Form 10-K
period 1993-12-31
WESTERN RESOURCES INC /KS
filed 1994-03-22
CIK 54507

UNITED STATES
                                     SECURITIES AND EXCHANGE COMMISSION
                                          WASHINGTON, D.C.  20549

                                                  FORM 10-K
      [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                     THE SECURITIES EXCHANGE ACT OF 1934

                                 For the fiscal year ended December 31, 1993

      [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                     THE SECURITIES EXCHANGE ACT OF 1934

                                        Commission file number 1-3523

                          WESTERN RESOURCES, INC.
           (Exact name of registrant as specified in its charter)

           KANSAS                                              48-0290150
(State or other jurisdiction of                             (I.R.S.  Employer
 incorporation or organization)                            Identification No.)

    818 KANSAS AVENUE, TOPEKA, KANSAS                                 66612
(Address of Principal Executive Offices)                           (Zip Code)

             Registrant's telephone number, including area code  913/575-6300

             Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $5.00 par value                 New York Stock Exchange
   (Title of each class)           (Name of each exchange on which registered)

                   Securities registered pursuant to Section 12(g) of the Act:
                      Preferred Stock, 4 1/2% Series, $100 par value
                                   (Title of Class)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  x     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Approximately $1,871,643,000 of Common Stock and $11,545,000 of Preferred Stock (excluding the 4 1/4% Series of Preferred Stock for which there is no readily ascertainable market value) at March 11, 1994.

Indicate the number of shares outstanding of each of the registrant's classes of common stock.

Common Stock, $5.00 par value                            61,617,873
      (Class)                               (Outstanding at March 11, 1994)

                         Documents Incorporated by Reference:
     Part                              Document

     III Portions of the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 1994.

                                           WESTERN RESOURCES, INC.
                                                  FORM 10-K
                                              December 31, 1993

                                              TABLE OF CONTENTS

         Description                                          Page

PART I
         Item 1.  Business                                      3

         Item 2.  Properties                                   19

         Item 3.  Legal Proceedings                             2

         Item 4.  Submission of Matters to a Vote of
                    Security Holders                           21

PART II
         Item 5.  Market for Registrant's Common Equity and
                    Related Stockholder Matters                21

         Item 6.  Selected Financial Data                      22

         Item 7.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                 23

         Item 8.  Financial Statements and Supplementary Data  32

         Item 9.  Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure    63

PART III
         Item 10. Directors and Executive Officers of the
                    Registrant                                 63

         Item 11. Executive Compensation                       63

         Item 12. Security Ownership of Certain Beneficial
                    Owners and Management                      63

         Item 13. Certain Relationships and Related
                    Transactions                               63

PART IV
         Item 14. Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K                        64

         Signatures                                            71

                                                   PART I

ITEM 1.  BUSINESS


GENERAL

     Western Resources, Inc. (formerly The Kansas Power and Light Company, KPL) is a combination electric and natural gas public utility engaged in the generation, transmission, distribution and sale of electric energy in Kansas and the purchase, transmission, distribution, transportation and sale of natural gas in Kansas, Missouri and Oklahoma. As used herein, the terms "Company and Western Resources" include its wholly-owned subsidiaries, Astra Resources, Inc., Kansas Gas and Electric Company (KG&E) since March 31, 1992, and KPL Funding Corporation (KFC), unless the context otherwise requires.
KG&E owns 47 percent of Wolf Creek Nuclear Operating Corporation, the operating company for Wolf Creek Generating Station (Wolf Creek). Corporate headquarters of the Company is located at 818 Kansas Avenue, Topeka, Kansas 66612. At December 31, 1993, the Company had 5,192 employees.

     On January 31, 1994, the Company sold substantially all of its Missouri natural gas distribution properties and operations to Southern Union Company (Southern Union). The Company sold the remaining Missouri properties to United Cities Gas Company (United Cities) on February 28, 1994. The properties sold to Southern Union and United Cities are referred to herein as the "Missouri Properties". With the sales the Company is no longer operating as a utility in the State of Missouri.

     The portion of the Missouri Properties purchased by Southern Union, were sold for an estimated sale price of $400 million, in cash, based on a calculation as of December 31, 1993. The final sale price will be calculated as of January 31, 1994, within 120 days of closing. Any difference between the estimated and final sale price will be adjusted through a payment to or from the Company.

     United Cities purchased the Company's natural gas distribution system in and around the City of Palmyra, Missouri, for $665,000 in cash.

     The operating revenues and operating income (unaudited) related to the Missouri Properties approximated $350 million and $21 million representing approximately 18 percent and seven percent, respectively, of the Company's total for 1993, and $299 million and $11 million representing approximately 19 percent and five percent, respectively, of the Company's total for 1992. Net utility plant (unaudited) for the Missouri Properties, at December 31, 1993, approximated $296 million and $272 million at December 31, 1992. This represents approximately seven percent at December 31, 1993, and six percent at December 31, 1992, of the total Company net utility plant. Separate audited financial information was not kept by the Company for the Missouri Properties. This unaudited financial information is based on assumptions and allocations of expenses of the Company as a whole. For additional information see Note 13 of the Notes to Consolidated Financial Statements.

     On March 31, 1992, the Company through its wholly-owned subsidiary KCA Corporation (KCA), acquired all of the outstanding common and preferred stock of Kansas Gas and Electric Company for $454 million in cash and 23,479,380 shares of common stock (the Merger). The Company also paid approximately $20 million in costs to complete the Merger. Simultaneously, KCA and Kansas Gas and Electric Company merged and adopted the name of Kansas Gas and Electric Company (KG&E).
     Additional information relating to the Merger can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 3 of Notes to Consolidated Financial Statements.

     The following information includes the operations of KG&E since March 31, 1992.

     The percentages of Total Operating Revenues and Operating Income Before Income Taxes attributable to the Company's electric and natural gas operations for the past five years were as follows:

                           Total                       Operating Income
                     Operating Revenues               Before Income Taxes
      Year        Electric    Natural Gas           Electric    Natural Gas

      1993           58%          42%                  85%          15%
      1992           57%          43%                  89%          11%
      1991           41%          59%                  84%          16%
      1990           40%          60%                  85%          15%
      1989           40%          60%                  81%          19%

     The difference between the percentage of electric operating revenues in relation to the percentage of electric operating income as compared to the same percentages for gas operations is due to the Company's level of investment in plant and its fuel costs in each of these segments.

     The amount of the Company's plant in service (net of accumulated depreciation) at December 31, for each of the past five years was as follows:

          Year          Electric          Natural Gas          Total
                                    (Thousands of Dollars)

          1993         $3,641,154          $759,619         $4,400,773
          1992          3,645,364           696,036          4,341,400
          1991          1,080,579           628,751          1,709,330
          1990          1,092,548           567,435          1,659,983
          1989          1,092,534           511,733          1,604,267

     As a regulated utility, the Company does not have direct competition for retail electric service in its certified service area. However, there is competition, based largely on price, from the generation, or potential generation, of electricity by large commercial and industrial customers, and independent power producers.

     Electric utilities have been experiencing problems such as controversy over the safety and use of coal and nuclear power plants, compliance with changing environmental requirements, long construction periods required to complete new generating units resulting in high fixed costs for those facilities, difficulties in obtaining timely and adequate rate relief to recover these high fixed costs, uncertainties in predicting future load requirements, competition from independent power producers and cogenerators, and the effects of changing accounting standards.
     The problems which most significantly affect the Company are the use, or potential use, of cogeneration or self-generation facilities by large commercial and industrial customers and compliance with environmental requirements. For additional information see Management's Discussion and Analysis and Notes 4 and 5 of the Notes to Consolidated Financial Statements included herein.

     Discussion of other factors affecting the Company is set forth in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis included herein.


ELECTRIC OPERATIONS

     General. The Company supplies electric energy at retail to approximately 585,000 customers in 462 communities in Kansas. These include Wichita, Topeka, Lawrence, Manhattan, Salina, and Hutchinson. On September 20 1993, the Company completed the purchase of the electric distribution system in DeSoto Kansas. This acquisition added approximately 880 customers to the Company's system. The Company also supplies electric energy at wholesale to the electric distribution systems of 67 communities and 5 rural electric cooperatives. The Company has contracts for the sale, purchase or exchange of electricity with other utilities. The Company also receives a limited amount of electricity through parallel generation.

     The Company's electric sales for the last five years were as follows (includes KG&E since March 31, 1992):

                      1993        1992        1991        1990        1989
                                       (Thousands of MWH)

   Residential        4,960       3,842       2,556       2,403       2,248
   Commercial         5,100       4,473       3,051       2,952       2,814
   Industrial         5,301       4,419       1,947       1,954       1,925
   Other              4,628       3,119       1,984*      1,820       2,077
   Total             19,989      15,853       9,538*      9,129       9,064

     * Includes cumulative effect to January 1, 1991, of change in revenue recognition. The cumulative effect of this change increased electric sales by 256,000 MWH.

     The Company's electric revenues for the last five years were as follows (includes KG&E since March 31, 1992):

                      1993         1992         1991        1990        1989
                                      (Thousands of Dollars)

     Residential   $  384,618     $296,917     $160,831    $152,509    $142,308
     Commercial       319,686      271,303      149,152     146,001     139,567
     Industrial       261,898      211,593       78,138      79,225      78,267
     Other            138,335      103,072       83,718      85,972      92,201
     Total         $1,104,537     $882,885     $471,839    $463,707    $452,343

     Capacity. The accredited generating capacity of the Company's system is presently 5,184 megawatts (MW). The system comprises interests in 22 fossil fueled steam generating units, one nuclear generating unit (47 percent interest), seven combustion peaking turbines and one diesel generator located at eleven generating stations. Two units of the 22 fossil fueled units have been "mothballed" for future use (see Item 2, Properties).

     The Company's 1993 peak system net load occurred on August 16, 1993 and amounted to 3,821 MW. The Company's net generating capacity together with power available from firm interchange and purchase contracts, provided a capacity margin of approximately 23 percent above system peak responsibility at the time of the peak.

     The Company and ten companies in Kansas and western Missouri have agreed to provide capacity (including margin), emergency and economy services for each other. This arrangement is called the MOKAN Power Pool. The pool participants also coordinate the planning of electric generating and transmission facilities.

     In January 1994, the Company entered into an agreement with Oklahoma Municipal Power Authority (OMPA), whereby, the Company received a prepayment of approximately $41 million for capacity and transmission charges through the year 2013.

     Future Capacity. The Company does not contemplate any significant expenditures in connection with construction of any major generating facilities through the turn of the century (see Management's Discussion and Analysis, Liquidity and Capital Resources). Although the Company's management believes, based on current load-growth projections and load management programs, it will maintain adequate capacity margins through 2000, in view of the lead time required to construct large operating facilities, the Company may be required before 2000 to consider whether to reschedule the construction of Jeffrey Energy Center (JEC) Unit 4 or alternatively either build or acquire other capacity.

     Fuel Mix. The Company's coal-fired units comprise 3,186 MW of the total 5,184 MW of generating capacity and the Company's nuclear unit provides 533 MW of capacity. Of the remaining 1,465 MW of generating capacity, units that can burn either natural gas or oil account for 1,373 MW, and the remaining units which burn only oil or diesel account for 92 MW (see Item 2, Properties).

     During 1993, low sulfur coal was used to produce 79 percent of the Company's electricity. Nuclear produced 17 percent and the remainder was produced from natural gas, oil, or diesel. Based on the Company's estimate of the availability of fuel, coal will continue to be used to produce approximately 78 percent of the Company's electricity and 18 percent from nuclear.

     The Company anticipates the fuel mix to fluctuate with the operation of nuclear powered Wolf Creek which operates on an 18-month refueling and maintenance schedule. The 18-month schedule permits uninterrupted operation every third calendar year. Beginning March 5, 1993, Wolf Creek was taken off-line for its sixth refueling and maintenance outage. The refueling outage took approximately 73 days to complete, during which time electric demand was met primarily by the Company's coal-fired generating units.

     Nuclear. The owners of Wolf Creek have on hand or under contract 73 percent of the uranium required for operation of Wolf Creek through the year 2001. The balance is expected to be obtained through spot market and contract purchases.

     Contractual arrangements are in place for 100 percent of Wolf Creek's uranium enrichment requirements for 1993-1996, 70 percent for 1997-1998 and 100 percent for 2003-2014. The balance of the 1997-2002 requirements is expected to be obtained through a combination of spot market and contract purchases. The decision not to contract for the full enrichment requirements is one of cost rather than availability of service.

     Contractual arrangements are in place for the conversion of uranium to uranium hexafluoride sufficient to meet Wolf Creek's requirements through 1995 as well as the fabrication of fuel assemblies to meet Wolf Creek's requirements through 2012. During 1994, the Company plans to begin securing additional arrangements for uranium conversion for the post 1995 period.

     The Nuclear Waste Policy Act of 1982 established schedules, guidelines and responsibilities for the Department of Energy (DOE) to develop and construct repositories for the ultimate disposal of spent fuel and high-level waste.
The DOE has not yet constructed a high-level waste disposal site and has announced that a permanent storage facility may not be in operation prior to 2010 although an interim storage facility may be available earlier. Wolf
Creek contains an on-site spent fuel storage facility which, under current regulatory guidelines, provides space for the storage of spent fuel through 2006 while still maintaining full core off-load capability. The Company believes adequate additional storage space can be obtained, as necessary.

     Coal. The Company has a long-term coal supply contract with Amax Coal West, Inc. (AMAX) a subsidiary of Cyprus Amax Coal Company, to supply low sulfur coal to JEC from AMAX's Eagle Butte Mine or an alternate mine source of AMAX's Belle Ayr Mine, both located in the Powder River Basin in Cambell County, Wyoming. The contract expires December 31, 2020. The contract contains a schedule of minimum annual delivery quantities with deficient mmBTU provisions applicable to deficiencies in the scheduled delivery. The coal to be supplied is surface mined and has an average BTU content of approximately 8,300 BTU per pound and an average sulfur content of .43 lbs/mmBTU (see Environmental Matters). The average delivered cost of coal for JEC was approximately $1.045 per mmBTU or $17.35 per ton during 1993.

     Coal is transported from Wyoming under a long-term rail transportation contract with Burlington Northern (BN) and Union Pacific (UP) to JEC through December 31, 2013. Rates are based on net load carrying capabilities of each rail car. The Company provides 770 aluminum rail cars, under a 20 year lease, to transport coal to JEC. During 1994, the Company will provide an additional 120 rail cars under a similar lease.

     The two coal fired units at La Cygne generating station have an aggregate generating capacity of 677 MW (KG&E's 50 percent share) (see Item 2. Properties). The operator, Kansas City Power & Light Company (KCP&L), maintains coal contracts summarized in the following paragraphs.

     During 1993, La Cygne 1 was converted to use low sulfur Powder River Basin coal which is supplied under the AMAX contract for La Cygne 2, discussed below. Illinois or Kansas/Missouri coal is blended with the Powder River
Basin coal and is secured from time to time under spot market arrangements.
La Cygne 1 uses a blend of 85 percent Powder River Basin coal. During the third and fourth quarters of 1993, the Company along with the operator secured supplemental Illinois or Kansas/Missouri coal, for blending purposes, on a short-term basis through spot market purchase orders.

     La Cygne 2 and additional La Cygne 1 Powder River Basin coal was supplied, through a contract that expired December 31, 1993, by AMAX from its mines in Gillette, Wyoming. This low sulfur coal had an average BTU content of approximately 8,500 BTU per pound and a maximum sulfur content of .50 lbs/mmBTU (see Environmental Matters). For 1994, the operator has secured Powder River Basin coal, similar to the AMAX coal, from two sources; Carter Mining Company's Caballo Mine, a subsidiary of Exxon Coal USA; and Caballo
Rojo Inc's Caballo Rojo Mine, a subsidiary of Drummond Inc. Transportation is covered by KCP&L through its Omnibus Rail Transportation Agreement with BN and Kansas City Southern Railroad through December 31, 1995. An alternative rail transportation agreement with Western Railroad Property, Inc. (WRPI), a partnership between UP and Chicago Northwestern (CNW), lasts through December 31, 1995. The WRPI/UP/CNW agreement is a supplemental access contract to handle tonnages not covered by the Omnibus contract.

     During 1993, the average delivered cost of all coal procured for La Cygne 1 was approximately $0.81 per mmBTU or $14.24 per ton and the average delivered cost of Powder River Basin coal for La Cygne 2 was approximately $0.84 per mmBTU or $14.18 per ton.

     The coal-fired units located at the Tecumseh and Lawrence Energy Centers have an aggregate generating capacity of 768 MW (see Item 2. Properties). The Company contracted with ARCH Mineral Corporation (ARCH Mineral) for low sulfur coal through December 31, 1993. The coal from ARCH Mineral was surface mined at its mine in Hanna, Wyoming and had an average BTU content of approximately 10,400 BTU per pound and an average sulfur content of .625 lbs/mmBTU (see Environmental Matters). During 1993, the average delivered cost of coal for the Lawrence units was approximately $1.254 per mmBTU or $29.13 per ton and the average delivered cost of coal for the Tecumseh units was approximately $1.229 per mmBTU or $26.19 per ton. The Company had a supplemental spot coal agreement, expiring December 31, 1993, with Cyprus Western Coal Company (Cyprus) to supply low-sulfur coal from Cyprus's Foidel Creek Mine located in Routt County, Colorado. The Company entered into a new five year coal supply agreement, effective January 1, 1994, with Cyprus for coal from the Foidel Creek mine. This coal will be transported under a new agreement with Southern Pacific Lines and Atchison and Topeka Santa Fe Railway Company. The coal supplied from Cyprus has an average BTU content of approximately 11,200 BTU
per pound and an average sulfur content of .38 lbs/mmBTU.   The Company
anticipates that the Cyprus agreement will supply the minimum requirements of the Tecumseh and Lawrence Energy Centers and supplemental coal requirements will continue to be supplied from favorable coal markets in Wyoming, Utah, Colorado and/or New Mexico.

     Natural Gas. The Company uses natural gas as a primary fuel in its Gordon Evans, Murray Gill, Abilene, and Hutchinson Energy Centers and in the gas turbine units at its Tecumseh generating station. Natural gas is also used as a supplemental fuel in the coal fired units at the Lawrence and Tecumseh generating stations. Natural gas for Gordon Evans and Murray Gill Energy Centers is supplied under a firm contract that runs through 1995 by Kansas Gas Supply (KGS). Short-term economical spot market purchases from the Williams Natural Gas (WNG) system provide the Company flexible natural gas to meet operational needs. Natural gas for the Company's Abilene and Hutchinson stations is supplied from the Company's main system (see Natural Gas Operations). Natural gas for the units at the Lawrence and Tecumseh stations is supplied through the WNG system under a short-term spot market agreement.

     Oil. The Company uses oil as an alternate fuel when economical or when interruptions to gas make it necessary. Oil is also used as a supplemental fuel at each of the coal plants. All oil burned by the Company during the past several years has been obtained by spot market purchases. At December 31, 1993, the Company had approximately 4 million gallons of No. 2 and 14.7 million gallons of No. 6 oil which is sufficient to meet emergency requirements and protect against lack of availability of natural gas and/or the loss of a large generating unit.

     Other Fuel Matters. The Company's contracts to supply fuel for its coal-and natural gas-fired generating units, with the exception of JEC, do not provide full fuel requirements at the various stations. Supplemental fuel is procured on the spot market to provide operational flexibility and, when the price is favorable, to take advantage of economic opportunities.

     On March 26, 1992, in connection with the Merger, the Kansas Corporation Commission (KCC) approved the elimination of the Energy Cost Adjustment Clause
(ECA) for most Kansas retail electric customers of both the Company and KG&E effective April 1, 1992. The provisions for fuel costs included in base rates were established at a level intended by the KCC to equal the projected average cost of fuel through August 1995 and to include recovery of costs provided by previously issued orders relating to coal contract settlements. Any increase or decrease in fuel costs from the projected average will be absorbed by the Company.

     Set forth in the table below is information relating to the weighted average cost of fuel used by the Company.

   KPL Plants                     1993     1992     1991     1990     1989
     Per Million BTU:
          Coal                   $1.13    $1.30    $1.33    $1.33    $1.31
          Gas                     2.71     2.15     1.72     1.50     2.10
          Oil                     4.41     4.19     4.25     4.63     3.92

    Cents per KWH Generation      1.31     1.49     1.52     1.53     1.51

   KG&E Plants                    1993     1992     1991     1990     1989
     Per Million BTU:
          Nuclear                $0.35    $0.34    $0.32    $0.34    $0.34
          Coal                    0.96     1.25     1.32     1.32     1.38
          Gas                     2.37     1.95     1.74     1.96     1.91
          Oil                     3.15     4.28     4.13     3.01     3.30

    Cents per KWH Generation      0.93     0.98     1.09     1.01     0.96

     Environmental Matters. The Company currently holds all Federal and state environmental approvals required for the operation of all its generating units. The Company believes it is presently in substantial compliance with all air quality regulations (including those pertaining to particulate matter, sulfur dioxide and nitrogen oxides) promulgated by the State of Kansas and the Environmental Protection Agency (EPA).

     The Federal sulfur dioxide standards, applicable to the Company's JEC and La Cygne 2 units, prohibit the emission of more than 1.2 pounds of sulfur dioxide per million BTU of heat input. Federal particulate matter emission standards applicable to these units prohibit: (1) the emission of more than
0.1 pounds of particulate matter per million BTU of heat input and (2) an opacity greater than 20 percent. Federal nitrogen oxides emission standards applicable to these units prohibit the emission of more than 0.7 pounds of nitrogen oxides per million BTU of heat input.

     The JEC and La Cygne 2 units have met: (1) the sulfur dioxide standards through the use of low sulfur coal (See Coal); (2) the particulate matter standards through the use of electrostatic precipitators; and (3) the nitrogen oxide standards through boiler design and operating procedures. The JEC units are also equipped with flue gas scrubbers providing additional sulfur dioxide and particulate matter emission reduction capability.

     The Kansas Department of Health and Environment regulations, applicable to the Company's other generating facilities, prohibit the emission of more than
2.5 pounds of sulfur dioxide per million BTU of heat input at the Company's Lawrence generating units and 3.0 pounds at all other generating units. The Company has contracted or intends to contract to purchase low sulfur coal (see
Coal) which will allow compliance with such limits at Lawrence, Tecumseh and La Cygne 1. All facilities burning coal are equipped with flue gas scrubbers and/or electrostatic precipitators.

     The Clean Air Act Amendments of 1990 (the Act) require a two-phase reduction in sulfur dioxide and nitrogen oxide emissions effective in 1995 and 2000 and a probable reduction in toxic emissions. To meet the monitoring and reporting requirements under the acid rain program, the Company is installing continuous monitoring and reporting equipment at a total cost of approximately $10 million. At December 31, 1993, the Company had completed approximately $4 million of these capital expenditures with the remaining $6 million of capital expenditures to be completed in 1994 and 1995. The Company does not expect additional equipment to reduce sulfur emissions to be necessary under Phase
II.  The Company currently has no Phase I affected units.

     The nitrogen oxide and toxic limits, which were not set in the law, will be specified in future EPA regulations. The EPA has issued, for public comment, preliminary nitrogen oxide regulations for Phase I group 1 units. Nitrogen oxide regulations for Phase II units and Phase I group 2 units are mandated in the Act to be promulgated by January 1, 1997. Although the Company has no Phase I units, the final nitrogen oxide regulations for Phase 1
group 1 may allow for early compliance for Phase II group 1 units.   Until
such time as the Phase I group 1 nitrogen oxide regulations are final, the Company will be unable to determine its compliance options or related compliance costs.

     All of the Company's generating facilities are in substantial compliance with the Best Practicable Technology and Best Available Technology regulations issued by EPA pursuant to the Clean Water Act of 1977. Most EPA regulations are administered in Kansas by the Kansas Department of Health and Environment.

     Additional information with respect to Environmental Matters is discussed in Note 4 of the Notes to Consolidated Financial Statements included herein.


NATURAL GAS OPERATIONS

     General. At December 31, 1993, the Company supplied natural gas at retail to approximately 1,093,000 customers in 519 communities and at wholesale to eight communities and two utilities in Kansas, Missouri and Oklahoma. The natural gas systems of the Company consisted of distribution systems in all three states purchasing natural gas from interstate pipeline companies and the main system, an integrated storage, gathering, transmission and distribution system. The Company also transports gas for its large commercial and industrial customers purchasing gas on the spot market. The Company earns approximately the same margin on volume of gas transported as on volumes sold except where limited discounting occurs in order to retain the customer's load.

     As discussed previously, on January 31, 1994, the Company sold substantially all of its Missouri natural gas distribution properties and operations to Southern Union and sold the remaining Missouri properties to United Cities on February 28, 1994. Additional information with respect to the impact of the sale of the Missouri Properties is set forth in Notes 2 and 13 of the Notes to Consolidated Financial Statements.

     The percentage of total natural gas deliveries, including transportation and operating revenues for 1993 by state were as follows:

                        Total Natural           Total Natural Gas
                        Gas Deliveries          Operating Revenues

          Kansas            54.6%                     53.9%
          Missouri          43.0%                     43.5%
          Oklahoma           2.4%                      2.6%

     The Company's natural gas deliveries for the last five years were as follows:

                        1993       1992       1991       1990       1989
                                       (Thousands of MCF)

     Residential      110,045     93,779     97,297     95,247    104,057
     Commercial        47,536     40,556     47,075     43,973     47,339
     Industrial         1,490      2,214      2,655      3,207      5,637
     Other                 41         94     14,960*     1,361      1,403
     Transportation    73,574     68,425     78,055     72,623     58,025
     Total            232,686    205,068    240,042*   216,411    216,461

     * Includes cumulative effect to January 1, 1991, of change in revenue recognition. The cumulative effect of this change increased natural gas sales by 14,838,000 MCF.

     The Company's natural gas revenues for the last five years were as follows:

                       1993       1992       1991       1990       1989
                                  (Thousands of Dollars)

     Residential     $529,260   $440,239   $433,871   $439,956   $430,250
     Commercial       209,344    169,470    182,486    176,279    172,628
     Industrial         7,294      7,804     10,546     12,994     18,021
     Other             30,143     27,457     33,434     31,323     30,072
     Transportation    28,781     28,393     30,002     25,496     24,309
     Total           $804,822   $673,363   $690,339   $686,048   $675,280

     In compliance with orders of the state commissions applicable to all natural gas utilities, the Company has established priority categories for service to its natural gas customers. The highest priority is for residential and small commercial customers and the lowest for large industrial customers. Natural gas delivered by the Company from its main system for use as fuel for electric generation is classified in the lowest priority category.

     Interstate Pipeline Supply. During 1993, the Company purchased natural gas from interstate pipelines, producers, and marketers to distribute at retail to approximately 966,000 customers located in western Missouri, central and eastern Kansas and northeastern Oklahoma. The principal market area at December 31, 1993, was the seven county Kansas City metropolitan area (see page 3 regarding the sale of the Missouri Properties), which includes Kansas City and Independence in Missouri and Kansas City and the northeast Johnson County suburbs in Kansas. Other larger cities which were served in 1993 are St. Joseph and Joplin, Missouri; Wichita and Topeka, Kansas; and Bartlesville, Oklahoma.

     During 1993, as a result of FERC Order No. 636, significant changes occurred regarding the acquisition of interstate pipeline supply and transportation services. The FERC has issued final decisions concerning the Company's major pipeline suppliers which authorized the implementation of restructured services before the 1993-94 winter heating season. Appeals have been filed in several of these cases concerning numerous issues addressed by the restructuring orders. The Company anticipates that implementation of restructured pipeline services will not significantly affect its ability to provide reliable service to its customers. For additional discussion, see Management's Discussion and Analysis included herein.

     In 1993, the Company purchased approximately 56.9 billion cubic feet (BCF) or 38.7 percent of the interstate pipeline supply compared with 48.1 BCF or
39.4 percent for 1992, from Williams Natural Gas Company (WNG), a non-affiliated interstate pipeline transmission company. The Company had a contract with WNG for natural gas purchases which expired on September 30, 1993. The Company's purchase contract has been superseded by transportation agreements with WNG which have terms varying in length from one to twenty years. The Company now purchases all the natural gas it delivers to its customers direct from producers and marketers of natural gas. WNG transported
33.5 BCF under these agreements in 1993.

     The Company has gas purchase contracts with Mobil Natural Gas, Inc., OXY USA, Inc., Williams Gas Marketing, Kansas Pipeline Company, L.P., Mesa, Tri-Power Fuels, Amoco, Mid-Kansas Partnership, and GPM Gas Corporation expiring at various times. Some of the Company's gas purchase contracts extend beyond the year 2000. The Company purchased approximately 77.8 BCF or 52.9 percent of its natural gas supply from these sources in 1993 and 63.9 BCF or 52.3 percent during 1992. Approximately 94.4 BCF of natural gas is made available annually under these contracts. The Company has limited rights to substitute spot gas for this gas under contract.

     Other sources of supply for the Company's distribution systems were Panhandle Eastern Pipeline Company (Panhandle), Northern Natural Gas Company, Natural Gas Pipeline Company of America, intrastate pipelines, and spot market suppliers under short term contracts. These sources totalled 5.2 and 2.0 BCF for 1993 and 1992 representing 3.5 percent and 1.6 percent of the system requirements, respectively.

     During 1993 and 1992, approximately 7.1 BCF and 8.2 BCF, respectively, were transferred from the Company's main system to serve a portion of Wichita, Kansas. These system transfers represent 4.9 percent and 6.7 percent, respectively, of the interstate system supply.

     The average wholesale cost per thousand cubic feet (MCF) purchased for the distribution systems for the past five years was as follows:

                            Interstate Pipeline Supply
                              (Average Cost per MCF)

                          1993       1992       1991       1990       1989

   WNG                   $3.57      $3.64      $3.61      $3.84      $3.23
   Other                  3.01       2.30       2.36       2.14       2.29
   Total Average Cost     3.23       2.88       3.02       3.10       2.91

     The increase in the total average cost per MCF in 1993 from 1992 reflects increased prices in the spot market.

     Main System. The Company serves approximately 127,000 customers in central and north central Kansas with natural gas supplied through the main system. The principal market areas include Salina, Manhattan, Junction City, Great Bend, McPherson, Hutchinson and Wichita, Kansas.

     Natural gas for the Company's main system is purchased from a combination of direct wellhead production, from the outlet of natural gas processing plants, and from interstate pipeline interconnects all within the State of Kansas. Such purchases are transported entirely through Company owned transmission lines in Kansas.

     During 1993 the Company purchased from Mesa approximately 15.6 BCF of natural gas (including 2.5 BCF of make-up deliveries) pursuant to a contract expiring May 31, 1995 (the Hugoton Contract). This compares with 14.3 BCF (including 2.1 BCF of make-up deliveries) during 1992. These purchases represent approximately 53.7 percent and 55.2 percent, respectively, of the Company's main system requirements during such periods.

     Pursuant to the Hugoton Contract, the Company expects to purchase approximately 16.8 BCF of natural gas constituting approximately 56.4 percent of the Company's main system requirements during 1994. Mesa dedicated its entire deliverability in the contract area to the Company. However, if the Company is unable to take 100% of such deliverability, such non-takes by the Company are released back to Mesa to sell to others. Under the terms of the Hugoton Contract, the Company is entitled to purchase annually the volume of natural gas the KCC allows to be produced from the Mesa wells, less gasoline plant shrinkage and the natural gas used by Mesa in its operations.

     Spivey-Grabs field in south-central Kansas supplied approximately 4.8 and
5.4 BCF of natural gas in 1993 and 1992, constituting 16.6 percent and 20.9 percent, respectively, of the main system's requirements during such periods. Such natural gas is supplied pursuant to contracts with producers in the Spivey-Grabs field, most of which are for the life of the field, and under which the Company expects to receive approximately 5.2 BCF of natural gas in 1994.

     Other sources of gas for the main system of 4.4 BCF or 15.2 percent of the system requirements were purchased from or transported through interstate pipelines during 1993. The remainder of the supply for the main system during 1993 and 1992 of 4.2 and 4.0 BCF representing 14.5 percent and 15.4 percent, respectively, was purchased directly from producers or gathering systems.

     During 1993 and 1992, approximately 7.1 and 8.2 BCF, respectively, of the total main system supply was transferred to the Company's interstate system (see Interstate Pipeline Supply).

     The main system's average wholesale cost per MCF purchased for the past five years was as follows:
                         Natural Gas Supply - Main System
                              (Average Cost per MCF)

                           1993      1992      1991       1990       1989

  Mesa-Hugoton Contract   $1.78(1)  $1.47(2)  $1.36(3)   $1.47(4)   $1.35
  Other                    2.69      2.66      2.68       2.54       2.63
  Total Average Cost       2.20      2.00      1.94       1.98       1.84

     (1)  Includes 2.5 BCF @ $1.31/MCF of make-up deliveries.
     (2)  Includes 2.1 BCF @ $1.31/MCF of make-up deliveries.
     (3)  Includes 1.5 BCF @ $1.31/MCF of make-up deliveries.
     (4) Includes 1.6 BCF @ $1.12/MCF and 1.8 BCF @ $1.31/MCF of make-up deliveries.

     The Company has determined that it controlled an estimated 448 BCF of proved natural gas reserves as of December 31, 1993, for the main system. The Company made this determination based on a study and estimate prepared by K&A Energy Consultants, Inc., independent petroleum engineers and geologists, of the natural gas reserves under contract to the Company as of December 31, 1988, and changes in contracted reserves since the date of the study. The annual amount of natural gas available from these reserves is dependent upon production allowables granted by the KCC to wells in specific natural gas fields, and upon the deliverability of the wells under contract.

     Production allowables for the Hugoton Field, set by the KCC, determine the amount of natural gas available to the Company. The production allowables granted by the KCC are reviewed in March and September of each year.

     In the Company's opinion, its contracts and reserves are adequate to meet the present annual requirements of its main system high priority customers through 1994. The Company has contracted with various suppliers to assure adequate supplies will continue beyond 1994.

     The load characteristics of the Company's natural gas customers creates relatively high volume demand on the main system during cold winter days. To assure peak day service to high priority customers, the Company has developed the Brehm natural gas storage facility near Pratt, Kansas with working storage capacity of 1.6 BCF. The Company has an agreement with Williams Natural Gas Company, expiring March 31, 1998, for an additional 3.3 BCF of storage in the Alden field in Kansas. Natural gas is transferred to and displaced from Alden through Williams's pipeline system.

     Under the terms of a deferred delivery agreement between the Company and Enron Gas Marketing (EGM), the Company will receive approximately 1.5 BCF during the 1993-1994 heating season, which will complete the deferred delivery agreement.

     The Company owns and operates the Brehm field, an underground natural gas storage facility in Pratt County, Kansas. This facility has a storage capacity of approximately 1.6 BCF.

     The Company has developed additional storage for the main system in the Yaggy field near Hutchinson, Kansas. This field provides another 2 BCF of working storage capacity when fully operational, of which approximately 1 BCF was available for the heating season beginning November 1993.

     Environmental Matters. For information with respect to Environmental Matters see Note 4 of Notes to Consolidated Financial Statements included herein.


SEGMENT INFORMATION

     Financial information with respect to business segments as set forth in
Note 13 of Notes to Consolidated Financial Statements included herein.


FINANCING

     The Company's ability to issue additional debt and equity securities is restricted under limitations imposed by the charter and the Mortgage and Deed of Trust of Western Resources and KG&E.

     Western Resources' mortgage prohibits additional first mortgage bonds from being issued (except in connection with certain refundings) unless the Company's net earnings available for interest, depreciation and property retirement for a period of 12 consecutive months within 15 months preceding the issuance are not less than the greater of twice the annual interest charges on, or 10% of the principal amount of, all first mortgage bonds outstanding after giving effect to the proposed issuance. Based on the Company's results for the 12 months ended December 31, 1993, approximately
$457 million principal amount of additional first mortgage bonds could be issued (7.5 percent interest rate assumed).

     Additional Western Resources bonds may be issued, subject to the restrictions in the preceding paragraph, on the basis of property additions not subject to an unfunded prior lien and on the basis of bonds which have been retired. As of December 31, 1993, the Company had approximately $148 million of net bondable property additions not subject to an unfunded prior lien entitling the Company to issue up to $89 million principal amount of additional bonds. As of December 31, 1993, the Company could also issue up to $203 million bonds on the basis of retired bonds.

     With the sale of the Missouri Properties and the discharge of the Gas Service mortgage, the Company, as of January 31, 1994, had approximately $387 million of net bondable property additions not subject to an unfunded prior lien entitling the Company to issue up to $232 million of additional bonds. In addition, $203 million of retired bonds were repledged to the Trustee for the release of a portion of the gas properties sold. As of January 31, 1994, no additional bonds could be issued on the basis of retired bonds.

     KG&E's mortgage prohibits additional first mortgage bonds from being issued (except in connection with certain refundings) unless KG&E's net earnings before income taxes and before provision for retirement and depreciation of property for a period of 12 consecutive months within 15 months preceding the issuance are not less than two and one-half times the annual interest charges on, or 10% of the principal amount of, all first mortgage bonds outstanding after giving effect to the proposed issuance. Based on KG&E's results for the 12 months ended December 31, 1993, approximately $1 billion principal amount of additional first mortgage bonds could be issued (7.5 percent interest rate assumed).

     Additional KG&E bonds may be issued, subject to the restrictions in the preceding paragraph, on the basis of property additions not subject to an unfunded prior lien and on the basis of bonds which have been retired. As of December 31, 1993, KG&E had approximately $1.3 billion of net bondable property additions not subject to an unfunded prior lien entitling KG&E to issue up to $882 million principal amount of additional bonds. As of December 31, 1993, KG&E could also issue up to $115 million bonds on the basis of retired bonds.

     The most restrictive provision of the Company's charter permits the issuance of additional shares of preferred stock without certain specified preferred stockholder approval only if, for a period of 12 consecutive months within 15 months preceding the issuance, net earnings available for payment of interest exceed one and one-half times the sum of annual interest requirements and dividend requirements on preferred stock after giving effect to the proposed issuance. After giving effect to the annual interest and dividend requirements on all debt and preferred stock outstanding at December 31, 1993, such ratio was 1.94 for the 12 months ended December 31, 1993.


REGULATION AND RATES

     The Company is subject as an operating electric utility to the jurisdiction of the KCC and as a natural gas utility to the jurisdiction of the KCC, the Missouri Public Service Commission (MPSC), and the Corporation Commission of the State of Oklahoma (OCC), which have general regulatory authority over the Company's rates, extensions and abandonments of service and facilities, valuation of property, the classification of accounts and various other matters.

     The Company is subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC), KCC and MPSC with respect to the issuance of securities. There is no state regulatory body in Oklahoma having jurisdiction over the issuance of the Company's securities.

     Additionally, the Company is subject to the jurisdiction of the FERC, including jurisdiction as to rates with respect to sales of electricity for resale. The Company is not engaged in the interstate transmission or sale of natural gas which would subject it to the regulatory provisions of the Natural Gas Act. KG&E is also subject to the jurisdiction of the Nuclear Regulatory Commission as to nuclear plant operations and safety.

     Additional information with respect to Rate Matters and Regulation as set forth in Note 5 of Notes to Consolidated Financial Statements is included herein.

EMPLOYEE RELATIONS

     As of December 31, 1993, the Company had 5,192 employees. The Company did not experience any strikes or work stoppages during 1993. The Company's current contracts with its two electric unions were negotiated in 1993 and expire June 30, 1995. The two contracts cover approximately 2,000 employees. The Company has contracts with 5 other unions representing approximately 1,450 employees. These contracts were negotiated in 1992 and will expire June 6, 1996. Following the 1994 sale of the Missouri Properties the Company had 4,164 employees.

EXECUTIVE OFFICERS OF THE COMPANY
                                                              Other Offices or Positions
Name                  Age      Present Office                 Held During Past Five Years
John E. Hayes, Jr.     56      Chairman of the Board,         Chairman of the Board (1989)
                                 President, and Chief           Triad Capital Partners,
                                 Executive Officer              St. Louis, Missouri
                                 (since October 1989)         President and Chief Executive
                                                                Officer (1986 to 1989), Director
                                                                (1984 to 1989), and Chairman of
                                                                the Board (1986 to 1989),
                                                                Southwestern Bell Telephone
                                                                Company, St. Louis, Missouri
                                                              Director (1986 to 1989)
                                                                Southwestern Bell Corporation,
                                                                St. Louis, Missouri

William E. Brown       54      President and Chief            President and Chief Operating Officer-
                                 Executive Officer KPL          KPL Division (1990)
                                 (since October 1990)         Executive Vice President and Chief
                                                                Operating Officer (1987 to 1990)
                                                              Acting President (1989)

James S. Haines, Jr.   47      Executive Vice President       Group Vice President (1985 to 1992)
                                 and Chief Administrative       KG&E, Wichita, Kansas
                                 Officer (since March 1992)

Steven L. Kitchen      48      Executive Vice President       Senior Vice President, Finance
                                 and Chief Financial            and Accounting (1987 to 1990)
                                 Officer (since March 1990)

John K. Rosenberg      48      Executive Vice President       Corporate Secretary (1988 to 1992)
                                 (since March 1990)           Vice President (1987 to 1990)
                                 and General Counsel
                                 (since May 1987)

Carl M. Koupal, Jr.    40      Vice President, Corporate      Vice President, Marketing and Economic
                                 Communications, Marketing,     Development (1992)
                                 and Economic Development     Director, Economic Development, (1985
                                 (since September 1992)         to 1992) Jefferson City, Missouri

Rayford Price          56      Vice President, Corporate      President, (1990 to 1993) Rayford
Price
                                 Development (since             & Associates P.C., Austin, Texas
                                 September 1993)              Partner, (1988 to 1990) Thomas,
Winters
                                                                & Newton, Austin, Texas

Kent R. Brown          48      President and Chief            Group Vice President (1982 to 1992)
                                 Executive Officer KG&E         KG&E, Wichita, Kansas
                                 (since April 1992)

William L. Johnson(1)  51      President and Chief            President and Chief Operating Officer-
                                 Executive Officer Gas          Gas Service Division (1990)
                                 Service (since               Vice President, District Operations
                                 October 1990)                  (1985 to 1990) Michigan Consolidated
                                                                Gas Company, Grand Rapids, Michigan
Jerry D. Courington    48      Controller (since February
                                     1985)

(1) Mr. Johnson left the Company on January 31, 1994.

The present term of office of each of the executive officers extends to May 3, 1994, or until their respective successors are chosen and appointed by the Board of
Directors.  There are no family relationships among any of the officers, nor any arrangements or understandings between any officer and other persons pursuant to which he/she was elected as an officer.

ITEM 2.  PROPERTIES

     The Company owns or leases and operates an electric generation, transmission, and distribution system in Kansas, a natural gas integrated storage, gathering, transmission and distribution system in Kansas, and a natural gas distribution system in Kansas, Missouri and Oklahoma (see page 3 with respect to the sale of the Missouri Properties).

     During the five years ended December 31, 1993, the Company's gross property additions totalled $852,650,000 and retirements were $125,287,000.

ELECTRIC FACILITIES
                                Unit      Year      Principal   Unit Capacity
            Name                 No.    Installed     Fuel         (MW) (2)

Abilene Energy Center:
     Combustion Turbine           1        1973       Gas             67

Gordon Evans Energy Center:
     Steam Turbines               1        1961     Gas--Oil         150
                                  2        1967     Gas--Oil         367

Hutchinson Energy Center:
     Steam Turbines               1        1950       Gas             18
                                  2        1950       Gas             20
                                  3        1951       Gas             31
                                  4        1965       Gas            196
     Combustion Turbines          1        1974       Gas             53
                                  2        1974       Gas             51
                                  3        1974       Gas             55
                                  4        1975       Oil             89

Jeffrey Energy Center (84%):
     Steam Turbines               1        1978       Coal           587
                                  2        1980       Coal           566
                                  3        1983       Coal           588

La Cygne Station (50%):
     Steam Turbines               1        1973       Coal           342
                                  2        1977       Coal           335

Lawrence Energy Center:
     Steam Turbines               2        1952       Gas              0 (1)
                                  3        1954       Coal            56
                                  4        1960       Coal           102
                                  5        1971       Coal           380

Murray Gill Energy Center:
     Steam Turbines               1        1952     Gas--Oil          46
                                  2        1954     Gas--Oil          69
                                  3        1956     Gas--Oil         107
                                  4        1959     Gas--Oil         105

Neosho Energy Center:
     Steam Turbines               3        1954     Gas--Oil           0 (1)

                                Unit      Year      Principal   Unit Capacity
            Name                 No.    Installed     Fuel         (MW) (2)

Tecumseh Energy Center:
     Steam Turbines               7        1957       Coal            83
                                  8        1962       Coal           147
     Combustion Turbines          1        1972       Gas             19
                                  2        1972       Gas             19

Wichita Plant:
     Diesel Generator             5        1969      Diesel            3

Wolf Creek Generating Station (47%):
     Nuclear                      1        1985     Uranium          533

     Total                                                         5,184

(1) These units have been "mothballed" for future use.

(2) Based on MOKAN rating.

     The Company jointly-owns Jeffrey Energy Center (84%), La Cygne Station (50%) and Wolf Creek Generating Station (47%).

NATURAL GAS COMPRESSOR STATIONS AND STORAGE FACILITIES

     The Company's transmission and storage facility compressor stations, all located in Kansas, as of December 31, 1993, are as follows:
                                                                   Mfr Ratings
                                                                    of MCF/Hr
                                                                   Capacity at
                   Driving                     Type of    Mfr hp    14.65 Psia
   Location         Units    Year Installed      Fuel     Ratings     at 60 F


Abilene . . . . .     4            1930          Gas       4,000      5,920
Bison . . . . . .     1            1951          Gas         440        316
Brehm Storage . .     2            1982          Gas         800        486
Calista . . . . .     3            1987          Gas       4,400      7,490
Hope. . . . . . .     1            1970        Electric      600         44
Hutchinson. . . .     2            1989          Gas       1,600        707
Manhattan . . . .     1            1963        Electric      250        313
Marysville. . . .     1            1964        Electric      250        202
McPherson . . . .     1            1972        Electric    3,000      7,040
Minneola. . . . .     5        1952 - 1978       Gas       9,650     14,018
Pratt . . . . . .     3        1963 - 1983       Gas       1,700      3,145
Spivey. . . . . .     4        1957 - 1964       Gas       7,200      1,368
Ulysses . . . . .    12        1949 - 1981       Gas      26,630     15,244
Yaggy Storage . .     3            1993        Electric    7,500      5,000

     The Company owns and operates an underground natural gas storage facility, the Brehm field in Pratt County, Kansas. This facility has a working storage capacity of approximately 1.6 BCF. The Company withdrew up to 16,930 MCF per day from this field to meet 1993 winter peaking requirements.


     The Company owns and operates an underground natural gas storage field, the Yaggy field in Reno County, Kansas. This facility has a working storage capacity of approximately 0.8 BCF to be expanded to 2 BCF. The Company withdrew up to 6,280 MCF per day from this field to meet 1993 winter peaking requirements.

     The Company has contracted with Williams Natural Gas Company for additional underground storage in the Alden field in Kansas. The contract, expiring March 31, 1998, enables the Company to supply customers with up to 75 million cubic feet per day of gas supply during winter peak periods. See Item
I.  Business, Gas Operations for proven recoverable gas reserve information.

ITEM 3.  LEGAL PROCEEDINGS

     Information on legal proceedings involving the Company is set forth in
Note 15 of Notes to Consolidated Financial Statements included herein.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


                                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     Stock Trading. Western Resources common stock, which is traded under the ticker symbol WR, is listed on the New York Stock Exchange. As of March 14, 1994, there 45,317 common shareholders of record. For information regarding quarterly common stock price ranges for 1993 and 1992, see Note 16 of Notes to Consolidated Financial Statements included herein.

     Dividend Policy. Western Resources common stock is entitled to dividends when and as declared by the Board of Directors. At December 31, 1993, the Company's retained earnings were restricted by $857,600 against the payment of dividends on common stock. However, prior to the payment of common dividends, dividends must be first paid to the holders of preferred stock and second to the holders of preference stock based on the fixed dividend rate for each series.

     Dividends have been paid on the Company's common stock throughout the Company's history. Quarterly dividends on common stock normally are paid on or about the first of January, April, July, and October to shareholders of record as of about the third day of the preceding month. Future dividends depend upon future earnings, the financial condition of the Company and other factors. For information regarding quarterly dividend declarations for 1993 and 1992, see Note 16 of Notes to Consolidated Financial Statements included herein.

ITEM 6.  SELECTED FINANCIAL DATA


Year Ended December 31,              1993         1992(1)        1991          1990          1989
                                                        (Dollars in Thousands)
Income Statement Data:

Operating revenues:
  Electric . . . . . . . . . . .  $1,104,537    $  882,885    $  471,839    $  463,707    $  452,343
  Natural gas. . . . . . . . . .     804,822       673,363       690,339       686,048       675,280
    Total operating revenues . .   1,909,359     1,556,248     1,162,178     1,149,755     1,127,623
Operating expenses . . . . . . .   1,617,296     1,317,079     1,032,557     1,017,765     1,002,087
Allowance for funds used during
  construction . . . . . . . . .       2,631         2,002         1,070         1,181         1,503

Income before cumulative effect
  of accounting change . . . . .     177,370       127,884        72,285        79,619        72,778
Cumulative effect to January 1,
  1991, of change in revenue
  recognition. . . . . . . . . .        -             -           17,360           -             -
Net income . . . . . . . . . . .     177,370       127,884        89,645        79,619        72,778
Earnings applicable to common
  stock. . . . . . . . . . . . .     163,864       115,133        83,268        77,875        70,921



December 31,                         1993         1992(1)        1991          1990          1989
                                                        (Dollars in Thousands)
Balance Sheet Data:

Gross plant in service . . . . .  $6,222,483    $6,033,023    $2,535,448    $2,421,562    $2,305,279
Construction work in progress. .      80,192        68,041        17,114        20,201        19,571
Total assets . . . . . . . . . .   5,412,048     5,438,906     2,112,513     2,016,029     1,959,044
Long-term debt and preference
  stock subject to mandatory
  redemption . . . . . . . . . .   1,673,988     2,077,459       690,612       595,524       552,538


Year Ended December 31,              1993         1992(1)        1991          1990          1989

Common Stock Data:

Earnings per share before
  cumulative effect of
  accounting change. . . . . . .     $ 2.76         $ 2.20       $ 1.91        $ 2.25         $ 2.05
Cumulative effect to January 1,
  1991, of change in revenue
  recognition per share. . . . .         -              -           .50            -              -
Earnings per share . . . . . . .     $ 2.76         $ 2.20       $ 2.41        $ 2.25         $ 2.05
Dividends per share. . . . . . .     $ 1.94         $ 1.90       $ 2.04(2)     $ 1.80         $ 1.76
Book value per share . . . . . .     $23.08         $21.51       $18.59        $18.25         $17.80
Average shares outstanding(000's)    59,294         52,272       34,566        34,566         34,566
Interest coverage ratio (before
  income taxes, including
  AFUDC) . . . . . . . . . . . .       2.79           2.27         2.69          2.86           2.96

(1) Information reflects the merger with KG&E on March 31, 1992 (Note 3).

(2) Includes special, one-time dividend of $0.18 per share paid February 28, 1991.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

     General: Earnings were $2.76 per share of common stock based on 59,294,091 average common shares for 1993, an increase from $2.20 in 1992 on 52,271,932 average common shares. The increase resulted from a return to near normal temperatures compared to unusually mild winter and summer temperatures in 1992, reduced interest costs, and the full twelve month effect of the merger with Kansas Gas and Electric Company (KG&E) on March 31, 1992 (the Merger).

     Dividends per common share were $1.94 in 1993, an increase of four cents from 1992. In January 1994, the Board of Directors declared a quarterly dividend of 49 1/2 cents per common share, an increase of one cent over the previous quarter.

     The book value per share was $23.08 at December 31, 1993, compared to $21.51 at December 31, 1992. The increase in book value is primarily the result of the issuance of additional common stock and an increase in retained earnings. The 1993 closing stock price of $34 7/8 was 151 percent of book value. There were 61,617,873 common shares outstanding at December 31, 1993.

     On January 31, 1994, the Company sold substantially all of its Missouri natural gas distribution properties and operations to Southern Union Company (Southern Union). The Company sold the remaining Missouri properties to United Cities Gas Company (United Cities) on February 28, 1994. The properties sold to Southern Union and United Cities are referred to herein as the "Missouri Properties." With the sales the Company is no longer operating as a utility in the State of Missouri.

     The portion of the Missouri Properties purchased by Southern Union was sold for an estimated sale price of $400 million, in cash, based on a calculation as of December 31, 1993. The final sale price will be calculated as of January 31, 1994, within 120 days of closing. Any difference between the estimated and final sale price will be adjusted through a payment to or from the Company.

     United Cities purchased the Company's natural gas distribution system in and around the City of Palmyra, Missouri, for $665,000 in cash.

     The operating revenues and operating income (unaudited) related to the Missouri Properties approximated $350 million and $21 million representing approximately 18 percent and seven percent, respectively, of the Company's total for 1993, and $299 million and $11 million representing approximately 19 percent and five percent, respectively, of the Company's total for 1992. Net utility plant (unaudited) for the Missouri Properties, at December 31, 1993, approximated $296 million and $272 million at December 31, 1992. This represents approximately seven percent at December 31, 1993, and six percent at December 31, 1992, of the total Company net utility plant. Separate audited financial information was not kept by the Company for the Missouri Properties. This unaudited financial information is based on assumptions and allocations of expenses of the Company as a whole.

     Liquidity and Capital Resources: The Company's liquidity is a function of its ongoing construction program, designed to improve facilities which provide electric and natural gas service and meet future customer service requirements.

     During 1993, construction expenditures for the Company's electric system were approximately $138 million and nuclear fuel expenditures were approximately $6 million. It is projected that adequate capacity margins will be maintained without the addition of any major generating facilities through the turn of the century. The construction expenditures for improvements on the natural gas system, including the Company's service line replacement program, were approximately $94 million during 1993, of which construction expenditures for the Missouri Properties were approximately $39 million.

     Capital expenditures for 1994 to 1996 are anticipated to be as follows:

                          Electric       Nuclear Fuel      Natural Gas
                                    (Dollars in Thousands)

            1994          $131,483         $ 20,995          $ 64,608
            1995           143,391           21,469            69,482
            1996           151,100            9,890            68,747

     These expenditures are estimates prepared for planning purposes and are subject to revisions from time to time (see Note 4).

     The Company's net cash flow to capital expenditures was 100 percent for 1993 and during the last five years has averaged 87 percent. The Company anticipates net cash flow to capital expenditures to be approximately 100 percent in 1994.

     The Company's capital needs through 1998 are approximately $33.6 million for bond maturities and cash sinking fund requirements for bonds and preference stock. This capital as well as capital required for construction will be provided from internal and external sources available under then existing financial conditions.

     The Company anticipates using the net proceeds from the sale of the Missouri Properties to reduce the Company's outstanding debt.

     The embedded cost of long-term debt was 7.7% at December 31, 1993, a decrease from 7.9% at December 31, 1992. The decrease was primarily accomplished through refinancing of higher cost debt.

     The Company's short-term financing requirements are satisfied, as needed, through the sale of commercial paper, short-term bank loans, and borrowings under other unsecured lines of credit maintained with banks. At December 31, 1993, short-term borrowings amounted to $441 million, of which $126 million was commercial paper (see Notes 8 and 9).

     On September 20, 1993, KG&E terminated a long-term revolving credit agreement which provided for borrowings of up to $150 million. The loan agreement, which was effective through October 1994, was repaid without penalty.

     At December 31, 1993, the Company had $200 million of First Mortgage Bonds available to be issued under a shelf registration filed August 24, 1993. Also at December 31, 1993, KG&E had $150 million of First Mortgage Bonds available to be issued under a shelf registration filed on August 24, 1993. On January 20, 1994, KG&E issued $100 million of First Mortgage Bonds, 6.20% Series due January 15, 2006, under the KG&E shelf registration. The net proceeds were used to reduce short-term debt.

     On January 31, 1994, the Company redeemed the remaining $2,466,000 principal amount of Gas Service Company 8 1/2% Series First Mortgage Bonds due 1997.

     KG&E has a long-term agreement that expires in 1995 which contains provisions for the sale of accounts receivable and unbilled revenues (receivables) and phase-in revenues up to a total of $180 million. Amounts related to receivables are accounted for as sales while those related to phase-in revenues are accounted for as collateralized borrowings. At December 31, 1993, KG&E had receivables amounting to $56.8 million which were considered sold.

     The issuance and retirement of long-term debt, borrowings against the cash surrender value of corporate-owned life insurance policies (COLI), and the issuance of common stock during 1993 are summarized in the table below.

- ------------------------------------------------------------------------------
|                                            Date       Issued      Retired  |
|                                                      (Dollars in Millions) |
|Long-term debt                                                              |
|----------------------------------------------------------------------------|
|7 3/8% due 2002 - KG&E                  |  11/22/93 |          |     $  25.0|
|8 3/8% due 2006 - KG&E                  |           |          |        25.0|
|8 1/2% due 2007 - KG&E                  |           |          |        25.0|
|----------------------------------------------------------------------------|
|9.35%  due 1998                         |  10/15/93 |          |        75.0|
|----------------------------------------------------------------------------|
|6 1/2% due 2005 - KG&E                  |  08/12/93 |   $  65.0|            |
|8 1/8% due 2001 - KG&E                  |  08/20/93 |          |        35.0|
|8 7/8% due 2008 - KG&E                  |           |          |        30.0|
|----------------------------------------------------------------------------|
|7.65%  due 2023                         |  04/27/93 |     100.0|            |
|8 3/4% due 2000                         |  05/12/93 |          |        20.0|
|8 5/8% due 2005                         |           |          |        35.0|
|8 3/4% due 2008                         |           |          |        35.0|
|----------------------------------------------------------------------------|
|6% Pollution Control Revenue Refunding  |           |          |            |
|   Bonds due 2033                       |  02/09/93 |      58.5|            |
|9 5/8% Pollution Control Refunding and  |           |          |            |
|   Improvement Revenue Bonds due 2013   |           |          |        58.5|
|----------------------------------------------------------------------------|
|Bank term loan                          |  01/26/93 |          |       230.0|
|----------------------------------------------------------------------------|
|Revolving credit agreements (net)       |   various |          |        35.0|
|----------------------------------------------------------------------------|
|Other long-term debt and sinking funds  |   various |       4.1|            |
|----------------------------------------------------------------------------|
|COLI borrowings (net) (1)               |   various |     183.3|            |
|----------------------------------------------------------------------------|
|Common stock                            |           |          |            |
|   3,425,000 shares (2)                 |  08/25/93 |     124.2|            |
|     147,323 shares (3)                 |   various |       5.3|            |
|----------------------------------------------------------------------------|
    (1) The COLI borrowings will be repaid upon receipt of proceeds from death benefits under the contracts. See Note 1 of Notes to Consolidated Financial Statements for additional information on the accumulated cash surrender value of COLI policies.
    (2)   Issued in public offering for net proceeds of $121 million.
    (3)   Issued under the Dividend Reinvestment and Stock Purchase Plan
          (DRIP). The net proceeds from these issues of approximately $5.3 million were added to the general corporate funds of the Company. Shares issued under the DRIP may either be original issue shares or shares purchased on the open market.

     The Company has a Customer Stock Purchase Plan (CSPP) under which retail electric and natural gas customers and employees of the Company may purchase common stock through monthly installments. The initial installment period runs from September 1993, through June 1994, with monthly installments plus accumulated interest converted to shares in August 1994. Shares issued under the CSPP may either be original issue shares or shares purchased on the open market. Approximately $14.7 million has been pledged for this installment period.

     The capital structure at December 31, 1993, was 45 percent common stock equity, 6 percent preferred and preference stock, and 49 percent long-term debt. The capital structure at December 31, 1993, including short-term debt and current maturities of long-term debt and preference stock, was 40 percent common stock equity, 5 percent preferred and preference stock, and 55 percent debt.


RESULTS OF OPERATIONS

     The following is an explanation of significant variations from prior year results in revenues, operating expenses, other income and deductions, interest charges and preferred and preference dividend requirements. The results of operations of the Company include the activities of KG&E since the Merger on March 31, 1992. Additional information relating to changes between years is provided in the Notes to Consolidated Financial Statements.

     Revenues: The operating revenues of the Company are based on sales volumes and rates, authorized by certain state regulatory commissions and the FERC, charged for the sale and delivery of natural gas and electricity. Rates are designed to recover the cost of service and allow investors a fair rate of return. Future natural gas and electric sales will continue to be affected by weather conditions, competing fuel sources, customer conservation efforts, and the overall economy of the Company's service area.

     The Kansas Corporation Commission (KCC) order approving the Merger provided a moratorium on increases, with certain exceptions, in the Company's jurisdictional electric and natural gas rates until August 1995. The KCC ordered refunds totalling $32 million to the combined companies' customers to share with customers the Merger-related cost savings achieved during the moratorium period. The first refund of $8.5 million was made in April 1992. A refund of the same amount was made in December 1993, and an additional refund of $15 million will be made in September 1994 (see Note 3).

     On March 26, 1992, in connection with the Merger, the KCC approved the elimination of the Energy Cost Adjustment Clause for most Kansas retail electric customers of both the Company and KG&E effective April 1, 1992. The fuel costs are now included in base rates and were established at a level intended by the KCC to equal the projected average cost of fuel through August 1995. Any increase or decrease in fuel costs from the projected average will be absorbed by the Company.

     Future natural gas revenues will be reduced as a result of the sale of the Missouri Properties by approximately $350 million annually based on Missouri revenues recorded in 1993 (see Note 2).

     1993 COMPARED TO 1992: Electric revenues increased significantly in 1993 as a result of the Merger. Also contributing to the increase were increased electric sales for space heating, resulting from colder winter temperatures in the first quarter of 1993, and increased sales for cooling load, resulting from warmer temperatures in the second and third quarters of 1993. KG&E electric revenues of $617 million have been included in the Company's 1993 electric revenues. This compares to KG&E revenues of $424 million, from April 1, 1992, through December 31, 1992, included in the Company's 1992 electric revenues. Partially offsetting these increases in electric revenues was the amortization of the Merger-related customer refund.

     Electric revenues for 1993 compared to pro forma revenues for 1992, giving effect to the Merger as if it had occurred at January 1, 1992, would have increased as a result of the warmer summer and colder winter temperatures in 1993. Retail sales of kilowatt hours on a pro forma comparative basis increased from approximately 14.6 billion for 1992 to approximately 15.5 billion for 1993, or six percent.

     Natural gas revenues increased approximately 20 percent as a result of increased sales caused by colder winter temperatures, the full impact of increased retail natural gas rates (see Note 5), and an eleven percent increase in the unit cost of gas passed on to customers through the purchased gas adjustment clauses (PGA). The colder winter temperatures are reflected in a 17 percent increase in natural gas sales to residential customers.

     1992 COMPARED TO 1991: Electric revenues increased significantly in 1992 as a result of the Merger. KG&E electric revenues for the nine months ended December 31, 1992, of $424 million have been included in the Company's electric revenues. Partially offsetting this increase in revenues were reduced retail electric sales as a result of the abnormally mild summer temperatures in 1992 and the amortization of the Merger-related customer refund.

     Electric revenues for 1992 compared to pro forma revenues for 1991, giving effect to the Merger as if it had occurred at January 1, 1991, also would have been lower as a result of the mild summer and winter temperatures in 1992. Retail sales of kilowatthours on a pro forma comparative basis decreased from approximately 15.1 billion for 1991 to approximately 14.6 billion for 1992, or four percent.

     Natural gas revenues decreased over two percent due to a nine percent decrease in natural gas deliveries, excluding sales related to the cumulative effect of the unbilled revenue adjustment in 1991. Also contributing to the decrease was an approximately four percent decrease in the unit cost of natural gas which is passed on to customers through the PGA. The decrease in sales can be attributed to mild winter temperatures in 1992. Partially offsetting the decreased sales were increased retail rates in Kansas and Missouri beginning early in 1992.

     Operating Expenses: 1993 COMPARED TO 1992: Operating expenses increased for 1993 primarily as a result of the Merger. KG&E operating expenses of $470 million have been included in the Company's operating expenses for the year ended December 31, 1993. This compares to KG&E operating expenses of $316 million, from April 1, 1992, through December 31, 1992, included in the Company's 1992 operating expenses.

     Other factors, excluding the Merger, contributing to the increase in operating expenses were higher fuel and purchased power expenses caused by increased electric sales to meet cooling load and increased natural gas purchases caused by a 16 percent increase in natural gas sales and an 11 percent higher unit cost of gas which is passed on to customers through the PGA.

     Also contributing to the increase were higher general taxes due to increases in plant, the property tax assessment ratio, and higher mill levies. A constitutional amendment in Kansas changed the assessment on utility property from 30 to 33 percent. As a result of this change the Company had an increased property tax expense of approximately $6.1 million in 1993.

     Partially offsetting the increases were savings as a result of the Merger and reduced net lease expense for La Cygne 2 (see Note 10).

     At December 31, 1993, KG&E completed the accelerated amortization of deferred income tax reserves related to the allowance for borrowed funds used during construction capitalized for Wolf Creek Generating Station. The amortization of these deferred income tax reserves amounted to approximately $12 million in 1993. In accordance with the provisions of the Merger order (see Note 3), the Company is precluded from recovering the $12 million annual amortization in rates until the next rate filing. Therefore the Company's earnings will be impacted negatively until these income taxes are recovered in future rates.

     1992 COMPARED TO 1991: Operating expenses increased significantly for 1992 as a result of the Merger. KG&E operating expenses for the nine months ended December 31, 1992, of $316 million have been included in the Company's operating expenses.

     Other factors, excluding the Merger, contributing to increased operating expenses were a one-time charge for the Company's portion of the early retirement plan and voluntary separation program of approximately $11 million; higher depreciation and amortization expense caused by increased plant investment and the beginning of the amortization of previously deferred safety-related expenditures in Kansas; and increased property taxes due to increases in plant and tax mill levies.

     Partially offsetting those increases in operating expenses was the commencement of savings as a result of the Merger. The Company also changed the depreciable life of Jeffrey Energy Center, for book purposes, to 40 years, resulting in a reduction to depreciation expense of approximately $5.4 million annually. Lower natural gas purchases as a result of the mild temperatures and a reduced unit cost also partially offset the increase in operating expenses.

     As permitted under the La Cygne 2 generating station lease agreement, KG&E requested the Trustee Lessor to refinance $341,127,000 of secured facility bonds of the Trustee and owner of La Cygne 2. The transaction was requested to reduce the Company's recurring future net lease expense. To accomplish this transaction, a one-time payment of approximately $27 million was made which will be amortized over the remaining life of the lease and will be included in operating expense as part of the future lower lease expense. On September 29, 1992, the Trustee Lessor refinanced bonds with a coupon rate of approximately 11.7% with bonds having a coupon rate of approximately 7.7%.

     Other Income and Deductions: Other income and deductions, net of taxes, increased $1.3 million in 1993 compared to 1992. KG&E other income and deductions, net of taxes, of $19 million have been included in the Company's total for 1993 compared to $17 million in 1992 from April 1, through December 31, 1992. Income from KG&E's COLI totalled $8 million in 1993.

     Other income and deductions, net of taxes, was significantly higher in 1992 compared to 1991 as a result of the Merger. KG&E contributed, for the nine months ended December 31, 1992, $17 million to other income and deductions, net of taxes. Significant items of other income include approximately $9 million from KG&E's COLI and KG&E's recognition of the recovery of approximately $4.2 million of a previously written-off investment in commercial paper.

     Interest Charges and Preferred and Preference Dividend Requirements:
Interest charges for 1993 were higher as a result of the Merger. KG&E interest charges of $59 million for 1993 have been included in the Company's total interest charges compared to $53 million for the nine months ended December 31, 1992. The full twelve month effect of interest on debt to acquire KG&E also contributed to the increase in total interest charges. The increased interest charges have been partially offset through lower debt balances and reduced interest charges from refinancing higher cost long-term debt and lower interest rates on variable-rate debt. The Company's embedded cost of long-term debt decreased to 7.7% at December 31, 1993, compared to 7.9% and 8.6% at December 31, 1992 and 1991, respectively, primarily as a result of the refinancing of higher cost debt.

     Total interest charges increased significantly for 1992 compared to 1991 as a result of the Merger. Partially offsetting this increase were lower short-term and long-term interest rates.

     Preferred and preference dividend requirements increased six percent in 1993 and significantly in 1992 compared to 1991 as a result of the issuance of $50 million of 7.58% preference stock in the second quarter of 1992.

     Merger Implementation: In accordance with the KCC Merger order, amortization of the acquisition adjustment will commence August 1995. The amortization will amount to approximately $19.6 million per year for 40 years. The Company can recover the amortization of the acquisition adjustment through cost savings under a sharing mechanism approved by the KCC as described in
Note 3 of the Notes to the Consolidated Financial Statements. While the Company has achieved savings from the Merger, there is no assurance that the savings achieved will be sufficient to, or the cost savings sharing mechanism will operate as to fully offset the amortization of the acquisition adjustment.

     In 1992 the Company completed the consolidation of certain operations of the Company and KG&E. In conjunction with these efforts the Company incurred costs of consolidating facilities, transferring certain employees, and other costs associated with completing the Merger. Certain of these costs related to KG&E have been considered in purchase accounting for the Merger. Other costs, including costs of the early retirement incentive programs and other employee severance compensation programs for former Kansas Power and Light Company employees were charged to expense in 1992. See Note 6 of Notes to Consolidated Financial Statements for a discussion regarding the early retirement and Merger severance plans.


OTHER INFORMATION

     Inflation: Under the ratemaking procedures prescribed by the regulatory commissions to which the Company is subject, only the original cost of plant is recoverable in revenues as depreciation. Therefore, because of inflation, present and future depreciation provisions are inadequate for purposes of maintaining the purchasing power invested by common shareholders and the related cash flows are inadequate for replacing property. The impact of this ratemaking process on common shareholders is mitigated to the extent depreciable property is financed with debt that can be repaid with dollars of less purchasing power. While the Company has experienced relatively low inflation in the recent past, the cumulative effect of inflation on operating costs requires the Company to seek regulatory rate relief to recover these higher costs.

     FERC Order No. 636: On April 8, 1992, the FERC issued Order No. 636 which the FERC intended to complete the deregulation of natural gas production and facilitate competition in the gas transportation industry. Order No. 636 is expected to affect the Company in several ways. The rules provide greater protection for pipeline companies by providing for recovery of all fixed costs through contracts with local distribution companies and other customers choosing to transport gas on a firm (non-interruptible) basis. The order also separates the purchase of natural gas from the transportation and storage of natural gas, shifting additional responsibility to distribution companies for the provision (through purchase and/or storage) of long-term gas supply and transportation to distribution points. Under the new rules, distribution companies elect the amount and type of services taken from pipelines. The Company may be liable to one or more of its pipeline suppliers for costs related to the transition from its traditional sales service to the restructured services required by Order No. 636. The Company believes substantially all of these costs will be recovered from its customers and any additional transition costs will be immaterial to the Company's financial position or results of operations.

     The Company was an active participant in pipeline restructuring negotiations and does not anticipate any material difficulty in obtaining the pipeline services the Company needs to meet the requirements of its gas operations.

     Environmental: The Company has recognized the importance of environmental responsibility and has taken a proactive position with respect to the potential environmental liability associated with former manufactured gas sites. The Company has an agreement with the Kansas Department of Health and Environment to systematically evaluate these sites in Kansas (see Note 4).

     The Company currently has no Phase I affected units under the Clean Air Act of 1990. Until such time that additional regulations become final the Company will be unable to determine its compliance options or related compliance costs (see Note 4).

     Energy Policy Act: The 1992 Energy Policy Act (Act) requires increased efficiency of energy usage and will potentially change the way electricity is marketed. The Act also provides for increased competition in the wholesale electric market by permitting the FERC to order third party access to utilities' transmission systems and by liberalizing the rules for ownership of generating facilities. As part of the Merger, the Company agreed to open access to its transmission system. Another part of the Act requires a special assessment to be collected from utilities for a uranium enrichment, decontamination, and decommissioning fund. KG&E's portion of the assessment for Wolf Creek is approximately $7 million, payable over 15 years. Management expects such costs to be recovered through the ratemaking process.

     Statement of Financial Accounting Standards No. 106 (SFAS 106) and No. 112 (SFAS 112): For discussion regarding the effect of SFAS 106 and SFAS 112 on the Company see Note 6 of Notes to the Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS                                                PAGE

Independent Auditors' Report                                       33

Financial Statements:

     Consolidated Balance Sheets, December 31, 1993 and 1992       34
     Consolidated Statements of Income for the years ended
         December 31, 1993, 1992 and 1991                          35
     Consolidated Statements of Cash Flows for the years ended
         1993, 1992 and 1991                                       36
     Consolidated Statements of Taxes for the years ended
         December 31, 1993, 1992 and 1991                          37
     Consolidated Statements of Capitalization, December 31, 1993
         and 1992                                                  38
     Consolidated Statements of Common Stock Equity for the years
         ended December 31, 1993, 1992 and 1991                    39
     Notes to Consolidated Financial Statements                    40

Financial Statement Schedules:

    V- Utility Plant for the years ended December 31, 1993, 1992
          and 1991                                                 67
   VI- Accumulated Depreciation of Utility Plant for the years
          ended December 31, 1993, 1992 and 1991                   70

SCHEDULES OMITTED

The following schedules are omitted because of the absence of the conditions under which they are required or the information is included in the financial statements and schedules presented:
     I, II, III, IV, VII, VIII, IX, X, XI, XII and XIII.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Western Resources, Inc.:

     We have audited the accompanying consolidated balance sheets and statements of capitalization of Western Resources, Inc., and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, cash flows, taxes and common stock equity for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Kansas Gas and Electric Company, a wholly-owned subsidiary of Western Resources, Inc., as of and for the year ended December 31, 1992, which statements reflect assets and revenues of 61 percent and 27 percent, respectively, of the consolidated totals for 1992. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for that entity, is based solely on the report of other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Western Resources, Inc., and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

     As explained in Note 1 to the consolidated financial statements, effective January 1, 1991, the Company changed to a preferred method of accounting for
revenue recognition.   As explained in Note 12 to the consolidated financial
statements, effective January 1, 1992, the Company changed its method of accounting for income taxes. As explained in Note 6 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for postretirement benefits.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules listed in the table of contents on page 32 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion and the opinion of other auditors, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Kansas City, Missouri,                                   ARTHUR ANDERSEN & CO.
  January 28, 1994

                                           WESTERN RESOURCES, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                                                       December 31,
                                                                  1993              1992
                                                                     (Dollars in Thousands)
ASSETS
UTILITY PLANT (Notes 1 and 11):
  Electric plant in service . . . . . . . . . . . . . . . .    $5,110,617        $5,008,654
  Natural gas plant in service. . . . . . . . . . . . . . .     1,111,866         1,024,369
                                                                6,222,483         6,033,023
  Less - Accumulated depreciation . . . . . . . . . . . . .     1,821,710         1,691,623
                                                                4,400,773         4,341,400
  Construction work in progress . . . . . . . . . . . . . .        80,192            68,041
  Nuclear fuel (net). . . . . . . . . . . . . . . . . . . .        29,271            33,312
     Net utility plant. . . . . . . . . . . . . . . . . . .     4,510,236         4,442,753

OTHER PROPERTY AND INVESTMENTS:
  Net non-utility investments . . . . . . . . . . . . . . .        61,497            47,680
  Decommissioning trust (Note 4). . . . . . . . . . . . . .        13,204             9,272
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .        10,658            13,855
                                                                   85,359            70,807
CURRENT ASSETS:
  Cash and cash equivalents (Note 1). . . . . . . . . . . .         1,217               875
  Accounts receivable and unbilled revenues (net) (Note 1).       238,137           222,601
  Fossil fuel, at average cost. . . . . . . . . . . . . . .        30,934            49,007
  Gas stored underground, at average cost . . . . . . . . .        51,788            14,644
  Materials and supplies, at average cost . . . . . . . . .        55,156            59,357
  Prepayments and other current assets. . . . . . . . . . .        34,128            17,574
                                                                  411,360           364,058
DEFERRED CHARGES AND OTHER ASSETS:
  Deferred future income taxes (Note 12). . . . . . . . . .       135,991           150,636
  Deferred coal contract settlement costs (Note 5). . . . .        21,247            24,520
  Phase-in revenues (Note 5). . . . . . . . . . . . . . . .        78,950            96,495
  Corporate-owned life insurance (net) (Note 1) . . . . . .         4,743           146,713
  Other deferred plant costs. . . . . . . . . . . . . . . .        32,008            32,212
  Other (Note 5). . . . . . . . . . . . . . . . . . . . . .       132,154           110,712
                                                                  405,093           561,288

     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .    $5,412,048        $5,438,906

CAPITALIZATION AND LIABILITIES

CAPITALIZATION (see statement). . . . . . . . . . . . . . .    $3,121,021        $3,350,684

CURRENT LIABILITIES:
  Short-term debt (Note 9). . . . . . . . . . . . . . . . .       440,895           222,225
  Long-term debt due within one year (Note 8) . . . . . . .         3,204             1,961
  Preference stock redeemable within one year (Note 14) . .          -                1,300
  Accounts payable. . . . . . . . . . . . . . . . . . . . .       172,338           215,507
  Accrued taxes . . . . . . . . . . . . . . . . . . . . . .        46,076            38,591
  Accrued interest and dividends. . . . . . . . . . . . . .        65,825            71,877
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .        65,492            48,045
                                                                  793,830           599,506
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes (Note 12) . . . . . . . . . . . . .       968,637           990,155
  Deferred investment tax credits (Note 12) . . . . . . . .       150,289           149,946
  Deferred gain from sale-leaseback (Note 10) . . . . . . .       261,981           271,621
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       116,290            76,994
                                                                1,497,197         1,488,716
COMMITMENTS AND CONTINGENCIES (Notes 4 and 15)
    TOTAL CAPITALIZATION AND LIABILITIES. . . . . . . . . .    $5,412,048        $5,438,906

The Notes to Consolidated Financial Statements are an integral part of this statement.

                                               WESTERN RESOURCES, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                                     Year Ended December 31,
                                                                1993         1992(1)        1991
                                                                      (Dollars in Thousands,
                                                                     except Per Share Amounts)
OPERATING REVENUES (Notes 1 and 5):
  Electric. . . . . . . . . . . . . . . . . . . . . . .      $1,104,537    $  882,885    $  471,839
  Natural gas . . . . . . . . . . . . . . . . . . . . .         804,822       673,363       690,339
    Total operating revenues. . . . . . . . . . . . . .       1,909,359     1,556,248     1,162,178

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . .         237,053       190,653       146,256
    Nuclear fuel. . . . . . . . . . . . . . . . . . . .          13,275        10,126          -
  Power purchased . . . . . . . . . . . . . . . . . . .          16,396        14,819         5,335
  Natural gas purchases . . . . . . . . . . . . . . . .         500,189       403,326       439,323
  Other operations. . . . . . . . . . . . . . . . . . .         349,160       296,642       193,319
  Maintenance . . . . . . . . . . . . . . . . . . . . .         117,843       101,611        60,515
  Depreciation and amortization . . . . . . . . . . . .         164,364       144,013        85,735
  Amortization of phase-in revenues . . . . . . . . . .          17,545        13,158          -
  Taxes (see statement):
    Federal income. . . . . . . . . . . . . . . . . . .          62,420        34,905        24,516
    State income. . . . . . . . . . . . . . . . . . . .          15,558         7,095         6,066
    General . . . . . . . . . . . . . . . . . . . . . .         123,493       100,731        71,492
      Total operating expenses. . . . . . . . . . . . .       1,617,296     1,317,079     1,032,557

OPERATING INCOME. . . . . . . . . . . . . . . . . . . .         292,063       239,169       129,621

OTHER INCOME AND DEDUCTIONS (net of taxes). . . . . . .          25,482        24,186         3,351

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . .         317,545       263,355       132,972

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . .         123,551       117,464        51,267
  Other . . . . . . . . . . . . . . . . . . . . . . . .          19,255        20,009        10,490
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . .          (2,631)       (2,002)       (1,070)
      Total interest charges. . . . . . . . . . . . . .         140,175       135,471        60,687

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE. .         177,370       127,884        72,285

Cumulative Effect to January 1, 1991, of Change in
  Revenue Recognition (net of taxes) (Note 1) . . . . .            -             -           17,360

NET INCOME. . . . . . . . . . . . . . . . . . . . . . .         177,370       127,884        89,645

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . .          13,506        12,751         6,377

EARNINGS APPLICABLE TO COMMON STOCK . . . . . . . . . .      $  163,864    $  115,133    $   83,268

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . .      59,294,091    52,271,932    34,566,170

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING
  BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE . . . .      $     2.76    $     2.20    $     1.91

Cumulative Effect to January 1, 1991, of Change in
  Revenue Recognition Per Share . . . . . . . . . . . .            -             -              .50

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . . .      $     2.76    $     2.20    $     2.41

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . .      $     1.94    $     1.90    $     2.04(2)

(1) Information reflects the merger with KG&E on March 31, 1992 (Note 3).
(2) Includes special, one-time dividend of $0.18 per share paid February 28, 1991.

The Notes to Consolidated Financial Statements are an integral part of this statement.

                                               WESTERN RESOURCES, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     Year Ended December 31,
                                                                1993         1992(1)        1991
                                                                     (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .  $  177,370    $  127,884    $   89,645
  Depreciation and amortization . . . . . . . . . . . . . .     164,364       144,013        85,735
  Other amortization (including nuclear fuel) . . . . . . .      11,254         8,930          -
  Deferred taxes and investment tax credits (net) . . . . .      27,686        26,900         9,319
  Amortization of phase-in revenues . . . . . . . . . . . .      17,545        13,158          -
  Corporate-owned life insurance. . . . . . . . . . . . . .     (21,650)      (14,704)         -
  Amortization of gain from sale-leaseback. . . . . . . . .      (9,640)       (7,231)         -
  Changes in other working capital items:
    Accounts receivable and unbilled revenues (net)(Note 1)     (15,536)      (12,227)      (72,879)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .      18,073        14,990          (522)
    Gas stored underground. . . . . . . . . . . . . . . . .     (37,144)        4,522        (2,340)
    Accounts payable. . . . . . . . . . . . . . . . . . . .     (43,169)      (10,194)       (3,125)
    Accrued taxes . . . . . . . . . . . . . . . . . . . . .       7,485       (52,185)      (14,130)
    Other . . . . . . . . . . . . . . . . . . . . . . . . .      (3,165)      (19,433)       11,661
  Changes in other assets and liabilities . . . . . . . . .     (18,569)       21,508        31,992
      Net cash flows from operating activities. . . . . . .     274,904       245,931       135,356

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . .     237,631       202,493       125,675
  Merger with KG&E. . . . . . . . . . . . . . . . . . . . .        -          473,752          -
  Utility investment. . . . . . . . . . . . . . . . . . . .       2,500          -             -
  Non-utility investments (net) . . . . . . . . . . . . . .      14,271        29,099        18,125
  Corporate-owned life insurance policies . . . . . . . . .      27,268        20,233          -
  Death proceeds of corporate-owned life insurance
    policies. . . . . . . . . . . . . . . . . . . . . . . .     (10,160)       (6,789)         -
    Cash flows used in investing activities . . . . . . . .     271,510       718,788       143,800

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . .     218,670        42,825        20,300
  Bank term loan issued for Merger with KG&E. . . . . . . .        -          480,000          -
  Bank term loan retired. . . . . . . . . . . . . . . . . .    (230,000)     (250,000)         -
  Bonds issued. . . . . . . . . . . . . . . . . . . . . . .     223,500       485,000          -
  Bonds retired . . . . . . . . . . . . . . . . . . . . . .    (366,466)     (236,966)      (30,233)
  Revolving credit agreements (net) . . . . . . . . . . . .     (35,000)         -             -
  Other long-term debt (net). . . . . . . . . . . . . . . .       7,043        14,498          -
  Common stock issued (net) . . . . . . . . . . . . . . . .     125,991          -             -
  Preference stock issued (net) . . . . . . . . . . . . . .        -           50,000        98,870
  Preference stock redeemed . . . . . . . . . . . . . . . .      (2,734)       (2,600)       (1,300)
  Bank term loan issuance expenses. . . . . . . . . . . . .        -          (10,753)         -
  Borrowings against life insurance policies (net). . . . .     183,260        (5,649)         -
  Dividends on preferred, preference and common stock . . .    (127,316)      (99,440)      (76,891)
    Net cash flows from (used in) financing activities. . .      (3,052)      466,915        10,746

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . .         342        (5,942)        2,302
CASH AND CASH EQUIVALENTS:
  BEGINNING OF THE PERIOD . . . . . . . . . . . . . . . . .         875         6,817         4,515
  END OF THE PERIOD . . . . . . . . . . . . . . . . . . . .  $    1,217    $      875    $    6,817
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized). . . . . . . . . . . . . . . . . . . . . .  $  171,734    $  128,505    $   58,462
  Income taxes. . . . . . . . . . . . . . . . . . . . . . .      49,108        24,966        40,062
COMPONENTS OF MERGER WITH KG&E:
  Assets acquired . . . . . . . . . . . . . . . . . . . . .                $3,142,455
  Liabilities assumed . . . . . . . . . . . . . . . . . . .                (2,076,821)
  Common stock issued . . . . . . . . . . . . . . . . . . .                  (589,920)
  Cash paid . . . . . . . . . . . . . . . . . . . . . . . .                   475,714
  Less cash acquired. . . . . . . . . . . . . . . . . . . .                    (1,962)
  Net cash paid . . . . . . . . . . . . . . . . . . . . . .                $  473,752

(1) Information reflects the merger with KG&E on March 31, 1992 (Note 3).
The Notes to Consolidated Financial Statements are an integral part of this statement.

                                               WESTERN RESOURCES, INC.
                                          CONSOLIDATED STATEMENTS OF TAXES

                                                                      Year Ended December 31,
                                                                  1993        1992(1)       1991
                                                                      (Dollars in Thousands)
FEDERAL INCOME TAXES:
  Payable currently . . . . . . . . . . . . . . . . . . . .     $ 41,200     $ 16,687     $ 18,479
  Deferred taxes arising from:
    Depreciation and other property related items . . . . .       25,552       25,163        9,662
    Energy and purchased gas adjustment clauses . . . . . .       (8,192)      (4,180)     (15,535)
    Unbilled revenues . . . . . . . . . . . . . . . . . . .         -           2,458       17,249
    Natural gas line survey and replacement program . . . .          355       (1,106)       1,015
    Other . . . . . . . . . . . . . . . . . . . . . . . . .        6,166        4,121       (1,109)
  Amortization of investment tax credits. . . . . . . . . .       (1,982)      (4,918)      (4,238)
      Total Federal income taxes. . . . . . . . . . . . . .       63,099       38,225       25,523
  Federal income taxes applicable to non-operating items. .         (679)      (3,320)      (1,007)
      Total Federal income taxes charged to operations. . .       62,420       34,905       24,516

STATE INCOME TAXES:
  Payable currently . . . . . . . . . . . . . . . . . . . .        9,869        2,522        4,033
  Deferred (net). . . . . . . . . . . . . . . . . . . . . .        5,787        5,352        2,276
      Total state income taxes. . . . . . . . . . . . . . .       15,656        7,874        6,309
  State income taxes applicable to non-operating items. . .          (98)        (779)        (243)
      Total state income taxes charged to operations. . . .       15,558        7,095        6,066

GENERAL TAXES:
  Property and other taxes. . . . . . . . . . . . . . . . .       84,583       68,643       40,429
  Franchise taxes . . . . . . . . . . . . . . . . . . . . .       22,878       19,583       20,576
  Payroll taxes . . . . . . . . . . . . . . . . . . . . . .       16,032       12,505       10,566
      Total general taxes . . . . . . . . . . . . . . . . .      123,493      100,731       71,571
  General taxes applicable to non-operating items . . . . .         -            -             (79)
      Total general taxes charged to operations . . . . . .      123,493      100,731       71,492

TOTAL TAXES CHARGED TO OPERATIONS . . . . . . . . . . . . .     $201,471     $142,731     $102,074

  The effective income tax rates set forth below are computed by dividing total Federal and state income taxes by the sum of such taxes and net income.  The difference between the effective rates and the Federal statutory income tax rates are as follows:

Year Ended December 31,                                            1993         1992         1991

EFFECTIVE INCOME TAX RATE . . . . . . . . . . . . . . . . .        31.0%        27.0%        32.2%

EFFECT OF:
  Additional depreciation . . . . . . . . . . . . . . . . .        (2.9)        (5.1)        (2.7)
  Accelerated amortization of certain deferred taxes. . . .         6.0          7.6          3.9
  State income taxes. . . . . . . . . . . . . . . . . . . .        (4.0)        (2.6)        (4.0)
  Amortization of investment tax credits. . . . . . . . . .         2.7          3.4          3.2
  Corporate-owned life insurance. . . . . . . . . . . . . .         3.0          2.9           -
  Other differences . . . . . . . . . . . . . . . . . . . .         (.8)          .8          1.4

STATUTORY FEDERAL INCOME TAX RATE . . . . . . . . . . . . .        35.0%        34.0%        34.0%

(1) Information reflects the merger with KG&E on March 31, 1992 (Note 3).

The Notes to Consolidated Financial Statements are an integral part of this statement.

                                           WESTERN RESOURCES, INC.
                                 CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                                   December 31,
                                                             1993               1992
                                                              (Dollars in Thousands)
COMMON STOCK EQUITY (see statement):
  Common stock, par value $5 per share,
    authorized 85,000,000 shares, outstanding
    61,617,873 and 58,045,550 shares, respectively . .    $  308,089         $  290,228
  Paid-in capital. . . . . . . . . . . . . . . . . . .       667,738            559,636
  Retained earnings. . . . . . . . . . . . . . . . . .       446,348            398,503
                                                           1,422,175  45%     1,248,367  37%

CUMULATIVE PREFERRED AND PREFERENCE STOCK (Note 14):
  Not subject to mandatory redemption,
    Par value $100 per share, authorized
      600,000 shares, outstanding -
         4 1/2% Series, 138,576 shares . . . . . . . .        13,858             13,858
         4 1/4% Series, 60,000 shares. . . . . . . . .         6,000              6,000
         5% Series, 50,000 shares. . . . . . . . . . .         5,000              5,000
                                                              24,858             24,858
  Subject to mandatory redemption,
    Without par value, $100 stated value,
      authorized 4,000,000 shares,
      outstanding -
         8.70% Series, 0 and 157,000 shares. . . . . .          -                15,700
         7.58% Series, 500,000 shares. . . . . . . . .        50,000             50,000
         8.50% Series, 1,000,000 shares. . . . . . . .       100,000            100,000
    Less: Preference stock reacquired,
            135,000 shares . . . . . . . . . . . . . .          -                12,967
          Preference stock redeemable
            within one year. . . . . . . . . . . . . .          -                 1,300
                                                             150,000            151,433
                                                             174,858   6%       176,291   5%

LONG-TERM DEBT (Note 8)
  First mortgage bonds . . . . . . . . . . . . . . . .       842,466            984,932
  Pollution control bonds. . . . . . . . . . . . . . .       508,440            508,940
  Other pollution control obligations. . . . . . . . .        13,980             14,205
  Bank term loan . . . . . . . . . . . . . . . . . . .          -               230,000
  Revolving credit agreements. . . . . . . . . . . . .       115,000            150,000
  Other long-term agreement. . . . . . . . . . . . . .        53,913             46,640
  Less:
    Unamortized premium and discount (net) . . . . . .         6,607              6,730
    Long-term debt due within one year . . . . . . . .         3,204              1,961
                                                           1,523,988  49%     1,926,026  58%
TOTAL CAPITALIZATION . . . . . . . . . . . . . . . . .    $3,121,021 100%    $3,350,684 100%


The Notes to Consolidated Financial Statements are an integral part of this statement.

                                           WESTERN RESOURCES, INC.
                               CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY

                                                         Common       Paid-in      Retained
                                                          Stock       Capital      Earnings
                                                               (Dollars in Thousands)

BALANCE DECEMBER 31, 1990, 34,566,170 shares. . . . .   $172,831      $ 88,222     $369,772

Net income. . . . . . . . . . . . . . . . . . . . . .                                89,645

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                                (6,377)
  Common stock, $2.04(1) per share. . . . . . . . . .                               (70,514)

Expenses on preference stock. . . . . . . . . . . . .                   (1,123)          (7)


BALANCE DECEMBER 31, 1991, 34,566,170 shares. . . . .    172,831        87,099      382,519

Net income. . . . . . . . . . . . . . . . . . . . . .                               127,884

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                               (12,751)
  Common stock, $1.90 per share . . . . . . . . . . .                               (99,135)

Expenses on preference stock. . . . . . . . . . . . .                       14          (14)

Issuance of 23,479,380 shares of common stock
  in the merger with KG&E . . . . . . . . . . . . . .    117,397       472,523


BALANCE DECEMBER 31, 1992, 58,045,550 shares. . . . .    290,228       559,636      398,503

Net income. . . . . . . . . . . . . . . . . . . . . .                               177,370

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                               (13,506)
  Common stock, $1.94 per share . . . . . . . . . . .                              (116,019)

Expenses on common and preference stock . . . . . . .                   (3,453)

Issuance of 3,572,323 shares of common stock. . . . .     17,861       111,555

BALANCE DECEMBER 31, 1993, 61,617,873 shares. . . . .   $308,089      $667,738     $446,348


(1) Includes special, one-time dividend of $0.18 per share paid February 28, 1991.

The Notes to Consolidated Financial Statements are an integral part of this statement.

                                           WESTERN RESOURCES, INC.
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General: The consolidated financial statements of Western Resources, Inc. (the Company, Western Resources), include the accounts of its wholly-owned subsidiaries, Astra Resources, Inc., Kansas Gas and Electric Company (KG&E) since March 31, 1992 (see Note 3), and KPL Funding Corporation (KFC). KG&E owns 47 percent of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek Generating Station (Wolf Creek). The Company records its proportionate share of all transactions of WCNOC as it does other jointly-owned facilities. All significant intercompany transactions have been eliminated. The operations of Astra Resources, Inc., and KFC are not material to the Company's results of operations. The accounting policies of the Company are in accordance with generally accepted accounting principles as applied to regulated public utilities. The accounting and rates of the Company are subject to requirements of certain state regulatory commissions and the Federal Energy Regulatory Commission (FERC). The Company is doing business as KPL, Gas Service, and, through its wholly-owned subsidiary, KG&E.

     Utility Plant: Utility plant is stated at cost. For constructed plant, cost includes contracted services, direct labor and materials, indirect charges for engineering, supervision, general and administrative costs, and an allowance for funds used during construction (AFUDC). The AFUDC rate was 4.10% in 1993, 5.99% in 1992, and 6.25% in 1991. The cost of additions to utility plant and replacement units of property is capitalized. Maintenance costs and replacement of minor items of property are charged to expense as incurred. When units of depreciable property are retired, they are removed from the plant accounts and the original cost plus removal charges less salvage are charged to accumulated depreciation.

     Depreciation: Depreciation is provided on the straight-line method based on estimated useful lives of property. Composite provisions for book depreciation approximated 3.02% during 1993, 3.03% during 1992, and 3.34% during 1991 of the average original cost of depreciable property.

     Cash and Cash Equivalents: For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand and highly liquid collateralized debt instruments purchased with maturities of three months or less.

     Income Taxes: Income tax expense includes provisions for income taxes currently payable and deferred income taxes calculated in conformance with income tax laws, regulatory orders, and Statement of Financial Accounting Standards No. 109 (SFAS 109) (see Note 12).

     Investment tax credits are deferred as realized and amortized to income over the life of the property which gave rise to the credits.

     Revenues: Effective January 1, 1991, the Company changed its method of accounting for recognizing electric and natural gas revenues to provide for the accrual of estimated unbilled revenues. The accounting change provides a better matching of revenues with costs of services provided to customers and also serves to conform the Company's accounting treatment of unbilled revenues with the tax treatment of such revenues. Unbilled revenues represent the estimated amount customers will be billed for service provided from the time meters were last read to the end of the accounting period. Meters are read and services are billed on a cycle basis and, prior to the accounting change, revenues were recognized in the accounting period during which services were billed.

     The after-tax effect of the change in accounting method for the year ended December 31, 1991, was an increase in net income of $15.9 million or $0.46 per share. This increase was a combination of an increase of $17.3 million or $0.50 per share, attributable to the cumulative effect of the accounting change prior to January 1, 1991, and a decrease of $1.4 million or $0.04 per share in the 1991 income before cumulative effect of a change in accounting principle. Unbilled revenues of $99 and $86 million are recorded as a component of accounts receivable on the consolidated balance sheets as of December 31, 1993 and 1992, respectively. Certain amounts of unbilled revenues have been sold (see Note 8).

     The Company had reserves for doubtful accounts receivable of $4.3 and $3.3 million at December 31, 1993 and 1992, respectively.

     Fuel Costs: The cost of nuclear fuel in process of refinement,conversion, enrichment, and fabrication is recorded as an asset at original cost and is amortized to expense based upon the quantity of heat produced for the generation of electricity. The accumulated amortization of nuclear fuel in the reactor at December 31, 1993 and 1992, was $17.4 million and $26.0 million, respectively.

     Cash Surrender Value of Life Insurance Contracts: The following amounts related to corporate-owned life insurance contracts (COLI), primarily with one highly rated major insurance company, are recorded on the consolidated balance sheets (millions of dollars):

                                                   1993         1992
         Cash surrender value of contracts. . .  $ 326.3      $ 256.3
         Prepaid COLI . . . . . . . . . . . . .     11.9          7.0
         Borrowings against contracts . . . . .   (321.5)      (109.6)
                  COLI (net). . . . . . . . . .  $  16.7      $ 153.7


     The decrease in COLI (net) is a result of increased borrowings against the accumulated cash surrender value of the COLI policies. The COLI borrowings will be repaid with proceeds from death benefits. Management expects to realize increases in the cash surrender value of contracts resulting from premiums and investment earnings on a tax free basis upon receipt of proceeds from death benefits under the contracts. Interest expense included in other income and deductions, net of taxes, related to KG&E's COLI for 1993 and the nine months ended December 31, 1992, was $11.9 and $5.3 million, respectively.

     As approved by the Kansas Corporation Commission (KCC) and Missouri Public Service Commission (MPSC), the Company is using a portion of the net income stream generated by COLI policies purchased in 1993 and 1992 by the Company (see Note 6) to offset Statement of Financial Accounting Standards No. 106 (SFAS 106) expenses.

     Reclassifications: Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.


2.  SALE OF MISSOURI NATURAL GAS DISTRIBUTION PROPERTIES

     On January 31, 1994, the Company sold substantially all of its Missouri natural gas distribution properties and operations to Southern Union Company (Southern Union). The Company sold the remaining Missouri properties to United Cities Gas Company (United Cities) on February 28, 1994. The properties sold to Southern Union and United Cities are referred to herein as the "Missouri Properties." With the sales the Company is no longer operating as a utility in the State of Missouri.

     The portion of the Missouri Properties purchased by Southern Union was sold for an estimated sale price of $400 million, in cash, based on a calculation as of December 31, 1993. The final sale price will be calculated as of January 31, 1994, within 120 days of closing. Any difference between the estimated and final sale price will be adjusted through a payment to or from the Company.

     United Cities purchased the Company's natural gas distribution system in and around the City of Palmyra, Missouri, for $665,000 in cash.

     The operating revenues and operating income (unaudited) related to the Missouri Properties approximated $350 million and $21 million representing approximately 18 percent and seven percent, respectively, of the Company's total for 1993, and $299 million and$11 million representing approximately 19 percent and five percent, respectively, of the Company's total for 1992. Net utility plant (unaudited) for the Missouri Properties, at December 31, 1993, approximated $296 million and $272 million at December 31, 1992. This represents approximately seven percent at December 31, 1993, and six percent at December 31, 1992, of the total Company net utility plant. Separate audited financial information was not kept by the Company for the Missouri Properties. This unaudited financial information is based on assumptions and allocations of expenses of the Company as a whole.


3.  ACQUISITION AND MERGER

     On March 31, 1992, the Company, through its wholly-owned subsidiary KCA Corporation (KCA), acquired all of the outstanding common and preferred stock of Kansas Gas and Electric Company for $454 million in cash and 23,479,380 shares of common stock (the Merger). The Company also paid $20 million in costs to complete the Merger. Simultaneously, KCA and Kansas Gas and Electric Company merged and adopted the name of Kansas Gas and Electric Company (KG&E). The Merger was accounted for as a purchase. For income tax purposes the tax basis of the KG&E assets was not changed by the Merger.

     As the Company acquired 100 percent of the common and preferred stock of KG&E, the Company recorded an acquisition premium of $490 million on the consolidated balance sheet for the difference in purchase price and book value. This acquisition premium and related income tax requirement of $294 million under SFAS 109 have been classified as plant acquisition adjustment in electric plant in service on the consolidated balance sheets. The total cost of the acquisition was $1.066 billion. Under the provisions of orders of the KCC and the MPSC the acquisition premium is recorded as an acquisition adjustment and not allocated to the other assets and liabilities of KG&E.

     In the November 1991 KCC order approving the Merger, a mechanism was approved to share equally between the shareholders and ratepayers the cost savings generated by the Merger in excess of the revenue requirement needed to allow recovery of the amortization of a portion of the acquisition adjustment, including income tax, calculated on the basis of a purchase price of KG&E's common stock at $29.50 per share. The order provides an amortization period for the acquisition adjustment of 40 years commencing in August 1995, at which time the full amount of cost savings is expected to have been implemented. Merger savings will be measured by application of an inflation index to certain pre-merger operating and maintenance costs at the time of the next Kansas rate case. While the Company has achieved savings from the Merger, there is no assurance that the savings achieved will be sufficient to, or the cost savings sharing mechanism will operate as to fully offset the amortization of the acquisition adjustment. The order further provides a moratorium on increases, with certain exceptions, in the Company's Kansas electric and natural gas rates until August 1995. The KCC ordered refunds totalling $32 million to the combined companies' customers to share with customers the Merger-related cost savings achieved during the moratorium period. The first refund was made in April 1992 and amounted to $8.5 million. A refund of the same amount was made in December 1993 and an additional refund of $15 million will be made in September 1994.

     The KCC order approving the Merger requires the legal reorganization of KG&E so that it is no longer held as a separate subsidiary after January 1, 1995, unless good cause is shown why such separate existence should be maintained. The Securities and Exchange Commission order relating to the Merger granted the Company an exemption under the Public Utilities Holding Company Act until January 1, 1995. In connection with a requested ruling that a merger of KG&E into Western Resources would not adversely affect the tax structure of the merger, KG&E received a response from the Internal Revenue Service that the IRS would not issue the requested ruling. In light of the IRS response, KG&E withdrew its request for a ruling. The Company will consider alternative forms of combination or seek regulatory approvals to waive the requirements for a combination. There is no certainty as to whether a combination will occur or as to the form or timing thereof.

     As the Merger did not occur until March 31, 1992, the twelve months ended December 31, 1992, results of operations for the Company reported in its statements of income, cash flows, and common stock equity reflect KG&E's results of operations for only the nine months ended December 31, 1992. The pro forma combined revenues, operating income, net income, and earnings per common share of the Company presented below give effect to the Merger as if it had occurred at January 1, 1991. This pro forma information is not necessarily indicative of the results of operations that would have occurred had the Merger been consummated for the period for which it is being given effect nor is it necessarily indicative of future operating results.

     Year Ended December 31,                1992          1991
             (Dollars in Thousands, except per share amounts)

     Revenues. . . . . . . . . . . .   $1,684,885      $1,748,844
     Operating Income. . . . . . . .      268,772         279,458
     Net Income. . . . . . . . . . .      131,524         110,290(1)
     Earnings Per Common . . . . . .       $ 2.03          $ 1.72(1)

     (1) Reflects information before the cumulative effect of the January 1, 1991 change in accounting method of recognizing revenues.


4.  COMMITMENTS AND CONTINGENCIES

     As part of its ongoing operations and construction program, the Company has commitments under purchase orders and contracts which have an unexpended balance of approximately $86 million at December 31, 1993. Approximately $36 million is attributable to modifications to upgrade the turbines at Jeffrey Energy Center to be completed by December 31, 1998. Plans for future construction of utility plant are discussed in the "Management's Discussion and Analysis" section.

     Environmental: The Company has been associated with 28 (20 in Kansas and 8 in Missouri) former manufactured gas sites which may contain coal tar and other potentially harmful materials. These sites were operated decades ago by other companies, and were acquired by the Company after they had ceased operation. The Environmental Protection Agency (EPA) has performed preliminary assessments of eleven of these sites (EPA sites), six of which are under site investigation. The Company has not received any indication from the EPA that further action will be taken at the EPA sites, nor does the Company have reason to believe there will be any fines or penalties assessed related to these sites. The Company and the Kansas Department of Health and Environment (KDHE) entered into a consent agreement to conduct separate preliminary assessments of the 20 former manufactured gas sites located in Kansas. The preliminary assessments of these 20 sites have been completed at a total cost of approximately $500,000. The Company plans to initiate site investigation and risk assessments at the two highest priority sites in 1994 at a total cost of approximately $500,000. Until such time that risk assessments are completed at these or the remaining sites, it will be impossible to predict the cost of remediation. However, the Company is aware of other utilities in Region VII of the EPA (Kansas, Missouri, Nebraska, and Iowa) which have incurred remediation costs for such sites ranging between $500,000 and $10 million, depending on the site. The Company is also aware that the KCC has permitted another Kansas utility to recover a portion of the remediation costs through rates. To the extent that such remediation costs are not recovered through rates, the costs could be material to the Company's financial position or results of operations depending on the degree of remediation and number of years over which the remediation must be completed.

     The Company has been identified as one of numerous potentially responsible parties in four hazardous waste sites listed by the EPA as Superfund sites.
One site is a groundwater contamination site in Wichita, Kansas, and one is an oil soil contamination site in Springfield, Missouri. The other two sites are solid waste land fills located in Edwardsville and Hutchinson, Kansas. The Company's obligation at these sites appears to be limited, and it is the opinion of the Company's management that the resolution of these matters will not have a material impact on the Company's financial position or results of operations.

     As part of the sale of the Company's Missouri Properties to Southern Union, Southern Union assumed responsibility under an agreement for any environmental matters now pending or that may arise after closing. For any environmental matters now pending or discovered within two years of the date of the agreement, and after pursuing several other potential recovery options, the Company may be liable for up to a maximum of $7.5 million under a sharing arrangement with Southern Union provided for in the agreement.

     Spent Nuclear Fuel Disposal: Under the Nuclear Waste Policy Act of 1982, the U.S. Department of Energy (DOE) is responsible for the ultimate storage and disposal of spent nuclear fuel removed from nuclear reactors. Under a contract with the DOE for disposal of spent nuclear fuel, the Company pays a quarterly fee to DOE of one mill per kilowatthour on net nuclear generation. These fees are included as part of nuclear fuel expense and amounted to $3.5 million for 1993 and $1.6 million for 1992.

     Decommissioning: The Company's share of Wolf Creek decommissioning costs, currently authorized in rates, was estimated to be approximately $97 million in 1988 dollars. Decommissioning costs are being charged to operating expenses. Amounts so expensed are deposited in an external trust fund and will be used solely for the physical decommissioning of the plant. Electric rates charged to customers provide for recovery of these decommissioning costs over the estimated life of Wolf Creek. At December 31, 1993, and December 31,
1992, $13.2 and $9.3 million, respectively, were on deposit in the decommissioning fund. On September 1, 1993, WCNOC filed an application with the KCC for an order approving a 1993 Wolf Creek Decommissioning Cost Study which estimates the Company's share of Wolf Creek decommissioning costs at approximately $174 million in 1993 dollars. If approved by the KCC, management expects substantially all such cost increases to be recovered through the ratemaking process.

     The Company carries $164 million in premature decommissioning insurance in the event of a shortfall in the trust fund. The insurance coverage has several restrictions. One of these is that it can only be used if Wolf Creek incurs an accident exceeding $500 million in expenses to safely stabilize the reactor, to decontaminate the reactor and reactor station site in accordance with a plan approved by the Nuclear Regulatory Commission (NRC), and to pay for on-site property damages. If the amount designated as decommissioning insurance is needed to implement the NRC-approved plan for stabilization and decontamination, it would not be available for decommissioning purposes.

     Nuclear Insurance: The Price-Anderson Act limits the combined public liability of the owners of nuclear power plants to $9.4 billion for a single nuclear incident. The Wolf Creek owners (Owners) have purchased the maximum available private insurance of $200 million and the balance is provided by an assessment plan mandated by the NRC. Under this plan, the Owners are jointly and severally subject to a retrospective assessment of up to $79.3 million ($37.3 million, Company's share) in the event there is a nuclear incident involving any of the nation's licensed reactors. This assessment is subject to an inflation adjustment based on the Consumer Price Index. There is a limitation of $10 million ($4.7 million, Company's share) in retrospective assessments per incident per year.

     The Owners carry decontamination liability, premature decommissioning liability, and property damage insurance for Wolf Creek totalling approximately $2.8 billion ($1.3 billion, Company's share). This insurance is provided by a combination of "nuclear insurance pools" ($1.3 billion) and Nuclear Electric Insurance Limited (NEIL) ($1.5 billion). In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination. The remaining proceeds from the $2.8 billion insurance coverage ($1.3 billion, Company's share), if any, can be used for property damage up to $1.1 billion (Company's share) and premature decommissioning costs up to $117.5 million (Company's share) in excess of funds previously collected for decommissioning (as discussed under "Decommissioning"), with the remaining $47 million (Company's share) available for either property damage or premature decommissioning costs.

     The Owners also carry additional insurance with NEIL to cover costs of replacement power and other extra expenses incurred during a prolonged outage resulting from accidental property damage at Wolf Creek. If losses incurred at any of the nuclear plants insured under the NEIL policies exceed premiums, reserves, and other NEIL resources, the Company may be subject to retrospective assessments of approximately $9 million per year.

     There can be no assurance that all potential losses or liabilities will be insurable or that the amount of insurance will be sufficient to cover them.
Any substantial losses not covered by insurance, to the extent not recoverable through rates, could have a material adverse effect on the Company's financial condition and results of operations.

     Clean Air Act: The Clean Air Act Amendments of 1990 (the Act) require a two-phase reduction in sulfur dioxide and nitrous oxide emissions effective in 1995 and 2000 and a probable reduction in toxic emissions. To meet the monitoring and reporting requirements under the acid rain program, the Company is installing continuous monitoring and reporting equipment at a total cost of approximately $10 million. At December 31, 1993, the Company had completed approximately $4 million of these capital expenditures with the remaining
$6 million of capital expenditures to be completed in 1994 and 1995. The Company does not expect additional equipment to reduce sulfur emissions to be necessary under Phase II. The Company currently has no Phase I affected units.

     The nitrous oxide and toxic limits, which were not set in the law, will be specified in future EPA regulations. The EPA has issued for public comment preliminary nitrous oxide regulations for Phase I group 1 units. Nitrous oxide regulations for Phase II units and Phase I group 2 units are mandated in the Act to be promulgated by January 1, 1997. Although the Company has no Phase I units, the final nitrous oxide regulations for Phase I group 1 may allow for early compliance for Phase II group 1 units. Until such time as the Phase I group 1 nitrous oxide regulations are final, the Company will be unable to determine its compliance options or related compliance costs.

     Federal Income Taxes: During 1991, the Internal Revenue Service (IRS) completed an examination of KG&E's federal income tax returns for the years 1984 through 1988. In April 1992, KG&E received the examination report and upon review filed a written protest in August 1992. In October 1993, KG&E received another examination report for the years 1989 and 1990 covering the same issues identified in the previous examination report. Upon review of this report, KG&E filed a written protest in November 1993. The most significant proposed adjustments reduce the depreciable basis of certain assets and investment tax credits generated. Management believes there are significant questions regarding the theory, computations, and sampling techniques used by the IRS to arrive at its proposed adjustments, and also believes any additional tax expense incurred or loss of investment tax credits will not be material to the Company's financial position and results of operations. Additional income tax payments, if any, are expected to be offset by investment tax credit carryforwards, alternative minimum tax credit carryforwards, or deferred tax provisions.

     Fuel Commitments: To supply a portion of the fuel requirements for its generating plants, the Company has entered into various commitments to obtain nuclear fuel, coal, and natural gas. Some of these contracts contain provisions for price escalation and minimum purchase commitments. At December 31, 1993, WCNOC's nuclear fuel commitments (Company's share) were approximately $18.0 million for uranium concentrates expiring at various times through 1997, $123.6 million for enrichment expiring at various times through 2014, and $45.5 million for fabrication through 2012. At December 31, 1993, the Company's coal and natural gas contract commitments in 1993 dollars under the remaining term of the contracts were $2.8 billion and $20.4 million, respectively. The largest coal contract was renegotiated early in 1993 and expires in 2020, with the remaining coal contracts expiring at various times through 2013. The majority of natural gas contracts continue through 1995 with automatic one-year extension provisions. In the normal course of business, additional commitments and spot market purchases will be made to obtain adequate fuel supplies.

     Energy Act: As part of the 1992 Energy Policy Act, a special assessment is being collected from utilities for a uranium enrichment, decontamination, and decommissioning fund. The Company's portion of the assessment for Wolf Creek is approximately $7 million, payable over 15 years. Management expects such costs to be recovered through the ratemaking process.

5.  RATE MATTERS AND REGULATION

     The Company, under rate orders from certain state regulatory commissions and the FERC, recovers increases in fuel and natural gas costs through fuel adjustment clauses for wholesale and certain retail electric customers and various purchased gas adjustment clauses (PGA) for natural gas customers. Certain state regulatory commissions require the annual difference between actual gas cost incurred and cost recovered through the application of the PGA be deferred and amortized through rates in subsequent periods.

     Elimination of the Energy Cost Adjustment Clause (ECA): On March 26, 1992, in connection with the Merger, the KCC approved the elimination of the ECA for most Kansas retail electric customers of both the Company and KG&E effective April 1, 1992. The provisions for fuel costs included in base rates were established at a level intended by the KCC to equal the projected average cost of fuel through August 1995, and to include recovery of costs provided by previously issued orders relating to coal contract settlements. Any increase or decrease in fuel costs from the projected average will be absorbed by the Company.

     MPSC Rate Proceedings: On October 5, 1993, the MPSC approved an agreement among the Company, the MPSC staff, and intervenors to increase natural gas rates $9.75 million annually, effective October 15, 1993. Also on October 15, 1993, the Company discontinued the deferral of service line replacement program costs deferred since July 1, 1991, and began amortizing the balance to expense over twenty years. At December 31, 1993, approximately $8.3 million of these deferrals have been included in other deferred charges on the consolidated balance sheet.

     On January 22, 1992, the MPSC issued an order authorizing the Company to increase natural gas rates $7.3 million annually.

     KCC Rate Proceedings: On January 24, 1992, the KCC issued an order allowing the Company to continue the deferral of service line replacement program costs incurred since January 1, 1992, including depreciation, property taxes, and carrying costs for recovery in the next general rate case. At December 31, 1993, approximately $2.9 million of these deferrals have been included in other deferred charges on the consolidated balance sheet.

     On December 30, 1991, the KCC approved a permanent natural gas rate increase of $39 million annually and the Company discontinued the deferral of accelerated line survey costs on January 1, 1992. Approximately $8.3 million of deferred costs remain in other deferred charges on the consolidated balance sheet at December 31, 1993, with the balance being included in rates and amortized to expense during a 43-month period, commencing January 1, 1992.

     Gas Transportation Charges: On September 12, 1991, the KCC authorized the Company to begin recovering, through the PGA, deferred supplier gas transportation costs of $9.9 million incurred through December 31, 1990, based on a three-year amortization schedule. On December 30, 1991, the KCC authorized the Company to recover deferred transportation costs of approximately $2.8 million incurred subsequent to December 31, 1990, through the PGA over a 32-month period. At December 31, 1993, approximately $4.8 million of these deferrals remain in other deferred charges on the consolidated balance sheet.

     Tight Sands: In December 1991, the KCC, MPSC, and Oklahoma Corporation Commission (OCC) approved agreements authorizing the Company to refund to customers approximately $40 million of the proceeds of the Tight Sands antitrust litigation settlement to be collected on behalf of Western Resources' natural gas customers. To secure the refund of settlement proceeds, the Commissions authorized the establishment of an independently administered trust to collect and maintain cash receipts received under Tight Sands settlement agreements and provide for the refunds made. The trust has a term of ten years.

     Rate Stabilization Plan: In 1988, the KCC issued an order requiring that the accrual of phase-in revenues be discontinued by KG&E effective December 31, 1988. Effective January 1, 1989, KG&E began amortizing the phase-in revenue asset on a straight-line basis over 9 1/2 years.

     Coal Contract Settlements: In March 1990, the KCC issued an order allowing KG&E to defer its share of a 1989 coal contract settlement with the Pittsburgh and Midway Coal Mining Company amounting to $22.5 million. This amount was recorded as a deferred charge on the consolidated balance sheets. The settlement resulted in the termination of a long-term coal contract. The KCC permitted KG&E to recover this settlement as follows: 76 percent of the settlement plus a return over the remaining term of the terminated contract (through 2002) and 24 percent to be amortized to expense with a deferred return equivalent to the carrying cost of the asset.

     In February 1991, KG&E paid $8.5 million to settle a coal contract lawsuit with AMAX Coal Company and recorded the payment as a deferred charge on the consolidated balance sheet. The KCC approved the recovery of the settlement plus a return, equivalent to the carrying cost of the asset, over the remaining term of the terminated contract (through 1996).

     FERC Order No. 528: In 1990, the FERC issued Order No. 528 which authorized new methods for the allocation and recovery of take-or-pay settlement costs by natural gas pipelines from their customers. Settlements have been reached between the Company's two largest gas pipelines and their customers in FERC proceedings related to take-or-pay issues. The settlements address the allocation of take-or-pay settlement costs between the pipelines and their customers. However, the amount which one of the pipelines will be allowed to recover is yet to be determined. Litigation continues between the Company and a former upstream pipeline supplier to one of the Company's pipeline suppliers concerning the amount of such costs which may ultimately be allocated to the Company's pipeline supplier. A portion of any costs allocated to the Company's pipeline supplier will be charged to the Company. Due to the uncertainty concerning the amount to be recovered by the Company's current suppliers and of the outcome of the litigation between the Company and its current pipeline's upstream supplier, the Company is unable to estimate its future liability for take-or-pay settlement costs. However, the KCC and MPSC have approved mechanisms which are expected to allow the Company to recover these take-or-pay costs from its customers.

6.  EMPLOYEE BENEFIT PLANS

     Pension: The Company maintains noncontributory defined benefit pension plans covering substantially all employees. Pension benefits are based on years of service and the employee's compensation during the five highest paid consecutive years out of ten before retirement. The Company's policy is to fund pension costs accrued, subject to limitations set by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.

     The following tables provide information on the components of pension cost, funded status, and actuarial assumptions for the Company's pension plans:

Year Ended December 31,                1993          1992        1991
                                          (Dollars in Thousands)
Pension Cost:
  Service cost...................    $  9,778     $  9,847     $  6,589
  Interest cost on projected
    benefit obligation...........      35,688       29,457       20,985
  Return on plan assets..........     (64,113)     (38,967)     (59,161)
  Deferred gain on plan assets...      29,190        7,705       38,015
  Net amortization...............        (669)        (948)        (131)
      Net pension cost...........    $  9,874     $  7,094     $  6,297

December 31,                           1993         1992         1991
                                          (Dollars in Thousands)
Funded Status:
  Actuarial present value of
    benefit obligations:
      Vested . . . . . . . . . . .   $353,023     $316,100     $200,435
      Non-vested . . . . . . . . .     26,983       19,331       13,935
        Total. . . . . . . . . . .   $380,006     $335,431     $214,370
Plan assets (principally debt
  and equity securities) at
  fair value . . . . . . . . . . .   $490,339     $452,372     $324,780
Projected benefit obligation . . .    468,996      424,232      282,062
Plan assets in excess of
  projected benefit obligation . .     21,343       28,140       42,718
Unrecognized transition asset. . .     (2,756)      (3,092)      (1,253)
Unrecognized prior service costs .     64,217       55,886       27,216
Unrecognized net gain. . . . . . .   (108,783)    (106,486)     (69,494)
Accrued pension costs. . . . . . .   $(25,979)    $(25,552)    $   (813)

Year Ended December 31,               1993           1992         1991
Actuarial Assumptions:
  Discount rate. . . . . . . . . .  7.0-7.75%      8.0-8.5%        8.0%
  Annual salary increase rate. . .      5.0 %          6.0%        6.0%
  Long-term rate of return . . . .  8.0-8.5 %      8.0-8.5%        8.0%

     Retirement and Voluntary Separation Plans: In January 1992, the Board of Directors approved early retirement plans and voluntary separation programs. The voluntary early retirement plans were offered to all vested participants in the Company's defined pension plan who reached the age of 55 with 10 or more years of service on or before May 1, 1992. Certain pension plan improvements were made, including a waiver of the actuarial reduction factors for early retirement and a cash incentive payable as a monthly supplement up to 60 months or as a lump sum payment. Of the 738 employees eligible for the early retirement option, 531, representing ten percent of the combined Company's work force, elected to retire on or before the May 1, 1992, deadline. Seventy-one of those electing to retire were employees of KG&E acquired March 31, 1992 (see Note 3). Another 67 employees, with 10 or more years of service, elected to participate in the voluntary separation program. Of those, 29 were employees of KG&E. In addition, 68 employees received Merger-related severance benefits, including 61 employees of KG&E. The actuarial cost, based on plan provisions for early retirement and voluntary separation programs, and Merger-related severance benefits for the KG&E employees, were considered in purchase accounting for the Merger. The actuarial cost of the former Kansas Power and Light Company employees, of approximately $11 million, was expensed in 1992.

     Postretirement: The Company adopted the provisions of Statement of Financial Accounting Standards No. 106 (SFAS 106) in the first quarter of 1993. This statement requires the accrual of postretirement benefits other than pensions, primarily medical benefit costs, during the years an employee provides service.

     Based on actuarial projections and adoption of the transition method of implementation which allows a 20-year amortization of the accumulated benefit obligation, the annual expense under SFAS 106 was approximately $26.5 million in 1993 (as compared to approximately $9.6 million on a cash basis) and the Company's total obligation was approximately $166.5 million at December 31, 1993. To mitigate the impact of SFAS 106 expense, the Company has implemented programs to reduce health care costs. In addition, the Company has received orders from the KCC and MPSC permitting the initial deferral of SFAS 106 expense. To mitigate the impact SFAS 106 expense will have on rate increases, the Company will include in the future computation of cost of service the actual SFAS 106 expense and an income stream generated from corporate-owned life insurance (COLI). To the extent SFAS 106 expense exceeds income from the COLI program, this excess will be deferred (as allowed by the FASB Emerging Issues Task Force Issue No. 92-12) and offset by income generated through the deferral period by the COLI program. The OCC is reviewing the Company's application for similar treatment in Oklahoma. Should the OCC require recognition of postretirement benefit costs for regulatory purposes under a different method than that proposed under the Company's application, the impact on earnings would not be material. Should the income stream generated by the COLI program not be sufficient to offset the deferred SFAS 106 expense, the KCC and MPSC orders allow recovery of such deficit through the ratemaking process.

     Prior to the adoption of SFAS 106 the Company's policy was to recognize the cost of retiree health care and life insurance benefits as expense when claims and premiums for life insurance policies were paid. The cost of providing health care and life insurance benefits to 2,928 retirees was $8.1 million in 1992.

The following table summarizes the status of the Company's postretirement plans for financial statement purposes and the related amount included in the consolidated balance sheet:

    December 31,                                             1993
                                                   (Dollars in Thousands)
    Actuarial present value of postretirement
      benefit obligations:
        Retirees. . . . . . . . . . . . . . . . . . . .   $ 111,499
        Active employees fully eligible . . . . . . . .      11,848
        Active employees not fully eligible . . . . . .      43,109
        Unrecognized prior service cost . . . . . . . .      18,195
        Unrecognized transition obligation. . . . . . .    (160,731)
        Unrecognized net loss . . . . . . . . . . . . .      (7,100)
    Balance sheet liability . . . . . . . . . . . . . .   $  16,820

     For measurement purposes, an annual health care cost growth rate of 13% was assumed for 1994, decreasing to 6% by 2002 and thereafter. The accumulated post retirement benefit obligation was calculated using a weighted-average discount rate of 7.75%, a weighted-average compensation increase rate of 5.0%, and a weighted-average expected rate of return of 8.5%. The health care cost trend rate has a significant effect on the projected benefit obligation. Increasing the trend rate by 1% each year would increase the present value of the accumulated projected benefit obligation by $11.1 million and the aggregate of the service and interest cost components by $1.5 million.

     Postemployment: The FASB has issued Statement of Financial Accounting Standards No. 112 (SFAS 112), which establishes accounting and reporting standards for postemployment benefits. The new statement will require the Company to recognize the liability to provide postemployment benefits when the liability has been incurred. The Company adopted SFAS 112 effective January 1, 1994. To mitigate the impact adopting SFAS 112 will have on rate increases, the Company will file applications with the KCC and OCC for orders permitting the initial deferral of SFAS 112 transition costs and expenses and its inclusion in the future computation of cost of service net of an income stream generated from COLI. However, if the state regulatory commissions were to recognize postemployment benefit costs under a different method, 1994 earnings could be impacted negatively. At December 31, 1993, the Company estimates SFAS 112 liability to total approximately $11 million.

     Savings: The Company maintains savings plans in which substantially all employees participate. The Company matches employees' contributions up to specified maximum limits. The funds of the plans are deposited with a trustee and invested at each employee's option in one or more investment funds, including a Company stock fund. The Company's contributions were $5.4, $5.4, and $3.3 million for 1993, 1992, and 1991, respectively.

     Missouri Property Sale: Effective January 31, 1994, the Company transferred a portion of the assets and liabilities of the Company's pension plan to a pension plan established by Southern Union. The amount of assets transferred equal the projected benefit obligation for employees and retirees associated with Southern Union's portion of the Missouri Properties plus an additional $9 million.


7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value as set forth in Statement of Financial Accounting Standards No.
107:

     Cash and Cash Equivalents-
       The carrying amount approximates the fair value because of the short-term maturity of these investments.
     Decommissioning Trust-
       The fair value of the decommissioning trust is based on quoted market prices at December 31, 1993 and 1992.
     Variable-rate Debt-
       The carrying amount approximates the fair value because of the short-term variable rates of these debt instruments.
     Fixed-rate Debt-
       The fair value of the fixed-rate debt is based on the sum of the estimated value of each issue taking into consideration the interest rate, maturity, and redemption provisions of each issue.
     Redeemable Preference Stock-
       The fair value of the redeemable preference stock is based on the sum of the estimated value of each issue taking into consideration the dividend rate, maturity, and redemption provisions of each issue.

The estimated fair values of the Company's financial instruments are as follows:

                                   Carrying Value              Fair Value
    December 31,                   1993       1992          1993       1992
                                            (Dollars in Thousands)
    Cash and cash
      equivalents. . . . . . .  $    1,217 $      875    $    1,217 $      875
    Decommissioning trust. . .      13,204      9,272        13,929      9,500
    Variable-rate debt . . . .     931,352    758,449       931,352    758,449
    Fixed-rate debt. . . . . .   1,364,886  1,508,077     1,473,569  1,563,375
    Redeemable preference
      stock. . . . . . . . . .     150,000    152,733       160,780    161,733

8.  LONG-TERM DEBT

     The amount of first mortgage bonds authorized by the Western Resources Mortgage and Deed of Trust, dated July 1, 1939, as supplemented, is unlimited. The amount of first mortgage bonds authorized by the KG&E Mortgage and Deed of Trust, dated April 1, 1940, as supplemented, is limited to a maximum of $2 billion. Amounts of additional bonds which may be issued are subject to property, earnings, and certain restrictive provisions of each Mortgage.

     On January 20, 1994, KG&E issued $100 million of First Mortgage Bonds, 6.20% Series due January 15, 2006.

     On January 31, 1994, the Company redeemed the remaining $2,466,000 principal amount of Gas Service Company (GSC) 8 1/2% Series First Mortgage Bonds due 1997. In addition, the Company took measures to have the GSC Mortgage and Deed of Trust discharged.

     Debt discount and expenses are being amortized over the remaining lives of each issue. The Western Resources and KG&E improvement and maintenance fund requirements for certain first mortgage bond series can be met by bonding additional property. The sinking fund requirements for certain Western Resources and KG&E pollution control series bonds can be met only through the acquisition and retirement of outstanding bonds. Bonds maturing and acquisition and retirement of bonds for sinking fund requirements for the five years subsequent to December 31, 1993, are as follows:

                                Maturing           Retiring
                  Year           Bonds              Bonds
                                  (Dollars in Thousands)

                  1994. . . . .  $ 2,466            $   738
                  1995. . . . .     -                   753
                  1996. . . . .   16,000                770
                  1997. . . . .     -                 1,333
                  1998. . . . .     -                 1,550

Long-term debt outstanding at December 31, 1993 and 1992, was as follows:

                                                     1993           1992
                                                   (Dollars in Thousands)
   Western Resources
   First mortgage bond series:
     9.35 % due 1998. . . . . . . . . . . . .   $     -        $   75,000
     7 1/4% due 1999. . . . . . . . . . . . .      125,000        125,000
     7 5/8% due 1999. . . . . . . . . . . . .       19,000         19,000
     8 3/4% due 2000. . . . . . . . . . . . .         -            20,000
     8 7/8% due 2000. . . . . . . . . . . . .       75,000         75,000
     7 1/4% due 2002. . . . . . . . . . . . .      100,000        100,000
     8 5/8% due 2005. . . . . . . . . . . . .         -            35,000
     8 1/8% due 2007. . . . . . . . . . . . .       30,000         30,000
     8 3/4% due 2008. . . . . . . . . . . . .         -            35,000
     8 5/8% due 2017. . . . . . . . . . . . .       50,000         50,000
     8 1/2% due 2022. . . . . . . . . . . . .      125,000        125,000
     7.65%  due 2023. . . . . . . . . . . . .      100,000           -
                                                   624,000        689,000
   Pollution control bond series:
     5.90 % due 2007. . . . . . . . . . . . .       31,000         31,500
     6 3/4% due 2009. . . . . . . . . . . . .       45,000         45,000
     9 5/8% due 2013. . . . . . . . . . . . .         -            58,500
     6%     due 2033. . . . . . . . . . . . .       58,500           -
                                                   134,500        135,000
   KG&E
   First mortgage bond series:
     5 5/8% due 1996. . . . . . . . . . . . .       16,000         16,000
     8 1/8% due 2001. . . . . . . . . . . . .         -            35,000
     7 3/8% due 2002. . . . . . . . . . . . .         -            25,000
     7.60%  due 2003. . . . . . . . . . . . .      135,000        135,000
     6 1/2% due 2005. . . . . . . . . . . . .       65,000           -
     8 3/8% due 2006. . . . . . . . . . . . .         -            25,000
     8 1/2% due 2007. . . . . . . . . . . . .         -            25,000
     8 7/8% due 2008. . . . . . . . . . . . .         -            30,000
                                                   216,000        291,000
   Pollution control bond series:
     6.80%  due 2004. . . . . . . . . . . . .       14,500         14,500
     5 7/8% due 2007. . . . . . . . . . . . .       21,940         21,940
     6%     due 2007. . . . . . . . . . . . .       10,000         10,000
     7.0%   due 2031. . . . . . . . . . . . .      327,500        327,500
                                                   373,940        373,940
   GSC
   First mortgage bond series:
     8 1/2% due 1997. . . . . . . . . . . . .        2,466          4,932
                                                     2,466          4,932

   Bank term loan . . . . . . . . . . . . . .         -           230,000
   Other pollution control obligations. . . .       13,980         14,205
   Revolving credit agreement . . . . . . . .      115,000        150,000
   Other long term agreement. . . . . . . . .       53,913         46,640
   Less:
     Unamortized debt discount. . . . . . . .        6,607          6,730
     Long-term debt due within one year . . .        3,204          1,961
                                                $1,523,988     $1,926,026

     In January 1993, the Company renegotiated its $600 million bank term loan and revolving credit facility used to finance the Merger into a $350 million revolving credit facility, secured by KG&E common stock. The revolver has an initial term of three years with options to renew for an additional two years with the consent of the banks. The unused portion of the revolving credit facility may be used to provide support for outstanding short-term debt. At December 31, 1993, $115 million was outstanding under the facility.

     On September 20, 1993, KG&E terminated a long-term revolving credit agreement which provided for borrowings of up to $150 million. The loan agreement, which was effective through October 1994, was repaid without penalty.

     KG&E has a long-term agreement, expiring in 1995, which contains provisions for the sale of accounts receivable and unbilled revenues (receivables) and phase-in revenues up to a total of $180 million. Amounts related to receivables are accounted for as sales while those related to phase-in revenues are accounted for as collateralized borrowings. Additional receivables are continually sold to replace those collected. At December 31, 1993 and 1992, outstanding receivables amounting to $56.8 and $47.7 million, respectively, were considered sold under the agreement. The credit risk associated with the sale of customer accounts receivable is considered minimal. The weighted average interest rate, including fees, was 3.7% for the year ended December 31, 1993, and 6.6% for the nine months ended December 31, 1992. At December 31, 1993, an additional $16.4 million was available under the agreement.

9.  SHORT-TERM DEBT

     The Company's short-term financing requirements are satisfied, as needed, through the sale of commercial paper, short-term bank loans and borrowings under other unsecured lines of credit maintained with banks. Information concerning these arrangements for the years ended December 31, 1993, 1992, and 1991, is set forth below:

Year Ended December 31,              1993           1992           1991
                                            (Dollars in Thousands)
Lines of credit at year end. . . . $145,000       $250,000(1)    $185,000(2)
Short-term debt out-
  standing at year end . . . . . .  440,895        222,225        135,800
Weighted average interest rate
  on debt outstanding at year
  end (including fees) . . . . . .     3.67%          4.70%          5.07%
Maximum amount of short-
  term debt outstanding during
  the period. . . .. . . . . . . . $443,895       $263,900       $175,000
Monthly average short-term debt. .  347,278        179,577        125,968
Weighted daily average interest
  rates during the year
  (including fees) . . . . . . . .     3.44%          4.90%          6.69%

(1) Decreased to $155 million in January 1993.
(2) Increased to $200 million in January 1992.

     In connection with the commitments, the Company has agreed to pay certain fees to the banks. Available lines of credit and the unused portion of the revolving credit facility are utilized to support the Company's outstanding short-term debt.


10.  LEASES

     At December 31, 1993, the Company had leases covering various property and equipment. Certain lease agreements meet the criteria, as set forth in Statement of Financial Accounting Standards No. 13, for classification as capital leases.

     Rental payments for capital and operating leases and estimated rental commitments are as follows:

                                              Capital       Operating
        Year Ending December 31,              Leases         Leases
                                               (Dollars in Thousands)
        1991                                  $ 1,217        $21,501
        1992                                    2,426         52,701
        1993                                    3,272         55,011
        Future Commitments:
        1994                                  $ 4,002        $47,729
        1995                                    3,752         45,825
        1996                                    3,627         44,176
        1997                                    1,209         41,644
        1998                                     -            41,019
        Thereafter                               -           771,157
          Total                               $12,590     $  991,550
        Less Interest                           1,466
          Net obligation                      $11,124

     In 1987, KG&E sold and leased back its 50 percent undivided interest in La Cygne 2. The lease has an initial term of 29 years, with various options to renew the lease or repurchase the 50 percent undivided interest. KG&E remains responsible for its share of operation and maintenance costs and other related operating costs of La Cygne 2. The lease is an operating lease for financial reporting purposes.

     As permitted under the lease agreement, the Company in 1992 requested the Trustee Lessor to refinance $341.1 million of secured facility bonds of the Trustee and owner of La Cygne 2. The transaction was requested to reduce recurring future net lease expense. In connection with the refinancing on September 29, 1992, a one-time payment of approximately $27 million was made by the Company which has been deferred and is being amortized over the remaining life of the lease and included in operating expense as part of the future lease expense.

     Future minimum annual lease payments, included in the table above, required under the lease agreement are approximately $34.6 million for each year through 1998 and $715 million over the remainder of the lease.

     The gain of approximately $322 million realized at the date of the sale has been deferred for financial reporting purposes, and is being amortized over the initial lease term in proportion to the related lease expense.
KG&E's lease expense, net of amortization of the deferred gain and a one-time payment, was approximately $22.5 million for the year ended December 31, 1993, and $20.6 million for the nine months ended December 31, 1992.


11.  JOINT OWNERSHIP OF UTILITY PLANTS

                        Company's Ownership at December 31, 1993
                    In-Service   Invest-    Accumulated   Net  Per-
                       Dates      ment      Depreciation  (MW) cent
                               (Dollars in Thousands)
La Cygne 1 (a)      Jun  1973  $  150,265    $    91,175   342  50
Jeffrey  1 (b)      Jul  1978     277,087        116,526   587  84
Jeffrey  2 (b)      May  1980     274,018        106,301   566  84
Jeffrey  3 (b)      May  1983     386,925        124,158   588  84
Wolf Creek (c)      Sep  1985   1,366,387        281,819   533  47

(a)  Jointly owned with Kansas City Power & Light Company (KCPL)
(b)  Jointly owned with UtiliCorp United Inc. and a third party
(c)  Jointly owned with KCPL and Kansas Electric Power Cooperative, Inc.

     Amounts and capacity represent the Company's share. The Company's share of operating expenses of the plants in service above, as well as such expenses for a 50 percent undivided interest in La Cygne 2 (representing 335 MW capacity) sold and leased back to the Company in 1987, are included in operating expenses in the statements of income. The Company's share of other transactions associated with the plants is included in the appropriate classification in the Company's consolidated financial statements.

12.  INCOME TAXES

     The Company adopted the provisions of SFAS 109 in the first quarter of 1992. KG&E adopted the provisions of SFAS 96 in 1987 and SFAS 109 in 1992. These statements require the Company to establish deferred tax assets and liabilities, as appropriate, for all temporary differences, and to adjust deferred tax balances to reflect changes in tax rates expected to be in effect during the periods the temporary differences reverse.

     In accordance with various rate orders received from the KCC, the MPSC, and the OCC, the Company has not yet collected through rates the amounts necessary to pay a significant portion of the net deferred income tax liabilities. As management believes it is probable that the net future increases in income taxes payable will be recovered from customers through future rates, it has recorded a deferred asset for these amounts. These assets are also a temporary difference for which deferred income tax liabilities have been provided. Accordingly, the adoption of SFAS 109 did not have a material impact on the Company's results of operations.

     At December 31, 1993, KG&E has unused investment tax credits of approximately $7.1 million available for carryforward which, if not utilized, will expire in the years 2000 through 2002. In addition, the Company has alternative minimum tax credits generated prior to April 1, 1992, which carryforward without expiration, of $57.2 million which may be used to offset future regular tax to the extent the regular tax exceeds the alternative minimum tax. These credits have been applied in determining the Company's net deferred income tax liability and corresponding deferred future income taxes at December 31, 1993.

     Deferred income taxes result from temporary differences between the financial statement and tax basis of the Company's assets and liabilities. The sources of these differences and their cumulative tax effects are as follows:

December 31,                                           1993
                                         Debits       Credits        Total
                                              (Dollars in Thousands)
Sources of Deferred Income Taxes:
  Accelerated depreciation and
    other property items . . . . . .  $      -      $  (647,202)  $  (647,202)
  Energy and purchased gas
    adjustment clauses . . . . . . .        2,452          -            2,452
  Phase-in revenues. . . . . . . . .         -          (35,573)      (35,573)
  Natural gas line survey and
    replacement program. . . . . . .         -           (7,721)       (7,721)
  Deferred gain on sale-leaseback. .      116,186          -          116,186
  Alternative minimum tax credits. .       39,882          -           39,882
  Deferred coal contract
    settlements. . . . . . . . . . .         -          (14,980)      (14,980)
  Deferred compensation/pension
    liability. . . . . . . . . . . .       11,301          -           11,301
  Acquisition premium. . . . . . . .         -         (301,394)     (301,394)
  Deferred future income taxes . . .         -         (117,549)     (117,549)
  Other. . . . . . . . . . . . . . .         -          (14,039)      (14,039)
Total Deferred Income Taxes. . . . .  $   169,821   $(1,138,458)  $  (968,637)

December 31,                                           1992
                                         Debits       Credits        Total
                                              (Dollars in Thousands)
Sources of Deferred Income Taxes:
  Accelerated depreciation and
    other property items . . . . . .  $      -      $  (607,303)  $  (607,303)
  Energy and purchased gas
    adjustment clauses . . . . . . .         -           (7,717)       (7,717)
  Phase-in revenues. . . . . . . . .         -          (37,564)      (37,564)
  Natural gas line survey and
    replacement program. . . . . . .         -           (7,473)       (7,473)
  Deferred gain on sale-leaseback. .      104,573          -          104,573
  Alternative minimum tax credits. .       39,882          -           39,882
  Deferred coal contract
    settlements. . . . . . . . . . .         -           (9,318)       (9,318)
  Deferred compensation/pension
    liability. . . . . . . . . . . .        8,488          -            8,488
  Acquisition premium. . . . . . . .         -         (314,241)     (314,241)
  Deferred future income taxes . . .         -         (158,102)     (158,102)
  Other. . . . . . . . . . . . . . .         -           (1,380)       (1,380)
Total Deferred Income Taxes. . . . .  $   152,943   $(1,143,098)  $  (990,155)

13.  SEGMENTS OF BUSINESS

     The Company is a public utility engaged in the generation, transmission, distribution, and sale of electricity in Kansas and the transportation, distribution, and sale of natural gas in Kansas, Missouri, and Oklahoma.

Year Ended December 31,               1993         1992(1)        1991
                                           (Dollars in Thousands)
Operating revenues:
  Electric. . . . . . . . . . .    $1,104,537    $  882,885    $  471,839
  Natural gas . . . . . . . . .       804,822       673,363       690,339
                                    1,909,359     1,556,248     1,162,178

Operating expenses excluding
  income taxes:
  Electric. . . . . . . . . . .       791,563       632,169       337,150
  Natural gas . . . . . . . . .       747,755       642,910       664,825
                                    1,539,318     1,275,079     1,001,975

Income taxes:
  Electric. . . . . . . . . . .        73,425        41,184        32,239
  Natural gas . . . . . . . . .         4,553           816        (1,657)
                                       77,978        42,000        30,582

Operating income:
  Electric. . . . . . . . . . .       239,549       209,532       102,450
  Natural gas . . . . . . . . .        52,514        29,637        27,171
                                   $  292,063    $  239,169    $  129,621

Identifiable assets at
  December 31:
  Electric. . . . . . . . . . .    $4,231,277    $4,390,117    $1,196,023
  Natural gas . . . . . . . . .     1,040,513       918,729       840,692
  Other corporate assets(2) . .       140,258       130,060        75,798
                                   $5,412,048    $5,438,906    $2,112,513

Other Information--
Depreciation and amortization:
  Electric. . . . . . . . . . .    $  126,034    $  105,842    $   53,632
  Natural gas . . . . . . . . .        38,330        38,171        32,103
                                   $  164,364    $  144,013    $   85,735

Maintenance:
  Electric. . . . . . . . . . .    $   87,696    $   73,104    $   34,240
  Natural gas . . . . . . . . .        30,147        28,507        26,275
                                   $  117,843    $  101,611    $   60,515

Capital expenditures:
  Electric. . . . . . . . . . .    $  137,874    $   95,465    $   43,714
  Nuclear fuel. . . . . . . . .         5,702        15,839          -
  Natural gas . . . . . . . . .        94,055        91,189        81,961
                                   $  237,631    $  202,493    $  125,675

(1)Information reflects the merger with KG&E on March 31, 1992.
(2)Principally cash, temporary cash investments, non-utility assets, and deferred charges.

     The portion of the table above related to the Missouri Properties is as follows (unaudited):

                                                     1993
                                           (Dollars in Thousands)
       Natural gas revenues. . . . . . . . . .    $ 349,749
       Operating expenses excluding
                 income taxes. . . . . . . . .      326,329
       Income taxes. . . . . . . . . . . . . .        2,672
       Operating income. . . . . . . . . . . .       20,748
       Identifiable assets . . . . . . . . . .      398,464
       Depreciation and amortization . . . . .       12,668
       Maintenance . . . . . . . . . . . . . .       10,504
       Capital expenditures. . . . . . . . . .       38,821


14.  COMMON STOCK AND CUMULATIVE PREFERRED AND PREFERENCE STOCK

     The Company's Restated Articles of Incorporation, as amended, provides for 85,000,000 authorized shares of common stock. During 1993, the Company issued 3,572,323 shares of common stock and at December 31, 1993, 61,617,873 shares were outstanding.

     Not subject to mandatory redemption: The cumulative preferred stock is redeemable in whole or in part on 30 to 60 days notice at the option of the Company.

     Subject to mandatory redemption: On October 1, 1993, the Company redeemed the remaining 22,000 shares of the 8.70% Series preference stock.

     The mandatory sinking fund provisions of the 8.50% Series preference stock require the Company to redeem 50,000 shares annually beginning on July 1, 1997, at $100 per share. The Company may, at its option, redeem up to an additional 50,000 shares on each July 1, at $100 per share. The 8.50% Series also is redeemable in whole or in part, at the option of the Company, subject to certain restrictions on refunding, at a redemption price of $107.37, $106.80, and $106.23 per share beginning July 1, 1993, 1994, and 1995, respectively.

     The mandatory sinking fund provisions of the 7.58% Series preference stock require the Company to redeem 25,000 shares annually beginning on April 1, 2002, and each April 1 through 2006 and the remaining shares on April 1, 2007, all at $100 per share. The Company may, at its option, redeem up to an additional 25,000 shares on each April 1 at $100 per share. The 7.58% Series also is redeemable in whole or in part, at the option of the Company, subject to certain restrictions on refunding, at a redemption price of $106.82, $106.06, and $105.31 per share beginning April 1, 1993, 1994, and 1995, respectively.

15.  LEGAL PROCEEDINGS

     The Company and its subsidiaries are involved in various legal and environmental proceedings. Management believes that adequate provision has been made within the consolidated financial statements for these matters and accordingly believes their ultimate dispositions will not have a material adverse effect upon the business, financial position, or results of operations of the Company.


16.  QUARTERLY RESULTS (UNAUDITED)

     The amounts in the table are unaudited but, in the opinion of management, contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The business of the Company is seasonal in nature and, in the opinion of management, comparisons between the quarters of a year do not give a true indication of overall trends and changes in operations.

                                    First     Second      Third     Fourth
                         (Dollars in Thousands, except Per Share Amounts)
1993
Operating revenues. . . . . . .   $579,581   $400,411  $419,018  $510,349
Operating income. . . . . . . .     85,950     60,282    81,225    64,606
Net income. . . . . . . . . . .     54,814     30,723    56,807    35,026
Earnings applicable to
  common stock. . . . . . . . .     51,468     27,320    53,405    31,671
Earnings per share. . . . . . .   $   0.89   $   0.47  $   0.90  $   0.51
Dividends per share . . . . . .   $  0.485   $  0.485  $  0.485  $  0.485
Average common shares
  outstanding . . . . . . . . .     58,046     58,046    59,441    61,603
Common stock price:
  High. . . . . . . . . . . . .   $ 35 3/4   $ 36 1/8  $ 37 1/4  $ 37
  Low . . . . . . . . . . . . .   $ 30 3/8   $ 32 3/4  $ 35      $ 32 3/4

1992(1)
Operating revenues. . . . . . .   $373,620   $341,715  $380,745  $460,168
Operating income. . . . . . . .     42,684     45,830    77,010    73,645
Net income. . . . . . . . . . .     27,984     18,434    42,185    39,281
Earnings applicable to
  common stock. . . . . . . . .     25,472     15,113    38,726    35,822
Earnings per share. . . . . . .   $   0.74   $   0.26  $   0.67  $   0.62
Dividends per share . . . . . .   $  0.475   $  0.475  $  0.475  $  0.475
Average common shares
  outstanding . . . . . . . . .     34,566     58,046    58,046    58,046
Common stock price:
  High. . . . . . . . . . . . .   $ 29 1/2   $ 26 7/8  $ 30 1/2  $ 32 5/8
  Low . . . . . . . . . . . . .   $ 25 3/8   $ 25 1/4  $ 26 3/4  $ 28 1/2

(1) Information reflects the merger with KG&E on March 31, 1992.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to the Company's Directors required by Item 10 is set forth in the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders to be filed with the Commission. Such information is incorporated herein by reference to the material appearing under the caption Election of Directors in the proxy statement to be filed by the Company with the Commission. See EXECUTIVE OFFICERS OF THE COMPANY on page 18 for the information relating to the Company's Executive Officers as required by Item 10.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is set forth in the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders to be filed with the Commission. Such information is incorporated herein by reference to the material appearing under the captions Information Concerning the Board of Directors, Executive Compensation, Compensation Plans, and Human Resources Committee Report in the proxy statement to be filed by the Company with the Commission.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is set forth in the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders to be filed with the Commission. Such information is incorporated herein by reference to the material appearing under the caption Beneficial Ownership of Voting Securities in the proxy statement to be filed by the Company with the Commission.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is set forth in the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders to be filed with the Commission. Such information is incorporated herein by reference to the material appearing under the caption Transactions with Management in the proxy statement to be filed by the Company with the Commission.

                                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following financial statements are included herein.

FINANCIAL STATEMENTS

Report of Independent Public Accountants
Consolidated Balance Sheets - December 31, 1993 and 1992 Consolidated Statements of Income - years ended December 31, 1993,
  1992 and 1991
Consolidated Statements of Cash Flows - years ended December 31,
  1993, 1992 and 1991
Consolidated Statements of Taxes - years ended December 31, 1993,
  1992 and 1991
Consolidated Statements of Capitalization - December 31, 1993 and
  1992
Consolidated Statements of Common Stock Equity - years ended
  December 31, 1993, 1992 and 1991
Notes to Consolidated Financial Statements


     The following supplemental schedules are included herein.

SCHEDULES

Schedule V - Utility Plant - years ended December 31, 1993, 1992 and 1991
Schedule VI - Accumulated Depreciation of Utility Plant - years ended December 31, 1993, 1992 and 1991

     Schedules omitted as not applicable or not required under the Rules of regulation S-X: I, II, III, IV, VII, VIII, IX, X, XI, XII, and XIII


REPORTS ON FORM 8-K

     Form 8-K dated February 2, 1994

                                       EXHIBIT INDEX

     All exhibits marked "I" are incorporated herein by reference.

                                Description

 3(a)    -Restated Articles of Incorporation of the Company, as amended     I
          May 25, 1988.  (filed as Exhibit 4 to Registration Statement
          No. 33-23022)
 3(b)    -Certificate of Correction to Restated Articles of Incorporation.   I
          (filed as Exhibit 3(b) to the December 1991 Form 10-K)
 3(c)    -By-laws of the Company, as amended July 15, 1987.  (filed as       I
          Exhibit 3(d) to the December 1987 Form 10-K)
 3(d)    -Certificate of Designation of Preference Stock, 8.50% Series,
          without par value.  (filed electronically)
 3(e)    -Certificate of Designation of Preference Stock, 7.58% Series,
          without par value.  (filed electronically)
 4(a)    -Mortgage and Deed of Trust dated July 1, 1939 between the Company  I and Harris Trust and Savings Bank, Trustee.  (filed as Exhibit
          4(a) to Registration Statement No. 33-21739)
 4(b)    -First through Fifteenth Supplemental Indentures dated July 1,      I
          1939, April 1, 1949, July 20, 1949, October 1, 1949, December 1,
          1949, October 4, 1951, December 1, 1951, May 1, 1952, October 1,
          1954, September 1, 1961, April 1, 1969, September 1, 1970,
          February 1, 1975, May 1, 1976 and April 1, 1977, respectively. (filed as Exhibit 4(b) to Registration Statement No. 33-21739)
 4(c)    -Sixteenth Supplemental Indenture dated June 1, 1977.  (filed as    I
          Exhibit 2-D to Registration Statement No. 2-60207)
 4(d)    -Seventeenth Supplemental Indenture dated February 1, 1978.         I
          (filed as Exhibit 2-E to Registration Statement No. 2-61310)
 4(e)    -Eighteenth Supplemental Indenture dated January 1, 1979.  (filed   I
          as Exhibit (b) (1)-9 to Registration Statement No. 2-64231)
 4(f)    -Nineteenth Supplemental Indenture dated May 1, 1980.  (filed as    I
          Exhibit 4(f) to Registration Statement No. 33-21739)
 4(g)    -Twentieth Supplemental Indenture dated November 1, 1981.  (filed   I
          as Exhibit 4(g) to Registration Statement No. 33-21739)
 4(h)    -Twenty-First Supplemental Indenture dated April 1, 1982.  (filed   I
          as Exhibit 4(h) to Registration Statement No. 33-21739)
 4(i)    -Twenty-Second Supplemental Indenture dated February 1, 1983.       I
          (filed as Exhibit 4(i) to Registration Statement No. 33-21739)
 4(j)    -Twenty-Third Supplemental Indenture dated July 2, 1986.  (filed    I
          as Exhibit 4(j) to Registration Statement No. 33-12054)
 4(k)    -Twenty-Fourth Supplemental Indenture dated March 1, 1987.  (filed  I as Exhibit 4(k) to Registration Statement No. 33-21739)
 4(l)    -Twenty-Fifth Supplemental Indenture dated October 15, 1988.        I
          (filed as Exhibit 4 to the September 1988 Form 10-Q)
 4(m)    -Twenty-Sixth Supplemental Indenture dated February 15, 1990.       I
          (filed as Exhibit 4(m) to the December 1989 Form 10-K)
 4(n)    -Twenty-Seventh Supplemental Indenture dated March 12, 1992.        I
          (filed as exhibit 4(n) to the December 1991 Form 10-K)
 4(o)    -Twenty-Eighth Supplemental Indenture dated July 1, 1992.           I
          (filed as exhibit 4(o) to the December 1992 Form 10-K)
 4(p)    -Twenty-Ninth Supplemental Indenture dated August 20, 1992.         I
          (filed as exhibit 4(p) to the December 1992 Form 10-K)

                                Description

 4(q)    -Thirtieth Supplemental Indenture dated February 1, 1993.           I
          (filed as exhibit 4(q) to the December 1992 Form 10-K)
 4(r)    -Thirty-First Supplemental Indenture dated April 15, 1993.          I
          (filed as exhibit 4(r) to Form S-3, Registration Statement
          No. 33-50069)

     Instruments defining the rights of holders of other long-term debt not required to be filed as exhibits will be furnished to the Commission upon request.

10(a)    -Agreement between the Company and AMAX Coal West Inc.
          effective March 31, 1993.  (filed electronically)
10(b)    -Agreement between the Company and Williams Natural Gas Company dated October 1, 1993.  (filed electronically)
10(c)    -Agreement between the Company and Williams Natural Gas Company dated October 1, 1993.  (filed electronically)
10(d)    -Agreement between the Company and Williams Natural Gas Company dated October 1, 1993.  (filed electronically)
10(e)    -Executive Salary Continuation Plan of The Kansas Power and Light   I
          Company, as revised, effective May 3, 1988.  (filed as Exhibit
          10(b) to the September 1988 Form 10-Q)
10(f)    -Letter of Agreement between The Kansas Power and Light Company and I
          John E. Hayes, Jr., dated November 20, 1989. (filed as Exhibit 10(w) to the December 1989 Form 10-K)
10(g)    -Amended Agreement and Plan of Merger by and among The Kansas       I
          Power and Light Company, KCA Corporation, and Kansas Gas and Electric Company, dated as of October 28, 1990, as amended by Amendment No. 1 thereto, dated as of January 18, 1991. (filed as Annex A to Registration Statement No. 33-38967)
10(h)    -Deferred Compensation Plan
10(i)    -Long-term Incentive Plan
10(j)    -Short-term Incentive Plan
10(k)    -Outside Directors' Deferred Compensation Plan
12       -Computation of Ratio of Consolidated Earnings to Fixed Charges.
          (filed electronically)
16       -Letter re Change in Certifying Accountant.  (filed as Exhibit 16   I
          to the Current Report on Form 8-K dated March 8, 1993)
21       -Subsidiaries of the Registrant.  (filed as Exhibit 22 to the       I
          December 1992 Form 10-K)
23(a)    -Consent of Independent Public Accountants, Arthur Andersen
          & Co. (filed electronically)
23(b)    -Consent of Independent Public Accountants, Deloitte & Touche
          (filed electronically))
23(c)    -Consent of K&A Energy Consultants, Inc. (filed as Exhibit 24(b)    I
          to the December 1988 Form 10-K)
99(a)    -Kansas Gas and Electric Company's Annual Report on Form 10-K
          for the year ended December 31, 1993 (filed electronically)
99(b)    -Report of K&A Energy Consultants, Inc. (filed as Exhibit 28 to     I
          the December 1988 Form 10-K)

                                 WESTERN RESOURCES, INC.

                               Schedule V - Utility Plant

                          For the Year Ended December 31, 1993



                                    Balance at                              Transfers,     Balance
                                    Beginning    Additions     Retire-      Reclassi-      at End
Classification                      of Period     at Cost       ments       fication      of Period
                                                         (Thousands of Dollars)
Electric Plant:
  Steam Production. . . . . . . .  $1,367,730    $  52,064     $  7,406     $  (7,154)   $1,405,234
  Nuclear Production. . . . . . .   1,355,678       11,324          614         -         1,366,388
  Internal Combustion
    Production. . . . . . . . . .      34,273        1,374          445         -            35,202
  Transmission. . . . . . . . . .     499,775        7,082        1,296            27       505,588
  Distribution. . . . . . . . . .     809,617       43,216        4,859          (138)      847,836
  General . . . . . . . . . . . .     111,666       15,211        2,658            13       124,232
  Electric Plant Leased
    to Others . . . . . . . . . .       6,984         -            -            -             6,984
  Construction Work in Progress .      49,068       10,230         -            -            59,298
  Electric Plant Held for Future
    Use . . . . . . . . . . . . .      25,290            5          129         7,109        32,275
  Nuclear Fuel. . . . . . . . . .      59,305        6,764       19,381         -            46,688
  Plant Acquisition Adjustment. .     796,265        1,347           21       (12,089)      785,502
                                    5,115,651      148,617       36,809       (12,232)    5,215,227


Natural Gas Plant:
  Production and Gathering. . . .       9,704           24           23             5         9,710
  Underground Storage . . . . . .       5,951        9,135         -             -           15,086
  Transmission. . . . . . . . . .      97,480        6,258          967           (26)      102,745
  Distribution. . . . . . . . . .     845,332       70,694        4,712            29       911,343
  General . . . . . . . . . . . .      62,933       12,292        5,228            16        70,013
  Gas Stored Underground. . . . .       2,969         -            -             -            2,969
  Construction Work in Progress .      18,973        1,921         -             -           20,894
                                    1,043,342      100,324       10,930            24     1,132,760


Steam Heat Plant. . . . . . . . .       1,376         -            -             -            1,376
                                   $6,160,369    $ 248,941     $ 47,739    $  (12,208)   $6,349,363

                                 WESTERN RESOURCES, INC.

                               Schedule V - Utility Plant

                          For the Year Ended December 31, 1992



                                  Balance at                      Transfers,               Balance
                                  Beginning  Additions  Retire-   Reclassi-  Acquisition   at End
Classification                    of Period   at Cost    ments    fication     of KG&E    of Period
                                                       (Thousands of Dollars)
Electric Plant:
  Steam Production. . . . . . . .$  892,082  $ 10,603   $ 2,987   $  -       $  468,032  $1,367,730
  Nuclear Production. . . . . . .      -        3,505     6,660      -        1,358,833   1,355,678
  Internal Combustion
    Production. . . . . . . . . .    34,168       106         1      -             -         34,273
  Transmission. . . . . . . . . .   276,889     9,997       935       (74)      213,898     499,775
  Distribution. . . . . . . . . .   416,027    38,636     4,343        74       359,223     809,617
  General . . . . . . . . . . . .    46,075     5,578       976       (18)       61,007     111,666
  Electric Plant Leased
    to Others . . . . . . . . . .      -         -         -         -            6,984       6,984
  Construction Work in Progress .     7,697    25,630      -           (3)       15,744      49,068
  Electric Plant Held for Future
    Use . . . . . . . . . . . . .     9,832      -         -         -           15,458      25,290
  Nuclear Fuel. . . . . . . . . .      -       15,936      -          (87)       43,456      59,305
  Plant Acquisition Adjustment. .      -         -         -                    796,265     796,265
                                  1,682,770   109,991    15,902      (108)    3,338,900   5,115,651


Natural Gas Plant:
  Production and Gathering. . . .     9,711        18        12       (13)         -          9,704
  Underground Storage . . . . . .     5,632       319      -         -             -          5,951
  Transmission. . . . . . . . . .    94,388     3,542       464        14          -         97,480
  Distribution. . . . . . . . . .   687,148    70,913     5,120    92,391 (1)      -        845,332
  General . . . . . . . . . . . .    59,151     5,172     1,407        17          -         62,933
  Gas Stored Underground. . . . .     2,969      -         -         -             -          2,969
  Construction Work in Progress .     9,417     9,556      -         -             -         18,973
                                    868,416    89,520     7,003    92,409          -      1,043,342


Steam Heat Plant. . . . . . . . .     1,376      -         -         -             -          1,376
                                 $2,552,562  $199,511   $22,905   $92,301    $3,338,900  $6,160,369




(1)  Includes $92,389,000 resulting from the adoption of Statement of Financial Accounting Standards
     No. 109 relating to the GSC acquisition adjustment.

                                        WESTERN RESOURCES, INC.

                               Schedule V - Utility Plant

                          For the Year Ended December 31, 1991



                                   Balance at                              Transfers,    Balance
                                   Beginning     Additions     Retire-     Reclassi-     at End
Classification                     of Period      at Cost       ments      fication     of Period
                                                        (Thousands of Dollars)
Electric Plant:
  Steam Production. . . . . . . .  $  886,296     $  9,135     $ 3,348     $   (1)     $  892,082
  Internal Combustion
    Production. . . . . . . . . .      33,595          588          15        -            34,168
  Transmission. . . . . . . . . .     272,772        5,185         656       (412)        276,889
  Distribution. . . . . . . . . .     397,082       21,895       3,362        412         416,027
  General . . . . . . . . . . . .      43,693        2,705         327          4          46,075
  Construction Work in Progress .       4,721        2,976        -           -             7,697
  Electric Plant Held for Future
    Use . . . . . . . . . . . . .       9,832         -           -           -             9,832
                                    1,647,991       42,484       7,708          3       1,682,770


Natural Gas Plant:
  Production and Gathering. . . .       9,847           80         216        -             9,711
  Underground Storage . . . . . .       5,566            5         (61)       -             5,632
  Transmission. . . . . . . . . .      93,222        1,643         350       (127)         94,388
  Distribution. . . . . . . . . .     618,856       69,725       8,862      7,429         687,148
  General . . . . . . . . . . . .      46,455       15,223       2,792        265          59,151
  Gas Stored Underground. . . . .       2,969         -           -          -              2,969
  Construction Work in Progress .      15,481       (6,064)       -          -              9,417
                                      792,396       80,612      12,159      7,567         868,416

Steam Heat Plant. . . . . . . . .       1,376         -           -          -              1,376
                                   $2,441,763     $123,096     $19,867     $7,570      $2,552,562

                                WESTERN RESOURCES, INC.

                 Schedule VI - Accumulated Depreciation of Utility Plant

                           For the Year Ended December 31,




                                        Additions
                          Balance at    Charged to                         Acquisition    Balance
                          Beginning     Costs and   Retire-      Other          of        at End
Description               of Period     Expenses     ments    Charges(1)       KG&E      of Period
                                                   (Thousands of Dollars)
1993
Electric. . . . . . . . . $1,387,907    $134,658    $39,012    $ 1,951     $   -         $1,485,504

Natural Gas . . . . . . .    328,333      35,702     11,788       -            -            352,247

Steam Heat. . . . . . . .      1,376        -          -          -            -              1,376

                          $1,717,616    $170,360    $50,800    $ 1,951     $   -         $1,839,127


1992
Electric. . . . . . . . . $  593,311    $112,631    $16,497    $  (162)    $698,624      $1,387,907

Natural Gas . . . . . . .    231,431      32,918      6,315     70,299 (2)     -            328,333

Steam Heat. . . . . . . .      1,376        -          -          -            -              1,376

                          $  826,118    $145,549    $22,812    $70,137     $698,624      $1,717,616


1991
Electric. . . . . . . . . $  550,722    $ 53,384    $ 7,508    $(3,287)     $   -        $  593,311

Natural Gas . . . . . . .    209,481      35,912     11,477     (2,485)         -           231,431

Steam Heat. . . . . . . .      1,376        -          -          -             -             1,376

                          $  761,579    $ 89,296    $18,985    $(5,772)     $   -        $  826,118





(1)  Removal costs of assets retired less salvage value.

(2)  Includes $71,488,000 resulting from the adoption of Statement of Financial Accounting Standards
     No. 109 relating to the GSC acquisition adjustment.

                                                      SIGNATURE

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 WESTERN RESOURCES, INC.


March 18, 1994                    By          JOHN E. HAYES, JR.
                                  (John E. Hayes, Jr., Chairman of the Board,
                                   President, and Chief Executive Officer)

                                                     SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature                       Title                      Date

                             Chairman of the Board, President,
     JOHN E. HAYES, JR.        and Chief Executive Officer     March 18, 1994
    (John E. Hayes, Jr.)       (Principal Executive Officer)

                             Executive Vice President and
     S. L. KITCHEN             Chief Financial Officer         March 18, 1994
    (S. L. Kitchen)            (Principal Financial and
                               Accounting Officer)

     FRANK J. BECKER
    (Frank J. Becker)

     GENE A. BUDIG
    (Gene A. Budig)

     C. Q. CHANDLER
    (C. Q. Chandler)

     THOMAS R. CLEVENGER
    (Thomas R. Clevenger)

     JOHN C. DICUS                   Directors                 March 18, 1994
    (John C. Dicus)

     DAVID H. HUGHES
    (David H. Hughes)

     RUSSELL W. MEYER, JR.
    (Russell W. Meyer, Jr.)

     JOHN H. ROBINSON
    (John H. Robinson)

     MARJORIE I. SETTER
    (Marjorie I. Setter)

     LOUIS W. SMITH
    (Louis W. Smith)

     KENNETH J. WAGNON
    (Kenneth J. Wagnon)