Form 10-Q
period 1994-03-31
WESTERN RESOURCES INC /KS
filed 1994-05-11
CIK 54507

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.   20549


                                          FORM 10-Q

(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1994

                                             OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________


                               Commission File Number 1-3523


                                   WESTERN RESOURCES, INC.
                  (Exact Name of Registrant as Specified in Its Charter)


           KANSAS                                              48-0290150
(State or Other Jurisdiction of                                 (Employer
Incorporation or Organization)                             Identification No.)



   818 KANSAS AVENUE, TOPEKA, KANSAS                                  66612
(Address of Principal Executive Offices)                            (Zip Code)


              Registrant's Telephone Number Including Area Code (913) 575-6300


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes X                       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at May 11, 1994
Common Stock, $5.00 par value                          61,617,873

                                   WESTERN RESOURCES, INC.
                                 INDEX


                                                                      Page No.

Part I.  Financial Information

   Item 1.  Financial Statements

        Consolidated Balance Sheets                                        3

        Consolidated Statements of Income                                4 & 5

        Consolidated Statements of Cash Flows                            6 & 7

        Consolidated Statements of Capitalization                          8

        Consolidated Statements of Common Stock Equity                     9

        Notes to Consolidated Financial Statements                        10

   Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      17

Part II.  Other Information

   Item 4.  Submission of Matters to a Vote of Security Holders           21

   Item 6.  Exhibits and Reports on Form 8-K                              21

Signatures                                                                22

                                   WESTERN RESOURCES, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                   (Thousands of Dollars)
                                                               March 31,       December 31,
                                                                  1994             1993
                                                              (Unaudited)
                    ASSETS
UTILITY PLANT:
  Electric plant in service . . . . . . . . . . . . . . .      $5,134,244        $5,110,617
  Natural gas plant in service. . . . . . . . . . . . . .         703,048         1,111,866
                                                                5,837,292         6,222,483
  Less - Accumulated depreciation . . . . . . . . . . . .       1,739,474         1,821,710
                                                                4,097,818         4,400,773
  Construction work in progress . . . . . . . . . . . . .          83,879            80,192
  Nuclear fuel (net). . . . . . . . . . . . . . . . . . .          31,361            29,271
     Net utility plant. . . . . . . . . . . . . . . . . .       4,213,058         4,510,236

OTHER PROPERTY AND INVESTMENTS:
  Net non-utility investments . . . . . . . . . . . . . .          61,153            61,497
  Decommissioning trust . . . . . . . . . . . . . . . . .          14,273            13,204
  Other . . . . . . . . . . . . . . . . . . . . . . . . .          11,123            10,658
                                                                   86,549            85,359
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . .          10,515             1,217
  Accounts receivable and unbilled revenues (net) . . . .         201,377           238,137
  Fossil fuel, at average cost. . . . . . . . . . . . . .          36,400            30,934
  Gas stored underground, at average cost . . . . . . . .          10,115            51,788
  Materials and supplies, at average cost . . . . . . . .          54,024            55,156
  Prepayments and other current assets. . . . . . . . . .          44,802            34,128
                                                                  357,233           411,360
DEFERRED CHARGES AND OTHER ASSETS:
  Deferred future income taxes. . . . . . . . . . . . . .         135,485           135,991
  Deferred coal contract settlement costs . . . . . . . .          20,424            21,247
  Phase-in revenues . . . . . . . . . . . . . . . . . . .          74,564            78,950
  Corporate-owned life insurance (net). . . . . . . . . .           9,980             4,743
  Other deferred plant costs. . . . . . . . . . . . . . .          31,952            32,008
  Other . . . . . . . . . . . . . . . . . . . . . . . . .         108,599           132,154
                                                                  381,004           405,093

     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .      $5,037,844        $5,412,048

   CAPITALIZATION AND LIABILITIES

CAPITALIZATION (see statement). . . . . . . . . . . . . .      $2,985,375        $3,121,021

CURRENT LIABILITIES:
  Short-term debt . . . . . . . . . . . . . . . . . . . .         120,415           440,895
  Long-term debt due within one year. . . . . . . . . . .             500             3,204
  Accounts payable. . . . . . . . . . . . . . . . . . . .         130,860           172,338
  Accrued taxes . . . . . . . . . . . . . . . . . . . . .         188,377            46,076
  Accrued interest and dividends. . . . . . . . . . . . .          60,662            65,825
  Other . . . . . . . . . . . . . . . . . . . . . . . . .          64,151            65,492
                                                                  564,965           793,830
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes . . . . . . . . . . . . . . . . .         895,793           968,637
  Deferred investment tax credits . . . . . . . . . . . .         142,688           150,289
  Deferred gain from sale-leaseback . . . . . . . . . . .         259,571           261,981
  Other . . . . . . . . . . . . . . . . . . . . . . . . .         189,452           116,290
                                                                1,487,504         1,497,197
COMMITMENTS AND CONTINGENCIES (Notes 4, 5 and 6)
   TOTAL CAPITALIZATION AND LIABILITIES . . . . . . . . .      $5,037,844        $5,412,048


The NOTES TO CONSOLIDATED FINANCIAL STATEMENTS are an integral part of these statements.

                                   WESTERN RESOURCES, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                                   (Thousands of Dollars)
                                         (Unaudited)
                                                                     Three Months Ended
                                                                          March 31,
                                                                     1994           1993
OPERATING REVENUES:
  Electric. . . . . . . . . . . . . . . . . . . . . . . . .       $  251,497     $  251,271
  Natural gas . . . . . . . . . . . . . . . . . . . . . . .          286,875        328,310
    Total operating revenues. . . . . . . . . . . . . . . .          538,372        579,581

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .           52,640         58,402
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .            3,863          2,707
  Power purchased . . . . . . . . . . . . . . . . . . . . .            2,351          4,598
  Natural gas purchases . . . . . . . . . . . . . . . . . .          198,652        209,606
  Other operations. . . . . . . . . . . . . . . . . . . . .           77,563         85,395
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .           26,497         26,925
  Depreciation and amortization . . . . . . . . . . . . . .           39,308         40,910
  Amortization of phase-in revenues . . . . . . . . . . . .            4,386          4,386
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .           22,092         19,844
    State income. . . . . . . . . . . . . . . . . . . . . .            5,222          4,450
    General . . . . . . . . . . . . . . . . . . . . . . . .           32,016         36,408
      Total operating expenses. . . . . . . . . . . . . . .          464,590        493,631

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .           73,782         85,950

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .           (1,235)         1,469
  Gain on sale of Missouri Properties (see Note 2). . . . .           30,701           -
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .            2,367          5,703
  Income taxes (net). . . . . . . . . . . . . . . . . . . .           (8,945)        (1,266)
      Total other income and deductions . . . . . . . . . .           22,888          5,906

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .           96,670         91,856

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .           26,691         33,088
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .            4,515          4,733
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . . .             (669)          (779)
      Total interest charges. . . . . . . . . . . . . . . .           30,537         37,042

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .           66,133         54,814

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . .            3,354          3,346

EARNINGS APPLICABLE TO COMMON STOCK . . . . . . . . . . . .       $   62,779     $   51,468

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . .       61,617,873     58,045,550

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . . . . .       $     1.02     $      .89

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .       $     .495     $     .485



The NOTES TO CONSOLIDATED FINANCIAL STATEMENTS are an integral part of these statements.

                                   WESTERN RESOURCES, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                                   (Thousands of Dollars)
                                         (Unaudited)
                                                                   Twelve Months Ended
                                                                        March 31,
                                                                   1994          1993
OPERATING REVENUES:
  Electric. . . . . . . . . . . . . . . . . . . . . . . . .     $1,104,763    $1,028,595
  Natural gas . . . . . . . . . . . . . . . . . . . . . . .        763,387       733,614
    Total operating revenues. . . . . . . . . . . . . . . .      1,868,150     1,762,209

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .        231,291       216,416
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .         14,431        12,833
  Power purchased . . . . . . . . . . . . . . . . . . . . .         14,149        17,497
  Natural gas purchases . . . . . . . . . . . . . . . . . .        489,235       439,817
  Other operations. . . . . . . . . . . . . . . . . . . . .        341,328       332,847
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .        117,415       113,814
  Depreciation and amortization . . . . . . . . . . . . . .        162,762       161,964
  Amortization of phase-in revenues . . . . . . . . . . . .         17,545        17,544
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .         64,668        42,726
    State income. . . . . . . . . . . . . . . . . . . . . .         16,330         9,126
    General . . . . . . . . . . . . . . . . . . . . . . . .        119,101       115,190
      Total operating expenses. . . . . . . . . . . . . . .      1,588,255     1,479,774

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .        279,895       282,435

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .          5,137        10,777
  Gain on sale of Missouri Properties (see Note 2). . . . .         30,701          -
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .         15,082        24,660
  Income taxes (net). . . . . . . . . . . . . . . . . . . .         (8,456)       (5,326)
      Total other income and deductions . . . . . . . . . .         42,464        30,111

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .        322,359       312,546

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .        117,154       138,023
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         19,037        22,480
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . . .         (2,521)       (2,671)
      Total interest charges. . . . . . . . . . . . . . . .        133,670       157,832

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .        188,689       154,714

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . .         13,514        13,585

EARNINGS APPLICABLE TO COMMON STOCK . . . . . . . . . . . .     $  175,175    $  141,129

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . .     60,174,937    58,045,550

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . . . . .     $     2.91    $     2.43

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .     $     1.95    $     1.91



The NOTES TO CONSOLIDATED FINANCIAL STATEMENTS are an integral part of these statements.

                                   WESTERN RESOURCES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands of Dollars)
                                         (Unaudited)
                                                                     Three Months Ended
                                                                          March 31,
                                                                    1994            1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .     $    66,133     $   54,814
  Depreciation and amortization . . . . . . . . . . . . . .          39,308         40,910
  Other amortization (including nuclear fuel) . . . . . . .           2,806          1,876
  Gain on sale of utility plant (net of tax). . . . . . . .         (19,296)          -
  Deferred taxes and investment tax credits (net) . . . . .         (62,412)         8,072
  Amortization of phase-in revenues . . . . . . . . . . . .           4,386          4,386
  Corporate-owned life insurance. . . . . . . . . . . . . .          (4,519)        (4,154)
  Amortization of gain from sale-leaseback. . . . . . . . .          (2,410)        (2,410)
  Changes in working capital items (net of effects from
      the sale of the Missouri Properties):
    Accounts receivable and unbilled revenues (net) . . . .         (57,247)       (26,445)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .          (5,466)        10,520
    Gas stored underground. . . . . . . . . . . . . . . . .          29,705          2,674
    Accounts payable  . . . . . . . . . . . . . . . . . . .         (41,438)       (53,881)
    Accrued taxes . . . . . . . . . . . . . . . . . . . . .         122,167         41,691
    Other . . . . . . . . . . . . . . . . . . . . . . . . .          (7,218)       (13,156)
  Changes in other assets and liabilities . . . . . . . . .         111,629        (19,896)
      Net cash flows from operating activities. . . . . . .         176,128         45,001

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . .          44,506         42,067
  Sale of utility plant . . . . . . . . . . . . . . . . . .        (402,076)          -
  Non-utility investments . . . . . . . . . . . . . . . . .             668          7,520
  Corporate-owned life insurance policies . . . . . . . . .             281            427
      Net cash flows (from) used in investing activities. .        (356,621)        50,014

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . .        (320,480)       103,475
  Bank term loan retired. . . . . . . . . . . . . . . . . .            -          (230,000)
  Bonds issued. . . . . . . . . . . . . . . . . . . . . . .         113,982         58,500
  Bonds retired . . . . . . . . . . . . . . . . . . . . . .        (101,466)       (58,500)
  Revolving credit agreement (net). . . . . . . . . . . . .        (115,000)       210,000
  Other long-term debt (net). . . . . . . . . . . . . . . .         (67,893)       (46,870)
  Borrowings against life insurance policies (net). . . . .             645            621
  Dividends on preferred, preference and common stock . . .         (33,239)       (30,981)
      Net cash flows (used in) from financing activities. .        (523,451)         6,245

INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . .           9,298          1,232

CASH AND CASH EQUIVALENTS:
  BEGINNING OF THE PERIOD . . . . . . . . . . . . . . . . .           1,217            875
  END OF THE PERIOD . . . . . . . . . . . . . . . . . . . .     $    10,515     $    2,107

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized). . . . . . . . . . . . . . . . . . . . . .     $    31,979     $   40,969
  Income taxes. . . . . . . . . . . . . . . . . . . . . . .            -              -

The NOTES TO CONSOLIDATED FINANCIAL STATEMENTS are an integral part of these statements.

                                   WESTERN RESOURCES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands of Dollars)
                                         (Unaudited)
                                                                    Twelve Months Ended
                                                                         March 31,
                                                                    1994            1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .   $  188,689      $  154,714
  Depreciation and amortization . . . . . . . . . . . . . . .      162,762         161,964
  Other amortization (including nuclear fuel) . . . . . . . .       12,184          10,805
  Gain on sale of utility plant (net of tax). . . . . . . . .      (19,296)           -
  Deferred taxes and investment tax credits (net) . . . . . .      (42,798)         43,295
  Amortization of phase-in revenues . . . . . . . . . . . . .       17,545          17,544
  Corporate-owned life insurance. . . . . . . . . . . . . . .      (22,015)        (18,858)
  Amortization of gain from sale-leaseback. . . . . . . . . .       (9,640)         (9,641)
  Changes in working capital items (net of effects from
      the sale of the Missouri Properties):
    Accounts receivable and unbilled revenues (net) . . . . .      (46,338)        (75,699)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .        2,087          21,312
    Gas stored underground. . . . . . . . . . . . . . . . . .      (10,113)          1,305
    Accounts payable. . . . . . . . . . . . . . . . . . . . .      (30,726)         20,035
    Accrued taxes . . . . . . . . . . . . . . . . . . . . . .       87,961         (19,382)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .        2,773           8,361
  Changes in other assets and liabilities . . . . . . . . . .      112,956         (77,080)
      Net cash flows from operating activities  . . . . . . .      406,031         238,675

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .      240,070         219,101
  Utility investment. . . . . . . . . . . . . . . . . . . . .        2,500            -
  Sale of utility plant . . . . . . . . . . . . . . . . . . .     (402,076)           -
  Non-utility investments . . . . . . . . . . . . . . . . . .        7,419          31,669
  Corporate-owned life insurance policies . . . . . . . . . .       27,119          20,663
  Death proceeds of corporate-owned life insurance policies .      (10,157)         (6,792)
      Net cash flows (from) used in investing activities. . .     (135,125)        264,641

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .     (205,285)        157,300
  Bank term loan retired. . . . . . . . . . . . . . . . . . .         -           (480,000)
  Bonds issued. . . . . . . . . . . . . . . . . . . . . . . .      278,982         486,208
  Bonds retired . . . . . . . . . . . . . . . . . . . . . . .     (409,432)       (295,466)
  Revolving credit agreement (net). . . . . . . . . . . . . .     (360,000)        210,000
  Other long-term debt (net). . . . . . . . . . . . . . . . .      (13,980)         24,920
  Common stock issued (net) . . . . . . . . . . . . . . . . .      125,991            -
  Preference stock issued (net) . . . . . . . . . . . . . . .         -             50,000
  Preference stock redeemed . . . . . . . . . . . . . . . . .       (2,734)         (2,600)
  Borrowings against life insurance policies (net). . . . . .      183,284          (5,028)
  Dividends on preferred, preference and common stock . . . .     (129,574)       (124,453)
      Net cash flows (used in) from financing activities. . .     (532,748)         20,881

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . .        8,408          (5,085)

CASH AND CASH EQUIVALENTS:
  BEGINNING OF THE PERIOD . . . . . . . . . . . . . . . . . .        2,107           7,192
  END OF THE PERIOD . . . . . . . . . . . . . . . . . . . . .   $   10,515      $    2,107

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized). . . . . . . . . . . . . . . . . . . . . . .   $  162,744      $  151,752
  Income taxes. . . . . . . . . . . . . . . . . . . . . . . .       49,108          24,953

The NOTES TO CONSOLIDATED FINANCIAL STATEMENTS are an integral part of these statements.

                                   WESTERN RESOURCES, INC.
                         CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                   (Thousands of Dollars)

                                                         March 31,       December 31,
                                                           1994              1993
                                                        (Unaudited)
COMMON STOCK EQUITY (see statement):
  Common stock, par value $5 per share,
    authorized 85,000,000 shares, outstanding
    61,617,873 shares. . . . . . . . . . . . . . . .    $  308,089        $  308,089
  Paid-in capital. . . . . . . . . . . . . . . . . .       667,514           667,738
  Retained earnings. . . . . . . . . . . . . . . . .       478,627           446,348
                                                         1,454,230 49%     1,422,175  45%

CUMULATIVE PREFERRED AND PREFERENCE STOCK:
  Not subject to mandatory redemption,
    Par value $100 per share, authorized
      600,000 shares, outstanding -
         4 1/2% Series, 138,576 shares . . . . . . .        13,858            13,858
         4 1/4% Series, 60,000 shares. . . . . . . .         6,000             6,000
         5% Series, 50,000 shares. . . . . . . . . .         5,000             5,000
                                                            24,858            24,858
  Subject to mandatory redemption,
    Without par value, $100 stated value,
      authorized 4,000,000 shares,
      outstanding -
         7.58% Series, 500,000 shares. . . . . . . .        50,000            50,000
         8.50% Series, 1,000,000 shares. . . . . . .       100,000           100,000
                                                           150,000           150,000
                                                           174,858   6%      174,858   6%

LONG-TERM DEBT:
  First mortgage bonds . . . . . . . . . . . . . . .       841,000           842,466
  Pollution control bonds. . . . . . . . . . . . . .       522,422           508,440
  Other pollution control obligations. . . . . . . .          -               13,980
  Revolving credit agreement . . . . . . . . . . . .          -              115,000
  Other long-term agreement. . . . . . . . . . . . .          -               53,913
  Less:
    Unamortized premium and discount (net) . . . . .         6,635             6,607
    Long-term debt due within one year . . . . . . .           500             3,204
                                                         1,356,287  45%    1,523,988  49%
TOTAL CAPITALIZATION . . . . . . . . . . . . . . . .    $2,985,375 100%   $3,121,021 100%


The NOTES TO CONSOLIDATED FINANCIAL STATEMENTS are an integral part of these statements.

                                   WESTERN RESOURCES, INC.
                       CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY
                                   (Thousands of Dollars)
                                        (Unaudited)

                                                         Common       Paid-in      Retained
                                                          Stock       Capital      Earnings

BALANCE DECEMBER 31, 1992, 58,045,550 shares. . . . .   $290,228      $559,636     $398,503

Net income. . . . . . . . . . . . . . . . . . . . . .                                54,814

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                                (3,346)
  Common stock, $0.485 per share  . . . . . . . . . .                               (28,152)

Expenses on preference stock. . . . . . . . . . . .                       (487)




BALANCE MARCH 31, 1993, 58,045,550 shares . . . . . .    290,228       559,149      421,819

Net income. . . . . . . . . . . . . . . . . . . . . .                               122,556

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                               (10,160)
  Common stock, $1.455 per share. . . . . . . . . . .                               (87,867)

Expenses on common and preference stock . . . . . .                     (2,966)

Issuance of 3,572,323 shares of common stock. . . . .     17,861       111,555



BALANCE DECEMBER 31, 1993, 61,617,873 shares  . . . .    308,089       667,738      446,348

Net income. . . . . . . . . . . . . . . . . . . . . .                                66,133

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                                (3,354)
  Common stock, $0.495 per share. . . . . . . . . . .                               (30,500)

Expenses on common stock. . . . . . . . . . . . . .                       (224)



BALANCE MARCH 31, 1994, 61,617,873 shares . . . . . .   $308,089      $667,514     $478,627


The NOTES TO CONSOLIDATED FINANCIAL STATEMENTS are an integral part of these statements.

                                   WESTERN RESOURCES, INC.
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)


1.  ACCOUNTING POLICIES AND OTHER INFORMATION

      General. The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries, Astra Resources, Inc., Kansas Gas and Electric Company (KG&E), and KPL Funding Corporation. KG&E owns 47% of the Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for the Wolf Creek Generating Station (Wolf Creek). The Company records its proportionate share of all transactions of WCNOC as it does other jointly-owned facilities. All significant intercompany transactions have been eliminated. The Company is doing business as KPL, Gas Service, and through its wholly-owned subsidiary, KG&E.

      The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1994, and December 31, 1993, and the results of its operations for the three and twelve month periods ended March 31, 1994 and 1993. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Annual Report on Form 10-K and the KG&E Annual Report on Form 10-K incorporated by reference in the Company's 1993 Annual Report on Form 10-K.

      The accounting policies of the Company are in accordance with generally accepted accounting principles as applied to regulated public utilities. The accounting and rates of the Company are subject to requirements of the Kansas Corporation Commission (KCC) and the Federal Energy Regulatory Commission.

      Cash Surrender Value of Life Insurance Contracts. The following amounts related to corporate-owned life insurance (COLI) contracts, primarily with one highly rated major insurance company, are recorded on the balance sheets (millions of dollars):
                                             March 31,     December 31,
                                               1994            1993

      Cash surrender value of contracts        $360.5          $326.3
      Prepaid COLI                               28.4            11.9
      Borrowings against contracts             (350.6)         (321.5)
           COLI (net)                          $ 38.3          $ 16.7

      Consolidated Statements of Cash Flows. For purposes of the consolidated statements of cash flows, the Company considers highly liquid collateralized debt instruments purchased with a maturity of three months or less to be cash equivalents.

      Reclassifications. Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.

2.  SALE OF MISSOURI NATURAL GAS DISTRIBUTION PROPERTIES

      On January 31, 1994, the Company sold substantially all of its Missouri natural gas distribution properties and operations to Southern Union Company (Southern Union). The Company sold the remaining Missouri properties to United Cities Gas Company (United Cities) on February 28, 1994. The properties sold to Southern Union and United Cities are referred to herein as the "Missouri Properties." With the sales, the Company is no longer operating as a utility in the State of Missouri.

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

      The Company recognized a gain of approximately $19.3 million, net of tax, on the sale of the Missouri Properties. This gain is reflected in other income and deductions on the consolidated income statement.

      The operating revenues and operating income (unaudited) for the first quarter of 1994, related to the Missouri Properties, approximated $77 million and $6 million representing approximately 14 percent and eight percent, respectively, of the Company's total. This compares to $141 million and $12 million representing approximately 24 percent and 14 percent, respectively, of the Company's total for the first quarter of 1993. The first quarter of 1994 only included revenues and operating income (unaudited) related to the Missouri Properties for a portion of the quarter compared to a full quarter in 1993. Net utility plant (unaudited) for the Missouri Properties, at December 31, 1993, approximated $296 million. This represents approximately seven percent at December 31, 1993, of the total Company net utility plant.
Separate audited financial information was not kept by the Company for the Missouri Properties. This unaudited financial information is based on assumptions and allocations of expenses of the Company as a whole.


3.  SHORT-TERM DEBT

      The Company's short-term financing requirements are satisfied through the sale of commercial paper, short-term bank loans and borrowings under unsecured lines of credit maintained with banks. At March 31, 1994, the Company had bank credit arrangements available of $145 million.


4.  COMMITMENTS AND CONTINGENCIES

      As a part of its ongoing operations and construction program, the Company had commitments under purchase orders and contracts which had an unexpended balance of approximately $86 million at December 31, 1993. Approximately $36 million was attributable to modifications to upgrade the three turbines at Jeffrey Energy Center to be completed by December 31, 1998.

      Spent Nuclear Fuel Disposal. Under the Nuclear Waste Policy Act of 1982, the U.S. Department of Energy (DOE) is responsible for the ultimate storage and disposal of spent nuclear fuel removed from nuclear reactors. Under a contract with the DOE for disposal of spent nuclear fuel, the Company pays a quarterly fee to DOE of one mill per kilowatthour on net nuclear generation. These fees are included as part of nuclear fuel expense.

      Decommissioning. In 1988 the Company estimated that it would expend approximately $725 million for its share of Wolf Creek decommissioning costs primarily during the period from 2025 through 2031. Such costs, estimated to be approximately $97 million in 1988 dollars, are currently authorized in rates. These costs were calculated using an assumed inflation rate of 5.15% over the remaining service life, in 1988, of 37 years.

      Decommissioning costs, calculated in the 1988 estimate, are being charged to operating expenses. Amounts so expensed ($3.5 million in 1993 increasing annually to $5.5 million in 2024) and earnings on trust fund assets are deposited in an external trust fund which, when fully funded (assuming a return on trust assets of 7%) will be used solely for the physical decommissioning of Wolf Creek (immediate dismantlement method). Electric rates charged to customers provide for recovery of these decommissioning costs over the life of Wolf Creek.

      The Company's investment in the decommissioning fund, including reinvested earnings was $14.3 and $13.2 million at March 31, 1994, and December 31, 1993, respectively. These amounts are reflected in other property and investments, decommissioning trust, and the related liability is included in deferred credits and other liabilities, other, on the consolidated balance sheets.

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

      Nuclear Insurance. The Price-Anderson Act limits the combined public liability of the owners of nuclear power plants to $9.3 billion for a single nuclear incident. The Wolf Creek owners (Owners) have purchased the maximum available private insurance of $200 million and the balance is provided by an assessment plan mandated by the NRC. Under this plan, the Owners are jointly and severally subject to a retrospective assessment of up to $79.3 million ($37.3 million, Company's share) in the event there is a nuclear incident involving any of the nation's licensed reactors. This assessment is subject to an inflation adjustment based on the Consumer Price Index. There is a limitation of $10 million ($4.7 million, Company's share) in retrospective assessments per incident per year.

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

      Clean Air Act. The Clean Air Act Amendments of 1990 (the Act) require a two-phase reduction in sulfur dioxide and oxides of nitrogen (NOx) emissions effective in 1995 and 2000 and a probable reduction in toxic emissions. To meet the monitoring and reporting requirements under the acid rain program, the Company is installing continuous monitoring and reporting equipment at a total cost of approximately $10 million. At December 31, 1993, the Company had completed approximately $4 million of these capital expenditures with the remaining $6 million of capital expenditures to be completed in 1994 and 1995. The Company does not expect additional equipment to reduce sulfur emissions to be necessary under Phase II. The Company currently has no Phase I affected units.

      The NOx and toxic limits, which were not set in the law, will be specified in future EPA regulations. The EPA has issued for public comment preliminary NOx regulations for Phase I group 1 units. NOx regulations for Phase II units and Phase I group 2 units are mandated in the Act to be promulgated by January 1, 1997. Although the Company has no Phase I units, the final NOx regulations for Phase I group 1 may allow for early compliance for Phase II group 1 units. Until such time as the Phase I group 1 NOx regulations are final, the Company will be unable to determine its compliance options or related compliance costs.

      Fuel Commitments. To supply a portion of the fuel requirements for its generating plants, the Company has entered into various commitments to obtain nuclear fuel, coal, and natural gas. Some of these contracts contain provisions for price escalation and minimum purchase commitments. At December 31, 1993, WCNOC's nuclear fuel commitments (Company's share) were approximately $18.0 million for uranium concentrates expiring at various times through 1997, $123.6 million for enrichment expiring at various times through 2014, and $45.5 million for fabrication through 2012. At December 31, 1993, the Company's coal and natural gas contract commitments in 1993 dollars under the remaining term of the contracts were $2.8 billion and $20.4 million, respectively. The largest coal contract was renegotiated early in 1993 and expires in 2020 with the remaining coal contracts expiring at various times through 2013. The majority of natural gas contracts continue through 1995 with automatic one-year extension provisions. In the normal course of business, additional commitments and spot market purchases will be made to obtain adequate fuel supplies.

      Environmental. The Company has been associated with 20 former manufactured gas sites which may contain coal tar and other potentially harmful materials. These sites were operated decades ago by other companies, and were acquired by the Company after they had ceased operation. The Environmental Protection Agency (EPA) has performed preliminary assessments of seven of these sites (EPA sites), four of which are under site investigation. The Company has not received any indication from the EPA that further action will be taken at the EPA sites, nor does the Company have reason to believe there will be any fines or penalties related to these sites. The Company and the Kansas Department of Health and Environment entered into a consent agreement to conduct separate preliminary assessments of these sites. The preliminary assessments of these sites have been completed at a total cost of approximately $500,000. The Company has initiated site investigation and risk assessment of the highest priority site and anticipates a total cost for site investigations of approximately $500,000 to $700,000 in 1994. Until such time that risk assessments are completed at this or the remaining sites, it will be impossible to predict the cost of remediation. However, the Company is aware of other utilities in Region VII of the EPA (Kansas, Missouri, Nebraska, and Iowa) which have incurred remediation costs for such sites ranging between $500,000 and $10 million, depending on the site. The Company is also aware that the KCC has permitted another Kansas utility to recover a portion of the remediation costs through rates. To the extent that such remediation costs are not recovered through rates, the costs could be material to the Company's financial position or results of operations depending on the degree of remediation and number of years over which the remediation must be completed.

      The Company has been identified as one of numerous potentially responsible parties in five hazardous waste sites listed by the EPA as Superfund sites. One site is a groundwater contamination site in Wichita, Kansas, and two are oil soil contamination sites in Missouri. The other two sites are solid waste land-fills located in Edwardsville and Hutchinson, Kansas. The Company's obligation at these sites appears to be limited, and it is the opinion of the Company's management that the resolution of these matters will not have a material impact on the financial position of the Company or results of operations.

      As part of the sale of the Company's Missouri Properties to Southern Union, Southern Union assumed responsibility under an agreement for any environmental matters pending at the date of the sale or that may arise after closing. For any environmental matters pending or discovered within two years of the date of the agreement, and after pursuing several other potential recovery options, the Company may be liable for up to a maximum of $7.5 million under a sharing arrangement with Southern Union provided for in the agreement.

      For more information with respect to Commitments and Contingencies, see
Note 4, COMMITMENTS AND CONTINGENCIES of the Company's 1993 Annual Report on Form 10-K.


5.  LEGAL PROCEEDINGS

     For information with respect to Legal Proceedings see Note 15, LEGAL PROCEEDINGS of the Company's 1993 Annual Report on Form 10-K.


6.  RATE MATTERS AND REGULATION

      Gas Transportation Charges. On September 12, 1991, the KCC authorized the Company to begin recovering, through the Purchase Gas Adjustment (PGA), deferred supplier gas transportation costs of $9.9 million incurred through December 31, 1990, based on a three-year amortization schedule. On December 30, 1991, the KCC authorized the Company to recover deferred transportation costs of approximately $2.8 million incurred subsequent to December 31, 1990 through the PGA over a 32-month period. At March 31, 1994, approximately $3.2 million of these deferrals remain in other deferred charges on the consolidated balance sheet.

      KCC Rate Proceedings. On January 24, 1992, the KCC issued an order allowing the Company to continue the deferral of service line replacement program costs incurred since January 1, 1992, including depreciation, property taxes, and carrying costs for recovery in the next general rate case. At March 31, 1994, approximately $3.7 million of these deferrals have been included in other deferred charges on the consolidated balance sheet.

      On December 30, 1991, the KCC approved a permanent natural gas rate increase of $39 million annually and the Company discontinued the deferral of accelerated line survey costs on January 1, 1992. Approximately $7.0 million of deferred costs remain in other deferred charges on the consolidated balance sheet at March 31, 1994, with the balance being included in rates and amortized to expense during a 43-month period, commencing January 1, 1992.

      For additional information with respect to Rate Matters and Regulation see Note 5, RATE MATTERS AND REGULATION of the Company's 1993 Annual Report on Form 10-K.


7.  INCOME TAXES

      Total income tax expense included in the Consolidated Statements of Income reflects the Federal statutory rate of 35% since January 1, 1993 and 34% for all prior periods. The Federal statutory rate produces effective income tax rates of 35.6% and 31.9% for the three month periods, and 34.7% and 27.5% for the twelve month periods ended March 31, 1994 and 1993, respectively. The effective income tax rates vary from the Federal statutory rate due to permanent differences, including the amortization of investment tax credits, and accelerated amortization of certain deferred income taxes.


8.  EMPLOYEE BENEFIT PLANS

      The Company adopted Statement of Financial Accounting Standards No. 112 (SFAS 112), which established accounting and reporting standards for postemployment benefits. The new statement requires the Company to recognize the liability to provide postemployment benefits when the liability has been incurred. To mitigate the impact adopting SFAS 112 will have on rate increases, the Company has received an order from the KCC permitting the initial deferral of SFAS 112 transition costs and expenses and its inclusion in the future computation of cost of service net of an income stream generated from corporate-owned life insurance. At March 31, 1994, the Company's SFAS 112 liability recorded on the consolidated balance sheet was approximately $8.6 million.

      At December 31, 1993, the Company's total Statement of Financial Accounting Standards No. 106 (SFAS 106) obligation was approximately $166.5 million and the 1993 SFAS 106 expense was approximately $26.5 million for 1993. To mitigate the impact SFAS 106 expense will have on rate increases, the Company will include in the future computation of cost of service the actual SFAS 106 expense and an income stream generated from corporate-owned life insurance (COLI). The extent SFAS 106 expense exceeds income from the COLI program, this excess is being deferred to be offset by income generated through the deferral period by the COLI program. With the sale of the Missouri Properties, the Company's SFAS 106 obligation at December 31, 1993 would have been lower by approximately $40.1 million and the 1993 expense would have been $5.3 million lower.

                                   WESTERN RESOURCES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with MANAGEMENT'S DISCUSSION AND ANALYSIS of the Company's 1993 Annual Report on Form 10-K.

      The following updates the information provided in the 1993 Annual Report on Form 10-K and analyzes the changes in the results of operations between the three and twelve month periods ended March 31, 1994, and comparable periods of 1993.

FINANCIAL CONDITION

      General. The Company earned $1.02 per share of common stock for the first quarter of 1994, an increase of $0.13 per share from the first quarter of 1993. There were 61,617,873 and 58,045,550 shares outstanding for the first quarter of 1994 compared to 1993, respectively. Net income for the first quarter of 1994 was $66 million compared with net income of $55 million for the same period of 1993. The increase in net income is attributable to the gain on the sale of the Missouri Properties (see Note 2).

      Operating revenues were $538 million and $580 million for the quarters ended March 31, 1994 and 1993, respectively. The decrease in revenues is primarily a result of the sale of the Missouri Properties (see Note 2).

      The quarterly dividend rate is $0.495 per share, for an indicated annual rate of $1.98 per share. The book value per share was $23.60 at March 31, 1994, up from $23.08 at December 31, 1993.

      Liquidity and Capital Resources. The Company's short-term debt balance at March 31, 1994, decreased approximately $320 million from December 31, 1993, primarily as a result of the receipt of the proceeds from the sale of the Missouri Properties and KG&E's issuance, on January 20, 1994, of $100 million of First Mortgage Bonds, 6.20% Series due January 15, 2006.

      On January 31, 1994, the Company redeemed the remaining $2,466,000 principal amount of Gas Service Company 8 1/2% Series First Mortgage Bonds due 1997.

      On February 17, 1994, KG&E refinanced the City of La Cygne, Kansas, 5 3/4% Pollution Control Revenue Refunding Bonds Series 1973, $13,980,000 principal amount, with 5.10% Pollution Control Revenue Refunding Bonds Series 1994, $13,982,500 principal amount.

      On March 4, 1994, the Company retired the following First Mortgage Bonds:
$19 million of 7 5/8% Series due April 1, 1999, $30 million of 8 1/8% Series due June 1, 2007, and $50 million of 8 5/8% Series due March 1, 2017.

      On April 28, 1994, two series of Market-Adjusted Tax Exempt Bonds totalling $75.5 million were sold on behalf of the Company at a rate of 2.95% for the initial auction period. The net proceeds from the new issues, together with available cash, were used to refund two series of pollution control bonds totalling $75.5 million bearing interest rates of 5.9% and 6.75%.

      Also on April 28, 1994, three series of Market-Adjusted Tax Exempt Bonds totalling $46.4 million were sold on behalf of KG&E at a rate of 2.95% for the initial auction period. The net proceeds from the new issues, together with available cash, were used to refund three series of pollution control bonds totalling $46.4 million bearing interest rates between 5 7/8% and 6.8%.


OPERATING RESULTS

      Revenues. The Company's revenues vary with levels of usage as a result of changing weather conditions during comparable periods and are sensitive to seasonal fluctuations between consecutive periods. Future electric and natural gas sales will continue to be affected by weather conditions, competing fuel sources, wholesale demand, and the overall economy of the Company's service area.
      The following table reflects changes in electric sales for the three and twelve months ended March 31, 1994, from the comparable period of 1993.

      Changes in electric sales volumes (decrease):

                                                 3 Months     12 Months
                                                   ended        ended
                 Residential                       (7.6)%         7.6%
                 Commercial                         6.8 %         5.4%
                 Industrial                        (2.7)%         1.0%
                 Total retail sales                (1.4)%         4.5%

                 Wholesale                         34.3 %        35.9%
                 Total electric sales               5.7 %        10.6%

      Electric revenues increased slightly for the quarter ended March 31, 1994 compared to the same period of 1993. Residential sales were lower for the quarter as a result of milder weather compared to the first quarter of 1993. This decrease was offset by increases in commercial and wholesale sales. The increase in wholesale revenue is a result of increased interchange sales to other utilities.

      Electric revenues increased seven percent for the twelve months ended March 31, 1994 compared to the same period of 1993. This increase is primarily attributable to increased sales for air conditioning load as a result of the return to near normal summer temperatures in the summer of 1993. For the twelve months ended March 31, 1993, the Company experienced reduced retail electric sales for air conditioning load as a result of the abnormally mild summer temperatures in 1992. Also contributing to the increase in revenues is an increase in wholesale revenues as a result of other utilities' need for power to meet peak demand periods while those utilities' units were out of service due to the 1993 summer flooding.

      The following table reflects changes in natural gas sales for the three and twelve months ended March 31, 1994, from the comparable period of 1993.

      Changes in natural gas sales volumes (decrease):

                                                 3 Months      12 Months
                                                   ended         ended
                 Residential                      (26.8)%        (8.4)%
                 Commercial                       (31.5)%       (12.9)%
                 Industrial                       (61.1)%       (53.2)%
                 Transportation                   (23.8)%        (2.6)%
                 Total deliveries                 (27.5)%        (8.0)%

      Natural gas revenues decreased 13 percent for the quarter ended March, 31, 1994, compared to the same period of 1993. This decrease occurred as a result of the loss of revenue with the sale of the Missouri Properties (see
Note 2). Also contributing to the decrease were lower natural gas sales for space heating as a result of the milder winter temperatures in 1994.
Partially offsetting the decrease was a significantly higher unit gas cost being recovered from customers through Purchased Gas Adjustment clauses (PGA).

      Natural gas revenues increased four percent for the twelve months ended March 31, 1994, compared to the same period of 1993. The increase in revenues is attributable to a higher unit cost of gas passed on to customers through the PGA. Partially offsetting this increase was the loss of revenue related to the sale of the Missouri Properties.

      Operating Expenses. Total operating expenses decreased six percent for the quarter ended March 31, 1994, compared to the same period of 1993. This decrease is primarily the result of the sale of the Missouri Properties (see
Note 2). Also contributing to the decrease were lower fuel costs and purchased power expenses as a result of the full availability of Wolf Creek during the first quarter of 1994. Beginning March 5, 1993, Wolf Creek was taken off-line for approximately 73 days for refueling and maintenance.

      Partially offsetting these decreases was higher income tax expense. Effective December 31, 1993, KG&E had fully amortized its deferred income tax reserves related to the allowance for borrowed funds used during construction capitalized for Wolf Creek. The loss of the amortization of these deferred income tax reserves reduced net income by approximately $3 million in the first quarter of 1994.

      Total operating expenses increased seven percent for the twelve months ended March 31, 1994. The increase is primarily the result of increased fuel used for generation expenses and increased natural gas purchased expense. The increase in fuel used for generation is a result of increased electric sales in the summer of 1993, while the increase in natural gas purchases resulted from a higher unit cost of gas passed on to customers through the PGA. Also contributing to increased total operating expense was higher income tax expense as a result of higher net income and the loss of the KG&E accelerated amortization of deferred income tax reserves.

      Other Income and Deductions. Other income and deductions, net of taxes, was significantly higher for the three and twelve months ended March 31, 1994 compared to 1993 due to the recognizing of the gain on the sale of the Missouri Properties of approximately $19.3 million, net of tax, (see Note 2). The increase for the twelve months ended March 31, 1994, was partially offset by the positive impact, for the twelve months ended March 31, 1993, of KG&E's recovery of $4.3 million of a previously written-off investment recorded in the second quarter of 1992.

      Interest Charges and Preferred and Preference Dividend Requirements. Total interest charges decreased significantly for the three and twelve months ended March 31, 1994, from the comparable periods in 1993, as a result of lower debt balances and the refinancing of higher cost debt.

                                   WESTERN RESOURCES, INC.
                                 Part II  Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

      The Company's Annual Meeting of shareholders was held on May 3, 1994. At the meeting the shareholders, representing 51,503,387 shares either in person or by proxy, voted to:

      (a)  Elect the following directors to serve a term of three years:

                                               Votes
                                         For        Against
           John C. Dicus               50,876,827    626,560
           John E. Hayes, Jr.          51,069,099    434,288
           Russell W. Meyer, Jr.       51,118,132    385,255
           Louis W. Smith              50,877,358    626,029

         (b)  Approve certain amendments to the Company's Articles of
              Incorporation:

              - Modifying certain definitions and eliminating references to the merger with Kansas Electric Power Company, 49,989,685 votes for, 574,522 votes against, 939,180 votes abstained or were broker nonvotes;
              - Pertaining to the purposes of the Corporation, notice of amendments of the By-Laws, and changes in the size of the Board, 40,725,271 votes for, 2,268,495 votes against, 8,509,621 votes abstained or were broker nonvotes;
              - Pertaining to nominations of persons for Directors and business to be conducted at the meetings of Shareholders, 37,921,350 votes for, 5,694,649 votes against, 7,887,388 votes abstained or were broker nonvotes.


Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits:

         Exhibit 99 -      Kansas Gas and Electric Company's Quarterly Report on
                           Form 10-Q for the quarter ended March 31, 1994 (filed electronically)

    (b) Reports on Form 8-K:

         None

                                         SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Western Resources, Inc.



Date          May 11, 1994           By              S. L. Kitchen
                                       S. L. Kitchen, Executive Vice President
                                             and Chief Financial Officer



Date          May 11, 1994           By            Jerry D. Courington
                                                 Jerry D. Courington,
                                                     Controller