Form 10-Q
period 1994-06-30
WESTERN RESOURCES INC /KS
filed 1994-08-11
CIK 54507

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.   20549


                                          FORM 10-Q

(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1994

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

            Class                             Outstanding at August 11, 1994
Common Stock, $5.00 par value                           61,617,873

                                   WESTERN RESOURCES, INC.
                                           INDEX


                                                                      Page No.

Part I.  Financial Information

   Item 1.  Financial Statements

        Consolidated Balance Sheets                                        3

        Consolidated Statements of Income                                4 - 6

        Consolidated Statements of Cash Flows                            7 - 8

        Consolidated Statements of Capitalization                          9

        Consolidated Statements of Common Stock Equity                    10

        Notes to Consolidated Financial Statements                        11

   Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      19

Part II.  Other Information

   Item 5.  Other Information                                             24

   Item 6.  Exhibits and Reports on Form 8-K                              24

Signatures                                                                25

                                   WESTERN RESOURCES, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                   (Thousands of Dollars)
                                                                June 30,       December 31,
                                                                  1994             1993
                                                              (Unaudited)
                    ASSETS
UTILITY PLANT:
  Electric plant in service . . . . . . . . . . . . . . .      $5,171,104        $5,110,617
  Natural gas plant in service. . . . . . . . . . . . . .         713,732         1,111,866
                                                                5,884,836         6,222,483
  Less - Accumulated depreciation . . . . . . . . . . . .       1,775,159         1,821,710
                                                                4,109,677         4,400,773
  Construction work in progress . . . . . . . . . . . . .          83,457            80,192
  Nuclear fuel (net). . . . . . . . . . . . . . . . . . .          39,173            29,271
     Net utility plant. . . . . . . . . . . . . . . . . .       4,232,307         4,510,236

OTHER PROPERTY AND INVESTMENTS:
  Net non-utility investments . . . . . . . . . . . . . .          64,376            61,497
  Decommissioning trust . . . . . . . . . . . . . . . . .          15,077            13,204
  Other . . . . . . . . . . . . . . . . . . . . . . . . .          11,663            10,658
                                                                   91,116            85,359
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . .           1,689             1,217
  Accounts receivable and unbilled revenues (net) . . . .         182,918           238,137
  Fossil fuel, at average cost. . . . . . . . . . . . . .          40,225            30,934
  Gas stored underground, at average cost . . . . . . . .          28,966            51,788
  Materials and supplies, at average cost . . . . . . . .          56,007            55,156
  Prepayments and other current assets. . . . . . . . . .          47,592            34,128
                                                                  357,397           411,360
DEFERRED CHARGES AND OTHER ASSETS:
  Deferred future income taxes. . . . . . . . . . . . . .         138,063           135,991
  Deferred coal contract settlement costs . . . . . . . .          36,926            40,522
  Phase-in revenues . . . . . . . . . . . . . . . . . . .          70,178            78,950
  Corporate-owned life insurance (net). . . . . . . . . .          13,989             4,743
  Other deferred plant costs. . . . . . . . . . . . . . .          31,896            32,008
  Other . . . . . . . . . . . . . . . . . . . . . . . . .          81,152           112,879
                                                                  372,204           405,093

     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .      $5,053,024        $5,412,048

   CAPITALIZATION AND LIABILITIES

CAPITALIZATION (see statement). . . . . . . . . . . . . .      $2,982,453        $3,121,021

CURRENT LIABILITIES:
  Short-term debt . . . . . . . . . . . . . . . . . . . .         217,800           440,895
  Long-term debt due within one year. . . . . . . . . . .            -                3,204
  Accounts payable. . . . . . . . . . . . . . . . . . . .         123,389           172,338
  Accrued taxes . . . . . . . . . . . . . . . . . . . . .         113,026            46,076
  Accrued interest and dividends. . . . . . . . . . . . .          60,653            65,825
  Other . . . . . . . . . . . . . . . . . . . . . . . . .          67,196            65,492
                                                                  582,064           793,830
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes . . . . . . . . . . . . . . . . .         893,642           968,637
  Deferred investment tax credits . . . . . . . . . . . .         141,009           150,289
  Deferred gain from sale-leaseback . . . . . . . . . . .         257,161           261,981
  Other . . . . . . . . . . . . . . . . . . . . . . . . .         196,695           116,290
                                                                1,488,507         1,497,197
COMMITMENTS AND CONTINGENCIES (Notes 4, 5 and 6)
   TOTAL CAPITALIZATION AND LIABILITIES . . . . . . . . .      $5,053,024        $5,412,048
The NOTES TO CONSOLIDATED FINANCIAL STATEMENTS are an integral part of these statements.

                                   WESTERN RESOURCES, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                                   (Thousands of Dollars)
                                         (Unaudited)
                                                                     Three Months Ended
                                                                           June 30,
                                                                     1994           1993
OPERATING REVENUES:
  Electric. . . . . . . . . . . . . . . . . . . . . . . . .       $  278,505     $  266,583
  Natural gas . . . . . . . . . . . . . . . . . . . . . . .           62,627        133,828
    Total operating revenues. . . . . . . . . . . . . . . .          341,132        400,411

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .           53,553         54,790
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .            4,232          2,142
  Power purchased . . . . . . . . . . . . . . . . . . . . .            4,545          3,013
  Natural gas purchases . . . . . . . . . . . . . . . . . .           34,479         77,438
  Other operations. . . . . . . . . . . . . . . . . . . . .           76,866         84,227
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .           29,392         28,971
  Depreciation and amortization . . . . . . . . . . . . . .           38,169         40,768
  Amortization of phase-in revenues . . . . . . . . . . . .            4,386          4,386
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .           12,645         11,144
    State income. . . . . . . . . . . . . . . . . . . . . .            3,389          2,986
    General . . . . . . . . . . . . . . . . . . . . . . . .           25,577         30,264
      Total operating expenses. . . . . . . . . . . . . . .          287,233        340,129

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .           53,899         60,282

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .             (758)         1,899
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .            3,188          4,508
  Income taxes (net). . . . . . . . . . . . . . . . . . . .            1,296           (592)
      Total other income and deductions . . . . . . . . . .            3,726          5,815

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .           57,625         66,097

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .           24,132         31,457
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .            4,155          4,621
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . . .             (909)          (704)
      Total interest charges. . . . . . . . . . . . . . . .           27,378         35,374

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .           30,247         30,723

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . .            3,355          3,403

EARNINGS APPLICABLE TO COMMON STOCK . . . . . . . . . . . .       $   26,892     $   27,320

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . .       61,617,873     58,045,550

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . . . . .       $      .44     $      .47

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .       $     .495     $     .485



The NOTES TO CONSOLIDATED FINANCIAL STATEMENTS are an integral part of these statements.

                                   WESTERN RESOURCES, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                                   (Thousands of Dollars)
                                         (Unaudited)
                                                                       Six Months Ended
                                                                           June 30,
                                                                     1994           1993
OPERATING REVENUES:
  Electric. . . . . . . . . . . . . . . . . . . . . . . . .       $  530,002     $  517,854
  Natural gas . . . . . . . . . . . . . . . . . . . . . . .          349,502        462,138
    Total operating revenues. . . . . . . . . . . . . . . .          879,504        979,992

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .          106,193        113,192
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .            8,095          4,849
  Power purchased . . . . . . . . . . . . . . . . . . . . .            6,896          7,611
  Natural gas purchases . . . . . . . . . . . . . . . . . .          233,131        287,044
  Other operations. . . . . . . . . . . . . . . . . . . . .          154,429        169,622
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .           55,889         55,896
  Depreciation and amortization . . . . . . . . . . . . . .           77,477         81,678
  Amortization of phase-in revenues . . . . . . . . . . . .            8,772          8,772
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .           34,737         30,988
    State income. . . . . . . . . . . . . . . . . . . . . .            8,611          7,436
    General . . . . . . . . . . . . . . . . . . . . . . . .           57,593         66,672
      Total operating expenses. . . . . . . . . . . . . . .          751,823        833,760

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .          127,681        146,232

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .           (1,993)         3,368
  Gain on sale of Missouri Properties (see Note 2). . . . .           30,701           -
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .            5,555         10,210
  Income taxes (net). . . . . . . . . . . . . . . . . . . .           (7,649)        (1,857)
      Total other income and deductions . . . . . . . . . .           26,614         11,721

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .          154,295        157,953

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .           50,823         64,545
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .            8,670          9,354
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . . .           (1,578)        (1,483)
      Total interest charges. . . . . . . . . . . . . . . .           57,915         72,416

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .           96,380         85,537

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . .            6,709          6,749

EARNINGS APPLICABLE TO COMMON STOCK . . . . . . . . . . . .       $   89,671     $   78,788

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . .       61,617,873     58,045,550

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . . . . .       $     1.46     $     1.36

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .       $      .99     $      .97



The NOTES TO CONSOLIDATED FINANCIAL STATEMENTS are an integral part of these statements.

                                   WESTERN RESOURCES, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                                   (Thousands of Dollars)
                                         (Unaudited)
                                                                   Twelve Months Ended
                                                                         June 30,
                                                                   1994          1993
OPERATING REVENUES:
  Electric. . . . . . . . . . . . . . . . . . . . . . . . .     $1,116,685    $1,058,375
  Natural gas . . . . . . . . . . . . . . . . . . . . . . .        692,186       762,530
    Total operating revenues. . . . . . . . . . . . . . . .      1,808,871     1,820,905

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .        230,054       225,375
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .         16,521        12,808
  Power purchased . . . . . . . . . . . . . . . . . . . . .         15,681        16,756
  Natural gas purchases . . . . . . . . . . . . . . . . . .        446,276       461,270
  Other operations. . . . . . . . . . . . . . . . . . . . .        333,967       326,175
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .        117,836       115,745
  Depreciation and amortization . . . . . . . . . . . . . .        160,163       161,872
  Amortization of phase-in revenues . . . . . . . . . . . .         17,545        17,544
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .         66,169        56,197
    State income. . . . . . . . . . . . . . . . . . . . . .         16,733        12,508
    General . . . . . . . . . . . . . . . . . . . . . . . .        114,414       117,768
      Total operating expenses. . . . . . . . . . . . . . .      1,535,359     1,524,018

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .        273,512       296,887

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .          2,480         7,377
  Gain on sale of Missouri Properties (see Note 2). . . . .         30,701          -
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .         13,762        18,227
  Income taxes (net). . . . . . . . . . . . . . . . . . . .         (6,568)       (3,325)
      Total other income and deductions . . . . . . . . . .         40,375        22,279

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .        313,887       319,166

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .        109,829       133,947
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         18,571        20,954
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . . .         (2,726)       (2,737)
      Total interest charges. . . . . . . . . . . . . . . .        125,674       152,164

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .        188,213       167,002

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . .         13,466        13,667

EARNINGS APPLICABLE TO COMMON STOCK . . . . . . . . . . . .     $  174,747    $  153,335

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . .     61,065,571    58,045,550

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . . . . .     $     2.86    $     2.64

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .     $     1.96    $     1.92



The NOTES TO CONSOLIDATED FINANCIAL STATEMENTS are an integral part of these statements.

                                   WESTERN RESOURCES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands of Dollars)
                                         (Unaudited)
                                                                      Six Months Ended
                                                                          June 30,
                                                                    1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .    $   96,380     $   85,537
  Depreciation and amortization . . . . . . . . . . . . . . .        77,477         81,678
  Other amortization (including nuclear fuel) . . . . . . . .         5,867          3,391
  Gain on sale of utility plant (net of tax). . . . . . . . .       (19,296)          -
  Deferred taxes and investment tax credits (net) . . . . . .       (56,276)        16,092
  Amortization of phase-in revenues . . . . . . . . . . . . .         8,772          8,772
  Corporate-owned life insurance. . . . . . . . . . . . . . .        (8,830)        (8,101)
  Amortization of gain from sale-leaseback. . . . . . . . . .        (4,820)        (4,820)
  Changes in working capital items (net of effects from
      the sale of the Missouri Properties):
    Accounts receivable and unbilled revenues (net) . . . . .       (38,787)        60,739
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .        (9,291)        11,677
    Gas stored underground. . . . . . . . . . . . . . . . . .        10,854        (19,219)
    Accounts payable  . . . . . . . . . . . . . . . . . . . .       (48,909)       (76,744)
    Accrued taxes . . . . . . . . . . . . . . . . . . . . . .        46,816         14,757
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .        (8,955)       (11,895)
  Changes in other assets and liabilities . . . . . . . . . .       102,635        (27,261)
      Net cash flows from operating activities. . . . . . . .       153,637        134,603

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .       107,796         96,700
  Sale of utility plant . . . . . . . . . . . . . . . . . . .      (402,076)          -
  Non-utility investments . . . . . . . . . . . . . . . . . .         3,162          1,254
  Corporate-owned life insurance policies . . . . . . . . . .        24,008         24,624
      Net cash flows (from) used in investing activities. . .      (267,110)       122,578

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .      (223,095)       145,948
  Bank term loan retired. . . . . . . . . . . . . . . . . . .          -          (230,000)
  Bonds issued. . . . . . . . . . . . . . . . . . . . . . . .       235,923        158,500
  Bonds retired . . . . . . . . . . . . . . . . . . . . . . .      (223,906)      (149,000)
  Revolving credit agreement (net). . . . . . . . . . . . . .      (115,000)       175,000
  Other long-term debt (net). . . . . . . . . . . . . . . . .       (67,893)       (46,870)
  Borrowings against life insurance policies (net). . . . . .        40,791            621
  Dividends on preferred, preference and common stock . . . .       (67,095)       (62,543)
      Net cash flows from (used in) financing activities. . .      (420,275)        (8,344)

INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . .           472          3,681

CASH AND CASH EQUIVALENTS:
  BEGINNING OF THE PERIOD . . . . . . . . . . . . . . . . . .         1,217            875
  END OF THE PERIOD . . . . . . . . . . . . . . . . . . . . .   $     1,689     $    4,556

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized). . . . . . . . . . . . . . . . . . . . . . .   $    78,906     $   85,355
  Income taxes. . . . . . . . . . . . . . . . . . . . . . . .        62,454         15,755



The NOTES TO CONSOLIDATED FINANCIAL STATEMENTS are an integral part of these statements.

                                   WESTERN RESOURCES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands of Dollars)
                                         (Unaudited)
                                                                    Twelve Months Ended
                                                                          June 30,
                                                                   1994            1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .   $  188,213      $  167,002
  Depreciation and amortization . . . . . . . . . . . . . . .      160,163         161,872
  Other amortization (including nuclear fuel) . . . . . . . .       13,730           9,363
  Gain on sale of utility plant (net of tax). . . . . . . . .      (19,296)           -
  Deferred taxes and investment tax credits (net) . . . . . .      (44,682)         52,042
  Amortization of phase-in revenues . . . . . . . . . . . . .       17,545          17,544
  Corporate-owned life insurance. . . . . . . . . . . . . . .      (22,379)        (15,972)
  Amortization of gain from sale-leaseback. . . . . . . . . .       (9,640)         (9,640)
  Changes in working capital items (net of effects from
      the sale of the Missouri Properties):
    Accounts receivable and unbilled revenues (net) . . . . .     (115,062)        (40,100)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .       (2,895)         27,976
    Gas stored underground. . . . . . . . . . . . . . . . . .       (7,071)        (17,225)
    Accounts payable. . . . . . . . . . . . . . . . . . . . .      (15,334)         33,553
    Accrued taxes . . . . . . . . . . . . . . . . . . . . . .       39,544          11,490
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .         (225)         (2,215)
  Changes in other assets and liabilities . . . . . . . . . .      111,327         (88,297)
      Net cash flows from operating activities  . . . . . . .      293,938         307,393

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .      248,727         234,655
  Utility investment. . . . . . . . . . . . . . . . . . . . .        2,500            -
  Sale of utility plant . . . . . . . . . . . . . . . . . . .     (402,076)           -
  Non-utility investments . . . . . . . . . . . . . . . . . .       16,179          23,825
  Corporate-owned life insurance policies . . . . . . . . . .       26,650          20,632
  Death proceeds of corporate-owned life insurance policies .      (10,158)           (754)
      Net cash flows (from) used in investing activities. . .     (118,178)        278,358

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .     (150,373)        168,173
  Bank term loan retired. . . . . . . . . . . . . . . . . . .         -           (480,000)
  Bonds issued. . . . . . . . . . . . . . . . . . . . . . . .      300,923         643,500
  Bonds retired . . . . . . . . . . . . . . . . . . . . . . .     (441,372)       (385,466)
  Revolving credit agreement (net). . . . . . . . . . . . . .     (325,000)        175,000
  Other long-term debt (net). . . . . . . . . . . . . . . . .      (13,980)        (14,860)
  Common stock issued (net) . . . . . . . . . . . . . . . . .      125,991            -
  Preference stock redeemed . . . . . . . . . . . . . . . . .       (2,734)         (2,600)
  Borrowings against life insurance policies (net). . . . . .      223,430          (3,959)
  Dividends on preferred, preference and common stock . . . .     (131,868)       (125,113)
      Net cash flows from (used in) financing activities. . .     (414,983)        (25,325)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . .       (2,867)          3,710

CASH AND CASH EQUIVALENTS:
  BEGINNING OF THE PERIOD . . . . . . . . . . . . . . . . . .        4,556             846
  END OF THE PERIOD . . . . . . . . . . . . . . . . . . . . .   $    1,689      $    4,556

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized). . . . . . . . . . . . . . . . . . . . . . .   $  165,285      $  155,806
  Income taxes. . . . . . . . . . . . . . . . . . . . . . . .       95,807          16,794

The NOTES TO CONSOLIDATED FINANCIAL STATEMENTS are an integral part of these statements.

                                   WESTERN RESOURCES, INC.
                         CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                   (Thousands of Dollars)
                                                          June 30,       December 31,
                                                           1994              1993
                                                        (Unaudited)
COMMON STOCK EQUITY (see statement):
  Common stock, par value $5 per share,
    authorized 85,000,000 shares, outstanding
    61,617,873 shares. . . . . . . . . . . . . . . .    $  308,089        $  308,089
  Paid-in capital. . . . . . . . . . . . . . . . . .       667,510           667,738
  Retained earnings. . . . . . . . . . . . . . . . .       475,017           446,348
                                                         1,450,616  49%    1,422,175  45%

CUMULATIVE PREFERRED AND PREFERENCE STOCK:
  Not subject to mandatory redemption,
    Par value $100 per share, authorized
      600,000 shares, outstanding -
         4 1/2% Series, 138,576 shares . . . . . . .        13,858            13,858
         4 1/4% Series, 60,000 shares. . . . . . . .         6,000             6,000
         5% Series, 50,000 shares. . . . . . . . . .         5,000             5,000
                                                            24,858            24,858
  Subject to mandatory redemption,
    Without par value, $100 stated value,
      authorized 4,000,000 shares,
      outstanding -
         7.58% Series, 500,000 shares. . . . . . . .        50,000            50,000
         8.50% Series, 1,000,000 shares. . . . . . .       100,000           100,000
                                                           150,000           150,000
                                                           174,858   6%      174,858   6%

LONG-TERM DEBT:
  First mortgage bonds . . . . . . . . . . . . . . .       841,000           842,466
  Pollution control bonds. . . . . . . . . . . . . .       521,922           508,440
  Other pollution control obligations. . . . . . . .          -               13,980
  Revolving credit agreement . . . . . . . . . . . .          -              115,000
  Other long-term agreement. . . . . . . . . . . . .          -               53,913
  Less:
    Unamortized premium and discount (net) . . . . .         5,943             6,607
    Long-term debt due within one year . . . . . . .          -                3,204
                                                         1,356,979  45%    1,523,988  49%
TOTAL CAPITALIZATION . . . . . . . . . . . . . . . .    $2,982,453 100%   $3,121,021 100%


The NOTES TO CONSOLIDATED FINANCIAL STATEMENTS are an integral part of these statements.

                                   WESTERN RESOURCES, INC.
                       CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY
                                   (Thousands of Dollars)
                                        (Unaudited)

                                                         Common       Paid-in      Retained
                                                          Stock       Capital      Earnings
BALANCE DECEMBER 31, 1992, 58,045,550 shares. . . . .   $290,228      $559,636     $398,503

Net income. . . . . . . . . . . . . . . . . . . . . .                                85,537

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                                (6,749)
  Common stock, $0.97 per share . . . . . . . . . . .                               (56,303)

Expenses on preference stock. . . . . . . . . . . . .                     (556)



BALANCE JUNE 30, 1993, 58,045,550 shares. . . . . . .    290,228       559,080      420,988

Net income. . . . . . . . . . . . . . . . . . . . . .                                91,833

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                                (6,757)
  Common stock, $0.97 per share . . . . . . . . . . .                               (59,716)

Expenses on common stock. . . . . . . . . . . . . . .                   (2,897)

Issuance of 3,572,323 shares of common stock. . . . .     17,861       111,555


BALANCE DECEMBER 31, 1993, 61,617,873 shares  . . . .    308,089       667,738      446,348

Net income. . . . . . . . . . . . . . . . . . . . . .                                96,380

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                                (6,709)
  Common stock, $0.99 per share . . . . . . . . . . .                               (61,002)

Expenses on common stock. . . . . . . . . . . . . . .                     (228)



BALANCE JUNE 30, 1994, 61,617,873 shares . . . . . .    $308,089      $667,510     $475,017

The NOTES TO CONSOLIDATED FINANCIAL STATEMENTS are an integral part of these statements.

                                   WESTERN RESOURCES, INC.
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)


1.  ACCOUNTING POLICIES AND OTHER INFORMATION

      General. The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries, Astra Resources, Inc., Kansas Gas and Electric Company (KG&E), and KPL Funding Corporation. KG&E owns 47% of the Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for the Wolf Creek Generating Station (Wolf Creek). The Company records its proportionate share of all transactions of WCNOC as it does other jointly-owned facilities. All significant intercompany transactions have been eliminated. The Company is doing its utility business as KPL, Gas Service, and through its wholly-owned subsidiary, KG&E.

      The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1994 and December 31, 1993, and the results of its operations for the three, six, and twelve month periods ended June 30, 1994 and 1993. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Annual Report on Form 10-K and the KG&E Annual Report on Form 10-K incorporated by reference in the Company's 1993 Annual Report on Form 10-K.

      The accounting policies of the Company are in accordance with generally accepted accounting principles as applied to regulated public utilities. The accounting and rates of the Company are subject to requirements of the Kansas Corporation Commission (KCC) and the Federal Energy Regulatory Commission
(FERC).

      Cash Surrender Value of Life Insurance Contracts. The following amounts related to corporate-owned life insurance (COLI) contracts, primarily with one highly rated major insurance company, are recorded on the balance sheets (millions of dollars):
                                              June 30,     December 31,
                                               1994            1993
      Cash surrender value of contracts        $404.6          $326.3
      Borrowings against contracts             (390.6)         (321.6)
           COLI (net)                          $ 14.0          $  4.7

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

      The portion of the Missouri Properties purchased by Southern Union was sold for an estimated sale price of $400 million, in cash, based on a calculation as of December 31, 1993. The sale agreement provided for estimated amounts in the sale price calculation to be adjusted to actual as of January 31, 1994, within 120 days of closing. Disputes with respect to proposed adjustments based upon differences between estimates and actuals were to be resolved within 60 days of submission of the disputes (which were submitted within 15 days of the adjustment proposals) or submitted to arbitration by an accounting firm to be agreed to by both parties. Southern Union proposed a number of adjustments to the purchase price which the Company has disputed. A limited number of the adjustments may be subject to the arbitration provisions of the sale agreement. The Company maintains that a substantial number of the proposed adjustments are not permitted under the sale agreement and are not subject to the arbitration provisions.

      On June 1, 1994, Southern Union filed a lawsuit against the Company regarding certain gas supply contracts assumed by Southern Union as part of the sale of the Missouri Properties (see Note 5, LEGAL PROCEEDINGS). On August 1, 1994, the Company filed its answer and counterclaim against Southern Union taking exception to certain of Southern Union's proposed adjustments to the purchase price that, in the Company's opinion, are not includable in the arbitration process and not proper adjustments to the purchase price.

      In the opinion of the Company's management the resolution of these matters will not have a material impact on the Company's financial position or results of operations.

      United Cities purchased the Company's natural gas distribution system in and around the City of Palmyra, Missouri, for $665,000 in cash.

      During the first quarter of 1994, the Company recognized a gain of approximately $19.3 million, net of tax, on the sale of the Missouri Properties. Also during the first quarter, the Company ceased recording the results of operations, and removed the assets and liabilities from the consolidated balance sheet related to the Missouri Properties. The gain is reflected in other income and deductions on the six and twelve months ended June 30, 1994 consolidated income statements.

      The Company's operating revenues and operating income for the second quarter of 1994 do not include any results related to the Missouri Properties following the sale of those properties in the first quarter of 1994. The consolidated income statements for the six and twelve months ended June 30, 1994, include revenues and operating income (unaudited) related to the Missouri Properties for a portion of these periods compared to a full six and twelve months for June 30, 1993.

      The following table reflects the approximate operating revenues (unaudited) and operating income (unaudited) related to the Missouri Properties for the three, six, and twelve months ended June 30, 1994 and 1993, through the sale to Southern Union on January 31, 1994 and United Cities on February 28, 1994 (millions of dollars):

                                              Percent                 Percent
                                   Operating  of Total     Operating  of Total
                                   Revenues   Company       Income    Company
     Three months ended June 30,
           1994                      $    0      -           $    0      -
           1993                      $ 58.6    23.4%         $  0.2     0.6%

     Six months ended June 30,
           1994                      $ 77.0     8.6%         $  5.7     4.4%
           1993                      $200.5    29.0%         $ 12.2    15.7%

     Twelve months ended June 30,
           1994                      $226.3    12.5%         $ 14.2     5.2%
           1993                      $328.7    26.6%         $ 16.9    11.3%


    Net utility plant (unaudited) for the Missouri Properties, at December 31, 1993, approximated $296 million. This represents approximately seven percent of the total Company net utility plant at December 31, 1993.

      Separate audited financial information was not kept by the Company for the Missouri Properties. This unaudited financial information is based on assumptions and allocations of expenses of the Company as a whole.


3.  SHORT-TERM DEBT

      The Company's short-term financing requirements are satisfied through the sale of commercial paper, short-term bank loans and borrowings under unsecured lines of credit maintained with banks. At June 30, 1994, the Company had bank credit arrangements available of $145 million.


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

      The Company along with the other co-owners of Wolf Creek are among 14 companies that filed a lawsuit June 20, 1994, seeking an interpretation of the DOE's obligation to begin accepting spent nuclear fuel for disposal in 1998. The Federal Nuclear Waste Policy Act requires DOE ultimately to accept and dispose of nuclear utilities' spent fuel. The issue to be decided in this case is whether DOE must begin accepting spent fuel in 1998 or at a future date.

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

      The Company's investment in the decommissioning fund, including reinvested earnings was $15.1 and $13.2 million at June 30, 1994 and December 31, 1993, respectively. These amounts are reflected in OTHER PROPERTY AND INVESTMENTS, Decommissioning Trust, and the related liability is included in DEFERRED CREDITS AND OTHER LIABILITIES, Other, on the consolidated balance sheets.

      On June 9, 1994, the KCC issued an order approving the decommissioning cost of a 1993 Wolf Creek Decommissioning Cost Study which estimates the Company's share of Wolf Creek decommissioning costs to be approximately $595 million during the period 2025 through 2033, or approximately $174 million in 1993 dollars. These costs were calculated using an assumed inflation rate of 3.45% over the remaining service life, in 1993, of 32 years.

      The KCC also scheduled a hearing to review the funding level for the decommissioning trust. Management believes the current level of funding will meet the requirements of the 1993 cost study and is requesting no change to the current funding level.

      The Company carries $164 million in premature decommissioning insurance. The insurance coverage has several restrictions. One of these is that it can only be used if Wolf Creek incurs an accident exceeding $500 million in expenses to safely stabilize the reactor, to decontaminate the reactor and reactor station site in accordance with a plan approved by the Nuclear Regulatory Commission (NRC), and to pay for on-site property damages. If the amount designated as decommissioning insurance is needed to implement the NRC-approved plan for stabilization and decontamination, it would not be available for decommissioning purposes.

      Nuclear Insurance. The Price-Anderson Act limits the combined public liability of the owners of nuclear power plants to $9.2 billion for a single nuclear incident. The Wolf Creek owners (Owners) have purchased the maximum available private insurance of $200 million and the balance is provided by an assessment plan mandated by the NRC. Under this plan, the Owners are jointly and severally subject to a retrospective assessment of up to $79.3 million ($37.3 million, Company's share) in the event there is a nuclear incident involving any of the nation's licensed reactors. This assessment is subject to an inflation adjustment based on the Consumer Price Index. There is a limitation of $10 million ($4.7 million, Company's share) in retrospective assessments per incident per year.

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


5.  LEGAL PROCEEDINGS

      On June 1, 1994, Southern Union filed an action against the Company and others in the Federal District Court for the Western District of Missouri (Southern Union Company v. Western Resources, Inc. et al., Case No 94-509-CV-W-8) alleging, among other things, breach of contract relating to certain assumed contracts, and requesting unspecified monetary damages as well as declaratory relief. On August 1, 1994, the Company filed its answer and counterclaim denying Southern Union's claims and requesting declaratory relief with respect to certain adjustments in the purchase price for the Missouri properties proposed by Southern Union and disputed by the Company. See Note 2, SALE OF MISSOURI NATURAL GAS DISTRIBUTION PROPERTIES.

     For additional information with respect to Legal Proceedings see Note 15, LEGAL PROCEEDINGS of the Company's 1993 Annual Report on Form 10-K.

6.  RATE MATTERS AND REGULATION

      On June 20, 1994, Williams Natural Gas Company (WNG) filed an application with FERC to direct bill approximately $29.9 million of transition costs to the Company related to natural gas sales service in Kansas, Missouri, and Oklahoma. FERC issued an order authorizing the direct billing, subject to refund, beginning July 20, 1994. The Company believes substantially all of these costs and any future transition costs ultimately will be recovered through charges to its current Kansas and Oklahoma and former Missouri customers, and any unrecovered transition costs will not be material to the Company's financial position or results of operations. For additional information with respect to FERC Order No. 636 see Management's Discussion and Analysis, OTHER INFORMATION of the Company's 1993 Annual Report on Form 10-K.

      Gas Transportation Charges. On September 12, 1991, the KCC authorized the Company to begin recovering, through the Purchase Gas Adjustment (PGA), deferred supplier gas transportation costs of $9.9 million incurred through December 31, 1990, based on a three-year amortization schedule. On December 30, 1991, the KCC authorized the Company to recover deferred transportation costs of approximately $2.8 million incurred subsequent to December 31, 1990 through the PGA over a 32-month period. At June 30, 1994, approximately $2.6 million of these deferrals remain in other deferred charges on the consolidated balance sheet.

      KCC Rate Proceedings. On January 24, 1992, the KCC issued an order allowing the Company to continue the deferral of service line replacement program costs incurred since January 1, 1992, including depreciation, property taxes, and carrying costs for recovery in the next general rate case. At June 30, 1994, approximately $4.6 million of these deferrals have been included in other deferred charges on the consolidated balance sheet.

      On December 30, 1991, the KCC approved a permanent natural gas rate increase of $39 million annually and the Company discontinued the deferral of accelerated line survey costs on January 1, 1992. Approximately $5.7 million of deferred costs remain in other deferred charges on the consolidated balance sheet at June, 30, 1994, with the balance being included in rates and amortized to expense during a 43-month period, commencing January 1, 1992.

      For additional information with respect to Rate Matters and Regulation see Note 5, RATE MATTERS AND REGULATION of the Company's 1993 Annual Report on Form 10-K.


7.  INCOME TAXES

      Total income tax expense included in the Consolidated Statements of Income reflects the Federal statutory rate of 35% since January 1, 1993 and 34% for all prior periods. The Federal statutory rate produces effective income tax rates of 33.4% and 32.4% for the three month periods, 34.9% and 32.0% for the six month periods, and 32.5% and 30.1% for the twelve month periods ended June 30, 1994 and 1993, respectively. The effective income tax rates vary from the Federal statutory rate due to permanent differences, including the amortization of investment tax credits, and accelerated amortization of certain deferred income taxes.

      For additional information with respect to Income Taxes see Note 12, INCOME TAXES of the Notes to Consolidated Financial Statements in the Company's 1993 Annual Report on Form 10-K.


8.  EMPLOYEE BENEFIT PLANS

      The Company adopted Statement of Financial Accounting Standards No. 112 (SFAS 112) in the first quarter of 1994, which established accounting and reporting standards for postemployment benefits. The statement requires the Company to recognize the liability to provide postemployment benefits when the liability has been incurred. To mitigate the impact adopting SFAS 112 will have on rate increases, the Company received an order from the KCC permitting the initial deferral of SFAS 112 transition costs and expenses and its inclusion in the future computation of cost of service net of an income stream generated from corporate-owned life insurance (COLI). At June 30, 1994, the Company's SFAS 112 liability recorded on the consolidated balance sheet was approximately $8.7 million.

      At December 31, 1993, the Company's total Statement of Financial Accounting Standards No. 106 (SFAS 106) obligation was approximately $166.5 million and the SFAS 106 expense was approximately $26.5 million for 1993. With the sale of the Missouri Properties, the Company's SFAS 106 obligation at December 31, 1993 would have been lower by approximately $40.1 million and the 1993 expense would have been $5.3 million lower. To mitigate the impact SFAS 106 expense will have on rate increases, the Company will include in the future computation of cost of service the actual SFAS 106 expense and an income stream generated from COLI. The extent SFAS 106 expense exceeds income from the COLI program, this excess is being deferred to be offset by income generated through the deferral period by the COLI program.

                                   WESTERN RESOURCES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with MANAGEMENT'S DISCUSSION AND ANALYSIS of the Company's 1993 Annual Report on Form 10-K.

      The following updates the information provided in the 1993 Annual Report on Form 10-K and analyzes the changes in the results of operations between the three, six, and twelve month periods ended June 30, 1994 and comparable periods of 1993.

      As a result of the sale of the Missouri Properties, as described in Note 2, SALE OF MISSOURI NATURAL GAS DISTRIBUTION PROPERTIES, of the Notes to Consolidated Financial Statements (Note 2), the Company recognized a gain of approximately $19.3 million, net of tax, and ceased recording the results of operations for the Missouri Properties during the first quarter of 1994. Consequently, the Company's results of operations for the three, six, and twelve months ended June 30, 1994 are not fully comparable to the results of operations for the same periods ending June 30, 1993.

      For additional information regarding the sale of the Missouri Properties and the pending litigation see Note 2 and Note 5, LEGAL PROCEEDINGS, of the Notes to Consolidated Financial Statements.


FINANCIAL CONDITION

      General. Net income for the second quarter of 1994 was $30 million, down slightly from net income of $31 million for the same period of 1993. The Company earned $0.44 per share of common stock for the second quarter of 1994, a decrease of $0.03 per share from the second quarter of 1993. There were 61,617,873 and 58,045,550 shares outstanding for the second quarter of 1994 compared to 1993, respectively.

      The decrease in earnings is primarily a result of higher income taxes caused by the completion of the KG&E accelerated amortization of certain deferred income tax reserves. As of December 31, 1993, KG&E had fully amortized these deferred income tax reserves related to the allowance for borrowed funds used during construction capitalized for Wolf Creek. The absence of the amortization of these deferred income tax reserves reduces net income by approximately $3 million per quarter or approximately $12 million per year.

      Partially offsetting the decrease in net income for the quarter were increased electric sales as a result of increased cooling load caused by warmer weather in the second quarter of 1994 compared to 1993 as well as reduced interest expense.

      Operating revenues were $341 million and $400 million for the quarters ended June 30, 1994 and 1993, respectively. The decrease in revenues is primarily a result of the sale of the Missouri Properties (see Note 2).

      Net income for the six and twelve months ended June 30, 1994, was $96 million and $188 million, respectively, compared to $86 million and $167 million for the comparable periods of 1993. The increase for both periods is primarily the result of increased electric sales and the gain on the sale of the Missouri Properties. Partially offsetting these increases was the completion of the amortization of certain deferred income tax reserves discussed previously.

      Operating revenues were $880 million for the six months ended June 30, 1994 compared to $980 million for the same period of 1993. The decrease in revenues is primarily a result of the sale of the Missouri Properties. For the twelve months ended June 30, 1994, operating revenues of $1.8 billion were down less than one percent from the same period of 1993.

      The quarterly dividend rate is $0.495 per share, for an indicated annual rate of $1.98 per share. The book value per share was $23.54 at June 30, 1994, up from $23.08 at December 31, 1993.

      Liquidity and Capital Resources. The Company's short-term debt balance at June 30, 1994, decreased approximately $223 million from December 31, 1993, primarily as a result of the receipt of the proceeds from the sale of the Missouri Properties and KG&E's issuance, on January 20, 1994, of $100 million of first mortgage bonds.

      On April 28, 1994, two series of Market-Adjusted Tax Exempt Securities (MATES) totalling $75.5 million were sold on behalf of the Company at a rate of 2.95% for the initial auction period. The interest rate is being reset periodically via an auction process. As of June 30, 1994, the rate on these bonds was 2.98% for $45 million and 2.9% for the remaining $30.5 million. The net proceeds from the new issues, together with available cash, were used to refund two series of pollution control bonds totalling $75.5 million bearing interest rates of 5.9% and 6.75%.

      On April 28, 1994, three series of MATES totalling $46.4 million were sold on behalf of KG&E at a rate of 2.95% for the initial auction period. The interest rate is being reset periodically via an auction process. As of June 30, 1994, the rate on these bonds was 2.86% for each series. The net proceeds from the new issues, together with available cash, were used to refund three series of pollution control bonds totalling $46.4 million bearing interest rates between 5 7/8% and 6.8%.

      In 1986 the KG&E purchased corporate-owned life insurance policies (COLI) on certain of its employees. For the six months ended June 30, 1994, KG&E increased its borrowings against the accumulated cash surrender values of the policies by $39.2 million and received $1.6 million from increased borrowings on Wolf Creek Nuclear Operating Company policies.


OPERATING RESULTS

      Revenues. The Company's revenues vary with levels of usage as a result of changing weather conditions during comparable periods and are sensitive to seasonal fluctuations between consecutive periods. Future electric and natural gas sales will continue to be affected by weather conditions, competing fuel sources, wholesale demand, and the overall economy of the Company's service area.
      The following table reflects changes in electric sales for the three, six, and twelve months ended June 30, 1994 from the comparable periods of 1993.

      Changes in electric sales volumes:

                                       3 Months     6 Months   12 Months
                                         ended        ended      ended
         Residential                     15.0%         3.1%       6.1%
         Commercial                       5.1%         5.9%       4.3%
         Industrial                       3.9%         0.7%        -
         Total retail sales               7.5%         3.1%       3.3%

         Wholesale and interchange        4.4%        19.5%      31.3%
         Total electric sales             6.9%         6.3%       8.8%

      Electric revenues increased four and two percent for the three and six months ended June 30, 1994 compared to the same periods of 1993. These increases are primarily attributable to increased sales for air conditioning load as a result of above normal temperatures in the second quarter of 1994 compared to below normal temperatures in the second quarter of 1993. Interchange and wholesale revenues increased as a result of additional interchange customers. In February 1994, the Company was able to add new interchange customers when it joined the Western Systems Power Pool which opened additional markets for interchange power.

      Electric revenues for the twelve months ended June 30, 1994, increased six percent as a result of increased sales for air conditioning load in the third quarter of 1993 and the second quarter of 1994 caused by warmer temperatures in both quarters compared to the prior year.

      Also contributing to the increase in revenues for the twelve months ended is an increase in wholesale revenues as a result of other utilities' need for power to meet peak demand periods while those utilities' units were out of service due to the 1993 summer flooding and the addition of the new interchange customers.

      The following table reflects changes in natural gas sales for the three, six, and twelve months ended June 30, 1994 from the comparable periods of 1993.

      Changes in natural gas sales volumes (decrease):

                                     3 Months      6 Months    12 Months
                                       ended         ended       ended
         Residential                  (56.5)%       (34.2)%     (20.8)%
         Commercial                   (58.1)%       (38.0)%     (23.8)%
         Industrial                   (72.8)%       (65.3)%     (63.0)%
         Transportation               (31.3)%       (26.9)%     (10.2)%
         Total deliveries             (47.3)%       (33.3)%     (18.6)%

      Natural gas revenues and sales decreased significantly for the three, six, and twelve months ended June 30, 1994 compared to the same periods of 1993 as a result of the sale of the Missouri Properties in the first quarter of 1994 (see Note 2).

      Also contributing to the decreases were lower natural gas sales for space heating as a result of the milder temperatures during the 1994 heating season. Partially offsetting these decreases was a higher unit gas cost being recovered from customers through Purchased Gas Adjustment clauses (PGA).

      Operating Expenses. Total operating expenses decreased 16 percent and ten percent for the quarter and six months ended June 30, 1994 compared to the same periods of 1993. This decrease is primarily the result of the sale of the Missouri Properties (see Note 2).

      Partially offsetting these decreases were higher nuclear fuel costs, increased income tax expense, and a higher unit cost of gas which is passed on to customers through the PGA. Nuclear fuel costs were higher for the quarter and six months ended June 30, 1994, compared to 1993 as a result of the full availability of Wolf Creek during these periods. Beginning March 5, 1993, Wolf Creek was taken off-line for approximately 73 days for scheduled refueling and maintenance.

      As of December 31, 1993, KG&E had fully amortized its deferred income tax reserves related to the allowance for borrowed funds used during construction capitalized for Wolf Creek. The completion of the amortization of these deferred income tax reserves increased income taxes and thereby reduced net income by approximately $3 million and $6 million for the quarter and six months ended June 30, 1994, respectively.

      Also offsetting the decrease for the quarter ended June 30, 1994, were increased purchased power expense and maintenance expense. Purchased power expense increased as a result of higher sales and certain generating units being down for maintenance. Maintenance expense was higher due to increased maintenance performed at power plants.

      Total operating expenses increased less than one percent for the twelve months ended June 30, 1994. Contributing to this increase were higher fuel costs, increased income tax expense and a higher unit cost of natural gas which is passed on to customers through the PGA.

      Fuel costs were higher for the twelve months ended June 30, 1994 compared to 1993 as a result of increased electric generation to meet increased sales and the full availability of Wolf Creek during this period. Income tax expense increased as a result of higher net income and the completion of the accelerated amortization of income tax reserves discussed previously.

      Partially offsetting these increases for the twelve months ended were lower natural gas purchases as a result of the sale of the Missouri Properties (see Note 2) and lower natural gas sales for space heating as a result of the milder temperatures during the 1994 heating season.

      Other Income and Deductions. Other income and deductions, net of taxes, was significantly lower for the quarter ended June 30, 1994 compared to 1993 as a result of increased interest expense on COLI borrowings.

       Other income and deductions, net of taxes, was higher for the six and twelve months ended June 30, 1994 compared to 1993 due to the recognizing of the gain on the sale of the Missouri Properties of approximately $19.3 million, net of tax, (see Note 2). Partially offsetting these increases was increased interest expense on COLI borrowings.

      Interest Charges and Preferred and Preference Dividend Requirements. Total interest charges decreased for the three, six, and twelve months ended June 30, 1994 from the comparable periods in 1993, as a result of lower debt balances and the refinancing of higher cost debt, as well as increased COLI borrowings which interest is reflected in Other Income and Deductions on the consolidated income statement.

                                   WESTERN RESOURCES, INC.
                                 Part II  Other Information



Item 5.  Other Information

      On June 28, 1994, the Company announced a preliminary agreement with Enron Gas Services Group (EGS) of Houston, Texas, to form an entity to develop a natural gas market center for the mid-continent region of the U.S. The market center will use the Company's existing intrastate pipeline facilities to move natural gas between interstate pipelines to create a natural gas marketplace with multiple supply sources and market outlets.

      It is anticipated that the Company will be responsible for field operations and gas control functions, while EGS will be responsible for commercial operation. The companies also plan to enhance market center service by offering various storage service from the Company's storage facilities. The project will mean the addition of some facilities to the natural gas transmission system. The center will not have separate staffing and each company will perform its responsibilities within its current corporate structure. The project investment will be shared by EGS and the Company with costs being recovered through fees received from users. Retail customers of the Company will not be charged any of these costs.

      The Company and EGS are currently negotiating a definitive agreement. The transaction is subject to various regulatory approvals.

      For additional information see Item 1. BUSINESS, Natural Gas Operations, included in the Company's 1993 Annual Report on Form 10-K.

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits:

         Exhibit 3  -      Amendments to the Restated Articles of Incorporation
                           of the Company (filed electronically)

         Exhibit 10 -      A Rail Transportation Agreement among Burlington
                           Northern Railroad Company, The Union Pacific Railroad
                           Company and the Company (filed electronically)

         Exhibit 99 -      Kansas Gas and Electric Company's Quarterly Report on
                           Form 10-Q for the quarter ended June 30, 1994 (filed electronically)

    (b) Reports on Form 8-K:

         None

                                         SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Western Resources, Inc.



Date       August 11, 1994           By              S. L. Kitchen
                                       S. L. Kitchen, Executive Vice President
                                             and Chief Financial Officer



Date       August 11, 1994           By           Jerry D. Courington
                                                  Jerry D. Courington,
                                                     Controller