Form 10-Q
period 1994-09-30
WESTERN RESOURCES INC /KS
filed 1994-11-10
CIK 54507

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.   20549


                                          FORM 10-Q

(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1994


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

            Class                             Outstanding at November 10, 1994
Common Stock, $5.00 par value                           61,617,873

                                   WESTERN RESOURCES, INC.
                                           INDEX


                                                                      Page No.

Part I.  Financial Information

   Item 1.  Financial Statements

        Consolidated Balance Sheets                                        3

        Consolidated Statements of Income                                4 - 6

        Consolidated Statements of Cash Flows                            7 - 8

        Consolidated Statements of Capitalization                          9

        Consolidated Statements of Common Stock Equity                    10

        Notes to Consolidated Financial Statements                        11

   Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      20

Part II.  Other Information

   Item 5.  Other Information                                             25

   Item 6.  Exhibits and Reports on Form 8-K                              25

Signatures                                                                26

                                   WESTERN RESOURCES, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                   (Thousands of Dollars)
                                                             September 30,     December 31,
                                                                  1994             1993
                                                              (Unaudited)
                          ASSETS
UTILITY PLANT:
  Electric plant in service . . . . . . . . . . . . . . .      $5,212,122        $5,110,617
  Natural gas plant in service. . . . . . . . . . . . . .         724,922         1,111,866
                                                                5,937,044         6,222,483
  Less - Accumulated depreciation . . . . . . . . . . . .       1,806,795         1,821,710
                                                                4,130,249         4,400,773
  Construction work in progress . . . . . . . . . . . . .          79,646            80,192
  Nuclear fuel (net). . . . . . . . . . . . . . . . . . .          37,909            29,271
     Net utility plant. . . . . . . . . . . . . . . . . .       4,247,804         4,510,236

OTHER PROPERTY AND INVESTMENTS:
  Net non-utility investments . . . . . . . . . . . . . .          72,815            61,497
  Decommissioning trust . . . . . . . . . . . . . . . . .          15,951            13,204
  Other . . . . . . . . . . . . . . . . . . . . . . . . .          12,128            10,658
                                                                  100,894            85,359
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . .           2,111             1,217
  Accounts receivable and unbilled revenues (net) . . . .         162,093           238,137
  Fossil fuel, at average cost. . . . . . . . . . . . . .          36,407            30,934
  Gas stored underground, at average cost . . . . . . . .          42,601            51,788
  Materials and supplies, at average cost . . . . . . . .          57,065            55,156
  Prepayments and other current assets. . . . . . . . . .          31,547            34,128
                                                                  331,824           411,360
DEFERRED CHARGES AND OTHER ASSETS:
  Deferred future income taxes. . . . . . . . . . . . . .         101,863           111,159
  Deferred coal contract settlement costs . . . . . . . .          35,124            40,522
  Phase-in revenues . . . . . . . . . . . . . . . . . . .          65,792            78,950
  Corporate-owned life insurance (net). . . . . . . . . .          14,464             4,743
  Other deferred plant costs. . . . . . . . . . . . . . .          31,840            32,008
  Unamortized debt expense. . . . . . . . . . . . . . . .          59,384            55,999
  Other . . . . . . . . . . . . . . . . . . . . . . . . .          86,761            81,712
                                                                  395,228           405,093

     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .      $5,075,750        $5,412,048

   CAPITALIZATION AND LIABILITIES

CAPITALIZATION (see statement). . . . . . . . . . . . . .      $3,006,823        $3,121,021

CURRENT LIABILITIES:
  Short-term debt . . . . . . . . . . . . . . . . . . . .         219,300           440,895
  Long-term debt due within one year. . . . . . . . . . .            -                3,204
  Accounts payable. . . . . . . . . . . . . . . . . . . .         103,841           172,338
  Accrued taxes . . . . . . . . . . . . . . . . . . . . .         140,218            46,076
  Accrued interest and dividends. . . . . . . . . . . . .          58,958            65,825
  Other . . . . . . . . . . . . . . . . . . . . . . . . .          55,791            65,492
                                                                  578,108           793,830
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes . . . . . . . . . . . . . . . . .         916,059           968,637
  Deferred investment tax credits . . . . . . . . . . . .         139,330           150,289
  Deferred gain from sale-leaseback . . . . . . . . . . .         254,751           261,981
  Other . . . . . . . . . . . . . . . . . . . . . . . . .         180,679           116,290
                                                                1,490,819         1,497,197
COMMITMENTS AND CONTINGENCIES (Notes 4, 5 and 6)
   TOTAL CAPITALIZATION AND LIABILITIES . . . . . . . . .      $5,075,750        $5,412,048

The NOTES TO CONSOLIDATED FINANCIAL STATEMENTS are an integral part of these statements.

                                   WESTERN RESOURCES, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                                   (Thousands of Dollars)
                                         (Unaudited)
                                                                     Three Months Ended
                                                                        September 30,
                                                                     1994           1993
OPERATING REVENUES:
  Electric. . . . . . . . . . . . . . . . . . . . . . . . .       $  338,812     $  342,019
  Natural gas . . . . . . . . . . . . . . . . . . . . . . .           40,401         76,999
    Total operating revenues. . . . . . . . . . . . . . . .          379,213        419,018

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .           66,563         68,074
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .            3,638          4,179
  Power purchased . . . . . . . . . . . . . . . . . . . . .            2,760          6,908
  Natural gas purchases . . . . . . . . . . . . . . . . . .           17,758         37,251
  Other operations. . . . . . . . . . . . . . . . . . . . .           76,099         91,789
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .           25,871         29,748
  Depreciation and amortization . . . . . . . . . . . . . .           38,145         40,846
  Amortization of phase-in revenues . . . . . . . . . . . .            4,386          4,386
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .           27,648         19,579
    State income. . . . . . . . . . . . . . . . . . . . . .            6,832          4,978
    General . . . . . . . . . . . . . . . . . . . . . . . .           25,629         30,055
      Total operating expenses. . . . . . . . . . . . . . .          295,329        337,793

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .           83,884         81,225

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .           (1,728)         5,969
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .            2,059          4,729
  Income taxes (net). . . . . . . . . . . . . . . . . . . .            2,027            (19)
      Total other income and deductions . . . . . . . . . .            2,358         10,679

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .           86,242         91,904

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .           23,872         31,187
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .            5,343          4,545
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . . .             (652)          (635)
      Total interest charges. . . . . . . . . . . . . . . .           28,563         35,097

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .           57,679         56,807

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . .            3,355          3,402

EARNINGS APPLICABLE TO COMMON STOCK . . . . . . . . . . . .       $   54,324     $   53,405

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . .       61,617,873     59,441,111

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . . . . .       $      .88     $      .90

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .       $     .495     $     .485



The NOTES TO CONSOLIDATED FINANCIAL STATEMENTS are an integral part of these statements.

                                   WESTERN RESOURCES, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                                   (Thousands of Dollars)
                                         (Unaudited)
                                                                      Nine Months Ended
                                                                        September 30,
                                                                     1994           1993

OPERATING REVENUES:
  Electric. . . . . . . . . . . . . . . . . . . . . . . . .       $  868,814     $  859,873
  Natural gas . . . . . . . . . . . . . . . . . . . . . . .          389,903        539,137
    Total operating revenues. . . . . . . . . . . . . . . .        1,258,717      1,399,010

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .          172,756        181,266
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .           11,733          9,028
  Power purchased . . . . . . . . . . . . . . . . . . . . .            9,656         14,519
  Natural gas purchases . . . . . . . . . . . . . . . . . .          250,889        324,295
  Other operations. . . . . . . . . . . . . . . . . . . . .          230,528        261,411
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .           81,760         85,644
  Depreciation and amortization . . . . . . . . . . . . . .          115,622        122,524
  Amortization of phase-in revenues . . . . . . . . . . . .           13,158         13,158
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .           62,385         50,567
    State income. . . . . . . . . . . . . . . . . . . . . .           15,443         12,414
    General . . . . . . . . . . . . . . . . . . . . . . . .           83,222         96,727
      Total operating expenses. . . . . . . . . . . . . . .        1,047,152      1,171,553

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .          211,565        227,457

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .           (3,721)         9,337
  Gain on sale of Missouri Properties (see Note 2). . . . .           30,701           -
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .            7,614         14,940
  Income taxes (net). . . . . . . . . . . . . . . . . . . .           (5,622)        (1,877)
      Total other income and deductions . . . . . . . . . .           28,972         22,400

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .          240,537        249,857

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .           74,695         95,732
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           14,013         13,899
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . . .           (2,230)        (2,118)
      Total interest charges. . . . . . . . . . . . . . . .           86,478        107,513

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .          154,059        142,344

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . .           10,064         10,151

EARNINGS APPLICABLE TO COMMON STOCK . . . . . . . . . . . .       $  143,995     $  132,193

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . .       61,617,873     58,515,849

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . . . . .       $     2.34     $     2.26

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .       $    1.485     $    1.455



The NOTES TO CONSOLIDATED FINANCIAL STATEMENTS are an integral part of these statements.

                                   WESTERN RESOURCES, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                                   (Thousands of Dollars)
                                         (Unaudited)
                                                                   Twelve Months Ended
                                                                       September 30,
                                                                   1994          1993
OPERATING REVENUES:
  Electric. . . . . . . . . . . . . . . . . . . . . . . . .     $1,113,478    $1,094,012
  Natural gas . . . . . . . . . . . . . . . . . . . . . . .        655,588       765,166
    Total operating revenues. . . . . . . . . . . . . . . .      1,769,066     1,859,178

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .        228,543       233,942
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .         15,980        12,966
  Power purchased . . . . . . . . . . . . . . . . . . . . .         11,533        18,445
  Natural gas purchases . . . . . . . . . . . . . . . . . .        426,783       464,144
  Other operations. . . . . . . . . . . . . . . . . . . . .        318,277       334,817
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .        113,959       117,598
  Depreciation and amortization . . . . . . . . . . . . . .        157,462       162,601
  Amortization of phase-in revenues . . . . . . . . . . . .         17,545        17,544
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .         74,238        61,578
    State income. . . . . . . . . . . . . . . . . . . . . .         18,587        11,910
    General . . . . . . . . . . . . . . . . . . . . . . . .        109,988       122,531
      Total operating expenses. . . . . . . . . . . . . . .      1,492,895     1,558,076

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .        276,171       301,102

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .         (5,217)       11,748
  Gain on sale of Missouri Properties (see Note 2). . . . .         30,701          -
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .         11,092        18,838
  Income taxes (net). . . . . . . . . . . . . . . . . . . .         (4,522)       (2,907)
      Total other income and deductions . . . . . . . . . .         32,054        27,679

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .        308,225       328,781

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .        102,514       129,754
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         19,369        20,132
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . . .         (2,743)       (2,729)
      Total interest charges. . . . . . . . . . . . . . . .        119,140       147,157

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .        189,085       181,624

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . .         13,419        13,610

EARNINGS APPLICABLE TO COMMON STOCK . . . . . . . . . . . .     $  175,666    $  168,014

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . .     61,614,235    58,397,308

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . . . . .     $     2.85    $     2.88

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .     $     1.97    $     1.93



The NOTES TO CONSOLIDATED FINANCIAL STATEMENTS are an integral part of these statements.

                                   WESTERN RESOURCES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands of Dollars)
                                         (Unaudited)
                                                                     Nine Months Ended
                                                                       September 30,
                                                                    1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .    $  154,059     $  142,344
  Depreciation and amortization . . . . . . . . . . . . . . .       115,622        122,524
  Other amortization (including nuclear fuel) . . . . . . . .         8,390          8,208
  Gain on sale of utility plant (net of tax). . . . . . . . .       (19,296)          -
  Deferred taxes and investment tax credits (net) . . . . . .       (35,005)        11,450
  Amortization of phase-in revenues . . . . . . . . . . . . .        13,158         13,158
  Corporate-owned life insurance. . . . . . . . . . . . . . .       (13,600)       (18,586)
  Amortization of gain from sale-leaseback. . . . . . . . . .        (7,230)        (7,230)
  Changes in working capital items (net of effects from
      the sale of the Missouri Properties):
    Accounts receivable and unbilled revenues (net) . . . . .       (17,963)        61,420
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .        (5,473)        17,655
    Gas stored underground. . . . . . . . . . . . . . . . . .        (2,782)       (47,047)
    Accounts payable  . . . . . . . . . . . . . . . . . . . .       (68,457)       (81,415)
    Accrued taxes . . . . . . . . . . . . . . . . . . . . . .        74,008         54,585
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .        (7,067)        (8,772)
  Changes in other assets and liabilities . . . . . . . . . .        46,568        (13,068)
      Net cash flows from operating activities. . . . . . . .       234,932        255,226

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .       154,929        152,163
  Sale of utility plant . . . . . . . . . . . . . . . . . . .      (402,076)          -
  Non-utility investments . . . . . . . . . . . . . . . . . .         4,680         16,297
  Corporate-owned life insurance policies . . . . . . . . . .        24,588         25,687
  Death proceeds of corporate-owned life insurance policies .          -           (10,160)
      Net cash flows (from) used in investing activities. . .      (217,879)       183,987

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .      (221,595)       140,125
  Bank term loan retired. . . . . . . . . . . . . . . . . . .          -          (230,000)
  Bonds issued. . . . . . . . . . . . . . . . . . . . . . . .       235,923        223,500
  Bonds retired . . . . . . . . . . . . . . . . . . . . . . .      (223,906)      (214,000)
  Revolving credit agreement (net). . . . . . . . . . . . . .      (115,000)      (150,000)
  Other long-term debt (net). . . . . . . . . . . . . . . . .       (67,893)       (46,870)
  Borrowings against life insurance policies (net). . . . . .        41,504        182,079
  Common stock issued . . . . . . . . . . . . . . . . . . . .          -           122,021
  Dividends on preferred, preference and common stock . . . .      (100,950)       (94,083)
      Net cash flows from (used in) financing activities. . .      (451,917)       (67,228)

INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . .           894          4,011

CASH AND CASH EQUIVALENTS:
  BEGINNING OF THE PERIOD . . . . . . . . . . . . . . . . . .         1,217            875
  END OF THE PERIOD . . . . . . . . . . . . . . . . . . . . .   $     2,111     $    4,886

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized). . . . . . . . . . . . . . . . . . . . . . .   $   109,104     $  139,485
  Income taxes. . . . . . . . . . . . . . . . . . . . . . . .        72,204         27,648



The NOTES TO CONSOLIDATED FINANCIAL STATEMENTS are an integral part of these statements.

                                   WESTERN RESOURCES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands of Dollars)
                                         (Unaudited)
                                                                    Twelve Months Ended
                                                                        September 30,
                                                                   1994            1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .   $  189,085      $  181,624
  Depreciation and amortization . . . . . . . . . . . . . . .      157,462         162,601
  Other amortization (including nuclear fuel) . . . . . . . .       11,436          11,160
  Gain on sale of utility plant (net of tax). . . . . . . . .      (19,296)           -
  Deferred taxes and investment tax credits (net) . . . . . .      (18,769)         42,051
  Amortization of phase-in revenues . . . . . . . . . . . . .       17,545          17,544
  Corporate-owned life insurance. . . . . . . . . . . . . . .      (16,664)        (22,710)
  Amortization of gain from sale-leaseback. . . . . . . . . .       (9,640)         (9,640)
  Changes in working capital items (net of effects from
      the sale of the Missouri Properties):
    Accounts receivable and unbilled revenues (net) . . . . .      (94,919)        (27,677)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .       (5,055)         28,307
    Gas stored underground. . . . . . . . . . . . . . . . . .        7,121         (40,322)
    Accounts payable. . . . . . . . . . . . . . . . . . . . .      (30,211)         25,871
    Accrued taxes . . . . . . . . . . . . . . . . . . . . . .       26,908          15,313
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,460)          8,811
  Changes in other assets and liabilities . . . . . . . . . .       41,067         (39,717)
      Net cash flows from operating activities  . . . . . . .      254,610         353,216

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .      240,397         237,298
  Utility investment. . . . . . . . . . . . . . . . . . . . .        2,500            -
  Sale of utility plant . . . . . . . . . . . . . . . . . . .     (402,076)           -
  Non-utility investments . . . . . . . . . . . . . . . . . .        2,654          35,868
  Corporate-owned life insurance policies . . . . . . . . . .       26,169          21,032
  Death proceeds of corporate-owned life insurance policies .         -            (10,912)
      Net cash flows (from) used in investing activities. . .     (130,356)        283,286

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .     (143,050)        126,950
  Bank term loan retired. . . . . . . . . . . . . . . . . . .         -           (230,000)
  Bonds issued. . . . . . . . . . . . . . . . . . . . . . . .      235,923         358,500
  Bonds retired . . . . . . . . . . . . . . . . . . . . . . .     (376,372)       (341,466)
  Revolving credit agreement (net). . . . . . . . . . . . . .         -           (150,000)
  Other long-term debt (net). . . . . . . . . . . . . . . . .      (13,980)           (230)
  Common stock issued (net) . . . . . . . . . . . . . . . . .        3,970         122,021
  Preference stock redeemed . . . . . . . . . . . . . . . . .       (2,734)         (2,600)
  Borrowings against life insurance policies (net). . . . . .       42,685         176,713
  Dividends on preferred, preference and common stock . . . .     (134,183)       (125,638)
      Net cash flows from (used in) financing activities. . .     (387,741)        (65,750)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . .       (2,775)          4,180

CASH AND CASH EQUIVALENTS:
  BEGINNING OF THE PERIOD . . . . . . . . . . . . . . . . . .        4,886             706
  END OF THE PERIOD . . . . . . . . . . . . . . . . . . . . .   $    2,111      $    4,886

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized). . . . . . . . . . . . . . . . . . . . . . .   $  141,353      $  172,779
  Income taxes. . . . . . . . . . . . . . . . . . . . . . . .       93,664          28,685



The NOTES TO CONSOLIDATED FINANCIAL STATEMENTS are an integral part of these statements.

                                   WESTERN RESOURCES, INC.
                         CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                   (Thousands of Dollars)

                                                       September 30,     December 31,
                                                           1994              1993
                                                        (Unaudited)
COMMON STOCK EQUITY (see statement):
  Common stock, par value $5 per share,
    authorized 85,000,000 shares, outstanding
    61,617,873 shares. . . . . . . . . . . . . . . .    $  308,089        $  308,089
  Paid-in capital. . . . . . . . . . . . . . . . . .       667,992           667,738
  Retained earnings. . . . . . . . . . . . . . . . .       498,840           446,348
                                                         1,474,921  49%    1,422,175  45%

CUMULATIVE PREFERRED AND PREFERENCE STOCK:
  Not subject to mandatory redemption,
    Par value $100 per share, authorized
      600,000 shares, outstanding -
         4 1/2% Series, 138,576 shares . . . . . . .        13,858            13,858
         4 1/4% Series, 60,000 shares. . . . . . . .         6,000             6,000
         5% Series, 50,000 shares. . . . . . . . . .         5,000             5,000
                                                            24,858            24,858
  Subject to mandatory redemption,
    Without par value, $100 stated value,
      authorized 4,000,000 shares,
      outstanding -
         7.58% Series, 500,000 shares. . . . . . . .        50,000            50,000
         8.50% Series, 1,000,000 shares. . . . . . .       100,000           100,000
                                                           150,000           150,000
                                                           174,858   6%      174,858   6%

LONG-TERM DEBT:
  First mortgage bonds . . . . . . . . . . . . . . .       841,000           842,466
  Pollution control bonds. . . . . . . . . . . . . .       521,922           508,440
  Other pollution control obligations. . . . . . . .          -               13,980
  Revolving credit agreement . . . . . . . . . . . .          -              115,000
  Other long-term agreement. . . . . . . . . . . . .          -               53,913
  Less:
    Unamortized premium and discount (net) . . . . .         5,878             6,607
    Long-term debt due within one year . . . . . . .          -                3,204
                                                         1,357,044  45%    1,523,988  49%
TOTAL CAPITALIZATION . . . . . . . . . . . . . . . .    $3,006,823 100%   $3,121,021 100%


The NOTES TO CONSOLIDATED FINANCIAL STATEMENTS are an integral part of these statements.

                                   WESTERN RESOURCES, INC.
                       CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY
                                   (Thousands of Dollars)
                                        (Unaudited)

                                                         Common       Paid-in      Retained
                                                          Stock       Capital      Earnings

BALANCE DECEMBER 31, 1992, 58,045,550 shares. . . . .   $290,228      $559,636     $398,503

Net income. . . . . . . . . . . . . . . . . . . . . .                               142,344

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                               (10,151)
  Common stock, $1.455 per share  . . . . . . . . . .                               (84,456)
Expenses on preference stock. . . . . . . . . . . . .                     (556)
Issuance of 3,460,517 shares of common stock. . . . .     17,302       104,719


BALANCE SEPTEMBER 30, 1993, 61,506,067 shares . . . .    307,530       663,799      446,240

Net income. . . . . . . . . . . . . . . . . . . . . .                                35,026

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                                (3,355)
  Common stock, $0.97 per share . . . . . . . . . . .                               (31,563)

Expenses on common stock. . . . . . . . . . . . . . .                   (2,897)

Issuance of 111,806 shares of common stock. . . . . .        559         6,836


BALANCE DECEMBER 31, 1993, 61,617,873 shares  . . . .    308,089       667,738      446,348

Net income. . . . . . . . . . . . . . . . . . . . . .                               154,059

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                               (10,064)
  Common stock, $1.485 per share. . . . . . . . . . .                               (91,503)

Expenses on common stock. . . . . . . . . . . . . . .                     (228)
Distribution of common stock under the Customer
  Stock Purchase Plan . . . . . . . . . . . . . . . .                      482

BALANCE SEPTEMBER 30, 1994, 61,617,873 shares . . . .   $308,089      $667,992     $498,840


The NOTES TO CONSOLIDATED FINANCIAL STATEMENTS are an integral part of these statements.

                                   WESTERN RESOURCES, INC.
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)


1.  ACCOUNTING POLICIES AND OTHER INFORMATION

      General. The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries, Astra Resources, Inc. (Astra Resources), Kansas Gas and Electric Company (KG&E), and KPL Funding Corporation. KG&E owns 47% of the Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for the Wolf Creek Generating Station (Wolf Creek). The Company records its proportionate share of all transactions of WCNOC as it does other jointly-owned facilities. All significant intercompany transactions have been eliminated. The Company is conducting its utility business as KPL, Gas Service, and through its wholly-owned subsidiary, KG&E. The Company is conducting its non-utility business through Astra Resources.

      The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1994 and December 31, 1993, and the results of its operations for the three, nine, and twelve month periods ended September 30, 1994 and 1993. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Annual Report on Form 10-K and the KG&E Annual Report on Form 10-K incorporated by reference in the Company's 1993 Annual Report on Form 10-K.

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

      Cash Surrender Value of Life Insurance Contracts. The following amounts related to corporate-owned life insurance (COLI) contracts, primarily with one highly rated major insurance company, are recorded on the balance sheets (millions of dollars):
                                           September 30,   December 31,
                                               1994            1993

      Cash surrender value of contracts        $405.7          $326.3
      Borrowings against contracts             (391.2)         (321.6)
           COLI (net)                          $ 14.5          $  4.7

      Interest expense included in other income and deductions, net of taxes, related to COLI for the three, nine, and twelve months ended September 30, 1994, was $5.6, $15.4, and $20.1 million, respectively. Interest expense for the three, nine, and twelve months ended September 30, 1993, was $3.3, $6.2, and $7.9 million, respectively.

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

      The portion of the Missouri Properties purchased by Southern Union was sold for an estimated sale price of $400 million, in cash, based on a calculation as of December 31, 1993. The sale agreement provided for estimated amounts in the sale price calculation to be adjusted to actual as of January 31, 1994, within 120 days of closing. Disputes with respect to proposed adjustments based upon differences between estimates and actuals were to be resolved within 60 days of submission of the disputes (which were submitted within 15 days of the adjustment proposals) or submitted to arbitration by an accounting firm to be agreed to by both parties. Southern Union proposed a number of adjustments to the purchase price which the Company has disputed. The Company maintains the disputed adjustments are not permitted under the sale agreement and are not subject to the arbitration provisions. In the opinion of the Company's management the resolution of these purchase price adjustments will not have a material impact on the Company's financial position or results of operations.

      For information regarding litigation in connection with the sale of the Missouri Properties to Southern Union, see Note 5, LEGAL PROCEEDINGS.

      United Cities purchased the Company's natural gas distribution system in and around the City of Palmyra, Missouri, for $665,000 in cash.

      During the first quarter of 1994, the Company recognized a gain of approximately $19.3 million, net of tax, on the sale of the Missouri Properties. As of the respective dates of the sales of the Missouri Properties, the Company ceased recording the results of operations, and removed the assets and liabilities from the consolidated balance sheet related to the Missouri Properties. The gain is reflected in other income and deductions on the nine and twelve months ended September 30, 1994 consolidated income statements.

      The Company's operating revenues and operating income for the third quarter of 1994 do not include any results related to the Missouri Properties following the sale of those properties in the first quarter of 1994. The consolidated income statements for the nine and twelve months ended September 30, 1994, include revenues and operating income (unaudited) related to the Missouri Properties for a portion of these periods compared to the inclusion of such revenues and operating income for the full nine and twelve months ended September 30, 1993.

      The following table reflects the approximate operating revenues (unaudited) and operating income (unaudited) related to the Missouri Properties for the three, nine, and twelve months ended September 30, 1994 and 1993, through the sale to Southern Union on January 31, 1994 and United Cities on February 28, 1994 (millions of dollars):
                                               Percent                Percent
                                   Operating  of Total    Operating  of Total
                                    Revenues   Company      Income    Company
     Three months ended
         September 30,
           1994                     $    0        -         $    0        -
           1993                     $ 34.0       8.1%       $ (2.8)     (3.4)%

     Nine months ended
         September 30,
           1994                     $ 77.0       6.1%       $  5.0      2.4%
           1993                     $234.5      16.8%       $  9.4      4.1%

     Twelve months ended
         September 30,
           1994                     $192.3      10.9%       $ 16.3      5.9%
           1993                     $331.7      17.8%       $ 16.0      5.3%

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

3.  SHORT-TERM DEBT

      The Company's short-term financing requirements are satisfied through the sale of commercial paper, short-term bank loans and borrowings under unsecured lines of credit maintained with banks. At September 30, 1994, the Company had bank credit arrangements available of $145 million.


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

      The Company along with the other co-owners of Wolf Creek are among 14 companies that filed a lawsuit on June 20, 1994, seeking an interpretation of the DOE's obligation to begin accepting spent nuclear fuel for disposal in 1998. The Federal Nuclear Waste Policy Act requires DOE ultimately to accept and dispose of nuclear utilities' spent fuel. The DOE has filed a motion to have this case dismissed. The issue to be decided in this case is whether DOE must begin accepting spent fuel in 1998 or at a future date.

      Decommissioning. On June 9, 1994, the KCC issued an order approving the decommissioning cost of the 1993 Wolf Creek Decommissioning Cost Study which estimates the Company's share of Wolf Creek decommissioning costs, under the immediate dismantlement method, to be approximately $595 million primarily during the period 2025 through 2033, or approximately $174 million in 1993 dollars. These costs were calculated using an assumed inflation rate of 3.45% over the remaining service life, in 1993, of 32 years.

      Decommissioning costs are being charged to operating expenses. Electric rates charged to customers provide for recovery of these decommissioning costs over the life of Wolf Creek. Amounts so expensed ($3.5 million in 1993 increasing annually to $5.5 million in 2024) and earnings on trust fund assets are deposited in an external trust fund. The assumed return on trust assets is 5.9%.

      The Company's investment in the decommissioning fund, including reinvested earnings was $16.0 and $13.2 million at September 30, 1994 and December 31, 1993, respectively. These amounts are reflected in OTHER PROPERTY AND INVESTMENTS, Decommissioning Trust, and the related liability is included in DEFERRED CREDITS AND OTHER LIABILITIES, Other, on the consolidated balance sheets.

      The Company carries $117 million in premature decommissioning insurance. The insurance coverage has several restrictions. One of these is that it can only be used if Wolf Creek incurs an accident exceeding $500 million in expenses to safely stabilize the reactor, to decontaminate the reactor and reactor station site in accordance with a plan approved by the Nuclear Regulatory Commission (NRC), and to pay for on-site property damages. If the amount designated as decommissioning insurance is needed to implement the NRC-approved plan for stabilization and decontamination, it would not be available for decommissioning purposes.

      Nuclear Insurance. The Price-Anderson Act limits the combined public liability of the owners of nuclear power plants to $9.0 billion for a single nuclear incident. The Wolf Creek owners (Owners) have purchased the maximum available private insurance of $200 million and the balance is provided by an assessment plan mandated by the NRC. Under this plan, the Owners are jointly and severally subject to a retrospective assessment of up to $79.3 million ($37.3 million, Company's share) in the event there is a nuclear incident involving any of the nation's licensed reactors. This assessment is subject to an inflation adjustment based on the Consumer Price Index and applicable premium taxes. There is a limitation of $10 million ($4.7 million, Company's share) in retrospective assessments per incident per year.

      The Owners carry decontamination liability, premature decommissioning liability, and property damage insurance for Wolf Creek totalling approximately $2.8 billion ($1.3 billion, Company's share). This insurance is provided by a combination of "nuclear insurance pools" ($500 million) and Nuclear Electric Insurance Limited (NEIL) ($2.3 billion). In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination. The remaining proceeds from the $2.8 billion insurance coverage ($1.3 billion, Company's share), if any, can be used for property damage up to $1.2 billion (Company's share) and premature decommissioning costs up to $117 million (Company's share) in excess of funds previously collected for decommissioning (as discussed under "Decommissioning").

      The Owners also carry additional insurance with NEIL to cover costs of replacement power and other extra expenses incurred during a prolonged outage resulting from accidental property damage at Wolf Creek. If losses incurred at any of the nuclear plants insured under the NEIL policies exceed premiums, reserves, and other NEIL resources, the Company may be subject to retrospective assessments of approximately $13 million per year.

      Although the Company maintains various insurance policies to provide coverage for potential losses and liabilities resulting from an accident or an extended outage, the Company's insurance coverage may not be adequate to cover the costs that could result from a major accident or extended outage at Wolf Creek. Any substantial losses not covered by insurance, to the extent not recoverable through rates, could have a material adverse effect on the Company's financial condition and results of operations.

      Clean Air Act. The Clean Air Act Amendments of 1990 (the Act) require a two-phase reduction in sulfur dioxide and oxides of nitrogen (NOx) emissions effective in 1995 and 2000 and a probable reduction in toxic emissions. To meet the monitoring and reporting requirements under the acid rain program, the Company is installing continuous monitoring and reporting equipment at a total cost of approximately $10 million. At December 31, 1993, the Company had completed approximately $4 million of these capital expenditures with the remaining $6 million of capital expenditures to be completed in 1994. The Company does not expect additional equipment to reduce sulfur emissions to be necessary under Phase II. Although the Company currently has no Phase I affected units, the Company applied for an early substitution permit to bring the co-owned LaCygne Generating Station under the Phase I guidelines.

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

      Environmental. The Company was previously associated with 20 former manufactured gas sites located in Kansas which may contain coal tar and other potentially harmful materials. These sites were operated decades ago by other companies, and may have been owned by the Company for a period of time after they had ceased operation. The Company and the Kansas Department of Health and Environment (KDHE) have conducted preliminary assessments of the sites at a cost of approximately $500,000. The results of the preliminary investigations determined the Company does not have a connection to four of the sites. Of the remaining 16 sites, the Company has initiated site investigation and risk assessment of the highest priority site and anticipates a total cost for site investigations of approximately $500,000 to $700,000 in 1994.

      The Company and KDHE entered into a consent agreement governing all future work at these sites. The terms of the consent agreement will allow the Company to investigate the 16 sites and set remediation priorities based upon the results of the investigations and risk analysis. The prioritized sites will be investigated over a 10 year period. The agreement will allow the Company to set mutual objectives with the KDHE in order to expedite effective response activities and to control costs and environmental impact. The Company is aware of other utilities in Region VII of the EPA (Kansas, Missouri, Nebraska, and Iowa) which have incurred remediation costs for manufactured gas sites ranging between $500,000 and $10 million, depending on the site, and that the KCC has issued an accounting order which will permit another Kansas utility to recover a portion of its remediation costs through rates. To the extent that such remediation costs are not recovered through rates, the costs could be material to the Company's financial position or results of operations depending on the degree of remediation required and number of years over which the remediation must be completed.

      The Company has been identified as one of numerous potentially responsible parties in four hazardous waste sites listed by the EPA as Superfund sites. One site is a groundwater contamination site in Wichita, Kansas, and two are soil contamination sites in Missouri. The other site is a solid waste land-fill located in Edwardsville, Kansas. The Company's obligation at these sites appears to be limited based on the Company's experience. In the opinion of the Company's management, the resolution of these matters will not have a material impact on the financial position of the Company or results of operations.

      As part of the sale of the Company's Missouri Properties to Southern Union, Southern Union assumed responsibility under an agreement for any environmental matters related to the Missouri Properties purchased by Southern Union pending at the date of the sale or that may arise after closing. For any environmental matters pending or discovered within two years of the date of the agreement, and after pursuing several other potential recovery options, the Company may be liable for up to a maximum of $7.5 million under a sharing arrangement with Southern Union provided for in the agreement.

      For more information with respect to Commitments and Contingencies, see
Note 4, COMMITMENTS AND CONTINGENCIES of the Company's 1993 Annual Report on Form 10-K.


5.  LEGAL PROCEEDINGS

      On June 1, 1994, Southern Union filed an action against the Company, The Bishop Group, Ltd., and other entities affiliated with The Bishop Group, in the Federal District Court for the Western District of Missouri (Southern Union Company v. Western Resources, Inc. et al., Case No 94-509-CV-W-1) alleging, among other things, breach of the Missouri Properties sale agreement relating to certain gas supply contracts between the Company and various Bishop entities that Southern Union assumed, and requesting unspecified monetary damages as well as declaratory relief. On August 1, 1994, the Company filed its answer and counterclaim denying all claims asserted against it by Southern Union and requesting declaratory judgment with respect to certain adjustments in the purchase price for the Missouri Properties proposed by Southern Union and disputed by the Company. On August 24, 1994, Southern Union filed claims against the Company for alleged purchase price adjustments totalling $19 million. In the Company's opinion, the disputed adjustments are not proper adjustments to the purchase price. See Note 2, SALE OF MISSOURI NATURAL GAS DISTRIBUTION PROPERTIES.

      On August 15, 1994, the Bishop entities filed an answer and claims against Southern Union and the Company alleging, among other things, breach of those certain gas supply contracts. The Bishop entities claimed damages up to $270 million against the Company and Southern Union. The Company believes that through the sale agreement Southern Union assumed all liabilities arising out of or related to gas supply contracts associated with the Missouri Properties. The Company also believes it is not liable for any claims asserted against it by the Bishop entities and will vigorously defend such claims.

      The Company has received a civil investigative demand from the U.S. Department of Justice seeking certain information in connection with the department's investigation "to determine whether there is, has been, or may be a violation of the Sherman Act Sec. 1-2" with respect to the natural gas business in Kansas and Missouri. The Company is cooperating with the Department of Justice, but is not aware of any violation of the antitrust laws in connection with its business operations.

      For additional information with respect to Legal Proceedings see Note 15, LEGAL PROCEEDINGS of the Company's 1993 Annual Report on Form 10-K.


6.  RATE MATTERS AND REGULATION

      On June 20, 1994, Williams Natural Gas Company (WNG) filed an application with FERC to direct bill approximately $29.9 million of FERC Order No. 636 transition costs to the Company related to natural gas sales service in Kansas, Missouri, and Oklahoma. FERC issued an order authorizing the direct billing, subject to refund, beginning July 20, 1994. The Company believes substantially all of these costs and any future transition costs ultimately will be recovered through charges to its current Kansas and Oklahoma and former Missouri customers, and any unrecovered transition costs will not be material to the Company's financial position or results of operations. For additional information with respect to FERC Order No. 636 see Management's Discussion and Analysis, OTHER INFORMATION of the Company's 1993 Annual Report on Form 10-K.

      On October 5, 1994, WNG filed an application with FERC to direct bill to the Company up to $30.4 million of settlement costs paid to Amoco Production Company (Amoco) related to litigation between WNG and Amoco regarding the proper price to be paid for gas purchased by WNG from Amoco. The proposed direct bill is related to natural gas service rendered by the Company in Kansas and Oklahoma. The Company believes substantially all of these costs and any future settlement costs ultimately will be recovered through charges to its Kansas and Oklahoma customers, and any unrecovered settlement costs will not be material to the Company's financial position or results of operations.

      Gas Transportation Charges. On September 12, 1991, the KCC authorized the Company to begin recovering, through the Purchase Gas Adjustment (PGA), deferred supplier gas transportation costs of $9.9 million incurred through December 31, 1990, based on a three-year amortization schedule. On December 30, 1991, the KCC authorized the Company to recover deferred transportation costs of approximately $2.8 million incurred subsequent to December 31, 1990 through the PGA over a 32-month period. At September 30, 1994, approximately $830 thousand of these deferrals remain in other deferred charges on the consolidated balance sheet. In September, 1994 the Company received a refund from the Panhandle Eastern Pipeline Company (Panhandle) of $1.4 million due to the disallowance by FERC of some of Panhandle's charges in their rates billed to the Company.

      KCC Rate Proceedings. On January 24, 1992, the KCC issued an order allowing the Company to continue the deferral of service line replacement program costs incurred since January 1, 1992, including depreciation, property taxes, and carrying costs for recovery in the next general rate case. At September 30, 1994, approximately $5.7 million of these deferrals have been included in other deferred charges on the consolidated balance sheet.

      On December 30, 1991, the KCC approved a permanent natural gas rate increase of $39 million annually and the Company discontinued the deferral of accelerated line survey costs on January 1, 1992. Approximately $4.4 million of deferred costs remain in other deferred charges on the consolidated balance sheet at September, 30, 1994, with the balance being included in rates and amortized to expense during a 43-month period, commencing January 1, 1992.

      For additional information with respect to Rate Matters and Regulation see Note 5, RATE MATTERS AND REGULATION of the Company's 1993 Annual Report on Form 10-K.

7.  INCOME TAXES

      Total income tax expense included in the Consolidated Statements of Income reflects the Federal statutory rate of 35% since January 1, 1993 and 34% for all prior periods. The Federal statutory rate produces effective income tax rates of 36.5% and 30.2% for the three month periods, 35.6% and 31.3% for the nine month periods, and 34.4% and 29.6% for the twelve month periods ended September 30, 1994 and 1993, respectively. The effective income tax rates vary from the Federal statutory rate due to permanent differences, including the amortization of investment tax credits, and accelerated amortization of certain deferred income taxes.

      For additional information with respect to Income Taxes see Note 12, INCOME TAXES of the Notes to Consolidated Financial Statements in the Company's 1993 Annual Report on Form 10-K.


8.  EMPLOYEE BENEFIT PLANS

      The Company adopted Statement of Financial Accounting Standards No. 112 (SFAS 112) in the first quarter of 1994, which established accounting and reporting standards for postemployment benefits. The statement requires the Company to recognize the liability to provide postemployment benefits when the liability has been incurred. To mitigate the impact adopting SFAS 112 will have on rate increases, the Company received an order from the KCC permitting the initial deferral of SFAS 112 transition costs and expenses and its inclusion in the future computation of cost of service net of an income stream generated from corporate-owned life insurance (COLI). At September 30, 1994, the Company's SFAS 112 liability recorded on the consolidated balance sheet was approximately $8.9 million.

      At December 31, 1993, the Company's total Statement of Financial Accounting Standards No. 106 (SFAS 106) obligation was approximately $166.5 million and the SFAS 106 expense was approximately $26.5 million for 1993. With the sale of the Missouri Properties, the Company's SFAS 106 obligation at December 31, 1993 would have been lower by approximately $40.1 million and the 1993 expense would have been $5.3 million lower. To mitigate the impact SFAS 106 expense will have on rate increases, the Company will include in the future computation of cost of service the actual SFAS 106 expense and an income stream generated from COLI. To the extent SFAS 106 expense exceeds income from the COLI program, this excess is being deferred and will be offset by income generated through the deferral period by the COLI program in accordance with the provisions of the FASB Emerging Issues Task Force Issue No. 92-12.

9.  LONG-TERM DEBT

      The Company had a long-term debt agreement which contained provisions for the sale of accounts receivable and unbilled revenues (receivables) and phase-in revenues up to a total of $180 million. This agreement was terminated on November 1, 1994. Amounts related to receivables were accounted for as sales while those related to phase-in revenues were accounted for as collateralized borrowings. Additional receivables were continually sold to replace those collected. At September 30, 1994 and December 31, 1993, outstanding receivables amounting to $20.1 million and $56.8 million, respectively, were considered sold under the agreement.

      On October 5, 1994, the Company extended its $350 million revolving credit facility which will expire on October 5, 1999.

      For additional information with respect to Long-Term Debt see Note 8, LONG-TERM DEBT of the Notes to Financial Statements in the Company's 1993 Annual Report on Form 10-K.

                                   WESTERN RESOURCES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with MANAGEMENT'S DISCUSSION AND ANALYSIS of the Company's 1993 Annual Report on Form 10-K.

      The following updates the information provided in the 1993 Annual Report on Form 10-K and analyzes the changes in the results of operations between the three, nine, and twelve month periods ended September 30, 1994 and comparable periods of 1993.

      As a result of the sale of the Missouri Properties, as described in
Note 2, SALE OF MISSOURI NATURAL GAS DISTRIBUTION PROPERTIES, of the Notes to Consolidated Financial Statements (Note 2), the Company recognized a gain of approximately $19.3 million, net of tax, and ceased recording the results of operations for the Missouri Properties during the first quarter of 1994. Consequently, the Company's results of operations for the three, nine, and twelve months ended September 30, 1994 are not fully comparable to the results of operations for the same periods ending September 30, 1993.

      For additional information regarding the sale of the Missouri Properties and the pending litigation see Note 2 and Note 5, LEGAL PROCEEDINGS, of the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION

      General. Net income for the third quarter of 1994 was $58 million, up two percent from net income of $57 million for the same period of 1993. The Company earned $0.88 per share of common stock for the third quarter of 1994, a decrease of $0.02 per share from the third quarter of 1993. There were

61,617,873 and 59,441,111 average shares outstanding for the third quarter of 1994 compared to 1993, respectively.

      The increase in net income is primarily due to lower operating expenses as a result of the sale of the Missouri Properties and reduced interest expense from lower debt balances. Partially offsetting the increase were higher income taxes caused by the completion of the KG&E accelerated amortization of certain deferred income tax reserves. As of December 31, 1993, KG&E had fully amortized these deferred income tax reserves related to the allowance for borrowed funds used during construction capitalized for Wolf Creek. The absence of the amortization of these deferred income tax reserves reduces net income by approximately $3 million per quarter or approximately $12 million per year.

      Operating revenues were $379 million and $419 million for the three months ended September 30, 1994 and 1993, respectively. The decrease in revenues is caused by lower natural gas revenues as a result of the sale of the Missouri Properties (see Note 2) and lower electric revenues resulting from cooler summer temperatures in the third quarter of 1994 compared to 1993.

      Net income for the nine and twelve months ended September 30, 1994, was $154 million and $189 million, respectively, compared to $142 million and $182 million for the comparable periods of 1993. The increase for both periods is primarily the result of increased electric sales, reduced interest costs, and the gain on the sale of the Missouri Properties. Partially offsetting these increases was the completion of the amortization of certain deferred income tax reserves discussed previously.

      Operating revenues were $1.3 billion and $1.8 billion, respectively, for the nine and twelve months ended September 30, 1994 compared to $1.4 billion and $1.9 billion for the same periods of 1993. The decrease in revenues is primarily a result of the sale of the Missouri Properties.

      The quarterly dividend rate is $0.495 per share, for an indicated annual rate of $1.98 per share. The book value per share was $23.94 at September 30, 1994, up from $23.08 at December 31, 1993.

      Liquidity and Capital Resources. The Company's short-term debt balance at September 30, 1994, decreased approximately $222 million from December 31, 1993, primarily as a result of the use of the proceeds from the sale of the Missouri Properties and the issuance, on January 20, 1994, of $100 million of KG&E first mortgage bonds to retire such debt.

      At September 30, 1994, the Company had bank credit arrangements available of $145 million. On October 5, the Company extended its $350 million revolving credit facility which will now expire on October 5, 1999.

      On April 28, 1994, two series of Market-Adjusted Tax Exempt Securities (MATES) totalling $75.5 million were sold on behalf of the Company at a rate of 2.95% for the initial auction period. The interest rate is being reset periodically via an auction process. As of September 30, 1994, the rate on these bonds was 3.25% for $45 million and 3.375% for the remaining $30.5 million. The net proceeds from the new issues, together with available cash, were used to refund two series of pollution control bonds totalling $75.5 million bearing interest rates of 5.9% and 6.75%.

      On April 28, 1994, three series of MATES totalling $46.4 million were sold on behalf of KG&E at a rate of 2.95% for the initial auction period. The interest rate is being reset periodically via an auction process. As of September 30, 1994, the rate on these bonds ranged from 3.15% to 3.19%. The net proceeds from the new issues, together with available cash, were used to refund three series of pollution control bonds totalling $46.4 million bearing interest rates between 5 7/8% and 6.8%.

      In 1986 KG&E purchased corporate-owned life insurance policies (COLI) on certain of its employees. For the nine months ended September 30, 1994, KG&E increased its borrowings against the accumulated cash surrender values of the policies by $39.9 million and received $1.6 million from increased borrowings on Wolf Creek Nuclear Operating Company policies.


OPERATING RESULTS

      Revenues. The Company's revenues vary with levels of usage as a result of changing weather conditions during comparable periods and are sensitive to seasonal fluctuations between consecutive periods. Future electric and natural gas sales will continue to be affected by weather conditions, competing fuel sources, wholesale demand, and the overall economy of the Company's service area.
      The following table reflects changes in electric sales for the three, nine, and twelve months ended September 30, 1994 from the comparable periods of 1993.
      Increase (decrease) in electric sales volumes:

                                       3 Months     9 Months   12 Months
                                         ended        ended      ended
         Residential                    (6.8)%       (1.1)%        -
         Commercial                      1.7%         4.2%        2.8%
         Industrial                      3.8%         1.8%        0.9%
         Total retail sales             (0.7)%        1.6%        1.2%

         Wholesale and interchange     (32.0)%       (3.3)%       4.8%
         Total electric sales           (7.9)%        0.6%        2.0%

      Electric revenues decreased one percent for the three months ended September 30, 1994 compared to the same period of 1993. The decrease is due to lower residential and wholesale and interchange sales. Residential sales were down because of milder temperatures for the third quarter of 1994, which was eight percent cooler than the third quarter of 1993. Wholesale and interchange sales were lower because of high sales in the third quarter of 1993 to other utilities while their generating units were down due to the flooding of 1993.

      Electric revenues increased one percent for the nine months ended September 30, 1994, primarily as a result of increased commercial and
industrial sales resulting from customer growth.   Partially offsetting these
higher sales were lower residential and wholesale and interchange sales due to the mild 1994 temperatures and one-time interchange sales as discussed previously. Partially offsetting the loss of the one-time interchange sales in 1993 was the addition of new interchange customers. In February 1994, the Company joined the Western Systems Power Pool which opened additional markets for interchange power.

      Electric revenues for the twelve months ended September 30, 1994, increased two percent as a result of higher revenues from all classes of customers. Increased commercial sales had the largest impact on the increased revenues.

      The following table reflects changes in natural gas sales for the three, nine, and twelve months ended September 30, 1994 from the comparable periods of 1993.

      Increase (decrease) in natural gas sales volumes (decrease):

                                     3 Months      9 Months    12 Months
                                       ended         ended       ended
         Residential                  (47.3)%       (35.4)%     (23.3)%
         Commercial                   (39.5)%       (38.2)%     (25.2)%
         Industrial                   (49.1)%       (61.5)%     (68.0)%
         Transportation               (32.3)%       (28.6)%     (21.3)%
         Total deliveries             (37.2)%       (34.0)%     (23.5)%

      Natural gas revenues and sales decreased significantly for the three, nine, and twelve months ended September 30, 1994 compared to the same periods of 1993 as a result of the sale of the Missouri Properties in the first quarter of 1994 (see Note 2).

      Also contributing to the decreases for the nine and twelve months ended September 30, 1994 were lower natural gas sales for space heating as a result of the milder temperatures during the 1994 heating season. Partially offsetting these decreases was a higher unit gas cost being recovered from customers through Purchased Gas Adjustment clauses (PGA).

      Operating Expenses. Total operating expenses decreased 13 percent, 11 percent, and four percent for the three, nine, and twelve months ended September 30, 1994 compared to the same periods of 1993. These decreases are primarily the result of the sale of the Missouri Properties (see Note 2).

      Also contributing to the decreased operating expenses for the three months ended were lower fuel and purchased power expenses resulting from decreased electric demand caused by the mild temperatures discussed previously. Reduced operations and maintenance expenses, other than as a result of the sale of the Missouri Properties, also decreased total operating expense.

      Partially offsetting the decreases for the nine and twelve month periods were higher nuclear fuel costs, increased income tax expense, and a higher unit cost of gas which is passed on to customers through the PGA. Nuclear fuel costs were higher as a result of higher availability of Wolf Creek during these periods. Beginning March 5, 1993, Wolf Creek was taken off-line for approximately 73 days for scheduled refueling and maintenance.

      Wolf Creek Generating Station (Wolf Creek) operates on an eighteen month refueling cycle. Wolf Creek began its seventh refueling and maintenance outage in mid September 1994. The outage took approximately 47 days. The operations and maintenance expenses associated with the refueling are being deferred and then amortized over eighteen months.

      As of December 31, 1993, KG&E had fully amortized its deferred income tax reserves related to the allowance for borrowed funds used during construction capitalized for Wolf Creek. The completion of the amortization of these deferred income tax reserves increased income taxes and thereby reduced net income by approximately $3 million for the three months ended and $9 million for the nine and twelve months ended September 30, 1994, respectively.

      Other Income and Deductions. Other income and deductions, net of taxes, was significantly lower for the quarter ended September 30, 1994 compared to 1993 as a result of increased interest expense on COLI borrowings and the receipt of death proceeds in the third quarter of 1993.

      Other income and deductions, net of taxes, was higher for the nine and twelve months ended September 30, 1994 compared to 1993 due to the recognizing of the gain on the sale of the Missouri Properties of approximately $19.3 million, net of tax, (see Note 2). Partially offsetting these increases was increased interest expense on COLI borrowings.

Interest Charges and Preferred and Preference Dividend Requirements. Total interest charges decreased for the three, nine, and twelve months ended September 30, 1994 from the comparable periods in 1993, as a result of lower debt balances and the refinancing of higher cost debt, as well as increased COLI borrowings which interest is reflected in Other Income and Deductions on the consolidated income statement.

                                   WESTERN RESOURCES, INC.
                                 Part II  Other Information



Item 5.  Other Information

      The transaction described in Item 5 of the Company's Quarterly Report of Form 10-Q for the quarter ended June 30, 1994, was not consummated. The Company will proceed on its own towards the development of a natural gas market center for the mid-continent region of the U.S.


Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits:

         Exhibit 27 -      Financial Data Schedule

         Exhibit 99 -      Kansas Gas and Electric Company's Quarterly Report on
                           Form 10-Q for the quarter ended September 30, 1994
                           (filed electronically)

    (b) Reports on Form 8-K:

         None

                                         SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Western Resources, Inc.



Date       November 10, 1994          By            S. L. Kitchen

                                        S. L. Kitchen, Executive Vice
President
                                              and Chief Financial Officer



Date       November 10, 1994          By          Jerry D. Courington
                                                  Jerry D. Courington,
                                                     Controller