Form 10-K/A
WESTERN RESOURCES INC /KS
filed 1995-03-30
CIK 54507

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-K/A
      [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

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
         (Class)                               (Outstanding at March 29, 1995)

                         Documents Incorporated by Reference:
     Part                              Document

     III Portions of the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 1995.

     Exhibit 12 is being submitted to correct Exhibit 12 to the Company's Annual Report on Form 10-K as filed on March 29, 1995.

                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 WESTERN RESOURCES, INC.


March 30, 1995                        By         Jerry D. Courington
                                                 Jerry D. Courington
                                                      Controller