Form 10-Q
period 1995-03-31
WESTERN RESOURCES INC /KS
filed 1995-05-09
CIK 54507

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.   20549


                                          FORM 10-Q

(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1995


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

                           Yes X                       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at May 8, 1995
Common Stock, $5.00 par value                           61,887,278

<page 2>
                                   WESTERN RESOURCES, INC.
                                           INDEX


                                                                      Page No.

Part I.  Financial Information

   Item 1.  Financial Statements

        Consolidated Balance Sheets                                        3

        Consolidated Statements of Income                                4 - 5

        Consolidated Statements of Cash Flows                            6 - 7

        Consolidated Statements of Capitalization                          8

        Consolidated Statements of Common Stock Equity                     9

        Notes to Consolidated Financial Statements                        10

   Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      18

Part II.  Other Information

   Item 4.  Submission of Matters to a Vote to Security Holders           23

   Item 5.  Other Information                                             23

   Item 6.  Exhibits and Reports on Form 8-K                              23

Signatures                                                                24

<page 3>

                                   WESTERN RESOURCES, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                   (Dollars in Thousands)
                                                               March 31,       December 31,
                                                                  1995             1994
                                                              (Unaudited)
                    ASSETS
UTILITY PLANT:
  Electric plant in service . . . . . . . . . . . . . . .      $5,261,016        $5,226,175
  Natural gas plant in service. . . . . . . . . . . . . .         750,950           737,191
                                                               ----------        ----------
                                                                6,011,966         5,963,366
  Less - Accumulated depreciation . . . . . . . . . . . .       1,828,447         1,790,266
                                                               ----------        ----------
                                                                4,183,519         4,173,100
  Construction work in progress . . . . . . . . . . . . .          80,274            85,290
  Nuclear fuel (net). . . . . . . . . . . . . . . . . . .          42,263            39,890
                                                               ----------        ----------
     Net utility plant. . . . . . . . . . . . . . . . . .       4,306,056         4,298,280
                                                               ----------        ----------
OTHER PROPERTY AND INVESTMENTS:
  Net non-utility investments . . . . . . . . . . . . . .          73,238            74,017
  Decommissioning trust . . . . . . . . . . . . . . . . .          17,827            16,944
  Other . . . . . . . . . . . . . . . . . . . . . . . . .          10,965            13,556
                                                               ----------        ----------
                                                                  102,030           104,517
                                                               ----------        ----------
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . .           3,116             2,715
  Accounts receivable and unbilled revenues (net) . . . .         214,863           219,760
  Fossil fuel, at average cost. . . . . . . . . . . . . .          41,646            38,762
  Gas stored underground, at average cost . . . . . . . .          24,519            45,222
  Materials and supplies, at average cost . . . . . . . .          55,834            56,145
  Prepayments and other current assets. . . . . . . . . .          41,727            27,932
                                                               ----------        ----------
                                                                  381,705           390,536
                                                               ----------        ----------
DEFERRED CHARGES AND OTHER ASSETS:
  Deferred future income taxes. . . . . . . . . . . . . .         101,886           101,886
  Deferred coal contract settlement costs . . . . . . . .          32,025            33,606
  Phase-in revenues . . . . . . . . . . . . . . . . . . .          57,020            61,406
  Corporate-owned life insurance (net). . . . . . . . . .          46,497            16,967
  Other deferred plant costs. . . . . . . . . . . . . . .          31,723            31,784
  Unamortized debt expense. . . . . . . . . . . . . . . .          56,971            58,237
  Other . . . . . . . . . . . . . . . . . . . . . . . . .          80,715            92,399
                                                               ----------        ----------
                                                                  406,837           396,285
                                                               ----------        ----------
     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .      $5,196,628        $5,189,618
                                                               ==========        ==========
   CAPITALIZATION AND LIABILITIES

CAPITALIZATION (see statement). . . . . . . . . . . . . .      $3,017,600        $3,006,341
                                                               ----------        ----------
CURRENT LIABILITIES:
  Short-term debt . . . . . . . . . . . . . . . . . . . .         280,063           308,200
  Long-term debt due within one year. . . . . . . . . . .            -                   80
  Accounts payable. . . . . . . . . . . . . . . . . . . .          96,183           130,616
  Accrued taxes . . . . . . . . . . . . . . . . . . . . .         147,288            86,966
  Accrued interest and dividends. . . . . . . . . . . . .          59,491            61,069
  Other . . . . . . . . . . . . . . . . . . . . . . . . .          63,917            69,025
                                                               ----------        ----------
                                                                  646,942           655,956
                                                               ----------        ----------

DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes . . . . . . . . . . . . . . . . .         962,917           971,014
  Deferred investment tax credits . . . . . . . . . . . .         137,345           137,651
  Deferred gain from sale-leaseback . . . . . . . . . . .         249,931           252,341
  Other . . . . . . . . . . . . . . . . . . . . . . . . .         181,893           166,315
                                                               ----------        ----------
                                                                1,532,086         1,527,321
                                                               ----------        ----------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 5)
   TOTAL CAPITALIZATION AND LIABILITIES . . . . . . . . .      $5,196,628        $5,189,618
                                                               ==========        ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

<page 4>

                                   WESTERN RESOURCES, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                                   (Dollars in Thousands)
                                         (Unaudited)
                                                                     Three Months Ended
                                                                          March 31,
                                                                     1995           1994(1)
OPERATING REVENUES:
  Electric. . . . . . . . . . . . . . . . . . . . . . . . .       $  253,258     $  251,497
  Natural gas . . . . . . . . . . . . . . . . . . . . . . .          164,288        286,875
                                                                  ----------     ----------

    Total operating revenues. . . . . . . . . . . . . . . .          417,546        538,372
                                                                  ----------     ----------
OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .           46,931         52,640
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .            4,688          3,863
  Power purchased . . . . . . . . . . . . . . . . . . . . .            3,549          2,351
  Natural gas purchases . . . . . . . . . . . . . . . . . .          101,738        198,652
  Other operations. . . . . . . . . . . . . . . . . . . . .           75,820         77,563
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .           26,842         26,497
  Depreciation and amortization . . . . . . . . . . . . . .           38,397         39,308
  Amortization of phase-in revenues . . . . . . . . . . . .            4,386          4,386
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .           17,494         22,092
    State income. . . . . . . . . . . . . . . . . . . . . .            4,657          5,222
    General . . . . . . . . . . . . . . . . . . . . . . . .           24,527         32,016
                                                                  ----------     ----------
      Total operating expenses. . . . . . . . . . . . . . .          349,029        464,590
                                                                  ----------     ----------
OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .           68,517         73,782

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .           (1,716)        (1,235)
  Gain on sale of Missouri Properties (see Note 2). . . . .             -            30,701
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .            3,662          2,367
  Income taxes (net). . . . . . . . . . . . . . . . . . . .            1,182         (8,945)
                                                                  ----------     ----------
      Total other income and deductions . . . . . . . . . .            3,128         22,888
                                                                  ----------     ----------

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .           71,645         96,670
                                                                  ----------     ----------
INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .           23,846         26,691
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .            7,087          4,515
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . . .             (863)          (669)
                                                                  ----------     ----------
      Total interest charges. . . . . . . . . . . . . . . .           30,070         30,537
                                                                  ----------     ----------
NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .           41,575         66,133

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . .            3,355          3,354
                                                                  ----------     ----------
EARNINGS APPLICABLE TO COMMON STOCK . . . . . . . . . . . .       $   38,220     $   62,779
                                                                  ==========     ==========

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . .       61,746,996     61,617,873

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . . . . .       $      .62     $     1.02

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .       $     .505     $     .495



(1) Information reflects the sales of the Missouri Properties (Note 2).
The Notes to Consolidated Financial Statements are an integral part of these statements.

<page 5>

                                   WESTERN RESOURCES, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                                   (Dollars in Thousands)
                                         (Unaudited)
                                                                   Twelve Months Ended
                                                                        March 31,
                                                                   1995          1994(1)
OPERATING REVENUES:
  Electric. . . . . . . . . . . . . . . . . . . . . . . . .     $1,123,542    $1,104,763
  Natural gas . . . . . . . . . . . . . . . . . . . . . . .        373,575       763,387
                                                                ----------    ----------
    Total operating revenues. . . . . . . . . . . . . . . .      1,497,117     1,868,150
                                                                ----------    ----------
OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .        215,057       231,291
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .         14,387        14,431
  Power purchased . . . . . . . . . . . . . . . . . . . . .         16,636        14,149
  Natural gas purchases . . . . . . . . . . . . . . . . . .        215,662       489,235
  Other operations. . . . . . . . . . . . . . . . . . . . .        301,648       341,328
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .        113,531       117,415
  Depreciation and amortization . . . . . . . . . . . . . .        150,719       162,762
  Amortization of phase-in revenues . . . . . . . . . . . .         17,544        17,545
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .         71,879        64,668
    State income. . . . . . . . . . . . . . . . . . . . . .         18,580        16,330
    General . . . . . . . . . . . . . . . . . . . . . . . .         97,193       119,101
                                                                ----------    ----------
      Total operating expenses. . . . . . . . . . . . . . .      1,232,836     1,588,255
                                                                ----------    ----------
OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .        264,281       279,895
                                                                ----------    ----------
OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .         (5,835)        5,137
  Gain on sale of Missouri Properties (see Note 2). . . . .           -           30,701
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .         14,133        15,082
  Income taxes (net). . . . . . . . . . . . . . . . . . . .          5,798        (8,456)
                                                                ----------    ----------
      Total other income and deductions . . . . . . . . . .         14,096        42,464
                                                                ----------    ----------
INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .        278,377       322,359
                                                                ----------    ----------
INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .         95,638       117,154
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         22,711        19,037
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . . .         (2,861)       (2,521)
                                                                ----------    ----------
      Total interest charges. . . . . . . . . . . . . . . .        115,488       133,670
                                                                ----------    ----------
NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .        162,889       188,689

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . .         13,419        13,514
                                                                ----------    ----------

EARNINGS APPLICABLE TO COMMON STOCK . . . . . . . . . . . .     $  149,470    $  175,175
                                                                ==========    ==========

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . .     61,649,712    60,174,937

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . . . . .     $     2.42    $     2.91

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .     $     1.99    $     1.95



(1) Information reflects the sales of the Missouri Properties (Note 2).
The Notes to Consolidated Financial Statements are an integral part of these statements.

<page 6>

                                   WESTERN RESOURCES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Dollars in Thousands)
                                         (Unaudited)
                                                                     Three Months Ended
                                                                          March 31,
                                                                    1995            1994(1)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .     $    41,575     $   66,133
  Depreciation and amortization . . . . . . . . . . . . . .          38,397         39,308
  Other amortization (including nuclear fuel) . . . . . . .           3,534          2,806
  Gain on sales of utility plant (net of tax) . . . . . . .            (940)       (19,296)
  Deferred taxes and investment tax credits (net) . . . . .          (9,489)       (62,412)
  Amortization of phase-in revenues . . . . . . . . . . . .           4,386          4,386
  Corporate-owned life insurance. . . . . . . . . . . . . .          (4,976)        (4,519)
  Amortization of gain from sale-leaseback. . . . . . . . .          (2,410)        (2,410)
  Changes in working capital items (net of effects from
      the sale of the Missouri Properties):
    Accounts receivable and unbilled revenues (net) . . . .           4,897        (57,247)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .          (2,884)        (5,466)
    Gas stored underground. . . . . . . . . . . . . . . . .          20,703         29,705
    Accounts payable  . . . . . . . . . . . . . . . . . . .         (34,433)       (41,438)
    Accrued taxes . . . . . . . . . . . . . . . . . . . . .          59,701        122,167
    Other . . . . . . . . . . . . . . . . . . . . . . . . .           7,961         (7,218)
  Changes in other assets and liabilities . . . . . . . . .          10,205        111,629
                                                                -----------     ----------
      Net cash flows from operating activities. . . . . . .         136,227        176,128
                                                                -----------     ----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . .          51,171         44,506
  Sales of utility plant. . . . . . . . . . . . . . . . . .          (1,583)      (402,076)
  Non-utility investments (net) . . . . . . . . . . . . . .           2,651            668
  Corporate-owned life insurance policies . . . . . . . . .          28,352            281
                                                                -----------     ----------
      Net cash flows (from) used in investing activities. .          80,591       (356,621)
                                                                -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . .         (28,137)      (320,480)
  Bonds issued. . . . . . . . . . . . . . . . . . . . . . .            -           113,982
  Bonds retired . . . . . . . . . . . . . . . . . . . . . .            (105)      (101,466)
  Revolving credit agreements (net) . . . . . . . . . . . .            -          (115,000)
  Other long-term debt (net). . . . . . . . . . . . . . . .            -           (67,893)
  Borrowings against life insurance policies (net). . . . .           2,674            645
  Common stock issued . . . . . . . . . . . . . . . . . . .           4,188           -
  Dividends on preferred, preference and common stock . . .         (33,855)       (33,239)
                                                                -----------     ----------
      Net cash flows (used in) from financing activities. .         (55,235)      (523,451)
                                                                -----------     ----------

INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . .             401          9,298

CASH AND CASH EQUIVALENTS:
  Beginning of the period . . . . . . . . . . . . . . . . .           2,715          1,217
                                                                -----------     ----------
  End of the period . . . . . . . . . . . . . . . . . . . .     $     3,116     $   10,515
                                                                ===========     ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized). . . . . . . . . . . . . . . . . . . . . .     $    33,396     $   31,979
  Income taxes. . . . . . . . . . . . . . . . . . . . . . .             130           -

(1) Information reflects the sales of the Missouri Properties (Note 2).
The Notes to Consolidated Financial Statements are an integral part of these statements.

<page 7>

                                   WESTERN RESOURCES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Dollars in Thousands)
                                         (Unaudited)
                                                                    Twelve Months Ended
                                                                         March 31,
                                                                    1995          1994(1)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .   $  162,889      $  188,689
  Depreciation and amortization . . . . . . . . . . . . . . .      150,719         162,762
  Other amortization (including nuclear fuel) . . . . . . . .       11,633          12,184
  Gain on sales of utility plant (net of tax) . . . . . . . .         (940)        (19,296)
  Deferred taxes and investment tax credits (net) . . . . . .       36,368         (42,798)
  Amortization of phase-in revenues . . . . . . . . . . . . .       17,544          17,545
  Corporate-owned life insurance. . . . . . . . . . . . . . .      (17,703)        (22,015)
  Amortization of gain from sale-leaseback. . . . . . . . . .       (9,640)         (9,640)
  Changes in working capital items (net of effects from
      the sale of the Missouri Properties):
    Accounts receivable and unbilled revenues (net) . . . . .      (13,486)        (46,338)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .       (5,246)          2,087
    Gas stored underground. . . . . . . . . . . . . . . . . .      (14,405)        (10,113)
    Accounts payable. . . . . . . . . . . . . . . . . . . . .      (34,677)        (30,726)
    Accrued taxes . . . . . . . . . . . . . . . . . . . . . .      (41,710)         87,961
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .       27,992           2,773
  Changes in other assets and liabilities . . . . . . . . . .      (40,460)        112,956
                                                                ----------      ----------
      Net cash flows from operating activities  . . . . . . .      228,878         406,031
                                                                ----------      ----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .      244,361         240,070
  Utility investment. . . . . . . . . . . . . . . . . . . . .         -              2,500
  Sales of utility plant. . . . . . . . . . . . . . . . . . .       (1,583)       (402,076)
  Non-utility investments (net) . . . . . . . . . . . . . . .       11,024           7,419
  Corporate-owned life insurance policies . . . . . . . . . .       54,489          27,119
  Death proceeds of corporate-owned life insurance policies .         -            (10,157)
                                                                ----------      ----------
      Net cash flows (from) used in investing activities. . .      308,291        (135,125)
                                                                ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .      159,648        (205,285)
  Bonds issued. . . . . . . . . . . . . . . . . . . . . . . .      121,941         278,982
  Bonds retired . . . . . . . . . . . . . . . . . . . . . . .     (122,545)       (409,432)
  Revolving credit agreement (net). . . . . . . . . . . . . .         -           (360,000)
  Other long-term debt (net). . . . . . . . . . . . . . . . .         -            (13,980)
  Borrowings against life insurance policies (net). . . . . .       44,204         183,284
  Common stock issued (net) . . . . . . . . . . . . . . . . .        4,188         125,991
  Preference stock redeemed . . . . . . . . . . . . . . . . .         -             (2,734)
  Dividends on preferred, preference and common stock . . . .     (135,422)       (129,574)
                                                                ----------      ----------
      Net cash flows (used in) from financing activities. . .       72,014        (532,748)
                                                                ----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . .       (7,399)          8,408

CASH AND CASH EQUIVALENTS:
  Beginning of the period . . . . . . . . . . . . . . . . . .       10,515           2,107
                                                                ----------      ----------
  End of the period . . . . . . . . . . . . . . . . . . . . .   $    3,116      $   10,515
                                                                ==========      ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized). . . . . . . . . . . . . . . . . . . . . . .   $  136,202      $  162,744
  Income taxes. . . . . . . . . . . . . . . . . . . . . . . .       90,359          49,108

(1) Information reflects the sales of the Missouri Properties (Note 2).
The Notes to Consolidated Financial Statements are an integral part of these statements.

<page 8>

                                   WESTERN RESOURCES, INC.
                         CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                   (Dollars in Thousands)

                                                         March 31,       December 31,
                                                           1995              1994
                                                        (Unaudited)
COMMON STOCK EQUITY (see statement):
  Common stock, par value $5 per share,
    authorized 85,000,000 shares, outstanding
    61,760,853 and 61,617,873 shares, respectively .    $  308,804        $  308,089
  Paid-in capital. . . . . . . . . . . . . . . . . .       671,465           667,992
  Retained earnings. . . . . . . . . . . . . . . . .       505,404           498,374
                                                        ----------        ----------
                                                         1,485,673  49%    1,474,455  49%
                                                        ----------        ----------
CUMULATIVE PREFERRED AND PREFERENCE STOCK:
  Not subject to mandatory redemption,
    Par value $100 per share, authorized
      600,000 shares, outstanding -
         4 1/2% Series, 138,576 shares . . . . . . .        13,858            13,858
         4 1/4% Series, 60,000 shares. . . . . . . .         6,000             6,000
         5% Series, 50,000 shares. . . . . . . . . .         5,000             5,000
                                                         ---------        ----------
                                                            24,858            24,858
                                                         ---------        ----------
  Subject to mandatory redemption,
    Without par value, $100 stated value,
      authorized 4,000,000 shares,
      outstanding -
         7.58% Series, 500,000 shares. . . . . . . .        50,000            50,000
         8.50% Series, 1,000,000 shares. . . . . . .       100,000           100,000
                                                         ---------        ----------
                                                           150,000           150,000
                                                         ---------        ----------
                                                           174,858   6%      174,858   6%
                                                         ---------        ----------
LONG-TERM DEBT:
  First mortgage bonds . . . . . . . . . . . . . . .       841,000           841,000
  Pollution control bonds. . . . . . . . . . . . . .       521,817           521,922
  Less:
    Unamortized premium and discount (net) . . . . .         5,748             5,814
    Long-term debt due within one year . . . . . . .          -                   80
                                                        ----------        ----------
                                                         1,357,069  45%    1,357,028  45%
                                                        ----------        ----------
TOTAL CAPITALIZATION . . . . . . . . . . . . . . . .    $3,017,600 100%   $3,006,341 100%
                                                        ==========        ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

<page 9>

                                   WESTERN RESOURCES, INC.
                       CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY
                                   (Dollars in Thousands)
                                         (Unaudited)

                                                         Common       Paid-in      Retained
                                                          Stock       Capital      Earnings

BALANCE DECEMBER 31, 1993, 61,617,873 shares  . . . .   $308,089      $667,738     $446,348

Net income. . . . . . . . . . . . . . . . . . . . . .                                66,133

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                                (3,354)
  Common stock, $0.495 per share. . . . . . . . . . .                               (30,500)

Expenses on common stock. . . . . . . . . . . . . . .                     (224)
                                                        --------      --------     --------


BALANCE MARCH 31, 1994, 61,617,873 shares . . . . . .    308,089       667,514      478,627


Net income. . . . . . . . . . . . . . . . . . . . . .                               121,314

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                               (10,064)
  Common stock, $1.485 per share. . . . . . . . . . .                               (91,503)

Expenses on common stock. . . . . . . . . . . . . . .                       (4)
Distribution of common stock under the Customer
  Stock Purchase Plan . . . . . . . . . . . . . . . .                      482
                                                        --------      --------     --------

BALANCE DECEMBER 31, 1994, 61,617,873 shares. . . . .    308,089       667,992      498,374

Net income. . . . . . . . . . . . . . . . . . . . . .                                41,575

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                                (3,355)
  Common stock, $0.505 per share. . . . . . . . . . .                               (31,190)

Issuance of 142,980 shares of common stock. . . . . .        715         3,473
                                                        --------      --------     --------

BALANCE MARCH 31, 1995, 61,760,853 shares . . . . . .   $308,804      $671,465     $505,404
                                                        ========      ========     ========



The Notes to Consolidated Financial Statements are an integral part of these statements.

<page 10>
                                   WESTERN RESOURCES, INC.
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)


1.  ACCOUNTING POLICIES AND OTHER INFORMATION

      General: The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries, Astra Resources, Inc. (Astra Resources), Kansas Gas and Electric Company (KG&E), KPL Funding Corporation (KFC), and Mid Continent Market Center Inc. (MCMC). KG&E owns 47% of the Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for the Wolf Creek Generating Station (Wolf Creek). The Company records its proportionate share of all transactions of WCNOC as it does other jointly-owned facilities. All significant intercompany transactions have been eliminated. The operations of Astra Resources, KFC, and MCMC were not material to the Company's results of operations. The Company is conducting its utility business as KPL, Gas Service, and through its wholly-owned subsidiary, KG&E. The Company is conducting its non-utility business through Astra Resources.

      The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1995 and December 31, 1994, and the results of its operations for the three and twelve month periods ended March 31, 1995 and 1994. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K and the KG&E Annual Report on Form 10-K incorporated by reference in the Company's 1994 Annual Report on Form 10-K.

      The accounting policies of the Company are in accordance with generally accepted accounting principles as applied to regulated public utilities. The accounting and rates of the Company are subject to requirements of the Kansas Corporation Commission (KCC), Oklahoma Corporation Commission, and the Federal Energy Regulatory Commission (FERC).

      Cash Surrender Value of Life Insurance Contracts: The following amounts related to corporate-owned life insurance (COLI) contracts, primarily with one highly rated major insurance company, are recorded on the consolidated balance sheets:
                                             March 31,     December 31,
                                               1995            1994
                                               (Dollars in Millions)

      Cash surrender value of contracts        $441.1          $408.9
      Borrowings against contracts             (394.6)         (391.9)
           COLI (net)                          $ 46.5          $ 17.0

      The COLI borrowings will be repaid upon receipt of proceeds from death benefits under contracts. Increases in the cash surrender value of contracts, resulting from premiums and investment earnings, are recognized as income on a tax free basis in Corporate-owned Life Insurance (net) on the Consolidated

<page 11>
Statements of Income. For the three and twelve months ended March 31, 1995, income from increases in cash surrender value, net of premium and administrative expenses, and income from death proceeds was $3.9 million and $16.1 million, respectively, compared to $3.5 million and $19.9 million for the three and twelve months ended March 31, 1994, respectively. Interest expense on COLI borrowings is recorded as a tax deductible expense in Corporate-owned Life Insurance (net) on the Consolidated Statements of Income. For the three and twelve months ended March 31, 1995, interest expense on COLI borrowings was $5.6 million and $21.9 million, respectively, compared to $4.7 million and $14.8 million for the three and twelve months ended March 31, 1994, respectively.

      As approved by the KCC, the Company is using a portion of the net income stream generated by COLI policies purchased in 1993 and 1992 by the Company to offset Statement of Financial Accounting Standards No. 106 (SFAS 106) and Statement of Financial Accounting Standards No. 112 (SFAS 112) expenses.

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

      The portion of the Missouri Properties purchased by Southern Union was sold for an estimated sale price of $400 million, in cash. The sale agreement provided for estimated amounts in the sale price calculation to be adjusted to actual. Southern Union proposed a number of adjustments to the purchase price, some of which the Company disputed. The disputed items were submitted to an arbitrator in February 1995. Based on the decision of the arbitrator rendered in April 1995, Southern Union paid the Company $3.6 million, including interest, for the disputed items. For information regarding litigation in connection with the sale of the Missouri Properties to Southern Union, see Note 3.

      United Cities purchased the Company's natural gas distribution system in and around the City of Palmyra, Missouri, for $665,000 in cash.

      During the first quarter of 1994, the Company recognized a gain of approximately $19.3 million, net of tax, on the sale of the Missouri Properties. As of the respective dates of the sales of the Missouri Properties, the Company ceased recording the results of operations, and removed the assets and liabilities from the Consolidated Balance Sheet related to the Missouri Properties. The gain is reflected in Other Income and Deductions on the three and twelve months ended March 31, 1994 Consolidated Statements of Income.


<page 12>
  The Company's operating revenues and operating income for the three and twelve months ended March 31, 1995, do not include any results related to the Missouri Properties.

      The following table reflects the approximate operating revenues (unaudited) and operating income (unaudited) related to the Missouri Properties for the three and twelve months ended March 31, 1994, through the sale to Southern Union on January 31, 1994 and United Cities on February 28, 1994:

                                                  March 31, 1994
                                         3 months ended     12 months ended
                                               (Dollars in Thousands)
      Operating Revenues. . . . . . . .         $77,008            $284,813
        Percent of Total Company. . . .            14.3%               15.2%

      Operating Income. . . . . . . . .          $4,997             $14,426
        Percent of Total Company. . . .             6.8%                5.2%

      Separate audited financial information was not kept by the Company for the Missouri Properties. This unaudited financial information is based on assumptions and allocations of expenses of the Company as a whole.


3.  LEGAL PROCEEDINGS

      On June 1, 1994, Southern Union filed an action against the Company, The Bishop Group, Ltd., and other entities affiliated with The Bishop Group, in the Federal District Court for the Western District of Missouri (the Court) (Southern Union Company v. Western Resources, Inc. et al., Case No. 94-509-CV-W-1) alleging, among other things, breach of the Missouri Properties sale agreement relating to certain gas supply contracts between the Company and various Bishop entities that Southern Union assumed, and requesting unspecified monetary damages as well as declaratory relief. On August 1, 1994, the Company filed its answer and counterclaim denying all claims asserted against it by Southern Union and requesting declaratory judgment with respect to certain adjustments in the purchase price for the Missouri Properties proposed by Southern Union and disputed by the Company. On August 24, 1994, Southern Union filed claims against the Company for alleged purchase price adjustments totalling $19 million. The Company subsequently agreed that approximately $4 million of the purchase price adjustments were subject to arbitration. On January 18, 1995, the Court held the remaining $15 million of proposed adjustments to the purchase price were subject to arbitration under the sale agreement. The disputed items were submitted to an arbitrator in February 1995. Based on the decision of the arbitrator rendered in April 1995, Southern Union paid the Company $3.6 million including interest, for the disputed items. For additional information regarding the sales of the Missouri Properties, see Note 2.

      On August 15, 1994, the Bishop entities filed an answer and claims against Southern Union and the Company alleging, among other things, breach of those certain gas supply contracts. The Bishop entities claimed damages up to $270 million against the Company and Southern Union. In March, 1995 this litigation between the Company and the Bishop entities was settled with the realignment of the commercial relationship between the parties. The resolution of this matter is not expected to have a material adverse impact on the Company.

<page 13>
      The Company received a civil investigative demand from the U.S. Department of Justice seeking certain information in connection with the department's investigation "to determine whether there is, has been, or may be a violation of the Sherman Act Sec. 1-2" with respect to the natural gas business in Kansas and Missouri. The Company is cooperating with the Department of Justice, but is not aware of any violation of the antitrust laws in connection with its business operations.

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


4.  RATE MATTERS AND REGULATION

      KCC Rate Proceedings: On January 24, 1992, the KCC issued an order allowing the Company to defer service line replacement program costs incurred since January 1, 1992, including depreciation, property taxes, and carrying costs for recovery in the next general rate case. At March 31, 1995, approximately $8.7 million of these deferrals have been included in Deferred Charges and Other Assets, Other, on the Consolidated Balance Sheet.


5.  COMMITMENTS AND CONTINGENCIES

      As a part of its ongoing operations and construction program, the Company had commitments under purchase orders and contracts which had an unexpended balance of approximately $77 million at December 31, 1994. Approximately $32 million was attributable to modifications to upgrade the three turbines at Jeffrey Energy Center to be completed by December 31, 1998.

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

<page 14>
      The Company and KDHE entered into a consent agreement governing all future work at these sites. The terms of the consent agreement will allow the Company to investigate the 16 sites and set remediation priorities based upon the results of the investigations and risk analysis. The prioritized sites will be investigated over a 10 year period. The agreement will allow the Company to set mutual objectives with the KDHE in order to expedite effective response activities and to control costs and environmental impact. The Company is aware of other utilities in Region VII of the EPA (Kansas, Missouri, Nebraska, and Iowa) which have incurred remediation costs for manufactured gas sites ranging between $500,000 and $10 million, depending on the site, and that the KCC has issued an accounting order which will permit another Kansas utility to recover its remediation costs through rates. To the extent that such remediation costs are not recovered through rates, the costs could be material to the Company's financial position or results of operations depending on the degree of remediation required and number of years over which the remediation must be completed.

      Superfund Sites: The Company is one of numerous potentially responsible parties at a groundwater contamination site in Wichita, Kansas (Wichita site) which is listed by the EPA as a Superfund site. The Company has previously been associated with other Superfund sites of which the Company's liability has been classified as de minimis and any potential obligations have been settled at minimal cost. The Company's obligation at the Wichita site appears to be limited based on the Company's experience at similar sites given its limited exposure and settlement costs. In the opinion of the Company's management, the resolution of this matter will not have a material impact on the Company's financial position or results of operations.

      Clean Air Act: The Clean Air Act Amendments of 1990 (the Act) require a two-phase reduction in sulfur dioxide and oxides of nitrogen (NOx) emissions effective in 1995 and 2000 and a probable reduction in toxic emissions. To meet the monitoring and reporting requirements under the acid rain program, the Company installed continuous monitoring and reporting equipment at a total cost of approximately $10 million. The Company does not expect additional equipment to reduce sulfur emissions to be necessary under Phase II. Although the Company has no units subject to Phase I regulations, the owners obtained an early substitution permit to bring the co-owned La Cygne Station under the Phase I regulations.

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

<page 15>
      Spent Nuclear Fuel Disposal: Under the Nuclear Waste Policy Act of 1982, the U.S. Department of Energy (DOE) is responsible for the ultimate storage and disposal of spent nuclear fuel removed from nuclear reactors. Under a contract with the DOE for disposal of spent nuclear fuel, the Company pays a quarterly fee to DOE of one mill per kilowatthour on net nuclear generation. These fees are included as part of nuclear fuel expense.

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

      The Company's investment in the decommissioning fund, including reinvested earnings was $17.8 million and $16.9 million at March 31, 1995 and December 31, 1994, respectively. These amounts are reflected in Decommissioning Trust, and the related liability is included in Deferred Credits and Other Liabilities, Other, on the Consolidated Balance Sheets.

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

      Nuclear Insurance: The Price-Anderson Act limits the combined public liability of the owners of nuclear power plants to $8.9 billion for a single nuclear incident. The Wolf Creek owners (Owners) have purchased the maximum available private insurance of $200 million and the balance is provided by an

<page 16>
assessment plan mandated by the NRC. Under this plan, the Owners are jointly and severally subject to a retrospective assessment of up to $79.3 million ($37.3 million, Company's share) in the event there is a major nuclear incident involving any of the nation's licensed reactors. This assessment is subject to an inflation adjustment based on the Consumer Price Index and applicable premium taxes. There is a limitation of $10 million ($4.7 million, Company's share) in retrospective assessments per incident, per year.

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

      Although the Company maintains various insurance policies to provide coverage for potential losses and liabilities resulting from an accident or an extended outage, the Company's insurance coverage may not be adequate to cover the costs that could result from a catastrophic accident or extended outage at Wolf Creek. Any substantial losses not covered by insurance, to the extent not recoverable through rates, would have a material adverse effect on the Company's financial position and results of operations.

      Federal Income Taxes: During 1991, the Internal Revenue Service (IRS) completed an examination of KG&E's federal income tax returns for the years 1984 through 1988. In October 1993, KG&E received another examination report for the years 1989 and 1990 covering the same issues identified in the previous examination report. In April 1995, after approximately four years of negotiations with the Appeals Office of the IRS, KG&E reached agreement on the ultimate disposition of the issues raised in the examination reports. Based on the settlement agreement, management believes that adequate tax reserves have been provided and the settlement will have no effect on the Company's financial position or results of operations.

      Fuel Commitments: To supply a portion of the fuel requirements for its generating plants, the Company has entered into various commitments to obtain nuclear fuel, coal, and natural gas. Some of these contracts contain provisions for price escalation and minimum purchase commitments. At December 31, 1994, WCNOC's nuclear fuel commitments (Company's share) were approximately $12.6 million for uranium concentrates expiring at various times through 1997, $122.9 million for enrichment expiring at various times through 2014, and $56.5 million for fabrication through 2012. At December 31, 1994, the Company's coal and natural gas contract commitments in 1994 dollars under

<page 17>
the remaining terms of the contracts were approximately $3 billion and $9 million, respectively. The largest coal contract expires in 2020, with the remaining coal contracts expiring at various times through 2013. The majority of natural gas contracts expire in 1995 but have automatic one-year extension provisions. In the normal course of business, additional commitments and spot market purchases will be made to obtain adequate fuel supplies.

      Energy Act: As part of the 1992 Energy Policy Act, a special assessment is being collected from utilities for a uranium enrichment, decontamination, and decommissioning fund. The Company's portion of the assessment for Wolf Creek is approximately $7 million, payable over 15 years. Management expects such costs to be recovered through the ratemaking process.


6.  INCOME TAXES

      Total income tax expense included in the Consolidated Statements of Income reflects the Federal statutory rate of 35%. The Federal statutory rate produces effective income tax rates of 33.8% and 35.6% for the three month periods and 34.7% for the twelve month periods ended March 31, 1995 and 1994, respectively. The effective income tax rates vary from the Federal statutory rate due to permanent differences, including the amortization of investment tax credits, and accelerated amortization of certain deferred income taxes.

<page 18>
                                   WESTERN RESOURCES, INC.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Management's Discussion and Analysis of the Company's 1994 Annual Report on Form 10-K. The following updates the information provided in the 1994 Annual Report on Form 10-K and analyzes the changes in the results of operations between the three and twelve month periods ended March 31, 1995 and comparable periods of 1994.


      As a result of the sales of the Missouri Properties, as described in
Note 2, Sales of Missouri Natural Gas Distribution Properties, of the Notes to Consolidated Financial Statements, the Company recognized a gain of approximately $19.3 million, net of tax, and ceased recording the results of operations for the Missouri Properties during the first quarter of 1994. Consequently, the Company's operating revenues and operating income for the three and twelve months ended March 31, 1995, do not include any results related to the Missouri Properties and are not fully comparable to the results of operations for the same periods ending March 31, 1994.

      The following table reflects the approximate operating revenues (unaudited) and operating income (unaudited) related to the Missouri Properties for the three and twelve months ended March 31, 1994, through the sale to Southern Union on January 31, 1994 and United Cities on February 28, 1994:

                                                  March 31, 1994
                                         3 months ended     12 months ended
                                               (Dollars in Thousands)
      Operating Revenues. . . . . . . .         $77,008            $284,813
        Percent of Total Company. . . .            14.3%               15.2%

      Operating Income. . . . . . . . .          $4,997             $14,426
        Percent of Total Company. . . .             6.8%                5.2%

      Separate audited financial information was not kept by the Company for the Missouri Properties. This unaudited financial information is based on assumptions and allocations of expenses of the Company as a whole.

      For additional information regarding the sales of the Missouri Properties and the pending litigation see Note 2 and Note 3 of the Notes to Consolidated Financial Statements.

<page 19>
FINANCIAL CONDITION

      General: Net income for the first quarter of 1995 was $42 million, down from net income of $66 million for the same period of 1994. The Company earned $0.62 per share of common stock for the first quarter of 1995, a decrease of $0.40 per share from the first quarter of 1994. The decrease in net income and earnings per share is primarily due to the inclusion, in the first quarter of 1994, of the gain on the sales of, and operating income from, the Missouri Properties prior to the sales in the first quarter of 1994.

      Operating revenues were $418 million and $538 million for the three months ended March 31, 1995 and 1994, respectively. The decrease in revenues is caused by lower natural gas revenues as a result of the sales of the Missouri Properties, mild winter temperatures, resulting in lower natural gas sales in the first quarter of 1995 compared to 1994, and a lower unit cost of natural gas. Changes in the unit cost of natural gas are passed on to customers through purchased gas adjustment clauses (PGA).

      Net income for the twelve months ended March 31, 1995, was $163 million compared to $189 million the same period of 1994. The Company earned $2.42 per share of common stock for the twelve months ended March 31, 1995, a decrease of $0.49 per share from the comparable period of 1994. The decrease in net income and earnings per share is primarily due to the inclusion of the gain on the sales of, and operating income from, the Missouri Properties prior to the sales in the first quarter of 1994.

      Operating revenues were $1.5 billion for the twelve months ended March 31, 1995 compared to $1.9 billion for the same period of 1994. The decrease in revenues is a result of the sales of the Missouri Properties, mild winter temperatures in the first quarter of 1995 compared to 1994, and a lower unit cost of natural gas passed on to customers through the PGA.

      A quarterly dividend of $0.505 per share was declared in the first quarter of 1995, for an indicated annual rate of $2.02 per share. The book value per share was $24.06 at March 31, 1995, up from $23.93 at December 31,
1994.   There were 61,746,996 and 61,617,873 average shares outstanding for the first quarter of 1995 and 1994, respectively.

      Liquidity and Capital Resources: The Company's short-term financing requirements are satisfied, as needed, through the sale of commercial paper, short-term bank loans and borrowings under unsecured lines of credit maintained with banks. At March 31, 1995, short-term borrowings amounted to $280 million, of which $151 million was commercial paper.


RESULTS OF OPERATIONS

      Revenues: The Company's revenues vary with levels of usage as a result of changing weather conditions during comparable periods and are sensitive to seasonal fluctuations between consecutive periods. Future electric and natural gas sales will continue to be affected by weather conditions, competing fuel sources, wholesale demand, and the overall economy of the Company's service area.

<page 20>
      The following table reflects changes in electric sales for the three and twelve months ended March 31, 1995 from the comparable periods of 1994.

      Increase (decrease) in electric sales volumes:

                                       3 Months        12 Months
                                         ended           ended
         Residential                    (2.2)%            2.2%
         Commercial                      2.1%             4.2%
         Industrial                      6.5%             4.3%
         Total retail sales              2.3%             3.6%

         Wholesale and interchange     (22.3)%          (24.8)%
         Total electric sales           (3.8)%           (3.2)%

      Electric revenues increased less than one percent for the three months ended March 31, 1995 compared to 1994. The slight increase was due to increased commercial and industrial sales. Partially offsetting these increases were lower residential and wholesale and interchange sales. Residential sales were down because of milder temperatures during the first quarter of 1995, which was seven percent warmer than the first quarter of 1994. Wholesale and interchange sales were lower because of the mild weather and decreased demand from other utilities. Also offsetting the increase from commercial and industrial sales was an additional $1.6 million of amortization of the final merger refund for the three months ended March 31, 1995 compared to 1994.

      Electric revenues increased nearly two percent for the twelve months ended March 31, 1995, primarily as a result of increased retail sales
resulting from customer growth.   Partially offsetting higher electric revenue
from increased retail sales were lower wholesale and interchange sales, and an additional $4.8 million of amortization of the merger refund for the twelve months ended March 31, 1995 compared to 1994. The decrease in wholesale and interchange sales was primarily due to higher sales during the twelve months ended March 31, 1994 to other utilities while their generating units were down due to the 1993 floods.

      The following table reflects changes in natural gas sales for the three and twelve months ended March 31, 1995 from the comparable periods of 1994.

      Increase (decrease) in natural gas sales volumes:

                                 Excluding                 Including
                            Missouri Operations       Missouri Operations
                           3 Months    12 Months     3 Months    12 Months
                             ended       ended         ended       ended
      Residential            (7.1)%      (13.1)%      (30.9)%      (44.7)%
      Commercial             (9.3)%      (12.5)%      (36.2)%      (48.3)%
      Industrial            (28.0)%      (44.3)%      (36.2)%      (53.8)%
      Transportation          1.0 %        8.8 %      (20.2)%      (30.3)%
      Total Deliveries        0.1 %       (3.6)%      (25.4)%      (39.3)%

      Natural gas revenues and sales decreased significantly for the three and twelve months ended March 31, 1995 compared to the same periods of 1994 as a result of the sales of the Missouri Properties in the first quarter of 1994.

<page 21>
      Excluding natural gas sales related to the Missouri Properties, prior to the sales of those properties in the first quarter of 1994, natural gas revenues would have also been lower for the three and twelve months ended March 31, 1995. This decrease was a result of seven percent warmer winter temperatures in the first quarter of 1995 compared to 1994, and a lower unit cost of natural gas which is passed on to customers through the PGA. The unit cost of natural gas sold during the three and twelve months ended March 31, 1995 was significantly lower than the same periods of 1994.

      Operating Expenses: Total operating expenses decreased 25 percent and 22 percent for the three and twelve months ended March 31, 1995 compared to the same periods of 1994. These decreases were primarily the result of the sales of the Missouri Properties.

      Also contributing to the decreased operating expenses for the three and twelve months ended was lower fossil fuel expense, resulting from decreased electric generation, and decreased natural gas purchases, resulting from a lower unit cost of natural gas. As discussed previously, the decreased generation was primarily due to lower sales to wholesale and interchange customers.

      Income tax expense was higher for the twelve months ended March 31, 1995. As of December 31, 1993, KG&E had fully amortized its deferred income tax reserves related to the allowance for borrowed funds used during construction capitalized for Wolf Creek. The completion of the amortization of these deferred income tax reserves increased income taxes and thereby reduced net income by approximately $9 million for the twelve months ended March 31, 1995 compared to 1994.

      Other Income and Deductions: Other income and deductions, net of taxes, was significantly lower for the three and twelve months ended March 31, 1995 compared to 1994 due to the recognition of the gain on the sales of the Missouri Properties, of approximately $19.3 million, net of tax, during the first quarter of 1994.

      Also contributing to the decrease in Other Income for the twelve months ended was additional interest expense on increased COLI borrowings.

      Interest Charges and Preferred and Preference Dividend Requirements:
Total interest charges decreased two percent for the three months ended and 14 percent for the twelve months ended March 31, 1995 from the comparable periods in 1994. The decrease was a result of lower debt balances and the refinancing of higher cost debt, as well as increased COLI borrowings which interest is reflected in Other Income and Deductions on the Consolidated Statements of Income. Partially offsetting these decreases were higher interest rates on short-term borrowings.

<page 22>
OTHER INFORMATION

      Merger Implementation: In accordance with the KCC Merger order, amortization of the acquisition adjustment will commence August 1995. The amortization will amount to approximately $20 million (pre-tax) per year for 40 years. The Company can recover the amortization of the acquisition adjustment through cost savings under a sharing mechanism approved by the KCC. While the Company has achieved savings from the Merger, there is no assurance that the savings achieved will be sufficient to, or the cost savings sharing mechanism will operate as to, fully offset the amortization of the acquisition adjustment.
      Early Retirement: In April 1995, the Company announced a voluntary early retirement program for employees 55 years of age and older with a minimum of 10 years of service as of July 1, 1995. Approximately 420 employees are eligible for the voluntary retirement program. Although the Company is not able to predict the cost of the early retirement program at this time, the total cost, assuming all 420 eligible employees accept early retirement, would be approximately $9 million in the second quarter of 1995 with cost savings estimated to be approximately $12 million for 1995. The Company anticipates approximately 50 percent of the eligible employees will accept early retirement.

<page 23>
                                   WESTERN RESOURCES, INC.
                                 Part II  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

      The Company's Annual Meeting of shareholders was held on May 2, 1995. At the meeting the shareholders, representing 51,860,513 shares either in person or by proxy, voted to:

      Elect the following directors to serve a term of three years:

                                                Votes
                                          For        Against
           David H. Hughes             50,948,032     830,061
           John H. Robinson            51,043,253     830,061
           Susan M. Stanton            50,991,699     830,061
           Kenneth J. Wagnon           51,138,548     830,061


Item 5.  Other Information

      Structural Realignment: In April 1995 the Company announced it was creating generation, transmission, and retail marketing groups to support its strategic goals in its regulated business and better serve its customers and compete more effectively in the changing energy marketplace.

      In addition, the Company is creating two new unregulated companies to complement Astra Resources, the Company's unregulated natural gas operation. Astra Power will be responsible for the Company's activities in the unregulated electric business, including opportunities in energy marketing and in the independent power production market. Astra Services will develop new consumer products and services and will seek out investment opportunities that capitalize on the Company's competitive strengths.

      Rate Plans: In April 1995, the Company announced it intends to file a proposal with the KCC in the summer of 1995 to increase the depreciation on the assets of Wolf Creek Generating Station by $56 million annually for seven years beginning in 1996. As a result, the Company will also seek to reduce electric rates for KG&E customers by approximately $9 million annually for the same seven year period. In addition, the Company also intends to file a $36 million rate increase request for its Kansas natural gas properties in the summer of 1995. The increase is being sought to recover costs associated with the service line replacement program as well as other operating costs.


<page 24>
Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits:

          Exhibit 10(a) -  Western Resources, Inc. Executive Salary
                           Continuation Plan, as revised March 15, 1995

          Exhibit 10(b) -  Executive Salary Continuation Plan Agreement
                           between Western Resources, Inc. and
                           John E. Hayes, Jr.

          Exhibit 27    -  Financial Data Schedule

          Exhibit 99    -  Kansas Gas and Electric Company's Quarterly Report
                           on Form 10-Q for the quarter ended March 31, 1995

    (b) Reports on Form 8-K:  None

<page 25>
                                         SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Western Resources, Inc.



Date         May 8, 1995             By             S. L. KITCHEN
                                       S. L. Kitchen, Executive Vice President
                                              and Chief Financial Officer



Date         May 8, 1995             By         JERRY D. COURINGTON
                                                Jerry D. Courington,
                                                    Controller