Form 10-Q
period 1995-06-30
WESTERN RESOURCES INC /KS
filed 1995-08-02
CIK 54507

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.   20549


                                          FORM 10-Q

(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1995


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

                           Yes X                       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at August 2, 1995
Common Stock, $5.00 par value                           62,034,761



<page2>
                                   WESTERN RESOURCES, INC.
                                           INDEX


                                                                      Page No.

Part I.  Financial Information

   Item 1.  Financial Statements

        Consolidated Balance Sheets                                        3

        Consolidated Statements of Income                                4 - 6

        Consolidated Statements of Cash Flows                            7 - 8

        Consolidated Statements of Capitalization                          9

        Consolidated Statements of Common Stock Equity                    10

        Notes to Consolidated Financial Statements                        11

   Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      19

Part II.  Other Information

   Item 4.  Submission of Matters to a Vote of Security Holders           24

   Item 5.  Other Information                                             24

   Item 6.  Exhibits and Reports on Form 8-K                              24

Signatures                                                                25

<page3>

                                   WESTERN RESOURCES, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                   (Dollars in Thousands)
                                                                June 30,       December 31,
                                                                  1995             1994
                                                              (Unaudited)
                    ASSETS
UTILITY PLANT:
  Electric plant in service . . . . . . . . . . . . . . .      $5,285,105        $5,226,175
  Natural gas plant in service. . . . . . . . . . . . . .         763,765           737,191
                                                                6,048,870         5,963,366
  Less - Accumulated depreciation . . . . . . . . . . . .       1,865,802         1,790,266
                                                                4,183,068         4,173,100
  Construction work in progress . . . . . . . . . . . . .          94,853            85,290
  Nuclear fuel (net). . . . . . . . . . . . . . . . . . .          41,414            39,890
     Net utility plant. . . . . . . . . . . . . . . . . .       4,319,335         4,298,280

OTHER PROPERTY AND INVESTMENTS:
  Net non-utility investments . . . . . . . . . . . . . .          78,622            74,017
  Decommissioning trust . . . . . . . . . . . . . . . . .          19,381            16,944
  Other . . . . . . . . . . . . . . . . . . . . . . . . .           9,938            13,556
                                                                  107,941           104,517
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . .           2,478             2,715
  Accounts receivable and unbilled revenues (net) . . . .         178,843           219,760
  Fossil fuel, at average cost. . . . . . . . . . . . . .          50,251            38,762
  Gas stored underground, at average cost . . . . . . . .          32,356            45,222
  Materials and supplies, at average cost . . . . . . . .          57,923            56,145
  Prepayments and other current assets. . . . . . . . . .          52,739            27,932
                                                                  374,590           390,536
DEFERRED CHARGES AND OTHER ASSETS:
  Deferred future income taxes. . . . . . . . . . . . . .         101,886           101,886
  Deferred coal contract settlement costs . . . . . . . .          30,443            33,606
  Phase-in revenues . . . . . . . . . . . . . . . . . . .          52,634            61,406
  Corporate-owned life insurance (net). . . . . . . . . .          43,941            16,967
  Other deferred plant costs. . . . . . . . . . . . . . .          31,662            31,784
  Unamortized debt expense. . . . . . . . . . . . . . . .          55,708            58,237
  Other . . . . . . . . . . . . . . . . . . . . . . . . .          96,056            92,399
                                                                  412,330           396,285

     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .      $5,214,196        $5,189,618

   CAPITALIZATION AND LIABILITIES

CAPITALIZATION (see statement). . . . . . . . . . . . . .      $3,050,654        $3,006,341

CURRENT LIABILITIES:
  Short-term debt . . . . . . . . . . . . . . . . . . . .         282,800           308,200
  Long-term debt due within one year. . . . . . . . . . .          16,000                80
  Accounts payable. . . . . . . . . . . . . . . . . . . .         117,771           130,616
  Accrued taxes . . . . . . . . . . . . . . . . . . . . .          76,578            86,966
  Accrued interest and dividends. . . . . . . . . . . . .          61,629            61,069
  Other . . . . . . . . . . . . . . . . . . . . . . . . .          61,217            69,025
                                                                  615,995           655,956
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes . . . . . . . . . . . . . . . . .         966,298           971,014
  Deferred investment tax credits . . . . . . . . . . . .         135,659           137,651
  Deferred gain from sale-leaseback . . . . . . . . . . .         247,520           252,341
  Other . . . . . . . . . . . . . . . . . . . . . . . . .         198,070           166,315
                                                                1,547,547         1,527,321
COMMITMENTS AND CONTINGENCIES (Notes 3 and 5)
   TOTAL CAPITALIZATION AND LIABILITIES . . . . . . . . .      $5,214,196        $5,189,618


The Notes to Consolidated Financial Statements are an integral part of these statements.

<page4>

                                   WESTERN RESOURCES, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                                   (Dollars in Thousands)
                                         (Unaudited)
                                                                     Three Months Ended
                                                                           June 30,
                                                                     1995           1994
OPERATING REVENUES:
  Electric. . . . . . . . . . . . . . . . . . . . . . . . .       $  262,510     $  278,505
  Natural gas . . . . . . . . . . . . . . . . . . . . . . .           70,870         62,627
    Total operating revenues. . . . . . . . . . . . . . . .          333,380        341,132

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .           47,160         53,553
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .            5,076          4,232
  Power purchased . . . . . . . . . . . . . . . . . . . . .            2,095          4,545
  Natural gas purchases . . . . . . . . . . . . . . . . . .           40,598         34,479
  Other operations. . . . . . . . . . . . . . . . . . . . .           85,345         76,866
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .           27,622         29,392
  Depreciation and amortization . . . . . . . . . . . . . .           38,940         38,169
  Amortization of phase-in revenues . . . . . . . . . . . .            4,386          4,386
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .            7,112         12,645
    State income. . . . . . . . . . . . . . . . . . . . . .            2,426          3,389
    General . . . . . . . . . . . . . . . . . . . . . . . .           24,591         25,577
      Total operating expenses. . . . . . . . . . . . . . .          285,351        287,233

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .           48,029         53,899

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .           (1,821)          (758)
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .            4,186          3,188
  Income taxes (net). . . . . . . . . . . . . . . . . . . .            1,124          1,296
      Total other income and deductions . . . . . . . . . .            3,489          3,726

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .           51,518         57,625

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .           24,003         24,132
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .            6,714          4,155
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . . .             (915)          (909)
      Total interest charges. . . . . . . . . . . . . . . .           29,802         27,378

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .           21,716         30,247

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . .            3,354          3,355

EARNINGS APPLICABLE TO COMMON STOCK . . . . . . . . . . . .       $   18,362     $   26,892

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . .       61,885,556     61,617,873

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . . . . .       $      .30     $      .44

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .       $     .505     $     .495



The Notes to Consolidated Financial Statements are an integral part of these statements.

<page5>

                                   WESTERN RESOURCES, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                                   (Dollars in Thousands)
                                         (Unaudited)
                                                                       Six Months Ended
                                                                           June 30,
                                                                     1995           1994(1)
OPERATING REVENUES:
  Electric. . . . . . . . . . . . . . . . . . . . . . . . .       $  515,768     $  530,002
  Natural gas . . . . . . . . . . . . . . . . . . . . . . .          235,158        349,502
    Total operating revenues. . . . . . . . . . . . . . . .          750,926        879,504

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .           94,091        106,193
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .            9,764          8,095
  Power purchased . . . . . . . . . . . . . . . . . . . . .            5,644          6,896
  Natural gas purchases . . . . . . . . . . . . . . . . . .          142,336        233,131
  Other operations. . . . . . . . . . . . . . . . . . . . .          161,165        154,429
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .           54,464         55,889
  Depreciation and amortization . . . . . . . . . . . . . .           77,337         77,477
  Amortization of phase-in revenues . . . . . . . . . . . .            8,772          8,772
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .           24,606         34,737
    State income. . . . . . . . . . . . . . . . . . . . . .            7,083          8,611
    General . . . . . . . . . . . . . . . . . . . . . . . .           49,118         57,593
      Total operating expenses. . . . . . . . . . . . . . .          634,380        751,823

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .          116,546        127,681

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .           (3,537)        (1,993)
  Gain on sale of Missouri Properties (see Note 2). . . . .             -            30,701
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .            7,848          5,555
  Income taxes (net). . . . . . . . . . . . . . . . . . . .            2,306         (7,649)
      Total other income and deductions . . . . . . . . . .            6,617         26,614

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .          123,163        154,295

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .           47,849         50,823
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           13,801          8,670
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . . .           (1,778)        (1,578)
      Total interest charges. . . . . . . . . . . . . . . .           59,872         57,915

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .           63,291         96,380

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . .            6,709          6,709

EARNINGS APPLICABLE TO COMMON STOCK . . . . . . . . . . . .       $   56,582     $   89,671

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . .       61,816,659     61,617,873

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . . . . .       $     0.92     $     1.46

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .       $     1.01     $      .99



(1) Information reflects the sales of the Missouri Properties (Note 2).
The Notes to Consolidated Financial Statements are an integral part of these statements.

<page6>

                                   WESTERN RESOURCES, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                                   (Dollars in Thousands)
                                         (Unaudited)
                                                                   Twelve Months Ended
                                                                         June 30,
                                                                   1995          1994(1)
OPERATING REVENUES:
  Electric. . . . . . . . . . . . . . . . . . . . . . . . .     $1,107,547    $1,116,685
  Natural gas . . . . . . . . . . . . . . . . . . . . . . .        381,818       692,186
    Total operating revenues. . . . . . . . . . . . . . . .      1,489,365     1,808,871

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .        208,664       230,054
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .         15,231        16,521
  Power purchased . . . . . . . . . . . . . . . . . . . . .         14,186        15,681
  Natural gas purchases . . . . . . . . . . . . . . . . . .        221,781       446,276
  Other operations. . . . . . . . . . . . . . . . . . . . .        310,128       333,967
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .        111,761       117,836
  Depreciation and amortization . . . . . . . . . . . . . .        151,490       160,163
  Amortization of phase-in revenues . . . . . . . . . . . .         17,544        17,545
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .         66,346        66,169
    State income. . . . . . . . . . . . . . . . . . . . . .         17,617        16,733
    General . . . . . . . . . . . . . . . . . . . . . . . .         96,207       114,414
      Total operating expenses. . . . . . . . . . . . . . .      1,230,955     1,535,359

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .        258,410       273,512

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .         (6,898)        2,480
  Gain on sale of Missouri Properties (see Note 2). . . . .           -           30,701
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .         15,132        13,762
  Income taxes (net). . . . . . . . . . . . . . . . . . . .          5,626        (6,568)
      Total other income and deductions . . . . . . . . . .         13,860        40,375

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .        272,270       313,887

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .         95,510       109,829
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         25,269        18,571
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . . .         (2,867)       (2,726)
      Total interest charges. . . . . . . . . . . . . . . .        117,912       125,674

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .        154,358       188,213

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . .         13,418        13,466

EARNINGS APPLICABLE TO COMMON STOCK . . . . . . . . . . . .     $  140,940    $  174,747

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . .     61,716,449    61,065,571

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . . . . .     $     2.28    $     2.86

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .     $     2.00    $     1.96



(1) Information reflects the sales of the Missouri Properties (Note 2).
The Notes to Consolidated Financial Statements are an integral part of these statements.

<page7>

                                   WESTERN RESOURCES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Dollars in Thousands)
                                         (Unaudited)
                                                                     Six Months Ended
                                                                          June 30,
                                                                    1995           1994(1)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .     $    63,291     $   96,380
  Depreciation and amortization . . . . . . . . . . . . . .          77,337         77,477
  Other amortization (including nuclear fuel) . . . . . . .           7,388          5,867
  Gain on sales of utility plant (net of tax) . . . . . . .            (951)       (19,296)
  Deferred taxes and investment tax credits (net) . . . . .          (7,264)       (56,276)
  Amortization of phase-in revenues . . . . . . . . . . . .           8,772          8,772
  Corporate-owned life insurance. . . . . . . . . . . . . .         (23,806)       (25,013)
  Amortization of gain from sale-leaseback. . . . . . . . .          (4,821)        (4,820)
  Changes in working capital items (net of effects from
      the sale of the Missouri Properties):
    Accounts receivable and unbilled revenues (net) . . . .          40,917        (38,787)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .         (11,489)        (9,291)
    Gas stored underground. . . . . . . . . . . . . . . . .          12,866         10,854
    Accounts payable  . . . . . . . . . . . . . . . . . . .         (12,845)       (48,909)
    Accrued taxes . . . . . . . . . . . . . . . . . . . . .         (11,015)        46,816
    Other . . . . . . . . . . . . . . . . . . . . . . . . .          (3,750)        21,377
  Changes in other assets and liabilities . . . . . . . . .          13,942         89,297
      Net cash flows from operating activities. . . . . . .         148,572        154,448

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . .         107,191        107,796
  Sales of utility plant. . . . . . . . . . . . . . . . . .          (1,723)      (402,076)
  Non-utility investments (net) . . . . . . . . . . . . . .           9,455          3,162
  Corporate-owned life insurance policies . . . . . . . . .          54,041         54,340
  Death proceeds of corporate-owned life insurance policies            (287)        (1,063)
      Net cash flows used in (from) investing activities. .         168,677       (237,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . .         (25,400)      (223,095)
  Bonds issued. . . . . . . . . . . . . . . . . . . . . . .            -           235,923
  Bonds retired . . . . . . . . . . . . . . . . . . . . . .            (105)      (223,906)
  Revolving credit agreements (net) . . . . . . . . . . . .          57,500       (115,000)
  Other long-term debt (net). . . . . . . . . . . . . . . .            -           (67,893)
  Borrowings against life insurance policies (net). . . . .          47,696         69,249
  Common stock issued . . . . . . . . . . . . . . . . . . .           8,576           -
  Dividends on preferred, preference and common stock . . .         (68,399)       (67,095)
      Net cash flows from (used in) financing activities. .          19,868       (391,817)

INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . .            (237)           472

CASH AND CASH EQUIVALENTS:
  Beginning of the period . . . . . . . . . . . . . . . . .           2,715          1,217
  End of the period . . . . . . . . . . . . . . . . . . . .     $     2,478     $    1,689

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized). . . . . . . . . . . . . . . . . . . . . .     $    84,852     $   78,906
  Income taxes. . . . . . . . . . . . . . . . . . . . . . .          48,810         62,454

(1) Information reflects the sales of the Missouri Properties (Note 2).
The Notes to Consolidated Financial Statements are an integral part of these statements.

<page8>

                                   WESTERN RESOURCES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Dollars in Thousands)
                                         (Unaudited)
                                                                    Twelve Months Ended
                                                                         June 30,
                                                                    1995          1994(1)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .   $  154,358      $  188,213
  Depreciation and amortization . . . . . . . . . . . . . . .      151,490         160,163
  Other amortization (including nuclear fuel) . . . . . . . .       12,426          13,730
  Gain on sales of utility plant (net of tax) . . . . . . . .         (951)        (19,296)
  Deferred taxes and investment tax credits (net) . . . . . .       32,457         (44,682)
  Amortization of phase-in revenues . . . . . . . . . . . . .       17,544          17,545
  Corporate-owned life insurance. . . . . . . . . . . . . . .      (48,885)        (46,273)
  Amortization of gain from sale-leaseback. . . . . . . . . .       (9,641)         (9,640)
  Changes in working capital items (net of effects from
      the sale of the Missouri Properties):
    Accounts receivable and unbilled revenues (net) . . . . .        4,074        (115,062)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .      (10,026)         (2,895)
    Gas stored underground. . . . . . . . . . . . . . . . . .       (3,391)         (7,071)
    Accounts payable. . . . . . . . . . . . . . . . . . . . .       (5,618)        (15,334)
    Accrued taxes . . . . . . . . . . . . . . . . . . . . . .      (37,075)         39,544
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .       18,018          30,819
  Changes in other assets and liabilities . . . . . . . . . .      (11,066)        105,509
      Net cash flows from operating activities  . . . . . . .      263,714         295,270

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .      237,091         248,727
  Utility investment. . . . . . . . . . . . . . . . . . . . .         -              2,500
  Sales of utility plant. . . . . . . . . . . . . . . . . . .       (1,723)       (402,076)
  Non-utility investments (net) . . . . . . . . . . . . . . .       15,334          16,179
  Corporate-owned life insurance policies . . . . . . . . . .       56,451          57,694
  Death proceeds of corporate-owned life insurance policies .         (287)        (11,412)
      Net cash flows used in (from) investing activities. . .      306,866         (88,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .       65,000        (150,373)
  Bonds issued. . . . . . . . . . . . . . . . . . . . . . . .         -            300,923
  Bonds retired . . . . . . . . . . . . . . . . . . . . . . .         (105)       (441,372)
  Revolving credit agreement (net). . . . . . . . . . . . . .       57,500        (325,000)
  Other long-term debt (net). . . . . . . . . . . . . . . . .         -            (13,980)
  Borrowings against life insurance policies (net). . . . . .       49,080         251,888
  Common stock issued (net) . . . . . . . . . . . . . . . . .        8,576         125,991
  Preference stock redeemed . . . . . . . . . . . . . . . . .         -             (2,734)
  Dividends on preferred, preference and common stock . . . .     (136,110)       (131,868)
      Net cash flows from (used in) financing activities. . .       43,941        (386,525)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . .          789          (2,867)

CASH AND CASH EQUIVALENTS:
  Beginning of the period . . . . . . . . . . . . . . . . . .        1,689           4,556
  End of the period . . . . . . . . . . . . . . . . . . . . .   $    2,478      $    1,689

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized). . . . . . . . . . . . . . . . . . . . . . .   $  140,731      $  165,285
  Income taxes. . . . . . . . . . . . . . . . . . . . . . . .       76,585          95,807

(1) Information reflects the sales of the Missouri Properties (Note 2).
The Notes to Consolidated Financial Statements are an integral part of these statements.

<page9>

                                   WESTERN RESOURCES, INC.
                         CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                   (Dollars in Thousands)

                                                          June 30,       December 31,
                                                           1995              1994
                                                        (Unaudited)
COMMON STOCK EQUITY (see statement):
  Common stock, par value $5 per share,
    authorized 85,000,000 shares, outstanding
    61,901,197 and 61,617,873 shares, respectively .    $  309,506        $  308,089
  Paid-in capital. . . . . . . . . . . . . . . . . .       675,151           667,992
  Retained earnings. . . . . . . . . . . . . . . . .       492,506           498,374
                                                         1,477,163  48%    1,474,455  49%

CUMULATIVE PREFERRED AND PREFERENCE STOCK:
  Not subject to mandatory redemption,
    Par value $100 per share, authorized
      600,000 shares, outstanding -
         4 1/2% Series, 138,576 shares . . . . . . .        13,858            13,858
         4 1/4% Series, 60,000 shares. . . . . . . .         6,000             6,000
         5% Series, 50,000 shares. . . . . . . . . .         5,000             5,000
                                                            24,858            24,858
  Subject to mandatory redemption,
    Without par value, $100 stated value,
      authorized 4,000,000 shares,
      outstanding -
         7.58% Series, 500,000 shares. . . . . . . .        50,000            50,000
         8.50% Series, 1,000,000 shares. . . . . . .       100,000           100,000
                                                           150,000           150,000
                                                           174,858   6%      174,858   6%

LONG-TERM DEBT:
  First mortgage bonds . . . . . . . . . . . . . . .       841,000           841,000
  Pollution control bonds. . . . . . . . . . . . . .       521,817           521,922
  Revolving credit agreement . . . . . . . . . . . .        57,500                 -
  Less:
    Unamortized premium and discount (net) . . . . .         5,684             5,814
    Long-term debt due within one year . . . . . . .        16,000                80
                                                         1,398,633  46%    1,357,028  45%
TOTAL CAPITALIZATION . . . . . . . . . . . . . . . .    $3,050,654 100%   $3,006,341 100%


The Notes to Consolidated Financial Statements are an integral part of these statements.

<page10>

                                   WESTERN RESOURCES, INC.
                       CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY
                                   (Dollars in Thousands)
                                        (Unaudited)

                                                         Common       Paid-in      Retained
                                                          Stock       Capital      Earnings

BALANCE DECEMBER 31, 1993, 61,617,873 shares  . . . .   $308,089      $667,738     $446,348

Net income. . . . . . . . . . . . . . . . . . . . . .                                96,380

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                                (6,709)
  Common stock, $0.99 per share . . . . . . . . . . .                               (61,002)

Expenses on common stock. . . . . . . . . . . . . . .                     (228)



BALANCE JUNE 30, 1994, 61,617,873 shares . . . . . .     308,089       667,510      475,017


Net income. . . . . . . . . . . . . . . . . . . . . .                                91,067

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                                (6,709)
  Common stock, $0.99 per share . . . . . . . . . . .                               (61,001)

Distribution of common stock under the Customer
  Stock Purchase Plan . . . . . . . . . . . . . . . .                      482


BALANCE DECEMBER 31, 1994, 61,617,873 shares. . . . .    308,089       667,992      498,374

Net income. . . . . . . . . . . . . . . . . . . . . .                                63,291

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                                (6,709)
  Common stock, $1.01 per share . . . . . . . . . . .                               (62,450)

Issuance of 283,324 shares of common stock. . . . . .      1,417         7,159


BALANCE JUNE 30, 1995, 61,901,197 shares. . . . . . .   $309,506      $675,151     $492,506




The Notes to Consolidated Financial Statements are an integral part of these statements.

<page11>

                                   WESTERN RESOURCES, INC.
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)


1.  ACCOUNTING POLICIES AND OTHER INFORMATION

      General: The condensed consolidated financial statements of Western Resources, Inc. (the Company) include the accounts of its wholly-owned subsidiaries, Astra Resources, Inc. (Astra Resources), Astra Power, Astra Services, Kansas Gas and Electric Company (KG&E), KPL Funding Corporation
(KFC), and Mid Continent Market Center Inc. (MCMC). KG&E owns 47% of the Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for the Wolf Creek Generating Station (Wolf Creek). The Company records its proportionate share of all transactions of WCNOC as it does other jointly-owned facilities. All significant intercompany transactions have been eliminated. The operations of Astra Resources, Astra Power, Astra Services, KFC, and MCMC were not material to the Company's results of operations. The Company is conducting its utility business as KPL, Gas Service, and through its wholly-owned subsidiaries, KG&E and MCMC. The Company is conducting its non-utility business through Astra Resources, Astra Power, and Astra Services.

      The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1995 and December 31, 1994, and the results of its operations for the three, six and twelve month periods ended June 30, 1995 and 1994. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K and the KG&E Annual Report on Form 10-K incorporated by reference in the Company's 1994 Annual Report on Form 10-K.

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

      Cash Surrender Value of Life Insurance Contracts: The following amounts related to corporate-owned life insurance (COLI) contracts, primarily with one highly rated major insurance company, are recorded on the consolidated balance sheets:
                                              June 30,     December 31,
                                                1995           1994
                                               (Dollars in Millions)

      Cash surrender value of contracts        $483.5          $408.9
      Borrowings against contracts             (439.6)         (391.9)
           COLI (net)                          $ 43.9          $ 17.0
<page12>
      COLI borrowings will be repaid upon receipt of proceeds from death benefits under contracts. Increases in the cash surrender value of contracts, resulting from premiums and investment earnings, are recognized as income on a tax free basis in Corporate-owned Life Insurance (net) on the Consolidated Statements of Income. For the three, six and twelve months ended June 30, 1995, income from increases in cash surrender value, net of premium and administrative expenses and income from death proceeds, was $4.2 million, $8.1 million, and $16.0 million respectively, compared to $4.3 million, $7.8 million and $20.6 million for the three, six and twelve months ended June 30, 1994, respectively. Interest expense on COLI borrowings is recorded as a tax deductible expense in Corporate-owned Life Insurance (net) on the Consolidated Statements of Income. For the three, six and twelve months ended June 30, 1995, interest expense on COLI borrowings was $6.0 million, $11.7 million, and $22.9 million respectively, compared to $5.0 million, $9.8 million and $18.1 million for the three, six and twelve months ended June 30, 1994, respectively.

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

      The portion of the Missouri Properties purchased by Southern Union was sold for $404 million, in cash. (For information regarding litigation in connection with the sale of the Missouri Properties to Southern Union, see
Note 3.) United Cities purchased the Company's natural gas distribution system in and around the City of Palmyra, Missouri, for $665,000 in cash.

      During the first quarter of 1994, the Company recognized a gain of approximately $19.3 million, net of tax, on the sale of the Missouri Properties. As of the respective dates of the sales of the Missouri Properties, the Company ceased recording the results of operations, and removed the assets and liabilities from the Consolidated Balance Sheet related to the Missouri Properties. The gain is reflected in Other Income and Deductions on the six and twelve months ended June 30, 1994 Consolidated Statements of Income.
<page13>
      The Company's operating revenues and operating income for the six and twelve months ended June 30, 1995, do not include any results related to the Missouri Properties.

      The following table reflects the approximate operating revenues (unaudited) and operating income (unaudited) related to the Missouri Properties for the six and twelve months ended June 30, 1994, through the sale to Southern Union on January 31, 1994 and United Cities on February 28, 1994:

                                                   June 30, 1994
                                         6 months ended     12 months ended
                                               (Dollars in Thousands)
      Operating Revenues. . . . . . . .         $77,008            $226,255
        Percent of Total Company. . . .             8.6%               12.5%

      Operating Income. . . . . . . . .          $5,670             $14,182
        Percent of Total Company. . . .             4.4%                5.2%

      Separate audited financial information was not kept by the Company for the Missouri Properties. This unaudited financial information is based on assumptions and allocations of expenses of the Company as a whole.


3.  LEGAL PROCEEDINGS

      On June 1, 1994, Southern Union filed an action against the Company, The Bishop Group, Ltd., and other entities affiliated with The Bishop Group, in the Federal District Court for the Western District of Missouri (the Court) (Southern Union Company v. Western Resources, Inc. et al., Case No. 94-509-CV-W-1) alleging, among other things, breach of the Missouri Properties sale agreement relating to certain gas supply contracts between the Company and various Bishop entities that Southern Union assumed, and requesting unspecified monetary damages as well as declaratory relief. On August 1, 1994, the Company filed its answer and counterclaim denying all claims asserted against it by Southern Union and requesting declaratory judgment with respect to certain adjustments in the purchase price for the Missouri Properties proposed by Southern Union and disputed by the Company. The disputed purchase price adjustments were submitted to an arbitrator in February 1995. Based on the decision of the arbitrator rendered in April 1995, Southern Union paid the Company $3.6 million including interest. For additional information regarding the sales of the Missouri Properties, see
Note 2.

      In April, 1995, Southern Union filed its amended complaint against the Company, alleging a variety of new theories in support of its revised damage claims. Southern Union now claims that it has overpaid the Company from between $38 to $53 million dollars for the Missouri Properties. The Company has filed its amended answer denying each and every claim made by Southern Union in its amended complaint. Discovery has been completed and the Company intends to file motions to dismiss in the near future. The resolution of this matter is not expected to have a material adverse impact on the Company.
<page14>
      On August 15, 1994, the Bishop entities filed an answer and claims against Southern Union and the Company alleging, among other things, breach of those certain gas supply contracts. The Bishop entities claimed damages up to $270 million against the Company and Southern Union. In March, 1995 this litigation between the Company and the Bishop entities was settled with the realignment of the commercial relationship between the parties. The resolution of this matter is not expected to have a material adverse impact on the Company.

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


4.  RATE MATTERS AND REGULATION

      KCC Rate Proceedings: On January 24, 1992, the KCC issued an order allowing the Company to defer service line replacement program costs incurred since January 1, 1992, including depreciation, property taxes, and carrying costs for recovery in the next general rate case. At June 30, 1995, approximately $10.6 million of these deferrals have been included in Deferred Charges and Other Assets, Other, on the Consolidated Balance Sheet.


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

      Manufactured Gas Sites: The Company was previously associated with 20 former manufactured gas sites located in Kansas which may contain coal tar and other potentially harmful materials. These sites were operated decades ago by predecessor companies, and were owned by the Company for a period of time after operations had ceased. The Company and the Kansas Department of Health and Environment (KDHE) conducted preliminary assessments of the sites at a cost of approximately $500,000. The results of the preliminary investigations determined the Company does not have a connection to four of the sites.
<page15>
      The Company and KDHE entered into a consent agreement governing all future work at the remaining 16 sites. The terms of the consent agreement will allow the Company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis.
The prioritized sites will be investigated over a 10 year period. The agreement will allow the Company to set mutual objectives with the KDHE in order to expedite effective response activities and to control costs and environmental impact. The costs incurred for site investigation and risk assessment in 1994 were minimal and are expected to be minimal in 1995. The Company is aware of other utilities in Region VII of the EPA (Kansas, Missouri, Nebraska, and Iowa) which have incurred remediation costs for sites ranging between $500,000 and $10 million, depending on the site. The KCC has permitted another Kansas utility to recover its remediation costs through rates. To the extent that such remediation costs are not recovered through rates, the costs could be material to the Company's financial position or results of operations depending on the degree of remediation required and number of years over which the remediation must be completed.

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

      The NOx and air toxic limits, which were not set in the law, continue to be subject to the EPA's rules-making procedures. The Company will follow the development of these regulations and establish compliance strategies as appropriate.

      Other Environmental Matters: As part of the sale of the Company's Missouri Properties to Southern Union, Southern Union assumed responsibility under an agreement for any environmental matters related to the Missouri Properties purchased by Southern Union pending at the date of the sale or that may arise after closing. For any environmental matters pending or discovered within two years of the date of the agreement, and after pursuing several other potential recovery options, the Company may be liable for up to a maximum of $7.5 million under a sharing arrangement with Southern Union provided for in the agreement.
<page16>
      Spent Nuclear Fuel Disposal: Under the Nuclear Waste Policy Act of 1982, the U.S. Department of Energy (DOE) is responsible for the ultimate storage and disposal of spent nuclear fuel removed from nuclear reactors. Under a contract with the DOE for disposal of spent nuclear fuel, the Company pays a quarterly fee to DOE of one mill per kilowatthour on net nuclear generation. These fees are included as part of nuclear fuel expense.

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

      The Company's investment in the decommissioning fund, including reinvested earnings was $19.4 million and $16.9 million at June 30, 1995 and December 31, 1994, respectively. These amounts are reflected in Decommissioning Trust, and the related liability is included in Deferred Credits and Other Liabilities, Other, on the Consolidated Balance Sheets.

      The Company carries $118 million in premature decommissioning insurance. The insurance coverage has several restrictions. One of these is that it can only be used if Wolf Creek incurs an accident exceeding $500 million in expenses to safely stabilize the reactor, to decontaminate the reactor and reactor station site in accordance with a plan approved by the Nuclear Regulatory Commission (NRC), and to pay for on-site property damages. If the amount designated as decommissioning insurance is needed to implement the NRC-approved plan for stabilization and decontamination, it would not be available for decommissioning purposes.
<page17>
      Nuclear Insurance: The Price-Anderson Act limits the combined public liability of the owners of nuclear power plants to $8.9 billion for a single nuclear incident. The Wolf Creek owners (Owners) have purchased the maximum available private insurance of $200 million and the balance is provided by an assessment plan mandated by the NRC. Under this plan, the Owners are jointly and severally subject to a retrospective assessment of up to $79.3 million ($37.3 million, Company's share) in the event there is a major nuclear incident involving any of the nation's licensed reactors. This assessment is subject to an inflation adjustment based on the Consumer Price Index and applicable premium taxes. There is a limitation of $10 million ($4.7 million, Company's share) in retrospective assessments per incident, per year.

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

      Federal Income Taxes: During 1991, the Internal Revenue Service (IRS) completed an examination of KG&E's federal income tax returns for the years 1984 through 1988. In October 1993, KG&E received another examination report for the years 1989 and 1990 covering the same issues identified in the previous examination report. In April 1995, KG&E reached agreement with the IRS on the ultimate disposition of the issues raised in the examination reports. Based on the settlement agreement, management believes that adequate tax reserves have been provided and the settlement will have no effect on the Company's financial position or results of operations.

      Fuel Commitments: To supply a portion of the fuel requirements for its generating plants, the Company has entered into various commitments to obtain nuclear fuel, coal, and natural gas. Some of these contracts contain provisions for price escalation and minimum purchase commitments. At December 31, 1994, WCNOC's nuclear fuel commitments (Company's share) were approximately $12.6 million for uranium concentrates expiring at various times through 1997, $122.9 million for enrichment expiring at various times through 2014, and $56.5 million for fabrication through 2012. At December 31, 1994,
<page18>
the Company's coal and natural gas contract commitments in 1994 dollars under the remaining terms of the contracts were approximately $3 billion and $9 million, respectively. The largest coal contract expires in 2020, with the remaining coal contracts expiring at various times through 2013. The majority of natural gas contracts expire in 1995 but have automatic one-year extension provisions. In the normal course of business, additional commitments and spot market purchases will be made to obtain adequate fuel supplies.

      Energy Act: As part of the 1992 Energy Policy Act, a special assessment is being collected from utilities for a uranium enrichment, decontamination, and decommissioning fund. The Company's portion of the assessment for Wolf Creek is approximately $7 million, payable over 15 years. Management expects such costs to be recovered through the ratemaking process.


6.  INCOME TAXES

      Total income tax expense included in the Consolidated Statements of Income reflects the Federal statutory rate of 35%. The Federal statutory rate produces effective income tax rates of 29.2% and 33.4% for the three month periods, 32.3% and 34.9% for the six month periods, and 34.3% and 32.5% for the twelve month periods ended June 30, 1995 and 1994, respectively. The effective income tax rates vary from the Federal statutory rate due to permanent differences, including the amortization of investment tax credits, and accelerated amortization of certain deferred income taxes.

<page19>
                                   WESTERN RESOURCES, INC.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Management's Discussion and Analysis of the Company's 1994 Annual Report on Form 10-K. The following updates the information provided in the 1994 Annual Report on Form 10-K and analyzes the changes in the results of operations between the three, six, and twelve month periods ended June 30, 1995 and comparable periods of 1994.

      As a result of the sales of the Missouri Properties, as described in
Note 2, Sales of Missouri Natural Gas Distribution Properties, of the Notes to Consolidated Financial Statements, the Company recognized a gain of approximately $19.3 million, net of tax, and ceased recording the results of operations for the Missouri Properties during the first quarter of 1994. Consequently, the Company's operating revenues and operating income for the six and twelve months ended June 30, 1995, do not include any results related to the Missouri Properties and are not fully comparable to the results of operations for the same periods ending June 30, 1994.

      The following table reflects the approximate operating revenues (unaudited) and operating income (unaudited) related to the Missouri Properties for the six and twelve months ended June 30, 1994, through the sale to Southern Union on January 31, 1994 and United Cities on February 28, 1994:

                                                   June 30, 1994
                                         6 months ended     12 months ended
                                               (Dollars in Thousands)
      Operating Revenues. . . . . . . .         $77,008            $226,255
        Percent of Total Company. . . .             8.6%               12.5%

      Operating Income. . . . . . . . .          $5,670             $14,182
        Percent of Total Company. . . .             4.4%                5.2%

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

FINANCIAL CONDITION

      General: Net income for the second quarter of 1995 was $22 million, down from net income of $30 million for the same period of 1994. The Company earned $0.30 per share of common stock for the second quarter of 1995, a decrease of $0.14 per share from the second quarter of 1994. Operating revenues were $333 million and $341 million for the three months ended June
30, 1995 and 1994, respectively. The decrease in net income, earnings per share, and operating revenues is primarily due to lower revenues as a result of decreased electric sales in all retail customer classes. The demand for air conditioning load was reduced due to mild spring temperatures.

      Net income for the six and twelve months ended June 30, 1995, was $63 million and $154 million, respectively, compared to $96 million and $188 million for the same periods of 1994. The Company earned $0.92 and $2.28 per share of common stock, respectively, for the six and twelve months ended June 30, 1995 compared to $1.46 and $2.86 for the comparable periods of 1994. The decrease in net income and earnings per share is primarily due to the inclusion of the gain on the sales of, and operating income from, the Missouri Properties prior to the sales in the first quarter of 1994.

      Operating revenues were $0.8 billion and $1.5 billion for the six and twelve months ended June 30, 1995, respectively. These revenues compare to $0.9 billion and $1.8 billion for the same periods of 1994. The decrease in revenues is a result of the sales of the Missouri Properties, mild winter and spring temperatures in 1995 compared to 1994, and a lower unit cost of natural gas passed on to customers through the purchased gas adjustment (PGA).

      A quarterly dividend of $0.505 per share was declared in the second quarter of 1995, for an indicated annual rate of $2.02 per share. The book value per share was $23.86 at June 30, 1995, down from $23.93 at December 31, 1994. There were 61,885,556 and 61,617,873 average shares outstanding for the second quarter of 1995 and 1994, respectively.
<page20>
      Liquidity and Capital Resources: The Company's short-term financing requirements are satisfied, as needed, through the sale of commercial paper, short-term bank loans and borrowings under unsecured lines of credit maintained with banks. At June 30, 1995, short-term borrowings amounted to $283 million, of which $193 million was commercial paper.


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

      The following table reflects changes in electric sales for the three, six, and twelve months ended June 30, 1995 from the comparable periods of 1994.

      Increase (decrease) in electric sales volumes:

                                      3 Months        6 Months       12 Months
                                        ended           ended          ended
         Residential                   (15.7)%          (9.3)%          (4.9)%
         Commercial                     (3.1)%          (0.6)%           2.1%
         Industrial                     (0.1)%           3.0%            3.2%
         Total retail sales             (5.9)%          (2.0)%           0.2%

         Wholesale and interchange       4.6%          (10.7)%         (24.6)%
         Total electric sales           (4.0)%          (3.9)%          (5.6)%

      Electric revenues decreased approximately six percent to $263 million for the three months ended June 30, 1995 compared to $279 million for the three months ended June 30, 1994. The decrease was primarily due to lower revenues as a result of decreased sales in all retail customer classes. Due to mild spring temperatures in the Company's service area, the number of cooling degree days decreased by 42 percent, as compared to the same quarter of last year. This decrease reduced the demand for air conditioning load. Also contributing to the decrease was an additional $1.6 million of amortization of the final merger refund for the three months ended June 30, 1995 compared to 1994.

      Electric revenues decreased approximately three percent to $516 million for the six months ended June 30, 1995 as compared to $530 million for the six months ended June 30, 1994. Revenues for the twelve months ended June 30, 1995 decreased less than one percent. These decreases are largely due to lower revenues as a result of decreased sales to residential and wholesale and interchange customers. Sales to residential customers were lower due to mild winter and spring temperatures during 1995 as compared to 1994. The decreases in wholesale and interchange sales were primarily due to higher sales during the twelve months ended June 30, 1994 to other utilities while their generating units were down as a result of the 1993 floods. The decreases are also attributable to an additional $3.3 million and $6.8 million,
<page21>
respectively, of amortization of the merger refund for the six and twelve months ended June 30, 1995 compared to 1994.

      The following table reflects changes in natural gas sales for the three, six, and twelve months ended June 30, 1995 from the comparable periods of 1994.

      Increase (decrease) in natural gas sales volumes:

                           Excluding                    Including
                      Missouri Operations          Missouri Operations
                  3 Months 6 Months 12 Months  3 Months 6 Months 12 Months
                    ended    ended    ended      ended    ended    ended
 Residential         8.0%    (3.9)%    (8.6)%     8.0%   (24.4)%   (38.0)%
 Commercial         (3.8)%   (7.6)%   (10.0)%    (3.8)%  (30.6)%   (42.6)%
 Industrial        111.8%    12.0%    (15.4)%   111.8%     6.3%    (28.2)%
 Transportation      8.4%     6.2%      6.6%      8.4%    (8.9)%   (23.8)%
 Total Deliveries   33.7%    10.4%      3.0%     33.7%   (11.6)%   (29.5)%

      Total natural gas revenues for the three months ended June 30, 1995 were higher than the same period of 1994 due to increased industrial, transportation, and as-available gas sales. As-available gas is excess gas under contract that the Company did not require for customer sales or storage due to mild weather in 1995. According to our tariff, the profit made on as-available gas sales, is returned 50% to customers through the PGA and 50% is reflected in wholesale sales of the Company.

      Natural gas revenues and sales decreased significantly for the six and twelve months ended June 30, 1995 compared to the same periods of 1994 as a result of the sales of the Missouri Properties in the first quarter of 1994.

      Excluding natural gas sales related to the Missouri Properties, prior to the sales of those properties in the first quarter of 1994, total natural gas revenues would have been higher due to increased transportation sales and as-available gas sales for the six and twelve months ended June 30, 1995. These increases were partially offset by lower sales in other customer classes as a result of milder winter temperatures in 1995 compared to 1994, and a lower unit cost of natural gas which is passed on to customers through the PGA.

      Operating Expenses: Total operating expenses decreased less than one percent for the three months ended June 30, 1995 compared to the same period of 1994. Partially offsetting this decrease was the expense related to the early retirement programs discussed below.

      Total operating expenses decreased 16% and 20% for the six and twelve months ended June 30, 1995 compared to the same periods of 1994, respectively. These decreases were the result of the sales of the Missouri Properties and decreases in fuel and purchase power expenses as a result of the decrease in electric generation due to lower sales to residential and wholesale and interchange customers. Partially offsetting this decrease was the expense related to the early retirement programs discussed below.

      Other Income and Deductions:  Other Income and Deductions, Net of Taxes,
<page22>
was lower for the three, six and twelve months ended June 30, 1995 compared to 1994 due to additional interest expense on increased COLI borrowings. Also significantly contributing to the decrease in other income for the six and twelve months ended June 30, 1995 compared to 1994 is the recognition of the gain on the sales of the Missouri Properties, of approximately $19.3 million, net of tax, during the first quarter of 1994.

      Interest Charges and Preferred and Preference Dividend Requirements:
Total interest charges increased nine percent for the three months ended and three percent for the six months ended June 30, 1995 from the comparable periods in 1994 due to higher interest rates on short-term borrowings.

      Total interest charges decreased for the twelve months ended June 30, 1995 by six percent compared to the twelve months ended June 30, 1994 as a result of lower debt balances and the refinancing of higher cost debt. Also accounting for the decrease in interest expense was the impact of increased COLI borrowings which reduced the need for other long-term debt and thereby reduced interest expense. COLI interest is reflected in Other Income and Deductions on the Consolidated Statements of Income. Partially offsetting this decrease were higher interest rates on short-term borrowings.

OTHER INFORMATION

      Merger Implementation: In accordance with the KCC Merger order, amortization of the acquisition adjustment will commence August 1995. The amortization will amount to approximately $20 million (after tax) per year for 40 years. The Company can recover the amortization of the acquisition adjustment through cost savings under a sharing mechanism approved by the KCC. While the Company has achieved savings from the Merger, there is no assurance that the savings achieved will be sufficient to, or the cost savings sharing mechanism will operate as to, fully offset the amortization of the acquisition adjustment.
      Early Retirement: In April 1995, the Company announced a voluntary early retirement program for employees 55 years of age and older with a minimum of 10 years of service as of July 1, 1995. Of the approximately 420 employees who were eligible for the voluntary retirement program, 216 accepted.

      In the second quarter of 1995, $5.5 million related to the early retirement program was recorded as expense. The Company estimates the cost savings for the program to be approximately $9.9 million annually.

      WCNOC also offered a voluntary early retirement program for employees 55 years of age and older with a minimum of 5 years of service as of June 1, 1995. The total cost of the program for the 56 of the 70 eligible employees who accepted early retirement was approximately $2.1 million (Company's share). WCNOC estimates the cost savings from the program to be approximately $1.7 million (Company's share) annually.
<page23>
                                   WESTERN RESOURCES, INC.
                                 Part II  Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

      The Company's Annual Meeting of shareholders was held on May 2, 1995. At the meeting the shareholders, representing 51,860,513 shares either in person or by proxy, voted to :
      Elect the following directors to serve a term of three years:

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

Item 5.  Other Information

      Mid-Continent Market Center: To capitalize on opportunities in the non-regulated natural gas industry, the Company has established a natural gas market center in Kansas to serve as a vehicle for producers, marketers, and local distribution companies to buy, sell, and trade natural gas. MCMC will also provide a full range of services including transportation, gathering, storage, and title transfer. On June 30, the KCC granted a certificate authorizing the business operations of MCMC. At the same time, changes allowing the Company to transport interstate gas on our intrastate system were initiated with the FERC. MCMC began operations on July 1, 1995 utilizing existing pipeline interconnections. At the time operations began, the Company transferred certain natural gas transmission assets having a value of approximately $50 million to MCMC. Upgrades and new interconnections will be constructed over the next six months to expand MCMC's capabilities.

      Rate Plans: In April 1995, the Company announced it intends to file a proposal with the KCC in the summer of 1995 to increase the depreciation on the assets of Wolf Creek Generating Station by $59 million annually for seven years beginning in 1996. As a result, the Company will also seek to reduce electric rates for KG&E customers by approximately $9 million annually for the same seven year period. In addition, the Company also announced its intention to file a $36 million rate increase request for its Kansas natural gas properties in the summer of 1995. The increase is being sought to recover costs associated with the service line replacement program as well as other operating costs.

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits:

          Exhibit 27    -  Financial Data Schedule

          Exhibit 99    -  Kansas Gas and Electric Company's Quarterly Report
                           on Form 10-Q for the quarter ended June 30, 1995

    (b) Reports on Form 8-K:  None

<page24>

                                         SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Western Resources, Inc.



Date        August 2, 1995            By             S. L. KITCHEN

                                       S. L. Kitchen, Executive Vice President
                                              and Chief Financial Officer



Date        August 2, 1995            By         JERRY D. COURINGTON
                                                Jerry D. Courington,
                                                    Controller