Form 10-Q
period 1995-09-30
WESTERN RESOURCES INC /KS
filed 1995-10-27
CIK 54507

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.   20549


                                          FORM 10-Q

(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1995


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

                           Yes X                       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at October 27, 1995
Common Stock, $5.00 par value                           62,674,911

<PAGE2>
                                   WESTERN RESOURCES, INC.
                                           INDEX


                                                                      Page No.

Part I.  Financial Information

   Item 1.  Financial Statements

        Consolidated Balance Sheets                                        3

        Consolidated Statements of Income                                4 - 6

        Consolidated Statements of Cash Flows                            7 - 8

        Consolidated Statements of Capitalization                          9

        Consolidated Statements of Common Stock Equity                    10

        Notes to Consolidated Financial Statements                        11

   Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      21

Part II.  Other Information

   Item 5.  Other Information                                             26

   Item 6.  Exhibits and Reports on Form 8-K                              26

Signatures                                                                27

<PAGE3>

                                   WESTERN RESOURCES, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                   (Dollars in Thousands)
                                         (Unaudited)
                                                             September 30,     December 31,
                                                                  1995             1994
                    ASSETS
UTILITY PLANT:
  Electric plant in service . . . . . . . . . . . . . . .      $5,300,674        $5,226,175
  Natural gas plant in service. . . . . . . . . . . . . .         774,340           737,191
                                                                6,075,014         5,963,366
  Less - Accumulated depreciation . . . . . . . . . . . .       1,895,973         1,790,266
                                                                4,179,041         4,173,100
  Construction work in progress . . . . . . . . . . . . .         109,205            85,290
  Nuclear fuel (net). . . . . . . . . . . . . . . . . . .          49,484            39,890
     Net utility plant. . . . . . . . . . . . . . . . . .       4,337,730         4,298,280

OTHER PROPERTY AND INVESTMENTS:
  Net non-utility investments . . . . . . . . . . . . . .          81,431            74,017
  Decommissioning trust . . . . . . . . . . . . . . . . .          20,696            16,944
  Other . . . . . . . . . . . . . . . . . . . . . . . . .          10,622            13,556
                                                                  112,749           104,517
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . .           1,682             2,715
  Accounts receivable and unbilled revenues (net) . . . .         211,979           219,760
  Fossil fuel, at average cost. . . . . . . . . . . . . .          45,263            38,762
  Gas stored underground, at average cost . . . . . . . .          46,193            45,222
  Materials and supplies, at average cost . . . . . . . .          58,353            56,145
  Prepayments and other current assets. . . . . . . . . .          36,537            27,932
                                                                  400,007           390,536
DEFERRED CHARGES AND OTHER ASSETS:
  Deferred future income taxes. . . . . . . . . . . . . .         101,886           101,886
  Deferred coal contract settlement costs . . . . . . . .          28,859            33,606
  Phase-in revenues . . . . . . . . . . . . . . . . . . .          48,248            61,406
  Corporate-owned life insurance (net). . . . . . . . . .          44,708            16,967
  Other deferred plant costs. . . . . . . . . . . . . . .          31,601            31,784
  Unamortized debt expense. . . . . . . . . . . . . . . .          54,465            58,237
  Other . . . . . . . . . . . . . . . . . . . . . . . . .         105,496            92,399
                                                                  415,263           396,285

     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .      $5,265,749        $5,189,618

   CAPITALIZATION AND LIABILITIES

CAPITALIZATION (see statement). . . . . . . . . . . . . .      $3,048,323        $3,006,341

CURRENT LIABILITIES:
  Short-term debt . . . . . . . . . . . . . . . . . . . .         327,615           308,200
  Long-term debt due within one year. . . . . . . . . . .          16,000                80
  Accounts payable. . . . . . . . . . . . . . . . . . . .         101,408           130,616
  Accrued taxes . . . . . . . . . . . . . . . . . . . . .         126,280            86,966
  Accrued interest and dividends. . . . . . . . . . . . .          60,117            61,069
  Other . . . . . . . . . . . . . . . . . . . . . . . . .          50,267            69,025
                                                                  681,687           655,956
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes . . . . . . . . . . . . . . . . .         965,629           971,014
  Deferred investment tax credits . . . . . . . . . . . .         133,972           137,651
  Deferred gain from sale-leaseback . . . . . . . . . . .         245,110           252,341
  Other . . . . . . . . . . . . . . . . . . . . . . . . .         191,028           166,315
                                                                1,535,739         1,527,321
COMMITMENTS AND CONTINGENCIES (Notes 3 and 5)
   TOTAL CAPITALIZATION AND LIABILITIES . . . . . . . . .      $5,265,749        $5,189,618


The Notes to Consolidated Financial Statements are an integral part of these statements.

<PAGE4>



                                   WESTERN RESOURCES, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                                   (Dollars in Thousands)
                                         (Unaudited)
                                                                     Three Months Ended
                                                                        September 30,
                                                                     1995           1994
OPERATING REVENUES:
  Electric. . . . . . . . . . . . . . . . . . . . . . . . .       $  371,153     $  338,812
  Natural gas . . . . . . . . . . . . . . . . . . . . . . .           52,707         40,401
    Total operating revenues. . . . . . . . . . . . . . . .          423,860        379,213

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .           70,001         66,563
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .            5,084          3,638
  Power purchased . . . . . . . . . . . . . . . . . . . . .            5,992          2,760
  Natural gas purchases . . . . . . . . . . . . . . . . . .           29,146         17,758
  Other operations. . . . . . . . . . . . . . . . . . . . .           76,971         76,099
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .           26,851         25,871
  Depreciation and amortization . . . . . . . . . . . . . .           37,237         38,145
  Amortization of phase-in revenues . . . . . . . . . . . .            4,386          4,386
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .           35,421         27,648
    State income. . . . . . . . . . . . . . . . . . . . . .            8,725          6,832
    General . . . . . . . . . . . . . . . . . . . . . . . .           24,617         25,629
      Total operating expenses. . . . . . . . . . . . . . .          324,431        295,329

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .           99,429         83,884

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .           (2,248)        (1,728)
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .            2,181          2,059
  Income taxes (net). . . . . . . . . . . . . . . . . . . .            2,585          2,027
      Total other income and deductions . . . . . . . . . .            2,518          2,358

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .          101,947         86,242

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .           24,193         23,872
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .            6,978          5,343
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . . .           (1,129)          (652)
      Total interest charges. . . . . . . . . . . . . . . .           30,042         28,563

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .           71,905         57,679

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . .            3,355          3,355

EARNINGS APPLICABLE TO COMMON STOCK . . . . . . . . . . . .       $   68,550     $   54,324

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . .       62,243,794     61,617,873

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . . . . .       $     1.10     $      .88

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .       $     .505     $     .495



The Notes to Consolidated Financial Statements are an integral part of these statements.

<PAGE5>

                                   WESTERN RESOURCES, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                                   (Dollars in Thousands)
                                         (Unaudited)
                                                                      Nine Months Ended
                                                                        September 30,
                                                                     1995           1994(1)
OPERATING REVENUES:
  Electric. . . . . . . . . . . . . . . . . . . . . . . . .       $  886,921     $  868,814
  Natural gas . . . . . . . . . . . . . . . . . . . . . . .          287,865        389,903
    Total operating revenues. . . . . . . . . . . . . . . .        1,174,786      1,258,717

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .          164,092        172,756
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .           14,848         11,733
  Power purchased . . . . . . . . . . . . . . . . . . . . .           11,636          9,656
  Natural gas purchases . . . . . . . . . . . . . . . . . .          171,482        250,889
  Other operations. . . . . . . . . . . . . . . . . . . . .          238,136        230,528
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .           81,315         81,760
  Depreciation and amortization . . . . . . . . . . . . . .          114,574        115,622
  Amortization of phase-in revenues . . . . . . . . . . . .           13,158         13,158
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .           60,027         62,385
    State income. . . . . . . . . . . . . . . . . . . . . .           15,808         15,443
    General . . . . . . . . . . . . . . . . . . . . . . . .           73,735         83,222
      Total operating expenses. . . . . . . . . . . . . . .          958,811      1,047,152

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .          215,975        211,565

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .           (5,785)        (3,721)
  Gain on sale of Missouri Properties (see Note 2). . . . .             -            30,701
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .           10,029          7,614
  Income taxes (net). . . . . . . . . . . . . . . . . . . .            4,891         (5,622)
      Total other income and deductions . . . . . . . . . .            9,135         28,972

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .          225,110        240,537

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .           72,042         74,695
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           20,779         14,013
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . . .           (2,907)        (2,230)
      Total interest charges. . . . . . . . . . . . . . . .           89,914         86,478

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .          135,196        154,059

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . .           10,064         10,064

EARNINGS APPLICABLE TO COMMON STOCK . . . . . . . . . . . .       $  125,132     $  143,995

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . .       61,960,602     61,617,873

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . . . . .       $     2.02     $     2.34

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .       $    1.515     $    1.485



(1) Information reflects the sales of the Missouri Properties (Note 2).
The Notes to Consolidated Financial Statements are an integral part of these statements.

<PAGE6>


                                   WESTERN RESOURCES, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                                   (Dollars in Thousands)
                                         (Unaudited)
                                                                   Twelve Months Ended
                                                                      September 30,
                                                                   1995           1994(1)
OPERATING REVENUES:
  Electric. . . . . . . . . . . . . . . . . . . . . . . . .     $1,139,888     $1,113,478
  Natural gas . . . . . . . . . . . . . . . . . . . . . . .        394,124        655,588
    Total operating revenues. . . . . . . . . . . . . . . .      1,534,012      1,769,066

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .        212,102        228,543
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .         16,677         15,980
  Power purchased . . . . . . . . . . . . . . . . . . . . .         17,418         11,533
  Natural gas purchases . . . . . . . . . . . . . . . . . .        233,169        426,783
  Other operations. . . . . . . . . . . . . . . . . . . . .        310,999        318,277
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .        112,741        113,959
  Depreciation and amortization . . . . . . . . . . . . . .        150,582        157,462
  Amortization of phase-in revenues . . . . . . . . . . . .         17,544         17,545
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .         74,119         74,238
    State income. . . . . . . . . . . . . . . . . . . . . .         19,510         18,587
    General . . . . . . . . . . . . . . . . . . . . . . . .         95,195        109,988
      Total operating expenses. . . . . . . . . . . . . . .      1,260,056      1,492,895

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .        273,956        276,171

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .         (7,418)        (5,217)
  Gain on sale of Missouri Properties (see Note 2). . . . .           -            30,701
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .         15,253         11,092
  Income taxes (net). . . . . . . . . . . . . . . . . . . .          6,184         (4,522)
      Total other income and deductions . . . . . . . . . .         14,019         32,054

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .        287,975        308,225

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .         95,830        102,514
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         26,905         19,369
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . . .         (3,344)        (2,743)
      Total interest charges. . . . . . . . . . . . . . . .        119,391        119,140

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .        168,584        189,085

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . .         13,418         13,419

EARNINGS APPLICABLE TO COMMON STOCK . . . . . . . . . . . .     $  155,166     $  175,666

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . .     61,874,216     61,614,235

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . . . . .     $     2.51     $     2.85

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .     $     2.01     $     1.97



(1) Information reflects the sales of the Missouri Properties (Note 2).
The Notes to Consolidated Financial Statements are an integral part of these statements.

<PAGE7>


                                   WESTERN RESOURCES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Dollars in Thousands)
                                         (Unaudited)
                                                                    Nine Months Ended
                                                                      September 30,
                                                                   1995          1994(1)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .     $  135,196     $  154,059
  Depreciation and amortization . . . . . . . . . . . . . .        114,574        115,622
  Other amortization (including nuclear fuel) . . . . . . .         11,274          8,390
  Gain on sales of utility plant (net of tax) . . . . . . .           (951)       (19,296)
  Deferred taxes and investment tax credits (net) . . . . .         (9,216)       (35,005)
  Amortization of phase-in revenues . . . . . . . . . . . .         13,158         13,158
  Corporate-owned life insurance. . . . . . . . . . . . . .        (39,102)       (36,476)
  Amortization of gain from sale-leaseback. . . . . . . . .         (7,231)        (7,230)
  Amortization of acquisition adjustment. . . . . . . . . .          1,724           -
  Changes in working capital items (net of effects from
      the sale of the Missouri Properties):
    Accounts receivable and unbilled revenues (net) . . . .          7,781        (17,963)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .         (6,501)        (5,473)
    Gas stored underground. . . . . . . . . . . . . . . . .           (971)        (2,782)
    Accounts payable  . . . . . . . . . . . . . . . . . . .        (29,208)       (68,457)
    Accrued taxes . . . . . . . . . . . . . . . . . . . . .         38,687         74,008
    Other . . . . . . . . . . . . . . . . . . . . . . . . .           (752)        23,265
  Changes in other assets and liabilities . . . . . . . . .         12,229         39,735
      Net cash flows from operating activities. . . . . . .        240,691        235,555

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . .        166,743        154,929
  Sales of utility plant. . . . . . . . . . . . . . . . . .         (1,723)      (402,076)
  Non-utility investments (net) . . . . . . . . . . . . . .         14,127          4,680
  Corporate-owned life insurance policies . . . . . . . . .         54,046         54,920
  Death proceeds of corporate-owned life insurance policies           (854)        (1,251)
     Net cash flows used in (from) investing activities. .         232,339       (188,798)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . .         19,415       (221,595)
  Bonds issued. . . . . . . . . . . . . . . . . . . . . . .           -           235,923
  Bonds retired . . . . . . . . . . . . . . . . . . . . . .           (105)      (223,906)
  Revolving credit agreements (net) . . . . . . . . . . . .           -          (115,000)
  Other long-term debt (net). . . . . . . . . . . . . . . .           -           (67,893)
  Borrowings against life insurance policies (net). . . . .         47,612         69,962
  Common stock issued . . . . . . . . . . . . . . . . . . .         26,707           -
  Dividends on preferred, preference and common stock . . .       (103,014)      (100,950)
      Net cash flows from (used in) financing activities. .         (9,385)      (423,459)

INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . .         (1,033)           894

CASH AND CASH EQUIVALENTS:
  Beginning of the period . . . . . . . . . . . . . . . . .          2,715          1,217
  End of the period . . . . . . . . . . . . . . . . . . . .     $    1,682     $    2,111

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized). . . . . . . . . . . . . . . . . . . . . .     $  111,871     $  109,104
  Income taxes. . . . . . . . . . . . . . . . . . . . . . .         69,995         72,204

(1) Information reflects the sales of the Missouri Properties (Note 2).
The Notes to Consolidated Financial Statements are an integral part of these statements.

<PAGE8>

                                   WESTERN RESOURCES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Dollars in Thousands)
                                         (Unaudited)
                                                                   Twelve Months Ended
                                                                      September 30,
                                                                   1995          1994(1)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .   $  168,584     $  189,085
  Depreciation and amortization . . . . . . . . . . . . . . .      150,582        157,462
  Other amortization (including nuclear fuel) . . . . . . . .       13,789         11,436
  Gain on sales of utility plant (net of tax) . . . . . . . .         (951)       (19,296)
  Deferred taxes and investment tax credits (net) . . . . . .        9,234        (18,769)
  Amortization of phase-in revenues . . . . . . . . . . . . .       17,544         17,545
  Corporate-owned life insurance. . . . . . . . . . . . . . .      (42,748)       (46,788)
  Amortization of gain from sale-leaseback. . . . . . . . . .       (9,641)        (9,640)
  Amortization of acquisition adjustment. . . . . . . . . . .        1,724           -
  Changes in working capital items (net of effects from
      the sale of the Missouri Properties):
    Accounts receivable and unbilled revenues (net) . . . . .      (49,886)       (94,919)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .       (8,856)        (5,055)
    Gas stored underground. . . . . . . . . . . . . . . . . .       (3,592)         7,121
    Accounts payable. . . . . . . . . . . . . . . . . . . . .       (2,433)       (30,211)
    Accrued taxes . . . . . . . . . . . . . . . . . . . . . .      (14,565)        26,908
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .       19,128         28,872
  Changes in other assets and liabilities . . . . . . . . . .       26,625         41,291
      Net cash flows from operating activities  . . . . . . .      274,538        255,042

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .      249,510        240,397
  Utility investment. . . . . . . . . . . . . . . . . . . . .         -             2,500
  Sales of utility plant. . . . . . . . . . . . . . . . . . .       (1,723)      (402,076)
  Non-utility investments (net) . . . . . . . . . . . . . . .       18,488          2,654
  Corporate-owned life insurance policies . . . . . . . . . .       55,876         56,501
  Death proceeds of corporate-owned life insurance policies .         (854)        (1,442)
      Net cash flows used in (from) investing activities. . .      321,297       (101,466)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .      108,315       (143,050)
  Bonds issued. . . . . . . . . . . . . . . . . . . . . . . .         -           235,923
  Bonds retired . . . . . . . . . . . . . . . . . . . . . . .         (105)      (376,372)
  Other long-term debt (net). . . . . . . . . . . . . . . . .         -           (13,980)
  Borrowings against life insurance policies (net). . . . . .       48,283         71,143
  Common stock issued (net) . . . . . . . . . . . . . . . . .       26,707          3,970
  Preference stock redeemed . . . . . . . . . . . . . . . . .         -            (2,734)
  Dividends on preferred, preference and common stock . . . .     (136,870)      (134,183)
      Net cash flows from (used in) financing activities. . .       46,330       (359,283)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . .         (429)        (2,775)

CASH AND CASH EQUIVALENTS:
  Beginning of the period . . . . . . . . . . . . . . . . . .        2,111          4,886
  End of the period . . . . . . . . . . . . . . . . . . . . .   $    1,682     $    2,111

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized). . . . . . . . . . . . . . . . . . . . . . .   $  137,552     $  141,353
  Income taxes. . . . . . . . . . . . . . . . . . . . . . . .       88,020         93,664

(1) Information reflects the sales of the Missouri Properties (Note 2).
The Notes to Consolidated Financial Statements are an integral part of these statements.

<PAGE9>


                                   WESTERN RESOURCES, INC.
                         CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                   (Dollars in Thousands)
                                         (Unaudited)

                                                       September 30,     December 31,
                                                           1995              1994
COMMON STOCK EQUITY (see statement):
  Common stock, par value $5 per share,
    authorized 85,000,000 shares, outstanding
    62,528,780 and 61,617,873 shares, respectively .    $  312,644        $  308,089
  Paid-in capital. . . . . . . . . . . . . . . . . .       690,144           667,992
  Retained earnings. . . . . . . . . . . . . . . . .       529,479           498,374
                                                         1,532,267  50%    1,474,455  49%

CUMULATIVE PREFERRED AND PREFERENCE STOCK:
  Not subject to mandatory redemption,
    Par value $100 per share, authorized
      600,000 shares, outstanding -
         4 1/2% Series, 138,576 shares . . . . . . .        13,858            13,858
         4 1/4% Series, 60,000 shares. . . . . . . .         6,000             6,000
         5% Series, 50,000 shares. . . . . . . . . .         5,000             5,000
                                                            24,858            24,858
  Subject to mandatory redemption,
    Without par value, $100 stated value,
      authorized 4,000,000 shares,
      outstanding -
         7.58% Series, 500,000 shares. . . . . . . .        50,000            50,000
         8.50% Series, 1,000,000 shares. . . . . . .       100,000           100,000
                                                           150,000           150,000
                                                           174,858   6%      174,858   6%

LONG-TERM DEBT:
  First mortgage bonds . . . . . . . . . . . . . . .       841,000           841,000
  Pollution control bonds. . . . . . . . . . . . . .       521,817           521,922
  Less:
    Unamortized premium and discount (net) . . . . .         5,619             5,814
    Long-term debt due within one year . . . . . . .        16,000                80
                                                         1,341,198  44%    1,357,028  45%
TOTAL CAPITALIZATION . . . . . . . . . . . . . . . .    $3,048,323 100%   $3,006,341 100%


The Notes to Consolidated Financial Statements are an integral part of these statements.

<PAGE10>


                                   WESTERN RESOURCES, INC.
                       CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY
                                   (Dollars in Thousands)
                                        (Unaudited)


                                                         Common       Paid-in      Retained
                                                          Stock       Capital      Earnings

BALANCE DECEMBER 31, 1993, 61,617,873 shares  . . . .   $308,089      $667,738     $446,348

Net income. . . . . . . . . . . . . . . . . . . . . .                               154,059

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                               (10,064)
  Common stock, $1.485 per share. . . . . . . . . . .                               (91,503)

Expenses on common stock. . . . . . . . . . . . . . .                     (228)
Distribution of common stock under the Customer
  Stock Purchase Plan . . . . . . . . . . . . . . . .                      482


BALANCE SEPTEMBER 30, 1994, 61,617,873 shares . . . .    308,089       667,992      498,840


Net income. . . . . . . . . . . . . . . . . . . . . .                                33,388

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                                (3,354)
  Common stock, $0.495 per share. . . . . . . . . . .                               (30,500)


BALANCE DECEMBER 31, 1994, 61,617,873 shares. . . . .    308,089       667,992      498,374

Net income. . . . . . . . . . . . . . . . . . . . . .                               135,196

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                               (10,064)
  Common stock, $1.515 per share. . . . . . . . . . .                               (94,027)

Issuance of 910,907 shares of common stock. . . . . .      4,555        22,845
Expenses on Common Stock. . . . . . . . . . . . . . .                     (693)

BALANCE SEPTEMBER 30, 1995, 62,528,780 shares . . . .   $312,644      $690,144     $529,479




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

      The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1995 and December 31, 1994, and the results of its operations for the three, nine and twelve month periods ended September 30, 1995 and 1994. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K and the KG&E Annual Report on Form 10-K incorporated by reference in the Company's 1994 Annual Report on Form 10-K.

      The accounting policies of the Company are in accordance with generally accepted accounting principles as applied to regulated public utilities. The accounting and rates of the Company are subject to requirements of the Kansas Corporation Commission (KCC), Oklahoma Corporation Commission, and the Federal Energy Regulatory Commission (FERC).

      In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). This Statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company anticipates adopting this standard on January 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of the Company based on the current regulatory structure in which the Company operates. This conclusion may change in the future if increases in competition influence wholesale and retail pricing in this industry.
<PAGE12>

      Cash Surrender Value of Life Insurance Contracts: The following amounts related to corporate-owned life insurance (COLI) contracts, primarily with one highly rated major insurance company, are recorded on the consolidated balance sheets:
                                           September 30,   December 31,
                                                1995           1994
                                               (Dollars in Millions)

      Cash surrender value of contracts        $484.2          $408.9
      Borrowings against contracts             (439.5)         (391.9)
           COLI (net)                          $ 44.7          $ 17.0

      COLI borrowings will be repaid upon receipt of proceeds from death benefits under contracts. Increases in the cash surrender value of contracts, resulting from premiums and investment earnings, are recognized as income on a tax free basis in Corporate-owned Life Insurance (net) on the Consolidated Statements of Income. For the three, nine and twelve months ended September 30, 1995, income from increases in cash surrender value, net of premium and administrative expenses and income from death proceeds, was $4.6 million, $12.7 million, and $16.7 million respectively, compared to $3.9 million, $11.7 million and $14.4 million for the three, nine and twelve months ended September 30, 1994, respectively. Interest expense on COLI borrowings is recorded as a tax deductible expense in Corporate-owned Life Insurance (net) on the Consolidated Statements of Income for policies held by KG&E. For the three, nine and twelve months ended September 30, 1995 interest expense on KG&E's COLI borrowings was $6.9 million, $18.5 million and $24.1 million, respectively, compared to $5.6 million, $15.4 million and $20.1 million for the three, nine and twelve months ended September 30, 1994, respectively. The U.S. Congress is considering legislation, which, if enacted, may substantially reduce or eliminate interest deductions on loans from COLI policies purchased after June 20, 1986. KG&E purchased its COLI policies prior to June 20, 1986.


      As approved by the KCC, the Company is using a portion of the net income stream generated by COLI policies purchased in 1993 and 1992 by the Company to offset the costs of postretirement and postemployment benefits offered to certain current and former employees. A significant portion of such income relates to the tax deduction currently taken for interest incurred on contract borrowings under the Company's 1993 and 1992 COLI policies. The amount of this interest deduction used to offset these benefit costs for the three, nine and twelve months ended September 30, 1995, was $1.8 million, $4.7 million, and $6.0 million respectively, compared to $1.3 million, $4.7 million, and $5.7 million for the three, nine and twelve months ended September 30, 1994, respectively. As mentioned above, the U.S. Congress is considering legislation which, if enacted, may substantially reduce or eliminate this deduction. If this legislation is enacted, the Company may be required to seek increases in rates to recover postretirement and postemployment expenses that were to be funded by the 1993 and 1992 COLI policy proceeds and recognize higher levels of postretirement and postemployment expense in the Company's Consolidated Statements of Income. If rate relief is not granted, the Company would have to reflect on its books as expense the accrued and deferred costs of postretirement and postemployment benefits. As of September 30, 1995, approximately $32 million of postretirement
<PAGE13>
and postemployment benefit costs had been accrued and deferred. The Company's non-cash cost of providing these postretirement and postemployment benefits on an annual basis approximates $10 million. If the legislation is enacted, the Company currently believes that it would be allowed to recover the postretirement and postemployment costs to be funded by the 1993 and 1992 COLI policy proceeds through rates.

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

      The portion of the Missouri Properties purchased by Southern Union was sold for $404 million, in cash. (For information regarding litigation in connection with the sale of the Missouri Properties to Southern Union, see
Note 3 of Notes to Consolidated Financial Statements.) United Cities purchased the Company's natural gas distribution system in and around the City of Palmyra, Missouri, for $665,000 in cash.

      During the first quarter of 1994, the Company recognized a gain of approximately $19.3 million, net of tax, on the sale of the Missouri Properties. As of the respective dates of the sales of the Missouri Properties, the Company ceased recording the results of operations, and removed the assets and liabilities from the Consolidated Balance Sheet related to the Missouri Properties. The gain is reflected in Other Income and Deductions on the nine and twelve months ended September 30, 1994 Consolidated Statements of Income.

      The Company's operating revenues and operating income for the three, nine and twelve months ended September 30, 1995, do not include any results related to the Missouri Properties.

      The following table reflects the approximate operating revenues (unaudited) and operating income (unaudited) related to the Missouri Properties for the nine and twelve months ended September 30, 1994, through the sales to Southern Union on January 31, 1994 and United Cities on February 28, 1994:

                                                 September 30, 1994
                                         9 months ended     12 months ended
                                               (Dollars in Thousands)
      Operating Revenues. . . . . . . .         $77,008            $192,286
        Percent of Total Company. . . .             6.1%               10.9%

      Operating Income. . . . . . . . .          $4,999             $16,349
        Percent of Total Company. . . .             2.4%                5.9%
<PAGE14>
      Separate audited financial information was not kept by the Company for the Missouri Properties. This unaudited financial information is based on assumptions and allocations of expenses of the Company as a whole.


3.  LEGAL PROCEEDINGS

      On June 1, 1994, Southern Union filed an action against the Company, The Bishop Group, Ltd., and other entities affiliated with The Bishop Group, in the Federal District Court for the Western District of Missouri (the Court) (Southern Union Company v. Western Resources, Inc. et al., Case No. 94-509-CV-W-1) alleging, among other things, breach of the Missouri Properties sale agreement relating to certain gas supply contracts between the Company and various Bishop entities that Southern Union assumed, and requesting unspecified monetary damages as well as declaratory relief. On August 1, 1994, the Company filed its answer and counterclaim denying all claims asserted against it by Southern Union and requesting declaratory judgment with respect to certain adjustments in the purchase price for the Missouri Properties proposed by Southern Union and disputed by the Company. The disputed purchase price adjustments were submitted to an arbitrator in February 1995. Based on the decision of the arbitrator rendered in April 1995, Southern Union paid the Company $3.6 million including interest. For additional information regarding the sales of the Missouri Properties, see
Note 2 of Notes to Consolidated Financial Statements.

      In April, 1995, Southern Union filed its amended complaint against the Company, alleging a variety of new theories in support of its revised damage claims. Southern Union now claims that it has overpaid the Company from between $38 to $53 million dollars for the Missouri Properties. The Company has filed its amended answer denying each and every claim made by Southern Union in its amended complaint. The Company has filed motions for summary judgment on the amended complaint. The resolution of this matter is not expected to have a material adverse impact on the Company.

      On August 15, 1994, the Bishop entities filed an answer and claims against Southern Union and the Company alleging, among other things, breach of those certain gas supply contracts. The Bishop entities claimed damages up to $270 million against the Company and Southern Union. On March 1, 1995 this litigation between the Company and the Bishop entities was dismissed with prejudice and the parties exchanged mutual releases of any and all claims.
The gas supply contracts at issue in the above litigation were canceled.

      The agreements between the Company and the Bishop entities resolved disputes between them in regulatory proceedings before the KCC, the Missouri Public Service Commission, and FERC.

      The Company has entered into five new gas supply contracts with certain Bishop entities, subject to the approval of the KCC. A contested hearing was held for the approval of those contracts and the matter awaits decision by the KCC. The settlement of the parties' disputes referred to above is not contingent upon the KCC's approval of these contracts.
<PAGE15>
      The Company received a civil investigative demand from the U.S. Department of Justice seeking certain information in connection with the department's investigation "to determine whether there is, has been, or may be a violation of the Sherman Act Sec. 1-2" with respect to the natural gas business in Kansas and Missouri. On October 23, 1995, the Company received advice from the Department of Justice that it has terminated its investigation without further action.

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


4.  RATE MATTERS AND REGULATION

      KCC Rate Proceedings: On August 17, 1995, the Company filed with the KCC a request to more rapidly recover its investment in its assets of Wolf Creek over the next seven years. If the request is granted, depreciation expense for Wolf Creek will increase by approximately $50 million for each of the next seven years. As a result of this proposal, the Company will also seek to reduce electric rates for KG&E customers by approximately $9 million annually for the same seven year period based upon this accelerated depreciation.

  The request also reduces the annual depreciation by approximately $11 million for electric transmission, distribution and certain generating plant assets to reflect the effect of increasing useful lives of these properties.

  In addition, the Company filed a $36 million rate increase request for its Kansas natural gas properties. The increase is being sought to recover costs associated with the service line replacement program as well as other operating costs.

  Historically, the methods and rates of depreciation used by the Company have not varied materially from the methods and rates which would have been used if the Company were not regulated and not subject to the provisions prescribed by Statement of Financial Accounting Standards No.71, "Accounting for the Effects of Certain Types of Regulations" (SFAS 71). In the past, the methods and rates have been determined by depreciation studies and approved by the various regulatory bodies. The Company periodically evaluates its depreciation rates considering the past and expected future experience in the operation of its facilities. The proposal to more rapidly recover the Company's investment in assets of Wolf Creek would bring the capital costs of Wolf Creek down to a level more closely paralleling that of fossil-fueled generating facilities.

      On January 24, 1992, the KCC issued an order allowing the Company to defer service line replacement program costs incurred since January 1, 1992, including depreciation, property taxes, and carrying costs for recovery in the next general rate case. At September 30, 1995, approximately $12.3 million of these deferrals have been included in Deferred Charges and Other Assets, Other, on the Consolidated Balance Sheet.
<PAGE16>

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

      Manufactured Gas Sites: The Company was previously associated with 20 former manufactured gas sites located in Kansas which may contain coal tar and other potentially harmful materials. These sites were operated decades ago by predecessor companies, and were owned by the Company for a period of time after operations had ceased. The Company and the Kansas Department of Health and Environment (KDHE) conducted preliminary assessments of the sites in 1993 and 1994. The results of the preliminary investigations determined the Company does not have a connection to four of the sites.

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

      Clean Air Act: The Clean Air Act Amendments of 1990 (the Act) require a two-phase reduction in sulfur dioxide and oxides of nitrogen (NOx) emissions effective in 1995 and 2000 and a probable reduction in toxic emissions. To meet the monitoring and reporting requirements under the acid rain program, the Company installed continuous monitoring and reporting equipment at a total cost of approximately $10 million. The Company does not expect additional equipment <PAGE17> to reduce sulfur emissions to be necessary under Phase II. Although the Company has no units subject to Phase I regulations, the owners obtained an early substitution permit to bring the co-owned La Cygne Station under the Phase I regulations.

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

      Decommissioning costs are being charged to operating expenses in accordance with the KCC order. Electric rates charged to customers provide for recovery of these decommissioning costs over the life of Wolf Creek. Amounts so expensed ($3.5 million in 1994 increasing annually to $5.5 million in 2024) and earnings on trust fund assets are deposited in an external trust fund. The assumed return on trust assets is 5.9%.
<PAGE18>
The Company's investment in the decommissioning fund, including reinvested earnings was $20.7 million and $16.9 million at September 30, 1995 and December 31, 1994, respectively. These amounts are reflected in Decommissioning Trust, and the related liability is included in Deferred Credits and Other Liabilities, Other, on the Consolidated Balance Sheets.

      The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. In response to these questions, the FASB has agreed to review the accounting for removal costs, including decommissioning. If current electric utility industry accounting practices for such decommissioning are changed: (1) annual provisions for decommissioning could increase, (2) the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation, and (3) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense. The Company has historically recorded estimated decommissioning costs as a liability rather than including these costs with accumulated depreciation.

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

      The Owners carry decontamination liability, premature decommissioning liability, and property damage insurance for Wolf Creek totalling approximately $2.8 billion ($1.3 billion, Company's share). This insurance is provided by a combination of "nuclear insurance pools" ($500 million) and Nuclear Electric Insurance Limited (NEIL) ($2.3 billion). In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination. The Company's share of any remaining proceeds can be used for property damage up to $1.2 billion (Company's share) and premature decommissioning costs up to $118 million (Company's share) in excess of funds previously collected for decommissioning (as discussed under "Decommissioning").
<PAGE19>

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

      Federal Income Taxes: In April 1995, the Company reached a settlement agreement, in principal, with the Internal Revenue Service (IRS) on its examination of KG&E's federal income tax returns for the years 1984-1986 and 1987-1988. All issues in these two cases are tentatively resolved. The Company is now revising the tax calculations for the settlement. The Company anticipates an additional assessment of approximately $7 million in tax and interest as a result of these examinations. This assessment is expected to be offset by investment tax credit carryforwards, alternative minimum tax credit carryforwards, or deferred tax provisions.

      The IRS examination of KG&E's federal income tax returns for the years 1989-1990 is pending the completion of the 1984-1988 examinations. Based upon the above settlement agreements and available tax credits, the Company believes it will owe no tax for the years 1989-1990.

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



<PAGE20>
6.  INCOME TAXES

      Total income tax expense included in the Consolidated Statements of Income reflects the Federal statutory rate of 35%. The Federal statutory rate produces effective income tax rates of 37.0% and 36.5% for the three month periods, 34.9% and 35.6% for the nine month periods, and 34.7% and 34.4% for the twelve month periods ended September 30, 1995 and 1994, respectively. The effective income tax rates vary from the Federal statutory rate due to permanent differences, including the amortization of investment tax credits, and accelerated amortization of certain deferred income taxes.

<PAGE21>
                                   WESTERN RESOURCES, INC.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Management's Discussion and Analysis of the Company's 1994 Annual Report on Form 10-K. The following updates the information provided in the 1994 Annual Report on Form 10-K and analyzes the changes in the results of operations between the three, nine, and twelve month periods ended September 30, 1995 and comparable periods of 1994.
      As a result of the sales of the Missouri Properties, as described in
Note 2, Sales of Missouri Natural Gas Distribution Properties, of the Notes to Consolidated Financial Statements, the Company recognized a gain of approximately $19.3 million, net of tax, and ceased recording the results of operations for the Missouri Properties during the first quarter of 1994. Consequently, the Company's operating revenues and operating income for the nine and twelve months ended September 30, 1995, do not include any results related to the Missouri Properties and are not fully comparable to the results of operations for the same periods ending September 30, 1994.

      The following table reflects the approximate operating revenues (unaudited) and operating income (unaudited) related to the Missouri Properties for the nine and twelve months ended September 30, 1994, through the sale to Southern Union on January 31, 1994 and United Cities on February 28, 1994:

                                                 September 30, 1994
                                         9 months ended     12 months ended
                                               (Dollars in Thousands)
      Operating Revenues. . . . . . . .         $77,008            $192,286
        Percent of Total Company. . . .             6.1%               10.9%

      Operating Income. . . . . . . . .          $4,999             $16,349
        Percent of Total Company. . . .             2.4%                5.9%

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


<PAGE22>
FINANCIAL CONDITION

      General: Net income for the third quarter of 1995 was $72 million, up from net income of $58 million for the same period of 1994. The Company earned $1.10 per share of common stock for the third quarter of 1995, an increase of $0.22 per share from the third quarter of 1994. Operating revenues were $424 million and $379 million for the three months ended September 30, 1995 and 1994, respectively. The increase in net income, earnings per share, and operating revenues is primarily due to higher revenues as a result of increased electric sales in all customer classes. The demand for air conditioning load was higher due to warmer summer temperatures.

      Net income for the nine and twelve months ended September 30, 1995, was $135 million and $169 million, respectively, compared to $154 million and $189 million for the same periods of 1994. The Company earned $2.02 and $2.51 per share of common stock, respectively, for the nine and twelve months ended September 30, 1995 compared to $2.34 and $2.85 for the comparable periods of 1994. The decrease in net income and earnings per share is primarily due to the inclusion of the gain on the sales of, and operating income from, the Missouri Properties prior to the sales in the first quarter of 1994.

      Operating revenues were $1.2 billion and $1.5 billion for the nine and twelve months ended September 30, 1995, respectively. These revenues compare to $1.3 billion and $1.8 billion for the same periods of 1994. The decrease in revenues is a result of the sales of the Missouri Properties, mild winter and spring temperatures in 1995 compared to 1994, and a lower unit cost of natural gas passed on to customers through the purchased gas adjustment (PGA). Partially offsetting these decreases, was increased electric revenues resulting from increased electric sales for air conditioning load.

      A quarterly dividend of $0.505 per share was declared in the third quarter of 1995, for an indicated annual rate of $2.02 per share. The book value per share was $24.51 at September 30, 1995, up from $23.93 at December 31, 1994. There were 62,243,794 and 61,617,873 average shares outstanding for the third quarter of 1995 and 1994, respectively.

      Liquidity and Capital Resources: The Company's short-term financing requirements are satisfied, as needed, through the sale of commercial paper, short-term bank loans and borrowings under unsecured lines of credit maintained with banks. At September 30, 1995, short-term borrowings amounted to $328 million, of which $184 million was commercial paper.

      On October 18, 1995, the Company filed a shelf registration statement for the issuance by special purpose finance subsidiaries of up to $200 million of Cumulative Quarterly Income Preferred Securities.


RESULTS OF OPERATIONS

      Revenues: The Company's revenues vary with levels of usage as a result of changing weather conditions during comparable periods and are sensitive to seasonal fluctuations between consecutive periods. Future electric and natural gas sales will continue to be affected by weather conditions, competing fuel <PAGE23> sources, wholesale demand, and the overall economy of the Company's service area.
      The following table reflects changes in electric sales for the three, nine, and twelve months ended September 30, 1995 from the comparable periods of 1994.

      Increase (decrease) in electric sales volumes:

                                      3 Months        9 Months       12 Months
                                        ended           ended          ended
         Residential                    17.0%            1.2%           2.7%
         Commercial                      6.5%            2.1%           3.7%
         Industrial                      5.7%            3.9%           3.7%
         Total retail sales              9.8%            2.4%           3.3%

         Wholesale and interchange      17.5%           (1.8)%        (13.1)%
         Total electric sales           11.1%            1.6%          (0.3)%

      Electric revenues increased approximately ten percent to $371 million for the three months ended September 30, 1995 compared to $339 million for the three months ended September 30, 1994. The increase was primarily due to higher revenues as a result of increased sales in all customer classes. This increase in electric sales was due to higher air conditioning load caused by warmer summer temperatures in 1995 compared to 1994. The Company's service territory experienced more normal temperatures during the summer of 1995, but were more than 20 percent warmer, based on cooling degree days, compared to the summer of 1994.

      Electric revenues increased approximately two percent to $887 million for the nine months ended September 30, 1995 as compared to $869 million for the nine months ended September 30, 1994. Electric revenues also increased approximately two percent for the twelve months ended September 30, 1995 compared to the same period of 1994. These increases are largely due to higher sales in all retail classes resulting from the warmer summer of 1995 as discussed previously. Partially offsetting the increase in retail revenues were lower interchange revenues resulting from lower sales.

      The following table reflects changes in natural gas sales for the three, nine, and twelve months ended September 30, 1995 from the comparable periods of 1994.

      Increase (decrease) in natural gas sales volumes:

                                Excluding                    Including
                           Missouri Operations          Missouri Operations
                       3 Months 9 Months 12 Months  3 Months 9 Months 12
Months
                         ended    ended    ended      ended    ended    ended

      Residential         6.3%    (2.9)%    (7.8)%     6.3%   (22.1)%
(35.2)%
      Commercial         37.3%    (1.5)%    (7.2)%    37.3%   (23.2)%
(37.9)%
      Industrial        (15.0)%   (9.1)%   (18.2)%   (15.0)%  (12.4)%
(23.7)%
      Transportation      9.7%     9.5%      7.8%      9.7%    (4.0)%
(14.1)%
      Total Deliveries   35.9%    16.2%      7.6%     35.9%    (3.0)%
(21.6)%

      Total natural gas revenues for the three months ended September 30, 1995 were higher than the same period of 1994 due to increased residential,
<PAGE24>
commercial, and as-available gas sales. As-available gas is excess natural gas under contract that the Company did not require for customer sales or storage. According to the Company's tariff, the limited margin made on as-available gas sales, is returned 50% to customers through the PGA and 50% is reflected in wholesale sales of the Company.

      Natural gas revenues and sales decreased significantly for the nine and twelve months ended September 30, 1995 compared to the same periods of 1994 as a result of the sales of the Missouri Properties in the first quarter of 1994.

      Excluding natural gas sales related to the Missouri Properties, prior to the sales of those properties in the first quarter of 1994, total natural gas revenues would have been higher due to increased transportation sales and as-available gas sales for the nine and twelve months ended September 30, 1995. These increases were partially offset by lower sales in other customer classes as a result of milder winter temperatures in 1995 compared to 1994, and a lower unit cost of natural gas which is passed on to customers through the PGA.

      Operating Expenses: Total operating expenses increased ten percent for the three months ended September 30, 1995 compared to the same period of 1994. The increase resulted primarily from higher fuel and purchased power expense due to the increased electric generation resulting from higher sales for air conditioning load. Also contributing to the increase was higher natural gas purchased expense due primarily to increased as-available gas sales as discussed previously and additional income taxes resulting from increased net income.

      Total operating expenses decreased eight and sixteen percent for the nine and twelve months ended September 30, 1995 compared to the same periods of 1994, respectively. These decreases were the result of the sales of the Missouri Properties, lower fuel expense resulting from a lower unit cost of fuel used for generation, and lower natural gas purchases resulting from lower demand as discussed previously.

      Partially offsetting this decrease were expenses related to an early retirement program. In the second quarter of 1995, $7.6 million related to early retirement programs was recorded as an expense.

      Other Income and Deductions: Other Income and Deductions, Net of Taxes, was virtually unchanged for the three months ended and lower for the nine and twelve months ended September 30, 1995 compared to 1994. The decrease for the nine and twelve months ended was due to additional interest expense on increased COLI borrowings. (See Note 1 of Notes to Consolidated Financial Statements with respect to proposed legislation in the U.S. Congress relating to COLI.) Also significantly contributing to the decrease in other income for the nine and twelve months ended September 30, 1995 compared to 1994 is the recognition of the gain on the sales of the Missouri Properties, of approximately $19.3 million, net of tax, during the first quarter of 1994.

      Interest Charges and Preferred and Preference Dividend Requirements:
Total interest charges increased five percent for the three months ended and four percent for the nine months ended September 30, 1995 from the comparable periods in 1994 primarily due to higher debt balances and higher interest rates on short-term borrowings. Total interest charges were unchanged for the twelve months <PAGE25> ended September 30, 1995 compared to the twelve months ended September 30, 1994 as a result of lower debt balances partially offset by higher interest rates on short term borrowings.

OTHER INFORMATION

      Merger Implementation: In accordance with the KCC Merger order, amortization of the acquisition adjustment commenced in August 1995. The amortization will amount to approximately $20 million (pre-tax) per year for 40 years. The Company can recover the amortization of the acquisition adjustment through cost savings under a sharing mechanism approved by the KCC.


      Based on the order issued by the KCC with regard to the recovery of the acquisition premium, the Company must achieve a level of savings on an annual basis (considering sharing provisions) of approximately $27 million in order to recover the entire acquisition premium. To the extent that the Company's actual operations and maintenance expense is lower than the KCC-stipulated utility price index, the Company will show merger savings. The Company has calculated 1994 annual savings, in conformance with the KCC order, associated with the acquisition to be in excess of $27 million. As management presently expects to continue this level of savings, the amount is expected to be sufficient to allow the full recovery of the acquisition premium.

      Mid Continent Market Center: MCMC began operations on July 1, 1995 utilizing existing pipeline interconnections. At the time operations began, the Company transferred certain natural gas transmission assets having a value of approximately $50 million to MCMC. Upgrades and new interconnections are being constructed to expand MCMC's capabilities.

      KCC Rate Proceedings: On August 17, 1995, the Company filed a regulatory package with the KCC to more rapidly recover its investment in its assets of Wolf Creek over the next seven years. As a result of this proposed reduction, KG&E seeks permission to reduce electric rates by approximately $9 million each year for the next seven years. As part of this same package, the Company has requested a $36 million natural gas rate increase. This increase has been requested to offset increased operating and service line replacement costs.

      The reduction in revenues is anticipated to be partially offset by the natural gas rate increase and an annual $11 million reduction in the depreciation of transmission and distribution assets. Additionally offsetting the proposed rate decrease are $12 million in savings anticipated from the early retirement programs completed in the second quarter of 1995. The Company continues its Project BLUEPRINT, which is anticipated to further reduce operation, maintenance, and construction expenditures. The regulatory package speaks to regulators' concerns as well as addresses the Company's short- and long-term needs. A decision is expected, from the KCC, by the spring of 1996. For additional information relating to these rate proceedings, see Note 4 of Notes to Consolidated Financial Statements.





<PAGE26>
                                   WESTERN RESOURCES, INC.
                                 Part II  Other Information


Item 5.  Other Information

         Astra Resources Compression, Inc.:  Astra Resources Compression, Inc.
(ARC), the natural gas compressor subsidiary of the Company, announced an agreement to merge with Hanover Compressor Company of Houston. Pending necessary approvals, the merger is expected to be completed by year-end. ARC will become a wholly-owned subsidiary of Hanover. In return, the Company will receive an approximate 20% equity interest in Hanover, valued at approximately $55 million.

         Natural Gas Processing Plant: The Company and Mobil Natural Gas, Inc. (Mobil) have entered into an agreement to explore the feasibility of developing a natural gas processing plant and associated gathering system in southwest Kansas.

         The plant, to be owned equally by the two companies, will be located in the Hugoton natural gas field. Mobil will operate the plant. Upon completion, the system will provide natural gas gathering and processing services. The facility is expected to have an operating capacity of 200 million cubic feet per day. The plant also will recover natural gas liquids and helium and serve as a nitrogen rejection unit.


Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits:

          Exhibit 27    -  Financial Data Schedule

          Exhibit 99    -  Kansas Gas and Electric Company's Quarterly Report
                           on Form 10-Q for the quarter ended
                           September 30, 1995

    (b) Reports on Form 8-K:  Form 8-K dated August 18, 1995.

<PAGE27>
                                         SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Western Resources, Inc.



Date      October 27, 1995            By         /s/ S. L. KITCHEN

                                       S. L. Kitchen, Executive Vice President
                                              and Chief Financial Officer



Date      October 27, 1995            By     /s/ JERRY D. COURINGTON
                                                Jerry D. Courington,
                                                    Controller