Form 10-K
period 1995-12-31
WESTERN RESOURCES INC /KS
filed 1996-03-27
CIK 54507

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K
      [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1995

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K. ( )

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Approximately $1,897,474,000 of Common Stock and $11,398,000 of Preferred Stock (excluding the 4 1/4% Series of Preferred Stock for which there is no readily ascertainable market value) at March 18, 1996.

Indicate the number of shares outstanding of each of the registrant's classes of common stock.

Common Stock, $5.00 par value                            63,249,141
         (Class)                               (Outstanding at March 27, 1996)

                         Documents Incorporated by Reference:
     Part                              Document
     III Items 10-13 of the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 1996.
<PAGE 2>
                     WESTERN RESOURCES, INC.
                            FORM 10-K
                        December 31, 1995

                        TABLE OF CONTENTS

     Description                                                 Page

PART I
     Item 1.  Business                                              3

     Item 2.  Properties                                      19

     Item 3.  Legal Proceedings                                    21

     Item 4.  Submission of Matters to a Vote of
             Security Holders                                 21

PART II
     Item 5.  Market for Registrant's Common Equity and
                Related Stockholder Matters                        21

     Item 6.  Selected Financial Data                              23

     Item 7.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                         24

     Item 8.  Financial Statements and Supplementary Data               31

     Item 9.  Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                 61

PART III
     Item 10. Directors and Executive Officers of the
                Registrant                                         61

     Item 11. Executive Compensation                               61

     Item 12. Security Ownership of Certain Beneficial
                Owners and Management                              61

     Item 13. Certain Relationships and Related Transactions            61

PART IV
     Item 14. Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                62

     Signatures                                                    66

<PAGE 3>
                              PART I

ITEM 1.  BUSINESS


ACQUISITION AND MERGER
     On March 31, 1992, Western Resources, Inc. (formerly the Kansas Power and Light Company) (the Company) through its wholly-owned subsidiary KCA Corporation (KCA) acquired all of the outstanding common and preferred stock of Kansas Gas and Electric Company (KGE) (the Merger). Simultaneously, KCA and Kansas Gas and Electric Company merged and adopted the name Kansas Gas and Electric Company (KGE).

     Additional information relating to the Merger can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

   The Company and its wholly-owned subsidiaries, include KPL, a rate regulated electric and gas division of the Company, KGE, a rate regulated electric utility and wholly-owned subsidiary of the Company, the Westar companies, non-utility subsidiaries, and Mid Continent Market Center, Inc. (Market Center), a regulated gas transmission service provider. KGE owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating Company for Wolf Creek Generating Station (Wolf Creek). Corporate headquarters of the Company are located at 818 Kansas Avenue, Topeka, Kansas 66612. At December 31, 1995, the Company had 4,047 employees.

   The Company is an investor-owned holding Company. The Company is engaged principally in the production, purchase, transmission, distribution and sale of electricity and the delivery and sale of natural gas. The Company serves approximately 601,000 electric customers in eastern and central Kansas and approximately 648,000 natural gas customers in Kansas and northeastern Oklahoma. The Company's non-utility subsidiaries market natural gas primarily to large commercial and industrial customers, provide electronic security services, and provide other energy-related products and services. The Company has acquired 30.8 million shares of common stock of ADT Limited, representing approximately 24% of ADT's outstanding common shares. ADT's principal business is providing electronic security services.

    In January 1996, the KCC initiated an order for a generic investigation to analyze matters related to the potential restructuring of the electric industry and the overall implications to both utilities and public interests within the State of Kansas. This order was initiated given recent developments at the Federal Energy Regulatory Commission (FERC), other state regulatory agencies and increased competition among utilities related to large industrial electric customers. The order was established as a means to define the KCC's role within the electric generation industry as it may become more competitive, and address any developments as they may occur. Currently, there are no proceedings or actions at the KCC which would open the Company's current electric markets to greater competition, nor establish guidelines as to a change in the degree of regulatory oversight that the KCC has on the Company's operations.

<PAGE 4>
   For discussion regarding competition in the electric utility industry and the potential impact on the Company, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Other Information, Competition.

   To capitalize on opportunities in the non-regulated natural gas industry, the Company established Market Center. Market Center, which began operations on July 1, 1995, provides natural gas transportation, storage, and gathering services, as well as balancing and title transfer capability. The Company transferred certain natural gas transmission assets having a net book value of approximately $50 million to the Market Center. Market Center will provide no notice natural gas transportation and storage services to the Company under a long-term contract.

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

   The portion of the Missouri Properties purchased by Southern Union was sold for $404 million. United Cities purchased the Company's natural gas distribution system in and around the City of Palmyra, Missouri for $665,000.

   As a result of the sales of the Missouri Properties, as described in Note
2 of the Notes to Consolidated Financial Statements, the Company recognized a gain of approximately $19.3 million, net of tax, ($0.31 per share) and ceased recording the results of operations for the Missouri Properties during the first quarter of 1994. Consequently, the Company's results of operations for the twelve months ended December 31, 1994 are not comparable to the results of operations for the same period ending December 31, 1993.

   The following table reflects, through the dates of the sales of the Missouri Properties, the approximate operating revenues and operating income for the years ended December 31, 1994 and 1993, and net utility plant at December 31, 1993, related to the Missouri Properties (See Notes 2 and 3 of the Notes to Consolidated Financial Statements included herein):

                                           1994               1993
                                              Percent            Percent
                                       of Total          of Total
                                Amount  Company    Amount  Company
                                 (Dollars in Thousands, Unaudited)
Operating revenues. . . . . . . . . .$ 77,008    4.8%   $349,749   18.3%
Operating income. . . . . . . . . . .   4,997    1.9%     20,748    7.1%
Net utility plant . . . . . . . . . .    -        -      296,039    6.6%

   Separate audited financial information was not kept by the Company for the Missouri Properties. This unaudited financial information is based on assumptions and allocations of expenses of the Company as a whole.

   The following information includes the operations of KGE since March 31, 1992 and excludes the activities related to the Missouri Properties following the sales of those properties in the first quarter of 1994.

<PAGE 5>
   The percentages of Total Operating Revenues and Operating Income Before Income Taxes attributable to the Company's electric and natural gas operations for the past five years were as follows:

                           Total                       Operating Income
                     Operating Revenues               Before Income Taxes
      Year        Electric    Natural Gas           Electric    Natural Gas
      1995           73%          27%                  98%           2%
      1994           69%          31%                  97%           3%
      1993           58%          42%                  85%          15%
      1992           57%          43%                  89%          11%
      1991           41%          59%                  84%          16%

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

   The amount of the Company's plant in service (net of accumulated depreciation) at December 31, for each of the past five years was as follows:


          Year          Electric          Natural Gas          Total
                                    (Dollars in Thousands)
          1995         $3,676,576          $525,431         $4,202,007
          1994          3,676,347           496,753          4,173,100
          1993          3,641,154           759,619          4,400,773
          1992          3,645,364           696,036          4,341,400
          1991          1,080,579           628,751          1,709,330


ELECTRIC OPERATIONS

General

   The Company supplies electric energy at retail to approximately 601,000 customers in 462 communities in Kansas. These include Wichita, Topeka, Lawrence, Manhattan, Salina, and Hutchinson. The Company also supplies electric energy at wholesale to the electric distribution systems of 67 communities and 5 rural electric cooperatives. The Company has contracts for the sale, purchase or exchange of electricity with other utilities. The Company also receives a limited amount of electricity through parallel generation.

<PAGE 6>
   The Company's electric sales for the last five years were as follows (includes KGE since March 31, 1992):

                      1995        1994        1993         1992        1991
                                      (Thousands of MWH)
  Residential        5,088       5,003       4,960        3,842       2,556
  Commercial         5,453       5,368       5,100        4,473       3,051
  Industrial         5,619       5,410       5,301        4,419       1,947
  Wholesale and
    Interchange      4,012       3,899       4,525        3,028       1,669
  Other                108         106         103           91         315*
  Total             20,280      19,786      19,989       15,853       9,538*


   * Includes cumulative effect to January 1, 1991, of a change in revenue recognition. The cumulative effect of this change increased electric sales by 256,000 MWH for 1991.

   The Company's electric revenues for the last five years were as follows (includes KGE since March 31, 1992):

                  1995         1994         1993        1992        1991
                                  (Dollars in Thousands)
Residential  $  396,025   $  388,271   $  384,618     $296,917    $160,831
Commercial      340,819      334,059      319,686      271,303     149,152
Industrial      268,947      265,838      261,898      211,593      78,138
Wholesale and
  Interchange   104,992      106,243      118,401       98,183      70,262
Other            35,112       27,370       19,934        4,889      13,456
Total        $1,145,895   $1,121,781   $1,104,537     $882,885    $471,839

Capacity

   The aggregate net generating capacity of the Company's system is presently 5,240 megawatts (MW). The system comprises interests in 22 fossil fueled steam generating units, one nuclear generating unit (47% interest), seven combustion peaking turbines and one diesel generator located at eleven generating stations. Two units of the 22 fossil fueled units (aggregating 100 MW of capacity) have been "mothballed" for future use (See Item 2. Properties).

   The Company's 1995 peak system net load occurred August 28, 1995 and amounted to 3,979 MW. The Company's net generating capacity together with power available from firm interchange and purchase contracts, provided a capacity margin of approximately 19% above system peak responsibility at the time of the peak.

   The Company and ten companies in Kansas and western Missouri have agreed to provide capacity (including margin), emergency and economy services for each other. This arrangement is called the MOKAN Power Pool. The pool participants also coordinate the planning of electric generating and transmission facilities.
<PAGE 7>
   The Company is one of 47 members of the Southwest Power Pool (SPP). SPP's responsibility is to maintain system reliability on a regional basis. The region encompasses areas within the eight states of Kansas, Missouri, Oklahoma, New Mexico, Texas, Louisiana, Arkansas, and Mississippi.

   In 1994, the Company joined the Western Systems Power Pool (WSPP). Under this arrangement, over 103 electric utilities and marketers throughout the western United States have agreed to market energy and to provide transmission services. WSPP's intent is to increase the efficiency of the interconnected power systems operations over and above existing operations. Services available include short-term and long-term economy energy transactions, unit commitment service, firm capacity and energy sales, energy exchanges, and transmission service by intermediate systems.

   In January 1994, the Company entered into an agreement with Oklahoma Municipal Power Authority (OMPA), whereby, the Company received a prepayment of approximately $41 million for capacity (42 MW) and transmission charges through the year 2013.

   During 1994, KGE entered into an agreement with Midwest Energy, Inc.
(MWE), whereby KGE will provide MWE with peaking capacity of 61 MW through the year 2008. KGE also entered into an agreement with Empire District Electric Company (Empire), whereby KGE will provide Empire with peaking and base load capacity (20 MW in 1994 increasing to 80 MW in 2000) through the year 2000.
In January 1995, the Company entered into another agreement with Empire, whereby the Company will provide Empire with peaking and base load capacity (10 MW in 1995 increasing to 162 MW in 2000) through the year 2010.

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

Fuel Mix

   The Company's coal-fired units comprise 3,242 MW of the total 5,240 MW of generating capacity and the Company's nuclear unit provides 548 MW of capacity. Of the remaining 1,450 MW of generating capacity, units that can burn either natural gas or oil account for 1,369 MW, and the remaining units which burn only oil or diesel fuel account for 81 MW (See Item 2. Properties).

   During 1995, low sulfur coal was used to produce 74% of the Company's electricity. Nuclear produced 21% and the remainder was produced from natural gas, oil, or diesel fuel. During 1996, based on the Company's estimate of the availability of fuel, coal will be used to produce approximately 79% of the Company's electricity and nuclear will be used to produce approximately 16%.
<PAGE 8>
   The Company's fuel mix fluctuates with the operation of nuclear powered Wolf Creek which has an 18-month refueling and maintenance schedule. The 18-month schedule permits uninterrupted operation every third calendar year. Wolf Creek was taken off-line on February 3, 1996 for its eighth refueling and maintenance outage. The outage is expected to last approximately 60 days during which time electric demand will be met primarily by the Company's coal-fired operating units.

Nuclear

   The owners of Wolf Creek have on hand or under contract 75% of the uranium required for operation of Wolf Creek through the year 2003. The balance is expected to be obtained through spot market and contract purchases. The Company has contracts with the following three suppliers for uranium: Cameco, Geomex Minerals, Inc., and Power Resources, Inc.

     The Company has three contracts for uranium enrichment performed by USEC, Urenco and Nuexco Trading Corp. These contractual arrangements cover 100% of Wolf Creek's uranium enrichment requirements for 1996-1997, 90% for 1998-1999, 95% for 2000-2001, and 100% for 2005-2014. The balance of the
1998-2005 requirements is expected to be obtained through a combination of spot market and contract purchases. The decision not to contract for the full enrichment requirements is one of cost rather than availability of service.

   A contractual arrangement is in place with Cameco for the conversion of uranium to uranium hexafluoride sufficient to meet Wolf Creek's requirements through the year 2000.

   The Company has entered into all of its uranium, uranium enrichment and uranium hexaflouride arrangements during the ordinary course of business and is not substantially dependent upon these agreements. The Company believes there are other suppliers and plentiful sources available at reasonable prices to replace, if necessary, these contracts. In the event that the Company were required to replace these contracts, it would not anticipate a substantial disruption of its business.

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

   Additional information with respect to insurance coverage applicable to the operations of the Company's nuclear generating facility is set forth in
Note 5 of the Notes to Consolidated Financial Statements.

Coal

   The three coal-fired units at JEC have an aggregate capacity of 1,795 MW (Company's 84% share) (See Item 2. Properties). The Company has a long-term coal supply contract with Amax Coal West, Inc. (AMAX), a subsidiary of Cyprus
<PAGE 9>
Amax Coal Company, to supply low sulfur coal to JEC from AMAX's Eagle Butte Mine or an alternate mine source of AMAX's Belle Ayr Mine, both located in the Powder River Basin in Campbell County, Wyoming. The contract expires December 31, 2020. The contract contains a schedule of minimum annual delivery quantities based on MMBtu provisions. The coal to be supplied is surface mined and has an average Btu content of approximately 8,300 Btu per pound and an average sulfur content of .43 lbs/MMBtu (See Environmental Matters). The average delivered cost of coal for JEC was approximately $1.13 per MMBtu or $18.54 per ton during 1995.

   Coal is transported from Wyoming under a long-term rail transportation contract with Burlington Northern (BN) and Union Pacific (UP) to JEC through December 31, 2013. Rates are based on net load carrying capabilities of each rail car. The Company provides 890 aluminum rail cars, under a 20 year lease, to transport coal to JEC.

   The two coal-fired units at La Cygne Station have an aggregate generating capacity of 672 MW (KGE's 50% share) (See Item 2. Properties). The operator, Kansas City Power & Light Company (KCPL), maintains coal contracts summarized in the following paragraphs.

   La Cygne 1 uses low sulfur Powder River Basin coal which is supplied under a variety of spot market transactions, discussed below. Illinois or Kansas/Missouri coal is blended with the Powder River Basin coal and is secured from time to time under spot market arrangements. La Cygne 1 uses a blend of 85% Powder River Basin coal.

   La Cygne 2 and additional La Cygne 1 Powder River Basin coal is supplied through several contracts, expiring at various times through 1998. This low sulfur coal had an average Btu content of approximately 8,500 Btu per pound and a maximum sulfur content of .50 lbs/MMBtu (See Environmental Matters).
For 1996, KCPL has secured Powder River Basin coal from Powder River Coal Company, a subsidiary of Peabody Coal Company. Transportation is covered by KCPL through its Omnibus Rail Transportation Agreement with BN and Kansas City Southern Railroad (KCS) through December 31, 2000.

   During 1995, the average delivered cost of all local and Powder River
Basin coal procured for La Cygne 1 was approximately $0.88 per MMBtu or $15.31 per ton and the average delivered cost of Powder River Basin coal for La Cygne 2 was approximately $0.75 per MMBtu or $12.56 per ton.

   The coal-fired units located at the Tecumseh and Lawrence Energy Centers have an aggregate generating capacity of 775 MW (See Item 2. Properties). The Company contracted with Cyprus Amax Coal Company's Foidel Creek Mine located in Routt County, Colorado for low sulfur coal through December 31, 1998. During 1995, the average delivered cost of coal for the Lawrence units was approximately $1.18 per MMBtu or $26.19 per ton and the average delivered cost of coal for the Tecumseh units was approximately $1.17 per MMBtu or $26.14 per ton. This coal is transported by Southern Pacific Lines and Atchison, Topeka and Santa Fe Railway Company under a contract expiring December 31, 1998. The coal supplied from Cyprus has an average Btu content of approximately 11,200 Btu per pound and an average sulfur content of .38 lbs/MMBtu (See
Environmental Matters).   The Company anticipates that the Cyprus agreement
will supply the minimum requirements of the Tecumseh and Lawrence Energy Centers and supplemental coal requirements will continue to be supplied from coal markets in Wyoming, Utah, Colorado and/or New Mexico.

<PAGE 10>
   The Company has entered into all of its coal and transportation contracts during the ordinary course of business and is not substantially dependent upon these contracts. The Company believes there are other suppliers for and plentiful sources of coal available at reasonable prices to replace, if necessary, fuel to be supplied pursuant to these contracts. In the event that the Company were required to replace its coal or transportation agreements, it would not anticipate a substantial disruption of the Company's business.

Natural Gas

   The Company uses natural gas as a primary fuel in its Gordon Evans, Murray Gill, Abilene, and Hutchinson Energy Centers and in the gas turbine units at its Tecumseh generating station. Natural gas is also used as a supplemental fuel in the coal-fired units at the Lawrence and Tecumseh generating stations. Natural gas for Gordon Evans and Murray Gill Energy Centers is supplied by readily available gas from the spot market. Short-term economical spot market purchases will supply the system with the flexible natural gas supply to meet operational needs for the Gordon Evans and Murray Gill Energy Centers.
Natural gas for the Company's Abilene and Hutchinson stations is supplied from the Company's main system (See Natural Gas Operations).

Oil

   The Company uses oil as an alternate fuel when economical or when interruptions to natural gas make it necessary. Oil is also used as a supplemental fuel at JEC and La Cygne generating stations. All oil burned by the Company during the past several years has been obtained by spot market purchases. At December 31, 1995, the Company had approximately 3 million gallons of No. 2 and 14 million gallons of No. 6 oil which is believed to be sufficient to meet emergency requirements and protect against lack of availability of natural gas and/or the loss of a large generating unit.

Other Fuel Matters

   The Company's contracts to supply fuel for its coal and natural gas-fired generating units, with the exception of JEC, do not provide full fuel requirements at the various stations. Supplemental fuel is procured on the spot market to provide operational flexibility and, when the price is favorable, to take advantage of economic opportunities.

   Set forth in the table below is information relating to the weighted average cost of fuel used by the Company.

   KPL Plants                    1995      1994     1993     1992     1991
   Per Million Btu:
          Coal                  $1.15     $1.13    $1.13    $1.30    $1.33
          Gas                    1.63      2.66     2.71     2.15     1.72
          Oil                    4.34      4.27     4.41     4.19     4.25

    Cents per KWH Generation     1.31      1.32     1.31     1.49     1.52

   KGE Plants                    1995      1994     1993     1992     1991
   Per Million Btu:
          Nuclear               $0.40     $0.36    $0.35    $0.34    $0.32
          Coal                   0.91      0.90     0.96     1.25     1.32
          Gas                    1.68      1.98     2.37     1.95     1.74
          Oil                    4.00      3.90     3.15     4.28     4.13

    Cents per KWH Generation     0.82      0.89     0.93     0.98     1.09

<PAGE 11>
Environmental Matters

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

   The Federal sulfur dioxide standards, applicable to the Company's JEC and La Cygne 2 units, prohibit the emission of more than 1.2 pounds of sulfur dioxide per million Btu of heat input. Federal particulate matter emission standards applicable to these units prohibit: (1) the emission of more than
0.1 pounds of particulate matter per million Btu of heat input and (2) an opacity greater than 20%. Federal NOx emission standards applicable to these units prohibit the emission of more than 0.7 pounds of NOx per million Btu of heat input.

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

   The Kansas Department of Health and Environment (KDHE) regulations, applicable to the Company's other generating facilities, prohibit the emission of more than 2.5 pounds of sulfur dioxide per million Btu of heat input at the Company's Lawrence generating units and 3.0 pounds at all other generating units. There is sufficient low sulfur coal under contract (See Coal) to allow compliance with such limits at Lawrence, Tecumseh and La Cygne 1 for the life of the contracts. All facilities burning coal are equipped with flue gas scrubbers and/or electrostatic precipitators.

   The Clean Air Act Amendments of 1990 (the Act) require a two-phase reduction in sulfur dioxide and NOx emissions with Phase I effective in 1995 and Phase II effective in 2000 and a probable reduction in toxic emissions by a future date yet to be determined. To meet the monitoring and reporting requirements under the Act's acid rain program, the Company installed continuous monitoring and reporting equipment at a total cost of approximately $10 million. The Company does not expect additional equipment to reduce sulfur emissions to be necessary under Phase II. Although, the Company currently has no Phase I affected units, the Company has applied for and has been accepted for an early substitution permit to bring the co-owned La Cygne Generating Station under the Phase I regulations.
   The NOx and toxic limits, which were not set in the law, were proposed by the EPA in January 1996. The Company is currently evaluating the steps it will need to take in order to comply with the proposed new rules, but is unable to determine its compliance options or related compliance costs until the evaluation is finished later this year. The Company will have three years to comply with the new rules.

   All of the Company's generating facilities are in substantial compliance with the Best Practicable Technology and Best Available Technology regulations issued by EPA pursuant to the Clean Water Act of 1977. Most EPA regulations are administered in Kansas by the KDHE.

   Additional information with respect to Environmental Matters is discussed in Note 5 of the Notes to Consolidated Financial Statements included herein.
<PAGE 12>
NATURAL GAS OPERATIONS

General

   At December 31, 1995, the Company supplied natural gas at retail to approximately 648,000 customers in 362 communities and at wholesale to eight communities and two utilities in Kansas and Oklahoma. The natural gas systems of the Company consist of distribution systems in both states purchasing natural gas from various suppliers and transported by interstate pipeline companies and the main system, an integrated storage, gathering, transmission and distribution system. The Company also transports gas for its large commercial and industrial customers which purchase gas on the spot market.
The Company earns approximately the same margin on the volume of gas transported as on volumes sold except where discounting occurs in order to retain the customer's load.

   As discussed under General, above, on January 31, 1994, the Company sold substantially all of its Missouri natural gas distribution properties and operations to Southern Union and sold the remaining Missouri Properties to United Cities on February 28, 1994. Additional information with respect to the impact of the sales of the Missouri Properties is set forth in Notes 2 and 3 of the Notes to Consolidated Financial Statements.

   The percentage of total natural gas deliveries, including transportation and operating revenues for 1995, by state were as follows:

                          Total Natural           Total Natural Gas
                          Gas Deliveries          Operating Revenues
          Kansas             96.4%                     95.4%
          Oklahoma            3.6%                      4.6%

   The Company's natural gas deliveries for the last five years were as follows:

                        1995     1994(2)      1993       1992       1991
                                       (Thousands of MCF)
      Residential       55,810     64,804    110,045     93,779     97,297
      Commercial        21,245     26,526     47,536     40,556     47,075
      Industrial           548        605      1,490      2,214      2,655
      Other             17,078(1)      43         41         94     14,960(3)
      Transportation    48,292     51,059     73,574     68,425     78,055
      Total            142,973    143,037    232,686    205,068    240,042

The Company's natural gas revenues for the last five years were as follows:

                       1995       1994(2)    1993       1992       1991
                                   (Dollars in Thousands)
     Residential     $274,550   $332,348   $529,260   $440,239   $433,871
     Commercial        94,349    125,570    209,344    169,470    182,486
     Industrial         3,051      3,472      7,294      7,804     10,546
     Other             31,860     11,544     30,143     27,457     33,434
     Transportation    22,366     23,228     28,781     28,393     30,002
     Total           $426,176   $496,162   $804,822   $673,363   $690,339

   (1) The increase in other gas sales reflects an increase in as-available gas sales.

   (2) Information reflects the sales of the Missouri Properties effective January 31, and February 28, 1994.
<PAGE 13>
   (3) Includes cumulative effect to January 1, 1991, of a change in revenue recognition. The cumulative effect of this change increased natural gas sales by 14,838,000 MCF for 1991.

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

Interstate System

   The Company distributes natural gas at retail to approximately 518,000 customers located in central and eastern Kansas and northeastern Oklahoma. The largest cities served in 1995 were Wichita and Topeka, Kansas and Bartlesville, Oklahoma. The Company has transportation agreements for delivery of this gas which have terms varying in length from one to twenty years, with the following non-affiliated pipeline transmission companies:
Williams Natural Gas Company (WNG), Kansas Pipeline Company (KPP), Panhandle Eastern Pipeline Company (Panhandle), and various other intrastate suppliers. The volumes transported under these agreements in 1995 and 1994 were as follows:

                              Transportation Volumes (BCF's)

                                          1995           1994
                 WNG                      61.8           51.6
                 KPP                       7.1            7.6
                 Panhandle                 1.0            0.8
                 Others                    8.0            9.3

   The Company purchases this gas from various producers and marketers under contracts expiring at various times. The Company purchased approximately 61.7 BCF or 79.3% of its natural gas supply from these sources in 1995 and 52.2 BCF or 89.3% during 1994. Approximately 90.5 BCF of natural gas is made available annually under these contracts which extend beyond the year 2000.

   In October 1994, the Company executed a long-term gas purchase contract (Base Contract) and a peaking supply contract with Amoco Production Company for the purpose of meeting the requirements of the customers served from the Company's interstate system over the WNG pipeline system. The Company anticipates that the Base Contract will supply between 35% and 50% of the Company's demand served by the WNG pipeline system. Amoco is one of various suppliers over the WNG pipeline system and if this contract were canceled, the Company could replace gas supplied by Amoco with gas from other suppliers.
Gas available under the Amoco contract is also available for sale by the Company to other parties and sales are recorded as Other Revenue.

   The Company also purchases natural gas from KPP under contracts expiring at various times. These purchases were approximately 5.3 BCF or 6.7% of its natural gas supply in 1995 and 4.4 BCF or 5.6% during 1994. The Company purchases natural gas for the interstate system from intrastate pipelines and from spot market suppliers under short-term contracts. These sources totaled
3.6 BCF and 3.8 BCF for 1995 and 1994 representing 4.6% and 6.5% of the system requirements, respectively.
<PAGE 14>
   During 1995 and 1994, approximately 7.3 BCF and 8.0 BCF, respectively, were transferred from the Company's main system to serve a portion of the demand for Wichita, Kansas. These system transfers represent 9.4% and 13.7%, respectively, of the interstate system supply.

   The average wholesale cost per thousand cubic feet (MCF) purchased for the distribution systems for the past five years was as follows:

                            Interstate Pipeline Supply
                              (Average Cost per MCF)

                              1995       1994       1993       1992       1991
       WNG                    $ -        $ -        $3.57      $3.64
$3.61
       Other                  2.78       3.32       3.01       2.30       2.36
       Total Average Cost     2.78       3.32       3.23       2.88       3.02

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

   Natural gas purchased for the Company's main system customer requirements is transported and/or stored by the Market Center. The Company retains a priority right to capacity on the Market Center necessary to serve the main system customers. The Company has the opportunity to negotiate for the purchase of natural gas with producers or marketers utilizing Market Center services, which increases the potential supply available to meet main system customer demands.

   During 1995, the Company purchased approximately 8.7 BCF of natural gas from Mesa Operating Limited Partnership (Mesa). Approximately 3.2 BCF of natural gas was purchased through the spot market in 1995 which allowed the Company to avoid minimum take requirements associated with long-term contracts. These purchases represent approximately 39.7% and 14.6%, respectively, of the Company's main system requirements during such periods.

   Spivey-Grabs field in south-central Kansas supplied approximately 4.8 BCF of natural gas in both 1995 and 1994, constituting 20.2% and 17.6%, respectively, of the main system's requirements during such periods. Such natural gas is supplied pursuant to contracts with producers in the Spivey-Grabs field, most of which are for the life of the field, and under which the Company expects to receive approximately 4.4 BCF or 23.6% of natural gas in 1996. Based on a reserve study performed by an independent petroleum engineering firm in 1995, significant quantities of gas will be available from the Spivey-Grabs field for at least twenty years.

   Other sources of gas for the main system of 3.4 BCF or 15.6% of the system requirements were purchased from or transported through interstate pipelines
<PAGE 15>
during 1995. The remainder of the supply for the main system during 1995 and 1994 of 2.2 BCF and 2.5 BCF representing 9.9% and 9.2%, respectively, was purchased directly from producers or gathering systems.

   During 1995 and 1994, approximately 7.3 BCF and 8.0 BCF, respectively, of the total main system supply was transferred to the Company's interstate system (See Interstate System).

   The Company believes there is adequate natural gas available under contract or otherwise available to meet the currently anticipated needs of the main system customers.

   The main system's average wholesale cost per MCF purchased for the past five years was as follows:
                         Natural Gas Supply - Main System
                              (Average Cost per MCF)

                            1995     1994      1993      1992       1991
  Mesa-Hugoton Contract    $1.44    $1.81     $1.78(1)  $1.47(2)   $1.36(3)
  Other                     2.47     2.92      2.69      2.66       2.68
  Total Average Cost        2.06     2.23      2.20      2.00       1.94

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

SEGMENT INFORMATION

   Financial information with respect to business segments is set forth in
Note 11 of the Notes to Consolidated Financial Statements included herein.


FINANCING

   The Company's ability to issue additional debt and equity securities is restricted under limitations imposed by the charter and the Mortgage and Deed of Trust of Western Resources and KGE.

   Western Resources' mortgage prohibits additional Western Resources first mortgage bonds from being issued (except in connection with certain refundings) unless the Company's net earnings available for interest, depreciation and property retirement for a period of 12 consecutive months within 15 months preceding the issuance are not less than the greater of twice the annual interest charges on, or 10% of the principal amount of, all first mortgage bonds outstanding after giving effect to the proposed issuance.
Based on the Company's results for the 12 months ended December 31, 1995, approximately $487 million principal amount of additional first mortgage bonds could be issued (7.25% interest rate assumed).

<PAGE 16>
   Western Resources bonds may be issued, subject to the restrictions in the preceding paragraph, on the basis of property additions not subject to an unfunded prior lien and on the basis of bonds which have been retired. As of December 31, 1995, the Company had approximately $485 million of net bondable property additions not subject to an unfunded prior lien entitling the Company to issue up to $291 million principal amount of additional bonds. As of December 31, 1995, no additional bonds could be issued on the basis of retired bonds.

   KGE's mortgage prohibits additional KGE first mortgage bonds from being issued (except in connection with certain refundings) unless KGE's net earnings before income taxes and before provision for retirement and depreciation of property for a period of 12 consecutive months within 15 months preceding the issuance are not less than two and one-half times the annual interest charges on, or 10% of the principal amount of, all KGE first mortgage bonds outstanding after giving effect to the proposed issuance. Based on KGE's results for the 12 months ended December 31, 1995, approximately $937 million principal amount of additional KGE first mortgage bonds could be issued (7.25% interest rate assumed).

   KGE bonds may be issued, subject to the restrictions in the preceding paragraph, on the basis of property additions not subject to an unfunded prior lien and on the basis of bonds which have been retired. As of December 31, 1995, KGE had approximately $1.3 billion of net bondable property additions not subject to an unfunded prior lien entitling KGE to issue up to $922 million principal amount of additional KGE bonds. As of December 31, 1995, $1 million in additional bonds could be issued on the basis of retired bonds.

   The most restrictive provision of the Company's charter permits the issuance of additional shares of preferred stock without certain specified preferred stockholder approval only if, for a period of 12 consecutive months within 15 months preceding the issuance, net earnings available for payment of interest exceed one and one-half times the sum of annual interest requirements plus dividend requirements on preferred stock after giving effect to the proposed issuance. After giving effect to the annual interest and dividend requirements on all debt and preferred stock outstanding at December 31, 1995, such ratio was 2.18 for the 12 months ended December 31, 1995.


REGULATION AND RATES

   The Company is subject as an operating electric utility to the jurisdiction of the Kansas Corporation Commission (KCC) and as a natural gas utility to the jurisdiction of the KCC and the Corporation Commission of the State of Oklahoma (OCC), which have general regulatory authority over the Company's rates, extensions and abandonments of service and facilities, valuation of property, the classification of accounts and various other matters.

   The Company is subject to the jurisdiction of the FERC and KCC with respect to the issuance of securities. There is no state regulatory body in Oklahoma having jurisdiction over the issuance of the Company's securities.

   The Company is exempt as a public utility holding company pursuant to
Section 3(a)(1) of the Public Utility Holding Company Act of 1935 from all provisions of that Act, except Section 9(a)(2). Additionally, the Company
<PAGE 17>
is subject to the jurisdiction of the FERC, including jurisdiction as to rates with respect to sales of electricity for resale. The Company is not engaged in the interstate transmission or sale of natural gas which would subject it to the regulatory provisions of the Natural Gas Act. KGE is also subject to the jurisdiction of the Nuclear Regulatory Commission as to nuclear plant operations and safety.

   Additional information with respect to Rate Matters and Regulation as set forth in Note 4 of Notes to Consolidated Financial Statements is included herein.


EMPLOYEE RELATIONS

   As of December 31, 1995, the Company had 4,047 employees. The Company did not experience any strikes or work stoppages during 1995. The Company's current contract with the International Brotherhood of Electrical Workers was negotiated in 1995 and extends through June 30, 1997. The contract covers approximately 1,950 employees. The Company has contracts with three gas unions representing approximately 595 employees. These contracts were negotiated in 1992 and will expire June 6, 1996.

<PAGE 18>
EXECUTIVE OFFICERS OF THE COMPANY
                                                           Other Offices or Positions
Name                  Age      Present Office              Held During Past Five Years
John E. Hayes, Jr.     58      Chairman of the Board          President
                               and Chief Executive
                               Officer

David C. Wittig        40      President                      Executive Vice President,
                               (since March 1996)                Corporate Strategy (since
                                                                 May 1995)

                                                              Salomon Brothers, Inc.
                                                                 Managing Director, Co-Head
                                                                 of Mergers and Acquisitions

James S. Haines, Jr.   49      Executive Vice President       Executive Vice President and Chief
                               and Chief Operating               Administrative Officer (1992
                               Officer (since July 1995)         to 1995)

                                                               Group Vice President-KGE

Steven L. Kitchen      50      Executive Vice President
                                 and Chief Financial
                                 Officer

Carl M. Koupal, Jr.    42      Executive Vice President       Executive Vice President
                                 and Chief Administrative        Corporate Communications,
                                 Officer (since July 1995)       Marketing, and Economic Development
                                             (since January 1995)

                                                            Vice President, Corporate Marketing,
                                                     And Economic Development, (1992 to
                                             1994)

                                                              Director, Economic Development, (1985
                                                                  to 1992) Jefferson City,Missouri

John K. Rosenberg      50      Executive Vice President
                                 and General Counsel

Jerry D. Courington    50      Controller

Executive officers serve at the pleasure of the Board of Directors. There are no family relationships among any of the officers, nor any arrangements or understandings between any officer and other persons pursuant to which he/she was appointed as an officer.

<PAGE 19>
ITEM 2.  PROPERTIES

   The Company owns or leases and operates an electric generation, transmission, and distribution system in Kansas, a natural gas integrated storage, gathering, transmission and distribution system in Kansas, and a natural gas distribution system in Kansas and Oklahoma.

   During the five years ended December 31, 1995, the Company's gross property additions totaled $1,025,952,000 and retirements were $190,118,000.


ELECTRIC FACILITIES
                                Unit      Year      Principal   Unit Capacity
            Name                 No.    Installed     Fuel         (MW) (2)

Abilene Energy Center:
     Combustion Turbine           1        1973       Gas             66

Gordon Evans Energy Center:
     Steam Turbines               1        1961     Gas--Oil         150
                                  2        1967     Gas--Oil         367

Hutchinson Energy Center:
     Steam Turbines               1        1950       Gas             18
                                  2        1950       Gas             17
                                  3        1951       Gas             28
                                  4        1965       Gas            197
     Combustion Turbines          1        1974       Gas             51
                                  2        1974       Gas             49
                                  3        1974       Gas             54
                                  4        1975       Oil             78

Jeffrey Energy Center (84%)(3):
     Steam Turbines               1        1978       Coal           587
                                  2        1980       Coal           617
                                  3        1983       Coal           591

La Cygne Station (50%)(3):
     Steam Turbines               1        1973       Coal           341
                                  2        1977       Coal           331

Lawrence Energy Center:
     Steam Turbines               2        1952       Gas              0 (1)
                                  3        1954       Coal            56
                                  4        1960       Coal           113
                                  5        1971       Coal           370

Murray Gill Energy Center:
     Steam Turbines               1        1952     Gas--Oil          46
                                  2        1954     Gas--Oil          74
                                  3        1956     Gas--Oil         107
                                  4        1959     Gas--Oil         106

<PAGE 20>
                                Unit      Year      Principal   Unit Capacity
            Name                 No.    Installed     Fuel         (MW) (2)

Neosho Energy Center:
     Steam Turbines               3        1954     Gas--Oil           0 (1)

Tecumseh Energy Center:
     Steam Turbines               7        1957       Coal            88
                                  8        1962       Coal           148
     Combustion Turbines          1        1972       Gas             19
                                  2        1972       Gas             20

Wichita Plant:
     Diesel Generator             5        1969      Diesel            3

Wolf Creek Generating Station (47%)(3):
     Nuclear                      1        1985     Uranium          548

     Total                                                         5,240

(1) These units have been "mothballed" for future use.

(2) Based on MOKAN rating.

(3) The Company jointly owns Jeffrey Energy Center (84%), La Cygne Station (50%) and Wolf Creek Generating Station (47%).


NATURAL GAS COMPRESSOR STATIONS AND STORAGE FACILITIES

   The Company's transmission and storage facility compressor stations, all located in Kansas, as of December 31, 1995, are as follows:
                                                                   Mfr Ratings
                                                                    of MCF/Hr
                                                                   Capacity at
                   Driving                     Type of    Mfr hp    14.65 Psia
   Location         Units    Year Installed      Fuel     Ratings     at 60 F

Abilene . . . . .     4            1930          Gas       4,000      5,920
Bison . . . . . .     1            1951          Gas         440        316
Brehm Storage . .     2            1982          Gas         800        486
Calista . . . . .     3            1987          Gas       4,400      7,490
Hope. . . . . . .     1            1970        Electric      600         44
Hutchinson. . . .     2            1989          Gas       1,600        707
Manhattan . . . .     1            1963        Electric      250        313
Marysville. . . .     1            1964        Electric      250        202
McPherson . . . .     1            1972        Electric    3,000      7,040
Minneola. . . . .     5        1952 - 1978       Gas       9,650     14,018
Pratt . . . . . .     3        1963 - 1983       Gas       1,700      3,145
Spivey. . . . . .     4        1957 - 1964       Gas       7,200      1,368
Ulysses . . . . .    12        1949 - 1981       Gas      17,430      6,667
Yaggy Storage . .     3            1993        Electric    7,500      5,000

<PAGE 21>
   The Company has contracted with the Market Center for underground storage of working storage capacity of 2.08 BCF. This contract enables the Company to supply customers up to 85 million cubic feet per day of gas supply to meet winter peaking requirements.

   The Company has contracted with WNG for additional underground storage in the Alden field in Kansas. The contract, expiring March 31, 1998, enables the Company to supply customers with up to 75 million cubic feet per day of gas supply during winter peak periods. See Item I. Business, Gas Operations for proven recoverable gas reserve information.


ITEM 3.  LEGAL PROCEEDINGS

   On August 15, 1994, the Bishop entities filed an answer and claims against Southern Union and the Company alleging, among other things, breach of those certain gas supply contracts. The Bishop entities claimed damages up to $270 million against the Company and Southern Union. On March 1, 1995 this litigation between the Company and the Bishop entities was jointly dismissed with prejudice and the parties exchanged mutual releases of any and all claims. The gas supply contracts at issue in the above litigations were canceled. The agreements between the Company and the Bishop entities resolved disputes between them in regulatory proceedings before the KCC, the Missouri Public Service Commission, and the FERC.

   Additional information on legal proceedings involving the Company is set forth in Notes 3, 4, and 5 of Notes to Consolidated Financial Statements included herein. See also Item 1. Business, Environmental Matters, and Regulation and Rates.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Stock Trading

   Western Resources common stock, which is traded under the ticker symbol
WR, is listed on the New York Stock Exchange. As of March 1, 1996, there were 40,831 common shareholders of record. For information regarding quarterly common stock price ranges for 1995 and 1994, see Note 15 of Notes to Consolidated Financial Statements included herein.

<PAGE 22>
Dividends

   Western Resources common stock is entitled to dividends when and as declared by the Board of Directors. At December 31, 1995, the Company's retained earnings were restricted by $857,600 against the payment of dividends on common stock. However, prior to the payment of common dividends, dividends must be first paid to the holders of preferred stock and second to the holders of preference stock based on the fixed dividend rate for each series.

   Dividends have been paid on the Company's common stock throughout the Company's history. Quarterly dividends on common stock normally are paid on or about the first of January, April, July, and October to shareholders of record as of about the third day of the preceding month. Dividends increased four cents per common share in 1995 to $2.02 per share. In January 1996, the Board of Directors declared a quarterly dividend of 51 1/2 cents per common share, an increase of one cent over the previous quarter. Future dividends depend upon future earnings, the financial condition of the Company and other factors. For information regarding quarterly dividend declarations for 1995 and 1994, see Note 15 of Notes to Consolidated Financial Statements included herein.

<PAGE 23>ITEM 6.  SELECTED FINANCIAL DATA

Year Ended December 31,              1995          1994(1)       1993         1992(2)        1991
                                                        (Dollars in Thousands)
Income Statement Data:
Operating revenues:
  Electric . . . . . . . . . . .  $1,145,895    $1,121,781    $1,104,537    $  882,885    $  471,839
  Natural gas. . . . . . . . . .     426,176       496,162       804,822       673,363       690,339
    Total operating revenues . .   1,572,071     1,617,943     1,909,359     1,556,248     1,162,178
Operating expenses . . . . . . .   1,296,687     1,348,397     1,617,296     1,317,079     1,032,557
Allowance for funds used during
  construction . . . . . . . . .       4,206         2,667         2,631         2,002         1,070

Income before cumulative effect
  of accounting change . . . . .     181,676       187,447       177,370       127,884        72,285
Cumulative effect to January 1,
  1991, of change in revenue
  recognition. . . . . . . . . .        -             -             -             -           17,360
Net income . . . . . . . . . . .     181,676       187,447       177,370       127,884        89,645
Earnings applicable to common
  stock. . . . . . . . . . . . .     168,257       174,029       163,864       115,133        83,268



December 31,                         1995          1994(1)       1993         1992(2)        1991
                                                        (Dollars in Thousands)
Balance Sheet Data:
Gross plant in service . . . . .  $6,128,527    $5,963,366    $6,222,483    $6,033,023    $2,535,448
Construction work in progress. .     100,401        85,290        80,192        68,041        17,114
Total assets . . . . . . . . . .   5,490,677     5,371,029     5,412,048     5,438,906     2,112,513
Long-term debt, preference
 stock, and other mandatorily
 redeemable securities . . . . .   1,641,263     1,507,028     1,673,988     2,077,459       690,612


Year Ended December 31,              1995          1994(1)       1993         1992(2)        1991

Common Stock Data:
Earnings per share before
  cumulative effect of
  accounting change. . . . . . .    $ 2.71        $ 2.82        $ 2.76        $ 2.20       $ 1.91
Cumulative effect to January 1,
  1991, of change in revenue
  recognition per share. . . . .        -             -             -            -            .50
Earnings per share . . . . . . .    $ 2.71        $ 2.82        $ 2.76        $ 2.20       $ 2.41
Dividends per share. . . . . . .    $ 2.02        $ 1.98        $ 1.94        $ 1.90       $ 2.04(3)
Book value per share . . . . . .    $24.71        $23.93        $23.08        $21.51       $18.59
Average shares outstanding(000's)   62,157        61,618        59,294        52,272       34,566
Interest coverage ratio (before
  income taxes, including
  AFUDC) . . . . . . . . . . . .      3.14          3.42          2.79          2.27         2.69
Ratio of Earnings to Fixed
  Charges. . . . . . . . . . . .      2.41          2.65          2.36          2.02         2.98
Ratio of Earnings to Combined
  Fixed Charges and Preferred
  and Preference Dividend
  Requirements . . . . . . . . .      2.18          2.37          2.14          1.84         2.61

(1) Information reflects the sales of the Missouri Properties (Note 2).
(2) Information reflects the merger with KGE on March 31, 1992.
(3) Includes special, one-time dividend of $0.18 per share paid February 28, 1991.

<PAGE 24>
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

   GENERAL: Earnings were $2.71 per share of common stock based on 62,157,125 average common shares for 1995, a decrease from $2.82 in 1994 on 61,617,873 average common shares. Net income for 1995 decreased to $181.7 million compared to $187.4 million in 1994. The decrease in net income and earnings per share is primarily due to the inclusion of the gain on the sales of, and operating income from, the Company's natural gas distribution properties and operations in the State of Missouri prior to the sales in the first quarter of 1994.

   Dividends for 1995 increased four cents per common share to $2.02 per share. In January 1996, the Board of Directors declared a quarterly dividend of 51 1/2 cents per common share, an increase of one cent over the previous quarter.

   The book value per share was $24.71 at December 31, 1995, compared to $23.93 at December 31, 1994. The 1995 closing stock price of $33.38 was 135% of book value. There were 62,855,961 common shares outstanding at December 31, 1995.

   On January 31, 1994, the Company sold substantially all of its Missouri natural gas distribution properties and operations to Southern Union Company (Southern Union). The Company sold the remaining Missouri properties to United Cities Gas Company (United Cities) on February 28, 1994. The properties sold to Southern Union and United Cities are referred to herein as the "Missouri Properties."

   The portion of the Missouri Properties purchased by Southern Union was sold for $404 million. United Cities purchased the Company's natural gas distribution system in and around the City of Palmyra, Missouri, for $665,000.

   During the first quarter of 1994, the Company recognized a gain of approximately $19.3 million, net of tax, on the sales of the Missouri Properties. As of the respective dates of the sales of the Missouri Properties, the Company ceased recording the results of operations, and removed the assets and liabilities related to the Missouri Properties from the Consolidated Balance Sheets. The gain is reflected in Other Income and Deductions, on the Consolidated Statements of Income.

   The following table reflects, through the dates of the sales of the Missouri Properties, the approximate operating revenues and operating income for the years ended December 31, 1994 and 1993, and net utility plant at December 31, 1993, related to the Missouri Properties (See Note 2):

                                     1994                  1993
                                       Percent               Percent
                                       of Total              of Total
                               Amount  Company       Amount  Company
                                 (Dollars in Thousands, Unaudited)
  Operating revenues. . . .   $ 77,008    4.8%      $349,749   18.3%
  Operating income. . . . .      4,997    1.9%        20,748    7.1%
  Net utility plant . . . .       -        -         296,039    6.6%

   Separate audited financial information was not kept by the Company for the Missouri Properties. This unaudited financial information is based on assumptions and allocations of expenses of the Company as a whole.
<PAGE 25>
   For additional information regarding the sales of the Missouri Properties and the pending litigation see Notes 2 and 3 of the Notes to Consolidated Financial Statements.

   LIQUIDITY AND CAPITAL RESOURCES: The Company's liquidity is a function of its ongoing construction and maintenance program designed to improve facilities which provide electric and natural gas service and meet future customer service requirements. Acquisitions and subsidiary investments also affect the Company's liquidity.

   During 1995, construction expenditures for the Company's electric system were approximately $154 million and nuclear fuel expenditures were approximately $28 million. It is projected that adequate capacity margins will be maintained without the addition of any major generating facilities through the turn of the century. The construction expenditures for improvements on the natural gas system, including the Company's service line replacement program, were approximately $55 million during 1995.

   Capital expenditures for 1996 through 1998 are anticipated to be as follows:

                          Electric       Nuclear Fuel      Natural Gas
                                    (Dollars in Thousands)
            1996. . . . . $117,600         $ 3,300           $56,300
            1997. . . . .  126,500          22,300            43,800
            1998. . . . .  119,100          20,800            42,100

   These expenditures are estimates prepared for planning purposes and are subject to revisions (See Note 5).

   The Company's net cash flows to capital expenditures was 83% for 1995 and during the last five years has averaged 97%. This ratio indicates the extent to which the Company is able to fund its capital expenditures with cash flow from operating activities. This ratio is calculated from the Company's Consolidated Statements of Cash Flows as net cash flow from operating activities, less changes in working capital, less dividends on preferred, preference and common stock, divided by additions to utility plant. The Company anticipates all of its cash requirements for capital expenditures through 1998 will be provided from net operating cash flows.

   The Company's capital needs through 2000 for bond maturities and cash sinking fund requirements for bonds and preference stock are approximately $236 million. This capital will be provided from internal and external sources available under then existing financial conditions.

   The embedded cost of long-term debt was 7.7% at December 31, 1995, an increase from 7.6% at December 31, 1994. Higher interest rates on variable-rate long-term debt contributed to the slight increase in the cost of debt in 1995 compared to 1994.

   On December 14, 1995 Western Resources Capital I, a wholly-owned trust, of which the sole asset is subordinated debentures of the Company, sold in a public offering four million preferred securities of 7 7/8% Cumulative
Quarterly Income Preferred Securities, Series A, for $100 million.   The
securities are shown as Western Resources Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust holding solely Subordinated Debentures (Other Mandatorily Redeemable Securities) on the Consolidated Balance Sheets and Consolidated Statements of Capitalization (See Note 7).
<PAGE 26>
   In January 1996, the Company acquired from Laidlaw Transportation Inc.
15.4 million shares of ADT Limited common stock for $215.6 million, as well as an option to acquire an additional 15.4 million shares of ADT Limited common stock. In March 1996, the Company exercised the option and acquired the additional 15.4 million shares of ADT Limited common stock from Laidlaw Transportation Inc. for approximately $228 million or $14.80 per share. The Company's total investment in ADT common stock, representing approximately 24% of ADT's shares currently outstanding, approximates $444 million. The purchases were financed with short-term borrowings (See Note 5).

   The Company's short-term financing requirements are satisfied, as needed, through the sale of commercial paper, short-term bank loans and borrowings under lines of credit maintained with banks. At December 31, 1995, short-term borrowings amounted to $203 million, of which $26 million was commercial paper (See Notes 10 and 12). At December 31, 1995, the Company had bank credit arrangements available of $121 million.

   The Company's short-term debt balance at December 31, 1995, decreased approximately $105 million from December 31, 1994. The decrease is primarily a result of the proceeds from the sale of the Other Mandatorily Redeemable Securities being used to pay off short-term debt.

   The Company has a Dividend Reinvestment and Stock Purchase Plan (DRIP). Shares issued under the DRIP may be either original issue shares or shares purchased on the open market.

   The Company's capital structure at December 31, 1995, was 48 percent common stock equity, 6 percent preferred and preference stock, 3 percent Other Mandatorily Redeemable Securities, and 43 percent long-term debt. The capital structure at December 31, 1995, including short-term debt and current maturities of long-term debt, was 45 percent common stock equity, 5 percent preferred and preference stock, 3 percent Other Mandatorily Redeemable Securities, and 47 percent debt.


RESULTS OF OPERATIONS

   The following is an explanation of significant variations from prior year results in revenues, operating expenses, other income and deductions, interest charges, and preferred and preference dividend requirements. The results of operations of the Company exclude the activities related to the Missouri Properties following the sales of those properties in the first quarter of 1994.

   For additional information regarding the sales of the Missouri Properties and the pending litigation, see Notes 2 and 3 of the Notes to Consolidated Financial Statements. Additional information relating to changes between years is provided in the Notes to Consolidated Financial Statements.

   REVENUES

   The operating revenues of the Company are based on sales volumes and rates authorized by certain state regulatory commissions and the FERC. Future natural gas and electric sales will be affected by weather conditions, competition from other sources of energy, competing fuel sources, customer conservation efforts, and the overall economy of the Company's service area.
<PAGE 27>
   In March 1992, in connection with the Company's acquisition of KGE, the KCC approved the elimination of the Energy Cost Adjustment Clause (ECA) for most retail customers of the Company effective April 1, 1992. The fuel costs are now included in base rates and were established at a level intended by the KCC to equal the projected average cost of fuel through August 1995. Therefore, if the Company wished to recover an increase in fuel cost above the projected average cost it would have to file a request for recovery in a rate filing with the KCC which request could be denied in whole or in part. The Company's fuel costs represented 19% of its total operating expenses for the years ended December 31, 1995 and 1994, respectively. Any increase in fuel costs from the projected average which the Company did not recover through rates would impact the Company's earnings. The degree of any such impact would be affected by a variety of factors, however, and thus cannot now be predicted.

   Natural gas revenues were reduced as a result of the sales of the Missouri Properties. The Consolidated Statements of Income include revenues of $77 million for the portion of the first quarter of 1994 prior to the sales of the Missouri Properties and revenues of $350 million from the Missouri Properties for 1993. Following the sales of the Missouri Properties, no revenues related to the Missouri Properties are included in the Consolidated Statements of Income (See Note 2).

   1995 Compared to 1994: Electric revenues increased two percent in 1995 as a result of increased sales in all customer classes. The increase is primarily attributable to a higher demand for air conditioning load during the summer months of 1995 compared to 1994. The Company's service territory experienced normal temperatures during the summer of 1995, but were more than 20% warmer, based on cooling degree days, compared to the summer of 1994. The Company has filed an electric rate reduction request with the KCC (See Note
4).

   Natural gas revenues decreased in 1995 primarily as a result of the sales of Missouri Properties in the first quarter of 1994 (See Note 2). The Company has filed a $36 million rate increase request for its Kansas natural gas properties with the KCC (See Note 4).

   Excluding natural gas sales related to the Missouri Properties, prior to the sales of those properties in the first quarter of 1994, total natural gas revenues remained virtually unchanged in 1995. Natural gas revenues increased from increased transportation sales and as-available sales, but these increases were offset by decreased commercial and industrial sales and a lower unit cost of natural gas which is passed on to customers through the purchased gas adjustment (PGA).

   As-available gas is excess natural gas under contract that the Company did not require for customer sales or storage that is typically sold to gas marketers. According to the Company's tariff, the nominal margin made on as-available gas sales, is returned 50% to customers through the PGA and 50% is reflected in wholesale sales of the Company.

   1994 Compared to 1993: Electric revenues increased two percent during 1994 primarily as a result of a four percent increase in commercial and industrial electric sales. Residential electric sales increased one percent despite four percent cooler temperatures during the primary air conditioning load months of June, July, and August. Partially offsetting these increases in electric revenues was a 14% decrease in wholesale and interchange sales as a result of higher than normal sales in 1993 to other utilities while their generating units were down due to the flooding of 1993.
<PAGE 28>
   Natural gas revenues and sales decreased significantly in 1994 as a result of the sales of the Missouri Properties as previously mentioned above. Also contributing to the decrease in natural gas revenues were reduced natural gas sales for space heating as a result of much warmer temperatures during the winter season of 1994 compared to 1993.

   OPERATING EXPENSES

   1995 Compared to 1994: Total operating expenses decreased four percent in 1995 compared to 1994. The decrease is largely due to the sales of Missouri Properties, lower natural gas purchases resulting from lower sales, and lower fuel expense resulting from a lower unit cost of fuel used for generation.

   Partially offsetting this decrease were expenses related to an early retirement program. In the second quarter of 1995, $7.6 million related to early retirement programs was recorded as an expense.

   The Company has filed a request with the KCC to increase the annual depreciation expense for Wolf Creek Generating Station (See Note 4).

   The Company anticipates its operating expenses (including fuel expenses) will increase in 1996 as a result of Wolf Creek being taken out of service for refueling and maintenance as discussed under "Fuel Mix" above.

   1994 Compared to 1993: Total operating expenses decreased 17% during 1994 primarily as a result of the sales of the Missouri Properties (See Note 2). Also contributing to the decrease were lower fuel costs for electric generation and reduced natural gas purchases as a result of lower sales caused by milder winter temperatures in 1994 compared to 1993.

   Partially offsetting the decreases in operating expenses was higher income tax expense. As of December 31, 1993, Kansas Gas and Electric Company (KGE) had fully amortized its deferred income tax reserves related to the allowance for borrowed funds used during construction capitalized for Wolf Creek Generating Station. The completion of the amortization of these deferred income tax reserves increased income tax expense and reduced net income by approximately $12 million in 1994.

   OTHER INCOME AND DEDUCTIONS: Other income and deductions, net of taxes, decreased for the twelve months ended December 31, 1995 compared to 1994 as a result of the gain on the sales of Missouri Properties recorded in the first quarter of 1994 and additional interest expense on increased corporate-owned life insurance (COLI) borrowings. Partially offsetting this decrease was the recognition of income from death benefit proceeds under COLI contracts during the fourth quarter of 1995 (See Notes 1 and 6 for discussion of current legislation affecting COLI).

   Other income and deductions, net of taxes, was higher for the twelve months ended December 31, 1994 compared to 1993 due to the recognition of the gain on the sales of the Missouri Properties of approximately $19.3 million, net of tax (See Note 2). Partially offsetting this increase was increased interest expense on COLI borrowings. Also partially offsetting the increase was the recognition of income in 1993 from death benefit proceeds from COLI policies.

   INTEREST CHARGES AND PREFERRED AND PREFERENCE DIVIDEND REQUIREMENTS: Total interest charges increased three percent for the twelve months ended December 31, 1995, primarily due to higher debt balances and higher interest rates on short-term borrowings and variable long-term debt.
<PAGE 29>
   The Company's embedded cost of long-term debt increased to 7.7% at December 31, 1995, compared to 7.6% and 8.1% at December 31, 1994 and 1993. Higher interest rates on variable-rate long-term debt contributed to the slight increase in the cost of debt in 1995 compared to 1994.

   Total interest charges decreased 17% in 1994 compared to 1993 as a result of lower debt balances and the refinancing of higher cost debt, as well as increased COLI borrowings, the interest on which is reflected in Other Income and Deductions, on the Consolidated Statements of Income. Partially offsetting these decreases in interest expense were higher interest rates on short-term borrowings.

   MERGER IMPLEMENTATION: In accordance with the KCC Merger order, amortization of the acquisition adjustment commenced August 1995. The amortization will amount to approximately $20 million (pre-tax) per year for 40 years. The Company can recover the amortization of the acquisition adjustment through cost savings under a sharing mechanism approved by the KCC.

   Based on the order issued by the KCC, with regard to the recovery of the acquisition premium, the Company must achieve a level of savings on an annual basis (considering sharing provisions) of approximately $27 million in order to recover the entire acquisition premium. To the extent that the Company's actual operations and maintenance expense is lower than the KCC-stipulated index, the Company will realize merger savings. The Company has calculated, in conformance with the KCC order, annual savings associated with the acquisition to be in excess of $27 million for 1995. As management presently expects to continue this level of savings, the amount is expected to be sufficient to allow for the full recovery of the acquisition premium.


OTHER INFORMATION

   INFLATION: Under the ratemaking procedures prescribed by the regulatory commissions to which the Company is subject, only the original cost of plant is recoverable in rates charged to customers. Therefore, because of inflation, present and future depreciation provisions are inadequate for purposes of maintaining the purchasing power invested by common shareholders and the related cash flows are inadequate for replacing property. The impact of this ratemaking process on common shareholders is mitigated to the extent depreciable property is financed with debt that can be repaid with dollars of less purchasing power. While the Company has experienced relatively low inflation in the recent past, the cumulative effect of inflation on operating costs may require the Company to seek regulatory rate relief to recover these higher costs.

   ENVIRONMENTAL: The Company has taken a proactive position with respect to the potential environmental liability associated with former manufactured gas sites and has an agreement with the Kansas Department of Health and Environment to systematically evaluate these sites in Kansas (See Note 5).

   Although the Company currently has no Phase I affected units under the Clean Air Act of 1990, the Company has applied for and has been accepted for an early substitution permit to bring the co-owned La Cygne Station under the Phase I guidelines. The oxides of nitrogen and toxic limits, which were not set in the law, were proposed by the EPA in January 1996. The Company is currently evaluating the steps it will need to take in order to comply with the proposed new rules, but is unable to determine its compliance options or related compliance costs until the evaluation is finished later this year.
The Company will have three years to comply with the new rules.  (See Note 5).
<PAGE 30>
   COMPETITION: As a regulated utility, the Company currently has limited direct competition for retail electric service in its certified service area. However, there is competition, based largely on price, from the generation, or potential generation, of electricity by large commercial and industrial customers, and independent power producers.

   The 1992 Energy Policy Act (Act) requires increased efficiency of energy usage and has affected the way electricity is marketed. The Act also provides for increased competition in the wholesale electric market by permitting the FERC to order third party access to utilities' transmission systems and by liberalizing the rules for ownership of generating facilities. As part of the Merger, the Company agreed to open access of its transmission system for wholesale transactions. During 1995, wholesale electric revenues represented approximately nine percent of the Company's total electric revenues.

   Operating in this competitive environment could place pressure on utility profit margins and credit quality. Wholesale and industrial customers may threaten to pursue cogeneration, self-generation, retail wheeling, municipalization or relocation to other service territories in an attempt to obtain reduced energy costs. Increasing competition has resulted in credit rating agencies applying more stringent guidelines when making utility credit rating determinations (See Note 1 for the effects of competition on Statement of Financial Accounting Standards No. 71).

   The Company is providing competitive electric rates for industrial expansion projects and economic development projects in an effort to maintain and increase electric load. During 1996, the Company will lose a major industrial customer to cogeneration resulting in a reduction to pre-tax earnings of approximately $7 to $8 million annually. This customer's decision to develop its own cogeneration project was based largely on factors other than energy cost.

   To capitalize on opportunities in the non-regulated natural gas industry, the Company, through its wholly-owned subsidiary Mid Continent Market Center, Inc. (Market Center), has established a natural gas market center in Kansas. The Market Center, which began operations on July 1, 1995, provides natural gas transportation, storage, and gathering services, as well as balancing, and title transfer capability. The Company transferred certain natural gas transmission assets having a net book value of approximately $50 million to the Market Center. The Market Center will provide no notice natural gas transportation and storage services to the Company under a long-term contract.

<PAGE 31>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS                                                     PAGE

Report of Independent Public Accountants                                  32

Financial Statements:

     Consolidated Balance Sheets, December 31, 1995 and 1994              33
     Consolidated Statements of Income for the years ended
       December 31, 1995, 1994 and 1993                                   34
     Consolidated Statements of Cash Flows for the years ended
       1995, 1994 and 1993                                                35
     Consolidated Statements of Taxes for the years ended
       December 31, 1995, 1994 and 1993                                   36
     Consolidated Statements of Capitalization, December 31, 1995
       and 1994                                                           37
     Consolidated Statements of Common Stock Equity for the years
       ended December 31, 1995, 1994 and 1993                             38
     Notes to Consolidated Financial Statements                           39


SCHEDULES OMITTED

   The following schedules are omitted because of the absence of the conditions under which they are required or the information is included in the financial statements and schedules presented:

   I, II, III, IV, and V.

<PAGE 32>
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Western Resources, Inc.:

   We have audited the accompanying consolidated balance sheets and statements of capitalization of Western Resources, Inc., and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, cash flows, taxes and common stock equity for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Western Resources, Inc., and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

    As explained in Note 6 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for postretirement benefits and effective January 1, 1994, the Company changed its method of accounting for postemployment benefits.


ARTHUR ANDERSEN LLP
Kansas City, Missouri,
  January 26, 1996

<PAGE 33>

                     WESTERN RESOURCES, INC.
                   CONSOLIDATED BALANCE SHEETS
                      (Dollars in Thouands)
                                                                       December 31,
                                                                  1995              1994(1)
ASSETS
UTILITY PLANT (Notes 1 and 8):
  Electric plant in service . . . . . . . . . . . . . . . .    $5,341,074        $5,226,175
  Natural gas plant in service. . . . . . . . . . . . . . .       787,453           737,191
                                                                6,128,527         5,963,366
  Less - Accumulated depreciation . . . . . . . . . . . . .     1,926,520         1,790,266
                                                                4,202,007         4,173,100
  Construction work in progress . . . . . . . . . . . . . .       100,401            85,290
  Nuclear fuel (net). . . . . . . . . . . . . . . . . . . .        53,942            39,890
     Net utility plant. . . . . . . . . . . . . . . . . . .     4,356,350         4,298,280

OTHER PROPERTY AND INVESTMENTS:
  Net non-utility investments . . . . . . . . . . . . . . .        90,044            74,017
  Decommissioning trust (Note 5). . . . . . . . . . . . . .        25,070            16,944
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         9,225            13,556
                                                                  124,339           104,517
CURRENT ASSETS:
  Cash and cash equivalents (Note 1). . . . . . . . . . . .         2,414             2,715
  Accounts receivable and unbilled revenues (net) (Note 1).       257,292           219,760
  Fossil fuel, at average cost. . . . . . . . . . . . . . .        54,742            38,762
  Gas stored underground, at average cost . . . . . . . . .        28,106            45,222
  Materials and supplies, at average cost . . . . . . . . .        57,996            56,145
  Prepayments and other current assets. . . . . . . . . . .        20,973            27,932
                                                                  421,523           390,536
DEFERRED CHARGES AND OTHER ASSETS:
  Deferred future income taxes (Note 9) . . . . . . . . . .       282,476           283,297
  Deferred coal contract settlement costs (Note 4). . . . .        27,274            33,606
  Phase-in revenues (Note 4). . . . . . . . . . . . . . . .        43,861            61,406
  Corporate-owned life insurance (net) (Notes 1 and 6). . .        44,143            16,967
  Other deferred plant costs. . . . . . . . . . . . . . . .        31,539            31,784
  Unamortized debt expense. . . . . . . . . . . . . . . . .        56,681            58,237
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       102,491            92,399
                                                                  588,465           577,696

     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .    $5,490,677        $5,371,029

CAPITALIZATION AND LIABILITIES

CAPITALIZATION (See statements):
  Common stock equity . . . . . . . . . . . . . . . . . . .    $1,553,110        $1,474,455
  Cumulative preferred and preference stock . . . . . . . .       174,858           174,858
  Western Resources obligated mandatorily redeemable
    preferred securities of subsidiary trust holding
    solely subordinated debentures. . . . . . . . . . . . .       100,000              -
  Long-term debt (net). . . . . . . . . . . . . . . . . . .     1,391,263         1,357,028
                                                                3,219,231         3,006,341
CURRENT LIABILITIES:
  Short-term debt (Note 12) . . . . . . . . . . . . . . . .       203,450           308,200
  Long-term debt due within one year (Note 10). . . . . . .        16,000                80
  Accounts payable. . . . . . . . . . . . . . . . . . . . .       149,194           130,616
  Accrued taxes . . . . . . . . . . . . . . . . . . . . . .        68,569            86,966
  Accrued interest and dividends. . . . . . . . . . . . . .        62,157            61,069
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .        40,266            69,025
                                                                  539,636           655,956
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes (Note 9). . . . . . . . . . . . . .     1,167,470         1,152,425
  Deferred investment tax credits (Note 9). . . . . . . . .       132,286           137,651
  Deferred gain from sale-leaseback (Note 13) . . . . . . .       242,700           252,341
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       189,354           166,315
                                                                1,731,810         1,708,732
COMMITMENTS AND CONTINGENCIES (Notes 3 and 5)
    TOTAL CAPITALIZATION AND LIABILITIES. . . . . . . . . .    $5,490,677        $5,371,029

(1) Information reflects the sales of the Missouri Properties (Note 2).

The Notes to Consolidated Financial Statements are an integral part of this statement.

<PAGE 34>

                          WESTERN RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in Thouands, Except Per Share Amounts)

                                                                     Year Ended December 31,
                                                                 1995          1994(1)       1993
OPERATING REVENUES (Notes 1 and 4):
  Electric. . . . . . . . . . . . . . . . . . . . . . .      $1,145,895    $1,121,781    $1,104,537
  Natural gas . . . . . . . . . . . . . . . . . . . . .         426,176       496,162       804,822
    Total operating revenues. . . . . . . . . . . . . .       1,572,071     1,617,943     1,909,359

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . .         211,994       220,766       237,053
    Nuclear fuel. . . . . . . . . . . . . . . . . . . .          19,425        13,562        13,275
  Power purchased . . . . . . . . . . . . . . . . . . .          15,739        15,438        16,396
  Natural gas purchases . . . . . . . . . . . . . . . .         263,790       312,576       500,189
  Other operations. . . . . . . . . . . . . . . . . . .         317,279       303,391       349,160
  Maintenance . . . . . . . . . . . . . . . . . . . . .         108,641       113,186       117,843
  Depreciation and amortization . . . . . . . . . . . .         156,915       151,630       164,364
  Amortization of phase-in revenues . . . . . . . . . .          17,545        17,544        17,545
  Taxes (See Statements):
    Federal income. . . . . . . . . . . . . . . . . . .          70,132        76,477        62,420
    State income. . . . . . . . . . . . . . . . . . . .          18,388        19,145        15,558
    General . . . . . . . . . . . . . . . . . . . . . .          96,839       104,682       123,493
      Total operating expenses. . . . . . . . . . . . .       1,296,687     1,348,397     1,617,296

OPERATING INCOME. . . . . . . . . . . . . . . . . . . .         275,384       269,546       292,063

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . .          (2,668)       (5,354)        7,841
  Gain on sales of Missouri Properties (Note 2) . . . .            -           30,701          -
  Miscellaneous (net) . . . . . . . . . . . . . . . . .          23,447        12,838        18,418
  Income taxes (net) (See Statements) . . . . . . . . .           5,128        (4,329)         (777)
      Total other income and deductions . . . . . . . .          25,907        33,856        25,482

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . .         301,291       303,402       317,545

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . .          95,962        98,483       123,551
  Other . . . . . . . . . . . . . . . . . . . . . . . .          27,859        20,139        19,255
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . .          (4,206)       (2,667)       (2,631)
      Total interest charges. . . . . . . . . . . . . .         119,615       115,955       140,175


NET INCOME. . . . . . . . . . . . . . . . . . . . . . .         181,676       187,447       177,370

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . .          13,419        13,418        13,506

EARNINGS APPLICABLE TO COMMON STOCK . . . . . . . . . .      $  168,257    $  174,029    $  163,864

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . .      62,157,125    61,617,873    59,294,091

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . . .      $     2.71    $     2.82    $     2.76

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . .      $     2.02    $     1.98    $     1.94

(1) Information reflects the sales of the Missouri Properties (Note 2).

The Notes to Consolidated Financial Statements are an integral part of this statement.

<PAGE 35>

                         WESTERN RESOURCES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in Thouands)

                                                                     Year Ended December 31,
                                                                1995          1994(1)       1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .   $ 181,676    $  187,447    $  177,370
  Depreciation and amortization . . . . . . . . . . . . . .     150,186       151,630       164,364
  Other amortization (including nuclear fuel) . . . . . . .      15,193        10,905        11,254
  Gain on sale of utility plant (net of tax) . . . . . . .         (951)      (19,296)         -
  Deferred taxes and investment tax credits (net) . . . . .      14,972       (16,555)       27,686
  Amortization of phase-in revenues . . . . . . . . . . . .      17,545        17,544        17,545
  Corporate-owned life insurance. . . . . . . . . . . . . .     (28,548)      (17,246)      (21,650)
  Amortization of gain from sale-leaseback. . . . . . . . .      (9,640)       (9,640)       (9,640)
  Amortization of acquisition adjustment. . . . . . . . . .       6,729          -             -
Changes in other working capital items (net of effects
    from the sales of the Missouri Properties):
    Accounts receivable and unbilled revenues (net)(Note 1)     (37,532)      (75,630)      (15,536)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .     (15,980)       (7,828)       18,073
    Gas stored underground. . . . . . . . . . . . . . . . .      17,116        (5,403)      (37,144)
    Accounts payable. . . . . . . . . . . . . . . . . . . .      18,578       (41,682)      (43,169)
    Accrued taxes . . . . . . . . . . . . . . . . . . . . .     (19,024)       20,756         7,485
    Other . . . . . . . . . . . . . . . . . . . . . . . . .       8,179        41,309        25,400
  Changes in other assets and liabilities . . . . . . . . .     (11,555)       31,480       (45,927)
    Net cash flows from operating activities. . . . . . . .     306,944       267,791       276,111

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . .     236,827       237,696       237,631
  Utility investment. . . . . . . . . . . . . . . . . . . .        -             -            2,500
  Sales of utility plant. . . . . . . . . . . . . . . . . .      (1,723)     (402,076)         -
  Non-utility investments (net) . . . . . . . . . . . . . .      15,408         9,041        14,271
  Corporate-owned life insurance policies . . . . . . . . .      55,175        54,914        55,833
  Death proceeds of corporate-owned life insurance policies     (11,187)       (1,251)      (10,590)
    Net Cash flows (used in) from investing activities. . .     294,500      (101,676)      299,645

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . .    (104,750)     (132,695)      218,670
  Bank term loan retired. . . . . . . . . . . . . . . . . .        -             -         (230,000)
  Bonds issued. . . . . . . . . . . . . . . . . . . . . . .        -          235,923       223,500
  Bonds retired . . . . . . . . . . . . . . . . . . . . . .        (105)     (223,906)     (366,466)
  Revolving credit agreements (net) . . . . . . . . . . . .      50,000      (115,000)      (35,000)
  Other long-term debt issued . . . . . . . . . . . . . . .        -             -           70,999
  Other long-term debt retired. . . . . . . . . . . . . . .        -          (67,893)      (63,956)
  Other mandatorily redeemable securities . . . . . . . . .     100,000          -             -
  Borrowings against life insurance policies. . . . . . . .      49,279        70,633       211,538
  Repayment of borrowings against life insurance policies .      (5,384)         (225)       (1,350)
  Common stock issued (net) . . . . . . . . . . . . . . . .      36,161          -          125,991
  Preference stock redeemed . . . . . . . . . . . . . . . .        -             -           (2,734)

  Dividends on preferred, preference, and common stock. . .    (137,946)     (134,806)     (127,316)
    Net cash flows used in (from) financing activities. . .     (12,745)     (367,969)       23,876

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . .        (301)        1,498           342

CASH AND CASH EQUIVALENTS:
  Beginning of the period . . . . . . . . . . . . . . . . .       2,715         1,217           875
  End of the period . . . . . . . . . . . . . . . . . . . .  $    2,414    $    2,715    $    1,217

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    Capitalized). . . . . . . . . . . . . . . . . . . . . .  $  136,548    $  134,785     $ 171,734
  Income taxes. . . . . . . . . . . . . . . . . . . . . . .      84,811        90,229        49,108


(1) Information reflects the sales of the Missouri Properties (Note 2).

The Notes to Consolidated Financial Statements are an integral part of this statement.

<PAGE 36>

                         WESTERN RESOURCES, INC.
                    CONSOLIDATED STATEMENTS OF TAXES
                          (Dollars in Thouands)


                                                                      Year Ended December 31,
                                                                  1995        1994(1)       1993

FEDERAL INCOME TAXES:
  Payable currently . . . . . . . . . . . . . . . . . . . .     $ 51,218     $ 98,748     $ 41,200
  Deferred taxes arising from:
    Alternative minimum tax credit. . . . . . . . . . . . .       23,925         -            -
    Depreciation and other property related items . . . . .       (1,813)      29,506       25,552
    Energy and purchased gas adjustment clauses . . . . . .        5,239        9,764       (8,192)
    Natural gas line survey and replacement program . . . .        1,192         (313)         355
    Missouri property sales . . . . . . . . . . . . . . . .         -         (36,343)        -
    Prepaid power sale. . . . . . . . . . . . . . . . . . .          (23)     (13,759)        -
    Other . . . . . . . . . . . . . . . . . . . . . . . . .       (7,046)        (800)       6,166
  Amortization of investment tax credits. . . . . . . . . .       (6,789)      (6,739)      (1,982)
      Total Federal income taxes. . . . . . . . . . . . . .       65,903       80,064       63,099
  Less:
  Federal income taxes applicable to non-operating items:
    Missouri property sales . . . . . . . . . . . . . . . .         -           9,485         -
    Other . . . . . . . . . . . . . . . . . . . . . . . . .       (4,229)      (5,898)         679
      Total Federal income taxes applicable to
        non-operating items . . . . . . . . . . . . . . . .       (4,229)       3,587          679
        Total Federal income taxes charged to operations. .       70,132       76,477       62,420

STATE INCOME TAXES:
  Payable currently . . . . . . . . . . . . . . . . . . . .       17,203       17,758        9,869
  Deferred (net). . . . . . . . . . . . . . . . . . . . . .          286        2,129        5,787
      Total State income taxes. . . . . . . . . . . . . . .       17,489       19,887       15,656
  Less:
  State income taxes applicable to non-operating items. . .         (899)         742           98
        Total State income taxes charged to operations. . .       18,388       19,145       15,558

GENERAL TAXES:
  Property and other taxes. . . . . . . . . . . . . . . . .       83,738       86,687       84,583
  Franchise taxes . . . . . . . . . . . . . . . . . . . . .           26        5,116       22,878
  Payroll taxes . . . . . . . . . . . . . . . . . . . . . .       13,075       12,879       16,032
        Total general taxes charged to operations . . . . .       96,839      104,682      123,493

TOTAL TAXES CHARGED TO OPERATIONS . . . . . . . . . . . . .     $185,359     $200,304     $201,471

  The effective income tax rates set forth below are computed by dividing total Federal and State income taxes by the sum of such taxes and net income.  The difference between the effective rates and the Federal statutory income tax rates are as follows:

Year Ended December 31,                                            1995        1994(1)       1993

EFFECTIVE INCOME TAX RATE . . . . . . . . . . . . . . . . .        31.8%        35.3%        31.0%

EFFECT OF:
  State income taxes. . . . . . . . . . . . . . . . . . . .        (4.3)        (4.6)        (4.0)
  Amortization of investment tax credits. . . . . . . . . .         2.5          2.4          2.7
  Corporate-owned life insurance. . . . . . . . . . . . . .         3.2          2.1          3.0
  Flow through and amortization, net . . . . . . . . . . . .        (.2)         (.7)         3.1
  Other differences . . . . . . . . . . . . . . . . . . . .         2.0           .5          (.8)

STATUTORY FEDERAL INCOME TAX RATE . . . . . . . . . . . . .        35.0%        35.0%        35.0%


(1) Information reflects the sales of the Missouri Properties (Note 2).

The Notes to Consolidated Financial Statements are an integral part of this statement.

<PAGE 37>

                     WESTERN RESOURCES, INC.
            CONSOLIDATED STATEMENTS OF CAPITALIZATION
                      (Dollars in Thouands)

                                                                   December 31,
                                                             1995               1994
COMMON STOCK EQUITY (See Statements):
  Common stock, par value $5 per share,
    authorized 85,000,000 shares, outstanding
    62,855,961 and 61,617,873 shares, respectively . .    $  314,280       $    308,089
  Paid-in capital. . . . . . . . . . . . . . . . . . .       697,962            667,992
  Retained earnings. . . . . . . . . . . . . . . . . .       540,868            498,374
                                                           1,553,110  48%     1,474,455  49%

CUMULATIVE PREFERRED AND PREFERENCE STOCK (Note 7):
  Preferred stock not subject to mandatory redemption,
    Par value $100 per share, authorized
      600,000 shares, outstanding -
         4 1/2% Series, 138,576 shares . . . . . . . .        13,858             13,858
         4 1/4% Series, 60,000 shares. . . . . . . . .         6,000              6,000
         5% Series, 50,000 shares. . . . . . . . . . .         5,000              5,000
                                                              24,858             24,858
  Preference stock subject to mandatory redemption,
    Without par value, $100 stated value,
      authorized 4,000,000 shares,
      outstanding -
         7.58% Series, 500,000 shares. . . . . . . . .        50,000             50,000
         8.50% Series, 1,000,000 shares. . . . . . . .       100,000            100,000
                                                             150,000            150,000
                                                             174,858   6%       174,858   6%


WESTERN RESOURCES OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED SECURITIES OF SUBSIDIARY
   TRUST HOLDING SOLELY COMPANY
   SUBORDINATED DEBENTURES (Note 7):                         100,000   3%         -       0%


LONG-TERM DEBT (Note 10):
  First mortgage bonds . . . . . . . . . . . . . . . .       841,000            841,000
  Pollution control bonds. . . . . . . . . . . . . . .       521,817            521,922
  Revolving credit agreement. . . . . . . . . . . . .         50,000               -
  Less:
    Unamortized premium and discount (net) . . . . . .         5,554              5,814
    Long-term debt due within one year . . . . . . . .        16,000                 80
                                                           1,391,263  43%     1,357,028  45%
TOTAL CAPITALIZATION . . . . . . . . . . . . . . . . .    $3,219,231 100%    $3,006,341 100%


The Notes to Consolidated Financial Statements are an integral part of this statement.

<PAGE 38>

                     WESTERN RESOURCES, INC.
          CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY
                      (Dollars in Thouands)

                                                         Common       Paid-in      Retained
                                                          Stock       Capital      Earnings

BALANCE DECEMBER 31, 1992, 58,045,550 shares. . . . .   $290,228      $559,636     $398,503

Net income. . . . . . . . . . . . . . . . . . . . . .                               177,370

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                               (13,506)
  Common stock, $1.94 per share . . . . . . . . . . .                              (116,019)

Expenses on common and preference stock . . . . . . .                   (3,453)

Issuance of 3,572,323 shares of common stock. . . . .     17,861       111,555


BALANCE DECEMBER 31, 1993, 61,617,873 shares. . . . .    308,089       667,738      446,348

Net income. . . . . . . . . . . . . . . . . . . . . .                               187,447

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                               (13,418)
  Common stock, $1.98 per share . . . . . . . . . . .                              (122,003)

Expenses on common stock. . . . . . . . . . . . . . .                     (228)
Distribution of common stock under the Customer
  Stock Purchase Plan . . . . . . . . . . . . . . . .                      482

BALANCE DECEMBER 31, 1994, 61,617,873 shares. . . . .    308,089       667,992      498,374

Net income. . . . . . . . . . . . . . . . . . . . . .                               181,676

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                               (13,419)
  Common stock, $2.02 per share . . . . . . . . . . .                              (125,763)

Expenses on common stock. . . . . . . . . . . . . . .                    (772)

Issuance of 1,238,088 shares of common stock. . . . .      6,191        30,742

BALANCE DECEMBER 31, 1995, 62,855,961 shares. . . . .   $314,280      $697,962     $540,868

The Notes to Consolidated Financial Statements are an integral part of this statement.

<PAGE 39>
                     WESTERN RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      General: The Consolidated Financial Statements of Western Resources, Inc. (the Company) and its wholly-owned subsidiaries, include KPL, a rate-regulated electric and gas division of the Company, Kansas Gas and Electric Company
(KGE), a rate-regulated electric utility and wholly-owned subsidiary of the Company, the Westar companies, non-utility subsidiaries, and Mid Continent Market Center, Inc. (Market Center), a regulated gas transmission service provider. KGE owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating Company for Wolf Creek Generating Station (Wolf Creek). The Company records its proportionate share of all transactions of WCNOC as it does other jointly-owned facilities. All significant intercompany transactions have been eliminated. The operations of non-utility subsidiaries were not material to the Company's overall results of operations.

      The Company is an investor-owned holding Company. The Company is engaged principally in the production, purchase, transmission, distribution and sale of electricity and the delivery and sale of natural gas. The Company serves approximately 601,000 electric customers in eastern and central Kansas and approximately 648,000 natural gas customers in Kansas and northeastern Oklahoma. The Company's non-utility subsidiaries which market natural gas primarily to large commercial and industrial customers, provide other energy related products and services and provide electronic security services.

      The Company prepares its financial statements in conformity with generally accepted accounting principles as applied to regulated public utilities. The accounting and rates of the Company are subject to requirements of the Kansas Corporation Commission (KCC), the Oklahoma Corporation Commission (OCC), and the Federal Energy Regulatory Commission (FERC). The financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, to disclose contingent assets and liabilities at the balance sheet date, and to report amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
      The Company follows the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulations" (SFAS 71). This pronouncement requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery or require refund of these costs and revenues in future periods. Consequently, the recorded net book value of certain assets and liabilities may be different than that which would otherwise be recorded by unregulated enterprises. On a continuing basis, the Company reviews the continued applicability of SFAS 71 based on the current regulatory and competitive environment. Although recent developments suggest the electric generation industry may become more competitive, the degree to which regulatory oversight of the Company will be lifted and competition will be permitted is uncertain. Currently, there are no proceedings or actions at the KCC to open the Company's electric markets to greater competition. As a result, the Company continues to believe that accounting under SFAS 71 is appropriate. If the Company were to determine that the use of SFAS 71 were no longer appropriate, it would be required to write-off the deferred costs and obligations that represent regulatory assets and liabilities referred to
<PAGE 40>
above. It may also be necessary for the Company to reduce the carrying value of a portion of its plant and equipment to the extent that it is expected to become impaired. At this time, it is not possible to estimate the amount of the Company's plant and equipment, if any, that would be considered unrecoverable in such circumstances, as the effect of any future competition on the Company's rates is not clear at this time.

      Utility Plant: Utility plant is stated at cost. For constructed plant, cost includes contracted services, direct labor and materials, indirect charges for engineering, supervision, general and administrative costs, and an allowance for funds used during construction (AFUDC). The AFUDC rate was 6.31% in 1995, 4.08% in 1994, and 4.10% in 1993. The cost of additions to utility plant and replacement units of property are capitalized. Maintenance costs and replacement of minor items of property are charged to expense as incurred. When units of depreciable property are retired, they are removed from the plant accounts and the original cost plus removal charges less salvage are charged to accumulated depreciation.

      In accordance with regulatory decisions made by the KCC, amortization of the acquisition premium of approximately $801 million resulting from the KGE purchase began in August of 1995. The premium is being amortized over 40 years and has been classified as electric plant in service. Accumulated amortization through December 31, 1995 totaled $6.7 million.

      In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). This Statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company will adopt this standard on January 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations based on the Company's current regulatory structure. This conclusion may change in the future if increases in competition influence regulation and wholesale and retail pricing in the electric industry.

      Depreciation: Depreciation is provided on the straight-line method based on estimated useful lives of property. Composite provisions for book depreciation approximated 2.84% during 1995, 2.87% during 1994, and 3.02% during 1993 of the average original cost of depreciable property. The methods and rates of depreciation used by the Company have not varied materially from the methods and rates which would have been used if the Company were not regulated and not subject to the provisions prescribed by SFAS 71. In the past, the methods and rates have been determined by depreciation studies and approved by the various regulatory bodies. The Company periodically evaluates its depreciation rates considering the past and expected future experience in the operation of its facilities. The Company has proposed to more rapidly recover the Company's investment in nuclear generating assets of Wolf Creek to reduce the capital costs to a level more closely paralleling that of non-nuclear generating facilities (For information regarding such proposal, see Note 4).
<PAGE 41>
      Consolidated Statements of Cash Flows: For purposes of the Consolidated Statements of Cash Flows, the Company considers highly liquid collateralized debt instruments purchased with a maturity of three months or less to be cash equivalents.

      Income Taxes: The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are recognized based on temporary differences in amounts recorded for financial reporting purposes and their respective tax bases (See Note 9).

      Investment tax credits previously deferred are being amortized to income over the life of the property which gave rise to the credits.

      Revenues: Operating revenues for both electric and natural gas services include estimated amounts for services rendered but unbilled at the end of each year. Unbilled revenues of $66 million and $61 million are recorded as a component of accounts receivable and unbilled revenues (net) on the Consolidated Balance Sheets as of December 31, 1995 and 1994, respectively.

      The Company's recorded reserves for doubtful accounts receivable totaled $4.9 million and $3.4 million at December 31, 1995 and 1994, respectively.

      Investments: The Company records its investment and ownership percentage of earnings or losses utilizing the equity method of accounting when the Company's ownership interest allows it to exert significant influence over the operations of an investee.

      In December 1995, a non-regulated subsidiary's net assets were exchanged for a 20% equity interest in a corporation supplying gas compression units to natural gas producers. This investment is valued at approximately $56 million, and is included in net non-utility investments on the Consolidated Balance Sheets as of December 31, 1995.

      Debt Issuance and Reacquisition Expense: Debt premium, discount, and issuance expenses are amortized over the life of each issue. Under regulatory procedures, debt reacquisition expenses are amortized over the remaining life of the reacquired debt or, if refinanced, the life of the new debt.

      Risk Management: The Company is exposed to price risk from fluctuating natural gas prices resulting from gas marketing activities of a non-regulated subsidiary. This subsidiary utilizes various financial instruments to mitigate much of its exposure to fluctuating market prices of commodities. These financial instruments are designated as hedges and as such, gains or losses associated with these financial instruments are deferred until the commodity being hedged is delivered.

      At December 31, 1995, this subsidiary had entered into natural gas financial instruments with a contractual volume of 11.05 billion cubic feet expiring through 2000. The market value of these instruments as of December 31, 1995, was $2.7 million more than the contract value.

      Fuel Costs: The cost of nuclear fuel in process of refinement, conversion, enrichment, and fabrication is recorded as an asset at original cost and is amortized to expense based upon the quantity of heat produced for the generation of electricity. The accumulated amortization of nuclear fuel in the reactor at December 31, 1995 and 1994, was $28.5 million and $13.6 million, respectively.
<PAGE 42>
      Cash Surrender Value of Life Insurance Contracts: The following amounts related to corporate-owned life insurance contracts (COLI) are recorded in Corporate-owned Life Insurance (net) on the Consolidated Balance Sheets:

                                                   1995          1994
                                                 (Dollars in Millions)
         Cash surrender value of contracts. . .  $ 479.9       $ 408.9
         Borrowings against contracts . . . . .   (435.8)       (391.9)
                  COLI (net). . . . . . . . . .  $  44.1       $  17.0

         Income is recorded for increases in cash surrender value and net death proceeds. Interest expense is recognized for COLI borrowings except for certain contracts entered into in 1993 and 1992. The net income generated from COLI contracts purchased prior to 1992 including the tax benefit of the interest deduction and premium expenses are recorded as Corporate-owned Life Insurance (net) on the Consolidated Statements of Income. The income from increases in cash surrender value and net death proceeds was $22.7 million in 1995, $15.6 million in 1994, and $19.7 million in 1993. The interest expense deduction taken was $25.4 million for 1995, $21.0 million for 1994, and $11.9 million for 1993.

      The COLI contracts entered into in 1993 and 1992 were established to mitigate the cost of postretirement and postemployment benefits. As approved by the KCC, the Company is using the net income stream generated by these COLI policies to offset the costs of postretirement and postemployment benefits. A significant portion of this income stream relates to the tax deduction currently taken for interest incurred on contract borrowings under these COLI policies. The amount of the interest deduction used to offset these benefits costs was $7.0 million for 1995, $5.8 million for 1994, and $4.5 million for 1993.

      Federal legislation is pending, which, if enacted, may substantially reduce or eliminate the tax deduction for interest on COLI borrowings, and thus reduce a significant portion of the net income stream generated by the COLI contracts (See Note 6).

      Reclassifications: Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.


2.  SALES OF MISSOURI NATURAL GAS DISTRIBUTION PROPERTIES

      On January 31, 1994, the Company sold substantially all of its Missouri natural gas distribution properties and operations to Southern Union Company (Southern Union). The Company sold the remaining Missouri properties to United Cities Gas Company (United Cities) on February 28, 1994. The properties sold to Southern Union and United Cities are referred to herein as the "Missouri Properties."
<PAGE 43>
      The portion of the Missouri Properties purchased by Southern Union was sold for $404 million. For information regarding litigation in connection with the sale of the Missouri Properties to Southern Union, see Note 3. United Cities purchased the Company's natural gas distribution system in and around the City of Palmyra, Missouri for $665,000.

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

      The following table reflects the approximate operating revenues and operating income included in the Company's consolidated results for the years ended December 31, 1994 and 1993, and net utility plant at December 31, 1993, related to the Missouri Properties:

                                     1994                  1993
                                       Percent               Percent
                                       of Total              of Total
                               Amount  Company       Amount  Company
                                 (Dollars in Thousands, Unaudited)
  Operating revenues. . . .   $ 77,008    4.8%      $349,749   18.3%
  Operating income. . . . .      4,997    1.9%        20,748    7.1%
  Net utility plant . . . .       -        -         296,039    6.6%

      Separate audited financial information was not kept by the Company for the Missouri Properties. This unaudited financial information is based on assumptions and allocations of expenses of the Company as a whole.


3.  LEGAL PROCEEDINGS

      On June 1, 1994, Southern Union filed an action against the Company, The Bishop Group, Ltd., and other entities affiliated with The Bishop Group, alleging, among other things, breach of the Missouri Properties sale agreement relating to certain gas supply contracts between the Company and various Bishop entities. Southern Union assumed these contracts upon the sale of the Missouri Properties and requested unspecified monetary damages as well as declaratory relief. On August 1, 1994, the Company filed its answer and counterclaim denying all claims asserted against it by Southern Union including claims related to the purchase price of the Missouri Properties.
The disputed purchase price adjustments were submitted to an arbitrator in February 1995. Based on the decision of the arbitrator rendered in April 1995, Southern Union paid the Company $3.6 million including interest. For additional information regarding the sales of the Missouri Properties, see
Note 2.

         In May, 1995, Southern Union filed its amended complaint against the Company, alleging a variety of new theories in support of its revised damage claims. Southern Union now claims that it has overpaid the Company from
<PAGE 44>
between $38 to $53 million dollars for the Missouri Properties. The Company has filed its amended answer denying each and every claim made by Southern Union in its amended complaint. The Company has filed motions for summary judgment against the amended complaint. The resolution of this matter is not expected to have a material adverse impact on the Company.

         Subject to the approval of the KCC, the Company has entered into five new gas supply contracts with certain Bishop entities which are currently regulated by the KCC. A contested hearing was held for the approval of those contracts. While the case was under consideration by the KCC, the FERC issued an order under which it extended jurisdiction over the Bishop entities. On November 3, 1995, the KCC stayed its consideration of the contracts between the Company and the Bishop entities until the FERC takes final appealable action on its assertion of jurisdiction over the Bishop entities.

      The Company and its subsidiaries are involved in various other legal, environmental, and regulatory proceedings. Management believes that adequate provision has been made within the Consolidated Financial Statements for these other matters and accordingly believes their ultimate dispositions will not have a material adverse effect upon the Company's overall financial position or results of operations.


4.  RATE MATTERS AND REGULATION

      The Company, under rate orders from the KCC, OCC, and FERC, recovers increases in fuel and natural gas costs through fuel adjustment clauses for wholesale and certain retail electric customers and various purchased gas adjustment clauses (PGA) for natural gas customers. The KCC and the OCC require the annual difference between actual gas cost incurred and cost recovered through the application of the PGA be deferred and amortized through rates in subsequent periods.

      KCC Rate Proceedings: On August 17, 1995, the Company filed with the KCC a request to more rapidly recover its investment in its assets of Wolf Creek over the next seven years. If the request is granted, depreciation expense for Wolf Creek will increase by approximately $50 million for each of the next seven years. As a result of this proposal, the Company will also seek to reduce electric rates for KGE customers by approximately $9 million annually for the same seven year period.

      The request also reduces the annual depreciation expense by approximately $11 million for electric transmission, distribution and certain generating plant assets to reflect the effect of increasing useful lives of these properties. Hearings before the KCC on the depreciation changes and voluntary rate reductions are expected to occur in May 1996.

      In addition, the Company filed a $36 million annual rate increase request for its Kansas natural gas properties. The increase is being sought to recover costs associated with its service line replacement program as well as other increased operating costs (See discussion below regarding KCC order issued on January 24, 1992). In February 1996, the KCC staff submitted testimony related to this rate increase supporting the Company's increase of current gas rates of $36 million annually. The ultimate decision related to the Company's request resides with the KCC. Hearings before the KCC on the gas rate increase proposal began February 19, 1996, with an order expected by April 1996.
<PAGE 45>
         On June 30, 1995, the KCC granted a certificate authorizing the business operations of the Market Center. The Market Center, which began operations on July 1, 1995, provides natural gas transportation, storage, and gathering services, as well as balancing, and title transfer capability. The Company transferred certain natural gas transmission assets having a net book value of approximately $50 million to the Market Center.

      On January 24, 1992, the KCC issued an order allowing the Company to continue the deferral of service line replacement program costs incurred since January 1, 1992, including depreciation, property taxes, and carrying costs for recovery in the next general rate case. At December 31, 1995, approximately $14.2 million of these deferrals have been included in Deferred Charges and Other Assets, Other, on the Consolidated Balance Sheet.

      Tight Sands: In December 1991, the KCC and the OCC approved agreements authorizing the Company to refund to customers approximately $40 million of the proceeds of the Tight Sands antitrust litigation settlement to be collected on behalf of Western Resources' natural gas customers. To secure the refund of settlement proceeds, the Commissions authorized the establishment of an independently administered trust to collect and maintain cash receipts received under Tight Sands settlement agreements and provide for the refunds made. The trust has a term of ten years.

      Rate Stabilization Plan: In 1988, the KCC ordered the accrual of phase-in revenues to be discontinued by KGE effective December 31, 1988. KGE began amortizing the phase-in revenue asset on a straight-line basis over 9 1/2 years beginning January 1, 1989. At December 31, 1995, approximately $44 million of deferred phase-in revenues remain to be recovered.

      Coal Contract Settlements: In March 1990, the KCC issued an order allowing KGE to defer its share of a 1989 coal contract settlement with the Pittsburg and Midway Coal Mining Company amounting to $22.5 million. This amount was recorded as a deferred charge and is included in Deferred Charges and Other Assets on the Consolidated Balance Sheet. The settlement resulted in the termination of a long-term coal contract. The KCC permitted KGE to recover this settlement as follows: 76% of the settlement plus a return over the remaining term of the terminated contract (through 2002) and 24% to be amortized to expense with a deferred return equivalent to the carrying cost of the asset.

      In February 1991, KGE paid $8.5 million to settle a coal contract lawsuit with AMAX Coal Company and recorded the payment as a deferred charge in Deferred Charges and Other Assets on the Consolidated Balance Sheet. The KCC approved the recovery of the settlement plus a return, equivalent to the carrying cost of the asset, over the remaining term of the terminated contract (through 1996).


5.  COMMITMENTS AND CONTINGENCIES

      As part of its ongoing operations and construction program, the Company has commitments under purchase orders and contracts which have an unexpended balance of approximately $92 million at December 31, 1995. Approximately $20 million is attributable to modifications to upgrade the three turbines at Jeffrey Energy Center to be completed by December 31, 1998.
<PAGE 46>
      In January 1994, the Company entered into an agreement with Oklahoma Municipal Power Authority (OMPA). Under the agreement, the Company received a prepayment of approximately $41 million for which the Company will provide capacity and transmission services to OMPA through the year 2013.

      Investment: On December 21, 1995 the Company entered into Stock Purchase and Equity Agreements with Laidlaw Transportation Inc. to acquire up to 30.8 million common shares of ADT Limited (ADT). ADT's principal business is providing electronic security services. On January 26, 1996, the Company purchased 15.4 million of such ADT common shares for $215.6 million ($14 per share). The Company purchased the remaining 15.4 million common shares held by Laidlaw Transportation Inc. on March 18, 1996 for approximately $228 million or $14.80 per share.

      The shares purchased represent approximately 24% of ADT's common equity. The Company intends to account for its investment in ADT using the equity method of accounting.

      Manufactured Gas Sites: The Company has been associated with 15 former manufactured gas sites located in Kansas which may contain coal tar and other potentially harmful materials. The Company and the Kansas Department of Health and Environment (KDHE) entered into a consent agreement governing all future work at the 15 sites. The terms of the consent agreement will allow the Company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. The prioritized sites will be investigated over a 10 year period. The agreement will allow the Company to set mutual objectives with the KDHE in order to expedite effective response activities and to control costs and environmental impact. The costs incurred for site investigation and risk assessment in 1995 and 1994 were minimal. The Company is aware of other Midwestern utilities which have incurred remediation costs ranging between $500,000 and $10 million per site. The KCC has permitted another Kansas utility to recover its remediation costs through rates. To the extent that such remediation costs are not recovered through rates, the costs could be material to the Company's financial position or results of operations depending on the degree of remediation required and number of years over which the remediation must be completed.

      Superfund Sites: The Company is one of numerous potentially responsible parties at a groundwater contamination site in Wichita, Kansas (Wichita site) which is listed by the EPA as a Superfund site. The Company has previously been associated with other Superfund sites of which the Company's liability has been classified as de minimis and any potential obligations have been settled at minimal cost. In 1994, the Company settled Superfund obligations at three sites for a total of $57,500. The Company's obligation at the Wichita site appears to be limited based on this experience. In the opinion of the Company's management, the resolution of this matter is not expected to have a material impact on the Company's financial position or results of operations.

      Clean Air Act: The Clean Air Act Amendments of 1990 (the Act) require a two-phase reduction in certain emissions. To meet the monitoring and reporting requirements under the acid rain program, the Company installed continuous monitoring and reporting equipment at a total cost of approximately $10 million from 1993 through 1995. The Company does not expect additional equipment acquisitions or other material expenditures to be needed to meet Phase II sulfur dioxide requirements.
<PAGE 47>
      Other Environmental Matters: As part of the sale of the Company's Missouri Properties to Southern Union, Southern Union assumed responsibility for any environmental matters related to the Missouri Properties. The Company may be liable for up to a maximum of $7.5 million for 15 years after the date of the sale under a sharing arrangement with Southern Union for environmental matters pending or discovered within the two year period ended January 31, 1996.

      Decommissioning: The Company accrues decommissioning costs over the expected life of the Wolf Creek generating facility. The accrual is based on estimated unrecovered decommissioning costs which consider inflation over the remaining estimated life of the generating facility and are net of expected earnings on amounts recovered from customers and deposited in an external trust fund.

      On June 9, 1994, the KCC issued an order approving the estimated decommissioning costs as determined by a 1993 Wolf Creek Decommissioning Cost Study to be recovered in rates. The cost study estimated the Company's share of decommissioning costs to be $595 million or approximately $174 million in 1993 dollars. The decommissioning costs are currently expected to be incurred during the period 2025 through 2033. These costs were calculated using an assumed inflation rate of 3.45% and an average after tax expected return on trust fund assets of 5.9%. Decommissioning costs are being charged to operating expenses in accordance with the KCC order. Amounts expensed approximated $3.6 million in 1995 and will increase annually to $5.5 million in 2024.

         The Company's investment in the decommissioning fund, including reinvested earnings approximated $25.0 million and $16.9 million at December 31, 1995 and December 31, 1994, respectively. Trust fund earnings accumulate in the fund balance and increase the recorded decommissioning liability.
These amounts are reflected in Decommissioning Trust, and the related liability is included in Deferred Credits and Other Liabilities, Other, on the Consolidated Balance Sheets.

      The staff of the SEC has questioned certain current accounting practices used by nuclear electric generating station owners regarding the recognition, measurement, and classification of decommissioning costs for nuclear electric generating stations. In response to these questions, the FASB is expected to issue new accounting standards for removal costs, including decommissioning in 1996. If current electric utility industry accounting practices for such decommissioning costs are changed: (1) annual decommissioning expenses could increase, (2) the estimated present value of decommissioning costs could be recorded as a liability rather than as accumulated depreciation, and (3) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense.
When revised accounting guidance is issued, the Company will also have to evaluate its effect on accounting for removal costs of other long-lived assets. At this time, the Company is not able to predict what effect such changes would have on results of operations, financial position, or related regulatory practices until the final issuance of revised accounting guidance.

      The Company carries premature decommissioning insurance which has several restrictions. One of these is that it can only be used if Wolf Creek incurs an accident exceeding $500 million in expenses to safely stabilize the
<PAGE 48>
reactor, to decontaminate the reactor and reactor station site in accordance with a plan approved by the Nuclear Regulatory Commission (NRC), and to pay for on-site property damages. This decommissioning insurance will only be available if the insurance funds are not needed to implement the NRC-approved plan for stabilization and decontamination.


      Nuclear Insurance: The Price-Anderson Act limits the combined public liability of the owners of nuclear power plants to $8.9 billion for a single nuclear incident. If this liability limitation is insufficient, the U.S. Congress will consider taking whatever action is necessary to compensate the public for valid claims. The Wolf Creek owners (Owners) have purchased the maximum available private insurance of $200 million and the balance is provided by an assessment plan mandated by the NRC. Under this plan, the Owners are jointly and severally subject to a retrospective assessment of up to $79.3 million ($37.3 million, Company's share) in the event there is a major nuclear incident involving any of the nation's licensed reactors. This assessment is subject to an inflation adjustment based on the Consumer Price Index and applicable premium taxes. There is a limitation of $10 million ($4.7 million, Company's share) in retrospective assessments per incident, per year.

      The Owners carry decontamination liability, premature decommissioning liability, and property damage insurance for Wolf Creek totaling approximately $2.8 billion ($1.3 billion, Company's share). This insurance is provided by a combination of "nuclear insurance pools" ($500 million) and Nuclear Electric Insurance Limited (NEIL) ($2.3 billion). In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination. The Company's share of any remaining proceeds can be used for property damage or premature decommissioning costs up to $1.3 billion (Company's share). Premature decommissioning insurance cost recovery is excess of funds previously collected for decommissioning (as discussed under "Decommissioning").

      The Owners also carry additional insurance with NEIL to cover costs of replacement power and other extra expenses incurred during a prolonged outage resulting from accidental property damage at Wolf Creek. If losses incurred at any of the nuclear plants insured under the NEIL policies exceed premiums, reserves, and other NEIL resources, the Company may be subject to retrospective assessments under the current policies of approximately $11 million per year.

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

      Fuel Commitments: To supply a portion of the fuel requirements for its generating plants, the Company has entered into various commitments to obtain nuclear fuel and coal. Some of these contracts contain provisions for price escalation and minimum purchase commitments. At December 31, 1995, WCNOC's nuclear fuel commitments (Company's share) were approximately $15.3 million
<PAGE 49>
for uranium concentrates expiring at various times through 2001, $120.8 million for enrichment expiring at various times through 2014, and $72.7 million for fabrication through 2025. At December 31, 1995, the Company's coal contract commitments in 1995 dollars under the remaining terms of the contracts were approximately $2.5 billion. The largest coal contract expires in 2020, with the remaining coal contracts expiring at various times through 2013.

      Energy Act: As part of the 1992 Energy Policy Act, a special assessment is being collected from utilities for a uranium enrichment, decontamination, and decommissioning fund. The Company's portion of the assessment for Wolf Creek is approximately $7 million, payable over 15 years. Management expects such costs to be recovered through the ratemaking process.


6.  EMPLOYEE BENEFIT PLANS

      Pension: The Company maintains qualified noncontributory defined benefit pension plans covering substantially all employees. Pension benefits are based on years of service and the employee's compensation during the five highest paid consecutive years out of ten before retirement. The Company's policy is to fund pension costs accrued, subject to limitations set by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.

      Salary Continuation: The Company maintains a non-qualified Executive Salary Continuation Program for the benefit of certain management employees, including executive officers.

      The following tables provide information on the components of pension and salary continuation costs under Statement of Financial Accounting Standards
No. 87 "Employers' Accounting for Pension Plans" (SFAS 87), funded status and actuarial assumptions for the Company:


Year Ended December 31,                1995          1994        1993
                                          (Dollars in Thousands)
SFAS 87 Expense:
  Service cost. . . . . . . . . .    $ 11,059     $ 10,197     $  9,778
  Interest cost on projected
    benefit obligation. . . . . .      32,416       29,734       35,688
  (Gain) loss on plan assets. . .    (102,731)       7,351      (64,113)
  Deferred investment gain (loss)      70,810      (38,457)      29,190
  Net amortization. . . . . . . .       1,132          245         (669)
      Net expense . . . . . . . .    $ 12,686     $  9,070     $  9,874

<PAGE 50>
December 31,                           1995         1994         1993
                                          (Dollars in Thousands)
Reconciliation of Funded Status:
  Actuarial present value of
    benefit obligations:
      Vested . . . . . . . . . . .   $331,027     $278,545     $353,023
      Non-vested . . . . . . . . .     21,775       19,132       26,983
        Total. . . . . . . . . . .   $352,802     $297,677     $380,006
Plan assets (principally debt
  and equity securities) at
  fair value . . . . . . . . . . .   $444,608     $375,521     $490,339
Projected benefit obligation . . .    456,707      378,146      468,996
Funded status. . . . . . . . . . .    (12,099)      (2,625)      21,343
Unrecognized transition asset. . .       (527)      (2,205)      (2,756)
Unrecognized prior service costs .     57,087       47,796       64,217
Unrecognized net (gain). . . . . .    (75,312)     (56,079)    (108,783)
  Accrued liability. . . . . . . .   $(30,851)    $(13,113)    $(25,979)


Year Ended December 31,               1995           1994         1993
Actuarial Assumptions:
  Discount rate. . . . . . . . . .       7.5%      8.0-8.5%    7.0-7.75%
  Annual salary increase rate. . .      4.75%          5.0%         5.0%
  Long-term rate of return . . . .   8.5-9.0%      8.0-8.5%     8.0-8.5%

      Postretirement: The Company adopted the provisions of Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106) in the first quarter of 1993. This statement requires the accrual of postretirement benefits other than pensions, primarily medical benefit costs, during the years an employee provides service.

      Based on actuarial projections and adoption of the transition method of implementation which allows a 20-year amortization of the accumulated benefit obligation, postretirement benefits expenses approximated $15.0 million and $12.4 million for 1995 and 1994, respectively. The Company's total postretirement benefit obligation approximated $123.2 million and $114.6 million at December 31, 1995 and 1994, respectively. In addition, the Company received an order from the KCC permitting the initial deferral of SFAS 106 expense in excess of amounts previously recognized. To mitigate the impact incremental SFAS 106 expense will have on rate increases, the Company will include in the future computation of cost of service the actual postretirement benefits expenses and an income stream generated from COLI contracts purchased in 1993 and 1992. To the extent postretirement benefits expenses exceed income from the COLI program, this excess is being deferred (in accordance with the provisions of the FASB Emerging Issues Task Force Issue No. 92-12) and will be offset by income generated through the deferral period by the COLI program. Because these expenses were deferred, there was no effect on the results of continuing operations in 1995. At December 31, 1995, approximately $25.3 million of postretirement expenses had been deferred pursuant to the KCC order. Pending federal legislation may substantially reduce or eliminate tax benefits associated with COLI contracts. If this legislation is enacted or should the income stream generated by the COLI program not be sufficient to offset postretirement benefit costs on an accrual basis, the KCC order allows the Company to seek recovery of a deficiency through the ratemaking process. Regulatory precedents established by the KCC generally permit the accrual costs of postretirement benefits to be recovered in rates.
<PAGE 51>
      The following table summarizes the status of the Company's postretirement benefit plans for financial statement purposes and the related amounts included in the Consolidated Balance Sheets:

    December 31,                                         1995         1994
                                                       (Dollars in Thousands)
    Reconciliation of Funded Status:
      Actuarial present value of postretirement
      benefit obligations:
        Retirees. . . . . . . . . . . . . . . . . . .   $ 81,402     $ 68,570
        Active employees fully eligible . . . . . . .      7,645       13,549
        Active employees not fully eligible . . . . .     34,144       32,484
          Total . . . . . . . . . . . . . . . . . . .    123,191      114,603
    Fair value of plan assets . . . . . . . . . . . .         46         -
    Funded Status . . . . . . . . . . . . . . . . . .   (123,145)    (114,603)
    Unrecognized prior service cost . . . . . . . . .     (8,900)      (9,391)
    Unrecognized transition obligation. . . . . . . .    111,443      117,967
    Unrecognized net (gain) . . . . . . . . . . . . .     (7,271)     (14,489)
    Accrued postretirement benefit costs. . . . . . .   $(27,873)    $(20,516)


    Year Ended December 31,                              1995         1994
    Actuarial Assumptions:
      Discount rate . . . . . . . . . . . . . . . . .      7.5  %   8.0-8.5 %
      Annual salary increase rate . . . . . . . . . .      4.75 %       5.0 %
      Expected rate of return . . . . . . . . . . . .      9.0  %       8.5 %

      For measurement purposes, an annual health care cost growth rate of 11% was assumed for 1995, decreasing one percent per year to five percent in 2001 and thereafter. The health care cost trend rate has a significant effect on the projected benefit obligation. Increasing the trend rate by one percent each year would increase the present value of the accumulated projected benefit obligation by $4.3 million and the aggregate of the service and interest cost components by $0.4 million.

      Postemployment: The Company adopted Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" (SFAS
112) in the first quarter of 1994, which established accounting and reporting standards for postemployment benefits. The statement requires the Company to recognize the liability to provide postemployment benefits when the liability has been incurred. The Company received an order from the KCC permitting the initial deferral of SFAS 112 expense. To mitigate the impact SFAS 112 expense will have on rate increases, the Company will include in the future computation of cost of service the actual SFAS 112 transition costs and expenses and an income stream generated from COLI contracts purchased in 1993 and 1992. At December 31, 1995 approximately $8.3 million of postemployment expenses had been deferred pursuant to the KCC order. Pending federal legislation may substantially reduce or eliminate tax benefits associated with COLI contracts. If this legislation is enacted or should the income stream generated by the COLI program not be sufficient to offset postemployment benefit costs on an accrual basis, the KCC order allows the Company to seek recovery of such deficit through the ratemaking process. The 1995 and 1994 expense under SFAS 112 was approximately $3.6 million and $2.7 million, respectively. At December 31, 1995 and 1994, the Company's SFAS 112 liability recorded on the Consolidated Balance Sheets was approximately $8.7 million and $8.4 million, respectively.
<PAGE 52>
      Savings: The Company maintains savings plans in which substantially all employees participate. The Company matches employees' contributions up to specified maximum limits. The funds of the plans are deposited with a trustee and invested at each employee's option in one or more investment funds, including a Company stock fund. The Company's contributions were $5.1 million, $5.1 million, and $5.8 million for 1995, 1994, and 1993, respectively.


7.  COMMON STOCK, PREFERRED STOCK, PREFERENCE STOCK,
     AND OTHER MANDATORILY REDEEMABLE SECURITIES

      The Company's Restated Articles of Incorporation, as amended, provides for 85,000,000 authorized shares of common stock. At December 31, 1995, 62,855,961 shares were outstanding.

      The Company has a Dividend Reinvestment and Stock Purchase Plan (DRIP). Shares issued under the DRIP may be either original issue shares or shares purchased on the open market. At December 31, 1995, 3,017,627 shares were available under the DRIP registration statement.

      Not subject to mandatory redemption: The cumulative preferred stock is redeemable in whole or in part on 30 to 60 days notice at the option of the Company.

      Subject to mandatory redemption: The mandatory sinking fund provisions of the 8.50% Series preference stock require the Company to redeem 50,000 shares annually beginning on July 1, 1997, at $100 per share. The Company may, at its option, redeem up to an additional 50,000 shares on each July 1, at $100 per share. The 8.50% Series also is redeemable in whole or in part, at the option of the Company, subject to certain restrictions on refunding, at a redemption price of $106.23, $105.67, and $105.10 per share beginning July 1, 1995, 1996 and 1997, respectively.

      The mandatory sinking fund provisions of the 7.58% Series preference stock require the Company to redeem 25,000 shares annually beginning on April 1, 2002, and each April 1 through 2006 and the remaining shares on April 1, 2007, all at $100 per share. The Company may, at its option, redeem up to an additional 25,000 shares on each April 1 at $100 per share. The 7.58% Series also is redeemable in whole or in part, at the option of the Company, subject to certain restrictions on refunding, at a redemption price of $105.31, $104.55, and $103.79 per share beginning April 1, 1995, 1996, and 1997, respectively.

      Other Mandatorily Redeemable Securities: On December 14, 1995, Western Resources Capital I, a wholly-owned trust, issued four million preferred securities of 7 7/8% Cumulative Quarterly Income Preferred Securities, Series A, for $100 million. The trust interests represented by the preferred securities are redeemable at the option of Western Resources Capital I, on or after December 11, 2000, at $25 per preferred security plus accrued interest and unpaid dividends. Holders of the securities are entitled to receive distributions at an annual rate of 7 7/8% of the liquidation preference value of $25. Distributions are payable quarterly, and in substance are tax deductible by the Company. The sole asset of the trust is $103 million principal amount of 7 7/8% Deferrable Interest Subordinated Debentures, Series A due December 11, 2025 (the Subordinated Debentures).
<PAGE 53>
      In addition to the Company's obligations under the Subordinated Debentures, the Company has agreed, pursuant to a guarantee issued to the trust, the provisions of the trust agreement establishing the trust and a related expense agreement to guarantee on a subordinated basis payment of distributions on the preferred securities (but not if the trust does not have sufficient funds to pay such distributions) and to pay all of the expenses of the trust (collectively, the "Back-up Undertakings").

      Considered together, the Back-up Undertakings constitute a full and unconditional guarantee by the Company of the trust obligations under the preferred securities. The securities are shown as Western Resources Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust holding solely Subordinated Debentures on the Consolidated Balance Sheets and Consolidated Statements of Capitalization.


8.  JOINT OWNERSHIP OF UTILITY PLANTS

                        Company's Ownership at December 31, 1995
                    In-Service   Invest-    Accumulated   Net  Per-
                       Dates      ment      Depreciation  (MW) cent
                                (Dollars in Thousands)
La Cygne 1 (a)      Jun  1973  $ 155,566    $    99,133   341  50
Jeffrey  1 (b)      Jul  1978    285,357        116,771   587  84
Jeffrey  2 (b)      May  1980    289,443        109,858   617  84
Jeffrey  3 (b)      May  1983    389,157        143,862   591  84
Wolf Creek (c)      Sep  1985  1,371,878        335,941   548  47

(a)  Jointly owned with Kansas City Power & Light Company (KCPL)
(b)  Jointly owned with UtiliCorp United Inc.
(c)  Jointly owned with KCPL and Kansas Electric Power Cooperative, Inc.

      Amounts and capacity represent the Company's share. The Company's share of operating expenses of the plants in service above, as well as such expenses for a 50% undivided interest in La Cygne 2 (representing 335 MW capacity) sold and leased back to the Company in 1987, are included in operating expenses on the Consolidated Statements of Income. The Company's share of other transactions associated with the plants is included in the appropriate classification in the Company's Consolidated Financial Statements.

<PAGE 54>
9.  INCOME TAXES

      Under SFAS 109, temporary differences gave rise to deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994, respectively, as follows:

                                                   1995             1994
                                                   (Dollars in Thousands)
Deferred Tax Assets:
  Deferred gain on sale-leaseback. . . . .      $  105,007       $  110,556
  Alternative Minimum tax carry forwards .          18,740           41,163
  Other. . . . . . . . . . . . . . . . . .          30,789           29,162
    Total Deferred Tax Assets. . . . . . .      $  154,536       $  180,881
Deferred Tax Liabilities:
  Accelerated Depreciation & Other . . . .      $  653,134       $  661,433
  Acquisition Premium. . . . . . . . . . .         315,513          318,190
  Deferred Future Income Taxes . . . . . .         282,476          283,297
  Other. . . . . . . . . . . . . . . . . .          70,883           70,386
       Total Deferred Tax Liabilities. . . .       $1,322,006       $1,333,306

      Accumulated Deferred
         Income Taxes, Net                          $1,167,470       $1,152,425


     In accordance with various rate orders received from the KCC and the OCC, the Company has not yet collected through rates the amounts necessary to pay a significant portion of the net deferred income tax liabilities. As management believes it is probable that the net future increases in income taxes payable will be recovered from customers, it has recorded a deferred asset for these amounts. These assets are also a temporary difference for which deferred income tax liabilities have been provided.

      At December 31, 1995, the Company has alternative minimum tax credits generated prior to April 1, 1992, which carry forward without expiration, of $18.7 million which may be used to offset future regular tax to the extent the regular tax exceeds the alternative minimum tax. These credits have been applied in determining the Company's net deferred income tax liability and corresponding deferred future income taxes at December 31, 1995.


10.  LONG-TERM DEBT

      The amount of Western Resources' first mortgage bonds authorized by the Western Resources Mortgage and Deed of Trust, dated July 1, 1939, as supplemented, is unlimited. The amount of KGE's first mortgage bonds authorized by the KGE Mortgage and Deed of Trust, dated April 1, 1940, as supplemented, is limited to a maximum of $2 billion. Amounts of additional bonds which may be issued are subject to property, earnings, and certain restrictive provisions of each Mortgage.

      Debt discount and expenses are being amortized over the remaining lives of each issue. The Western Resources and KGE improvement and maintenance fund requirements for certain first mortgage bond series can be met by bonding additional property. With the retirement of certain Western Resources and KGE pollution control series bonds, there are no longer any bond sinking fund requirements. During 1996, $16 million of bonds will mature. $125 million of bonds will mature in 1999 and $75 million of bonds will mature in 2000.

<PAGE 55>
      In January 1993, the Company renegotiated its $600 million bank term loan and revolving credit facility used to finance the Merger into a $350 million revolving credit facility, secured by KGE common stock. On October 5, 1994, the Company extended the term of this facility to expire on October 5, 1999. The unused portion of the revolving credit facility may be used to provide support for outstanding short-term debt. At December 31, 1995, there was $50 million outstanding under the facility.

Long-term debt outstanding at December 31, 1995 and 1994, was as follows:

                                                     1995           1994
                                                   (Dollars in Thousands)
   Western Resources
   First mortgage bond series:
     7 1/4% due 1999. . . . . . . . . . . . .      125,000        125,000
     8 7/8% due 2000. . . . . . . . . . . . .       75,000         75,000
     7 1/4% due 2002. . . . . . . . . . . . .      100,000        100,000
     8 1/2% due 2022. . . . . . . . . . . . .      125,000        125,000
     7.65%  due 2023. . . . . . . . . . . . .      100,000        100,000
                                                   525,000        525,000
   Pollution control bond series:
     Variable due 2032 (1). . . . . . . . . .       45,000         45,000
     Variable due 2032 (2). . . . . . . . . .       30,500         30,500
     6%     due 2033. . . . . . . . . . . . .       58,420         58,500
                                                   133,920        134,000
   KGE
   First mortgage bond series:
     5 5/8% due 1996. . . . . . . . . . . . .       16,000         16,000
     7.60 % due 2003. . . . . . . . . . . . .      135,000        135,000
     6 1/2% due 2005. . . . . . . . . . . . .       65,000         65,000
     6.20 % due 2006. . . . . . . . . . . . .      100,000        100,000
                                                   316,000        316,000
   Pollution control bond series:
     5.10 % due 2023. . . . . . . . . . . . .       13,957         13,982
     Variable due 2027 (3). . . . . . . . . .       21,940         21,940
     7.0  % due 2031. . . . . . . . . . . . .      327,500        327,500
     Variable due 2032 (4). . . . . . . . . .       14,500         14,500
     Variable due 2032 (5). . . . . . . . . .       10,000         10,000
                                                   387,897        387,922

 Revolving Credit Agreement                         50,000           -

      Less:
     Unamortized debt discount. . . . . . . .        5,554          5,814
     Long-term debt due within one year . . .       16,000             80
                                                $1,391,263     $1,357,028

   Rates at December 31, 1995:  (1) 4.05%, (2) 4.049%, (3) 4.00%,
   (4) 3.925% and (5) 4.00%

<PAGE 56>
11.  SEGMENTS OF BUSINESS

      The Company is principally a public utility engaged in the generation, transmission, distribution, and sale of electricity in Kansas and the transportation, distribution, and sale of natural gas in Kansas and Oklahoma.

Year Ended December 31,               1995          1994(1)       1993
                                           (Dollars in Thousands)
Operating revenues:
  Electric. . . . . . . . . . .    $1,145,895    $1,121,781    $1,104,537
  Natural gas . . . . . . . . .       426,176       496,162       804,822
                                    1,572,071     1,617,943     1,909,359
Operating expenses excluding
  income taxes:
  Electric. . . . . . . . . . .       788,900       768,317       791,563
  Natural gas . . . . . . . . .       419,267       484,458       747,755
                                    1,208,167     1,252,775     1,539,318
Income taxes:
  Electric. . . . . . . . . . .        94,042       100,078        73,425
  Natural gas . . . . . . . . .        (5,522)       (4,456)        4,553
                                       88,520        95,622        77,978
Operating income:
  Electric. . . . . . . . . . .       262,953       253,386       239,549
  Natural gas . . . . . . . . .        12,431        16,160        52,514
                                   $  275,384    $  269,546    $  292,063

Identifiable assets at
  December 31:
  Electric. . . . . . . . . . .    $4,470,359    $4,346,312    $4,231,277
  Natural gas . . . . . . . . .       712,858       654,483     1,040,513
  Other corporate assets(2) . .       307,460       370,234       140,258
                                   $5,490,677    $5,371,029    $5,412,048
Other Information--
Depreciation and amortization:
  Electric. . . . . . . . . . .    $  133,421    $  123,696    $  126,034
  Natural gas . . . . . . . . .        23,494        27,934        38,330
                                      156,915    $  151,630    $  164,364
Maintenance:
  Electric. . . . . . . . . . .    $   87,942    $   88,162    $   87,696
  Natural gas . . . . . . . . .        20,699        25,024        30,147
                                   $  108,641    $  113,186    $  117,843
Capital expenditures:
  Electric. . . . . . . . . . .    $  153,931    $  152,384    $  137,874
  Nuclear fuel. . . . . . . . .        28,465        20,590         5,702
  Natural gas . . . . . . . . .        54,431        64,722        94,055
                                   $  236,827    $  237,696    $  237,631

(1)Information reflects the sales of the Missouri Properties (Note 2).

(2)Principally cash, temporary cash investments, non-utility assets, and deferred charges.

<PAGE 57>
      The portion of the table above related to the Missouri Properties is as follows:

                                                    1994        1993
                                           (Dollars in Thousands, Unaudited)
      Natural gas revenues. . . . . . . . .      $ 77,008    $349,749
      Operating expenses excluding
                income taxes. . . . . . . .        69,114     326,329
      Income taxes. . . . . . . . . . . . .         2,897       2,672
      Operating income. . . . . . . . . . .         4,997      20,748
      Identifiable assets . . . . . . . . .          -        398,464
      Depreciation and amortization . . . .         1,274      12,668
      Maintenance . . . . . . . . . . . . .         1,099      10,504
      Capital expenditures. . . . . . . . .         3,682      38,821


12.  SHORT-TERM DEBT

      The Company's short-term financing requirements are satisfied through the sale of commercial paper, short-term bank loans and borrowings under unsecured lines of credit maintained with banks. Information concerning these arrangements for the years ended December 31, 1995, 1994, and 1993, is set forth below:

Year Ended December 31,              1995           1994           1993
                                            (Dollars in Thousands)
Available lines of credit. . . . . $121,075       $145,000       $145,000
Short-term debt out-
  standing at year end . . . . . .  203,450        308,200        440,895
Weighted average interest rate
  on debt outstanding at year
  end (including fees) . . . . . .     6.02%          6.25%          3.67%
Maximum amount of short-
  term debt outstanding during
  the period. . . .. . . . . . . . $355,615       $485,395       $443,895
Monthly average short-term debt. .  301,871        214,180        347,278
Weighted daily average interest
  rates during the year
  (including fees) . . . . . . . .     6.15%          4.63%          3.44%


      In connection with the above arrangements, the Company has agreed to pay certain fees to the banks. Available lines of credit and the unused portion of the revolving credit facility are utilized to support the Company's outstanding short-term debt.


13.  LEASES

      At December 31, 1995, the Company had leases covering various property and equipment. Certain lease agreements in 1994 and 1993 met the criteria, as set forth in Statement of Financial Accounting Standards No. 13, "Accounting for Leases", for classification as capital leases. Capital lease payments were $3.0 million and $3.3 million in 1994 and 1993, respectively. At December 31, 1995, the Company had no capital leases.

<PAGE 58>
      Rental payments for operating leases and estimated rental commitments are as follows:

                                             Operating
        Year Ended December 31,                Leases
                                        (Dollars in Thousands)
        1993                                 $ 55,011
        1994                                   55,076
        1995                                   63,353
        Future Commitments:
        1996                                   55,992
        1997                                   49,892
        1998                                   45,069
        1999                                   41,882
        2000                                   41,292
        Thereafter                            721,744
        Total                                $955,871

      In 1987, KGE sold and leased back its 50% undivided interest in the La Cygne 2 generating unit. The La Cygne 2 lease has an initial term of 29 years, with various options to renew the lease or repurchase the 50% undivided interest. KGE remains responsible for its share of operation and maintenance costs and other related operating costs of La Cygne 2. The lease is an operating lease for financial reporting purposes.

      As permitted under the La Cygne 2 lease agreement, the Company in 1992 requested the Trustee Lessor to refinance $341.1 million of secured facility bonds of the Trustee and owner of La Cygne 2. The transaction was requested to reduce recurring future net lease expense. In connection with the refinancing on September 29, 1992, a one-time payment of approximately $27 million was made by the Company which has been deferred and is being amortized over the remaining life of the lease and included in operating expense as part of the future lease expense. At December 31, 1995, approximately $23.7 million of this deferral remained on the Consolidated Balance Sheet.

      Future minimum annual lease payments, included in the table above, required under the La Cygne 2 lease agreement are approximately $34.6 million for each year through 2000 and $646 million over the remainder of the lease.

      The gain of approximately $322 million realized at the date of the sale of La Cygne 2 has been deferred for financial reporting purposes, and is being amortized ($9.6 million per year) over the initial lease term in proportion to the related lease expense. KGE's lease expense, net of amortization of the deferred gain and a one-time payment, was approximately $22.5 million for 1995, 1994, and 1993.

<PAGE 59>
14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value as set forth in Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments":

      Cash and Cash Equivalents-
         The carrying amount approximates the fair value because of the short-term maturity of these investments.
      Decommissioning Trust-
         The carrying amount is recorded at the fair value of the decommissioning trust and is based on quoted market prices at December 31, 1995 and 1994.
      Variable-rate Debt-
         The carrying amount approximates the fair value because of the short-term variable rates of these debt instruments.
      Fixed-rate Debt-
         The fair value of the fixed-rate debt is based on the sum of the estimated value of each issue taking into consideration the interest rate, maturity, and redemption provisions of each issue.
      Redeemable Preference Stock-
         The fair value of the redeemable preference stock is based on the sum of the estimated value of each issue taking into consideration the dividend rate, maturity, and redemption provisions of each issue.
      Other Mandatorily Redeemable Securities-
         The fair value of the other mandatorily redeemable securities is based on the sum of the estimated value of each issue taking into consideration the dividend rate, maturity, and redemption provisions of each issue.

The carrying values and estimated fair values of the Company's financial instruments are as follows:

                                   Carrying Value              Fair Value
    December 31,                   1995       1994          1995       1994
                                            (Dollars in Thousands)
    Cash and cash
      equivalents. . . . . . .$    2,414   $    2,715  $    2,414   $    2,715
    Decommissioning trust. . .    25,070       16,944      25,070       16,633
    Variable-rate debt . . . .   811,190      822,045     811,190      822,045
    Fixed-rate debt. . . . . . 1,240,877    1,240,982   1,294,365    1,171,866
    Redeemable preference
      stock. . . . . . . . . .   150,000      150,000     160,405      155,375
      Other Mandatorily
      Redeemable Securities. .   100,000         -        102,000         -


      The fair value estimates presented herein are based on information available as of December 31, 1995 and 1994. These fair value estimates have not been comprehensively revalued for the purpose of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.
<PAGE 60>
      Certain subsidiaries of the Company use financial instruments to hedge price fluctuations in their portfolios of commodity transactions. The financial instruments used include futures and options traded on the New York Mercantile Exchange and swaps and options traded in the over-the-counter market. These subsidiaries are subject to credit risk on its over-the-counter transactions and monitors the creditworthiness of its counterparties, which consist primarily of large financial institutions.

15.  QUARTERLY RESULTS (UNAUDITED)

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

                                    First     Second      Third     Fourth
                         (Dollars in Thousands, except Per Share Amounts)
1995
Operating revenues. . . . . . .   $417,546   $333,380  $423,860  $397,285
Operating income. . . . . . . .     68,517     48,029    99,429    59,409
Net income. . . . . . . . . . .     41,575     21,716    71,905    46,480
Earnings applicable to
  common stock. . . . . . . . .     38,220     18,362    68,550    43,125
Earnings per share. . . . . . .   $   0.62   $   0.30  $   1.10  $   0.69
Dividends per share . . . . . .   $  0.505   $  0.505  $  0.505  $  0.505
Average common shares
  outstanding . . . . . . . . .     61,747     61,886    62,244    62,712
Common stock price:
  High. . . . . . . . . . . . .   $ 33 3/8   $ 32 1/2  $ 32 7/8  $ 34
  Low . . . . . . . . . . . . .   $ 28 5/8   $ 30 1/4  $ 29 3/4  $ 31

1994(1)
Operating revenues. . . . . . .   $538,372   $341,132  $379,213  $359,226
Operating income. . . . . . . .     73,782     53,899    83,884    57,981
Net income. . . . . . . . . . .     66,133     30,247    57,679    33,388
Earnings applicable to
  common stock. . . . . . . . .     62,779     26,892    54,324    30,034
Earnings per share. . . . . . .   $   1.02   $   0.44  $   0.88  $   0.48
Dividends per share . . . . . .   $  0.495   $  0.495  $  0.495  $  0.495
Average common shares
  outstanding . . . . . . . . .     61,618     61,618    61,618    61,618
Common stock price:
  High. . . . . . . . . . . . .   $ 34 7/8   $ 29 3/4  $ 29 5/8  $ 29 1/4
  Low . . . . . . . . . . . . .   $ 28 1/4   $ 26 1/8  $ 26 3/4  $ 27 3/8


(1)  Information reflects the sales of the Missouri Properties (Note 2).

<PAGE 61>
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information relating to the Company's Directors required by Item 10 is set forth in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders to be filed with the Commission. Such information is incorporated herein by reference to the material appearing under the caption Election of Directors in the proxy statement to be filed by the Company with the Commission. See EXECUTIVE OFFICERS OF THE Company on page 18 for the information relating to the Company's Executive Officers as required by Item
10.


ITEM 11.  EXECUTIVE COMPENSATION

      The information required by Item 11 is set forth in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders to be filed with the Commission. Such information is incorporated herein by reference to the material appearing under the captions Information Concerning the Board of Directors, Executive Compensation, Compensation Plans, and Human Resources Committee Report in the proxy statement to be filed by the Company with the Commission.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 12 is set forth in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders to be filed with the Commission. Such information is incorporated herein by reference to the material appearing under the caption Beneficial Ownership of Voting Securities in the proxy statement to be filed by the Company with the Commission.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

<PAGE 62>
                             PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      The following financial statements are included herein.

FINANCIAL STATEMENTS

Report of Independent Public Accountants
Consolidated Balance Sheets, December 31, 1995 and 1994
Consolidated Statements of Income, for the years ended December 31, 1995,
 1994 and 1993
Consolidated Statements of Cash Flows, for the years ended December 31,
  1995, 1994 and 1993
Consolidated Statements of Taxes, for the years ended December 31, 1995,
  1994 and 1993
Consolidated Statements of Capitalization, December 31, 1995 and
  1994
Consolidated Statements of Common Stock Equity, for the years ended
  December 31, 1995, 1994 and 1993
Notes to Consolidated Financial Statements



SCHEDULES

      Schedules omitted as not applicable or not required under the Rules of regulation S-X: I, II, III, IV, and V


REPORTS ON FORM 8-K
      Form 8-K dated December 22, 1995.

<PAGE 63>
                          EXHIBIT INDEX

     All exhibits marked "I" are incorporated herein by reference.

                                Description

 3(a)    -Restated Articles of Incorporation of the Company, as amended      I
          May 25, 1988.  (filed as Exhibit 4 to Registration Statement
          No. 33-23022)
 3(b)    -Certificate of Correction to Restated Articles of Incorporation.   I
          (filed as Exhibit 3(b) to the December 1991 Form 10-K)
 3(c) -Amendment to the Restated Articles of Incorporation, as amended
          May 5, 1992 (filed electronically)
 3(d)    -Amendments to the Restated Articles of Incorporation of the        I
          Company (filed as Exhibit 3 to the June 1994 Form 10-Q)
 3(e)    -By-laws of the Company.  (filed electronically)
 3(f)    -Certificate of Designation of Preference Stock, 8.50% Series,      I
          without par value.  (filed as Exhibit 3(d) to the December
          1993 Form 10-K)
 3(g)    -Certificate of Designation of Preference Stock, 7.58% Series,      I
          without par value.  (filed as Exhibit 3(e) to the December
          1993 Form 10-K)
 4(a)    -Mortgage and Deed of Trust dated July 1, 1939 between the Company  I and Harris Trust and Savings Bank, Trustee.  (filed as Exhibit
          4(a) to Registration Statement No. 33-21739)
 4(b)    -First through Fifteenth Supplemental Indentures dated July 1,     I
          1939, April 1, 1949, July 20, 1949, October 1, 1949, December 1,
          1949, October 4, 1951, December 1, 1951, May 1, 1952, October 1,
          1954, September 1, 1961, April 1, 1969, September 1, 1970,
          February 1, 1975, May 1, 1976 and April 1, 1977, respectively. (filed as Exhibit 4(b) to Registration Statement No. 33-21739)
 4(c) -Sixteenth Supplemental Indenture dated June 1, 1977.  (filed as    I
          Exhibit 2-D to Registration Statement No. 2-60207)
 4(d)    -Seventeenth Supplemental Indenture dated February 1, 1978.         I
          (filed as Exhibit 2-E to Registration Statement No. 2-61310)
 4(e)    -Eighteenth Supplemental Indenture dated January 1, 1979.  (filed   I
          as Exhibit (b) (1)-9 to Registration Statement No. 2-64231)
 4(f)    -Nineteenth Supplemental Indenture dated May 1, 1980.  (filed as    I
          Exhibit 4(f) to Registration Statement No. 33-21739)
 4(g)    -Twentieth Supplemental Indenture dated November 1, 1981.  (filed   I
          as Exhibit 4(g) to Registration Statement No. 33-21739)
 4(h)    -Twenty-First Supplemental Indenture dated April 1, 1982.  (filed   I
          as Exhibit 4(h) to Registration Statement No. 33-21739)
 4(i)    -Twenty-Second Supplemental Indenture dated February 1, 1983.       I
          (filed as Exhibit 4(i) to Registration Statement No. 33-21739)
 4(j)    -Twenty-Third Supplemental Indenture dated July 2, 1986.  (filed    I
          as Exhibit 4(j) to Registration Statement No. 33-12054)
 4(k)    -Twenty-Fourth Supplemental Indenture dated March 1, 1987.  (filed  I as Exhibit 4(k) to Registration Statement No. 33-21739)
 4(l)    -Twenty-Fifth Supplemental Indenture dated October 15, 1988.        I
          (filed as Exhibit 4 to the September 1988 Form 10-Q)
 4(m)    -Twenty-Sixth Supplemental Indenture dated February 15, 1990.       I
          (filed as Exhibit 4(m) to the December 1989 Form 10-K)
<PAGE 64>

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

10(a)    -A Rail Transportation Agreement among Burlington Northern          I
          Railroad Company, the Union Pacific Railroad Company and the
          Company (filed as Exhibit 10 to the June 1994 Form 10-Q)
10(b)    -Agreement between the Company and AMAX Coal West Inc.              I
          effective March 31, 1993.  (filed as Exhibit 10(a) to the
          December 1993 Form 10-K)
10(c) -Agreement between the Company and Williams Natural Gas Company     I
          dated October 1, 1993.  (filed as Exhibit 10(b) to the
          December 1993 Form 10-K)
10(d)    -Letter of Agreement between The Kansas Power and Light Company     I
          and John E. Hayes, Jr., dated November 20, 1989.  (filed as
          Exhibit 10(w) to the December 1989 Form 10-K)
10(e)    -Amended Agreement and Plan of Merger by and among The Kansas       I
          Power and Light Company, KCA Corporation, and Kansas Gas and Electric Company, dated as of October 28, 1990, as amended by Amendment No. 1 thereto, dated as of January 18, 1991. (filed as Annex A to Registration Statement No. 33-38967)
10(f)    -Deferred Compensation Plan (filed as Exhibit 10(i) to the          I
          December 1993 Form 10-K)
10(g)    -Long-term Incentive Plan (filed as Exhibit 10(j) to the            I
          December 1993 Form 10-K)
10(h)    -Short-term Incentive Plan (filed as Exhibit 10(k) to the           I
          December 1993 Form 10-K)
10(i)    -Outside Directors' Deferred Compensation Plan (filed as Exhibit    I
          10(l) to the December 1993 Form 10-K)
10(j)    -Executive Salary Continuation Plan of Western Resources, Inc.,
          as revised, effective September 22, 1995. (filed electronically) 10(k) -Executive Salary Continuation Plan for John E. Hayes, Jr.,
          Dated March 15, 1995.  (filed electronically)
10(l) -Stock Purchase Agreement between the Company and Laidlaw
          Transportation Inc., dated December 21, 1995.
          (filed electronically)
10(l)1-Equity Agreement between the Company and Laidlaw Transportation
          Inc., dated December 21, 1995.  (filed electronically)

<PAGE 65>
                               Description

10(m) -Letter Agreement between the Company and David C. Wittig, dated April 27, 1995.  (filed electronically)
12       -Computation of Ratio of Consolidated Earnings to Fixed Charges.
          (filed electronically)
21       -Subsidiaries of the Registrant.  (filed electronically)
23       -Consent of Independent Public Accountants, Arthur Andersen LLP
          (filed electronically)
27       -Financial Data Schedules (filed electronically)
99       -Kansas Gas and Electric Company's Annual Report on Form 10-K
          for the year ended December 31, 1995 (filed electronically)

<PAGE 66>
                            SIGNATURE

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 WESTERN RESOURCES, INC.


March 27, 1996                     By        JOHN E. HAYES, JR.
                                 John E. Hayes, Jr., Chairman of the Board
                                        and Chief Executive Officer