Form 10-Q
period 1996-03-31
WESTERN RESOURCES INC /KS
filed 1996-05-15
CIK 54507

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549


                            FORM 10-Q

(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1996

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

                           Yes X                       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at May 15. 1996
Common Stock, $5.00 par value                          63,451,562






                     WESTERN RESOURCES, INC.
                              INDEX


                                                                      Page No.

Part I.  Financial Information

   Item 1.  Financial Statements

        Consolidated Balance Sheets                                        3

        Consolidated Statements of Income                                4 - 5

        Consolidated Statements of Cash Flows                            6 - 7

        Consolidated Statements of Capitalization                          8

        Consolidated Statements of Common Stock Equity                     9

        Notes to Consolidated Financial Statements                        10

   Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      19

Part II.  Other Information

   Item 4.  Submission of Matters to a Vote to Security Holders           22

   Item 5.  Other Information                                             22

   Item 6.  Exhibits and Reports on Form 8-K                              23

Signatures                                                                24


<PAGE2>

                      WESTERN RESOURCES, INC.
                   CONSOLIDATED BALANCE SHEETS
                      (Dollars in Thousands)
                          (Unaudited)

                                                               March 31,        December 31,
                                                                 1996               1995
                                                                                   .
ASSETS

UTILITY PLANT:
  Electric plant in service . . . . . . . . . . . . . . .      $5,372,781        $5,341,074
  Natural gas plant in service. . . . . . . . . . . . . .         798,010           787,453
                                                                6,170,791         6,128,527
  Less - Accumulated depreciation . . . . . . . . . . . .       1,964,761         1,926,520
                                                                4,206,030         4,202,007
  Construction work in progress . . . . . . . . . . . . .          87,095           100,401
  Nuclear fuel (net). . . . . . . . . . . . . . . . . . .          53,674            53,942
     Net utility plant. . . . . . . . . . . . . . . . . .       4,346,799         4,356,350

OTHER PROPERTY AND INVESTMENTS:
  Net non-utility investments . . . . . . . . . . . . . .         550,971            90,044
  Decommissioning trust . . . . . . . . . . . . . . . . .          27,044            25,070
  Other . . . . . . . . . . . . . . . . . . . . . . . . .           8,361             9,225
                                                                  586,376           124,339
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . .           2,950             2,414
  Accounts receivable and unbilled revenues (net) . . . .         270,936           257,292
  Fossil fuel, at average cost. . . . . . . . . . . . . .          47,377            54,742
  Gas stored underground, at average cost . . . . . . . .           3,989            28,106
  Materials and supplies, at average cost . . . . . . . .          56,150            57,996
  Prepayments and other current assets. . . . . . . . . .          38,748            20,973
                                                                  420,150           421,523
DEFERRED CHARGES AND OTHER ASSETS:
  Deferred future income taxes. . . . . . . . . . . . . .         282,476           282,476
  Deferred coal contract settlement costs . . . . . . . .          25,717            27,274
  Phase-in revenues . . . . . . . . . . . . . . . . . . .          39,475            43,861
  Corporate-owned life insurance (net). . . . . . . . . .          84,043            44,143
  Other deferred plant costs. . . . . . . . . . . . . . .          31,473            31,539
  Unamortized debt expense. . . . . . . . . . . . . . . .          55,389            56,681
  Other . . . . . . . . . . . . . . . . . . . . . . . . .          86,903           102,491
                                                                  605,476           588,465

     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .      $5,958,801        $5,490,677

CAPITALIZATION AND LIABILITIES

CAPITALIZATION (see statement):
  Common stock equity . . . . . . . . . . . . . . . . . .      $1,575,188        $1,553,110
  Cumulative preferred and preference stock . . . . . . .         174,858           174,858
  Western Resources obligated mandatorily redeemable
    preferred securities of subsidiary trust holding
    solely subordinated debentures. . . . . . . . . . . .         100,000           100,000
  Long-term debt (net). . . . . . . . . . . . . . . . . .       1,666,192         1,391,263
                                                                3,516,238         3,219,231
CURRENT LIABILITIES:
  Short-term debt . . . . . . . . . . . . . . . . . . . .         342,300           203,450
  Long-term debt due within one year. . . . . . . . . . .          16,000            16,000
  Accounts payable. . . . . . . . . . . . . . . . . . . .         123,614           149,194
  Accrued taxes . . . . . . . . . . . . . . . . . . . . .         118,255            68,569
  Accrued interest and dividends. . . . . . . . . . . . .          63,825            62,157
  Other . . . . . . . . . . . . . . . . . . . . . . . . .          37,770            40,266
                                                                  701,764           539,636
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes . . . . . . . . . . . . . . . . .       1,155,279         1,167,470
  Deferred investment tax credits . . . . . . . . . . . .         130,583           132,286
  Deferred gain from sale-leaseback . . . . . . . . . . .         240,290           242,700
  Other . . . . . . . . . . . . . . . . . . . . . . . . .         214,647           189,354
                                                                1,740,799         1,731,810
COMMITMENTS AND CONTINGENCIES (Notes 3 and 5)
   TOTAL CAPITALIZATION AND LIABILITIES . . . . . . . . .      $5,958,801        $5,490,677


The Notes to Consolidated Financial Statements are an integral part of these statements.

<PAGE3>

                     WESTERN RESOURCES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)
                                                                     Three Months Ended
                                                                          March 31,
                                                                     1996           1995
OPERATING REVENUES:
  Electric. . . . . . . . . . . . . . . . . . . . . . . . .       $  268,985     $  253,258
  Natural gas . . . . . . . . . . . . . . . . . . . . . . .          286,637        190,117
    Total operating revenues. . . . . . . . . . . . . . . .          555,622        443,375

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .           60,990         46,931
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .            1,757          4,688
  Power purchased . . . . . . . . . . . . . . . . . . . . .            8,045          3,549
  Natural gas purchases . . . . . . . . . . . . . . . . . .          150,523        101,738
  Other operations. . . . . . . . . . . . . . . . . . . . .          142,759        100,751
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .           24,839         26,842
  Depreciation and amortization . . . . . . . . . . . . . .           42,313         38,371
  Amortization of phase-in revenues . . . . . . . . . . . .            4,386          4,386
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .           15,794         17,494
    State income. . . . . . . . . . . . . . . . . . . . . .            3,811          4,657
    General . . . . . . . . . . . . . . . . . . . . . . . .           25,132         24,527
      Total operating expenses. . . . . . . . . . . . . . .          480,349        373,934

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .           75,273         69,441

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .           (2,184)        (1,716)
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .            5,737          2,738
  Income taxes (net). . . . . . . . . . . . . . . . . . . .           (1,311)         1,182
      Total other income and deductions . . . . . . . . . .            2,242          2,204

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .           77,515         71,645

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .           26,499         23,846
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .            7,160          7,087
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . . .             (933)          (863)
      Total interest charges. . . . . . . . . . . . . . . .           32,726         30,070

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .           44,789         41,575

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . .            3,355          3,355

EARNINGS APPLICABLE TO COMMON STOCK . . . . . . . . . . . .       $   41,434     $   38,220

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . .       63,163,715     61,746,996

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . . . . .       $      .66     $      .62

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .       $     .515     $     .505



The Notes to Consolidated Financial Statements are an integral part of these statements.

<PAGE4>

                     WESTERN RESOURCES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)
                                                                   Twelve Months Ended
                                                                        March 31,
                                                                   1996         1995
OPERATING REVENUES:
  Electric. . . . . . . . . . . . . . . . . . . . . . . . .     $1,161,622    $1,123,542
  Natural gas . . . . . . . . . . . . . . . . . . . . . . .        693,901       518,789
    Total operating revenues. . . . . . . . . . . . . . . .      1,855,523     1,642,331

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .        226,053       215,057
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .         16,494        14,387
  Power purchased . . . . . . . . . . . . . . . . . . . . .         20,235        16,636
  Natural gas purchases . . . . . . . . . . . . . . . . . .        312,576       215,662
  Other operations. . . . . . . . . . . . . . . . . . . . .        524,443       440,726
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .        106,638       113,531
  Depreciation and amortization . . . . . . . . . . . . . .        160,781       150,614
  Amortization of phase-in revenues . . . . . . . . . . . .         17,545        17,544
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .         68,432        71,879
    State income. . . . . . . . . . . . . . . . . . . . . .         17,542        18,580
    General . . . . . . . . . . . . . . . . . . . . . . . .         97,444        97,193
      Total operating expenses. . . . . . . . . . . . . . .      1,568,183     1,371,809

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .        287,340       270,522

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .         (3,136)       (5,835)
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .         22,689         7,892
  Income taxes (net). . . . . . . . . . . . . . . . . . . .          2,635         5,798
      Total other income and deductions . . . . . . . . . .         22,188         7,855

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .        309,528       278,377

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .         98,615        95,638
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         30,320        22,711
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . . .         (4,297)       (2,861)
      Total interest charges. . . . . . . . . . . . . . . .        124,638       115,488

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .        184,890       162,889

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . .         13,419        13,419

EARNINGS APPLICABLE TO COMMON STOCK . . . . . . . . . . . .     $  171,471    $  149,470

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . .     62,510,297    61,649,712

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . . . . .     $     2.75    $     2.42

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .     $     2.03    $     1.99



The Notes to Consolidated Financial Statements are an integral part of these statements.

<PAGE5>

                     WESTERN RESOURCES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                           (Unaudited)
                                                                     Three Months Ended
                                                                          March 31,
                                                                    1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .        $ 44,789     $   41,575
  Depreciation and amortization . . . . . . . . . . . . . .          39,363         38,397
  Other amortization (including nuclear fuel) . . . . . . .           1,231          3,534
  Gain on sale of utility plant (net of tax). . . . . . . .            -              (940)
  Deferred taxes and investment tax credits (net) . . . . .         (11,289)        (9,489)
  Amortization of phase-in revenues . . . . . . . . . . . .           4,386          4,386
  Corporate-owned life insurance. . . . . . . . . . . . . .          (5,940)        (4,976)
  Amortization of gain from sale-leaseback. . . . . . . . .          (2,410)        (2,410)
  Amortization of acquisition adjustment. . . . . . . . . .           5,647           -
  Noncash earnings in equity of investees . . . . . . . . .          (3,778)          -
  Changes in working capital items:
    Accounts receivable and unbilled revenues (net) . . . .         (13,644)         4,897
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .           7,365         (2,884)
    Gas stored underground. . . . . . . . . . . . . . . . .          24,117         20,703
    Accounts payable  . . . . . . . . . . . . . . . . . . .         (25,580)       (34,433)
    Accrued taxes . . . . . . . . . . . . . . . . . . . . .          49,686         59,701
    Other . . . . . . . . . . . . . . . . . . . . . . . . .           9,260          7,961
  Changes in other assets and liabilities . . . . . . . . .           4,050         10,205
      Net cash flows from operating activities. . . . . . .         127,253        136,227

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . .          38,427         51,171
  Sale of utility plant . . . . . . . . . . . . . . . . . .            -            (1,583)
  Purchase of non-utility investments . . . . . . . . . . .         452,083          2,651
  Corporate-owned life insurance policies . . . . . . . . .          28,360         28,820
  Death proceeds of corporate-owned life insurance policies            -              (468)
      Net cash flows used in investing activities . . . . .         518,870         80,591

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . .         138,850        (28,137)
  Bonds retired . . . . . . . . . . . . . . . . . . . . . .            (135)          (105)
  Revolving credit agreements (net) . . . . . . . . . . . .         275,000           -
  Borrowings against life insurance policies. . . . . . . .            -             2,789
  Repayment of borrowings against life insurance policies .            -              (115)
  Common stock issued (net) . . . . . . . . . . . . . . . .          13,528          4,188
  Dividends on preferred, preference and common stock . . .         (35,090)       (33,855)
      Net cash flows from (used in) financing activities. .         392,153        (55,235)

INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . .             536            401

CASH AND CASH EQUIVALENTS:
  Beginning of the period . . . . . . . . . . . . . . . . .           2,414          2,715
  End of the period . . . . . . . . . . . . . . . . . . . .     $     2,950     $    3,116

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized). . . . . . . . . . . . . . . . . . . . . .     $    32,408     $   33,396
  Income taxes. . . . . . . . . . . . . . . . . . . . . . .           7,616            130

The Notes to Consolidated Financial Statements are an integral part of these statements.

<PAGE6>

                     WESTERN RESOURCES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                           (Unaudited)
                                                                    Twelve Months Ended
                                                                         March 31,
                                                                   1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .   $  184,890      $  162,889
  Depreciation and amortization . . . . . . . . . . . . . . .      151,152         150,719
  Other amortization (including nuclear fuel) . . . . . . . .       12,890          11,633
  Gain on sale of utility plant (net of tax). . . . . . . . .          (11)           (940)
  Deferred taxes and investment tax credits (net) . . . . . .       13,172          36,368
  Amortization of phase-in revenues . . . . . . . . . . . . .       17,545          17,544
  Corporate-owned life insurance. . . . . . . . . . . . . . .      (29,512)        (17,703)
  Amortization of gain from sale-leaseback. . . . . . . . . .       (9,640)         (9,640)
  Amortization of acquisition adjustment . . . . . .. . . . .       12,376            -
  Noncash earnings in equity of investees . . . . . . . . . .       (3,778)           -
  Changes in working capital items:
    Accounts receivable and unbilled revenues (net) . . . . .      (56,073)        (13,486)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .       (5,731)         (5,246)
    Gas stored underground. . . . . . . . . . . . . . . . . .       20,530         (14,405)
    Accounts payable. . . . . . . . . . . . . . . . . . . . .       27,431         (34,677)
    Accrued taxes . . . . . . . . . . . . . . . . . . . . . .      (29,039)        (41,710)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .        9,478          27,992
  Changes in other assets and liabilities . . . . . . . . . .      (17,710)        (40,460)
      Net cash flows from operating activities  . . . . . . .      297,970         228,878

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .      224,083         244,361
  Sale of utility plant . . . . . . . . . . . . . . . . . . .         (140)         (1,583)
  Purchase of non-utility investments . . . . . . . . . . . .      464,840          11,024
  Corporate-owned life insurance policies . . . . . . . . . .       54,715          54,489
  Death proceeds of corporate-owned life insurance policies .      (10,719)           -
      Net cash flows used in investing activities . . . . . .      732,779         308,291

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .       62,237         159,648
  Bonds issued. . . . . . . . . . . . . . . . . . . . . . . .         -            121,941
  Bonds retired . . . . . . . . . . . . . . . . . . . . . . .         (135)       (122,545)
  Revolving credit agreement (net). . . . . . . . . . . . . .      325,000            -
  Other mandatorily redeemable securities . . . . . . . . . .      100,000            -
  Borrowings against life insurance policies (net). . . . . .       46,490          44,369
  Repayment of borrowings against life insurance policies . .       (5,269)           (165)
  Common stock issued (net) . . . . . . . . . . . . . . . . .       45,501           4,188
  Dividends on preferred, preference and common stock. . . . .    (139,181)       (135,422)
      Net cash flows from financing activities. . . . . . . .      434,643          72,014

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . .         (166)         (7,399)

CASH AND CASH EQUIVALENTS:
  Beginning of the period . . . . . . . . . . . . . . . . . .        3,116          10,515
  End of the period . . . . . . . . . . . . . . . . . . . . .   $    2,950      $    3,116

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized). . . . . . . . . . . . . . . . . . . . . . .   $  135,560      $  136,202
  Income taxes. . . . . . . . . . . . . . . . . . . . . . . .       92,297          90,359

The Notes to Consolidated Financial Statements are an integral part of these statements.

<PAGE7>


                     WESTERN RESOURCES, INC.
            CONSOLIDATED STATEMENTS OF CAPITALIZATION
                      (Dollars in Thousands)
                          (Unaudited)
                                                         March 31,       December 31,
                                                           1996              1995

COMMON STOCK EQUITY (see statement):
  Common stock, par value $5 per share,
    authorized 95,000,000 shares, outstanding
    63,249,141 and 62,855,961 shares, respectively .    $  317,215        $  314,280
  Paid-in capital. . . . . . . . . . . . . . . . . .       708,234           697,962
  Retained earnings. . . . . . . . . . . . . . . . .       549,739           540,868
                                                         1,575,188  45%    1,553,110  48%

CUMULATIVE PREFERRED AND PREFERENCE STOCK:
  Not subject to mandatory redemption,
    Par value $100 per share, authorized
      600,000 shares, outstanding -
         4 1/2% Series, 138,576 shares . . . . . . .        13,858            13,858
         4 1/4% Series, 60,000 shares. . . . . . . .         6,000             6,000
         5% Series, 50,000 shares. . . . . . . . . .         5,000             5,000
                                                            24,858            24,858
  Subject to mandatory redemption,
    Without par value, $100 stated value,
      authorized 4,000,000 shares,
      outstanding -
         7.58% Series, 500,000 shares. . . . . . . .        50,000            50,000
         8.50% Series, 1,000,000 shares. . . . . . .       100,000           100,000
                                                           150,000           150,000
                                                           174,858   5%      174,858   6%
WESTERN RESOURCES OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED SECURITIES OF SUBSIDIARY TRUST
   HOLDING SOLELY COMPANY
   SUBORDINATED DEBENTURES. . . . . .  . . . . . . .       100,000   3%      100,000   3%


LONG-TERM DEBT:
  First mortgage bonds . . . . . . . . . . . . . . .       841,000           841,000
  Pollution control bonds. . . . . . . . . . . . . .       521,682           521,817
  Revolving Credit Agreement . . . . . . . . . . . .       325,000            50,000
  Less:
    Unamortized premium and discount (net) . . . . .         5,490             5,554
    Long-term debt due within one year . . . . . . .        16,000            16,000
                                                         1,666,192  47%    1,391,263  43%
TOTAL CAPITALIZATION . . . . . . . . . . . . . . . .    $3,516,238 100%   $3,219,231 100%


The Notes to Consolidated Financial Statements are an integral part of these statements.

<PAGE8>

                    WESTERN RESOURCES, INC.
        CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY
                     (Dollars in Thousands)
                          (Unaudited)

                                                        Common      Paid-in     Retained
                                                         Stock      Capital     Earnings

BALANCE DECEMBER 31, 1994, 61,617,873 shares. . . . .    $308,089     $667,992     $498,374

Net income. . . . . . . . . . . . . . . . . . . . . .                                41,575

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                                (3,355)
  Common stock, $0.505 per share. . . . . . . . . . .                               (31,190)

Issuance of 142,980 shares of common stock. . . . . .         715        3,473



BALANCE MARCH 31, 1995, 61,760,853 shares . . . . . .     308,804      671,465      505,404


Net income. . . . . . . . . . . . . . . . . . . . . .                               140,101

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                               (10,064)
  Common stock, $1.515 per share. . . . . . . . . . .                               (94,573)

Expenses on common stock. . . . . . . . . . . . . . .                     (772)

Issuance of 1,095,108 shares of common stock. . . . .       5,476       27,269


BALANCE DECEMBER 31, 1995, 62,855,961 shares. . . . .     314,280      697,962       540,868

Net income. . . . . . . . . . . . . . . . . . . . . .                                 44,789

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                                 (3,355)
  Common stock, $0.515 per share. . . . . . . . . . .                                (32,563)

Issuance of 780,690 shares of common stock. . . . . .        2,935      10,272


BALANCE MARCH 31, 1996, 63,249,141 shares . . . . . .     $317,215    $708,234      $549,739




The Notes to Consolidated Financial Statements are an integral part of these statements.

<PAGE9>


                     WESTERN RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.  ACCOUNTING POLICIES AND OTHER INFORMATION

        General: The Consolidated Financial Statements of Western Resources, Inc. (the Company) and its wholly-owned subsidiaries, include KPL, a rate-regulated electric and gas division of the Company, Kansas Gas and Electric Company (KGE), a rate-regulated electric utility and wholly-owned subsidiary of the Company, the Westar companies, non-utility subsidiaries, and Mid Continent Market Center, Inc. (Market Center), a regulated gas transmission service provider. The Westar companies and Market Center compose the Energy Related Businesses on the Consolidated Income Statements. KGE owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating Company for Wolf Creek Generating Station (Wolf Creek). The Company records its proportionate share of all transactions of WCNOC as it does other jointly-owned facilities. All significant intercompany transactions have been eliminated.

        The Company prepares its financial statements in conformity with generally accepted accounting principles as applied to regulated public utilities. The accounting and rates of the Company are subject to requirements of the Kansas Corporation Commission (KCC), the Oklahoma Corporation Commission (OCC), and the Federal Energy Regulatory Commission
(FERC). The financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, to disclose contingent assets and liabilities at the balance sheet date, and to report amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K and the KGE Annual Report on Form 10-K incorporated by reference in the Company's 1995 Annual Report on Form 10-K.

        In January 1996, the Company adopted the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). This Statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company believes that the adoption of this standard does not have a material impact on the financial position or results of operations of the Company based on the current regulatory structure in which the Company operates. This conclusion may change in the future if increases in competition influence wholesale and retail pricing in this industry.

   On April 24, 1996, FERC issued its final rule on Order No. 888, Promoting Wholesale Competition Through Open Access Non-discriminatory Transmission Services by Public Utilities; Recovery of Stranded Costs by Public Utilities and Transmitting Utilities. The Company has analyzed the effect of this order on its operations and does not expect it to have a material adverse effect.

        Consolidated Statements of Cash Flows: For purposes of the Consolidated Statements of Cash Flows, the Company considers highly liquid collateralized debt instruments purchased with a maturity of three months or less to be cash equivalents.
<PAGE10>
        Cash Surrender Value of Life Insurance Contracts: The following amounts related to corporate-owned life insurance contracts (COLI) are recorded in Corporate-owned Life Insurance (net) on the Consolidated Balance Sheets:

                                                 March 31,     December 31,
                                                    1996           1995
                                                   (Dollars in Millions)
         Cash surrender value of contracts. . .    $506.3        $479.9
         Borrowings against contracts . . . . .    (422.3)       (435.8)
                  COLI (net). . . . . . . . . .    $ 84.0        $ 44.1

        Income is recorded for increases in cash surrender value and net death proceeds. Interest expense is recognized for COLI borrowings except for certain contracts entered into in 1993 and 1992. The net income generated from COLI contracts purchased prior to 1992 including the tax benefit of the interest deduction and premium expenses are recorded as Corporate-owned Life Insurance (net) on the Consolidated Statements of Income. The income from increases in cash surrender value and net death proceeds was $4.7 million and $23.5 million for the three and twelve months ended March 31, 1996, respectively, compared to $3.9 million and $16.1 million for the three and twelve months ended March 31, 1995, respectively. The interest expense deduction taken was $6.9 million and $26.6 million for the three and twelve months ended March 31, 1996, respectively, compared to $5.6 million and $21.9 million for the three and twelve months ended March 31, 1995, respectively.

      The COLI contracts entered into in 1993 and 1992 were established to mitigate the cost of postretirement and postemployment benefits. As approved by the KCC, the Company is using the net income stream generated by these COLI policies to offset the costs of postretirement and postemployment benefits. A significant portion of this income stream relates to the tax deduction currently taken for interest incurred on contract borrowings under these COLI policies. The amount of the interest deduction used to offset these benefits costs was $2.1 million and $7.6 million for the three and twelve months ended March 31, 1996, respectively, compared to $1.4 million and $5.7 million for the three and twelve months ended March 31, 1995, respectively.

        Federal legislation is pending, which, if enacted, may substantially reduce or eliminate the tax deduction for interest on COLI borrowings, and thus reduce a significant portion of the net income stream generated by the COLI contracts (See Note 6 of the Company's 1995 Annual Report on Form 10-K).

    Reclassifications: Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.


2.  PROPOSED MERGER WITH KANSAS CITY POWER & LIGHT COMPANY

        On April 14, 1996, in a letter to Mr. A. Drue Jennings, Chairman of the Board, President and Chief Executive Officer of Kansas City Power & Light Company (KCPL), the Company proposed an offer to merge with KCPL.
<PAGE11>
        On April 22, 1996, KCPL's Board of Directors rejected the Company's proposal and announced its intention to proceed with a merger agreement entered into on January 19, 1996 with UtiliCorp United Inc. (UCU). Following the rejection of the April 14 offer, the Company filed proxy materials with the Securities and Exchange Commission (SEC) for use in soliciting proxies from KCPL shareholders against the approval of the UCU/KCPL merger. KCPL's annual shareholders meeting is scheduled for May 22, 1996. The Company believes its offer is financially superior for KCPL shareholders and is actively seeking to have KCPL shareholders vote against the proposed UCU/KCPL merger. On April 22, 1996, Western Resources announced its intention to commence an offer to exchange shares of Company common stock for each KCPL share (the Offer) and filed with the SEC a registration statement on Form S-4 relating to such exchange offer. Pursuant to the Offer, each KCPL common share would be entitled to receive $28 worth of Company common stock, subject to certain limitations as set forth below. According to KCPL's quarterly report on Form 10-Q dated March 31, 1996, there were issued and outstanding 61,908,726 shares of KCPL common stock.

        The number of shares of Company common stock to be delivered per KCPL share pursuant to the Offer would be equal to the quotient (rounded to the nearest 1/100,000) determined by dividing $28 by the average of the high and low sales prices of Company common stock on the New York Stock Exchange for each of the twenty consecutive trading days ending with the second trading day immediately preceding the expiration of the Offer (the Exchange Ratio), provided that the Exchange Ratio would not be less than 0.833 nor greater than
0.985. On May 6, 1996, the Company announced a change in the terms of the Offer so that the Exchange Ratio would not be less than 0.91 nor greater than 0.985, and presented the new offer to the KCPL Board. There has been no response to the new offer from KCPL as of the date of this report.

        The Company intends to acquire, after consummation of the Offer, the remaining KCPL shares pursuant to a merger of the Company and KCPL (the Merger).

        The Company has filed applications with the KCC and Missouri Public Service Commission (MPSC) seeking approval of the Merger. See Note 4 for discussion of rate proceedings.

        The Company's proposal is designed to qualify as a pooling of interests for financial reporting purposes. Under this method, the recorded assets and liabilities of the Company and KCPL would be carried forward at historical amounts to a combined balance sheet. Prior period operating results and statements of financial position, cash flows and capitalization would be restated to effect the combination for all periods presented.

     KCPL is a public utility company engaged in the generation, transmission, distribution, and sale of electricity to approximately 430,000 customers in western Missouri and eastern Kansas. KCPL and the Company have joint interests in certain electric generating assets, including Wolf Creek.

    Completion of the Offer and the Merger are subject to various conditions, including approvals from shareholders, regulatory and other governmental agencies.

<PAGE12>
3.  LEGAL PROCEEDINGS

        On June 1, 1994, Southern Union filed an action against the Company, The Bishop Group, Ltd., and other entities affiliated with The Bishop Group, alleging, among other things, breach of the Missouri Properties sale agreement relating to certain gas supply contracts between the Company and various
Bishop entities, which Southern Union had assumed upon the sale of the Missouri Properties. In its lawsuit, Southern Union requested unspecified monetary damages as well as declaratory relief. On August 1, 1994, the Company filed its answer denying all claims asserted against it by Southern Union and counter-claims related to the purchase price of the Missouri Properties. The disputed purchase price adjustments were submitted to an arbitrator in February 1995. Based on the decision of the arbitrator rendered in April 1995, Southern Union paid the Company $3.6 million including interest. For additional information regarding the sale of the Missouri Properties, see Note 2 of the Company's 1995 Annual Report on Form 10-K.

        In 1995, Southern Union filed amended complaints against the Company, alleging a variety of contract and fraud claims. Southern Union claimed it overpaid the Company $38 to $53 million for the Missouri Properties. The Company has filed its amended answer denying each and every claim made by Southern Union in its second amended complaint. The Court has struck Southern Union's $38 to $53 million damage theory and its $3.8 million lost profits claim. Southern Union subsequently identified new damage theories for approximately $50 million and moved for leave to file a third amended complaint to request an unspecified amount of punitive damages. The Company has objected to the motion and the new damage theories. The resolution of this matter is not expected to have a material adverse impact on the results of operations or financial position of the Company.

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

<PAGE13>
4.  RATE MATTERS AND REGULATION

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

        KCC Rate Proceedings: On August 17, 1995, the Company filed three proceedings with the KCC. The first sought a $36 million increase in revenues from the Company's natural gas distribution business. In separate dockets, the Company filed with the KCC a request to more rapidly recover the investment of its subsidiary, KGE, in its assets of Wolf Creek over the next seven years, and a request to modify depreciation expense by approximately $11 million for electric transmission, distribution and certain generating plant assets to reflect the useful lives of these properties more accurately.

        If the requested acceleration of depreciation of Wolf Creek is granted, depreciation expense for Wolf Creek will increase by approximately $50 million for each of the next seven years. As a result of this proposal, the Company will also seek to reduce electric rates for KGE customers by approximately
$8.7 million annually for the same seven year period.

     On April 15, 1996, the KCC issued an order in the gas rate case, allowing an annual rate increase of $34 million for the Company's Kansas natural gas properties. The Company has filed a petition for reconsideration of the order.

        Also on April 15, 1996, the Company filed an application with the KCC requesting an order approving its proposal to merge with KCPL and for other related relief. The application includes a proposal which would provide a rate reduction of $21 million for KCPL retail electric customers and a rate reduction of $10 million for KGE retail electric customers. These rate reductions are in addition to the cumulative reductions currently proposed in the Company's existing rate plan filed August 17, 1995. A five year moratorium on electric rate increases for KPL, KGE and KCPL retail customers is also proposed.

        On April 19, 1996, the KCC issued an order consolidating certain issues from the August 17, 1995 filing, including accelerating recovery of the Company's investment in its assets of Wolf Creek, with the application filed before the KCC on April 15, 1996. The order also authorized the immediate implementation of the $8.7 million reduction in electric rates for KGE customers, as proposed by the Company, subject to later adjustments.

        On January 24, 1992, the KCC issued an order allowing the Company to continue the deferral of service line replacement program costs incurred since January 1, 1992, including depreciation, property taxes, and carrying costs for recovery. These costs are included in the April 15, 1996 order from the
KCC in the natural gas rate proceeding.   At March 31, 1996, approximately $15
million of these deferrals have been included in Deferred Charges and Other Assets, Other, on the Consolidated Balance Sheet.

        MPSC Proceedings: On May 3, 1996, the Company filed an application with the MPSC requesting an order approving its proposal to merge with KCPL and for other related relief. The application includes the same regulatory plan as proposed before the KCC. On May 3, 1996, KCPL and UCU filed a motion to dismiss the application on the grounds that the Company and KCPL do not have an agreement to merge. The Company has responded and the motion is pending.
<PAGE14>


5.  COMMITMENTS AND CONTINGENCIES

        Manufactured Gas Sites: The Company has been associated with 15 former manufactured gas sites located in Kansas which may contain coal tar and other potentially harmful materials. The Company and the Kansas Department of Health and Environment (KDHE) entered into a consent agreement governing all future work at the 15 sites. The terms of the consent agreement will allow the Company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. The prioritized sites will be investigated over a 10 year period. The agreement will allow the Company to set mutual objectives with the KDHE in order to expedite effective response activities and to control costs and environmental impact. The costs incurred for site investigation and risk assessment in 1995 were minimal. The Company is aware of other Midwestern utilities which have incurred remediation costs ranging between $500,000 and $10 million per site. The KCC has permitted another Kansas utility to recover its remediation costs through rates. To the extent that such remediation costs are not recovered through rates, the costs could be material to the Company's financial position or results of operations depending on the degree of remediation required and number of years over which the remediation must be completed.

        Superfund Sites: The Company is one of numerous potentially responsible parties at a groundwater contamination site in Wichita, Kansas (Wichita site) which is listed by the EPA as a Superfund site. The Company has previously been associated with other Superfund sites of which the Company's liability has been classified as de minimis and any potential obligations have been settled at minimal cost. In 1994, the Company settled Superfund obligations at three sites for a total of $57,500. No Superfund obligations have been settled since 1994. The Company's obligation at the Wichita site appears to be limited based on this experience. In the opinion of the Company's management, the resolution of these matters is not expected to have a material impact on the Company's financial position or results of operations.

        Clean Air Act: The Clean Air Act Amendments of 1990 (the Act) require a two-phase reduction in certain emissions. To meet the monitoring and reporting requirements under the acid rain program, the Company installed continuous monitoring and reporting equipment at a total cost of approximately $10 million by the December 31, 1995 deadline. The Company expects some additional equipment acquisitions and other expenditures to be needed to meet Phase II sulfur dioxide requirements. Current estimated costs for Phase II are approximately $5 million.

     The nitrogen oxides and toxic limits, which were not set in the law, were proposed by the EPA in January 1996. The Company is currently evaluating the steps it will need to take in order to comply with the proposed new rules, but is unable to determine its compliance options or related compliance costs until the evaluation is finished later this year. The Company will have three years to comply with the new rules.
<PAGE15>
        Other Environmental Matters: As part of the sale of the Company's Missouri Properties to Southern Union, Southern Union assumed responsibility for any environmental matters related to the Missouri Properties. The Company may be liable for up to a maximum of $7.5 million for 15 years after the date of the sale under a sharing arrangement with Southern Union for environmental matters pending or discovered within the two year period ended January 31, 1996.

        Decommissioning: The Company accrues decommissioning costs over the expected life of the Wolf Creek generating facility. The accrual is based on estimated unrecovered decommissioning costs which consider inflation over the remaining estimated life of the generating facility and are net of expected earnings on amounts recovered from customers and deposited in an external trust fund.

        On June 9, 1994, the KCC issued an order approving the estimated decommissioning costs of the 1993 Wolf Creek Decommissioning Cost Study which estimates the Company's share of Wolf Creek decommissioning costs, under the immediate dismantlement method, to be approximately $595 million during the period 2025 through 2033, or approximately $174 million in 1993 dollars. These costs were calculated using an assumed inflation rate of 3.45% over the remaining service life, in 1993, of 32 years.

        Decommissioning costs are being charged to operating expenses in accordance with the KCC order. Electric rates charged to customers provide for recovery of these decommissioning costs over the life of Wolf Creek. Amounts expensed approximated $3.6 million in 1995 and will increase annually to $5.5 million in 2024. These expenses are deposited in an external trust fund. The average after tax expected return on trust assets is 5.9%

        The Company's investment in the decommissioning fund, including reinvested earnings approximated $27.0 million and $25.1 million at March 31, 1996 and December 31, 1995, respectively. Trust fund earnings accumulate in the fund balance and increase the recorded decommissioning liability. These amounts are reflected in Decommissioning Trust, and the related liability is included in Deferred Credits and Other Liabilities, Other, on the Consolidated Balance Sheets.

        The staff of the SEC has questioned certain current accounting practices used by nuclear electric generating station owners regarding the recognition, measurement, and classification of decommissioning costs for nuclear electric generating stations. In response to these questions, the FASB is expected to issue new accounting standards for removal costs, including decommissioning, in 1996. If current electric utility industry accounting practices for such decommissioning costs are changed: (1) annual decommissioning expenses could increase, (2) the estimated present value of decommissioning costs could be recorded as a liability rather than as accumulated depreciation, and (3) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense.
When revised accounting guidance is issued, the Company will also have to evaluate its effect on accounting for removal costs of other long-lived assets. The Company is not able to predict what effect such changes would have on results of operations, financial position, or related regulatory practices until the final issuance of revised accounting guidance, but such effect could be material.

    The Company carries premature decommissioning insurance which has several restrictions. One of these is that it can only be used if Wolf Creek incurs an accident exceeding $500 million in expenses to safely stabilize the reactor, to decontaminate the reactor and reactor station site in accordance with a plan approved by the Nuclear Regulatory Commission (NRC), and to pay for on-site property damages. This decommissioning insurance will only be available if the insurance funds are not needed to implement the NRC-approved plan for stabilization and decontamination.
<PAGE16>
        Nuclear Insurance: The Price-Anderson Act limits the combined public liability of the owners of nuclear power plants to $8.9 billion for a single nuclear incident. If this liability limitation is insufficient, the U.S. Congress will consider taking whatever action is necessary to compensate the public for valid claims. The Wolf Creek owners (Owners) have purchased the maximum available private insurance of $200 million and the balance is provided by an assessment plan mandated by the NRC. Under this plan, the Owners are jointly and severally subject to a retrospective assessment of up to $79.3 million ($37.3 million, Company's share) in the event there is a major nuclear incident involving any of the nation's licensed reactors. This assessment is subject to an inflation adjustment based on the Consumer Price Index and applicable premium taxes. There is a limitation of $10 million ($4.7 million, Company's share) in retrospective assessments per incident, per year.

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

        Fuel Commitments: To supply a portion of the fuel requirements for its generating plants, the Company has entered into various commitments to obtain nuclear fuel and coal. Some of these contracts contain provisions for price escalation and minimum purchase commitments. At December 31, 1995, WCNOC's nuclear fuel commitments (Company's share) were approximately $15.3 million for uranium concentrates expiring at various times through 2001, $120.8 million for enrichment expiring at various times through 2014, and $72.7 million for fabrication through 2025. At December 31, 1995, the Company's coal contract commitments in 1995 dollars under the remaining terms of the contracts were approximately $2.5 billion. The largest coal contract expires in 2020, with the remaining coal contracts expiring at various times through 2013.

        Energy Act: As part of the 1992 Energy Policy Act, a special assessment is being collected from utilities for a uranium enrichment, decontamination, and decommissioning fund. The Company's portion of the assessment for Wolf Creek is approximately $7 million, payable over 15 years. Management expects such costs to be recovered through the ratemaking process.
<PAGE17>


6.  INCOME TAXES

        Total income tax expense included in the Consolidated Statements of Income reflects the Federal statutory rate of 35%. The Federal statutory rate produces effective income tax rates of 33.1% and 33.8% for the three month
periods and   31.6% and 34.7% for the twelve month periods ended March 31,
1996 and 1995, respectively. The effective income tax rates vary from the Federal statutory rate due to permanent differences, including the amortization of investment tax credits, and accelerated amortization of certain deferred income taxes.


7.  INVESTMENTS

        During the first quarter of 1996, the Company purchased 30.8 million common shares of ADT Limited (ADT) for approximately $444 million (average price of $14.40 per share). The shares purchased represent approximately 24% of ADT's common equity. The Company has allocated its purchase price to the estimated fair value of ADT's net assets on a preliminary basis. Based upon this preliminary analysis, goodwill of approximately $270 million is associated with this investment. The Company accounts for this investment
using the equity method.  Goodwill is being amortized over 40 years.   This
new investment is included in net non-utility investments on the accompanying Consolidated Balance Sheets.
<PAGE18>

                     WESTERN RESOURCES, INC.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1995 Annual Report on Form 10-K. The following updates the information provided in the 1995 Annual Report on Form 10-K and analyzes the changes in the results of operations between the three and twelve month periods ended March 31, 1996 and comparable periods of 1995.

FINANCIAL CONDITION

        General: Net income for the first quarter of 1996 was $45 million, up from net income of $42 million for the same period of 1995. The Company earned $0.66 per share of common stock for the first quarter of 1996, an increase of $0.04 per share from the first quarter of 1995.

        Operating revenues were $556 million and $443 million for the three months ended March 31, 1996 and 1995, respectively.

        Net income for the twelve months ended March 31, 1996, was $185 million compared to $163 million for the same period of 1995. The Company earned
$2.75 per share of common stock for the twelve months ended March 31, 1996, an increase of $0.33 per share from the comparable period of 1995.

        Operating revenues were $1.9 billion for the twelve months ended March 31, 1996 compared to $1.6 billion for the same period of 1995.

   The increase in net income, earnings per share, and revenues is primarily attributable to higher electric and natural gas revenues due to more normal winter temperatures experienced during the first quarter of 1996 compared to 1995.

        A quarterly dividend of $0.515 per share was declared in the first quarter of 1996, for an indicated annual rate of $2.06 per share. The book value per share was $24.76 at March 31, 1996, up from $24.71 at December 31,
1995.   There were 63,163,715 and 61,746,996 average shares outstanding for the first quarter of 1996 and 1995, respectively.

        Liquidity and Capital Resources: The Company's short-term financing requirements are satisfied, as needed, through the sale of commercial paper, short-term bank loans and borrowings under unsecured lines of credit maintained with banks. At March 31, 1996, short-term borrowings amounted to $342 million, of which $105 million was commercial paper.

        At March 31, 1996, the Company had bank credit arrangements available of $122 million. On April 11, the available bank credit arrangements increased to $322 million, of which $50 million is currently outstanding.


        During the first quarter of 1996, the Company purchased 30.8 million common shares of ADT for approximately $444 million with short-term debt.

        At the Company's 1996 Annual Meeting of Shareholders, shareholders voted to remove the 15% unsecured debt limitation from the Company's Articles of Incorporation.
<PAGE19>
RESULTS OF OPERATIONS

        Revenues: The Company's revenues vary with levels of usage as a result of changing weather conditions during comparable periods and are sensitive to seasonal fluctuations between consecutive periods. Future electric and natural gas sales will continue to be affected by weather conditions, competing fuel sources, wholesale demand, and the overall economy of the Company's service area.

        The following table reflects changes in electric sales for the three and twelve months ended March 31, 1996 from the comparable periods of 1995.

        Increase in electric sales volumes:

                                       3 Months        12 Months
                                         ended           ended
         Residential                      8.4%             4.1%
         Commercial                       7.3%             2.8%
         Industrial                       3.2%             3.0%
         Total retail sales               6.0%             3.2%

         Wholesale and interchange       20.3%            15.7%
         Total electric sales             8.9%             5.5%

        Electric revenues increased six percent for the three months ended March 31, 1996 compared to 1995. The increase was due to increased sales in all retail customer classes as a result of colder winter temperatures experienced during the first quarter of 1996 compared to 1995. The Company's service territory experienced an 18% increase in the number of heating degree days during the first quarter of 1996, as compared to the first quarter of 1995.

        Electric revenues increased three percent for the twelve months ended March 31, 1996. The increase reflects increased sales in all retail customer classes as a result of the more normal winter temperatures.

        The following table reflects changes in natural gas sales for the three and twelve months ended March 31, 1996 from the comparable periods of 1995.

        Increase in natural gas sales volumes:

                                       3 Months        12 Months
                                         ended           ended
         Residential                     19.8%            14.1%
         Commercial                      15.9%             8.4%
         Industrial                       5.8%             5.5%
         Transportation                   3.9%             2.8%
         Total Deliveries                11.3%            18.7%


        Natural gas revenues and sales increased for the three and twelve months ended March 31, 1996 compared to the same periods of 1995 as a result of colder winter temperatures as discussed above.
<PAGE20>
        Operating Expenses: Total operating expenses increased 28% and 14% for the three and twelve months ended March 31, 1996 compared to the same periods
of 1995.    These increases can be primarily attributed to the amortization of the acquisition adjustment and increased fuel expense, purchased power, and natural gas purchases due to Wolf Creek having been taken off-line for its eighth refueling and maintenance outage during the first quarter of 1996.
Also contributing to the twelve month ended increase was the expense related to the early retirement programs of $8 million which was recorded in the second quarter of 1995.

        The amortization of the acquisition adjustment, which began in August 1995, amounted to $5.0 million and $11.7 million for the three and twelve months ended March 31, 1996, respectively.

        Partially offsetting the increase in fossil fuel expense for the first quarter of 1996 was the decrease in nuclear fuel expense which was due to Wolf Creek's refueling and maintenance outage.


        Other Income and Deductions: Other income and deductions, net of taxes, decreased seven percent for the three months ended March 31, 1996 compared to 1995 due to increased income taxes and additional interest expense on increased COLI borrowings. Other income and deductions, net of taxes, increased significantly for the twelve months ended March 31, 1996 compared to 1995 as a result of the receipt of death benefit proceeds under COLI contracts during the fourth quarter of 1995.


        Interest Charges and Preferred and Preference Dividend Requirements:
Total interest charges increased nine percent for the three months ended and six percent for the twelve months ended March 31, 1996 from the comparable periods in 1995. The increase for the three months interest charges reflects interest paid on higher balances under the Company's revolving credit agreement. The increase in the twelve months interest charges was a result of interest paid on higher short-term debt balances and distributions on mandatorily redeemable preferred securities.
<PAGE21>




                    WESTERN RESOURCES, INC.
                  Part II  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

   The Company's Annual Meeting of Shareholders was held on May 7, 1996. At the meeting the shareholders, representing 52,037,563 shares either in person or by proxy, voted to:

        Elect the following directors to serve a term of three years:

                                                Votes
                                          For        Against
          Frank J. Becker              50,959,646   1,077,824
          Gene A. Budig                50,810,020   1,228,831
          C. Q. Chandler               50,883,155   1,154,315
          Thomas R. Clevenger          50,918,248   1,119,222
          David C. Wittig              50,919,401   1,117,154

        The following directors will continue to serve their unexpired terms:
John C. Dicus, John E. Hayes, Jr., David H. Hughes, Russell W. Meyer, Jr., John H. Robinson, Louis W. Smith, Susan M. Stanton, and Kenneth J. Wagnon.

        Adopt the 1996 Long Term Incentive and Share Award Plan as follows:

                                                      Votes
                                          For        Against     Abstain
                                       41,041,308   8,926,574   2,069,681

    Amend the Articles of Incorporation by deleting certain provisions of the Preferred Stock relating to unsecured indebtedness as follows:

                                                      Votes
                                          For        Against     Abstain
Common and Preferred Stock             40,586,741   1,791,450   1,541,650
Preferred Stock                           182,065      16,388       7,078



Item 5.  Other Information

    Proposed Merger with Kansas City Power & Light Company: See Note 2 of the Notes to Consolidated Financial Statements.
<PAGE22>

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits:

          Exhibit 27    -  Financial Data Schedule

          Exhibit 99    -  Kansas Gas and Electric Company's Quarterly Report
                           on Form 10-Q for the quarter ended March 31, 1996

    (b) Reports on Form 8-K:

             Form 8-K dated April 15, 1996.
          Form 8-K dated April 23, 1996.
          Forms 8-K dated April 25, 1996.
          Forms 8-K dated April 26, 1996.
          Form 8-K dated April 29, 1996.
          Form 8-K dated May 3, 1996.
          Forms 8-K dated May 7, 1996.
          Form 8-K dated May 10, 1996.
<PAGE23>

                          SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Western Resources, Inc.



Date         May 15, 1996             By            S. L. KITCHEN
                                       S. L. Kitchen, Executive Vice President
                                              and Chief Financial Officer



Date         May 15, 1996             By         JERRY D. COURINGTON
                                                Jerry D. Courington,
                                                    Controller
<PAGE24>