Form 10-Q
period 1996-06-30
WESTERN RESOURCES INC /KS
filed 1996-08-14
CIK 54507

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549


                            FORM 10-Q

(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 1996

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

                           Yes X                       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at August 14. 1996

Common Stock, $5.00 par value                          64,187,150
<page1>

                     WESTERN RESOURCES, INC.
                              INDEX


                                                                      Page No.

Part I.  Financial Information

   Item 1.  Financial Statements

        Consolidated Balance Sheets                                        3

        Consolidated Statements of Income                                4 - 6

        Consolidated Statements of Cash Flows                            7 - 8

        Consolidated Statements of Capitalization                          9

        Consolidated Statements of Common Stock Equity                    10

        Notes to Consolidated Financial Statements                        11

   Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      20

Part II.  Other Information

   Item 4.  Submission of Matters to a Vote to Security Holders           24

   Item 5.  Other Information                                             24

   Item 6.  Exhibits and Reports on Form 8-K                              25

Signatures                                                                26
<page2>


                      WESTERN RESOURCES, INC.
                   CONSOLIDATED BALANCE SHEETS
                      (Dollars in Thousands)
                                           (Unaudited)
                                                               June 30,        December 31,
                                                                 1996               1995
ASSETS

UTILITY PLANT:
  Electric plant in service . . . . . . . . . . . . . . .      $5,410,452        $5,341,074
  Natural gas plant in service. . . . . . . . . . . . . .         809,613           787,453
                                                                6,220,065         6,128,527
  Less - Accumulated depreciation . . . . . . . . . . . .       1,992,633         1,926,520
                                                                4,227,432         4,202,007
  Construction work in progress . . . . . . . . . . . . .          71,458           100,401
  Nuclear fuel (net). . . . . . . . . . . . . . . . . . .          49,415            53,942
     Net utility plant. . . . . . . . . . . . . . . . . .       4,348,305         4,356,350

OTHER PROPERTY AND INVESTMENTS:
  Net non-utility investments . . . . . . . . . . . . . .         557,476            90,044
  Decommissioning trust . . . . . . . . . . . . . . . . .          28,551            25,070
  Other . . . . . . . . . . . . . . . . . . . . . . . . .          15,127             9,225
                                                                  601,154           124,339
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . .           1,504             2,414
  Accounts receivable and unbilled revenues (net) . . . .         232,000           257,292
  Fossil fuel, at average cost. . . . . . . . . . . . . .          46,369            54,742
  Gas stored underground, at average cost . . . . . . . .          27,806            28,106
  Materials and supplies, at average cost . . . . . . . .          55,845            57,996
  Prepayments and other current assets. . . . . . . . . .          53,104            20,973
                                                                  416,628           421,523
DEFERRED CHARGES AND OTHER ASSETS:
  Deferred future income taxes. . . . . . . . . . . . . .         282,476           282,476
  Deferred coal contract settlement costs . . . . . . . .          24,159            27,274
  Phase-in revenues . . . . . . . . . . . . . . . . . . .          35,089            43,861
  Corporate-owned life insurance (net). . . . . . . . . .          86,482            44,143
  Other deferred plant costs. . . . . . . . . . . . . . .          31,406            31,539
  Unamortized debt expense. . . . . . . . . . . . . . . .          54,446            56,681
  Other . . . . . . . . . . . . . . . . . . . . . . . . .         107,131           102,491
                                                                  621,189           588,465
     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .      $5,987,276        $5,490,677

CAPITALIZATION AND LIABILITIES

CAPITALIZATION (see statement):
  Common stock equity . . . . . . . . . . . . . . . . . .      $1,582,257        $1,553,110
  Cumulative preferred and preference stock . . . . . . .          74,858           174,858
  Western Resources obligated mandatorily redeemable
    preferred securities of subsidiary trust holding
    solely subordinated debentures. . . . . . . . . . . .         100,000           100,000
  Long-term debt (net). . . . . . . . . . . . . . . . . .       1,341,279         1,391,263
                                                                3,098,394         3,219,231
CURRENT LIABILITIES:
  Short-term debt . . . . . . . . . . . . . . . . . . . .         739,755           203,450
  Long-term debt due within one year. . . . . . . . . . .            -               16,000
  Preference stock redeemable within one year . . . . . .         100,000              -
  Accounts payable. . . . . . . . . . . . . . . . . . . .         132,010           149,194
  Accrued taxes . . . . . . . . . . . . . . . . . . . . .          57,571            68,569
  Accrued interest and dividends. . . . . . . . . . . . .          65,778            62,157
  Other . . . . . . . . . . . . . . . . . . . . . . . . .          36,753            40,266
                                                                1,131,867           539,636
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes . . . . . . . . . . . . . . . . .       1,161,056         1,167,470
  Deferred investment tax credits . . . . . . . . . . . .         128,881           132,286
  Deferred gain from sale-leaseback . . . . . . . . . . .         237,880           242,700
  Other . . . . . . . . . . . . . . . . . . . . . . . . .         229,198           189,354
                                                                1,757,015         1,731,810
COMMITMENTS AND CONTINGENCIES (Notes 3 and 5)
   TOTAL CAPITALIZATION AND LIABILITIES . . . . . . . . .      $5,987,276        $5,490,677

The Notes to Consolidated Financial Statements are an integral part of these statements.

<page3>

                     WESTERN RESOURCES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)
                                                                     Three Months Ended
                                                                          June 30,
                                                                     1996           1995
OPERATING REVENUES:
  Electric. . . . . . . . . . . . . . . . . . . . . . . . .       $  294,231     $  262,510
  Natural gas . . . . . . . . . . . . . . . . . . . . . . .          141,890        109,785
    Total operating revenues. . . . . . . . . . . . . . . .          436,121        372,295

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .           60,598         47,160
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .            5,618          5,076
  Power purchased . . . . . . . . . . . . . . . . . . . . .            6,852          2,095
  Natural gas purchases . . . . . . . . . . . . . . . . . .           49,561         40,598
  Other operations. . . . . . . . . . . . . . . . . . . . .          136,487        122,424
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .           30,152         27,622
  Depreciation and amortization . . . . . . . . . . . . . .           43,102         38,914
  Amortization of phase-in revenues . . . . . . . . . . . .            4,386          4,386
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .           11,014          7,112
    State income. . . . . . . . . . . . . . . . . . . . . .            3,952          2,426
    General . . . . . . . . . . . . . . . . . . . . . . . .           25,379         24,591
      Total operating expenses. . . . . . . . . . . . . . .          377,101        322,404

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .           59,020         49,891

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .           (1,565)        (1,821)
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .            5,332          2,324
  Income taxes (net). . . . . . . . . . . . . . . . . . . .            2,296          1,124
      Total other income and deductions . . . . . . . . . .            6,063          1,627

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .           65,083         51,518

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .           26,605         24,003
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           10,415          6,714
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . . .             (683)          (915)
      Total interest charges. . . . . . . . . . . . . . . .           36,337         29,802

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .           28,746         21,716

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . .            3,354          3,354

EARNINGS APPLICABLE TO COMMON STOCK . . . . . . . . . . . .       $   25,392     $   18,362

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . .       63,465,666     61,885,556

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . . . . .       $      .40     $      .30

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .       $     .515     $     .505


The Notes to Consolidated Financial Statements are an integral part of these statements.

<page4>

                     WESTERN RESOURCES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)
                                                                     Six Months Ended
                                                                           June 30,
                                                                     1996           1995
OPERATING REVENUES:
  Electric. . . . . . . . . . . . . . . . . . . . . . . . .       $  563,216     $  515,768
  Natural gas . . . . . . . . . . . . . . . . . . . . . . .          428,527        299,902
    Total operating revenues. . . . . . . . . . . . . . . .          991,743        815,670

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .          121,588         94,091
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .            7,375          9,764
  Power purchased . . . . . . . . . . . . . . . . . . . . .           14,897          5,644
  Natural gas purchases . . . . . . . . . . . . . . . . . .          200,084        142,336
  Other operations. . . . . . . . . . . . . . . . . . . . .          279,246        223,175
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .           54,991         54,464
  Depreciation and amortization . . . . . . . . . . . . . .           85,415         77,285
  Amortization of phase-in revenues . . . . . . . . . . . .            8,772          8,772
Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .           26,808         24,606
    State income. . . . . . . . . . . . . . . . . . . . . .            7,763          7,083
    General . . . . . . . . . . . . . . . . . . . . . . . .           50,511         49,118
      Total operating expenses. . . . . . . . . . . . . . .          857,450        696,338

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .          134,293        119,332

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .           (3,749)        (3,537)
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .           11,069          5,062
  Income taxes (net). . . . . . . . . . . . . . . . . . . .              985          2,306
      Total other income and deductions . . . . . . . . . .            8,305          3,831

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .          142,598        123,163
INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .           53,104         47,849
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           17,575         13,801
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . . .           (1,616)        (1,778)
      Total interest charges. . . . . . . . . . . . . . . .           69,063         59,872

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .           73,535         63,291

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . .            6,709          6,709

EARNINGS APPLICABLE TO COMMON STOCK . . . . . . . . . . . .       $   66,826     $   56,582

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . .       63,314,691     61,816,659

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . . . . .       $     1.06     $     0.92

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .       $     1.03     $     1.01


The Notes to Consolidated Financial Statements are an integral part of these statements.

<page5>

                     WESTERN RESOURCES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)
                                                                   Twelve Months Ended
                                                                         June 30,
                                                                   1996          1995
OPERATING REVENUES:
  Electric. . . . . . . . . . . . . . . . . . . . . . . . .     $1,193,343    $1,107,547
  Natural gas . . . . . . . . . . . . . . . . . . . . . . .        726,005       532,641
    Total operating revenues. . . . . . . . . . . . . . . .      1,919,348     1,640,188

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .        239,491       208,664
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .         17,036        15,231
  Power purchased . . . . . . . . . . . . . . . . . . . . .         24,992        14,186
  Natural gas purchases . . . . . . . . . . . . . . . . . .        321,538       221,781
  Other operations. . . . . . . . . . . . . . . . . . . . .        538,523       453,075
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .        109,168       111,761
  Depreciation and amortization . . . . . . . . . . . . . .        164,941       151,385
  Amortization of phase-in revenues . . . . . . . . . . . .         17,545        17,544
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .         74,516        66,346
    State income. . . . . . . . . . . . . . . . . . . . . .         19,562        17,617
    General . . . . . . . . . . . . . . . . . . . . . . . .         98,232        96,207
      Total operating expenses. . . . . . . . . . . . . . .      1,625,544     1,373,797

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .        293,804       266,391

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .         (2,880)       (6,898)
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .         25,685         7,151
  Income taxes (net). . . . . . . . . . . . . . . . . . . .          6,484         5,626
      Total other income and deductions . . . . . . . . . .         29,289         5,879

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .        323,093       272,270

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .        101,218        95,510
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         34,020        25,269
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . . .         (4,065)       (2,867)
      Total interest charges. . . . . . . . . . . . . . . .        131,173       117,912

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .        191,920       154,358

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . .         13,419        13,418

EARNINGS APPLICABLE TO COMMON STOCK . . . . . . . . . . . .     $  178,501    $  140,940

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . .     62,903,857    61,716,449

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . . . . .     $     2.84    $     2.28

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .     $     2.04    $     2.00



The Notes to Consolidated Financial Statements are an integral part of these statements.

<page6>

                                    WESTERN RESOURCES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                           (Unaudited)
                                                                    Six Months Ended
                                                                          June 30,
                                                                    1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .     $    73,535    $    63,291
  Depreciation and amortization . . . . . . . . . . . . . .          77,774         77,337
  Other amortization (including nuclear fuel) . . . . . . .           5,668          7,388
  Gain on sales of utility plant (net of tax) . . . . . . .            -              (951)
  Deferred taxes and investment tax credits (net) . . . . .          (6,052)        (7,264)
  Amortization of phase-in revenues . . . . . . . . . . . .           8,772          8,772
  Corporate-owned life insurance. . . . . . . . . . . . . .         (12,565)       (23,806)
  Amortization of gain from sale-leaseback. . . . . . . . .          (4,820)        (4,821)
  Amortization of acquisition adjustment. . . . . . . . . .          12,781           -
  Noncash earnings in equity of investees . . . . . . . . .         (11,788)          -
  Changes in working capital items:
    Accounts receivable and unbilled revenues (net) . . . .          25,292         40,917
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .           8,373        (11,489)
    Gas stored underground. . . . . . . . . . . . . . . . .             300         12,866
    Accounts payable  . . . . . . . . . . . . . . . . . . .         (17,184)       (12,845)
    Accrued taxes . . . . . . . . . . . . . . . . . . . . .         (10,998)       (11,015)
    Other . . . . . . . . . . . . . . . . . . . . . . . . .          (2,333)        (3,750)
  Changes in other assets and liabilities . . . . . . . . .         (21,256)        13,942
      Net cash flows from operating activities. . . . . . .         125,499        148,572

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . .          86,906        107,191
  Sales of utility plant. . . . . . . . . . . . . . . . . .            -            (1,723)
  Non-utility investments (net) . . . . . . . . . . . . . .         448,281          9,455
  Corporate-owned life insurance policies . . . . . . . . .          50,828         54,041
  Death proceeds of corporate-owned life insurance policies            -              (287)
      Net cash flows used in investing activities . . . . .         586,015        168,677

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . .         536,305        (25,400)
  Bonds retired . . . . . . . . . . . . . . . . . . . . . .         (16,135)          (105)
  Revolving credit agreements (net) . . . . . . . . . . . .         (50,000)        57,500
  Other long-term debt issued . . . . . . . . . . . . . . .              20           -
  Borrowings against life insurance policies. . . . . . . .          44,321         47,811
  Repayment of borrowings against life insurance policies .            -              (115)
  Common stock issued (net) . . . . . . . . . . . . . . . .          16,103          8,576
  Dividends on preferred, preference and common stock . . .         (71,008)       (68,399)
      Net cash flows from financing activities. . . . . . .         459,606         19,868

INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . .            (910)          (237)

CASH AND CASH EQUIVALENTS:
  Beginning of the period . . . . . . . . . . . . . . . . .            2,414         2,715
  End of the period . . . . . . . . . . . . . . . . . . . .      $     1,504   $     2,478

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized). . . . . . . . . . . . . . . . . . . . . .      $    94,557   $    84,852
  Income taxes. . . . . . . . . . . . . . . . . . . . . . .           49,104        48,810

The Notes to Consolidated Financial Statements are an integral part of these statements.

<page7>

                     WESTERN RESOURCES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                           (Unaudited)
                                                                    Twelve Months Ended
                                                                         June 30,
                                                                    1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .   $   191,920     $  154,358
  Depreciation and amortization . . . . . . . . . . . . . . .       150,623        151,490
  Other amortization (including nuclear fuel) . . . . . . . .        13,473         12,426
  Gain on sales of utility plant (net of tax) . . . . . . . .          -              (951)
  Deferred taxes and investment tax credits (net) . . . . . .        16,184         32,457
  Amortization of phase-in revenues . . . . . . . . . . . . .        17,545         17,544
  Corporate-owned life insurance. . . . . . . . . . . . . . .       (17,307)       (48,885)
  Amortization of gain from sale-leaseback. . . . . . . . . .        (9,639)        (9,641)
  Amortization of acquisition adjustment. . . . . . . . . . .        19,510           -
  Noncash earnings in equity of investees . . . . . . . . . .       (11,788)          -
  Changes in working capital items:
    Accounts receivable and unbilled revenues (net) . . . . .       (53,157)         4,074
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .         3,882        (10,026)
    Gas stored underground. . . . . . . . . . . . . . . . . .         4,550         (3,391)
    Accounts payable. . . . . . . . . . . . . . . . . . . . .        14,239         (5,618)
    Accrued taxes . . . . . . . . . . . . . . . . . . . . . .       (19,007)       (37,075)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .         9,596         18,018
  Changes in other assets and liabilities . . . . . . . . . .       (46,753)       (11,066)
      Net cash flows from operating activities  . . . . . . .       283,871        263,714

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .       216,542        237,091
  Sales of utility plant. . . . . . . . . . . . . . . . . . .          -            (1,723)
  Non-utility investments (net) . . . . . . . . . . . . . . .       454,234         15,334
  Corporate-owned life insurance policies . . . . . . . . . .        51,962         56,451
  Death proceeds of corporate-owned life insurance policies .       (10,900)          (287)
      Net cash flows used in (from) investing activities. . .       711,838        306,866

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .       456,955         65,000
  Bonds retired . . . . . . . . . . . . . . . . . . . . . . .       (16,135)          (105)
  Revolving credit agreement (net). . . . . . . . . . . . . .       (57,500)        57,500
  Other long-term debt issued . . . . . . . . . . . . . . . .            20           -
  Other mandatorily redeemable securities . . . . . . . . . .       100,000           -
  Borrowings against life insurance policies (net). . . . . .        45,789         49,218
  Repayment of borrowings against life insurance policies . .        (5,269)          (138)
  Common stock issued (net) . . . . . . . . . . . . . . . . .        43,688          8,576
  Dividends on preferred, preference and common stock . . . .      (140,555)      (136,110)
      Net cash flows from (used in) financing activities. . .       426,993         43,941

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . .          (974)           789

CASH AND CASH EQUIVALENTS:
  Beginning of the period . . . . . . . . . . . . . . . . . .         2,478          1,689
  End of the period . . . . . . . . . . . . . . . . . . . . .   $     1,504     $    2,478

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized). . . . . . . . . . . . . . . . . . . . . . .   $   146,253     $  140,731
  Income taxes. . . . . . . . . . . . . . . . . . . . . . . .        85,105         76,585

The Notes to Consolidated Financial Statements are an integral part of these statements.

<page8>

                     WESTERN RESOURCES, INC.
            CONSOLIDATED STATEMENTS OF CAPITALIZATION
                      (Dollars in Thousands)
                                            (Unaudited)

                                                         June 30,        December 31,
                                                            1996              1995

COMMON STOCK EQUITY (see statement):
  Common stock, par value $5 per share,
    authorized 85,000,000 shares, outstanding
    63,847,133 and 62,855,961 shares, respectively .    $  319,235        $  314,280
  Paid-in capital. . . . . . . . . . . . . . . . . .       721,838           697,962
  Retained earnings. . . . . . . . . . . . . . . . .       541,184           540,868
                                                         1,582,257  52%    1,553,110  48%

CUMULATIVE PREFERRED AND PREFERENCE STOCK:
  Preferred stock not subject to mandatory redemption,
    Par value $100 per share, authorized
    600,000 shares, outstanding -
      4 1/2% Series, 138,576 shares. . . . . . . . .        13,858            13,858
      4 1/4% Series, 60,000 shares . . . . . . . . .         6,000             6,000
      5% Series, 50,000 shares . . . . . . . . . . .         5,000             5,000
                                                            24,858            24,858
  Preference stock subject to mandatory redemption,
    Without par value, $100 stated value,
    Authorized 4,000,000 shares, outstanding -
      7.58% Series, 500,000 shares . . . . . . . . .        50,000            50,000
      8.50% Series, 1,000,000 shares . . . . . . . .       100,000           100,000
      Less:
        Preference stock redeemable within one year        100,000               -
                                                            50,000           150,000
                                                            74,858   2%      174,858   6%
WESTERN RESOURCES OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED SECURITIES OF SUBSIDIARY TRUST
   HOLDING SOLELY COMPANY
   SUBORDINATED DEBENTURES. . . . . .  . . . . . . .       100,000   3%      100,000   3%


LONG-TERM DEBT:
  First mortgage bonds . . . . . . . . . . . . . . .       825,000           841,000
  Pollution control bonds. . . . . . . . . . . . . .       521,682           521,817
  Revolving credit agreement . . . . . . . . . . . .          -               50,000
  Other long-term debt . . . . . . . . . . . . . . .            20              -
  Less:
    Unamortized premium and discount (net) . . . . .         5,423             5,554
    Long-term debt due within one year . . . . . . .          -               16,000
                                                         1,341,279  43%    1,391,263  43%
                                                        $3,098,394 100%   $3,219,231 100%


The Notes to Consolidated Financial Statements are an integral part of these statements.

<page9>

                     WESTERN RESOURCES, INC.
         CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY
                      (Dollars in Thousands)
                           (Unaudited)

                                                           Common      Paid-in     Retained
                                                            Stock      Capital     Earnings

BALANCE DECEMBER 31, 1994, 61,617,873 shares. . . . .    $308,089     $667,992     $498,374

Net income. . . . . . . . . . . . . . . . . . . . . .                                63,291

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                                (6,709)
  Common stock, $1.01 per share . . . . . . . . . . .                               (62,450)

Issuance of 283,324 shares of common stock. . . . . .       1,417        7,159



BALANCE JUNE 30, 1995, 61,901,197 shares. . . . . . .     309,506      675,151      492,506


Net income. . . . . . . . . . . . . . . . . . . . . .                               118,385

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                               ( 6,709)
  Common stock, $1.01 per share . . . . . . . . . . .                               (63,313)

Expenses on common stock. . . . . . . . . . . . . . .                     (772)

Issuance of 954,764 shares of common stock. . . . . .       4,774       23,583


BALANCE DECEMBER 31, 1995, 62,855,961 shares. . . . .     314,280      697,962      540,868

Net income. . . . . . . . . . . . . . . . . . . . . .                                73,535

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                                (6,709)
  Common stock, $1.03 per share . . . . . . . . . . .                               (65,263)

Issuance of 991,172 shares of common stock. . . . . .       4,955       23,876       (1.247)

BALANCE JUNE 30, 1996, 63,847,133 shares. . . . . . .    $319,235     $721,838     $541,184




The Notes to Consolidated Financial Statements are an integral part of these statements.

<page10>
                     WESTERN RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.  ACCOUNTING POLICIES AND OTHER INFORMATION

        General: The Consolidated Financial Statements of Western Resources, Inc. (the Company) and its wholly-owned subsidiaries, include KPL, a rate-regulated electric and gas division of the Company, Kansas Gas and Electric Company (KGE), a rate-regulated electric utility and wholly-owned subsidiary of the Company, the Westar companies and the Wing Group, non-utility subsidiaries, and Mid Continent Market Center, Inc., a regulated gas transmission service provider. KGE owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating Company for Wolf Creek Generating Station (Wolf Creek). The Company records its proportionate share of all transactions of WCNOC as it does other jointly-owned facilities. All significant intercompany transactions have been eliminated.

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

        Cash Surrender Value of Life Insurance Contracts: The following amounts related to corporate-owned life insurance contracts (COLI) are recorded in Corporate-owned Life Insurance (net) on the Consolidated Balance Sheets:

                                                  June 30,     December 31,
                                                    1996           1995
                                                   (Dollars in Millions)
         Cash surrender value of contracts. . .    $566.5        $479.9
         Borrowings against contracts . . . . .    (480.0)       (435.8)
                  COLI (net). . . . . . . . . .    $ 86.5        $ 44.1
<page11>
        Income is recorded for increases in cash surrender value and net death proceeds. Interest expense is recognized for COLI borrowings except for certain contracts entered into in 1993 and 1992. The net income generated from COLI contracts purchased prior to 1992 including the tax benefit of the interest deduction and premium expenses are recorded as Corporate-owned Life Insurance (net) on the Consolidated Statements of Income. The income from increases in cash surrender value and net death proceeds was $5.4 million, $10.2 million, and $24.7 million for the three, six, and twelve months ended June 30, 1996, respectively, compared to $4.2 million, $8.1 million, and $16.0 million for the three, six, and twelve months ended June 30, 1995, respectively. The interest expense deduction taken was $7.0 million, $13.9 million, and $27.6 million for the three, six, and twelve months ended June 30, 1996, respectively, compared to $6.0 million, $11.7 million, and $22.9 million for the three, six, and twelve months ended June 30, 1995, respectively.

        The COLI contracts entered into in 1993 and 1992 were established to mitigate the cost of postretirement and postemployment benefits. As approved by the KCC, the Company is using the net income stream generated by these COLI policies to offset the costs of postretirement and postemployment benefits. A significant portion of this income stream relates to the tax deduction currently taken for interest incurred on contract borrowings under these COLI policies. The amount of the interest deduction used to offset these benefits costs was $1.8 million, $3.9 million, and $7.9 million for the three, six, and twelve months ended June 30, 1996, respectively, compared to $1.5 million, $2.9 million, and $5.5 million for the three, six, and twelve months ended June 30, 1995, respectively.

        On August 2, 1996, Congress passed the Health Insurance Portability and Accountability Act of 1996 which President Clinton has indicated that he intends to sign. This act may substantially reduce or eliminate tax benefits associated with the 1993 and 1992 COLI contracts. If this legislation is enacted or should the income stream generated by the 1993 and 1992 COLI contracts not be sufficient to offset postretirement and postemployment benefit costs on an accrual basis, the KCC order allows the Company to seek recovery of a deficiency through the ratemaking process. Regulatory precedents established by the KCC generally permit the accrual costs of postretirement and postemployment benefits to be recovered in rates. The act is expected to have minimal impact on the Company's COLI contracts entered into prior to 1992. See Note 5 to the Consolidated Financial Statements of the Company's 1995 Form 10-K for additional disclosure.

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

        On April 22, 1996, KCPL's Board of Directors rejected the Company's proposal and announced its intention to proceed with a merger agreement entered into on January 19, 1996 with UtiliCorp United Inc. (UCU). Following the rejection of the April 14 offer, the Company filed proxy materials with the Securities and Exchange Commission (SEC) for use in soliciting proxies from KCPL shareholders
<page12>
against the approval of the UCU/KCPL merger. The Company believes its offer is financially superior for KCPL shareholders and is actively seeking to have KCPL shareholders vote against the proposed UCU/KCPL merger. On April 22, 1996, the Company announced its intention to commence an offer to exchange shares of Company common stock for each KCPL share (the Offer) and filed with the SEC a registration statement on Form S-4 relating to such exchange offer. On July 3, the registration statement became effective and on July 8, exchange offer materials were mailed to KCPL shareholders.

        The number of shares of Company common stock to be delivered per KCPL share pursuant to the initial Offer would have been equal to the quotient (rounded to the nearest 1/100,000) determined by dividing $28 by the average of the high and low sales prices of Company common stock on the New York Stock Exchange for each of the twenty consecutive trading days ending with the second trading day immediately preceding the expiration of the Offer (the Exchange Ratio), provided that the Exchange Ratio would not have been less than 0.833 nor greater than 0.985. On May 6, 1996, the Company announced a change in the terms of the Offer so that the Exchange Ratio would not be less than 0.91 nor greater than 0.985, and presented the new offer to the KCPL Board.

        On June 17, 1996, the Company raised its Offer to $31 from $28 with an exchange ratio of 0.933 to 1.1 shares of Company common stock for each KCPL common share. The increased Offer, which remains a stock-for-stock transaction, is valued at $1.9 billion. On June 24, 1996 KCPL's Board of Directors also rejected this offer.

        KCPL shareholders were scheduled to vote on the UCU/KCPL merger at their annual shareholders' meeting on May 22, 1996. On May 20, 1996, KCPL announced that it had reached a restructured merger agreement with UCU and canceled the May 22, 1996 vote. The vote on the new transaction was scheduled for an August 7, 1996, special shareholder meeting. On May 20 1996, KCPL also filed suit against the Company and a KCPL shareholder in the Federal District Court for the Western District of Missouri (the Court) for a declaratory order, among other things, determining that the restructured transaction was legal pursuant to Missouri law, that its adoption was not a breach of fiduciary duty, and that a simple majority of shares voted would be required to approve the transaction rather than the vote of two-thirds of all outstanding shares required for approval of the original proposal.

        On August 2, 1996, the Court denied KCPL's request with respect to the requisite vote, holding a two-thirds vote of outstanding shares would be required to approve the restructured transaction. As a result, KCPL postponed the special shareholder meeting until August 16, 1996.

        According to KCPL's quarterly report on Form 10-Q for the quarter ended June 30, 1996, there were issued and outstanding 61,902,083 shares of KCPL common stock.

        The Company intends to acquire, after consummation of the Offer the remaining KCPL shares pursuant to a merger of the Company and KCPL (the Merger).

        The Company has filed applications with the KCC and Missouri Public Service Commission (MPSC) seeking approval of the Merger. The Company will also need approval from the FERC and the Nuclear Regulatory Commission (NRC). See Note 4 for discussion of rate proceedings.
<page13>
        The Company's proposal is designed to qualify as a pooling of interests for financial reporting purposes. Under this method, the recorded assets and liabilities of the Company and KCPL would be carried forward at historical amounts to a combined balance sheet. Prior period operating results and statements of financial position, cash flows and capitalization would be restated to effect the combination for all periods presented.

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

        As of June 30, 1996, the Company estimates it has incurred approximately $12 million of transaction costs associated with the Merger. The Company anticipates expensing all of these costs upon the closing of the Merger.

        The merger proposal contains certain analyses and statements with respect to the financial condition, results of operations and business of the Company following the consummation of the Offer and the Merger, including statements relating to the cost savings that will be realized from the Merger. Such analyses and statements include forward looking statements with respect to, among other things: (1) expected cost savings from the Merger; (2) normal weather conditions; (3) future national and regional economic and competitive conditions; (4) inflation rates; (5) regulatory treatment; (6) future financial market conditions; (7) interest rates; (8) future business decisions; and (9) other uncertainties, which though considered reasonable by the Company, are beyond the Company's control and difficult to predict.

3.  LEGAL PROCEEDINGS

        On May 30, 1996, the Company and Southern Union Company settled the ligation which had been pending between them since June 1, 1994, as reported in the Company's Annual Report on Form 10-K. The case was dismissed with prejudice by the District Court.

        The resolution of this litigation will not have a material adverse effect on the Company's financial condition and is within amounts previously reserved by the Company.

        The Company and its subsidiaries are involved in various other legal, environmental, and regulatory proceedings. Management believes that adequate provision has been made within the Consolidated Financial Statements for these other matters and accordingly believes their ultimate dispositions will not have a material adverse effect upon the Company's overall financial position or results of operations.
<page14>

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

        KCC Rate Proceedings: On August 17, 1995, the Company and KGE filed three proceedings with the KCC. The first sought a $36 million increase in revenues from the Company's natural gas distribution business. In separate dockets, the Company and KGE filed with the KCC a request to more rapidly recover KGE's investment in its assets of Wolf Creek over the next seven years by increasing depreciation by $50 million each year and a request to reduce annual depreciation expense by approximately $11 million for electric transmission, distribution and certain generating plant assets to reflect the useful lives of these properties more accurately. The Company sought to reduce electric rates for KGE customers by approximately $8.7 million annually in each of the seven years of accelerated Wolf Creek depreciation.

        On April 15, 1996, the KCC issued an order allowing a revenue increase of $33.8 million in the Company's natural gas distribution business. On May 3, 1996, the Company filed a Petition for Reconsideration and on July 11, 1996, the KCC issued its Order On Reconsideration allowing the revenue to be increased to $34.4 million.

        On May 23, 1996, the Company implemented an $8.7 million reduction to KGE customers on an interim basis. On July 25, 1996, the KCC Staff, the Company, and KGE entered into an agreement whereby KGE rates would be reduced an additional $37.3 million and the current interim $8.7 million rate reduction would become permanent upon final order in the proceeding. Other provisions of the agreement include an $8.7 million annual KPL electric rate reduction upon final order, a $10 million KGE annual rate reduction at January 1, 1998, and a five year incentive rate mechanism requiring all regulated earnings in excess of a 12% regulatory return on equity to be shared 50/50 between customers and shareholders. The agreement specifies that the plan and electric rates will remain in place five years subject to changes necessary to reflect the effect of laws and/or edicts, or other material changes in circumstances which have a substantial net impact upon the Company's utility operations or revenues. On August 9, 1996, the Company, KGE, and the KCC
Staff were joined by the Citizens Utility Ratepayers Board and the City of Wichita, Kansas in filing a motion to the KCC to approve the agreement.

        On April 15, 1996, the Company filed an application with the KCC requesting an order approving its proposal to merge with KCPL and for other related relief. On July 29, 1996, the Company filed its First Amended Application with the KCC in its proceeding for approval to merge with KCPL.
The amended application reflected the increase in the Company's offer for KCPL from $28 to $31 per share and proposed an incentive rate mechanism requiring all regulated earnings in excess of the merged Company's 12.61% return on equity to be split among customers, shareholders, and additional depreciation on Wolf Creek.
<page15>
        MPSC Proceedings: On May 3, 1996, the Company filed an application with the MPSC requesting an order approving its proposal to merge with KCPL. The application includes the same regulatory plan as proposed before the KCC and includes an annual rate reduction of $21 million for KCPL retail electric customers.


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

         Decommissioning: The Company accrues decommissioning costs over the expected life of the Wolf Creek generating facility. The accrual is based on estimated unrecovered decommissioning costs which consider inflation over the
<page16>
remaining estimated life of the generating facility and are net of expected earnings on amounts recovered from customers and deposited in an external trust fund.

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

        Decommissioning costs are being charged to operating expenses in accordance with the KCC order. Electric rates charged to customers provide for recovery of these decommissioning costs over the life of Wolf Creek. Amounts expensed approximated $3.6 million in 1995 and will increase annually to $5.5 million in 2024. These expenses are deposited in an external trust fund. The average after tax expected return on trust assets is 5.9%

        The Company's investment in the decommissioning fund, including reinvested earnings approximated $28.6 million and $25.1 million at June 30, 1996 and December 31, 1995, respectively. Trust fund earnings accumulate in the fund balance and increase the recorded decommissioning liability. These amounts are reflected in Decommissioning Trust, and the related liability is included in Deferred Credits and Other Liabilities, Other, on the Consolidated Balance Sheets.

        The staff of the SEC has questioned certain current accounting practices used by nuclear electric generating station owners regarding the recognition, measurement, and classification of decommissioning costs for nuclear electric generating stations. In response to these questions, the FASB is expected to issue new accounting standards for removal costs, including decommissioning, in 1997. If current electric utility industry accounting practices for such decommissioning costs are changed: (1) annual decommissioning expenses could increase, (2) the estimated present value of decommissioning costs could be recorded as a liability rather than as accumulated depreciation, and (3) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense.
When revised accounting guidance is issued, the Company will also have to evaluate its effect on accounting for removal costs of other long-lived assets. The Company is not able to predict what effect such changes would have on results of operations, financial position, or related regulatory practices until the final issuance of revised accounting guidance, but such effect could be material.

        The Company carries premature decommissioning insurance which has several restrictions. One of these is that it can only be used if Wolf Creek incurs an accident exceeding $500 million in expenses to safely stabilize the reactor, to decontaminate the reactor and reactor station site in accordance with a plan approved by the NRC, and to pay for on-site property damages. This decommissioning insurance will only be available if the insurance funds are not needed to implement the NRC-approved plan for stabilization and decontamination.

        Nuclear Insurance: The Price-Anderson Act limits the combined public liability of the owners of nuclear power plants to $8.9 billion for a single nuclear incident. If this liability limitation is insufficient, the U.S.
<page17>
Congress will consider taking whatever action is necessary to compensate the public for valid claims. The Wolf Creek owners (Owners) have purchased the maximum available private insurance of $200 million and the balance is provided by an assessment plan mandated by the NRC. Under this plan, the Owners are jointly and severally subject to a retrospective assessment of up to $79.3 million ($37.3 million, Company's share) in the event there is a major nuclear incident involving any of the nation's licensed reactors. This assessment is subject to an inflation adjustment based on the Consumer Price Index and applicable premium taxes. There is a limitation of $10 million ($4.7 million, Company's share) in retrospective assessments per incident, per year.

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

        Energy Act: As part of the 1992 Energy Policy Act, a special assessment is being collected from utilities for a uranium enrichment, decontamination, and decommissioning fund. The Company's portion of the assessment for Wolf Creek is approximately $7 million, payable over 15 years. Management expects such costs to be recovered through the ratemaking process.
<page18>

6.  INCOME TAXES

        Total income tax expense included in the Consolidated Statements of Income reflects the Federal statutory rate of 35%. The Federal statutory rate produces effective income tax rates of 31.6%, 32.5%, and 31.9% for the three, six, and twelve month periods ended June 30, 1996 compared to 29.2%, 32.3%, and 34.3% for the three, six, and twelve month periods ended June 30, 1995. The effective income tax rates vary from the Federal statutory rate due to permanent differences, including the amortization of investment tax credits, and accelerated amortization of certain deferred income taxes.


7.  INVESTMENTS

        During the first quarter of 1996, the Company purchased 30.8 million common shares of ADT Limited (ADT) for approximately $444 million (average price of $14.40 per share). In July of 1996, in order to obtain what the Company considered to be favorable market prices for ADT shares, the Company purchased an additional 1.3 million shares of ADT for approximately $25 million (average price of $18.91 per share). The shares purchased represent approximately 24% of ADT's common equity. Goodwill of $282 million is associated with this investment and is being amortized over 40 years. The Company accounts for this investment using the equity method and includes the investment in net non-utility investments on the accompanying Consolidated Balance Sheets.

        On July 1, 1996, ADT and Republic Industries, Inc. (Republic) announced plans to combine, in which ADT would become a wholly-owned subsidiary of Republic. Republic would exchange all 133.3 million shares of ADT stock for its stock at the .92857 exchange ratio and anticipates issuing an additional 130 million shares of Republic stock at the close of the agreement. Under the terms of the agreement, the Company would receive 29.8 million shares of Republic common stock in exchange for its ADT stock.

        The Company is considering its options with respect to ADT's proposed amalgamation with Republic and has not yet made a final determination on this matter. The Company may determine to oppose the Republic transaction and may choose to exercise its appraisal rights under Bermuda law, although no final decision by the Company has yet been taken. Should ADT consummate the transaction with Republic, and the Company received Republic shares, in connection therewith, the Company may decide to sell some or all of such Republic shares.
<page19>


                     WESTERN RESOURCES, INC.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1995 Annual Report on Form 10-K. The following updates the information provided in the 1995 Annual Report on Form 10-K and analyzes certain changes in the results of operations between the three, six, and twelve month periods ended June 30, 1996 and comparable periods of 1995.

FINANCIAL CONDITION

        General: Net income for the second quarter of 1996 was $28.7 million, up from net income of $21.7 million for the same period of 1995. The Company earned $0.40 per share of common stock for the second quarter of 1996, an increase of $0.10 per share from the second quarter of 1995. Operating revenues were $436 million and $372 million for the three months ended June 30, 1996 and 1995, respectively.

        Net income for the six and twelve months ended June 30, 1996, was $73.5 million and $191.9 million, respectively, compared to $63.3 million and $154.4 million for the same periods of 1995. The Company earned $1.06 and $2.84 per share of common stock, respectively, for the six and twelve months ended June 30, 1996 compared to $0.92 and $2.28 for the comparable periods of 1995. Operating revenues were $1.0 billion and $1.9 billion for the six and twelve months ended June 30, 1996, respectively. These revenues compare to $0.8 billion and $1.6 billion for the same periods of 1995.

        The increases in net income, earnings per share, and operating revenues are primarily due to the reasons discussed below in Results of Operations.

        A quarterly dividend of $0.515 per share was declared in the second quarter of 1996, for an indicated annual rate of $2.06 per share. The book value per share was $24.78 at June 30, 1996, up from $24.71 at December 31, 1995. There were 63,465,666 and 61,885,556 average shares outstanding for the second quarter of 1996 and 1995, respectively.

        Liquidity and Capital Resources: The Company's short-term financing requirements are satisfied, as needed, through the sale of commercial paper, short-term bank loans and borrowings under unsecured lines of credit maintained with banks. At June 30, 1996, short-term borrowings amounted to $740 million, of which $303 million was commercial paper. Short-term debt increased from December 31, 1995 primarily as a result of the Company's purchase of an approximate 24% common equity interest in ADT. (See Note 7 for further discussion of the Company's investment in ADT.)

        At June 30, 1996, the Company had bank credit arrangements available of $322 million. On August 1, 1996, the available bank arrangements increased to $423 million, of which $200 million was outstanding.
<page20>

        At the Company's' 1996 Annual Meeting of Shareholders, shareholders voted to remove the 15% unsecured debt limitation from the Company's Articles of Incorporation.

        On July 1, 1996, four million shares of the Company's $25 par value 8.50% Preference Stock due 2016 were redeemed.

        On July 31, 1996, Western Resources Capital II, a wholly owned trust, of which the sole asset is subordinated debentures of the Company, sold in a public offering 4.8 million preferred securities of 8-1/2% Cumulative
Quarterly Income Preferred Securities, Series B, for $120 million. The trust interests represented by the preferred securities are redeemable at the option of Western Resources Capital II, on or after July 31, 2001, at $25 per preferred security plus accrued interest and unpaid dividends. Holders of the securities are entitled to receive distributions at an annual rate of 8-1/2% of the liquidation preference value of $25. Distributions are payable quarterly, and in substance are tax deductible by the Company. The sole asset of the trust is $124 million principal amount of 8-1/2% Deferrable Interest Subordinated Debentures, Series B due July 31, 2036.

        The securities will be shown as Western Resources Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust holding solely
Subordinated Debentures (Other Mandatorily Redeemable Securities) on the Consolidated Balance Sheets and Consolidated Statements of Capitalization.
See Note 7 of the Company's 1995 Annual Report on Form 10-K for additional information.

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

        The following table reflects changes in electric sales for the three, six, and twelve months ended June 30, 1996 from the comparable periods of 1995.

        Increase in electric sales volumes:

                                       3 Months     6 Months      12 Months
                                         ended        ended         ended
         Residential                     20.0%        14.0%         12.7%
         Commercial                       8.9%         8.1%          5.7%
         Industrial                       3.4%         3.3%          4.0%
         Total retail sales               9.9%         8.0%          7.2%

         Wholesale and interchange       56.0%        38.4%         28.8%
         Total electric sales            19.2%        14.1%         11.3%

        Electric revenues increased over twelve percent for the three months ended June 30, 1996 compared to 1995. The increase is largely due to increased residential and wholesale and interchange (sales to other utilities) sales as warm spring temperatures increased the demand for air conditioning load, compared to last year. The Company's service territory experienced a 102% increase in the number of cooling degree days during the second quarter of 1996, as compared to the second quarter of 1995 and a 29% higher than normal number of cooling degree days.
<page21>
        Electric revenues were higher nine percent and eight percent, respectively for the six and twelve months ended June 30, 1996 compared to the same periods of 1995. The increase was due to higher sales in all retail customer classes and wholesale and interchange as a result of warmer spring and colder winter temperatures experienced during the first six months of 1996 compared to 1995.

        The following table reflects changes in natural gas sales for the three, six, and twelve months ended June 30, 1996 from the comparable periods of 1995.

        Increase (Decrease) in natural gas sales volumes:

                                       3 Months     6 Months      12 Months
                                         ended        ended         ended
         Residential                    (7.8)%        13.3%         11.7%
         Commercial                     (5.0)%        11.1%          8.2%
         Industrial                    (27.9)%       (10.2)%        (8.6)%
         Transportation                (10.7)%        (3.2)%        (3.9)%
         Total Deliveries               (8.1)%         4.4%          9.8%

        Natural gas revenues increased 14% for the three months end June 30, 1996 compared to June 30, 1995 as a result of as available gas sales (See the Company's 1995 Annual Report on Form 10-K for additional explanation of as available gas sales). Natural gas revenues increased 28% and 29% for the six and twelve months ended June 30, 1996, respectively compared to the same periods of 1995 as a result of colder winter temperatures.

        Operating Expenses: Total operating expenses increased 17%, 23%, and 18% for the three, six, and twelve months ended June 30, 1996 compared to the same periods of 1995. These increases are primarily attributable to the amortization of the acquisition adjustment and increased fuel expense, purchased power, and natural gas purchases due to Wolf Creek having been taken off-line for its eighth refueling and maintenance outage during the first quarter of 1996. Also contributing to the increases in fuel and purchased power expenses was the increase in net generation due to the increase in customer demand for air conditioning load during the second quarter of 1996.

        The amortization of the acquisition adjustment associated with the Company's 1992 acquisition of KGE, which began in August 1995, amounted to $5.0 million, $10.0 million, and $16.7 million for the three, six, twelve months ended June 30, 1996, respectively.

        Partially offsetting the increase for the twelve months ended June 30, 1996 was cost savings from the July 1, 1995 early retirement programs which recorded an expense of $7.6 million in the second quarter of 1995.

        Other Income and Deductions: Other income and deductions, net of taxes, increased $4.4 million and $4.5 million for the three and six months ended
June 30, 1996 compared to same periods of 1995. These increases are primarily attributable to earnings from subsidiary investments.

        Other income and deductions, net of taxes, increased $23.4 million for the twelve months ended June 30, 1996 compared to 1995 as a result of earnings from subsidiary investments and the receipt of death benefit proceeds under COLI contracts during the fourth quarter of 1995. See Note 1 for additional disclosure relating to COLI.
<page22>
        Interest Charges and Preferred and Preference Dividend Requirements:
Total interest charges increased 22 percent, 15 percent, and 11 percent for the three, six, and twelve months ended June 30, 1996 from the comparable periods in 1995, respectively. The increases for the three and six months ended interest charges reflects interest paid on higher short-term debt balances and balances under the Company's revolving credit agreement. The increase in the twelve months interest charges was a result of interest paid on higher short-term debt balances and distributions on mandatorily redeemable preferred securities. See discussion above in Liquidity and Capital Resources regarding higher short-term debt balances.
<page23>

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



Item 5.  Other Information

        Proposed Merger with Kansas City Power & Light Company: See Note 2 of the Notes to Consolidated Financial Statements.

        Rate Plans: See Note 4 of the Consolidated Financial Statements.

        Investments: See Note 7 of the Consolidated Financial Statements.
<page24>

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits:

        Exhibit 3(a)   -  Amendment to the Restated Articles of
                          Incorporation, as amended May 7, 1996
                          (filed electronically)

        Exhibit 10(a)  -  Long-term Incentive and Share Award Plan
                          (filed electronically)

        Exhibit 10(b)  -  Form of Employment Agreement with officers of the Company (filed electronically)

        Exhibit 12     -  Computation of Ratio of Consolidated Earnings to Fixed
                          Charges for 12 Months Ended June 30, 1996 (filed electronically)

        Exhibit 27     -  Financial Data Schedule (filed electronically)

        Exhibit 99     -  Kansas Gas and Electric Company's Quarterly
                          Report on Form 10-Q for the quarter ended
                          June 30, 1996 (filed electronically)

    (b) Reports on Form 8-K:

        Form 8-K dated April 14, 1996 - Press release regarding the Company's offer to merge with KCPL.
        Form 8-K dated April 22, 1996 - Press release regarding the Company's offer to merge with KCPL.
        Forms 8-K dated April 25, 1996 - Press release regarding the Company's offer to merge with KCPL.
        Forms 8-K dated April 26, 1996 - Press release regarding the Company's offer to merge with KCPL.
        Form 8-K dated April 29, 1996 - Press release regarding the Company's offer to merge with KCPL.
        Form 8-K dated May 3, 1996 - Press release regarding the Company's offer to merge with KCPL.
        Forms 8-K dated May 6, 1996 - Press release regarding the Company's offer to merge with KCPL.
        Form 8-K dated May 6, 1996 - Press release regarding the Company's offer to merge with KCPL.
        Form 8-K dated May 10, 1996 - Press release regarding the Company's offer to merge with KCPL.
        Form 8-K dated May 24, 1996 - Press release about the Company filing testimony to the electric rate case at the KCC.
        Form 8-K dated June 17, 1996 -Press release regarding the Company's offer to merge with KCPL.
        Form 8-K dated July 23, 1996 - 6/30/96 earnings release.
        Form 8-K dated July 26, 1996 - Press release about KCC Staff and the Company reaching agreement in rate case.
<page25>

                           SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Western Resources, Inc.



Date        August 14, 1996            By         /s/ S. L. KITCHEN

                                       S. L. Kitchen, Executive Vice President
                                              and Chief Financial Officer



Date        August 14, 1996           By     /s/ JERRY D. COURINGTON
                                                Jerry D. Courington,
                                                    Controller
<page26>