Form 10-Q
period 1996-09-30
WESTERN RESOURCES INC /KS
filed 1996-10-25
CIK 54507

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549


                            FORM 10-Q

(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 1996

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

                           Yes X                       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at October 25, 1996

Common Stock, $5.00 par value                          64,401,042
<page1>




                     WESTERN RESOURCES, INC.
                              INDEX


                                                                      Page No.

Part I.  Financial Information

   Item 1.  Financial Statements

        Consolidated Balance Sheets                                        3

        Consolidated Statements of Income                                4 - 6

        Consolidated Statements of Cash Flows                            7 - 8

        Consolidated Statements of Capitalization                          9

        Consolidated Statements of Common Stock Equity                    10

        Notes to Consolidated Financial Statements                        11

   Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      20

Part II.  Other Information

   Item 5.  Other Information                                             24

   Item 6.  Exhibits and Reports on Form 8-K                              24

Signatures                                                                25
<page2>

                      WESTERN RESOURCES, INC.
                   CONSOLIDATED BALANCE SHEETS
                      (Dollars in Thousands)
                          (Unaudited)
                                                             September 30,     December 31,
                                                                 1996             1995
ASSETS

UTILITY PLANT:
  Electric plant in service . . . . . . . . . . . . . . .      $5,429,669        $5,341,074
  Natural gas plant in service. . . . . . . . . . . . . .         819,864           787,453
                                                                6,249,533         6,128,527
  Less - Accumulated depreciation . . . . . . . . . . . .       2,027,759         1,926,520
                                                                4,221,774         4,202,007
  Construction work in progress . . . . . . . . . . . . .          83,321           100,401
  Nuclear fuel (net). . . . . . . . . . . . . . . . . . .          44,072            53,942
     Net utility plant. . . . . . . . . . . . . . . . . .       4,349,167         4,356,350

OTHER PROPERTY AND INVESTMENTS:
  Net non-utility investments . . . . . . . . . . . . . .         628,521            99,269
  Decommissioning trust . . . . . . . . . . . . . . . . .          30,627            25,070
                                                                  659,148           124,339
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . .             969             2,414
  Accounts receivable and unbilled revenues (net) . . . .         232,682           257,292
  Fossil fuel, at average cost. . . . . . . . . . . . . .          44,191            54,742
  Gas stored underground, at average cost . . . . . . . .          47,665            28,106
  Materials and supplies, at average cost . . . . . . . .          62,160            57,996
  Prepayments and other current assets. . . . . . . . . .          38,008            20,973
                                                                  425,675           421,523
DEFERRED CHARGES AND OTHER ASSETS:
  Deferred future income taxes. . . . . . . . . . . . . .         282,476           282,476
  Deferred coal contract settlement costs . . . . . . . .          22,599            27,274
  Phase-in revenues . . . . . . . . . . . . . . . . . . .          30,703            43,861
  Corporate-owned life insurance (net). . . . . . . . . .          86,484            44,143
  Other deferred plant costs. . . . . . . . . . . . . . .          31,339            31,539
  Unamortized debt expense. . . . . . . . . . . . . . . .          56,931            56,681
  Other . . . . . . . . . . . . . . . . . . . . . . . . .         138,669           102,491
                                                                  649,201           588,465

     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .      $6,083,191        $5,490,677

CAPITALIZATION AND LIABILITIES

CAPITALIZATION (see statement):
  Common stock equity . . . . . . . . . . . . . . . . . .      $1,615,060        $1,553,110
  Cumulative preferred and preference stock . . . . . . .          74,858           174,858
  Western Resources obligated mandatorily redeemable
    preferred securities of subsidiary trust holding
    solely subordinated debentures. . . . . . . . . . . .         220,000           100,000
  Long-term debt (net). . . . . . . . . . . . . . . . . .       1,466,526         1,391,263
                                                                3,376,444         3,219,231
CURRENT LIABILITIES:
  Short-term debt . . . . . . . . . . . . . . . . . . . .         646,400           203,450
  Long-term debt due within one year. . . . . . . . . . .            -               16,000
  Accounts payable. . . . . . . . . . . . . . . . . . . .         111,878           149,194
  Accrued taxes . . . . . . . . . . . . . . . . . . . . .         106,884            68,569
  Accrued interest and dividends. . . . . . . . . . . . .          59,918            62,157
  Other . . . . . . . . . . . . . . . . . . . . . . . . .          38,655            40,266
                                                                  963,735           539,636
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes . . . . . . . . . . . . . . . . .       1,167,550         1,167,470
  Deferred investment tax credits . . . . . . . . . . . .         127,218           132,286
  Deferred gain from sale-leaseback . . . . . . . . . . .         235,470           242,700
  Other . . . . . . . . . . . . . . . . . . . . . . . . .         212,774           189,354
                                                                1,743,012         1,731,810
COMMITMENTS AND CONTINGENCIES (Notes 3 and 5)
   TOTAL CAPITALIZATION AND LIABILITIES . . . . . . . . .      $6,083,191        $5,490,677

The Notes to Consolidated Financial Statements are an integral part of these statements.

<page3>

                     WESTERN RESOURCES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)
                                                                     Three Months Ended
                                                                        September 30,
                                                                     1996           1995
OPERATING REVENUES:
  Electric. . . . . . . . . . . . . . . . . . . . . . . . .       $  355,459     $  371,153
  Natural gas . . . . . . . . . . . . . . . . . . . . . . .          134,713         99,136
    Total operating revenues. . . . . . . . . . . . . . . .          490,172        470,289

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .           69,046         70,001
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .            6,299          5,084
  Power purchased . . . . . . . . . . . . . . . . . . . . .            7,584          5,992
  Natural gas purchases . . . . . . . . . . . . . . . . . .           36,229         29,146
  Other operations. . . . . . . . . . . . . . . . . . . . .          146,486        121,651
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .           17,039         26,851
  Depreciation and amortization . . . . . . . . . . . . . .           46,179         38,934
  Amortization of phase-in revenues . . . . . . . . . . . .            4,386          4,386
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .           29,892         35,421
    State income. . . . . . . . . . . . . . . . . . . . . .            8,021          8,725
    General . . . . . . . . . . . . . . . . . . . . . . . .           25,424         24,617
      Total operating expenses. . . . . . . . . . . . . . .          396,585        370,808

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .           93,587         99,481

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .            2,648         (2,248)
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .            5,766          3,235
  Income taxes (net). . . . . . . . . . . . . . . . . . . .              399          2,585
      Total other income and deductions . . . . . . . . . .            8,813          3,572

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .          102,400        103,053

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .           25,464         24,193
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           14,763          8,091
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . . .             (776)        (1,136)
      Total interest charges. . . . . . . . . . . . . . . .           39,451         31,148

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .           62,949         71,905

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . .            6,900          3,355

EARNINGS APPLICABLE TO COMMON STOCK . . . . . . . . . . . .       $   56,049     $   68,550

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . .       64,161,329     62,243,794

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . . . . .       $      .87     $     1.10

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .       $     .515     $     .505



The Notes to Consolidated Financial Statements are an integral part of these statements.

<page4>

                     WESTERN RESOURCES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)
                                                                    Nine Months Ended
                                                                        September 30,
                                                                     1996           1995
OPERATING REVENUES:
  Electric. . . . . . . . . . . . . . . . . . . . . . . . .       $  918,675     $  886,921
  Natural gas . . . . . . . . . . . . . . . . . . . . . . .          563,240        399,038
    Total operating revenues. . . . . . . . . . . . . . . .        1,481,915      1,285,959

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .          190,634        164,092
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .           13,674         14,848
  Power purchased . . . . . . . . . . . . . . . . . . . . .           22,481         11,636
  Natural gas purchases . . . . . . . . . . . . . . . . . .          236,313        171,482
  Other operations. . . . . . . . . . . . . . . . . . . . .          425,732        344,826
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .           72,030         81,315
  Depreciation and amortization . . . . . . . . . . . . . .          131,594        116,219
  Amortization of phase-in revenues . . . . . . . . . . . .           13,158         13,158
Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .           56,700         60,027
    State income. . . . . . . . . . . . . . . . . . . . . .           15,784         15,808
    General . . . . . . . . . . . . . . . . . . . . . . . .           75,935         73,735
      Total operating expenses. . . . . . . . . . . . . . .        1,254,035      1,067,146

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .          227,880        218,813

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .           (1,101)        (5,785)
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .           16,835          9,921
  Income taxes (net). . . . . . . . . . . . . . . . . . . .            1,384          4,891
      Total other income and deductions . . . . . . . . . .           17,118          9,027

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .          244,998        227,840
INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .           78,568         72,042
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           32,338         23,516
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . . .           (2,392)        (2,914)
      Total interest charges. . . . . . . . . . . . . . . .          108,514         92,644

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .          136,484        135,196

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . .           13,609         10,064

EARNINGS APPLICABLE TO COMMON STOCK . . . . . . . . . . . .       $  122,875     $  125,132

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . .       63,598,963     61,960,602

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . . . . .       $     1.93     $     2.02

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .       $    1.545     $    1.515


The Notes to Consolidated Financial Statements are an integral part of these statements.

<page5>

                     WESTERN RESOURCES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)
                                                                     Twelve Months Ended
                                                                        September 30,
                                                                     1996           1995
OPERATING REVENUES:
  Electric. . . . . . . . . . . . . . . . . . . . . . . . .       $1,177,649     $1,139,888
  Natural gas . . . . . . . . . . . . . . . . . . . . . . .          761,583        557,191
    Total operating revenues. . . . . . . . . . . . . . . .        1,939,232      1,697,079

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .          238,536        212,102
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .           18,251         16,677
  Power purchased . . . . . . . . . . . . . . . . . . . . .           26,584         17,418
  Natural gas purchases . . . . . . . . . . . . . . . . . .          328,621        233,169
  Other operations. . . . . . . . . . . . . . . . . . . . .          563,358        465,111
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .           99,356        112,741
  Depreciation and amortization . . . . . . . . . . . . . .          172,186        152,201
  Amortization of phase-in revenues . . . . . . . . . . . .           17,545         17,544
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .           69,276         74,119
    State income. . . . . . . . . . . . . . . . . . . . . .           18,571         19,510
    General . . . . . . . . . . . . . . . . . . . . . . . .           99,039         95,195
      Total operating expenses. . . . . . . . . . . . . . .        1,651,323      1,415,787

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .          287,909        281,292

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .            2,016         (7,418)
  Miscellaneous (net) . . . . . . . . . . . . . . . . . . .           26,593         11,737
  Income taxes (net). . . . . . . . . . . . . . . . . . . .            4,298          6,184
      Total other income and deductions . . . . . . . . . .           32,907         10,503

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .          320,816        291,795

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .          102,488         95,830
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           39,070         30,732
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . . .           (3,706)        (3,351)
      Total interest charges. . . . . . . . . . . . . . . .          137,852        123,211

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .          182,964        168,584

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . .           16,964         13,418

EARNINGS APPLICABLE TO COMMON STOCK . . . . . . . . . . . .       $  166,000     $  155,166

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . .       63,385,462     61,874,216

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . . . . .       $     2.62     $     2.51

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .       $     2.05     $     2.01



The Notes to Consolidated Financial Statements are an integral part of these statements.

<page6>

                                      WESTERN RESOURCES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                           (Unaudited)
                                                                     Nine Months Ended
                                                                       September 30,
                                                                    1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .     $   136,484    $   135,196
  Depreciation and amortization . . . . . . . . . . . . . .         120,324        114,653
  Other amortization (including nuclear fuel) . . . . . . .          10,793         11,274
  Gain on sales of utility plant (net of tax) . . . . . . .            -              (951)
  Deferred taxes and investment tax credits (net) . . . . .             (79)        (9,216)
  Amortization of phase-in revenues . . . . . . . . . . . .          13,158         13,158
  Corporate-owned life insurance. . . . . . . . . . . . . .         (23,334)       (39,102)
  Amortization of gain from sale-leaseback. . . . . . . . .          (7,230)        (7,231)
  Amortization of acquisition adjustment. . . . . . . . . .          19,806          1,724
  Noncash earnings in equity of investees . . . . . . . . .         (19,359)          -
  Changes in working capital items:
    Accounts receivable and unbilled revenues (net) . . . .          24,610          7,781
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .          10,551         (6,501)
    Gas stored underground. . . . . . . . . . . . . . . . .         (19,559)          (971)
    Accounts payable  . . . . . . . . . . . . . . . . . . .         (37,316)       (29,208)
    Accrued taxes . . . . . . . . . . . . . . . . . . . . .          38,315         38,687
    Other . . . . . . . . . . . . . . . . . . . . . . . . .           6,252           (752)
  Changes in other assets and liabilities . . . . . . . . .         (41,895)        12,150
      Net cash flows from operating activities. . . . . . .         231,521        240,691

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . .         137,980        166,743
  Sales of utility plant. . . . . . . . . . . . . . . . . .            -            (1,723)
  Non-utility investments (net) . . . . . . . . . . . . . .         522,092         14,127
  Corporate-owned life insurance policies . . . . . . . . .          53,265         54,046
  Death proceeds of corporate-owned life insurance policies          (9,010)          (854)
      Net cash flows used in investing activities . . . . .         704,327        232,339

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . .         442,950         19,415
  Bonds retired . . . . . . . . . . . . . . . . . . . . . .         (16,135)          (105)
  Revolving credit agreements (net) . . . . . . . . . . . .          75,000           -
  Other long-term debt issued . . . . . . . . . . . . . . .             200           -
  Other mandatorily redeemable securities . . . . . . . . .         120,000           -
  Redemption of preference stock. . . . . . . . . . . . . .        (100,000)          -
  Borrowings against life insurance policies. . . . . . . .          45,136         47,727
  Repayment of borrowings against life insurance policies .          (4,611)          (115)
  Common stock issued (net) . . . . . . . . . . . . . . . .          21,554         26,707
  Dividends on preferred, preference and common stock . . .        (112,733)      (103,014)
      Net cash flows from (used in) financing activities. .         471,361         (9,385)

NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . .          (1,445)        (1,033)

CASH AND CASH EQUIVALENTS:
  Beginning of the period . . . . . . . . . . . . . . . . .           2,414          2,715
  End of the period . . . . . . . . . . . . . . . . . . . .      $      969    $     1,682

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized). . . . . . . . . . . . . . . . . . . . . .      $  136,479    $   111,871
  Income taxes. . . . . . . . . . . . . . . . . . . . . . .          67,333         69,995

The Notes to Consolidated Financial Statements are an integral part of these statements.

<page7>

                     WESTERN RESOURCES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                           (Unaudited)
                                                                    Twelve Months Ended
                                                                       September 30,
                                                                    1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .   $   182,964     $  168,584
  Depreciation and amortization . . . . . . . . . . . . . . .       155,936        150,687
  Other amortization (including nuclear fuel) . . . . . . . .        14,712         13,789
  Gain on sales of utility plant (net of tax) . . . . . . . .          -              (951)
  Deferred taxes and investment tax credits (net) . . . . . .        24,109          9,234
  Amortization of phase-in revenues . . . . . . . . . . . . .        17,545         17,544
  Corporate-owned life insurance. . . . . . . . . . . . . . .       (12,780)       (42,748)
  Amortization of gain from sale-leaseback. . . . . . . . . .        (9,639)        (9,641)
  Amortization of acquisition adjustment. . . . . . . . . . .        24,811          1,724
  Noncash earnings in equity of investees . . . . . . . . . .       (19,359)          -
  Changes in working capital items:
    Accounts receivable and unbilled revenues (net) . . . . .       (20,703)       (49,886)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .         1,072         (8,856)
    Gas stored underground. . . . . . . . . . . . . . . . . .        (1,472)        (3,592)
    Accounts payable. . . . . . . . . . . . . . . . . . . . .        10,470         (2,433)
    Accrued taxes . . . . . . . . . . . . . . . . . . . . . .       (19,396)       (14,565)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .        15,183         19,128
  Changes in other assets and liabilities . . . . . . . . . .       (65,679)        26,520
      Net cash flows from operating activities  . . . . . . .       297,774        274,538

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .       208,064        249,510
  Sales of utility plant. . . . . . . . . . . . . . . . . . .          -            (1,723)
  Non-utility investments (net) . . . . . . . . . . . . . . .       523,373         18,488
  Corporate-owned life insurance policies . . . . . . . . . .        54,394         55,876
  Death proceeds of corporate-owned life insurance policies .       (19,343)          (854)
      Net cash flows used in investing activities . . . . . .       766,488        321,297

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .       318,785        108,315
  Bonds retired . . . . . . . . . . . . . . . . . . . . . . .       (16,135)          (105)
  Revolving credit agreement (net). . . . . . . . . . . . . .       125,000           -
  Other long-term debt issued . . . . . . . . . . . . . . . .           200           -
  Other mandatorily redeemable securities . . . . . . . . . .       220,000           -
  Redemption of preference stock. . . . . . . . . . . . . . .      (100,000)          -
  Borrowings against life insurance policies (net). . . . . .        46,688         48,390
  Repayment of borrowings against life insurance policies . .        (9,880)          (107)
  Common stock issued (net) . . . . . . . . . . . . . . . . .        31,008         26,707
  Dividends on preferred, preference and common stock . . . .      (147,665)      (136,870)
      Net cash flows from financing activities. . . . . . . .       468,001         46,330

NET DECREASE IN CASH AND CASH EQUIVALENTS. . . . . .. . . . .          (713)          (429)

CASH AND CASH EQUIVALENTS:
  Beginning of the period . . . . . . . . . . . . . . . . . .         1,682          2,111
  End of the period . . . . . . . . . . . . . . . . . . . . .   $       969     $    1,682

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized). . . . . . . . . . . . . . . . . . . . . . .   $   161,156     $  137,552
  Income taxes. . . . . . . . . . . . . . . . . . . . . . . .        82,149         88,020

The Notes to Consolidated Financial Statements are an integral part of these statements.

<Page8>

                     WESTERN RESOURCES, INC.
            CONSOLIDATED STATEMENTS OF CAPITALIZATION
                      (Dollars in Thousands)
                          (Unaudited)

                                                       September 30,      December 31,
                                                           1996               1995

COMMON STOCK EQUITY (see statement):
  Common stock, par value $5 per share,
    Authorized 85,000,000 shares, outstanding
    64,236,915 and 62,855,961 shares, respectively .    $  321,184        $  314,280
  Paid-in capital. . . . . . . . . . . . . . . . . .       729,716           697,962
  Retained earnings. . . . . . . . . . . . . . . . .       564,160           540,868
                                                         1,615,060  48%    1,553,110  48%

CUMULATIVE PREFERRED AND PREFERENCE STOCK:
  Preferred stock not subject to mandatory redemption,
    Par value $100 per share, authorized
    600,000 shares, outstanding -
      4 1/2% Series, 138,576 shares. . . . . . . . .        13,858            13,858
      4 1/4% Series, 60,000 shares . . . . . . . . .         6,000             6,000
      5% Series, 50,000 shares . . . . . . . . . . .         5,000             5,000
                                                            24,858            24,858
  Preference stock subject to mandatory redemption,
    Without par value, $100 stated value,
    Authorized 4,000,000 shares, outstanding -
      7.58% Series, 500,000 shares . . . . . . . . .        50,000            50,000
      8.50% Series, 1,000,000 shares . . . . . . . .          -              100,000
                                                            50,000           150,000
                                                            74,858   2%      174,858   6%

WESTERN RESOURCES OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED SECURITIES OF SUBSIDIARY TRUST
   HOLDING SOLELY COMPANY
   SUBORDINATED DEBENTURES. . . . . .  . . . . . . .       220,000   7%      100,000   3%


LONG-TERM DEBT:
  First mortgage bonds . . . . . . . . . . . . . . .       825,000           841,000
  Pollution control bonds. . . . . . . . . . . . . .       521,682           521,817
  Revolving credit agreements. . . . . . . . . . . .       125,000            50,000
  Other long-term debt . . . . . . . . . . . . . . .           200              -
  Less:
    Unamortized premium and discount (net) . . . . .         5,356             5,554
    Long-term debt due within one year . . . . . . .          -               16,000
                                                         1,466,526  43%    1,391,263  43%
Total Capitalization. . . . . . . . . . .. . . . . .    $3,376,444 100%   $3,219,231 100%


The Notes to Consolidated Financial Statements are an integral part of these statements.

<page9>

                     WESTERN RESOURCES, INC.
         CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY
                      (Dollars in Thousands)
                           (Unaudited)

                                                           Common      Paid-in     Retained
                                                            Stock      Capital     Earnings

BALANCE DECEMBER 31, 1994, 61,617,873 shares. . . . .    $308,089     $667,992     $498,374

Net income. . . . . . . . . . . . . . . . . . . . . .                               135,196

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                               (10,064)
  Common stock, $1.515 per share. . . . . . . . . . .                               (94,027)

Expenses on common stock. . . . . . . . . . . . . . .                     (693)
Issuance of 910,907 shares of common stock. . . . . .       4,555       22,845


BALANCE SEPTEMBER 30, 1995, 62,528,780 shares . . . .     312,644      690,144      529,479


Net income. . . . . . . . . . . . . . . . . . . . . .                                46,480

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                                (3,355)
  Common stock, $.505 per share . . . . . . . . . . .                               (31,736)

Expenses on common stock. . . . . . . . . . . . . . .                      (79)

Issuance of 327,181 shares of common stock. . . . . .       1,636        7,897


BALANCE DECEMBER 31, 1995, 62,855,961 shares. . . . .     314,280      697,962      540,868

Net income. . . . . . . . . . . . . . . . . . . . . .                               136,484


Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                               (13,609)
  Common stock, $1.545 per share. . . . . . . . . . .                               (98,336)

Issuance of 1,380,954 shares of common stock. . . . .       6,904       31,754       (1,247)

BALANCE SEPTEMBER 30, 1996, 64,236,915 shares . . . .    $321,184     $729,716     $564,160




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

     Cash Surrender Value of Life Insurance Contracts: The following amounts related to corporate-owned life insurance contracts (COLI) are recorded in Corporate-owned Life Insurance (net) on the Consolidated Balance Sheets:

                                               September 30,   December 31,
                                                   1996            1995
                                                   (Dollars in Millions)
         Cash surrender value of contracts. . .    $562.8        $479.9
         Borrowings against contracts . . . . .    (476.3)       (435.8)
                  COLI (net). . . . . . . . . .    $ 86.5        $ 44.1

<page11>

     Income is recorded for increases in cash surrender value and net death proceeds. Interest expense is recognized for COLI borrowings except for certain contracts entered into in 1993 and 1992. The net income generated from COLI contracts purchased prior to 1992 including the tax benefit of the interest deduction and premium expenses are recorded as Corporate-owned Life Insurance (net) on the Consolidated Statements of Income. The income from increases in cash surrender value and net death proceeds was $9.5 million, $19.7 million, and $29.6 million for the three, nine, and twelve months ended September 30, 1996, respectively, compared to $4.6 million, $12.7 million, and $16.7 million for the three, nine, and twelve months ended September 30, 1995, respectively. The interest expense deduction taken was $6.9 million, $20.8 million, and $27.6 million for the three, nine, and twelve months ended September 30, 1996, respectively, compared to $6.9 million, $18.5 million, and $24.1 million for the three, nine, and twelve months ended September 30, 1995, respectively.

     The COLI contracts entered into in 1993 and 1992 were established to mitigate the cost of postretirement and postemployment benefits. As approved by the KCC, the Company is using the net income stream generated by these COLI policies to offset the costs of postretirement and postemployment benefits. A significant portion of this income stream relates to the tax deduction currently taken for interest incurred on contract borrowings under these COLI policies. The amount of the interest deduction used to offset these benefits costs was $1.8 million, $5.7 million, and $8.0 million for the three, nine, and twelve months ended September 30, 1996, respectively, compared to $1.8 million, $4.7 million, and $6.0 million for the three, nine, and twelve months ended September 30, 1995, respectively.

     On August 2, 1996, Congress passed the Health Insurance Portability and Accountability Act of 1996 which was signed into law by President Clinton on August 21, 1996. This act eliminates tax benefits associated with the 1993 and 1992 COLI contracts after 1998. With the enactment of this legislation or should the income stream generated by the 1993 and 1992 COLI contracts not be sufficient to offset postretirement and postemployment benefit costs on an accrual basis, the KCC order allows the Company to seek recovery of a deficiency through the ratemaking process. Regulatory precedents established by the KCC generally permit the accrual costs of postretirement and postemployment benefits to be recovered in rates. The act has minimal impact on the Company's COLI contracts entered into prior to 1992. See Note 5 to the Consolidated Financial Statements of the Company's 1995 Form 10-K for additional disclosure.

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

     On April 22, 1996, KCPL's Board of Directors rejected the Company's proposal and announced its intention to proceed with a merger agreement entered into on January 19, 1996 with UtiliCorp United Inc. (UCU). Following the rejection of the April 14 offer, the Company filed proxy materials with the Securities and Exchange Commission (SEC) for use in soliciting proxies from KCPL shareholders against the approval of the UCU/KCPL merger. On April 22, 1996, the Company announced its intention to commence an offer to exchange shares of Company common stock for each KCPL share (the Offer) and filed with the SEC a registration statement on Form S-4 relating to such exchange offer. On July 3, the registration statement became effective and on July 8, exchange offer materials were mailed to KCPL shareholders. The Company's exchange offer for KCPL is set to expire at 5 p.m. EDT October 25, 1996 unless extended by the Company.
<page12>

     The number of shares of Company common stock to be delivered per KCPL share pursuant to the Offer would be equal to the quotient (rounded to the nearest 1/100,000) determined by dividing $31 by the average of the high and low sales prices of Company common stock on the New York Stock Exchange for each of the twenty consecutive trading days ending with the second trading day immediately preceding the expiration of the Offer (the Exchange Ratio), provided that the Exchange Ratio would not have been less than 0.91 nor greater than 0.985.

     On May 20, 1996, KCPL announced that it had reached a restructured merger agreement with UCU. On May 20, 1996 KCPL also filed suit against the Company and a KCPL shareholder in the Federal District Court for the Western District of Missouri (the Court) for a declaratory order, among other things, determining that the restructured transaction was legal pursuant to Missouri law, that its adoption was not a breach of fiduciary duty, and that a simple majority of shares voted would be required to approve the transaction rather than the vote of two-thirds of all outstanding shares required for approval of the original proposal.

     On August 2, 1996, the Court denied KCPL's request with respect to the requisite vote, holding a two-thirds vote of outstanding shares would be required to approve the restructured transaction. As a result, KCPL postponed the special shareholder meeting until August 16, 1996.

     On September 16, 1996, The Corporation Trust Company, the independent, third-party company hired by KCPL to count votes cast by KCPL shareowners at the KCPL August 16 special meeting, certified that of the 61.9 million KCPL shares outstanding, 23.5 million (or about 38%) voted for the UCU/KCPL merger. Consequently, KCPL terminated its merger agreement with UCU on September 17, 1996.

     The Company intends to acquire, after consummation of the Offer the remaining KCPL shares pursuant to a merger of the Company and KCPL (the "KCPL Merger").

     The Company has filed applications with the KCC, Missouri Public Service Commission (MPSC), and FERC seeking approval of the KCPL Merger. The Company will also need approval from the Nuclear Regulatory Commission (NRC). See
Note 4 for discussion of rate proceedings.

     The Company's proposal is designed to qualify as a pooling of interests for financial reporting purposes. Under this method, the recorded assets and liabilities of the Company and KCPL would be carried forward at historical amounts to a combined balance sheet. Prior period operating results and the consolidated statements of financial position, cash flows and capitalization would be restated to effect the combination for all periods presented.
<Page13>
     KCPL is a public utility company engaged in the generation, transmission, distribution, and sale of electricity to approximately 430,000 customers in western Missouri and eastern Kansas. KCPL and the Company have joint interests in certain electric generating assets, including Wolf Creek.

     Completion of the Offer and the KCPL Merger are subject to various conditions, including approvals from shareholders, regulatory and other governmental agencies.

     As of September 30, 1996, the Company estimates it has incurred approximately $28 million of transaction costs associated with the KCPL Merger. The Company anticipates expensing all of these costs upon either the closing or termination of the Offer.

     The KCPL Merger proposal contains certain analyses and statements with respect to the financial condition, results of operations and business of the Company following the consummation of the Offer and the KCPL Merger, including statements relating to the cost savings that will be realized from the KCPL Merger. Such analyses and statements include forward looking statements with respect to, among other things: (1) expected cost savings from the KCPL Merger; (2) normal weather conditions; (3) future national and regional economic and competitive conditions; (4) inflation rates; (5) regulatory treatment; (6) future financial market conditions; (7) interest rates; (8) future business decisions; and (9) other uncertainties, which though considered reasonable by the Company, are beyond the Company's control and difficult to predict.

3.  LEGAL PROCEEDINGS

     The Company and its subsidiaries are involved in various legal, environmental, and regulatory proceedings. Management believes that adequate provision has been made within the Consolidated Financial Statements for these other matters and accordingly believes their ultimate dispositions will not have a material adverse effect upon the Company's overall financial position or results of operations.


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

     KCC Rate Proceedings: On August 17, 1995, the Company and KGE filed three proceedings with the KCC. The first sought a $36 million increase in revenues from the Company's natural gas distribution business. In separate dockets, the Company and KGE filed with the KCC a request to more rapidly recover KGE's investment in its assets of Wolf Creek over the next seven years by increasing depreciation by $50 million each year and a request to reduce annual depreciation expense by approximately $11 million for electric transmission, distribution and certain generating plant assets to reflect the useful lives of these properties more accurately. The Company sought to reduce electric rates for KGE customers by approximately $8.7 million annually in each of the seven years of accelerated Wolf Creek depreciation.
<Page14>

     On April 15, 1996, the KCC issued an order allowing a revenue increase of $33.8 million in the Company's natural gas distribution business. On May 3, 1996, the Company filed a Petition for Reconsideration and on July 11, 1996, the KCC issued its Order On Reconsideration allowing the revenue to be increased to $34.4 million.

     On May 23, 1996, the Company implemented an $8.7 million electric rate reduction to KGE customers on an interim basis. On October 22, 1996, the Company, the KCC Staff, the City of Wichita, and the Citizens Utility Ratepayer Board filed an agreement at the KCC whereby the Company's retail electric rates would be reduced, subject to approval by the KCC. Under the agreement, on February 1, 1997, KGE's rates would be reduced by $36.3 million and the May, 1996 interim reduction would become permanent. KGE's rates would be reduced by another $10 million effective June 1, 1998, and again on June 1, 1999. KPL's rates would be reduced by $10 million effective February 1, 1997. Two one-time rebates of $5 million would be credited to the Company's customers in January 1998 and 1999. The agreement also fixes annual savings from the merger with KGE at $40 million, of which approximately $13 million is to be allocated to amortization of the KGE merger acquisition premium approved by the KCC and the remainder to be divided equally between shareholders and customers.

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

     FERC Proceedings: On August 22, 1996, the Company filed an application with the FERC under section 203 of the Federal Power Act requesting an order approving its proposal to merge with KCPL.

5.  COMMITMENTS AND CONTINGENCIES

     Manufactured Gas Sites: The Company has been associated with 15 former manufactured gas sites located in Kansas which may contain coal tar and other potentially harmful materials. The Company and the Kansas Department of Health and Environment (KDHE) entered into a consent agreement governing all future work at the 15 sites. The terms of the consent agreement will allow the Company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. The prioritized sites will be investigated over a 10 year period. The agreement will allow the Company to set mutual objectives with the KDHE in order to expedite effective response activities and to control costs and environmental impact. The costs incurred for site investigation and risk assessment in 1995 were minimal. The Company is aware of other Midwestern utilities which have incurred remediation costs ranging between $500,000 and $14 million per site. The KCC has permitted another Kansas utility to recover its remediation costs through rates. To the extent that such remediation costs are not recovered through rates, the costs could be material to the Company's financial position or results of operations depending on the degree of remediation required and number of years over which the remediation must be completed.
<page15>

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

     The nitrogen oxides and toxic limits, which were not set in the law, were proposed by the EPA in January 1996. The Company is currently evaluating the steps it will need to take in order to comply with the proposed new rules, but is unable to determine its compliance options or related compliance costs, which could be substantial, until the evaluation is finished. The Company will have three years to comply with the new rules.

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

     Decommissioning costs are being charged to operating expenses in accordance with the KCC order. Electric rates charged to customers provide for recovery of these decommissioning costs over the life of Wolf Creek. Amounts expensed approximated $3.6 million in 1995 and will increase annually to $5.5 million in 2024. These expenses are deposited in an external trust fund. The average after tax expected return on trust assets is 5.9%
<Page16>

     The Company's investment in the decommissioning fund, including reinvested earnings approximated $30.6 million and $25.1 million at September 30, 1996 and December 31, 1995, respectively. Trust fund earnings accumulate in the fund balance and increase the recorded decommissioning liability.
These amounts are reflected in Decommissioning Trust, and the related liability is included in Deferred Credits and Other Liabilities, Other, on the Consolidated Balance Sheets.

     The staff of the SEC has questioned certain current accounting practices used by nuclear electric generating station owners regarding the recognition, measurement, and classification of decommissioning costs for nuclear electric generating stations. In response to these questions, the Financial Accounting Standards Board is expected to issue new accounting standards for removal costs, including decommissioning, in 1997. If current electric utility industry accounting practices for such decommissioning costs are changed: (1) annual decommissioning expenses could increase, (2) the estimated present value of decommissioning costs could be recorded as a liability rather than as accumulated depreciation, and (3) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a
reduction to decommissioning expense.   When revised accounting guidance is
issued, the Company will also have to evaluate its effect on accounting for removal costs of other long-lived assets. The Company is not able to predict what effect such changes would have on results of operations, financial position, or related regulatory practices until the final issuance of revised accounting guidance, but such effect could be material.

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

     Nuclear Insurance: The Price-Anderson Act limits the combined public liability of the owners of nuclear power plants to $8.9 billion for a single nuclear incident. If this liability limitation is insufficient, the U.S. Congress will consider taking whatever action is necessary to compensate the public for valid claims. The Wolf Creek owners (Owners) have purchased the maximum available private insurance of $200 million and the balance is provided by an assessment plan mandated by the NRC. Under this plan, the Owners are jointly and severally subject to a retrospective assessment of up to $79.3 million ($37.3 million, Company's share) in the event there is a major nuclear incident involving any of the nation's licensed reactors. This assessment is subject to an inflation adjustment based on the Consumer Price Index and applicable premium taxes. There is a limitation of $10 million ($4.7 million, Company's share) in retrospective assessments per incident, per year.
<page17>
     The Owners carry decontamination liability, premature decommissioning liability, and property damage insurance for Wolf Creek totaling approximately $2.8 billion ($1.3 billion, Company's share). This insurance is provided by a combination of "nuclear insurance pools" ($500 million) and Nuclear Electric Insurance Limited (NEIL) ($2.3 billion). In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination. The Company's share of any remaining proceeds can be used for property damage or premature decommissioning costs up to $1.3 billion (Company's share). Premature decommissioning insurance cost recovery is excess of funds previously collected for decommissioning (as discussed under "Decommissioning").

     The Owners also carry additional insurance with NEIL to cover costs of replacement power and other extra expenses incurred during a prolonged outage resulting from accidental property damage at Wolf Creek. If losses incurred at any of the nuclear plants insured under the NEIL policies exceed premiums, reserves, and other NEIL resources, the Company may be subject to retrospective assessments under the current policies of approximately $11 million per year. Effective November 15, 1996, the Company's potential retrospective assessment will be reduced to $8 million per year.

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


6.  INCOME TAXES

     Total income tax expense included in the Consolidated Statements of Income reflects the Federal statutory rate of 35%. The Federal statutory rate produces effective income tax rates of 37.4%, 34.9%, and 34.7% for the three, nine, and twelve month periods ended September 30, 1996 compared to 37.0%, 34.9%, and 34.7% for the three, nine, and twelve month periods ended September 30, 1995. The effective income tax rates vary from the Federal statutory rate due to permanent differences, including the amortization of investment tax credits, and accelerated amortization of certain deferred income taxes.
<page18>

7.  INVESTMENTS

     During 1996, the Company has purchased approximately 34 million common shares of ADT Limited (ADT) for approximately $500 million. The shares purchased represent approximately 24% of ADT's common equity. Goodwill of approximately $295 million is associated with this investment and is being amortized over 40 years. The Company accounts for this investment using the equity method and includes the investment in net non-utility investments on the accompanying Consolidated Balance Sheets.

     On July 1, 1996, ADT and Republic Industries, Inc. (Republic) announced plans to combine, in which ADT would become a wholly-owned subsidiary of Republic. On September 30, 1996, the agreement between ADT and Republic was terminated.
<page19>

                     WESTERN RESOURCES, INC.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following Management's Discussion and Analysis of Financial
Condition and Results of Operations should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1995 Annual Report on Form 10-K. The following updates the information provided in the 1995 Annual Report on Form 10-K and analyzes certain changes in the results of operations between the three, nine, and twelve month periods ended September 30, 1996 and comparable periods of 1995.

     Certain matters discussed in this Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rate and other regulatory matters, the pending KCPL Merger, liquidity and capital resources, interest rates, changing weather conditions, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as electric utility restructuring, including the ongoing state and federal activities; future economic conditions; developments in the legislative, regulatory and competitive markets in which the Company operates; and other circumstances affecting anticipated revenues and costs.

FINANCIAL CONDITION

     General: Net income for the third quarter of 1996 was $62.9 million, down from net income of $71.9 million for the same period of 1995. The Company earned $0.87 per share of common stock for the third quarter of 1996, a decrease of $0.23 per share from the third quarter of 1995. Operating revenues were $490 million and $470 million for the three months ended September 30, 1996 and 1995, respectively.

     Net income for the nine and twelve months ended September 30, 1996, was $136.5 million and $183.0 million, respectively, compared to $135.2 million and $168.6 million for the same periods of 1995. The Company earned $1.93 and $2.62 per share of common stock, respectively, for the nine and twelve months ended September 30, 1996 compared to $2.02 and $2.51 for the comparable periods of 1995. Operating revenues were $1.5 billion and $1.9 billion for the nine and twelve months ended September 30, 1996, respectively. These revenues compare to $1.3 billion and $1.7 billion for the same periods of 1995.

     The changes in net income and operating revenues are primarily due to the reasons discussed below in Results of Operations. The earnings per share for the three months ended September 30, 1996 have decreased compared to prior year due to decreased sales in all retail customer classes compared to last year. The earnings per share for the nine months ended September 30, 1996 as compared to prior year reflect an increase of two million shares outstanding. Earnings per share for the twelve months ended September 30, 1996 have increased compared to prior year due to increased electric and gas sales.
<page20>
     A quarterly dividend of $0.515 per share was declared in the third quarter of 1996, for an indicated annual rate of $2.06 per share. The book value per share was $25.14 at September 30, 1996, up from $24.71 at December
31, 1995.   There were 64,161,329 and 62,243,794 average shares outstanding for the third quarter of 1996 and 1995, respectively.

     As of September 30, 1996, the Company estimates it has incurred approximately $28 million of transaction costs associated with the KCPL Merger. The Company anticipates expensing all of these costs upon either the closing or termination of the Offer. (See Note 2 of the Notes to Consolidated Financial Statements for additional information on the proposed KCPL Merger.)

     Liquidity and Capital Resources: The Company's short-term financing requirements are satisfied, as needed, through the sale of commercial paper, short-term bank loans and borrowings under unsecured lines of credit maintained with banks. At September 30, 1996, short-term borrowings amounted to $646 million, of which $252 million was commercial paper. Short-term debt increased from December 31, 1995 primarily as a result of the Company's purchase of an approximate 24% common equity interest in ADT. (See Note 7 for further discussion of the Company's investment in ADT.)

     At September 30, 1996, the Company had short-term bank credit arrangements available of $423 million, of which $200 million was outstanding. On October 11, 1996, the Company increased its bank credit arrangements available to $523 million.

     During the third quarter, the Company borrowed $125 million under its revolving credit agreement.

     On July 1, 1996, all shares of the Company's 8.50% Preference Stock due 2016 were redeemed.

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

     The securities are shown as Western Resources Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust holding solely Subordinated Debentures (Other Mandatorily Redeemable Securities) on the Consolidated Balance Sheets and Consolidated Statements of Capitalization. See Note 7 of the Company's 1995 Annual Report on Form 10-K for additional information.
<page21>
RESULTS OF OPERATIONS

     Revenues: The Company's revenues vary with levels of usage as a result of changing weather conditions during comparable periods and are sensitive to seasonal fluctuations between consecutive periods. Future electric and natural gas sales will continue to be affected by weather conditions, competing fuel sources, wholesale demand, and the overall economy of the Company's service area.

     The following table reflects changes in electric sales for the three, nine and twelve months ended September 30, 1996 from the comparable periods of 1995.

     Increase (Decrease) in electric sales volumes:

                                       3 Months     9 Months      12 Months
                                         ended        ended         ended
         Residential                   (10.3)%         2.8%          3.0%
         Commercial                     (3.6)%         3.4%          2.5%
         Industrial                     (3.6)%         0.8%          1.5%
         Total retail sales             (6.0)%         2.3%          2.3%

         Wholesale and interchange       41.9%        39.7%         35.5%
         Total electric sales             2.6%         9.5%          8.7%

     Electric revenues decreased four percent for the three months ended September 30, 1996 compared to 1995. The decrease is largely due to decreased residential sales as mild summer temperatures decreased the demand for air conditioning load, compared to last year. The Company's service territory experienced a 23% decrease in the number of cooling degree days during the third quarter of 1996, as compared to the third quarter of 1995 and a 17% lower than normal number of cooling degree days.

     Electric revenues were higher four percent and three percent, respectively for the nine and twelve months ended September 30, 1996 compared to the same periods of 1995. The increase was due to higher sales in the residential and commercial customer classes and wholesale and interchange as a result of warmer spring and colder winter temperatures experienced during the first six months of 1996 compared to 1995.

     The following table reflects changes in natural gas sales for the three, nine, and twelve months ended September 30, 1996 from the comparable periods of 1995.

     Increase (Decrease) in natural gas sales volumes:

                                       3 Months     9 Months      12 Months
                                         ended        ended         ended
         Residential                      1.8%        12.1%         11.3%
         Commercial                    (48.4)%       (0.8)%        (3.0)%
         Industrial                    (32.7)%      (16.7)%       (15.3)%
         Transportation                (15.6)%       (7.5)%       (10.1)%
         Total Deliveries                 1.5%         3.7%          5.0%
<page22>

     Natural gas revenues increased 25% for the three months ended September 30, 1996 compared to September 30, 1995 as a result of as available gas sales (See the Company's 1995 Annual Report on Form 10-K for additional explanation of as available gas sales). Natural gas revenues increased 28% for both the nine and twelve months ended September 30, 1996 compared to the same periods of 1995 as a result of colder winter temperatures. Natural gas revenues for all periods ending September 30, 1996 were also higher due to the gas revenue increase ordered by the KCC on July 11, 1996. (For additional information on the gas rate increase, see Note 4 of the Notes to Consolidated Financial Statements.)

     Operating Expenses: The amortization of the acquisition adjustment related to the KGE merger, increased natural gas purchases as a result of increased as-available gas sales, and increases in other operations expenses attributable to increased activity and expansion in the Company's unregulated subsidiaries resulted in operating expense increasing 7% for the three months ended September 30, 1996. The increase in operating expenses was partially offset by decreased maintenance expense and income tax expense for the three months ended September 30, 1996.

     Total operating expenses increased 18% and 17% for the nine and twelve months ended September 30, 1996 compared to the same periods of 1995. Increases in these periods are primarily attributable to the amortization of the acquisition adjustment related to the KGE merger and increased fuel expense, purchased power, and natural gas purchases due to Wolf Creek having been taken off-line for its eighth refueling and maintenance outage during the first quarter of 1996. Also contributing to the increases in fuel and purchased power expenses was the increase in net generation due to the increase in customer demand for air conditioning load during the second quarter of 1996. The increase in operating expenses was partially offset by decreased maintenance expense and income tax expense for both periods.

     The amortization of the acquisition adjustment associated with the Company's 1992 acquisition of KGE, which began in August 1995, amounted to $5.0 million, $15.0 million, and $20.0 million for the three, nine, and twelve months ended September 30, 1996, respectively.

     Other Income and Deductions: Other income and deductions, net of taxes, increased $5.2 million, $8.1 million, and $22.4 million for the three, nine, and twelve months ended September 30, 1996 compared to same periods of 1995. These increases are attributable to earnings from subsidiary investments.

     Interest Charges and Preferred and Preference Dividend Requirements:
Total interest charges increased 27%, 17%, and 12% for the three, nine, and twelve months ended September 30, 1996 from the comparable periods in 1995, respectively. The increases for the three and nine months ended interest charges reflects interest paid on higher short-term debt balances and balances under the Company's revolving credit agreement. The increase in the twelve months interest charges was a result of interest paid on higher short-term debt balances and distributions on mandatorily redeemable preferred securities. See discussion above in Liquidity and Capital Resources regarding higher short-term debt balances.
<page23>

                    WESTERN RESOURCES, INC.
                  Part II  Other Information

Item 5.  Other Information

     Proposed Merger with Kansas City Power & Light Company: See Note 2 of the Notes to Consolidated Financial Statements.

     Rate Plans: See Note 4 of the Consolidated Financial Statements.

     Investments: See Note 7 of the Consolidated Financial Statements.

     Plans to Partner with China Power International Holdings Ltd. (CPI): On September 18, 1996, the Company announced its plans to partner with CPI in several power development projects. The agreement, which may involve an initial investment of up to $100 million, includes acquiring an interest in seven power plants and the option to expand the capacity of existing plants in the Peoples' Republic of China.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

          Exhibit 12 -   Computation of Ratio of Consolidated Earnings to
                         Fixed Charges for 12 Months Ended September 30,
                         1996 (filed electronically)

          Exhibit 27 -   Financial Data Schedule (filed electronically)

          Exhibit 99 -   Kansas Gas and Electric Company's Quarterly
                         Report on Form 10-Q for the quarter ended
                         September 30, 1996 (filed electronically)

     (b) Reports on Form 8-K:

          Form 8-K dated July 23, 1996 - 6/30/96 earnings release.

          Form 8-K dated July 26, 1996 - Press release about KCC Staff and the Company reaching agreement in rate case.

          Form 8-K dated October 24, 1996 - Press release about KCC Staff and the Company reaching an amended agreement in rate case.
<page24>

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Western Resources, Inc.



Date        October 25, 1996           By         /s/ S. L. KITCHEN

                                       S. L. Kitchen, Executive Vice President
                                              and Chief Financial Officer



Date        October 25, 1996          By     /s/ JERRY D. COURINGTON
                                                Jerry D. Courington,
                                                    Controller
<page25>