Form 10-K
period 1996-12-31
WESTERN RESOURCES INC /KS
filed 1997-03-20
CIK 54507

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K
      [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ( )

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Approximately $1,897,474,000 of Common Stock and $11,398,000 of Preferred Stock (excluding the 4 1/4% Series of Preferred Stock for which there is no readily ascertainable market value) at March 18, 1996.

Indicate the number of shares outstanding of each of the registrant's classes of common stock.

Common Stock, $5.00 par value                             64,872,146
         (Class)                               (Outstanding at March 19, 1997)

                         Documents Incorporated by Reference:
     Part                              Document

     III Items 10-13 of the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 29, 1997.<page1>
                     WESTERN RESOURCES, INC.
                            FORM 10-K
                        December 31, 1996

                        TABLE OF CONTENTS

      Description                                                        Page

PART I
     Item 1.  Business                                                    3

     Item 2.  Properties                                                 21

     Item 3.  Legal Proceedings                                          23
     Item 4.  Submission of Matters to a Vote of
               Security Holders                                           24

PART II
     Item 5.  Market for Registrant's Common Equity and
                Related Stockholder Matters                              24

     Item 6.  Selected Financial Data                                    26
     Item 7.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                               27

     Item 8.  Financial Statements and Supplementary Data                39

     Item 9.  Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                   75

PART III
     Item 10. Directors and Executive Officers of the
                Registrant                                               75

     Item 11. Executive Compensation                                     75

     Item 12. Security Ownership of Certain Beneficial
                Owners and Management                                    75

     Item 13. Certain Relationships and Related Transactions             75

PART IV
     Item 14. Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                      76

     Signatures                                                          80
 <page2>





                              PART I

ITEM 1.  BUSINESS


GENERAL

   The company and its wholly-owned subsidiaries, include KPL, a rate-regulated electric and gas division of the company, KGE, a rate-regulated electric utility and wholly-owned subsidiary of the company, Westar Security, Inc., a wholly-owned subsidiary which provides monitored electronic security services, Westar Energy, Inc., a wholly-owned subsidiary which provides non-regulated energy services, Westar Capital, Inc., a wholly-owned subsidiary which holds equity investments in technology, electronic monitored security and energy-related companies, The Wing Group
Ltd (The Wing Group), a wholly-owned developer of international power projects, and Mid Continent Market Center, Inc. (Market Center), a regulated gas transmission service provider. KGE owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek Generating Station (Wolf Creek). Corporate headquarters of the company is located at 818
Kansas Avenue, Topeka, Kansas 66612. At December 31, 1996, the company had 5,960 employees.

   The company is an investor-owned holding company. The company is engaged principally in the production, purchase, transmission, distribution and sale of electricity and the delivery and sale of natural gas. The company serves approximately 606,000 electric customers in eastern and central Kansas and approximately 650,000 natural gas customers in Kansas and northeastern Oklahoma. The company's non-utility subsidiaries market natural gas primarily to large commercial and industrial customers, provide electronic monitoring security services, and provide other energy-related products and services.

   On February 7, 1997, Kansas City Power & Light Company (KCPL) and the company entered into an agreement whereby KCPL would be merged with and into the company. The merger agreement provides for a tax-free, stock-for-stock transaction valued at approximately $2 billion. Under the terms of the agreement, KCPL shareowners will receive $32 of company common stock per KCPL share, subject to an exchange ratio collar of not less than 0.917 and no more than 1.100 common shares. Consummation of the KCPL Merger is subject to customary conditions including obtaining the approval of KCPL's and the company's shareowners and various regulatory agencies. See Note 2 of Notes to Consolidated Financial Statements (Notes) for more information regarding the proposed merger with KCPL.

         On December 12, 1996, the company and ONEOK Inc. (ONEOK) announced an agreement to form a strategic alliance combining the natural gas assets of both companies. Under the agreement for the proposed strategic alliance, the company will contribute its natural gas business to a new company (New ONEOK) in exchange for a 45% equity interest. The recorded net property value being contributed at December 31, 1996 is estimated at $600 million. No gain or loss is expected to be recorded as a result of the proposed transaction. The proposed transaction is subject to satisfaction of customary conditions, including approval by ONEOK shareowners and regulatory authorities. The company is working towards consummation of the transaction during the second half of 1997. See Note 6 for more information regarding this strategic alliance.

         During 1996, the company purchased approximately 38 million common shares
<page3>

of ADT Limited, Inc. (ADT) for approximately $589 million. The shares purchased represent approximately 27% of ADT's common equity making the company the largest shareowner of ADT. ADT's principal business is providing electronic security services.

         On December 18, 1996, the company announced its intention to offer to exchange $22.50 in cash ($7.50) and shares ($15.00) of the company's common stock for each outstanding common share of ADT not already owned by the company or its subsidiaries (ADT Offer). The value of the ADT Offer, assuming the company's average stock price prior to closing is above $29.75 per common share, is approximately $3.5 billion, including the company's existing investment in ADT. Following completion of the ADT Offer, the company presently intends to propose and seek to have ADT effect an amalgamation, pursuant to which a newly created subsidiary of the company incorporated under
the laws of Bermuda will amalgamate with and into ADT (Amalgamation).   Based
upon the closing stock price of the company on March 13, 1997, approximately
60.1 million shares of company common stock would be issuable pursuant to the acquisition of ADT. However, the actual number of shares of company common stock that would be issuable in connection with the ADT Offer and the Amalgamation will depend on the exchange ratio and the number of shares validly tendered prior to the expiration date of the ADT Offer and the number of shares of ADT outstanding at the time the Amalgamation is completed.

         On March 3, 1997, the company announced a change in the ADT Offer. Under the terms of the revised ADT Offer, ADT shareowners would receive $10 cash plus 0.41494 of a share of company common stock for each share of ADT tendered not already owned by the company, based on the closing price of the company's common stock on March 13, 1997. ADT shareowners would not, however, receive more than 0.42017 shares of company common stock for each ADT common share.

         Concurrent with the announcement of the ADT Offer on December 18, 1996, the company filed a registration statement on Form S-4 with the Securities and Exchange Commission (SEC) related to the ADT Offer. On March 14, 1997, the registration statement was declared effective by the SEC. The expiration date of the ADT Offer is 5 p.m., EDT, April 15, 1997, and may be extended from time to time by the company until the various conditions to the ADT Offer have been satisfied or waived. The ADT Offer will be subject to the approval of ADT and company shareowners.

         On March 17, 1997, ADT announced that it had entered into a definitive merger agreement pursuant to which Tyco International Ltd. (Tyco), a diversified manufacturer of industrial and commercial products, would effectively acquire ADT in a stock for stock transaction valued at $5.6 billion, or approximately $29 per ADT share of common stock.

         On March 18, 1997, the company issued a press release indicating that it had mailed the details of the ADT Offer to ADT shareowners and that it would be reviewing the Tyco offer as well as considering its alternatives to such offer and assessing its rights as an ADT shareowner. See Note 3 for more information regarding this investment and the proposed ADT Offer.

         On December 31, 1996, the company purchased the assets and assumed certain liabilities comprising Westinghouse Security Systems, Inc. (WSS), a monitored security service provider with over 300,000 accounts in the United States. The company paid $358 million in cash, subject to adjustment. See
Note 4 for further information.
<page4>

         In February of 1996 the company purchased The Wing Group. See Note 4 for further information.

         The electric utility industry in the United States is rapidly evolving from an historically regulated monopolistic market to a dynamic and competitive integrated marketplace. The 1992 Energy Policy Act (Act) began the process of deregulation of the electricity industry by permitting the Federal Energy Regulatory Commission (FERC) to order electric utilities to allow third parties to sell electric power to wholesale customers over their transmission systems. Since that time, the wholesale electricity market has become increasingly competitive as companies begin to engage in nationwide power brokerage. In addition, various states including California and New
York have taken active steps toward allowing retail customers to purchase electric power from third-party providers. In 1996, the Kansas Corporation Commission (KCC) initiated a generic docket to study electric restructuring issues. A retail wheeling task force has been created by the Kansas Legislature to study competitive trends in retail electric services. During the 1997 session of the Kansas Legislature, bills have been introduced to increase competition in the electric industry. Among the matters under consideration is the recovery by utilities of costs in excess of competitive cost levels. There can be no assurance at this time that such costs will be recoverable if open competition is initiated in the electric utility market.

         For further discussion regarding competition and the potential impact on the company, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Other Information, Competition and Enhanced Business Opportunities.

         On July 1, 1995, the company established Market Center which provides natural gas transportation, storage, and gathering services, as well as balancing and title transfer capability. The company contributed certain natural gas transmission assets having a net book value of approximately $50 million to the Market Center. Market Center provides no notice natural gas transportation and storage services to the company under a long-term contract.
  When the alliance with ONEOK is completed, the Market Center will be transferred to New ONEOK.

         On January 31, 1994, the company sold substantially all of its Missouri natural gas distribution properties and operations to Southern Union Company (Southern Union) for $404 million. The company sold the remaining Missouri properties to United Cities Gas Company (United Cities) for $665,000 on
February 28, 1994. The properties sold to Southern Union and United Cities are referred to herein as the "Missouri Properties."

         During the first quarter of 1994, the company recognized a gain of approximately $19.3 million, net of tax, on the sales of the Missouri Properties. As of the respective dates of the sales of the Missouri Properties, the company ceased recording the results of operations, and removed the assets and liabilities from the Consolidated Balance Sheets related to the Missouri Properties.

         The following table reflects the approximate operating revenues and operating income included in the company's consolidated results of operations for the year ended December 31, 1994, related to the Missouri Properties:
<page5>

                                               1994
                                                 Percent
                                                 of Total
                                         Amount  Company
                                 (Dollars in Thousands, Unaudited)
  Operating revenues. . . . . . . . . . $ 77,008    4.8%
  Operating income. . . . . . . . . . .    4,997    1.9%

         Separate audited financial information was not kept by the company for the Missouri Properties. This unaudited financial information is based on assumptions and allocations of expenses of the company as a whole.

         On March 31, 1992, the company through its wholly-owned subsidiary KCA Corporation (KCA) acquired all of the outstanding common and preferred stock of Kansas Gas and Electric Company. Simultaneously, KCA and Kansas Gas and Electric Company merged and adopted the name Kansas Gas and Electric Company
(KGE).

         The following information includes the operations of KGE since March 31, 1992 and excludes the activities related to the Missouri Properties following the sales of those properties in the first quarter of 1994.

         The percentages of Total Operating Revenues and Operating Income Before Income Taxes attributable to the company's electric and regulated natural gas operations for the past five years were as follows:

                           Total                       Operating Income
                     Operating Revenues               Before Income Taxes
                               Regulated                         Regulated
      Year        Electric    Natural Gas           Electric    Natural Gas
      1996           69%          31%                  90%          10%
      1995           73%          27%                  98%           2%
      1994           69%          31%                  97%           3%
      1993           58%          42%                  85%          15%
      1992           57%          43%                  89%          11%

         The difference between the percentage of electric operating revenues to total operating revenues and the percentage of electric operating income to total operating income as compared to the same percentages for regulated natural gas operations is due to the company's level of investment in plant and its fuel costs in each of these segments. The reduction in the percentages for the regulated natural gas operations in 1994 is due to the sales of the Missouri Properties.

         The amount of the company's plant in service (net of accumulated depreciation) at December 31, for each of the past five years was as follows:


          Year          Electric          Natural Gas          Total
                                    (Dollars in Thousands)
          1996         $3,669,662          $554,561         $4,224,223
          1995          3,676,576           525,431          4,202,007
          1994          3,676,347           496,753          4,173,100
          1993          3,641,154           759,619          4,400,773
          1992          3,645,364           696,036          4,341,400
<page6>

         Under the agreement for the proposed strategic alliance with ONEOK, the company will contribute its natural gas business to New ONEOK in exchange for a 45% equity interest. See Note 2 for further information.


ELECTRIC OPERATIONS

General

         The company supplies electric energy at retail to approximately 606,000 customers in 462 communities in Kansas. These include Wichita, Topeka, Lawrence, Manhattan, Salina, and Hutchinson. The company also supplies electric energy at wholesale to the electric distribution systems of 67 communities and 5 rural electric cooperatives. The company has contracts for the sale, purchase or exchange of electricity with other utilities. The company also receives a limited amount of electricity through parallel generation.

         The company's electric sales for the last five years were as follows (includes KGE since March 31, 1992):

                      1996        1995        1994         1993        1992
                                      (Thousands of MWH)
  Residential        5,265       5,088       5,003        4,960       3,842
  Commercial         5,667       5,453       5,368        5,100       4,473
  Industrial         5,622       5,619       5,410        5,301       4,419
  Wholesale and
    Interchange      5,908       4,012       3,899        4,525       3,028
  Other                105         108         106          103          91
    Total           22,567      20,280      19,786       19,989      15,853


         The company's electric revenues for the last five years were as follows (includes KGE since March 31, 1992):

                    1996         1995         1994        1993         1992

                                  (Dollars in Thousands)
  Residential   $ 403,588   $  396,025   $  388,271   $  384,618     $296,917
  Commercial      351,806      340,819      334,059      319,686      271,303
  Industrial      262,989      268,947      265,838      261,898      211,593
  Wholesale and
    Interchange   143,380      104,992      106,243      118,401       98,183
  Other            35,670       35,112       27,370       19,934        4,889
    Total      $1,197,433   $1,145,895   $1,121,781   $1,104,537     $882,885


Capacity

         The aggregate net generating capacity of the company's system is presently 5,312 megawatts (MW). The system comprises interests in 22 fossil fueled steam generating units, one nuclear generating unit (47% interest), seven combustion peaking turbines and two diesel generators located at eleven generating stations. Two units of the 22 fossil fueled units (aggregating 100 MW of capacity) have been "mothballed" for future use (See Item 2. Properties).

         The company's 1996 peak system net load occurred July 19, 1996 and amounted to 3,997 MW. The company's net generating capacity together with power available
<page7>

from firm interchange and purchase contracts, provided a capacity margin of approximately 18% above system peak responsibility at the time of the peak.
         The company and twelve companies in Kansas and western Missouri have agreed to provide capacity (including margin), emergency and economy services for each other. This arrangement is called the MOKAN Power Pool. The pool participants also coordinate the planning of electric generating and transmission facilities.

         The company is one of 60 members of the Southwest Power Pool (SPP). SPP's responsibility is to maintain system reliability on a regional basis. The region encompasses areas within the eight states of Kansas, Missouri, Oklahoma, New Mexico, Texas, Louisiana, Arkansas, and Mississippi.

         In 1994, the company joined the Western Systems Power Pool (WSPP). Under this arrangement, over 156 electric utilities and marketers throughout the western United States have agreed to market energy and to provide transmission services. WSPP's intent is to increase the efficiency of the interconnected power systems operations over and above existing operations. Services available include short-term and long-term economy energy transactions, unit commitment service, firm capacity and energy sales, energy exchanges, and transmission service by intermediate systems.

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

Future Capacity

         The company does not contemplate any significant expenditures in connection with construction of any major generating facilities for the next five years. (See Item 7. Management's Discussion and Analysis, Liquidity and Capital Resources).

Fuel Mix

         The company's coal-fired units comprise 3,295 MW of the total 5,312 MW of generating capacity and the company's nuclear unit provides 547 MW of capacity. Of the remaining 1,470 MW of generating capacity, units that can burn either natural gas or oil account for 1,386 MW, and the remaining units which burn only diesel fuel account for 84 MW (See Item 2. Properties).

         During 1996, low sulfur coal was used to produce 81% of the company's electricity. Nuclear produced 16% and the remainder was produced from natural gas, oil, or diesel fuel. During 1997, based on the company's estimate of the availability of fuel, coal will be used to produce approximately 80% of the company's electricity and nuclear will be used to produce approximately 16%.
<page8>

         The company's fuel mix fluctuates with the operation of nuclear powered Wolf Creek which has an 18-month refueling and maintenance schedule. The 18-month schedule permits uninterrupted operation every third calendar year. Wolf Creek was taken off-line on February 3, 1996 for its eighth refueling and maintenance outage which lasted approximately 60 days during which time electric demand was met primarily by the company's coal-fired generating units.

Nuclear

         The owners of Wolf Creek have on hand or under contract 70% of the uranium requirements for operation of Wolf Creek through the year 2003. The balance is expected to be obtained through spot market and contract purchases. The company has four contracts with the following companies for uranium: Cameco Corporation, Geomex Minerals, Inc., and Power Resources, Inc.

         A contractual arrangement is in place with Cameco Corporation for the conversion of uranium to uranium hexafluoride sufficient for the operation of Wolf Creek through the year 2001.

         The company has two active contracts for uranium enrichment performed by Urenco and USEC. Contracted arrangements cover 82% of Wolf Creek's uranium enrichment requirements for operation of Wolf Creek through March 2005. The balance is expected to be obtained through spot market and term contract purchases.

         The company has entered into all of its uranium, uranium hexaflouride and uranium enrichment arrangements during the ordinary course of business and is not substantially dependent upon these agreements. The company believes there are other suppliers available at reasonable prices to replace, if necessary, these contracts. In the event that the company were required to replace these contracts, it would not anticipate a substantial disruption of its business.

         The Nuclear Waste Policy Act of 1982 established schedules, guidelines and responsibilities for the Department of Energy (DOE) to develop and construct repositories for the ultimate disposal of spent fuel and high-level waste.
The DOE has not yet constructed a high-level waste disposal site and has announced that a permanent storage facility may not be in operation prior to 2010 although an interim storage facility may be available earlier. Wolf
Creek contains an on-site spent fuel storage facility which, under current regulatory guidelines, provides space for the storage of spent fuel through 2005 while still maintaining full core off-load capability. The company is currently investigating spent fuel storage options which should provide enough additional storage space through at least 2020 while still maintaining full core off-load capability. The company believes adequate additional storage space can be obtained as necessary.

         Additional information with respect to insurance coverage applicable to the operations of the company's nuclear generating facility is set forth in
Note 8 of the Notes to Consolidated Financial Statements.

Coal

         The three coal-fired units at Jeffrey Energy Center (JEC) have an aggregate capacity of 1,824 MW (company's 84% share) (See Item 2. Properties). The company has a long-term coal supply contract with Amax Coal West, Inc.
(AMAX), a subsidiary of Cyprus Amax Coal Company, to supply low sulfur coal to JEC from AMAX's Eagle Butte Mine or an alternate mine source of AMAX's Belle Ayr Mine,
<page9>

both located in the Powder River Basin in Campbell County, Wyoming. The contract expires December 31, 2020. The contract contains a schedule of minimum annual delivery quantities based on MMBtu provisions. The coal to be supplied is surface mined and has an average Btu content of approximately 8,300 Btu per pound and an average sulfur content of .43 lbs/MMBtu (See Environmental Matters). The average delivered cost of coal for JEC was approximately $1.10 per MMBtu or $18.70 per ton during 1996.

         Coal is transported from Wyoming under a long-term rail transportation contract with Burlington Northern (BN) and Union Pacific (UP) to JEC through December 31, 2013. Rates are based on net load carrying capabilities of each rail car. The company provides 868 aluminum rail cars, under a 20 year lease, to transport coal to JEC.

         The two coal-fired units at La Cygne Station have an aggregate generating capacity of 678 MW (KGE's 50% share) (See Item 2. Properties). The operator, KCPL, maintains coal contracts summarized in the following paragraphs.

         La Cygne 1 uses low sulfur Powder River Basin coal which is supplied under a variety of spot market transactions, discussed below. High Btu Kansas/Missouri coal is blended with the Powder River Basin coal and is secured from time to time under spot market arrangements. La Cygne 1 uses a blended fuel mix containing approximately 85% Powder River Basin coal.

         La Cygne 2 and additional La Cygne 1 Powder River Basin coal is supplied through several contracts, expiring at various times through 1999.
This low sulfur coal had an average Btu content of approximately 8,500 Btu per pound and a maximum sulfur content of .50 lbs/MMBtu (See Environmental Matters). Transportation is covered by KCPL through its Omnibus Rail Transportation Agreement with BN and Kansas City Southern Railroad (KCS) through December 31, 2000.

         During 1996, the average delivered cost of all local and Powder River Basin coal procured for La Cygne 1 was approximately $0.64 per MMBtu or $13.47 per ton and the average delivered cost of Powder River Basin coal for La Cygne 2 was approximately $0.68 per MMBtu or $11.49 per ton.

         The coal-fired units located at the Tecumseh and Lawrence Energy Centers have an aggregate generating capacity of 793 MW (See Item 2. Properties). The company contracted with Cyprus Amax Coal Company's Foidel Creek Mine located in Routt County, Colorado for low sulfur coal through December 31, 1998. This coal is transported by Southern Pacific Lines and Atchison, Topeka and Santa Fe Railway Company under a contract expiring December 31, 1998. The company anticipates that the Cyprus agreement will supply the minimum requirements of the Tecumseh and Lawrence Energy Centers and supplemental coal requirements will continue to be supplied from coal markets in Wyoming, Utah, Colorado and/or New Mexico. Additional spot market coal for 1997 has been secured from COLOWYO Coal Company on a delivered basis. During 1996, the average delivered cost of coal for the Lawrence units was approximately $1.19 per MMBtu or $26.91 per ton and the average delivered cost of coal for the Tecumseh units was approximately $1.21 per MMBtu or $27.11 per ton. The coal supplied from Cyprus has an average Btu content of approximately 11,200 Btu per pound and an average sulfur content of .47 lbs/MMBtu (See Environmental Matters).

         The company has entered into all of its coal and transportation contracts during the ordinary course of business and is not substantially dependent upon these contracts. The company believes there are other suppliers for and
<page10>

plentiful sources of coal available at reasonable prices to replace, if necessary, fuel to be supplied pursuant to these contracts. In the event that the company were required to replace its coal or transportation agreements, it would not anticipate a substantial disruption of the company's business.

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

Oil

         The company uses oil as an alternate fuel when economical or when interruptions to natural gas make it necessary. Oil is also used as a supplemental fuel at JEC and La Cygne generating stations. All oil burned by the company during the past several years has been obtained by spot market purchases. At December 31, 1996, the company had approximately 3 million gallons of No. 2 and 13 million gallons of No. 6 oil which is believed to be sufficient to meet emergency requirements and protect against lack of availability of natural gas and/or the loss of a large generating unit.

Other Fuel Matters

         The company's contracts to supply fuel for its coal and natural gas-fired generating units, with the exception of JEC, do not provide full fuel requirements at the various stations. Supplemental fuel is procured on the spot market to provide operational flexibility and, when the price is favorable, to take advantage of economic opportunities.

         Set forth in the table below is information relating to the weighted average cost of fuel used by the company.

   KPL Plants                    1996      1995     1994     1993     1992
    Per Million Btu:
          Coal                  $1.14     $1.15    $1.13    $1.13    $1.30
          Gas                    2.50      1.63     2.66     2.71     2.15
          Oil                    4.01      4.34     4.27     4.41     4.19

    Cents per KWH Generation     1.30      1.31     1.32     1.31     1.49

   KGE Plants                    1996      1995     1994     1993     1992
         Per Million Btu:
          Nuclear               $0.50     $0.40    $0.36    $0.35    $0.34
          Coal                   0.88      0.91     0.90     0.96     1.25
          Gas                    2.30      1.68     1.98     2.37     1.95
          Oil                    2.74      4.00     3.90     3.15     4.28

    Cents per KWH Generation     0.93      0.82     0.89     0.93     0.98
<page11>


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

         The JEC and La Cygne 2 units have met: (1) the sulfur dioxide standards through the use of low sulfur coal (See Coal); (2) the particulate matter standards through the use of electrostatic precipitators; and (3) the NOx standards through boiler design and operating procedures. The JEC units are also equipped with flue gas scrubbers providing additional sulfur dioxide and particulate matter emission reduction capability when needed to meet permit limits.

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

         The Clean Air Act Amendments of 1990 (the Act) require a two-phase reduction in sulfur dioxide and NOx emissions with Phase I effective in 1995 and Phase II effective in 2000 and a probable reduction in toxic emissions by a future date yet to be determined. To meet the monitoring and reporting requirements under the Act's acid rain program, the company has installed continuous monitoring and reporting equipment at a total cost of approximately $10 million as of December 31, 1996. The company does not expect material expenditures to be needed to meet Phase II sulfur dioxide requirements. Although the company currently has no Phase I affected units, the company has applied for and has been accepted for an early substitution permit to bring the co-owned La Cygne Unit 1 under the Phase I regulations.

         The NOx and toxic limits, which were not set in the law, were proposed by the EPA in January 1996. The company is currently evaluating the steps it will need to take in order to comply with the proposed new rules. The company will have three years from the date the limits were proposed to comply with the new NOx rules.

         All of the company's generating facilities are in substantial compliance with the Best Practicable Technology and Best Available Technology regulations issued by the EPA pursuant to the Clean Water Act of 1977. Most EPA regulations are administered in Kansas by the KDHE.
<page12>

         Additional information with respect to Environmental Matters is discussed in Note 8 of the Notes to Consolidated Financial Statements included herein.


NATURAL GAS OPERATIONS

General

         Under the agreement for the proposed strategic alliance with ONEOK, the company will contribute its natural gas business to New ONEOK in exchange for a 45% equity interest. See Note 2 for further information.

         The company's natural gas operations are comprised primarily of the following four components: a local natural gas distribution division which is subject to rate-regulation; Market Center, a Kansas subsidiary of the company that engages primarily in intrastate gas transmission, as well as gas wheeling, parking, balancing and storage services, and is also subject to rate-regulation; Westar Gas Marketing, Inc., (Westar Gas Marketing) a Kansas non-regulated indirect subsidiary of the company that engages primarily in marketing and selling natural gas to small and medium-sized commercial and industrial customers; and Westar Gas Company, a Delaware non-regulated subsidiary of Westar Gas Marketing that engages in extracting, processing and selling natural gas liquids.

         At December 31, 1996, the company supplied natural gas at retail to approximately 650,000 customers in 362 communities and at wholesale to eight communities and two utilities in Kansas and Oklahoma. The natural gas systems of the company consist of distribution systems in both states purchasing natural gas from various suppliers and transported by interstate pipeline companies and the main system, an integrated storage, gathering, transmission and distribution system. The company also transports gas for its large commercial and industrial customers which purchase gas on the spot market.
The company earns approximately the same margin on the volume of gas transported as on volumes sold except where discounting occurs in order to retain the customer's load.

         As discussed under General, above, on January 31, 1994, the company sold substantially all of its Missouri natural gas distribution properties and operations to Southern Union and sold the remaining Missouri Properties to United Cities on February 28, 1994. Additional information with respect to the impact of the sales of the Missouri Properties is set forth in Note 19 of the Notes to Consolidated Financial Statements.

         The percentage of total natural gas deliveries, including transportation and operating revenues for 1996, by state were as follows:

                          Total Natural           Total Natural Gas
                          Gas Deliveries          Operating Revenues
          Kansas             96.6%                     95.7%
          Oklahoma            3.4%                      4.3%
<page13>


         The company's natural gas deliveries for the last five years were as follows:

                        1996       1995       1994(2)    1993       1992
                                       (Thousands of MCF)
    Residential       62,728     55,810     64,804    110,045     93,779
    Commercial        22,841     21,245     26,526     47,536     40,556
    Industrial           450        548        605      1,490      2,214
    Other             21,067     17,078(1)      43         41         94
    Transportation    45,947     48,292     51,059     73,574     68,425
      Total          153,033    142,973    143,037    232,686    205,068

         The company's natural gas revenues related to deliveries for the last five years were as follows:

                       1996       1995      1994(2)     1993       1992
                                   (Dollars in Thousands)
     Residential     $352,905   $274,550   $332,348   $529,260   $440,239
     Commercial       120,927     94,349    125,570    209,344    169,470
     Industrial         2,885      3,051      3,472      7,294      7,804
     Other             48,643     31,860     11,544     30,143     27,457
     Transportation    23,354     22,366     23,228     28,781     28,393
     Total           $548,714   $426,176   $496,162   $804,822   $673,363


         (1) The increase in other gas sales reflects an increase in as-available gas sales.

         (2) Information reflects the sales of the Missouri Properties effective January 31, and February 28, 1994.

         As-available gas is excess natural gas under contract that the company did not require for customer sales or storage that is typically sold to gas marketers. According to the company's tariff, the nominal margin made on as-available gas sales, is returned 75% to customers through the cost of gas rider and 25% is reflected in wholesale revenues of the company.

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


Interstate System

         The company distributes natural gas at retail to approximately 520,000 customers located in central and eastern Kansas and northeastern Oklahoma.
The largest cities served in 1996 were Wichita and Topeka, Kansas and Bartlesville, Oklahoma. The company has transportation agreements for delivery of this gas which have terms varying in length from one to twenty years, with the following non-affiliated pipeline transmission companies:
Williams Natural Gas Company (WNG), Kansas Pipeline Company (KPP), Panhandle Eastern Pipeline Company (Panhandle), and various other intrastate suppliers. The volumes transported under these agreements in 1996 and 1995 were as follows:
<page14>
                         Transportation Volumes (BCF's)

                                          1996           1995
                 WNG                      79.4           61.8
                 KPP                       7.3            7.1
                 Panhandle                 1.2            1.0
                 Others                    2.1            8.0

         The company purchases this gas from various producers and marketers under contracts expiring at various times. The company purchased approximately
78.4 BCF or 91.9% of its natural gas supply from these sources in 1996 and
61.7 BCF or 79.3% during 1995. Approximately 85.3 BCF of natural gas is made available annually under these contracts which extend for various terms through the year 2005.

         In October 1994, the company executed a long-term gas purchase contract (Base Contract) and a peaking supply contract with Amoco Production Company for the purpose of meeting the requirements of the customers served from the company's interstate system over the WNG pipeline system. The company anticipates that the Base Contract will supply between 50% and 65% of the company's demand served by the WNG pipeline system. Amoco is one of various suppliers over the WNG pipeline system and if this contract were canceled, the company could replace gas supplied by Amoco with gas from other suppliers.
Gas available under the Amoco contract is also available for sale by the company to other parties and sales are recorded as wholesale revenues of the company.

         The company also purchases natural gas from KPP under contracts expiring at various times. These purchases were approximately 5.2 BCF or 5.8% of its natural gas supply in 1996 and 5.3 BCF or 6.7% during 1995. The company purchases natural gas for the interstate system from intrastate pipelines and from spot market suppliers under short-term contracts. These sources totaled 0.6 BCF and 3.6 BCF for 1996 and 1995 representing 0.7% and 4.6% of the system requirements, respectively.

         During 1996 and 1995, approximately 1.5 BCF and 7.3 BCF, respectively, were transferred from the company's main system to serve a portion of the demand for the interstate system representing 1.6% and 9.4%, respectively, of the interstate system supply.

         The average wholesale cost per thousand cubic feet (MCF) purchased for the distribution systems for the past five years was as follows:

                            Interstate Pipeline Supply
                              (Average Cost per MCF)

                              1996       1995       1994       1993       1992
       WNG                   $ -        $ -        $ -        $3.57      $3.64
       Other                  3.09       2.78       3.32       3.01       2.30
       Total Average Cost     3.09       2.78       3.32       3.23       2.88


Main System

         The company serves approximately 130,000 customers in central and north central Kansas with natural gas supplied through the main system. The principal market areas include Salina, Manhattan, Junction City, Great Bend, McPherson and Hutchinson, Kansas.
<page15>

         Natural gas for the company's main system is purchased from a combination of direct wellhead production, from the outlet of natural gas processing plants, and from natural gas marketers and production companies. Such purchases are transported entirely through company owned transmission lines in Kansas.

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

         During 1996, the company purchased approximately 7.6 BCF of natural gas through the spot market which allowed the company to avoid minimum take requirements associated with long-term contracts. This purchase represents approximately 45.5% of the company's main system requirements during 1996.

         Spivey-Grabs field in south-central Kansas supplied approximately
4.2 BCF of natural gas in both 1996 and 4.8 BCF in 1995, constituting 25.1% and 20.2%, respectively, of the main system's requirements during such periods. Such natural gas is supplied pursuant to contracts with producers in the Spivey-Grabs field, most of which are for the life of the field. Based on a reserve study performed by an independent petroleum engineering firm in 1995, significant quantities of gas will be available from the Spivey-Grabs field until at least the year 2015.

         Other sources of gas for the main system of 2.7 BCF or 16.0% of the system requirements were purchased from or transported through interstate pipelines during 1996. The remainder of the supply for the main system during 1996 and 1995 of 2.2 BCF and 2.2 BCF representing 13.4% and 9.9%, respectively, was purchased directly from producers or gathering systems.

         During 1996 and 1995, approximately 1.5 BCF and 7.3 BCF, respectively, of the total main system supply was transferred to the company's interstate system (See Interstate System).

         The company believes there is adequate natural gas available under contract or otherwise available to meet the currently anticipated needs of the main system customers.

         The main system's average wholesale cost per MCF purchased for the past five years was as follows:
                         Natural Gas Supply - Main System
                              (Average Cost per MCF)

                            1996     1995      1994      1993       1992
  Mesa-Hugoton Contract    $ -      $1.44     $1.81     $1.78(1)   $1.47(2)
  Other                     2.48     2.47      2.92      2.69       2.66
  Total Average Cost        2.48     2.06      2.23      2.20       2.00

         (1)  Includes 2.5 BCF @ $1.31/MCF of make-up deliveries.
         (2)  Includes 2.1 BCF @ $1.31/MCF of make-up deliveries.

         The load characteristics of the company's natural gas customers creates relatively high volume demand on the main system during cold winter days. To
<page16>

assure peak day service to high priority customers the company owns and operates and has under contract natural gas storage facilities (See Item 2. Properties).

WESTAR GAS MARKETING

         Westar Gas Marketing was formed in 1988 to pursue natural gas marketing opportunities. Westar Gas Marketing purchases and markets natural gas to approximately 925 customers located in Kansas, Missouri, Nebraska, Colorado, Oklahoma, Iowa, Wyoming and Arkansas. Westar Gas Marketing purchases natural gas under both long-term and short-term contracts from producers and operators in the Hugoton, Arkoma and Anadarko gas basins. Westar Gas Marketing engages in certain transactions to hedge natural gas prices in its gas marketing activities.


WESTAR GAS COMPANY

         Westar Gas Company owns and operates the Minneola Gas Processing Plant (Minneola) in Ford County, Kansas. Minneola extracts liquids from natural gas provided by outside producers and sells the residue gas to third-party marketers. A portion of the residue gas is sold to Westar Gas Marketing.

         Westar Gas Company, through its participation in various joint ventures owns a 41.4% beneficial interest in the Indian Basin Processing Plant (Indian Basin) near Artesia, New Mexico. Indian Basin is operated by Marathon Oil and extracts natural gas liquids for third party producers.


SEGMENT INFORMATION

         Financial information with respect to business segments is set forth in
Note 18 of the Notes to Consolidated Financial Statements included herein.


FINANCING

         The company's ability to issue additional debt and equity securities is restricted under limitations imposed by the charter and the Mortgage and Deed of Trust of Western Resources (formerly KPL) and KGE.

         Western Resources' mortgage prohibits additional Western Resources first mortgage bonds from being issued (except in connection with certain refundings) unless the company's net earnings available for interest, depreciation and property retirement for a period of 12 consecutive months within 15 months preceding the issuance are not less than the greater of twice the annual interest charges on, or 10% of the principal amount of, all first mortgage bonds outstanding after giving effect to the proposed issuance.
Based on the company's results for the 12 months ended December 31, 1996, approximately $772 million principal amount of additional first mortgage bonds could be issued (7.75% interest rate assumed).

         Western Resources bonds may be issued, subject to the restrictions in the preceding paragraph, on the basis of property additions not subject to an unfunded prior lien and on the basis of bonds which have been retired. As of December 31, 1996, the company had approximately $1.0 billion of net bondable property additions not subject to an unfunded prior lien entitling the company
<page17>

to issue up to $618 million principal amount of additional bonds. As of December 31, 1996, $3 million in first mortgage bonds could be issued on the basis of retired bonds.

         KGE's mortgage prohibits additional KGE first mortgage bonds from being issued (except in connection with certain refundings) unless KGE's net earnings before income taxes and before provision for retirement and depreciation of property for a period of 12 consecutive months within 15 months preceding the issuance are not less than two and one-half times the annual interest charges on, or 10% of the principal amount of, all KGE first mortgage bonds outstanding after giving effect to the proposed issuance.
Based on KGE's results for the 12 months ended December 31, 1996, approximately $1.0 billion principal amount of additional KGE first mortgage bonds could be issued (7.75% interest rate assumed).

         KGE bonds may be issued, subject to the restrictions in the preceding paragraph, on the basis of property additions not subject to an unfunded prior lien and on the basis of bonds which have been retired. As of December 31, 1996, KGE had approximately $1.4 billion of net bondable property additions not subject to an unfunded prior lien entitling KGE to issue up to $950 million principal amount of additional KGE bonds. As of December 31, 1996, $17 million in additional bonds could be issued on the basis of retired bonds.

         The most restrictive provision of the company's charter permits the issuance of additional shares of preferred stock without certain specified preferred stockholder approval only if, for a period of 12 consecutive months within 15 months preceding the issuance, net earnings available for payment of interest exceed one and one-half times the sum of annual interest requirements plus dividend requirements on preferred stock after giving effect to the proposed issuance. After giving effect to the annual interest and dividend requirements on all debt and preferred stock outstanding at December 31, 1996, such ratio was 1.96 for the 12 months ended December 31, 1996.

         KCPL has outstanding first mortgage bonds (the "KCPL Bonds") which are secured by a lien on substantially all of KCPL's fixed property and franchises purported to be conveyed by the General Mortgage Indenture and Deed of Trust and the various Supplemental Indentures creating the KCPL Bonds (collectively, the "KCPL Mortgage"). If the company consummates its planned merger with KCPL, the company, as the successor corporation to such merger, would be required pursuant to the terms of the KCPL Mortgage to confirm the liens thereunder and to keep the mortgaged property with respect thereto as far as practicable identifiable. In the absence of an express grant, however, the KCPL Mortgage will not constitute or become a lien on any property or franchises owned by the company prior to such merger or on any property or franchises which may be purchased, constructed or otherwise acquired by the company except for such as form an integral part of the mortgage property under the KCPL Mortgage. Upon consummation of the KCPL Merger, the after-acquired property clauses of the company's mortgage would cause the lien of the Mortgage to attach (But in a subordinate position to the prior lien of the KCPL Mortgage) to the property of KCPL at the date of combination.


REGULATION AND RATES

         The company is subject as an operating electric utility to the jurisdiction of the KCC and as a natural gas utility to the jurisdiction of the KCC and the Corporation Commission of the State of Oklahoma (OCC), which have general
<page18>

regulatory authority over the company's rates, extensions and abandonments of service and facilities, valuation of property, the classification of accounts and various other matters.

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

         Additional information with respect to Rate Matters and Regulation as set forth in Note 9 of Notes to Consolidated Financial Statements is included herein.


EMPLOYEE RELATIONS

         As of December 31, 1996, the company had 5,960 employees. The company did not experience any strikes or work stoppages during 1996. The company's current contract with the International Brotherhood of Electrical Workers extends through June 30, 1997 and is currently being negotiated. The contract covers approximately 1,933 employees. The company has contracts with three gas unions representing approximately 586 employees. These contracts were negotiated in 1996 and will expire June 4, 1998. Upon consummation of the strategic alliance with ONEOK, approximately 1,500 company employees will be transferred to New ONEOK.
<page19>



EXECUTIVE OFFICERS OF THE COMPANY
                                                              Other Offices or Positions
Name                  Age      Present Office                 Held During Past Five Years

John E. Hayes, Jr.     59      Chairman of the Board          President
                                 and Chief Executive
                                 Officer

David C. Wittig        41      President                      Executive Vice President,
                                 (since March 1996)             Corporate Strategy (since

                                                                May 1995)

                                                              Salomon Brothers Inc -
                                                                Managing Director, Co-Head of

                                                                Mergers and Acquisitions

Norman E. Jackson      59      Executive Vice President,      Executive Vice President,
                                 Electric Operations            Electric Transmission and
                                 (since November 1996)          Engineering Services
                                                                (May 1995 to November 1996)

                                                              Executive Vice President,
                                                                Electric Engineering and Field
                                                                Operations (1992 to 1995)

Steven L. Kitchen      51      Executive Vice President
                                 and Chief Financial
                                 Officer

Carl M. Koupal, Jr.    43      Executive Vice President       Executive Vice President
                                 and Chief Administrative       Corporate Communications,
                                 Officer (since July 1995)      Marketing, and Economic
                                                                Development
                                                                (January 1995 to July 1995)

                                                              Vice President, Corporate
                                                                Marketing,And Economic
                                                                Development, (1992 to
                                                                1994)

                                                              Director, Economic Development,
                                                                (1985 to 1992) Jefferson City,
                                                                Missouri

John K. Rosenberg      51      Executive Vice President
                                 and General Counsel

Jerry D. Courington    51      Controller


Executive officers serve at the pleasure of the Board of Directors. There are no family relationships among any of the officers, nor any arrangements or understandings between any officer and other persons pursuant to which he was appointed as an officer.
<page20>


ITEM 2.  PROPERTIES

         The company owns or leases and operates an electric generation, transmission, and distribution system in Kansas, a natural gas integrated storage, gathering, transmission and distribution system in Kansas, and a natural gas distribution system in Kansas and Oklahoma.

         During the five years ended December 31, 1996, the company's gross property additions totaled $1,109,037,000 and retirements were $238,434,000.

ELECTRIC FACILITIES
                                Unit      Year      Principal   Unit Capacity
            Name                 No.    Installed     Fuel         (MW) (1)

Abilene Energy Center:
     Combustion Turbine           1        1973       Gas             66

Gordon Evans Energy Center:
     Steam Turbines               1        1961     Gas--Oil         152
                                  2        1967     Gas--Oil         382

Hutchinson Energy Center:
     Steam Turbines               1        1950       Gas             18
                                  2        1950       Gas             17
                                  3        1951       Gas             28
                                  4        1965       Gas            197
     Combustion Turbines          1        1974       Gas             51
                                  2        1974       Gas             49
                                  3        1974       Gas             54
                                  4        1975       Diesel          78
     Diesel Generator             1        1983       Diesel           3

Jeffrey Energy Center (84%)(2):
     Steam Turbines               1        1978       Coal           616
                                  2        1980       Coal           617
                                  3        1983       Coal           591

La Cygne Station (50%)(2):
     Steam Turbines               1        1973       Coal           343
                                  2        1977       Coal           335

Lawrence Energy Center:
     Steam Turbines               2        1952       Gas              0 (3)
                                  3        1954       Coal            58
                                  4        1960       Coal           115
                                  5        1971       Coal           384

Murray Gill Energy Center:
     Steam Turbines               1        1952     Gas--Oil          46
                                  2        1954     Gas--Oil          74
                                  3        1956     Gas--Oil         107
                                  4        1959     Gas--Oil         106
<page21>


                                Unit      Year      Principal   Unit Capacity
            Name                 No.    Installed     Fuel         (MW) (1)

Neosho Energy Center:
     Steam Turbines               3        1954     Gas--Oil           0 (3)

Tecumseh Energy Center:
     Steam Turbines               7        1957       Coal            88
                                  8        1962       Coal           148
     Combustion Turbines          1        1972       Gas             19
                                  2        1972       Gas             20

Wichita Plant:
     Diesel Generator             5        1969      Diesel            3

Wolf Creek Generating Station (47%)(2):
     Nuclear                      1        1985     Uranium          547

     Total                                                         5,312


(1) Based on MOKAN rating.
(2) The company jointly owns Jeffrey Energy Center (84%), La Cygne Station (50%) and Wolf Creek Generating Station (47%).

(3) These units have been "mothballed" for future use.

NATURAL GAS COMPRESSOR STATIONS AND STORAGE FACILITIES

         Under the agreement for the proposed strategic alliance with ONEOK, the company will contribute its natural gas business to New ONEOK in exchange for a 45% equity interest. See Note 2 for further information.

         The company's transmission and storage facility compressor stations, all located in Kansas, as of December 31, 1996, are as follows:
                                                                   Mfr Ratings
                                                                    of MCF/Hr
                                                                   Capacity at
                   Driving                     Type of    Mfr hp    14.65 Psia
   Location         Units    Year Installed      Fuel     Ratings     at 60 F


Abilene . . . . .     4            1930          Gas       4,000      5,920
Bison . . . . . .     1            1951          Gas         440        316
Brehm Storage . .     2            1982          Gas         800        486
Calista . . . . .     3            1987          Gas       4,400      7,490
Hope. . . . . . .     1            1970        Electric      600         44
Hutchinson. . . .     2            1989          Gas       1,600        707
Manhattan . . . .     1            1963        Electric      250        313
Marysville. . . .     1            1964        Electric      250        202
McPherson . . . .     1            1972        Electric    3,000      7,040
Minneola. . . . .     5        1952 - 1978       Gas       9,650     14,018
Pratt . . . . . .     3        1963 - 1983       Gas       1,700      3,145
Spivey. . . . . .     4        1957 - 1964       Gas       7,200      1,368
Ulysses . . . . .    12        1949 - 1981       Gas      17,430      6,667
Yaggy Storage . .     3            1993        Electric    7,500      5,000
<page22>

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


ITEM 3.  LEGAL PROCEEDINGS

         The company has requested that the District Court for the Southern District of Florida require that ADT hold a special shareowners meeting no later than March 20, 1997. In its filing, the company claims that the ADT board of directors has breached its fiduciary and statutory duties and that there is no reason to delay the special meeting until July 8, 1997 as established by ADT. See Note 3 for additional information regarding the proposed acquisition of ADT.

         On December 26, 1996, an ADT shareowner filed a purported class action complaint against ADT, ADT's board of directors, the company and the company's wholly-owned subsidiary, Westar Capital in the Civil Division of the Circuit Court of the Fifteenth Judicial Circuit in Palm Beach County, Florida.
(Charles Gachot v. ADT, Ltd., Western Resources, Inc., Westar Capital, Inc., Michael A. Ashcroft, et al., Case No. 96-10912-AN) The complaint alleges, among other things, that the company and Westar Capital are breaching their fiduciary duties to ADT's shareowners by failing to offer "an appropriate premium for the controlling interest" in ADT and by holding "an effective blocking position" that prevents independent parties from bidding for ADT.
The complaint seeks preliminary and permanent relief enjoining the company from acquiring the outstanding shares of ADT and unspecified damages. The company believes it has good and valid defenses to the claims asserted and does not anticipate any material adverse effect upon its overall financial condition or results of operations.

         Subject to the approval of the KCC, the company entered into five new gas supply contracts with certain entities affiliated with The Bishop
Group, Ltd. (Bishop entities) which are currently regulated by the KCC. A contested hearing was held for the approval of those contracts. While the case was under consideration by the KCC, the FERC issued an order under which it extended jurisdiction over the Bishop entities. On November 3, 1995, the KCC stayed its consideration of the contracts between the company and the Bishop entities until the FERC takes final appealable action on its assertion of jurisdiction over the Bishop entities.

         On June 28, 1996, the KCC issued its order by dismissing the company's application for approval of the contracts and of recovery of the related costs from its customers. The company appealed this ruling and on January 24, 1997, the Kansas Court of Appeals reversed the KCC order and upheld the contracts and the company's recovery of related costs from its customers were approved by operation of law.

         On November 27, 1996, the KCC issued a Suspension Order and on December 3, 1996, an order was issued which suspended, subject to refund, costs related to purchases from Kansas Pipeline Partnership included in the company's cost of gas rider (COGR). On December 12, 1996, the company filed a Petition for Reconsideration or For More
<page23>

Definite Statement by Staff of the Issues to be addressed in this Docket. On March 3, 1997, the Staff issued a More Definite Statement specifying which charges from KPP it asserts are inappropriate for inclusion in the company's COGR. The company responded to the More Definite Statement stating that it does not believe any of the charges from KPP should be disallowed from its COGR. The company does not expect this proceeding to have a material adverse effect on its results of operations.

         As part of the acquisition of WSS on December 31, 1996, WSS assigned to WestSec, a wholly-owned subsidiary of Westar Capital established to acquire the assets of WSS, a software license with Innovative Business Systems (IBS) which is integral to the operation of its security business. On January 8, 1997, IBS filed litigation in Dallas County, Texas in the 298th Judicial District Court concerning the assignment of the license to WestSec, (Innovative Business Systems (Overseas) Ltd., and Innovative Business
Software, Inc. v. Westinghouse Electric Corporation, Westinghouse Security Systems, Inc., WestSec, Inc., Western Resources, Inc., et al., Cause
No. 97-00184). The company and Westar Capital have demanded Westinghouse Electric Corporation defend and indemnify them. While the loss of use of the license may have a material impact on the operations of WestSec, management of the company currently does not believe that the ultimate disposition of this matter will have a material adverse effect upon the company's overall financial condition or results of operations

         Additional information on legal proceedings involving the company is set forth in Notes 7, 8, and 9 of Notes to Consolidated Financial Statements included herein. See also Item 1. Business, Environmental Matters, and Regulation and Rates.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the company's security holders, through the solicitation of proxies or otherwise.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS


Stock Trading

         Western Resources common stock, which is traded under the ticker symbol WR, is listed on the New York Stock Exchange. As of March 3, 1997, there were 62,840 common shareholders of record. For information regarding quarterly common stock price ranges for 1996 and 1995, see Note 20 of Notes to Consolidated Financial Statements included herein.

Dividends

         Western Resources common stock is entitled to dividends when and as declared by the Board of Directors. At December 31, 1996, the company's retained earnings were restricted by $857,600 against the payment of dividends on common stock. However, prior to the payment of common dividends, dividends must be first paid to the holders of preferred stock and second to the holders of preference stock based on the fixed dividend rate for each series.
<page24>

         Dividends have been paid on the company's common stock throughout the company's history. Quarterly dividends on common stock normally are paid on or about the first of January, April, July, and October to shareholders of record as of or about the third day of the preceding month. Dividends increased four cents per common share in 1996 to $2.06 per share. In January 1997, the Board of Directors declared a quarterly dividend of 52 1/2 cents per common share, an increase of one cent over the previous quarter. Future dividends depend upon future earnings, the financial condition of the company and other factors. For information regarding quarterly dividend declarations for 1996 and 1995, see Note 20 of Notes to Consolidated Financial Statements included herein.
<page25>



ITEM 6.  SELECTED FINANCIAL DATA

Year Ended December 31,           1996          1995          1994(1)       1993          1992(2)
                                                        (Dollars in Thousands)
Income Statement Data:
Operating revenues:
  Electric . . . . . .. . . .  $1,197,433    $1,145,895    $1,121,781    $1,104,537    $  882,885
  Natural gas . . . . . .  .      849,386       597,405       642,988       923,874       756,537
 Total operating revenues . .   2,046,819     1,743,300     1,764,769     2,028,411     1,639,422
Operating expenses . . .  . .   1,742,826     1,464,591     1,489,719     1,736,051     1,399,701
Allowance for funds used during
  construction . . . . .  . .       3,225         4,227         2,667         2,631         2,002
Net income . . . . . . .  . .     168,950       181,676       187,447       177,370       127,884
Earnings applicable to common
  stock. . . . . . . . .  . .     154,111       168,257       174,029       163,864       115,133



December 31,                      1996          1995          1994(1)       1993          1992(2)
                                                        (Dollars in Thousands)
Balance Sheet Data:
Gross plant in service  . . .  $6,370,586    $6,128,527    $5,963,366    $6,222,483    $6,033,023
Construction work in progress      93,834       100,401        85,290        80,192        68,041
Total assets . . . . . . .  .   6,647,781     5,490,677     5,371,029     5,412,048     5,438,906
Long-term debt, preference
 stock, and other mandatorily
 redeemable securities . .. .   1,951,583     1,641,263     1,507,028     1,673,988     2,077,459


Year Ended December 31,            1996          1995        1994(1)       1993           1992(2)

Common Stock Data:
Earnings per share . . . . . . .   $ 2.41        $ 2.71        $ 2.82        $ 2.76       $ 2.20
Dividends per share. . . . . . .   $ 2.06        $ 2.02        $ 1.98        $ 1.94       $ 1.90
Book value per share . . . . . .   $25.14        $24.71        $23.93        $23.08       $21.51
Average shares outstanding(000's)  63,834        62,157        61,618        59,294       52,272
Interest coverage ratio (before
  income taxes, including
  AFUDC) . . . . . . . . . . . .     2.67          3.14          3.42          2.79         2.27
Ratio of Earnings to Fixed Charges   2.16          2.41          2.65          2.36         2.02
Ratio of Earnings to Combined
  Fixed Charges and Preferred
  and Preference Dividend
  Requirements . . . . . . . . .     1.96          2.18          2.37          2.14         1.84

(1) Information reflects the sales of the Missouri Properties (Note 19).
(2) Information reflects the merger with KGE on March 31, 1992.

<page26>


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND
RESULTS OF OPERATIONS

FINANCIAL CONDITION

         GENERAL: Earnings were $2.41 per share of common stock based on 63,833,783 average common shares for 1996, a decrease from $2.71 in 1995 on 62,157,125 average common shares. Net income for 1996 decreased to $169.0 million compared to $181.7 million in 1995. The decrease in net income and earnings per share is primarily due to the impact of an $11.8 million or $0.19 per share charge, net of tax, attributable to one-time restructuring and other charges recorded by ADT Limited (ADT), in which the company owns approximately 27% of the common stock. Abnormally cool summer weather during the third quarter of 1996 compared to 1995 and the $8.7 million electric rate reduction to Kansas Gas and Electric Company (KGE) customers implemented on an interim basis on May 23, 1996 and made permanent on January 15, 1997 also adversely affected earnings.

         Dividends for 1996 increased four cents per common share to $2.06 per share. On January 24, 1997, the Board of Directors declared a dividend of 52 1/2 cents per common share for the first quarter of 1997, an increase of one cent over the previous quarter.

         The book value per share was $25.14 at December 31, 1996, compared to $24.71 at December 31, 1995. The 1996 closing stock price of $30.875 was 123% of book value. There were 64,625,259 common shares outstanding at December 31, 1996.

1996 HIGHLIGHTS

         PROPOSED MERGER WITH KANSAS CITY POWER & LIGHT COMPANY:  On
April 14,
1996, in a letter to Mr. A. Drue Jennings, Chairman of the Board, President and Chief Executive Officer of Kansas City Power & Light Company (KCPL), the company proposed an offer to merge with KCPL (KCPL Merger).

         On November 15, 1996, the company and KCPL announced that representatives of their respective boards and managements met to discuss the proposed merger transaction. On February 7, 1997, KCPL and the company entered into an agreement whereby KCPL would be merged with and into the company.

         The merger agreement provides for a tax-free, stock-for-stock transaction valued at approximately $2 billion. Under the terms of the agreement, KCPL shareowners will receive $32 of company common stock per KCPL share, subject to an exchange ratio collar of not less than 0.917 and no more than 1.100 common shares. Consummation of the KCPL Merger is subject to customary conditions including obtaining the approval of KCPL's and the company's shareowners and various regulatory agencies.

         The KCPL Merger, will create a company with more than two million security and energy customers, 9.5 billion in assets, $3.0 billion in annual revenues and more than 8,000 megawatts of electric generation resources. As a result of the merger agreement, the company terminated its exchange offer that had been effective since July 3, 1996. See Note 2 of Notes to Consolidated Financial Statements (Notes) for more information regarding the proposed merger with KCPL.

         PROPOSED STRATEGIC ALLIANCE WITH ONEOK INC.: On December 12, 1996, the company and ONEOK Inc. (ONEOK) announced an agreement to form a strategic alliance combining the natural gas assets of both companies. Under the agreement for the proposed strategic alliance, the company will contribute its natural gas business to a new company (New
<page27>

ONEOK) in exchange for a 45% equity interest. The recorded net property value being contributed at December 31, 1996 is estimated at $600 million. No gain or loss is expected to be recorded as a result of the proposed transaction. The proposed transaction is subject to satisfaction of customary conditions, including approval by ONEOK shareowners and regulatory authorities. The company is working towards consummation of the transaction during the second half of 1997.

         The equity interest would be comprised of approximately 3.0 million common shares and 19.3 million convertible preferred shares. Upon consummation of the proposed alliance, the company will record its common equity interest in New ONEOK's earnings using the equity method of accounting. Earnings for the convertible preferred shares held will be recognized and recorded based upon preferred dividends paid. The convertible preferred shares are expected to pay an initial dividend rate of $1.80 per share. For its fiscal year ended August 31, 1996, ONEOK reported operating revenues of $1.2 billion and net income of $52.8 million.

         The structure of the proposed alliance is not expected to have any immediate income tax consequences to either company or to either company's shareowners.
See Note 6 for more information regarding this strategic alliance.

         PROPOSED ACQUISITION OF ADT LIMITED, INC.: During 1996, the company purchased approximately 38 million common shares of ADT Limited, Inc. (ADT) for approximately $589 million. The shares purchased represent approximately 27% of ADT's common equity making the company the largest shareowner of ADT.

         On December 18, 1996, the company announced its intention to offer to exchange $22.50 in cash ($7.50) and shares ($15.00) of the company's common stock for each outstanding common share of ADT not already owned by the company or its subsidiaries (ADT Offer). The value of the ADT Offer, assuming the company's average stock price prior to closing is above $29.75 per common share, is approximately $3.5 billion, including the company's existing investment in ADT. Following completion of the ADT Offer, the company presently intends to propose and seek to have ADT effect an amalgamation, pursuant to which a newly created subsidiary of the company incorporated under
the laws of Bermuda will amalgamate with and into ADT (Amalgamation).   Based
upon the closing stock price of the company on March 13, 1997, approximately
60.1 million shares of company common stock would be issuable pursuant to the acquisition of ADT. However, the actual number of shares of company common stock that would be issuable in connection with the ADT Offer and the Amalgamation will depend on the exchange ratio and the number of shares validly tendered prior to the expiration date of the ADT Offer and the number of shares of ADT outstanding at the time the Amalgamation is completed.

         On March 3, 1997, the company announced a change in the ADT Offer. Under the terms of the revised ADT Offer, ADT shareowners would receive $10 cash plus 0.41494 of a share of company common stock for each share of ADT tendered, based on the closing price of the company's common stock on March
13, 1997. ADT shareowners would not, however, receive more than 0.42017 shares of company common stock for each ADT common share.

         Concurrent with the announcement of the ADT Offer on December 18, 1996, the company filed a registration statement on Form S-4 with the Securities and Exchange Commission (SEC) related to the ADT Offer. On March 14, 1997, the registration statement was declared effective by the SEC. The expiration date of the ADT Offer is 5 p.m., EDT, April 15, 1997, and may be extended from time to time by the company until the various conditions to the ADT Offer have been satisfied or waived. The ADT Offer will be
<page28>

subject to the approval of ADT and company shareowners. On January 23, 1997, the waiting period for the Hart-Scott-Rodino Antitrust Improvement Act expired. On February 7, 1997, the company received regulatory approval from the KCC to issue company common stock and debt necessary for the ADT Offer.
         On March 17, 1997, ADT announced that it had entered into a definitive merger agreement pursuant to which Tyco International Ltd. (Tyco), a diversified manufacturer of industrial and commercial products, would effectively acquire ADT in a stock for stock transaction valued at $5.6 billion, or approximately $29 per ADT share of common stock. ADT is engaged in the electronic security services business providing continuous monitoring of commercial and residential security systems for approximately 1.2 million customers in North America and abroad.

         On March 18, 1997, the company issued a press release indicating that it had mailed the details of the ADT Offer to ADT shareowners and that it would be reviewing the Tyco offer as well as considering its alternatives to such offer and assessing its rights as an ADT shareowner. See Note 3 for more information regarding this investment and the proposed ADT Offer.

         ACQUISITION OF WESTINGHOUSE SECURITY SYSTEMS, INC.: On December 31, 1996, the company purchased the assets and assumed certain liabilities comprising Westinghouse Security Systems, Inc. (WSS), a monitored security service provider with over 300,000 accounts in the United States. The company paid $358 million in cash, subject to adjustment. As the acquisition was consummated on December 31, 1996, the assets of WSS are included in the Consolidated Balance Sheets, but the results of operations are not included in the Consolidated Statements of Income. For the year ended December 31, 1996, WSS reported $110 million in revenues. See Note 4 for further information.

         ACQUISITION OF THE WING GROUP LTD: In February of 1996 the company purchased The Wing Group Ltd (The Wing Group), an international power developer.

         As a consequence of consummated acquisitions and investments, the company's investments and other property increased by approximately $1.1 billion in 1996, These investments represents approximately 18% of the company's consolidated assets at December 31, 1996. The impact of the consummated acquisition and investment transactions on the company's 1997 financial results is expected to be accretive to earnings.

         1994 SALES OF MISSOURI GAS PROPERTIES: On January 31, 1994, the company sold substantially all of its Missouri natural gas distribution properties and operations to Southern Union Company (Southern Union). The company sold the remaining Missouri properties to United Cities Gas Company (United Cities) on February 28, 1994. The properties sold to Southern Union and United Cities are referred to herein as the "Missouri Properties." For additional information regarding the sales of the Missouri Properties see
Note 19.

         FORWARD LOOKING INFORMATION: Certain matters discussed in this annual report are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such statements address future plans, objectives, expectations and events or conditions concerning various matters such as capital expenditures, earnings, litigation, rate and other regulatory matters, pending transactions, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as electric utility restructuring, including ongoing state and federal activities; future economic
<page29>

conditions; legislation; regulation; competition; and other circumstances affecting anticipated rates, revenues and costs.

         LIQUIDITY AND CAPITAL RESOURCES: The company's liquidity is a function of its ongoing construction and maintenance program designed to improve facilities which provide electric and natural gas service and meet future customer service requirements. Acquisitions and subsidiary investments also significantly affect the company's liquidity.

         During 1996, construction expenditures for the company's electric system were approximately $138 million and nuclear fuel expenditures were approximately $3 million. It is projected that adequate capacity margins will be maintained without the addition of any major generating facilities for the next five years. The construction expenditures for improvements on the natural gas system, including the company's service line replacement program, were approximately $59 million during 1996.

         Capital expenditures for current utility operations for 1997 through 1999 are anticipated to be as follows:

                          Electric       Nuclear Fuel      Natural Gas
                                    (Dollars in Thousands)
            1997. . . . . $122,900         $21,300           $50,600
            1998. . . . .  126,600          21,500            52,100
            1999. . . . .  130,400           3,800            53,700


         These expenditures are estimates prepared for planning purposes and are subject to revisions (See Note 8). Electric expenditures would be significantly more in years after 1997 following consummation of the merger with KCPL (See Note 2). Natural gas expenditures will be significantly less in 1997 and subsequent years upon the consummation of the alliance with ONEOK (see Note 6).

         The company expects to improve cash flow in 1997 and subsequent years when it begins receiving annual dividends from New ONEOK upon consummation of the alliance with ONEOK.

         Cash provided by operating activities has decreased compared to 1995, but continues to be the primary source for meeting cash requirements. The company believes that internally generated funds and new and existing credit agreements will be sufficient to meet its debt service, dividend payment and capital expenditure requirements for its utility operations.

         The company, through its wholly-owned subsidiary The Wing Group, has committed to investing at least $136 million through June 1998 for power generation projects in the People's Republic of China, Turkey and Colombia. See Notes 4 and 8.

         The company will be required to issue a significant number of its common shares to consummate the transactions discussed above. The company will also be required to raise a significant amount of funds to consummate the proposed transactions and to repay short-term debt incurred in connection with completed transactions. The company expects to raise the required funds from internally generated funds and from the issuance of debt and equity securities. See Notes 2 and 3 for additional discussion regarding the proposed transactions of KCPL and ADT.

         The company's capital needs through 2001 for bond maturities are approximately $200 million. This capital will be provided from internal and external sources available
<page30>

under then existing financial conditions. There are no cash sinking fund requirements for bonds or preference stock through the year 2001.

         On July 1, 1996, all shares of the company's 8.50% Preference Stock due 2016 were redeemed.

         On July 31, 1996 Western Resources Capital II, a wholly-owned trust, of which the sole asset is subordinated debentures of the company, sold in a public offering 4.8 million shares of 8-1/2% Cumulative Quarterly Income Preferred Securities, Series B, for $120 million. The trust interests represented by the preferred securities are redeemable at the option of Western Resources Capital II, on or after July 31, 2001, at $25 per preferred security plus accumulated and unpaid distributions. Holders of the securities are entitled to receive distributions at an annual rate of 8-1/2% of the liquidation preference value of $25. Distributions are payable quarterly, and in substance are tax deductible by the company. These distributions are recorded as interest charges on the Consolidated Statements of Income. The sole asset of the trust is $124 million principal amount of 8-1/2% Deferrable Interest Subordinated Debentures, Series B due July 31, 2036. These preferred securities are included under Western Resources Obligated Mandatorily
Redeemable Preferred Securities of Subsidiary Trusts holding solely company Subordinated Debentures (Other Mandatorily Redeemable Securities) on the Consolidated Balance Sheets and Consolidated Statements of Capitalization (See
Note 11).

         The company's short-term financing requirements are satisfied, as needed, through the sale of commercial paper, short-term bank loans and borrowings under lines of credit maintained with banks. At December 31, 1996, short-term borrowings amounted to $981 million, of which $293 million was commercial paper (See Notes 14 and 15). At December 31, 1996, the company had committed credit arrangements available of $973 million.

         The company's short-term debt balance at December 31, 1996, increased approximately $777 million from December 31, 1995. The increase was primarily a result of the company's purchases of an approximate 27% common equity interest in ADT and its purchase of WSS. See Notes 3 and 4 for further discussion of these purchases.

         On February 12, 1997, the company filed an application with the KCC to issue $550 million in first mortgage bonds or senior unsecured debt to refinance short-term and long-term debt and for other corporate purposes.

         The embedded cost of long-term debt, excluding the revolving credit facility, was 7.6% at December 31, 1996, a decrease from 7.7% at December 31, 1995. Lower interest rates on the company's variable rate pollution control bonds resulted in this decrease.

         The company has a Dividend Reinvestment and Stock Purchase Plan
(DRIP). Shares issued under the DRIP may be either original issue shares or shares purchased on the open market. The company has been issuing original issue shares since January 1, 1995 with 935,461 shares issued in 1996 under the DRIP.

         The company's capital structure at December 31, 1996, was 45% common stock equity, 2% preferred and preference stock, 6% other mandatorily redeemable securities, and 47% long-term debt. The capital structure at December 31, 1996, including short-term debt and current maturities of long-term debt, was 35% common stock equity, 2% preferred and preference stock, 5% other mandatorily redeemable securities, and 58% debt.
<page31>

         As of December 31, 1996, the company's bonds were rated "A3" by Moody's Investors Service, "A-" by Fitch Investors Service, and "A-" by Standard & Poor's Ratings Group (S&P). In January of 1997, reflecting S&P's increased financial rating standards and as a result of the company's increased short-term debt related to its acquisitions, S&P regraded the company's bond rating to BBB+. Pending the resolution of the ADT Offer, the company remains on CreditWatch with negative implications with S&P.

RESULTS OF OPERATIONS

         The following is an explanation of significant variations from prior year results in revenues, operating expenses, other income and deductions, interest charges, and preferred and preference dividend requirements. The results of operations of the company exclude the activities related to the Missouri Properties following the sales of those properties in the first quarter of 1994. For additional information regarding the sales of the Missouri Properties, see Note 19.

         REVENUES

         The operating revenues of the company are based on sales volumes and rates authorized by certain state regulatory commissions and the Federal Energy Regulatory Commission (FERC). Future electric and natural gas sales will be affected by weather conditions, the electric rate reduction which was implemented on February 1, 1997, changes in the industry, changes in the regulatory environment, competition from other sources of energy, competing fuel sources, customer conservation efforts, and the overall economy of the company's service area.

         Electric fuel costs are included in base rates. Therefore, if the company wished to recover an increase in fuel costs, it would have to file a request for recovery in a rate filing with the Kansas Corporation Commission
(KCC) which could be denied in whole or in part. The company's fuel costs represented 17% of its total operating expenses for the years ended December 31, 1996 and 1995. Any increase in fuel costs from the projected average which the company did not recover through rates would reduce the company's earnings. The degree of any such impact would be affected by a variety of factors, however, and thus cannot be predicted.

         1996 Compared to 1995: Electric revenues were five percent higher in 1996 compared to 1995 due to higher sales in the residential and commercial customer classes as a result of colder winter and warmer spring temperatures experienced during the first six months of 1996 compared to 1995. The company's service territory experienced a 17% increase in heating degree days during the first quarter and cooling degree days more than doubled during the second quarter of 1996 compared to the same periods in 1995. Wholesale and interchange sales were also higher due to an increased number of customers. Partially offsetting this increase was abnormally cool summer weather during the third quarter of 1996 compared to 1995 and the $8.7 million electric rate reduction to KGE customers implemented on an interim basis on May 23, 1996 and made permanent on January 15, 1997. For more information related to electric rate decreases, see Note 9.

         Regulated natural gas revenues increased 29% for 1996 as compared to 1995 as a result of colder winter temperatures, higher gas costs passed on to customers through the cost of gas rider (COGR), and increased as-available gas sales. Regulated natural gas revenues for the last six months of 1996 were also higher due to the gas revenue increase ordered by the KCC on July 11, 1996. For additional information on the gas rate increase, see Note 9.
<page32>

         As-available gas is excess natural gas under contract that the company did not require for customer sales or storage that is typically sold to gas marketers. According to the company's tariff, the nominal margin made on as-available gas sales, is returned 75% to customers through the COGR and 25% is reflected in wholesale revenues of the company.

         Natural gas revenues will be significantly less in 1997 and subsequent years following consummation of the alliance with ONEOK (see Note 6).

         Non-regulated gas revenues increased from approximately $170 million to approximately $250 million, or 47%, for 1996 as compared to 1995 as a result of a 12% increase in sales volumes of the company's wholly-owned subsidiary Westar Gas Marketing, Inc. (Westar Gas Marketing). When the alliance with
ONEOK is complete, Westar Gas Marketing will be transferred to New ONEOK.

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

         Natural gas revenues decreased in 1995 primarily as a result of the sales of Missouri Properties in the first quarter of 1994. The Consolidated Statements of Income include revenues of $77 million related to the Missouri Properties for the first quarter of 1994.

         Excluding natural gas sales related to the Missouri Properties, natural gas revenues increased six percent due to an increase in non-regulated gas revenues. Non-regulated gas revenues increased from approximately $145 million to approximately $170 million, or 17%, for 1995 as compared to 1994 as a result of a 44% increase in sales volumes of Westar Gas Marketing.


OPERATING EXPENSES

         1996 Compared to 1995: A 19% increase in total operating expenses in 1996 compared to 1995 is primarily due to a full year of amortization of the acquisition adjustment related to the acquisition of KGE in 1992 and increased fuel expense, purchased power, and natural gas purchases for electric generating stations due to Wolf Creek having been taken off-line for its eighth refueling and maintenance outage during the first quarter of 1996. Also contributing to the increases in fuel and purchased power expenses was the increased net generation due to the increase in customer demand for air conditioning load during the second quarter of 1996. The increase in operating expenses was partially offset by decreased maintenance expense and income tax expense.

         1995 Compared to 1994: Total operating expenses decreased two percent in 1995 compared to 1994. The decrease is largely due to the sales of the Missouri Properties, lower natural gas purchases resulting from lower sales, and lower fuel expense resulting from a lower unit cost of fuel used for generation.

         Partially offsetting this decrease were expenses related to an early retirement program. In the second quarter of 1995, $7.6 million related to early retirement programs was recorded as an expense.
<page33>

         OTHER INCOME AND DEDUCTIONS: Other income and deductions, net of taxes, decreased for the year ended December 31, 1996 compared to 1995 primarily as a result of a decrease in certain miscellaneous regulated gas revenues which ceased during 1996 in accordance with a KCC order.

         Other income and deductions, net of taxes, decreased for the twelve months ended December 31, 1995 compared to 1994 as a result of the gain on the sales of the Missouri Properties recorded in the first quarter of 1994.

         INTEREST CHARGES AND PREFERRED AND PREFERENCE DIVIDEND
REQUIREMENTS:
Total interest charges increased 22% for the twelve months ended December 31, 1996 as compared to 1995 due to increased interest expense on higher balances of the mandatorily redeemable preferred securities and increases in short-term borrowings to finance the purchase of the investment in ADT. Total interest charges increased three percent for the twelve months ended December 31, 1995 as compared to 1994, primarily due to higher debt balances and higher interest rates on short-term borrowings and variable long-term debt.

         KGE MERGER IMPLEMENTATION: In accordance with the KCC KGE merger order, amortization of the acquisition adjustment commenced August 1995. The amortization will amount to approximately $20 million (pre-tax) per year for 40 years. The company is recovering the amortization of the acquisition adjustment through cost savings under a sharing mechanism approved by the KCC.

         Based on the order issued by the KCC, with regard to the recovery of the acquisition premium, the company must achieve a level of savings on an annual basis (considering sharing provisions) of approximately $27 million in order to recover the entire acquisition premium.

         On January 15, 1997, the KCC fixed the annual merger savings level at $40 million which provides complete recovery of the acquisition premium amortization expense and a return on the acquisition premium. See Note 9 for further information relating to rate matters and regulation.

         As management presently expects to continue this level of savings, the amount is expected to be sufficient to allow for the full recovery of the acquisition premium.


OTHER INFORMATION

         INFLATION: Under the rate making procedures prescribed by the regulatory commissions to which the company is subject, only the original cost of plant is recoverable in rates charged to customers. Therefore, because of inflation, present and future depreciation provisions are inadequate for purposes of maintaining the purchasing power invested by common shareowners and the related cash flows are inadequate for replacing property. The impact of this ratemaking process on common shareowners is mitigated to the extent depreciable property is financed with debt that can be repaid with dollars of less purchasing power. While the company has experienced relatively low inflation in the recent past, the cumulative effect of inflation on operating costs may require the company to seek regulatory rate relief to recover these higher costs.

         ENVIRONMENTAL: The company has taken a proactive position with respect to the potential environmental liability associated with former manufactured gas sites and has an agreement with the Kansas Department of Health and Environment to systematically
<page34>

evaluate these sites in Kansas. In accordance with the terms of the ONEOK agreement, ownership of twelve of the fifteen aforementioned sites will be transferred to New ONEOK upon consummation of the ONEOK alliance. The ONEOK agreement limits the company's liabilities to an immaterial amount for future remediation of these sites.

         The company is one of numerous potentially responsible parties at a groundwater contamination site in Wichita, Kansas which is listed by the Environmental Protection Agency (EPA) as a Superfund site.

         The nitrogen oxides (NOx) and toxic limits, which were not set in the law, were proposed by the EPA in January 1996. The company is currently evaluating the steps it will need to take in order to comply with the proposed new. The company will have three years from the date the limits were proposed to comply with the new NOx rules. See Note 8 for more information regarding environmental matters.

         DECOMMISSIONING: The staff of the SEC has questioned certain current accounting practices used by nuclear electric generating station owners regarding the recognition, measurement, and classification of decommissioning costs for nuclear electric generating stations. In response to these questions, the Financial Accounting Standards Board is expected to issue new accounting standards for closure and removal costs, including decommissioning, in 1997. The company is not able to predict what effect such changes would have on its results of operations, financial position, or related regulatory practices until the final issuance of revised accounting guidance, but such effect could be material. Refer to Note 8 for additional information relating to new accounting standards for decommissioning.

         On August 30, 1996, Wolf Creek Nuclear Operating Corporation submitted the 1996 Decommissioning Cost Study to the KCC for approval. Approval of this study was received from the KCC on February 28, 1997. Based on the study, the company's share of these decommissioning costs, under the immediate dismantlement method, is estimated to be approximately $624 million during the period 2025 through 2033, or approximately $192 million in 1996 dollars.
These costs were calculated using an assumed inflation rate of 3.6% over the remaining service life from 1996 of 29 years. Refer to Note 8 for additional information relating to the 1996 Decommissioning Cost Study.

         CORPORATE-OWNED LIFE INSURANCE: A regulatory asset totaling $41 million and $35 million is outstanding at December 31, 1996 and 1995, respectively related to deferred postretirement and postemployment costs. In order to offset these costs, the company purchased corporate-owned life insurance (COLI) policies on its employees in 1992 and 1993. On August 2, 1996, Congress passed legislation that will phase out tax benefits associated with the 1992 and 1993 COLI contracts. The loss of tax benefits will significantly reduce the COLI earnings. The company is evaluating other methods to replace the 1992 and 1993 COLI contracts. The company also has the ability to seek recovery of postretirement and postemployment costs through the ratemaking process. Regulatory precedents established by the KCC are expected to permit the accrued costs of postretirement and postemployment benefits to be recovered in rates. If these costs cannot be recovered in rates, the company will be required to expense the regulatory asset. (See Notes 1 and 12.)

         COMPETITION AND ENHANCED BUSINESS OPPORTUNITIES: The electric and natural gas utility industry in the United States is rapidly evolving from an historically regulated monopolistic market to a dynamic and competitive integrated marketplace. The 1992 Energy Policy Act (Act) began the process of deregulation of the electricity industry by permitting the FERC to order electric utilities to allow third parties to sell electric power to wholesale customers over their transmission systems. As part
<page35>

of the KGE merger, the company agreed to open access of its transmission system for wholesale transactions. During 1996, wholesale electric revenues represented approximately 12% of the company's total electric revenues.

         Since that time, the wholesale electricity market has become increasingly competitive as companies begin to engage in nationwide power brokerage. In addition, various states including California and New York have taken active steps toward allowing retail customers to purchase electric power from third-party providers. In 1996, the KCC initiated a generic docket to study electric restructuring issues. A retail wheeling task force has been created by the Kansas Legislature to study competitive trends in retail electric services. During the 1997 session of the Kansas Legislature, bills have been introduced to increase competition in the electric industry. Among the matters under consideration is the recovery by utilities of costs in excess of competitive cost levels. There can be no assurance at this time that such costs will be recoverable if open competition is initiated in the electric utility market.

         The natural gas industry has been substantially deregulated, with FERC and many state regulators requiring local natural gas distribution companies to allow wholesale and retail customers to purchase gas from third-party providers.

         The successful providers of energy in a deregulated market will not only provide electric or natural gas service but also a variety of other services, including security. The company believes that in the newly deregulated environment, more sophisticated consumers will continue to demand new and innovative options and insist on the development of more efficient products and services to meet their energy-related needs. The company believes that its strong core utility business provides it with the platform to offer the more efficient products and energy services that customers will desire. Furthermore, the company believes it is necessary to continuously seek new ways to add value to its customers' lives and businesses. Recognizing that its current customer base must expand beyond its existing service area, the company views every person, whether in the United States or abroad, as a potential customer. The company also recognizes that its potential to emerge as a leading national energy and energy-related services provider is enhanced by having a strong brand name. The company has been establishing its brand identity through the Westar Security name. The combination of the company and ADT would immediately provide an ideal brand name to capitalize on the emerging security and energy marketplaces.

         Although the company has been planning for the deregulation of the energy market, increased competition for retail electricity sales may in the future reduce the company's earnings from its formerly regulated business. During 1995, however, the company's average retail electric rates were over 9% below the national average and continue to be competitive within the midwestern United States. In 1997, the company further reduced its retail rates and expects to be able to retain a substantial portion of its current sales volume in a competitive environment. Finally, the company believes that the deregulation of the energy market may prove beneficial to the company, since any potential competitive pressure in its formerly regulated business is expected to be more than offset by the nationwide markets which the company expects to enter by offering energy and security services to customers.

         Operating in this competitive environment will place pressure on utility profit margins and credit quality. Wholesale and industrial customers may threaten to pursue cogeneration, self-generation, retail wheeling, municipalization or relocation to other service territories in an attempt to obtain reduced energy costs. Increasing competition has resulted in credit rating agencies applying more stringent guidelines
<page36>

when making utility credit rating determinations. See discussion of Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS 71) in "Regulatory" below.

         The company is providing competitive electric rates for industrial expansion projects and economic development projects in an effort to maintain and increase electric load. During 1996, the company lost a major industrial customer to cogeneration resulting in a reduction to pre-tax earnings of $8.6 million annually. This customer's decision to develop its own cogeneration project was based largely on factors unique to the customer, other than energy cost.

         In light of these developments, the company is pursuing the following strategic plan: 1) maintain a strong core energy business; 2) build a national branded presence; and 3) become a leader in the international energy business. In order to be better positioned for the competitive environment in the energy industry, the company is pursuing a merger with KCPL (see Note 2), seeking to acquire ADT (see Note 3), planning a strategic alliance with ONEOK (see Note
6), and developing international power projects through its wholly-owned subsidiary, The Wing Group (see Note 4).
         REGULATORY: On April 24, 1996, FERC issued its final rule on Order No. 888, "Promoting Wholesale Competition Through Open Access Non-discriminatory Transmission Services by Public Utilities; Recovery of Stranded Costs by
Public Utilities and Transmitting Utilities". The company does not presently expect the order to have a material effect on its operations in large part because it is already operating in substantially the required manner due to its agreement with the KCC during the merger with KGE (See discussion above in "Competition and Enhanced Business Opportunities").

         On May 23, 1996, the company implemented an $8.7 million electric rate reduction to KGE customers on an interim basis. On October 22, 1996, the company, the KCC Staff, the City of Wichita, and the Citizens Utility
Ratepayer Board filed an agreement at the KCC whereby the company's retail electric rates would be reduced, subject to approval by the KCC. This agreement was approved by the KCC on January 15, 1997. Under the agreement, on February 1, 1997, KGE's rates were reduced by $36.3 million and the May, 1996 interim reduction became permanent. KGE's rates will be reduced by another $10 million effective June 1, 1998, and again on June 1, 1999. KPL's rates were reduced by $10 million effective February 1, 1997. Two one-time rebates of $5 million will be credited to the company's customers in January 1998 and 1999. The agreement also fixed annual savings from the merger with KGE at $40 million. This level of merger savings provides for complete recovery of the acquisition premium amortization expense and a return on the acquisition premium. See Note 9 for additional information regarding rate matters.

         On August 22, 1996, the company filed with the FERC an application for approval of its proposed merger with KCPL. On December 18, 1996, the FERC issued a Merger Policy Statement (Policy Statement) which articulates three principal factors the FERC will apply for analyzing mergers: (1) effect on competition, (2) customer protection, and (3) effect on regulation. The FERC has requested the company to and pursuant to the FERC request, the company will revise its filing to comply with the specific requirements of the Policy Statement.

         STRANDED COSTS: The company currently applies accounting standards that recognize the economic effects of rate regulation, SFAS 71, and, accordingly, has recorded regulatory assets and liabilities related to its generation, transmission and distribution operations. In the event the company determines that it no longer meets the criteria set forth in SFAS 71, the accounting impact would be an extraordinary
<page37>

non-cash charge to operations of an amount that would be material. Criteria that give rise to the discontinuance of SFAS 71 include: (1) increasing competition that restricts the company's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from a cost-based regulation to another form of regulation. The company periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate. Based on current evaluation of the various factors and conditions that are expected to impact future cost recovery, the company believes that its net regulatory assets are probable of future recovery. Any regulatory changes that would require the company to discontinue SFAS 71 based upon competitive or other events may significantly impact the valuation of the company's net regulatory assets and its utility plant investments, particularly the Wolf Creek facility. At this time, the effect of competition and the amount of regulatory assets which could be recovered in such an environment cannot be predicted. See discussion of "Competition and Enhanced Business Opportunities" above for initiatives taken to restructure the electric industry in Kansas.

         The term "stranded costs" as it relates to capital intensive utilities has been defined as investment in and carrying costs associated with property, plant and equipment and other regulatory assets in excess of the level which can be recovered in the competitive market in which the utility operates. Regulatory changes, including the introduction of competition, could adversely impact the company's ability to recover its costs in these assets. As of December 31, 1996, the company has recorded regulatory assets which are currently subject to recovery in future rates of approximately $458 million.
Of this amount, $217 million represents a receivable for income tax benefits flow-through to customers. The remainder of the regulatory assets represent items that may give rise to stranded costs including debt issuance costs, deferred post employment/retirement benefits and deferred contract settlement costs. Finally, the company's ability to fully recover its utility plant investments in, and decommissioning cost for, generating facilities, particularly Wolf Creek, may be at risk in a competitive environment. This risk will become more significant as a result of the proposed KCPL Merger as KCPL presently owns a 47% undivided interest in Wolf Creek. Amounts associated with the company's recovery of environmental remediation costs and long-term fuel contract costs cannot be estimated with any certainty, but also represent items that could give rise to "stranded costs" in a competitive environment. In the event that the company was not allowed to recover its investment in these assets, the accounting impact would be a charge to its results of operations that would be material. If completed, the proposed KCPL Merger and the proposed strategic alliance with ONEOK will increase the company's exposure to potential stranded costs.
<page38>


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS                                                        PAGE

Report of Independent Public Accountants                                  40

Financial Statements:

     Consolidated Balance Sheets, December 31, 1996 and 1995              41
     Consolidated Statements of Income for the years ended
       December 31, 1996, 1995 and 1994                                   42
     Consolidated Statements of Cash Flows for the years ended
       1996, 1995 and 1994                                                43
     Consolidated Statements of Taxes for the years ended
       December 31, 1996, 1995 and 1994                                   44
     Consolidated Statements of Capitalization, December 31, 1996
       and 1995                                                           45
     Consolidated Statements of Common Stock Equity for the years
       ended December 31, 1996, 1995 and 1994                             46
     Notes to Consolidated Financial Statements                           47


SCHEDULES OMITTED

         The following schedules are omitted because of the absence of the conditions under which they are required or the information is included in the financial statements and schedules presented:

         I, II, III, IV, and V.
<page39>




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareowners and Board of Directors of Western Resources, Inc.:

         We have audited the accompanying consolidated balance sheets and statements of capitalization of Western Resources, Inc., and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows, taxes and common stock equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Western Resources, Inc., and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

          As explained in Note 12 to the consolidated financial statements, effective January 1, 1994, the company changed its method of accounting for postemployment benefits.




                                                            ARTHUR ANDERSEN
LLP
Kansas City, Missouri,
  January 24, 1997
  (February 7, 1997 with
  respect to Note 2 of
  the Notes to Consolidated
  Financial Statements.)
<page40>

                                 WESTERN RESOURCES, INC.
                                       CONSOLIDATED BALANCE SHEETS
                                          (Dollars in Thousands)

                                                                       December 31,
                                                                  1996              1995
ASSETS
UTILITY PLANT (Notes 1 and 17):
  Electric plant in service . . . . . . . . . . . . . . . .    $5,536,256        $5,341,074
  Natural gas plant in service. . . . . . . . . . . . . . .       834,330           787,453
                                                                6,370,586         6,128,527
  Less - Accumulated depreciation . . . . . . . . . . . . .     2,146,363         1,926,520
                                                                4,224,223         4,202,007
  Construction work in progress . . . . . . . . . . . . . .        93,834           100,401
  Nuclear fuel (net). . . . . . . . . . . . . . . . . . . .        38,461            53,942
     Net utility plant. . . . . . . . . . . . . . . . . . .     4,356,518         4,356,350

INVESTMENTS AND OTHER PROPERTY:
  Investment in ADT (net) . . . . . . . . . . . . . . . . .       590,102              -
  Security business and other property. . . . . . . . . . .       584,647            99,269
  Decommissioning trust (Note 8). . . . . . . . . . . . . .        33,041            25,070
                                                                1,207,790           124,339
CURRENT ASSETS:
  Cash and cash equivalents (Note 1). . . . . . . . . . . .         3,724             2,414
  Accounts receivable and unbilled revenues (net) (Note 1).       318,966           257,292
  Fossil fuel, at average cost. . . . . . . . . . . . . . .        39,061            54,742
  Gas stored underground, at average cost . . . . . . . . .        30,027            28,106
  Materials and supplies, at average cost . . . . . . . . .        66,167            57,996
  Prepayments and other current assets. . . . . . . . . . .        36,503            20,426
                                                                  494,448           420,976
DEFERRED CHARGES AND OTHER ASSETS:
  Deferred future income taxes (Note 10). . . . . . . . . .       217,257           282,476
  Corporate-owned life insurance (net) (Notes 1 and 12) . .        86,179            44,143
  Regulatory assets (Note 9). . . . . . . . . . . . . . . .       241,039           262,393
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .        44,550              -
                                                                  589,025           589,012

     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .    $6,647,781        $5,490,677

CAPITALIZATION AND LIABILITIES

CAPITALIZATION (See statements):
  Common stock equity . . . . . . . . . . . . . . . . . . .    $1,624,680        $1,553,110
  Cumulative preferred and preference stock . . . . . . . .        74,858           174,858
  Western Resources obligated mandatorily redeemable
    preferred securities of subsidiary trusts holding
    solely company subordinated debentures. . . . . . . . .       220,000           100,000
  Long-term debt (net). . . . . . . . . . . . . . . . . . .     1,681,583         1,391,263
                                                                3,601,121         3,219,231
CURRENT LIABILITIES:
  Short-term debt (Note 15) . . . . . . . . . . . . . . . .       980,740           203,450
  Long-term debt due within one year (Note 14). . . . . . .          -               16,000
  Accounts payable. . . . . . . . . . . . . . . . . . . . .       180,540           149,194
  Accrued taxes . . . . . . . . . . . . . . . . . . . . . .        83,813            68,569
  Accrued interest and dividends. . . . . . . . . . . . . .        70,193            62,157
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .        36,806            40,266
                                                                1,352,092           539,636
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes (Note 10) . . . . . . . . . . . . .     1,110,372         1,167,470
  Deferred investment tax credits (Note 10) . . . . . . . .       125,528           132,286
  Deferred gain from sale-leaseback (Note 16) . . . . . . .       233,060           242,700
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       225,608           189,354
                                                                1,694,568         1,731,810
COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)
    TOTAL CAPITALIZATION AND LIABILITIES. . . . . . . . . .    $6,647,781        $5,490,677


The Notes to Consolidated Financial Statements are an integral part of this statement.

<page41>


                                         WESTERN RESOURCES, INC.
                                    CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in Thousands, Except Per Share Amounts)

                                                                     Year Ended December 31,
                                                                1996          1995          1994(1)


OPERATING REVENUES (Notes 1 and 9):
  Electric. . . . . . . . . . . . . . . . . . . . . . .      $1,197,433    $1,145,895    $1,121,781
  Natural gas . . . . . . . . . . . . . . . . . . . . .         849,386       597,405       642,988
    Total operating revenues. . . . . . . . . . . . . .       2,046,819     1,743,300     1,764,769

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . .         245,990       211,994       220,766
    Nuclear fuel (net). . . . . . . . . . . . . . . . .          19,962        19,425        13,562
  Power purchased . . . . . . . . . . . . . . . . . . .          27,592        15,739        15,438
  Natural gas purchases . . . . . . . . . . . . . . . .         354,755       263,790       312,576
  Other operations. . . . . . . . . . . . . . . . . . .         607,995       479,136       438,945
  Maintenance . . . . . . . . . . . . . . . . . . . . .          99,122       108,641       113,186
  Depreciation and amortization . . . . . . . . . . . .         183,722       160,285       157,398
  Amortization of phase-in revenues . . . . . . . . . .          17,544        17,545        17,544
  Taxes (See Statements):
    Federal income. . . . . . . . . . . . . . . . . . .          70,057        72,314        76,477
    State income. . . . . . . . . . . . . . . . . . . .          19,035        18,883        19,145
    General . . . . . . . . . . . . . . . . . . . . . .          97,052        96,839       104,682
      Total operating expenses. . . . . . . . . . . . .       1,742,826     1,464,591     1,489,719

OPERATING INCOME. . . . . . . . . . . . . . . . . . . .         303,993       278,709       275,050

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . .          (2,249)       (2,668)       (5,354)
  Gain on sales of Missouri Properties (Note 19). . . .            -             -           30,701
  Special charges from ADT (Note 3) . . . . . . . . . .         (18,181)         -             -
  Equity in earnings of investees and other (net) . . .          31,723        19,925        10,296
  Income taxes (net) (See Statements) . . . . . . . . .           2,990         7,805        (4,329)
      Total other income and deductions . . . . . . . .          14,283        25,062        31,314

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . .         318,276       303,771
306,364

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . .         105,741        95,962        98,483
  Other . . . . . . . . . . . . . . . . . . . . . . . .          46,810        30,360        23,101
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . .          (3,225)       (4,227)       (2,667)
      Total interest charges. . . . . . . . . . . . . .         149,326       122,095       118,917


NET INCOME. . . . . . . . . . . . . . . . . . . . . . .         168,950       181,676       187,447

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . .          14,839        13,419
13,418

EARNINGS APPLICABLE TO COMMON STOCK . . . . . . . . . .      $  154,111    $  168,257
$  174,029

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . .      63,833,783    62,157,125
61,617,873

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . . .      $     2.41    $
2.71    $     2.82

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . .      $     2.06    $     2.02    $
1.98

(1) Information reflects the sales of the Missouri Properties (Note 19).

The Notes to Consolidated Financial Statements are an integral part of this statement.

<page42>

                                         WESTERN RESOURCES, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Dollars in Thousands)

                                                                     Year Ended December 31,
                                                                1996          1995          1994(1)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .  $  168,950    $  181,676    $  187,447
  Depreciation and amortization . . . . . . . . . . . . . .     190,628       160,285       157,398
  Amortization of nuclear fuel. . . . . . . . . . . . . . .      15,685        14,703        10,437
  Gain on sale of utility plant (net of tax). . . . . . . .        -             (951)      (19,296)
  Amortization of phase-in revenues . . . . . . . . . . . .      17,544        17,545        17,544
  Corporate-owned life insurance policies . . . . . . . . .     (29,713)      (28,548)      (17,246)
  Amortization of gain from sale-leaseback. . . . . . . . .      (9,640)       (9,640)       (9,640)
  Deferred acquisition costs. . . . . . . . . . . . . . . .     (31,518)         -             -
  Equity in earnings of investees . . . . . . . . . . . . .      (9,373)         -             -
  Changes in other working capital items (net of effects
      from acquisitions):
      Accounts receivable and unbilled revenues (net)(Note 1)   (47,474)      (37,532)      (75,630)
      Fossil fuel . . . . . . . . . . . . . . . . . . . . .      15,681       (15,980)       (7,828)
      Gas stored underground. . . . . . . . . . . . . . . .      (1,921)       17,116        (5,403)
      Accounts payable. . . . . . . . . . . . . . . . . . .      15,353        18,578       (41,682)
      Accrued taxes . . . . . . . . . . . . . . . . . . . .      26,709       (19,024)       20,756
      Other . . . . . . . . . . . . . . . . . . . . . . . .      18,325        8,179        41,309
  Changes in other assets and liabilities . . . . . . . . .     (63,950)          537         9,625
    Net cash flows from operating activities. . . . . . . .     275,286       306,944       267,791

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . .     199,509       236,827       237,696
  Sales of utility plant. . . . . . . . . . . . . . . . . .        -           (1,723)     (402,076)
  Purchase of ADT common stock. . . . . . . . . . . . . . .     589,362          -             -
  Security business acquisitions. . . . . . . . . . . . . .     368,535          -             -
  Non-utility investments (net) . . . . . . . . . . . . . .       6,563        15,408         9,041
  Corporate-owned life insurance policies . . . . . . . . .      54,007        55,175        54,914
  Death proceeds of corporate-owned life insurance policies     (10,653)      (11,187)       (1,251)
    Net cash flows used in (from) investing activities. . .   1,207,323       294,500      (101,676)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . .     777,290      (104,750)     (132,695)
  Bonds issued. . . . . . . . . . . . . . . . . . . . . . .        -             -          235,923
  Bonds retired . . . . . . . . . . . . . . . . . . . . . .     (16,135)         (105)     (223,906)
  Revolving credit agreements (net) . . . . . . . . . . . .     225,000        50,000      (115,000)
  Other long-term debt retired. . . . . . . . . . . . . . .        -             -          (67,893)
  Other mandatorily redeemable securities . . . . . . . . .     120,000       100,000          -
  Borrowings against life insurance policies. . . . . . . .      45,978        49,279        70,633
  Repayment of borrowings against life insurance policies .      (4,963)       (5,384)         (225)
  Common stock issued (net) . . . . . . . . . . . . . . . .      33,212        36,161          -
  Preference stock redeemed . . . . . . . . . . . . . . . .    (100,000)         -             -
  Dividends on preferred, preference, and common stock. . .    (147,035)     (137,946)
(134,806)
    Net cash flows from (used in) financing activities. . .     933,347       (12,745)     (367,969)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . .       1,310
(301)        1,498

CASH AND CASH EQUIVALENTS:
  Beginning of the period . . . . . . . . . . . . . . . . .       2,414         2,715         1,217
  End of the period . . . . . . . . . . . . . . . . . . . .  $    3,724    $    2,414    $    2,715

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized). . . . . . . . . . . . . . . . . . . . . .  $ 169,713    $  136,548     $ 134,785
  Income taxes. . . . . . . . . . . . . . . . . . . . . . .     66,692        84,811        90,229


(1) Information reflects the sales of the Missouri Properties (Note 19).

The Notes to Consolidated Financial Statements are an integral part of this statement.

<page43>

                                         WESTERN RESOURCES, INC.
                                    CONSOLIDATED STATEMENTS OF TAXES
                                         (Dollars in Thousands)


                                                                      Year Ended December 31,
                                                                  1996         1995         1994(1)

FEDERAL INCOME TAXES:
  Payable currently . . . . . . . . . . . . . . . . . . . .     $ 61,602     $ 51,218     $ 98,748
  Deferred taxes arising from:
    Alternative minimum tax credit. . . . . . . . . . . . .       18,491       23,925         -
    Depreciation and other property related items . . . . .       (1,386)      (1,813)      29,506
    Energy and cost of gas riders . . . . . . . . . . . . .       (2,095)       5,239        9,764
    Natural gas line survey and replacement program . . . .         (466)       1,192         (313)
    Missouri property sales . . . . . . . . . . . . . . . .         -            -         (36,343)
    Prepaid power sale. . . . . . . . . . . . . . . . . . .          376          (23)     (13,759)
    Other . . . . . . . . . . . . . . . . . . . . . . . . .       (2,301)      (7,046)        (800)
  Amortization of investment tax credits. . . . . . . . . .       (6,652)      (6,789)      (6,739)
      Total Federal income taxes. . . . . . . . . . . . . .       67,569       65,903       80,064
  Less:
  Federal income taxes applicable to non-operating items:
    Missouri property sales . . . . . . . . . . . . . . . .         -            -           9,485
    Other . . . . . . . . . . . . . . . . . . . . . . . . .       (2,488)      (6,411)      (5,898)
      Total Federal income taxes applicable to
        non-operating items . . . . . . . . . . . . . . . .       (2,488)      (6,411)       3,587
        Total Federal income taxes charged to operations. .       70,057       72,314       76,477

STATE INCOME TAXES:
  Payable currently . . . . . . . . . . . . . . . . . . . .       18,885       17,203       17,758
  Deferred (net). . . . . . . . . . . . . . . . . . . . . .         (352)         286        2,129
      Total State income taxes. . . . . . . . . . . . . . .       18,533       17,489       19,887
  Less:
  State income taxes applicable to non-operating items. . .         (502)      (1,394)         742
        Total State income taxes charged to operations. . .       19,035       18,883       19,145

GENERAL TAXES:
  Property and other taxes. . . . . . . . . . . . . . . . .       84,776       83,738       86,687
  Franchise taxes . . . . . . . . . . . . . . . . . . . . .           32           26        5,116
  Payroll taxes . . . . . . . . . . . . . . . . . . . . . .       12,244       13,075       12,879
        Total general taxes charged to operations . . . . .       97,052       96,839      104,682

TOTAL TAXES CHARGED TO OPERATIONS . . . . . . . . . . . . .     $186,144     $188,036
$200,304

  The effective income tax rates set forth below are computed by dividing total Federal and State income
taxes by the sum of such taxes and net income.  The difference between the effective rates and the
Federal statutory income tax rates are as follows:

Year Ended December 31,                                            1996         1995        1994(1)

EFFECTIVE INCOME TAX RATE . . . . . . . . . . . . . . . . .        32.8%        31.8%        35.3%

EFFECT OF:
  State income taxes. . . . . . . . . . . . . . . . . . . .        (5.1)        (4.3)        (4.6)
  Amortization of investment tax credits. . . . . . . . . .         2.7          2.5          2.4
  Corporate-owned life insurance policies . . . . . . . . .         3.7          3.2          2.1
  Flow through and amortization, net. . . . . . . . . . . .         (.2)         (.2)         (.7)
  Other differences . . . . . . . . . . . . . . . . . . . .         1.1          2.0           .5

STATUTORY FEDERAL INCOME TAX RATE . . . . . . . . . . . . .        35.0%        35.0%
35.0%


(1) Information reflects the sales of the Missouri Properties (Note 19).

The Notes to Consolidated Financial Statements are an integral part of this statement.

<page44>

                     WESTERN RESOURCES, INC.
            CONSOLIDATED STATEMENTS OF CAPITALIZATION
                      (Dollars in Thousands)

                                                                   December 31,
                                                             1996               1995

COMMON STOCK EQUITY (See Statements):
  Common stock, par value $5 per share,
    authorized 85,000,000 shares, outstanding
    64,625,259 and 62,855,961 shares, respectively . .    $  323,126       $    314,280
  Paid-in capital. . . . . . . . . . . . . . . . . . .       739,433            697,962
  Retained earnings. . . . . . . . . . . . . . . . . .       562,121            540,868
                                                           1,624,680 45%      1,553,110  48%

CUMULATIVE PREFERRED AND PREFERENCE STOCK (Note 11):
  Preferred stock not subject to mandatory redemption,
    Par value $100 per share, authorized
      600,000 shares, outstanding -
         4 1/2% Series, 138,576 shares . . . . . . . .        13,858             13,858
         4 1/4% Series, 60,000 shares. . . . . . . . .         6,000              6,000
         5% Series, 50,000 shares. . . . . . . . . . .         5,000              5,000
                                                              24,858             24,858
  Preference stock subject to mandatory redemption,
    Without par value, $100 stated value,
      authorized 4,000,000 shares,
      outstanding -
         7.58% Series, 500,000 shares. . . . . . . . .        50,000             50,000
         8.50% Series, 1,000,000 shares. . . . . . . .          -               100,000
                                                              50,000            150,000
                                                              74,858   2%       174,858   6%


WESTERN RESOURCES OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED SECURITIES OF SUBSIDIARY
   TRUSTS HOLDING SOLELY COMPANY
   SUBORDINATED DEBENTURES (Note 11):                        220,000   6%       100,000   3%


LONG-TERM DEBT (Note 14):
  First mortgage bonds . . . . . . . . . . . . . . . .       825,000            841,000
  Pollution control bonds. . . . . . . . . . . . . . .       521,682            521,817
  Revolving credit agreement . . . . . . . . . . . . .       275,000             50,000
  Other long-term debt . . . . . . . . . . . . . . . .        65,190               -
  Less:
    Unamortized premium and discount (net) . . . . . .         5,289              5,554
    Long-term debt due within one year . . . . . . . .          -                16,000
                                                           1,681,583  47%     1,391,263  43%
TOTAL CAPITALIZATION . . . . . . . . . . . . . . . . .    $3,601,121 100%    $3,219,231 100%


The Notes to Consolidated Financial Statements are an integral part of this statement.

<page45>

                                      WESTERN RESOURCES, INC.
                           CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY
                                      (Dollars in Thousands)

                                                         Common       Paid-in      Retained
                                                          Stock       Capital      Earnings

BALANCE DECEMBER 31, 1993, 61,617,873 shares. . . . .   $308,089      $667,738
$446,348

Net income. . . . . . . . . . . . . . . . . . . . . .                               187,447

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                               (13,418)
  Common stock, $1.98 per share . . . . . . . . . . .                              (122,003)

Expenses on common stock. . . . . . . . . . . . . . .                     (228)
Distribution of common stock under the Dividend
  Reinvestment and Stock Purchase Plan. . . . . . . .                      482

BALANCE DECEMBER 31, 1994, 61,617,873 shares. . . . .    308,089       667,992      498,374

Net income. . . . . . . . . . . . . . . . . . . . . .                               181,676

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                               (13,419)
  Common stock, $2.02 per share . . . . . . . . . . .                              (125,763)

Expenses on common stock. . . . . . . . . . . . . . .                     (772)

Issuance of 1,238,088 shares of common stock. . . . .      6,191        30,742

BALANCE DECEMBER 31, 1995, 62,855,961 shares. . . . .    314,280       697,962      540,868


Net income. . . . . . . . . . . . . . . . . . . . . .                               168,950

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                               (14,839)
  Common stock, $2.06 per share . . . . . . . . . . .                              (131,611)

Issuance of 1,769,298 shares of common stock. . . . .      8,846        41,471       (1,247)

BALANCE DECEMBER 31, 1996, 64,625,259 shares. . . . .   $323,126      $739,433
$562,121

The Notes to Consolidated Financial Statements are an integral part of this statement.

<page46>


                            WESTERN RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      General: The Consolidated Financial Statements of Western Resources, Inc. (the company) and its wholly-owned subsidiaries, include KPL, a rate-regulated electric and gas division of the company, Kansas Gas and Electric Company
(KGE), a rate-regulated electric utility and wholly-owned subsidiary of the company, Westar Security, Inc. (Westar Security) a wholly-owned subsidiary which provides monitored electronic security services, Westar Energy, Inc. a wholly-owned subsidiary which provides non-regulated energy services, Westar Capital, Inc. (Westar Capital) a wholly-owned subsidiary which holds equity investments in technology and energy-related companies, The Wing Group Limited (The Wing Group), a wholly-owned developer of international power projects, and Mid Continent Market Center, Inc. (Market Center), a regulated gas transmission service provider. KGE owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek Generating Station (Wolf Creek). The company records its proportionate share of all transactions of WCNOC as it does other jointly-owned facilities. All significant intercompany transactions have been eliminated.

      The company is an investor-owned holding company. The company is engaged principally in the production, purchase, transmission, distribution and sale of electricity, the delivery and sale of natural gas, and electronic security services. The company serves approximately 606,000 electric customers in eastern and central Kansas and approximately 650,000 natural gas customers in Kansas and northeastern Oklahoma. The company's non-utility subsidiaries provide electronic security services to approximately 400,000 customers throughout the United States, market natural gas primarily to large commercial and industrial customers, develop international power projects, and provide other energy-related products and services.

         The company prepares its financial statements in conformity with generally accepted accounting principles as applied to regulated public utilities. The accounting and rates of the company are subject to requirements of the Kansas Corporation Commission (KCC), the Oklahoma Corporation Commission
(OCC), and the Federal Energy Regulatory Commission (FERC). The financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, to disclose contingent assets and liabilities at the balance sheet dates, and to report amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The company currently applies accounting standards that recognize the economic effects of rate regulation Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation", (SFAS 71) and, accordingly, has recorded regulatory assets and liabilities related to its generation, transmission and distribution operations. In 1996, the KCC initiated a generic docket to study electric restructuring issues. A retail wheeling task force has been created by the Kansas Legislature to study competitive trends in retail electric services. During the 1997 session of the Kansas Legislature, bills have been introduced to increase competition in the electric industry. Among the matters under consideration is the recovery by utilities of costs in excess of competitive cost levels. There can be no assurance at this time that such costs will be recoverable if open competition is initiated in the electric utility market. In the event the company determines that it no longer meets the criteria set forth in SFAS 71, the accounting impact would be an extraordinary
<page47>

non-cash charge to operations of an amount that would be material. Criteria that give rise to the discontinuance of SFAS 71 include, (1) increasing competition that restricts the company's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from a cost-based regulation to another form of regulation. The company periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate. Based on current evaluation of the various factors and conditions that are expected to impact future cost recovery, the company believes that its net regulatory assets are probable of future recovery. Any regulatory changes that would require the company to discontinue SFAS 71 based upon competitive or other events may significantly impact the valuation of the company's net regulatory assets and its utility plant investments, particularly the Wolf Creek facility. At this time, the effect of competition and the amount of regulatory assets which could be recovered in such an environment cannot be predicted. See Note 9 for further discussion on regulatory assets.

         In January, 1996, the company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). This Statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Based on the current regulatory structure in which the company operates, the adoption of this standard did not have a material impact on the financial position or results of operations of the company. This conclusion may change in the future as competitive factors influence wholesale or retail pricing in the electric industry.

         Utility Plant: Utility plant is stated at cost. For constructed plant, cost includes contracted services, direct labor and materials, indirect charges for engineering, supervision, general and administrative costs, and an allowance for funds used during construction (AFUDC). The AFUDC rate was 5.7% in 1996, 6.31% in 1995, and 4.08% in 1994. The cost of additions to utility plant and replacement units of property are capitalized. Maintenance costs and replacement of minor items of property are charged to expense as incurred. When units of depreciable property are retired, they are removed from the plant accounts and the original cost plus removal charges less salvage are charged to accumulated depreciation.

         In accordance with regulatory decisions made by the KCC, amortization of the acquisition premium of approximately $801 million resulting from the KGE purchase began in August of 1995. The premium is being amortized over 40 years and has been classified as electric plant in service. Accumulated amortization through December 31, 1996 totaled $27.5 million. See Note 9 for further information concerning the amortization of this premium.

         Depreciation: Depreciation is provided on the straight-line method based on estimated useful lives of property. Composite provisions for book depreciation approximated 2.97% during 1996, 2.84% during 1995, and 2.87% during 1994 of the average original cost of depreciable property. In the past, the methods and rates have been determined by depreciation studies and approved by the various regulatory bodies. The company periodically evaluates its depreciation rates considering the past and expected future experience in the operation of its facilities.

         Environmental Remediation: Effective January 1, 1997, the company adopted the provisions of Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities". This statement provides authoritative guidance for recognition, measurement, display, and disclosure of environmental remediation liabilities in financial statements. The company is currently evaluating and in the process of
<page48>

estimating the potential liability associated with environmental remediation. Management does not expect the amount to be significant to the company's results of operations as the company will seek recovery of these costs through rates as has been permitted by the KCC in the case of another Kansas utility. Additionally, the adoption of this statement is not expected to have a
material impact on the company's financial position.   To the extent that such
remediation costs are not recovered through rates, the costs may be material to the company's operating results, depending on the degree of remediation required and number of years over which the remediation must be completed.

         Cash and Cash Equivalents: For purposes of the Consolidated Statements of Cash Flows, the company considers highly liquid collateralized debt instruments purchased with a maturity of three months or less to be cash equivalents.

         Income Taxes: The company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are recognized based on temporary differences in amounts recorded for financial reporting purposes and their respective tax bases. Investment tax credits previously deferred are being amortized to income over the life of the property which gave rise to the credits (See Note 10).

         Revenues: Operating revenues for both electric and natural gas services include estimated amounts for services rendered but unbilled at the end of each year. Revenues for security services are recognized in the period earned. Unbilled revenues of $83 million and $66 million are recorded as a component of accounts receivable and unbilled revenues (net) on the Consolidated Balance Sheets as of December 31, 1996 and 1995, respectively.

         The company's recorded reserves for doubtful accounts receivable totaled $6.3 million and $4.9 million at December 31, 1996 and 1995, respectively.

         Debt Issuance and Reacquisition Expense: Debt premium, discount, and issuance expenses are amortized over the life of each issue. Under regulatory procedures, debt reacquisition expenses are amortized over the remaining life of the reacquired debt or, if refinanced, the life of the new debt. See Note 9 for more information regarding regulatory assets.

         Risk Management: The company is exposed to fluctuations in price on the portfolio of natural gas transactions resulting from marketing activities of a non-regulated subsidiary. To minimize the risk from market fluctuations, the company enters into natural gas futures, swaps and options in order to hedge existing physical natural gas purchase or sale commitments. These financial instruments are designated as hedges of the underlying physical commitments and as such, gains or losses resulting from changes in market value of the various derivative instruments are deferred and recognized in income when the underlying physical transaction is closed. See Note 5 for further information.

         Fuel Costs: The cost of nuclear fuel in process of refinement, conversion, enrichment, and fabrication is recorded as an asset at original cost and is amortized to expense based upon the quantity of heat produced for the generation of electricity. The accumulated amortization of nuclear fuel in the reactor at December 31, 1996 and 1995, was $25.3 million and $28.5 million, respectively.
<page49>

         Cash Surrender Value of Life Insurance Policies: The following amounts related to corporate-owned life insurance policies (COLI) are recorded in Corporate-owned life insurance (net) on the Consolidated Balance Sheets:

                                                    At December 31,
                                                   1996          1995
                                                 (Dollars in Millions)
         Cash surrender value of policies (1) .  $ 563.0       $ 479.9
         Borrowings against policies. . . . . .   (476.8)       (435.8)
                  COLI (net). . . . . . . . . .  $  86.2       $  44.1

(1) Cash surrender value of policies as presented represents the value of the policies as of the end of the respective policy years and not as of December 31, 1996 and 1995.

         Income is recorded for increases in cash surrender value and net death proceeds. Interest expense is recognized for COLI borrowings except for certain policies entered into in 1992 and 1993. The net income generated from COLI contracts purchased prior to 1992 including the tax benefit of the interest deduction and premium expenses are recorded as Corporate-owned life insurance (net) on the Consolidated Statements of Income. The income from increases in cash surrender value and net death proceeds was $25.4 million in 1996, $22.7 million in 1995, and $15.6 million in 1994. The interest expense deduction taken was $27.6 million for 1996, $25.4 million for 1995, and $21.0 million for 1994.

         The COLI policies entered into in 1992 and 1993 were established to mitigate the cost of postretirement and postemployment benefits. As approved by the KCC, the company is using the net income stream generated by these COLI policies to offset the costs of postretirement and postemployment benefits. A regulatory asset totaling $41 million and $35 million is outstanding at December 31, 1996 and 1995, respectively, related to deferred postretirement and postemployment costs.

         On August 2, 1996, Congress passed legislation that will phase out tax benefits associated with the 1992 and 1993 COLI policies. The loss of tax benefits will significantly reduce the COLI earnings. The company is evaluating other methods to replace the 1992 and 1993 COLI policies. The company also has the ability to seek recovery of postretirement and postemployment costs through the rate making process. Regulatory precedents established by the KCC are expected to permit the accrued costs of postretirement and postemployment benefits to be recovered in rates. If a suitable COLI replacement product cannot be found, or these costs cannot be recovered in rates, the company may be required to expense the regulatory asset. The company currently expects to be able to find a suitable COLI replacement. The legislation had minimal impact on the Company's COLI policies entered into prior to 1992. (See Notes 9 and 12).

         Reclassifications: Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.


2.  PROPOSED MERGER WITH KANSAS CITY POWER & LIGHT COMPANY

         On April 14, 1996, in a letter to Mr. A. Drue Jennings, Chairman of the Board, President and Chief Executive Officer of Kansas City Power & Light Company (KCPL), the company proposed an offer to merge with KCPL (KCPL
Merger).
<page50>

         On November 15, 1996, the company and KCPL announced that representatives of their respective boards and managements met to discuss the proposed merger transaction. On February 7, 1997, KCPL and the company entered into an agreement whereby KCPL would be merged with and into the company.

         The merger agreement provides for a tax-free, stock-for-stock
transaction valued at approximately $2 billion.    Under the terms of the
agreement, KCPL shareowners will receive $32 of company common stock per KCPL common share, subject to an exchange ratio collar of not less than 0.917 to no more than 1.100 common shares. Consummation of the KCPL Merger is subject to customary conditions including obtaining the approval of KCPL's and the company's shareowners and various regulatory agencies. The company expects to be able to close the KCPL Merger in the first half of 1998. See Note 9 for discussion of rate proceedings.

         The KCPL Merger, will create a company with more than two million security and energy customers, $9.5 billion in total assets, $3.0 billion in annual revenues and more than 8,000 megawatts of electric generation resources. As a result of the merger agreement, the company terminated its exchange offer that had been effective since July 3, 1996.

         The KCPL Merger is designed to qualify as a pooling of interests for financial reporting purposes. Under this method, the recorded assets and liabilities of the company and KCPL would be carried forward at historical amounts to a combined balance sheet. Prior period operating results and the consolidated statements of financial position, cash flows and capitalization would be restated to effect the combination for all periods presented.

         KCPL is a public utility company engaged in the generation, transmission, distribution, and sale of electricity to approximately 430,000 customers in western Missouri and eastern Kansas. KCPL and the company have joint interests in certain electric generating assets, including Wolf Creek.

         As of December 31, 1996, the company has incurred approximately $32 million of transaction costs associated with the KCPL Merger. The company anticipates expensing these costs in the first reporting period subsequent to closing the KCPL Merger. As of December 31, 1996, costs incurred have been included in Deferred Charges and Other Assets, Other on the Consolidated Balance Sheets.

3.  ADT LIMITED, INC.

         Investment in ADT Limited, Inc.: During 1996, the company purchased approximately 38 million common shares of ADT Limited, Inc. (ADT) for approximately $589 million. The shares purchased represent approximately 27% of ADT's common shares making the company the largest shareowner of ADT. These purchases were financed entirely with short-term borrowings. ADT is North America's largest monitored security services company with $1.8 billion in annual revenues. ADT has approximately 1.2 million customers in North America and abroad and has approximately 18,000 employees. The company uses the equity method of accounting for this investment. Goodwill of approximately $369 million is associated with this investment and is being amortized over 40 years and is presented net in Equity in earnings of investees and other on the Consolidated Statements of Income. Accumulated amortization approximates $6.5 million at December 31, 1996.

         ADT recently announced that it would record a net charge to income of approximately $60 million during 1996. This charge is primarily related to
<page51>

one-time restructuring charges resulting from its merger with another security company, partially offset by a gain on the sale of non-strategic assets. The company recognized its share of this charge equal to $11.8 million or approximately $0.19 per share, net of tax, as a component of Equity in earnings of investees and other on the Consolidated Statements of Income.

         Proposed Acquisition of ADT: On December 18, 1996, the company announced its intention to offer to exchange $22.50 in cash ($7.50) and shares ($15.00) of the company's common stock for each outstanding common share of ADT not already owned by the company or its subsidiaries (ADT Offer). The value of the ADT Offer, assuming the company's average stock price prior to closing is above $29.75 per common share, is approximately $3.5 billion, including the company's existing investment in ADT. Following completion of the ADT Offer, the company presently intends to propose and seek to have ADT effect an amalgamation, pursuant to which a newly created subsidiary of the company incorporated under the laws of Bermuda will amalgamate with and into ADT
(Amalgamation).   Based upon the closing stock price of the company on March
13, 1997, approximately 60.1 million shares of company common stock would be issuable pursuant to the acquisition of ADT. However, the actual number of shares of company common stock that would be issuable in connection with the ADT Offer and the Amalgamation will depend on the exchange ratio and the number of shares validly tendered prior to the expiration date of the ADT
Offer and the number of shares of ADT outstanding at the time the Amalgamation is completed.

         On March 3, 1997, the company announced a change in the ADT Offer. Under the terms of the revised ADT Offer, ADT shareowners would receive $10 cash plus 0.41494 of a share of company common stock for each share of ADT tendered, based on the closing price of the company's common stock on March
13, 1997. ADT shareowners would not, however, receive more than 0.42017 shares of company common stock for each ADT common share.

         Concurrent with the announcement of the ADT Offer on December 18, 1996, the company filed a registration statement on Form S-4 with the Securities and Exchange Commission (SEC) related to the ADT Offer. On March 14, 1997, the registration statement was declared effective by the SEC. The expiration date of the ADT Offer is 5 p.m., EDT, April 15, 1997, and may be extended from time to time by the company until the various conditions to the ADT Offer have been satisfied or waived. The ADT Offer will be subject to the approval of ADT and company shareowners. On January 23, 1997, the waiting period for the Hart-Scott-Rodino Antitrust Improvement Act expired. On February 7, 1997, the company received regulatory approval from the KCC to issue company common
stock and debt necessary for the ADT Offer.   See Note 5 for summary financial
information concerning ADT.

         On March 17, 1997, ADT announced that it had entered into a definitive merger agreement pursuant to which Tyco International Ltd. (Tyco), a diversified manufacturer of industrial and commercial products, would effectively acquire ADT in a stock for stock transaction valued at $5.6 billion, or approximately $29 per ADT share of common stock.

         On March 18, 1997, the company issued a press release indicating that it had mailed the details of the ADT Offer to ADT shareowners and that it would be reviewing the Tyco offer as well as considering its alternatives to such offer and assessing its rights as an ADT shareowner. See Note 3 for more information regarding this investment and the proposed ADT Offer.
<page52>


4. ACQUISITIONS

         On December 31, 1996, Westar Capital bought the assets of Westinghouse Security Systems, Inc. (WSS). This acquisition, which was accounted for as a purchase, significantly expands the scope of the company's security service operations. Westar Capital paid approximately $358 million in cash, subject to adjustment, to purchase the assets and assume certain liabilities of WSS. Based on a preliminary estimate of the purchase price allocation, the company recorded approximately $275 million of goodwill to be amortized over 40 years. This balance is included in Security business and other property on the accompanying Consolidated Balance Sheets. Since the transaction closed on December 31, 1996, no operating results are reflected on the Consolidated Statements of Income. For the year ended December 31, 1996, WSS reported $110 million in revenues. As of December 31, 1996, the company consolidated WSS' financial position in the accompanying Consolidated Balance Sheets. The company financed this acquisition with short-term borrowings.

         During 1996, the company also acquired The Wing Group and three small security system companies. The Wing Group develops international power projects. In connection with these acquisitions, the company gave consideration of approximately $33.8 million in cash and 683,333 shares of common stock. In connection with the acquisitions, liabilities were assumed as follows:

                                                  (Dollars in Millions)
               Fair value of assets acquired             $ 38.8
               Consideration paid                        $(33.8)
               Liabilities assumed                       $  5.0

         Each acquisition was accounted for as a purchase. Goodwill related to these acquisitions of approximately $32.9 million is presented in the Consolidated Balance Sheets as Security business and other property and is being amortized over 20 years. Accumulated amortization of approximately $943,000 has been recognized to date.

         The purchase agreement related to The Wing Group allows the company, at its option, to purchase ownership interests in power projects in which the former owners of The Wing Group have rights. In 1996, the company gave shares of common stock to the former owners of The Wing Group in return for a nine percent equity interest in a power project in Turkey. See Note 8 for information with respect to investment commitments made by the company on behalf of The Wing Group.


5. NON-REGULATED SUBSIDIARIES

         Certain non-regulated subsidiaries use natural gas futures, swaps and options contracts to reduce the effects of natural gas commodity price volatility on operating results which include price risk and basis risk.
Price risk is the difference in price between the physical commodity being hedged and the price of the futures contracts used for hedging. Natural gas options held to hedge price risk provide the right, but not the requirement, to buy or sell natural gas at a fixed price. Basis risk is the risk that an adverse change in the futures market will not be completely offset by an equal and opposite change in the cash price of the commodity being hedged. Basis risk exists in natural gas primarily due to the geographical price differentials between cash market locations and futures contract delivery locations. In general, the company's risk management policy requires that positions taken with derivatives be offset by positions in physical transactions or other derivatives. All of the company's financial instruments are held for purposes other than trading.
<page53>

         The derivative instruments used to hedge commodity transactions have historically had a high correlation with commodity prices and are expected to continue to do so. The correlation of indices and prices is regularly evaluated by management to ensure that the instruments continue to be effective hedges. In the event that the correlation falls below allowable levels, the gains or losses associated with hedging instruments are recognized in the current period to the extent that correlation was lost. The maturity of the derivative instruments is timed to coincide with the hedged transaction. If the hedged transaction is terminated early or if an anticipated transaction fails to occur, the deferred gain or loss associated with the derivative instrument is recognized in the period and the hedge is closed.

         The company has historically used natural gas futures and options contracts traded on the New York Mercantile Exchange and natural gas financial swaps with various third parties to reduce exposure to price risk when gas is not bought and sold simultaneously. At December 31, 1996, the company had a deferred gain of $3.4 million representing unrealized gains on forward commitments that will mature through the year 2000.

         The consolidated financial statements include the company's investments in ADT and Hanover Compressor Company (Hanover) each accounted for under the equity method of accounting. The company's investments (not including the amortization of goodwill) in these entities are as follows:
                                         1996                  1995
                                               (Dollars in Thousands)
                    Ownership
                    Interest
   ADT                 27%              $596,598             $  -
   Hanover             24%                64,166              55,963

         The company's equity in earnings of these entities is as follows:

Year Ended December 31                       1996                  1995
                                            (Dollars in Thousands)

   ADT                                      $ 7,236             $  -
   Hanover                                    2,137                  33


Summarized combined financial information of ADT and Hanover is presented below:

As of and for the year ended December 31,    1996(1)               1995(1)
                                                    (Dollars in Thousands)

Balance Sheet:
   Current assets                        $  531,275          $   43,603
   Noncurrent assets                      2,295,824             207,316
   Current liabilities                      433,845              20,333
   Noncurrent liabilities                 1,493,900              64,390
   Equity                                   899,354             166,196

Income Statement:
   Revenues                               1,887,180              95,964
   Operating expenses                     2,559,707              90,350
   Net income (loss)                       (670,326)(2)           5,614
<page54>


(1) Information presented for ADT is based on ADT's quarterly report on Form 10-Q. ADT's balance sheet information and results of operations represent the twelve months ended September 30, 1996, based on publicly available information. Hanover's financial information is presented as of November 30, 1996, the most recent information available. The company cannot give any assurance of the accuracy of the information so obtained.

(2) ADT's net income through September 30, 1996 as reported in its Form 10-Q for the nine months ended September 30, 1996, includes a one-time charge related to the adoption of SFAS 121. This charge for approximately $745 million was incurred prior to the company's investment in ADT. The company cannot give any assurance of the accuracy of the information so obtained.


6.  PROPOSED STRATEGIC ALLIANCE

         On December 12, 1996, the company and ONEOK Inc. (ONEOK) announced an agreement to form a strategic alliance combining the natural gas assets of both companies. Under the agreement for the proposed strategic alliance, the company will contribute its natural gas business to a new company (New ONEOK) in exchange for a 45% equity interest. The recorded net property value being contributed at December 31, 1996 is estimated at $600 million (unaudited). No gain or loss is expected to be recorded as a result of the proposed transaction. The proposed transaction is subject to satisfaction of customary conditions, including approval by ONEOK shareowners and regulatory authorities. The company is working towards consummation of the transaction during the second half of 1997.

         The equity interest would be comprised of approximately 3.0 million common shares and 19.3 million convertible preferred shares. Upon consummation of the proposed alliance, the company will record its common equity interest in New ONEOK's earnings using the equity method of accounting. Earnings for the convertible preferred shares held will be recognized and recorded based upon preferred dividends paid. The convertible preferred shares are expected to pay an initial dividend rate of $1.80 per share. For its fiscal year ended August 31, 1996, ONEOK reported operating revenues of $1.2 billion and net income of $52.8 million.

         The structure of the proposed alliance is not expected to have any immediate income tax consequences to either company or to either company's shareowners.


7.  LEGAL PROCEEDINGS

         The company has requested that the District Court for the Southern District of Florida require that ADT hold a special shareowners meeting no later than March 20, 1997. In its filing, the company claims that the ADT board of directors has breached its fiduciary and statutory duties and that there is no reason to delay the special meeting until July 8, 1997 as established by ADT. See Note 3 for additional information regarding the proposed acquisition of ADT.

         On December 26, 1996, an ADT shareowner filed a purported class action complaint against ADT, ADT's board of directors, the company and the company's wholly-owned subsidiary, Westar Capital in the Civil Division of the Circuit Court of the Fifteenth Judicial Circuit in Palm Beach County, Florida.
(Charles Gachot v. ADT, Ltd., Western Resources, Inc., Westar Capital, Inc., Michael A. Ashcroft, et al., Case No. 96-10912-AN) The complaint alleges, among other things, that the company and Westar Capital are breaching their fiduciary duties to ADT's shareowners by failing to offer "an appropriate premium for the
<page55>

controlling interest" in ADT and by holding "an effective blocking position" that prevents independent parties from bidding for ADT. The complaint seeks preliminary and permanent relief enjoining the company from acquiring the outstanding shares of ADT and unspecified damages. The company believes it has good and valid defenses to the claims asserted and does not anticipate any material adverse effect upon its overall financial condition or results of operations.

         Subject to the approval of the KCC, the company entered into five new gas supply contracts with certain entities affiliated with The Bishop Group, Ltd. (Bishop entities) which are currently regulated by the KCC. A contested hearing was held for the approval of those contracts. While the case was under consideration by the KCC, the FERC issued an order under which it extended jurisdiction over the Bishop entities. On November 3, 1995, the KCC stayed its consideration of the contracts between the company and the Bishop entities until the FERC takes final appealable action on its assertion of jurisdiction over the Bishop entities.

         On June 28, 1996, the KCC issued its order by dismissing the company's application for approval of the contracts and of recovery of the related costs from its customers. The company appealed this ruling and on January 24, 1997, the Kansas Court of Appeals reversed the KCC order and upheld the contracts and the company's recovery of related costs from its customers were approved by operation of law.

         As part of the acquisition of WSS on December 31, 1996, WSS assigned to WestSec, a wholly-owned subsidiary of Westar Capital established to acquire the assets of WSS, a software license with Innovative Business Systems (IBS) which is integral to the operation of its security business. On January 8, 1997, IBS filed litigation in Dallas County, Texas in the 298th Judicial District Court concerning the assignment of the license to WestSec, (Innovative Business Systems (Overseas) Ltd., and Innovative Business
Software, Inc. v. Westinghouse Electric Corporation, Westinghouse Security Systems, Inc., WestSec, Inc., Western Resources, Inc., et al., Cause
No. 97-00184). The company and Westar Capital have demanded Westinghouse Electric Corporation defend and indemnify them. While the loss of use of the license may have a material impact on the operations of WestSec, management of the company currently does not believe that the ultimate disposition of this matter will have a material adverse effect upon the company's overall financial condition or results of operations

         The company and its subsidiaries are involved in various other legal, environmental, and regulatory proceedings. Management believes that adequate provision has been made and accordingly believes that the ultimate dispositions of these matters will not have a material adverse effect upon the company's overall financial position or results of operations.


8.  COMMITMENTS AND CONTINGENCIES

         As part of its ongoing operations and construction program, the company has commitments under purchase orders and contracts which have an unexpended balance of approximately $69.9 million at December 31, 1996. Approximately $12.8 million is attributable to modifications to upgrade the three turbines at Jeffrey Energy Center to be completed by December 31, 1998.

         In January 1994, the company entered into an agreement with Oklahoma Municipal Power Authority (OMPA). Under the agreement, the company received a prepayment
<page56>

of approximately $41 million for which the company will provide capacity and transmission services to OMPA through the year 2013.

         Manufactured Gas Sites: The company has been associated with 15 former manufactured gas sites located in Kansas which may contain coal tar and other potentially harmful materials. The company and the Kansas Department of Health and Environment (KDHE) entered into a consent agreement governing all future work at the 15 sites. The terms of the consent agreement will allow the company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analyses. The prioritized sites will be investigated over a ten year period. The agreement will allow the company to set mutual objectives with the KDHE in order to expedite effective response activities and to control costs and environmental impact. The costs incurred for site investigation and risk assessment in 1996 and 1995 were minimal. In accordance with the terms of the ONEOK agreement, ownership of twelve of the aforementioned sites will be transferred to New ONEOK upon closing. The ONEOK agreement limits the company's liabilities to an immaterial amount for future remediation of these sites.

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

         Clean Air Act: The Clean Air Act Amendments of 1990 (the Act) require a two-phase reduction in certain emissions. To meet the monitoring and reporting requirements under the acid rain program, the company has installed continuous monitoring and reporting equipment at a total cost of approximately $10 million as of December 31, 1996. The company does not expect material expenditures to be needed to meet Phase II sulfur dioxide requirements.

         The nitrogen oxides(NOx) and toxic limits, which were not set in the law, were proposed by the EPA in January 1996. The company is currently evaluating the steps it would need to take in order to comply with the proposed new rules. The company will have three years from the date the limits were proposed to comply with the new NOx rules.

         Decommissioning: The company accrues decommissioning costs over the expected life of the Wolf Creek generating facility. The accrual is based on estimated unrecovered decommissioning costs which consider inflation over the remaining estimated life of the generating facility and are net of expected earnings on amounts recovered from customers and deposited in an external trust fund.

         On August 30, 1996, WCNOC submitted the 1996 Decommissioning Cost Study to the KCC for approval. Approval of this study was received from the KCC on February 28, 1997. Based on the study, the company's share of these decommissioning costs, under the immediate dismantlement method, is estimated to be approximately $624 million during the period 2025 through 2033, or approximately $192 million in 1996 dollars. These costs were calculated using an assumed inflation rate of 3.6% over the remaining service life from 1996 of 29 years.
<page57>

         Decommissioning costs are currently being charged to operating expenses in accordance with the prior KCC orders. Electric rates charged to customers provide for recovery of these decommissioning costs over the life of Wolf
Creek. Amounts expensed approximated $3.7 million in 1996 and will increase annually to $5.6 million in 2024. These expenses are deposited in an external trust fund. The average after tax expected return on trust assets is 5.7%. Approval of this funding schedule is still pending with the KCC.

         The company's investment in the decommissioning fund, including reinvested earnings approximated $33.0 million and $25.1 million at December 31, 1996 and December 31, 1995, respectively. Trust fund earnings accumulate in the fund balance and increase the recorded decommissioning liability. These amounts are reflected in Investments and Other Property, Decommissioning trust, and the related liability is included in Deferred Credits and Other Liabilities, Other, on the Consolidated Balance Sheets.

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

         The Owners carry decontamination liability, premature decommissioning liability, and property damage insurance for Wolf Creek totaling approximately $2.8 billion ($1.3 billion, company's share). This insurance is provided by a
<page58>

combination of "nuclear insurance pools" ($500 million) and Nuclear Electric Insurance Limited (NEIL) ($2.3 billion). In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination. The company's share of any remaining proceeds can be used for property damage or premature decommissioning costs up to $1.3 billion (company's share). Premature decommissioning insurance cost recovery is the excess of funds previously collected for decommissioning (as discussed under "Decommissioning").

         The Owners also carry additional insurance with NEIL to cover costs of replacement power and other extra expenses incurred during a prolonged outage resulting from accidental property damage at Wolf Creek. If losses incurred at any of the nuclear plants insured under the NEIL policies exceed premiums, reserves, and other NEIL resources, the company may be subject to retrospective assessments under the current policies of approximately $8 million per year.

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

         Fuel Commitments: To supply a portion of the fuel requirements for its generating plants, the company has entered into various commitments to obtain nuclear fuel and coal. Some of these contracts contain provisions for price escalation and minimum purchase commitments. At December 31, 1996, WCNOC's nuclear fuel commitments (company's share) were approximately $15.4 million for uranium concentrates expiring at various times through 2001, $59.4 million for enrichment expiring at various times through 2003, and $70.3 million for fabrication through 2025. At December 31, 1996, the company's coal contract commitments in 1996 dollars under the remaining terms of the contracts were approximately $2.6 billion. The largest coal contract expires in 2020, with the remaining coal contracts expiring at various times through 2013.

         Energy Act: As part of the 1992 Energy Policy Act, a special assessment is being collected from utilities for a uranium enrichment, decontamination, and decommissioning fund. The company's portion of the assessment for Wolf Creek is approximately $7 million, payable over 15 years. Management expects such costs to be recovered through the ratemaking process.

         Investment Commitments: During 1996, The Wing Group obtained ownership interests in independent power generation projects under construction in Turkey and Colombia. The Wing Group or other non-regulated company subsidiaries are committed to future funding of equity interests in these projects. In 1997, commitments are not expected to exceed $31 million. Currently, equity commitments beyond 1997 are approximately $3 million. The company has also committed $105 million through June of 1998 to power generation projects in the People's Republic of China.


9.  RATE MATTERS AND REGULATION

         Utility expenses and credits recognized as regulatory assets and liabilities on the Consolidated Balance Sheets are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers in utility revenues. The company expects to recover the following regulatory assets in rates:
<page59>

December 31,                                1996          1995
                                           (Dollars in Thousands)
Coal contract settlement costs            $ 21,037      $ 27,274
Service line replacement                    12,921        14,164
Post employment/retirement benefits (See
  Note 12)                                  40,834        35,057
Deferred plant costs                        31,272        31,539
Phase-in revenues                           26,317        43,861
Debt issuance costs (See Note 1)            78,532        80,354
Deferred cost of gas purchased              21,332        20,318
Other regulatory assets                      8,794         9,826
 Total regulatory assets                  $241,039      $262,393

         Coal Contract Settlements: In March 1990, the KCC issued an order allowing KGE to defer its share of a 1989 coal contract settlement with the Pittsburg and Midway Coal Mining Company amounting to $22.5 million. This amount was recorded as a deferred charge and is included in Deferred Charges and Other Assets, Regulatory assets, on the Consolidated Balance Sheets. The settlement resulted in the termination of a long-term coal contract. The KCC permitted KGE to recover this settlement as follows: 76% of the settlement plus a return over the remaining term of the terminated contract (through
2002) and 24% to be amortized to expense with a deferred return equivalent to the carrying cost of the asset.

         In September 1994, the FERC issued an order allowing the company to defer $24.5 million in costs associated with the buy-out of a long-term coal supply contract with American Metal Climax (AMAX) to supply the Lawrence and Tecumseh Energy Centers. The deferred costs are included in the Deferred Charges and Other Assets, Regulatory assets, section of the Consolidated Balance Sheets and are amortized monthly to expense over the life of the original AMAX contract (through 2013).

         Service Line Replacement: On January 24, 1992, the KCC issued an order allowing the company to continue the deferral of service line replacement program costs incurred since January 1, 1992, including depreciation, property taxes, and carrying costs for recovery. As part of the natural gas distribution rate case settlement on July 11, 1996 (See discussion of natural gas distribution rate case above), the company was permitted to begin amortizing these costs in July 1996. Approximately $431,000 will be amortized each month through June 1999. At December 31, 1996, approximately $12.9 million of these deferrals have been included in Deferred Charges and Other Assets, Regulatory assets, on the Consolidated Balance Sheets. These deferrals will become a responsibility of New ONEOK, when the alliance with ONEOK is consummated.

         Deferred Plant Costs: In 1986, KGE recognized the effects of Wolf Creek related disallowances in accordance with Statement of Financial Accounting Standards No. 90 "Regulated Enterprises - Accounting for Abandonments and Disallowances of Plant Costs".

         Phase-in Revenues: In 1988, the KCC ordered the accrual of phase-in revenues to be discontinued by KGE effective December 31, 1988. KGE began amortizing the phase-in revenue asset on a straight-line basis over 9 l/2 years beginning January 1, 1989. At December 31, 1996, approximately $26 million of deferred phase-in revenues remain to be recovered.

         Deferred Cost of Gas Purchased: The company, under rate orders from the KCC, OCC, and FERC, recovers increases in fuel and natural gas costs through fuel adjustment clauses for wholesale and certain retail electric customers and various cost of gas riders (COGR) for natural gas customers. The KCC and the OCC
<page60>

require the annual difference between actual gas cost incurred and cost recovered through the application of the COGR be deferred and amortized through rates in subsequent periods.

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

         On May 23, 1996, the company implemented an $8.7 million electric rate reduction to KGE customers on an interim basis. On October 22, 1996, the company, the KCC Staff, the City of Wichita, and the Citizens Utility
Ratepayer Board filed an agreement with the KCC whereby the company's retail electric rates would be reduced, subject to approval by the KCC. This agreement was approved on January 15, 1997. Under the agreement, on February 1, 1997, KGE's rates were reduced by $36.3 million and, in addition, the May 1996 interim reduction became permanent. KGE's rates will be reduced by another $10 million effective June 1, 1998, and again on June 1, 1999. KPL's rates were reduced by $10 million effective February 1, 1997. Two one-time rebates of $5 million will be credited to the company's customers in January 1998 and 1999. The agreement also fixed annual savings from the merger with KGE at $40 million. This level of merger savings provides for complete recovery of and a return on the acquisition premium.

         On April 15, 1996, the company filed an application with the KCC requesting an order approving its proposal to merge with KCPL and for other related relief. On July 29, 1996, the company filed its First Amended Application with the KCC in its proceeding for approval to merge with KCPL. The amended application proposed an incentive rate mechanism requiring all regulated earnings in excess of the merged company's 12.61% return on equity to be split among customers, shareowners, and additional depreciation on Wolf Creek.

         On November 27, 1996, the KCC issued a Suspension Order and on December 3, 1996, an order was issued which suspended, subject to refund, costs related to purchases from Kansas Pipeline Partnership included in the company's COGR.
On December 12, 1996, the company filed a Petition for Reconsideration or For More Definite Statement by Staff of the Issues to be addressed in this Docket. On March 3, 1997, the Staff issued a More Definite Statement specifying which charges from Kansas Pipeline Partnership (KPP) it asserts are inappropriate for inclusion in the company's COGR. The company responded to the More
Definite Statement stating that it does not believe any of the charges from KPP should be disallowed from its COGR. The company does not expect this proceeding to have a material adverse effect on its results of operations.
<page61>
         MPSC Proceedings: On May 3, 1996, the company filed an application with the MPSC requesting an order approving its proposal to merge with KCPL.
The application includes the same regulatory plan as proposed before the KCC and includes an annual rate reduction of $21 million for KCPL retail electric customers.

         FERC Proceedings: On August 22, 1996, the company filed with the FERC an application for approval of its proposed merger with KCPL. On December 18, 1996, the FERC issued a Merger Policy Statement (Policy Statement) which articulates three principal factors the FERC will apply for analyzing mergers:
(1) effect on competition, (2) customer protection, and (3) effect on regulation. The FERC has requested the company to and the company will revise its filing to comply with the specific requirements of the Policy Statement.


10.  INCOME TAXES

         Under SFAS 109, temporary differences gave rise to deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995, respectively, as follows:

                                                   1996             1995
                                                   (Dollars in Thousands)
Deferred tax assets:
  Deferred gain on sale-leaseback. . . . .      $   99,466       $  105,007
  Alternative minimum tax carryforwards. .             250           18,740
  Other. . . . . . . . . . . . . . . . . .          29,945           30,789
    Total deferred tax assets. . . . . . .      $  129,661       $  154,536
Deferred Tax Liabilities:
  Accelerated depreciation and other . . .      $  654,102       $  653,134
  Acquisition premium. . . . . . . . . . .         307,242          315,513
  Deferred future income taxes . . . . . .         217,257          282,476
  Other. . . . . . . . . . . . . . . . . .          61,432           70,883
    Total deferred tax liabilities . . . .      $1,240,033       $1,322,006
   Accumulated deferred
  income taxes, net. . . . . . . . . . . .      $1,110,372       $1,167,470

   In accordance with various rate orders received from the KCC and the OCC, the company has not yet collected through rates the amounts necessary to pay a significant portion of the net accumulated deferred income tax liabilities.
As management believes it is probable that the net future increases in income taxes payable will be recovered from customers, it has recorded a deferred asset for these amounts. These assets are also a temporary difference for which deferred income tax liabilities have been provided.


11. COMMON STOCK, PREFERRED STOCK, PREFERENCE STOCK,
    AND OTHER MANDATORILY REDEEMABLE SECURITIES

         The company's Restated Articles of Incorporation, as amended, provide for 85,000,000 authorized shares of common stock. At December 31, 1996, 64,625,259 shares were outstanding.

         The company has a Dividend Reinvestment and Stock Purchase Plan
(DRIP). Shares issued under the DRIP may be either original issue shares or shares purchased on the open market. The company has been issuing original issue shares since January 1, 1995 with 935,461 shares issued in 1996 under the DRIP. At December 31, 1996, 2,082,166 shares were available under the DRIP registration statement.
<page62>

         Not Subject to Mandatory Redemption: The cumulative preferred stock is redeemable in whole or in part on 30 to 60 days notice at the option of the company.

         Subject to Mandatory Redemption: On July 1, 1996, all shares of the company's 8.50% Preference Stock due 2016 were redeemed.

         The mandatory sinking fund provisions of the 7.58% Series preference stock require the company to redeem 25,000 shares annually beginning on April 1, 2002, and each April 1 through 2006 and the remaining shares on April 1, 2007, all at $100 per share. The company may, at its option, redeem up to an additional 25,000 shares on each April 1 at $100 per share. The 7.58% Series also is redeemable in whole or in part, at the option of the company, subject to certain restrictions on refunding, at a redemption price of $104.55, $103.79, and $103.03 per share beginning April 1, 1996, 1997, and 1998, respectively.

         Other Mandatorily Redeemable Securities: On December 14, 1995, Western Resources Capital I, a wholly-owned trust, issued four million preferred securities of 7-7/8% Cumulative Quarterly Income Preferred Securities, Series
A, for $100 million. The trust interests represented by the preferred securities are redeemable at the option of Western Resources Capital I, on or after December 11, 2000, at $25 per preferred security plus accrued interest and unpaid dividends. Holders of the securities are entitled to receive distributions at an annual rate of 7-7/8% of the liquidation preference value of $25. Distributions are payable quarterly, and in substance are tax deductible by the company. These distributions are recorded as interest charges on the Consolidated Statements of Income. The sole asset of the trust is $103 million principal amount of 7-7/8% Deferrable Interest Subordinated Debentures, Series A due December 11, 2025 (the Subordinated Debentures).

         On July 31, 1996, Western Resources Capital II, a wholly-owned trust, of which the sole asset is subordinated debentures of the company, sold in a public offering, 4.8 million shares of 8-1/2% Cumulative Quarterly Income Preferred Securities, Series B, for $120 million. The trust interests represented by the preferred securities are redeemable at the option of Western Resources Capital II, on or after July 31, 2001, at $25 per preferred security plus accumulated and unpaid distributions. Holders of the securities are entitled to receive distributions at an annual rate of 8-1/2% of the liquidation preference value of $25. Distributions are payable quarterly, and in substance are tax deductible by the company. These distributions are recorded as interest charges on the Consolidated Statements of Income. The sole asset of the trust is $124 million principal amount of 8-1/2% Deferrable Interest Subordinated Debentures, Series B due July 31, 2036.

         The preferred securities are included under Western Resources obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company subordinated debentures (Other Mandatorily Redeemable
Securities) on the Consolidated Balance Sheets and Consolidated Statements of Capitalization.

         In addition to the company's obligations under the Subordinated Debentures, the company has agreed, pursuant to guarantees issued to the trusts, the provisions of the trust agreements establishing the trusts and related expense agreements, to guarantee, on a subordinated basis, payment of distributions on the preferred securities (but not if the applicable trust does not have sufficient funds to pay such distributions) and to pay all of the expenses of the trusts (collectively, the "Back-up Undertakings"). Considered together, the Back-up Undertakings constitute a full and unconditional guarantee by the company of the trusts obligations under the preferred securities.
<page63>

12.  EMPLOYEE BENEFIT PLANS

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

         The following tables provide information on the components of pension and salary continuation costs under Statement of Financial Accounting Standards No. 87 "Employers' Accounting for Pension Plans" (SFAS 87), funded status and actuarial assumptions for the company:

Year Ended December 31,                1996          1995        1994
                                          (Dollars in Thousands)
SFAS 87 Expense:
  Service cost. . . . . . . . . .    $ 11,644     $ 11,059     $ 10,197
  Interest cost on projected
    benefit obligation. . . . . .      34,003       32,416       29,734
  (Gain) loss on plan assets. . .     (65,799)    (102,731)       7,351
  Deferred investment gain (loss)      30,119       70,810      (38,457)
  Net amortization. . . . . . . .       2,140        1,132          245
      Net expense . . . . . . . .    $ 12,107     $ 12,686     $  9,070


December 31,                           1996         1995         1994
                                          (Dollars in Thousands)
Reconciliation of Funded Status:
  Actuarial present value of
    benefit obligations:
      Vested . . . . . . . . . . .   $347,734     $331,027     $278,545
      Non-vested . . . . . . . . .     23,220       21,775       19,132
        Total. . . . . . . . . . .   $370,954     $352,802     $297,677
Plan assets (principally debt
  and equity securities) at
  fair value . . . . . . . . . . .   $495,993     $444,608     $375,521
Projected benefit obligation . . .    483,862      456,707      378,146
Funded status. . . . . . . . . . .     12,131      (12,099)      (2,625)
Unrecognized transition asset. . .       (448)        (527)      (2,205)
Unrecognized prior service costs .     62,434       57,087       47,796
Unrecognized net (gain). . . . . .   (103,132)     (75,312)     (56,079)
  Accrued liability. . . . . . . .   $(29,015)    $(30,851)    $(13,113)


Year Ended December 31,               1996           1995         1994
Actuarial Assumptions:
  Discount rate. . . . . . . . . .       7.5%          7.5%     8.0-8.5%
  Annual salary increase rate. . .      4.75%         4.75%         5.0%
  Long-term rate of return . . . .   8.5-9.0%      8.5-9.0%     8.0-8.5%

         Postretirement: The company follows the provisions of Statement of Financial Accounting Standards No. 106 "Employers' Accounting for
Postretirement Benefits Other Than Pensions" (SFAS 106). This statement requires the accrual of
<page64>

postretirement benefits other than pensions, primarily medical benefit costs, during the years an employee provides service.

         Based on actuarial projections and adoption of the transition method of implementation which allows a 20-year amortization of the accumulated benefit obligation, postretirement benefits expenses approximated $16.4 million, $15.0 million, and $12.4 million for 1996, 1995, and 1994, respectively. The company's total postretirement benefit obligation approximated $123.0 million and $123.2 million at December 31, 1996 and 1995, respectively. In addition, the company received an order from the KCC permitting the initial deferral of SFAS 106 expense in excess of amounts previously recognized. The following table summarizes the status of the company's postretirement benefit plans for financial statement purposes and the related amounts included in the Consolidated Balance Sheets:

December 31,                              1996         1995         1994
                                              (Dollars in Thousands)
Reconciliation of Funded Status:
  Actuarial present value of postretirement
  benefit obligations:
    Retirees. . .  . . . . . . . . .    $ 76,588    $ 81,402       $68,570
    Active employees fully eligible .     10,060       7,645        13,549
    Active employees not fully eligible   36,345      34,144        32,484
      Total . . . . . . . . . . . .      122,993     123,191       114,603
Fair value of plan assets . . . . .           78          46          -
Funded status . . . . . . . . . . .     (122,915)   (123,145)     (114,603)
Unrecognized prior service cost . .       (8,157)     (8,900)     (  9,391)
Unrecognized transition obligation.      104,920     111,443       117,967
Unrecognized net (gain) . . . . . .       (8,137)     (7,271)     ( 14,489)
Accrued postretirement benefit costs    $(34,289)   $(27,873)     $(20,516)


Year Ended December 31,                   1996          1995        1994
Actuarial Assumptions:
  Discount rate . . . . . . . . . .      7.5  %        7.5 %      8.0-8.5%
  Annual salary increase rate . . .      4.75 %       4.75 %         5.0 %
  Expected rate of return . . . . .      9.0  %        9.0 %         8.5 %

         For measurement purposes, an annual health care cost growth rate of 10% was assumed for 1996, decreasing one percent per year to five percent in 2001 and thereafter. The health care cost trend rate has a significant effect on the projected benefit obligation. Increasing the trend rate by one percent each year would increase the present value of the accumulated projected benefit obligation by $5.5 million and the aggregate of the service and interest cost components by $0.5 million.

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

         In accordance with the provision of an order from the KCC, the company has deferred postretirement and postemployment expenses representing the excess expense incurred upon adoption of SFAS 106 and SFAS 112. In 1992 and 1993, the company purchased COLI policies whose associated income stream was intended to offset actual
<page65>

postretirement and postemployment costs incurred. See Note 1 regarding legislative action related to COLI. As of December 31, 1996 and 1995, the company recognized a regulatory asset for postretirement expense of approximately $31.6 million and $25.3 million and for postemployment expense of approximately $9.3 million and $9.8 million, respectively.

         Savings: The company maintains savings plans in which substantially all employees participate. The company matches employees' contributions up to specified maximum limits. The funds of the plans are deposited with a trustee and invested at each employee's option in one or more investment funds, including a company stock fund. The company's contributions were $4.6 million, $5.1 million, and $5.1 million for 1996, 1995, and 1994, respectively.

         Stock Based Compensation Plans: The company has two stock-based compensation plans, a long term incentive and share award plan (LTISA Plan) and a long term incentive program (LTI Program). The company accounts for these plans under Accounting Principles Board Opinion No. 25 and the related Interpretations. Had compensation cost been determined pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the company would have recognized compensation costs during 1996 and 1995. However, recognition of the compensation costs would not have been material to the Consolidated Statements of Income nor would these costs have affected earnings per share.

         The LTISA Plan was implemented to help ensure that managers and board members (Plan Participants) were properly incented to increase shareowner value. It was established to replace the company's LTI Program, discussed below. Under the LTISA Plan, the company may grant awards in the form of stock options, dividend equivalents, share appreciation rights, restricted shares, restricted share units, performance shares, and performance share units to Plan Participants. Up to three million shares of common stock may be granted under the LTISA Plan.

         In 1996, the LTISA Plan granted 205,700 stock options and 205,700 dividend equivalents to Plan Participants. The exercise price of the stock options granted was $29.25. These options vest in nine years. Accelerated vesting allows stock options to vest within three years, dependent upon certain company performance factors. The options expire in approximately ten years. The weighted-average grant-date fair value of the dividend equivalent was $5.82. The value of each dividend equivalent is calculated as a percentage of the accumulated dividends that would have been paid or payable on a share of company common stock. This percentage ranges from zero to 100%, based upon certain company performance factors. The dividend equivalents expire after nine years from the date of grant. All stock options and dividend equivalents granted were outstanding at December 31, 1996.

         The fair value of stock options and dividend equivalents were estimated on the date of grant using the Black-Scholes option-pricing model. The model assumed a dividend yield of 6.33%, expected volatility of 14.12%; and an expected life of 8.7 years. Additionally, the stock option model assumed a risk-free interest rate of 6.45%. The dividend equivalent model assumed a risk-free interest rate of 6.61%, an award percentage of 100% and a dividend accumulation period of five years.

         The LTI Program is a performance-based stock plan which awards performance shares to executive officers (Program Participants) of the company equal in value to 10% of the officer's annual base compensation. Each performance share is equal in value to one share of the company's common stock. Each Program Participant may be entitled to receive a common stock distribution based on the value of performance shares awarded multiplied by a distribution percentage not to exceed 110%. This distribution percentage is based upon the Program Participants' and the company's
<page66>

performance. Program Participants also receive cash equivalent to dividends on common stock for performance shares awarded.

         In 1995, the company granted 14,756 performance shares, with a weighted-average fair value of $28.81. The fair value of each performance share is based on market price at the date of grant. No performance shares were granted in 1996. As of December 31, 1996, shares granted in 1995 have a remaining contractual life of one year.


13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value as set forth in Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments".

         Cash and cash equivalents, short-term borrowings and variable-rate debt are carried at cost which approximates fair value. The decommissioning trust is recorded at fair value and is based on the quoted market prices at December 31, 1996 and 1995. The fair value of fixed-rate debt, redeemable preference stock, and other mandatorily redeemable securities is estimated based on quoted market prices for the same or similar issues or on the current rates offered for instruments of the same remaining maturities and redemption provisions. The estimated fair values of contracts related to commodities have been determined using quoted market prices of the same or similar securities.

The carrying values and estimated fair values of the company's financial instruments are as follows:

                                   Carrying Value              Fair Value
    December 31,                   1996       1995          1996       1995
                                            (Dollars in Thousands)

    Decommissioning trust. . .$   33,041   $   25,070  $   33,041   $   25,070
    Fixed-rate debt. . . . . . 1,224,743    1,240,877   1,260,722    1,294,365
    Redeemable preference
      stock. . . . . . . . . .    50,000      150,000      52,500      160,405
    Other mandatorily
      redeemable securities. .   220,000      100,000     214,800      102,000


    December 31,                    1996                        1995
                 Notional                          Notional
             Volumes   Estimated     Gain/     Volumes   Estimated     Gain/
            (mmbtu's)  Fair Value   (loss)    (mmbtu's)  Fair Value   (loss)
Natural gas
 futures    6,540,000   $16,032     $2,061    7,440,000   $16,380    $2,678
Natural gas
 swaps      2,344,000   $ 5,500     $1,315    2,624,000   $ 3,406    $   18

         The recorded amount of accounts receivable and other current financial instruments approximate fair value.

         The fair value estimates presented herein are based on information available as of December 31, 1996 and 1995. These fair value estimates have not been comprehensively revalued for the purpose of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts
<page67>

presented herein. Because a substantial portion of the company's operations are regulated, the company believes that any gains or losses related to the retirement of debt or redemption of preferred securities would not have a material effect on the company's financial position or results of operations.


14.  LONG-TERM DEBT

         The amount of the company's first mortgage bonds authorized by its Mortgage and Deed of Trust, dated July 1, 1939, as supplemented, is unlimited. The amount of KGE's first mortgage bonds authorized by the KGE Mortgage and Deed of Trust, dated April 1, 1940, as supplemented, is limited to a maximum of $2 billion. Amounts of additional bonds which may be issued are subject to property, earnings, and certain restrictive provisions of each Mortgage.

         Debt discount and expenses are being amortized over the remaining lives of each issue. During the years 1997 through 2001, $125 million of bonds will mature in 1999 and $75 million of bonds will mature in 2000. No other bonds will mature and there are no cash sinking fund requirements for preference stock or bonds during this time period.

         The company maintains a $350 million revolving credit agreement that expires on October 5, 1999. Under the terms of this agreement, the company may, at its option, borrow at different market-based interest rates and is required, among other restrictions, to maintain a total debt to total capitalization ratio of not greater than 65% at all times. A facility fee is paid on the $350 million commitment. The unused portion of the revolving credit facility may be used to provide support for commercial paper. At December 31, 1996, the company had $275 million borrowed under the facility and had available $75 million of unused capacity under the facility.
<page68>

Long-term debt outstanding at December 31, 1996 and 1995, was as follows:

                                                     1996          1995
                                                   (Dollars in Thousands)
   Western Resources
   First mortgage bond series:
     7 1/4% due 1999. . . . . . . . . . . . .   $  125,000     $  125,000
     8 7/8% due 2000. . . . . . . . . . . . .       75,000         75,000
     7 1/4% due 2002. . . . . . . . . . . . .      100,000        100,000
     8 1/2% due 2022. . . . . . . . . . . . .      125,000        125,000
     7.65%  due 2023. . . . . . . . . . . . .      100,000        100,000
                                                   525,000        525,000
   Pollution control bond series:
     Variable due 2032 (1). . . . . . . . . .       45,000         45,000
     Variable due 2032 (2). . . . . . . . . .       30,500         30,500
     6%     due 2033. . . . . . . . . . . . .       58,420         58,420
                                                   133,920        133,920
   KGE
   First mortgage bond series:
     5 5/8% due 1996. . . . . . . . . . . . .         -            16,000
     7.60 % due 2003. . . . . . . . . . . . .      135,000        135,000
     6 1/2% due 2005. . . . . . . . . . . . .       65,000         65,000
     6.20 % due 2006. . . . . . . . . . . . .      100,000        100,000
                                                   300,000        316,000
   Pollution control bond series:
     5.10 % due 2023. . . . . . . . . . . . .       13,822         13,957
     Variable due 2027 (3). . . . . . . . . .       21,940         21,940
     7.0  % due 2031. . . . . . . . . . . . .      327,500        327,500
     Variable due 2032 (4). . . . . . . . . .       14,500         14,500
     Variable due 2032 (5). . . . . . . . . .       10,000         10,000
                                                   387,762        387,897

 Revolving credit agreement . . . . . . . . .      275,000         50,000
 Other long-term agreements . . . . . . . . .       65,190           -

   Less:
     Unamortized debt discount. . . . . . . .        5,289          5,554
     Long-term debt due within one year . . .         -            16,000
 Long-term debt (net). . .  . . . . . . . . .   $1,681,583     $1,391,263

   Rates at December 31, 1996:  (1) 3.68%, (2) 3.582%, (3) 3.55%,
   (4) 3.60% and (5) 3.52%


15.  SHORT-TERM DEBT

         The company has arrangements with certain banks to provide unsecured short-term lines of credit on a committed basis totaling $973 million. The agreements provide the company with the ability to borrow at different market-based interest rates. The company pays commitment or facility fees in support of these lines of credit. Under the terms of the agreements, the company is required, among other restrictions, to maintain a total debt to total capitalization ratio of not greater than 65% at all times. The unused portion of these lines of credit are used to provide support for commercial paper.

         In addition, the company has agreements with several banks to borrow on an uncommitted, as available, basis at money-market rates quoted by the banks. There
<page69>

are no costs, other than interest, for these agreements. The company also uses commercial paper to fund its short-term borrowing requirements.

         Information regarding the company's short-term borrowings, comprised of borrowings under the credit agreements, bank loans and commercial paper, is as follows:

December 31,                             1996          1995        1994

                                            (Dollars in Thousands)

Borrowings outstanding at year end:
  Lines of credit                      $525,000      $    -     $    -
  Bank loans                            162,300       177,600    151,000
  Commercial paper notes                293,440        25,850    157,200
    Total                              $980,740      $203,450   $308,200

Weighted average interest rate on
  debt outstanding at year end
  (including fees)                        5.94%         6.02%      6.25%

Weighted average short-term debt
  outstanding during the year          $491,136      $301,871   $214,180

Weighted daily average interest
  rates during the year
  (including fees)                        5.72%        6.15%       4.63%

Unused lines of credit supporting
  commercial paper notes                $447,850     $121,075    $145,000


16.  LEASES

         At December 31, 1996, the company had leases covering various property and equipment. The company currently has no capital leases.

         Rental payments for operating leases and estimated rental commitments are as follows:

                                             Operating
        Year Ended December 31,                Leases
                                        (Dollars in Thousands)
        1994                               $   55,076
        1995                                   63,353
        1996                                   66,181
        Future Commitments:
        1997                                   60,247
        1998                                   52,643
        1999                                   47,276
        2000                                   43,877
        2001                                   42,592
        Thereafter                            688,231
        Total                              $  934,866

         In 1987, KGE sold and leased back its 50% undivided interest in the La Cygne 2 generating unit. The La Cygne 2 lease has an initial term of 29 years, with various options to renew the lease or repurchase the 50% undivided interest. KGE remains responsible for its share of operation and maintenance costs and other related
<page70>

operating costs of La Cygne 2. The lease is an operating lease for financial reporting purposes.

         As permitted under the La Cygne 2 lease agreement, the company in 1992 requested the Trustee Lessor to refinance $341.1 million of secured facility bonds of the Trustee and owner of La Cygne 2. The transaction was requested to reduce recurring future net lease expense. In connection with the refinancing on September 29, 1992, a one-time payment of approximately $27 million was made by the company which has been deferred and is being amortized over the remaining life of the lease and included in operating expense as part of the future lease expense. At December 31, 1996, approximately $22.5 million of this deferral remained on the Consolidated Balance Sheets.

         Future minimum annual lease payments, included in the table above, required under the La Cygne 2 lease agreement are approximately $34.6 million for each year through 2001 and $611 million over the remainder of the lease.

         The gain realized at the date of the sale of La Cygne 2 has been deferred for financial reporting purposes, and is being amortized ($9.7 million per year) over the initial lease term in proportion to the related lease expense. KGE's lease expense, net of amortization of the deferred gain and a one-time payment, was approximately $22.5 million for 1996, 1995, and 1994.

17.  JOINT OWNERSHIP OF UTILITY PLANTS

                        Company's Ownership at December 31, 1996
                    In-Service   Invest-    Accumulated   Net  Per-
                       Dates      ment      Depreciation  (MW) cent
                                (Dollars in Thousands)
La Cygne 1 (a)      Jun  1973 $  160,541    $   105,043   343  50
Jeffrey  1 (b)      Jul  1978    290,617        121,307   616  84
Jeffrey  2 (b)      May  1980    289,944        115,025   617  84
Jeffrey  3 (b)      May  1983    389,350        152,579   591  84
Wolf Creek (c)      Sep  1985  1,382,000        369,182   547  47

(a)  Jointly owned with KCPL
(b)  Jointly owned with UtiliCorp United Inc.
(c)  Jointly owned with KCPL and Kansas Electric Power Cooperative, Inc.

         Amounts and capacity presented above represent the company's share. The company's share of operating expenses of the plants in service above, as well as such expenses for a 50% undivided interest in La Cygne 2 (representing 335 MW capacity) sold and leased back to the company in 1987, are included in operating expenses on the Consolidated Statements of Income. The company's share of other transactions associated with the plants is included in the appropriate classification in the company's Consolidated Financial Statements.


18.  SEGMENTS OF BUSINESS

         The company is a public utility principally engaged in the generation, transmission, distribution, and sale of electricity in Kansas and the transportation, distribution, and sale of natural gas in Kansas and Oklahoma.
<page71>

         Substantially all of the results of operations and financial position of the natural gas segment will be exchanged for an equity interest in New ONEOK in the strategic alliance which is expected to close in the second half of 1997. Upon contribution of the natural gas net assets to New ONEOK, the company will record its equity investment in New ONEOK.

Year Ended December 31,               1996          1995          1994(1)
                                           (Dollars in Thousands)
Operating revenues:
  Electric. . . . . . . . . . .    $1,197,433    $1,145,895    $1,121,781
  Natural gas(2). . . . . . . .       849,386       597,405       642,988
                                    2,046,819     1,743,300     1,764,769
Operating expenses excluding
  income taxes:
  Electric. . . . . . . . . . .       843,672       788,900       768,317
  Natural gas . . . . . . . . .       810,062       584,494       625,780
                                    1,653,734     1,373,394     1,394,097
Income taxes:
  Electric. . . . . . . . . . .        84,108        96,719       100,078
  Natural gas . . . . . . . . .         4,984        (5,522)       (4,456)
                                       89,092        91,197        95,622
Operating income:
  Electric. . . . . . . . . . .       269,653       260,245       253,386
  Natural gas . . . . . . . . .        34,340        18,464        21,664
                                   $  303,993    $  278,709    $  275,050
Identifiable assets at
  December 31:
  Electric. . . . . . . . . . .    $4,379,435    $4,470,359    $4,346,312
  Natural gas . . . . . . . . .       769,417       712,858       654,483
  Other corporate assets(3) . .     1,498,929       307,460       370,234
                                   $6,647,781    $5,490,677    $5,371,029
Other Information--
Depreciation and amortization:
  Electric. . . . . . . . . . .    $  152,549    $  133,452    $  123,696
  Natural gas . . . . . . . . .        31,173        26,833        33,702
                                      183,722    $  160,285    $  157,398
Maintenance:
  Electric. . . . . . . . . . .    $   81,972    $   87,942    $   88,162
  Natural gas . . . . . . . . .        17,150        20,699        25,024
                                   $   99,122    $  108,641    $  113,186
Capital expenditures:
  Electric. . . . . . . . . . .    $  138,361    $  153,931    $  152,384
  Nuclear fuel. . . . . . . . .         2,629        28,465        20,590
  Natural gas . . . . . . . . .        58,519        54,431        64,722
                                   $  199,509    $  236,827    $  237,696

(1) Information reflects the sales of the Missouri Properties (Note 19).

(2) For the years ended December 31, 1996 and 1995, operating revenues associated with the natural gas segment include immaterial amounts of revenues related to operations of non-regulated subsidiaries in non-gas related businesses.

(3) As of December 31, 1996, this balance principally represents the equity investment in ADT, security business and other property, non-utility assets and deferred charges. As of December 31, 1995 and 1994, this balance represents primarily cash, non-utility assets and deferred charges.
<page72>

         The portion of the table above related to the Missouri Properties is as follows:

                                                        1994
                                           (Dollars in Thousands, Unaudited)
           Natural gas revenues. . . . . . . . .      $ 77,008
           Operating expenses excluding
                     income taxes. . . . . . . .        69,114
           Income taxes. . . . . . . . . . . . .         2,897
           Operating income. . . . . . . . . . .         4,997
           Identifiable assets . . . . . . . . .          -
           Depreciation and amortization . . . .         1,274
           Maintenance . . . . . . . . . . . . .         1,099
           Capital expenditures. . . . . . . . .         3,682

19.  SALES OF MISSOURI NATURAL GAS DISTRIBUTION PROPERTIES

         On January 31, 1994, the company sold substantially all of its Missouri natural gas distribution properties and operations to Southern Union Company (Southern Union) for $404 million. The company sold the remaining Missouri properties to United Cities Gas Company (United Cities) for $665,000 on
February 28, 1994. The properties sold to Southern Union and United Cities are referred to herein as the "Missouri Properties."

         During the first quarter of 1994, the company recognized a gain of approximately $19.3 million, net of tax, on the sales of the Missouri Properties. As of the respective dates of the sales of the Missouri Properties, the company ceased recording the results of operations, and removed the assets and liabilities from the Consolidated Balance Sheets related to the Missouri Properties. The gain is reflected in Other Income and Deductions, on the Consolidated Statements of Income.

         The following table reflects the approximate operating revenues and operating income included in the company's consolidated results of operations for the year ended December 31, 1994, related to the Missouri Properties:

                                               1994
                                                 Percent
                                                 of Total
                                         Amount  Company
                                 (Dollars in Thousands, Unaudited)
  Operating revenues. . . . . . . . . . $ 77,008    4.8%
  Operating income. . . . . . . . . . .    4,997    1.9%

         Separate audited financial information was not kept by the company for the Missouri Properties. This unaudited financial information is based on assumptions and allocations of expenses of the company as a whole.


20.  QUARTERLY RESULTS (UNAUDITED)

         The amounts in the table are unaudited but, in the opinion of management, contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The business of the company is seasonal in nature and, in the opinion of management, comparisons between the quarters of a year do not give a true indication of overall trends and changes in operations.
<page73>

                                    First     Second      Third     Fourth
                         (Dollars in Thousands, except Per Share Amounts)
1996
Operating revenues. . . . . . .   $555,622   $436,121  $490,172  $564,904
Operating income. . . . . . . .     75,273     59,020    93,587    76,113
Net income. . . . . . . . . . .     44,789     28,746    62,949    32,466
Earnings applicable to
  common stock. . . . . . . . .     41,434     25,392    56,049    31,236
Earnings per share. . . . . . .   $   0.66   $   0.40  $   0.87  $   0.48
Dividends per share . . . . . .   $  0.515   $  0.515  $  0.515  $  0.515
Average common shares
  outstanding . . . . . . . . .     63,164     63,466    64,161    64,523
Common stock price:
  High. . . . . . . . . . . . .   $ 34.875   $ 30.75   $ 30.75  $ 31.75
  Low . . . . . . . . . . . . .   $ 29.25    $ 28.00   $ 28.25  $ 28.625

1995
Operating revenues. . . . . . .   $443,375   $372,295  $470,289  $457,341
Operating income. . . . . . . .     69,441     49,891    99,481    59,896
Net income. . . . . . . . . . .     41,575     21,716    71,905    46,480
Earnings applicable to
  common stock. . . . . . . . .     38,220     18,362    68,550    43,125
Earnings per share. . . . . . .   $   0.62   $   0.30  $   1.10  $   0.69
Dividends per share . . . . . .   $  0.505   $  0.505  $  0.505  $  0.505
Average common shares
  outstanding . . . . . . . . .     61,747     61,886    62,244    62,712
Common stock price:
  High. . . . . . . . . . . . .   $ 33.375   $ 32.50   $ 32.875  $ 34.00
  Low . . . . . . . . . . . . .   $ 28.625   $ 30.25   $ 29.75   $ 31.00
<page74>


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND
FINANCIAL DISCLOSURE

         None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information relating to the company's Directors required by Item 10 is set forth in the company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the SEC. Such information is incorporated herein by reference to the material appearing under the caption Election of Directors in the proxy statement to be filed by the company with the SEC. See EXECUTIVE OFFICERS OF THE COMPANY on page 19 for the information relating to the company's Executive Officers as required by Item 10.


ITEM 11.  EXECUTIVE COMPENSATION

         The information required by Item 11 is set forth in the company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the SEC. Such information is incorporated herein by reference to the material appearing under the captions Information Concerning the Board of Directors, Executive Compensation, Compensation Plans, and Human Resources Committee Report in the proxy statement to be filed by the company with the SEC.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

         The information required by Item 12 is set forth in the company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the SEC. Such information is incorporated herein by reference to the material appearing under the caption Beneficial Ownership of Voting Securities in the proxy statement to be filed by the company with the SEC.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.
<page75>

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

         The following financial statements are included herein.

FINANCIAL STATEMENTS

Report of Independent Public Accountants
Consolidated Balance Sheets, December 31, 1996 and 1995
Consolidated Statements of Income, for the years ended December 31, 1996,
 1995 and 1994
Consolidated Statements of Cash Flows, for the years ended December 31,
  1996, 1995 and 1994
Consolidated Statements of Taxes, for the years ended December 31, 1996,
  1995 and 1994
Consolidated Statements of Capitalization, December 31, 1996 and
  1995
Consolidated Statements of Common Stock Equity, for the years ended
  December 31, 1996, 1995 and 1994
Notes to Consolidated Financial Statements

SCHEDULES

         Schedules omitted as not applicable or not required under the Rules of regulation S-X: I, II, III, IV, and V

REPORTS ON FORM 8-K
         Form 8-K filed April 15, 1996 - Press release regarding the company's offer to merge with KCPL.
         Form 8-K filed April 23, 1996 - Press release regarding the company's offer to merge with KCPL.
         Form 8-K filed April 25, 1996 - Press release regarding the company's offer to merge with KCPL.
         Form 8-K filed April 26, 1996 - Press release regarding the company's offer to merge with KCPL.
         Form 8-K filed April 29, 1996 - Press release regarding the company's offer to merge with KCPL.
         Form 8-K filed May 3, 1996 - Press release regarding the company's offer to merge with KCPL.
         Form 8-K filed May 6, 1996 - Press release regarding the company's offer to merge with KCPL.
         Forms 8-K filed May 7, 1996 - Press release regarding the company's offer to merge with KCPL.
         Form 8-K filed May 13, 1996 - Press release regarding the company's offer to merge with KCPL.
         Form 8-K filed May 24, 1996 - Press release about the company filing testimony to the electric rate case at the KCC.
         Form 8-K filed June 17, 1996 - Press release regarding the company's offer to merge with KCPL.
         Form 8-K filed July 23, 1996 - 6/30/96 earnings release.
         Form 8-K filed July 26, 1996 - Press release regarding KCC Staff and the company reaching agreement in rate case.
         Form 8-K filed October 24, 1996 - Press release regarding KCC Staff and the company reaching an amended agreement in rate case.
<page76>

         Form 8-K filed December 18, 1996 - Press release regarding the company's strategic alliance with ONEOK, including Agreement between the company and ONEOK dated as of December 12, 1996 and Form of Shareholder Agreement between New ONEOK and the company.

         Form 8-K filed February 10, 1997 - Press release regarding the company's merger with KCPL, including Agreement and Plan of Merger between the company and KCPL, dated as of February 7, 1997.


                                  EXHIBIT INDEX

     All exhibits marked "I" are incorporated herein by reference.

                                Description

 3(a)  -Agreement and Plan of Merger between the company and KCPL,         I
        dated as of February 7, 1997. (filed as Exhibit 99.2 to the
        February 10, 1997 Form 8-K)
 3(b)  -Agreement between the company and ONEOK dated as of                I
        December 12, 1996.  (filed as Exhibit 99.2 to the December 12,
        1997 Form 8-K)
 3(c)  -Form of Shareholder Agreement between New ONEOK and the            I
        company.  (filed as Exhibit 99.3 to the December 12, 1997
        Form 8-K)
 3(d)  -Restated Articles of Incorporation of the Company, as amended      I
        May 7, 1996.  (filed as Exhibit 3(a) to June, 1996 Form 10-Q)
 3(e)  -Restated Articles of Incorporation of the company, as amended      I
        May 25, 1988.  (filed as Exhibit 4 to Registration Statement
        No. 33-23022)
 3(f)  -Certificate of Correction to Restated Articles of Incorporation.   I
        (filed as Exhibit 3(b) to the December 1991 Form 10-K)
 3(g)  -Amendment to the Restated Articles of Incorporation, as amended    I
        May 5, 1992.  (filed as Exhibit 3(c) to the December 31, 1995

        Form 10-K)
 3(h)  -Amendments to the Restated Articles of Incorporation of the        I
        Company (filed as Exhibit 3 to the June 1994 Form 10-Q)
 3(i)  -By-laws of the Company.  (filed as Exhibit 3(e) to the             I
        December 31, 1995 Form 10-K)
 3(j)  -Certificate of Designation of Preference Stock, 8.50% Series,      I
        without par value.  (filed as Exhibit 3(d) to the December
        1993 Form 10-K)
 3(k)  -Certificate of Designation of Preference Stock, 7.58% Series,      I
        without par value.  (filed as Exhibit 3(e) to the December
        1993 Form 10-K)
 4(a)  -Deferrable Interest Subordinated Debentures dated November 29,     I
        1995, between the company and Wilmington Trust Delaware, Trustee (filed as Exhibit 4(c) to Registration Statement No. 33-63505)
 4(b)  -Mortgage and Deed of Trust dated July 1, 1939 between the Company  I and Harris Trust and Savings Bank, Trustee.  (filed as Exhibit
        4(a) to Registration Statement No. 33-21739)
 4(c)  -First through Fifteenth Supplemental Indentures dated July 1,      I
        1939, April 1, 1949, July 20, 1949, October 1, 1949, December 1,
        1949, October 4, 1951, December 1, 1951, May 1, 1952, October 1,
        1954, September 1, 1961, April 1, 1969, September 1, 1970,
        February 1, 1975, May 1, 1976 and April 1, 1977, respectively. (filed as Exhibit 4(b) to Registration Statement No. 33-21739)
 4(d)  -Sixteenth Supplemental Indenture dated June 1, 1977.  (filed as    I
        Exhibit 2-D to Registration Statement No. 2-60207)
<page77>

 4(e)  -Seventeenth Supplemental Indenture dated February 1, 1978.         I
        (filed as Exhibit 2-E to Registration Statement No. 2-61310)
 4(f)  -Eighteenth Supplemental Indenture dated January 1, 1979.  (filed   I
        as Exhibit (b) (1)-9 to Registration Statement No. 2-64231)
 4(g)  -Nineteenth Supplemental Indenture dated May 1, 1980.  (filed as    I
        Exhibit 4(f) to Registration Statement No. 33-21739)
 4(h)  -Twentieth Supplemental Indenture dated November 1, 1981.  (filed   I
        as Exhibit 4(g) to Registration Statement No. 33-21739)
 4(i)  -Twenty-First Supplemental Indenture dated April 1, 1982.  (filed   I
        as Exhibit 4(h) to Registration Statement No. 33-21739)
 4(j)  -Twenty-Second Supplemental Indenture dated February 1, 1983.       I
           (filed as Exhibit 4(i) to Registration Statement No. 33-21739)

 4(k)  -Twenty-Third Supplemental Indenture dated July 2, 1986.            I
        (filed as Exhibit 4(j) to Registration Statement No. 33-12054)
 4(l)  -Twenty-Fourth Supplemental Indenture dated March 1, 1987.          I
        (filed as Exhibit 4(k) to Registration Statement No. 33-21739)
 4(m)  -Twenty-Fifth Supplemental Indenture dated October 15, 1988.        I
        (filed as Exhibit 4 to the September 1988 Form 10-Q)
 4(n)  -Twenty-Sixth Supplemental Indenture dated February 15, 1990.       I
        (filed as Exhibit 4(m) to the December 1989 Form 10-K)
 4(o)  -Twenty-Seventh Supplemental Indenture dated March 12, 1992.        I
        (filed as exhibit 4(n) to the December 1991 Form 10-K)
 4(p)  -Twenty-Eighth Supplemental Indenture dated July 1, 1992.           I
        (filed as exhibit 4(o) to the December 1992 Form 10-K)
 4(q)  -Twenty-Ninth Supplemental Indenture dated August 20, 1992.         I
        (filed as exhibit 4(p) to the December 1992 Form 10-K)
 4(r)  -Thirtieth Supplemental Indenture dated February 1, 1993.           I
        (filed as exhibit 4(q) to the December 1992 Form 10-K)
 4(s)  -Thirty-First Supplemental Indenture dated April 15, 1993.          I
        (filed as exhibit 4(r) to Registration Statement No. 33-50069)
 4(t)  -Thirty-Second Supplemental Indenture dated April 15, 1994,
        (filed as Exhibit 4(s) to the December 31, 1994 Form 10-K)

         Instruments defining the rights of holders of other long-term debt not required to be filed as exhibits will be furnished to the Commission upon request.

10(a)  -Long-term Incentive and Share Award Plan (filed as Exhibit         I
        10(a) to the June 1996 Form 10-Q)
10(b)  -Form of Employment Agreement with officers of the Company          I
        (filed as Exhibit 10(b) to the June 1996 Form 10-Q)
10(c)  -A Rail Transportation Agreement among Burlington Northern          I
        Railroad Company, the Union Pacific Railroad Company and the
        Company (filed as Exhibit 10 to the June 1994 Form 10-Q)
10(d)  -Agreement between the Company and AMAX Coal West Inc.              I
        effective March 31, 1993.  (filed as Exhibit 10(a) to the
        December 31, 1993 Form 10-K)
10(e)  -Agreement between the Company and Williams Natural Gas Company     I
        dated October 1, 1993.  (filed as Exhibit 10(b) to the
        December 31, 1993 Form 10-K)
10(f)  -Letter of Agreement between The Kansas Power and Light Company     I
        and John E. Hayes, Jr., dated November 20, 1989.  (filed as
        Exhibit 10(w) to the December 31, 1989 Form 10-K)
10(g)  -Amended Agreement and Plan of Merger by and among The Kansas       I
        Power and Light Company, KCA Corporation, and Kansas Gas and Electric Company, dated as of October 28, 1990, as amended by Amendment No. 1 thereto, dated as of January 18, 1991. (filed as Annex A to Registration Statement No. 33-38967)
<page78>

10(h)  -Deferred Compensation Plan (filed as Exhibit 10(i) to the          I
        December 31, 1993 Form 10-K)
10(i)  -Long-term Incentive Plan (filed as Exhibit 10(j) to the            I
        December 31, 1993 Form 10-K)
10(j)  -Short-term Incentive Plan (filed as Exhibit 10(k) to the           I
        December 31, 1993 Form 10-K)
10(k)  -Outside Directors' Deferred Compensation Plan (filed as Exhibit    I
        10(l) to the December 31, 1993 Form 10-K)
10(l)  -Executive Salary Continuation Plan of Western Resources, Inc.,     I
        as revised, effective September 22, 1995. (filed as Exhibit
        10(j)to the December 31, 1995 Form 10-K)
10(m)  -Executive Salary Continuation Plan for John E. Hayes, Jr.,         I
        Dated March 15, 1995. (filed as Exhibit 10(k) to the
        December 31, 1995 Form 10-K)
10(n)  -Stock Purchase Agreement between the company and Laidlaw           I
        Transportation Inc., dated December 21, 1995.  (filed as
        Exhibit 10(l) to the December 31, 1995 Form 10-K)
10(o)  -Equity Agreement between the company and Laidlaw Transportation    I
        Inc., dated December 21, 1995. (filed as Exhibit 10(l)1 to the December 31, 1995 Form 10-K)
10(p)  -Letter Agreement between the Company and David C. Wittig,          I
        dated April 27, 1995. (filed as Exhibit 10(m) to the
        December 31, 1995 Form 10-K)
12     -Computation of Ratio of Consolidated Earnings to Fixed Charges.
        (filed electronically)
21     -Subsidiaries of the Registrant.  (filed electronically)
23     -Consent of Independent Public Accountants, Arthur Andersen LLP
        (filed electronically)
27     -Financial Data Schedule (filed electronically)
<page79>



                                    SIGNATURE

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    WESTERN RESOURCES, INC.


March 19, 1997
                            By       /s/ JOHN E. HAYES, JR.

                               John E. Hayes, Jr., Chairman of the Board
                                            and Chief Executive Officer
<page80>


                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature                       Title                      Date

                             Chairman of the Board,
 /s/ JOHN E. HAYES, JR.        and Chief Executive Officer        March 19,
1997
    (John E. Hayes, Jr.)       (Principal Executive Officer)

                             Executive Vice President and
 /s/ S. L. KITCHEN             Chief Financial Officer            March 19,
1997
    (S. L. Kitchen)            (Principal Financial and
                               Accounting Officer)

 /s/ FRANK J. BECKER
    (Frank J. Becker)

 /s/ GENE A. BUDIG
    (Gene A. Budig)

 /s/ C. Q. CHANDLER
    (C. Q. Chandler)

 /s/ THOMAS R. CLEVENGER
    (Thomas R. Clevenger)

 /s/ JOHN C. DICUS                   Directors                    March 19,
1997
    (John C. Dicus)

 /s/ DAVID H. HUGHES
    (David H. Hughes)

 /s/ RUSSELL W. MEYER, JR.
    (Russell W. Meyer, Jr.)

 /s/ JOHN H. ROBINSON
    (John H. Robinson)

 /s/ SUSAN M. STANTON
    (Susan M. Stanton)

 /s/ LOUIS W. SMITH
    (Louis W. Smith)

 /s/ KENNETH J. WAGNON
    (Kenneth J. Wagnon)

 /s/ DAVID C. WITTIG
    (David C. Wittig)
<page81>