Form 10-Q
period 1997-03-31
WESTERN RESOURCES INC /KS
filed 1997-05-14
CIK 54507

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549


                            FORM 10-Q

(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1997

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

                           Yes X                       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at May 14, 1997

Common Stock, $5.00 par value                          65,039,762
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
<page2>



                                     WESTERN RESOURCES, INC.
                                   CONSOLIDATED BALANCE SHEETS
                                     (Dollars in Thousands)
                                          (Unaudited)
                                                               March 31,       December 31,
                                                                  1997             1996
ASSETS

UTILITY PLANT:
  Electric plant in service . . . . . . . . . . . . . . .      $5,472,321        $5,448,489
  Natural gas plant in service. . . . . . . . . . . . . .         847,679           834,330
                                                                6,320,000         6,282,819
  Less - Accumulated depreciation . . . . . . . . . . . .       2,098,632         2,058,596
                                                                4,221,368         4,224,223
  Construction work in progress . . . . . . . . . . . . .          90,062            93,834
  Nuclear fuel (net). . . . . . . . . . . . . . . . . . .          35,810            38,461
     Net utility plant. . . . . . . . . . . . . . . . . .       4,347,240         4,356,518

INVESTMENTS AND OTHER PROPERTY:
  Investment in ADT (net) . . . . . . . . . . . . . . . .         599,991           590,102
  Security business and other property. . . . . . . . . .         602,896           584,647
  Decommissioning trust . . . . . . . . . . . . . . . . .          33,707            33,041
                                                                1,236,594         1,207,790
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . .           2,289             3,724
  Accounts receivable and unbilled revenues (net) . . . .         271,542           318,966
  Fossil fuel, at average cost. . . . . . . . . . . . . .          40,194            39,061
  Gas stored underground, at average cost . . . . . . . .          10,064            30,027
  Materials and supplies, at average cost . . . . . . . .          62,633            66,167
  Prepayments and other current assets. . . . . . . . . .          28,963            36,503
                                                                  415,685           494,448
DEFERRED CHARGES AND OTHER ASSETS:
  Deferred future income taxes. . . . . . . . . . . . . .         217,257           217,257
  Corporate-owned life insurance (net). . . . . . . . . .          84,254            86,179
  Regulatory assets . . . . . . . . . . . . . . . . . . .         230,931           241,039
  Other . . . . . . . . . . . . . . . . . . . . . . . . .          56,709            44,550
                                                                  589,151           589,025

     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .      $6,588,670        $6,647,781

CAPITALIZATION AND LIABILITIES

CAPITALIZATION (see statement):
  Common stock equity . . . . . . . . . . . . . . . . . .      $1,637,827        $1,624,680
  Cumulative preferred and preference stock . . . . . . .          74,858            74,858
  Western Resources obligated mandatorily redeemable
    preferred securities of subsidiary trusts holding
    solely company subordinated debentures. . . . . . . .         220,000           220,000
  Long-term debt (net). . . . . . . . . . . . . . . . . .       1,407,450         1,681,583
                                                                3,340,135         3,601,121
CURRENT LIABILITIES:
  Short-term debt . . . . . . . . . . . . . . . . . . . .       1,226,737           980,740
  Accounts payable. . . . . . . . . . . . . . . . . . . .         115,186           180,540
  Accrued taxes . . . . . . . . . . . . . . . . . . . . .         122,564            83,813
  Accrued interest and dividends. . . . . . . . . . . . .          62,423            70,193
  Other . . . . . . . . . . . . . . . . . . . . . . . . .          39,719            36,806
                                                                1,566,629         1,352,092
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes . . . . . . . . . . . . . . . . .       1,107,213         1,110,372
  Deferred investment tax credits . . . . . . . . . . . .         123,848           125,528
  Deferred gain from sale-leaseback . . . . . . . . . . .         230,650           233,060
  Other . . . . . . . . . . . . . . . . . . . . . . . . .         220,195           225,608
                                                                1,681,906         1,694,568
COMMITMENTS AND CONTINGENCIES (Notes 5 and 7)
   TOTAL CAPITALIZATION AND LIABILITIES . . . . . . . . .      $6,588,670        $6,647,781


The Notes to Consolidated Financial Statements are an integral part of these statements.

<page3>



                                     WESTERN RESOURCES, INC.
                               CONSOLIDATED STATEMENTS OF INCOME
                                    (Dollars in Thousands)
                                         (Unaudited)
                                                                     Three Months Ended
                                                                           March 31,
                                                                     1997           1996
OPERATING REVENUES:
  Electric. . . . . . . . . . . . . . . . . . . . . . . . .       $  268,308     $  268,985
  Natural gas . . . . . . . . . . . . . . . . . . . . . . .          357,889        286,637
    Total operating revenues. . . . . . . . . . . . . . . .          626,197        555,622

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .           55,604         60,990
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .            6,291          1,757
  Power purchased . . . . . . . . . . . . . . . . . . . . .            5,845          8,045
  Natural gas purchases . . . . . . . . . . . . . . . . . .          159,113        150,523
  Other operations. . . . . . . . . . . . . . . . . . . . .          190,034        141,361
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .           25,936         24,839
  Depreciation and amortization . . . . . . . . . . . . . .           50,785         43,711
  Amortization of phase-in revenues . . . . . . . . . . . .            4,386          4,386
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .           16,136         17,417
    State income. . . . . . . . . . . . . . . . . . . . . .            5,371          4,179
    General . . . . . . . . . . . . . . . . . . . . . . . .           25,042         25,132
      Total operating expenses. . . . . . . . . . . . . . .          544,543        482,340

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .           81,654         73,282

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .           (2,720)        (2,184)
  Equity in earnings of investees and other (net) . . . . .            7,260          5,737
  Income taxes (net). . . . . . . . . . . . . . . . . . . .            3,453            680
      Total other income and deductions . . . . . . . . . .            7,993          4,233

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .           89,647         77,515

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .           23,795         26,499
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           25,690          7,160
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . . .             (871)          (933)
      Total interest charges. . . . . . . . . . . . . . . .           48,614         32,726

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .           41,033         44,789

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . .            1,230          3,355

EARNINGS APPLICABLE TO COMMON STOCK . . . . . . . . . . . .       $   39,803     $   41,434

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . .       64,807,081     63,163,715

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . . . . .       $      .61     $      .66

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .       $     .525     $     .515


The Notes to Consolidated Financial Statements are an integral part of these statements.

<page4>


                                     WESTERN RESOURCES, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                                     (Dollars in Thousands)
                                          (Unaudited)
                                                                     Twelve Months Ended
                                                                           March 31,
                                                                     1997           1996
OPERATING REVENUES:
  Electric. . . . . . . . . . . . . . . . . . . . . . . . .       $1,196,756     $1,161,622
  Natural gas . . . . . . . . . . . . . . . . . . . . . . .          920,638        693,901
    Total operating revenues. . . . . . . . . . . . . . . .        2,117,394      1,855,523

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .          240,604        226,053
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .           24,496         16,494
  Power purchased . . . . . . . . . . . . . . . . . . . . .           25,392         20,235
  Natural gas purchases . . . . . . . . . . . . . . . . . .          363,345        312,576
  Other operations. . . . . . . . . . . . . . . . . . . . .          656,668        519,599
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .          100,219        106,638
  Depreciation and amortization . . . . . . . . . . . . . .          190,796        165,625
  Amortization of phase-in revenues . . . . . . . . . . . .           17,544         17,545
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .           68,776         72,238
    State income. . . . . . . . . . . . . . . . . . . . . .           20,227         18,404
    General . . . . . . . . . . . . . . . . . . . . . . . .           96,962         97,444
      Total operating expenses. . . . . . . . . . . . . . .        1,805,029      1,572,851

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .          312,365        282,672

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .           (2,785)        (3,136)
  Special charges from ADT. . . . . . . . . . . . . . . . .          (18,181)          -
  Equity in earnings of investees and other (net) . . . . .           33,246         22,689
  Income taxes (net). . . . . . . . . . . . . . . . . . . .            5,763          7,303
      Total other income and deductions . . . . . . . . . .           18,043         26,856

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .          330,408        309,528

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .          103,037         98,615
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           65,340         30,320
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . . .           (3,163)        (4,297)
      Total interest charges. . . . . . . . . . . . . . . .          165,214        124,638

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .          165,194        184,890

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . .           12,714         13,419

EARNINGS APPLICABLE TO COMMON STOCK . . . . . . . . . . . .       $  152,480     $  171,471

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . .       64,238,154     62,510,297

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . . . . .       $     2.37     $     2.75

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .       $     2.07     $     2.03


The Notes to Consolidated Financial Statements are an integral part of these statements.

<page5>


                                      WESTERN RESOURCES, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Dollars in Thousands)
                                           (Unaudited)
                                                                    Three Months Ended
                                                                         March 31,
                                                                    1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .     $    41,033    $    44,789
  Depreciation and amortization . . . . . . . . . . . . . .          53,197         44,199
  Amortization of nuclear fuel. . . . . . . . . . . . . . .           5,014          1,198
  Amortization of phase-in revenues . . . . . . . . . . . .           4,386          4,386
  Corporate-owned life insurance. . . . . . . . . . . . . .          (5,512)        (5,940)
  Amortization of gain from sale-leaseback. . . . . . . . .          (2,410)        (2,410)
  Deferred acquisition costs. . . . . . . . . . . . . . . .         (10,159)          -
  Equity in earnings of investees . . . . . . . . . . . . .         (13,177)        (3,778)
  Changes in working capital items:
    Accounts receivable and unbilled revenues (net) . . . .          47,424        (13,644)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .          (1,133)         7,365
    Gas stored underground. . . . . . . . . . . . . . . . .          19,963         24,117
    Accounts payable  . . . . . . . . . . . . . . . . . . .         (65,354)       (25,580)
    Accrued taxes . . . . . . . . . . . . . . . . . . . . .          38,751         49,686
    Other . . . . . . . . . . . . . . . . . . . . . . . . .           5,865          9,260
  Changes in other assets and liabilities . . . . . . . . .          (1,200)        (6,395)
      Net cash flows from operating activities. . . . . . .         116,688        127,253

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . .          40,902         38,427
  Purchase of ADT common stock. . . . . . . . . . . . . . .            -           443,520
  Non-utility investments (net) . . . . . . . . . . . . . .          22,155          8,563
  Corporate-owned life insurance policies . . . . . . . . .             415         28,360
      Net cash flows used in investing activities . . . . .          63,472        518,870

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . .         245,997        138,850
  Bonds retired . . . . . . . . . . . . . . . . . . . . . .             (65)          (135)
  Revolving credit agreements (net) . . . . . . . . . . . .        (273,594)       275,000
  Other long-term debt retired. . . . . . . . . . . . . . .            (541)          -
  Borrowings against life insurance policies. . . . . . . .             671           -
  Common stock issued (net) . . . . . . . . . . . . . . . .           7,386         13,528
  Dividends on preferred, preference and common stock . . .         (34,505)       (35,090)
      Net cash flows (used in) from financing activities. .         (54,651)       392,153

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . .          (1,435)           536

CASH AND CASH EQUIVALENTS:
  Beginning of the period . . . . . . . . . . . . . . . . .           3,724          2,414
  End of the period . . . . . . . . . . . . . . . . . . . .     $     2,289    $     2,950

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized). . . . . . . . . . . . . . . . . . . . . .     $    58,813    $    37,796
  Income taxes. . . . . . . . . . . . . . . . . . . . . . .           7,044          7,616


The Notes to Consolidated Financial Statements are an integral part of these statements.

<page6>


                                    WESTERN RESOURCES, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Dollars in Thousands)
                                         (Unaudited)
                                                                    Twelve Months Ended
                                                                         March 31,
                                                                    1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .   $   165,194     $  184,890
  Depreciation and amortization . . . . . . . . . . . . . . .       199,626        166,087
  Amortization of nuclear fuel. . . . . . . . . . . . . . . .        19,501         12,484
  Gain on sales of utility plant (net of tax) . . . . . . . .          -               (11)
  Amortization of phase-in revenues . . . . . . . . . . . . .        17,544         17,545
  Corporate-owned life insurance. . . . . . . . . . . . . . .       (29,285)       (29,512)
  Amortization of gain from sale-leaseback. . . . . . . . . .        (9,640)        (9,640)
  Deferred acquisition costs. . . . . . . . . . . . . . . . .       (41,677)          -
  Equity in earnings of investees . . . . . . . . . . . . . .       (18,772)        (3,778)
  Changes in working capital items:
    Accounts receivable and unbilled revenues (net) . . . . .        13,594        (56,073)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .         7,183         (5,731)
    Gas stored underground. . . . . . . . . . . . . . . . . .        (6,075)        20,530
    Accounts payable. . . . . . . . . . . . . . . . . . . . .       (24,421)        27,431
    Accrued taxes . . . . . . . . . . . . . . . . . . . . . .        15,774        (29,039)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .        14,930          9,478
  Changes in other assets and liabilities . . . . . . . . . .       (58,755)        (6,691)
      Net cash flows from operating activities  . . . . . . .       264,721        297,970

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .       201,984        224,083
  Sales of utility plant. . . . . . . . . . . . . . . . . . .          -              (140)
  Purchase of ADT common stock. . . . . . . . . . . . . . . .       145,842        443,520
  Security business acquisitions. . . . . . . . . . . . . . .       368,535           -
  Non-utility investments (net) . . . . . . . . . . . . . . .        20,155         21,320
  Corporate-owned life insurance policies . . . . . . . . . .        26,062         54,715
  Death proceeds of corporate-owned life insurance policies .       (10,653)       (10,719)
      Net cash flows used in investing activities . . . . . .       751,925        732,779

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .       884,437         62,237
  Bonds retired . . . . . . . . . . . . . . . . . . . . . . .       (16,065)          (135)
  Revolving credit agreement (net). . . . . . . . . . . . . .      (323,594)       325,000
  Other long-term debt retired. . . . . . . . . . . . . . . .          (541)          -
  Other mandatorily redeemable securities . . . . . . . . . .       120,000        100,000
  Redemption of preference stock. . . . . . . . . . . . . . .      (100,000)          -
  Borrowings against life insurance policies. . . . . . . . .        46,649         46,490
  Repayment of borrowings against life insurance policies . .        (4,963)        (5,269)
  Common stock issued (net) . . . . . . . . . . . . . . . . .        27,070         45,501
  Dividends on preferred, preference and common stock . . . .      (146,450)      (139,181)
      Net cash flows from financing activities. . . . . . . .       486,543        434,643

NET DECREASE IN CASH AND CASH EQUIVALENTS. . . . . .. . . . .          (661)          (166)

CASH AND CASH EQUIVALENTS:
  Beginning of the period . . . . . . . . . . . . . . . . . .         2,950          3,116
  End of the period . . . . . . . . . . . . . . . . . . . . .   $     2,289     $    2,950

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized). . . . . . . . . . . . . . . . . . . . . . .   $   190,730     $  140,948
  Income taxes. . . . . . . . . . . . . . . . . . . . . . . .        66,120         92,297


The Notes to Consolidated Financial Statements are an integral part of these statements.

<page7>


                                     WESTERN RESOURCES, INC.
                           CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                     (Dollars in Thousands)
                                          (Unaudited)
                                                         March 31,        December 31,
                                                           1997               1996

COMMON STOCK EQUITY (see statement):
  Common stock, par value $5 per share,
    Authorized 85,000,000 shares, outstanding
    64,872,146 and 64,625,259 shares, respectively .    $  324,361        $  323,126
  Paid-in capital. . . . . . . . . . . . . . . . . .       745,584           739,433
  Retained earnings. . . . . . . . . . . . . . . . .       567,882           562,121
                                                         1,637,827  49%    1,624,680  45%

CUMULATIVE PREFERRED AND PREFERENCE STOCK:
  Preferred stock not subject to mandatory redemption,
    Par value $100 per share, authorized
    600,000 shares, outstanding -
      4 1/2% Series, 138,576 shares. . . . . . . . .        13,858            13,858
      4 1/4% Series, 60,000 shares . . . . . . . . .         6,000             6,000
      5% Series, 50,000 shares . . . . . . . . . . .         5,000             5,000
                                                            24,858            24,858
  Preference stock subject to mandatory redemption,
    Without par value, $100 stated value,
    Authorized 4,000,000 shares, outstanding -
      7.58% Series, 500,000 shares . . . . . . . . .        50,000            50,000
                                                            74,858   2%       74,858   2%

WESTERN RESOURCES OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED SECURITIES OF SUBSIDIARY TRUST
   HOLDING SOLELY COMPANY
   SUBORDINATED DEBENTURES. . . . . .  . . . . . . .       220,000   7%      220,000   6%


LONG-TERM DEBT:
  First mortgage bonds . . . . . . . . . . . . . . .       825,000           825,000
  Pollution control bonds. . . . . . . . . . . . . .       521,618           521,682
  Revolving credit agreements. . . . . . . . . . . .          -              275,000
  Other long-term debt . . . . . . . . . . . . . . .        66,054            65,190
  Less:
    Unamortized premium and discount (net) . . . . .         5,222             5,289
                                                         1,407,450  42%    1,681,583  47%
Total Capitalization. . . . . . . . . . .. . . . . .    $3,340,135 100%   $3,601,121 100%


The Notes to Consolidated Financial Statements are an integral part of these statements.

<page8>


                                    WESTERN RESOURCES, INC.
                         CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY
                                    (Dollars in Thousands)
                                          (Unaudited)

                                                           Common      Paid-in     Retained
                                                            Stock      Capital     Earnings

BALANCE DECEMBER 31, 1995, 62,855,961 shares. . . . .    $314,280     $697,962     $540,868

Net income. . . . . . . . . . . . . . . . . . . . . .                                44,789

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                                (3,355)
  Common stock, $0.515 per share. . . . . . . . . . .                               (32,563)

Issuance of 393,180 shares of common stock. . . . . .       2,935       10,272


BALANCE MARCH 31, 1996, 63,249,141 shares . . . . . .     317,215      708,234      549,739


Net income. . . . . . . . . . . . . . . . . . . . . .                               124,161

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                               (11,484)
  Common stock, $1.545 per share. . . . . . . . . . .                               (99,048)

Issuance of 1,376,118 shares of common stock. . . . .       5,911       31,199       (1,247)


BALANCE DECEMBER 31, 1996, 64,625,259 shares. . . . .     323,126      739,433      562,121

Net income. . . . . . . . . . . . . . . . . . . . . .                                41,032

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                                (1,230)
  Common stock, $0.525 per share. . . . . . . . . . .                               (34,041)

Issuance of 246,887 shares of common stock. . . . . .       1,235        6,151

BALANCE MARCH 31, 1997, 64,872,146 shares . . . . . .    $324,361     $745,584     $567,882




The Notes to Consolidated Financial Statements are an integral part of these statements.

<page9>


                           WESTERN RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


1.  ACCOUNTING POLICIES AND OTHER INFORMATION

     General: The Consolidated Financial Statements of Western Resources, Inc. (the company) and its wholly-owned subsidiaries, include KPL, a rate-regulated electric and gas division of the company, Kansas Gas and Electric Company (KGE), a rate-regulated electric utility and wholly-owned subsidiary of the company, Westar Security, Inc.(Westar Security), a wholly-owned subsidiary which provides monitored electronic security services, Westar Energy, Inc., a wholly-owned subsidiary which provides non-regulated energy services, Westar Capital, Inc. (Westar Capital), a wholly-owned subsidiary which holds equity investments in technology and energy-related companies, The Wing Group Limited (The Wing Group), a wholly-owned developer of international power projects, and Mid Continent Market Center, Inc. (Market Center), a wholly-owned regulated gas transmission service provider. KGE owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek Generating Station (Wolf Creek). The company records its proportionate share of all transactions of WCNOC as it does other jointly-owned facilities. All significant intercompany transactions have been eliminated.

     The company prepares its financial statements in conformity with generally accepted accounting principles as applied to regulated public utilities. The accounting and rates of the company are subject to requirements of the Kansas Corporation Commission (KCC), the Oklahoma Corporation Commission (OCC), and the Federal Energy Regulatory Commission (FERC). The financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, to disclose contingent assets and liabilities at the balance sheet dates, and to report amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the company's 1996 Annual Report on Form 10-K and the KGE 1996 Annual Report on Form 10-K.

     The company currently applies accounting standards that recognize the economic effects of rate regulation Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation", (SFAS 71) and, accordingly, has recorded regulatory assets and liabilities related to its generation, transmission and distribution operations. In 1996, the KCC initiated a generic docket to study electric restructuring issues. A retail wheeling task force has been created by the Kansas Legislature to study competitive trends in retail electric services. During the 1997 session of the Kansas Legislature, bills were introduced to increase competition in the electric industry. Among the matters under consideration is the recovery by utilities of costs in excess of competitive cost levels. There can be no assurance at this time that such costs will be recoverable if open competition is initiated in the electric utility market. In the event the company determines that it no longer meets the criteria set forth in SFAS 71, the accounting impact would be an extraordinary non-cash charge to operations of an amount that would be material. Criteria that give rise to the discontinuance of SFAS 71 include, (1) increasing competition that restricts the company's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from a cost-based regulation to another form of regulation. The company periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate. Based on current evaluation of the various factors and conditions that are expected to impact future cost recovery, the company
<page10>

believes that its net regulatory assets are probable of future recovery. Any regulatory changes that would require the company to discontinue SFAS 71 based upon competitive or other events may significantly impact the valuation of the company's net regulatory assets and its utility plant investments, particularly the Wolf Creek facility. At this time, the effect of competition and the amount of regulatory assets which could be recovered in such an environment cannot be predicted. See Note 6 for further discussion on regulatory assets.

     Environmental Remediation: Effective January 1, 1997, the company adopted the provisions of Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities". This statement provides authoritative guidance for recognition, measurement, display, and disclosure of environmental remediation liabilities in financial statements. The company is currently evaluating and in the process of estimating the potential liability associated with environmental remediation. Management does not expect the amount to be significant to the company's results of operations as the company will seek recovery of these costs through rates as has been permitted by the KCC in the case of another Kansas utility. Additionally, the adoption of this statement is not expected to have a
material impact on the company's financial position.   To the extent that such
remediation costs are not recovered through rates, the costs may be material to the company's operating results, depending on the degree of remediation required and number of years over which the remediation must be completed.

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

     Cash Surrender Value of Life Insurance Contracts: The following amounts related to corporate-owned life insurance contracts (COLI) are recorded in Corporate-owned Life Insurance (net) on the Consolidated Balance Sheets:

                                                  March 31,    December 31,
                                                    1997           1996
                                                   (Dollars in Millions)
         Cash surrender value of contracts (1).    $561.7        $563.0
         Borrowings against contracts . . . . .    (477.4)       (476.8)
                  COLI (net). . . . . . . . . .    $ 84.3        $ 86.2

(1) Cash surrender value of contracts as presented represents the value of the policies as of the end of the respective policy years and not as of March 31, 1997 and December 31, 1996.

     Income is recorded for increases in cash surrender value and net death proceeds. Interest expense is recognized for COLI borrowings except for certain contracts entered into in 1993 and 1992. The net income generated from COLI contracts purchased prior to 1992 including the tax benefit of the interest deduction and premium expenses are recorded as Corporate-owned Life Insurance
(net) on the Consolidated Statements of Income. The income from increases in cash surrender value and net death proceeds was $4.2 million and $24.9 million for the three and twelve months ended March 31, 1997, respectively, compared to $4.7 million and $23.5 million for the three and twelve months ended March 31, 1996, respectively. The interest expense deduction taken was $6.9 million and $27.7 million for the three and twelve months ended March 31, 1997, respectively, compared to $6.9 million and $26.6 million for the three and twelve months ended March 31, 1996, respectively.
<page11>

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

     On August 2, 1996, Congress passed legislation that will phase out tax benefits associated with the 1992 and 1993 COLI policies. The loss of tax benefits will significantly reduce COLI earnings. The company is evaluating other methods to replace the 1992 and 1993 COLI policies. The company also has the ability to seek recovery of postretirement and postemployment costs through the rate making process. Regulatory precedents established by the KCC are expected to permit the accrued costs of postretirement and postemployment benefits to be recovered in rates. If a suitable COLI replacement product cannot be found, or these costs cannot be recovered in rates, the company may be required to expense the regulatory asset. The company currently expects to be able to find a suitable COLI replacement. The legislation had minimal impact on the company's COLI policies entered into prior to 1992. See Notes 9 and 12 to the Consolidated Financial Statements of the company's 1996 Annual Report on Form 10-K for additional disclosure.

     Reclassifications: Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.


2. MERGER AGREEMENT WITH KANSAS CITY POWER & LIGHT COMPANY

     On February 7, 1997, Kansas City Power & Light Company (KCPL) and the company entered into an agreement whereby KCPL would be merged with and into the company. The merger agreement provides for a tax-free, stock-for-stock transaction valued at approximately $2 billion. Under terms of the agreement, KCPL shareowners will receive $32 of company common stock per KCPL common share, subject to an exchange ratio collar of not less than .917 to no more than 1.100 common shares. Consummation of the KCPL Merger is subject to customary conditions including obtaining the approval of KCPL's and the company's shareowners and various regulatory agencies. The company expects to be able to close the KCPL Merger in the first half of 1998.

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

     KCPL is a public utility company engaged in the generation, transmission, distribution, and sale of electricity to approximately 430,000 customers in western Missouri and eastern Kansas. KCPL and the company have joint interests in certain electric generating assets, including Wolf Creek.
<page12>

     As of March 31, 1997, the company estimates it has incurred approximately $35 million of transaction costs associated with the KCPL Merger. The company anticipates expensing these costs in the first reporting period subsequent to closing the KCPL Merger.


3.  STRATEGIC ALLIANCE WITH ONEOK INC.

     On December 12, 1996, the company and ONEOK Inc. (ONEOK) announced an agreement to form a strategic alliance combining the natural gas assets of both companies. Under the agreement for the proposed strategic alliance, the company will contribute its natural gas business to a new company (New ONEOK) in exchange for a 45% equity interest. The proposed transaction is subject to approval by regulatory authorities and ONEOK shareowners. The company is working towards consummation of the transaction during the second half of 1997.

     For additional information on the Strategic Alliance with ONEOK Inc., see
Note 6 of the company's 1996 Annual Report on Form 10-K.


4.  INVESTMENTS

     During 1996, the company purchased approximately 38 million common shares of ADT Limited (ADT) for approximately $589 million. The shares purchased represent approximately 25% of ADT's common equity. Goodwill of approximately $369 million is associated with this investment and is being amortized over 40 years. The company uses the equity method of accounting for this investment.

     On December 18, 1996, the company announced its intention to offer to exchange $22.50 in cash ($7.50) and shares ($15.00) of the company's common stock for each outstanding common share of ADT not already owned by the company or its subsidiaries (ADT Offer). The value of the ADT Offer, assuming the company's average stock price prior to closing is above $29.75 per common share, is approximately $3.5 billion, including the company's existing investment in ADT. If the ADT Offer is completed, the company presently intends to propose and seek to have ADT effect an amalgamation, pursuant to which a newly created subsidiary of the company incorporated under the laws of Bermuda
would amalgamate with and into ADT (Amalgamation).   Based upon the closing
stock price of the company on March 13, 1997, approximately 60.1 million shares of company common stock would be issuable pursuant to an acquisition of ADT. However, the actual number of shares of company common stock that would be issuable in connection with the ADT Offer and the Amalgamation will depend on the exchange ratio and the number of shares validly tendered prior to the expiration date of the ADT Offer and the number of shares of ADT outstanding at the time the Amalgamation is completed.

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

     Concurrent with the announcement of the ADT Offer on December 18, 1996, the company filed a registration statement on Form S-4 with the Securities and Exchange Commission (SEC) related to the ADT Offer. On March 14, 1997, the registration statement was declared effective by the SEC. The expiration date
<page13>

of the ADT Offer was 5 p.m., EDT, April 15, 1997. The company extended the ADT offer to June 17, 1997, and may continue to do so from time to time until the various conditions to the ADT Offer have been satisfied or waived. The ADT Offer will be subject to the approval of ADT and company shareowners. On January 23, 1997, the waiting period for the Hart-Scott-Rodino Antitrust Improvement Act expired. On February 7, 1997, the company received regulatory approval from the KCC to issue company common stock and debt necessary for the ADT Offer.

     The board of directors for ADT have recommended the rejection of the ADT Offer and on March 17, 1997, ADT announced that it had entered into a definitive merger agreement pursuant to which Tyco International Ltd. (Tyco), a diversified manufacturer of industrial and commercial products, would effectively acquire ADT in a stock for stock transaction valued at $5.6 billion, or approximately $29 per ADT share of common stock.

     On March 18, 1997, the company issued a press release indicating that it had mailed the details of the ADT Offer to ADT shareowners and that it would be reviewing the Tyco offer as well as considering its alternatives to such offer and assessing its rights as an ADT shareowner.


5.  LEGAL PROCEEDINGS

     The company requested that the District Court for the Southern District of Florida require that ADT hold a special shareowners meeting no later than March 20, 1997. In its filing, the company claimed that the ADT board of directors has breached its fiduciary and statutory duties and that there is no reason to delay the special meeting until July 8, 1997 as established by ADT. See Note 4 for additional information regarding the proposed acquisition of ADT.

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

     As part of the acquisition of Westinghouse Security Systems (WSS) on December 31, 1996, WSS assigned to WestSec,Inc., a wholly-owned subsidiary of Westar Capital established to acquire the assets of WSS, a software license with Innovative Business Systems (IBS) which is integral to the operation of its security business. On January 8, 1997, IBS filed litigation in Dallas County, Texas in the 298th Judicial District Court concerning the assignment of the license to WestSec, (Innovative Business Systems (Overseas) Ltd., and Innovative Business Software, Inc. v. Westinghouse Electric Corporation, Westinghouse Security Systems, Inc., WestSec, Inc., Western Resources, Inc., et al., Cause No. 97-00184). The company and Westar Capital have demanded Westinghouse Electric
<page14>

Corporation defend and indemnify them. While the loss of use of the license may have a material impact on the operations of WestSec, management of the company currently does not believe that the ultimate disposition of this matter will have a material adverse effect upon the company's overall financial condition or results of operations

     The company and its subsidiaries are involved in various other legal, environmental, and regulatory proceedings. Management believes that adequate provision has been made and accordingly believes that the ultimate dispositions of these matters will not have a material adverse effect upon the company's overall financial position or results of operations.


6.  RATE MATTERS AND REGULATION

     Utility expenses and credits recognized as regulatory assets and liabilities on the Consolidated Balance Sheets are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers in utility revenues. The company expects to recover the following regulatory assets in rates:
                                          March 31,   December 31,
                                             1997         1996
                                           (Dollars in Thousands)
Coal contract settlement costs            $ 19,788      $ 21,037
Service line replacement                    11,629        12,921
Post employment/retirement benefits         43,800        40,834
Deferred plant costs                        31,199        31,272
Phase-in revenues                           21,931        26,317
Debt issuance costs                         77,020        78,532
Deferred cost of gas purchased              16,777        21,332
Other regulatory assets                      8,787         8,794
 Total regulatory assets                  $230,931      $241,039

     See Note 9 included in the company's 1996 Annual Report on Form 10-K for additional information regarding regulatory assets.

     Rate Proceedings: On May 23, 1996, the company implemented an $8.7 million electric rate reduction to KGE customers on an interim basis. On October 22, 1996, the company, the KCC Staff, the City of Wichita, and the Citizens Utility Ratepayer Board filed an agreement at the KCC whereby the company's retail electric rates would be reduced, subject to approval by the KCC. This agreement was approved on January 15, 1997. Under the agreement, on February 1, 1997, KGE's rates were reduced by $36.3 million and, in addition, the May 1996 KGE interim reduction became permanent. KGE's rates will be reduced by another $10 million effective June 1, 1998, and again on June 1, 1999. KPL's rates were reduced by $10 million effective February 1, 1997. Two one-time rebates of $5 million will be credited to the company's customers in January 1998 and 1999. The agreement also fixes annual savings from the merger with KGE at $40 million. This level of merger savings provides for complete recovery of and a return on the acquisition premium.

     On November 27, 1996, the KCC issued a Suspension Order and on December 3, 1996, an order was issued which suspended, subject to refund, costs related to purchases from Kansas Pipeline Partnership included in the company's COGR. On December 12, 1996, the company filed a Petition for Reconsideration or For More Definite Statement by Staff of the Issues to be addressed in this Docket. On
<page15>

March 3, 1997, the Staff issued a More Definite Statement specifying which charges from Kansas Pipeline Partnership (KPP) it asserts are inappropriate for inclusion in the company's COGR. The company responded to the More Definite Statement stating that it does not believe any of the charges from KPP should be disallowed from its COGR. The company does not expect this proceeding to have a material adverse effect on its results of operations.


7.  COMMITMENTS AND CONTINGENCIES

     Manufactured Gas Sites: The company has been associated with 15 former manufactured gas sites located in Kansas which may contain coal tar and other potentially harmful materials. The company and the Kansas Department of Health and Environment (KDHE) entered into a consent agreement governing all future work at the 15 sites. The terms of the consent agreement will allow the company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. The prioritized sites will be investigated over a ten year period. The agreement will allow the company to set mutual objectives with the KDHE in order to expedite effective response activities and to control costs and environmental impact. As of March 31, 1997, the costs incurred for site investigation and risk assessment have been minimal. Since the site investigations are preliminary, no formal agreement on costs to be incurred has been reached, and the minimum potential liability would not be material to the financial statements, an accrual for these environmental contingencies has not been reflected in the accompanying financial statements. In accordance with the terms of the ONEOK agreement, ownership of twelve of the aforementioned sites will be transferred to New ONEOK upon closing. The ONEOK agreement limits the company's liabilities to an immaterial amount for future remediation of these sites.

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

     In the fourth quarter of 1996, the Environmental Protection Agency (EPA) issued new standards applying to nitrogen oxides (NOx) emissions from the company's effected coal units. Both Jeffrey Energy Center and Lawrence Energy Center will require operational modifications and possible minor capital investments to modify the emission controls. The company will have until the year 2000 to comply.
<page16>

     Decommissioning: The company accrues decommissioning costs over the expected life of the Wolf Creek generating facility. The accrual is based on estimated unrecovered decommissioning costs which consider inflation over the remaining estimated life of the generating facility and are net of expected earnings on amounts recovered from customers and deposited in an external trust fund.

     Approval of the 1996 Decommissioning Cost Study was received from the KCC on February 28, 1997. Based on the study, the company's share of these decommissioning costs, under the immediate dismantlement method, is estimated to be approximately $624 million during the period 2025 through 2033, or approximately $192 million in 1996 dollars. These costs were calculated using an assumed inflation rate of 3.6% over the remaining service life from 1996 of 29 years.

     Decommissioning costs are currently being charged to operating expenses in accordance with prior KCC orders. Electric rates charged to customers provide for recovery of these decommissioning costs over the life of Wolf Creek. Amounts expensed approximated $3.7 million in 1996 and will increase annually to $5.6 million in 2024. These expenses are deposited in an external trust fund. The average after tax expected return on trust assets is 5.7%. An updated funding schedule, on which the contributions are not materially different, was submitted to the KCC on March 10, 1997. Approval of this funding schedule is still pending with the KCC.

     The company's investment in the decommissioning fund, including reinvested earnings approximated $33.7 million and $33.0 million at March 31, 1997 and December 31, 1996, respectively. Trust fund earnings accumulate in the fund balance and increase the recorded decommissioning liability. These amounts are reflected in Investments and Other Property, Decommissioning trust, and the related liability is included in Deferred Credits and Other Liabilities, Other, on the Consolidated Balance Sheets.

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

     The company carries premature decommissioning insurance which has several restrictions. One of these is that it can only be used if Wolf Creek incurs an accident exceeding $500 million in expenses to safely stabilize the reactor, to decontaminate the reactor and reactor station site in accordance with a plan approved by the Nuclear Regulatory Commission (NRC), and to pay for on-site
<page17>

property damages. This decommissioning insurance will only be available if the insurance funds are not needed to implement the NRC-approved plan for stabilization and decontamination.

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

     Fuel Commitments: To supply a portion of the fuel requirements for its generating plants, the company has entered into various commitments to obtain nuclear fuel and coal. Some of these contracts contain provisions for price escalation and minimum purchase commitments. At December 31, 1996, WCNOC's nuclear fuel commitments (company's share) were approximately $15.4 million for uranium concentrates expiring at various times through 2001, $59.4 million for enrichment expiring at various times through 2003, and $70.3 million for fabrication through 2025. At December 31, 1996, the company's coal contract commitments in 1996 dollars under the remaining terms of the contracts were approximately $2.6 billion. The largest coal contract expires in 2020, with the remaining coal contracts expiring at various times through 2013.
<page18>

     Energy Act: As part of the 1992 Energy Policy Act, a special assessment is being collected from utilities for a uranium enrichment, decontamination, and decommissioning fund. The company's portion of the assessment for Wolf Creek is approximately $7 million, payable over 15 years. Management expects such costs to be recovered through the ratemaking process.

     Investment Commitments: During 1996, The Wing Group obtained ownership interests in independent power generation projects under construction in The Republic of Turkey and Colombia. The Wing Group or other non-regulated company subsidiaries are committed to future funding of equity interests in these projects. In 1997, commitments are not expected to exceed $31 million. Currently, equity commitments beyond 1997 are approximately $5 million. The company has also committed $105 million through June of 1998 to power generation projects in the People's Republic of China.


8.  INCOME TAXES

     Total income tax expense included in the Consolidated Statements of Income reflects the Federal statutory rate of 35%. The Federal statutory rate produces effective income tax rates of 35.9% and 33.5% for the three and twelve month periods ended March 31, 1997 compared to 33.1% and 31.6% for the three and twelve month periods ended March 31, 1996. The effective income tax rates vary from the Federal statutory rate due to permanent differences, including the amortization of investment tax credits, and accelerated amortization of certain deferred income taxes.
<page19>


                          WESTERN RESOURCES, INC.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's 1996 Annual Report on Form 10-K. The following updates the information provided in the 1996 Annual Report on Form 10-K and analyzes certain changes in the results of operations between the three and twelve month periods ended March 31, 1997 and comparable periods of 1996.

     Certain matters discussed in this Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the company's future plans, objectives or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rate and other regulatory matters, the pending KCPL Merger, the ADT Offer, the strategic alliance with ONEOK, liquidity and capital resources, interest rates, changing weather conditions, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as electric utility restructuring, including the ongoing state and federal activities; future economic conditions; developments in the legislative, regulatory and competitive markets in which the company operates; and other circumstances affecting anticipated revenues and costs.

FINANCIAL CONDITION

     General: Net income for the first quarter of 1997 was $41 million, down from net income of $45 million for the same period of 1996. The company earned $0.61 per share of common stock for the first quarter of 1997, a decrease of $0.05 per share from the first quarter of 1996. Operating revenues were $626 million and $556 million for the three months ended March 31, 1997 and 1996, respectively.

     Net income for the twelve months ended March 31, 1997, was $165 million compared to $185 million for the same period of 1996. The company earned $2.37 per share of common stock for the twelve months ended March 31, 1997, a decrease of $0.38 per share from the comparable period of 1996. Operating revenues were $2.1 billion for the twelve months ended March 31, 1997 compared to $1.9 billion for the same period of 1996.

     The changes in net income and operating revenues are primarily due to the reasons discussed below in Results of Operations. The earnings per share for the three months ended March 31, 1997 have decreased compared to prior year due to warmer winter weather and increased financing charges. Earnings per share for the twelve months ended March 31, 1997 have decreased compared to the prior twelve month period primarily due to interest expense associated with short-term
<page20>

borrowings related to the expansion of monitored-security and energy-related businesses and due to a one-time restructuring charge recorded by ADT Limited
(ADT).

     A quarterly dividend of $0.525 per share was declared in the first quarter of 1997, for an indicated annual rate of $2.10 per share. The book value per
share was $25.25 at March 31, 1997, up from $25.14 at December 31, 1996.   There
were 64,807,081 and 63,163,715 average shares outstanding for the first quarter of 1997 and 1996, respectively.

     Liquidity and Capital Resources: The company's short-term financing requirements are satisfied, as needed, through the sale of commercial paper, short-term bank loans and borrowings under unsecured lines of credit maintained with banks. At March 31, 1997, short-term borrowings amounted to $1.2 billion, of which $937 million was commercial paper and the balance was from uncommitted bank loans.

     The company's short-term debt balance at March 31, 1997, increased approximately $884 million from March 31, 1996. The increase was primarily a result of the company's purchases of an approximate 25% common equity interest in ADT and its purchase of WSS. See Note 4 for further discussion of the ADT purchase.

     At March 31, 1997, the company had short-term bank credit arrangements available of $973 million, of which $0 was outstanding.

     The company maintains a $350 million revolving credit agreement that expires on October 5, 1999. Under the terms of this agreement, the company may, at its option, borrow at different market-based interest rates and is required, among other restrictions, to maintain a total debt to total capitalization ratio of not greater than 65% at all times. A facility fee is paid on the $350 million commitment. The unused portion of the revolving credit facility may be used to provide support for commercial paper. At March 31, 1997, the company had $0 borrowed under the facility.

     The company filed a shelf registration with the SEC on April 29, 1997 to sell up to $550 million in first mortgage bonds and debt securities. The SEC declared this registration effective on May 13, 1997. When combined with a previous registration, the company will have up to $750 million in bonds and securities available for sale. Net proceeds of any securities sales will be used primarily to repay short-term debt and for other corporate purposes.

RESULTS OF OPERATIONS

     Revenues: The company's revenues vary with levels of usage as a result of changing weather conditions during comparable periods and are sensitive to seasonal fluctuations between consecutive periods. Future electric and natural gas revenues will continue to be affected by weather conditions, the electric rate reduction which was implemented on February 1, 1997, changes in the industry, changes in the regulatory environment, competition from other sources of energy, competing fuel sources, customer conservation efforts, wholesale demand, and the overall economy of the company's service area.

     The following table reflects changes in electric sales for the three and twelve months ended March 31, 1997 from the comparable periods of 1996.
<page21>


     Increase (Decrease) in electric sales volumes:

                                          3 Months          12 Months
                                            ended             ended
            Residential                    (1.8)%              1.2%
            Commercial                      0.9%               2.5%
            Industrial                     (3.0)%             (1.4)%
            Other                           3.3%              (0.2)%
            Total retail sales             (1.3)%               0.7%

            Wholesale and interchange      38.5%              50.9%
            Total electric sales            7.6%              10.9%

     Electric revenues remained virtually unchanged for the three months ended March 31, 1997 compared to the same period of 1996. Electric revenues increased 3% for the twelve months ended March 31, 1997 compared to the same period of 1996. The increase was due primarily to an increase in wholesale and interchange sales due to increased sales to power brokers.

     The following table reflects changes in natural gas sales for the three and twelve months ended March 31, 1997 from the comparable periods of 1996.

     Increase (Decrease) in regulated natural gas sales volumes:

                                          3 Months          12 Months
                                            ended             ended
            Residential                    (14.7)%            (4.3)%
            Commercial                     (15.9)%            (7.6)%
            Industrial                     (29.4)%           (27.8)%
            Transportation                  (2.4)%            (6.5)%
            Other                           69.4%             41.0%
            Total Deliveries                (9.8)%            (0.8)%

     Regulated natural gas revenues increased 6.7% for the three months ended March 31, 1997 compared to March 31, 1996 due to the gas revenue increase authorized by the KCC on July 11, 1996 and as a result of higher gas costs passed on to customers through the cost of gas rider (COGR). Regulated natural gas revenues increased 16.6% for the twelve months ended March 31, 1997 compared to the same period of 1996 as a result of higher gas costs passed on to customers through the COGR, increased as-available gas sales, and the gas revenue increase ordered by the KCC on July 11, 1996.

     Non-regulated gas revenues increased approximately $23 million to approximately $79 million, or 41%, for the three months ended March 31, 1997 compared to March 31, 1996. Non-regulated gas revenues increased approximately $82 million to approximately $270 million, or 44%, for the twelve months ended March 31, 1997 compared to the same period of 1996. Non-regulated gas revenues for the three and twelve months ended March 31, 1997 increased as a result of 3% and 7% increases, respectively, in sales volumes of the company's wholly-owned subsidiary Westar Gas Marketing, Inc. (Westar Gas Marketing).

     When the alliance with ONEOK is complete, the company will contribute its natural gas business to New ONEOK in exchange for a 45% equity interest.
<page22>

     Operating Expenses: Total operating expenses increased 13% for the three months ended March 31, 1997 compared to 1996. The increase is attributable to increased other operating expenses due to an increase in net generation as a result of increased sales to wholesale and interchange customers.

     Total operating expenses increased 15% for the twelve months ended March 31, 1997 compared to 1996. The increase is primarily attributable to the amortization of the acquisition adjustment related to the KGE merger and increased fuel expense, purchased power, natural gas purchases, and other operating expenses. The increases in fuel, purchased power, and operating expenses were due to the increase in net generation as a result of higher customer demand for air conditioning load during the second quarter of 1996 and higher sales to wholesale and interchange customers. These increases were partially offset by decreased maintenance and income tax expense.

     The amortization of the acquisition adjustment associated with the company's 1992 acquisition of KGE, which began in August 1995, amounted to $5.0 million and $20.8 million for the three and twelve months ended March 31, 1997 compared to $5.0 million and $11.7 million for the three and twelve months ended March 31, 1996. On January 15, 1997, the KCC fixed the annual merger savings level at $40 million which provides complete recovery of the acquisition premium amortization expense and a return on the acquisition premium.

     Other Income and Deductions: Other income and deductions, net of taxes, increased $3.8 million for the three months ended March 31, 1997 compared to 1996 attributable to earnings from subsidiary investments. Other income and deductions, net of taxes, decreased $8.8 million for the twelve months ended March 31, 1997 compared to 1996 primarily due to a one-time restructuring charge recorded by ADT Limited, in which the company owns approximately 25% of the common stock.

     Interest Charges and Preferred and Preference Dividend Requirements: Total interest charges increased 49% and 33% for the three and twelve months ended March 31, 1997 from the comparable periods in 1996, respectively. The increases for the three and twelve months interest charges reflects interest paid on higher short-term debt balances to finance the company's investment in ADT and the purchase of WSS. The increases also reflect interest payments related to the company's mandatory redeemable preference stock which was issued in December of 1995 and July of 1996. Partially offsetting the higher interest charges were lower preferred and preference dividends due to the redemption of preference stock in July of 1996. See discussion above in Liquidity and Capital Resources regarding higher short-term debt balances.
<page23>

                          WESTERN RESOURCES, INC.
                        Part II  Other Information

Item 5.  Other Information

     Merger Agreement with Kansas City Power & Light Company: See Note 2 of the Notes to Consolidated Financial Statements.

     Strategic Alliance with ONEOK Inc.: See Note 3 of the Notes to the Consolidated Financial Statements.

     Rate Plans: See Note 6 of the Consolidated Financial Statements.

     Investments: See Note 4 of the Consolidated Financial Statements.



Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

               Exhibit 3    -   By-laws of the company (filed electronically)

               Exhibit 12   -   Computation of Ratio of Consolidated Earnings
                                     to Fixed Charges for 12 Months Ended
                                     March 31, 1997 (filed electronically)

               Exhibit 27   -   Financial Data Schedule (filed electronically)



     (b) Reports on Form 8-K:

               Form 8-K filed February 10, 1997 - Press release regarding the company's merger with KCPL, including Agreement and Plan of Merger between the company and KCPL, dated as of February 7, 1997.

             Form 8-K filed April 2, 1997 - Proforma financial statements of the company and KCPL as of December 31, 1996.
<page24>


                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Western Resources, Inc.



Date           May 14, 1997           By         /s/ S. L. KITCHEN

                                       S. L. Kitchen, Executive Vice President
                                              and Chief Financial Officer



Date           May 14, 1997           By     /s/ JERRY D. COURINGTON
                                                Jerry D. Courington,
                                                    Controller
<page25>