Form 10-Q
period 1997-06-30
WESTERN RESOURCES INC /KS
filed 1997-07-30
CIK 54507

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549


                                  FORM 10-Q

(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 1997

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

                           Yes X                       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at July 30, 1997
Common Stock, $5.00 par value                          65,220,373
<page1>






                            WESTERN RESOURCES, INC.
                                    INDEX


                                                                      Page No.

Part I.  Financial Information

   Item 1.  Financial Statements

        Consolidated Balance Sheets                                        3

        Consolidated Statements of Income                                4 - 6

        Consolidated Statements of Cash Flows                            7 - 8

        Consolidated Statements of Capitalization                          9

        Consolidated Statements of Common Stock Equity                    10

        Notes to Consolidated Financial Statements                        11

   Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      21

Part II.  Other Information

   Item 4.  Submission of Matters to a Vote to Security Holders           26

   Item 5.  Other Information                                             26

   Item 6.  Exhibits and Reports on Form 8-K                              27

Signatures                                                                28
<page2>

                                      WESTERN RESOURCES, INC.
                                   CONSOLIDATED BALANCE SHEETS
                                      (Dollars in Thousands)
                                           (Unaudited)
                                                               June 30,         December 31,
                                                                 1997               1996
ASSETS

UTILITY PLANT:
  Electric plant in service . . . . . . . . . . . . . . .      $5,495,749        $5,448,489
  Natural gas plant in service. . . . . . . . . . . . . .         860,752           834,330
                                                                6,356,501         6,282,819
  Less - Accumulated depreciation . . . . . . . . . . . .       2,131,200         2,058,596
                                                                4,225,301         4,224,223
  Construction work in progress . . . . . . . . . . . . .          93,487            93,834
  Nuclear fuel (net). . . . . . . . . . . . . . . . . . .          43,998            38,461
     Net utility plant. . . . . . . . . . . . . . . . . .       4,362,786         4,356,518

INVESTMENTS AND OTHER PROPERTY:
  Investments in ADT (net). . . . . . . . . . . . . . . .         609,265           590,102
  Security business and other property. . . . . . . . . .         614,839           584,647
  Decommissioning trust . . . . . . . . . . . . . . . . .          34,638            33,041
                                                                1,258,742         1,207,790
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . .           1,899             3,724
  Accounts receivable and unbilled revenues (net) . . . .         277,676           318,966
  Fossil fuel, at average cost. . . . . . . . . . . . . .          38,719            39,061
  Gas stored underground, at average cost . . . . . . . .          30,508            30,027
  Materials and supplies, at average cost . . . . . . . .          61,679            66,167
  Prepayments and other current assets. . . . . . . . . .          38,508            36,503
                                                                  448,989           494,448
DEFERRED CHARGES AND OTHER ASSETS:
  Deferred future income taxes. . . . . . . . . . . . . .         259,537           217,257
  Corporate-owned life insurance (net). . . . . . . . . .          85,455            86,179
  Regulatory assets . . . . . . . . . . . . . . . . . . .         228,895           241,039
  Other . . . . . . . . . . . . . . . . . . . . . . . . .          57,915            44,550
                                                                  631,802           589,025

     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .      $6,702,319        $6,647,781

CAPITALIZATION AND LIABILITIES

CAPITALIZATION (see statement):
  Common stock equity . . . . . . . . . . . . . . . . . .      $1,633,381        $1,624,680
  Cumulative preferred and preference stock . . . . . . .          74,858            74,858
  Western Resources obligated mandatorily redeemable
    preferred securities of subsidiary trust holding
    solely subordinated debentures. . . . . . . . . . . .         220,000           220,000
  Long-term debt (net). . . . . . . . . . . . . . . . . .       1,406,654         1,681,583
                                                                3,334,893         3,601,121
CURRENT LIABILITIES:
  Short-term debt . . . . . . . . . . . . . . . . . . . .       1,272,658           980,740
  Accounts payable. . . . . . . . . . . . . . . . . . . .         153,502           180,540
  Accrued taxes . . . . . . . . . . . . . . . . . . . . .          75,613            83,813
  Accrued interest and dividends. . . . . . . . . . . . .          64,627            70,193
  Other . . . . . . . . . . . . . . . . . . . . . . . . .          57,284            36,806
                                                                1,623,684         1,352,092
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes . . . . . . . . . . . . . . . . .       1,147,402         1,110,372
  Deferred investment tax credits . . . . . . . . . . . .         122,169           125,528
  Deferred gain from sale-leaseback . . . . . . . . . . .         227,693           233,060
  Other . . . . . . . . . . . . . . . . . . . . . . . . .         246,478           225,608
                                                                1,743,742         1,694,568
COMMITMENTS AND CONTINGENCIES (Notes 5 and 7)
   TOTAL CAPITALIZATION AND LIABILITIES . . . . . . . . .      $6,702,319        $6,647,781

The Notes to Consolidated Financial Statements are an integral part of these statements.

<page3>


                                     WESTERN RESOURCES, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                                     (Dollars in Thousands)
                                          (Unaudited)
                                                                     Three Months Ended
                                                                          June 30,
                                                                     1997           1996
OPERATING REVENUES:
  Electric. . . . . . . . . . . . . . . . . . . . . . . . .       $  274,396     $  294,231
  Natural gas . . . . . . . . . . . . . . . . . . . . . . .          179,607        141,890
    Total operating revenues. . . . . . . . . . . . . . . .          454,003        436,121

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .           56,384         60,598
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .            5,999          5,618
  Power purchased . . . . . . . . . . . . . . . . . . . . .            8,700          6,852
  Natural gas purchases . . . . . . . . . . . . . . . . . .           57,166         49,561
  Other operations. . . . . . . . . . . . . . . . . . . . .          149,846        136,487
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .           28,696         30,152
  Depreciation and amortization . . . . . . . . . . . . . .           56,458         43,102
  Amortization of phase-in revenues . . . . . . . . . . . .            4,386          4,386
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .            5,721         11,014
    State income. . . . . . . . . . . . . . . . . . . . . .            2,266          3,952
    General . . . . . . . . . . . . . . . . . . . . . . . .           22,301         25,379
      Total operating expenses. . . . . . . . . . . . . . .          397,923        377,101

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .           56,080         59,020

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .             (749)        (1,565)
  Equity in earnings of investees and other (net) . . . . .           17,738          5,332
  Income taxes (net). . . . . . . . . . . . . . . . . . . .            2,089          2,296
      Total other income and deductions . . . . . . . . . .           19,078          6,063

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .           75,158         65,083

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .           23,570         26,605
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           28,168         10,415
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . . .             (915)          (683)
      Total interest charges. . . . . . . . . . . . . . . .           50,823         36,337

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .           24,335         28,746

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . .            1,229          3,354

EARNINGS APPLICABLE TO COMMON STOCK . . . . . . . . . . . .       $   23,106     $   25,392

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . .       65,045,268     63,465,666

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . . . . .       $      .36     $      .40

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .       $     .525     $     .515



The Notes to Consolidated Financial Statements are an integral part of these statements.

<page4>


                                      WESTERN RESOURCES, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                                      (Dollars in Thousands)
                                           (Unaudited)
                                                                       Six Months Ended
                                                                           June 30,
                                                                     1997           1996
OPERATING REVENUES:
  Electric. . . . . . . . . . . . . . . . . . . . . . . . .       $  542,704     $  563,216
  Natural gas . . . . . . . . . . . . . . . . . . . . . . .          537,496        428,527
    Total operating revenues. . . . . . . . . . . . . . . .        1,080,200        991,743

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .          111,988        121,588
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .           12,290          7,375
  Power purchased . . . . . . . . . . . . . . . . . . . . .           14,545         14,897
  Natural gas purchases . . . . . . . . . . . . . . . . . .          216,279        200,084
  Other operations. . . . . . . . . . . . . . . . . . . . .          335,268        279,246
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .           54,632         54,991
  Depreciation and amortization . . . . . . . . . . . . . .          107,243         85,415
  Amortization of phase-in revenues . . . . . . . . . . . .            8,772          8,772
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .           26,475         26,808
    State income. . . . . . . . . . . . . . . . . . . . . .            7,631          7,763
    General . . . . . . . . . . . . . . . . . . . . . . . .           47,343         50,511
      Total operating expenses. . . . . . . . . . . . . . .          942,466        857,450

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .          137,734        134,293

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .           (3,469)        (3,749)
  Equity in earnings of investees and other (net) . . . . .           24,998         11,069
  Income taxes (net). . . . . . . . . . . . . . . . . . . .            5,542            985
      Total other income and deductions . . . . . . . . . .           27,071          8,305

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .          164,805        142,598

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .           47,365         53,104
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           53,858         17,575
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . . .           (1,786)        (1,616)
      Total interest charges. . . . . . . . . . . . . . . .           99,437         69,063

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .           65,368         73,535

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . .            2,459          6,709

EARNINGS APPLICABLE TO COMMON STOCK . . . . . . . . . . . .       $   62,909     $   66,826

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . .       64,926,833     63,314,691

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . . . . .       $      .97     $     1.06

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .       $     1.05     $     1.03


The Notes to Consolidated Financial Statements are an integral part of these statements.

<page5>


                                      WESTERN RESOURCES, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                                      (Dollars in Thousands)
                                           (Unaudited)
                                                                   Twelve Months Ended
                                                                         June 30,
                                                                   1997          1996
OPERATING REVENUES:
  Electric. . . . . . . . . . . . . . . . . . . . . . . . .     $1,176,921    $1,193,343
  Natural gas . . . . . . . . . . . . . . . . . . . . . . .        958,355       726,030
    Total operating revenues. . . . . . . . . . . . . . . .      2,135,276     1,919,373

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .        236,390       239,491
    Nuclear fuel. . . . . . . . . . . . . . . . . . . . . .         24,877        17,036
  Power purchased . . . . . . . . . . . . . . . . . . . . .         27,240        24,992
  Natural gas purchases . . . . . . . . . . . . . . . . . .        370,950       321,538
  Other operations. . . . . . . . . . . . . . . . . . . . .        664,017       535,207
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .         98,763       109,168
  Depreciation and amortization . . . . . . . . . . . . . .        205,550       168,415
  Amortization of phase-in revenues . . . . . . . . . . . .         17,544        17,545
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .         69,724        74,516
    State income. . . . . . . . . . . . . . . . . . . . . .         18,903        19,563
    General . . . . . . . . . . . . . . . . . . . . . . . .         93,884        98,232
      Total operating expenses. . . . . . . . . . . . . . .      1,827,842     1,625,703

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .        307,434       293,670

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .         (1,969)       (2,880)
  Special charges from ADT. . . . . . . . . . . . . . . . .        (18,181)         -
  Equity in earnings of investees and other (net) . . . . .         45,652        25,932
  Income taxes (net). . . . . . . . . . . . . . . . . . . .          7,547         6,484
      Total other income and deductions . . . . . . . . . .         33,049        29,536

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .        340,483       323,206

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .        100,002       101,217
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         83,093        34,134
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . . .         (3,395)       (4,065)
      Total interest charges. . . . . . . . . . . . . . . .        179,700       131,286

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .        160,783       191,920

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . .         10,589        13,419

EARNINGS APPLICABLE TO COMMON STOCK . . . . . . . . . . . .     $  150,194    $  178,501

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . .     64,631,972    62,903,857

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . . . . .     $     2.32    $     2.84

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .     $     2.08    $     2.04



The Notes to Consolidated Financial Statements are an integral part of these statements.

<page6>


                                      WESTERN RESOURCES, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Dollars in Thousands)
                                          (Unaudited)
                                                                     Six Months Ended
                                                                          June 30,
                                                                    1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .     $    65,368    $    73,535
  Depreciation and amortization . . . . . . . . . . . . . .         117,573         90,555
  Amortization of nuclear fuel. . . . . . . . . . . . . . .           9,803          5,602
  Amortization of phase-in revenues . . . . . . . . . . . .           8,772          8,772
  Corporate-owned life insurance. . . . . . . . . . . . . .         (13,930)       (12,565)
  Amortization of gain from sale-leaseback. . . . . . . . .          (5,367)        (4,820)
  Deferred acquisition costs. . . . . . . . . . . . . . . .         (14,534)        (5,910)
  Equity in earnings of investees . . . . . . . . . . . . .         (25,791)       (11,788)
  Changes in working capital items:
    Accounts receivable and unbilled revenues (net) . . . .          41,290         25,292
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .             342          8,373
    Gas stored underground. . . . . . . . . . . . . . . . .            (481)           300
    Accounts payable  . . . . . . . . . . . . . . . . . . .         (27,038)       (17,184)
    Accrued taxes . . . . . . . . . . . . . . . . . . . . .         (12,239)       (10,998)
    Other . . . . . . . . . . . . . . . . . . . . . . . . .          17,015         (2,333)
  Changes in other assets and liabilities . . . . . . . . .         (15,726)       (21,332)
      Net cash flows from operating activities. . . . . . .         145,057        125,499

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . .         105,592         86,906
  Purchase of ADT common stock. . . . . . . . . . . . . . .            -           443,520
  Non-utility investments (net) . . . . . . . . . . . . . .          27,092          4,761
  Corporate-owned life insurance policies . . . . . . . . .          24,557         50,828
  Death proceeds of corporate-owned life insurance policies          (2,155)          -
      Net cash flows used in investing activities . . . . .         155,086        586,015

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . .         291,918        536,305
  Bonds retired . . . . . . . . . . . . . . . . . . . . . .             (65)       (16,135)
  Revolving credit agreements (net) . . . . . . . . . . . .        (273,594)       (50,000)
  Other long-term debt (net). . . . . . . . . . . . . . . .          (1,405)            20
  Borrowings against life insurance policies. . . . . . . .          47,782         44,321
  Repayment of borrowings against life insurance policies .            (652)          -
  Common stock issued (net) . . . . . . . . . . . . . . . .          13,996         16,103
  Dividends on preferred, preference and common stock . . .         (69,776)       (71,008)
      Net cash flows from financing activities. . . . . . .           8,204        459,606

NET (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . .          (1,825)          (910)

CASH AND CASH EQUIVALENTS:
  Beginning of the period . . . . . . . . . . . . . . . . .           3,724          2,414
  End of the period . . . . . . . . . . . . . . . . . . . .      $    1,899    $     1,504

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized). . . . . . . . . . . . . . . . . . . . . .      $   130,152   $    95,490
  Income taxes. . . . . . . . . . . . . . . . . . . . . . .           41,430        49,104

The Notes to Consolidated Financial Statements are an integral part of these statements.

<page7>


                                      WESTERN RESOURCES, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Dollars in Thousands)
                                           (Unaudited)
                                                                    Twelve Months Ended
                                                                         June 30,
                                                                    1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .   $   160,783     $  191,920
  Depreciation and amortization . . . . . . . . . . . . . . .       217,646        170,133
  Amortization of nuclear fuel. . . . . . . . . . . . . . . .        19,886         12,862
  Amortization of phase-in revenues . . . . . . . . . . . . .        17,544         17,545
  Corporate-owned life insurance. . . . . . . . . . . . . . .       (31,078)       (17,307)
  Amortization of gain from sale-leaseback. . . . . . . . . .       (10,187)        (9,639)
  Deferred acquisition costs. . . . . . . . . . . . . . . . .       (40,142)        (5,910)
  Equity in earnings of investees . . . . . . . . . . . . . .       (23,376)       (11,788)
  Changes in working capital items:
    Accounts receivable and unbilled revenues (net) . . . . .       (31,476)       (53,157)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .         7,650          3,882
    Gas stored underground. . . . . . . . . . . . . . . . . .        (2,702)         4,550
    Accounts payable. . . . . . . . . . . . . . . . . . . . .         5,499         14,239
    Accrued taxes . . . . . . . . . . . . . . . . . . . . . .        25,468        (19,007)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .        37,673          9,596
  Changes in other assets and liabilities . . . . . . . . . .       (58,344)       (24,048)
      Net cash flows from operating activities  . . . . . . .       294,844        283,871

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .       218,195        216,542
  Purchase of ADT common stock. . . . . . . . . . . . . . . .       145,842        443,520
  Security business acquisitions. . . . . . . . . . . . . . .       368,535           -
  Non-utility investments (net) . . . . . . . . . . . . . . .        28,894         10,714
  Corporate-owned life insurance policies . . . . . . . . . .        27,736         51,962
  Death proceeds of corporate-owned life insurance policies .       (12,808)       (10,900)
      Net cash flows used in (from) investing activities. . .       776,394        711,838

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .       532,903        456,955
  Bonds retired . . . . . . . . . . . . . . . . . . . . . . .           (65)       (16,135)
  Revolving credit agreement (net). . . . . . . . . . . . . .         1,406        (57,500)
  Other long-term debt issued . . . . . . . . . . . . . . . .        (1,425)            20
  Other mandatorily redeemable securities . . . . . . . . . .       120,000        100,000
  Redemption of preference stock. . . . . . . . . . . . . . .      (100,000)          -
  Borrowings against life insurance policies. . . . . . . . .        49,439         45,789
  Repayment of borrowings against life insurance policies . .        (5,615)        (5,269)
  Common stock issued (net) . . . . . . . . . . . . . . . . .        31,105         43,688
  Dividends on preferred, preference and common stock . . . .      (145,803)      (140,555)
      Net cash flows from (used in) financing activities. . .       481,945        426,993

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . .           395           (974)

CASH AND CASH EQUIVALENTS:
  Beginning of the period . . . . . . . . . . . . . . . . . .         1,504          2,478
  End of the period . . . . . . . . . . . . . . . . . . . . .   $     1,899     $    1,504

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized). . . . . . . . . . . . . . . . . . . . . . .   $   205,297     $  147,164
  Income taxes. . . . . . . . . . . . . . . . . . . . . . . .        59,018         85,105

The Notes to Consolidated Financial Statements are an integral part of these statements.

<page8>


                                     WESTERN RESOURCES, INC.
                            CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                     (Dollars in Thousands)
                                           (Unaudited)
                                                          June 30,        December 31,
                                                            1997              1996

COMMON STOCK EQUITY (see statement):
  Common stock, par value $5 per share,
    authorized 85,000,000 shares, outstanding
    65,081,753 and 63,847,133 shares, respectively .    $  325,408        $  323,126
  Paid-in capital. . . . . . . . . . . . . . . . . .       751,147           739,433
  Retained earnings. . . . . . . . . . . . . . . . .       556,826           562,121
                                                         1,633,381 49%     1,624,680 45%

CUMULATIVE PREFERRED AND PREFERENCE STOCK:
  Preferred stock not subject to mandatory redemption,
    Par value $100 per share, authorized
    600,000 shares, outstanding -
      4 1/2% Series, 138,576 shares. . . . . . . . .        13,858            13,858
      4 1/4% Series, 60,000 shares . . . . . . . . .         6,000             6,000
      5% Series, 50,000 shares . . . . . . . . . . .         5,000             5,000
                                                            24,858            24,858
  Preference stock subject to mandatory redemption,
    Without par value, $100 stated value,
    Authorized 4,000,000 shares, outstanding -
      7.58% Series, 500,000 shares . . . . . . . . .        50,000            50,000
                                                            74,858   2%       74,858   2%
WESTERN RESOURCES OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED SECURITIES OF SUBSIDIARY TRUSTS
   HOLDING SOLELY COMPANY
   SUBORDINATED DEBENTURES. . . . . .  . . . . . . .       220,000   7%      220,000   6%


LONG-TERM DEBT:
  First mortgage bonds . . . . . . . . . . . . . . .       825,000           825,000
  Pollution control bonds. . . . . . . . . . . . . .       521,617           521,682
  Revolving credit agreement . . . . . . . . . . . .          -              275,000
  Other long-term debt . . . . . . . . . . . . . . .        65,191            65,190
  Less:
    Unamortized premium and discount (net) . . . . .         5,154             5,289
                                                         1,406,654  42%    1,681,583  47%
                                                        $3,334,893 100%   $3,601,121 100%


The Notes to Consolidated Financial Statements are an integral part of these statements.

<page9>



                                      WESTERN RESOURCES, INC.
                           CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY
                                      (Dollars in Thousands)
                                            (Unaudited)

                                                           Common      Paid-in     Retained
                                                            Stock      Capital     Earnings

BALANCE DECEMBER 31, 1995, 62,855,961 shares. . . . .    $314,280     $697,962     $540,868

Net income. . . . . . . . . . . . . . . . . . . . . .                                73,535

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                                (6,709)
  Common stock, $1.03 per share . . . . . . . . . . .                               (65,263)

Issuance of 991,172 shares of common stock. . . . . .        4,955       23,876       (1,247)


BALANCE JUNE 30, 1996, 63,847,133 shares. . . . . . .     319,235      721,838      541,184


Net income. . . . . . . . . . . . . . . . . . . . . .                                95,415

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                                (8,130)
  Common stock, $1.03 per share . . . . . . . . . . .                               (66,348)

Issuance of 778,126 shares of common stock. . . . . .       3,891       17,595


BALANCE DECEMBER 31, 1996, 64,625,259 shares. . . . .     323,126      739,433      562,121

Net income. . . . . . . . . . . . . . . . . . . . . .                                65,368

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                                (2,459)
  Common stock, $1.05 per share . . . . . . . . . . .                               (68,204)

Issuance of 456,494 shares of common stock. . . . . .       2,282       11,714

BALANCE JUNE 30, 1997, 65,081,753 shares. . . . . . .    $325,408     $751,147     $556,826




The Notes to Consolidated Financial Statements are an integral part of these statements.

<page10>


                            WESTERN RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.  ACCOUNTING POLICIES AND OTHER INFORMATION

     General: The Consolidated Financial Statements of Western Resources, Inc. (the company) and its wholly-owned subsidiaries, include KPL, a rate-regulated electric and gas division of the company, Kansas Gas and Electric Company (KGE), a rate-regulated electric utility and wholly-owned subsidiary of the company, Westar Security, Inc. (Westar Security), a wholly-owned subsidiary which provides monitored electronic security services, Westar Energy, Inc., a wholly-owned subsidiary which provides non-regulated energy services, Westar Capital, Inc. (Westar Capital), a wholly-owned subsidiary which holds equity investments in security, technology and energy-related companies, The Wing Group Limited (The Wing Group), a wholly-owned developer of international power projects, and Mid Continent Market Center, Inc. (Market Center), a wholly-owned regulated gas transmission service provider. KGE owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek Generating Station (Wolf Creek). The company records its proportionate share of all transactions of WCNOC as it does other jointly-owned facilities. All significant intercompany transactions have been eliminated.

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

     The company currently applies accounting standards that recognize the economic effects of rate regulation Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation", (SFAS 71) and, accordingly, has recorded regulatory assets and liabilities related to its generation, transmission and distribution operations. In 1996, the KCC initiated a generic docket to study electric restructuring issues. A retail wheeling task force has been created by the Kansas Legislature to study competitive trends in retail electric services. During the 1997 session of the Kansas Legislature, bills were introduced to increase competition in the electric industry. Among the matters under consideration is the recovery by utilities of costs in excess of competitive cost levels. There can be no assurance at this time that such costs will be recoverable if open competition is initiated in the electric utility market. In the event the company determines that it no longer meets the criteria set forth in SFAS 71, the accounting impact would be an extraordinary non-cash charge to operations of an amount that would be material. Criteria that give rise to the discontinuance of SFAS 71 include, (1) increasing competition that restricts the company's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from a cost-based regulation to another form of regulation. The company periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate. Based on current evaluation of the various factors
<page11>

and conditions that are expected to impact future cost recovery, the company believes that its net regulatory assets are probable of future recovery. Any regulatory changes that would require the company to discontinue SFAS 71 based upon competitive or other events may significantly impact the valuation of the company's net regulatory assets and certain utility plant investments, particularly the Wolf Creek facility. At this time, the effect of competition and the amount of regulatory assets which could be recovered in such an environment cannot be predicted. See Note 6 for further discussion on regulatory assets.

     Environmental Remediation: Effective January 1, 1997, the company adopted the provisions of Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities". This statement provides authoritative guidance for recognition, measurement, display, and disclosure of environmental remediation liabilities in financial statements. The company's best current estimate of the most likely range of environmental costs to be incurred per site based upon limited current information presently available is approximately $100,000 to $10 million. It should be noted that additional information and testing could result in costs significantly below or in excess of the amounts noted above to be incurred. The KCC has permitted another Kansas utility to recover certain remediation costs through rates. To the extent that such remediation costs are not recovered through rates, the costs could be material to the company's financial position or results of operations, depending on the degree of remediation required and number of years over which the remediation must be completed.

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

     Cash Surrender Value of Life Insurance Contracts: The following amounts related to corporate-owned life insurance contracts (COLI) are recorded in Corporate-owned Life Insurance (net) on the Consolidated Balance Sheets:

                                                  June 30,     December 31,
                                                    1997           1996
                                                   (Dollars in Millions)
         Cash surrender value of contracts (1).    $609.4        $563.0
         Borrowings against contracts . . . . .    (523.9)       (476.8)
                  COLI (net). . . . . . . . . .    $ 85.5        $ 86.2

(1) Cash surrender value of contracts as presented represents the value of the policies as of the end of the respective policy years and not as of June 30, 1997 and December 31, 1996.

     Income is recorded for increases in cash surrender value and net death proceeds. Interest expense is recognized for COLI borrowings except for certain contracts entered into in 1993 and 1992. The net income generated from COLI contracts purchased prior to 1992 including the tax benefit of the interest deduction and premium expenses are recorded as Corporate-owned Life Insurance
(net) on the Consolidated Statements of Income. The income from increases in cash surrender value and net death proceeds was $6.7 million, $10.9 million, and $26.1 million for the three, six, and twelve months ended June 30, 1997, respectively, compared to $5.4 million, $10.2 million, and $24.7 million for the three, six, and twelve months ended June 30, 1996, respectively. The interest expense deduction taken was $7.4 million, $14.4 million, and $28.1 million for
<page12>

the three, six, and twelve months ended June 30, 1997, respectively, compared to $7.0 million, $13.9 million, and $27.6 million for the three, six, and twelve months ended June 30, 1996, respectively.

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

     In 1996, Congress passed legislation that will phase out tax benefits associated with the 1992 and 1993 COLI policies and eliminate the benefit altogether beginning after 1999. The loss of tax benefits will significantly reduce COLI earnings. The company filed an application with the KCC on May 9, 1997 requesting approval to invest in an Affordable Housing Tax Credit program in replacement of the 1992 and 1993 COLI policies. The company has the ability to seek recovery of postretirement and postemployment costs through the rate making process. Regulatory precedents established by the KCC are expected to permit the accrued costs of postretirement and postemployment benefits to be recovered in rates. If a suitable COLI replacement product cannot be found, or these costs cannot be recovered in rates, the company may be required to expense the regulatory asset of approximately $46 million. The legislation had minimal impact on the company's COLI policies entered into prior to 1992. See Notes 9 and 12 to the Consolidated Financial Statements of the company's 1996 Annual Report on Form 10-K for additional disclosure.

     Reclassifications: Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.


2.  MERGER AGREEMENT WITH KANSAS CITY POWER & LIGHT COMPANY

     On February 7, 1997, Kansas City Power & Light Company (KCPL) and the company entered into an agreement whereby KCPL would be combined with the company. The merger agreement provides for a tax-free, stock-for-stock transaction valued at approximately $2 billion. Under terms of the agreement, KCPL shareowners will receive $32 of company common stock per KCPL common share, subject to an exchange ratio collar of not less than .917 to no more than 1.100 common shares. Consummation of the KCPL Merger is subject to customary conditions including obtaining the approval of KCPL's and the company's shareowners and various regulatory agencies. The company expects to be able to close the KCPL Merger in the first half of 1998.

     The KCPL Merger, will result in a company with more than two million security and energy customers, $9.5 billion in total assets, $3.0 billion in annual revenues and more than 8,000 megawatts of electric generation resources on a consolidated basis.

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

     The company estimates it will incur approximately $48 million of transaction costs associated with the KCPL Merger. The company anticipates expensing these costs in the first reporting period subsequent to closing the KCPL Merger.


3.  STRATEGIC ALLIANCE WITH ONEOK INC.

     On December 12, 1996, the company and ONEOK Inc. (ONEOK) announced an agreement to form a strategic alliance combining the natural gas assets of both companies. Under the agreement for the proposed strategic alliance, the company will contribute its regulated and non-regulated natural gas business to a new company (New ONEOK) in exchange for a 45% equity interest. The proposed transaction is subject to approval by regulatory authorities and ONEOK shareowners. The company is working towards consummation of the transaction during the second half of 1997.

     For additional information on the Strategic Alliance with ONEOK Inc., see
Note 6 of the company's 1996 Annual Report on Form 10-K.


4.  INVESTMENTS

     During 1996, the company acquired approximately 38.3 million common shares of ADT Limited (ADT) for approximately $589 million and made an offer to acquire the remaining ADT common shares it did not already own. This offer was rejected by ADT. The company's offer was withdrawn on July 2, 1997. On July 2, 1997, ADT merged with Tyco International (Tyco). The merger was completed in a stock for stock transaction. At the merger date, the company's 38.3 million ADT common shares were converted to approximately 18 million common shares of Tyco. This amount represents less than 10% of the total Tyco common shares outstanding. Due to the consummation of this merger, the company is no longer interested in maintaining a significant investment in Tyco. The company discontinued the equity method of accounting for this investment following the merger and will reclassify this investment as an available for sale security in July of 1997 pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The company's average basis in its Tyco common stock approximates $35 per share.
The market price of the Tyco common stock as reported on the New York Stock Exchange at the close of business on July 29, 1997 was $80.19 per common share.

     The company has sold approximately 5 million shares or $387 million of Tyco stock and now holds 13.5 million shares of Tyco. The company will record a material gain on the sale of these shares of Tyco stock during the third quarter of 1997. Net proceeds from the Tyco stock sale will be used to repay short-term debt, for corporate acquisitions and for other corporate purposes.
<page14>


5.  LEGAL PROCEEDINGS

     On December 18, 1996, Westar Capital filed a complaint in the U.S. District Court for the Southern District of Florida against ADT and others. The complaint alleges that ADT breached its fiduciary duty to its shareholders in connection with certain warrants granted to Republic Industries and actions taken with respect to the company's offer for ADT. On April 16, 1997, Westar Capital filed a petition with the Supreme Court of Bermuda alleging that the ADT/Tyco merger wrongly deprived ADT shareholders of appraisal rights under the Bermuda Companies Act. The cases are currently pending.

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

     On January 8, 1997, Innovative Business Systems, Ltd. (IBS) filed suit against the company and Westinghouse Electric Corporation (WEC), Westinghouse Security Systems, Inc. (WSS), and WestSec, Inc. (WestSec), a wholly-owned subsidiary of the company established to acquire the assets of WSS, in Dallas County, Texas district court (Cause No 97-00184) alleging, among other things, breach of contract by WEC and interference with contract against the company in connection with the sale by WEC of the assets of WSS to the company. IBS claims that WEC improperly transferred software owned by IBS to the company and that the company is not entitled to its use. The company has demanded WEC defend and indemnify it. WEC and the company have denied IBS' allegations and are vigorously defending against them. While the loss of use of the license could have a material impact on the operations of WestSec, management does not believe that the ultimate disposition of this matter will have a material adverse effect upon the company's overall financial condition or results of operations.

     The company and its subsidiaries are involved in various other legal, environmental, and regulatory proceedings. Management believes that adequate provision has been made and accordingly believes that the ultimate dispositions of these matters will not have a material adverse effect upon the company's overall financial position or results of operations.


6.  RATE MATTERS AND REGULATION

     Utility expenses and credits recognized as regulatory assets and liabilities on the Consolidated Balance Sheets are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers in utility revenues. The company expects to recover the following regulatory assets in rates:
<page15>
                                          June 30,   December 31,
                                            1997         1996
                                           (Dollars in Thousands)
Coal contract settlement costs            $ 18,537      $ 21,037
Service line replacement                    10,337        12,921
Post employment/retirement benefits         46,224        40,834
Deferred plant costs                        31,125        31,272
Phase-in revenues                           17,545        26,317
Debt issuance costs                         75,520        78,532
Deferred cost of gas purchased              21,009        21,332
Other regulatory assets                      8,597         8,794
 Total regulatory assets                  $228,894      $241,039

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

     On November 27, 1996, the KCC issued a Suspension Order and on December 3, 1996, an order was issued which suspended, subject to refund, the collection of costs related to purchases from Kansas Pipeline Partnership (KPP) included in the company's cost of gas rider (COGR).

     On July 29, 1997, the KCC approved a settlement agreement between the company and certain entities affiliated with The Bishop Group, Ltd. (Bishop Entities), including KPP, and the KCC staff which settles all major outstanding issues between the company and the Bishop Entities. The settlement agreement also terminates several proceedings before the KCC, including the investigation of the company's purchasing practices and the resulting suspension of the company's COGR in the December 3, 1996 order. Dismissal of the KCC investigation ends the suspension and eliminates any potential refund liability for gas costs related to purchases from KPP included in the company's COGR.

     On May 30, 1997, the company and KCPL jointly filed applications with the KCC and the Missouri Public Service Commission asking for approval of a combination of the two companies.
<page16>


7.  COMMITMENTS AND CONTINGENCIES

     Manufactured Gas Sites: The company has been associated with 15 former manufactured gas sites located in Kansas which may contain coal tar and other potentially harmful materials. The company and the Kansas Department of Health and Environment (KDHE) entered into a consent agreement governing all future work at the 15 sites. The terms of the consent agreement will allow the company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. The prioritized sites will be investigated over a ten year period. The agreement will allow the company to set mutual objectives with the KDHE in order to expedite effective response activities and to control costs and environmental impact. As of June 30, 1997, the costs incurred for site investigation and risk assessment have been minimal. Since the site investigations are preliminary, no formal agreement on costs to be incurred has been reached, but the minimum potential liability would not be material to the financial statements. An accrual for these environmental contingencies has not been reflected in the accompanying financial statements. In accordance with the terms of the ONEOK agreement, ownership of twelve of the aforementioned sites will be transferred to New ONEOK upon closing. The ONEOK agreement limits the company's liabilities to an immaterial amount for future remediation of these sites.

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

     Clean Air Act: The Clean Air Act Amendments of 1990 (the Act) require a two-phase reduction in certain emissions. To meet the monitoring and reporting requirements under the acid rain program, the company installed continuous monitoring and reporting equipment at a total cost of approximately $10 million as of June 30, 1997. The company does not expect material expenditures to be needed to meet Phase II sulfur dioxide requirements.

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

     Decommissioning: The company accrues decommissioning costs over the expected life of the Wolf Creek generating facility. The accrual is based on estimated unrecovered decommissioning costs which consider inflation over the remaining estimated life of the generating facility and are net of expected earnings on amounts recovered from customers and deposited in an external trust fund.
<page17>

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

     Decommissioning costs are currently being charged to operating expenses in accordance with prior KCC orders. Electric rates charged to customers provide for recovery of these decommissioning costs over the life of Wolf Creek. Amounts expensed approximated $3.7 million in 1996 and will increase annually to $5.6 million in 2024. These expenses are deposited in an external trust fund. The average after tax expected return on trust assets is 5.7%. An updated funding schedule, on which the contributions are not materially different, was submitted to the KCC on March 10, 1997. Approval of this funding schedule is pending with the KCC.

     The company's investment in the decommissioning fund, including reinvested earnings approximated $34.6 million and $33.0 million at June 30, 1997 and December 31, 1996, respectively. Trust fund earnings accumulate in the fund balance and increase the recorded decommissioning liability. These amounts are reflected in Investments and Other Property, Decommissioning trust, and the related liability is included in Deferred Credits and Other Liabilities, Other, on the Consolidated Balance Sheets.

     The staff of the SEC has questioned certain current accounting practices used by nuclear electric generating station owners regarding the recognition, measurement, and classification of decommissioning costs for nuclear electric generating stations. In response to these questions, the Financial Accounting Standards Board is expected to issue new accounting standards for removal costs, including decommissioning, in 1998. If current electric utility industry accounting practices for such decommissioning costs are changed: (1) annual decommissioning expenses could increase, (2) the estimated present value of decommissioning costs could be recorded as a liability rather than as accumulated depreciation, and (3) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a
reduction to decommissioning expense.   When revised accounting guidance is
issued, the company will also have to evaluate its effect on accounting for removal costs of other long-lived assets. The company is not able to predict what effect such changes would have on results of operations, financial position, or related regulatory practices until the final issuance of revised accounting guidance, but such effect could be material.

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

     Nuclear Insurance: The Price-Anderson Act limits the combined public liability of the owners of nuclear power plants to $8.9 billion for a single nuclear incident. If this liability limitation is insufficient, the U.S.
<page18>

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

     Energy Act: As part of the 1992 Energy Policy Act, a special assessment is being collected from utilities for a uranium enrichment, decontamination, and decommissioning fund. The company's portion of the assessment for Wolf Creek is approximately $7 million, payable over 15 years. Management expects such costs to be recovered through the ratemaking process.
<page19>

     Investment Commitments: During 1996, The Wing Group obtained ownership interests in independent power generation projects under construction in The Republic of Turkey and Colombia. The Wing Group or other non-regulated company subsidiaries are committed to future funding of equity interests in these projects. In 1997, commitments are not expected to exceed $31 million. Equity commitments beyond 1997 are currently expected to approximate $5 million. The company has also committed $105 million through June of 1998 to power generation projects in the People's Republic of China.


8.  INCOME TAXES

     Total income tax expense included in the Consolidated Statements of Income reflects the Federal statutory rate of 35%. The Federal statutory rate produces effective income tax rates of 27.9%, 33.1%, and 33.1% for the three, six, and twelve month periods ended June 30, 1997 compared to 31.6%, 32.5%, and 31.9% for the three, six, and twelve month periods ended June 30, 1996. The effective income tax rates vary from the Federal statutory rate due to permanent differences, including the amortization of investment tax credits, and accelerated amortization of certain deferred income taxes.


9.  MERGER AGREEMENT WITH PROTECTION ONE, INC.

     On July 30, 1997, Protection One, Inc. (Protection One), a publicly held security provider, and the company entered into an agreement to combine the security assets of both companies. Under the agreement, the company will contribute its security business assets, approximately $250 million in cash and additional funding for a special dividend to current Protection One shareholders of $7.00 per common share in exchange for an 80.1% equity interest on a fully-diluted basis. The aggregate amount of this dividend is expected to approximate $117 million. Protection One will assume approximately $47 million in debt of Westar Security. As of March 31, 1997, Protection One reported approximately $265 million of long-term debt, all or a portion of which may be reduced by the cash payment in the transaction. The company will utilize short-term borrowings, long-term borrowings or funds received from the sale of Tyco stock to fund this transaction.

     Protection One serves approximately 228,000 customers with a large concentration of its customers in the western portion of the United States. The company plans to account for this acquisition using the purchase method of accounting. The proposed transaction is subject to satisfaction of customary conditions, including approval by Protection One shareholders. The company expects to consummate this transaction during the second half of 1997.
<page20>


                            WESTERN RESOURCES, INC.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's 1996 Annual Report on Form 10-K. The following updates the information provided in the 1996 Annual Report on Form 10-K and analyzes certain changes in the results of operations between the three, six, and twelve month periods ended June 30, 1997 and comparable periods of 1996.

     Certain matters discussed in this Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the company's future plans, objectives or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rate and other regulatory matters, the pending KCPL Merger, the strategic alliance with ONEOK, liquidity and capital resources, interest rates, changing weather conditions, nuclear operations, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as electric utility restructuring, including the ongoing state and federal activities; future economic conditions; developments in the legislative, regulatory and competitive markets in which the company operates; and other circumstances affecting anticipated operations, revenues and costs.

FINANCIAL CONDITION

     General: Net income for the second quarter of 1997 was $24.3 million, down from net income of $28.7 million for the same period of 1996. The company earned $0.36 per share of common stock for the second quarter of 1997, a decrease of $0.04 per share from the second quarter of 1996. Operating revenues were $454 million and $436 million for the three months ended June 30, 1997 and 1996, respectively.

     Net income for the six and twelve months ended June 30, 1997, was $65.4 million and $160.8 million, respectively, compared to $73.5 million and $191.9 million for the same periods of 1996. The company earned $0.97 and $2.32 per share of common stock, respectively, for the six and twelve months ended June 30, 1997 compared to $1.06 and $2.84 for the comparable periods of 1996. Operating revenues were $1.1 billion and $2.1 billion for the six and twelve months ended June 30, 1997, respectively. These revenues compare to $1.0 billion and $1.9 billion for the same periods of 1996.

     The changes in net income, earnings per share, and operating revenues are primarily due to the reasons discussed below in Results of Operations.
<page21>

     A quarterly dividend of $0.525 per share was declared in the second quarter of 1997, for an indicated annual rate of $2.10 per share. The book value per share was $25.10 at June 30, 1997, down slightly from $25.14 at December 31,
1996.   There were 65,045,268 and 63,465,666 average shares outstanding for the second quarter of 1997 and 1996, respectively.

     Liquidity and Capital Resources: The company's short-term financing requirements are satisfied, as needed, through the sale of commercial paper, short-term bank loans and borrowings under unsecured lines of credit maintained with banks. At June 30, 1997, short-term borrowings amounted to $1.3 billion, of which $968 million was commercial paper and the balance was from uncommitted bank loans.

     The company's short-term debt balance at June 30, 1997, increased approximately $292 million from December 31, 1996. The increase was primarily a result of the company's converting $275 million borrowed under a revolving credit agreement to short-term debt during the first quarter of 1997.

     At June 30, 1997, the company had bank credit arrangements available of $973 million, of which $0 was outstanding.

     The company maintains a $350 million revolving credit agreement that expires on October 5, 1999. Under the terms of this agreement, the company may, at its option, borrow at different market-based interest rates and is required, among other restrictions, to maintain a total debt to total capitalization ratio of not greater than 65% at all times. A facility fee is paid on the $350 million commitment. The unused portion of the revolving credit facility may be used to provide support for commercial paper. At June 30, 1997, the company had $0 borrowed under the facility.

     The company currently has an effective registration statement under which up to $550 million in bonds and other debt securities are registered for sale. The company currently expects to sell these debt securities in the third quarter of 1997. Net proceeds of any securities sales will be used primarily to repay short-term debt, for corporate acquisitions and for other corporate purposes.

     The company estimates it will incur approximately $48 million of transaction costs associated with the KCPL Merger. The company anticipates expensing these costs in the first reporting period subsequent to closing the KCPL Merger.

     Due to the consummation of the ADT and Tyco merger, the company is no longer interested in maintaining a significant investment in Tyco and has reclassified this investment as an available for sale security in July of 1997 subsequent to the ADT/Tyco merger. See Note 4 of the Notes to the Consolidated Financial Statements.

     Subsequent to the ADT/Tyco merger which was completed on July 2, 1997, the company has sold approximately 5 million shares or $387 million of Tyco stock and now holds 13.5 million shares of Tyco. The company will record a material gain on the sale of these shares of Tyco stock during the third quarter of 1997. This gain will be material to the company's financial position and results of operations. Net proceeds from the Tyco stock sale will be used to repay short-term debt, for corporate acquisitions and for other corporate purposes. See Note 4 of the Notes to the Consolidated Financial Statements.
<page22>

RESULTS OF OPERATIONS

     Revenues: The company's revenues vary with levels of usage as a result of changing weather conditions during comparable periods and are sensitive to seasonal fluctuations between consecutive periods. Future electric and natural gas sales will continue to be affected by weather conditions, the electric rate reduction which was implemented on February 1, 1997, changes in the industry, changes in the regulatory environment, competition from other sources of energy, competing fuel sources, customer conservation efforts, wholesale demand, and the overall economy of the company's service area.

     The following table reflects changes in electric sales for the three, six, and twelve months ended June 30, 1997 from the comparable periods of 1996.

     Increase (decrease) in electric sales volumes:

                                       3 Months     6 Months      12 Months
                                         ended        ended         ended
         Residential                    (6.7)%       (4.4)%         (4.3)%
         Commercial                     (3.0)%       (1.2)%         (0.4)%
         Industrial                      0.3%        (1.3)%         (2.2)%
         Other                           1.7%         2.5%           0.5%
         Total retail sales             (3.0)%       (2.2)%         (2.2)%

         Wholesale and interchange     (16.3)%        7.2%          28.8%
         Total electric sales           (6.5)%        0.1%           4.6%

     Electric revenues decreased 6.7% for the three months ended June 30, 1997 compared to the same period of 1996. The decrease is largely due to decreased residential, commercial, and interchange (sales to other utilities) sales as a result of mild spring temperatures compared to last year. Also contributing to the decrease in interchange sales was missed sales opportunities as a result of a coal-fired plant having been taken off-line for unscheduled maintenance during the second quarter. The company's service territory experienced a 53% decrease in the number of cooling degree days during the second quarter of 1997, as compared to the second quarter of 1996 and a 47% lower than normal number of cooling degree days.

     Electric revenues were lower 3.6% percent and 1.4%, respectively for the six and twelve months ended June 30, 1997 compared to the same periods of 1996. The decrease was due to decreased residential, commercial and industrial sales as a result of milder spring and winter temperatures experienced during the first six months of 1997 compared to the same period of 1996.

     Electric revenues were also lower for all three periods due to the rate reductions implemented on February 1, 1997. See Note 6 of the Notes to the Consolidated Financial Statements.

     The following table reflects changes in natural gas sales for the three, six, and twelve months ended June 30, 1997 from the comparable periods of 1996.
<page23>

     Increase (decrease) in natural gas sales volumes:

                                       3 Months     6 Months      12 Months
                                         ended        ended         ended
         Residential                     7.7%       (10.4)%         (2.4)%
         Commercial                     (4.1)%      (13.6)%         (7.5)%
         Industrial                    (43.6)%      (34.8)%        (30.9)%
         Transportation                 (4.1)%       (3.2)%         (4.9)%
         Other                          32.3%        40.9%          54.1%
         Total Deliveries                6.4%        (4.7)%          1.9%

     Regulated natural gas revenues increased 11.7% for the three months ended June 30, 1997 compared to June 30, 1996 primarily due to the gas revenue increase authorized by the KCC on July 11, 1996 and as a result of higher gas costs passed on to customers through the cost of gas rider (COGR). Regulated natural gas revenues increased 8.1% and 16.2% for the six and twelve months ended June 30, 1997, respectively, compared to the same periods of 1996 as a result of higher gas costs passed on to customers through the COGR, increased as-available gas sales, and the gas revenue increase ordered by the KCC on July 11, 1996. See Note 6 of the Notes to the Consolidated Financial Statements.

     Non-regulated gas revenues decreased approximately $3 million to approximately $49 million, or 6%, for the three months ended June 30, 1997 compared to June 30, 1996. Non-regulated gas revenues for the three months ended June 30, 1997 decreased primarily as a result of a 9% decrease in the market prices of gas sold by the company's wholly-owned subsidiary Westar Gas Marketing, Inc. (Westar Gas Marketing).

     Non-regulated gas revenues increased approximately $20 million to approximately $128 million, or 19%, and approximately $68 million to approximately $267 million, or 34%, for the six and twelve months ended June 30, 1997, respectively, compared to the same periods of 1996. Non-regulated gas revenues for the six and twelve months ended June 30, 1997 increased primarily as a result of 26% and 39% increases, respectively, in the market prices of gas sold by the company's wholly-owned subsidiary Westar Gas Marketing.

     When the alliance with ONEOK is complete, the company will contribute its regulated and non-regulated natural gas business to New ONEOK in exchange for a 45% equity interest. See Note 3 of the Notes to the Consolidated Financial Statements.
     Operating Expenses: Total operating expenses increased 6% for the three months ended June 30, 1997 compared to the same period of 1996. The increase is primarily attributable to the amortization of goodwill related to the company's
subsidiary acquisitions.   Also contributing to the increase in total operating
expenses was increased purchased power due to a coal-fired plant having been taken off-line for maintenance during the first half of 1997. The increase was partially offset by decreased income tax expense.

     Total operating expenses increased 10% and 12% for the six and twelve months ended June 30, 1997 compared to the same periods of 1996. These increases are primarily attributable to the amortization of goodwill related to the company's subsidiary acquisitions. Also contributing to the increases in total operating expenses was increased nuclear fuel due to Wolf Creek having been taken off-line for its eighth refueling and maintenance outage during the first quarter of 1996. Amortization of the acquisition adjustment related to the KGE merger
<page24>

also contributed to the increase for the twelve month period ended June 30, 1997.

     The amortization of the acquisition adjustment associated with the company's 1992 acquisition of KGE, which began in August 1995, amounted to $5.3 million, $10.3 million and $21.1 million for the three, six and twelve months ended June 30, 1997, respectively, compared to $5.0 million, $10.0 million and $16.7 million for the three, six, and twelve months ended June 30, 1996, respectively. On January 15, 1997, the KCC fixed the annual merger savings level at $40 million which provides complete recovery of the acquisition premium amortization expense and a return on the acquisition premium.

     Other Income and Deductions: Other income and deductions, net of taxes, increased $13.0 million, and $18.8 million for the three and six months ended June 30, 1997 compared to same periods of 1996. These increases are primarily attributable to the company's $7.5 million net gain on the sale of a non-strategic equity investment.

     Other income and deductions, net of taxes, increased $3.8 million for the twelve months ended June 30, 1997 compared to 1996 primarily due to earnings from subsidiary investments. Partially offsetting this increase was a one-time restructuring charge recorded by ADT Limited, in which the company, at that time, owned approximately 25% of the common stock as discussed in Note 4 of the Notes to the Consolidated Financial Statements.

     Interest Charges and Preferred and Preference Dividend Requirements: Total interest charges increased 40%, 44%, and 37% for the three, six, and twelve months ended June 30, 1997 from the comparable periods in 1996, respectively. The increases for the three and six months ended interest charges reflects interest paid on higher short-term debt balances to finance the company's investment in ADT and the purchase of WSS. The increase for the twelve months ended interest charges reflects interest paid on higher short-term debt balances to finance the company's investment in ADT. The increases also reflect interest payments related to the company's mandatory redeemable preference stock which was issued in December of 1995 and July of 1996. Partially offsetting the higher interest charges were lower preferred and preference dividends due to the redemption of preference stock in July 1996. See discussion above in Liquidity and Capital Resources regarding higher short-term debt balances.
<page25>


                           WESTERN RESOURCES, INC.
                         Part II  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     The company's Annual Meeting of Shareholders was held on May 29, 1997. At the meeting the shareholders, representing 54,725,392 shares either in person or by proxy, voted to:

     Elect the following directors to serve a term of three years:

                                                Votes
                                          For        Against

     John C. Dicus                    53,179,901   1,545,313
     John E. Hayes, Jr.               53,173,289   1,551,925
     Russell W. Meyer, Jr.            53,196,052   1,529,162
     Louis W. Smith                   53,155,150   1,570,776

     The following directors will continue to serve their unexpired terms:
David H. Hughes, John H. Robinson, Frank J. Becker, Gene A. Budig, C.Q. Chandler, Thomas R. Clevenger, and David C. Wittig.


Item 5.  Other Information

     Merger Agreement with Protection One, Inc.: See Note 9 of the Notes to the Consolidated Financial Statements.

     Merger Agreement with Kansas City Power & Light Company: See Note 2 of the Notes to the Consolidated Financial Statements.

     Strategic Alliance with ONEOK Inc.: See Note 3 of the Notes to the Consolidated Financial Statements.

     Rate Plans: See Note 6 of the Notes to the Consolidated Financial
     Statements.

     Investments: See Note 4 of the Notes to the Consolidated Financial Statements.
<page26>



Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits:

             Exhibit 12     -  Computation of Ratio of Consolidated Earnings
                               to Fixed Charges for 12 Months Ended June 30, 1997 (filed electronically)

             Exhibit 27     -  Financial Data Schedule (filed electronically)


    (b) Reports on Form 8-K:

             Form 8-K filed April 2, 1997 - Proforma financial statements of the company and KCPL as of December 31, 1996.

             Form 8-K filed July 25, 1997 - Proforma financial statements of the company and KCPL as of March 31, 1997.
<page27>



                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Western Resources, Inc.



Date        July 30, 1997            By         /s/ S. L. KITCHEN
                                       S. L. Kitchen, Executive Vice President
                                              and Chief Financial Officer



Date        July 30, 1997            By     /s/ JERRY D. COURINGTON
                                                Jerry D. Courington,
                                                    Controller
<page28>