Form 10-Q
period 1997-09-30
WESTERN RESOURCES INC /KS
filed 1997-10-20
CIK 54507

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549


                            FORM 10-Q

(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 1997

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


 Registrant's Telephone Number Including Area Code (785) 575-6300


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes X                       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at October 20, 1997

Common Stock, $5.00 par value                          65,409,603

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

<page2>


                      WESTERN RESOURCES, INC.
                   CONSOLIDATED BALANCE SHEETS
                      (Dollars in Thousands)
                          (Unaudited)
                                                             September 30,     December 31,
                                                                  1997             1996
ASSETS

UTILITY PLANT:
  Electric plant in service . . . . . . . . . . . . . . .      $5,528,702        $5,448,489
  Natural gas plant in service. . . . . . . . . . . . . .         870,060           834,330
                                                                6,398,762         6,282,819
  Less - Accumulated depreciation . . . . . . . . . . . .       2,168,092         2,058,596
                                                                4,230,670         4,224,223
  Construction work in progress . . . . . . . . . . . . .          93,103            93,834
  Nuclear fuel (net). . . . . . . . . . . . . . . . . . .          39,160            38,461
     Net utility plant. . . . . . . . . . . . . . . . . .       4,362,933         4,356,518

INVESTMENTS AND OTHER PROPERTY:
  Investment in ADT (net) . . . . . . . . . . . . . . . .            -              590,102
  Security business and other investments . . . . . . . .         834,997           584,647
  Decommissioning trust . . . . . . . . . . . . . . . . .          42,081            33,041
                                                                  877,078         1,207,790
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . .         553,707             3,724
  Accounts receivable and unbilled revenues (net) . . . .         264,113           318,966
  Fossil fuel, at average cost. . . . . . . . . . . . . .          31,609            39,061
  Gas stored underground, at average cost . . . . . . . .          47,492            30,027
  Materials and supplies, at average cost . . . . . . . .          60,811            66,167
  Prepayments and other current assets. . . . . . . . . .          30,838            36,503
                                                                  988,570           494,448
DEFERRED CHARGES AND OTHER ASSETS:
  Regulatory asset - recoverable taxes. . . . . . . . . .         259,537           217,257
  Regulatory assets . . . . . . . . . . . . . . . . . . .         240,523           241,039
  Other . . . . . . . . . . . . . . . . . . . . . . . . .         139,870           130,729
                                                                  639,930           589,025

     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .      $6,868,511        $6,647,781

CAPITALIZATION AND LIABILITIES

CAPITALIZATION (see statements):
  Common stock equity . . . . . . . . . . . . . . . . . .      $2,132,586        $1,624,680
  Cumulative preferred and preference stock . . . . . . .          74,858            74,858
  Western Resources obligated mandatorily redeemable
    preferred securities of subsidiary trusts holding
    solely company subordinated debentures. . . . . . . .         220,000           220,000
  Long-term debt (net). . . . . . . . . . . . . . . . . .       1,907,087         1,681,583
                                                                4,334,531         3,601,121
CURRENT LIABILITIES:
  Short-term debt . . . . . . . . . . . . . . . . . . . .         105,722           980,740
  Long-term debt due within one year. . . . . . . . . . .          20,682              -
  Accounts payable. . . . . . . . . . . . . . . . . . . .         144,229           180,540
  Accrued taxes . . . . . . . . . . . . . . . . . . . . .         367,153            83,813
  Accrued interest and dividends. . . . . . . . . . . . .          66,548            70,193
  Other . . . . . . . . . . . . . . . . . . . . . . . . .          64,674            36,806
                                                                  769,008         1,352,092
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes . . . . . . . . . . . . . . . . .       1,168,541         1,110,372
  Deferred investment tax credits . . . . . . . . . . . .         120,489           125,528
  Deferred gain from sale-leaseback . . . . . . . . . . .         224,736           233,060
  Other . . . . . . . . . . . . . . . . . . . . . . . . .         251,206           225,608
                                                                1,764,972         1,694,568
COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)
   TOTAL CAPITALIZATION AND LIABILITIES . . . . . . . . .      $6,868,511        $6,647,781

The Notes to Consolidated Financial Statements are an integral part of these statements.

<page3>


                     WESTERN RESOURCES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)
                                                                     Three Months Ended
                                                                        September 30,
                                                                     1997           1996
OPERATING REVENUES:
  Electric. . . . . . . . . . . . . . . . . . . . . . . . .       $  392,602      $ 355,459
  Natural gas and other . . . . . . . . . . . . . . . . . .          167,392        134,713
    Total operating revenues. . . . . . . . . . . . . . . .          559,994        490,172

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .           73,295         69,046
    Nuclear fuel (net). . . . . . . . . . . . . . . . . . .            6,388          6,299
  Power purchased . . . . . . . . . . . . . . . . . . . . .            4,540          7,584
  Natural gas purchases . . . . . . . . . . . . . . . . . .           43,356         36,229
  Other operations. . . . . . . . . . . . . . . . . . . . .          202,305        146,486
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .           25,995         17,039
  Depreciation and amortization . . . . . . . . . . . . . .           56,966         46,179
  Amortization of phase-in revenues . . . . . . . . . . . .            4,386          4,386
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .           25,890         29,892
    State income. . . . . . . . . . . . . . . . . . . . . .            6,300          8,021
    General . . . . . . . . . . . . . . . . . . . . . . . .           23,802         25,424
      Total operating expenses. . . . . . . . . . . . . . .          473,223        396,585

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .           86,771         93,587

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .           (2,811)         2,648
  Equity in earnings of investees and other (net) . . . . .           (5,234)         5,766
  Gain on sale of securities. . . . . . . . . . . . . . . .          864,253           -
  Income taxes (net). . . . . . . . . . . . . . . . . . . .         (386,156)           399
      Total other income and deductions . . . . . . . . . .          470,052          8,813

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .          556,823        102,400

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .           28,493         25,464
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           20,547         14,763
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . . .             (589)          (776)
      Total interest charges. . . . . . . . . . . . . . . .           48,451         39,451

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .          508,372         62,949

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . .            1,230          6,900

EARNINGS APPLICABLE TO COMMON STOCK . . . . . . . . . . . .       $  507,142     $   56,049

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . .       65,243,406     64,161,329

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . . . . .       $     7.77     $      .87

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .       $     .525     $     .515



The Notes to Consolidated Financial Statements are an integral part of these statements.

<page4>


                     WESTERN RESOURCES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)
                                                                      Nine Months Ended
                                                                        September 30,
                                                                     1997           1996
OPERATING REVENUES:
  Electric. . . . . . . . . . . . . . . . . . . . . . . . .       $  935,306     $  918,675
  Natural gas and other . . . . . . . . . . . . . . . . . .          704,888        563,240
    Total operating revenues. . . . . . . . . . . . . . . .        1,640,194      1,481,915

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .          185,283        190,634
    Nuclear fuel (net). . . . . . . . . . . . . . . . . . .           18,678         13,674
  Power purchased . . . . . . . . . . . . . . . . . . . . .           19,085         22,481
  Natural gas purchases . . . . . . . . . . . . . . . . . .          259,635        236,313
  Other operations. . . . . . . . . . . . . . . . . . . . .          537,573        425,732
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .           80,627         72,030
  Depreciation and amortization . . . . . . . . . . . . . .          164,209        131,594
  Amortization of phase-in revenues . . . . . . . . . . . .           13,158         13,158
Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .           52,365         56,700
    State income. . . . . . . . . . . . . . . . . . . . . .           13,931         15,784
    General . . . . . . . . . . . . . . . . . . . . . . . .           71,145         75,935
      Total operating expenses. . . . . . . . . . . . . . .        1,415,689      1,254,035

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .          224,505        227,880

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .           (6,280)        (1,101)
  Equity in earnings of investees and other (net) . . . . .           19,764         16,835
  Gain on sale of securities. . . . . . . . . . . . . . . .          864,253           -
  Income taxes (net). . . . . . . . . . . . . . . . . . . .         (380,614)         1,384
      Total other income and deductions . . . . . . . . . .          497,123         17,118

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .          721,628        244,998

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .           75,858         78,568
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           74,405         32,338
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . . .           (2,375)        (2,392)
      Total interest charges. . . . . . . . . . . . . . . .          147,888        108,514

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .          573,740        136,484

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . .            3,689         13,609

EARNINGS APPLICABLE TO COMMON STOCK . . . . . . . . . . . .       $  570,051     $  122,875

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . .       65,033,517     63,598,963

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . . . . .       $     8.77     $     1.93

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .       $    1.575     $    1.545


The Notes to Consolidated Financial Statements are an integral part of these statements.

<page5>


                     WESTERN RESOURCES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                      (Dollars in Thousands)
                           (Unaudited)
                                                                     Twelve Months Ended
                                                                        September 30,
                                                                     1997           1996
OPERATING REVENUES:
  Electric. . . . . . . . . . . . . . . . . . . . . . . . .       $1,214,064     $1,177,649
  Natural gas and other . . . . . . . . . . . . . . . . . .          991,034        761,607
    Total operating revenues. . . . . . . . . . . . . . . .        2,205,098      1,939,256

OPERATING EXPENSES:
  Fuel used for generation:
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .          240,639        238,536
    Nuclear fuel (net). . . . . . . . . . . . . . . . . . .           24,966         18,251
  Power purchased . . . . . . . . . . . . . . . . . . . . .           24,196         26,584
  Natural gas purchases . . . . . . . . . . . . . . . . . .          378,077        328,621
  Other operations. . . . . . . . . . . . . . . . . . . . .          719,836        560,042
  Maintenance . . . . . . . . . . . . . . . . . . . . . . .          107,719         99,356
  Depreciation and amortization . . . . . . . . . . . . . .          216,337        175,660
  Amortization of phase-in revenues . . . . . . . . . . . .           17,544         17,545
  Taxes:
    Federal income. . . . . . . . . . . . . . . . . . . . .           65,722         68,987
    State income. . . . . . . . . . . . . . . . . . . . . .           17,182         18,859
    General . . . . . . . . . . . . . . . . . . . . . . . .           92,262         99,039
      Total operating expenses. . . . . . . . . . . . . . .        1,904,480      1,651,480

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .          300,618        287,776

OTHER INCOME AND DEDUCTIONS:
  Corporate-owned life insurance (net). . . . . . . . . . .           (7,428)         2,016
  Special charges from ADT. . . . . . . . . . . . . . . . .          (18,181)          -
  Equity in earnings of investees and other (net) . . . . .           34,652         26,839
  Gain on sale of securities. . . . . . . . . . . . . . . .          864,253           -
  Income taxes (net). . . . . . . . . . . . . . . . . . . .         (379,008)         4,298
      Total other income and deductions . . . . . . . . . .          494,288         33,153

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . .          794,906        320,929

INTEREST CHARGES:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .          103,031        102,488
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           88,877         39,182
  Allowance for borrowed funds used during
    construction (credit) . . . . . . . . . . . . . . . . .           (3,208)        (3,705)
      Total interest charges. . . . . . . . . . . . . . . .          188,700        137,965

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .          606,206        182,964

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . .            4,919         16,964

EARNINGS APPLICABLE TO COMMON STOCK . . . . . . . . . . . .       $  601,287     $  166,000

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . .       64,904,715     63,385,462

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . . . . .       $     9.26     $     2.62

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .       $     2.09     $     2.05



The Notes to Consolidated Financial Statements are an integral part of these statements.

<page6>


                                      WESTERN RESOURCES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                           (Unaudited)
                                                                     Nine Months Ended
                                                                       September 30,
                                                                    1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .     $   573,740    $   136,484
  Depreciation and amortization . . . . . . . . . . . . . .         174,539        140,130
  Amortization of nuclear fuel. . . . . . . . . . . . . . .          14,910         10,694
  Amortization of phase-in revenues . . . . . . . . . . . .          13,158         13,158
  Corporate-owned life insurance policies . . . . . . . . .         (20,649)       (23,334)
  Amortization of gain from sale-leaseback. . . . . . . . .          (8,324)        (7,230)
  Gain on sale of securities. . . . . . . . . . . . . . . .        (864,253)          -
  Deferred acquisition costs. . . . . . . . . . . . . . . .         (12,453)       (18,396)
  Equity in earnings of investees . . . . . . . . . . . . .         (25,791)       (19,359)
  Changes in other working capital items:
    Accounts receivable and unbilled revenues (net) . . . .          54,853         24,610
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . .           7,452         10,551
    Gas stored underground. . . . . . . . . . . . . . . . .         (17,465)       (19,559)
    Accounts payable  . . . . . . . . . . . . . . . . . . .         (36,311)       (37,316)
    Accrued taxes . . . . . . . . . . . . . . . . . . . . .         275,527         38,315
    Other . . . . . . . . . . . . . . . . . . . . . . . . .          35,309          6,252
  Changes in other assets and liabilities . . . . . . . . .         (29,695)       (23,479)
      Net cash flows from operating activities. . . . . . .         134,547        231,521

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . .         158,361        137,980
  Sales of securities . . . . . . . . . . . . . . . . . . .      (1,495,825)          -
  Security business acquisitions. . . . . . . . . . . . . .         171,081         10,785
  Purchase of ADT common stock. . . . . . . . . . . . . . .            -           478,777
  Security business and other investments (net) . . . . . .          62,997         32,530
  Corporate-owned life insurance policies . . . . . . . . .          25,104         53,265
  Death proceeds of corporate-owned life insurance policies          (2,388)        (9,010)
      Net cash flows used in (from) investing activities. .      (1,080,670)       704,327

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . .        (875,018)       442,950
  Bonds issued. . . . . . . . . . . . . . . . . . . . . . .         520,000           -
  Bonds retired . . . . . . . . . . . . . . . . . . . . . .             (65)       (16,135)
  Revolving credit agreements (net) . . . . . . . . . . . .        (275,000)        75,000
  Other long-term debt issued . . . . . . . . . . . . . . .           1,770            200
  Other mandatorily redeemable securities . . . . . . . . .            -           120,000
  Preference stock redeemed . . . . . . . . . . . . . . . .            -          (100,000)
  Borrowings against life insurance policies. . . . . . . .          48,488         45,136
  Repayment of borrowings against life insurance policies .            (688)        (4,611)
  Common stock issued (net) . . . . . . . . . . . . . . . .          20,447         21,554
  Dividends on preferred, preference and common stock . . .        (105,168)      (112,733)
      Net cash flows from (used in) financing activities. .        (665,234)       471,361

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . .         549,983         (1,445)

CASH AND CASH EQUIVALENTS:
  Beginning of the period . . . . . . . . . . . . . . . . .           3,724          2,414
  End of the period . . . . . . . . . . . . . . . . . . . .      $  553,707    $       969

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized). . . . . . . . . . . . . . . . . . . . . .      $  166,177     $  137,408
  Income taxes. . . . . . . . . . . . . . . . . . . . . . .         169,199         67,333

The Notes to Consolidated Financial Statements are an integral part of these statements.

<page7>


                     WESTERN RESOURCES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                           (Unaudited)
                                                                    Twelve Months Ended
                                                                       September 30,
                                                                    1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .   $   606,206     $  182,964
  Depreciation and amortization . . . . . . . . . . . . . . .       225,037        180,747
  Amortization of nuclear fuel. . . . . . . . . . . . . . . .        19,901         14,201
  Amortization of phase-in revenues . . . . . . . . . . . . .        17,544         17,545
  Corporate-owned life insurance policies . . . . . . . . . .       (27,028)       (12,780)
  Amortization of gain from sale-leaseback. . . . . . . . . .       (10,734)        (9,639)
  Gain on sale of securities. . . . . . . . . . . . . . . . .      (864,253)          -
  Deferred acquisition costs. . . . . . . . . . . . . . . . .       (25,575)       (18,396)
  Equity in earnings of investees . . . . . . . . . . . . . .       (15,805)       (19,359)
  Changes in working capital items:
    Accounts receivable and unbilled revenues (net) . . . . .       (17,231)       (20,703)
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . .        12,582          1,072
    Gas stored underground. . . . . . . . . . . . . . . . . .           173         (1,472)
    Accounts payable. . . . . . . . . . . . . . . . . . . . .        16,358         10,470
    Accrued taxes . . . . . . . . . . . . . . . . . . . . . .       263,921        (19,396)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .        47,382         15,183
  Changes in other assets and liabilities . . . . . . . . . .       (70,166)       (22,663)
      Net cash flows from operating activities  . . . . . . .       178,312        297,774

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant. . . . . . . . . . . . . . . . .       219,890        208,064
  Sales of securities . . . . . . . . . . . . . . . . . . . .    (1,495,825)          -
  Security business acquisitions. . . . . . . . . . . . . . .       528,831         10,785
  Purchase of ADT . . . . . . . . . . . . . . . . . . . . . .       110,585        478,777
  Security business and other investments (net) . . . . . . .        37,030         33,811
  Corporate-owned life insurance policies . . . . . . . . . .        25,846         54,394
  Death proceeds of corporate-owned life insurance policies .        (4,031)       (19,343)
      Net cash flows used in (from) investing activities. . .      (577,674)       766,488

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . . .      (540,678)       318,785
  Bonds issued. . . . . . . . . . . . . . . . . . . . . . . .       520,000           -
  Bonds retired . . . . . . . . . . . . . . . . . . . . . . .           (65)       (16,135)
  Revolving credit agreement (net). . . . . . . . . . . . . .      (125,000)       125,000
  Other long-term debt issued . . . . . . . . . . . . . . . .         1,570            200
  Other mandatorily redeemable securities . . . . . . . . . .          -           220,000
  Preference stock redeemed . . . . . . . . . . . . . . . . .          -          (100,000)
  Borrowings against life insurance policies (net). . . . . .        49,330         46,688
  Repayment of borrowings against life insurance policies . .        (1,040)        (9,880)
  Common stock issued (net) . . . . . . . . . . . . . . . . .        32,105         31,008
  Dividends on preferred, preference and common stock . . . .      (139,470)      (147,665)
      Net cash flows from financing activities. . . . . . . .      (203,248)       468,001

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . .       552,738           (713)

CASH AND CASH EQUIVALENTS:
  Beginning of the period . . . . . . . . . . . . . . . . . .           969          1,682
  End of the period . . . . . . . . . . . . . . . . . . . . .   $   553,707     $      969

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized). . . . . . . . . . . . . . . . . . . . . . .   $   199,404     $  162,070
  Income taxes. . . . . . . . . . . . . . . . . . . . . . . .       168,558         82,149

The Notes to Consolidated Financial Statements are an integral part of these statements.

<page8>


                     WESTERN RESOURCES, INC.
            CONSOLIDATED STATEMENTS OF CAPITALIZATION
                      (Dollars in Thousands)
                          (Unaudited)
                                                       September 30,      December 31,
                                                           1997               1996

COMMON STOCK EQUITY (see statement):
  Common stock, par value $5 per share,
    Authorized 85,000,000 shares, outstanding
    65,276,430 and 64,625,259 shares, respectively .    $  326,382        $  323,126
  Paid-in capital. . . . . . . . . . . . . . . . . .       756,624           739,433
  Retained earnings. . . . . . . . . . . . . . . . .     1,029,704           562,121
  Unrealized gain on securities
    available-for-sale (net of $18,253 tax). . . . .        19,876              -
                                                         2,132,586  49%    1,624,680  45%

CUMULATIVE PREFERRED AND PREFERENCE STOCK:
  Preferred stock not subject to mandatory redemption,
    Par value $100 per share, authorized
    600,000 shares, outstanding -
      4 1/2% Series, 138,576 shares. . . . . . . . .        13,858            13,858
      4 1/4% Series, 60,000 shares . . . . . . . . .         6,000             6,000
      5% Series, 50,000 shares . . . . . . . . . . .         5,000             5,000
                                                            24,858            24,858
  Preference stock subject to mandatory redemption,
    Without par value, $100 stated value,
    Authorized 4,000,000 shares, outstanding -
      7.58% Series, 500,000 shares . . . . . . . . .        50,000            50,000
                                                            74,858   2%       74,858   2%

WESTERN RESOURCES OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED SECURITIES OF SUBSIDIARY TRUST
   HOLDING SOLELY COMPANY
   SUBORDINATED DEBENTURES. . . . . .  . . . . . . .       220,000   5%      220,000   6%


LONG-TERM DEBT:
  First mortgage bonds . . . . . . . . . . . . . . .     1,345,000           825,000
  Pollution control bonds. . . . . . . . . . . . . .       521,617           521,682
  Revolving credit agreements. . . . . . . . . . . .          -              275,000
  Other long-term debt . . . . . . . . . . . . . . .        66,960            65,190
  Less:
    Unamortized premium and discount (net) . . . . .         5,808             5,289
    Long-term debt due within one year . . . . . . .        20,682              -
                                                         1,907,087  44%    1,681,583  47%
TOTAL CAPITALIZATION . . . . . . . . . . . . . . . .    $4,334,531 100%   $3,601,121 100%


The Notes to Consolidated Financial Statements are an integral part of these statements.

<page9>


                     WESTERN RESOURCES, INC.
         CONSOLIDATED STATEMENTS OF COMMON STOCK EQUITY
                      (Dollars in Thousands)
                           (Unaudited)

                                                   Common     Paid-in     Retained
                                                    Stock     Capital     Earnings     Other

BALANCE DECEMBER 31, 1995,
  62,855,961 shares . . . . . . . . . . . . .    $314,280    $697,962    $  540,868

Net income. . . . . . . . . . . . . . . . . .                               136,484

Cash dividends:
  Preferred and preference stock. . . . . . .                               (13,609)
  Common stock, $1.545 per share. . . . . . .                               (98,336)

Issuance of 1,380,954 shares of
  common stock. . . . . . . . . . . . . . . .       6,904      31,754        (1,247)

BALANCE SEPTEMBER 30, 1996,
  64,236,915 shares . . . . . . . . . . . . .     321,184     729,716       564,160

Net income. . . . . . . . . . . . . . . . . .                                32,466

Cash dividends:
  Preferred and preference stock. . . . . . .                                (1,230)
  Common stock, $.515 per share . . . . . . .                               (33,275)

Issuance of 388,344 shares of
  common stock. . . . . . . . . . . . . . . .       1,942       9,717

BALANCE DECEMBER 31, 1996,
  64,625,259 shares . . . . . . . . . . . . .     323,126     739,433       562,121

Net income. . . . . . . . . . . . . . . . . .                               573,740

Unrealized gain on securities
  available-for-sale (net of $18,253 tax) . .                                          $19,876

Cash dividends:
  Preferred and preference stock. . . . . . .                                (3,689)
  Common stock, $1.575 per share. . . . . . .                              (102,468)

Issuance of 651,171 shares of
  common stock. . . . . . . . . . . . . . . .       3,256      17,191

BALANCE SEPTEMBER 30, 1997,
  65,276,430 shares . . . . . . . . . . . . .    $326,382    $756,624    $1,029,704    $19,876




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

     The company currently applies accounting standards that recognize the economic effects of rate regulation pursuant to Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation", (SFAS 71) and, accordingly, has recorded regulatory assets and liabilities related to its generation, transmission and distribution operations.

     The Kansas Legislature has created a Retail Wheeling Task Force (the Task Force) to study the implications of a deregulated and more competitive market for electric services. The Task Force is primarily composed of legislators, regulators, consumer advocates and representatives from the electric industry.
A draft bill under consideration by the Task Force would implement competition for retail electric service beginning July 1, 2001. The Task Force is also evaluating how certain investments which were approved and incurred under the existing regulatory model should be recovered. Certain of these investments may not be recoverable. These investments are commonly referred to as "stranded costs". At this date, it is not possible to predict the results of the Task

<page11>
Force's effect or the impact it may have on the company.

     There can be no assurance at this time that stranded costs will be fully recoverable if open competition is initiated in the electric utility market. In the event the company determines that it no longer meets the criteria set forth in SFAS 71, the accounting impact would be an extraordinary non-cash charge to operations of an amount that would be material. Criteria that give rise to the discontinuance of SFAS 71 include, (1) increasing competition that restricts the company's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from a cost-based regulation to another form of regulation. The company periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate. Based on current evaluation of the various factors and conditions that are expected to impact future cost recovery, the company believes that its net regulatory assets are probable of future recovery. Any regulatory changes that would require the company to discontinue SFAS 71 based upon competitive or other events may significantly impact the recoverability of the company's net regulatory assets and certain utility plant investments, particularly the Wolf Creek facility. At this time, the effect of competition and the amount of regulatory assets which could be recovered in such an environment cannot be predicted. See Note 7 for further discussion on regulatory assets.

     Environmental Remediation: Effective January 1, 1997, the company adopted the provisions of Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities". This statement provides authoritative guidance for recognition, measurement, display, and disclosure of environmental remediation liabilities in financial statements. The company's best current estimate of the most likely range of remediation costs to be incurred based upon limited current information presently available is approximately $2 million to $19 million. Additional information and testing could result in costs significantly below or in excess of the amounts noted above to be incurred. The KCC has permitted another Kansas utility to recover certain remediation costs through rates.
Clean up costs will depend upon the degree of remediation required and number of years over which the remediation must be completed. Management believes that adequate provision has been made for these costs and accordingly believes that the ultimate disposition of this matter will not have a material adverse effect upon the company's overall financial position or results of operations.

     Available-for-sale Security: Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115) the company classifies marketable equity securities accounted for under the cost method as available-for-sale. Unrealized gains and losses, net of the related tax effect, are reported as a separate component of stockholders' equity until realized. Unrealized losses deemed to be other than temporary are charged to earnings. Realized gains and losses on sales of securities are recognized in net income. At September 30, 1997, the fair market value of securities available-for-sale was $77.7 million. This investment is included in Security business and other investments on the Consolidated Balance Sheets.

     Affordable Housing Tax Credit Program (AHTC): The company received authorization from the KCC to invest up to $114 million in AHTC investments. At September 30, 1997, the company had invested approximately $8.5 million to
<page12>

purchase limited partnership interests. These investments are accounted for using the equity method and are presented with Security business and other investments on the Consolidated Balance Sheets. Income generated from the AHTC investment, primarily tax credits that will be recognized in the year generated, will be used to offset the deferred and incremental costs associated with postretirement and postemployment benefits offered to the company's employees. The income generated from the AHTC investment replaces the income stream from Corporate Owned Life Insurance (COLI) contracts purchased in 1992 and 1993 which was used for this same purpose. The COLI contracts were negatively affected by legislation passed in 1996 that eliminated certain tax benefits associated with these contracts by 1999. If the AHTC investments do not produce sufficient income to offset postretirement and postemployment costs, the company has the ability to seek recovery of these costs through the rate making process. Regulatory precedents established by the KCC lead the company to believe that any such costs which are not offset will be allowed to be recovered in rates.

     The legislation passed in 1996 affecting COLI had minimal impact on the company's COLI contracts entered into prior to 1992. COLI assets are included in Deferred charges and other assets - Other on the Consolidated Balance Sheets. See Notes 9 and 12 of the Consolidated Financial Statements of the company's 1996 Annual Report on Form 10-K for additional disclosure.

     Reclassifications: Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.


2.  MERGER AGREEMENT WITH KANSAS CITY POWER & LIGHT COMPANY

     On February 7, 1997, Kansas City Power & Light Company (KCPL) and the company entered into an agreement whereby KCPL would be combined with the company. The merger agreement provides for a tax-free, stock-for-stock transaction valued at approximately $2 billion. Under terms of the agreement, KCPL shareowners will receive $32 of company common stock per KCPL common share, subject to an exchange ratio collar of not less than .917 to no more than 1.100 common shares. Consummation of the KCPL Merger is subject to customary conditions including obtaining the approval of KCPL's and the company's shareowners and various regulatory agencies. The company expects to be able to close the KCPL Merger in mid-1998.

     The KCPL Merger will result in a company with approximately $9.5 billion in total assets, $2.1 billion in annual revenues after consummation of the strategic alliance with ONEOK, Inc. (ONEOK), and more than 8,000 megawatts of electric generation resources on a consolidated basis.

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

     KCPL is a public utility company engaged in the generation, transmission, distribution, and sale of electricity to customers in western Missouri and
<page13>

eastern Kansas. KCPL and the company have joint interests in certain electric generating assets, including Wolf Creek.

     The company estimates it will incur approximately $50 million of transaction costs associated with the KCPL Merger. The company will expense these costs in the first reporting period subsequent to closing the KCPL Merger.


3.  STRATEGIC ALLIANCE WITH ONEOK INC.

     On December 12, 1996, the company and ONEOK announced an agreement to form a strategic alliance combining the natural gas assets of both companies. Under the agreement for the proposed strategic alliance, the company will contribute its regulated and non-regulated natural gas business to a new company (New ONEOK) in exchange for a 45% equity interest. During the third quarter of 1997, the strategic alliance was approved by the OCC and ONEOK shareowners. On October 15, 1997, the KCC issued an order approving the strategic alliance on terms agreed to among the parties. Approval for the strategic alliance is still pending with the FERC and the Securities and Exchange Commission. The company is working towards consummation of the transaction during the fourth quarter of 1997.

     For additional information on the Strategic Alliance with ONEOK, see Note 6 of the company's 1996 Annual Report on Form 10-K.


4.  SECURITY BUSINESS TRANSACTIONS

     On July 30, 1997, Protection One, Inc. (Protection One), a publicly held security monitoring service provider, and the company entered into an agreement to combine the security assets of both companies. Under the agreement, the company will contribute its security business assets, approximately $250 million in cash and additional funding for a special dividend to current Protection One shareowners of $7.00 per share and per common share equivalent in exchange for an 80.1% equity interest on a fully-diluted basis. The aggregate amount of this dividend is expected to approximate $117 million. Protection One will assume approximately $65 million in debt. The company and Protection One have agreed that certain security acquisitions that may occur prior to closing may be contributed to Protection One by the company. The value of such acquisitions would reduce the cash payable to Protection One at the closing up to $250 million. An unsecured note would be issued to the company by Protection One for amounts greater than $250 million. Interest on this note would be fixed at 10%.

     The proposed transaction is subject to satisfaction of customary conditions, including approval by Protection One shareowners. The company expects to consummate this transaction during the fourth quarter of 1997.

     On September 23, 1997, the company acquired Network Multi-Family Security Corporation, a multi-family electronic monitored security provider, for approximately $171 million. The company has recorded this acquisition as a purchase. A preliminary purchase price allocation has been made based upon the estimated fair value of the net assets acquired.
<page14>


5.  GAIN ON SALE OF SECURITIES

     During 1996, the company acquired approximately 25% of the common shares of ADT Limited (ADT) and made an offer to acquire the remaining ADT common shares it did not already own. This offer was rejected by ADT and on July 2, 1997, ADT merged with Tyco International, Inc. (Tyco). The merger was completed in a stock for stock transaction. The amount of Tyco shares held following the merger represented less than 10% of the total Tyco common shares outstanding. The company classified its Tyco common stock as "available-for-sale" securities following the merger pursuant to SFAS 115. During the third quarter of 1997, the company sold all of its Tyco common shares and recorded a material gain on the sale. ADT and the company have dismissed all litigation related to the company's offer for ADT.


6.  LEGAL PROCEEDINGS

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


7.  RATE MATTERS AND REGULATION

     Utility expenses and credits recognized as regulatory assets and liabilities on the Consolidated Balance Sheets are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers in utility revenues. The company expects to recover the following regulatory assets in rates:
<page15>

                                        September 30,  December 31,
                                            1997          1996
                                           (Dollars in Thousands)
Coal contract settlement costs            $ 17,285      $ 21,037
Service line replacement                     9,045        12,921
Post employment/retirement benefits         49,151        40,834
Deferred plant costs                        31,052        31,272
Phase-in revenues                           13,159        26,317
Debt issuance costs                         76,288        78,532
Deferred cost of gas purchased              36,105        21,332
Other regulatory assets                      8,438         8,794
 Total                                    $240,523      $241,039

     See Note 9 included in the company's 1996 Annual Report on Form 10-K for additional information regarding regulatory assets.

     On November 27, 1996, the KCC issued a Suspension Order and on December 3, 1996, an order was issued which suspended, subject to refund, the collection of costs related to purchases from Kansas Pipeline Partnership (KPP) included in the company's cost of gas rider (COGR). On July 29, 1997, the KCC approved a settlement agreement between the company and certain entities affiliated with The Bishop Group, Ltd. (Bishop Entities), including KPP, and the KCC staff which settles all major outstanding issues between the company and the Bishop Entities. The settlement did not have a material impact on the company's financial position or results of operations. The settlement agreement also terminates several proceedings before the KCC, including the investigation of the company's purchasing practices and the resulting suspension of the company's COGR in the December 3, 1996 order. Dismissal of the KCC investigation ends the suspension and eliminates any potential refund liability for gas costs related to purchases from KPP included in the company's COGR. On October 9, 1997, the KCC issued an order suspending, subject to refund, payments made from the company to KPP under the terms of the settlement agreement. Management does not expect the ultimate resolution of this suspension order to have a significant impact upon the company's financial position or results of operations.

     On May 30, 1997, the company and KCPL jointly filed applications with the KCC and the Missouri Public Service Commission asking for approval of a combination of the two companies.

     On September 18, 1997, the company and KCPL jointly filed an application with the FERC to approve the merger.

     See Note 3 for discussion on regulatory proceedings related to the strategic alliance with ONEOK.


8.  COMMITMENTS AND CONTINGENCIES

     Manufactured Gas Sites: The company has been associated with 15 former manufactured gas sites located in Kansas which may contain coal tar and other potentially harmful materials. The company and the Kansas Department of Health and Environment (KDHE) entered into a consent agreement governing all future work at the 15 sites. The terms of the consent agreement will allow the company to
<page16>

investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. The prioritized sites will be investigated over a ten year period. The agreement will allow the company to set mutual objectives with the KDHE in order to expedite effective response activities and to control costs and environmental impact. As of September 30, 1997, the costs incurred for site investigation and risk assessment have been minimal. Since the site investigations are preliminary, no formal agreement on costs to be incurred has been reached, but minimum potential liability would not be material to the financial statements. An accrual for these environmental contingencies has not been reflected in the accompanying financial statements. In accordance with the terms of the ONEOK agreement, ownership of twelve of the aforementioned sites will be transferred to New ONEOK upon closing. The ONEOK agreement limits the company's liabilities to an immaterial amount for future remediation of these sites.

     Investment Commitments: During 1996, The Wing Group obtained ownership interests in independent power generation projects under construction in The Republic of Turkey and Colombia. The Wing Group or other non-regulated company subsidiaries are committed to future funding of equity interests in these projects. In 1997, commitments are not expected to exceed $31 million. The company has also committed $132 million to power generation projects in the People's Republic of China, $12 million to power generation projects in Turkey, and $9 million to power generation projects in India through the year 2000.

     For additional information on Commitments and Contingencies, see Note 8 of the company's 1996 Annual Report on Form 10-K.


9.  INCOME TAXES

     Total income tax expense included in the Consolidated Statements of Income reflects the Federal statutory rate of 35%. The Federal statutory rate produces effective income tax rates of 44.7%, 43.6%, and 42.8% for the three, nine, and twelve month periods ended September 30, 1997 compared to 37.4%, 34.9%, and 34.7% for the three, nine, and twelve month periods ended September 30, 1996. The increase in the effective tax rate for each of the periods ended September 30, 1997 is primarily attributable to the non-regulated gain realized on the sale of Tyco stock and certain tax contingencies.
<page17>


                           WESTERN RESOURCES, INC.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's 1996 Annual Report on Form 10-K. The following updates the information provided in the 1996 Annual Report on Form 10-K and analyzes certain changes in the results of operations between the three, nine, and twelve month periods ended September 30, 1997 and comparable periods of 1996.

     Certain matters discussed in this Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the company's future plans, objectives, expectations or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rate and other regulatory matters, the pending KCPL Merger, the strategic alliance with ONEOK, pending security business transactions, liquidity and capital resources, interest rates, environmental matters, changing weather conditions, nuclear operations, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as electric utility restructuring, including the ongoing state and federal activities; future economic conditions; developments in the legislative, regulatory and competitive markets in which the company operates; and other circumstances affecting anticipated operations, revenues and costs.

FINANCIAL CONDITION

     General: Net income for the third quarter of 1997 was $508.4 million, up from net income of $62.9 million for the same period of 1996. The company earned $7.77 per share of common stock for the third quarter of 1997, an increase of $6.90 per share from $.87 per share for the third quarter of 1996. The gain on the sale of the Tyco stock resulted in a gain of approximately $7.98 per common share for the third quarter of 1997. Without giving effect to the transaction charges and other direct costs related to the Tyco sale, security business operating results, and certain tax contingencies and other items totaling approximately $.92 per share, earnings per share from operations were reduced by approximately $.16 for the third quarter of 1997 compared to the same period of 1996 due to the effect of the electric rate reduction implemented in February, 1997. Operating revenues were $560 million and $490 million for the three months ended September 30, 1997 and 1996, respectively.

     Net income for the nine and twelve months ended September 30, 1997, was $573.7 million and $606.2 million, respectively, compared to $136.5 million and $183.0 million for the same periods of 1996. The company earned $8.77 and $9.26
<page18>

per share of common stock, respectively, for the nine and twelve months ended September 30, 1997 compared to $1.93 and $2.62 for the comparable periods of 1996. The gain on the sale of the Tyco stock, given the change in the number of average shares outstanding for the respective periods, resulted in per share gains of approximately $8.01 and $8.02 for the nine and twelve months ended September 30, 1997, respectively. Without giving effect to the transaction charges and other direct costs related to the Tyco sale, security business operating results, and certain tax contingencies and other items totaling approximately $1.03 and $1.30, respectively, for the nine and twelve months ended September 30, 1997, earnings per share from operations were reduced by approximately $.14 and $.08, respectively, for the nine and twelve months ended September 30, 1997, due to the effect of the electric rate reduction implemented in February, 1997 which was partially offset by a gas rate increase implemented July 11, 1996. Operating revenues were $1.6 billion and $2.2 billion for the nine and twelve months ended September 30, 1997, respectively. These revenues compare to $1.5 billion and $1.9 billion for the same periods of 1996.

     The changes in net income, earnings per share, and operating revenues are primarily due to the reasons discussed below in Results of Operations.

     A quarterly dividend of $0.525 per share was declared in the third quarter of 1997, for an indicated annual rate of $2.10 per share. The book value per share was $32.67 at September 30, 1997, up from $25.14 at December 31, 1996. There were 65,243,406 and 64,161,329 average shares outstanding for the third quarter of 1997 and 1996, respectively.

     Liquidity and Capital Resources: During 1996, the company acquired approximately 25% of the common shares of ADT and made an offer to acquire the remaining ADT common shares it did not already own. This offer was rejected by ADT and on July 2, 1997, ADT merged with Tyco. The merger was completed in a stock for stock transaction. The amount of Tyco shares held following the merger represented less than 10% of the total Tyco common shares outstanding. The company classified its Tyco common stock as "available-for-sale" securities following the merger pursuant to SFAS 115. During the third quarter of 1997, the company sold all of its Tyco common shares for approximately $1.5 billion in net proceeds and recorded a material gain on the sale. The company used a portion of these proceeds to decrease its short-term debt balance by approximately $875 million from December 31, 1996. The taxes related to the gain on the sale of Tyco stock will also be paid with proceeds from the sale. The remainder of the proceeds from the sale of Tyco stock will be used for corporate acquisitions and other corporate purposes. The company had $553.7 million of cash and cash equivalents at September 30, 1997.

     The company acquired Network Multi-Family Security Corporation, a multi-family electronic monitored security provider, for approximately $171 million on September 23, 1997.

     At September 30, 1997, the company had $44 million committed to AHTC investments, of which $8.5 million has been used to purchase limited partnership interests. The remaining $35.5 million will be funded by January 1, 2000. See
Note 1 of the Notes to Consolidated Financial Statements for additional information.
<page 19>

     The company anticipates paying approximately $117 million for a special dividend to current Protection One shareowners upon consummation of the agreement with Protection One in the fourth quarter. For further discussion about the agreement with Protection One, see Note 4 of the Notes to Consolidated Financial Statements.

     In the first quarter of 1998, the company will repay $20.7 million of current maturities of long-term debt related to the company's non-regulated business.

     The company currently has committed to fund approximately $184 million in power generation projects in Colombia, Turkey, the People's Republic of China and India through the year 2000.

     The company estimates it will incur approximately $50 million of transaction costs associated with the KCPL Merger. The company will expense these costs in the first reporting period subsequent to closing the KCPL Merger.

     On August 6, 1997, the company issued $370 million of First Mortgage Bonds, 6 7/8% Convertible Series due 2004 and $150 million of First Mortgage Bonds, 7 1/8% Convertible Series due 2009. Net proceeds were used to reduce short-term debt.

     Each issue of First Mortgage Bonds is convertible, solely at the option of the company, into senior notes, which will be unsecured obligations of the company, having the same principal amount, interest rate and maturity date of the First Mortgage Bonds. The company may exercise its conversion right at any time and may do so if, among other things, it is necessary or desirable in connection with the transactions that require the release of property from the lien of the mortgage under which the First Mortgage Bonds were issued. By converting the First Mortgage Bonds, the company will be able to satisfy certain requirements under the mortgage to retire bonds in order to obtain the release of all or substantially all of its gas properties, which release will be required in order to consummate the strategic alliance with ONEOK described in
Note 3 of the Notes to Consolidated Financial Statements.

     At September 30, 1997, the company had bank credit arrangements available of $773 million, of which $0 was outstanding. The company canceled two facility agreements totaling $200 million on September 30, 1997, at which time the company had $0 borrowed under each facility.

     In addition to the $773 million in bank credit arrangements, a subsidiary of the company has issued a letter of credit for $85 million to a debt holder of a non-regulated business unit. At September 30, 1997, there was $0 outstanding under this letter.

     The company maintained a $350 million revolving credit agreement that was to expire on October 5, 1999. The company canceled the revolving credit facility on September 30, 1997, at which time the company had $0 borrowed under the facility.

     The company's short-term financing requirements are satisfied, as needed, through the sale of commercial paper, short-term bank loans and borrowings under
<page20>

unsecured lines of credit maintained with banks. At September 30, 1997, short-term borrowings amounted to $105.7 million, of which $70.7 million was commercial paper and the balance was from uncommitted bank loans.

     In September 1997, as a result of the company's reduction of short-term debt, the company was removed from CreditWatch with Standard and Poor's Ratings Group (S&P) and removed from FitchAlert Negative with Fitch Investors Service. On October 14, 1997, S&P upgraded the company's first mortgage bonds from BBB+ to A-.

RESULTS OF OPERATIONS

     Revenues: The company's electric and natural gas revenues vary with levels of usage as a result of changing weather conditions during comparable periods and are sensitive to seasonal fluctuations between consecutive periods. Future electric and natural gas sales will continue to be affected by weather conditions, the electric rate reduction which was implemented on February 1, 1997, changes in the industry, changes in the regulatory environment, competition from other sources of energy, competing fuel sources, customer conservation efforts, wholesale demand, and the overall economy of the company's service area.

     The following table reflects changes in electric sales for the three, nine and twelve months ended September 30, 1997 from the comparable periods of 1996.

     Increase (Decrease) in electric sales volumes:

                                       3 Months     9 Months      12 Months
                                         ended        ended         ended
         Residential                     11.0%         1.8%          2.7%
         Commercial                       7.4%         2.1%          2.9%
         Industrial                       2.6%         0.0%         (0.6)%
         Other                           10.8%         5.3%          4.0%
         Total retail sales               7.2%         1.3%          1.7%

         Wholesale and interchange      (20.3)%       (3.2)%        10.9%
         Total electric sales             0.3%         0.2%          3.9%

     Electric revenues increased 10.4% for the three months ended September 30, 1997 compared to 1996. The increase is largely due to revenues of $32 million from the expansion of power marketing activity in 1997. This expansion has resulted in increased energy purchases and sales made in areas outside of the company's traditional marketing territory. The company became involved in electric power marketing to prepare for the anticipated deregulation of the electric utility industry. For the three, nine and twelve months ended September 30, 1997, the power marketing activity had an immaterial impact on operating income.

     Electric revenues from customers increased $21 million due to higher demand for air conditioning load and customer growth, compared to the same quarter last year. This increase was offset by an electric rate reduction implemented on February 1, 1997, that negatively impacted third quarter revenues by an amount estimated at $16 million.
<page21>

     Electric revenues were higher 1.8% and 3.1%, respectively for the nine and twelve months ended September 30, 1997 compared to the same periods of 1996. These increases were primarily due to power marketing revenues discussed above. Partially offsetting these revenues was decreased retail revenues as a result of the electric rate reduction implemented on February 1, 1997.

     Regulated and non-regulated natural gas revenues increased $4 million or 3.1% for the three months ended September 30, 1997 compared to September 30, 1996 primarily as a result of as-available gas sales. Regulated and non-regulated natural gas revenues increased $52 million or 9.4% and $126 million or 16.9%, respectively, for the nine and twelve months ended September 30, 1997 compared to the same periods of 1996 as a result of higher gas costs passed onto customers through the COGR, increased as-available gas sales, the gas revenue increase ordered by the KCC on July 11, 1996 and higher market prices of gas sold by the company's wholly-owned subsidiary Westar Gas Marketing.

     When the alliance with ONEOK is complete, the company will contribute its regulated and non-regulated natural gas business to New ONEOK in exchange for a 45% equity interest. See Note 3 of the Notes to the Consolidated Financial Statements.

     Due to the company's expansion into other non-regulated businesses, primarily the monitored security business, the company's other revenue increased $28 million, $90 million, and $103 million for the three, nine and twelve months ended September 30, 1997, respectively compared to the same periods ending September 30, 1996.

     Operating Expenses: Total operating expenses increased 19.3% for the three months ended September 30, 1997 compared to the same period of 1996. The increase is primarily attributable to the operations of the company's non-regulated subsidiaries, the amortization of intangible assets related to the company's non-regulated subsidiary acquisitions and power marketing expenses.

     Total operating expenses increased 12.9% and 15.3% for the nine and twelve months ended September 30, 1997 compared to the same periods of 1996. Increases in these periods are primarily attributable to the operations of the company's non-regulated subsidiaries, the amortization of intangible assets related to the company's subsidiary acquisitions and power marketing expenses.

     Other Income and Deductions: Other income and deductions, net of taxes, increased $461.2 million, $480.0 million, and $461.1 million for the three, nine, and twelve months ended September 30, 1997 compared to same periods of 1996. These increases are attributable to the non-regulated gain on the sale of Tyco stock.

     The increase in income taxes (net) resulted from the taxes related to the gain on the sale of Tyco stock and additional provisions for certain tax contingencies.

     Equity in earnings of investees was $5.6 million lower for the three months ended September 30, 1997 compared to the same period of 1996 due to the reclassification of the company's equity investment in ADT in July, 1997 to an as-available-for-sale security following the merger between ADT and Tyco. See
<page22>

Note 3 of the Notes to Consolidated Financial Statements for further information.

     Interest Charges and Preferred and Preference Dividend Requirements: Total interest charges increased 23%, 36%, and 37% for the three, nine, and twelve months ended September 30, 1997 from the comparable periods in 1996, respectively. These increases reflect interest paid on higher short-term debt balances to finance the company's investment in ADT and the purchase of WSS.
The increases also reflect interest payments related to the company's mandatorily redeemable preference stock which was issued in December of 1995 and July of 1996. Partially offsetting the higher interest charges were lower preferred and preference dividends due to the redemption of preference stock in July 1996. See discussion above in Liquidity and Capital Resources regarding higher short-term debt balances.
<page23>
                    WESTERN RESOURCES, INC.
                  Part II  Other Information

Item 5.  Other Information

      Proposed acquisition of Centennial Security Holdings, Inc.: On October 2, 1997, the company entered into an agreement to acquire Centennial Security Holdings, Inc. (Centennial) for approximately $92 million in cash, subject to adjustment. Centennial is based in Madison, New Jersey and provides monitored security services to more than 50,000 customers in Ohio, Michigan, New Jersey, New York, and Pennsylvania. The company expects to consummate this transaction in November, 1997.

      Security Company Transactions: See Note 4 of the Notes to the Consolidated Financial Statements.

      Merger Agreement with Kansas City Power & Light Company: See Note 2 of the Notes to Consolidated Financial Statements.

      Strategic Alliance with ONEOK Inc.: See Note 3 of the Notes to the Consolidated Financial Statements.

      Rate Plans: See Note 7 of the Notes to the Consolidated Financial Statements.
<page24>


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits:

            Exhibit 12 -      Computation of Ratio of Consolidated Earnings to
                              Fixed Charges for 12 Months Ended September 30,
                              1997 (filed electronically)

            Exhibit 27 -      Financial Data Schedule (filed electronically)


      (b) Reports on Form 8-K:

            Form 8-K filed July 25, 1997 - Pro forma financial statements of the company and KCPL as of March 31, 1997.

            Form 8-K filed August 1, 1997 - Pro forma financial statements Of the company and KCPL as of June 30, 1997.

<page25>


                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Western Resources, Inc.



Date        October 20, 1997           By         /s/ S. L. KITCHEN

                                       S. L. Kitchen, Executive Vice President
                                              and Chief Financial Officer



Date        October 20, 1997          By     /s/ JERRY D. COURINGTON
                                                Jerry D. Courington,
                                                    Controller

<page26>