Form 10-K
period 1997-12-31
WESTERN RESOURCES INC /KS
filed 1998-03-18
CIK 54507

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K
      [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1997

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

       Registrant's telephone number, including area code 785/575-6300

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Approximately $2,816,701,029 of Common Stock and $13,882,108 of Preferred Stock (excluding the 4 1/4% Series of Preferred Stock for which there is no readily ascertainable market value) at March 16, 1997.

Indicate the number of shares outstanding of each of the registrant's classes of common stock.

Common Stock, $5.00 par value                             65,409,603
         (Class)                               (Outstanding at March 17, 1998)

                         Documents Incorporated by Reference:
     Part                              Document

     III Items 10-13 of the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 1998.



<page1>
                     WESTERN RESOURCES, INC.
                            FORM 10-K
                        December 31, 1997

                        TABLE OF CONTENTS

      Description                                                        Page

PART I
      Item 1.  Business                                                    3

      Item 2.  Properties                                                 20

      Item 3.  Legal Proceedings                                          21

      Item 4.  Submission of Matters to a Vote of
                 Security Holders                                         22

PART II
      Item 5.  Market for Registrant's Common Equity and
                 Related Stockholder Matters                              22

      Item 6.  Selected Financial Data                                    23

      Item 7.  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                               24

      Item 7A. Quantitative and Qualitative Disclosures
                 About Market Risk                                        37

      Item 8.  Financial Statements and Supplementary Data                38

      Item 9.  Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                   68

PART III
      Item 10. Directors and Executive Officers of the
                 Registrant                                               68

      Item 11. Executive Compensation                                     68

      Item 12. Security Ownership of Certain Beneficial
                 Owners and Management                                    68

      Item 13. Certain Relationships and Related Transactions             68

PART IV
      Item 14. Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                                      69

      Signatures                                                          73

<page2>

                              PART I

ITEM 1.  BUSINESS


GENERAL

   The company is a publicly traded holding company, incorporated in 1924. The company's primary business activities are providing electric generation, transmission and distribution services to approximately 614,000 customers in Kansas; providing security alarm monitoring services to approximately 950,000 customers located throughout the United States, providing natural gas transmission and distribution services to approximately 1.4 million customers in Oklahoma and Kansas through its ownership of a 45% equity interest in ONEOK Inc. (ONEOK) and investing in international power projects. Rate regulated electric service is provided by KPL, a division of the company and Kansas Gas and Electric Company (KGE), a wholly-owned subsidiary. Security services are provided by Protection One, Inc. (Protection One), a publicly-traded, 82.4%-owned subsidiary. KGE owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek Generating Station (Wolf Creek). Corporate headquarters of the company is located at 818 Kansas Avenue, Topeka, Kansas 66612. At December 31, 1997, the company had 2,412 employees.

   On February 7, 1997, the company signed a merger agreement with Kansas City Power & Light Company (KCPL) by which KCPL would be merged with and into the company in exchange for company stock. In December 1997, representatives of the company's financial advisor indicated that they believed it was unlikely that they would be in a position to issue a fairness opinion required for the merger on the basis of the previously announced terms. The merger agreement is currently being renegotiated and the regulatory approval process for the original merger agreement has been suspended.

   On December 12, 1996, the company and ONEOK announced an agreement to form a strategic alliance combining the natural gas assets of both companies. In November 1997, the company completed its strategic alliance with ONEOK. The company contributed substantially all of its regulated and non-regulated natural gas business to ONEOK in exchange for a 45% ownership interest in ONEOK. The company will account for its common ownership in accordance with the equity method of accounting. Subsequent to the formation of the strategic alliance, the consolidated energy sales, related cost of sales and operating expenses for the company's natural gas business were replaced by investment earnings in ONEOK. The related assets and liabilities were removed from the Consolidated Balance Sheets at November 30, 1997.

   During 1996, the company acquired 27% of the common shares of ADT Limited, Inc. (ADT) and made an offer to acquire the remaining ADT common shares. ADT rejected this offer and in July 1997, ADT merged with Tyco International Ltd.
(Tyco). ADT and Tyco completed their merger by exchanging ADT common stock for Tyco common stock. Following the ADT and Tyco merger, the company's equity investment in ADT became an available-for-sale security. During the third quarter of 1997, the company sold its Tyco common shares for approximately $1.5 billion.

<page3>

   On December 31, 1996, the company purchased the assets and assumed certain liabilities comprising Westinghouse Security Systems, Inc. (WSS), a security alarm monitoring company, for approximately $358 million. The net assets and operations of WSS were contributed to Protection One in November, 1997 when the company acquired its equity interest in Protection One.

   In 1997 the company acquired three monitored security alarm companies. The company acquired Network Multi-Family Security Corporation (Network Multi-Family) in September 1997 for approximately $171 million and acquired Centennial Holdings, Inc. (Centennial) in November 1997 for approximately $94 million. The company also acquired an approximate 82.4% equity interest in Protection One, a publicly traded security alarm monitoring company, in November 1997. The company contributed all of its existing security business net assets, other than Network Multi-Family, in exchange for its ownership interest in Protection One.

   In February 1998, Protection One exercised its option to acquire the stock of Network Holdings, Inc., the parent company of Network Multi-Family, from the company for approximately $178 million.

   In March 1998, Protection One acquired the security alarm monitoring business of Multimedia Security Services, Inc. (Multimedia Security) for approximately $233 million. Multimedia Security has approximately 140,000 subscribers concentrated primarily in California, Florida, Kansas, Oklahoma and Texas. Protection One borrowed money from Westar Capital, a subsidiary of the company, to complete this transaction.

   In February 1996, the company purchased The Wing Group Limited (The Wing Group). The Wing Group is a wholly-owned developer of international power projects.

   On July 1, 1995, the company established Midcontinent Market Center (Market Center) which provided natural gas transportation, storage, and gathering services, as well as balancing and title transfer capability. The company contributed certain natural gas transmission assets having a net book value of approximately $50 million to the Market Center. The Market Center provided no notice natural gas transportation and storage services to the company under a long-term contract. The assets of the Market Center were transferred to ONEOK in November 1997, upon the completion of the strategic alliance with ONEOK.

   On January 31, 1994, the company sold substantially all of its Missouri natural gas distribution properties and operations to Southern Union Company (Southern Union) for $404 million. The company sold the remaining Missouri properties to United Cities Gas Company (United Cities) for $665,000 on February 28, 1994. The properties sold to Southern Union and United Cities are referred to herein as the "Missouri Properties." As of the respective dates of the sales of the Missouri Properties, the company ceased recording the results of operations, and removed the assets and liabilities from the Consolidated Balance Sheets related to the Missouri Properties.

   The United States electric utility industry is evolving from a regulated monopolistic market to a competitive marketplace. The 1992 Energy Policy Act began deregulating the electricity industry. The Energy Policy Act permitted the Federal Energy Regulatory Commission (FERC) to order electric utilities to allow third parties the use of their transmission systems to sell electric power to wholesale customers. A wholesale sale is defined as a utility selling electricity to a "middleman", usually a city or its utility company, to resell
<page4>

to the ultimate retail customer. As part of the 1992 KGE merger, we agreed to open access of our transmission system for wholesale transactions. FERC also requires us to provide transmission services to others under terms comparable to those we provide to ourselves.

   For further discussion regarding competition and the potential impact on the company, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


ELECTRIC OPERATIONS

General

   The company supplies electric energy at retail to approximately 614,000 customers in 462 communities in Kansas. These include Wichita, Topeka, Lawrence, Manhattan, Salina, and Hutchinson. The company also supplies electric energy at wholesale to the electric distribution systems of 67 communities and 5 rural electric cooperatives. The company has contracts for the sale, purchase or exchange of electricity with other utilities. The company also receives a limited amount of electricity through parallel generation.

   The company's electric sales for the last five years were as follows:

                         1997       1996       1995       1994       1993
                                           (Thousands of MWH)
  Residential. . . .     5,310      5,265      5,088      5,003      4,960
  Commercial . . . .     5,803      5,667      5,453      5,368      5,100
  Industrial . . . .     5,714      5,622      5,619      5,410      5,301
  Wholesale and
    Interchange. . .     5,334      5,908      4,012      3,899      4,525
  Other. . . . . . .       107        105        108        106        103
    Total. . . . . .    22,268     22,567     20,280     19,786     19,989

   The company's electric revenues for the last five years were as follows:

                     1997(1)      1996        1995        1994        1993
                                  (Dollars in Thousands)
  Residential      $  392,751  $  403,588  $  396,025  $  388,271  $  384,618
  Commercial          339,167     351,806     340,819     334,059     319,686
  Industrial          254,076     262,989     268,947     265,838     261,898
  Wholesale and
    Interchange       142,506     143,380     104,992     106,243     118,401
  Other               101,493      35,670      35,112      27,370      19,934
    Total          $1,229,993  $1,197,433  $1,145,895  $1,121,781  $1,104,537

  (1) The increase in 1997 other electric revenues reflects power marketing revenues. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of power marketing.
<page5>

Capacity

   The aggregate net generating capacity of the company's system is presently 5,319 megawatts (MW). The system comprises interests in 22 fossil fueled steam generating units, one nuclear generating unit (47% interest), seven combustion peaking turbines and two diesel generators located at eleven generating stations. Two units of the 22 fossil fueled units (aggregating 100 MW of capacity) have been "mothballed" for future use (See Item 2. Properties).

   The company's 1997 peak system net load occurred July 24, 1997 and amounted to 4,016 MW. The company's net generating capacity together with power available from firm interchange and purchase contracts, provided a capacity margin of approximately 18% above system peak responsibility at the time of the peak.

   The company and twelve companies in Kansas and western Missouri have agreed to provide capacity (including margin), emergency and economy services for each other. This arrangement is called the MOKAN Power Pool. The pool participants also coordinate the planning of electric generating and transmission facilities.

   The company is one of 54 members of the Southwest Power Pool (SPP). SPP's responsibility is to maintain system reliability on a regional basis. The region encompasses areas within the eight states of Kansas, Missouri, Oklahoma, New Mexico, Texas, Louisiana, Arkansas, and Mississippi.

   The company is a member of the Western Systems Power Pool (WSPP). Under this arrangement, over 172 electric utilities and marketers throughout the western United States have agreed to market energy and to provide transmission services. WSPP's intent is to increase the efficiency of the interconnected power systems operations over and above existing operations. Services available include short-term and long-term economy energy transactions, unit commitment service, firm capacity and energy sales, energy exchanges, and transmission service by intermediate systems.

   The company has an agreement with Oklahoma Municipal Power Authority (OMPA), whereby, the company received a prepayment in 1994 of approximately $41 million for capacity (42 MW) and transmission charges through the year 2013.

   KGE has an agreement with Midwest Energy, Inc. (MWE), whereby KGE will provide MWE with peaking capacity of 61 MW through the year 2008. KGE also entered into an agreement with Empire District Electric Company (Empire), whereby KGE will provide Empire with peaking and base load capacity (20 MW in 1994 increasing to 80 MW in 2000) through the year 2000. The company has another agreement with Empire, whereby the company will provide Empire with peaking and base load capacity (10 MW in 1995 increasing to 162 MW in 2000) through the year 2010.

Future Capacity

   The company does not contemplate any significant expenditures in connection with construction of any major generating facilities for the next five years. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations).
<page6>



Fuel Mix

   The company's coal-fired units comprise 3,311 MW of the total 5,319 MW of generating capacity and the company's nuclear unit provides 547 MW of capacity. Of the remaining 1,461 MW of generating capacity, units that can burn either natural gas or oil account for 1,377 MW, and the remaining units which burn only diesel fuel account for 84 MW (See Item 2. Properties).

   During 1997, low sulfur coal was used to produce 78% of the company's electricity. Nuclear produced 17% and the remainder was produced from natural gas, oil, or diesel fuel. During 1998, based on the company's estimate of the availability of fuel, coal will be used to produce approximately 77% of the company's electricity and nuclear will be used to produce approximately 18%.

   The company's fuel mix fluctuates with the operation of nuclear powered Wolf Creek which has an 18-month refueling and maintenance schedule. The 18-month schedule permits uninterrupted operation every third calendar year. Wolf Creek was taken off-line on October 4, 1997 for its ninth refueling and maintenance outage which lasted approximately 58 days during which time electric demand was met primarily by the company's coal-fired generating units.

Nuclear

   The owners of Wolf Creek have on hand or under contract 100% of their uranium needs for 1998 and 59% of the uranium required to operate Wolf Creek through September 2003. The balance is expected to be obtained through spot market and contract purchases. The company has three active contracts with the following companies for uranium: Cameco Corporation, Geomex Minerals, Inc., and Power Resources, Inc.

   A contractual arrangement is in place with Cameco Corporation for the conversion of uranium to uranium hexafluoride sufficient for the operation of Wolf Creek through the year 2001.

   The company has two active contracts for uranium enrichment performed by Urenco and USEC. Contracted arrangements cover 80% of Wolf Creek's uranium enrichment requirements for operation of Wolf Creek through March 2005. The balance is expected to be obtained through spot market and term contract purchases.

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

   Nuclear fuel is amortized to cost of sales based on the quantity of heat produced for the generation of electricity. Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel. The company pays the DOE a quarterly fee of one-tenth of a cent for each kilowatt-hour of net nuclear generation delivered and sold for future disposal of spent nuclear fuel. These disposal costs are charged to cost of sales and currently recovered through rates.
<page7>

   In 1996, a U.S. Court of Appeals issued a decision that the Nuclear Waste
Act unconditionally obligated the DOE to begin accepting spent fuel for disposal in 1998. In late 1997, the same court issued another decision precluding the DOE from concluding that its delay in accepting spent fuel is "unavoidable" under its contracts with utilities due to lack of a repository or interim storage authority. By the end of 1997, KGE and other utilities had petitioned the DOE for authority to suspend payments of their quarterly fees until such time as the DOE begins accepting spent fuel. In January 1998, the DOE denied the petition of the utilities.

   A permanent disposal site may not be available for the industry until 2010 or later, although an interim facility may be available earlier. Under current DOE policy, once a permanent site is available, the DOE will accept spent nuclear fuel on a priority basis; the owners of the oldest spent fuel will be given the highest priority. As a result, disposal services for Wolf Creek may not be available prior to 2016. Wolf Creek has on-site temporary storage for spent nuclear fuel. Under current regulatory guidelines, this facility can provide storage space until about 2005. Wolf Creek has started plans to increase its on-site spent fuel storage capacity. That project, expected to be completed by 2000, should provide storage capacity for all spent fuel expected to be generated by Wolf Creek through the end of its licensed life in 2025.

   The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that the various states, individually or through interstate compacts, develop alternative low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact and selected a site in northern Nebraska to locate a disposal facility. The present estimate of the cost for such a facility is about $154 million. WCNOC and the owners of the other five nuclear units in the compact have provided most of the pre-construction financing for this project.

   There is uncertainty as to whether this project will be completed. Significant opposition to the project has been raised by Nebraska officials and residents in the area of the proposed facility, and attempts have been made through litigation and proposed legislation in Nebraska to slow down or stop development of the facility.

   Additional information with respect to insurance coverage applicable to the operations of the company's nuclear generating facility is set forth in Note 7 of the Notes to Consolidated Financial Statements.

Coal

   The three coal-fired units at Jeffrey Energy Center (JEC) have an aggregate capacity of 1,839 MW (company's 84% share) (See Item 2. Properties). The company has a long-term coal supply contract with Amax Coal West, Inc. (AMAX), a subsidiary of Cyprus Amax Coal Company, to supply low sulfur coal to JEC from AMAX's Eagle Butte Mine or an alternate mine source of AMAX's Belle Ayr Mine, both located in the Powder River Basin in Campbell County, Wyoming. The contract expires December 31, 2020. The contract contains a schedule of minimum annual delivery quantities based on MMBtu provisions. The coal to be supplied is surface mined and has an average Btu content of approximately 8,300 Btu per pound and an average sulfur content of .43 lbs/MMBtu (See Environmental Matters). The average delivered cost of coal for JEC was approximately $1.13 per MMBtu or $18.92 per ton during 1997.
<page8>

   Coal is transported from Wyoming under a long-term rail transportation contract with Burlington Northern Santa Fe (BNSF) and Union Pacific (UP) railroads to JEC through December 31, 2013. Rates are based on net load carrying capabilities of each rail car. The company provides 868 aluminum rail cars, under a 20 year lease, to transport coal to JEC.

   The two coal-fired units at La Cygne Station have an aggregate generating capacity of 677 MW (KGE's 50% share) (See Item 2. Properties). The operator, KCPL, maintains coal contracts as summarized in the following paragraphs.

   La Cygne 1 uses low sulfur Powder River Basin coal which is supplied under a variety of spot market transactions, discussed below. High Btu Kansas/Missouri coal is blended with the Powder River Basin coal and is secured from time to time under spot market arrangements. La Cygne 1 uses a blended fuel mix containing approximately 85% Powder River Basin coal.

   La Cygne 2 and additional La Cygne 1 Powder River Basin coal is supplied through several contracts, expiring at various times through 1999. This low sulfur coal had an average Btu content of approximately 8,500 Btu per pound and a maximum sulfur content of .50 lbs/MMBtu (See Environmental Matters). Transportation is covered by KCPL through its Omnibus Rail Transportation Agreement with BNSF and Kansas City Southern Railroad through December 31, 2000.

   During 1997, the average delivered cost of all local and Powder River Basin coal procured for La Cygne 1 was approximately $0.70 per MMBtu or $12.31 per ton and the average delivered cost of Powder River Basin coal for La Cygne 2 was approximately $0.67 per MMBtu or $11.32 per ton.

   The coal-fired units located at the Tecumseh and Lawrence Energy Centers have an aggregate generating capacity of 795 MW (See Item 2. Properties). The company contracted with Cyprus Amax Coal Company's Foidel Creek Mine located in Routt County, Colorado for low sulfur coal through December 31, 1998. This coal is transported by Union Pacific and BNSF railroads under contracts expiring December 31, 1998. The company anticipates that the Cyprus agreement will supply the minimum requirements of the Tecumseh and Lawrence Energy Centers and supplemental coal requirements will continue to be supplied from coal markets in Montana, Wyoming, Utah, Colorado and/or New Mexico. The company is currently seeking coal supply through 2000 to replace the expiring Cyprus coal agreement. Additional spot market coal for 1998 has been secured from Kennecott Coal Company with rail transportation supplied by BNSF railroad. During 1997, the average delivered cost of coal for the Lawrence units was approximately $1.24 per MMBtu or $26.89 per ton and the average delivered cost of coal for the Tecumseh units was approximately $1.24 per MMBtu or $26.76 per ton. The coal supplied in 1997 had an average Btu content of approximately 10,842 Btu per pound and an average sulfur content of .42 lbs/MMBtu (See Environmental Matters).

   The company has entered into all of its coal contracts during the ordinary course of business and is not substantially dependent upon these contracts. The company believes there are other suppliers for and plentiful sources of coal available at reasonable prices to replace, if necessary, fuel to be supplied pursuant to these contracts. In the event that the company were required to replace its coal agreements, it would not anticipate a substantial disruption of the company's business.
<page9>

   The company has entered into all of its transportation contracts during the ordinary course of business. At the time of entering into these contracts, the company was not substantially dependent upon these contracts due to the availability of competitive rail options. Due to recent rail consolidation, there are now only two rail carriers capable of serving the company's origin coal mines and its generating stations. In the event one of these carriers became unable to provide reliable service, the company could experience a short-term disruption of its business. However, due to the obligation of the remaining carriers to provide service under the Interstate Commerce Act, the company does not anticipate any substantial long-term disruption of its business. See also Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Natural Gas

   The company uses natural gas as a primary fuel in its Gordon Evans, Murray Gill, Abilene, and Hutchinson Energy Centers and in the gas turbine units at its Tecumseh generating station. Natural gas is also used as a supplemental fuel in the coal-fired units at the Lawrence and Tecumseh generating stations. Natural gas for all facilities is supplied by readily available gas from the short-term economical spot market and will supply the system with the flexible natural gas supply to meet operational needs.

Oil

   The company uses oil as an alternate fuel when economical or when interruptions to natural gas make it necessary. Oil is also used as a supplemental fuel at JEC and La Cygne generating stations. All oil burned by the company during the past several years has been obtained by spot market purchases. At December 31, 1997, the company had approximately 3 million gallons of No. 2 oil and 17 million gallons of No. 6 oil which it believes to be sufficient to meet emergency requirements and protect against lack of availability of natural gas and/or the loss of a large generating unit.

Other Fuel Matters

   The company's contracts to supply fuel for its coal and natural gas-fired generating units, with the exception of JEC, do not provide full fuel requirements at the various stations. Supplemental fuel is procured on the spot market to provide operational flexibility and, when the price is favorable, to take advantage of economic opportunities.

   Set forth in the table below is information relating to the weighted average cost of fuel used by the company.

   KPL Plants                    1997     1996     1995     1994     1993
    Per Million Btu:
          Coal . . . . . . . .  $1.17    $1.14    $1.15    $1.13    $1.13
          Gas. . . . . . . . .   2.88     2.50     1.63     2.66     2.71
          Oil. . . . . . . . .   3.72     4.01     4.34     4.27     4.41

    Cents per KWH Generation .   1.32     1.30     1.31     1.32     1.31

<page10>

   KGE Plants                    1997     1996     1995     1994     1993
    Per Million Btu:
          Nuclear. . . . . . .  $0.51    $0.50    $0.40    $0.36    $0.35
          Coal . . . . . . . .   0.89     0.88     0.91     0.90     0.96
          Gas. . . . . . . . .   2.56     2.30     1.68     1.98     2.37
          Oil. . . . . . . . .   3.32     2.74     4.00     3.90     3.15

    Cents per KWH Generation .   1.00     0.93     0.82     0.89     0.93

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

   The Kansas Department of Health and Environment (KDHE) regulations, applicable to the company's other generating facilities, prohibit the emission of more than 2.5 pounds of sulfur dioxide per million Btu of heat input at two of the company's Lawrence generating units and 3.0 pounds at all other generating units. There is sufficient low sulfur coal under contract (See Coal) to allow compliance with such limits at Lawrence, Tecumseh and La Cygne 1 for the life of the contracts. All facilities burning coal are equipped with flue gas scrubbers and/or electrostatic precipitators.

   The company must comply with the provisions of The Clean Air Act Amendments of 1990 that require a two-phase reduction in certain emissions. The company has installed continuous monitoring and reporting equipment to meet the acid rain requirements. The company does not expect material capital expenditures to be required to meet Phase II sulfur dioxide and nitrogen oxide requirements.

   All of the company's generating facilities are in substantial compliance with the Best Practicable Technology and Best Available Technology regulations issued by the EPA pursuant to the Clean Water Act of 1977. Most EPA regulations are administered in Kansas by the KDHE.

   Additional information with respect to Environmental Matters is discussed in
Note 7 of the Notes to Consolidated Financial Statements included herein.
<page11>


NATURAL GAS OPERATIONS

General

   Under the agreement for the strategic alliance with ONEOK, the company contributed substantially all of its natural gas business to ONEOK on November 30, 1997, in exchange for a 45% equity interest. See Note 4 of the Notes to the Consolidated Financial Statements for further information.

   ONEOK is a diversified energy company engaged in the production, gathering, storage, transportation, distribution and marketing of natural gas and natural gas products. ONEOK's regulated business operations provides natural gas distribution and transmission in Oklahoma and Kansas. ONEOK's nonregulated business operations include natural gas marketing, gas processing and production.

   The company's natural gas operations prior to November 30, 1997, were comprised primarily of the following four components: a local natural gas distribution division which was subject to rate-regulation; Market Center, a Kansas subsidiary of the company that engaged primarily in intrastate gas transmission, as well as gas wheeling, parking, balancing and storage services, and was also subject to rate-regulation; Westar Gas Marketing, Inc., (Westar Gas Marketing) a Kansas non-regulated indirect subsidiary of the company that was engaged primarily in marketing and selling natural gas to small and medium-sized commercial and industrial customers; and Westar Gas Company, a Delaware non-regulated subsidiary of Westar Gas Marketing that was engaged in extracting, processing and selling natural gas liquids.

   During, 1997, the company supplied natural gas at retail to approximately 652,000 customers in 362 communities and at wholesale to eight communities and two utilities in Kansas and Oklahoma. The natural gas systems of the company consisted of distribution systems in both states purchasing natural gas from various suppliers and transported by interstate pipeline companies and the main system, an integrated storage, gathering, transmission and distribution system. The company also transported gas for its large commercial and industrial customers which purchased gas on the spot market. The company earned approximately the same margin on the volume of gas transported as on volumes sold except where discounting occurred in order to retain the customer's load.

   On January 31, 1994, the company sold substantially all of its Missouri natural gas distribution properties and operations to Southern Union and sold the remaining Missouri Properties to United Cities on February 28, 1994.

   The percentage of total natural gas deliveries, including transportation and operating revenues for 1997 (through November 30, 1997), by state were as follows:

                          Total Natural           Total Natural Gas
                          Gas Deliveries          Operating Revenues
          Kansas             96.8%                     95.2%
          Oklahoma            3.2%                      4.8%

<page12>

   The company's natural gas deliveries for the last five years were as follows:

                      1997(1)     1996       1995       1994(3)     1993
                                       (Thousands of MCF)
    Residential       47,602     62,728     55,810      64,804    110,045
    Commercial        16,968     22,841     21,245      26,526     47,536
    Industrial           296        450        548         605      1,490
    Other             26,448     21,067     17,078(2)       43         41
    Transportation    41,635     45,947     48,292      51,059     73,574
      Total          132,949    153,033    142,973     143,037    232,686

   The company's natural gas revenues related to deliveries for the last five years were as follows:

                      1997(1)     1996        1995      1994(3)     1993
                                   (Dollars in Thousands)
    Residential      $312,665   $352,905    $274,550   $332,348   $529,260
    Commercial        100,394    120,927      94,349    125,570    209,344
    Industrial          1,632      2,885       3,051      3,472      7,294
    Other              63,608     48,643      31,860     11,544     30,143
    Transportation     22,552     23,354      22,366     23,228     28,781
      Total          $500,851   $548,714    $426,176   $496,162   $804,822

     (1) The decrease in gas deliveries and revenues reflects the contribution of the company's natural gas business to ONEOK on November 30, 1997.

     (2) The increase in other gas deliveries reflects an increase in as-available gas sales.

     (3) Information reflects the sales of the Missouri Properties effective January 31, and February 28, 1994.

   As-available gas is excess natural gas under contract that the company did not require for customer sales or storage that is typically sold to gas marketers. According to the company's tariff, the nominal margin made on as-available gas sales is returned 75% to customers through the cost of gas rider and 25% is reflected in wholesale revenues of the company.

Interstate System

   The company distributed natural gas at retail to approximately 520,000 customers located in central and eastern Kansas and northeastern Oklahoma. The largest cities served in 1997 were Wichita and Topeka, Kansas and Bartlesville, Oklahoma. The company had transportation agreements for delivery of this gas with terms varying in length from one to twenty years, with the following non-affiliated pipeline transmission companies: Williams Natural Gas Pipelines Central (WNG), Kansas Pipeline Partnership (KPP), Panhandle Eastern Pipeline Company (Panhandle), and various other intrastate suppliers. The volumes transported under these agreements in for the past three years were as follows:

                     Transportation Volumes (BCF's)

                                   1997(1)     1996     1995
               WNG. . . . . . .     74.1       79.4     61.8
               KPP. . . . . . .      5.2        7.3      7.1
               Panhandle. . . .      1.1        1.2      1.0
               Others . . . . .      0.8        2.1      8.0

<page13>

    (1) Information reflects the contribution of the company's natural gas business to ONEOK on November 30, 1997.

   The company purchased this gas from various producers and marketers under contracts expiring at various times. The company purchased approximately 71.5 BCF or 88.1% of its natural gas supply from these sources in 1997 and 78.4 BCF or 91.9% during 1996.

   In October 1994, the company executed a long-term gas purchase contract (Base Contract) and a peaking supply contract with Amoco Production Company for the purpose of meeting at least 50% of the requirements of the customers served from the company's interstate system over the WNG pipeline system.

   The company also purchased natural gas from KPP under contracts expiring at various times. These purchases were approximately 3.3 BCF or 4.1% of its natural gas supply in 1997 and 5.2 BCF or 5.8% during 1996. The company purchased natural gas for the interstate system from intrastate pipelines and from spot market suppliers under short-term contracts. These sources totaled
5.6 BCF and 0.6 BCF for 1997 and 1996 representing 6.8% and 0.7% of the system requirements, respectively.

   During 1997 and 1996, approximately 0.8 BCF and 1.5 BCF, respectively, were transferred from the company's main system to serve a portion of the demand for the interstate system representing 1.0% and 1.6%, respectively, of the interstate system supply.

   The average wholesale cost per thousand cubic feet (MCF) purchased for the distribution systems for the past five years were as follows:

                            Interstate Pipeline Supply
                              (Average Cost per MCF)

                                1997      1996      1995      1994      1993
       WNG . . . . . . . . .   $ -       $ -       $ -       $ -       $3.57
       Other . . . . . . . .    3.65      3.09      2.78      3.32      3.01
       Total Average Cost. .    3.65      3.09      2.78      3.32      3.23

Main System

   During 1997, the company served approximately 130,000 customers in central and north central Kansas with natural gas supplied through the main system. The principal market areas include Salina, Manhattan, Junction City, Great Bend, McPherson and Hutchinson, Kansas.

   Natural gas for the company's main system was purchased from a combination of direct wellhead production, the outlet of natural gas processing plants, and natural gas marketers and production companies. Such purchases were transported entirely through company-owned transmission lines in Kansas.

   Natural gas purchased for the company's main system customer requirements was transported and/or stored by the Market Center. The company retained a priority right to capacity on the Market Center necessary to serve the main system customers. The company had the opportunity to negotiate for the purchase of natural gas with producers or marketers utilizing Market Center services, which increased the potential supply available to meet main system customer demands.
<page14>

   The company purchased approximately 4.4 BCF and 7.6 BCF of natural gas during 1997 and 1996, respectively, through the spot market. These purchases represented approximately 35.2% and 45.5% of the company's main system requirements during 1997 and 1996, respectively.

   Spivey-Grabs field in south-central Kansas supplied approximately 3.9 BCF of natural gas in 1997 and 4.2 BCF in 1996, constituting 31.0% and 25.1%, respectively, of the main system's requirements during such periods.

   Other sources of gas for the main system of 3.0 BCF or 24.0% and 2.7 BCF or 16.0% of the system requirements were purchased from or transported through interstate pipelines during 1997 and 1996, respectively. The remainder of the supply for the main system during 1997 and 1996 of 1.2 BCF and 2.2 BCF representing 9.8% and 13.4%, respectively, was purchased directly from producers or gathering systems.

   During 1997 and 1996, approximately 0.8 BCF and 1.5 BCF, respectively, of the total main system supply was transferred to the company's interstate system (See Interstate System).

   The main system's average wholesale cost per MCF purchased for the past five years was as follows:
                         Natural Gas Supply - Main System
                              (Average Cost per MCF)

                              1997     1996     1995     1994     1993
  Mesa-Hugoton Contract. .   $ -      $ -      $1.44    $1.81    $1.78(1)
  Other. . . . . . . . . .    3.43     2.48     2.47     2.92     2.69
  Total Average Cost . . .    3.43     2.48     2.06     2.23     2.20

   (1)  Includes 2.5 BCF @ $1.31/MCF of make-up deliveries.

   The load characteristics of the company's natural gas customers created relatively high volume demand on the main system during cold winter days. To assure peak day service to high priority customers the company owned and operated and had under contract natural gas storage facilities (See Item 2. Properties).


WESTAR GAS MARKETING

   Westar Gas Marketing was formed in 1988 to pursue natural gas marketing opportunities. Westar Gas Marketing purchased and marketed natural gas to approximately 925 customers located in Kansas, Missouri, Nebraska, Colorado, Oklahoma, Iowa, Wyoming and Arkansas. Westar Gas Marketing purchased natural gas under both long-term and short-term contracts from producers and operators in the Hugoton, Arkoma and Anadarko gas basins. Westar Gas Marketing engaged in certain transactions to hedge natural gas prices in its gas marketing activities. The net assets and operations of Westar Gas Marketing were contributed to ONEOK in November 1997, upon the completion of the strategic alliance with ONEOK.


WESTAR GAS COMPANY

   Westar Gas Company owned and operated the Minneola Gas Processing Plant (Minneola) in Ford County, Kansas. Minneola extracts liquids from natural gas provided by outside producers and sells the residue gas to third-party marketers. A portion of the residue gas is sold to Westar Gas Marketing.
<page15>

   Westar Gas Company, through its participation in various joint ventures, owned a 41.4% beneficial interest in the Indian Basin Processing Plant (Indian Basin) near Artesia, New Mexico. Indian Basin is operated by Marathon Oil and extracts natural gas liquids for third party producers. The net assets and operations of Westar Gas Company were contributed to ONEOK in November 1997, upon the completion of the strategic alliance with ONEOK.


SECURITY ALARM MONITORING OPERATIONS

   On July 30, 1997, the company agreed to combine its security alarm monitoring business with Protection One, a publicly held security alarm monitoring provider. On November 24, 1997, the company completed the transaction by contributing approximately $532 million in security alarm monitoring business net assets and approximately $258 million in cash in exchange for an 82.4% ownership in Protection One.

   Protection One is a leading provider of security alarm monitoring and related services in the United States with approximately 950,000 subscribers.
Protection One has grown rapidly since its inception by participating in both the growth and consolidation of the security alarm monitoring industry. Protection One has focused its customer growth in major metropolitan areas demonstrating strong demand for security alarms.

   Protection One's revenues consist primarily of subscribers' recurring payments for monitoring and related services. Protection One monitors digital signals arising from burglaries, fires, and other events utilizing security systems installed at subscribers' premises. Through a network of approximately 60 branches, Protection One provides maintenance and repair of security systems and, in select markets, armed response to verify that an actual emergency, rather than a false alarm, has occurred.

   Protection One provides its services to the residential, commercial and wholesale segments of the alarm monitoring market. Protection One believes the residential segment, which represents in excess of 80% of its customer base, is the most attractive because of its growth prospects, growth margins and size. Within the residential segment, 19% of Protection One's customer base resides in multi-family complexes such as apartments and condominiums and 62% occupy single-family households. The remainder of Protection One's customer base is split between commercial subscribers and subscribers owned by independent alarm dealers that subcontract monitoring services to Protection One.


SEGMENT INFORMATION

   Financial information with respect to business segments is set forth in Note 20 of the Notes to Consolidated Financial Statements included herein.


FINANCING

   The company's ability to issue additional debt and equity securities is restricted under limitations imposed by the charter and the Mortgage and Deed of Trust of Western Resources and KGE.

   Western Resources' mortgage prohibits additional Western Resources first mortgage bonds from being issued (except in connection with certain refundings)
<page16>

unless the company's net earnings available for interest, depreciation and property retirement for a period of 12 consecutive months within 15 months preceding the issuance are not less than the greater of twice the annual interest charges on, or 10% of the principal amount of, all first mortgage bonds outstanding after giving effect to the proposed issuance. Based on the company's results for the 12 months ended December 31, 1997, no first mortgage bonds could be issued (7.25% interest rate assumed).

   Western Resources' bonds may be issued, subject to the restrictions in the preceding paragraph, on the basis of property additions not subject to an unfunded prior lien and on the basis of bonds which have been retired. As of December 31, 1997, the company had approximately $25 million of net bondable property additions not subject to an unfunded prior lien entitling the company to issue up to $135 million principal amount of additional bonds. As of December 31, 1997, no first mortgage bonds could be issued on the basis of retired bonds.

   KGE's mortgage prohibits additional KGE first mortgage bonds from being issued (except in connection with certain refundings) unless KGE's net earnings before income taxes and before provision for retirement and depreciation of property for a period of 12 consecutive months within 15 months preceding the issuance are not less than two and one-half times the annual interest charges on, or 10% of the principal amount of, all KGE first mortgage bonds outstanding after giving effect to the proposed issuance. Based on KGE's results for the 12 months ended December 31, 1997, approximately $935 million principal amount of additional KGE first mortgage bonds could be issued
(7.25% interest rate assumed).

   KGE's bonds may be issued, subject to the restrictions in the preceding paragraph, on the basis of property additions not subject to an unfunded prior lien and on the basis of bonds which have been retired. As of December 31, 1997, KGE had approximately $1.4 billion of net bondable property additions not subject to an unfunded prior lien entitling KGE to issue up to $961 million principal amount of additional KGE bonds. As of December 31, 1997, $17 million in additional bonds could be issued on the basis of retired bonds.

   The most restrictive provision of the company's charter permits the issuance of additional shares of preferred stock without certain specified preferred stockholder approval only if, for a period of 12 consecutive months within 15 months preceding the issuance, net earnings available for payment of interest exceed one and one-half times the sum of annual interest requirements plus dividend requirements on preferred stock after giving effect to the proposed issuance. After giving effect to the annual interest and dividend requirements on all debt and preferred stock outstanding at December 31, 1997, such ratio was 4.17 for the 12 months ended December 31, 1997.

   KCPL has outstanding first mortgage bonds (the "KCPL Bonds") which are secured by a lien on substantially all of KCPL's fixed property and franchises purported to be conveyed by the General Mortgage Indenture and Deed of Trust and the various Supplemental Indentures creating the KCPL Bonds (collectively, the "KCPL Mortgage"). In the event KCPL and the company combine, the KCPL mortgage will have a prior lien on the KCPL property and franchises.
<page17>


REGULATION AND RATES

   The company is subject as an operating electric utility to the jurisdiction of the Kansas Corporation Commission (KCC) which has general regulatory authority over the company's rates, extensions and abandonments of service and facilities, valuation of property, the classification of accounts and various other matters. The company is subject to the jurisdiction of the FERC and KCC with respect to the issuance of securities.

   Electric fuel costs are included in base rates. Therefore, if the company wished to recover an increase in fuel costs, it would have to file a request for recovery in a rate filing with the KCC which could be denied in whole or in part. Any increase in fuel costs from the projected average which the company did not recover through rates would reduce its earnings. The degree of any such impact would be affected by a variety of factors, however, and thus cannot be predicted.

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

   Additional information with respect to Rate Matters and Regulation as set forth in Note 8 of Notes to Consolidated Financial Statements is included herein.


EMPLOYEE RELATIONS

   As of December 31, 1997, the company had 2,412 employees. The company did not experience any strikes or work stoppages during 1997. The company's current contract with the International Brotherhood of Electrical Workers extends through June 30, 1999. The contract covers approximately 1,483 employees.
<page 18>

EXECUTIVE OFFICERS OF THE COMPANY
                                                              Other Offices or Positions
Name                  Age      Present Office                 Held During Past Five Years

John E. Hayes, Jr.     60      Chairman of the Board          President
                                 and Chief Executive
                                 Officer

David C. Wittig        42      President                      Executive Vice President,
                                 (since March 1996)             Corporate Strategy
                                                                (May 1995 to March 1996)

                                                              Salomon Brothers Inc -
                                                                Managing Director, Co-Head of

                                                                Mergers and Acquisitions

Norman E. Jackson      60      Executive Vice President,      Executive Vice President,
                                 Electric Operations            Electric Transmission and
                                 (since November 1996)          Engineering Services
                                                                (May 1995 to November 1996)

                                                              Executive Vice President,
                                                                Electric Engineering and Field
                                                                Operations (1992 to 1995)

Steven L. Kitchen      52      Executive Vice President
                                 and Chief Financial
                                 Officer

Carl M. Koupal, Jr.    44      Executive Vice President       Executive Vice President
                                 and Chief Administrative       Corporate Communications,
                                 Officer (since July 1995)      Marketing, and Economic Development
                                                                (January 1995 to July 1995)

                                                             Vice President, Corporate Marketing,
                                                                And Economic Development, (1992 to
                                                                1994)


John K. Rosenberg      52      Executive Vice President
                                 and General Counsel

Jerry D. Courington    52      Controller


Executive officers serve at the pleasure of the Board of Directors. There are no family relationships among any of the executive officers, nor any arrangements or understandings between any executive officer and other persons pursuant to which he was appointed as an executive officer.

<page19>

ITEM 2.  PROPERTIES

   The company owns or leases and operates an electric generation, transmission, and distribution system in Kansas.


ELECTRIC FACILITIES
                                Unit      Year      Principal   Unit Capacity
            Name                 No.    Installed     Fuel         (MW) (1)

Abilene Energy Center:
     Combustion Turbine           1        1973       Gas             66

Gordon Evans Energy Center:
     Steam Turbines               1        1961     Gas--Oil         152
                                  2        1967     Gas--Oil         382

Hutchinson Energy Center:
     Steam Turbines               1        1950       Gas             16
                                  2        1950       Gas             17
                                  3        1951       Gas             26
                                  4        1965       Gas            197
     Combustion Turbines          1        1974       Gas             50
                                  2        1974       Gas             49
                                  3        1974       Gas             52
                                  4        1975       Diesel          78
     Diesel Generator             1        1983       Diesel           3

Jeffrey Energy Center (84%)(2):
     Steam Turbines               1        1978       Coal           617
                                  2        1980       Coal           617
                                  3        1983       Coal           605

La Cygne Station (50%)(2):
     Steam Turbines               1        1973       Coal           343
                                  2        1977       Coal           334

Lawrence Energy Center:
     Steam Turbines               2        1952       Gas              0 (3)
                                  3        1954       Coal            58
                                  4        1960       Coal           115
                                  5        1971       Coal           384

Murray Gill Energy Center:
     Steam Turbines               1        1952     Gas--Oil          44
                                  2        1954     Gas--Oil          74
                                  3        1956     Gas--Oil         107
                                  4        1959     Gas--Oil         106
<page20>

                                Unit      Year      Principal   Unit Capacity
            Name                 No.    Installed     Fuel         (MW) (1)

Neosho Energy Center:
     Steam Turbines               3        1954     Gas--Oil           0 (3)

Tecumseh Energy Center:
     Steam Turbines               7        1957       Coal            85
                                  8        1962       Coal           153
     Combustion Turbines          1        1972       Gas             19
                                  2        1972       Gas             20

Wichita Plant:
     Diesel Generator             5        1969      Diesel            3

Wolf Creek Generating Station (47%)(2):
     Nuclear                      1        1985     Uranium          547

     Total                                                         5,319


(1) Based on MOKAN rating.

(2) The company jointly owns Jeffrey Energy Center (84%), La Cygne Station (50%) and Wolf Creek Generating Station (47%).

(3) These units have been "mothballed" for future use.


ITEM 3.  LEGAL PROCEEDINGS

   On January 8, 1997, Innovative Business Systems, Ltd. (IBS) filed suit against the company and Westinghouse Electric Corporation (WEC), Westinghouse Security Systems, Inc. (WSS) and WestSec, Inc. (WestSec), a wholly-owned subsidiary of the company established to acquire the assets of WSS, in Dallas County, Texas district court (Cause No 97-00184) alleging, among other things, breach of contract by WEC and interference with contract against the company in connection with the sale by WEC of the assets of WSS to the company. IBS claims that WEC improperly transferred software owned by IBS to the company and that the company is not entitled to its use. The company has demanded WEC defend and indemnify it. WEC and the company have denied IBS' allegations and are vigorously defending against them. Management does not believe that the ultimate disposition of this matter will have a material adverse effect upon the company's overall financial condition or results of operations.

   The Securities and Exchange Commission (SEC) has commenced a private investigation relating, among other things, to the timeliness and adequacy of disclosure filings with the SEC by the company with respect to securities of ADT Ltd. The company is cooperating with the SEC staff in the production of records relating to the investigation.

   Additional information on legal proceedings involving the company is set forth in Notes 7, 8, and 9 of Notes to Consolidated Financial Statements included herein. See also Item 1. Business, Environmental Matters, and Regulation and Rates and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
<page21>


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the company's security holders, through the solicitation of proxies or otherwise.



                                      PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock Trading

   Western Resources common stock, which is traded under the ticker symbol WR, is listed on the New York Stock Exchange. As of March 17, 1998, there were 58,669 common shareholders of record. For information regarding quarterly common stock price ranges for 1997 and 1996, see Note 21 of Notes to Consolidated Financial Statements included herein.


Dividends

   Western Resources common stock is entitled to dividends when and as declared by the Board of Directors. At December 31, 1997, the company's retained earnings were restricted by $857,600 against the payment of dividends on common stock. However, prior to the payment of common dividends, dividends must be first paid to the holders of preferred stock and second to the holders of preference stock based on the fixed dividend rate for each series.

   Dividends have been paid on the company's common stock throughout the company's history. Quarterly dividends on common stock normally are paid on or about the first of January, April, July, and October to shareholders of record as of or about the third day of the preceding month. Dividends increased four cents per common share in 1997 to $2.10 per share. In January 1998, the Board of Directors declared a quarterly dividend of 53 1/2 cents per common share, an increase of one cent over the previous quarter. The payment of dividends is at the discretion of the Board of Directors. Future dividends depend upon such matters as future earnings, expectations and the financial condition of the company. For information regarding quarterly dividend declarations for 1997 and 1996, see Note 21 of Notes to Consolidated Financial Statements included herein. See also Item 7. Management's Discussion and Anaylsis of Financial Condition and Results of Operations.
<page22>

ITEM 6.  SELECTED FINANCIAL DATA

Year Ended December 31,        1997(1)(2)       1996          1995         1994(3)        1993
                                                     (Dollars in Thousands)
Income Statement Data:
Sales:
  Energy. . . . . . . . . . .  $1,999,418    $2,038,281    $1,743,930    $1,764,769    $2,028,411
  Security. . . . . . . . . .     152,347         8,546           344          -             -
 Total sales. . . . . . . . .   2,151,765     2,046,827     1,744,274     1,764,769     2,028,411
Income from operations. . . .     142,925       388,553       373,721       370,672       370,338
Net income . . . . . . .  . .     494,094       168,950       181,676       187,447       177,370
Earnings available for common
  stock. . . . . . . . .  . .     489,175       154,111       168,257       174,029       163,864



December 31,                     1997(2)        1996          1995         1994(3)        1993
                                                             (Dollars in Thousands)
Balance Sheet Data:
Total assets. . . . . . . . .  $6,976,960    $6,647,781    $5,490,677    $5,371,029     $5,412,048
Long-term debt, preference
 stock, and other mandatorily
 redeemable securities. . . .   2,451,855     1,951,583     1,641,263     1,507,028     1,673,988


Year Ended December 31,             1997          1996          1995        1994(3)         1993

Common Stock Data:
Basic earnings per share . . . . . $ 7.51        $ 2.41        $ 2.71        $ 2.82        $ 2.76
Dividends per share. . . . . . . . $ 2.10        $ 2.06        $ 2.02        $ 1.98        $ 1.94
Book value per share . . . . . . . $30.79        $25.14        $24.71        $23.93        $23.08
Average shares outstanding(000's)  65,128        63,834        62,157        61,618        59,294
Interest coverage ratio (before
  income taxes, including
  AFUDC) . . . . . . . . . . . . .   5.52          2.67          3.14          3.42          2.79

(1) Information reflects the gain on the sale of Tyco common shares.
(2) Information reflects the contribution of the natural gas business to ONEOK on November 30, 1997.
(3) Information reflects the sales of the Missouri Properties.

<page23>

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

   In Management's Discussion and Analysis we explain the general financial condition and the operating results for Western Resources, Inc. and its subsidiaries. We explain:

      -  What factors impact our business
      -  What our earnings and costs were in 1997 and 1996
      -  Why these earnings and costs differed from year to year
      -  How our earnings and costs affect our overall financial condition
      -  What our capital expenditures were for 1997
      - What we expect our capital expenditures to be for the years 1998 through 2000
      -  How we plan to pay for these future capital expenditures
      - Any other items that particularly affect our financial condition or earnings

   As you read Management's Discussion and Analysis, please refer to our Consolidated Statements of Income on page 41. These statements show our operating results for 1997, 1996 and 1995. In Management's Discussion and Analysis, we analyze and explain the significant annual changes of specific line items in the Consolidated Statements of Income.

   FORWARD-LOOKING STATEMENTS: Certain matters discussed here and elsewhere in this Annual Report are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we "believe," "anticipate," "expect" or words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rate and other regulatory matters, possible corporate restructurings, mergers, acquisitions, dispositions liquidity and capital resources, interest and dividend rates, environmental matters, changing weather, nuclear operations and accounting matters. What happens in each case could vary materially from what we expect because of such things as electric utility deregulation, including ongoing state and federal activities; future economic conditions; legislative developments; our regulatory and competitive markets; and other circumstances affecting anticipated operations, revenues and costs.


1997 HIGHLIGHTS

   GAIN ON SALE OF EQUITY SECURITIES: During the third quarter of 1997, we sold all of our Tyco International Ltd. (Tyco) common shares for approximately $1.5 billion. We recorded a pre-tax gain of approximately $864 million on the sale which is included in "Other Income" on the Consolidated Statements of Income.
We recorded tax expense of approximately $345 million in connection with this gain. The tax on the gain is included in "Income Taxes" on the Consolidated Statements of Income. As discussed further in "Financial Condition" below, this significantly affected our financial results for 1997 (see Note 2).

   PURCHASE OF PROTECTION ONE, INC.: On July 30, 1997, we agreed to combine our security alarm monitoring business with Protection One, Inc. (Protection One), a publicly held security alarm monitoring provider. On November 24, 1997, we
<page24>

completed the transaction by contributing approximately $532 million in security alarm monitoring business net assets and approximately $258 million in cash.
The cash contributed included funds used for a special dividend of $7.00 per common share to Protection One shareowners, option holders and warrant holders other than Western Resources. In exchange for our net security alarm monitoring business assets and cash, we received 82.4% ownership in Protection One. We entered the security alarm monitoring business to make our company more diverse and to achieve growth.

   In December 1997, Protection One recorded a special non-recurring charge of approximately $40 million. Approximately $28 million of this charge reflects the elimination of redundant facilities and activities and the write-off of inventory and other assets which are no longer of continuing value to Protection One. The remaining $12 million of this charge reflects the estimated costs to transition all security alarm monitoring operations to the Protection One brand. Protection One intends to complete these activities by the fourth quarter of 1998.

   STRATEGIC ALLIANCE WITH ONEOK INC.: On December 12, 1996, we agreed to form a strategic alliance with ONEOK Inc. (ONEOK) to combine the natural gas assets of both companies. In November 1997, we completed this strategic alliance. We contributed substantially all of our regulated and non-regulated natural gas business net assets totaling approximately $594 million to a new company which merged with ONEOK and adopted the name ONEOK. ONEOK operates its natural gas business in Kansas using the name Kansas Gas Service Company. In exchange for our contribution, we received a 45% ownership interest in ONEOK. The structure of the strategic alliance had no immediate income tax consequences to our company or our shareowners.

   Our 45% ownership interest in ONEOK is comprised of 3.1 million common shares and approximately 19.9 million convertible preferred shares. If we converted all the preferred shares, we would own approximately 45% of ONEOK's common shares presently outstanding. Our agreement with ONEOK allowed us to appoint two members to ONEOK's board of directors. ONEOK currently pays a common dividend of $1.20 per share. The initial annual dividend rate on the convertible preferred shares is $1.80 per share.

   MERGER AGREEMENT WITH KANSAS CITY POWER & LIGHT COMPANY: On February 7, 1997, we entered into a merger agreement with Kansas City Power & Light Company
(KCPL). The merger agreement contemplated a tax-free, stock for stock exchange valued at approximately $2 billion or $32 in value for each common share of KCPL. In December 1997, representatives of our financial advisor indicated that they believed it was unlikely that they would be in a position to issue a required fairness opinion for the merger on the basis of the previously announced terms.

   We canceled our shareowner meeting scheduled for January 21, 1998 to approve the merger. KCPL canceled a similar meeting for its shareowners. We and KCPL have met to discuss alternative terms of a potential merger. We cannot predict the timing or the ultimate outcome of these discussions.

   On January 13, 1998, the Kansas Corporation Commission (KCC) issued an order suspending the merger proceedings and waived an eight-month time requirement to approve the merger. On January 26, 1998, the Missouri Public Service Commission
(MPSC) issued an order suspending the merger proceedings. We and KCPL have agreed to these suspensions. On January 9, 1998, we asked the Federal Energy Regulatory Commission (FERC) to hold the docket on our proposed merger in abeyance until April 10, 1998, at which time we will advise the FERC whether to continue to hold the docket in abeyance or that a new agreement has been reached with KCPL.

   As of December 31, 1997, we had spent and deferred on the Consolidated Balance Sheet approximately $53 million in our efforts to acquire KCPL. We had
<page25>

planned to expense these costs in the first period following the merger. Given the status of the KCPL transaction, we have reviewed the deferred costs and have determined that for accounting purposes, $48 million of the deferred costs should be expensed. We recorded a special non-recurring charge of $29 million after taxes, or $0.44 per share in December 1997, to expense the costs that were incurred solely as a result of the original merger agreement. At December 31, 1997, we had deferred approximately $5 million related to the KCPL transaction currently being negotiated. See "Financial Condition" below and Note 5.

   OTHER SECURITY ALARM MONITORING BUSINESS PURCHASES: We acquired Network Multi-Family Security Corporation (Network Multi-Family), a security alarm monitoring provider for multi-unit dwellings based in Dallas, Texas, for approximately $171 million in cash in September 1997. On February 4, 1998, Protection One exercised its option to acquire the stock of Network Holdings, Inc., the parent company of Network Multi-Family, from us for approximately $178 million. We expect this transaction to occur in the first quarter of 1998. We expect Protection One to borrow money from a revolving credit agreement provided by Westar Capital, a subsidiary of Western Resources, to purchase Network Multi-Family.

   In November 1997, we acquired Centennial Security Holdings, Inc. (Centennial) for approximately $94 million in cash. Centennial is based in Madison, New Jersey and provides security alarm monitoring services to more than 50,000 customers in Ohio, Michigan, New Jersey, New York and Pennsylvania. We contributed our Centennial security alarm monitoring business to Protection One on November 24, 1997.

   In March 1998, Protection One acquired the subscribers and assets of Wichita, Kansas-based Multimedia Security Services, Inc. Multimedia Security Services, Inc. has approximately 140,000 subscribers concentrated primarily in California,
Florida, Kansas, Oklahoma and Texas.   We expect Protection One to borrow money
from a revolving credit agreement provided by Westar Capital to complete this transaction.

   OTHER INVESTMENTS: In December 1997, we invested $28 million to acquire an interest in two 55-megawatt power plants in the People's Republic of China. We invested approximately $3 million in power projects in the Republic of Turkey and Colombia in 1997 (see Note 7). We also invested in other miscellaneous investments.

   ELECTRIC RATE DECREASE: On May 23, 1996, we reduced our electric rates to Kansas Gas and Electric Company (KGE) customers by $8.7 million annually on an interim basis. On October 22, 1996, the KCC Staff, the City of Wichita, the Citizens Utility Ratepayer Board and we filed an agreement asking the KCC to reduce our retail electric rates. The KCC approved this agreement on January 15, 1997. Per the agreement:

      - We made permanent the May 1996 interim $8.7 million decrease in KGE rates on February 1, 1997
      - We reduced KGE's rates by $36 million annually on February 1, 1997
      - We reduced KPL's rates by $10 million annually on February 1, 1997
      - We rebated $5 million to all of our electric customers in January 1998
      - We will reduce KGE's rates by $10 million more annually on June 1,
            1998
      - We will rebate $5 million to all of our electric customers in January
            1999
      - We will reduce KGE's rates by $10 million more annually on June 1,
            1999

   All rate decreases are cumulative. Rebates are one-time events and do not influence future rates. See "Financial Condition" below and Note 8.
<page26>


FINANCIAL CONDITION

   1997 compared to 1996: Earnings increased to $489 million for 1997 from $154 million for 1996, an improvement of 218%. Basic earnings per share rose to $7.51 for 1997 compared to $2.41 for 1996, an increase of 212%. Basic earnings per share is calculated based upon the average weighted number of common shares outstanding during the period. There were no significant amounts of dilutive securities outstanding at December 31, 1997 or 1996. Four factors primarily affected 1997 earnings and basic earnings per share compared to 1996:

      -  The gain on the sale of the Tyco common stock increased earnings before taxes by $864 million and basic earnings per share by $7.97
      -  The write-off of approximately $48 million in costs related to the
            KCPL Merger decreased basic earnings per share by $0.44
      -  The operating results and special one-time charges from our first full year of security alarm monitoring business reduced 1997 earnings by $47 million and basic earnings per share by $0.72
      -  Our reduced electric rates implemented on February 1, 1997 decreased revenues by $46 million and basic earnings per share by $0.42

   Dividends declared for 1997 increased four cents per common share to $2.10 per share. On January 29, 1998, the Board of Directors declared a dividend of 53 1/2 cents per common share for the first quarter of 1998, an increase of one cent from the previous quarter.

   Our book value per common share was $30.79 at December 31, 1997, compared to $25.14 at December 31, 1996. The 1997 closing stock price of $43.00 was 140% of book value and 39% higher than the closing price of $30.875 on December 31, 1996. Book value is the total common stock equity divided by the common shares outstanding at December 31. There were 65,409,603 common shares outstanding at December 31, 1997.

   1996 compared to 1995: Basic earnings per share were $2.41 based on 63,833,783 average common shares for 1996, a decrease from $2.71 in 1995. Net income for 1996 decreased to $169 million from $182 million. The decrease in basic earnings per share and net income is primarily due to the impact of an $11.8 million or $0.19 per share charge, net of tax, attributable to one-time restructuring and other charges recorded by ADT Limited (ADT). Abnormally cool summer weather during the third quarter of 1996 and the $8.7 million electric rate decrease to KGE customers also lowered earnings.


OPERATING RESULTS

   In our "1997 Highlights", we discussed five factors that most significantly changed our operating results for 1997 compared to 1996.

   The following explains significant changes from prior year results in revenues, cost of sales, operating expenses, other income (expense), interest expense, income taxes and preferred and preference dividends.

   After 1997, because of the ONEOK alliance, we will no longer separately report natural gas operations financial information in our financial statements, or in our Management's Discussion and Analysis. Also, we had minimal security alarm monitoring business operations in 1995 and, therefore, we do not discuss variations relating to it between 1996 and 1995.

   SALES: Energy revenues include electric revenues, power marketing revenues, natural gas revenues and other insignificant energy-related revenues. Certain
<page27>

state regulatory commissions and the FERC authorize rates for our electric revenues. Our energy revenues vary with levels of sales volume. Changing weather affects the amount of energy our customers use. Very hot summers and very cold winters prompt more demand, especially among our residential customers. Mild weather reduces demand.

   Many things will affect our future energy sales.  They include:

      -  The weather
      -  Our electric rates
      -  Competitive forces
      -  Customer conservation efforts
      -  Wholesale demand
      -  The overall economy of our service area

   1997 compared to 1996: Electric revenues increased three percent because of revenues of $70 million from the expansion of power marketing activity in 1997. Our involvement in electric power marketing anticipates a deregulated electric utility industry. We are involved in both the marketing of electricity and risk management services to wholesale electric customers and the purchase of electricity for our retail customers. Our margin from power marketing activity is significantly less than our margins on other energy sales. Our power marketing activity has resulted in energy purchases and sales made in areas outside of our historical marketing territory. In 1997, this additional power marketing activity had an insignificant effect on operating income. Higher electric revenues from power marketing were offset by our reduced electric rates implemented February 1, 1997. Reduced electric rates lowered 1997 revenues by an estimated $46 million compared to 1996. The rate decreases we have agreed to make will impact future revenues.

   Natural gas revenues decreased $58 million or seven percent in 1997 compared to 1996 because we transferred our net natural gas business assets to ONEOK as of November 30, 1997 and we had warmer than normal weather in the first quarter of 1997. In December 1997, we began reporting investment income for ONEOK based upon our common and preferred equity interests.

   Security alarm monitoring business revenues increased $144 million from our minimal 1996 security alarm monitoring business revenues. This increase is because of our December 31, 1996, purchase of the net assets of Westinghouse Security Systems, Inc. (Westinghouse Security Systems) and our acquisition on November 24, 1997, of 82.4% of Protection One. As a result, we have included a full year of operating results from Westinghouse Security Systems and one month of operating results from Protection One. See "1997 Highlights" above and Note 3.

   1996 compared to 1995: Electric revenues were five percent higher in 1996 compared to 1995. Our service territory experienced colder winter and warmer spring temperatures during the first six months of 1996 compared to 1995, which yielded higher sales in the residential and commercial customer classes. We experienced a 17% increase in heating degree days during the first quarter of 1996 and had double the cooling degree days during the second quarter of 1996 compared to the same periods in 1995. Partially offsetting the increase in electric revenues was abnormally cool summer weather during the third quarter of 1996 compared to 1995 and a KCC-ordered electric rate decrease of $8.7 million for KGE customers (see Note 8).

   Colder winter temperatures, higher natural gas costs passed on to customers as permitted by the KCC and more as-available natural gas sales increased regulated natural gas revenues 29% for 1996 as compared to 1995. The natural gas revenue increase approved by the KCC on July 11, 1996, raised regulated natural gas revenues $14 million for the last six months of 1996.
<page28>

   COST OF SALES: Items included in energy cost of sales are fuel expense, purchased power expense (electricity we purchase from others for resale), power marketing expense and natural gas purchased. Items included in security alarm monitoring cost of sales are the cost of direct monitoring and the cost of installing security monitoring equipment that is not capitalized.

   1997 compared to 1996: Energy business cost of sales was $49 million or six percent higher. Our power marketing activity in 1997 increased energy cost of sales by $70 million.

   Actual cost of fuel to generate electricity (coal, nuclear fuel, natural gas or oil) and the amount of power purchased from other utilities were $14 million higher in 1997 than in 1996. Our Wolf Creek nuclear generating station was off-line in the fourth quarter of 1997 for scheduled maintenance and our La Cygne coal generation station was off-line during 1997 for an extended maintenance outage. As a result, we burned more natural gas to generate electricity at our facilities. Natural gas is more costly to burn than coal and nuclear fuel for generating electricity.

   Railroad transportation limitations prevented scheduled fuel deliveries, reducing our coal inventories. To compensate for low coal inventories, we purchased more power from other utilities and burned more expensive natural gas to meet our energy requirements. We also purchased more power from other utilities because our Wolf Creek and La Cygne generating stations were not generating electricity for parts of 1997.

   Due to the contribution of our natural gas business to ONEOK, our natural gas cost of sales decreased $24 million. We will no longer reflect such costs in our financial statements.

   The security alarm monitoring cost of sales increased $35 million. The increase is a result of the purchase of the assets of Westinghouse Security Systems on December 31, 1996, and our acquisition on November 24, 1997, of 82.4% of Protection One.

   1996 compared to 1995: Energy business cost of sales was $220 million higher in 1996 than 1995. We purchased more power from other utilities because our Wolf Creek nuclear generating station was off-line in the first quarter of 1996 for a planned refueling outage. Higher net generation due to warmer weather and higher customer demand for air conditioning during the second quarter of 1996 also contributed to the higher fuel and purchased power expenses.

   Security alarm monitoring cost of sales increased $4 million due to the purchases of several small security alarm monitoring companies.


OPERATING EXPENSES

   OPERATING AND MAINTENANCE EXPENSE: Operating and maintenance expense increased slightly from 1996 to 1997. Operating and maintenance expense increased $23 million or six percent from 1995 to 1996 due to expenses associated with our regulated natural gas transmission service provider, Mid Continent Market Center.

   DEPRECIATION AND AMORTIZATION EXPENSE: The amortization of capitalized security alarm monitoring accounts and goodwill for our security alarm monitoring business increased our depreciation and amortization expense approximately $41 million for 1997 versus 1996. A full year of amortization of the acquisition adjustment for the 1992 acquisition of KGE increased our depreciation and amortization expense for 1996 compared to 1995 by approximately $14 million.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general and administrative expense has increased $113 million from 1996 to 1997. Higher employee benefit costs of approximately $30 million and higher security alarm monitoring business selling, general and administrative expense of approximately $83 million caused this increase. The security alarm monitoring business increase is because of our December 31, 1996, purchase of the assets of Westinghouse Security Systems and our acquisition on November 24, 1997, of 82.4% of Protection One.

   OTHER: We recorded a special non-recurring charge in December 1997 to expense $48 million of deferred KCPL Merger costs.

   Protection One recorded a special non-recurring charge of approximately $40 million in December 1997, to reflect the phase out of certain business activities which are no longer of continuing value to Protection One, to eliminate redundant facilities and activities and to bring all customers under the Protection One brand.

   OTHER INCOME (EXPENSE): Other income (expense) includes miscellaneous income and expenses not directly related to our operations. The gain on the sale of Tyco common stock increased other income $864 million for 1997 compared to 1996. Other income (expense) decreased slightly from 1995 to 1996.

   INTEREST EXPENSE: Interest expense includes the interest we paid on outstanding debt. We recognized $27 million more short-term debt interest in 1997 than in 1996. Average short-term debt balances were higher in 1997 than 1996 because we used short-term debt to finance our investment in ADT and to purchase the assets of Westinghouse Security Systems. Short-term debt interest expense declined in the second half of 1997 after we used the proceeds from the sale of Tyco common stock and a long-term debt financing to reduce our short-term debt balance. From December 31, 1996, to December 31, 1997, our short-term debt balance decreased $744 million. From 1996 to 1997, interest recorded on long-term debt increased $14 million or 13% due to the issuance of $520 million in senior unsecured notes.

   We had $16 million more in interest expense on short-term and other debt in 1996 than in 1995 because we used short-term debt to finance our investment in ADT and we issued Western Resources obligated mandatorily redeemable preferred securities of subsidiary trusts. We also recognized $10 million more long-term debt interest in 1996 compared to 1995 due to a higher revolving credit agreement balance.

   INCOME TAXES: Income taxes on the gain from the sale of Tyco common stock increased total income tax expense by approximately $345 million for 1997 compared to 1996. Income taxes did not vary significantly from 1995 to 1996.

   PREFERRED AND PREFERENCE DIVIDENDS: We redeemed all of our 8.50% preference stock due 2016 on July 1, 1996; therefore, 1997 preferred and preference dividends were $10 million lower compared to 1996. Preferred and preference dividends varied slightly from 1995 to 1996.


LIQUIDITY AND CAPITAL RESOURCES

   OVERVIEW: Most of our cash requirements consist of capital expenditures and maintenance costs associated with the electric utility business, continued growth in the security alarm monitoring business, payment of common stock dividends and investments in foreign power projects. Our ability to attract necessary financial capital on reasonable terms is critical to our overall business plan. Historically, we have paid for acquisitions with cash on hand, or the issuance of stock or short-term debt. Our ability to provide the cash, stock or debt to
<page30>

fund our capital expenditures depends upon many things, including available resources, our financial condition and current market conditions.

   As of December 31, 1997, we had $77 million in cash and cash equivalents.
We consider highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our cash and cash equivalents increased $73 million from December 31, 1996, due to cash held by Protection One. Other than operations, our primary source of short-term cash is from short-term bank loans, unsecured lines of credit and the sale of commercial paper. At December 31, 1997, we had approximately $237 million of short-term debt outstanding, of which $76 million was commercial paper. An additional $773 million of short-term debt was available from committed credit arrangements.

   Other funds are available to us from the sale of securities we register for sale with the Securities and Exchange Commission (SEC). As of December 31, 1997, these included $30 million of Western Resources first mortgage bonds which may also be issued as unsecured senior notes at our option, $50 million of KGE first mortgage bonds and approximately 11 million Western Resources common shares.

   Our embedded cost of long-term debt was 7.5% at December 31, 1997, a drop of 0.1% from December 31, 1996.

   CASH FLOWS FROM OPERATING ACTIVITIES: Cash provided by operations declined $355 million from 1996 primarily due to income taxes paid on the gain on the sale of Tyco stock. Individual items of working capital will vary with our normal business cycles and operations, including the timing of receipts and payments. Amortization of goodwill and subscriber accounts associated with the security alarm monitoring business increased, because security alarm monitoring operations were small during 1996.

   CASH FLOWS FROM INVESTING ACTIVITIES: Cash used in investing activities varies with the timing of capital expenditures, acquisitions and investments. For 1997, we had positive net cash flow from investing activities because of the receipt of approximately $1.5 billion in proceeds on the sale of Tyco common stock.

   We had two significant investing activities during 1997 which partially offset the proceeds from the sale of the Tyco common stock. We invested $484 million to acquire security alarm monitoring companies and accounts. We also invested approximately $31 million in international power projects in the People's Republic of China, the Republic of Turkey and Colombia.

   CASH FLOWS FROM FINANCING ACTIVITIES: We paid off $275 million borrowed under a multi-year revolving credit agreement with short-term debt in the first quarter of 1997.

   In August 1997, we issued $520 million in convertible first mortgage bonds. We used the proceeds, after expenses, to reduce short-term debt. In November 1997, we converted the first mortgage bonds into unsecured senior notes having the same principal amount, interest rate and maturity date as the first mortgage bonds. This conversion satisfied mortgage requirements to retire bonds in order to release our natural gas properties from the mortgage and contribute them to ONEOK (see Note 15).

   We used a portion of the proceeds from the sale of Tyco common stock to reduce short-term debt. In aggregate, our short-term debt has declined from $981 million at December 31, 1996, to $237 million at December 31, 1997.
<page31>

   CAPITAL STRUCTURE: Our capital structures at December 31, 1997, and 1996 were as follows:
                                                       1997        1996
      Common stock                                      45%         45%
      Preferred and preference stock                     2%          2%
      Western Resources obligated
        mandatorily redeemable preferred
        securities of subsidiary trust holding
        solely company subordinated debentures           5%          6%
      Long-term debt                                    48%         47%
      Total                                            100%        100%

   SECURITY RATINGS: Standard & Poor's Ratings Group (S&P), Fitch Investors Service (Fitch) and Moody's Investors Service (Moody's) are independent credit-rating agencies. These agencies rate our preferred equity and debt securities. These ratings indicate the agencies' assessment of our ability to pay interest, dividends and principal on these securities. These ratings affect how much we will have to pay as interest or dividends on securities we sell to obtain additional capital. The better the rating, the less we will have to pay on preferred equity and debt securities we sell.

   At December 31, 1997, ratings with these agencies were as follows:

                                                          Kansas Gas
                            Western        Western       and Electric
                           Resources'     Resources'       Company's
                            Mortgage      Short-term       Mortgage
                              Bond           Debt            Bond
         Rating Agency       Rating         Rating          Rating
         S&P                  A-             A-2             BBB+
         Fitch                A-             F-2             A-
         Moody's              A3             P-2             A3

   FUTURE CASH REQUIREMENTS: We believe that internally generated funds and new and existing credit agreements will be sufficient to meet our operating and capital expenditure requirements, debt service and dividend payments through the year 2000. Uncertainties affecting our ability to meet these requirements with internally generated funds include the effect of competition and inflation on operating expenses, sales volume, regulatory actions, compliance with future environmental regulations, the availability of generating units and weather.

   We believe that we will meet the needs of our electric utility customers without adding any major generation facilities in the next five years.

   Our business requires a significant capital investment. We currently expect that through the year 2000, we will need cash mostly for:

      - Ongoing utility construction and maintenance program designed to maintain and improve facilities providing electric service
      - Growth within the security alarm monitoring business, including acquisition of subscriber accounts
      - Investment opportunities in international power development projects and generation facilities
      -  Expansion of our nonregulated operations

   Capital expenditures for 1997 and anticipated capital expenditures for 1998 through 2000 are as follows:
<page32>

                             Security
                              Alarm
                  Electric  Monitoring  International   Other     Total
                                  (Dollars in Thousands)
   1997. . . . .  $159,800   $ 45,200      $30,500     $17,300  $252,800
   1998. . . . .   142,000    216,900       52,500      41,700   453,100
   1999. . . . .   121,400    263,200       79,200      11,700   475,500
   2000. . . . .   137,800    280,800        9,200         800   428,600

   Capital expenditures in 1997 included an additional $47 million in improvements to our natural gas system. Because we contributed our natural gas business net assets to ONEOK, we will not incur any direct capital expenditures related to that business in future years.
   "Electric" capital expenditures include the cost of nuclear fuel. "Security Alarm Monitoring" capital expenditures include anticipated acquisitions of subscriber accounts.

   "International" expenditures include commitments to international power development projects and generation facilities. "Other" primarily represents our commitments to our Affordable Housing Tax Credit program (AHTC). See discussion in "Other Information" below.

   These estimates are prepared for planning purposes and may be revised (see
Note 7). Electric expenditures will be significantly more than shown in the table above if we complete the merger with KCPL (see Note 5).

   Bond maturities and preference stock sinking fund requirements will require cash of approximately $303 million through the year 2002. Protection One is required to retire long-term debt of approximately $63 million through 1999.

   Our currently authorized quarterly dividend of 53 1/2 cents per common share or $2.14 on an annual basis is paid from our earnings. The payment of dividends is at the discretion of our board of directors. Each quarter, the board makes a determination on the amount of dividends to declare, considering such matters as future earnings expectations and our financial condition.


OTHER INFORMATION

   COMPETITION AND ENHANCED BUSINESS OPPORTUNITIES: The United States electric utility industry is evolving from a regulated monopolistic market to a competitive marketplace. The 1992 Energy Policy Act began deregulating the electricity industry. The Energy Policy Act permitted the Federal Energy Regulatory Commission (FERC) to order electric utilities to allow third parties the use of their transmission systems to sell electric power to wholesale customers. A wholesale sale is defined as a utility selling electricity to a "middleman", usually a city or its utility company, to resell to the ultimate retail customer. As part of the 1992 KGE merger, we agreed to open access of our transmission system for wholesale transactions. FERC also requires us to provide transmission services to others under terms comparable to those we provide to ourselves. During 1997, wholesale electric revenues represented approximately 12% of total electric revenues.

   Various states have taken steps to allow retail customers to purchase electric power from providers other than their local utility company. The Kansas Legislature has created a Retail Wheeling Task Force (the Task Force) to study the effects of a deregulated and competitive market for electric services.
<page33>

Legislators, regulators, consumer advocates and representatives from the electric industry make up the Task Force. The Task Force submitted a bill to the Kansas Legislature without recommendation. This bill seeks competitive retail electric service on July 1, 2001. The bill was introduced to the Kansas Legislature in the opening days of the 1998 legislative session, but is not expected to come to a vote this year. The Task Force also is evaluating how to recover certain investments in generation and related facilities which were approved and incurred under the existing regulatory model. Some of these investments may not be recoverable in a competitive marketplace. We have opposed the Task Force's bill for this reason. These unrecovered investments are commonly called "stranded costs." See "Stranded Costs" below for further discussion. Until a bill is passed by the Kansas Legislature, we cannot predict its impact on our company, but the impact could be material.

   We believe successful providers of energy in a deregulated market will provide energy-related services. We believe consumers will demand innovative options and insist on efficient products and services to meet their energy-related needs. We believe that our strong core utility business provides a platform to offer the efficient energy products and services that customers will desire. We continue to seek new ways to add value to the lives and businesses of our customers. We recognize that our current customer base must expand beyond our existing service area. We view every person in the United States and abroad as a potential customer.

   Increased competition for retail electricity sales may reduce future electric utility earnings compared to our historical electric utility earnings. After all electric rate decreases are implemented, our rates will range from 73% to 91% of the national average for retail customers. Because of these reduced rates, we expect to retain a substantial part of our current sales volume in a competitive environment. Finally, we believe the deregulated energy market may prove beneficial to us. We also plan to compensate for competitive pressure in our current regulated business with the nationwide security alarm monitoring services we offer to customers.

   While operating in this competitive environment may place pressure on our profit margins, common dividends and credit ratings, we expect it to create opportunities. Wholesale and industrial customers may pursue cogeneration, self-generation, retail wheeling, municipalization or relocation to other service territories in an attempt to cut their energy costs. Credit rating agencies are applying more stringent guidelines when rating utility companies due to increasing competition.

   We offer competitive electric rates for industrial improvement projects and economic development projects in an effort to maintain and increase electric load.

   In light of competitive developments, we are pursuing the following strategic plan:

            - Maintain a strong core energy business
            - Build a national branded presence
            - Create value through energy-related investments

   To better position ourselves for the competitive energy environment, we have consummated a strategic alliance with ONEOK (see Note 4), have acquired a controlling interest in Protection One (see Note 3) and continue to develop international power projects.

   STRANDED COSTS: The definition of stranded costs for a utility business is the investment in and carrying costs on property, plant and equipment and other regulatory assets which exceed the amount that can be recovered in a competitive market. We currently apply accounting standards that recognize the economic effects of rate regulation and record regulatory assets and liabilities related to our generation, transmission and distribution operations. If we determine
<page34>

that we no longer meet the criteria of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71), we may have a material extraordinary non-cash charge to operations. Reasons for discontinuing SFAS 71 accounting treatment include increasing competition that restricts our ability to charge prices needed to recover costs already incurred and a significant change by regulators from a cost-based rate regulation to another form of rate regulation. We periodically review SFAS 71 criteria and believe our net regulatory assets, including those related to generation, are probable of future recovery. If we discontinue SFAS 71 accounting treatment based upon competitive or other events, we may significantly impact the value of our net regulatory assets and our utility plant investments, particularly the Wolf Creek facility. See "Competition and Enhanced Business Opportunities" above for initiatives taken to restructure the electric industry in Kansas.

   Regulatory changes, including competition, could adversely impact our ability to recover our investment in these assets. As of December 31, 1997, we have recorded regulatory assets which are currently subject to recovery in future rates of approximately $380 million. Of this amount, $213 million is a receivable for income tax benefits previously passed on to customers. The remainder of the regulatory assets are items that may give rise to stranded costs including coal contract settlement costs, deferred employee benefit costs, deferred plant costs and debt issuance costs.

   In a competitive environment, we may not be able to fully recover our entire investment in Wolf Creek. We presently own 47% of Wolf Creek. Our ownership would increase to 94% if the KCPL merger is completed. We also may have stranded costs from an inability to recover our environmental remediation costs and long-term fuel contract costs in a competitive environment. If we determine that we have stranded costs and we cannot recover our investment in these assets, our future net utility income will be lower than our historical net utility income has been unless we compensate for the loss of such income with other measures.

   YEAR 2000 ISSUE: We are currently addressing the effect of the Year 2000 Issue on our reporting systems and operations. We face the Year 2000 Issue because many computer systems and applications abbreviate dates by eliminating the first two digits of the year, assuming that these two digits are always "19". On January 1, 2000, some computer programs may incorrectly recognize the date as January 1, 1900. Some computer systems may incorrectly process critical financial and operational information, or stop processing altogether because of the date abbreviation. Calculations using the year 2000 will affect computer applications before January 1, 2000.

   We have recognized the potential adverse effects the Year 2000 Issue could have on our company. In 1996, we established a formal Year 2000 remediation program to investigate and correct these problems in the main computer systems of our company. In 1997, we expanded the program to include all business units and departments of our company. The goal of our program is to identify and assess every critical system potentially affected by the year 2000 date change and to repair or replace those systems found to be incompatible with year 2000 dates.

   We plan to have our year 2000 readiness efforts substantially completed by the end of 1998. We expect no significant operational impact on our ability to serve our customers, pay suppliers, or operate other areas of our business.

   We currently estimate that total costs to update all of our systems for year 2000 compliance will be approximately $7 million. In 1997, we expensed approximately $3 million of these costs and based on what we now know, we expect to incur about $4 million in 1998 to complete our efforts.
<page35>

   AFFORDABLE HOUSING TAX CREDIT PROGRAM: We have received authorization from the KCC to invest up to $114 million in AHTC investments. An example of an AHTC project is housing for residents who are elderly or meet certain income requirements. At December 31, 1997, the company had invested approximately $17 million to purchase limited partnership interests. We are committed to investing approximately $55 million more in AHTC investments by January 1, 2000. These investments are accounted for using the equity method of accounting.
Based upon an order received from the KCC, income generated from the AHTC investments, primarily tax credits, will be used to offset costs associated with postretirement and postemployment benefits offered to our employees. Tax credits are recognized in the year generated.

   DECOMMISSIONING: Decommissioning is a nuclear industry term for the permanent shut-down of a nuclear power plant when the plant's license expires. The Nuclear Regulatory Commission (NRC) will terminate a plant's license and release the property for unrestricted use when a company has reduced the residual radioactivity of a nuclear plant to a level mandated by the NRC. The NRC requires companies with nuclear power plants to prepare formal financial plans. These plans ensure that funds required for decommissioning will be accumulated during the estimated remaining life of the related nuclear power plant.

   The SEC staff has questioned the way electric utilities recognize, measure and classify decommissioning costs for nuclear electric generating stations in their financial statements. In response to the SEC's questions, the Financial Accounting Standards Board is reviewing the accounting for closure and removal costs, including decommissioning of nuclear power plants. If current accounting practices for nuclear power plant decommissioning are changed, the following could occur:

      -  Our annual decommissioning expense could be higher than in 1997
      - The estimated cost for decommissioning could be recorded as a liability (rather than as accumulated depreciation)
      - The increased costs could be recorded as additional investment in the Wolf Creek plant

   We do not believe that such changes, if required, would adversely affect our operating results due to our current ability to recover decommissioning costs through rates. (See Note 7).

   REGULATORY ISSUES: On November 27, 1996, the KCC issued a Suspension Order and on December 3, 1996, the KCC issued an order which suspended, subject to refund, the collection of costs related to purchases from Kansas Pipeline Partnership included in our cost of natural gas. On November 25, 1997, the KCC issued its order lifting the suspension and closing the docket.

   PRONOUNCEMENT ISSUED BUT NOT YET EFFECTIVE: In January 1998, the company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). This statement establishes standards for public business enterprises to report information about operating segments in interim and annual financial statements. Interim disclosure requirements are not required until 1999. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Adoption of the disclosure requirements of SFAS 131 will impact the presentation of the company's business segments.
<page36>


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable.

<page37>


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS                                                        PAGE

Report of Independent Public Accountants                                  39

Financial Statements:

     Consolidated Balance Sheets, December 31, 1997 and 1996              40
     Consolidated Statements of Income for the years ended
       December 31, 1997, 1996 and 1995                                   41
     Consolidated Statements of Cash Flows for the years ended
       1997, 1996 and 1995                                                42
     Consolidated Statements of Cumulative Preferred and
       Preference Stock, December 31, 1997 and 1996                       43
     Consolidated Statements of Common Shareowners' Equity for
       the years ended December 31, 1997, 1996 and 1995                   44
     Notes to Consolidated Financial Statements                           45


SCHEDULES OMITTED

   The following schedules are omitted because of the absence of the conditions under which they are required or the information is included in the financial statements and schedules presented:

   I, II, III, IV, and V.

<page38>


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareowners and Board of Directors of Western Resources, Inc.:

   We have audited the accompanying consolidated balance sheets and statements of cumulative preferred and preference stock of Western Resources, Inc., and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows, and common shareowners' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Western Resources, Inc., and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                            ARTHUR ANDERSEN LLP
Kansas City, Missouri,
  January 29, 1998

<page39>

                                      WESTERN RESOURCES, INC.
                                    CONSOLIDATED BALANCE SHEETS
                                      (Dollars in Thousands)

                                                                       December 31,
                                                                  1997              1996
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . .    $   76,608        $    3,724
  Accounts receivable (net) . . . . . . . . . . . . . . . .       325,043           318,966
  Inventories and supplies (net). . . . . . . . . . . . . .        86,398           135,255
  Marketable securities . . . . . . . . . . . . . . . . . .        75,258              -
  Prepaid expenses and other. . . . . . . . . . . . . . . .        25,483            36,503
    Total Current Assets. . . . . . . . . . . . . . . . . .       588,790           494,448

PROPERTY, PLANT AND EQUIPMENT, NET. . . . . . . . . . . . .     3,786,528         4,384,017

OTHER ASSETS:
  Investment in ADT . . . . . . . . . . . . . . . . . . . .          -              590,102
  Investment in ONEOK . . . . . . . . . . . . . . . . . . .       596,206              -
  Subscriber accounts . . . . . . . . . . . . . . . . . . .       549,152           265,530
  Goodwill (net). . . . . . . . . . . . . . . . . . . . . .       854,163           225,892
  Regulatory assets . . . . . . . . . . . . . . . . . . . .       380,421           458,296
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       221,700           229,496
    Total Other Assets. . . . . . . . . . . . . . . . . . .     2,601,642         1,769,316

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .    $6,976,960        $6,647,781

LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt. . . . . . . . . . .    $   21,217        $     -
  Short-term debt . . . . . . . . . . . . . . . . . . . . .       236,500           980,740
  Accounts payable. . . . . . . . . . . . . . . . . . . . .       151,166           180,540
  Accrued liabilities . . . . . . . . . . . . . . . . . . .       249,447           140,204
  Accrued income taxes. . . . . . . . . . . . . . . . . . .        27,360            27,053
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .        89,106            23,555
    Total Current Liabilities . . . . . . . . . . . . . . .       774,796         1,352,092

LONG-TERM LIABILITIES:
  Long-term debt (net). . . . . . . . . . . . . . . . . . .     2,181,855         1,681,583
  Western Resources obligated mandatorily redeemable
    preferred securities of subsidiary trusts holding
    solely company subordinated debentures. . . . . . . . .       220,000           220,000
  Deferred income taxes and investment tax credits. . . . .     1,065,565         1,235,900
  Minority interests. . . . . . . . . . . . . . . . . . . .       164,379             -
  Deferred gain from sale-leaseback . . . . . . . . . . . .       221,779           233,060
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       259,521           225,608
    Total Long-term Liabilities . . . . . . . . . . . . . .     4,113,099         3,596,151

COMMITMENTS AND CONTINGENCIES

SHAREOWNERS' EQUITY:
  Cumulative preferred and preference stock . . . . . . . .        74,858            74,858
  Common stock, par value $5 per share, authorized
    85,000,000 shares, outstanding 65,409,603 and
    64,625,259 shares, respectively . . . . . . . . . . . .       327,048           323,126
  Paid-in capital . . . . . . . . . . . . . . . . . . . . .       760,553           739,433
  Retained earnings . . . . . . . . . . . . . . . . . . . .       914,487           562,121
  Net change in unrealized gain on equity securities (net).        12,119              -
    Total Shareowners' Equity . . . . . . . . . . . . . . .     2,089,065         1,699,538

TOTAL LIABILITIES & SHAREOWNERS' EQUITY . . . . . . . . . .    $6,976,960        $6,647,781

The Notes to Consolidated Financial Statements are an integral part of this statement.

<page40>


                                     WESTERN RESOURCES, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                         (Dollars in Thousands, Except Per Share Amounts)

                                                                     Year Ended December 31,

                                                                1997         1996         1995
SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . .      $1,999,418   $2,038,281   $1,743,930
  Security. . . . . . . . . . . . . . . . . . . . . . .         152,347        8,546          344
    Total Sales . . . . . . . . . . . . . . . . . . . .       2,151,765    2,046,827    1,744,274

COST OF SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . .         928,324      879,328      658,935
  Security. . . . . . . . . . . . . . . . . . . . . . .          38,800        3,798           68
    Total Cost of Sales . . . . . . . . . . . . . . . .         967,124      883,126      659,003

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . .       1,184,641    1,163,701    1,085,271

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . .         383,912      374,369      351,589
  Depreciation and amortization . . . . . . . . . . . .         256,725      201,331      177,830
  Selling, general and administrative expense . . . . .         312,927      199,448      182,131
  Write-off of deferred merger costs. . . . . . . . . .          48,008         -            -
  Security asset impairment charge. . . . . . . . . . .          40,144         -            -
    Total Operating Expenses. . . . . . . . . . . . . .       1,041,716      775,148      711,550

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . .         142,925      388,553      373,721

OTHER INCOME (EXPENSE):
  Gain on sale of Tyco securities . . . . . . . . . . .         864,253         -            -
  Special charges from ADT. . . . . . . . . . . . . . .            -         (18,181)        -
  Investment earnings . . . . . . . . . . . . . . . . .          25,646       20,647         -
  Minority interest . . . . . . . . . . . . . . . . . .           4,737         -            -
  Other . . . . . . . . . . . . . . . . . . . . . . . .          28,403       12,841       18,657
    Total Other Income (Expense). . . . . . . . . . . .         923,039       15,307       18,657

INCOME BEFORE INTEREST AND TAXES. . . . . . . . . . . .       1,065,964      403,860      392,378

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . .         119,389      105,741       95,962
  Interest expense on short-term debt and other . . . .          73,836       46,810       30,360
    Total Interest Expense. . . . . . . . . . . . . . .         193,225      152,551      126,322

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . .         872,739      251,309      266,056

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . .         378,645       82,359       84,380

NET INCOME. . . . . . . . . . . . . . . . . . . . . . .         494,094      168,950      181,676

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . .           4,919       14,839       13,419

EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . .      $  489,175   $  154,111   $  168,257

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . .      65,127,803   63,833,783   62,157,125

BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . .      $     7.51   $     2.41   $     2.71

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . .      $     2.10   $     2.06   $     2.02

The Notes to Consolidated Financial Statements are an integral part of this statement.

<page41>

                                     WESTERN RESOURCES, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Dollars in Thousands)
                                                                   Year ended December 31,
                                                                1997         1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income. . . . . . . . . . . . . . . . . . . . . . . . $  494,094   $  168,950   $  181,676
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . .    256,725      201,331      177,830
  Gain on sale of securities. . . . . . . . . . . . . . . .   (864,253)        -            -
  Equity in earnings from investments . . . . . . . . . . .    (25,405)      (9,373)        -
  Write-off of deferred merger costs. . . . . . . . . . . .     48,008         -            -
  Security asset impairment charge. . . . . . . . . . . . .     40,144         -            -
  Changes in working capital items (net of effects
     from acquisitions):
    Accounts receivable, net. . . . . . . . . . . . . . . .     14,156      (47,474)     (37,532)
    Inventories and supplies. . . . . . . . . . . . . . . .      3,249       10,624         (715)
    Marketable securities . . . . . . . . . . . . . . . . .    (10,461)        -            -
    Prepaid expenses and other. . . . . . . . . . . . . . .      9,230      (14,900)       6,958
    Accounts payable. . . . . . . . . . . . . . . . . . . .    (48,298)      15,353       18,578
    Accrued liabilities . . . . . . . . . . . . . . . . . .     65,071       10,261       (5,079)
    Accrued income taxes. . . . . . . . . . . . . . . . . .      9,869       26,377      (14,209)
    Other . . . . . . . . . . . . . . . . . . . . . . . . .     (8,584)      (4,824)     (28,642)
  Changes in other assets and liabilities . . . . . . . . .    (69,353)     (87,285)       5,134
    Net cash flows (used in) from operating activities. . .    (85,808)     269,040      303,999

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property, plant and equipment (net). . . . .    210,738      195,602      232,252
  Customer account acquisitions . . . . . . . . . . . . . .     45,163         -            -
  Proceeds from sale of securities. . . . . . . . . . . . . (1,533,530)        -            -
  Security alarm monitoring acquisitions,
    net of cash acquired. . . . . . . . . . . . . . . . . .    438,717      368,535         -
  Purchase of ADT common stock. . . . . . . . . . . . . . .       -         589,362         -
  Other investments (net) . . . . . . . . . . . . . . . . .     45,318        6,563       15,408
    Net cash flows (from) used in investing activities. . .   (793,594)   1,160,062      247,660

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . .   (744,240)     777,290     (104,750)
  Proceeds of long-term debt. . . . . . . . . . . . . . . .    520,000      225,000       50,000
  Retirements of long-term debt . . . . . . . . . . . . . .   (293,977)     (16,135)        (105)
  Issuance of other mandatorily redeemable securities . . .       -         120,000      100,000
  Issuance of common stock (net). . . . . . . . . . . . . .     25,042       33,212       36,161
  Redemption of preference stock. . . . . . . . . . . . . .       -        (100,000)        -
  Cash dividends paid . . . . . . . . . . . . . . . . . . .   (141,727)    (147,035)    (137,946)
    Net cash flows (used in) from financing activities. . .   (634,902)     892,332      (56,640)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . .     72,884        1,310         (301)

CASH AND CASH EQUIVALENTS:
  Beginning of the period . . . . . . . . . . . . . . . . .      3,724        2,414        2,715
  End of the period . . . . . . . . . . . . . . . . . . . . $   76,608   $    3,724   $    2,414

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized). . . . . . . . . . . . . . . . . . . . . . $  193,468   $  170,635   $  136,526
  Income taxes. . . . . . . . . . . . . . . . . . . . . . .    404,548       66,692       84,811

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  During 1997, the company contributed the net assets of its natural gas business totaling approximately $594 million to ONEOK in exchange for an ownership interest of 45% in ONEOK.


The Notes to Consolidated Financial Statements are an integral part of this statement.

<page42>

                                      WESTERN RESOURCES, INC.
                CONSOLIDATED STATEMENTS OF CUMULATIVE PREFERRED AND PREFERENCE STOCK
                                      (Dollars in Thousands)
                                                                             December 31,
                                                                        1997            1996
CUMULATIVE PREFERRED AND PREFERENCE STOCK:
  Preferred stock not subject to mandatory redemption,
    Par value $100 per share, authorized 600,000 shares,
      Outstanding -
        4 1/2% Series, 138,576 shares . . . . . . . . . . . . .      $  13,858       $   13,858
        4 1/4% Series, 60,000 shares. . . . . . . . . . . . . .          6,000            6,000
        5% Series, 50,000 shares. . . . . . . . . . . . . . . .          5,000            5,000
                                                                        24,858           24,858
  Preference stock subject to mandatory redemption,
    Without par value, $100 stated value, authorized
      4,000,000 shares, outstanding -
        7.58% Series, 500,000 shares. . . . . . . . . . . . . .         50,000           50,000
TOTAL CUMULATIVE PREFERRED AND PREFERENCE STOCK . . . . . . . .      $  74,858      $    74,858


The Notes to Consolidated Financial Statements are an integral part of this statement.

<page43>

                                      WESTERN RESOURCES, INC.
                       CONSOLIDATED STATEMENTS OF COMMON SHAREOWNERS' EQUITY
                          (Dollars in Thousands, Except Per Share Amounts)


                                                                                      Unrealized
                                                                                       Gain on
                                                                                        Equity
                                                        Common   Paid-in   Retained   Securities
                                                        Stock    Capital   Earnings      (net)
BALANCE DECEMBER 31, 1994, 61,617,873 SHARES. . . . .  $308,089  $667,992  $498,374   $   -

Net income. . . . . . . . . . . . . . . . . . . . . .                       181,676

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                       (13,419)
  Common stock, $2.02 per share . . . . . . . . . . .                      (125,763)

Expenses on common stock. . . . . . . . . . . . . . .                (772)

Issuance of 1,238,088 shares of common stock. . . . .     6,191    30,742

BALANCE DECEMBER 31, 1995, 62,855,961 SHARES. . . . .   314,280   697,962   540,868       -

Net income. . . . . . . . . . . . . . . . . . . . . .                       168,950

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                       (14,839)
  Common stock, $2.06 per share . . . . . . . . . . .                      (131,611)

Issuance of 1,769,298 shares of common stock. . . . .     8,846    41,471    (1,247)

BALANCE DECEMBER 31, 1996, 64,625,259 SHARES. . . . .   323,126   739,433   562,121       -

Net income. . . . . . . . . . . . . . . . . . . . . .                       494,094

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                        (4,919)
  Common stock, $2.10 . . . . . . . . . . . . . . . .                      (136,809)

Expenses on common stock. . . . . . . . . . . . . . .                  (5)

Issuance of 784,344 shares of common stock. . . . . .     3,922    21,125

Net change in unrealized gain on equity securities
  (net of tax effect of $13,129). . . . . . . . . . .                                   12,119

BALANCE DECEMBER 31, 1997, 65,409,603 SHARES. . . . .  $327,048  $760,553  $914,487  $  12,119


The Notes to Consolidated Financial Statements are an integral part of this statement.

<page44>


                           WESTERN RESOURCES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Description of Business: Western Resources, Inc. (the company) is a publicly traded holding company. The company's primary business activities are providing electric generation, transmission and distribution services to approximately 614,000 customers in Kansas; providing security alarm monitoring services to approximately 950,000 customers located throughout the United States, providing natural gas transmission and distribution services to approximately 1.4 million customers in Oklahoma and Kansas through its investment in ONEOK Inc. (ONEOK) and investing in international power projects. Rate regulated electric service is provided by KPL, a division of the company and Kansas Gas and Electric Company (KGE), a wholly-owned subsidiary. Security services are primarily provided by Protection One, Inc. (Protection One), a publicly-traded, 82.4%-owned subsidiary.

   Principles of Consolidation: The company prepares its financial statements in conformity with generally accepted accounting principles. The accompanying consolidated financial statements include the accounts of Western Resources and its wholly-owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Common stock investments that are not majority-owned are accounted for using the equity method when the company's investment allows it the ability to exert significant influence.

   The company currently applies accounting standards for its rate regulated electric business that recognize the economic effects of rate regulation in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation", (SFAS 71) and, accordingly, has recorded regulatory assets and liabilities when required by a regulatory order or when it is probable, based on regulatory precedent, that future rates will allow for recovery of a regulatory asset.

   The financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, to disclose contingent assets and liabilities at the balance sheet dates and to report amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Cash and Cash Equivalents: The company considers highly liquid collateralized debt instruments purchased with a maturity of three months or less to be cash equivalents.

   Available-for-sale Securities: The company classifies marketable equity securities accounted for under the cost method as available-for-sale. These securities are reported at fair value based on quoted market prices. Unrealized gains and losses, net of the related tax effect, are reported as a separate component of shareowners' equity until realized.

   At December 31, 1997, an unrealized gain of $12 million (net of deferred taxes of $13 million) was included in shareowners' equity. These securities had a fair value of approximately $75 million and a cost of approximately $50 million at December 31, 1997. There were no available-for-sale securities held at December 31, 1996.

   Property, Plant and Equipment: Property, plant and equipment is stated at cost. For utility plant, cost includes contracted services, direct labor and materials, indirect charges for engineering, supervision, general and administrative costs and an allowance for funds used during construction (AFUDC).
<page45>

The AFUDC rate was 5.80% in 1997, 5.70% in 1996 and 6.31% in 1995. The cost of additions to utility plant and replacement units of property are capitalized. Maintenance costs and replacement of minor items of property are charged to expense as incurred. When units of depreciable property are retired, they are removed from the plant accounts and the original cost plus removal charges less salvage value are charged to accumulated depreciation.

   In accordance with regulatory decisions made by the KCC, the acquisition premium of approximately $801 million resulting from the acquisition of KGE in 1992 is being amortized over 40 years. The acquisition premium is classified as electric plant in service. Accumulated amortization through December 31, 1997 totaled $47.9 million.

   Depreciation: Utility plant is depreciated on the straight-line method at rates approved by regulatory authorities. Utility plant is depreciated on an average annual composite basis using group rates that approximated 2.89% during 1997, 2.97% during 1996 and 2.84% during 1995. Nonutility property, plant and equipment of approximately $20 million is depreciated on a straight-line basis over the estimated useful lives of the related assets.

   Fuel Costs: The cost of nuclear fuel in process of refinement, conversion, enrichment and fabrication is recorded as an asset at original cost and is amortized to expense based upon the quantity of heat produced for the generation of electricity. The accumulated amortization of nuclear fuel in the reactor at December 31, 1997 and 1996, was $20.9 million and $25.3 million, respectively.

   Subscriber Accounts: The direct costs incurred to install a security system for a customer are capitalized. These costs include the costs of accounts purchased, the estimated fair value at the date of the acquisition for accounts acquired in business combinations, equipment, direct labor and other direct costs for internally generated accounts. These costs are amortized on a straight-line basis over the average expected life of a subscriber account, currently ten years. It is the company's policy to periodically evaluate subscriber account attrition utilizing historical attrition experience.

   Goodwill: Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is generally amortized on a straight-line basis over 40 years.

   Regulatory Assets and Liabilities: Regulatory assets represent probable future revenue associated with certain costs that will be recovered from customers through the ratemaking process. The company has recorded these regulatory assets in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." If the company were required to terminate application of that statement for all of its regulated operations, the company would have to record the amounts of all regulatory assets and liabilities in its Consolidated Statements of Income at that time. The company's earnings would be reduced by the total net amount in the table below, net of applicable income taxes. Regulatory assets reflected in the consolidated financial statements at December 31, 1997 are as follows:
<page46>

     December 31,                                1997          1996
                                               (Dollars in Thousands)
     Recoverable taxes. . . . . . . . . . . .  $212,996      $217,257
     Debt issuance costs. . . . . . . . . . .    75,336        78,532
     Deferred employee benefit costs. . . . .    37,875        40,834
     Deferred plant costs . . . . . . . . . .    30,979        31,272
     Coal contract settlement costs . . . . .    16,032        21,037
     Other regulatory assets. . . . . . . . .     7,203         8,794
     Phase-in revenues. . . . . . . . . . . .      -           26,317
     Deferred cost of natural gas purchased .      -           21,332
     Service line replacement . . . . . . . .      -           12,921
      Total regulatory assets . . . . . . . .  $380,421      $458,296

   Recoverable income taxes: Recoverable income taxes represent amounts due from customers for accelerated tax benefits which have been flowed through to customers and are expected to be recovered when the accelerated tax benefits reverse.

   Debt issuance costs: Debt reacquisition expenses are amortized over the remaining term of the reacquired debt or, if refinanced, the term of the new debt. Debt issuance costs are amortized over the term of the associated debt.

   Deferred employee benefit costs: Deferred employee benefit costs will be recovered from income generated from the company's Affordable Housing Tax Credit (AHTC) investment program.
   Deferred plant costs: Disallowances related to the Wolf Creek nuclear generating facility.

   Coal contract settlement costs: The company deferred costs associated with the termination of certain coal purchase contracts. These costs are being
amortized      over periods ending in 2002 and 2013.

   The company expects to recover all of the above regulatory assets in rates. The regulatory assets noted above, with the exception of some coal contract settlement costs and debt issuance costs, other than the refinancing of the La Cygne 2 lease, are not included in rate base and, therefore, do not earn a return. On November 30, 1997, deferred costs associated with the service line replacement program and the deferred cost of natural gas purchased were transferred to ONEOK. Phase-in revenues were fully amortized in 1997.

   Minority Interests: Minority interests represent the minority shareowner's proportionate share of the shareowners' equity and net income of Protection One.

   Sales: Energy sales are recognized as services are rendered and include estimated amounts for energy delivered but unbilled at the end of each year. Unbilled revenue of $37 million and $83 million is recorded as a component of accounts receivable (net) on the Consolidated Balance Sheets at December 31, 1997 and 1996, respectively. Security sales are recognized when installation of an alarm system occurs and when monitoring or other security-related services are provided.

   The company's allowance for doubtful accounts receivable totaled $23.4 million, which included approximately $20 million of Protection One allowance for doubtful accounts receivable, and $6.3 million at December 31, 1997 and 1996, respectively.

   Income Taxes: Deferred tax assets and liabilities are recognized for temporary differences in amounts recorded for financial reporting purposes and their respective tax bases. Investment tax credits previously deferred are being
<page47>

amortized to income over the life of the property which gave rise to the credits.

   Affordable Housing Tax Credit Program (AHTC): The company has received authorization from the KCC to invest up to $114 million in AHTC investments. At December 31, 1997, the company had invested approximately $17 million to purchase AHTC investments in limited partnerships. The company is committed to investing approximately $55 million more in AHTC investments by January 1, 2000. These investments are accounted for using the equity method. Based upon an order received from the KCC, income generated from the AHTC investment, primarily tax credits, will be used to offset costs associated with postretirement and postemployment benefits offered to the company's employees. Tax credits are recognized in the year generated.

   Risk Management: To minimize the risk from market fluctuations in the price of electricity, the company utilizes financial and commodity instruments (derivatives) to reduce price risk. Gains or losses on derivatives associated with firm commitments are generally recognized as adjustments to cost of sales or revenues when the associated transactions affect earnings. Gains or losses on derivatives associated with forecasted transactions are generally recognized when such forecasted transactions affect earnings.

   New Pronouncements: In 1997, the company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Basic earnings per share is calculated based upon the average weighted number of common shares outstanding during the period. There were no significant amounts of dilutive securities outstanding at December 31, 1997, 1996 and 1995.

   Effective January 1, 1997, the company adopted the provisions of Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities". This statement provides authoritative guidance for recognition, measurement, display and disclosure of environmental remediation liabilities in financial statements. Adoption of this statement did not have a material adverse effect upon the company's overall financial position or results of operations.

   Reclassifications: Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.


2.  GAIN ON SALE OF EQUITY SECURITIES

   During 1996, the company acquired 27% of the common shares of ADT Limited, Inc. (ADT) and made an offer to acquire the remaining ADT common shares. ADT rejected this offer and in July 1997, ADT merged with Tyco International Ltd.
(Tyco). ADT and Tyco completed their merger by exchanging ADT common stock for Tyco common stock.

   Following the ADT and Tyco merger, the company's equity investment in ADT became an available-for-sale security. During the third quarter of 1997, the company sold its Tyco common shares for approximately $1.5 billion. The company recorded a pre-tax gain of $864 million on the sale and recorded tax expense of approximately $345 million in connection with this gain.


3.  SECURITY ALARM MONITORING BUSINESS PURCHASES

   In 1997 the company acquired three monitored security alarm companies. Each acquisition was accounted for as a purchase and, accordingly, the operating results for each acquired company have been included in the company's consolidated financial statements since the date of acquisition. Preliminary purchase price allocations have been made based upon the fair value of the net
<page48>

assets acquired. The company acquired Network Multi-Family Security Corporation (Network Multi-Family) in September, 1997 for approximately $171 million and acquired Centennial Holdings, Inc. (Centennial) in November 1997 for approximately $94 million. The company also acquired an approximate 82.4% equity interest in Protection One in November 1997.

   Protection One is a publicly traded security company. The company paid approximately $258 million in cash and contributed all of its existing security business net assets, other than Network Multi-Family, in exchange for its ownership interest in Protection One. Amounts contributed included funds used to pay existing Protection One common shareowners, option holders and warrant holders a dividend of $7.00 per common share. The company has an option to purchase up to 2.8 million additional common shares of Protection One for $15.50 per share. The option period extends to a date not later than October 31, 1999. The company assigned approximately $278 million of the total purchase price to subscriber accounts and approximately $620 million to goodwill in connection with these security acquisitions. The subscriber accounts are being amortized over ten years and goodwill is being amortized over 40 years.

   Consideration paid, assets acquired and liabilities assumed in connection with these security acquisitions is summarized as follows:

                                            (Dollars in Thousands)
      Fair value of assets acquired,
            net of cash acquired . . . . .        $1,001,094
      Cash paid, net of cash acquired
            of $88,822 . . . . . . . . . .          (438,717)
              Total liabilities assumed. .        $  562,377

   The following unaudited, pro forma information for the company's security business segment has been prepared assuming the Centennial, Network Multi-Family and Protection One acquisitions occurred at the beginning of each period.

                                         1997         1996
                                      (Dollars in Thousands,
                                       except per share data)
          Net Revenues. . . . . . .    $284,411     $241,841
          Net Loss. . . . . . . . .     (47,290)     (24,762)
          Net Loss per Share. . . .      ($0.73)      ($0.39)

   The pro forma financial information is not necessarily indicative of the results of operations had the entities been combined for the entire period, nor do they purport to be indicative of results which will be obtained in the future.

   In December 1997, Protection One recorded a special non-recurring charge of approximately $40 million. Approximately $28 million of this charge reflects the elimination of redundant facilities and activities and the write-off of inventory and other assets which are no longer of continuing value to Protection One. The remaining $12 million of this charge reflects the estimated costs to transition all security alarm monitoring operations to the Protection One brand. Protection One intends to complete these exit activities by the fourth quarter of 1998.

   In January 1998, Protection One announced that it will acquire the monitored security alarm business of Multimedia Security Services, Inc. (Multimedia Security) for approximately $220 million in cash. The acquisition is expected to close in the first quarter of 1998. Multimedia Security has approximately 140,000 subscribers concentrated primarily in California, Florida, Kansas, Oklahoma and Texas.
<page49>

   On February 4, 1998, Protection One exercised its option to acquire the stock of Network Holdings, Inc., the parent company of Network Multi-Family, from the company for approximately $178 million. The company expects Protection One to borrow money from a revolving credit agreement provided by Westar Capital, a subsidiary of Western Resources, to purchase Network Multi-Family.


4.  STRATEGIC ALLIANCE WITH ONEOK INC.

   In November 1997, the company completed its strategic alliance with ONEOK. The company contributed substantially all of its regulated and non-regulated natural gas business to ONEOK in exchange for a 45% ownership interest in ONEOK.

   The company's ownership interest in ONEOK is comprised of approximately 3.1 million common shares and approximately 19.9 million convertible preferred shares. If all the preferred shares were converted, the company would own approximately 45% of ONEOK's common shares presently outstanding. The agreement with ONEOK allows the company to appoint two members to ONEOK's board of directors. The company will account for its common ownership in accordance with the equity method of accounting. Subsequent to the formation of the strategic alliance, the consolidated energy revenues, related cost of sales and operating expenses for the company's natural gas business have been replaced by investment earnings in ONEOK.


5.  MERGER AGREEMENT WITH KANSAS CITY POWER & LIGHT COMPANY

   The original merger agreement signed with KCPL on February 7, 1997 is currently being renegotiated and the regulatory approval process for the original merger agreement has been suspended. In December 1997, representatives of our financial advisor indicated that they believed it was unlikely that they would be in a position to issue a required fairness opinion for the merger on the basis of the previously announced terms. The company cannot predict the timing or the ultimate outcome of these discussions.

   Given the status of the KCPL transaction, we have reviewed the deferred costs and have determined that for accounting purposes, $48 million of the deferred costs should be expensed. These costs were expensed in the fourth quarter of 1997.


6.  INVESTMENTS IN SUBSIDIARIES

   The consolidated financial statements include the company's equity investments in ONEOK, Guardian International (Guardian) and Onsite Energy Corporation (Onsite). The company's equity investments, net of the amortization of goodwill in these entities, at December 31, 1997 and equity in earnings in 1997, are as follows:

                              Ownership                      Equity
                              Percentage    Investment    in Earnings
                                      (Dollars in Thousands)

ONEOK Inc. (1). . . . . . .     45%          $596,206        $1,970
Guardian (2). . . . . . . .     41%             9,174           $25
Onsite (3). . . . . . . . .     30%             3,312             -


(1) Includes equity earnings on the company's common stock investment between ONEOK and the company.
<page 50>

(2) The company acquired a common and convertible preferred stock interest in Guardian, a Florida-based security alarm monitoring company, during October 1997, in exchange for cash.

(3) The company acquired a common and convertible preferred stock interest in Onsite, a California energy services company, during October, 1997, in exchange for cash and certain energy service assets of the company.

   Summarized combined financial information for the company's equity investments is presented below.

                                        December 31, 1997
                                      (Dollars in Thousands)
         Balance Sheet:
          Current assets . . . . . . .     $  535,348
          Non-current assets . . . . .      1,771,900
          Current liabilities. . . . .        445,770
          Non-current liabilities. . .        737,975
          Equity . . . . . . . . . . .      1,123,503

                                           Year ended
                                        December 31, 1997
                                      (Dollars in Thousands)
         Income Statement:
          Revenues . . . . . . . . . .     $1,241,164
          Operating expenses . . . . .      1,147,866
          Net income . . . . . . . . .         57,248

   Balance sheet and income statement information is presented as of and for the most recent twelve-month period for which public information is available. ONEOK's balance sheet and income statement information is presented as of and for the twelve months ended November 30, 1997. Guardian and Onsite's balance sheet and income statement information is presented as of and for the twelve months ended September 30, 1997. The company cannot give any assurance as to the accuracy of the public information so obtained.

   During 1997, the company's equity investment in ADT was converted to an
available-for-sale security investment in Tyco.   The company recognized equity
in earnings from the ADT investment of $24 million and $7 million in 1997 and 1996, respectively. At December 31, 1996, the company's 27% investment in ADT was approximately $597 million.


7.  COMMITMENTS AND CONTINGENCIES

   As part of its ongoing operations and construction program, the company has commitments under purchase orders and contracts which have an unexpended balance of approximately $87.8 million at December 31, 1997.

   International Power Project Commitments: The company has ownership interests in international power generation projects under construction in Colombia and the Republic of Turkey and in existing power generation facilities in the People's Republic of China. In 1998, commitments are not expected to exceed $53 million. Currently, equity commitments beyond 1998 approximate $88 million.

   Manufactured Gas Sites: The company has been associated with 15 former manufactured gas sites located in Kansas which may contain coal tar and other potentially harmful materials. The company and the Kansas Department of Health
<page51>

and Environment (KDHE) entered into a consent agreement governing all future work at the 15 sites. The terms of the consent agreement will allow the company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. At December 31, 1997, the costs incurred for preliminary site investigation and risk assessment have been minimal. In accordance with the terms of the strategic alliance with ONEOK, ownership of twelve of these sites and the responsibility for clean-up of these sites were transferred to ONEOK. The ONEOK agreement limits our future liability to an immaterial amount. Our share of ONEOK income could be impacted by these costs.

   Clean Air Act: The company must comply with the provisions of The Clean Air Act Amendments of 1990 that require a two-phase reduction in certain emissions. The company has installed continuous monitoring and reporting equipment to meet the acid rain requirements. The company does not expect material capital expenditures to be required to meet Phase II sulfur dioxide and nitrogen oxide requirements.

   Decommissioning: The company accrues decommissioning costs over the expected life of the Wolf Creek generating facility. The accrual is based on estimated unrecovered decommissioning costs which consider inflation over the remaining estimated life of the generating facility and are net of expected earnings on amounts recovered from customers and deposited in an external trust fund.

   In February 1997, the KCC approved the 1996 Decommissioning Cost Study. Based on the study, the company's share of Wolf Creek's decommissioning costs, under the immediate dismantlement method, is estimated to be approximately $624 million during the period 2025 through 2033, or approximately $192 million in 1996 dollars. These costs were calculated using an assumed inflation rate of 3.6% over the remaining service life from 1996 of 29 years.

   Decommissioning costs are currently being charged to operating expenses in accordance with the prior KCC orders. Electric rates charged to customers provide for recovery of these decommissioning costs over the life of Wolf Creek. Amounts expensed approximated $3.7 million in 1997 and will increase annually to $5.6 million in 2024. These expenses are deposited in an external trust fund. The average after tax expected return on trust assets is 5.7%.

   The company's investment in the decommissioning fund, including reinvested earnings approximated $43.5 million and $33.0 million at December 31, 1997 and December 31, 1996, respectively. Trust fund earnings accumulate in the fund balance and increase the recorded decommissioning liability.

   The SEC staff has questioned the way electric utilities recognize, measure and classify decommissioning costs for nuclear electric generating stations in their financial statements. In response to the SEC's questions, the Financial Accounting Standards Board is reviewing the accounting for closure and removal costs, including decommissioning of nuclear power plants. If current accounting practices for nuclear power plant decommissioning are changed, the following could occur:

           - The company's annual decommissioning expense could be higher than in 1997
           - The estimated cost for decommissioning could be recorded as a liability (rather than as accumulated depreciation)
           - The increased costs could be recorded as additional investment in the Wolf Creek plant

   The company does not believe that such changes, if required, would adversely affect its operating results due to its current ability to recover decommissioning costs through rates.
<page52>

   Nuclear Insurance: The company carries premature decommissioning insurance which has several restrictions. One of these is that it can only be used if Wolf Creek incurs an accident exceeding $500 million in expenses to safely stabilize the reactor, to decontaminate the reactor and reactor station site in accordance with a plan approved by the Nuclear Regulatory Commission (NRC) and to pay for on-site property damages. This decommissioning insurance will only be available if the insurance funds are not needed to implement the NRC-approved plan for stabilization and decontamination.

   The Price-Anderson Act limits the combined public liability of the owners of nuclear power plants to $8.9 billion for a single nuclear incident. If this liability limitation is insufficient, the U.S. Congress will consider taking whatever action is necessary to compensate the public for valid claims. The Wolf Creek owners (Owners) have purchased the maximum available private insurance of $200 million. The remaining balance is provided by an assessment plan mandated by the NRC. Under this plan, the Owners are jointly and severally subject to a retrospective assessment of up to $79.3 million ($37.3 million, company's share) in the event there is a major nuclear incident involving any of the nation's licensed reactors. This assessment is subject to an inflation adjustment based on the Consumer Price Index and applicable premium taxes.
There is a limitation of $10 million ($4.7 million, company's share) in retrospective assessments per incident, per year.

   The Owners carry decontamination liability, premature decommissioning liability and property damage insurance for Wolf Creek totaling approximately $2.8 billion ($1.3 billion, company's share). This insurance is provided by Nuclear Electric Insurance Limited (NEIL). In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination. The company's share of any remaining proceeds can be used for property damage or premature decommissioning costs. Premature decommissioning coverage applies only if an accident at Wolf Creek exceeds $500 million in property damage and decommissioning expenses and only after trust funds have been exhausted.

   The Owners also carry additional insurance with NEIL to cover costs of replacement power and other extra expenses incurred during a prolonged outage resulting from accidental property damage at Wolf Creek. If losses incurred at any of the nuclear plants insured under the NEIL policies exceed premiums, reserves and other NEIL resources, the company may be subject to retrospective assessments under the current policies of approximately $9 million per year.

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

   Fuel Commitments: To supply a portion of the fuel requirements for its generating plants, the company has entered into various commitments to obtain nuclear fuel and coal. Some of these contracts contain provisions for price escalation and minimum purchase commitments. At December 31, 1997, Wolf Creek's nuclear fuel commitments (company's share) were approximately $9.9 million for uranium concentrates expiring at various times through 2001, $35.1 million for enrichment expiring at various times through 2003 and $67.4 million for fabrication through 2025.

   At December 31, 1997, the company's coal contract commitments in 1997 dollars under the remaining terms of the contracts were approximately $2.4 billion. The largest coal contract expires in 2020, with the remaining coal contracts expiring at various times through 2013.
<page54>


8.  RATE MATTERS AND REGULATION

   KCC Rate Proceedings: In January 1997, the KCC approved an agreement that reduced electric rates for both KPL and KGE. Significant terms of the agreement are as follows:

    - The company made permanent an interim $8.7 million rate reduction implemented by KGE in May 1996. This reduction was effective February 1, 1997.
    - The company reduced KGE's annual rates by $36 million effective February 1, 1997.
    - The company reduced KPL's annual rates by $10 million effective February 1, 1997.
    - The company rebated $5 million to all of it electric customers in January 1998.
    - The company will reduce KGE's annual rates by an additional $10 million on June 1, 1998.
    - The company will rebate an additional $5 million to all of its electric customers in January 1999.
    - The company will reduce KGE's annual rates by an additional $10 million on June 1, 1999.

   All rate decreases are cumulative. Rebates are one-time events and do not influence future rates.


9.  LEGAL PROCEEDINGS

   On January 8, 1997, Innovative Business Systems, Ltd. (IBS) filed suit against the company and Westinghouse Electric Corporation (WEC), Westinghouse Security Systems, Inc. (WSS) and WestSec, Inc. (WestSec), a wholly-owned subsidiary of the company established to acquire the assets of WSS, in Dallas County, Texas district court (Cause No 97-00184) alleging, among other things, breach of contract by WEC and interference with contract against the company in connection with the sale by WEC of the assets of WSS to the company. IBS claims that WEC improperly transferred software owned by IBS to the company and that the company is not entitled to its use. The company has demanded WEC defend and indemnify it. WEC and the company have denied IBS' allegations and are vigorously defending against them. Management does not believe that the ultimate disposition of this matter will have a material adverse effect upon the company's overall financial condition or results of operations.

   The company and its subsidiaries are involved in various other legal, environmental and regulatory proceedings. Management believes that adequate provision has been made and accordingly believes that the ultimate dispositions of these matters will not have a material adverse effect upon the company's overall financial position or results of operations.


10.  EMPLOYEE BENEFIT PLANS

   Pension: The company maintains qualified noncontributory defined benefit pension plans covering substantially all utility employees. Pension benefits are based on years of service and the employee's compensation during the five highest paid consecutive years out of ten before retirement. The company's policy is to fund pension costs accrued, subject to limitations set by the Employee Retirement
<page54>

Income Security Act of 1974 and the Internal Revenue Code.

   Salary Continuation: The company maintains a non-qualified Executive Salary Continuation Program for the benefit of certain management employees, including executive officers.

   The following tables provide information on the components of pension and salary continuation costs funded status and actuarial assumptions for the company:

Year Ended December 31,                1997          1996        1995
                                           (Dollars in Thousands)
SFAS 87 Expense:
  Service cost. . . . . . . . . .    $ 11,337     $ 11,644     $ 11,059
  Interest cost on projected
    benefit obligation. . . . . .      35,836       34,003       32,416
  (Gain) loss on plan assets. . .    (113,287)     (65,799)    (102,731)
  Deferred investment gain (loss)      73,731       30,119       70,810
  Net amortization. . . . . . . .       1,084        2,140        1,132
  Other . . . . . . . . . . . . .         519         -            -
      Net expense . . . . . . . .    $  9,220     $ 12,107     $ 12,686

December 31,                           1997         1996         1995
                                           (Dollars in Thousands)
Reconciliation of Funded Status:
  Actuarial present value of
    benefit obligations:
      Vested . . . . . . . . . . .   $365,809     $347,734     $331,027
      Non-vested . . . . . . . . .     21,024       23,220       21,775
        Total. . . . . . . . . . .   $386,833     $370,954     $352,802

Plan assets (principally debt
  and equity securities) at
  fair value . . . . . . . . . . .   $584,792     $495,993     $444,608
Projected benefit obligation . . .    462,964      483,862      456,707
Funded status. . . . . . . . . . .    121,828       12,131      (12,099)
Unrecognized transition asset. . .       (369)        (448)        (527)
Unrecognized prior service costs .     39,763       62,434       57,087
Unrecognized net (gain). . . . . .   (193,313)    (103,132)     (75,312)
  Accrued liability. . . . . . . .   $(32,091)    $(29,015)    $(30,851)

Year Ended December 31,                1997          1996         1995
Actuarial Assumptions:
  Discount rate. . . . . . . . . .       7.5%          7.5%         7.5%
  Annual salary increase rate. . .  3.5-4.75%         4.75%        4.75%
  Long-term rate of return . . . .  9.0-9.25%      8.5-9.0%     8.5-9.0%

   Postretirement and Postemployment Benefits: The company accrues the cost of postretirement benefits, primarily medical benefit costs, during the years an employee provides service. The company accrues postemployment benefits when the liability has been incurred.

   Based on actuarial projections and adoption of the transition method of implementation which allows a 20-year amortization of the accumulated benefit obligation, postretirement benefits expense approximated $16.6 million, $16.4 million and $15.0 million for 1997, 1996 and 1995, respectively. The company's total postretirement benefit obligation approximated $83.7 million and $123.0 million at December 31, 1997 and 1996, respectively. The following table
<page55>

summarizes the status of the company's postretirement benefit plans for financial statement purposes and the related amounts included in the Consolidated Balance Sheets:

December 31,                                  1997         1996         1995
                                                (Dollars in Thousands)
Reconciliation of Funded Status:
  Actuarial present value of postretirement
  benefit obligations:
    Retirees. . . . . . . . . . . . . .     $ 53,910     $ 76,588     $ 81,402
    Active employees fully eligible . .        6,814       10,060        7,645
    Active employees not fully eligible       22,949       36,345       34,144
      Total . . . . . . . . . . . . . .       83,673      122,993      123,191
Fair value of plan assets . . . . . . .          118           78           46
Funded status . . . . . . . . . . . . .      (83,555)    (122,915)    (123,145)
Unrecognized prior service cost . . . .       (4,592)      (8,157)      (8,900)
Unrecognized transition obligation. . .       60,146      104,920      111,443
Unrecognized net (gain) . . . . . . . .         (828)      (8,137)      (7,271)
Accrued postretirement benefit costs        $(28,829)    $(34,289)    $(27,873)

Year Ended December 31,                       1997         1996         1995
Actuarial Assumptions:
  Discount rate . . . . . . . . . . . .       7.5%         7.5%         7.5%
  Annual salary increase rate . . . . .      4.75%        4.75%        4.75%
  Expected rate of return . . . . . . .       9.0%         9.0%         9.0%

   For measurement purposes, an annual health care cost growth rate of 9% was assumed for 1997, decreasing one percent per year to five percent in 2001 and thereafter. The health care cost trend rate has a significant effect on the projected benefit obligation. Increasing the trend rate by one percent each year would increase the present value of the accumulated projected benefit obligation by $3.5 million and the aggregate of the service and interest cost components by $0.3 million.

   In accordance with an order from the KCC, the company has deferred postretirement and postemployment expenses in excess of actual costs paid. In 1997 the company received authorization from the KCC to invest in AHTC investments. Income from the AHTC investments will be used to offset the deferred and incremental costs associated with postretirement and postemployment benefits offered to the company's employees. The income generated from the AHTC investments replaces the income stream from COLI contracts purchased in 1992 and 1993 which was used for the same purpose.

   Savings: The company maintains savings plans in which substantially all employees participate. The company matches employees' contributions up to specified maximum limits. The funds of the plans are deposited with a trustee and invested at each employee's option in one or more investment funds, including a company stock fund. The company's contributions were $5.0 million, $4.6 million and $5.1 million for 1997, 1996 and 1995, respectively.

   Protection One also maintains a savings plan. Contributions, made at Protection One's election, are allocated among participants based upon the respective contributions made by the participants through salary reductions during the year. Protection One's matching contributions may be made in Protection One common stock, in cash or in a combination of both stock and cash. Protection One's matching contribution to the plan for 1997 was $34,000.

   Protection One maintains a qualified employee stock purchase plan that allows eligible employees to acquire shares of Protection One common shares at 85% of fair market value of the common stock. A total of 650,000 shares of common stock
<page 57>

have been reserved for issuance in this program.

   Stock Based Compensation Plans: The company has two stock-based compensation plans, a long-term incentive and share award plan (LTISA Plan) and a long-term incentive program (LTI Program). The company accounts for these plans under Accounting Principles Board Opinion No. 25 and the related Interpretations. Had compensation cost been determined pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the company would have recognized additional compensation costs during 1997, 1996 and 1995. However, recognition of the compensation costs would not have been material to the Consolidated Statements of Income nor would these costs have affected basic earnings per share.

   The LTISA Plan was implemented to help ensure that managers and board members (Plan Participants) were properly incented to increase shareowner value. It was established to replace the company's LTI Program, discussed below. Under the LTISA Plan, the company may grant awards in the form of stock options, dividend equivalents, share appreciation rights, restricted shares, restricted share units, performance shares and performance share units to Plan Participants. Up to three million shares of common stock may be granted under the LTISA Plan.

   The LTISA Plan granted 459,700 and 205,700 stock options and 459,700 and 205,700 dividend equivalents to Plan Participants during 1997 and 1996, respectively. The exercise price of the stock options granted was $30.75 and $29.25 in 1997 and 1996, respectively. These options vest in nine years. Accelerated vesting allows stock options to vest within three years, dependent upon certain company performance factors. The options expire in approximately ten years. The weighted-average grant-date fair value of the dividend equivalent was $6.21 and $5.82 in 1997 and 1996, respectively. The value of each dividend equivalent is calculated as a percentage of the accumulated dividends that would have been paid or payable on a share of company common stock. This percentage ranges from zero to 100%, based upon certain company performance factors. The dividend equivalents expire after nine years from the date of grant. All stock options and dividend equivalents granted were outstanding at December 31, 1997.

   The fair value of stock options and dividend equivalents were estimated on the date of grant using the Black-Scholes option-pricing model. The model assumed a dividend yield of 6.58% and 6.33%, expected volatility of 13.56% and 14.12%; and an expected life of 9.0 and 8.7 years for 1997 and 1996, respectively. Additionally, the stock option model assumed a risk-free interest rate of 6.72% and 6.45% for 1997 and 1996, respectively. The dividend equivalent model assumed a risk-free interest rate of 6.36% and 6.61% for 1997 and 1996, respectively, an award percentage of 100% and a dividend accumulation period of five years.

   The LTI Program is a performance-based stock plan which awards performance shares to executive officers (Program Participants) of the company equal in value to 10% of the officer's annual base compensation. Each performance share is equal in value to one share of the company's common stock. Each Program Participant may be entitled to receive a common stock distribution based on the value of performance shares awarded multiplied by a distribution percentage not to exceed 110%. This distribution percentage is based upon the Program Participants' and the company's performance. Program Participants also receive cash equivalent to dividends on common stock for performance shares awarded.

   In 1995, the company granted 14,756 performance shares, with a weighted-average fair value of $28.81. The fair value of each performance share is based on market price at the date of grant. No performance shares were granted in 1997 or 1996. At December 31, 1997, shares granted in 1995 no longer have a remaining contractual life and will be paid in March 1998.
<page57>


11. PROTECTION ONE STOCK WARRANTS AND OPTIONS

   Protection One has outstanding stock warrants and options which were considered reissued and exercisable upon the company's acquisition of Protection One on November 24, 1997. In lieu of adjusting the number of outstanding options and warrants, holders of options or warrants received a $7 per share equivalent cash payment in the acquisition. Stock option activity subsequent to the acquisition was as follows:

                                              Warrants
                                             and Options      Price Range
    Balance at November 24, 1997. . . . . .   2,198,389      $0.05-$16.375
    Granted . . . . . . . . . . . . . . . .        -              -
    Exercised . . . . . . . . . . . . . . .        (306)       $ 0.05
    Surrendered . . . . . . . . . . . . . .        -              -
    Balance at December 31, 1997. . . . . .   2,198,083      $0.05-$16.375


   Stock options and warrants outstanding at December 31, 1997 are as follows:

                            Number          Weighted         Weighted
         Range of         Outstanding        Average         Average
         Exercise            and          Remaining Life     Exercise
          Price           Exercisable        (Years)          Price

      $ 5.875-$ 9.125       244,560             8            $ 6.566
      $ 8.000-$10.313       444,000             8            $ 8.076
      $12.125-$16.375       148,000             8            $14.857
          $ 9.50            278,000             9            $ 9.50
          $15.00             50,000             9            $15.00
          $ 0.05              1,425             9            $ 0.05
          $ 3.633           103,697             4            $ 3.633
          $ 0.167           462,001             6            $ 0.167
          $ 6.60            466,400             8            $ 6.60

   The company holds a call option for an additional 2,750,238 shares of Protection One, exercisable at a price of $15.50. The option expires no later than October 31, 1999.

   Certain options outstanding have been issued as incentive awards to directors, officers, and key employees in accordance with Protection One's 1994 Stock Option Plan. Had the fair value based method been used to determine compensation expense for these stock options, recognition of the compensation costs would not have been material.


12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value as set forth in Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments".

   Cash and cash equivalents, short-term borrowings and variable-rate debt are carried at cost which approximates fair value. The decommissioning trust is recorded at fair value and is based on the quoted market prices at December 31, 1997 and 1996. The fair value of fixed-rate debt, redeemable preference stock and other mandatorily redeemable securities is estimated based on quoted market prices for the same or similar issues or on the current rates offered for instruments of the same remaining maturities and redemption provisions. The estimated fair values of contracts related to commodities have been determined
<page58>

using quoted market prices of the same or similar securities.

   The recorded amount of accounts receivable and other current financial instruments approximate fair value.

   The fair value estimates presented herein are based on information available at December 31, 1997 and 1996. These fair value estimates have not been comprehensively revalued for the purpose of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein. Because a substantial portion of the company's operations are regulated, the company believes that any gains or losses related to the retirement of debt or redemption of preferred securities would not have a material effect on the company's financial position or results of operations.

   The carrying values and estimated fair values of the company's financial instruments are as follows:

                                   Carrying Value              Fair Value
    December 31,                   1997       1996          1997       1996
                                            (Dollars in Thousands)

    Decommissioning trust. .  $   43,514   $   33,041  $   43,514   $   33,041
    Fixed-rate debt. . . . .   2,019,103    1,224,743   2,101,167    1,260,722
    Redeemable preference
      stock. . . . . . . . .      50,000       50,000      51,750       52,500
    Other mandatorily
      redeemable securities.     220,000      220,000     226,088      214,800

   The company is involved in both the marketing of electricity and risk management services to wholesale electric customers and the purchase of electricity for the company's retail customers. In addition to the purchase and sale of electricity, the company engages in price risk management activities, including the use of forward contracts, futures, swap agreements and put and call options. The availability and use of these types of contracts allow the company to manage and hedge its contractual commitments, reduce its exposure relative to the volatility of cash market prices and take advantage of selected arbitrage opportunities via open positions. Such open positions during 1997 were not material to the company's financial position or results of operations.

   In general, the company does not seek to take significant commodity risk for the purpose of generating margins in the ordinary course of its trading activities. The company has established a risk management policy designed to limit the company's exposure to price risk, and it continually monitors and reviews this policy to ensure that it is responsive to changing business conditions. This policy requires that, in general, positions taken with derivatives be offset by positions in physical transactions or other derivatives. Due to the illiquid nature of the emerging electric markets, net open positions in terms of price, volume and specified delivery point can occur.
<page59>


December 31,              1997                              1996
                                 (Dollars in Thousands)
             Notional                          Notional
             Volumes   Estimated     Gain/     Volumes   Estimated     Gain/
             (MWH's)   Fair Value   (loss)    (mmbtu's)  Fair Value   (loss)
Forward
 contracts    359,200   $9,086       $202          -          -         -
Options       924,000   $1,790      ($329)         -          -         -
Natural gas
 futures         -      $  -        $  -       6,540,000   $16,032    $2,061
Natural gas
 swaps           -      $  -        $  -       2,344,000   $ 5,500    $1,315

   In November 1997, the company contributed its natural gas marketing business to ONEOK. As a result, the company did not have any natural gas futures or natural gas swaps as of December 31, 1997.


13.  COMMON STOCK, PREFERRED STOCK, PREFERENCE STOCK,
     AND OTHER MANDATORILY REDEEMABLE SECURITIES

   The company's Restated Articles of Incorporation, as amended, provide for 85,000,000 authorized shares of common stock. At December 31, 1997, 65,409,603 shares were outstanding.

   The company has a Direct Stock Purchase Plan (DRIP). Shares issued under the DRIP may be either original issue shares or shares purchased on the open market. The company has issued original issue shares under DRIP from January 1, 1995 until October 15, 1997. On November 1, 1997, DRIP began issuing shares purchased on the open market. During 1997, a total of 837,549 shares were issued under DRIP including 784,344 original issue shares and 53,205 shares purchased on the open market. At December 31, 1997, 1,244,617 shares were available under the DRIP registration statement.

   Preferred Stock Not Subject to Mandatory Redemption: The cumulative preferred stock is redeemable in whole or in part on 30 to 60 days notice at the option of the company.

   Preference Stock Subject to Mandatory Redemption: The mandatory sinking fund provisions of the 7.58% Series preference stock require the company to redeem 25,000 shares annually beginning on April 1, 2002 and each April 1 through 2006 and the remaining shares on April 1, 2007, all at $100 per share. The company may, at its option, redeem up to an additional 25,000 shares on each April 1 at $100 per share. The 7.58% Series also is redeemable in whole or in part, at the option of the company, subject to certain restrictions on refunding, at a redemption price of $103.79, $103.03 and $102.27 per share beginning April 1, 1997, 1998 and 1999, respectively.

   Other Mandatorily Redeemable Securities: On December 14, 1995, Western Resources Capital I, a wholly-owned trust, issued four million preferred securities of 7-7/8% Cumulative Quarterly Income Preferred Securities, Series A, for $100 million. The trust interests represented by the preferred securities are redeemable at the option of Western Resources Capital I, on or after December 11, 2000, at $25 per preferred security plus accrued interest and unpaid dividends. Holders of the securities are entitled to receive distributions at an annual rate of 7-7/8% of the liquidation preference value of $25. Distributions are payable quarterly and in substance are tax deductible by the company. These distributions are recorded as interest expense. The sole asset of the trust is $103 million principal amount of 7-7/8% Deferrable Interest Subordinated Debentures, Series A due December 11, 2025 (the Subordinated Debentures).
<page60>

   On July 31, 1996, Western Resources Capital II, a wholly-owned trust, of which the sole asset is subordinated debentures of the company, sold in a public offering, 4.8 million shares of 8-1/2% Cumulative Quarterly Income Preferred Securities, Series B, for $120 million. The trust interests represented by the preferred securities are redeemable at the option of Western Resources Capital II, on or after July 31, 2001, at $25 per preferred security plus accumulated and unpaid distributions. Holders of the securities are entitled to receive distributions at an annual rate of 8-1/2% of the liquidation preference value of $25. Distributions are payable quarterly and in substance are tax deductible by the company. These distributions are recorded as interest expense. The sole asset of the trust is $124 million principal amount of 8-1/2% Deferrable Interest Subordinated Debentures, Series B due July 31, 2036.

   In addition to the company's obligations under the Subordinated Debentures, the company has agreed to guarantee, on a subordinated basis, payment of distributions on the preferred securities. These undertakings constitute a full and unconditional guarantee by the company of the trust's obligations under the preferred securities.


14.  LEASES

   At December 31, 1997, the company had leases covering various property and equipment. The company currently has no significant capital leases.

   Rental payments for operating leases and estimated rental commitments are as follows:

                                                 Operating
           Year Ended December 31,                Leases
                                          (Dollars in Thousands)
           1995 . . . . . . . . . . . . . .     $ 63,353
           1996 . . . . . . . . . . . . . .       63,181
           1997 . . . . . . . . . . . . . .       71,126
           Future Commitments:
           1998 . . . . . . . . . . . . . .       66,998
           1999 . . . . . . . . . . . . . .       59,634
           2000 . . . . . . . . . . . . . .       53,456
           2001 . . . . . . . . . . . . . .       50,303
           2002 . . . . . . . . . . . . . .       49,999
           Thereafter . . . . . . . . . . .      655,558
           Total. . . . . . . . . . . . . .     $935,948

   In 1987, KGE sold and leased back its 50% undivided interest in the La Cygne 2 generating unit. The La Cygne 2 lease has an initial term of 29 years, with various options to renew the lease or repurchase the 50% undivided interest. KGE remains responsible for its share of operation and maintenance costs and other related operating costs of La Cygne 2. The lease is an operating lease for financial reporting purposes. The company recognized a gain on the sale which was deferred and is being amortized over the initial lease term.

   In 1992, the company deferred costs associated with the refinancing of the secured facility bonds of the Trustee and owner of La Cygne 2. These costs are being amortized over the life of the lease and are included in operating expense. Approximately $21.4 million of this deferral remained on the Consolidated Balance Sheet at December 31, 1997.
<page61>

   Future minimum annual lease payments, included in the table above, required under the La Cygne 2 lease agreement are approximately $34.6 million for each year through 2002 and $576.6 million over the remainder of the lease. KGE's lease expense, net of amortization of the deferred gain and refinancing costs, was approximately $27.3 million for 1997 and $22.5 million for 1996 and 1995.


15.  LONG-TERM DEBT

   The amount of the company's first mortgage bonds authorized by its Mortgage and Deed of Trust, dated July 1, 1939, as supplemented, is unlimited. The amount of KGE's first mortgage bonds authorized by the KGE Mortgage and Deed of Trust, dated April 1, 1940, as supplemented, is limited to a maximum of $2 billion. Amounts of additional bonds which may be issued are subject to property, earnings and certain restrictive provisions of each mortgage.

   Debt discount and expenses are being amortized over the remaining lives of each issue. During the years 1998 through 2002, $21 million of other long-term debt will mature in 1998, $125 million of bonds and $42 million of other long-term debt will mature in 1999, $75 million of bonds will mature in 2000 and $100 million of bonds will mature in 2002. No other bonds will mature during this time period.

   Long-term debt outstanding is as follows at December 31:
                                                   1997           1996
                                                  (Dollars in Thousands)
   Western Resources
   First mortgage bond series:
     7 1/4% due 1999. . . . . . . . . . . . .   $  125,000     $  125,000
     8 7/8% due 2000. . . . . . . . . . . . .       75,000         75,000
     7 1/4% due 2002. . . . . . . . . . . . .      100,000        100,000
     8 1/2% due 2022. . . . . . . . . . . . .      125,000        125,000
     7.65%  due 2023. . . . . . . . . . . . .      100,000        100,000
                                                   525,000        525,000
   Pollution control bond series:
     Variable due 2032 (1). . . . . . . . . .       45,000         45,000
     Variable due 2032 (2). . . . . . . . . .       30,500         30,500
     6%     due 2033. . . . . . . . . . . . .       58,420         58,420
                                                   133,920        133,920
   KGE
   First mortgage bond series:
     7.60 % due 2003. . . . . . . . . . . . .      135,000        135,000
     6 1/2% due 2005. . . . . . . . . . . . .       65,000         65,000
     6.20 % due 2006. . . . . . . . . . . . .      100,000        100,000
                                                   300,000        300,000
   Pollution control bond series:
     5.10 % due 2023. . . . . . . . . . . . .       13,757         13,822
     Variable due 2027 (3). . . . . . . . . .       21,940         21,940
     7.0  % due 2031. . . . . . . . . . . . .      327,500        327,500
     Variable due 2032 (4). . . . . . . . . .       14,500         14,500
     Variable due 2032 (5). . . . . . . . . .       10,000         10,000
                                                   387,697        387,762
<page62>


 Revolving credit agreement . . . . . . . . .         -           275,000
 Western Resources 6 7/8% unsecured
   senior notes due 2004. . . . . . . . . . .      370,000           -
 Western Resources 7 1/8% unsecured
   senior notes due 2009 . . . . . . . . . .      150,000           -
 Protection One 6.4% senior subordinated
    discount notes due 2005. . . .  . . . . .      171,926           -
 Protection One 6.75% convertible senior
    subordinated discount notes due 2003. . .      102,500           -
 Other long-term agreements . . . . . . . . .       67,748         65,190
    Less:
     Unamortized debt discount. . . . . . . .        5,719          5,289
     Long-term debt due within one year . . .       21,217           -
 Long-term debt (net). . .  . . . . . . . . .   $2,181,855     $1,681,583

   Rates at December 31, 1997:  (1) 4.00%, (2) 4.05%, (3) 3.95%,
   (4) 3.85% and (5) 3.89%

   Protection One maintains a $100 million revolving credit facility that expires in January 2000. Under the terms of this agreement, Protection One may, at its option, borrow at different market-based interest rates. At December 31, 1997, there were no borrowings under this facility.


16.  SHORT-TERM DEBT

   The company has arrangements with certain banks to provide unsecured short-term lines of credit on a committed basis totaling approximately $773 million. The agreements provide the company with the ability to borrow at different market-based interest rates. The company pays commitment or facility fees in support of these lines of credit. Under the terms of the agreements, the company is required, among other restrictions, to maintain a total debt to total capitalization ratio of not greater than 65% at all times. The unused portion of these lines of credit are used to provide support for commercial paper.

   In addition, the company has agreements with several banks to borrow on an uncommitted, as available, basis at money-market rates quoted by the banks. There are no costs, other than interest, for these agreements. The company also uses commercial paper to fund its short-term borrowing requirements.

   Information regarding the company's short-term borrowings, comprised of borrowings under the credit agreements, bank loans and commercial paper, is as follows:

December 31,                             1997         1996         1995
                                            (Dollars in Thousands)
Borrowings outstanding at year end:
  Lines of credit                      $   -        $525,000    $    -
  Bank loans                            161,000      162,300     177,600
  Commercial paper notes                 75,500      293,440      25,850
    Total                              $236,500     $980,740    $203,450

Weighted average interest rate on
  debt outstanding at year end
  (including fees)                        6.28%        5.94%       6.02%

Weighted average short-term debt
  outstanding during the year          $787,507     $491,136    $301,871
<page63>

Weighted daily average interest
  rates during the year
  (including fees)                        5.93%        5.72%       6.15%

Unused lines of credit supporting
  commercial paper notes               $772,850     $447,850    $121,075


17.  INCOME TAXES

   Income tax expense is composed of the following components at December 31:

                                       1997        1996        1995
                                          (Dollars in Thousands)
    Currently payable:
      Federal. . . . . . . . .       $336,150     $54,644     $50,674
      State. . . . . . . . . .         72,143      20,280      17,003
    Deferred:
      Federal. . . . . . . . .        (19,766)     14,808      22,911
      State. . . . . . . . . .         (3,217)       (615)        601
    Amortization of investment
     tax credits . . . . . . .         (6,665)     (6,758)     (6,809)
    Total income tax expense .       $378,645     $82,359     $84,380

   Under SFAS 109, temporary differences gave rise to deferred tax assets and deferred tax liabilities as follows at December 31:

                                                   1997             1996
                                                   (Dollars in Thousands)
Deferred tax assets:
  Deferred gain on sale-leaseback. . . . .      $   97,634       $   99,466
  Security business deferred tax assets. .         103,054             -
  Other. . . . . . . . . . . . . . . . . .          94,008           30,195
    Total deferred tax assets. . . . . . .      $  294,696       $  129,661

Deferred tax liabilities:
  Accelerated depreciation and other . . .      $  625,176       $  654,102
  Acquisition premium. . . . . . . . . . .         299,162          307,242
  Deferred future income taxes . . . . . .         213,658          217,257
  Other. . . . . . . . . . . . . . . . . .         112,555           61,432
    Total deferred tax liabilities . . . .      $1,250,551       $1,240,033

Investment tax credits . . . . . . . . . .      $  109,710       $  125,528

Accumulated deferred income taxes, net . .      $1,065,565       $1,235,900

   In accordance with various rate orders, the company has not yet collected through rates certain accelerated tax deductions which have been passed on to customers. As management believes it is probable that the net future increases in income taxes payable will be recovered from customers, it has recorded a deferred asset for these amounts. These assets also are a temporary difference for which deferred income tax liabilities have been provided.

   The effective income tax rates set forth below are computed by dividing total federal and state income taxes by the sum of such taxes and net income. The difference between the effective tax rates and the federal statutory income tax rates are as follows:
<page64>

Year Ended December 31,                      1997         1996         1995

Effective Income Tax Rate. . . . . . . . .   43.4%        32.8%        31.8%
Effect of:
 State income taxes. . . . . . . . . . . .   (5.0)        (5.1)        (4.3)
 Amortization of investment tax credits. .    0.8          2.7          2.5
 Corporate-owned life insurance policies .    0.9          3.7          3.2
 Accelerated depreciation flow through
   and amortization, net . . . . . . . . .   (0.4)         (.2)         (.2)
 Adjustment to tax provision . . . . . . .   (3.7)          -            -
 Other . . . . . . . . . . . . . . . . . .   (1.0)         1.1          2.0

Statutory Federal Income Tax Rate. . . . .   35.0%        35.0%        35.0%


18.  PROPERTY, PLANT AND EQUIPMENT

   The following is a summary of property, plant and equipment at December 31:

                                                  1997            1996
                                                 (Dollars in Thousands)

      Electric plant in service. . . . . . .    $5,564,695      $5,448,489
      Natural gas plant in service . . . . .          -            834,330
                                                 5,564,695       6,282,819
      Less - accumulated depreciation. . . .     1,895,084       2,058,596
                                                 3,669,611       4,224,223
      Construction work in progress. . . . .        60,006          93,834
      Nuclear fuel (net) . . . . . . . . . .        40,696          38,461
        Net utility plant. . . . . . . . . .     3,770,313       4,356,518
      Non-utility plant in service . . . . .        20,237          41,965
      Less - accumulated depreciation. . . .         4,022          14,466
        Net property, plant and equipment. .    $3,786,528      $4,384,017

   The carrying value of long-lived assets, including intangibles are reviewed for impairment whenever events or changes in circumstances indicate they may not be recoverable.


19.  JOINT OWNERSHIP OF UTILITY PLANTS

                            Company's Ownership at December 31, 1997
                        In-Service   Invest-    Accumulated   Net  Per-
                           Dates      ment      Depreciation  (MW) cent
                                    (Dollars in Thousands)
    La Cygne 1 (a)      Jun  1973  $  162,400     $109,481     343  50
    Jeffrey  1 (b)      Jul  1978     291,624      131,397     617  84
    Jeffrey  2 (b)      May  1980     290,468      121,854     617  84
    Jeffrey  3 (b)      May  1983     403,046      153,084     605  84
    Wolf Creek (c)      Sep  1985   1,380,660      399,551     547  47

    (a)  Jointly owned with KCPL
    (b)  Jointly owned with UtiliCorp United Inc.
    (c)  Jointly owned with KCPL and Kansas Electric Power Cooperative, Inc.

   Amounts and capacity presented above represent the company's share. The company's share of operating expenses of the plants in service above, as well as
<page65>

such expenses for a 50% undivided interest in La Cygne 2 (representing 334 MW capacity) sold and leased back to the company in 1987, are included in operating expenses on the Consolidated Statements of Income. The company's share of other transactions associated with the plants is included in the appropriate classification in the company's Consolidated Financial Statements.


20.  SEGMENTS OF BUSINESS

   The company is a diversified energy and security alarm monitoring service company principally engaged in the generation, transmission, distribution and sale of electricity in Kansas and a security alarm monitoring provider for residential and multi-family units operating in 48 states in the U.S. through Protection One.

   Electric consists of the company's regulated electric utility business. Natural gas includes the company's regulated and non-regulated natural gas business. Security alarm monitoring includes the company's security alarm monitoring business activities, including installation activities. Energy related includes the company's international power development projects and other domestic energy related services.

Year Ended December 31,               1997          1996          1995
                                           (Dollars in Thousands)
Sales:
  Electric. . . . . . . . . . .    $1,160,166    $1,197,441    $1,146,869
  Natural gas(1). . . . . . . .       739,059       797,021       436,692
  Security alarm monitoring . .       152,347         8,546           344
  Energy related. . . . . . . .       100,193        43,819       160,369
                                    2,151,765     2,046,827     1,744,274
Income from operations:
  Electric. . . . . . . . . . .       207,026       347,097       360,321
  Natural gas(1). . . . . . . .        27,840        43,111         8,457
  Security alarm monitoring . .       (48,442)       (3,553)         (787)
  Energy related. . . . . . . .       (43,499)        1,898         5,730
                                   $  142,925    $  388,553    $  373,721
Identifiable assets at
  December 31:
  Electric. . . . . . . . . . .    $4,640,322    $4,735,335    $4,740,817
  Natural gas(1). . . . . . . .          -          724,302       623,198
  Security alarm monitoring . .     1,504,738       488,849         5,615
  Energy related. . . . . . . .       831,900       699,295       121,047
                                   $6,976,960    $6,647,781    $5,490,677
Depreciation and amortization:
  Electric. . . . . . . . . . .    $  183,339    $  170,094    $  150,997
  Natural gas(1). . . . . . . .        29,941        28,011        25,075
  Security alarm monitoring . .        41,179           944            45
  Energy related. . . . . . . .         2,266         2,282         1,713
                                   $  256,725    $  201,331    $  177,830
Capital expenditures:
  Electric. . . . . . . . . . .    $  159,760    $  138,475    $  179,090
  Natural gas(1). . . . . . . .        47,151        57,128        62,901
  Security alarm monitoring . .        45,163          -             -
  Energy related. . . . . . . .        47,845          -             -
                                   $  299,919    $  195,603    $  241,991

   (1) On November 30, 1997 the company contributed substantially all of its natural gas segment in exchange for an equity interest in ONEOK.
<page66>


21.  QUARTERLY RESULTS (UNAUDITED)

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

                                    First     Second     Third     Fourth
                          (Dollars in Thousands, except Per Share Amounts)
1997
Sales . . . . . . . . . . . . .   $626,198   $454,006  $559,996  $511,565
Income from operations(1) . . .    103,297     57,498   110,391  (128,261)
Net income(1),(2) . . . . . . .     41,033     24,335   508,372   (79,646)
Earnings applicable to
  common stock. . . . . . . . .     39,803     23,106   507,142   (80,876)
Basic earnings per share. . . .   $   0.61   $   0.36  $   7.77  $  (1.23)
Dividends per share . . . . . .   $  0.525   $  0.525  $  0.525  $  0.525
Average common shares
  outstanding . . . . . . . . .     64,807     65,045    65,243    65,408
Common stock price:
  High. . . . . . . . . . . . .   $ 31.50    $ 32.75   $ 35.00   $ 43.438
  Low . . . . . . . . . . . . .   $ 30.00    $ 29.75   $ 32.25   $ 33.625

1996
Sales . . . . . . . . . . . . .   $555,623   $436,123  $490,175  $564,906
Income from operations. . . . .     95,475     73,196   129,504    90,378
Net income. . . . . . . . . . .     44,789     28,746    62,949    32,466
Earnings applicable to
  common stock. . . . . . . . .     41,434     25,392    56,049    31,236
Basic earnings per share. . . .   $   0.66   $   0.40  $   0.87  $   0.48
Dividends per share . . . . . .   $  0.515   $  0.515  $  0.515  $  0.515
Average common shares
  outstanding . . . . . . . . .     63,164     63,466    64,161    64,523
Common stock price:
  High. . . . . . . . . . . . .   $ 34.875   $ 30.75   $ 30.75   $ 31.75
  Low . . . . . . . . . . . . .   $ 29.25    $ 28.00   $ 28.25   $ 28.625

(1) During the fourth quarter of 1997, the company expensed deferred costs of approximately $48 million associated with the original KCPL merger agreement. Protection One recorded a special charge to income of approximately $40 million.

(2) During the third quarter of 1997, the company recorded a pre-tax gain of approximately $864 million upon selling its Tyco common stock.
<page67>

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.


                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information relating to the company's Directors required by Item 10 is set forth in the company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the SEC. Such information is incorporated herein by reference to the material appearing under the caption Election of Directors in the proxy statement to be filed by the company with the SEC. See EXECUTIVE OFFICERS OF THE COMPANY in the proxy statement for the information relating to the company's Executive Officers as required by Item 10.


ITEM 11.  EXECUTIVE COMPENSATION

   The information required by Item 11 is set forth in the company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the SEC. Such information is incorporated herein by reference to the material appearing under the captions Information Concerning the Board of Directors, Executive Compensation, Compensation Plans, and Human Resources Committee Report in the proxy statement to be filed by the company with the SEC.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by Item 12 is set forth in the company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the SEC. Such information is incorporated herein by reference to the material appearing under the caption Beneficial Ownership of Voting Securities in the proxy statement to be filed by the company with the SEC.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.

<page68>

                             PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   The following financial statements are included herein.

FINANCIAL STATEMENTS

Report of Independent Public Accountants
Consolidated Balance Sheets, December 31, 1997 and 1996
Consolidated Statements of Income, for the years ended December 31, 1997,
  1996 and 1995
Consolidated Statements of Cash Flows, for the years ended December 31, 1997,
  1996 and 1995
Consolidated Statements of Cumulative Preferred and Preference Stock, December
31,
  1997 and 1996
Consolidated Statements of Common Shareowners' Equity, for the years ended

  December 31, 1997, 1996 and 1995
Notes to Consolidated Financial Statements

SCHEDULES

   Schedules omitted as not applicable or not required under the Rules of regulation S-X: I, II, III, IV, and V

REPORTS ON FORM 8-K
   Form 8-K filed November 24, 1997 - Press release regarding the closing of the combination of the security businesses of the company and Protection One, Inc.

   Form 8-K filed January 5, 1998 - Press release regarding merger with Kansas City Power and Light Company.
<page69>


                          EXHIBIT INDEX

     All exhibits marked "I" are incorporated herein by reference.

                                Description

 3(a)  -By-laws of the company.  (filed as Exhibit 3 to the                I
        March 31, 1997 Form 10-Q)
 3(b)  -Agreement and Plan of Merger between the company and KCPL,         I
        dated as of February 7, 1997. (filed as Exhibit 99.2 to the
        February 10, 1997 Form 8-K)
 3(c)  -Agreement between the company and ONEOK dated as of                I
        December 12, 1996.  (filed as Exhibit 99.2 to the December 12,
        1997 Form 8-K)
 3(d)  -Form of Shareholder Agreement between New ONEOK and the            I
        company.  (filed as Exhibit 99.3 to the December 12, 1997
        Form 8-K)
 3(e)  -Restated Articles of Incorporation of the company, as amended      I
        May 7, 1996.  (filed as Exhibit 3(a) to June, 1996 Form 10-Q)
 3(f)  -Restated Articles of Incorporation of the company, as amended      I
        May 25, 1988.  (filed as Exhibit 4 to Registration Statement
        No. 33-23022)
 3(g)  -Certificate of Correction to Restated Articles of Incorporation.   I
        (filed as Exhibit 3(b) to the December 1991 Form 10-K)
 3(h)  -Amendment to the Restated Articles of Incorporation, as amended    I
        May 5, 1992.  (filed as Exhibit 3(c) to the December 31, 1995

        Form 10-K)
 3(i)  -Amendments to the Restated Articles of Incorporation of the        I
        Company (filed as Exhibit 3 to the June 1994 Form 10-Q)
 3(j)  -Certificate of Designation of Preference Stock, 8.50% Series,      I
        without par value.  (filed as Exhibit 3(d) to the December
        1993 Form 10-K)
 3(k)  -Certificate of Designation of Preference Stock, 7.58% Series,      I
        without par value.  (filed as Exhibit 3(e) to the December
        1993 Form 10-K)
 4(a)  -Deferrable Interest Subordinated Debentures dated November 29,     I
        1995, between the company and Wilmington Trust Delaware, Trustee (filed as Exhibit 4(c) to Registration Statement No. 33-63505)
 4(b)  -Mortgage and Deed of Trust dated July 1, 1939 between the Company  I and Harris Trust and Savings Bank, Trustee.  (filed as Exhibit
        4(a) to Registration Statement No. 33-21739)
 4(c)  -First through Fifteenth Supplemental Indentures dated July 1,      I
        1939, April 1, 1949, July 20, 1949, October 1, 1949, December 1,
        1949, October 4, 1951, December 1, 1951, May 1, 1952, October 1,
        1954, September 1, 1961, April 1, 1969, September 1, 1970,
        February 1, 1975, May 1, 1976 and April 1, 1977, respectively. (filed as Exhibit 4(b) to Registration Statement No. 33-21739)
 4(d)  -Sixteenth Supplemental Indenture dated June 1, 1977.  (filed as    I
        Exhibit 2-D to Registration Statement No. 2-60207)
 4(e)  -Seventeenth Supplemental Indenture dated February 1, 1978.         I
        (filed as Exhibit 2-E to Registration Statement No. 2-61310)
 4(f)  -Eighteenth Supplemental Indenture dated January 1, 1979.  (filed   I
        as Exhibit (b) (1)-9 to Registration Statement No. 2-64231)
 4(g)  -Nineteenth Supplemental Indenture dated May 1, 1980.  (filed as    I
        Exhibit 4(f) to Registration Statement No. 33-21739)
 4(h)  -Twentieth Supplemental Indenture dated November 1, 1981.  (filed   I
        as Exhibit 4(g) to Registration Statement No. 33-21739)
<page70>

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

10(a)  -Long-term Incentive and Share Award Plan (filed as Exhibit         I
        10(a) to the June 1996 Form 10-Q)
10(b)  -Form of Employment Agreement with officers of the Company          I
        (filed as Exhibit 10(b) to the June 1996 Form 10-Q)
10(c)  -A Rail Transportation Agreement among Burlington Northern          I
        Railroad Company, the Union Pacific Railroad Company and the
        Company (filed as Exhibit 10 to the June 1994 Form 10-Q)
10(d)  -Agreement between the Company and AMAX Coal West Inc.              I
        effective March 31, 1993.  (filed as Exhibit 10(a) to the
        December 31, 1993 Form 10-K)
10(e)  -Agreement between the Company and Williams Natural Gas Company     I
        dated October 1, 1993.  (filed as Exhibit 10(b) to the
        December 31, 1993 Form 10-K)
10(f)  -Letter of Agreement between The Kansas Power and Light Company     I
        and John E. Hayes, Jr., dated November 20, 1989.  (filed as
        Exhibit 10(w) to the December 31, 1989 Form 10-K)
10(g)  -Amended Agreement and Plan of Merger by and among The Kansas       I
        Power and Light Company, KCA Corporation, and Kansas Gas and Electric Company, dated as of October 28, 1990, as amended by Amendment No. 1 thereto, dated as of January 18, 1991. (filed as Annex A to Registration Statement No. 33-38967)
10(h)  -Deferred Compensation Plan (filed as Exhibit 10(i) to the          I
        December 31, 1993 Form 10-K)
10(i)  -Long-term Incentive Plan (filed as Exhibit 10(j) to the            I
        December 31, 1993 Form 10-K)
10(j)  -Short-term Incentive Plan (filed as Exhibit 10(k) to the           I
        December 31, 1993 Form 10-K)
<page71>

10(k)  -Outside Directors' Deferred Compensation Plan (filed as Exhibit    I
        10(l) to the December 31, 1993 Form 10-K)
10(l)  -Executive Salary Continuation Plan of Western Resources, Inc.,     I
        as revised, effective September 22, 1995. (filed as Exhibit
        10(j)to the December 31, 1995 Form 10-K)
10(m)  -Executive Salary Continuation Plan for John E. Hayes, Jr.,         I
        Dated March 15, 1995. (filed as Exhibit 10(k) to the
        December 31, 1995 Form 10-K)
10(n)  -Stock Purchase Agreement between the company and Laidlaw           I
        Transportation Inc., dated December 21, 1995.  (filed as
        Exhibit 10(l) to the December 31, 1995 Form 10-K)
10(o)  -Equity Agreement between the company and Laidlaw Transportation    I
        Inc., dated December 21, 1995. (filed as Exhibit 10(l)1 to the December 31, 1995 Form 10-K)
10(p)  -Letter Agreement between the company and David C. Wittig,          I
        dated April 27, 1995. (filed as Exhibit 10(m) to the
        December 31, 1995 Form 10-K)
12     -Computation of Ratio of Consolidated Earnings to Fixed Charges.
        (filed electronically)
21     -Subsidiaries of the Registrant.  (filed electronically)
23     -Consent of Independent Public Accountants, Arthur Andersen LLP
        (filed electronically)
27     -Financial Data Schedule (filed electronically)
<page72>

                                      SIGNATURE

   Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    WESTERN RESOURCES, INC.


March 17, 1998
                            By       /s/ JOHN E. HAYES, JR.

                               John E. Hayes, Jr., Chairman of the Board
                                            and Chief Executive Officer
<page73>

                                     SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature                       Title                      Date

                             Chairman of the Board,
 /s/ JOHN E. HAYES, JR.        and Chief Executive Officer        March 17, 1998
    (John E. Hayes, Jr.)       (Principal Executive Officer)

                             Executive Vice President and
 /s/ S. L. KITCHEN             Chief Financial Officer            March 17, 1998
    (S. L. Kitchen)            (Principal Financial and
                               Accounting Officer)

 /s/ FRANK J. BECKER
    (Frank J. Becker)

 /s/ GENE A. BUDIG
    (Gene A. Budig)

 /s/ C. Q. CHANDLER
    (C. Q. Chandler)

 /s/ THOMAS R. CLEVENGER
    (Thomas R. Clevenger)

 /s/ JOHN C. DICUS                   Directors                    March 17, 1998
    (John C. Dicus)

 /s/ DAVID H. HUGHES
    (David H. Hughes)

 /s/ RUSSELL W. MEYER, JR.
    (Russell W. Meyer, Jr.)

 /s/ JOHN H. ROBINSON
    (John H. Robinson)

 /s/ LOUIS W. SMITH
    (Louis W. Smith)

 /s/ DAVID C. WITTIG
    (David C. Wittig)

<page74>