Form 10-K/A
period 1997-12-31
WESTERN RESOURCES INC /KS
filed 1998-03-30
CIK 54507

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Approximately $2,763,555,727 of Common Stock and $13,682,460 of Preferred Stock (excluding the 4 1/4% Series of Preferred Stock for which there is no readily ascertainable market value) at March 27,1997.

Indicate the number of shares outstanding of each of the registrant's classes of common stock.

Common Stock, $5.00 par value                             65,409,603
-----------------------------                  ---------------------
         (Class)                               (Outstanding at March 30, 1998)

                         Documents Incorporated by Reference:
     Part                              Document

     III Items 10-13 of the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 1998.

                                              WESTERN RESOURCES, INC.
                                                    FORM 10-K/A
                                                 December 31, 1997

                                                 TABLE OF CONTENTS

      Description                                                        Page

PART I
      Item 1.  Business                                                    3

      Item 2.  Properties                                                 22

      Item 3.  Legal Proceedings                                          23

      Item 4.  Submission of Matters to a Vote of
                 Security Holders                                         24

PART II
      Item 5.  Market for Registrant's Common Equity and
                 Related Stockholder Matters                              24

      Item 6.  Selected Financial Data                                    25

      Item 7.  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                               26

      Item 7A. Quantitative and Qualitative Disclosures
                 About Market Risk                                        41

      Item 8.  Financial Statements and Supplementary Data                42

      Item 9.  Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                   74

PART III
      Item 10. Directors and Executive Officers of the
                 Registrant                                               74

      Item 11. Executive Compensation                                     74

      Item 12. Security Ownership of Certain Beneficial
                 Owners and Management                                    74

      Item 13. Certain Relationships and Related Transactions             74

PART IV
      Item 14. Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                                      75

      Signatures                                                          76

                                                      PART I

ITEM 1.  BUSINESS


GENERAL

      The company is a publicly  traded holding  company,  incorporated in 1924.
The company's primary business activities are providing electric generation, transmission and distribution services to approximately 614,000 customers in Kansas; providing security alarm monitoring services to approximately 950,000 customers located throughout the United States, providing natural gas transmission and distribution services to approximately 1.4 million customers in Oklahoma and Kansas through its ownership of a 45% equity interest in ONEOK Inc. (ONEOK) and investing in international power projects. Rate regulated electric service is provided by KPL, a division of the company and Kansas Gas and Electric Company (KGE), a wholly-owned subsidiary. Security services are provided by Protection One, Inc. (Protection One), a publicly-traded, approximately 82.4%- owned subsidiary. KGE owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek Generating Station (Wolf Creek). Corporate headquarters of the company is located at 818 Kansas Avenue, Topeka, Kansas 66612. At December 31, 1997, the company had 2,412 employees.

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

      On March 18, 1998, the company and KCPL announced a restructuring of their February 7, 1997, merger agreement which will result in the formation of Westar Energy, a new electric company. Under the terms of the merger agreement, the electric utility operations of the company will be transferred to KGE, and KCPL and KGE will be merged into NKC, Inc., a subsidiary of the company. NKC, Inc. will be renamed Westar Energy. In addition, under the terms of the merger agreement, KCPL shareowners will receive $23.50 of company common stock per KCPL share, subject to a collar mechanism, and one share of Westar Energy common stock per KCPL share. Upon consummation of the combination, the company will own approximately 80.1% of the outstanding equity of Westar Energy and KCPL shareowners will own approximately 19.9%. As part of the combination, Westar Energy will assume all of the electric utility related assets and liabilities of the company, KCPL and KGE.

      Westar Energy will assume $2.7 billion in debt, consisting of $1.9 billion of indebtedness for borrowed money of the company and KGE, and $800 million of debt of KCPL. Long-term debt of Western Resources and KGE was $2.1 billion at December 31, 1997. Under the terms of the merger agreement, it is intended that the company will be released from its obligations with respect to the company's debt to be assumed by Westar Energy.

      Pursuant to the merger agreement, the company has agreed, among other things, to call for redemption all outstanding shares of its 4 1/2% Series Preferred Stock, par value $100 per share, 4 1/4% Series Preferred Stock, par value $100 per share, and 5% Series Preferred Stock, par value $100 per share.

       Consummation of the merger is subject to customary conditions including obtaining the approval of the company's and KCPL's shareowners and various regulatory agencies. The company estimates the transaction to close by mid-1999, subject to receipt of all necessary approvals.

      KCPL is a public utility company engaged in the generation, transmission, distribution, and sale of electricity to customers in western Missouri and eastern Kansas. The company, KCPL and KGE have joint interests in certain electric generating assets, including Wolf Creek. For additional information, see "Financing" below, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 of "Notes to Consolidated Financial Statements".

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

      On December 30, 1996, the company purchased the assets and assumed certain liabilities comprising Westinghouse Security Systems, Inc. (WSS), a security alarm monitoring company, for approximately $358 million. The net assets and operations of WSS were contributed to Protection One in November, 1997 when the company acquired its equity interest in Protection One.

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

      In February 1998, Protection One exercised its option to acquire the stock of Network Holdings, Inc., the parent company of Network Multi-Family, from the company for approximately $180 million.

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

      The company's electric sales for the last five years were as follows:

                         1997       1996       1995       1994       1993
                        ------     ------     ------     ------     -----
                               (Thousands of MWH)
  Residential. . . .     5,310      5,265      5,088      5,003      4,960
  Commercial . . . .     5,803      5,667      5,453      5,368      5,100
  Industrial . . . .     5,714      5,622      5,619      5,410      5,301
  Wholesale and
    Interchange. . .     5,334      5,908      4,012      3,899      4,525
  Other. . . . . . .       107        105        108        106        103
                        ------     ------     ------     ------     ------
    Total. . . . . .    22,268     22,567     20,280     19,786     19,989

      The company's electric revenues for the last five years were as follows:

                     1997(1)      1996        1995        1994        1993
                   ----------  ----------  ----------  ----------  -------
                                  (Dollars in Thousands)
  Residential      $  392,751  $  403,588  $  396,025  $  388,271  $  384,618
  Commercial          339,167     351,806     340,819     334,059     319,686
  Industrial          254,076     262,989     268,947     265,838     261,898
  Wholesale and
    Interchange       142,506     143,380     104,992     106,243     118,401
  Other               101,493      35,670      35,112      27,370      19,934
                   ----------  ----------  ----------  ----------  ----------
    Total          $1,229,993  $1,197,433  $1,145,895  $1,121,781  $1,104,537

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

      In 1996, a U.S. Court of Appeals issued a decision that the Nuclear Waste Act unconditionally obligated the DOE to begin accepting spent fuel for disposal in 1998. In late 1997, the same court issued another decision precluding the DOE from concluding that its delay in accepting spent fuel is "unavoidable" under its contracts with utilities due to lack of a repository or interim storage authority. By the end of 1997, KGE and other utilities had petitioned the DOE for authority to suspend payments of their quarterly fees until such time as the DOE begins accepting spent fuel. In January 1998, the DOE denied the petition of the utilities. The company is considering its response to the DOE's action.

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

      Set forth in the table below is information relating to the weighted average cost of fuel used by the company.

   KPL Plants                    1997     1996     1995     1994     1993
   ----------                   -----    -----    -----    -----    -----
    Per Million Btu:
          Coal . . . . . . . .  $1.17    $1.14    $1.15    $1.13    $1.13
          Gas. . . . . . . . .   2.88     2.50     1.63     2.66     2.71
          Oil. . . . . . . . .   3.72     4.01     4.34     4.27     4.41

    Cents per KWH Generation .   1.32     1.30     1.31     1.32     1.31


   KGE Plants                    1997     1996     1995     1994     1993
   ----------                   -----    -----    -----    -----    -----
    Per Million Btu:
          Nuclear. . . . . . .  $0.51    $0.50    $0.40    $0.36    $0.35
          Coal . . . . . . . .   0.89     0.88     0.91     0.90     0.96
          Gas. . . . . . . . .   2.56     2.30     1.68     1.98     2.37
          Oil. . . . . . . . .   3.32     2.74     4.00     3.90     3.15

    Cents per KWH Generation .   1.00     0.93     0.82     0.89     0.93

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

      The percentage of total natural gas deliveries, including transportation and operating revenues for 1997 (through November 30, 1997), by state were as follows:

                          Total Natural           Total Natural Gas
                          Gas Deliveries          Operating Revenues
          Kansas             96.8%                     95.2%
          Oklahoma            3.2%                      4.8%

      The company's natural gas deliveries for the last five years were as follows:

                      1997(1)     1996       1995       1994(3)     1993
                     -------    -------    -------     -------    ------
                                       (Thousands of MCF)
    Residential       47,602     62,728     55,810      64,804    110,045
    Commercial        16,968     22,841     21,245      26,526     47,536
    Industrial           296        450        548         605      1,490
    Other             26,448     21,067     17,078(2)       43         41
    Transportation    41,635     45,947     48,292      51,059     73,574
                     -------    -------    -------     -------    -------
      Total          132,949    153,033    142,973     143,037    232,686

      The company's natural gas revenues related to deliveries for the last five years were as follows:

                      1997(1)     1996        1995      1994(3)     1993
                     -------    --------   ---------   --------   ------
                                   (Dollars in Thousands)
    Residential      $312,665   $352,905    $274,550   $332,348   $529,260
    Commercial        100,394    120,927      94,349    125,570    209,344
    Industrial          1,632      2,885       3,051      3,472      7,294
    Other              63,608     48,643      31,860     11,544     30,143
    Transportation     22,552     23,354      22,366     23,228     28,781
                     --------   --------    --------   --------   --------
      Total          $500,851   $548,714    $426,176   $496,162   $804,822

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

                     Transportation Volumes (BCF's)

                                   1997(1)     1996     1995
                                   ------      ----     ----
               WNG. . . . . . .     74.1       79.4     61.8
               KPP. . . . . . .      5.2        7.3      7.1
               Panhandle. . . .      1.1        1.2      1.0
               Others . . . . .      0.8        2.1      8.0

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

      The average wholesale cost per thousand cubic feet (MCF) purchased for the distribution systems for the past five years were as follows:

                            Interstate Pipeline Supply
                              (Average Cost per MCF)

                                1997      1996      1995      1994      1993
                               -----     -----     -----     -----     -----
       WNG . . . . . . . . .   $ -       $ -       $ -       $ -       $3.57
       Other . . . . . . . .    3.65      3.09      2.78      3.32      3.01
       Total Average Cost. .    3.65      3.09      2.78      3.32      3.23

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

      The main system's average wholesale cost per MCF purchased for the past five years was as follows:
                         Natural Gas Supply - Main System
                              (Average Cost per MCF)

                              1997     1996     1995     1994     1993
                             -----    -----    -----    -----    -----
  Mesa-Hugoton Contract. .   $ -      $ -      $1.44    $1.81    $1.78(1)
  Other. . . . . . . . . .    3.43     2.48     2.47     2.92     2.69
  Total Average Cost . . .    3.43     2.48     2.06     2.23     2.20

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


SECURITY ALARM MONITORING OPERATIONS

      On July 30, 1997, the company agreed to combine its security alarm monitoring business with Protection One, a publicly held security alarm monitoring provider. On November 24, 1997, the company completed the transaction by contributing approximately $532 million in security alarm monitoring business net assets and approximately $258 million in cash in exchange for an approximate 82.4% ownership in Protection One.

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

      Western Resources' bonds may be issued, subject to the restrictions in the preceding paragraph, on the basis of property additions not subject to an unfunded prior lien and on the basis of bonds which have been retired. As of December 31, 1997, the company had approximately $225 million of net bondable property additions not subject to an unfunded prior lien entitling the company to issue up to $135 million principal amount of additional bonds. As of December 31, 1997, no first mortgage bonds could be issued on the basis of retired bonds.

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

      In connection with the combination of the electric utility operations of the company, KCPL and KGE, Westar Energy will assume $1.9 billion of indebtedness for borrowed money of the company and KGE comprised primarily of the companies' outstanding long-term debt. In connection with the transfer of Western Resources' electric utility operations, which constitute all of the property subject to the Mortgage and Deed of Trust, dated July 1, 1939, (Mortgage) between the company and Harris Trust and Savings Bank, as trustee, and substantially all of the assets of Western Resources, to Westar Energy, the company in accordance with the Mortgage will assign and be released from, and Westar Energy will assume, the Mortgage and all obligations of the company under the Mortgage and all first mortgage bonds outstanding thereunder. Pursuant to the amended and restated agreement and plan of merger, KGE's mortgage, by operation of law, will be assumed by Westar Energy. The company will not transfer and will continue to hold its investments in its unregulated operations, including Protection One and ONEOK. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 of "Notes to Consolidated Financial Statements".

      KCPL has outstanding first mortgage bonds (the "KCPL Bonds") which are secured by a lien on substantially all of KCPL's fixed property and franchises purported to be conveyed by the General Mortgage Indenture and Deed of Trust and the various Supplemental Indentures creating the KCPL Bonds (collectively, the "KCPL Mortgage"). Westar Energy has agreed to assume $800 million of debt from KCPL. The KCPL mortgage will have a prior lien on the KCPL property and franchises to be owned by Westar Energy.


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


ELECTRIC FACILITIES
                                Unit      Year      Principal   Unit Capacity
            Name                 No.    Installed     Fuel         (MW) (1)

Abilene Energy Center:
     Combustion Turbine           1        1973       Gas             66

Gordon Evans Energy Center:
     Steam Turbines               1        1961     Gas--Oil         152
                                  2        1967     Gas--Oil         382

Hutchinson Energy Center:
     Steam Turbines               1        1950       Gas             16
                                  2        1950       Gas             17
                                  3        1951       Gas             26
                                  4        1965       Gas            197
     Combustion Turbines          1        1974       Gas             50
                                  2        1974       Gas             49
                                  3        1974       Gas             52
                                  4        1975       Diesel          78
     Diesel Generator             1        1983       Diesel           3

Jeffrey Energy Center (84%)(2):
     Steam Turbines               1        1978       Coal           617
                                  2        1980       Coal           617
                                  3        1983       Coal           605

La Cygne Station (50%)(2):
     Steam Turbines               1        1973       Coal           343
                                  2        1977       Coal           334

Lawrence Energy Center:
     Steam Turbines               2        1952       Gas              0 (3)
                                  3        1954       Coal            58
                                  4        1960       Coal           115
                                  5        1971       Coal           384

Murray Gill Energy Center:
     Steam Turbines               1        1952     Gas--Oil          44
                                  2        1954     Gas--Oil          74
                                  3        1956     Gas--Oil         107
                                  4        1959     Gas--Oil         106

                                Unit      Year      Principal   Unit Capacity
            Name                 No.    Installed     Fuel         (MW) (1)

Neosho Energy Center:
     Steam Turbines               3        1954     Gas--Oil           0 (3)

Tecumseh Energy Center:
     Steam Turbines               7        1957       Coal            85
                                  8        1962       Coal           153
     Combustion Turbines          1        1972       Gas             19
                                  2        1972       Gas             20

Wichita Plant:
     Diesel Generator             5        1969      Diesel            3

Wolf Creek Generating Station (47%)(2):
     Nuclear                      1        1985     Uranium          547
                                                                   -----

     Total                                                         5,319


(1) Based on MOKAN rating.

(2) The company jointly owns Jeffrey Energy Center (84%), La Cygne Station (50%) and Wolf Creek Generating Station (47%). KCPL jointly owns 50% of La Cygne Station and 47% of Wolf Creek Generating Station.

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


ITEM 6.  SELECTED FINANCIAL DATA

Year Ended December 31,        1997(1)(2)       1996          1995         1994(3)        1993
                               ----------    ----------    ----------    ----------    -------
                                                     (Dollars in Thousands)
Income Statement Data:
Sales:
  Energy. . . . . . . . . . .  $1,999,418    $2,038,281    $1,743,930    $1,764,769    $2,028,411
  Security. . . . . . . . . .     152,347         8,546           344          -             -
                               ----------    ----------    ----------    ----------    -------
 Total sales. . . . . . . . .   2,151,765     2,046,827     1,744,274     1,764,769     2,028,411
Income from operations. . . .     142,925       388,553       373,721       370,672       370,338
Net income . . . . . . .  . .     494,094       168,950       181,676       187,447       177,370
Earnings available for common
  stock. . . . . . . . .  . .     489,175       154,111       168,257       174,029       163,864



December 31,                     1997(2)        1996          1995         1994(3)        1993
                               ----------    ----------    ----------    ----------    -------
                                                     (Dollars in Thousands)
Balance Sheet Data:
Total assets. . . . . . . . .  $6,976,960    $6,647,781    $5,490,677    $5,371,029     $5,412,048
Long-term debt, preference
 stock, and other mandatorily
 redeemable securities. . . .   2,451,855     1,951,583     1,641,263     1,507,028     1,673,988


Year Ended December 31,             1997          1996          1995        1994(3)         1993
                                   ------        ------        ------       -------        -----

Common Stock Data:
Basic earnings per share . . . . . $ 7.51        $ 2.41        $ 2.71        $ 2.82        $ 2.76
Dividends per share. . . . . . . . $ 2.10        $ 2.06        $ 2.02        $ 1.98        $ 1.94
Book value per share . . . . . . . $30.79        $25.14        $24.71        $23.93        $23.08
Average shares outstanding(000's)  65,128        63,834        62,157        61,618        59,294
Interest coverage ratio (before
  income taxes, including
  AFUDC) . . . . . . . . . . . . .   5.52          2.67          3.14          3.42          2.79

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

      PURCHASE OF PROTECTION ONE, INC.: On July 30, 1997, we agreed to combine our security alarm monitoring business with Protection One, Inc.
(Protection One), a publicly held security alarm monitoring provider.
On November 24, 1997, we completed
the transaction by contributing approximately $532 million in security alarm monitoring business net assets and approximately $258 million in cash. The cash contributed included funds used for a special dividend of $7.00 per common share to Protection One shareowners, option holders and warrant holders other than Western Resources. In exchange for our net security alarm monitoring business assets and cash, we received approximately 82.4% ownership in Protection One. We entered the security alarm monitoring business to make our company more diverse and to achieve growth.

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

      MERGER AGREEMENT WITH KANSAS CITY POWER & LIGHT COMPANY: On February 7, 1997, we signed a merger agreement with KCPL by which KCPL would be merged with and into the company in exchange for company stock. In December 1997, representatives of our financial advisor indicated that they believed it was unlikely that they would be in a position to issue a fairness opinion required for the merger on the basis of the previously announced terms.

      On March 18, 1998, we and KCPL announced a restructuring of our February 7, 1997, merger agreement which will result in the formation of Westar Energy, a new electric company. Under the terms of the merger agreement, our electric utility operations will be transferred to KGE, and KCPL and KGE will be merged into NKC, Inc., a subsidiary of the company. NKC, Inc. will be renamed Westar Energy. In addition, under the terms of the merger agreement, KCPL shareowners will receive $23.50 of Western Resources common stock per KCPL share, subject to a collar mechanism, and one share of Westar Energy common stock per KCPL share. Upon consummation of the combination, we will own approximately 80.1% of the outstanding equity of Westar Energy and KCPL shareowners will own approximately 19.9%. As part of the combination, Westar Energy will assume all of the electric utility related assets and liabilities of Western Resources, KCPL and KGE.

      Westar Energy will assume $2.7 billion in debt, consisting of $1.9 billion of indebtedness for borrowed money of Western Resources and KGE, and $800 million of debt of KCPL. Long-term debt of Western Resources and KGE was $2.1 billion at December 31,

1997. Under the terms of the merger agreement, it is intended that we will be released from our obligations with respect to our debt to be assumed by Westar Energy.

      Pursuant to the merger agreement, we have agreed, among other things, to call for redemption all outstanding shares of our 4 1/2% Series Preferred Stock, par value $100 per share, 4 1/4% Series Preferred Stock, par value $100 per share, and 5% Series Preferred Stock, par value $100 per share.

       Consummation of the merger is subject to customary conditions including obtaining the approval of our and KCPL's shareowners and various regulatory agencies. We estimate the transaction to close by mid-1999, subject to receipt of all necessary approvals.

      KCPL is a public utility company engaged in the generation, transmission, distribution, and sale of electricity to customers in western Missouri and eastern Kansas. We, KCPL and KGE have joint interests in certain electric generating assets, including Wolf Creek. For additional information, see "Financing in Item 1. Business" and Note 5 of "Notes to Consolidated Financial Statements". Following the closing of the combination Westar Energy is expected to have approximately one million electric utility customers in Kansas and Missouri, approximately $8.2 billion in assets and the ability to generate more than 8,000 megawatts of electricity.

      On March 23, 1998 we and KCPL filed a letter informing the FERC that we had signed a revised merger agreement, dated March 18, 1998. We sent similar letters on March 24, 1998 to the KCC and the Missouri Public Service Commission
(MPSC). We and KCPL will submit appropriate modifications to our merger filings at FERC, the KCC and the MPSC as soon as practicable.

      As of December 31, 1997, we had spent and deferred on the Consolidated Balance Sheet approximately $53 million in our efforts to acquire KCPL. We had planned to expense these costs in the first period following the merger. We reviewed the deferred costs and have determined that for accounting purposes, $48 million of the deferred costs should be expensed. We recorded a special non-recurring charge of $29 million after taxes, or $0.44 per share in December 1997, to expense the costs that were incurred solely as a result of the original merger agreement. At December 31, 1997, we had deferred approximately $5 million related to the KCPL transaction. See "Financial Condition" below and Note 5.

      OTHER SECURITY ALARM MONITORING BUSINESS PURCHASES: We acquired Network MultiFamily Security Corporation (Network Multi-Family), a security alarm monitoring provider for multi-unit dwellings based in Dallas, Texas, for approximately $171 million in cash in September 1997. On February 4, 1998, Protection One exercised its option to acquire the stock of Network Holdings, Inc., the parent company of Network Multi-Family, from us for approximately $180 million. We expect this transaction to occur in the first quarter of 1998. We expect Protection One to borrow money from a revolving credit agreement provided by Westar Capital, a subsidiary of Western Resources, to purchase Network Multi-Family.

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

      ELECTRIC RATE DECREASE: On May 23, 1996, we reduced our electric rates to KGE customers by $8.7 million annually on an interim basis. On October 22, 1996, the KCC Staff, the City of Wichita, the Citizens Utility Ratepayer Board and we filed an agreement asking the KCC to reduce our retail electric rates. The KCC approved this agreement on January 15, 1997. Per the agreement:

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

      SALES: Energy revenues include electric revenues, power marketing revenues, natural gas revenues and other insignificant energy-related revenues. Certain state regulatory commissions and the FERC authorize rates for our electric revenues. Our energy revenues vary with levels of sales volume.
Changing weather affects the amount of energy our customers use. Very hot summers and very cold winters prompt more demand, especially among our residential customers. Mild weather reduces demand.

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

      Security alarm monitoring business revenues increased $144 million from our minimal 1996 security alarm monitoring business revenues. This increase is because of our December 30, 1996, purchase of the net assets of Westinghouse Security Systems, Inc. (Westinghouse Security Systems) and our acquisition on November 24, 1997, of approximately 82.4% of Protection One. As a result, we have included a full year of operating results from Westinghouse Security Systems and one month of operating results from Protection One. See "1997 Highlights" above and Note 3.

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

      The security alarm monitoring cost of sales increased $35 million. The increase is a result of the purchase of the assets of Westinghouse Security Systems on December 30, 1996, and our acquisition on November 24, 1997, of approximately 82.4% of Protection One.

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

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general and administrative expense has increased $113 million from 1996 to 1997. Higher employee benefit costs of approximately $30 million and higher security alarm monitoring business selling, general and administrative expense of approximately $83 million caused this increase. The security alarm monitoring business increase is because of our December 30, 1996, purchase of the assets of Westinghouse Security Systems and our acquisition on November 24, 1997, of approximately 82.4% of Protection One.

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


LIQUIDITY AND CAPITAL RESOURCES

      OVERVIEW: Most of our cash requirements consist of capital expenditures and maintenance costs associated with the electric utility business, continued growth in the security alarm monitoring business, payment of common stock dividends and investments in foreign power projects. Our ability to attract necessary financial capital on reasonable terms is critical to our overall business plan. Historically, we have paid for acquisitions with cash on hand, or the issuance of stock or short-term debt. Our ability to provide the cash, stock or debt to fund our capital expenditures depends upon many things, including available resources, our financial condition and current market conditions.

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

      Other funds are available to us from the sale of securities we register for sale with the SEC. As of December 31, 1997, these included $30 million of Western Resources first mortgage bonds which may also be issued as unsecured senior notes at our option, $50 million of KGE first mortgage bonds and approximately 11 million Western Resources common shares.

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

      On February 27, 1998, we sent a notice of redemption to the holders of our 7.58% Preference Stock due 2007. On April 1, 1998, we will redeem this stock at a premium, including dividends, for $53 million.

      CAPITAL STRUCTURE: Our capital structures at December 31, 1997, and 1996 were as follows:
                                                       1997        1996
      Common stock                                      45%         45%
      Preferred and preference stock                     2%          2%
      Western Resources obligated
        mandatorily redeemable preferred
        securities of subsidiary trust holding
        solely company subordinated debentures           5%          6%
      Long-term debt                                    48%         47%
                                                       ----        ----
      Total                                            100%        100%

      SECURITY RATINGS: Standard & Poor's Ratings Group (S&P), Fitch Investors Service (Fitch) and Moody's Investors Service (Moody's) are independent credit-rating agencies. These agencies rate our debt securities. These ratings indicate the agencies' assessment of our ability to pay interest and principal on these securities. These ratings affect how much we will have to pay as interest securities we sell to obtain additional capital. The better the rating, the less we will have to pay on debt securities we sell.

      At December 31, 1997, ratings with these agencies were as follows:

                                                          Kansas Gas
                            Western        Western       and Electric
                           Resources'     Resources'       Company's
                            Mortgage      Short-term       Mortgage
                              Bond           Debt            Bond
         Rating Agency       Rating         Rating          Rating
         -------------     ----------     ----------     ---------
         S&P                  A-             A-2             BBB+
         Fitch                A-             F-2             A-
         Moody's              A3             P-2             A3

      Following the announcement of our restructured merger agreement with KCPL, S&P placed its ratings of Western Resources and KGE bonds on CreditWatch with positive implications. Moody's changed the direction of its ongoing review of Western Resources' debt rating from possible downgrade to possible upgrade.

      FUTURE CASH REQUIREMENTS: We believe that internally generated funds and new and existing credit agreements will be sufficient to meet our operating and capital expenditure requirements, debt service and dividend payments through the year 2000. Uncertainties affecting our ability to meet these requirements with internally generated funds include the effect of competition and inflation on operating expenses, sales volume, regulatory actions, compliance with future environmental regulations, the availability of generating units and weather. The amount of these requirements and our ability to fund them will also be significantly impacted by the pending combination of our electric utility operations with KCPL.

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

      These estimates are prepared for planning purposes and may be revised (see
Note 7). Electric expenditures shown in the table above do not take into account the pending combination of our electric utility operations with KCPL (see Note
5).

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


OTHER INFORMATION

      COMPETITION AND ENHANCED BUSINESS OPPORTUNITIES: The United States electric utility industry is evolving from a regulated monopolistic market to a competitive marketplace. The 1992 Energy Policy Act began deregulating the electricity industry. The Energy Policy Act permitted the FERC to order electric utilities to allow third parties the use of their transmission systems to sell electric power to wholesale customers. A wholesale sale is defined as a utility selling electricity to a "middleman", usually a city or its utility company, to resell to the ultimate retail customer. As part of the 1992 KGE merger, we agreed to open access of our transmission system for wholesale transactions. FERC also requires us to provide transmission services to others under terms comparable to those we provide to ourselves. During 1997, wholesale electric revenues represented approximately 12% of total electric revenues.

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

      STRANDED COSTS: The definition of stranded costs for a utility business is the investment in and carrying costs on property, plant and equipment and other regulatory assets which exceed the amount that can be recovered in a competitive market. We currently apply accounting standards that recognize the economic effects of rate regulation and record regulatory assets and liabilities related to our generation, transmission and distribution operations. If we determine that we no longer meet the criteria of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71), we may have a material extraordinary non-cash charge to operations. Reasons for discontinuing SFAS 71 accounting treatment include increasing competition that restricts our ability to charge prices needed to recover costs already incurred and a significant change by regulators from a cost-based rate regulation to another form of rate regulation. We periodically review SFAS 71 criteria and believe our net regulatory assets, including those related to generation, are probable of future recovery. If we discontinue SFAS 71
accounting   treatment   based  upon   competitive  or  other  events,   we  may
significantly impact the value of our net regulatory assets and our utility plant investments, particularly the Wolf Creek facility. See "Competition and Enhanced Business Opportunities" above for initiatives taken to restructure the electric industry in Kansas.

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

      In a competitive environment, we may not be able to fully recover our entire investment in Wolf Creek. We presently own 47% of Wolf Creek. Our ownership would increase to 94% when the KCPL combination is completed. We also may have stranded costs from an inability to recover our environmental remediation costs and long-term fuel contract costs in a competitive environment. If we determine that we have stranded costs and we cannot recover our investment in these assets, our future net utility income will be lower than our historical net utility income has been unless we compensate for the loss of such income with other measures.

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

      There can be no assurance, however, that our suppliers will not be affected by the Year 2000 Issue which could affect our operations.

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

      DECOMMISSIONING: Decommissioning is a nuclear industry term for the permanent shutdown of a nuclear power plant when the plant's license expires. The Nuclear Regulatory Commission (NRC) will terminate a plant's license and release the property for unrestricted use when a company has reduced the residual radioactivity of a nuclear plant to a level mandated by the NRC. The NRC requires companies with nuclear power plants to prepare formal financial plans. These plans ensure that funds required for decommissioning will be accumulated during the estimated remaining life of the related nuclear power plant.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

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



                                                            ARTHUR ANDERSEN LLP
Kansas City, Missouri,
  January 29, 1998
(March 24, 1998 with  respect to Note 5 of the Notes to  Consolidated  Financial
 Statements.)


                             WESTERN RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                       December 31,
                                                                  1997              1996
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . .    $   76,608        $    3,724
  Accounts receivable (net) . . . . . . . . . . . . . . . .       325,043           318,966
  Inventories and supplies (net). . . . . . . . . . . . . .        86,398           135,255
  Marketable securities . . . . . . . . . . . . . . . . . .        75,258              -
  Prepaid expenses and other. . . . . . . . . . . . . . . .        25,483            36,503
                                                               ----------        ----------
    Total Current Assets. . . . . . . . . . . . . . . . . .       588,790           494,448
                                                               ----------        ----------

PROPERTY, PLANT AND EQUIPMENT, NET. . . . . . . . . . . . .     3,786,528         4,384,017
                                                               ----------        ----------

OTHER ASSETS:
  Investment in ADT . . . . . . . . . . . . . . . . . . . .          -              590,102
  Investment in ONEOK . . . . . . . . . . . . . . . . . . .       596,206              -
  Subscriber accounts . . . . . . . . . . . . . . . . . . .       549,152           265,530
  Goodwill (net). . . . . . . . . . . . . . . . . . . . . .       854,163           225,892
  Regulatory assets . . . . . . . . . . . . . . . . . . . .       380,421           458,296
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       221,700           229,496
                                                               ----------        ----------
    Total Other Assets. . . . . . . . . . . . . . . . . . .     2,601,642         1,769,316
                                                               ----------        ----------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .    $6,976,960        $6,647,781
                                                               ----------        ----------

LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt. . . . . . . . . . .    $   21,217        $     -
  Short-term debt . . . . . . . . . . . . . . . . . . . . .       236,500           980,740
  Accounts payable. . . . . . . . . . . . . . . . . . . . .       151,166           180,540
  Accrued liabilities . . . . . . . . . . . . . . . . . . .       249,447           140,204
  Accrued income taxes. . . . . . . . . . . . . . . . . . .        27,360            27,053
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .        89,106            23,555
                                                              -----------        ----------
    Total Current Liabilities . . . . . . . . . . . . . . .       774,796         1,352,092
                                                              -----------        ----------

LONG-TERM LIABILITIES:
  Long-term debt (net). . . . . . . . . . . . . . . . . . .     2,181,855         1,681,583
  Western Resources obligated mandatorily redeemable
    preferred securities of subsidiary trusts holding
    solely company subordinated debentures. . . . . . . . .       220,000           220,000
  Deferred income taxes and investment tax credits. . . . .     1,065,565         1,235,900
  Minority interests. . . . . . . . . . . . . . . . . . . .       164,379             -
  Deferred gain from sale-leaseback . . . . . . . . . . . .       221,779           233,060
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       259,521           225,608
                                                               ----------        ----------
    Total Long-term Liabilities . . . . . . . . . . . . . .     4,113,099         3,596,151
                                                               ----------        ----------

COMMITMENTS AND CONTINGENCIES

SHAREOWNERS' EQUITY:
  Cumulative preferred and preference stock . . . . . . . .        74,858            74,858
  Common stock, par value $5 per share, authorized
    85,000,000 shares, outstanding 65,409,603 and
    64,625,259 shares, respectively . . . . . . . . . . . .       327,048           323,126
  Paid-in capital . . . . . . . . . . . . . . . . . . . . .       760,553           739,433
  Retained earnings . . . . . . . . . . . . . . . . . . . .       914,487           562,121
  Net change in unrealized gain on equity securities (net).        12,119              -
                                                               ----------        -------
    Total Shareowners' Equity . . . . . . . . . . . . . . .     2,089,065         1,699,538
                                                               ----------        ----------

TOTAL LIABILITIES & SHAREOWNERS' EQUITY . . . . . . . . . .    $6,976,960        $6,647,781
                                                               ----------        ----------

The Notes to Consolidated Financial Statements are an integral part of this statement.




                             WESTERN RESOURCES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)


                                                                     Year Ended December 31,
                                                                1997         1996         1995
SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . .      $1,999,418   $2,038,281   $1,743,930
  Security. . . . . . . . . . . . . . . . . . . . . . .         152,347        8,546          344
                                                             ----------   ----------   ----------
    Total Sales . . . . . . . . . . . . . . . . . . . .       2,151,765    2,046,827    1,744,274
                                                             ----------   ----------   ----------

COST OF SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . .         928,324      879,328      658,935
  Security. . . . . . . . . . . . . . . . . . . . . . .          38,800        3,798           68
                                                             ----------   ----------   ----------
    Total Cost of Sales . . . . . . . . . . . . . . . .         967,124      883,126      659,003
                                                             ----------   ----------   ----------

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . .       1,184,641    1,163,701    1,085,271
                                                             ----------   ----------   ----------

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . .         383,912      374,369      351,589
  Depreciation and amortization . . . . . . . . . . . .         256,725      201,331      177,830
  Selling, general and administrative expense . . . . .         312,927      199,448      182,131
  Write-off of deferred merger costs. . . . . . . . . .          48,008         -            -
  Security asset impairment charge. . . . . . . . . . .          40,144         -            -
                                                             ----------   ----------   -------
    Total Operating Expenses. . . . . . . . . . . . . .       1,041,716      775,148      711,550
                                                             ----------   ----------   ----------

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . .         142,925      388,553      373,721
                                                             ----------   ----------   ----------

OTHER INCOME (EXPENSE):
  Gain on sale of Tyco securities . . . . . . . . . . .         864,253         -            -
  Special charges from ADT. . . . . . . . . . . . . . .            -         (18,181)        -
  Investment earnings . . . . . . . . . . . . . . . . .          25,646       20,647         -
  Minority interest . . . . . . . . . . . . . . . . . .           4,737         -            -
  Other . . . . . . . . . . . . . . . . . . . . . . . .          28,403       12,841       18,657
                                                             ----------   ----------   ----------
    Total Other Income (Expense). . . . . . . . . . . .         923,039       15,307       18,657
                                                             ----------   ----------   ----------

INCOME BEFORE INTEREST AND TAXES. . . . . . . . . . . .       1,065,964      403,860      392,378
                                                             ----------   ----------   ----------

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . .         119,389      105,741       95,962
  Interest expense on short-term debt and other . . . .          73,836       46,810       30,360
                                                             ----------   ----------   ----------
    Total Interest Expense. . . . . . . . . . . . . . .         193,225      152,551      126,322
                                                             ----------   ----------   ----------

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . .         872,739      251,309      266,056
                                                             ----------   ----------   ----------

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . .         378,645       82,359       84,380
                                                             ----------   ----------   ----------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . .         494,094      168,950      181,676
                                                             ----------   ----------   ----------

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . .           4,919       14,839       13,419
                                                             ----------   ----------   ----------

EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . .      $  489,175   $  154,111   $  168,257
                                                             ----------   ----------   ----------

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . .      65,127,803   63,833,783   62,157,125

BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . .      $     7.51   $     2.41   $     2.71

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . .      $     2.10   $     2.06   $     2.02

The Notes to Consolidated Financial Statements are an integral part of this statement.




                             WESTERN RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Dollars in Thousands)

                                                                   Year ended December 31,
                                                               1997         1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income. . . . . . . . . . . . . . . . . . . . . . . . $  494,094   $  168,950   $  181,676
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . .    256,725      201,331      177,830
  Gain on sale of securities. . . . . . . . . . . . . . . .   (864,253)        -            -
  Equity in earnings from investments . . . . . . . . . . .    (25,405)      (9,373)        -
  Write-off of deferred merger costs. . . . . . . . . . . .     48,008         -            -
  Security asset impairment charge. . . . . . . . . . . . .     40,144         -            -
  Changes in working capital items (net of effects from acquisitions):
    Accounts receivable, net. . . . . . . . . . . . . . . .     14,156      (47,474)     (37,532)
    Inventories and supplies. . . . . . . . . . . . . . . .      3,249       10,624         (715)
    Marketable securities . . . . . . . . . . . . . . . . .    (10,461)        -            -
    Prepaid expenses and other. . . . . . . . . . . . . . .      9,230      (14,900)       6,958
    Accounts payable. . . . . . . . . . . . . . . . . . . .    (48,298)      15,353       18,578
    Accrued liabilities . . . . . . . . . . . . . . . . . .     65,071       10,261       (5,079)
    Accrued income taxes. . . . . . . . . . . . . . . . . .      9,869       26,377      (14,209)
    Other . . . . . . . . . . . . . . . . . . . . . . . . .     (8,584)      (4,824)     (28,642)
  Changes in other assets and liabilities . . . . . . . . .    (69,353)     (87,285)       5,134
                                                            ----------   ----------   ----------
    Net cash flows (used in) from operating activities. . .    (85,808)     269,040      303,999
                                                            ----------   ----------   ----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property, plant and equipment (net). . . . .    210,738      195,602      232,252
  Customer account acquisitions . . . . . . . . . . . . . .     45,163         -            -
  Proceeds from sale of securities. . . . . . . . . . . . . (1,533,530)        -            -
  Security alarm monitoring acquisitions,
    net of cash acquired. . . . . . . . . . . . . . . . . .    438,717      368,535         -
  Purchase of ADT common stock. . . . . . . . . . . . . . .       -         589,362         -
  Other investments (net) . . . . . . . . . . . . . . . . .     45,318        6,563       15,408
                                                            ----------   ----------   ----------
    Net cash flows (from) used in investing activities. . .   (793,594)   1,160,062      247,660
                                                            ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . .   (744,240)     777,290     (104,750)
  Proceeds of long-term debt. . . . . . . . . . . . . . . .    520,000      225,000       50,000
  Retirements of long-term debt . . . . . . . . . . . . . .   (293,977)     (16,135)        (105)
  Issuance of other mandatorily redeemable securities . . .       -         120,000      100,000
  Issuance of common stock (net). . . . . . . . . . . . . .     25,042       33,212       36,161
  Redemption of preference stock. . . . . . . . . . . . . .       -        (100,000)        -
  Cash dividends paid . . . . . . . . . . . . . . . . . . .   (141,727)    (147,035)    (137,946)
                                                            ----------   ----------   ----------
    Net cash flows (used in) from financing activities. . .   (634,902)     892,332      (56,640)
                                                            ----------   ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . .     72,884        1,310         (301)

CASH AND CASH EQUIVALENTS:
  Beginning of the period . . . . . . . . . . . . . . . . .      3,724        2,414        2,715
                                                            ----------   ----------   ----------
  End of the period . . . . . . . . . . . . . . . . . . . . $   76,608   $    3,724   $    2,414
                                                            ==========   ==========   ==========

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




                             WESTERN RESOURCES, INC.
                CONSOLIDATED STATEMENTS OF CUMULATIVE PREFERRED AND PREFERENCE STOCK
                             (Dollars in Thousands)

                                                                             December 31,
                                                                        1997            1996
CUMULATIVE PREFERRED AND PREFERENCE STOCK:
  Preferred stock not subject to mandatory redemption,
    Par value $100 per share, authorized 600,000 shares,
      Outstanding -
        4 1/2% Series, 138,576 shares . . . . . . . . . . . . .      $  13,858       $   13,858
        4 1/4% Series, 60,000 shares. . . . . . . . . . . . . .          6,000            6,000
        5% Series, 50,000 shares. . . . . . . . . . . . . . . .          5,000            5,000
                                                                     ---------       ----------
                                                                        24,858           24,858
                                                                     ---------       ----------
  Preference stock subject to mandatory redemption,
    Without par value, $100 stated value, authorized
      4,000,000 shares, outstanding -
        7.58% Series, 500,000 shares. . . . . . . . . . . . . .         50,000           50,000
                                                                     ---------      -----------
TOTAL CUMULATIVE PREFERRED AND PREFERENCE STOCK . . . . . . . .      $  74,858      $    74,858
                                                                     =========      ===========


The Notes to Consolidated Financial Statements are an integral part of this statement.




                             WESTERN RESOURCES, INC.
                       CONSOLIDATED  STATEMENTS  OF COMMON  SHAREOWNERS'  EQUITY
                          (Dollars in Thousands, Except Per Share Amounts)



                                                                                      Unrealized
                                                                                       Gain on
                                                                                        Equity
                                                        Common   Paid-in   Retained   Securities
                                                        Stock    Capital   Earnings      (net)

BALANCE DECEMBER 31, 1994, 61,617,873 SHARES. . . . .  $308,089  $667,992  $498,374   $   -

Net income. . . . . . . . . . . . . . . . . . . . . .                       181,676

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                       (13,419)
  Common stock, $2.02 per share . . . . . . . . . . .                      (125,763)

Expenses on common stock. . . . . . . . . . . . . . .                (772)

Issuance of 1,238,088 shares of common stock. . . . .     6,191    30,742
                                                       --------  --------

BALANCE DECEMBER 31, 1995, 62,855,961 SHARES. . . . .   314,280   697,962   540,868       -

Net income. . . . . . . . . . . . . . . . . . . . . .                       168,950

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                       (14,839)
  Common stock, $2.06 per share . . . . . . . . . . .                      (131,611)

Issuance of 1,769,298 shares of common stock. . . . .     8,846    41,471    (1,247)
                                                       --------  --------  --------

BALANCE DECEMBER 31, 1996, 64,625,259 SHARES. . . . .   323,126   739,433   562,121       -

Net income. . . . . . . . . . . . . . . . . . . . . .                       494,094

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                        (4,919)
  Common stock, $2.10 . . . . . . . . . . . . . . . .                      (136,809)

Expenses on common stock. . . . . . . . . . . . . . .                  (5)

Issuance of 784,344 shares of common stock. . . . . .     3,922    21,125

Net change in unrealized gain on equity securities
  (net of tax effect of $13,129). . . . . . . . . . .                                   12,119
                                                       --------  --------  --------  ---------

BALANCE DECEMBER 31, 1997, 65,409,603 SHARES. . . . .  $327,048  $760,553  $914,487  $  12,119
                                                       --------  --------  --------  ---------


The Notes to Consolidated Financial Statements are an integral part of this statement.

                           WESTERN RESOURCES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business: Western Resources, Inc. (the company) is a publicly traded holding company. The company's primary business activities are providing electric generation, transmission and distribution services to approximately 614,000 customers in Kansas; providing security alarm monitoring services to approximately 950,000 customers located throughout the United
States,   providing  natural  gas  transmission  and  distribution  services  to approximately 1.4 million customers in Oklahoma and Kansas through its investment in ONEOK Inc. (ONEOK) and investing in international power projects. Rate regulated electric service is provided by KPL, a division of the company and KGE, a wholly-owned subsidiary. Security services are primarily provided by Protection One, Inc. (Protection One), a publicly-traded, approximately 82.4%-owned subsidiary.

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

     December 31,                                1997          1996
     --------------------------------------------------------------
                                               (Dollars in Thousands)
     Recoverable taxes. . . . . . . . . . . .  $212,996      $217,257
     Debt issuance costs. . . . . . . . . . .    75,336        78,532
     Deferred employee benefit costs. . . . .    37,875        40,834
     Deferred plant costs . . . . . . . . . .    30,979        31,272
     Coal contract settlement costs . . . . .    16,032        21,037
     Other regulatory assets. . . . . . . . .     7,203         8,794
     Phase-in revenues. . . . . . . . . . . .      -           26,317
     Deferred cost of natural gas purchased .      -           21,332
     Service line replacement . . . . . . . .      -           12,921
                                               --------      --------
      Total regulatory assets . . . . . . . .  $380,421      $458,296
                                               ========      ========

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

      The company's allowance for doubtful accounts receivable totaled $8.4 million and $6.3 million at December 31, 1997 and 1996, respectively.

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


3.  SECURITY ALARM MONITORING BUSINESS PURCHASES

      In 1997 the company acquired three monitored security alarm companies. Each acquisition was accounted for as a purchase and, accordingly, the operating results for each acquired company have been included in the company's consolidated financial statements since the date of acquisition. Preliminary purchase price allocations have been made based upon the fair value of the net assets acquired. The company acquired

Network Multi-Family Security Corporation (Network Multi-Family) in September, 1997 for approximately $171 million and acquired Centennial Holdings, Inc. (Centennial) in November 1997 for approximately $94 million. The company also acquired an approximate 82.4% equity interest in Protection One in November 1997.

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

      On February 4, 1998, Protection One exercised its option to acquire the stock of Network Holdings, Inc., the parent company of Network Multi-Family, from the company for approximately $180 million. The company expects Protection One to borrow money from a revolving credit agreement provided by Westar Capital, a subsidiary of Western Resources, to purchase Network Multi-Family.


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


5.  MERGER AGREEMENT WITH KANSAS CITY POWER & LIGHT COMPANY

      On February 7, 1997, the company signed a merger agreement with KCPL by which KCPL would be merged with and into the company in exchange for company stock. In December 1997, representatives of the company's financial advisor indicated that they believed it was unlikely that they would be in a position to issue a fairness opinion required for the merger on the basis of the previously announced terms.

      On March 18, 1998, the company and KCPL announced a restructuring of their February 7, 1997, merger agreement which will result in the formation of Westar Energy, a new electric company. Under the terms of the merger agreement, the electric utility operations of the company will be transferred to KGE, and KCPL and KGE will be merged into NKC, Inc., a subsidiary of the company. NKC, Inc. will be renamed Westar Energy. In addition, under the terms of the merger agreement, KCPL shareowners will receive $23.50 of company common stock per KCPL share, subject to a collar mechanism, and one share of Westar Energy common stock per KCPL share. Upon consummation of the combination, the company will own approximately 80.1% of the outstanding equity of Westar Energy and KCPL shareowners will own approximately 19.9%. As part of the combination, Westar Energy will assume all of the electric utility related assets and liabilities of the company, KCPL and KGE.

      Westar Energy will assume $2.7 billion in debt, consisting of $1.9 billion of indebtedness for borrowed money of the company and KGE, and $800 million of debt of KCPL. Long-term debt of Western Resources and KGE was $2.1 billion at December 31, 1997. Under the terms of the merger agreement, it is intended that the company will be released from its obligations with respect to the company's debt to be assumed by Westar Energy.

      Pursuant to the merger agreement, the company has agreed, among other things, to call for redemption all outstanding shares of its 4 1/2% Series Preferred Stock, par value $100 per share, 4 1/4% Series Preferred Stock, par value $100 per share, and 5% Series Preferred Stock, par value $100 per share.

       Consummation of the merger is subject to customary conditions including obtaining the approval of the company's and KCPL's shareowners and various regulatory agencies. The company estimates the transaction to close by mid-1999, subject to receipt of all necessary approvals.

      KCPL is a public utility company engaged in the generation, transmission, distribution, and sale of electricity to customers in western Missouri and eastern Kansas. The company, KCPL and KGE have joint interests in certain electric generating assets, including Wolf Creek.

      On March 23, 1998 the company and KCPL filed a letter informing the FERC that it had signed a revised merger agreement, dated March 18, 1998. The company sent similar letters on March 24, 1998 to the KCC and the MPSC. We and KCPL will submit appropriate modifications to our merger filings at FERC, the KCC and the MPSC as soon as practicable.

      The company reviewed the deferred costs and have determined that for accounting purposes, $48 million of the deferred costs relating to the original merger agreement should be expensed. These costs were expensed in the fourth quarter of 1997. At December 31, 1997, The company had deferred approximately $5 million related to the KCPL transaction.


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

      During 1997, the company's equity investment in ADT was converted to an available- for-sale security investment in Tyco. The company recognized equity in earnings from the ADT investment of $24 million and $7 million in 1997 and 1996, respectively. At December 31, 1996, the company's 27% investment in ADT was approximately $597 million.


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

      The following tables provide information on the components of pension and salary continuation costs funded status and actuarial assumptions for the company:

Year Ended December 31,                1997          1996        1995
---------------------------------------------------------------------
                                           (Dollars in Thousands)
SFAS 87 Expense:
  Service cost. . . . . . . . . .    $ 11,337     $ 11,644     $ 11,059
  Interest cost on projected
    benefit obligation. . . . . .      35,836       34,003       32,416
  (Gain) loss on plan assets. . .    (113,287)     (65,799)    (102,731)
  Deferred investment gain (loss)      73,731       30,119       70,810
  Net amortization. . . . . . . .       1,084        2,140        1,132
  Other . . . . . . . . . . . . .         519         -            -
                                     --------     --------     -----
      Net expense . . . . . . . .    $  9,220     $ 12,107     $ 12,686
                                     ========     ========     ========

December 31,                           1997         1996         1995
---------------------------------------------------------------------
                                           (Dollars in Thousands)
Reconciliation of Funded Status:
  Actuarial present value of
    benefit obligations:
      Vested . . . . . . . . . . .   $365,809     $347,734     $331,027
      Non-vested . . . . . . . . .     21,024       23,220       21,775
                                     --------     --------     --------
        Total. . . . . . . . . . .   $386,833     $370,954     $352,802
                                     ========     ========     ========

Plan assets (principally debt
  and equity securities) at
  fair value . . . . . . . . . . .   $584,792     $495,993     $444,608
Projected benefit obligation . . .    462,964      483,862      456,707
                                     --------     --------     --------
Funded status. . . . . . . . . . .    121,828       12,131      (12,099)
Unrecognized transition asset. . .       (369)        (448)        (527)
Unrecognized prior service costs .     39,763       62,434       57,087
Unrecognized net (gain). . . . . .   (193,313)    (103,132)     (75,312)
                                     --------     --------     --------
  Accrued liability. . . . . . . .   $(32,091)    $(29,015)    $(30,851)
                                     ========     ========     ========

Year Ended December 31,                1997          1996         1995
----------------------------------------------------------------------
Actuarial Assumptions:
  Discount rate. . . . . . . . . .       7.5%          7.5%         7.5%
  Annual salary increase rate. . .  3.5-4.75%         4.75%        4.75%
  Long-term rate of return . . . .  9.0-9.25%      8.5-9.0%     8.5-9.0%

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

December 31,                                  1997         1996         1995
----------------------------------------------------------------------------
                                                (Dollars in Thousands)
Reconciliation of Funded Status:
  Actuarial present value of postretirement
  benefit obligations:
    Retirees. . . . . . . . . . . . . .     $ 53,910     $ 76,588     $ 81,402
    Active employees fully eligible . .        6,814       10,060        7,645
    Active employees not fully eligible       22,949       36,345       34,144
                                            --------     --------     --------
      Total . . . . . . . . . . . . . .       83,673      122,993      123,191
Fair value of plan assets . . . . . . .          118           78           46
                                            --------     --------     --------
Funded status . . . . . . . . . . . . .      (83,555)    (122,915)    (123,145)
Unrecognized prior service cost . . . .       (4,592)      (8,157)      (8,900)
Unrecognized transition obligation. . .       60,146      104,920      111,443
Unrecognized net (gain) . . . . . . . .         (828)      (8,137)      (7,271)
                                            --------     --------     --------
Accrued postretirement benefit costs        $(28,829)    $(34,289)    $(27,873)
                                            ========     ========     ========

Year Ended December 31,                       1997         1996         1995
----------------------------------------------------------------------------
Actuarial Assumptions:
  Discount rate . . . . . . . . . . . .       7.5%         7.5%         7.5%
  Annual salary increase rate . . . . .      4.75%        4.75%        4.75%
  Expected rate of return . . . . . . .       9.0%         9.0%         9.0%

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

      Protection One maintains a qualified employee stock purchase plan that allows eligible employees to acquire shares of Protection One common shares at 85% of fair market value of the common stock. A total of 650,000 shares of common stock have been reserved for issuance in this program.

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


      Stock options and warrants outstanding at December 31, 1997 are as follows:

                            Number          Weighted         Weighted
         Range of         Outstanding        Average         Average
         Exercise            and          Remaining Life     Exercise
          Price           Exercisable        (Years)          Price

      $ 5.875-$ 9.125       159,360             8            $ 6.602
      $ 8.000-$10.313       384,300             8            $ 8.088
      $12.125-$16.375       148,000             8            $14.857
          $ 9.50            253,000             9            $ 9.50
          $15.00             50,000             9            $15.00
          $14.268            50,000             4            $14.268
          $ 0.05              1,425             9            $ 0.05
          $ 3.633           103,697             4            $ 3.633
          $ 0.167           462,001             6            $ 0.167
          $ 6.60            466,400             8            $ 6.60

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

      The carrying values and estimated fair values of the company's financial instruments are as follows:

                                   Carrying Value              Fair Value
    December 31,                   1997       1996          1997       1996
    -----------------------------------------------------------------------
                                            (Dollars in Thousands)

    Decommissioning trust. .  $   43,514   $   33,041  $   43,514   $   33,041
    Fixed-rate debt. . . . .   2,019,103    1,224,743   2,101,167    1,260,722
    Redeemable preference
      stock. . . . . . . . .      50,000       50,000      51,750       52,500
    Other mandatorily
      redeemable securities.     220,000      220,000     226,088      214,800

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

December 31,              1997                              1996
----------------------------------------------------------------
                                 (Dollars in Thousands)
             Notional                          Notional
             Volumes   Estimated     Gain/     Volumes   Estimated     Gain/
             (MWH's)   Fair Value   (loss)    (mmbtu's)  Fair Value   (loss)
Forward
 contracts    359,200   $9,086       $202          -          -         -
Options       924,000   $1,790      ($329)         -          -         -
Natural gas
 futures         -      $  -        $  -       6,540,000   $16,032    $2,061
Natural gas
 swaps           -      $  -        $  -       2,344,000   $ 5,500    $1,315

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

      Rental payments for operating leases and estimated rental commitments are as follows:

                                    Operating
           Year Ended December 31,                Leases
                             (Dollars in Thousands)
           1995 . . . . . . . . . . . . . .     $ 63,353
           1996 . . . . . . . . . . . . . .       63,181
           1997 . . . . . . . . . . . . . .       71,126
           Future Commitments:
           1998 . . . . . . . . . . . . . .       66,998
           1999 . . . . . . . . . . . . . .       59,634
           2000 . . . . . . . . . . . . . .       53,456
           2001 . . . . . . . . . . . . . .       50,303
           2002 . . . . . . . . . . . . . .       49,999
           Thereafter . . . . . . . . . . .      655,558
                                                --------
           Total. . . . . . . . . . . . . .     $935,948
                                                ========

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

      Long-term debt outstanding is as follows at December 31:

                                                   1997           1996
                                                ----------     -------
                                                  (Dollars in Thousands)
   Western Resources First mortgage bond series:
     7 1/4% due 1999. . . . . . . . . . . . .   $  125,000     $  125,000
     8 7/8% due 2000. . . . . . . . . . . . .       75,000         75,000
     7 1/4% due 2002. . . . . . . . . . . . .      100,000        100,000
     8 1/2% due 2022. . . . . . . . . . . . .      125,000        125,000
     7.65%  due 2023. . . . . . . . . . . . .      100,000        100,000
                                                ----------     ----------
                                                   525,000        525,000
   Pollution control bond series:
     Variable due 2032 (1). . . . . . . . . .       45,000         45,000
     Variable due 2032 (2). . . . . . . . . .       30,500         30,500
     6%     due 2033. . . . . . . . . . . . .       58,420         58,420
                                                ----------     ----------
                                                   133,920        133,920
   KGE
   First mortgage bond series:
     7.60 % due 2003. . . . . . . . . . . . .      135,000        135,000
     6 1/2% due 2005. . . . . . . . . . . . .       65,000         65,000
     6.20 % due 2006. . . . . . . . . . . . .      100,000        100,000
                                                ----------     ----------
                                                   300,000        300,000
   Pollution control bond series:
     5.10 % due 2023. . . . . . . . . . . . .       13,757         13,822
     Variable due 2027 (3). . . . . . . . . .       21,940         21,940
     7.0  % due 2031. . . . . . . . . . . . .      327,500        327,500
     Variable due 2032 (4). . . . . . . . . .       14,500         14,500
     Variable due 2032 (5). . . . . . . . . .       10,000         10,000
                                                ----------     ----------
                                                   387,697        387,762

 Revolving credit agreement . . . . . . . . .         -           275,000
 Western Resources 6 7/8% unsecured
   senior notes due 2004. . . . . . . . . . .      370,000           -
 Western Resources 7 1/8% unsecured
      senior notes due 2009 . . . . . . . . . .      150,000           -
 Protection One 6.4% senior subordinated
    discount notes due 2005. . . .  . . . . .      171,926           -
 Protection One 6.75% convertible senior
    subordinated discount notes due 2003. . .      102,500           -
 Other long-term agreements . . . . . . . . .       67,748         65,190
    Less:
     Unamortized debt discount. . . . . . . .        5,719          5,289
     Long-term debt due within one year . . .       21,217           -
                                                ----------     ----------
 Long-term debt (net). . .  . . . . . . . . .   $2,181,855     $1,681,583
                                                ==========     ==========

   Rates at December 31, 1997:  (1) 4.00%, (2) 4.05%, (3) 3.95%,
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

      Information regarding the company's short-term borrowings, comprised of borrowings under the credit agreements, bank loans and commercial paper, is as follows:

December 31,                             1997         1996         1995
-----------------------------------------------------------------------
                                            (Dollars in Thousands)
Borrowings outstanding at year end:
  Lines of credit                      $   -        $525,000    $    -
  Bank loans                            161,000      162,300     177,600
  Commercial paper notes                 75,500      293,440      25,850
                                       --------     --------    --------
    Total                              $236,500     $980,740    $203,450
                                       ========     ========    ========

Weighted average interest rate on
  debt outstanding at year end
  (including fees)                        6.28%        5.94%       6.02%

Weighted average short-term debt
  outstanding during the year          $787,507     $491,136    $301,871

Weighted daily average interest
  rates during the year
  (including fees)                        5.93%        5.72%       6.15%

Unused lines of credit supporting
  commercial paper notes               $772,850     $447,850    $121,075

17.  INCOME TAXES

      Income tax expense is composed of the following components at December 31:

                                       1997        1996        1995
                                     --------    --------    ------
                             (Dollars in Thousands)
    Currently payable:
      Federal. . . . . . . . .       $336,150     $54,644     $50,674
      State. . . . . . . . . .         72,143      20,280      17,003
    Deferred:
      Federal. . . . . . . . .        (19,766)     14,808      22,911
      State. . . . . . . . . .         (3,217)       (615)        601
    Amortization of investment
     tax credits . . . . . . .         (6,665)     (6,758)     (6,809)
                                     --------     -------     -------
    Total income tax expense .       $378,645     $82,359     $84,380
                                     ========     =======     =======

      Under SFAS 109, temporary differences gave rise to deferred tax assets and deferred tax liabilities as follows at December 31:

                                                   1997             1996
                                                ----------       -------
                                                   (Dollars in Thousands)
Deferred tax assets:
  Deferred gain on sale-leaseback. . . . .      $   97,634       $   99,466
  Security business deferred tax assets. .         103,054             -
  Other. . . . . . . . . . . . . . . . . .          94,008           30,195
                                                ----------       ----------
    Total deferred tax assets. . . . . . .      $  294,696       $  129,661
                                                ==========       ==========

Deferred tax liabilities:
  Accelerated depreciation and other . . .      $  625,176       $  654,102
  Acquisition premium. . . . . . . . . . .         299,162          307,242
  Deferred future income taxes . . . . . .         213,658          217,257
  Other. . . . . . . . . . . . . . . . . .         112,555           61,432
                                                ----------       ----------
    Total deferred tax liabilities . . . .      $1,250,551       $1,240,033
                                                ==========       ==========

Investment tax credits . . . . . . . . . .      $  109,710       $  125,528
                                                ==========       ==========

Accumulated deferred income taxes, net . .      $1,065,565       $1,235,900
                                                ==========       ==========

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

      The effective income tax rates set forth below are computed by dividing total federal and state income taxes by the sum of such taxes and net income. The difference between the effective tax rates and the federal statutory income tax rates are as follows:

Year Ended December 31,                      1997         1996         1995
---------------------------------------------------------------------------

Effective Income Tax Rate. . . . . . . . .   43.4%        32.8%        31.8%
Effect of:
 State income taxes. . . . . . . . . . . .   (5.0)        (5.1)        (4.3)
 Amortization of investment tax credits. .    0.8          2.7          2.5
 Corporate-owned life insurance policies .    0.9          3.7          3.2
 Accelerated depreciation flow through
   and amortization, net . . . . . . . . .   (0.4)         (.2)         (.2)
 Adjustment to tax provision . . . . . . .   (3.7)          -            -
 Other . . . . . . . . . . . . . . . . . .   (1.0)         1.1          2.0

Statutory Federal Income Tax Rate. . . . .   35.0%        35.0%        35.0%


18.  PROPERTY, PLANT AND EQUIPMENT

      The  following is a summary of property,  plant and  equipment at December
31:

                                                  1997            1996
                                               ----------      -------
                                                 (Dollars in Thousands)

      Electric plant in service. . . . . . .    $5,564,695      $5,448,489
      Natural gas plant in service . . . . .          -            834,330
                                                ----------      ----------
                                                 5,564,695       6,282,819
      Less - accumulated depreciation. . . .     1,895,084       2,058,596
                                                ----------      ----------
                                                 3,669,611       4,224,223
      Construction work in progress. . . . .        60,006          93,834
      Nuclear fuel (net) . . . . . . . . . .        40,696          38,461
                                                ----------      ----------
        Net utility plant. . . . . . . . . .     3,770,313       4,356,518
      Non-utility plant in service . . . . .        20,237          41,965
      Less - accumulated depreciation. . . .         4,022          14,466
                                                ----------      ----------
        Net property, plant and equipment. .    $3,786,528      $4,384,017
                                                ==========      ==========

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

Year Ended December 31,               1997          1996          1995
----------------------------------------------------------------------
                                           (Dollars in Thousands)
Sales:
  Electric. . . . . . . . . . .    $1,160,166    $1,197,441    $1,146,869
  Natural gas(1). . . . . . . .       739,059       797,021       436,692
  Security alarm monitoring . .       152,347         8,546           344
  Energy related. . . . . . . .       100,193        43,819       160,369
                                   ----------    ----------    ----------
                                    2,151,765     2,046,827     1,744,274
                                   ----------    ----------    ----------
Income from operations:
  Electric. . . . . . . . . . .       207,026       347,097       360,321
  Natural gas(1). . . . . . . .        27,840        43,111         8,457
  Security alarm monitoring . .       (48,442)       (3,553)         (787)
  Energy related. . . . . . . .       (43,499)        1,898         5,730
                                   ----------    ----------    ----------
                                   $  142,925    $  388,553    $  373,721
                                   ==========    ==========    ==========
Identifiable assets at
  December 31:
  Electric. . . . . . . . . . .    $4,640,322    $4,735,335    $4,740,817
  Natural gas(1). . . . . . . .          -          724,302       623,198
  Security alarm monitoring . .     1,504,738       488,849         5,615
  Energy related. . . . . . . .       831,900       699,295       121,047
                                   ----------    ----------    ----------
                                   $6,976,960    $6,647,781    $5,490,677
                                   ==========    ==========    ==========
Depreciation and amortization:
  Electric. . . . . . . . . . .    $  183,339    $  170,094    $  150,997
  Natural gas(1). . . . . . . .        29,941        28,011        25,075
  Security alarm monitoring . .        41,179           944            45
  Energy related. . . . . . . .         2,266         2,282         1,713
                                   ----------    ----------    ----------
                                   $  256,725    $  201,331    $  177,830
                                   ==========    ==========    ==========
Capital expenditures:
  Electric. . . . . . . . . . .    $  159,760    $  138,475    $  179,090
  Natural gas(1). . . . . . . .        47,151        57,128        62,901
  Security alarm monitoring . .        45,163          -             -
  Energy related. . . . . . . .        47,845          -             -
                                   ----------    ----------    -------
                                   $  299,919    $  195,603    $  241,991
                                   ==========    ==========    ==========

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

      Form 8-K filed January 5, 1998 - Press release regarding merger with Kansas City Power and Light Company.

      Form 8-K filed March 23, 1998 - Amended and Restated Agreement and Plan of Merger between the company and KCPL, dated as of March 18, 1998.

                                EXHIBIT INDEX

     All exhibits marked "I" are incorporated herein by reference.

                                Description

 3(a)  -Amended and Restated Agreement and Plan of Merger between          I
        the company and KCPL,  dated as of March 18,  1998.
        (filed as  Exhibit  99.2 to the March 23, 1998 Form 8-K)
 3(b)  -By-laws of the company.  (filed as Exhibit 3 to the                I
        March 31, 1997 Form 10-Q)
 3(c)  -Agreement  and Plan of Merger  between the company and KCPL,       I
        dated as of February 7, 1997. (filed as Exhibit 99.2 to the February 10, 1997 Form 8-K)
 3(d)  -Agreement between the company and ONEOK dated as of                I
        December 12, 1996.  (filed as Exhibit 99.2 to the December 12,
        1997 Form 8-K)
 3(e)  -Form of Shareholder Agreement between New ONEOK and the            I
        company.  (filed as Exhibit 99.3 to the December 12, 1997
        Form 8-K)
 3(f)  -Restated Articles of Incorporation of the company, as amended      I
        May 7, 1996.  (filed as Exhibit 3(a) to June, 1996 Form 10-Q)
 3(g)  -Restated Articles of Incorporation of the company, as amended      I
        May 25, 1988.  (filed as Exhibit 4 to Registration Statement
        No. 33-23022)
 3(h)  -Certificate of Correction to Restated Articles of Incorporation.   I
        (filed as Exhibit 3(b) to the December 1991 Form 10-K)
 3(i)  -Amendment to the Restated Articles of  Incorporation,  as amended  I
        May 5, 1992. (filed as Exhibit 3(c) to the December 31, 1995
        Form 10-K)
 3(j)  -Amendments to the Restated  Articles of  Incorporation of the      I
        Company (filed as Exhibit 3 to the June 1994 Form 10-Q)
 3(k)  -Certificate of Designation of Preference Stock, 8.50% Series,      I
        without par value.  (filed as Exhibit 3(d) to the December
        1993 Form 10-K)
 3(l)  -Certificate of Designation of Preference Stock, 7.58% Series,      I
        without par value.  (filed as Exhibit 3(e) to the December
        1993 Form 10-K)
 4(a)  -Deferrable Interest Subordinated  Debentures dated November 29,    I
        1995, between the company and  Wilmington  Trust  Delaware,
        Trustee (filed as Exhibit 4(c) to Registration Statement
        No. 33-63505)
 4(b)  -Mortgage and Deed of Trust dated July 1, 1939 between the Company  I and Harris  Trust and  Savings  Bank,  Trustee.  (filed as
        Exhibit  4(a) to Registration Statement No. 33-21739)
 4(c)  -First through Fifteenth  Supplemental  Indentures dated July 1,    I
        1939, April 1, 1949, July 20, 1949, October 1, 1949, December 1,
        1949, October 4, 1951,  December 1, 1951, May 1, 1952,
        October 1, 1954,  September 1, 1961,  April 1, 1969,
        September 1, 1970,  February 1, 1975, May 1, 1976 and April 1,
        1977, respectively. (filed as Exhibit 4(b) to Registration Statement No. 33-21739)
 4(d)  -Sixteenth Supplemental Indenture dated June 1, 1977.  (filed as    I
        Exhibit 2-D to Registration Statement No. 2-60207)
 4(e)  -Seventeenth Supplemental Indenture dated February 1, 1978.         I
        (filed as Exhibit 2-E to Registration Statement No. 2-61310)
 4(f)  -Eighteenth Supplemental Indenture dated January 1, 1979.  (filed   I
        as Exhibit (b) (1)-9 to Registration Statement No. 2-64231)
 4(g)  -Nineteenth Supplemental Indenture dated May 1, 1980.  (filed as    I

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


March 30, 1998
                      By       /s/ JOHN E. HAYES, JR.

                         John E. Hayes, Jr., Chairman of the Board
                                and Chief Executive Officer

                                     SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature                       Title                      Date

                             Chairman of the Board,
 /s/ JOHN E. HAYES, JR.        and Chief Executive Officer        March 30, 1998
    (John E. Hayes, Jr.)       (Principal Executive Officer)

                             Executive Vice President and
 /s/ S. L. KITCHEN             Chief Financial Officer            March 30, 1998
---------------------------
    (S. L. Kitchen)            (Principal Financial and
                               Accounting Officer)

 /s/ FRANK J. BECKER
    (Frank J. Becker)

 /s/ GENE A. BUDIG
    (Gene A. Budig)

 /s/ C. Q. CHANDLER
    (C. Q. Chandler)

 /s/ THOMAS R. CLEVENGER
    (Thomas R. Clevenger)

 /s/ JOHN C. DICUS                   Directors                    March 30, 1998
---------------------------
    (John C. Dicus)

 /s/ DAVID H. HUGHES
    (David H. Hughes)

 /s/ RUSSELL W. MEYER, JR.
    (Russell W. Meyer, Jr.)

 /s/ JOHN H. ROBINSON
    (John H. Robinson)

 /s/ LOUIS W. SMITH
    (Louis W. Smith)

 /s/ DAVID C. WITTIG
    (David C. Wittig)
                                       80