Form 10-Q
period 1998-03-31
WESTERN RESOURCES INC /KS
filed 1998-05-12
CIK 54507

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549


                            FORM 10-Q

(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1998

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

            Class                              Outstanding at May 12, 1998
Common Stock, $5.00 par value                          65,538,871

                     WESTERN RESOURCES, INC.
                              INDEX


                                                                      Page No.

Part I.  Financial Information

   Item 1.  Financial Statements

        Consolidated Balance Sheets                                        3

        Consolidated Statements of Income                                4 - 5

        Consolidated Statements of Comprehensive Income                    6

        Consolidated Statements of Cash Flows                            7 - 8

        Consolidated Statements of Cumulative Preferred
          and Preference Stock                                             9

        Consolidated Statements of Common Shareowners' Equity             10

        Notes to Consolidated Financial Statements                        11

   Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      15

Part II.  Other Information

   Item 3.  Defaults Upon Senior Securities                               22

   Item 4.  Submission of Matters to a Vote of Security Holders           22

   Item 5.  Other Information                                             22

   Item 6.  Exhibits and Reports on Form 8-K                              22

Signatures                                                                23

                                   WESTERN RESOURCES, INC.
                                   CONSOLIDATED BALANCE SHEETS
                                      (Dollars in Thousands)
                                           (Unaudited)
                                                                March 31,      December 31,
                                                                  1998             1997
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . .    $   13,876       $    76,608
  Accounts receivable (net) . . . . . . . . . . . . . . . .       179,764           325,043
  Inventories and supplies (net). . . . . . . . . . . . . .        92,195            86,398
  Marketable securities . . . . . . . . . . . . . . . . . .        90,522            75,258
  Prepaid expenses and other. . . . . . . . . . . . . . . .        22,240            25,483
    Total Current Assets. . . . . . . . . . . . . . . . . .       398,597           588,790

PROPERTY, PLANT AND EQUIPMENT, NET. . . . . . . . . . . . .     3,770,284         3,786,528

OTHER ASSETS:
  Investment in ONEOK . . . . . . . . . . . . . . . . . . .       610,318           596,206
  Subscriber accounts . . . . . . . . . . . . . . . . . . .       737,316           549,152
  Goodwill (net). . . . . . . . . . . . . . . . . . . . . .     1,066,331           854,163
  Regulatory assets . . . . . . . . . . . . . . . . . . . .       379,784           380,421
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       244,259           221,700
    Total Other Assets. . . . . . . . . . . . . . . . . . .     3,038,008         2,601,642

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .    $7,206,889        $6,976,960

LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt. . . . . . . . . . .    $    8,800        $   21,217
  Short-term debt . . . . . . . . . . . . . . . . . . . . .       462,250           236,500
  Accounts payable. . . . . . . . . . . . . . . . . . . . .        96,031           151,166
  Accrued liabilities . . . . . . . . . . . . . . . . . . .       287,171           249,447
  Accrued income taxes. . . . . . . . . . . . . . . . . . .        37,795            27,360
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       133,327            89,106
    Total Current Liabilities . . . . . . . . . . . . . . .     1,025,374           774,796

LONG-TERM LIABILITIES:
  Long-term debt (net). . . . . . . . . . . . . . . . . . .     2,162,470         2,181,855
  Western Resources obligated mandatorily redeemable
    preferred securities of subsidiary trusts holding
    solely company subordinated debentures. . . . . . . . .       220,000           220,000
  Deferred income taxes and investment tax credits. . . . .     1,068,693         1,065,565
  Minority interests. . . . . . . . . . . . . . . . . . . .       167,512           164,379
  Deferred gain from sale-leaseback . . . . . . . . . . . .       218,822           221,779
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       251,999           259,521
    Total Long-term Liabilities . . . . . . . . . . . . . .     4,089,496         4,113,099

COMMITMENTS AND CONTINGENCIES

SHAREOWNERS' EQUITY:
  Cumulative preferred and preference stock . . . . . . . .        74,858            74,858
  Common stock, par value $5 per share, authorized
   85,000,000 shares, outstanding 65,409,603 and
   65,409,603 shares, respectively. . . . . . . . . . . . .       327,048           327,048
  Paid-in capital . . . . . . . . . . . . . . . . . . . . .       760,553           760,553
  Retained earnings . . . . . . . . . . . . . . . . . . . .       908,730           914,487
  Accumulated other comprehensive income (net)  . . . . . .        20,830            12,119
    Total Shareowners' Equity . . . . . . . . . . . . . . .     2,092,019         2,089,065

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY . . . . . . . . .    $7,206,889        $6,976,960


The Notes to Consolidated Financial Statements are an integral part of these statements.





                                      WESTERN RESOURCES, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                                      (Dollars in Thousands)
                                           (Unaudited)
                                                                     Three Months Ended
                                                                           March 31,
                                                                     1998           1997
SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . .       $  305,548     $  593,912
  Security. . . . . . . . . . . . . . . . . . . . . . . . .           76,795         32,286
    Total Sales . . . . . . . . . . . . . . . . . . . . . .          382,343        626,198

COST OF SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . .          106,260        296,696
  Security. . . . . . . . . . . . . . . . . . . . . . . . .           23,993         19,054
    Total Cost of Sales . . . . . . . . . . . . . . . . . .          130,253        315,750

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . .          252,090        310,448

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . . . .           76,329         93,341
  Depreciation and amortization . . . . . . . . . . . . . .           61,637         60,678
  Selling, general and administrative expense . . . . . . .           47,538         53,132
    Total Operating Expenses. . . . . . . . . . . . . . . .          185,504        207,151

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . . . .           66,586        103,297

OTHER INCOME (EXPENSE):
  Investment earnings . . . . . . . . . . . . . . . . . . .           14,552         10,766
  Minority interest . . . . . . . . . . . . . . . . . . . .             (213)          (272)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .            9,036           (418)
      Total Other Income (Expense). . . . . . . . . . . . .           23,375         10,076

INCOME BEFORE INTEREST AND TAXES. . . . . . . . . . . . . .           89,961        113,373

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . . . .           38,957         23,795
  Interest expense on short-term debt and other . . . . . .           11,443         25,690
      Total Interest Expense. . . . . . . . . . . . . . . .           50,400         49,485

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . . . .           39,561         63,888

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . .            9,093         22,855

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .           30,468         41,033

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . .            1,230          1,230

EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . .       $   29,238     $   39,803

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . .       65,409,603     64,807,081

BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . .       $     0.45     $     0.61

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .       $     .535     $     .525


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                      WESTERN RESOURCES, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                                      (Dollars in Thousands)
                                           (Unaudited)
                                                                    Twelve Months Ended
                                                                           March 31,
                                                                     1998           1997
SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . .       $1,711,054     $2,077,047
  Security. . . . . . . . . . . . . . . . . . . . . . . . .          196,856         40,354
    Total Sales . . . . . . . . . . . . . . . . . . . . . .        1,907,910      2,117,401

COST OF SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . .          737,888        903,730
  Security. . . . . . . . . . . . . . . . . . . . . . . . .           43,739         22,601
    Total Cost of Sales . . . . . . . . . . . . . . . . . .          781,627        926,331

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . .        1,126,283      1,191,070

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . . . .          366,900        377,089
  Depreciation and amortization . . . . . . . . . . . . . .          257,684        213,911
  Selling, general and administrative expense . . . . . . .          307,333        203,695
  Write-off of deferred merger costs. . . . . . . . . . . .           48,008           -
  Security asset impairment charge. . . . . . . . . . . . .           40,144           -
    Total Operating Expenses. . . . . . . . . . . . . . . .        1,020,069        794,695

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . . . .          106,214        396,375

OTHER INCOME (EXPENSE):
  Gain on sale of Tyco securities . . . . . . . . . . . . .          864,253           -
  Special charges from ADT. . . . . . . . . . . . . . . . .             -           (18,181)
  Investment earnings . . . . . . . . . . . . . . . . . . .           29,432         28,123
  Minority interest . . . . . . . . . . . . . . . . . . . .            4,796           (270)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           37,857         10,766
      Total Other Income (Expense). . . . . . . . . . . . .          936,338         20,438

INCOME BEFORE INTEREST AND TAXES. . . . . . . . . . . . . .        1,042,552        416,813

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . . . .          134,551        103,037
  Interest expense on short-term debt and other . . . . . .           59,589         65,340
      Total Interest Expense. . . . . . . . . . . . . . . .          194,140        168,377

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . . . .          848,412        248,436

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . .          364,883         83,242

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .          483,529        165,194

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . .            4,919         12,714

EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . .       $  478,610     $  152,480

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . .       65,276,370     64,238,154

BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . .       $     7.33     $     2.37

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .       $     2.11     $     2.07


The Notes to Consolidated Financial Statements are an integral part of these statements.
/TABLE

                    WESTERN RESOURCES, INC.
        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     (Dollars in Thousands)
                                           (Unaudited)

                                                                    Three Months Ended
                                                                          March 31,
                                                                     1998         1997
Net income. . . . . . . . . . . . . . . . . . . . . . . . .        $30,468      $41,033

Other comprehensive income, before tax:
  Unrealized gain on equity securities. . . . . . . . . . .         14,465         -
Income tax expense. . . . . . . . . . . . . . . . . . . . .          5,754         -

Other comprehensive income, net of tax. . . . . . . . . . .          8,711         -

Comprehensive income. . . . . . . . . . . . . . . . . . . .        $39,179      $41,033


The Notes to Consolidated Financial Statements are an integral part of these statements.

                    WESTERN RESOURCES, INC.
                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     (Dollars in Thousands)
                                           (Unaudited)
                                                                    Twelve Months Ended
                                                                          March 31,
                                                                    1998         1997
Net income. . . . . . . . . . . . . . . . . . . . . . . . .       $483,529     $165,194

Other comprehensive income, before tax:
  Unrealized gain on equity securities. . . . . . . . . . .         39,713         -
Income tax expense. . . . . . . . . . . . . . . . . . . . .         18,883         -

Other comprehensive income, net of tax. . . . . . . . . . .         20,830         -

Comprehensive income. . . . . . . . . . . . . . . . . . . .       $504,359     $165,194


The Notes to Consolidated Financial Statements are an integral part of these statements.
/TABLE

                                    WESTERN RESOURCES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                           (Unaudited)
                                                                    Three Months Ended
                                                                         March 31,
                                                                    1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .     $    30,468    $    41,033
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . .          61,637         60,678
  Equity in earnings from investments . . . . . . . . . . .          (5,576)       (13,177)
  Changes in working capital items (net of effects
     from acquisitions):
    Accounts receivable (net) . . . . . . . . . . . . . . .         146,248         47,424
    Inventories and supplies. . . . . . . . . . . . . . . .          (5,709)        22,364
    Marketable securities . . . . . . . . . . . . . . . . .         (15,264)          -
    Prepaid expenses and other. . . . . . . . . . . . . . .           3,348          7,540
    Accounts payable. . . . . . . . . . . . . . . . . . . .         (56,099)       (65,354)
    Accrued liabilities . . . . . . . . . . . . . . . . . .          12,112         13,238
    Accrued income taxes. . . . . . . . . . . . . . . . . .          10,435         17,937
    Other . . . . . . . . . . . . . . . . . . . . . . . . .          20,532          2,718
  Changes in other assets and liabilities . . . . . . . . .          11,606        (18,622)
      Net cash flows from operating activities. . . . . . .         213,738        115,779

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property, plant and equipment (net). . . . .         (33,908)       (39,737)
  Customer account acquisition. . . . . . . . . . . . . . .         (64,703)        (3,356)
  Security alarm monitoring acquisitions,
    net of cash acquired. . . . . . . . . . . . . . . . . .        (274,030)          -
  Other investments (net) . . . . . . . . . . . . . . . . .         (59,041)       (18,799)
      Net cash flows (used in) investing activities . . . .        (431,682)       (61,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . .         225,750        245,997
  Proceeds of long-term debt. . . . . . . . . . . . . . . .             764          1,407
  Retirements of long-term debt . . . . . . . . . . . . . .         (35,732)      (275,607)
  Issuance of common stock (net). . . . . . . . . . . . . .            -             7,386
  Cash dividends paid . . . . . . . . . . . . . . . . . . .         (35,570)       (34,505)
      Net cash flows from (used in) financing activities. .         155,212        (55,322)

NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . .         (62,732)        (1,435)

CASH AND CASH EQUIVALENTS:
  Beginning of the period . . . . . . . . . . . . . . . . .          76,608          3,724
  End of the period . . . . . . . . . . . . . . . . . . . .     $    13,876    $     2,289

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized). . . . . . . . . . . . . . . . . . . . . .     $    56,591    $    58,813
  Income taxes. . . . . . . . . . . . . . . . . . . . . . .             161          7,044


The Notes to Consolidated Financial Statements are an integral part of these statements.
/TABLE

                                     WESTERN RESOURCES, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Dollars in Thousands)
                                           (Unaudited)
                                                                    Twelve Months Ended
                                                                         March 31,
                                                                    1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .     $   483,529    $   165,194
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . .         257,684        213,911
  Gain on sale of securities. . . . . . . . . . . . . . . .        (864,253)          -
  Equity in earnings from investments . . . . . . . . . . .         (17,804)       (18,772)
  Write-off of deferred merger costs. . . . . . . . . . . .          48,008           -
  Security asset impairment charge. . . . . . . . . . . . .          40,144           -
  Changes in working capital items (net of effects
     from acquisitions):
    Accounts receivable (net) . . . . . . . . . . . . . . .         112,980         13,594
    Inventories and supplies. . . . . . . . . . . . . . . .         (24,824)          (340)
    Marketable securities . . . . . . . . . . . . . . . . .         (25,725)          -
    Prepaid expenses and other. . . . . . . . . . . . . . .           5,038         10,414
    Accounts payable. . . . . . . . . . . . . . . . . . . .         (39,043)       (24,421)
    Accrued liabilities . . . . . . . . . . . . . . . . . .          63,945           (862)
    Accrued income taxes. . . . . . . . . . . . . . . . . .           2,367         16,988
    Other . . . . . . . . . . . . . . . . . . . . . . . . .           9,230          2,238
  Changes in other assets and liabilities . . . . . . . . .         (39,125)       (91,427)
      Net cash flows from operating activities. . . . . . .          12,151        286,517

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property, plant and equipment (net). . . . .        (204,909)      (197,503)
  Customer account acquisition. . . . . . . . . . . . . . .        (106,510)        (3,356)
  Proceeds from sale of securities. . . . . . . . . . . . .       1,533,530           -
  Security alarm monitoring acquisitions
    net of cash acquired. . . . . . . . . . . . . . . . . .        (712,747)      (368,535)
  Purchase of ADT common stock. . . . . . . . . . . . . . .            -          (145,842)
  Other investments (net) . . . . . . . . . . . . . . . . .         (85,560)       (16,799)
      Net cash flows from (used in) investing activities. .         423,804       (732,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . .        (764,487)       884,437
  Proceeds of long-term debt. . . . . . . . . . . . . . . .         519,357        (48,593)
  Retirements of long-term debt . . . . . . . . . . . . . .         (54,102)      (291,607)
  Issuance of other mandatorily redeemable securities . . .            -           120,000
  Issuance of common stock (net). . . . . . . . . . . . . .          17,656         27,070
  Redemption of preference stock. . . . . . . . . . . . . .            -          (100,000)
  Cash dividends paid . . . . . . . . . . . . . . . . . . .        (142,792)      (146,450)
      Net cash flows (used in) from financing activities. .        (424,368)       444,857

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . .          11,587           (661)

CASH AND CASH EQUIVALENTS:
  Beginning of the period . . . . . . . . . . . . . . . . .           2,289          2,950
  End of the period . . . . . . . . . . . . . . . . . . . .     $    13,876    $     2,289

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized). . . . . . . . . . . . . . . . . . . . . .     $   168,413    $   191,652
  Income taxes. . . . . . . . . . . . . . . . . . . . . . .          59,809         66,120

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  During the fourth quarter of 1997 the company contributed the net assets of its natural gas business totaling approximately $594 million to ONEOK in exchange for a 45% ownership interest in ONEOK.

The Notes to Consolidated Financial Statements are an integral part of these statements.
/TABLE

                                    WESTERN RESOURCES, INC.
             CONSOLIDATED STATEMENTS OF CUMULATIVE PREFERRED AND PREFERENCE STOCK
                                      (Dollars in Thousands)
                                           (Unaudited)
                                                          March 31,        December 31,
                                                            1998               1997
CUMULATIVE PREFERRED AND PREFERENCE STOCK:
  Preferred stock not subject to mandatory redemption,
    Par value $100 per share, authorized
    600,000 shares, outstanding -
      4 1/2% Series, 138,576 shares. . . . . . . . . .   $   13,858        $   13,858
      4 1/4% Series, 60,000 shares . . . . . . . . . .        6,000             6,000
      5% Series, 50,000 shares . . . . . . . . . . . .        5,000             5,000
                                                             24,858            24,858
  Preference stock subject to mandatory redemption,
    Without par value, $100 stated value,
    Authorized 4,000,000 shares, outstanding -
      7.58% Series, 500,000 shares . . . . . . . . . .       50,000            50,000
TOTAL CUMULATIVE PREFERRED AND PREFERENCE STOCK. . . .   $   74,858        $   74,858


The Notes to Consolidated Financial Statements are an integral part of these statements.
/TABLE

                    WESTERN RESOURCES, INC.
     CONSOLIDATED STATEMENTS OF COMMON SHAREOWNERS' EQUITY
        (Dollars in Thousands, Except Per Share Amounts)
                          (Unaudited)

                                                                                     Accumulated
                                                                                        Other
                                                                                    Comprehensive
                                                       Common   Paid-in   Retained      Income
                                                       Stock    Capital   Earnings      (net)

BALANCE DECEMBER 31, 1996, 64,625,259 shares. . . . .  $323,126  $739,433  $562,121   $     -

Net income. . . . . . . . . . . . . . . . . . . . . .                        41,032

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                        (1,230)
  Common stock, $0.525 per share. . . . . . . . . . .                       (34,041)

Issuance of 246,887 shares of common stock. . . . . .     1,235     6,151


BALANCE MARCH 31, 1997, 64,872,146 shares . . . . . .   324,361   745,584   567,882         -

Net income. . . . . . . . . . . . . . . . . . . . . .                       453,062

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                        (3,689)
  Common stock, $1.575 per share. . . . . . . . . . .                      (102,768)

Expenses on common stock                                               (5)

Issuance of 537,457 shares of common stock. . . . . .     2,687    14,974

Net change in unrealized gain on equity securities
 (net of tax effect of $13,129) . . . . . . . . . . .            ________  ________       12,119

BALANCE DECEMBER 31, 1997, 65,409,603 shares. . . . .   327,048   760,553   914,487       12,119

Net income. . . . . . . . . . . . . . . . . . . . . .                        30,468

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                        (1,230)
  Common stock, $0.535 per share. . . . . . . . . . .                       (34,995)

Net change in unrealized gain on equity securities
 (net of tax effect of $5,754). . . . . . . . . . . .                                       8,711

BALANCE MARCH 31, 1998, 65,409,603 shares . . . . . .  $327,048  $760,553  $908,730   $    20,830




The Notes to Consolidated Financial Statements are an integral part of these statements.

                     WESTERN RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business: Western Resources, Inc. (the company) is a publicly traded holding company. The company's primary business activities are providing electric generation, transmission and distribution services to approximately 614,000 customers in Kansas; providing security alarm monitoring services to approximately 1.2 million customers located throughout the United States, providing natural gas transmission and distribution services to approximately 1.4 million customers in Oklahoma and Kansas through its investment in ONEOK Inc. (ONEOK) and investing in international power projects. Rate regulated electric service is provided by KPL, a division of the company and KGE, a wholly-owned subsidiary. Security services are provided by Protection One, Inc. (Protection One), a publicly-traded, approximately 82%-owned subsidiary.

     Principles of Consolidation:   The company's unaudited consolidated
financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements and notes should be read in conjunction with the financial statements and the notes included in the company's 1997 Annual Report on Form 10-K/A.

     New Pronouncements: Effective January 1, 1998, the company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements.

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

     On March 18, 1998, the company and KCPL agreed to a restructuring of their February 7, 1997, merger agreement which will result in the formation of Westar Energy, a new regulated electric utility company. Under the terms of the merger agreement, the electric utility operations of the company will be transferred to KGE, and KCPL and KGE will be merged into NKC, Inc., a subsidiary of the company. NKC, Inc. will be renamed Westar Energy. In addition, under the terms of the merger agreement, KCPL shareowners will receive $23.50 of company common stock per KCPL share, subject to a collar mechanism, and one share of Westar Energy common stock per KCPL share. Upon consummation of the combination, the company will own approximately 80.1% of the outstanding equity of Westar Energy and KCPL shareowners will own approximately 19.9%. As part of the combination, Westar Energy will assume all of the electric utility related assets and liabilities of the company, KCPL and KGE.

     Westar Energy will assume $2.7 billion in debt, consisting of $1.9 billion of indebtedness for borrowed money of the company and KGE, and $800 million of debt of KCPL. Long-term debt of Western Resources and KGE was $2.1 billion at March 31, 1998. Under the terms of the merger agreement, it is intended that the company will be released from its obligations with respect to the company's debt to be assumed by Westar Energy.

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

     On March 23, 1998 the company and KCPL filed a letter informing the FERC that it had signed a revised merger agreement, dated March 18, 1998. The company sent similar letters on March 24, 1998 to the Kansas Corporation Commission (KCC) and the Missouri Public Service Commission (MPSC). The company and KCPL will submit appropriate modifications to the merger filings at FERC, the KCC and the MPSC as soon as practicable.

     At March 31, 1998, the company had deferred approximately $6 million related to the KCPL transaction. These costs will be included in the determination of total consideration upon consummation of the transaction.


3.  INVESTMENT IN ONEOK, INC.

     In November 1997, the company completed its strategic alliance with ONEOK. The company contributed substantially all of its regulated and non-regulated natural gas business to ONEOK in exchange for a 45% ownership interest in ONEOK. The company accounts for its common ownership of ONEOK in accordance with the equity method of accounting.

     For additional information on the Strategic Alliance with ONEOK, see Note 4 of the company's 1997 Annual Report on Form 10-K/A.

4.  INVESTMENT IN PROTECTION ONE, INC.

     Effective January 1, 1998, Protection One acquired the stock of Network Holdings, Inc., the parent company of Network Multi-Family, from the company for approximately $180 million. Protection One borrowed money under a revolving credit agreement provided by Westar Capital, a subsidiary of the company, to purchase Network Multi-Family.

     On March 2, 1998, Protection One acquired the assets comprising the monitored security alarm business of Multimedia Security Services, Inc. (Multimedia Security) for approximately $233 million in cash. Multimedia Security had approximately 140,000 subscribers concentrated primarily in California, Florida, Kansas, Oklahoma and Texas.

     On March 17, 1998, Protection One acquired the stock of Comsec Narragansett Security, Inc. (Comsec) for approximately $45 million in cash and assumed approximately $15 million in debt. Comsec has approximately 30,000 subscribers located primarily in Connecticut, Maine, Massachusetts, and New Hampshire.

     The acquisitions of Multimedia Security and Comsec have been accounted for as purchases. Preliminary allocations of the purchase price for each acquisition have been made based on the estimated fair value of the net assets acquired. These acquisitions do not materially affect the company's financial position or results of operations.

     For additional information on the Investment in Protection One and the Security Alarm Monitoring Business, see Note 3 of the company's 1997 Annual Report on Form 10-K/A.


5.  LEGAL PROCEEDINGS

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

6.  COMMITMENTS AND CONTINGENCIES

     International Power Project Commitments: The company has ownership interests in international power generation projects under construction in Colombia and the Republic of Turkey and in existing power generation facilities in the People's Republic of China. In 1998, commitments are not expected to exceed $61 million. Currently, equity commitments beyond 1998 approximate $88 million.

     Manufactured Gas Sites: The company has been associated with 15 former manufactured gas sites located in Kansas which may contain coal tar and other potentially harmful materials. The company and the Kansas Department of Health and Environment (KDHE) entered into a consent agreement governing all future work at the 15 sites. The terms of the consent agreement will allow the company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. At March 31, 1998, the costs incurred for preliminary site investigation and risk assessment have been minimal. In accordance with the terms of the strategic alliance with ONEOK, ownership of twelve of these sites and the responsibility for clean-up of these sites were transferred to ONEOK. The ONEOK agreement limits our future liability to an amount immaterial to the company's financial condition or results of operations. However, our share of ONEOK income could be adversely affected by these costs.

     Affordable Housing Tax Credit Program (AHTC): At March 31, 1998, the company had invested approximately $40.6 million to purchase AHTC investments in limited partnerships. The company is committed to investing approximately $40.5 million more in AHTC investments by January 1, 2000.

     For additional information on Commitments and Contingencies, see Note 7 of the company's 1997 Annual Report on Form 10-K/A.


7.  INCOME TAXES

     Total income tax expense included in the Consolidated Statements of Income reflects the Federal statutory rate of 35%. The Federal statutory rate produces effective income tax rates of 23.0% and 43.0% for the three and twelve month periods ended March 31, 1998 compared to 35.9% and 33.5% for the three and twelve month periods ended March 31, 1997. The effective income tax rates vary from the Federal statutory rate due to permanent differences, including dividend income, the amortization of investment tax credits, and accelerated amortization of certain deferred income taxes.

                     WESTERN RESOURCES, INC.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     In Management's Discussion and Analysis we explain the general financial condition and the operating results for Western Resources, Inc. and its subsidiaries. We explain:

      -  What factors affect our business
      - What our earnings and costs were for the three and twelve month periods ending March 31, 1998 and 1997
      -  Why these earnings and costs differed from period to period
      -  How our earnings and costs affect our overall financial condition
      - Any other items that particularly affect our financial condition or earnings

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in the 1997 Annual Report on Form 10-K/A and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's 1997 Annual Report on Form 10-K/A.

     FORWARD-LOOKING STATEMENTS: Certain matters discussed here and elsewhere in this Form 10-Q are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we "believe," "anticipate," "expect" or words of similar meaning.
 Forward-looking statements describe our future plans, objectives, expectations
or goals.   Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rate and other regulatory matters, possible corporate restructurings, mergers, acquisitions, dispositions, liquidity and capital resources, interest and dividend rates, environmental matters, changing weather, nuclear operations and accounting matters. What happens in each case could vary materially from what we expect because of such things as electric utility deregulation, including ongoing state and federal activities; future economic conditions; legislative developments; our regulatory and competitive markets; and other circumstances affecting anticipated operations, sales and costs.


FINANCIAL CONDITION

     GENERAL: Sales, cost of sales, operating expenses, net income and basic earnings per share were significantly reduced for the three months ended March 31, 1998 due to the effects of restructuring our natural gas interests in the strategic alliance with ONEOK as of November 30, 1997. The restructuring reduced first quarter earnings by $0.22 per share when compared to prior year, which we anticipate will be made up by earnings from our ONEOK investment in the second and third quarters. Each quarter, earnings from our 45% ownership in ONEOK will be recorded in our other income section of our Consolidated Statements of Income. Our investment income stream is expected to fluctuate less each quarter without the seasonal swings typical of the natural gas distribution business.

     For the three months ended March 31, 1998, sales decreased 39%, net income decreased 26% and basic earnings per share decreased 26%. Sales also decreased 10% for the twelve months ended March 31, 1998 due primarily to the transfer of our natural gas assets to ONEOK.

     Net income increased $318 million and basic earnings per share increased $4.96 for the twelve months ended March 31, 1998 due to the pre-tax gain on the sale of the Tyco common stock of $864 million, or $7.97 of basic earnings per share, recorded in the third quarter of 1997. Partially offsetting this increase was the special non-recurring charge in December 1997 to expense $48 million of deferred KCPL Merger costs, the special non-recurring charge in December 1997 of approximately $40 million recorded by Protection One and our reduced electric rates implemented on February 1, 1997.

     A quarterly dividend of $0.535 per share was declared in the first quarter of 1998, for an indicated annual rate of $2.14 per share. The book value per
share was $30.84 at March 31, 1998, up from $30.79 at December 31, 1997.   There
were 65,409,603 and 64,807,081 average shares outstanding for the first quarter of 1998 and 1997.


OPERATING RESULTS

     The following explains significant changes from prior year results in sales, cost of sales, operating expenses, other income (expense), interest expense, income taxes and preferred and preference dividends.

     Energy sales, cost of sales and operating expenses have decreased significantly from prior year due to the transfer of our natural gas business assets to ONEOK Inc. as of November 30, 1997.

     SALES: Energy sales include electric sales, power marketing sales, natural gas sales and other insignificant energy-related sales. Certain state regulatory commissions and the FERC authorize rates for our electric sales.
Our energy sales vary with levels of energy deliveries. Changing weather affects the amount of energy our customers use. Very hot summers and very cold winters prompt more demand, especially among our residential customers. Mild weather reduces demand.

     Many things will affect our future energy sales.  They include:

      -  The weather
      -  Our electric rates
      -  Competitive forces
      -  Customer conservation efforts
      -  Wholesale demand
      -  The overall economy of our service area

     Electric sales increased 13.8% for the three months ended March 31, 1998 because of revenues of $47 million from the expansion of power marketing activity in 1997. Our involvement in electric power marketing takes advantage of increased competitive opportunities in the wholesale electric utility industry. We are involved in both the marketing of electricity and risk management services to wholesale electric customers and the purchase of electricity for our retail customers. Our margin from power marketing activity is significantly less than our margins on other energy sales. Our power marketing activity has resulted in energy purchases and sales made in areas outside of our historical marketing territory. Through March 31, 1998, this additional power marketing activity has had an insignificant effect on operating income. This sales increase was partially offset by a 25.7% decrease in traditional wholesale sales and our reduced electric rates implemented February 1, 1997. Reduced electric rates lowered first quarter 1998 sales by an estimated $5 million.

     Electric sales increased 5.9% for the twelve months ended March 31, 1998 because of $117 million included from our power marketing activity. This increase was partially offset by decreases in sales from all customer classes because of our reduced electric rates implemented February 1, 1997.

     The following table reflects the increases in electric energy deliveries for retail customers for the three and twelve months ended March 31, 1998 from the comparable periods of 1997.
                                          3 Months          12 Months
                                            ended             ended
            Residential                     1.7%              1.6%
            Commercial                      3.6%              3.0%
            Industrial                      2.9%              3.1%
            Other                           2.2%              1.2%
              Total retail                  2.7%              2.6%

     For the three and twelve months ended March 31, 1998, natural gas sales have significantly decreased due to the transfer of our natural gas business assets to ONEOK on November 30, 1997.

     Security alarm monitoring business sales increased $45 million for the three months ended March 31, 1998 and $157 million for the twelve months ended March 31, 1998. This increase is primarily because of our purchase of the assets of Westinghouse Security Systems on December 30, 1996, our acquisition of Network Multi-Family in September 1997, our acquisition of Protection One on November 24, 1997, and Protection One's acquisitions of Multimedia Security and Comsec in the first quarter of 1998.

     COST OF SALES: Items included in energy cost of sales are fuel expense, purchased power expense (electricity we purchase from others for resale), power marketing expense and natural gas purchased. Items included in security alarm monitoring cost of sales are the cost of direct monitoring and the cost of installing security monitoring equipment that is not capitalized.

     Energy business cost of sales were 64% lower for the three months ended March 31, 1998 and 18% lower for the twelve months ended March 31, 1998 primarily due to the transfer of our natural gas business assets to ONEOK on November 30, 1997. Partially offsetting these decreases was increased power marketing expense of $47 million and $118 million for the three and twelve month periods ending March 31, 1998.

     Security alarm monitoring cost of sales increased 26% and 94% for the three and twelve month periods ending March 31, 1998. The increase is primarily a result of the purchase of the assets of Westinghouse Security Systems on December 30, 1996, our acquisition of Network Multi-Family in September 1997 and our acquisition of Protection One on November 24, 1997. Security alarm monitoring cost of sales also increased for the three months ended March 31, 1998 due to the addition of several service centers resulting from acquisition activity and additional installation activities from Protection One's first quarter acquisitions.

OPERATING EXPENSES

     OPERATING AND MAINTENANCE EXPENSE: Total operating and maintenance expense decreased 18% for the three months ended March 31, 1998 due to the transfer of our natural gas business assets to ONEOK on November 30, 1997. Partially offsetting this decrease was increased operating and maintenance expense for our electric business. Operating and maintenance expense decreased three percent for the twelve months ended March 31, 1998.

     DEPRECIATION AND AMORTIZATION EXPENSE: Depreciation and amortization expense increased two percent for the three months and 20% for the twelve months ending March 31, 1998. The increase for the twelve months is primarily attributable to the amortization of capitalized security alarm monitoring accounts and goodwill for our security alarm monitoring business.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general and administrative expense has decreased 11% for the three months ended March 31, 1998 due to the transfer of our natural gas business assets to ONEOK Inc. as of November 30, 1997 and due to lower selling, general and administrative expense for our electric business. Partially offsetting these decreases was increased selling, general and administrative expense from Protection One due primarily to our purchase of the assets of Westinghouse Security Systems on December 30, 1996, our acquisition of Network Multi-Family in September 1997, our acquisition of Protection One on November 24, 1997 and Protection One's acquisitions of Multimedia Security and Comsec in the first quarter of 1998.

     Higher security alarm monitoring business selling, general and administrative expense caused a 51% increase in total selling general and administrative expense for the twelve months ended March 31, 1998. The security alarm monitoring business increase is primarily because of security business acquisitions discussed in the previous paragraph. Partially offsetting this increase was decreased selling, general and administrative expense due to the transfer of our natural gas business assets to ONEOK as of November 30, 1997.

     OTHER: Two additional items affected total operating expenses for the twelve months ended March 31, 1998. We recorded a special non-recurring charge in December 1997 to expense $48 million of deferred KCPL Merger costs.

     Protection One recorded a special non-recurring charge of approximately $40 million in December 1997, to reflect the phase out of certain business activities which are no longer of continuing value to Protection One, to eliminate redundant facilities and activities and to bring all customers under the Protection One brand.


OTHER INCOME (EXPENSE)

     Other income (expense) includes miscellaneous income and expenses not directly related to our operations. Other income increased approximately $13 million for the three months ended March 31, 1998. Other income for that quarter included investment earnings of approximately $15 million from our 45%
ownership in ONEOK.   Other income for the first quarter of 1997 included
investment earnings of approximately $11 million primarily from our investment in ADT which was converted to Tyco stock and sold in the third quarter of 1997. The gain on the sale of Tyco common stock increased other income $864 million for the twelve months ended March 31, 1998.

INTEREST EXPENSE

     Interest expense includes the interest we paid on outstanding debt. Interest expense increased two percent for the three months and 15% for the twelve months ended March 31, 1998. Interest recorded on long-term debt increased $32 million or 31% for the twelve months ended March 31, 1998 due to the issuance of $520 million in senior unsecured notes. A decline in short-term debt interest expense in the second half of 1997 partially offset the increase in long-term debt interest expense. We used the proceeds from the sale of Tyco common stock and the $520 million in senior unsecured notes to reduce our short-term debt balance.


INCOME TAXES

     Income tax expense for the twelve months ended March 31, 1998 increased $282 million due to the gain from the sale of Tyco common stock. Partially offsetting this increase was lower operating income. Income taxes for the three months ended March 31, 1998 decreased $14 million or 60%.


PREFERRED AND PREFERENCE DIVIDENDS

     Preferred and preference dividends decreased 61% for the twelve months ended March 31, 1998 because we redeemed all of our 8.50% preference stock due 2016 on July 1, 1996.


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, we had $14 million in cash and cash equivalents. We consider highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our cash and cash equivalents decreased $63 million from December 31, 1997, due to a decrease in cash held by Protection One. Protection One used its cash for security alarm monitoring business acquisitions. Other than operations, our primary source of short-term cash is from short-term bank loans, unsecured lines of credit and the sale of commercial paper. At March 31, 1998, we had approximately $462 million of short-term debt outstanding, of which $397 million was commercial paper. An additional $357 million of short-term debt was available from committed credit arrangements.

     On April 1, 1998, we redeemed our 7.58% Preference Stock due 2007 at a premium, including dividends, for $53 million.

     Net cash flows from operating activities increased $98 million due primarily to receivables associated with our natural gas business as part of the strategic alliance with ONEOK.

     On April 17, 1998, Protection One filed with the SEC a shelf registration on Form S-3 related to $400 million of equity and/or debt securities to be issued by Protection One from time to time as determined by market conditions.

MERGERS AND ACQUISITIONS

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

     On March 18, 1998, we and KCPL agreed to a restructuring of our February 7, 1997, merger agreement which will result in the formation of Westar Energy, a new regulated electric utility company. Under the terms of the merger agreement, our electric utility operations will be transferred to KGE, and KCPL and KGE will be merged into NKC, Inc., a subsidiary of the company. NKC, Inc. will be renamed Westar Energy. In addition, under the terms of the merger agreement, KCPL shareowners will receive $23.50 of Western Resources common stock per KCPL share, subject to a collar mechanism, and one share of Westar Energy common stock per KCPL share. Upon consummation of the combination, we will own approximately 80.1% of the outstanding equity of Westar Energy and KCPL shareowners will own approximately 19.9%. As part of the combination, Westar Energy will assume all of the electric utility related assets and liabilities of Western Resources, KCPL and KGE.

     Westar Energy will assume $2.7 billion in debt, consisting of $1.9 billion of indebtedness for borrowed money of Western Resources and KGE, and $800 million of debt of KCPL. Long-term debt of Western Resources and KGE was $2.1 billion at March 31, 1998. Under the terms of the merger agreement, it is intended that we will be released from our obligations with respect to our debt to be assumed by Westar Energy.

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

     KCPL is a public utility company engaged in the generation, transmission, distribution, and sale of electricity to customers in western Missouri and eastern Kansas. We, KCPL and KGE have joint interests in certain electric generating assets, including Wolf Creek. Following the closing of the combination, Westar Energy is expected to have approximately one million electric utility customers in Kansas and Missouri, approximately $8.2 billion in assets and the ability to generate more than 8,000 megawatts of electricity.

     On March 23, 1998 we and KCPL filed a letter informing the FERC that we had signed a revised merger agreement, dated March 18, 1998. We sent similar letters on March 24, 1998 to the KCC and the MPSC. We and KCPL will submit appropriate modifications to the merger filings at FERC, the KCC and the MPSC as soon as practicable.

     SECURITY ALARM MONITORING BUSINESS PURCHASES: Effective January 1, 1998, Protection One acquired the stock of Network Holdings, Inc., the parent company of Network Multi-Family, from the company for approximately $180 million. Protection One borrowed money under a revolving credit agreement provided by Westar Capital, a subsidiary of the company, to purchase Network Multi-Family.

     On March 2, 1998, Protection One acquired the assets comprising the monitored security alarm business of Multimedia Security for approximately $233 million in cash. Multimedia Security has approximately 140,000 subscribers concentrated primarily in California, Florida, Kansas, Oklahoma and Texas.

     On March 17, 1998, Protection One acquired the stock of Comsec for approximately $45 million in cash and assumed approximately $15 million in debt. Comsec has approximately 30,000 subscribers located primarily in Connecticut, Maine, Massachusetts, and New Hampshire.

     The acquisitions of Multimedia Security and Comsec have been accounted for as purchases. Preliminary allocations of the purchase price for each acquisition have been made based on the estimated fair value of the net assets acquired. These acquisitions do not materially impact the company's financial position or results of operations.

                    WESTERN RESOURCES, INC.
                  Part II  Other Information

Item 3.  Defaults Upon Senior Securities

      None



Item 4.  Submission of Matters to a Vote of Security Holders

      None



Item 5.  Other Information

     None



Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

               Exhibit 3    -   Restated Articles of Incorporation of the
                                     company, as amended May 12, 1998
                                     (filed electronically)

               Exhibit 12   -   Computation of Ratio of Consolidated Earnings
                                     to Fixed Charges for 12 Months Ended
                                     March 31, 1998 (filed electronically)

               Exhibit 27   -   Financial Data Schedule (filed electronically)



     (b) Reports on Form 8-K:

              Form 8-K filed January 5, 1998 - Press release regarding merger with Kansas City Power and Light Company.

              Form 8-K filed March 23, 1998 - Amended and Restated Agreement and Plan of Merger between the company and KCPL, dated as of
                  March 18, 1998.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Western Resources, Inc.



Date          May 12, 1998           By         /s/ S. L. KITCHEN
                                       S. L. Kitchen, Executive Vice President
                                              and Chief Financial Officer



Date          May 12, 1998           By     /s/ JERRY D. COURINGTON
                                                Jerry D. Courington,
                                                    Controller