Form 10-Q
period 1998-06-30
WESTERN RESOURCES INC /KS
filed 1998-08-12
CIK 54507

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549


                            FORM 10-Q

(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1998

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

                           Yes X                       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at August 12, 1998

Common Stock, $5.00 par value                          65,704,348

<page1>

                            WESTERN RESOURCES, INC.
                              INDEX


                                                                      Page No.

Part I.  Financial Information

   Item 1.  Financial Statements

        Consolidated Balance Sheets                                        3

        Consolidated Statements of Income                                4 - 6

        Consolidated Statements of Comprehensive Income                    7

        Consolidated Statements of Cash Flows                            8 - 9

        Consolidated Statements of Cumulative Preferred
          and Preference Stock                                            10

        Consolidated Statements of Common Shareowners' Equity             11

        Notes to Consolidated Financial Statements                        12

   Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      16

   Item 3.  Quantitative and Qualitative Disclosures About
                 Market Risk                                              23

Part II.  Other Information

   Item 3.  Defaults Upon Senior Securities                               24

   Item 4.  Submission of Matters to a Vote of Security Holders           24

   Item 5.  Other Information                                             25

   Item 6.  Exhibits and Reports on Form 8-K                              25

Signatures                                                                27

<page2>

                                      WESTERN RESOURCES, INC.
                                   CONSOLIDATED BALANCE SHEETS
                                      (Dollars in Thousands)
                                           (Unaudited)

                                                                 June 30,      December 31,
                                                                  1998             1997
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . .    $   17,738       $    76,608
  Accounts receivable (net) . . . . . . . . . . . . . . . .       251,406           325,043
  Inventories and supplies (net). . . . . . . . . . . . . .        94,418            86,398
  Marketable securities . . . . . . . . . . . . . . . . . .       126,642            75,258
  Prepaid expenses and other. . . . . . . . . . . . . . . .        39,484            25,483
    Total Current Assets. . . . . . . . . . . . . . . . . .       529,688           588,790

PROPERTY, PLANT AND EQUIPMENT, NET. . . . . . . . . . . . .     3,771,197         3,786,528

OTHER ASSETS:
  Investment in ONEOK . . . . . . . . . . . . . . . . . . .       614,378           596,206
  Subscriber accounts . . . . . . . . . . . . . . . . . . .       796,537           549,152
  Goodwill (net). . . . . . . . . . . . . . . . . . . . . .     1,127,099           854,163
  Regulatory assets . . . . . . . . . . . . . . . . . . . .       379,370           380,421
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       226,551           221,700
    Total Other Assets. . . . . . . . . . . . . . . . . . .     3,143,935         2,601,642

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .    $7,444,820        $6,976,960

LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt. . . . . . . . . . .    $   22,040        $   21,217
  Short-term debt . . . . . . . . . . . . . . . . . . . . .       728,041           236,500
  Accounts payable. . . . . . . . . . . . . . . . . . . . .       144,668           151,166
  Accrued liabilities . . . . . . . . . . . . . . . . . . .       273,690           249,447
  Accrued income taxes. . . . . . . . . . . . . . . . . . .        26,492            27,360
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       140,175            89,106
    Total Current Liabilities . . . . . . . . . . . . . . .     1,335,106           774,796

LONG-TERM LIABILITIES:
  Long-term debt (net). . . . . . . . . . . . . . . . . . .     2,086,664         2,181,855
  Western Resources obligated mandatorily redeemable
    preferred securities of subsidiary trusts holding
    solely company subordinated debentures. . . . . . . . .       220,000           220,000
  Deferred income taxes and investment tax credits. . . . .     1,051,630         1,065,565
  Minority interests. . . . . . . . . . . . . . . . . . . .       209,205           164,379
  Deferred gain from sale-leaseback . . . . . . . . . . . .       215,865           221,779
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       275,722           259,521
    Total Long-term Liabilities . . . . . . . . . . . . . .     4,059,086         4,113,099

COMMITMENTS AND CONTINGENCIES

SHAREOWNERS' EQUITY:
  Cumulative preferred and preference stock . . . . . . . .        24,858            74,858
  Common stock, par value $5 per share, authorized
   85,000,000 shares, outstanding 65,572,902 and
   65,409,603 shares, respectively. . . . . . . . . . . . .       327,865           327,048
  Paid-in capital . . . . . . . . . . . . . . . . . . . . .       766,453           760,553
  Retained earnings . . . . . . . . . . . . . . . . . . . .       906,676           914,487
  Accumulated other comprehensive income (net)  . . . . . .        24,776            12,119
    Total Shareowners' Equity . . . . . . . . . . . . . . .     2,050,628         2,089,065

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY . . . . . . . . .    $7,444,820        $6,976,960


The Notes to Consolidated Financial Statements are an integral part of these statements.

<page3>




                                      WESTERN RESOURCES, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                        (Dollars in Thousands, Except per Share Amounts)
                                           (Unaudited)
                                                                     Three Months Ended
                                                                           June 30,
                                                                     1998           1997
SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . .     $  366,260     $  422,786
  Security. . . . . . . . . . . . . . . . . . . . . . . . . .         97,041         31,220
    Total Sales . . . . . . . . . . . . . . . . . . . . . . .        463,301        454,006

COST OF SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . .        140,199        173,551
  Security. . . . . . . . . . . . . . . . . . . . . . . . . .         31,480         14,922
    Total Cost of Sales . . . . . . . . . . . . . . . . . . .        171,679        188,473

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . . .        291,622        265,533

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . . . . .         78,539         98,078
  Depreciation and amortization . . . . . . . . . . . . . . .         69,640         60,844
  Selling, general and administrative expense . . . . . . . .         62,833         49,112
    Total Operating Expenses. . . . . . . . . . . . . . . . .        211,012        208,034

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . . . . .         80,610         57,499

OTHER INCOME (EXPENSE):
  Investment earnings . . . . . . . . . . . . . . . . . . . .          8,913          9,919
  Minority interest . . . . . . . . . . . . . . . . . . . . .           (962)          (299)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,035         18,215
      Total Other Income (Expense). . . . . . . . . . . . . .         27,986         27,835

INCOME BEFORE INTEREST AND TAXES. . . . . . . . . . . . . . .        108,596         85,334

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . . . . .         39,282         23,570
  Interest expense on short-term debt and other . . . . . . .         15,617         28,168
      Total Interest Expense. . . . . . . . . . . . . . . . .         54,899         51,738

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . .         53,697         33,596

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . .         20,469          9,261

NET INCOME BEFORE EXTRAORDINARY GAIN. . . . . . . . . . . . .         33,228         24,335

EXTRAORDINARY GAIN, NET OF TAX. . . . . . . . . . . . . . . .          1,591           -

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .         34,819         24,335

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . . .          1,797          1,229

EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . . .     $   33,022     $   23,106

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . . .     65,542,815     65,045,268

BASIC EARNINGS PER COMMON SHARE
EARNINGS AVAILABLE FOR COMMON STOCK BEFORE EXTRAORDINARY GAIN     $     .48      $     .36
EXTRAORDINARY GAIN. . . . . . . . . . . . . . . . . . . . . .           .02            -
EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . . .     $     .50      $     .36

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . . .     $     .535     $     .525


The Notes to Consolidated Financial Statements are an integral part of these statements.

<page4>

                                      WESTERN RESOURCES, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                        (Dollars in Thousands, Except per Share Amounts)
                                           (Unaudited)
                                                                       Six Months Ended
                                                                           June 30,
                                                                     1998           1997
SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . .     $  671,807     $1,016,698
  Security. . . . . . . . . . . . . . . . . . . . . . . . . .        173,836         63,506
    Total Sales . . . . . . . . . . . . . . . . . . . . . . .        845,643      1,080,204

COST OF SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . .        246,459        470,247
  Security. . . . . . . . . . . . . . . . . . . . . . . . . .         55,473         33,976
    Total Cost of Sales . . . . . . . . . . . . . . . . . . .        301,932        504,223

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . . .        543,711        575,981

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . . . . .        154,867        191,419
  Depreciation and amortization . . . . . . . . . . . . . . .        131,278        121,522
  Selling, general and administrative expense . . . . . . . .        110,371        102,244
    Total Operating Expenses. . . . . . . . . . . . . . . . .        396,516        415,185

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . . . . .        147,195        160,796

OTHER INCOME (EXPENSE):
  Investment earnings . . . . . . . . . . . . . . . . . . . .         23,465         20,685
  Minority interest . . . . . . . . . . . . . . . . . . . . .         (1,174)          (571)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .         29,071         17,797
      Total Other Income (Expense). . . . . . . . . . . . . .         51,362         37,911

INCOME BEFORE INTEREST AND TAXES. . . . . . . . . . . . . . .        198,557        198,707

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . . . . .         78,239         47,365
  Interest expense on short-term debt and other . . . . . . .         27,060         53,858
      Total Interest Expense. . . . . . . . . . . . . . . . .        105,299        101,223

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . .         93,258         97,484

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . .         29,562         32,116

NET INCOME BEFORE EXTRAORDINARY GAIN  . . . . . . . . . . . .         63,696         65,368

EXTRAORDINARY GAIN, NET OF TAX. . . . . . . . . . . . . . . .          1,591           -

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .         65,287         65,368

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . . .          3,027          2,459

EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . . .     $   62,260     $   62,909

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . . .     65,476,577     64,926,833

BASIC EARNINGS PER COMMON SHARE
EARNINGS AVAILABLE FOR COMMON STOCK BEFORE EXTRAORDINARY GAIN     $     .93      $     .97
EXTRAORDINARY GAIN. . . . . . . . . . . . . . . . . . . . . .           .02            -
EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . . .     $     .95      $     .97

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . . .     $     1.07     $     1.05


The Notes to Consolidated Financial Statements are an integral part of these statements.

<page5>

                                      WESTERN RESOURCES, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                        (Dollars in Thousands, Except per Share Amounts)
                                           (Unaudited)
                                                                     Twelve Months Ended
                                                                            June 30,
                                                                     1998           1997
SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,654,527     $2,064,354
  Security. . . . . . . . . . . . . . . . . . . . . . . . . .        262,677         70,931
    Total Sales . . . . . . . . . . . . . . . . . . . . . . .      1,917,204      2,135,285

COST OF SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . .        704,536        906,389
  Security. . . . . . . . . . . . . . . . . . . . . . . . . .         60,297         37,208
    Total Cost of Sales . . . . . . . . . . . . . . . . . . .        764,833        943,597

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . . .      1,152,371      1,191,688

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . . . . .        347,360        377,031
  Depreciation and amortization . . . . . . . . . . . . . . .        266,481        226,076
  Selling, general and administrative expense . . . . . . . .        321,054        207,903
  Write-off of deferred merger costs. . . . . . . . . . . . .         48,008           -
  Security asset impairment charge. . . . . . . . . . . . . .         40,144           -
    Total Operating Expenses. . . . . . . . . . . . . . . . .      1,023,047        811,010

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . . . . .        129,324        380,678

OTHER INCOME (EXPENSE):
  Gain on sale of Tyco securities . . . . . . . . . . . . . .        864,253           -
  Special charges from ADT. . . . . . . . . . . . . . . . . .           -           (18,181)
  Investment earnings . . . . . . . . . . . . . . . . . . . .         28,426         32,117
  Minority interest . . . . . . . . . . . . . . . . . . . . .          4,134           (340)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .         39,676         28,683
      Total Other Income (Expense). . . . . . . . . . . . . .        936,489         42,279

INCOME BEFORE INTEREST AND TAXES. . . . . . . . . . . . . . .      1,065,813        422,957

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . . . . .        150,263        100,002
  Interest expense on short-term debt and other . . . . . . .         47,038         83,093
      Total Interest Expense. . . . . . . . . . . . . . . . .        197,301        183,095

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . .        868,512        239,862

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . .        376,091         79,079

INCOME BEFORE EXTRAORDINARY GAIN. . . . . . . . . . . . . . .        492,421        160,783

EXTRAORDINARY GAIN. . . . . . . . . . . . . . . . . . . . . .          1,591           -

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .        494,012        160,783

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . . .          5,486         10,589

EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . . .     $  488,526     $  150,194

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . . .     65,400,416     64,631,972

BASIC EARNINGS PER COMMON SHARE
EARNINGS AVAILABLE FOR COMMON STOCK BEFORE EXTRAORDINARY GAIN     $     7.45      $    2.32
EXTRAORDINARY GAIN. . . . . . . . . . . . . . . . . . . . . .            .02            -
EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . . .     $     7.47      $    2.32

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . . .     $     2.12     $     2.08


The Notes to Consolidated Financial Statements are an integral part of these statements.

<page6>

                                     WESTERN RESOURCES, INC.
                        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                     (Dollars in Thousands)
                                           (Unaudited)
                                                                   Three Months Ended
                                                                         June 30,
                                                                    1998         1997
Net income. . . . . . . . . . . . . . . . . . . . . . . . .       $ 34,819     $ 24,335

Other comprehensive income, before tax:
  Unrealized gain on equity securities. . . . . . . . . . .          6,552         -
Income tax expense. . . . . . . . . . . . . . . . . . . . .          2,606         -

Other comprehensive income, net of tax. . . . . . . . . . .          3,946         -

Comprehensive income. . . . . . . . . . . . . . . . . . . .       $ 38,765     $ 24,335



                                                                     Six Months Ended
                                                                          June 30,
                                                                    1998         1997

Net income. . . . . . . . . . . . . . . . . . . . . . . . .       $ 65,287     $ 65,368

Other comprehensive income, before tax:
  Unrealized gain on equity securities. . . . . . . . . . .         21,018         -
Income tax expense. . . . . . . . . . . . . . . . . . . . .          8,361         -

Other comprehensive income, net of tax. . . . . . . . . . .         12,657         -

Comprehensive income. . . . . . . . . . . . . . . . . . . .       $ 77,944     $ 65,368



                                                                    Twelve Months Ended
                                                                          June 30,
                                                                    1998         1997

Net income. . . . . . . . . . . . . . . . . . . . . . . . .       $494,012     $160,783

Other comprehensive income, before tax:
  Unrealized gain on equity securities. . . . . . . . . . .         46,266         -
Income tax expense. . . . . . . . . . . . . . . . . . . . .         21,490         -

Other comprehensive income, net of tax. . . . . . . . . . .         24,776         -

Comprehensive income. . . . . . . . . . . . . . . . . . . .       $518,788     $160,783


The Notes to Consolidated Financial Statements are an integral part of these statements.

<page8>

                                      WESTERN RESOURCES, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Dollars in Thousands)
                                           (Unaudited)
                                                                     Six Months Ended
                                                                         June 30,
                                                                    1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .     $    65,287    $    65,368
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Extraordinary gain. . . . . . . . . . . . . . . . . . . .          (1,591)          -
  Depreciation and amortization . . . . . . . . . . . . . .         131,278        121,522
  Equity in earnings from investments . . . . . . . . . . .          (5,502)       (25,791)
  Changes in working capital items (net of effects
     from acquisitions):
    Accounts receivable (net) . . . . . . . . . . . . . . .          75,816         41,290
    Inventories and supplies. . . . . . . . . . . . . . . .          (7,089)         4,349
    Marketable securities . . . . . . . . . . . . . . . . .         (51,384)          -
    Prepaid expenses and other. . . . . . . . . . . . . . .         (34,458)        (2,005)
    Accounts payable. . . . . . . . . . . . . . . . . . . .          (8,801)       (27,038)
    Accrued liabilities . . . . . . . . . . . . . . . . . .          (5,844)        (9,470)
    Accrued income taxes. . . . . . . . . . . . . . . . . .          24,332         (7,945)
    Other . . . . . . . . . . . . . . . . . . . . . . . . .          29,392         20,088
  Changes in other assets and liabilities . . . . . . . . .          27,803        (13,439)
Net cash flows from operating activities. . . . . . . . . .         239,239        166,929

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property, plant and equipment (net). . . . .         (69,547)      (102,736)
  Customer account acquisition. . . . . . . . . . . . . . .        (126,589)       (21,134)
  Security alarm monitoring acquisitions,
    net of cash acquired. . . . . . . . . . . . . . . . . .        (361,039)          -
  Proceeds from issuance of stock by subsidiary (net) . . .          45,565           -
  Other investments (net) . . . . . . . . . . . . . . . . .         (68,601)        (5,958)
      Net cash flows (used in) investing activities . . . .        (580,211)      (129,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . .         491,541        291,918
  Proceeds of long-term debt. . . . . . . . . . . . . . . .           7,818          1,406
  Retirements of long-term debt . . . . . . . . . . . . . .        (102,179)      (276,470)
  Issuance of common stock (net). . . . . . . . . . . . . .           6,717         13,996
  Redemption of preference stock. . . . . . . . . . . . . .         (50,000)          -
  Cash dividends paid . . . . . . . . . . . . . . . . . . .         (71,795)       (69,776)
      Net cash flows from (used in) financing activities. .         282,102        (38,926)

NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . .         (58,870)        (1,825)

CASH AND CASH EQUIVALENTS:
  Beginning of the period . . . . . . . . . . . . . . . . .          76,608          3,724
  End of the period . . . . . . . . . . . . . . . . . . . .     $    17,738    $     1,899

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized). . . . . . . . . . . . . . . . . . . . . .     $   119,076    $   130,152
  Income taxes. . . . . . . . . . . . . . . . . . . . . . .          23,595         41,430


The Notes to Consolidated Financial Statements are an integral part of these statements.

<page8>

                                      WESTERN RESOURCES, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Dollars in Thousands)
                                           (Unaudited)
                                                                    Twelve Months Ended
                                                                          June 30,
                                                                    1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .     $   494,012    $   160,783
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Extraordinary gain. . . . . . . . . . . . . . . . . . . .          (1,591)          -
  Depreciation and amortization . . . . . . . . . . . . . .         266,481        226,076
  Gain on sale of securities. . . . . . . . . . . . . . . .        (864,253)          -
  Equity in earnings from investments . . . . . . . . . . .          (5,116)       (23,376)
  Write-off of deferred merger costs. . . . . . . . . . . .          48,008           -
  Security asset impairment charge. . . . . . . . . . . . .          40,144           -
  Changes in working capital items (net of effects
     from acquisitions):
    Accounts receivable (net) . . . . . . . . . . . . . . .          48,682        (31,476)
    Inventories and supplies. . . . . . . . . . . . . . . .          (8,189)         4,149
    Marketable securities . . . . . . . . . . . . . . . . .         (61,845)          -
    Prepaid expenses and other. . . . . . . . . . . . . . .         (23,223)        15,225
    Accounts payable. . . . . . . . . . . . . . . . . . . .         (30,061)         5,499
    Accrued liabilities . . . . . . . . . . . . . . . . . .          68,697         (3,876)
    Accrued income taxes. . . . . . . . . . . . . . . . . .          42,146         29,924
    Other . . . . . . . . . . . . . . . . . . . . . . . . .             720         19,329
  Changes in other assets and liabilities . . . . . . . . .         (28,110)       (83,410)
      Net cash flows from (used in) operating activities. .         (13,498)       318,847

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property, plant and equipment (net). . . . .        (177,549)      (213,302)
  Customer account acquisition. . . . . . . . . . . . . . .        (150,618)       (21,134)
  Proceeds from sale of securities. . . . . . . . . . . . .       1,533,530           -
  Security alarm monitoring acquisitions
    net of cash acquired. . . . . . . . . . . . . . . . . .        (799,756)      (368,535)
  Proceeds from issuance of stock by subsidiary (net) . . .          45,565           -
  Purchase of ADT common stock. . . . . . . . . . . . . . .            -          (145,842)
  Other investments (net) . . . . . . . . . . . . . . . . .        (107,961)        (7,760)
      Net cash flows from (used in) investing activities. .         343,211       (756,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . .        (544,617)       532,903
  Proceeds of long-term debt. . . . . . . . . . . . . . . .         526,412        226,386
  Retirements of long-term debt . . . . . . . . . . . . . .        (119,686)      (226,470)
  Issuance of other mandatorily redeemable securities . . .            -           120,000
  Issuance of common stock (net). . . . . . . . . . . . . .          17,763         31,105
  Redemption of preference stock. . . . . . . . . . . . . .         (50,000)      (100,000)
  Cash dividends paid . . . . . . . . . . . . . . . . . . .        (143,746)      (145,803)
      Net cash flows (used in) from financing activities. .        (313,874)       438,121

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . .          15,839            395

CASH AND CASH EQUIVALENTS:
  Beginning of the period . . . . . . . . . . . . . . . . .           1,899          1,504
  End of the period . . . . . . . . . . . . . . . . . . . .     $    17,738    $     1,899

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized). . . . . . . . . . . . . . . . . . . . . .     $   182,392    $   205,297
  Income taxes. . . . . . . . . . . . . . . . . . . . . . .         386,713         59,018

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

<page9>

                                     WESTERN RESOURCES, INC.
             CONSOLIDATED STATEMENTS OF CUMULATIVE PREFERRED AND PREFERENCE STOCK
                                      (Dollars in Thousands)
                                           (Unaudited)

                                                           June 30,        December 31,
                                                            1998              1997
CUMULATIVE PREFERRED AND PREFERENCE STOCK:
  Preferred stock not subject to mandatory redemption,
    Par value $100 per share, authorized
    600,000 shares, outstanding -
      4 1/2% Series, 138,576 shares. . . . . . . . . .   $   13,858        $   13,858
      4 1/4% Series, 60,000 shares . . . . . . . . . .        6,000             6,000
      5% Series, 50,000 shares . . . . . . . . . . . .        5,000             5,000
                                                             24,858            24,858
  Preference stock subject to mandatory redemption,
    Without par value, $100 stated value,
    Authorized 4,000,000 shares, outstanding -
      7.58% Series, 500,000 shares . . . . . . . . . .         -               50,000
TOTAL CUMULATIVE PREFERRED AND PREFERENCE STOCK. . . .   $   24,858        $   74,858


The Notes to Consolidated Financial Statements are an integral part of these statements.

<page10>

                                       WESTERN RESOURCES, INC.
                       CONSOLIDATED STATEMENTS OF COMMON SHAREOWNERS' EQUITY
                                       (Dollars in Thousands)
                                            (Unaudited)

                                                                                     Accumulated
                                                                                        Other
                                                                                    Comprehensive
                                                       Common   Paid-in   Retained      Income
                                                       Stock    Capital   Earnings      (net)

BALANCE DECEMBER 31, 1996, 64,625,259 shares. . . . .  $323,126  $739,433  $562,121   $     -

Net income. . . . . . . . . . . . . . . . . . . . . .                        65,368

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                        (2,459)
  Common stock, $1.05 per share . . . . . . . . . . .                       (68,204)

Issuance of 456,494 shares of common stock. . . . . .     2,282    11,714


BALANCE JUNE 30, 1997, 65,081,753 shares. . . . . . .   325,408   751,147   556,826         -

Net income. . . . . . . . . . . . . . . . . . . . . .                       428,726

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                        (2,460)
  Common stock, $1.05 per share . . . . . . . . . . .                       (68,605)

Expenses on common stock. . . . . . . . . . . . . . .                 (5)

Issuance of 327,850 shares of common stock. . . . . .     1,640     9,411

Net change in unrealized gain on equity securities
 (net of tax effect of $13,129) . . . . . . . . . . .            ________  ________       12,119

BALANCE DECEMBER 31, 1997, 65,409,603 shares. . . . .   327,048   760,553   914,487       12,119

Net income. . . . . . . . . . . . . . . . . . . . . .                        65,287

Cash dividends:
  Preferred and preference stock. . . . . . . . . . .                        (3,027)
  Common stock, $1.07 per share . . . . . . . . . . .                       (70,071)

Issuance of 163,299 shares of common stock. . . . . .       817     5,900

Net change in unrealized gain on equity securities
 (net of tax effect of $8,361). . . . . . . . . . . .                                     12,657

BALANCE JUNE 30, 1998, 65,572,902 shares. . . . . . .  $327,865  $766,453  $906,676   $   24,776




The Notes to Consolidated Financial Statements are an integral part of these statements.

<page11>


                            WESTERN RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business: Western Resources, Inc. (the company) is a publicly traded holding company. The company's primary business activities are providing electric generation, transmission and distribution services to approximately 614,000 customers in Kansas; providing security alarm monitoring services to approximately 1.3 million customers located throughout the United States, providing natural gas transmission and distribution services to approximately 1.4 million customers in Oklahoma and Kansas through its investment in ONEOK Inc. (ONEOK) and investing in international power projects. Rate regulated electric service is provided by KPL, a division of the company and KGE, a wholly-owned subsidiary. Security alarm monitoring services are provided by Protection One, Inc. (Protection One), a publicly-traded, approximately 85%-owned subsidiary.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet and that these instruments be measured at fair value. The company will adopt SFAS 133 no later than January 1, 2000. Management is presently evaluating the impact that adoption of SFAS 133 will have on the company's financial position and results of operations.

     Reclassifications: Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.


2. MERGER AGREEMENT WITH KANSAS CITY POWER & LIGHT COMPANY (KCPL)

     On February 7, 1997, the company signed a merger agreement with KCPL by which KCPL would be merged with and into the company in exchange for company
<page12>

stock. In December 1997, representatives of the company's financial advisor indicated that they believed it was unlikely that they would be in a position to issue a fairness opinion required for the merger on the basis of the previously announced terms.

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

     Westar Energy will assume $2.7 billion in debt, consisting of $1.9 billion of indebtedness for borrowed money of the company and KGE, and $800 million from KCPL. Long-term debt of Western Resources and KGE was $2.1 billion at June 30, 1998. Under the terms of the merger agreement, it is intended that the company will be released from its obligations with respect to the company's debt to be assumed by Westar Energy.

     Pursuant to the merger agreement, the company has agreed, among other things, to call for redemption all outstanding shares of its 4 1/2% Series Preferred Stock, par value $100 per share, 4 1/4% Series Preferred Stock, par value $100 per share, and 5% Series Preferred Stock, par value $100 per share.

     Consummation of the merger is subject to customary conditions. On July 30, 1998 the company's shareowners and the shareowners of KCPL voted to approve the amended merger agreement at special meetings of shareowners. The company estimates the transaction to close by mid-1999, subject to receipt of all necessary approvals from regulatory and government agencies.

     On August 7, 1998 the company and KCPL filed an amended application with the Federal Energy Regulatory Commission (FERC) to approve the Western Resources/KCPL merger and the formation of Westar Energy.

     KCPL is a public utility company engaged in the generation, transmission, distribution, and sale of electricity to customers in western Missouri and eastern Kansas. The company, KCPL and KGE have joint interests in certain electric generating assets, including Wolf Creek.

     At June 30, 1998, the company had deferred approximately $7 million related to the KCPL transaction. These costs will be included in the determination of total consideration upon consummation of the transaction.


3.  INVESTMENT IN ONEOK, INC.

     In November 1997, the company completed its strategic alliance with ONEOK. The company contributed substantially all of its regulated and non-regulated
<page13>

natural gas business to ONEOK in exchange for a 45% ownership interest in ONEOK. The company accounts for its common ownership of ONEOK in accordance with the equity method of accounting.

     For additional information on the Strategic Alliance with ONEOK, see Note 4 of the company's 1997 Annual Report on Form 10-K/A.


4.  INVESTMENT IN PROTECTION ONE, INC.

     Protection One has completed various acquisitions comprising over 500,000 subscribers at various times during the six months ended June 30, 1998.

     On August 7, 1998, Protection One acquired approximately 65.6% of the outstanding shares of Compagnie Europeene de Telesecurite (CET) for approximately $94 million. CET is a French security alarm monitoring company with approximately 60,000 subscribers located primarily in France, Belgium, Germany, Switzerland, and the Netherlands.

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


6.  COMMITMENTS AND CONTINGENCIES

     International Power Project Commitments: The company has ownership interests in international power generation projects under construction in Colombia and the Republic of Turkey and in existing power generation facilities in the People's Republic of China. In 1998, commitments are not expected to exceed $51 million. Currently, equity commitments beyond 1998 approximate $9 million.

     Manufactured Gas Sites: The company has been associated with 15 former manufactured gas sites located in Kansas which may contain coal tar and other potentially harmful materials. The company and the Kansas Department of Health and Environment (KDHE) entered into a consent agreement governing all future work at the 15 sites. The terms of the consent agreement will allow the company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. At June 30, 1998, the costs incurred for preliminary site investigation and risk assessment have been minimal. In accordance with the terms of the strategic alliance with ONEOK, ownership of twelve of these sites and the responsibility for clean-up of these sites were transferred to ONEOK. The ONEOK agreement limits our future liability to an amount immaterial to the company's financial condition or results of operations. However, our share of ONEOK income could be adversely affected by these costs.

     Affordable Housing Tax Credit Program (AHTC): At June 30, 1998, the company had invested approximately $44.9 million to purchase AHTC investments in limited partnerships. The company is committed to investing approximately $44.7 million more in AHTC investments by April 1, 2001.

     For additional information on Commitments and Contingencies, see Note 7 of the company's 1997 Annual Report on Form 10-K/A.


7.  INCOME TAXES

     Total income tax expense included in the Consolidated Statements of Income reflects the Federal statutory rate of 35%. The Federal statutory rate produces effective income tax rates of 36.3%, 30.8% and 43.1% for the three, six and twelve month periods ended June 30, 1998 compared to 27.9%, 33.1% and 33.1% for the three, six and twelve month periods ended June 30, 1997. The effective income tax rates vary from the Federal statutory rate due to permanent differences, including dividend income, the amortization of investment tax credits, amortization of goodwill, and accelerated amortization of certain deferred income taxes.
<page15>


                           WESTERN RESOURCES, INC.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     In Management's Discussion and Analysis we explain the general financial condition and the operating results for Western Resources, Inc. and its subsidiaries. We explain:

      -  What factors affect our business
      - What our earnings and costs were for the three, six and twelve month periods ending June 30, 1998 and 1997
      -  Why these earnings and costs differed from period to period
      -  How our earnings and costs affect our overall financial condition
      - Any other items that particularly affect our financial condition or earnings

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in the 1997 Annual Report on Form 10-K/A and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's 1997 Annual Report on Form 10-K/A.

     FORWARD-LOOKING STATEMENTS: Certain matters discussed here and elsewhere in this Form 10-Q are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we "believe," "anticipate," "expect" or words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rate and other regulatory matters, possible corporate restructurings, mergers, acquisitions, dispositions, liquidity and capital resources, interest and dividend rates, environmental matters, changing weather, nuclear operations, ability to enter new markets successfully and capitalize on growth opportunities in nonregulated businesses, and accounting matters. What happens in each case could vary materially from what we expect because of such things as electric utility deregulation, including ongoing state and federal activities; future economic conditions; legislative developments; our regulatory and competitive markets; and other circumstances affecting anticipated operations, sales and costs.


FINANCIAL CONDITION

     GENERAL: Sales increased $9 million primarily due to increased electric sales because of warmer than normal weather and stronger sales from our monitored security business for the three months ended June 30, 1998. Partially offsetting this increase was no gas sales for the quarter due to the transfer of our natural gas assets to ONEOK in November 1997. Net income increased $10 million and basic earnings per share increased $0.14 per share for the three months ended June 30, 1998 due to increased electric sales because of warmer than normal weather, earnings from our natural gas investment and stronger earnings from our monitored
<page16>

security business.

     Sales decreased $235 million, net income decreased less than 1% and basic earnings per share decreased $0.02 per share for the six months ended June 30, 1998 due to the transfer of our natural gas business to ONEOK in November 1997 and the gain on the sale of a non-strategic equity investment during the second quarter of 1997.

     Sales decreased $218 million for the twelve months ended June 30, 1998 due to the transfer of our natural gas business to ONEOK in November 1997. Net income increased $333 million and basic earnings per share increased $5.15 for the twelve months ended June 30, 1998 due to the pre-tax gain on the sale of the Tyco common stock of $864 million, or $7.97 of basic earnings per share, recorded in the third quarter of 1997. Partially offsetting these increases was the special non-recurring charge in December 1997 to expense $48 million of deferred KCPL Merger costs, and the special non-recurring charge in December 1997 of approximately $40 million recorded by Protection One.

     A quarterly dividend of $0.535 per share was declared in the second quarter of 1998, for an indicated annual rate of $2.14 per share. The book value per
share was $30.89 at June 30, 1998, up from $30.79 at December 31, 1997.   There
were 65,542,815 and 65,045,268 average shares outstanding for the second quarter of 1998 and 1997.


OPERATING RESULTS

     The following explains significant changes from prior year results in sales, cost of sales, operating expenses, other income (expense), interest expense, income taxes and preferred and preference dividends.

     Energy sales, cost of sales and operating expenses have decreased significantly for the three, six and twelve months ended June 30, 1998 due to the transfer of our natural gas business assets to ONEOK Inc. in November 1997.

     Security sales, cost of sales and operating expenses have increased significantly for the three, six and twelve months ended June 30, 1998 due primarily to our acquisition of Protection One in November 1997.

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

     Many things will affect our future energy sales.  They include:

      -  The weather
      -  Our electric rates
      -  Competitive forces
      -  Customer conservation efforts
      -  Wholesale demand
      -  The overall economy of our service area
<page17>

     Electric sales increased 33.4% for the three months ended June 30, 1998 due to increased residential energy deliveries as a result of warmer spring temperatures and revenues of $65 million from our power marketing activity. Our involvement in electric power marketing takes advantage of increased competitive opportunities in the wholesale electric utility industry. We are involved in both the marketing of electricity and risk management services to wholesale electric customers and the purchase of electricity for our retail customers.
Our margin from power marketing activity is significantly less than our margins on other energy sales. Our power marketing activity has resulted in energy purchases and sales made in areas outside of our historical marketing territory. Through June 30, 1998, this additional power marketing activity has had an insignificant effect on operating income. This sales increase was partially offset by our reduced electric rates implemented February 1, 1997. Power marketing sales are also impacted by the availability of generating units and purchased power from other companies. Due to warmer than normal weather throughout the Midwest and lack of power available for purchase on the wholesale market, the wholesale power market has seen extreme volatility in prices and availability. This volatility could impact our cost of power purchases and impact our ability to participate in power trades.

     Electric sales increased 23.7% for the six months ended June 30, 1998 due to increased residential energy deliveries as a result of warmer spring temperatures and revenues of $112 million from our power marketing activity. This increase was partially offset by our reduced electric rates implemented on February 1, 1997 and on June 1, 1998.

     Electric sales increased 15.4% for the twelve months ended June 30, 1998 because of $182 million included from our power marketing activity. This increase was partially offset by a 7.3% decrease in wholesale and interchange sales and our reduced electric rates implemented on February 1, 1997 and on June 1, 1998.

     The following table reflects the increases in electric energy deliveries for retail customers for the three, six and twelve months ended June 30, 1998 from the comparable periods of 1997.

                                  3 Months     6 Months     12 Months
                                    ended        ended        ended
            Residential. . . . .    18.3%        10.0%          7.5%
            Commercial . . . . .    10.1%         6.9%          6.3%
            Industrial . . . . .     2.7%         2.8%          3.7%
            Other. . . . . . . .    (0.7)%        0.8%          0.7%
              Total retail . . .     9.8%         6.3%          5.7%

     Security alarm monitoring business sales increased $66 million for the three months ended, $110 million for the six months ended, and $192 million for the twelve months ended June 30, 1998. These increases are primarily due to our acquisition of Protection One on November 24, 1997 and Protection One's continued growth and acquisitions during the first half of 1998.

     COST OF SALES: Items included in energy cost of sales are fuel expense, purchased power expense (electricity we purchase from others for resale), power marketing expense and natural gas purchased. Items included in security alarm monitoring cost of sales are the cost of direct monitoring and the cost of installing security monitoring equipment that is not capitalized.
<page18>

     Energy business cost of sales were lower by 19% for the three months ended, 48% for the six months ended and 22% for the twelve months ended June 30, 1998. These decreases were primarily due to the transfer of our natural gas business assets to ONEOK in November 1997. Partially offsetting these decreases was increased power marketing expense of $63 million for the three months ended, $110 million for the six months ended and $181 million for the twelve months ended June 30, 1998.

     Security alarm monitoring cost of sales increased 111% for the three months ended, 63% for the six months ended and 62% for the twelve months ended June 30, 1998. The increases are primarily a result of our acquisition of Protection One on November 24, 1997 and Protection One's addition of several service centers resulting from acquisition activity during the first half of 1998.


OPERATING EXPENSES

     OPERATING AND MAINTENANCE EXPENSE: Total operating and maintenance expense decreased 20% for the three months, 19% for the six months, and 8% for the twelve months ended June 30, 1998 primarily due to the transfer of our natural gas business assets to ONEOK in November 1997.

     DEPRECIATION AND AMORTIZATION EXPENSE: Depreciation and amortization expense increased 15% for the three months, 8% for the six months, and 18% for the twelve months ended June 30, 1998. These increases are primarily attributable to the amortization of capitalized security alarm monitoring accounts and goodwill from our security alarm monitoring business. Partially offsetting these increases were reductions in amortization expense for certain regulatory assets which were fully amortized in December 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general and administrative expense increased 28% for the three months ended June 30, 1998 and increased 8% for the six months ended June 30, 1998 primarily due to increased selling, general and administrative expense from our expansion into the security alarm monitoring business through acquisitions. Also contributing to the increase was storm related restoration expenses. Partially offsetting the increase was decreased selling, general and administrative expense due to the transfer of our natural gas business assets to ONEOK in November 1997.

     Higher security alarm monitoring business selling, general and administrative expense caused a 54% increase in total selling general and administrative expense for the twelve months ended June 30, 1998. This increase is due primarily to our expansion into the security alarm monitoring business through acquisitions. Partially offsetting this increase was decreased selling, general and administrative expense due to the transfer of our natural gas business assets to ONEOK in November 1997.

     OTHER: Two additional items affected total operating expenses for the twelve months ended June 30, 1998. We recorded a special non-recurring charge in December 1997 to expense $48 million of deferred KCPL Merger costs.

     Protection One recorded a special non-recurring charge of approximately $40 million in December 1997, to reflect the phase out of certain business activities which are no longer of continuing value to Protection One, to eliminate redundant facilities and activities and to bring all customers under the Protection One
<page 19>

brand.


OTHER INCOME (EXPENSE)

     Other income (expense) includes miscellaneous income and expenses not directly related to our operations. Other income included a gain from Protection One's repurchase of certain contracts of $10.2 million for the three months ended and $13.4 million for the six months ended June 30, 1998. Also included in other income was investment earnings of approximately $9 million for the three months ended and approximately $23 million for the six months ended June 30, 1998 from our 45% ownership in ONEOK. Other income for the second quarter of 1997 included investment earnings of approximately $10 million primarily from our investment in ADT and included a gain on the sale of a non-strategic equity investment of $11.5 million.

     Other income for the twelve months ended June 30, 1998 increased due to the gain on the sale of Tyco common stock of $864 million during the third quarter of 1997.


INTEREST EXPENSE

     Interest expense includes the interest we paid on outstanding debt. Interest expense increased 6% for the three months, 4% for the six months and 8% for the twelve months ended June 30, 1998. Interest recorded on long-term debt increased $50 million or 50% for the twelve months ended June 30, 1998 due to the issuance of $520 million in senior unsecured notes in November 1997. A decline in short-term debt interest expense in the second half of 1997 partially offset the increase in long-term debt interest expense. We used the proceeds from the sale of Tyco common stock and the $520 million in senior unsecured notes to reduce our short-term debt balance.


INCOME TAXES

     Income tax expense for the three months ended June 30, 1998 increased $11 million. Income tax expense for the six months ended June 30, 1998 decreased $3
million or 8%.   Income tax expense for the twelve months ended June 30, 1998 increased $297 million due to the gain from the sale of Tyco common stock. Partially offsetting this increase was lower operating income.


EXTRAORDINARY GAIN

     In June 1998, Protection One redeemed a portion of its discount notes which resulted in an extraordinary gain, net of tax, of approximately $1.6 million.


PREFERRED AND PREFERENCE DIVIDENDS

     Preferred and preference dividends decreased 48% for the twelve months ended June 30, 1998 due to the dividend paid associated with the redemption of our 8.50% preference stock due 2016 on July 1, 1996.
<page20>


LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998, we had $18 million in cash and cash equivalents. We consider highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our cash and cash equivalents decreased $59 million from December 31, 1997, due to a decrease in cash held by Protection One. Protection One used its cash for security alarm monitoring business acquisitions. Other than operations, our primary source of short-term cash is from short-term bank loans, unsecured lines of credit and the sale of commercial paper. At June 30, 1998, we had approximately $728 million of short-term debt outstanding, of which $573 million was commercial paper. An additional $246 million of short-term debt was available from committed credit arrangements.

     On April 1, 1998, we redeemed our 7.58% Preference Stock due 2007 at a premium, including dividends, for $53 million.

     In July 1998, we issued $30 million of 6.8% Senior Notes due July 15,
2018.  The notes are unsecured and unsubordinated obligations of the company.
In July 1998, we filed a shelf registration for $800 million in senior, unsecured obligations of the company. In August 1998, we issued $400 million of 6.25% Putable/Callable Notes due on August 15, 2018, putable/callable on August 15, 2003 under this shelf agreement. Proceeds from these issuances will be used to reduce short-term debt incurred in connection with investments in unregulated operations, the redemption of preferred securities and other general corporate purposes.

     Protection One issued approximately 42.8 million shares of common stock in public offerings and private placements for net proceeds of $403 million in June 1998. Westar Capital, a wholly-owned subsidiary of Western Resources, acquired approximately 37.6 million of these shares in exchange for cash and the repayment of borrowings under a Senior Credit Facility between Westar Capital and Protection One. Cash proceeds from the offering were used to redeem additional long-term debt. Protection One anticipates a private placement of $300 million of Senior Notes during August 1998. Proceeds from these notes will be used to repay indebtedness on an existing credit facility.

     Net cash flows from operating activities increased approximately $72 million for the six months ended June 30, 1998 due primarily to receivables associated with our natural gas business as part of the strategic alliance with ONEOK.


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

     On March 18, 1998, we and KCPL agreed to a restructuring of our February 7, 1997, merger agreement which will result in the formation of Westar Energy, a new regulated electric utility company. Under the terms of the merger agreement, our electric utility operations will be transferred to KGE, and KCPL
<page21>

and KGE will be merged into NKC, Inc., a subsidiary of the company. NKC, Inc. will be renamed Westar Energy. In addition, under the terms of the merger agreement, KCPL shareowners will receive $23.50 of Western Resources common stock per KCPL share, subject to a collar mechanism, and one share of Westar Energy common stock per KCPL share. Upon consummation of the combination, we will own approximately 80.1% of the outstanding equity of Westar Energy and KCPL shareowners will own approximately 19.9%. As part of the combination, Westar Energy will assume all of the electric utility related assets and liabilities of Western Resources, KCPL and KGE.

     Westar Energy will assume $2.7 billion in debt, consisting of $1.9 billion of indebtedness for borrowed money of Western Resources and KGE, and $800 million from KCPL. Long-term debt of Western Resources and KGE was $2.1 billion at June 30, 1998. Under the terms of the merger agreement, it is intended that we will be released from our obligations with respect to our debt to be assumed by Westar Energy.

     Pursuant to the merger agreement, we have agreed, among other things, to call for redemption all outstanding shares of our 4 1/2% Series Preferred Stock, par value $100 per share, 4 1/4% Series Preferred Stock, par value $100 per share, and 5% Series Preferred Stock, par value $100 per share.

     Consummation of the merger is subject to customary conditions. On July 30, 1998 the company's shareowners and the shareowners of KCPL voted to approve the amended merger agreement at special meetings of shareowners. The company estimates the transaction to close by mid-1999, subject to receipt of all necessary approvals from regulatory and government agencies.

     On August 7, 1998 the company and KCPL filed an amended application with the Federal Energy Regulatory Commission to approve the Western Resources/KCPL merger and the formation of Westar Energy.

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

     SECURITY ALARM MONITORING BUSINESS PURCHASES: Protection One has completed various acquisitions comprising over 500,000 subscribers during the six months ended June 30, 1998.

     On August 7, 1998, Protection One acquired approximately 65.6% of the outstanding shares of Compagnie Europeene de Telesecurite (CET) for approximately $94 million. CET is a French security alarm monitoring company with approximately 60,000 subscribers located primarily in France, Belgium, Germany, Switzerland, and the Netherlands.


OTHER INFORMATION

     YEAR 2000 ISSUE: We are currently addressing the effect of the Year 2000 Issue on our reporting systems and operations. We face the Year 2000 Issue
<page22>

because many computer systems and applications abbreviate dates by eliminating the first two digits of the year, assuming that these two digits are always "19". On January 1, 2000, some computer programs may incorrectly recognize the date as January 1, 1900. Some computer systems may incorrectly process critical financial and operational information, or stop processing altogether because of the date abbreviation. Calculations using the year 2000 will affect computer applications before January 1, 2000.

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

     We have completed approximately 75% of our contingency plan for all business units and departments of our company with the exception of WCNOC and Protection One. WCNOC is currently pursuing their own contingency plan and their management does not believe that WCNOC will be substantially impacted. Protection One plans to complete their contingency plan in 1999. Our contingency plan includes pre-established action plans to work around any unforeseen operational impacts surrounding the century date change.

     We have identified four major areas of risk: 1) Vendors and suppliers, 2) Banks and Financial Institutions, 3) Telecommunications, including phone systems and cellular phones and 4) Large customers. We are addressing these risks in our contingency plans and expect no significant operational impact on our ability to serve our customers, pay suppliers, or operate other areas of our business.

     We plan to have our Year 2000 readiness efforts substantially completed by the end of 1998, excluding WCNOC and Protection One. WCNOC is pursuing their own Year 2000 plan. Protection One will continue their review through January 1, 2000, particularly with respect to acquisitions of security businesses that include additional computer systems and equipment. We currently estimate that total costs to update all of our systems for year 2000 compliance will be approximately $12 million. As of June 30, 1998 we have expensed approximately $3 million of these costs and based on what we now know, we expect to incur the remaining $9 million by the end of 1999.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.
<page23>

                    WESTERN RESOURCES, INC.
                  Part II  Other Information

Item 3.  Defaults Upon Senior Securities

      None



Item 4.  Submission of Matters to a Vote of Security Holders

     The company's Annual Meeting of Shareholders was held on May 11, 1998. At the meeting the shareholders, representing 56,782,713 shares either in person or by proxy, voted to:

     Elect the following directors to serve a term of three years:

                                                Votes
                                           For       Against

     Thomas R. Clevenger. . . . . .   55,510,932   1,274,196
     David H. Hughes. . . . . . . .   55,371,073   1,410,506
     David C. Wittig. . . . . . . .   55,536,871   1,244,561

     The following directors will continue to serve their unexpired terms: Frank
J. Becker, C. Q. Chandler, John C. Dicus, John E. Hayes, Jr., Russell W. Meyer, Jr., and Louis W. Smith.

     Amend the Restated Articles of Incorporation to eliminate cumulative voting.

                                                       Votes
                                          For         Against      Abstain
                                       38,334,811    8,004,340    1,294,728

     The company held a Special Meeting of Shareowners on July 30, 1998. At the meeting the shareowners, representing 52,231,780 shares either in person or by proxy, voted to:

     Approve and adopt the Amended and Restated Agreement and Plan of Merger, dated March 18, 1998 by and among Western Resources, Kansas Gas and Electric Company, NKC, Inc., and Kansas City Power and Light Company and the transactions contemplated thereby providing, among other things, for the issuance of a number of shares of Western Resources Common Stock sufficient to satisfy the terms of the merger agreement and the transfer by Western Resources of substantially all of its assets, as provided for in the Joint Proxy Statement/Prospectus.

                                                       Votes
                                          For         Against      Abstain
                                       50,765,561      864,981      601,238
<page24>

     Amend the Restated Articles of Incorporation of Western Resources to increase, immediately prior to the share issuance, the number of authorized shares of Western Resources Common Stock from 85,000,000 shares to 300,000,000 shares.

                                                       Votes
                                          For         Against      Abstain
                                       47,312,657    4,146,324      772,799


Item 5.  Other Information

     None


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

               Exhibit 3    -  Certificate of Amendment to the Restated
                                 Articles of Incorporation, as amended, of the company on May 12, 1998 (filed with the March 31, 1998 Form 10-Q)

               Exhibit 4.1  -  Debt Securities Indenture dated August 1, 1998 between the company and Bankers Trust
                                 Company, Trustee (filed electronically)

               Exhibit 4.2  -  Form of Note for $400 million 6.25%
                                 Putable/Callable Notes due August 15, 2018,
                                 Putable/Callable August 15, 2003 (filed
                                 electronically)

               Exhibit 10.1 -  Transaction Confirmation for $400 million 6.25%
                                 Putable/Callable Notes due August 15, 2018,
                                 Putable/Callable August 15, 2003 (filed electronically)

               Exhibit 10.2 -  Amendment to Letter Agreement between the
                                 company and David C. Wittig, dated April 27,
                                 1995 (filed electronically)

               Exhibit 10.3 -  Form of Split Dollar Insurance Agreement (filed electronically)

               Exhibit 12   -  Computation of Ratio of Consolidated Earnings
                                 to Fixed Charges for 12 Months Ended June
                                 30, 1998 (filed electronically)

               Exhibit 27   -  Financial Data Schedule (filed electronically)
<page25>


     (b) Reports on Form 8-K:

               Form 8-K filed July 13, 1998 - Kansas City Power and Light
                  Company's December 31, 1997 Form 10-K and March 31, 1998 Form 10-Q.

               Form 8-K filed August 3, 1998 - Press release reporting second quarter earnings issued July 30, 1998, press release announcing approval by shareholders of Kansas City Power and Light Company merger agreement issued on July 30, 1998

               Form 8-K filed August 6, 1998 - Kansas City Power and Light
                  Company's June 30, 1998 Form 10-Q.
<page26>


                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Western Resources, Inc.



Date       August 12, 1998           By         /s/ S. L. KITCHEN
                                       S. L. Kitchen, Executive Vice President
                                              and Chief Financial Officer



Date       August 12, 1998           By     /s/ JERRY D. COURINGTON
                                                Jerry D. Courington,
                                                    Controller