Form 10-Q/A
period 1998-06-30
WESTERN RESOURCES INC /KS
filed 1998-08-24
CIK 54507

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549


                           FORM 10-Q/A

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

                           Yes X                       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at August 24, 1998

Common Stock, $5.00 par value                          65,715,795

Western Resources herein files Form 10-Q/A for June 30, 1998 to correct exhibit 10.2 filed with its Form 10-Q for June 30, 1998 which was filed on August 12, 1998.

                    WESTERN RESOURCES, INC.
                  Part II  Other Information

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:


               Exhibit 10 -  Amendment to Letter Agreement between the
                                 company and David C. Wittig, dated April 27,
                                 1995 (filed electronically)

                          SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Western Resources, Inc.



Date       August 24, 1998           By         /s/ S. L. KITCHEN
                                       S. L. Kitchen, Executive Vice President
                                              and Chief Financial Officer



Date       August 24, 1998           By     /s/ JERRY D. COURINGTON
                                                Jerry D. Courington,
                                                    Controller