Form 10-Q
period 1998-09-30
WESTERN RESOURCES INC /KS
filed 1998-11-06
CIK 54507

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549


                            FORM 10-Q

(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1998

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

                           Yes X                       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at November 6, 1998
Common Stock, $5.00 par value                          65,859,786

                            WESTERN RESOURCES, INC.
                                   INDEX


                                                                      Page No.

Part I.  Financial Information

   Item 1.  Financial Statements

        Consolidated Balance Sheets                                        3

        Consolidated Statements of Income                                4 - 6

        Consolidated Statements of Comprehensive Income                    7

        Consolidated Statements of Cash Flows                            8 - 9

        Consolidated Statements of Cumulative Preferred
          and Preference Stock                                            10

        Consolidated Statements of Shareowners' Equity                    11

        Notes to Consolidated Financial Statements                        12

   Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      17

   Item 3.  Quantitative and Qualitative Disclosures About
                 Market Risk                                              32

Part II.  Other Information

   Item 3.  Defaults Upon Senior Securities                               33

   Item 4.  Submission of Matters to a Vote of Security Holders           33

   Item 5.  Other Information                                             33

   Item 6.  Exhibits and Reports on Form 8-K                              33

Signatures                                                                35

                                      WESTERN RESOURCES, INC.
                                   CONSOLIDATED BALANCE SHEETS
                                      (Dollars in Thousands)
                                           (Unaudited)
                                                              September 30,    December 31,
                                                                  1998             1997
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . .    $   15,688       $    76,608
  Accounts receivable (net) . . . . . . . . . . . . . . . .       316,208           325,043
  Inventories and supplies (net). . . . . . . . . . . . . .        89,724            86,398
  Marketable securities . . . . . . . . . . . . . . . . . .       306,139            75,258
  Prepaid expenses and other. . . . . . . . . . . . . . . .        42,538            25,483
    Total Current Assets. . . . . . . . . . . . . . . . . .       770,297           588,790

PROPERTY, PLANT AND EQUIPMENT, NET. . . . . . . . . . . . .     3,766,718         3,786,528

OTHER ASSETS:
  Investment in ONEOK . . . . . . . . . . . . . . . . . . .       613,907           596,206
  Subscriber accounts . . . . . . . . . . . . . . . . . . .       954,670           549,152
  Goodwill (net). . . . . . . . . . . . . . . . . . . . . .     1,243,344           854,163
  Regulatory assets . . . . . . . . . . . . . . . . . . . .       381,729           380,421
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       292,691           221,700
    Total Other Assets. . . . . . . . . . . . . . . . . . .     3,486,341         2,601,642

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .    $8,023,356        $6,976,960

LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt. . . . . . . . . . .    $   44,357        $   21,217
  Short-term debt . . . . . . . . . . . . . . . . . . . . .       575,382           236,500
  Accounts payable. . . . . . . . . . . . . . . . . . . . .       175,079           151,166
  Accrued liabilities . . . . . . . . . . . . . . . . . . .       245,746           249,447
  Accrued income taxes. . . . . . . . . . . . . . . . . . .        58,144            27,360
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       164,173            89,106
    Total Current Liabilities . . . . . . . . . . . . . . .     1,262,881           774,796

LONG-TERM LIABILITIES:
  Long-term debt (net). . . . . . . . . . . . . . . . . . .     2,717,019         2,181,855
  Western Resources obligated mandatorily redeemable
    preferred securities of subsidiary trusts holding
    solely company subordinated debentures. . . . . . . . .       220,000           220,000
  Deferred income taxes and investment tax credits. . . . .     1,041,527         1,065,565
  Minority interests. . . . . . . . . . . . . . . . . . . .       205,886           164,379
  Deferred gain from sale-leaseback . . . . . . . . . . . .       212,908           221,779
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       292,072           259,521
    Total Long-term Liabilities . . . . . . . . . . . . . .     4,689,412         4,113,099

COMMITMENTS AND CONTINGENCIES

SHAREOWNERS' EQUITY:
  Cumulative preferred and preference stock . . . . . . . .        24,858            74,858
  Common stock, par value $5 per share, authorized
   85,000,000 shares, outstanding 65,832,661 and
   65,409,603 shares, respectively. . . . . . . . . . . . .       328,666           327,048
  Paid-in capital . . . . . . . . . . . . . . . . . . . . .       771,970           760,553
  Retained earnings . . . . . . . . . . . . . . . . . . . .       943,997           914,487
  Accumulated other comprehensive income (net)  . . . . . .         1,572            12,119
    Total Shareowners' Equity . . . . . . . . . . . . . . .     2,071,063         2,089,065

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY . . . . . . . . .    $8,023,356        $6,976,960


The Notes to Consolidated Financial Statements are an integral part of these statements.


                                      WESTERN RESOURCES, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                         (Dollars in Thousands, Except Per Share Amounts)
                                           (Unaudited)
                                                                     Three Months Ended
                                                                        September 30,
                                                                     1998           1997
SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . .       $  598,141     $  527,182
  Security. . . . . . . . . . . . . . . . . . . . . . . . .          103,261         32,814
    Total Sales . . . . . . . . . . . . . . . . . . . . . .          701,402        559,996

COST OF SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . .          303,432        210,382
  Security. . . . . . . . . . . . . . . . . . . . . . . . .           32,555         10,947
    Total Cost of Sales . . . . . . . . . . . . . . . . . .          335,987        221,329

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . .          365,415        338,667

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . . . .           80,249         95,960
  Depreciation and amortization . . . . . . . . . . . . . .           73,339         61,352
  Selling, general and administrative expense . . . . . . .           52,656         70,964
    Total Operating Expenses. . . . . . . . . . . . . . . .          206,244        228,276

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . . . .          159,171        110,391

OTHER INCOME (EXPENSE):
  Gain on sale of Tyco securities . . . . . . . . . . . . .             -           864,253
  Investment earnings . . . . . . . . . . . . . . . . . . .            7,302           -
  Minority interest . . . . . . . . . . . . . . . . . . . .             (426)          (484)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .            8,740         (5,307)
      Total Other Income (Expense). . . . . . . . . . . . .           15,616        858,462

INCOME BEFORE INTEREST AND TAXES. . . . . . . . . . . . . .          174,787        968,853

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . . . .           43,465         28,493
  Interest expense on short-term debt and other . . . . . .           16,012         20,547
      Total Interest Expense. . . . . . . . . . . . . . . .           59,477         49,040

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . . . .          115,310        919,813

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . .           42,545        411,441

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .           72,765        508,372

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . .              282          1,230

EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . .       $   72,483     $  507,142

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . .       65,706,665     65,243,406

BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . .       $     1.10     $     7.77

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .       $     .535     $     .525


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                      WESTERN RESOURCES, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                         (Dollars in Thousands, Except Per Share Amounts)
                                           (Unaudited)
                                                                      Nine Months Ended
                                                                         September 30,
                                                                     1998           1997
SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,269,949     $1,543,880
  Security. . . . . . . . . . . . . . . . . . . . . . . . . .        277,097         96,320
    Total Sales . . . . . . . . . . . . . . . . . . . . . . .      1,547,046      1,640,200

COST OF SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . .        550,224        686,548
  Security. . . . . . . . . . . . . . . . . . . . . . . . . .         88,028         28,519
    Total Cost of Sales . . . . . . . . . . . . . . . . . . .        638,252        715,067

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . . .        908,794        925,133

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . . . . .        234,783        287,379
  Depreciation and amortization . . . . . . . . . . . . . . .        204,617        182,874
  Selling, general and administrative expense . . . . . . . .        163,027        183,693
    Total Operating Expenses. . . . . . . . . . . . . . . . .        602,427        653,946

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . . . . .        306,367        271,187

OTHER INCOME (EXPENSE):
  Gain on sale of Tyco securities . . . . . . . . . . . . . .           -           864,253
  Investment earnings . . . . . . . . . . . . . . . . . . . .         30,767         20,685
  Minority interest . . . . . . . . . . . . . . . . . . . . .         (1,600)        (1,055)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .         37,482         12,490
      Total Other Income (Expense). . . . . . . . . . . . . .         66,649        896,373

INCOME BEFORE INTEREST AND TAXES. . . . . . . . . . . . . . .        373,016      1,167,560

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . . . . .        121,376         75,858
  Interest expense on short-term debt and other . . . . . . .         43,072         74,405
      Total Interest Expense. . . . . . . . . . . . . . . . .        164,448        150,263

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . .        208,568      1,017,297

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . .         72,107        443,557

NET INCOME BEFORE EXTRAORDINARY GAIN  . . . . . . . . . . . .        136,461        573,740

EXTRAORDINARY GAIN, NET OF TAX. . . . . . . . . . . . . . . .          1,591           -

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .        138,052        573,740

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . . .          3,309          3,689

EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . . .     $  134,743     $  570,051

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . . .     65,554,116     65,033,517

BASIC EARNINGS PER COMMON SHARE
EARNINGS AVAILABLE FOR COMMON STOCK BEFORE EXTRAORDINARY GAIN     $     2.03     $     8.77
EXTRAORDINARY GAIN. . . . . . . . . . . . . . . . . . . . . .            .02            -
EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . . .     $     2.05     $     8.77

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . . .     $    1.605     $    1.575

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                      WESTERN RESOURCES, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                         (Dollars in Thousands, Except Per Share Amounts)
                                          (Unaudited)
                                                                     Twelve Months Ended
                                                                        September 30,
                                                                     1998           1997
SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,725,487     $2,103,683
  Security. . . . . . . . . . . . . . . . . . . . . . . . . .        333,124        101,423
    Total Sales . . . . . . . . . . . . . . . . . . . . . . .      2,058,611      2,205,106

COST OF SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . .        792,000        948,402
  Security. . . . . . . . . . . . . . . . . . . . . . . . . .         98,309         30,844
    Total Cost of Sales . . . . . . . . . . . . . . . . . . .        890,309        979,246

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . . .      1,168,302      1,225,860

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . . . . .        331,316        388,161
  Depreciation and amortization . . . . . . . . . . . . . . .        278,468        235,265
  Selling, general and administrative expense . . . . . . . .        292,261        240,868
  Write-off of deferred merger costs. . . . . . . . . . . . .         48,008           -
  Security asset impairment charge. . . . . . . . . . . . . .         40,144           -
    Total Operating Expenses. . . . . . . . . . . . . . . . .        990,197        864,294

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . . . . .        178,105        361,566

OTHER INCOME (EXPENSE):
  Gain on sale of Tyco securities . . . . . . . . . . . . . .           -           864,253
  Special charges from ADT. . . . . . . . . . . . . . . . . .           -           (18,181)
  Investment earnings . . . . . . . . . . . . . . . . . . . .         35,728         26,370
  Minority interest . . . . . . . . . . . . . . . . . . . . .          4,192           (824)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .         53,395         17,955
      Total Other Income (Expense). . . . . . . . . . . . . .         93,315        889,573

INCOME BEFORE INTEREST AND TAXES. . . . . . . . . . . . . . .        271,420      1,251,139

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . . . . .        164,907        103,031
  Interest expense on short-term debt and other . . . . . . .         42,503         88,877
      Total Interest Expense. . . . . . . . . . . . . . . . .        207,410        191,908

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . .         64,010      1,059,231

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . .          7,195        453,025

NET INCOME BEFORE EXTRAORDINARY GAIN  . . . . . . . . . . . .         56,815        606,206

EXTRAORDINARY GAIN, NET OF TAX. . . . . . . . . . . . . . . .          1,591           -

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .         58,406        606,206

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . . .          4,539          4,919

EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . . .     $   53,867     $  601,287

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . . .     65,517,183     64,904,715

BASIC EARNINGS PER COMMON SHARE
EARNINGS AVAILABLE FOR COMMON STOCK BEFORE EXTRAORDINARY GAIN     $      .80     $     9.26
EXTRAORDINARY GAIN. . . . . . . . . . . . . . . . . . . . . .            .02            -
EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . . .     $      .82     $     9.26

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . . .     $     2.13     $     2.09


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                     WESTERN RESOURCES, INC.
                        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                     (Dollars in Thousands)
                                           (Unaudited)
                                                                    Three Months Ended
                                                                      September 30,
                                                                    1998         1997
Net income. . . . . . . . . . . . . . . . . . . . . . . . .       $ 72,765     $508,372

Other comprehensive (loss) income, before tax:
  Unrealized (loss) gain on equity securities . . . . . . .        (38,541)      38,129
Income tax benefit (expense). . . . . . . . . . . . . . . .         15,337      (18,253)

Other comprehensive (loss) income, net of tax . . . . . . .        (23,204)      19,876

Comprehensive income. . . . . . . . . . . . . . . . . . . .       $ 49,561     $528,248



                                                                    Nine Months Ended
                                                                      September 30,
                                                                    1998         1997

Net income. . . . . . . . . . . . . . . . . . . . . . . . .       $138,052     $573,740

Other comprehensive (loss) income, before tax:
  Unrealized (loss) gain on equity securities . . . . . . .        (17,523)      38,129
Income tax benefit (expense). . . . . . . . . . . . . . . .          6,976      (18,253)

Other comprehensive (loss) income, net of tax . . . . . . .        (10,547)      19,876

Comprehensive income. . . . . . . . . . . . . . . . . . . .       $127,505     $593,616



                                                                   Twelve Months Ended
                                                                      September 30,
                                                                    1998         1997

Net income. . . . . . . . . . . . . . . . . . . . . . . . .       $ 58,406     $606,206

Other comprehensive (loss) income, before tax:
  Unrealized (loss) gain on equity securities . . . . . . .        (30,403)      38,129
Income tax benefit (expense). . . . . . . . . . . . . . . .         12,099      (18,253)

Other comprehensive (loss) income, net of tax . . . . . . .        (18,304)      19,876

Comprehensive income. . . . . . . . . . . . . . . . . . . .       $ 40,102     $626,082


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                    WESTERN RESOURCES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                           (Unaudited)
                                                                     Nine Months Ended
                                                                       September 30,
                                                                    1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .     $   138,052    $   573,740
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Extraordinary gain. . . . . . . . . . . . . . . . . . . .          (1,591)          -
  Depreciation and amortization . . . . . . . . . . . . . .         204,617        182,874
  Gain from sale of securities. . . . . . . . . . . . . . .            -          (864,253)
  Equity in earnings from investments . . . . . . . . . . .          (3,828)       (25,791)
  Changes in working capital items (net of effects
     from acquisitions):
    Accounts receivable (net) . . . . . . . . . . . . . . .          14,621         54,853
    Inventories and supplies. . . . . . . . . . . . . . . .          (1,967)        (4,657)
    Prepaid expenses and other. . . . . . . . . . . . . . .         (16,628)         5,665
    Accounts payable. . . . . . . . . . . . . . . . . . . .          18,764        (36,311)
    Accrued liabilities . . . . . . . . . . . . . . . . . .         (75,712)        12,574
    Accrued income taxes. . . . . . . . . . . . . . . . . .          30,784        267,734
    Other . . . . . . . . . . . . . . . . . . . . . . . . .          40,110         50,937
  Changes in other assets and liabilities . . . . . . . . .          10,711        (38,321)
Net cash flows from operating activities. . . . . . . . . .         357,933        179,044

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property, plant and equipment (net). . . . .        (112,125)      (154,092)
  Customer account acquisitions . . . . . . . . . . . . . .        (228,352)       (28,498)
  Security alarm monitoring acquisitions,
    net of cash acquired. . . . . . . . . . . . . . . . . .        (554,230)      (171,081)
  Proceeds from issuance of stock by subsidiary (net) . . .          45,565           -
  Purchases of marketable securities. . . . . . . . . . . .        (241,752)       (23,682)
  Proceeds from sale of securities. . . . . . . . . . . . .            -         1,495,825
  Other investments (net) . . . . . . . . . . . . . . . . .         (76,468)       (34,499)
      Net cash flows from (used in) investing activities. .      (1,167,362)     1,083,973

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . .         338,882       (875,018)
  Proceeds of long-term debt. . . . . . . . . . . . . . . .         688,782        523,250
  Retirements of long-term debt . . . . . . . . . . . . . .        (135,037)      (276,545)
  Issuance of common stock (net). . . . . . . . . . . . . .          13,035         20,447
  Redemption of preference stock. . . . . . . . . . . . . .         (50,000)          -
  Cash dividends paid . . . . . . . . . . . . . . . . . . .        (107,153)      (105,168)
      Net cash flows from (used in) financing activities. .         748,509       (713,034)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . .         (60,920)       549,983

CASH AND CASH EQUIVALENTS:
  Beginning of the period . . . . . . . . . . . . . . . . .          76,608          3,724
  End of the period . . . . . . . . . . . . . . . . . . . .     $    15,688    $   553,707

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized). . . . . . . . . . . . . . . . . . . . . .     $   180,058    $   166,177
  Income taxes. . . . . . . . . . . . . . . . . . . . . . .          32,138        169,199


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                      WESTERN RESOURCES, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Dollars in Thousands)
                                           (Unaudited)
                                                                    Twelve Months Ended
                                                                       September 30,
                                                                    1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .     $    58,406    $   606,206
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Extraordinary gain. . . . . . . . . . . . . . . . . . . .          (1,591)          -
  Depreciation and amortization . . . . . . . . . . . . . .         278,468        235,265
  Gain on sale of securities. . . . . . . . . . . . . . . .            -          (864,253)
  Equity in earnings from investments . . . . . . . . . . .          (3,442)       (15,805)
  Write-off of deferred merger costs. . . . . . . . . . . .          48,008           -
  Security asset impairment charge. . . . . . . . . . . . .          40,144           -
  Changes in working capital items (net of effects
     from acquisitions):
    Accounts receivable (net) . . . . . . . . . . . . . . .         (26,076)       (17,231)
    Inventories and supplies. . . . . . . . . . . . . . . .           5,939         19,139
    Prepaid expenses and other. . . . . . . . . . . . . . .         (13,063)         7,800
    Accounts payable. . . . . . . . . . . . . . . . . . . .           6,777         16,358
    Accrued liabilities . . . . . . . . . . . . . . . . . .         (23,215)         3,193
    Accrued income taxes. . . . . . . . . . . . . . . . . .        (227,081)       276,894
    Other . . . . . . . . . . . . . . . . . . . . . . . . .           1,695         48,507
  Changes in other assets and liabilities . . . . . . . . .         (20,321)       (93,012)
      Net cash flows from operating activities. . . . . . .         124,648        223,061

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property, plant and equipment (net). . . . .        (168,771)      (214,482)
  Customer account acquisitions . . . . . . . . . . . . . .        (245,017)       (28,498)
  Security alarm monitoring acquisitions
    net of cash acquired. . . . . . . . . . . . . . . . . .        (821,866)      (528,831)
  Purchase of ADT common stock. . . . . . . . . . . . . . .            -          (110,585)
  Proceeds from issuance of stock by subsidiary (net) . . .          45,565           -
  Purchases of marketable securities. . . . . . . . . . . .        (249,637)       (23,682)
  Proceeds from sale of securities. . . . . . . . . . . . .          37,705      1,495,825
  Other investments (net) . . . . . . . . . . . . . . . . .         (87,287)        (8,532)
      Net cash flows from (used in) investing activities. .      (1,489,308)       581,215

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . .         469,660       (540,678)
  Proceeds of long-term debt. . . . . . . . . . . . . . . .         685,532        673,050
  Retirements of long-term debt . . . . . . . . . . . . . .        (152,469)      (276,545)
  Issuance of common stock (net). . . . . . . . . . . . . .          17,630         32,105
  Redemption of preference stock. . . . . . . . . . . . . .         (50,000)          -
  Cash dividends paid . . . . . . . . . . . . . . . . . . .        (143,712)      (139,470)
      Net cash flows (used in) from financing activities. .         826,641       (251,538)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . .        (538,019)       552,738

CASH AND CASH EQUIVALENTS:
  Beginning of the period . . . . . . . . . . . . . . . . .         553,707            969
  End of the period . . . . . . . . . . . . . . . . . . . .     $    15,688    $   553,707

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized). . . . . . . . . . . . . . . . . . . . . .     $   207,349    $   199,404
  Income taxes. . . . . . . . . . . . . . . . . . . . . . .         267,487        168,558

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  During the fourth quarter of 1997 the company contributed the net assets of its natural gas business totaling approximately $594 million to ONEOK in exchange for a 45% ownership interest in ONEOK.

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                     WESTERN RESOURCES, INC.
             CONSOLIDATED STATEMENTS OF CUMULATIVE PREFERRED AND PREFERENCE STOCK
                                      (Dollars in Thousands)
                                           (Unaudited)
                                                         September 30,     December 31,
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

                                    WESTERN RESOURCES, INC.
                         CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
                                    (Dollars in Thousands)
                                         (Unaudited)


                                  Three Months Ended       Nine Months Ended      Twelve Months Ended
                                     September 30,           September 30,           September 30,
                                    1998        1997        1998        1997        1998        1997
Cumulative Preferred and
Preference Stock:
  Beginning balance. . . . . . . $   24,858  $   74,858  $   74,858  $   74,858  $   74,858  $   74,858
  Redemption of preference stock       -           -        (50,000)       -        (50,000)       -
  Ending balance . . . . . . . .     24,858      74,858      24,858      74,858      24,858      74,858

Common Stock:
  Beginning balance. . . . . . .    327,865     325,408     327,048     323,126     326,382     321,184
  Issuance of common stock . . .        801         974       1,618       3,256       2,284       5,198
  Ending balance . . . . . . . .    328,666     326,382     328,666     326,382     328,666     326,382

Paid-in-Capital:
  Beginning balance. . . . . . .    766,453     751,147     760,553     739,433     756,624     729,716
  Expenses on common stock . . .       -           -           -           -             (5)       -
  Issuance on common stock . . .      5,517       5,477      11,417      17,191      15,351      26,908
  Ending balance . . . . . . . .    771,970     756,624     771,970     756,624     771,970     756,624

Retained Earnings:
  Beginning balance. . . . . . .    906,676     556,826     914,487     562,121   1,029,704     564,160
  Net income . . . . . . . . . .     72,765     508,372     138,052     573,740      58,406     606,206
  Dividends on preferred and
    preference stock . . . . . .       (282)     (1,230)     (3,309)     (3,689)     (4,539)     (4,919)
  Dividends on common stock. . .    (35,162)    (34,264)   (105,233)   (102,468)   (139,574)   (135,743)
  Ending balance . . . . . . . .    943,997   1,029,704     943,997   1,029,704     943,997   1,029,704

Accumulated Other Comprehensive
Income (net):
  Beginning balance. . . . . . .     24,776        -         12,119        -         19,876        -
  Unrealized gain (loss) on
    equity securities. . . . . .    (38,541)     38,129     (17,523)     38,129     (30,403)     38,129
  Income tax benefit (expense) .     15,337     (18,253)      6,976     (18,253)     12,099     (18,253)
  Ending balance . . . . . . . .      1,572      19,876       1,572      19,876       1,572      19,876

Total Shareowners' Equity        $2,071,063  $2,207,444  $2,071,063  $2,207,444  $2,071,063  $2,207,444





The Notes to Consolidated Financial Statements are an integral part of these statements.

                     WESTERN RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business: Western Resources, Inc. (the company) is a publicly traded holding company. The company's primary business activities are providing electric generation, transmission and distribution services to approximately 615,000 customers in Kansas and providing security alarm monitoring services to approximately 1.5 million customers located throughout the United States. In addition, through the company's 45% ownership interest in ONEOK, Inc. (ONEOK), natural gas transmission and distribution services are provided to approximately 1.4 million customers in Oklahoma and Kansas. Rate regulated electric service is provided by KPL, a division of the company and KGE, a wholly-owned subsidiary. Security services are provided by Protection One, Inc. (Protection One), a publicly-traded, approximately 85%-owned subsidiary.

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

     On March 18, 1998, the company and KCPL agreed to a restructuring of their February 7, 1997, merger agreement which will result in the formation of Westar Energy, a new regulated electric utility company. Under the terms of the merger agreement, the electric utility operations of the company will be transferred to KGE, and KCPL and KGE will be merged into NKC, Inc., a subsidiary of the company. NKC, Inc. will be renamed Westar Energy. In addition, under the terms of the merger agreement, KCPL shareowners will receive company common stock which is subject to a collar mechanism of not less than .449 nor greater than
 .722, provided the amount of company common stock received may not exceed $30.00, and one share of Westar Energy common stock per KCPL share. The Western Resources Index Price is the 20 day average of the high and low closing sale prices for company common stock on the NYSE ending ten days prior to closing.
If the Western Resources Index Price is less than or equal to $29.78 on the fifth day prior to the effective date of the combination, either party may terminate the agreement. Upon consummation of the combination, the company will own approximately 80.1% of the outstanding equity of Westar Energy and KCPL shareowners will own approximately 19.9%. As part of the combination, Westar Energy will assume all of the electric utility related assets and liabilities of the company, KCPL and KGE.

     Westar Energy will assume $2.7 billion in debt, consisting of $1.9 billion of indebtedness for borrowed money of the company and KGE, and $800 million from KCPL. Long-term debt of the company, excluding Protection One, was $2.5 billion at September 30, 1998. Under the terms of the merger agreement, it is intended that the company will be released from its obligations with respect to the company's debt to be assumed by Westar Energy.

     Pursuant to the merger agreement, the company has agreed, among other things, to call for redemption all outstanding shares of its 4 1/2% Series Preferred Stock, par value $100 per share, 4 1/4% Series Preferred Stock, par value $100 per share, and 5% Series Preferred Stock, par value $100 per share.

     Consummation of the merger is subject to customary conditions. On July 30, 1998 the company's shareowners and the shareowners of KCPL voted to approve the amended merger agreement at special meetings of shareowners. The company estimates the transaction to close in 1999, subject to receipt of all necessary approvals from regulatory and government agencies.

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

     At September 30, 1998, the company had deferred approximately $12 million related to the KCPL transaction. These costs will be included in the determination of total consideration upon consummation of the transaction.

     For additional information on the Merger Agreement with Kansas City Power & Light Company, see the company's Registration Statement on Form S-4 filed on June 9, 1998.


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


5.  LEGAL PROCEEDINGS

     On January 8, 1997, Innovative Business Systems, Ltd. (IBS) filed suit against the company and Westinghouse Electric Corporation (WEC), Westinghouse Security Systems, Inc. (WSS) and WestSec, Inc. (WestSec), a wholly-owned subsidiary of the company established to acquire the assets of WSS, in Dallas County, Texas district court (Cause No 97-00184) alleging, among other things, breach of contract by WEC and interference with contract against the company in connection with the sale by WEC of the assets of WSS to the company. IBS claims that WEC improperly transferred software owned by IBS to the company and that the company is not entitled to its use. WEC has agreed to defend and indemnify the company. WEC and the company have denied IBS' allegations and are vigorously defending against them. Management does not believe that the ultimate disposition of this matter will have a material adverse effect upon the company's overall financial condition or results of operations.

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

6.  COMMITMENTS AND CONTINGENCIES

     International Power Project Commitments: The company, through its subsidiary The Wing Group, has acquired interests in power generation projects in Colombia, the People's Republic of China (China) and the Republic of Turkey (Turkey). The company has also expended efforts to develop other power generation projects in South America, China, and Southeast Asia. The company has recorded investments for the Colombia, China, and Turkey generation facilities and deferred costs associated with other power projects actively being developed. The company's book investment in international power development activities approximates $80 million at September 30, 1998.

     During 1998, changes in overall economic, political, regulatory and other conditions adversely impacted certain of these investments, particularly in Colombia and China. Additionally, the Colombia facility, in which the company maintains a 37.5% ownership interest, experienced delays in achieving scheduled commercial operation. Arbitration and litigation have commenced against the Colombian plant contractor. Business risks and conditions specific to certain of these investments may adversely impact the company's ability to fully recover invested amounts.

     Manufactured Gas Sites: The company has been associated with 15 former manufactured gas sites located in Kansas which may contain coal tar and other potentially harmful materials. The company and the Kansas Department of Health and Environment (KDHE) entered into a consent agreement governing all future work at the 15 sites. The terms of the consent agreement will allow the company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. At September 30, 1998, the costs incurred for preliminary site investigation and risk assessment have been minimal. In accordance with the terms of the strategic alliance with ONEOK, ownership of twelve of these sites and the responsibility for clean-up of these sites were transferred to ONEOK. The ONEOK agreement limits our future liability to an amount immaterial to the company's financial condition or results of operations. However, our share of ONEOK income could be adversely affected by these costs.

     Affordable Housing Tax Credit Program (AHTC): At September 30, 1998, the company had invested approximately $57.0 million to purchase AHTC investments in limited partnerships. The company is committed to investing approximately $32.6 million more in AHTC investments by April 1, 2001.

     Split Dollar Life Insurance Program: The company has established a split dollar life insurance program for the benefit of the company and certain of its executives. Under the program, the company has purchased a life insurance policy on the executive's life, and, upon the executive's death, the executive's beneficiary is entitled to a death benefit in an amount equal to the face amount of the policy reduced by the greater of (i) all premiums paid by the company and
(ii) the cash surrender value of the policy, which amount, at the death of the executive, will be returned to the company. The company retains an equity interest in the death benefit and cash value of the policy to secure this repayment obligation.

     Subject to the conditions described below, beginning on the earlier of (i) three years from the date of the policy or (ii) the first day of the calendar year next following the date of the executive's retirement, the executive is allowed to transfer to the company from time to time, in whole or in part, his interest in the death benefit under the policy at a discount equal to $1 for each $1.50 of the portion of the death benefit for which the executive officer may designate the beneficiary, subject to adjustment based on the total return to shareowners from the date of the policy unless the participant retires from the company within six months of the date of the participant's agreement. Any adjustment would result in an exchange of no more than one dollar for each dollar of death benefit nor less than one dollar for each two dollars of death benefit. The program has been designed such that upon the executive's death the company will recover its premium payments from the policy and any amounts paid by the company to the executive for the transfer of his interest in the death benefit. The cash surrender value of these policies has been recorded in other assets. The insurance premium and the estimated value of the executives' agreements have been expensed. The company has accrued approximately $53 million at September 30, 1998 for this program. Under current tax rules, payments to certain participants in exchange for their interest in the death benefits may not be fully deductible by the company for income tax purposes.

     For additional information on Commitments and Contingencies, see Note 7 of the company's 1997 Annual Report on Form 10-K/A.


7.  INCOME TAXES

     Total income tax expense included in the Consolidated Statements of Income reflects the Federal statutory rate of 35%. The Federal statutory rate produces effective income tax rates of 37.3%, 34.4% and 12.0% for the three, nine and twelve month periods ended September 30, 1998 compared to 44.7%, 43.6% and 42.8% for the three, nine and twelve month periods ended September 30, 1997. The effective income tax rates vary from the Federal statutory rate due to permanent differences, including dividend income, the amortization of investment tax credits, amortization of goodwill, benefits from corporate-owned life insurance, and accelerated amortization of certain deferred income taxes.

                     WESTERN RESOURCES, INC.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     In Management's Discussion and Analysis we explain the general financial condition and the operating results for Western Resources, Inc. and its subsidiaries. We explain:

      -  What factors affect our business
      - What our earnings and costs were for the three, nine and twelve month periods ending September 30, 1998 and 1997
      -  Why these earnings and costs differed from period to period
      -  How our earnings and costs affect our overall financial condition
      - Any other items that particularly affect our financial condition or earnings

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in the 1997 Annual Report on Form 10-K/A and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's 1997 Annual Report on Form 10-K/A.

     FORWARD-LOOKING STATEMENTS: Certain matters discussed here and elsewhere in this Form 10-Q are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we "believe," "anticipate," "expect" or words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rate and other regulatory matters, possible corporate restructurings, mergers, acquisitions, dispositions, liquidity and capital resources, interest and dividend rates, Year 2000 issues, environmental matters, changing weather, nuclear operations, ability to enter new markets successfully and capitalize on growth opportunities in nonregulated businesses, events in foreign markets in which investments have been made, and accounting matters. What happens in each case could vary materially from what we expect because of such things as electric utility deregulation, including ongoing state and federal activities; future economic conditions; legislative developments; our regulatory and competitive markets; and other circumstances affecting anticipated operations, sales and costs.


FINANCIAL CONDITION

     GENERAL: Sales increased $141 million primarily due to increased electric sales because of warmer than normal weather and growth through acquisition from our monitored security business for the three months ended September 30, 1998. Partially offsetting this increase was no gas sales for the quarter due to the transfer of our natural gas assets to ONEOK in November 1997. Net income decreased $436 million and basic earnings per share decreased $6.67 per share, resulting in basic earnings per share of $1.10, for the three months ended September 30, 1998 due primarily to the gain on the sale of Tyco stock during the third quarter of 1997.

     Sales decreased $93 million for the nine months ended September 30, 1998 due to the transfer of our natural gas business to ONEOK in November 1997. Net income decreased $436 million and basic earnings per share decreased $6.72 per share, resulting in basic earnings per share of $2.05, for the nine months ended September 30, 1998 due primarily to the gain on the sale of Tyco stock during the third quarter of 1997.

     Sales decreased $146 million for the twelve months ended September 30, 1998 due primarily to the transfer of our natural gas business to ONEOK in November 1997. Net income decreased $548 million and basic earnings per share decreased $8.44, resulting in basic earnings per share of $0.82, for the twelve months ended September 30, 1998 due to the pre-tax gain on the sale of the Tyco common stock of $864 million. We recorded special non-recurring charges in the fourth quarter of 1997 which resulted in a loss per share of $1.23 and negatively impacted our net income for the twelve months ended September 30, 1998 compared to the same period of 1997. These charges included $48 million of deferred KCPL merger costs, approximately $40 million recorded by Protection One to eliminate duplicate facilities and to write-off inventory and other assets which had no continuing value, and the accrual of certain benefits, including the initial amount estimated for the split dollar life insurance program.

     Our net income has been negatively impacted by the effect of reductions in our electric rates. Since 1996, we reduced our electric rates in accordance with orders from the Kansas Corporation Commission, which will also include an additional $10 million rate reduction in June 1999. The total annual cumulative effect of these rate reductions is approximately $75 million. We also had a one-time rate rebate totaling $5 million in January 1998 and will have an additional rate rebate of $5 million in January 1999. All rate reductions have a continuing effect while rate rebates are one-time events and do not influence future rates.

     Our net income this year has been favorably impacted by certain events.
We are unable to predict the likelihood, however, of these events recurring in the future. We experienced warmer than normal weather during the summer months which contributed to higher electric and power marketing sales. During the year, we recorded income of $13.7 million due to death benefits received from our corporate owned life insurance policies. We recorded non-recurring, pre-tax gains in 1998 of approximately $21.3 million due primarily to Protection One's repurchase of certain contracts and the exchange of certain investment securities. In addition, a portion of Protection One's discount notes were redeemed in 1998, resulting in an extraordinary gain, net of tax, of approximately $1.6 million.

     A quarterly dividend of $0.535 per share was declared in the third quarter of 1998, for an indicated annual rate of $2.14 per share. The book value per share was $31.15 at September 30, 1998, up from $30.79 at December 31, 1997. There were 65,706,665 and 65,243,406 average shares outstanding for the third quarter of 1998 and 1997.

OPERATING RESULTS

     The following explains significant changes from prior year results in sales, cost of sales, operating expenses, other income (expense), interest expense, income taxes and preferred and preference dividends.

     Energy sales and cost of sales have increased for the three months ended September 30, 1998 due to warmer summer weather compared to last year. These increases were partially offset by the transfer of our natural gas business assets to ONEOK, Inc. in November 1997.

     Energy sales, cost of sales and operating expenses have decreased significantly for the nine and twelve months ended September 30, 1998 due primarily to the transfer of our natural gas business assets to ONEOK Inc. in November 1997.

     Security sales, cost of sales and operating expenses have increased significantly for the three, nine and twelve months ended September 30, 1998 due primarily to our acquisition of Protection One in November 1997 and to Protection One's subsequent acquisitions during 1998.

     SALES: Energy sales primarily include electric sales, power marketing sales and, through November, 1997, natural gas sales. Certain state regulatory commissions and the FERC authorize rates for our electric sales, excluding power marketing sales. Our energy sales vary with levels of energy deliveries. Changing weather affects the amount of energy our customers use. Very hot summers and very cold winters prompt more demand, especially among our residential customers. Mild weather reduces demand.

     Many things will affect our future energy sales.  They include:

      -  The weather
      -  Our electric rates
      -  Competitive forces
      -  Customer conservation efforts
      -  Wholesale demand
      -  The overall economy of our service area

     We are involved in both the marketing of electricity and risk management services to wholesale electric customers in the purchase of electricity for our retail customers. Our margin from power marketing activities is significantly less than our margins on other energy sales. Our power marketing activity has resulted in energy purchases and sales made in areas outside of our historical marketing territory. We expanded our power marketing activity in 1997. Through September 30, 1998, this additional power marketing activity has had an insignificant effect on operating income.

     Power marketing sales are also impacted by the availability of generating units and purchased power from other companies. In 1998, due to warmer than normal weather throughout the Midwest and lack of power available for purchase on the wholesale market, the wholesale power market has seen extreme volatility in prices and availability. We believe future volatility, such as that recently experienced in the market, could impact our cost of power purchases and impact our ability to participate in power trades.

     Total electric sales increased 52.3% for the three months ended September 30, 1998 due to increased residential, wholesale and interchange, commercial, and industrial energy deliveries as a result of warmer summer temperatures. Such increase is attributable to increased electric utility sales of 12.3% and increased power marketing sales of 500.8%. This sales increase was partially offset by our reduced electric rates implemented June 1, 1998.

     Total electric sales increased 35.7% for the nine months ended September 30, 1998 due to increased residential, commercial, wholesale and interchange, and industrial energy deliveries as a result of warmer summer temperatures. Such increase is attributable to increased electric utility sales of 6.7% and increased power marketing sales of 850.0%. This increase was partially offset by our reduced electric rates implemented on June 1, 1998.

     Total electric sales increased 28.8% for the twelve months ended September 30, 1998. Such increase is attributable to increased electric utility sales of 3.3% and increased power marketing sales of 967.6%. This increase was partially offset by our reduced electric rates implemented on February 1, 1997 and on June 1, 1998.

     The following table reflects the increases (decreases) in electric energy deliveries, as measured by kilowatt hours, for retail customers for the three, nine and twelve months ended September 30, 1998 from the comparable periods of 1997.

                                  3 Months     9 Months     12 Months
                                    ended        ended        ended
            Residential. . . . .    16.1%        12.7%          9.4%
            Commercial . . . . .     8.2%         7.4%          6.5%
            Industrial . . . . .     1.3%         2.3%          3.4%
            Other. . . . . . . .    (8.3)%       (2.4)%        (4.2)%
              Total retail . . .     8.9%         7.4%          6.3%

     Security alarm monitoring business sales increased $70.4 million for the three months ended, $180.8 million for the nine months ended, and $231.7 million for the twelve months ended September 30, 1998. These increases are primarily due to our acquisition of Protection One on November 24, 1997 and Protection One's continued growth and acquisition activity during 1998.

     COST OF SALES: Items included in energy cost of sales are fuel expense, purchased power expense (electricity we purchase from others for resale), power marketing expense and natural gas purchased. Items included in security alarm monitoring cost of sales are the cost of direct monitoring and the cost of installing security monitoring equipment that is not capitalized.

     Energy business cost of sales were higher by 44% for the three months ended September 30, 1998. The increase was primarily due to increased generation and purchases of power to make increased power marketing sales. Partially offsetting this increase was the reduction of expenses due to the transfer of our natural gas business assets to ONEOK in November 1997.

     Energy business cost of sales were lower by 20% for the nine months ended and 16% for the twelve months ended September 30, 1998. These decreases were primarily due to the transfer of our natural gas business assets to ONEOK in

November 1997. Partially offsetting these decreases was increased power marketing expense of $270 million for the nine months ended and $308 million for the twelve months ended September 30, 1998.

     Security alarm monitoring cost of sales increased 197% for the three months ended, 209% for the nine months ended and 219% for the twelve months ended September 30, 1998. The increases are primarily a result of our acquisition of Protection One on November 24, 1997 and Protection One's continued growth and acquisition activity in 1998 and additional commercial installation activities from these acquisitions.


OPERATING EXPENSES

     OPERATING AND MAINTENANCE EXPENSE: Total operating and maintenance expense decreased 16% for the three months, 18% for the nine months, and 15% for the twelve months ended September 30, 1998 primarily due to the transfer of our natural gas business assets to ONEOK in November 1997. Partially offsetting these decreases, were increased operating and maintenance expense due primarily from our expansion into the security alarm monitoring business through acquisitions.

     We expect our operating and maintenance expense to increase when we bring an inactive generating plant back into active service in 1999 and when we put new generators in service in 2000 and 2001. See LIQUIDITY AND CAPITAL RESOURCES below for further discussion of these projects.

     DEPRECIATION AND AMORTIZATION EXPENSE: Depreciation and amortization expense increased 20% for the three months, 12% for the nine months, and 18% for the twelve months ended September 30, 1998. These increases are primarily attributable to the amortization of capitalized security alarm monitoring accounts and goodwill from our security alarm monitoring business. Partially offsetting these increases were reductions in amortization expense for certain regulatory assets which were fully amortized in December 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general and administrative expense decreased 26% for the three months and 11% for the nine months ended September 30, 1998 primarily due to decreased selling, general and administrative expense due to the transfer of our natural gas business assets to ONEOK in November 1997. Partially offsetting these decreases were increased selling, general and administrative expense from our expansion into the security alarm monitoring business through acquisitions.

     Higher security alarm monitoring business selling, general and administrative expense caused a 21% increase in total selling general and administrative expense for the twelve months ended September 30, 1998. This increase is due primarily to our expansion into the security alarm monitoring business. This increase also included an accrual for certain benefits including the initial amount estimated for the split dollar life insurance program. Partially offsetting this increase was the reduction of expenses due to the transfer of our natural gas business assets to ONEOK in November 1997.

     OTHER: We recorded special non-recurring charges in the fourth quarter of 1997 which affected total operating expenses for the twelve months ended

September 30, 1998. These charges included $48 million of deferred KCPL merger costs and approximately $40 million recorded by Protection One to eliminate duplicate facilities and to write-off inventory and other assets which had no continuing value. These one time charges resulted in basic earnings per share being reduced to $0.82 for the twelve months ended September 30, 1998.


OTHER INCOME (EXPENSE)

     Other income (expense) includes miscellaneous income and expenses not directly related to our operations. Other income for the three, nine and twelve months ended September 30, 1998 decreased primarily due to the gain of $864 million on the sale of Tyco common stock during the third quarter of 1997.

     During 1998, other income has been favorably impacted by certain events, the recurrence of which cannot be accurately predicted or reasonably anticipated. Included in other income are death benefits received from our corporate owned life insurance policies which resulted in the recognition of $13.7 million of income during the nine months ended September 30, 1998. Other income also includes non-recurring, pretax gains associated with Protection One of approximately $7.9 million for the three months ended and $21.3 million for the nine months ended September 30, 1998. These non-recurring gains from Protection One were primarily due to the repurchase of certain contracts and the exchange of investment securities.

     Also included in other income was investment earnings from the receipt of stock dividends of approximately $7.3 million for the three months ended and approximately $31 million for the nine months ended September 30, 1998 from our 45% ownership in ONEOK.


INTEREST EXPENSE

     Interest expense includes the interest we incurred on outstanding debt. Interest expense increased 21% for the three months, 9% for the nine months and 8% for the twelve months ended September 30, 1998. Interest recorded on long-term debt increased $61.9 million or 60% for the twelve months ended September 30, 1998 due to the issuance of $520 million in senior unsecured notes in November 1997 and $400 million in senior unsecured notes in August 1998. A decline in short-term debt interest expense in the second half of 1997 partially offset the increase in long-term debt interest expense. We used the proceeds from the sale of Tyco common stock and the $520 million in senior unsecured notes to reduce our short-term debt balance.


INCOME TAXES

     Income tax expense for the three, nine and twelve months ended September 30, 1998 decreased substantially due to the gain from the sale of Tyco common stock during the third quarter of 1997.

     For the twelve month period ended September 30, 1998, the effective tax rate was 12.0%. This rate differs from the Federal Statutory rate due to permanent differences including dividend income, amortization of investment tax credits, amortization of goodwill, benefits from corporate-owned life insurance, and accelerated amortization of certain deferred income taxes. The net impact of these permanent differences was significant due to special charges recorded in the fourth quarter of 1997 that reduced net income for the twelve months ended September 30, 1998.


EXTRAORDINARY GAIN

     In June 1998, Protection One redeemed a portion of its discount notes which resulted in an extraordinary gain, net of tax, of approximately $1.6 million.


PREFERRED AND PREFERENCE DIVIDENDS

     Preferred and preference dividends decreased 8% for the twelve months ended September 30, 1998 due to the dividend paid associated with the redemption of our 8.50% preference stock due 2016 on July 1, 1996.


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, we had approximately $16 million in cash and cash equivalents. We consider highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our cash and cash equivalents decreased $61 million from December 31, 1997, due to a decrease in cash held by Protection One. Protection One used its cash for security alarm monitoring business acquisitions. Other than operations, our primary source of short-term cash is from short-term bank loans, unsecured lines of credit and the sale of commercial paper. At September 30, 1998, we had approximately $575 million of short-term debt outstanding, of which $375 million was commercial paper. An additional $444 million of short-term debt was available from committed credit arrangements.

     In July 1998, we issued $30 million of 6.8% Senior Notes due July 15,
2018.  The notes are unsecured and unsubordinated obligations of the company.
In July 1998, we filed a shelf registration for $800 million in senior, unsecured obligations of the company. In August 1998, we issued $400 million of 6.25% Putable/Callable Notes due on August 15, 2018, putable/callable on August 15, 2003 under this shelf agreement. Proceeds from these issuances were used to reduce short-term debt incurred in connection with investments in unregulated operations, the redemption of preferred securities and other general corporate purposes.

     In August 1998, Protection One, in a private placement offering, issued $250 million of 7 3/8% senior notes due August 15, 2005. $233 million of the proceeds from the offering were used to repay borrowings on an existing credit facility with Westar Capital, a wholly-owned subsidiary of the company.

     We announced plans to install three new combustion turbine generators for use as peaking units. The installed capacity of the three new generators will approximate 300 MW. The first two units are scheduled to be placed in operation in 2000 and the third is scheduled to be placed in operation in 2001. We estimate that the project will require $120 million in capital resources through the completion of the project in 2001. In addition, we are planning to return our inactive generation plant in Neosho, Kansas to active service in 1999 at an estimated cost of $0.7 million.


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

     On March 18, 1998, the company and KCPL agreed to a restructuring of their February 7, 1997, merger agreement which will result in the formation of Westar Energy, a new regulated electric utility company. Under the terms of the merger agreement, the electric utility operations of the company will be transferred to KGE, and KCPL and KGE will be merged into NKC, Inc., a subsidiary of the company. NKC, Inc. will be renamed Westar Energy. In addition, under the terms of the merger agreement, KCPL shareowners will receive company common stock which is subject to a collar mechanism of not less than .449 nor greater than
 .722, provided the amount of company common stock received may not exceed $30.00, and one share of Westar Energy common stock per KCPL share. The Western Resources Index Price is the 20 day average of the high and low closing sale prices for company common stock on the NYSE ending ten days prior to closing.
If the Western Resources Index Price is less than or equal to $29.78 on the fifth day prior to the effective date of the combination, either party may terminate the agreement. Upon consummation of the combination, the company will own approximately 80.1% of the outstanding equity of Westar Energy and KCPL shareowners will own approximately 19.9%. As part of the combination, Westar Energy will assume all of the electric utility related assets and liabilities of the company, KCPL and KGE.

     Westar Energy will assume $2.7 billion in debt, consisting of $1.9 billion of indebtedness for borrowed money of Western Resources and KGE, and $800 million from KCPL. Long-term debt of the company, excluding Protection One, was $2.5 billion at September 30, 1998. Under the terms of the merger agreement, it is intended that we will be released from our obligations with respect to our debt to be assumed by Westar Energy.

     Pursuant to the merger agreement, we have agreed, among other things, to call for redemption all outstanding shares of our 4 1/2% Series Preferred Stock, par value $100 per share, 4 1/4% Series Preferred Stock, par value $100 per share, and 5% Series Preferred Stock, par value $100 per share.

     Consummation of the merger is subject to customary conditions. On July 30, 1998 the company's shareowners and the shareowners of KCPL voted to approve the amended merger agreement at special meetings of shareowners. The company estimates the transaction to close in 1999, subject to receipt of all necessary approvals from regulatory and government agencies.

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

     SECURITY ALARM MONITORING BUSINESS PURCHASES: Protection One has completed various acquisitions comprising over 680,000 subscribers for the nine months ended September 30, 1998.

     During the third quarter, Protection One acquired substantially all of the outstanding shares of Compagnie Europeene de Telesecurite (CET) for approximately $140 million. CET is a French security alarm monitoring company with approximately 60,000 subscribers located primarily in France, Belgium, Germany, Switzerland, and the Netherlands.

     On October 19, 1998, Protection One entered into an agreement to acquire Lifeline Systems, Inc. (Lifeline) for approximately $174 million in cash and common stock. Lifeline provides personal emergency response services in North America.


INVESTMENTS IN INTERNATIONAL PROJECTS

     The company, through its subsidiary The Wing Group, has acquired interests in power generation projects in Colombia, the People's Republic of China (China) and the Republic of Turkey (Turkey). The company has also expended efforts to develop other power generation projects in South America, China, and Southeast Asia. The company has recorded investments for the Colombia, China, and Turkey generation facilities and deferred costs associated with other power projects actively being developed. The company's book investment in international power development activities approximates $80 million at September 30, 1998.

     During 1998, changes in overall economic, political, regulatory and other conditions adversely impacted certain of these investments, particularly in Colombia and China. Additionally, the Colombia facility, in which the company maintains a 37.5% ownership interest, experienced delays in achieving scheduled commercial operation. Arbitration and litigation have commenced against the Colombian plant contractor. Business risks and conditions specific to certain of these investments may adversely impact the company's ability to fully recover invested amounts.


YEAR 2000 ISSUE

     GENERAL: We are currently addressing the effect of the Year 2000 Issue on information systems and operations. We face the Year 2000 Issue because many computer systems and applications abbreviate dates by eliminating the first two digits of the year, assuming that these two digits are always "19". On January 1, 2000, some computer programs may incorrectly recognize the date as January 1,

1900. Some computer systems and applications may incorrectly process critical information or may stop processing altogether because of the date abbreviation. Calculations using dates beyond December 31, 1999 may affect computer applications before January 1, 2000.

     ELECTRIC UTILITY OPERATIONS: We have recognized the potential adverse effects the Year 2000 Issue could have on our utility operations. In 1996, we established a formal Year 2000 readiness program to investigate and correct these problems in the main computer systems of our company. In 1997, we expanded the program to include all business units and departments of our utility operations, using a common methodology. The Year 2000 issues concerning the Wolf Creek nuclear operating plant are discussed under WCNOC below.

     The goal of our Year 2000 readiness program is to identify and assess all critical computer programs, computer hardware and embedded systems potentially affected by the Year 2000 date change, to repair or replace those systems found to be incompatible with Year 2000 dates, and to develop predetermined actions to be used as contingencies in the event any critical business function fails unexpectedly or is interrupted. The program is directed by a written policy which provides the guidance and methodology to the departments and business units to follow. Due to varying degrees of exposure of departments and business units to the Year 2000 Issue, some departments and business units are further along in their readiness efforts than others. All departments have completed the awareness, inventory, and assessment phases, and have developed their initial contingency plans. Several smaller departments and business units have completed the assessment, remediation, and testing phases. The majority of our current efforts are in the remediation and testing phases. Overall, based on manhours as a measure of work effort, we believe we are approximately 70% completed with our readiness efforts.

     The estimated progress of our departments and business units, exclusive of Protection One and WCNOC, at September 30, 1998, based on manhours, is as follows:

                                                      Percentage
            Department/Business Unit                  Completion

          Electric Generation Services. . . . . . .       65%
          Energy Distribution Services. . . . . . .       65%
          Electric Transmission . . . . . . . . . .       75%
          Information Technology. . . . . . . . . .       65%
          Administrative. . . . . . . . . . . . . .       75%

     Our Year 2000 readiness program addresses all Information Technology (IT) and non-IT issues which may be impacted by the Year 2000 Issue. We have included commercial computer software, including mainframe, client/server, and desktop software; internally developed computer software, including mainframe, client/server, and desktop software; computer hardware, including mainframe, client/server, desktop, network, communications, and peripherals; devices using embedded computer chips, including plant equipment, controls, sensors, facilities equipment, heating, ventilating, and air conditioning (HVAC) equipment; and relationships with third-party vendors, suppliers, and customers. Our program requires testing as a method for verifying the Year 2000 readiness of an item. For those items which are impossible to test, other methods are being used to identify the readiness status, provided adequate contingency plans are established to provide a workaround or backup for the item. We plan to have our Year 2000 readiness efforts for utility operations substantially completed by the end of 1998.

     We estimate that total costs to update all of our electric utility operating systems for Year 2000 readiness, excluding costs associated with WCNOC discussed below, to be approximately $7 million, of which $4 million represents IT costs and $3 million represents non-IT costs. As of September 30, 1998 we have expensed approximately $3.5 million of these costs, of which $3 million represent IT costs and $0.5 million represent non-IT costs. Based on what we know, we expect to incur the remaining $3.5 million, of which $1 million represents IT costs and $2.5 million represents non-IT costs, by the end of 1999. These costs include labor costs for both company employees and contract personnel used in our Year 2000 program, and non-labor costs for software tools used in our remediation and testing efforts, replacement software, replacement hardware, replacement embedded devices, and miscellaneous costs associated with their testing and replacement.

     We have identified the following major areas of risk relating to our Year 2000 Issue exposure: 1) vendors and suppliers, 2) internal plant controls and systems, 3) telecommunications, including phone systems and cellular phones, 4) large customers, and 5) rail transportation. We consider vendors and suppliers a risk because of the lack of control we have over their operations. We are in the process of contacting by letter each vendor or supplier critical to our operations for information pertaining to their Year 2000 readiness. We consider our plant controls and systems a risk due to the complexity, variety, and extent of the embedded systems. We consider telecommunications a risk because it performs a critical function in a large number of our business processes and plant control functions. We consider large customers a risk because of the influence their electrical usage patterns have on our electrical generation and distribution systems. We consider rail transportation a risk because of our dependence for delivery of coal used at our coal-fired generating plants.

     The most reasonably likely worst case scenario we anticipate is the loss or partial interruption of local and long-distance telephone service, the interruption or significant delay to rail service effecting the coal deliveries to our generating plants, the unscheduled shut-down of the Wolf Creek nuclear operating plant, the potential loss of load from one or more large customers, and the loss of minimal generating capacity in the region for brief periods of time. Approximately 62% of our generating capacity utilizes coal as fuel.

     We are addressing these risks in our contingency plans, and have or will be implementing a number of action plans in advance to mitigate these and other potential risks. Our contingency plans include pre-established actions to deal with potential operational impacts. For example, we have installed a company-wide trunked radio system which can be used in place of the commercial telecommunications systems, in the event those systems are interrupted. We plan to place in service, at reduced output, generating units which would normally not be in service to help accommodate load shifts that would be caused by a large customer suddenly dropping or significantly reducing their electricity usage, or in the event of unexpected loss of some of our generation capacity or generation capacity of others in the region. In addition, we generally maintain more than a 30-day supply of coal at each of our coal-fired generating plants, reducing the effect of any temporary interruption of rail transportation and an unscheduled temporary shut-down of the Wolf Creek nuclear operating plant discussed below.

     While all business units and departments have developed contingency plans to cover essential business functions and anticipated possible Year 2000-related failure or interruption, these plans are continually reviewed and updated based on information learned as our Year 2000 readiness efforts proceed.

     WOLF CREEK NUCLEAR OPERATING CORPORATION (WCNOC): WCNOC has been evaluating and adjusting all known date-sensitive systems and equipment for Year 2000 compliance. WCNOC is developing a plan to effect the readiness of the plant for the coming of the Year 2000. This plan is designed to closely parallel the guidance provided by the Nuclear Energy Institute and the Nuclear Regulatory Commission (NRC). WCNOC is partnering with several industry groups to share information regarding evaluating items that are Year 2000 sensitive. As applications and devices are confirmed to be Year 2000 non-compliant, business decisions are being made to repair or retire the item.

     On May 11,1998 the NRC issued Generic Letter 98-01 entitled "Year 2000 Readiness of Computer Systems at Nuclear Power Plants." This letter expressed the NRC's expectations with regard to Year 2000 readiness. The letter also requires the licensee to file its Year 2000 plan and status report no later than July 1, 1999.

     In order to access the licensees progress in preparing for Year 2000, the NRC has scheduled audits at various nuclear power plant facilities during 1998 and early 1999. One of these audits will be conducted at WCNOC during the month of November, 1998. The objectives of this audit are as follows:

   - To assess the effectiveness of licensee programs for achieving Year 2000 readiness and in addressing compliance with the terms and conditions of their license and NRC regulations and continued safe operation.

   - To evaluate program implementation activities to assure that licensees are on schedule to achieve Year 2000 readiness in accordance with General Letter 98-01 guidelines.

   - To assess the licensee contingency planning for addressing risks associated with events resulting from Year 2000 problems.

     Any open items resulting from the audit will be discussed with the licensee along with the avenue to achieve resolution.

     Since Wolf Creek was designed during the 1970 and 1980s, most of the originally installed electronic plant equipment did not contain microprocessors. During this time frame, the NRC would not allow components required for safe shutdown of the plant to contain microprocessors. For these reasons, there is minimal Year 2000 risk associated with being able to safely shutdown the plant and maintain it in a safe shutdown condition. During the years since original construction, microprocessor based electronic components have been added in non-safe shutdown applications. Some of these (only two identified thus far and no others are anticipated) could shutdown the plant. Special attention will be paid to these devices to ensure that there is minimal Year 2000 risk associated with them.

     In the original design and through plant modifications, microprocessor based components were installed in plant monitoring applications such as the radiation monitoring equipment and the plant information computer. Similarly, in the area of non-plant operation computers and applications, WCNOC has several items which will require remediation. There is a possibility that these devices could cause a Year 2000 problem. Failure to adequately remediate any Year 2000 problems could require the plant's operations be limited or shutdown.

     WCNOC is developing contingency plans to address risk associated with Year 2000 Issues. These plans generally follow the guidance contained in NUCLEAR ENERGY INSTITUTE/NUCLEAR UTILITY SOFTWARE MANAGEMENT GROUP 98-07, NUCLEAR UTILITY READINESS CONTINGENCY PLANNING. The steps to be taken involve the determination of which items present a critical risk to the facility, review of the identified risks, determining mitigation strategies, and ensuring that each responsible organization develops appropriate contingency plans.

     WCNOC estimates that the most reasonably likely worse case scenario would be a temporary plant shutdown due to external electrical grid disturbances. While these disturbances may result in a temporary shutdown, the safety of the plant will not be compromised and the unit should restart shortly after the grid disturbance has been corrected.

     The table below sets forth estimates of the status of the components of WCNOC's Year 2000 readiness program at September 30, 1998.

                                                                  Estimated
                                                                  Completion      Percentage
                   Phase                                             Date         Completion
   Identification and assessment of plant components                Mar 99            75%
   Identification and assessment of computers/software (Note 1)     Jun 99            20%
   Identification and Assessment of Other Areas (Note 2)            Jun 99            10%
   Identified remediations complete (Note 3)                        Sep 99            10%
   Comprehensive testing guidelines                                                  100%
   Comprehensive testing                                            Jun 99             0%
   Contingency planning guidelines                                                   100%
   Contingency planning individual plans                            Mar 99             0%

   Note 1 - Several computers are on three year lease and will not be obtained until 1999.
   Note 2 - Includes items such as measuring/test and telecommunications equipment.
   Note 3 - Two major modifications are currently scheduled to be completed after June 1999, the remaining remediations are presently scheduled for completion prior to July 1999.

     WCNOC has established a goal of completing all assessments of affected systems by the end of the second quarter of 1999, with remediations being completed by the end of the third quarter. Remediations are being planned and initiated as the detailed assessment phase identifies the need, not at the end of the assessment period. The areas where the greatest potential for necessary remediations and/or more complex remediations could result were the first ones targeted for assessment so remediation planning could be started earlier. Many remediations will be completed before the end of the assessment period. In addition, WCNOC is communicating with others with which its systems interface or on which they rely with respect to those companies' Year 2000 compliance. Letters have been sent to all pertinent vendors to acquire this information.

     WCNOC has estimated the costs to complete the Year 2000 project at $4.6 million ($2.1 million, company's share). As of September 30, 1998, $0.6 million ($0.3 million, company's share) had been spent on the project. A summary of the projected costs and actual costs through September 30, 1998 is as follows:

                                       Projected      Actual
                                         Costs        Costs
                                       (Dollars in Thousands)

     Wolf Creek Labor and Expenses       $  494        $191
     Contractor Costs                       646         262
     Remediation Costs                    3,493         160
       Total                             $4,633        $613

      Approximately $3.5 million ($1.6 million, company's share) of WCNOC's total Year 2000 cost is associated with remediation. Of these remediation costs, $2.4 million ($1.1 million, company's share) are associated with 7 major jobs which are in the initial stages. All of these costs are being expensed as they are incurred and are being funded on a daily basis along with our normal costs of operations. In order to minimize the effects of delaying other information technology projects, WCNOC has and will continue to augment staffing during the identification and remediation phases of the project. This staffing, which will include both programmers and technical support personnel, will also be available during the testing and initial operating phases of the various systems.

     SECURITY OPERATIONS: Protection One has established a formal Year 2000 readiness program to investigate and correct Year 2000 problems in its primary information systems. All business components are participating in this formal program, using a standardized methodology.

     The goal of Protection One's Year 2000 readiness program is to identify and assess all computer programs, computer hardware and embedded systems critical to its business and operational needs that could be potentially affected by the Year 2000 date change, to repair or replace such systems found to be incompatible with Year 2000 dates, and develop and implement predetermined actions to be used as contingencies in the event any critical business function fails unexpectedly or is interrupted. The program is directed by a written policy which provides guidance and methodology for the business components to follow. Due to varying degrees of exposure of business components to the Year 2000 Issue, some are further along in the readiness process than others. All departments have completed the awareness, inventory and assessment phases (Identification and Assessment Phase). The majority of Protection One's current efforts are in the remediation and testing phase. Development of contingency plans are scheduled to commence in January 1999 and conclude in June 1999. Overall, based on manhhours as a measure of work effort, Protection One's management believes the readiness effort is approximately 20% complete.

     Protection One's Year 2000 readiness program addresses commercial computer software, including mainframe, client/server and desktop software, internally developed computer software, including mainframe, client/server and desk-top software; computer hardware, including mainframe, client/server and desktop, network, communications, and peripherals; devices using embedded computer chips, including controls, sensors, facilities equipment, heating, ventilating and air conditioning (HVAC) equipment; and relationships with third-party vendors, suppliers, and customers. Protection One's Year 2000 policy requires testing as a method for verifying the Year 2000 readiness of an item. For those items which are impossible to test, other methods will be used to identify the readiness status, provided adequate contingency plans are established to provide a workaround or backup for the item.

     The table below summarizes the estimated status of the business components of Protection One's Year 2000 readiness program at September 30, 1998.

                                                        Estimated
                                                        Completion         Percentage
                     Phase                                 Date            Completion

       Identification and assessment                     Oct 1998             100%
       Remediation and unit testing
         Business critical process                       Feb 1999              33%
         Less critical process                           Apr 1999               2%
       Comprehensive testing
         Guidelines and tools                            Dec 1998               5%
         Testing                                         Jun 1999               0%
       Contingency planning
         Guidelines and tools                            Dec 1998              80%
         Planning                                        Jun 1999               0%
       Contingency plan testing and resourcing
         Guidelines and tools                            Nov 1998               2%
         Testing and resourcing                          Aug 1999               0%
       Mobilization and alert                            Dec 1999               0%

     Protection One estimates the total costs to update all critical operating systems for Year 2000 readiness will be approximately $3 million. As of September 30, 1998, approximately $0.5 million of these costs had been incurred. These costs include labor for both company employees and contract personnel used in the Year 2000 program, and non-labor costs for software tools used in the remediation and testing efforts, replacement software, replacement hardware, replacement embedded devices and other such costs associated with testing and replacement. The costs of the Year 2000 readiness program are substantially all information technology-related. Non-IT systems are highly critical to Protection One's business, but are largely beyond the company's ability to control. This includes telephone, electricity, transportation, and governmental infrastructure.

     Following the Identification and Assessment Phase, Protection One believes that most of its business-critical systems are Year 2000 ready at this time with the remainder to be remediated prior to the end of the first quarter of 1999. Effective contingency plans will be developed and tested prior to January 1, 2000 in an effort to cover all Protection One business-critical systems and processes. However, contingency plans are being formulated should the non-IT problems arise.

     The most reasonably likely worst case scenario is to be found in the area of external services, specifically firms providing electrical power, heating, ventilating and air conditioning, and telecommunications (local and long distance). While Protection One believes the total collapse of service providers is unlikely, one or more of the following scenarios could occur: (1) temporary disruption or unpredictable provision of nationwide long-distance service; (2) temporary or unpredictable provision of local telephone service; and (3) temporary interruption or unpredictable provision of electrical power. A period of disruption to the operations and the implementation of contingency plans could increase operating expenses and have a material averse effect on Protection One's revenues.

     Protection One is developing contingency plans for each of the three most reasonably likely worst case scenarios. Such plans would include (1) backup arrangements with alternative long distance service providers, including wireless services; (2) backup arrangements with alternative local telephone service providers in areas of the country where they exist and also including wireless services; and (3) relocation or transfer of some essential business functions to other Protection One sites which are unaffected. Widespread or long-term instances of any of the three identified most reasonably likely scenarios will nonetheless, result in interruptions to Protection One's business processes. Contingency plans will ameliorate, but not eliminate, problems of such magnitude.

     OTHER: For information on the Year 2000 readiness status of ONEOK, Inc. and KCPL, see Form 10-Q for these respective companies.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

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



Item 5.  Other Information

     None



Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

               Exhibit 12   -   Computation of Ratio of Consolidated Earnings
                                     to Fixed Charges for 12 Months Ended
                                     September 30, 1998 (filed electronically)

               Exhibit 27   -   Financial Data Schedule (filed electronically)

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



                                               Western Resources, Inc.



Date       November 6, 1998          By       /s/ WILLIAM B. MOORE
                                         William B. Moore, Acting Executive
                                        Vice President, Chief Financial
                                               Officer and Treasurer


Date       November 6, 1998          By     /s/ JERRY D. COURINGTON
                                                Jerry D. Courington,
                                                    Controller