Form 10-Q
period 1999-03-31
WESTERN RESOURCES INC /KS
filed 1999-05-17
CIK 54507

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549


                            FORM 10-Q

(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1999

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


Registrant's Telephone Number, Including Area Code (785) 575-6300


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes X                       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at May 17, 1999
Common Stock, $5.00 par value                          66,398,457


                       WESTERN RESOURCES, INC.
                              INDEX


                                                                      Page No.

Part I.  Financial Information

   Item 1.  Financial Statements

        Consolidated Balance Sheets                                        3

        Consolidated Statements of Income                                4 - 5

        Consolidated Statements of Comprehensive Income                    6

        Consolidated Statements of Cash Flows                            7 - 8

        Consolidated Statements of Cumulative Preferred
          and Preference Stock                                             9

        Consolidated Statements of Shareholders' Equity                   10

        Notes to Consolidated Financial Statements                        11

   Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      16

   Item 3.  Quantitative and Qualitative Disclosures About                27
                 Market Risk

Part II.  Other Information

   Item 1.  Legal Proceedings                                             28

   Item 2.  Changes in Securities and Use of Proceeds                     28

   Item 3.  Defaults Upon Senior Securities                               28

   Item 4.  Submission of Matters to a Vote of Security Holders           28

   Item 5.  Other Information                                             28

   Item 6.  Exhibits and Reports on Form 8-K                              29

Signature                                                                 30

                                   WESTERN RESOURCES, INC.
                                   CONSOLIDATED BALANCE SHEETS
                                      (Dollars in Thousands)
                                           (Unaudited)
                                                                March 31,      December 31,
                                                                  1999             1998
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . .    $   26,272       $    16,394
  Accounts receivable (net) . . . . . . . . . . . . . . . .       188,750           222,715
  Inventories and supplies (net). . . . . . . . . . . . . .       104,146            95,590
  Marketable securities . . . . . . . . . . . . . . . . . .       274,218           288,077
  Prepaid expenses and other. . . . . . . . . . . . . . . .        49,613            57,225
    Total Current Assets. . . . . . . . . . . . . . . . . .       642,999           680,001

PROPERTY, PLANT AND EQUIPMENT (NET) . . . . . . . . . . . .     3,788,263         3,795,143

OTHER ASSETS:
  Investment in ONEOK . . . . . . . . . . . . . . . . . . .       619,690           615,094
  Customer accounts (net) . . . . . . . . . . . . . . . . .     1,073,772         1,014,428
  Goodwill (net). . . . . . . . . . . . . . . . . . . . . .     1,181,450         1,188,253
  Regulatory assets . . . . . . . . . . . . . . . . . . . .       362,245           364,213
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       319,351           294,296
    Total Other Assets. . . . . . . . . . . . . . . . . . .     3,556,508         3,476,284

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .    $7,987,770        $7,951,428

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt. . . . . . . . . . .    $  235,009        $  165,838
  Short-term debt . . . . . . . . . . . . . . . . . . . . .       368,125           312,472
  Accounts payable. . . . . . . . . . . . . . . . . . . . .        86,526           127,834
  Accrued liabilities . . . . . . . . . . . . . . . . . . .       262,661           252,367
  Accrued income taxes. . . . . . . . . . . . . . . . . . .        45,849            32,942
  Deferred security revenues. . . . . . . . . . . . . . . .        61,329            57,703
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .        85,201            85,690
    Total Current Liabilities . . . . . . . . . . . . . . .     1,144,700         1,034,846

LONG-TERM LIABILITIES:
  Long-term debt (net). . . . . . . . . . . . . . . . . . .     3,070,428         3,063,064
  Western Resources obligated mandatorily redeemable
    preferred securities of subsidiary trusts holding
    solely company subordinated debentures. . . . . . . . .       220,000           220,000
  Deferred income taxes and investment tax credits. . . . .       931,384           938,659
  Minority interests. . . . . . . . . . . . . . . . . . . .       204,697           205,822
  Deferred gain from sale-leaseback . . . . . . . . . . . .       206,994           209,951
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       269,417           316,245
    Total Long-term Liabilities . . . . . . . . . . . . . .     4,902,920         4,953,741

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Cumulative preferred and preference stock . . . . . . . .        24,858            24,858
  Common stock, par value $5 per share, authorized
   85,000,000 shares, outstanding 66,153,689 and
   65,909,442 shares, respectively. . . . . . . . . . . . .       330,768           329,548
  Paid-in capital . . . . . . . . . . . . . . . . . . . . .       779,809           775,337
  Retained earnings . . . . . . . . . . . . . . . . . . . .       808,678           823,590
  Accumulated other comprehensive income (net)  . . . . . .        (3,963)            9,508
    Total Shareholders' Equity. . . . . . . . . . . . . . .     1,940,150         1,962,841

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . . . . . .    $7,987,770        $7,951,428


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                      WESTERN RESOURCES, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                         (Dollars in Thousands, Except Per Share Amounts)
                                           (Unaudited)
                                                                     Three Months Ended
                                                                           March 31,
                                                                     1999           1998
SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . .       $  312,035      $ 305,548
  Security. . . . . . . . . . . . . . . . . . . . . . . . .          148,547         76,795
    Total Sales . . . . . . . . . . . . . . . . . . . . . .          460,582        382,343

COST OF SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . .          106,653        106,310
  Security. . . . . . . . . . . . . . . . . . . . . . . . .           41,274         23,993
    Total Cost of Sales . . . . . . . . . . . . . . . . . .          147,927        130,303

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . .          312,655        252,040

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . . . .           79,082         77,702
  Depreciation and amortization . . . . . . . . . . . . . .           83,770         60,925
  Selling, general and administrative expense . . . . . . .           71,868         48,618
    Total Operating Expenses. . . . . . . . . . . . . . . .          234,720        187,245

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . . . .           77,935         64,795

OTHER INCOME (EXPENSE):
  Investment earnings . . . . . . . . . . . . . . . . . . .           22,890         19,356
  Minority interest . . . . . . . . . . . . . . . . . . . .              700            (72)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .             (418)         4,232
      Total Other Income (Expense). . . . . . . . . . . . .           23,172         23,516

EARNINGS BEFORE INTEREST AND TAXES. . . . . . . . . . . . .          101,107         88,311

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . . . .           59,151         38,957
  Interest expense on short-term debt and other . . . . . .           11,649         11,443
      Total Interest Expense. . . . . . . . . . . . . . . .           70,800         50,400

EARNINGS BEFORE INCOME TAXES. . . . . . . . . . . . . . . .           30,307         37,911

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . .            9,560          8,098

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .           20,747         29,813

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . .              282          1,230

EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . .       $   20,465     $   28,583

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . .       66,089,199     65,409,603

BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING . . . .       $     0.31     $     0.44

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .       $     .535     $     .535


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                      WESTERN RESOURCES, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                         (Dollars in Thousands, Except Per Share Amounts)
                                           (Unaudited)
                                                                     Twelve Months Ended
                                                                           March 31,
                                                                     1999           1998
SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . .       $1,619,446     $1,711,054
  Security. . . . . . . . . . . . . . . . . . . . . . . . .          492,847        196,856
    Total Sales . . . . . . . . . . . . . . . . . . . . . .        2,112,293      1,907,910

COST OF SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . .          691,811        738,337
  Security. . . . . . . . . . . . . . . . . . . . . . . . .          149,072         43,739
    Total Cost of Sales . . . . . . . . . . . . . . . . . .          840,883        782,076

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . .        1,271,410      1,125,834

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . . . .          338,887        368,878
  Depreciation and amortization . . . . . . . . . . . . . .          303,518        256,972
  Selling, general and administrative expense . . . . . . .          286,560        311,755
  Write-off international development activities. . . . . .           98,916           -
  Write-off deferred merger costs . . . . . . . . . . . . .             -            48,008
  Monitored services special charge . . . . . . . . . . . .             -            24,292
    Total Operating Expenses. . . . . . . . . . . . . . . .        1,027,881      1,009,905

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . . . .          243,529        115,929

OTHER INCOME (EXPENSE):
  Gain on sale of Tyco securities . . . . . . . . . . . . .             -           864,253
  Investment earnings . . . . . . . . . . . . . . . . . . .           53,331         31,392
  Minority interest . . . . . . . . . . . . . . . . . . . .            1,154          3,786
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .            1,624         35,891
      Total Other Income (Expense). . . . . . . . . . . . .           56,109        935,322

EARNINGS BEFORE INTEREST AND TAXES. . . . . . . . . . . . .          299,638      1,051,251

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . . . .          191,049        135,134
  Interest expense on short-term debt and other . . . . . .           55,471         59,589
      Total Interest Expense. . . . . . . . . . . . . . . .          246,520        194,723

EARNINGS BEFORE INCOME TAXES. . . . . . . . . . . . . . . .           53,118        856,528

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . .           16,019        368,230

NET INCOME BEFORE EXTRAORDINARY GAIN. . . . . . . . . . . .           37,099        488,298

EXTRAORDINARY GAIN, NET OF TAX. . . . . . . . . . . . . . .            1,591           -

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .           38,690        488,298

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . .            2,643          4,919

EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . .       $   36,047     $  483,379

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . .       65,801,314     65,276,370

BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING:
EARNINGS AVAILABLE FOR COMMON STOCK BEFORE
  EXTRAORDINARY GAIN. . . . . . . . . . . . . . . . . . . .       $     0.53     $     7.41
EXTRAORDINARY GAIN. . . . . . . . . . . . . . . . . . . . .             0.02            -
EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . .       $     0.55     $     7.41

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .       $     2.14     $     2.11


The Notes to Consolidated Financial Statements are an integral part of these statements.

                    WESTERN RESOURCES, INC.
        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     (Dollars in Thousands)
                                           (Unaudited)
                                                                    Three Months Ended
                                                                          March 31,
                                                                     1999         1998
Net income. . . . . . . . . . . . . . . . . . . . . . . . .        $20,747      $29,813

Other comprehensive (loss) income, before tax:
  Unrealized (loss) gain on marketable securities (net) . .        (21,382)      14,465
  Unrealized (loss) on currency translation . . . . . . . .         (1,102)        -
Other comprehensive (loss) income, before tax . . . . . . .        (22,484)      14,465

Income tax benefit (expense). . . . . . . . . . . . . . . .          9,013       (5,754)

Other comprehensive (loss) income, net of tax . . . . . . .        (13,471)       8,711

Comprehensive income. . . . . . . . . . . . . . . . . . . .        $ 7,276      $38,524


The Notes to Consolidated Financial Statements are an integral part of these statements.





                    WESTERN RESOURCES, INC.
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     (Dollars in Thousands)
                          (Unaudited)

                                                                    Twelve Months Ended
                                                                          March 31,
                                                                    1999         1998

Net income. . . . . . . . . . . . . . . . . . . . . . . . .       $ 38,690     $488,298

Other comprehensive (loss) income, before tax:
  Unrealized holding (losses) gains on marketable
    securities arising during the period. . . . . . . . . .        (53,091)      39,713
  Less: Reclassification adjustment for losses
    included in net income. . . . . . . . . . . . . . . . .         14,029         -
  Unrealized (loss) gain on marketable securities (net) . .        (39,062)      39,713
  Unrealized (loss) on currency translation . . . . . . . .         (2,128)        -
Other comprehensive (loss) income, before tax . . . . . . .        (41,190)      39,713

Income tax benefit (expense). . . . . . . . . . . . . . . .         16,397      (18,883)

Other comprehensive (loss) income, net of tax . . . . . . .        (24,793)      20,830

Comprehensive income. . . . . . . . . . . . . . . . . . . .        $13,897     $509,128


The Notes to Consolidated Financial Statements are an integral part of these statements.

                    WESTERN RESOURCES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                           (Unaudited)
                                                                  Three Months Ended
                                                                         March 31,
                                                                    1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .     $    20,747    $    29,813
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . .          83,770         60,925
  Equity in earnings from investments . . . . . . . . . . .          (5,644)        (5,576)
  Accretion of discount note interest. . . . . . . . . . . .         (1,659)          -
  Changes in working capital items (net of effects
     from acquisitions):
    Accounts receivable (net) . . . . . . . . . . . . . . .          28,069        146,248
    Inventories and supplies (net). . . . . . . . . . . . .          (8,379)        (5,709)
    Prepaid expenses and other. . . . . . . . . . . . . . .           9,088          3,348
    Accounts payable. . . . . . . . . . . . . . . . . . . .         (41,308)       (56,099)
    Accrued liabilities . . . . . . . . . . . . . . . . . .         (22,691)        12,112
    Accrued income taxes. . . . . . . . . . . . . . . . . .          12,907         10,435
    Deferred revenue. . . . . . . . . . . . . . . . . . . .           3,691           (422)
    Other . . . . . . . . . . . . . . . . . . . . . . . . .          (2,195)        20,532
  Changes in other assets and liabilities . . . . . . . . .         (18,052)        (1,869)
      Net cash flows from operating activities. . . . . . .          58,344        213,738

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property, plant and equipment (net). . . . .         (41,571)       (33,908)
  Customer account acquisitions . . . . . . . . . . . . . .         (78,601)       (64,703)
  Monitored services acquisitions, net of cash acquired . .         (20,722)      (274,030)
  Purchases of marketable securities. . . . . . . . . . . .         (10,464)          -
  Proceeds from sales of marketable securities. . . . . . .           2,887           -
  Other investments (net) . . . . . . . . . . . . . . . . .          (7,264)       (59,041)
      Net cash flows (used in) investing activities . . . .        (155,735)      (431,682)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . .          55,653        225,750
  Proceeds of long-term debt. . . . . . . . . . . . . . . .          81,583            764
  Retirements of long-term debt . . . . . . . . . . . . . .            -           (35,732)
  Issuance of common stock (net). . . . . . . . . . . . . .           5,692           -
  Cash dividends paid . . . . . . . . . . . . . . . . . . .         (35,659)       (35,570)
      Net cash flows from financing activities. . . . . . .         107,269        155,212
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . .           9,878        (62,732)

CASH AND CASH EQUIVALENTS:
  Beginning of the period . . . . . . . . . . . . . . . . .          16,394         76,608
  End of the period . . . . . . . . . . . . . . . . . . . .     $    26,272    $    13,876

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized). . . . . . . . . . . . . . . . . . . . . .     $    78,882    $    56,591
  Income taxes. . . . . . . . . . . . . . . . . . . . . . .             256            161


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                    WESTERN RESOURCES, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Dollars in Thousands)
                                           (Unaudited)
                                                                 Twelve Months Ended
                                                                         March 31,
                                                                    1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .     $    38,690    $   488,298
  Extraordinary gain. . . . . . . . . . . . . . . . . . . .          (1,591)          -
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . .         303,518        256,972
  Loss (gain) on sale of securities . . . . . . . . . . . .          14,029       (864,253)
  Accretion of discount note interest . . . . . . . . . . .          (1,659)          -
  Equity in earnings from investments . . . . . . . . . . .          (6,132)       (17,804)
  Write-off of deferred merger costs. . . . . . . . . . . .            -            48,008
  Write-off of international development activities . . . .          98,916           -
  Monitored services special charge . . . . . . . . . . . .            -            24,292
  Changes in working capital items (net of effects
     from acquisitions):
    Accounts receivable (net) . . . . . . . . . . . . . . .             665        112,980
    Inventories and supplies. . . . . . . . . . . . . . . .         (10,670)       (24,824)
    Marketable securities . . . . . . . . . . . . . . . . .           6,293        (10,461)
    Prepaid expenses and other. . . . . . . . . . . . . . .         (21,248)         5,038
    Accounts payable. . . . . . . . . . . . . . . . . . . .         (18,822)       (39,043)
    Accrued liabilities . . . . . . . . . . . . . . . . . .         (77,214)        67,497
    Accrued income taxes. . . . . . . . . . . . . . . . . .           8,054          2,367
    Deferred revenue. . . . . . . . . . . . . . . . . . . .           4,113           (422)
    Other . . . . . . . . . . . . . . . . . . . . . . . . .         (22,727)        17,814
  Changes in other assets and liabilities . . . . . . . . .         (69,397)       (57,057)
      Net cash flows from operating activities. . . . . . .         244,818          9,402
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property, plant and equipment (net). . . . .        (190,548)      (202,160)
  Customer account acquisition. . . . . . . . . . . . . . .        (291,565)      (106,510)
  Purchases of marketable securities. . . . . . . . . . . .        (271,500)          -
  Proceeds from sales of securities . . . . . . . . . . . .          30,782      1,533,530
  Monitored services acquisitions, net of cash acquired . .        (295,888)      (712,747)
  Proceeds from issuance of stock by subsidiary (net) . . .          45,565           -
  Other investments (net) . . . . . . . . . . . . . . . . .         (39,674)       (85,560)
      Net cash flows (used in ) from investing activities .      (1,012,828)       426,553
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . .         (94,125)      (764,487)
  Proceeds of long-term debt. . . . . . . . . . . . . . . .       1,177,057        519,357
  Retirements of long-term debt . . . . . . . . . . . . . .        (131,336)       (54,102)
  Issuance of common stock (net). . . . . . . . . . . . . .          22,976         17,656
  Redemption of preference stock. . . . . . . . . . . . . .         (50,000)          -
  Cash dividends paid . . . . . . . . . . . . . . . . . . .        (144,166)      (142,792)
      Net cash flows from (used in) financing activities. .         780,406       (424,368)
NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . .          12,396         11,587
CASH AND CASH EQUIVALENTS:
  Beginning of the period . . . . . . . . . . . . . . . . .          13,876          2,289
  End of the period . . . . . . . . . . . . . . . . . . . .     $    26,272    $    13,876

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized). . . . . . . . . . . . . . . . . . . . . .     $   258,380    $   168,413
  Income taxes. . . . . . . . . . . . . . . . . . . . . . .          47,602         59,809
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the fourth quarter of 1997 the company contributed the net assets of its natural gas business totaling approximately $594 million to ONEOK in exchange for a 45% ownership interest in ONEOK.

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                     WESTERN RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CUMULATIVE PREFERRED STOCK
                                      (Dollars in Thousands)
                                           (Unaudited)

                                                          March 31,        December 31,
                                                            1999               1998
  Preferred stock not subject to mandatory redemption,
    Par value $100 per share, authorized
    600,000 shares, outstanding -
      4 1/2% Series, 138,576 shares. . . . . . . . . .   $   13,858        $   13,858
      4 1/4% Series, 60,000 shares . . . . . . . . . .        6,000             6,000
      5% Series, 50,000 shares . . . . . . . . . . . .        5,000             5,000
  Total Preferred Stock. . . . . . . . . . . . . . . .   $   24,858        $   24,858



The Notes to Consolidated Financial Statements are an integral part of these statements.

                    WESTERN RESOURCES, INC.
    CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
                     (Dollars in Thousands)
                          (Unaudited)


                                            Three Months Ended      Twelve Months Ended
                                                 March 31,               March 31,
                                              1999        1998        1999        1998
Cumulative Preferred and
Preference Stock:
  Beginning balance. . . . . . .           $   24,858   $  74,858   $  74,858   $  74,858
  Redemption of preference stock                 -           -        (50,000)       -
  Ending balance . . . . . . . .               24,858      74,858      24,858      74,858

Common Stock:
  Beginning balance. . . . . . .              329,548     327,048     327,048     324,361
  Issuance of common stock . . .                1,220        -          3,720       2,687
  Ending balance . . . . . . . .              330,768     327,048     330,768     327,048

Paid-in-Capital:
  Beginning balance. . . . . . .              775,337     760,553     760,553     745,584
  Expenses on common stock . . .                 -           -           -             (5)
  Issuance on common stock . . .                4,472        -         19,256      14,974
  Ending balance . . . . . . . .              779,809     760,553     779,809     760,553

Retained Earnings:
  Beginning balance. . . . . . .              823,590     919,911     913,500     567,882
  Net income . . . . . . . . . .               20,747      29,813      38,690     488,298
  Dividends on preferred and
    preference stock . . . . . .                 (282)     (1,230)     (2,643)     (4,919)
  Dividends on common stock. . .              (35,377)    (34,994)   (140,869)   (137,761)
  Ending balance . . . . . . . .              808,678     913,500     808,678     913,500

Accumulated Other Comprehensive
Income (net):
  Beginning balance. . . . . . .                9,508      12,119      20,830        -
  Unrealized gain (loss) on
    equity securities. . . . . .              (21,382)     14,465     (39,062)     39,713
  Unrealized gain (loss) on
    currency translation . . . .               (1,102)       -         (2,128)       -
  Income tax benefit (expense) .                9,013      (5,754)     16,397     (18,883)
  Ending balance . . . . . . . .               (3,963)     20,830      (3,963)     20,830

Total Shareholders' Equity                 $1,940,150  $2,096,789  $1,940,150  $2,096,789





The Notes to Consolidated Financial Statements are an integral part of these statements.

                      WESTERN RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business: Western Resources, Inc. (the company) is a publicly traded consumer services company. The company's primary business activities are providing electric generation, transmission and distribution services to approximately 620,000 customers in Kansas and providing monitored services to approximately 1.6 million customers in North America, the United Kingdom and Continental Europe. In addition, through the company's 45% ownership interest in ONEOK, Inc. (ONEOK), natural gas transmission and distribution services are provided to approximately 1.4 million customers in Oklahoma and Kansas. Rate regulated electric service is provided by KPL, a division of the company and Kansas Gas and Electric Company (KGE), a wholly-owned subsidiary. Monitored services are provided by Protection One, Inc. (Protection One), a publicly-traded, approximately 85%-owned subsidiary.

     Principles of Consolidation:   The company's unaudited consolidated
financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements and notes should be read in conjunction with the financial statements and the notes included in the company's 1998 Annual Report on Form 10-K.

     In the opinion of the company's management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year. Certain purchase price allocations for acquisitions made in 1998 by Protection One were made on a preliminary basis and are subject to change based on the final determination of net asset values and completion of appraisals.

     New Pronouncements: On January 1, 1999, the company adopted Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF Issue 98-10). EITF Issue 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in the fair value included in earnings. Adoption of EITF 98-10 resulted in an increase in operating income of approximately $800,000 for the first quarter of 1999.

     Reclassifications: Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.

2.  INTERNATIONAL POWER DEVELOPMENT ACTIVITIES

     The company terminated the employment of employees of the Wing Group (Wing) during the first quarter of 1999, in accordance with the company's previously announced plans to exit the international power development business. In addition to these terminations, all development activity was discontinued. Certain exit activities which occurred during the first quarter, as contemplated in the exit plan, included closing Wing offices and handling other matters related to terminating the activity of this subsidiary. Through March 31, 1999, approximately $1.7 million has been expended as costs to exit these activities of which $0.2 million was incurred for severance costs. All amounts expended during the quarter ended March 31, 1999, were charged to the exit cost accruals established as of December 31, 1998.

     Management is not aware of any factors which would change its conclusions regarding the write-down of equity investments recorded during the fourth quarter of 1998. The company is evaluating all of its options in regard to these equity investments including selling or otherwise terminating the company's participation in these investments.

     At March 31, 1999, approximately $21.2 million of accrued exit fees and shut down costs are included in accrued liabilities on the accompanying Consolidated Balance Sheet. Exit fees for the former principal officers of Wing represent the largest outstanding obligation related to the company's remaining exit plan. The company plans to complete all significant aspects of this closure by the end of 1999.


3. MERGER AGREEMENT WITH KANSAS CITY POWER & LIGHT COMPANY (KCPL)

     In May 1999, a Stipulation and Agreement was reached with the Kansas Corporation Commission (KCC) staff which resulted in a set of settlement recommendations in connection with the KCPL merger. These recommendations have not been accepted by all parties and must be approved by the KCC. The KCC will review the Stipulation and Agreement and issue an order based on the agreement and the results of the technical hearings, which are in progress. Significant terms of the recommended settlement are as follows:

      - An electric rate moratorium would be implemented for four years beginning on the day the merger closes
      - Westar Energy would make three rate rebates of $15 million each to its Kansas retail customers on July 1 of 2001, 2002 and 2003
      - Westar Energy would be allowed to include $300 million of the acquisition premium (amount is net of related deferred income taxes to be recorded) in its Kansas rate base
      - The company and KCPL would be allowed to earn a deferred return on certain new generating facilities that will be completed during the rate moratorium period. The deferred return would be calculated from the date of commercial operation of these generating assets until the earlier of the end of the rate moratorium or March 31, 2004. Estimated expenditures by the company that qualify for the deferred return approximate $270 million.

     For additional information on the Merger Agreement with Kansas City Power & Light Company, see Note 21 of the company's 1998 Annual Report on Form 10-K.

4.  LEGAL PROCEEDINGS

     The Securities and Exchange Commission (SEC) has commenced a private investigation relating, among other things, to the timeliness and adequacy of disclosure filings with the SEC by the company with respect to securities of ADT Ltd. The company is cooperating with the SEC staff relating to the investigation.

     In April 1999, three alleged class action litigations were filed in the United States District Court for the Central District of California against Protection One, Inc. and certain of its present and former officers. In one of the actions, Western Resources, Inc. was also named as a defendant. The three actions are: "David Lyons v. Protection One., Inc., Western Resources, Inc., James M. Mackenzie, Jr., John W. Hesse, and John E. Mack, III," No. 99-CV-3755 (C.D.Cal.) (filed April 7, 1999); "Randall Karkutt v. Protection One, Inc., James M. Mackenzie, Jr., and John W. Hesse," No. 99-CV-3798 (C.D.Cal.) (filed April 8, 1999); and "David Shaev v.Protection One, Inc., John E. Mack, III, James H. Mackenzie, Jr., and John Hesse," No. 99-CV-4147 (C.D.Cal.) (filed April 20, 1999). The actions are purportedly brought on behalf of purchasers of the common stock of Protection One, Inc. during periods beginning
February 10, 1998 ("Karkutt"), February 12, 1998 ("Shaev"), or April 23, 1998, ("Lyons") and ending April 1, 1999. All three complaints assert claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934 based on allegations that various statements made by the defendants concerning the financial results of Protection One, Inc. were false and misleading and not in compliance with generally accepted accounting principles. The complaints seek unspecified amounts of damages and an award of fees and expenses, including attorneys fees. The company and Protection One believe these actions are without merit and intend to defend against them vigorously.

     The company and its subsidiaries are involved in various other legal, environmental and regulatory proceedings. Management believes that adequate provision has been made and accordingly believes that the ultimate dispositions of these matters will not have a material adverse effect upon the company's overall financial position or results of operations.

5.  COMMITMENTS AND CONTINGENCIES

     Manufactured Gas Sites: The company has been associated with 15 former manufactured gas sites located in Kansas which may contain coal tar and other potentially harmful materials. The company and the Kansas Department of Health and Environment (KDHE) entered into a consent agreement governing all future work at the 15 sites. The terms of the consent agreement will allow the company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. At March 31, 1999, the costs incurred for preliminary site investigation and risk assessment have been minimal. In accordance with the terms of the strategic alliance with ONEOK, ownership of twelve of these sites and the responsibility for clean-up of these sites were transferred to ONEOK. The ONEOK agreement limits the company's future liability associated with these sites to an immaterial amount. The company's investment earnings from ONEOK could be impacted by these costs.

     Amortization of Customer Accounts: The SEC staff has questioned the appropriateness of the amortization method used by Protection One for its intangible asset, customer accounts. These costs are currently amortized on a straight-line basis over a 10-year period which Protection One believes is appropriate and consistent with industry practices and its attrition experience. Protection One routinely evaluates historical loss rates for customer accounts on an aggregate basis and, when necessary, adjusts amortization over the remaining estimated useful life. A change in Protection One's present amortization method which would materially accelerate the recognition of amortization expense would have a material adverse effect on the company's results of operations. Protection One anticipates resolution of this issue during the second quarter of 1999.

     Split Dollar Life Insurance Program: Obligations under the company's split dollar life insurance program can increase and decrease based on the company's total return to shareholders. During the first quarter of 1999, the related liability decreased about $4 million.

     For additional information on Commitments and Contingencies, see Note 10 of the company's 1998 Annual Report on Form 10-K.


6.  INCOME TAXES

     Total income tax expense included in the Consolidated Statements of Income reflects the Federal statutory rate of 35%. The Federal statutory rate produces effective income tax rates of 31.5% and 30.2% for the three and twelve month periods ended March 31, 1999 compared to 21.4% and 43.0% for the three and twelve month periods ended March 31, 1998. The effective income tax rates vary from the Federal statutory rate due to permanent differences, including dividend income, the amortization of investment tax credits, and accelerated amortization of certain deferred income taxes.


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

Three Months Ended March 31, 1999:
                                                                           Eliminating/
                      Fossil     Nuclear     Power    Monitored            Reconciling
                    Generation Generation  Delivery   Services     Other      Items      Total
                                              (Dollars in Thousands)
External sales. . . $   79,361 $     -    $  232,340 $ 148,547  $      331  $       3  $  460,582
Allocated sales . .    125,662     29,218     69,380      -           -      (224,260)       -
Earnings before
 interest and taxes     47,225     (4,225)    15,631    17,542      27,813      (2,879)   101,107
Interest expense. .                                                                        70,800
Earnings before
 income taxes . . .                                                                        30,307

Three Months Ended March 31, 1998:
                                                                           Eliminating/
                       Fossil    Nuclear     Power    Monitored            Reconciling
                    Generation Generation  Delivery   Services     Other      Items      Total
                                              (Dollars in Thousands)

External sales. . . $   74,167 $     -    $  231,076 $  76,795  $      313  $      (8) $  382,343
Allocated sales . .    119,891     29,239     16,623      -           -      (165,753)       -
Earnings before
 interest and taxes     40,255     (3,946)    23,176    11,333      13,483      4,010      88,311
Interest expense. .                                                                        50,400
Earnings before
 income taxes . . .                                                                        37,911

Twelve Months Ended March 31, 1999:
                                                                           Eliminating/
                      Fossil     Nuclear     Power    Monitored            Reconciling
                    Generation Generation  Delivery   Services   (1)Other     Items      Total
                                              (Dollars in Thousands)

External sales. . . $  531,168 $     -    $1,086,975 $ 492,847  $    1,360  $     (57) $2,112,293
Allocated sales . .    523,134    117,496    119,249      -           -      (759,879)       -
Earnings before
 interest and taxes    151,327    (21,199)   188,853    62,936     (87,658)     5,379     299,638
Interest expense. .                                                                       246,520
Earnings before
 income taxes . . .                                                                        53,118

Twelve Months Ended March 31, 1998:
                                                                           Eliminating/
                      Fossil     Nuclear     Power    Monitored            Reconciling
                    Generation Generation  Delivery (2)Services (3,4)Other (5)Items      Total
                                              (Dollars in Thousands)

External sales. . . $  246,225 $     -    $1,020,752 $ 196,856  $  442,116 $    1,961  $1,907,910
Allocated sales . .    517,366    102,449     66,492      -           -      (686,307)       -
Earnings before
 interest and taxes    148,239    (54,588)   170,089   (33,833)    875,884    (54,540)  1,051,251
Interest expense. .                                                                       194,723
Earnings before
 income taxes . . .                                                                       856,528

(1) Earnings before interest and taxes (EBIT) includes investment earnings of $22.4 million and write-off of international power development activities of $98.9 million.
(2) EBIT includes monitored services special charge of $24.3 million.
(3) EBIT includes investment earnings of $41.6 million and gain on sale of Tyco securities of
    $864.2 million.
(4) Includes natural gas operations.  The company contributed substantially all of its natural gas business in exchange for a 45% equity interest in ONEOK in November 1997.
(5) EBIT includes write-off of deferred merger costs of $48 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     In Management's Discussion and Analysis we explain the general financial condition and the operating results for Western Resources, Inc. and its subsidiaries. We explain:

      -  What factors impact our business
      - What our earnings and costs were for the three and twelve month periods ending March 31, 1999, and 1998
      -  Why these earnings and costs differed from period to period
      -  How our earnings and costs affect our overall financial condition
      - Any other items that particularly affect our financial condition or earnings

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in the 1998 Annual Report on Form 10-K and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in our 1998 Annual Report on Form 10-K.

Forward-Looking Statements

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

OPERATING RESULTS

Western Resources Consolidated

     Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998: Basic earnings per share for the first quarter in 1999 were $O.31 per common share compared to $O.44 per common share in the first quarter of 1998. The primary reasons for this decline are the electric rate decreases that were implemented on June 1, 1998, and certain non-recurring gains that were recorded in the first quarter of 1998. These non-recurring gains were related to proceeds received in 1998 from corporate owned life insurance policies and to a gain on the repurchase of certain customer contracts in our monitored services business segment.

     Twelve Months Ended March 31, 1999 Compared to Twelve Months Ended March 31, 1998: Operating results are difficult to compare because of Protection One's acquisition activity in 1998, a $99 million charge to income in the fourth quarter of 1998 to exit the international power development business and the pre- tax gain on the sale of Tyco International Ltd. (Tyco) common stock of $864 million recorded in the third quarter of 1997.

     In addition to the gain on the sale of Tyco common stock recorded in 1997, we recorded charges in the fourth quarter of 1997 which included $48 million of deferred KCPL merger costs and approximately $24 million recorded by Protection One to recognize higher than expected customer attrition and to record costs related to the acquisition of Protection One.

     In November 1997, we completed our strategic alliance with ONEOK and contributed substantially all of our natural gas business to ONEOK in exchange for a 45% ownership interest in ONEOK. Following the strategic alliance, the consolidated sales, related cost of sales and operating expenses for our former natural gas business have been replaced by investment earnings from ONEOK. Sales and cost of sales from our former natural gas business for the twelve months ended March 31, 1998, were $284 million and $172 million.

Electric Utility

     The sales and cost of sales of the electric utility business are included in energy sales and cost of sales in the Consolidated Statements of Income. For the twelve months ended March 31, 1998, energy sales includes natural gas sales through November 1997, and energy cost of sales includes natural gas purchased through November 1997.

     Net income from our electric utility business improved 8% to $20 million for the three months ended March 31, 1999, due to increased wholesale sales volumes.

     Net income for the twelve months ended March 31, 1999, were $72 million higher than the comparable period in 1998 because of higher sales. We experienced warmer weather during the summer months in 1998 than we did in 1997 which resulted in increased net income by $20 million. The effect of our electric rate decrease lowered twelve month net income by $5 million. Also, in December 1997, we recorded a charge totaling approximately $48 million to write-off the original merger costs associated with the KCPL merger.

The following table reflects the increases in electric sales volumes for the three and twelve months ended March 31, 1999, from the comparable periods of 1998.
                                   Three Months     Twelve Months
                                      Ended             Ended
            Residential. . . . .       1.4 %             9.4%
            Commercial . . . . .       1.8 %             6.4%
            Industrial . . . . .      (0.6)%             0.8%
            Other. . . . . . . .        -                0.5%
              Total retail . . .       0.8 %             5.4%

            Wholesale. . . . . .      17.8 %             4.4%
              Total. . . . . . .       4.3 %             5.2%

     Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998: Sales between periods remained relatively constant. Sales volume increased 4% due to wholesale sales volumes and power marketing sales. The increase in volume, however, was offset by the effect of the electric rate decrease implemented on June 1, 1998. This rate decrease had an effect of reducing sales for the first quarter of 1999 by $2.3 million. This rate decrease was implemented in accordance with a 1997 order from the Kansas Corporation Commission.

     Twelve Months Ended March 31, 1999 Compared to Twelve Months Ended March 31, 1998: Total electric sales increased 28%. Electric utility sales increased 7% due to increased retail sales volumes as a result of warmer summer temperatures and a power marketing sales increase of 229%. A $10 million electric rate decrease implemented on June 1, 1998, partially offset this increase.

          Total electric cost of sales increased 66% due mostly to higher power marketing cost of sales. Depreciation and amortization expense decreased $17 million, or 10%, primarily because we had fully amortized a regulatory asset during 1997.

Electric Utility Business Segments

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

     Fossil Generation

                                 Three Months Ended    Twelve Months Ended
                                      March 31,             March 31,
                                   1999       1998       1999       1998
                                          (Dollars in Thousands)
   External sales. . . . . . .  $ 79,361   $ 74,167    $531,168   $246,225
   Allocated sales . . . . . .   125,662    119,891     523,134    517,366
   EBIT. . . . . . . . . . . .    47,225     40,255     151,327    148,239

     Fossil generation's external sales reflect power produced for sale to external wholesale customers outside our historical marketing territory and internally to the power delivery segment.

     Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998: External sales increased $5 million due primarily to higher wholesale sales. Allocated sales increased $5 million because of increases in demand for power and energy related to increased retail customer sales. Higher sales partially offset by higher operating expenses increased EBIT by $7 million.

     Twelve Months Ended March 31, 1999 Compared to Twelve Months Ended March 31, 1998: External sales increased mostly because of increased power marketing sales of $384 million compared to $117 million. Through March 31, 1999, our power marketing activity has had an insignificant effect on EBIT.

     Nuclear Generation

                                 Three Months Ended    Twelve Months Ended
                                      March 31,             March 31,
                                   1999       1998       1999       1998
                                          (Dollars in Thousands)
   Allocated sales . . . . . .  $ 29,218   $ 29,239    $117,496   $102,449
   EBIT. . . . . . . . . . . .    (4,225)    (3,946)    (21,199)   (54,588)

     Nuclear generation has no external sales because it provides all of its power to its co-owners KGE, KCPL and Kansas Electric Power Cooperative, Inc. The amounts above are our 47% share of Wolf Creek's operating results.

     Twelve Months Ended March 31, 1999 Compared to Twelve Months Ended March 31, 1998: Allocated sales and EBIT were higher because Wolf Creek operated the entire period without any outages. In the fourth quarter of 1997, the Wolf Creek facility was off-line for 58 days for a scheduled maintenance outage.

     EBIT was also higher because depreciation and amortization expense decreased because we had fully amortized a regulatory asset during 1997.

     On April 3, 1999, Wolf Creek was taken off-line for a schedule maintenance outage. The outage was completed 36 days later on May 9, 1999.

     Power Delivery

                                 Three Months Ended    Twelve Months Ended
                                      March 31,             March 31,
                                   1999       1998       1999       1998
                                          (Dollars in Thousands)
   External sales. . . . . . .  $232,340   $231,076  $1,086,975 $1,020,752
   Allocated sales . . . . . .    69,380     16,623     119,249     66,492
   EBIT. . . . . . . . . . . .    15,631     23,176     188,853    170,089

     Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998: Allocated sales were $53 million higher because the customer service operations of Power Delivery are now allocated a fee for use of the distribution lines and transformers. Allocated sales to other business segments increased $5 million because of increases in demand for power and energy related to increased retail customer sales.

     EBIT decreased $8 million. Five percent milder weather than same quarter last year decreased EBIT by $3 million. Higher sales allocated to other business segments also decreased EBIT by $5 million.

     Twelve Months Ended March 31, 1999 Compared to Twelve Months Ended March
31, 1998:   In addition to our normal customer growth, we experienced warmer weather during the summer months in 1998 than we did in 1997 which improved external sales, allocated sales and EBIT.

     Monitored Services

     Protection One operates and manages our monitored services business. The results discussed below reflect Protection One on a stand-alone basis and do not take into consideration the minority interest of about 15% at March 31, 1999.

                                 Three Months Ended    Twelve Months Ended
                                      March 31,             March 31,
                                   1999       1998       1999       1998
                                          (Dollars in Thousands)
   External sales. . . . . . .  $148,547   $ 76,795    $492,847   $196,856
   EBIT. . . . . . . . . . . .    17,542     11,333      62,936    (33,833)

     External sales, EBIT and operating results for both the three and twelve months ended March 31, 1999, have increased significantly following Protection One's acquisitions of security businesses in Europe in the second quarter and late in the third quarter of 1998 and the continued growth of Protection One's North American operations. Results for the three and twelve months ended March 31, 1998, reflect only the operations of Protection One's North American operations. During the first quarter of 1998, Protection One added approximately 374,000 customers through acquisitions.

     Included in twelve months ended March 31, 1999, EBIT is a non-recurring gain approximating $16 million on the repurchase of customer contracts covered by a financing arrangement. A charge of approximately $24 million adversely affected twelve months ended March 31, 1998, EBIT. The charge was needed to recognize higher than expected customer attrition and to record costs related to the acquisition of Protection One.

The following table reflects the change in Protection One's operating results for the three months ended March 31, 1999, compared to the three months ended March 31, 1998:
                                                 Increase/      %
                                                (Decrease)    Change
                                               (Dollars in Thousands)
        Sales. . . . . . . . . . . . . . . .     $71,752        93%
        Cost of sales. . . . . . . . . . . .      17,281        72%
          Gross profit . . . . . . . . . . .      54,471       103%
       Selling, general and administrative.      20,093        98%
            Amortization of intangibles and
         depreciation . . . . . . . . . . .      21,886       106%
        Other operating expenses . . . . . .       3,399        98%
          Operating expenses . . . . . . . .      45,378       102%
          Operating income . . . . . . . . .       9,093       112%
        Other income (expense) . . . . . . .      (2,884)      (89%)
          Earnings before interest and taxes      $6,209        55%

     The SEC staff is reviewing Protection One's amortization methodology used for customer accounts. The SEC staff has questioned the appropriateness of the current accounting method which Protection One believes is appropriate and consistent with industry practices and its attrition experience. A change in Protection One's present amortization method which would materially accelerate the recognition of amortization expense would have a material adverse effect on the company's results of operations. The intangible amortization represents a non-cash charge to income. Protection One anticipates resolution of this issue during the second quarter of 1999.

Other Operating Expenses

     Twelve Months Ended March 31, 1999 Compared to Twelve Months Ended March 31, 1998: In December 1998, we recorded a $99 million charge to income associated with our decision to exit the international power project development business.

     In December 1997, we recorded a charge totaling approximately $48 million to write-off the original merger costs associated with the KCPL transaction and Protection One recorded a charge of approximately $24 million to recognize higher than expected customer attrition and to record costs related to the acquisition of Protection One.

Other Income (Expense)

     Other income (expense) includes miscellaneous income and expenses not directly related to our operations.

     Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998: Investments earnings increased due to more income earned on higher balances of marketable securities. This increase was partially offset by lower other income due to less COLI death proceeds received.

     Twelve Months Ended March 31, 1999 Compared to Twelve Months Ended March 31, 1998: Other income decreased $879 million due to the following factors:

                                                           (Dollars in
                                                             Millions )
         Twelve Months Ended March 31, 1998
            Other income (expense). . . . . . . . . . .        $935

         Twelve Months Ended March 31, 1998
            Non-recurring gain on the sale of our
               TYCO common stock. . . . . . . . . . . .        (864)
            Investment earnings recorded on Hanover
               and ADT investments. . . . . . . . . . .         (22)

         Twelve Months Ended March 31, 1999
            Increase in earnings from the investment
               in ONEOK . . . . . . . . . . . . . . . .          23
            Recorded investment losses  . . . . . . . .         (22)
            Non-recurring Protection One gains. . . . .          16
            Other miscellaneous . . . . . . . . . . . .         (10)

         Twelve Months Ended March 31, 1999
            Other income (expense). . . . . . . . . . .         $56

Interest Expense

     Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998: Interest expense increased 40% primarily because Protection One borrowed additional long-term debt to fund acquisitions and to acquire customer accounts. During the first quarter of 1999, Protection One added approximately 113,000 customers.

     Twelve Months Ended March 31, 1999 Compared to Twelve Months Ended March 31, 1998: Our long-term debt interest expense increased $56 million due to our and Protection One's issuance of new long-term debt used to reduce existing short-term debt, to fund nonregulated operations and to finance a substantial portion of Protection One's customer account growth. Lower short-term debt interest expense partially offset the higher long-term debt interest expense. Our short-term debt had a lower weighted average interest rate than the long-term debt which replaced it.

Income Taxes

     Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998: Income tax expense increased slightly. The effective tax rate increased from 21% to 31% primarily due to non-taxable proceeds from our corporate-owned life insurance policies received in the first quarter of 1998.

     Twelve Months Ended March 31, 1999 Compared to Twelve Months Ended March 31, 1998: Income tax expense decreased significantly due to the decline in taxable earnings. For twelve months ended March 31, 1999, the charge to income to exit the international power development business, significantly lowered tax expense. Tax expense for twelve months ended March 31, 1998, included taxes related to the gain on the sale of Tyco common stock.

     Our effective tax rate also declined. This decline is largely attributable to non-taxable proceeds from our corporate-owned life insurance policies and the benefit of excluding 70% of ONEOK dividends received from the determination of taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     We had $26 million in cash and cash equivalents at March 31, 1999. We consider highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At March 31, 1999, we had approximately $368 million of short-term debt outstanding, of which $199 million was commercial paper. An additional $821 million of short-term debt was available from committed credit arrangements. Current maturities of long-term debt were $235 million at March 31, 1999.


CASH FLOW DISCUSSION

Cash Flows from Operating Activities

     Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998: Cash from operations decreased significantly primarily because of receivables collected in the first quarter of 1998 as part of the settlement of our strategic alliance with ONEOK.


     Twelve Months Ended March 31, 1999 Compared to Twelve Months Ended March 31, 1998: Cash from operations increased significantly because of two factors. First, taxes paid of approximately $345 million on the gain on the sale of Tyco common stock reduced twelve months ended March 31, 1998, operating cash flow. Secondly, twelve months ended March 31, 1999, includes the first full year of Protection One operations.

Cash Flows Used In Investing Activities

     Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998: Cash used in investing activities decreased significantly primarily due to more acquisitions of monitored services companies in the first quarter of 1998.

     Twelve Months Ended March 31, 1999 Compared to Twelve Months Ended March 31, 1998: Cash used in investing activities increased significantly primarily due to the proceeds received in the third quarter of 1997 from the gain on sale of Tyco common stock offsetting the cash used during the twelve months ended March 31, 1998.

Cash Flows from Financing Activities

     Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998: Cash from financing activities decreased 27% because we issued less short-term debt.
     Twelve Months Ended March 31, 1999 Compared to Twelve Months Ended March 31, 1998: Cash from financing activities increased significantly primarily due to additional borrowings incurred for the acquisitions of monitored services companies.

OTHER INFORMATION

Investment in ONEOK, Inc.

     In December 1998, ONEOK and Southwest Gas Corporation (Southwest Gas) agreed to a merger under which ONEOK would pay $28.50 a share in cash for each Southwest Gas share. In February 1999, Southwest Gas advised ONEOK that it had received an unsolicited offer of $32 per share of common stock from Southern Union Company (Southern Union). Also in February, Southwest Gas's board of directors authorized Southwest Gas's management to begin substantive discussions regarding Southern Union's unsolicited offer of $32 a share. On April 25, 1999, Southwest Gas accepted a revised purchase price of $30 a share from ONEOK, and terminated negotiations with Southern Union. On April 27, 1999, Southern Union announced an increased bid of $33.50 a share for Southwest Gas. On May 4, 1999, Southwest Gas rejected the revised unsolicited bid by Southern Union saying it does not believe Southern Union could finance the transaction or gain regulatory approval in a timely manner. A federal judge has issued a temporary restraining order blocking Southern Union from pursuing a takeover of Southwest Gas.

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

     Electric Utility Operations: Overall, based on manhours as a measure of work effort, we believe we are approximately 76% complete with our readiness efforts.

     The estimated progress of our departments and business units, exclusive of Protection One and Wolf Creek Nuclear Operating Corporation (WCNOC), at
March 31, 1999, based on manhours, is as follows:

                                                      Percentage
            Department/Business Unit                  Completion

          Fossil Fuel . . . . . . . . . . . . . . .       50%
          Power Delivery  . . . . . . . . . . . . .       74%
          Information Technology. . . . . . . . . .       87%
          Administrative. . . . . . . . . . . . . .       76%

      We estimate that total costs to update all of our electric utility operating systems for Year 2000 readiness, excluding costs associated with WCNOC discussed below, to be approximately $6.9 million, of which $4.3 million represents IT costs and $2.6 million represents non-IT costs. As of March 31, 1999, we have expended approximately $5.0 million of these costs, of which $3.7 million represent IT costs and $1.3 million represent non-IT costs. We expect to incur the remaining $1.9 million, of which $0.6 million represents IT costs and $1.3 million represents non-IT costs, by the end of 1999.

     Wolf Creek Nuclear Operating Corporation:

     The table below sets forth estimates of the status of the components of WCNOC's Year 2000 readiness program at March 31, 1999.

                                                                  Estimated
                                                                  Completion      Percentage
                   Phase                                             Date         Completion
   Identification and assessment of plant components                                 100%
   Identification and assessment of computers/software                               100%
   Identification and Assessment of Other Areas                                      100%
   Identified critical remediations complete (Note 1)               Oct 99            60%
   Comprehensive testing guidelines                                                  100%
   Comprehensive testing (Note 2)                                   Jun 99            55%
   Contingency planning guidelines                                                   100%
   Contingency planning individual plans                            Jun 99            80%

   Note 1 - Two major modifications are currently scheduled to be completed after June 1999, the remaining remediations are presently scheduled for completion prior to July 1999.
   Note 2 - These tests are being used to define the options available for minor remediations.
          Several other post-remediation tests will also be performed.

      WCNOC has established a goal of completing all assessments of affected systems by the end of the second quarter of 1999, and has a goal to complete critical remediations by the end of the third quarter, except for one scheduled for October, 1999.

     WCNOC has estimated the costs to complete the Year 2000 project at $3.9 million ($1.8 million, our share). As of March 31, 1999, $2.0 million ($0.9 million, our share) had been spent on the project. A summary of the projected costs to complete and actual costs incurred through March 31, 1999, is as follows:

                                       Projected      Actual
                                         Costs        Costs
                                       (Dollars in Thousands)

     Wolf Creek Labor and Expenses. .    $  499       $  319
     Contractor Costs . . . . . . . .     1,004          733
     Remediation Costs. . . . . . . .     2,245          966
       Total. . . . . . . . . . . . .    $3,748       $2,018

     Approximately $2.9 million ($1.4 million, our share) of WCNOC's total Year 2000 cost is purchased items and installation costs associated with remediation. Of these remediation costs, $1.8 million ($0.8 million, our share) are associated with seven major jobs which are completed or in progress. All of these costs are being expensed as they are incurred and are being funded on a daily basis along with our normal costs of operations.

     Monitored Services Operations: Protection One estimates the total cost to update all critical operating systems for Year 2000 readiness will be approximately $5 million. As of March 31, 1999, approximately $1.8 million of these costs had been incurred.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The company has not experienced any significant changes in its exposure to market risk since December 31, 1998. For additional information on the company's market risk, see the Form 10-K dated December 31, 1998.

                   WESTERN RESOURCES, INC.
                  Part II  Other Information

Item 1.  Legal Proceedings

     In April 1999, three alleged class action litigations were filed in the United States District Court for the Central District of California against Protection One, Inc. and certain of its present and former officers. In one of the actions, Western Resources, Inc. was also named as a defendant. The three actions are: "David Lyons v. Protection One., Inc., Western Resources, Inc., James M. Mackenzie, Jr., John W. Hesse, and John E. Mack, III," No. 99-CV-3755 (C.D.Cal.) (filed April 7, 1999); "Randall Karkutt v. Protection One, Inc., James M. Mackenzie, Jr., and John W. Hesse," No. 99-CV-3798 (C.D.Cal.) (filed April 8, 1999); and "David Shaev v.Protection One, Inc., John E. Mack, III, James H. Mackenzie, Jr., and John Hesse," No. 99-CV-4147 (C.D.Cal.) (filed April 20, 1999). The actions are purportedly brought on behalf of purchasers of the common stock of Protection One, Inc. during periods beginning February 10, 1998 ("Karkutt"), February 12, 1998 ("Shaev") or April 23, 1998 ("Lyons") and ending April 1, 1999. All three complaints assert claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934 based on allegations that various statements made by the defendants concerning the financial results of Protection One, Inc. were false and misleading and not in compliance with generally accepted accounting principles. The complaints seek unspecified amounts of damages and an award of fees and expenses, including attorneys fees. The company and Protection One believe these actions are without merit and intend to defend against them vigorously.

Item 2.  Changes in Securities and Use of Proceeds

     None


Item 3.  Defaults Upon Senior Securities

      None


Item 4.  Submission of Matters to a Vote of Security Holders

      None


Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

               Exhibit 12   -   Computation of Ratio of Consolidated Earnings
                                     to Fixed Charges for 12 Months Ended
                                     March 31, 1999 (filed electronically)

               Exhibit 27   -   Financial Data Schedule (filed electronically)

     (b) Reports on Form 8-K:

              Form 8-K filed January 28, 1999 - Press release regarding annual earnings and dividend declared.

              Form 8-K filed April 1, 1999 - Press release reporting Western
                Resources extends filing period for 10-K.

              Form 8-K filed May 11, 1999 - Press release and employee update reporting Western Resources and KCPL Reach Merger Settlement with KCC staff and others.

                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Western Resources, Inc.



Date          May 17, 1999           By         /s/ WILLIAM B. MOORE
                                            William B. Moore, Executive
                                           Vice President, Chief Financial
                                               Officer and Treasurer