Form 10-Q
period 1999-06-30
WESTERN RESOURCES INC /KS
filed 1999-08-16
CIK 54507

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549


                            FORM 10-Q

(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1999

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

                           Yes X                       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at August 13, 1999

Common Stock, $5.00 par value                          67,527,347

                     WESTERN RESOURCES, INC.
                              INDEX


                                                                      Page No.

Part I.  Financial Information

   Item 1.  Financial Statements

        Consolidated Balance Sheets                                        3

        Consolidated Statements of Income                                4 - 6

        Consolidated Statements of Comprehensive Income                    7

        Consolidated Statements of Cash Flows                            8 - 9

        Consolidated Statements of Cumulative Preferred Stock             10

        Consolidated Statements of Shareholders' Equity                   11

        Notes to Consolidated Financial Statements                        12

   Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      19

   Item 3.  Quantitative and Qualitative Disclosures About
                 Market Risk                                              35

Part II.  Other Information

   Item 1.  Legal Proceedings                                             36

   Item 2.  Changes in Securities and Use of Proceeds                     36

   Item 3.  Defaults Upon Senior Securities                               36

   Item 4.  Submission of Matters to a Vote of Security Holders           36

   Item 5.  Other Information                                             37

   Item 6.  Exhibits and Reports on Form 8-K                              38

Signatures                                                                39

                                      WESTERN RESOURCES, INC.
                                   CONSOLIDATED BALANCE SHEETS
                                      (Dollars in Thousands)
                                           (Unaudited)
                                                                 June 30,      December 31,
                                                                  1999             1998
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . .    $   23,373        $   16,394
  Accounts receivable (net) . . . . . . . . . . . . . . . .       226,894           218,243
  Inventories and supplies (net). . . . . . . . . . . . . .       111,896            95,590
  Marketable securities . . . . . . . . . . . . . . . . . .       262,480           288,077
  Prepaid expenses and other. . . . . . . . . . . . . . . .        79,414            57,225
    Total Current Assets. . . . . . . . . . . . . . . . . .       704,057           675,529

PROPERTY, PLANT AND EQUIPMENT (NET) . . . . . . . . . . . .     3,796,126         3,795,143

OTHER ASSETS:
  Investment in ONEOK . . . . . . . . . . . . . . . . . . .       615,439           615,094
  Customer accounts (net) . . . . . . . . . . . . . . . . .     1,176,605         1,014,428
  Goodwill (net). . . . . . . . . . . . . . . . . . . . . .     1,152,307         1,188,253
  Regulatory assets . . . . . . . . . . . . . . . . . . . .       360,629           364,213
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       392,874           298,768
    Total Other Assets. . . . . . . . . . . . . . . . . . .     3,697,854         3,480,756

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .    $8,198,037        $7,951,428

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt. . . . . . . . . . .    $  241,143        $  165,838
  Short-term debt . . . . . . . . . . . . . . . . . . . . .       422,390           312,472
  Accounts payable. . . . . . . . . . . . . . . . . . . . .       121,727           127,834
  Accrued liabilities . . . . . . . . . . . . . . . . . . .       257,621           252,367
  Accrued income taxes. . . . . . . . . . . . . . . . . . .        33,398            32,942
  Deferred security revenues. . . . . . . . . . . . . . . .        63,921            57,703
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .        95,380            85,690
    Total Current Liabilities . . . . . . . . . . . . . . .     1,235,580         1,034,846

LONG-TERM LIABILITIES:
  Long-term debt (net). . . . . . . . . . . . . . . . . . .     3,107,832         3,063,064
  Western Resources obligated mandatorily redeemable
    preferred securities of subsidiary trusts holding
    solely company subordinated debentures. . . . . . . . .       220,000           220,000
  Deferred income taxes and investment tax credits. . . . .       983,314           938,659
  Minority interests. . . . . . . . . . . . . . . . . . . .       203,638           205,822
  Deferred gain from sale-leaseback . . . . . . . . . . . .       204,037           209,951
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       290,141           316,245
    Total Long-term Liabilities . . . . . . . . . . . . . .     5,008,962         4,953,741

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Cumulative preferred stock. . . . . . . . . . . . . . . .        24,858            24,858
  Common stock, par value $5 per share, authorized
   85,000,000 shares, outstanding 67,168,740 and
   65,909,442 shares, respectively. . . . . . . . . . . . .       335,844           329,548
  Paid-in capital . . . . . . . . . . . . . . . . . . . . .       801,860           775,337
  Retained earnings . . . . . . . . . . . . . . . . . . . .       791,330           823,590
  Accumulated other comprehensive income (net)  . . . . . .          (397)            9,508
    Total Shareholders' Equity. . . . . . . . . . . . . . .     1,953,495         1,962,841

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . . . .   $8,198,037        $7,951,428


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                      WESTERN RESOURCES, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                        (Dollars in Thousands, Except Per Share Amounts)
                                           (Unaudited)
                                                                     Three Months Ended
                                                                           June 30,
                                                                     1999           1998
SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . .     $  325,341     $  366,260
  Security. . . . . . . . . . . . . . . . . . . . . . . . . .        150,801         97,041
    Total Sales . . . . . . . . . . . . . . . . . . . . . . .        476,142        463,301

COST OF SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . .        109,853        140,483
  Security. . . . . . . . . . . . . . . . . . . . . . . . . .         41,882         31,480
    Total Cost of Sales . . . . . . . . . . . . . . . . . . .        151,735        171,963

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . . .        324,407        291,338

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . . . . .         89,397         81,848
  Depreciation and amortization . . . . . . . . . . . . . . .         86,768         68,580
  Selling, general and administrative expense . . . . . . . .         75,018         68,616
  Write-off international development activities. . . . . . .         (4,930)          -
    Total Operating Expenses. . . . . . . . . . . . . . . . .        246,253        219,044

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . . . . .         78,154         72,294

OTHER INCOME (EXPENSE):
  Investment earnings . . . . . . . . . . . . . . . . . . . .         15,876         11,712
  Minority interests. . . . . . . . . . . . . . . . . . . . .          1,149           (200)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .           (358)        17,256
      Total Other Income (Expense). . . . . . . . . . . . . .         16,667         28,768

EARNINGS BEFORE INTEREST AND TAXES. . . . . . . . . . . . . .         94,821        101,062

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . . . . .         60,519         39,282
  Interest expense on short-term debt and other . . . . . . .         12,979         15,617
      Total Interest Expense. . . . . . . . . . . . . . . . .         73,498         54,899

EARNINGS BEFORE INCOME TAXES. . . . . . . . . . . . . . . . .         21,323         46,163

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . .          2,834         16,748

NET INCOME BEFORE EXTRAORDINARY GAIN  . . . . . . . . . . . .         18,489         29,415

EXTRAORDINARY GAIN, NET OF TAX. . . . . . . . . . . . . . . .           -             1,591

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .         18,489         31,006

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . . .            282          1,797

EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . . .     $   18,207     $   29,209

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . . .     66,639,224     65,542,815

BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING:
EARNINGS AVAILABLE FOR COMMON STOCK BEFORE EXTRAORDINARY GAIN     $     .27      $     .42
EXTRAORDINARY GAIN. . . . . . . . . . . . . . . . . . . . . .           -              .03
EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . . .     $     .27      $     .45

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . . .     $     .535     $     .535


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                      WESTERN RESOURCES, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                        (Dollars in Thousands, Except Per Share Amounts)
                                           (Unaudited)
                                                                       Six Months Ended
                                                                           June 30,
                                                                     1999           1998
SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . .     $  637,376     $  671,807
  Security. . . . . . . . . . . . . . . . . . . . . . . . . .        299,348        173,836
    Total Sales . . . . . . . . . . . . . . . . . . . . . . .        936,724        845,643

COST OF SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . .        216,506        246,792
  Security. . . . . . . . . . . . . . . . . . . . . . . . . .         83,156         55,473
    Total Cost of Sales . . . . . . . . . . . . . . . . . . .        299,662        302,265

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . . .        637,062        543,378

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . . . . .        168,479        159,551
  Depreciation and amortization . . . . . . . . . . . . . . .        170,538        129,505
  Selling, general and administrative expense . . . . . . . .        146,886        117,233
  Write-off international development activities. . . . . . .         (4,930)          -
    Total Operating Expenses. . . . . . . . . . . . . . . . .        480,973        406,289

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . . . . .        156,089        137,089

OTHER INCOME (EXPENSE):
  Investment earnings . . . . . . . . . . . . . . . . . . . .         37,444         26,934
  Minority interests. . . . . . . . . . . . . . . . . . . . .          1,850           (271)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .            545         25,623
      Total Other Income (Expense). . . . . . . . . . . . . .         39,839         52,286

EARNINGS BEFORE INTEREST AND TAXES. . . . . . . . . . . . . .        195,928        189,375

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . . . . .        119,290         78,239
  Interest expense on short-term debt and other . . . . . . .         25,008         27,060
      Total Interest Expense. . . . . . . . . . . . . . . . .        144,298        105,299

EARNINGS BEFORE INCOME TAXES. . . . . . . . . . . . . . . . .         51,630         84,076

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . .         12,394         24,846

NET INCOME BEFORE EXTRAORDINARY GAIN  . . . . . . . . . . . .         39,236         59,230

EXTRAORDINARY GAIN, NET OF TAX. . . . . . . . . . . . . . . .           -             1,591

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .         39,236         60,821

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . . .            564          3,027

EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . . .     $   38,672     $   57,794

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . . .     66,365,731     65,476,577

BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING:
EARNINGS AVAILABLE FOR COMMON STOCK BEFORE EXTRAORDINARY GAIN     $     .58      $     .86
EXTRAORDINARY GAIN. . . . . . . . . . . . . . . . . . . . . .           -              .02
EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . . .     $     .58      $     .88

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . . .     $     1.07     $     1.07


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                      WESTERN RESOURCES, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                        (Dollars in Thousands, Except Per Share Amounts)
                                           (Unaudited)
                                                                     Twelve Months Ended
                                                                            June 30,
                                                                     1999           1998
SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,578,528     $1,654,527
  Security. . . . . . . . . . . . . . . . . . . . . . . . . .        546,607        262,677
    Total Sales . . . . . . . . . . . . . . . . . . . . . . .      2,125,135      1,917,204

COST OF SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . .        661,182        705,268
  Security. . . . . . . . . . . . . . . . . . . . . . . . . .        159,474         60,297
    Total Cost of Sales . . . . . . . . . . . . . . . . . . .        820,656        765,565

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . . .      1,304,479      1,151,639

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . . . . .        346,435        352,445
  Depreciation and amortization . . . . . . . . . . . . . . .        321,706        264,708
  Selling, general and administrative expense . . . . . . . .        292,963        331,409
  Write-off international development activities. . . . . . .         93,986           -
  Write-off deferred merger costs . . . . . . . . . . . . . .           -            48,008
  Monitored services special charge . . . . . . . . . . . . .           -            24,292
    Total Operating Expenses. . . . . . . . . . . . . . . . .      1,055,090      1,020,862

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . . . . .        249,389        130,777

OTHER INCOME (EXPENSE):
  Gain on sale of Tyco securities . . . . . . . . . . . . . .           -           864,253
  Investment earnings . . . . . . . . . . . . . . . . . . . .         60,307         39,141
  Minority interests. . . . . . . . . . . . . . . . . . . . .          2,503          3,886
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .        (18,804)        28,924
      Total Other Income (Expense). . . . . . . . . . . . . .         44,006        936,204

EARNINGS BEFORE INTEREST AND TAXES. . . . . . . . . . . . . .        293,395      1,066,981

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . . . . .        211,906        150,846
  Interest expense on short-term debt and other . . . . . . .         53,213         47,038
      Total Interest Expense. . . . . . . . . . . . . . . . .        265,119        197,884

EARNINGS BEFORE INCOME TAXES. . . . . . . . . . . . . . . . .         28,276        869,097

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . .          2,105        375,717

NET INCOME BEFORE EXTRAORDINARY GAIN. . . . . . . . . . . . .         26,171        493,380

EXTRAORDINARY GAIN. . . . . . . . . . . . . . . . . . . . . .           -             1,591

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .         26,171        494,971

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . . .          1,128          5,487

EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . . .     $   25,043     $  489,484

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . . .     66,074,665     65,400,416

BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING:
EARNINGS AVAILABLE FOR COMMON STOCK BEFORE EXTRAORDINARY GAIN     $      .38      $    7.46
EXTRAORDINARY GAIN. . . . . . . . . . . . . . . . . . . . . .            -              .02
EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . . .     $      .38      $    7.48

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . . .     $     2.14     $     2.12


The Notes to Consolidated Financial Statements are an integral part of these statements.

                    WESTERN RESOURCES, INC.
        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     (Dollars in Thousands)
                                           (Unaudited)
                                                                   Three Months Ended
                                                                         June 30,
                                                                    1999         1998
Net income. . . . . . . . . . . . . . . . . . . . . . . . .       $ 18,489     $ 31,006

Other comprehensive income, before tax:
  Unrealized holding gains on marketable
    securities arising during the period. . . . . . . . . .          6,215        6,552
  Less: Reclassification adjustment for losses
    included in net income. . . . . . . . . . . . . . . . .            140         -
  Unrealized gain on marketable securities (net). . . . . .          6,355        6,552
  Unrealized on currency translation. . . . . . . . . . . .           (439)        -
Other comprehensive income, before tax. . . . . . . . . . .          5,916        6,552

Income tax expense. . . . . . . . . . . . . . . . . . . . .         (2,350)      (2,606)
Other comprehensive income, net of tax. . . . . . . . . . .          3,566        3,946

Comprehensive income. . . . . . . . . . . . . . . . . . . .       $ 22,055     $ 34,952


                                                                     Six Months Ended
                                                                          June 30,
                                                                    1999         1998

Net income. . . . . . . . . . . . . . . . . . . . . . . . .       $ 39,236     $ 60,821

Other comprehensive (loss) income, before tax:
  Unrealized holding (losses) gains on marketable
    securities arising during the period. . . . . . . . . .        (15,167)      21,018
  Less: Reclassification adjustment for losses
    included in net income. . . . . . . . . . . . . . . . .            140         -
  Unrealized (loss) gain on marketable securities (net) . .        (15,027)      21,018
  Unrealized (loss) on currency translation . . . . . . . .         (1,541)        -
Other comprehensive (loss) income, before tax . . . . . . .        (16,568)      21,018

Income tax benefit (expense). . . . . . . . . . . . . . . .          6,663       (8,361)
Other comprehensive (loss) income, net of tax . . . . . . .         (9,905)      12,657

Comprehensive income. . . . . . . . . . . . . . . . . . . .       $ 29,331     $ 73,478


                                                                    Twelve Months Ended
                                                                          June 30,
                                                                    1999         1998

Net income. . . . . . . . . . . . . . . . . . . . . . . . .       $ 26,171     $494,971

Other comprehensive (loss) income, before tax:
  Unrealized holding (losses) gains on marketable
    securities arising during the period. . . . . . . . . .        (53,429)      46,266
  Less: Reclassification adjustment for losses
    included in net income. . . . . . . . . . . . . . . . .         14,168         -
  Unrealized (loss) gain on marketable securities (net) . .        (39,261)      46,266
  Unrealized (loss) on currency translation . . . . . . . .        ( 2,567)        -
Other comprehensive (loss) income, before tax . . . . . . .        (41,828)      46,266

Income tax benefit (expense). . . . . . . . . . . . . . . .         16,655      (21,490)
Other comprehensive (loss) income, net of tax . . . . . . .        (25,173)      24,776

Comprehensive income. . . . . . . . . . . . . . . . . . . .       $    998     $519,747

The Notes to Consolidated Financial Statements are an integral part of these statements.

                       WESTERN RESOURCES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                           (Unaudited)
                                                                     Six Months Ended
                                                                         June 30,
                                                                    1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .     $    39,236    $    60,821
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Extraordinary gain. . . . . . . . . . . . . . . . . . . .            -            (1,591)
  Depreciation and amortization . . . . . . . . . . . . . .         170,538        131,278
  Equity in earnings from investments . . . . . . . . . . .          (6,492)        (5,502)
  Accretion of discount note interest . . . . . . . . . . .          (3,345)          -
  Write-off international development activities. . . . . .          (4,930)          -
  Changes in working capital items (net of effects from
    acquisitions):
    Accounts receivable (net) . . . . . . . . . . . . . . .          (6,329)        75,816
    Inventories and supplies. . . . . . . . . . . . . . . .         (16,128)        (7,089)
    Prepaid expenses and other. . . . . . . . . . . . . . .         (27,122)       (34,458)
    Accounts payable. . . . . . . . . . . . . . . . . . . .          (6,107)        (8,801)
    Accrued liabilities . . . . . . . . . . . . . . . . . .         (12,786)        (5,844)
    Accrued income taxes. . . . . . . . . . . . . . . . . .             456         24,332
    Deferred revenue. . . . . . . . . . . . . . . . . . . .           6,218           -
    Other . . . . . . . . . . . . . . . . . . . . . . . . .         (11,116)       (21,992)
  Changes in other assets and liabilities . . . . . . . . .         (12,771)        32,269
      Net cash flows from operating activities. . . . . . .         109,322        239,239

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property, plant and equipment (net). . . . .         (88,619)       (69,547)
  Customer account acquisition. . . . . . . . . . . . . . .        (154,571)      (126,589)
  Security alarm monitoring acquisitions, net of cash
     acquired . . . . . . . . . . . . . . . . . . . . . . .         (20,722)      (361,039)
  Purchases of marketable securities. . . . . . . . . . . .         (11,999)          -
  Proceeds from sale of marketable securities . . . . . . .          21,699           -
  Investment in Paradigm. . . . . . . . . . . . . . . . . .         (32,009)          -
  Proceeds from issuance of stock by subsidiary (net) . . .            -            45,565
  Other investments (net) . . . . . . . . . . . . . . . . .          (9,342)       (68,601)
      Net cash flows (used in) investing activities . . . .        (295,563)      (580,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . .         109,918        491,541
  Proceeds of long-term debt. . . . . . . . . . . . . . . .         136,479          7,818
  Retirements of long-term debt . . . . . . . . . . . . . .            (178)      (102,179)
  Issuance of common stock issued (net) . . . . . . . . . .          18,497          6,717
  Redemption of preference stock. . . . . . . . . . . . . .            -           (50,000)
  Cash dividends paid . . . . . . . . . . . . . . . . . . .         (71,496)       (71,795)
      Cash flows from financing activities. . . . . . . . .         193,220        282,102

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . .           6,979        (58,870)

CASH AND CASH EQUIVALENTS:
  Beginning of the period . . . . . . . . . . . . . . . . .          16,394         76,608
  End of the period . . . . . . . . . . . . . . . . . . . .     $    23,373    $    17,738

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized . . . . . . . . . . . . . . . . . . . . . .     $   152,311    $   119,076
  Income taxes. . . . . . . . . . . . . . . . . . . . . . .             831         23,595




The Notes to Consolidated Financial Statements are an integral part of these statements.

                                      WESTERN RESOURCES, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Dollars in Thousands)
                                           (Unaudited)
                                                                    Twelve Months Ended
                                                                          June 30,
                                                                    1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .     $    26,171    $   494,971
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Extraordinary gain. . . . . . . . . . . . . . . . . . . .            -            (1,591)
  Depreciation and amortization . . . . . . . . . . . . . .         319,933        266,481
  Equity in earnings from investments . . . . . . . . . . .          (7,054)        (5,116)
  Gain or loss on sale of securities. . . . . . . . . . . .          14,029       (864,253)
  Accretion of discount note interest . . . . . . . . . . .          (3,345)          -
  Write-off of deferred merger costs. . . . . . . . . . . .            -            48,008
  Write-off international development activities. . . . . .          93,986         24,292
  Changes in other working capital:
    Accounts receivable (net) . . . . . . . . . . . . . . .          36,699         48,682
    Inventories and supplies. . . . . . . . . . . . . . . .         (17,039)        (8,189)
    Marketable securities . . . . . . . . . . . . . . . . .           6,293        (10,461)
    Prepaid expenses and other. . . . . . . . . . . . . . .         (19,652)       (23,223)
    Accounts payable. . . . . . . . . . . . . . . . . . . .         (30,919)       (30,061)
    Accrued liabilities . . . . . . . . . . . . . . . . . .         (49,353)        72,249
    Accrued income taxes. . . . . . . . . . . . . . . . . .         (18,294)        42,146
    Deferred revenue. . . . . . . . . . . . . . . . . . . .           6,218           -
    Other . . . . . . . . . . . . . . . . . . . . . . . . .          10,876        (42,080)
  Changes in other assets and liabilities . . . . . . . . .         (98,254)       (28,102)
      Net cash flows from (used in) operating activities. .         270,295        (16,247)

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property, plant and equipment (net). . . . .        (201,957)      (174,800)
  Customer account acquisitions . . . . . . . . . . . . . .        (305,649)      (150,618)
  Security business acquisitions. . . . . . . . . . . . . .        (208,879)      (799,756)
  Purchases of marketable securities. . . . . . . . . . . .        (273,035)          -
  Proceeds from sale of marketable securities . . . . . . .          49,594      1,579,095
  Investment in Paradigm. . . . . . . . . . . . . . . . . .         (32,009)          -
  Proceeds from issuance of stock by subsidiary (net) . . .            -          (107,961)
  Other investments (net) . . . . . . . . . . . . . . . . .         (32,192)          -
      Net cash flows (used in) from investing activities. .      (1,004,127)       345,960

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . .        (305,651)      (544,617)
  Proceeds of long-term debt. . . . . . . . . . . . . . . .       1,224,899        526,412
  Retirements of long-term debt . . . . . . . . . . . . . .         (65,067)      (119,686)
  Issuance of common stock (net). . . . . . . . . . . . . .          29,064         17,763
  Redemption of preference stock. . . . . . . . . . . . . .            -           (50,000)
  Cash dividends paid . . . . . . . . . . . . . . . . . . .        (143,778)      (143,746)
      Net cash flows from (used in) from financing
        activities. . . . . . . . . . . . . . . . . . . . .         739,467       (313,874)

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . .           5,635         15,839

CASH AND CASH EQUIVALENTS:
  Beginning of the period . . . . . . . . . . . . . . . . .          17,738          1,899
  End of the period . . . . . . . . . . . . . . . . . . . .     $    23,373    $    17,738

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized). . . . . . . . . . . . . . . . . . . . . .     $   268,805    $   182,392
  Income taxes. . . . . . . . . . . . . . . . . . . . . . .          24,743        386,713

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  During the fourth quarter of 1997 the company contributed the net assets of its natural gas business totaling approximately $594 million to ONEOK in exchange for a 45% ownership interest in ONEOK.

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                     WESTERN RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CUMULATIVE PREFERRED STOCK
                                      (Dollars in Thousands)
                                           (Unaudited)
                                                           June 30,        December 31,
                                                            1999              1998
  Preferred stock not subject to mandatory redemption,
    Par value $100 per share, authorized
    600,000 shares, outstanding -
      4 1/2% Series, 138,576 shares. . . . . . . . . .   $   13,858        $   13,858
      4 1/4% Series, 60,000 shares . . . . . . . . . .        6,000             6,000
      5% Series, 50,000 shares . . . . . . . . . . . .        5,000             5,000
  Total Preferred Stock                                  $   24,858        $   24,858




The Notes to Consolidated Financial Statements are an integral part of these statements.

                       WESTERN RESOURCES, INC.
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (Dollars in Thousands)
                            (Unaudited)


                                  Three Months Ended        Six Months Ended      Twelve Months Ended
                                        June 30,                June 30,                June 30,
                                    1999        1998        1999        1998        1999        1998
Cumulative Preferred and
Preference Stock:
  Beginning balance. . . . . . . $   24,858  $   74,858  $   24,858  $   74,858  $   24,858  $   74,858
  Redemption of preference stock       -        (50,000)       -        (50,000)       -        (50,000)
  Ending balance . . . . . . . .     24,858      24,858      24,858      24,858      24,858      24,858

Common Stock:
  Beginning balance. . . . . . .    330,768     327,048     329,548     327,048     327,865     325,408
  Issuance of common stock . . .      5,076         817       6,296         817       7,979       2,457
  Ending balance . . . . . . . .    335,844     327,865     335,844     327,865     335,844     327,865

Paid-in-Capital:
  Beginning balance. . . . . . .    779,809     760,553     775,337     760,553     766,453     751,147
  Expenses on common stock . . .       -           -           -           -           -             (5)
  Issuance on common stock . . .     22,051       5,900      26,523       5,900      35,407      15,311
  Ending balance . . . . . . . .    801,860     766,453     801,860     766,453     801,860     766,453

Retained Earnings:
  Beginning balance. . . . . . .    808,678     913,500     823,590     919,911     907,634     556,826
  Net income . . . . . . . . . .     18,489      31,006      39,236      60,821      26,171     494,971
  Dividends on preferred and
    preference stock . . . . . .       (282)     (1,797)       (564)     (3,027)     (1,128)     (5,487)
  Dividends on common stock. . .    (35,555)    (35,075)    (70,932)    (70,071)   (141,347)   (138,676)
  Ending balance . . . . . . . .    791,330     907,634     791,330     907,634     791,330     907,634

Accumulated Other Comprehensive
Income (net):
  Beginning balance. . . . . . .     (3,963)     20,830       9,508      12,119      24,776        -
  Unrealized gain (loss) on
    equity securities. . . . . .      6,355       6,552     (15,027)     21,018     (39,261)     46,266
  Unrealized loss on
    currency translation . . . .       (439)       -         (1,541)       -         (2,567)       -
  Income tax benefit (expense) .     (2,350)    ( 2,606)      6,663      (8,361)     16,655     (21,490)
  Ending balance . . . . . . . .       (397)     24,776        (397)     24,776        (397)     24,776

Total Shareholders' Equity       $1,953,495  $2,051,586  $1,953,495  $2,051,586  $1,953,495  $2,051,586





The Notes to Consolidated Financial Statements are an integral part of these statements.

                            WESTERN RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business: Western Resources, Inc. (the company) is a publicly-traded, consumer services company. The company's primary business activities are providing electric generation, transmission and distribution services to approximately 620,000 customers in Kansas and providing monitored services to approximately 1.6 million customers in North America, the United Kingdom and Continental Europe. In addition, through the company's 45% ownership interest in ONEOK, Inc. (ONEOK), natural gas transmission and distribution services are provided to approximately 1.4 million customers in Oklahoma and Kansas. Rate regulated electric service is provided by KPL, a division of the company and Kansas Gas and Electric Company (KGE), a wholly-owned subsidiary. Monitored services are provided by Protection One, Inc. (Protection One), a publicly-traded, approximately 85%-owned subsidiary.

     Principles of Consolidation: The company's unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. These consolidated financial statements and notes should be read in conjunction with the Consolidated Financial Statements and the notes included in the company's 1998 Annual Report on Form 10-K.

     In management's opinion, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three and six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year. Certain purchase price allocations for acquisitions made in 1998 by Protection One were made on a preliminary basis and are subject to change based on the final determination of net asset values and completion of appraisals.

     These financials statements do not reflect the effect, if any, of any change which may occur as a result of Protection One's discussions with the SEC staff and any resulting accounting changes or adjustments to the company's financial statements. See Note 5 for additional discussion.

     New Pronouncements: On January 1, 1999, the company adopted Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF Issue 98-10). EITF Issue 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in the fair value included in earnings. Adoption of EITF 98-10 resulted in an increase in operating income of approximately $3.3 million for the six months ended June 30, 1999.

     Reclassifications: Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.

2.  INTERNATIONAL POWER DEVELOPMENT ACTIVITIES

     The company terminated the employment of employees of The Wing Group Limited Co. (Wing) during the first quarter of 1999, in accordance with the company's previously announced plans to exit the international power development business. In addition to these terminations, all development activity was discontinued. Certain exit activities which occurred during the first half of 1999, as contemplated in the exit plan, included closing Wing offices and handling other matters related to terminating the activity of this subsidiary. Through June 30, 1999, approximately $16.5 million has been expended for exit activities of which $13.4 million was incurred for employee settlement costs and $0.7 million was incurred for severance costs. All amounts expended during the six months ended June 30, 1999, were charged to the exit cost accruals established as of December 31, 1998. These exit cost accruals were reduced by $4.9 million during the second quarter of 1999 due to the actual employee settlement amounts being less than the amounts originally estimated. The impact of this accrual reversal increased pre-tax income.

     Management is not aware of any factors which would change its conclusions regarding the write-down of equity investments recorded during the fourth quarter of 1998. The company is evaluating all of its options in regard to these equity investments including selling or otherwise terminating the company's participation in these investments.

     At June 30, 1999, approximately $1.5 million of accrued exit fees and shut down costs are included in other current liabilities on the accompanying Consolidated Balance Sheet. The company plans to complete all significant aspects of this closure by the end of 1999.


3. MERGER AGREEMENT WITH KANSAS CITY POWER & LIGHT COMPANY (KCPL)

     In May 1999, a Stipulation and Agreement was reached with the Kansas Corporation Commission (KCC) staff which resulted in a set of settlement recommendations in connection with the KCPL merger. At an administrative meeting on August 11, 1999, the KCC Commissioners generally indicated their support of the merger, however, they could not approve the merger under the terms of the Stipulation and Agreement reached in May. The KCC is expected to issue an order in October 1999.

     In July 1999, a Settlement Agreement was reached with the Missouri Public Service Commission (MPSC) staff, the Office of Public Counsel and other key parties in connection with the KCPL merger. The stipulation and agreement have been filed with the MPSC for its review and approval. Significant terms of the Missouri settlement are as follows:

     - An electric rate moratorium of three years beginning on the date the transaction closes
     - Westar Energy would make a one-time rate credit in the amount of $5 million to its Missouri retail customers at the beginning of the second year of the merger
     - Westar Energy's executive headquarters would be located in Kansas City.

     The company is currently negotiating with the Federal Energy Regulatory Commission (FERC) staff and intervenors. Hearings before FERC, if necessary, are scheduled to begin October 25, 1999.

     The company and KCPL have filed an application with the Nuclear Regulatory Commission to approve the Western Resources/KCPL merger and the formation of Westar Energy.

     For additional information on the Merger Agreement with Kansas City Power & Light Company, see Note 21 to the Consolidated Financial Statements in the company's 1998 Annual Report on Form 10-K.


4.  LEGAL PROCEEDINGS

     The Securities and Exchange Commission (SEC) has commenced a private investigation relating, among other things, to the timeliness and adequacy of disclosure filings with the SEC by the company with respect to securities of ADT Ltd. The company is cooperating with the SEC staff in this investigation.

     Since April 1999, four alleged class action litigations have been filed in the United States District Court for the Central District of California against Protection One, Inc. and certain of its present and former officers. In two of the actions, Western Resources, Inc. was also named as a defendant. The four actions are: "David Lyons v. Protection One, Inc., Western Resources, Inc., James M. Mackenzie, Jr., John W. Hesse, and John E. Mack, III," No. 99-CV-3755 (C.D.Cal.) (filed April 7, 1999); "Randall Karkutt v. Protection One, Inc., James M. Mackenzie, Jr., and John W. Hesse," No. 99-CV-3798 (C.D.Cal.) (filed April 8, 1999); "David Shaev v.Protection One, Inc., John E. Mack, III, James H. Mackenzie, Jr., and John Hesse," No. 99-CV-4147 (C.D.Cal.) (filed April 20,
1999) and "Mike Ringel v. Protection One, Inc., Western Resources, Inc.,
James M. McKenzie, Jr., John W. Hesse, and John E. Mack, III," No. 99-CV-5534 (C.D. Cal.) (filed May 28, 1999). The actions are purportedly brought on behalf of purchasers of the common stock of Protection One, Inc. during periods beginning February 10, 1998 ("Karkutt" and "Ringel"), February 12, 1998 ("Shaev"), or April 23, 1998, ("Lyons") and ending April 1, 1999. All four complaints assert claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934 based on allegations that various statements made by the defendants concerning the financial results of Protection One, Inc. were false and misleading and not in compliance with generally accepted accounting principles. The complaints seek unspecified amounts of damages and an award of fees and expenses, including attorneys fees. By an order dated August 2, 1999, the District Court consolidated the four actions and appointed Ronald Cats as lead plaintiff in the consolidated actions. The Court further ordered that plaintiffs will file a single consolidated amended complaint within sixty days. The company and Protection One believe these actions are without merit and intend to defend against them vigorously.

     The company and its subsidiaries are involved in various other legal, environmental and regulatory proceedings. Management believes that adequate provision has been made and accordingly believes that the ultimate disposition of such matters will not have a material adverse effect upon the company's overall financial position or results of operations.

5.  COMMITMENTS AND CONTINGENCIES

     Manufactured Gas Sites: The company has been associated with 15 former manufactured gas sites located in Kansas which may contain coal tar and other potentially harmful materials. The company and the Kansas Department of Health and Environment (KDHE) entered into a consent agreement governing all future work at the 15 sites. The terms of the consent agreement will allow the company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. At June 30, 1999, the costs incurred for preliminary site investigation and risk assessment have been minimal. In accordance with the terms of the strategic alliance with ONEOK, ownership of twelve of these sites and the responsibility for clean-up of these sites were transferred to ONEOK. The ONEOK agreement limits the company's future liability associated with these sites to an immaterial amount. The company's investment earnings from ONEOK, as recorded in investment earnings on the accompanying Consolidated Income Statements, could be impacted by these costs if insurance and rate allowances do not cover these potential contingencies.

     SEC Review of Protection One: Protection One received a letter from the Division of Corporation Finance of the SEC on August 11, 1999. The letter raised questions about Protection One's financial statements and stated that, in the view of the staff, there are errors in Protection One's financial statements which are material and which have had the effect of inflating earnings commencing with the year 1997. These questions relate to the methodology used by Protection One to amortize customer accounts, and to the purchase price allocation to customer accounts in the Network Multifamily acquisition. If a change from the average estimated life of 10 years used to amortize accounts is determined to be appropriate, Protection One estimates that a one-year to three-year reduction in estimated useful life would result in additional amortization expense of approximately $14 million to $54 million per year.
Any such increased amortization expense would reduce earnings, but would not affect cash flow from operations. Protection One is discussing these issues with the SEC staff. Protection One cannot predict the timing or impact on its financial statements of these discussions. Protection One is reconsidering the accounting used for amortization of customer accounts and the purchase accounting for prior acquisitions. Such changes may require a restatement of prior year financial statements and may require Protection One to perform an asset impairment evaluation.

     Split Dollar Life Insurance Program: Obligations under the company's split dollar life insurance program can increase and decrease based on the company's total return to shareholders. During the six months ended June 30, 1999, the related liability decreased about $10 million.

     For additional information on Commitments and Contingencies, see Note 10 to Consolidated Financial Statements in the company's 1998 Annual Report on Form 10-K.

6. DEBT

     Protection One borrows to fund operations in excess of internally generated cash under its existing $500 million senior credit facility. Protection One's ability to borrow under the facility is subject to compliance with certain financial covenants, including a debt to annualized EBITDA ratio ("leverage ratio") of 5.0 to 1.0 and an annualized EBITDA to interest expense ratio ("interest coverage ratio") of 2.75 to 1.0. As of June 30, 1999, the ratios were approximately 4.7 to 1.0 and 3.3 to 1.0. At year end 1999, the leverage ratio will be reduced to 4.5 to 1.0. Protection One currently borrows approximately $20 million per month, principally to fund the purchase of customer accounts. Protection One currently believes it is likely, absent successful implementation of alternatives discussed below, that it will be unable to satisfy the current leverage and interest coverage ratio covenants in the credit facility following the third quarter of 1999. The resolution of the accounting issues raised by the SEC of Protection One's accounting practices would most likely cause Protection One and the company to need to obtain waivers or consents under their credit facilities and could impact Protection One and the company's ability to meet the financial covenants contained in their credit facilities. Protection One is exploring alternatives to address these covenant restrictions, including the sale of assets to reduce debt, seeking waivers or renegotiating these covenants with lenders, or refinancing the facility. The company's credit facility contains a cross default provision which would be triggered in the event of a Protection One default. Protection One believes it will be able to address this matter in a manner so that there is no default under the credit facility or significant impact on its liquidity, but no assurance can be given that Protection One will be able to do so or the terms thereof. If Protection One is unable to maintain adequate liquidity, the company may choose to make additional investments in Protection One, but is not obligated to do so.


7.  INCOME TAXES

     Total income tax expense included in the Consolidated Statements of Income reflects the Federal statutory rate of 35%. The Federal statutory rate produces effective income tax rates of 13.3%, 24.0% and 7.4% for the three, six and twelve month periods ended June 30, 1999 compared to 36.3%, 29.6% and 43.2% for the three, six and twelve month periods ended June 30, 1998. The effective tax rate has been reduced from 31% as of March 31, 1999, to 24% as of June 30, 1999, which represents the currently expected effective tax rate for 1999. The benefit recorded in the second quarter for this change in estimate approximated $2.3 million. This change in estimate was necessary based on revisions in forecasted earnings for 1999. The effective income tax rates vary from the Federal statutory rate primarily due to the receipt of non-taxable proceeds from our corporate owned life insurance policies, the tax benefit of excluding 70% of the dividends received from ONEOK, the generation and utilization of tax credits from Affordable Housing investments, and the amortization of prior years' investment tax credits.

8.  SEGMENTS OF BUSINESS

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

Three Months Ended June 30, 1999:
                                                                           Eliminating/
                      Fossil     Nuclear     Power    Monitored            Reconciling
                    Generation Generation  Delivery   Services   (1)Other     Items      Total
                                              (Dollars in Thousands)
External sales. . . $   78,140 $     -    $  246,881 $ 150,801   $     323  $       (3) $ 476,142
Allocated sales . .    137,724     20,598     70,269      -           -       (228,591)      -
Earnings before
 interest and taxes     46,696    (11,114)    23,842    13,975      23,510      (2,088)    94,821
Interest expense. .                                                                        73,498
Earnings before
 income taxes . . .                                                                        21,323

Three Months Ended June 30, 1998:
                                                                           Eliminating/
                       Fossil    Nuclear     Power    Monitored            Reconciling
                    Generation Generation  Delivery   Services     Other      Items      Total
                                              (Dollars in Thousands)

External sales. . . $  102,355 $     -    $  263,576 $ 97,041  $       334 $       (5) $  463,301
Allocated sales . .    128,683     29,288     16,623     -            -      (174,594)       -
Earnings before
 interest and taxes     41,600     (5,586)    36,009   15,861       10,937      2,241     101,062
Interest expense. .                                                                        54,899
Earnings before
 income taxes . . .                                                                        46,163

Six Months Ended June 30, 1999:
                                                                           Eliminating/
                      Fossil     Nuclear     Power    Monitored            Reconciling
                    Generation Generation  Delivery   Services   (2)Other     Items      Total
                                              (Dollars in Thousands)

External sales. . . $  157,502 $     -    $  479,220 $ 299,348   $     654  $     -    $  936,724
Allocated sales . .    263,385     49,816    139,649      -           -       (452,850)      -
Earnings before
 interest and taxes     93,921    (15,339)    39,473    31,518      51,322      (4,967)   195,928
Interest expense. .                                                                       144,298
Earnings before
 income taxes . . .                                                                        51,630

Six Months Ended June 30, 1998:
                                                                           Eliminating/
                       Fossil    Nuclear     Power    Monitored            Reconciling
                    Generation Generation  Delivery   Services   (3)Other     Items      Total
                                              (Dollars in Thousands)

External sales. . . $  176,522 $     -    $  494,651 $ 173,836  $      647  $     (13)  $ 845,643
Allocated sales . .    248,574     58,527     33,246      -           -       (340,347)      -
Earnings before
 interest and taxes     81,855     (9,532)    59,185    27,194      24,422       6,251    189,375
Interest expense. .                                                                       105,299
Earnings before
 income taxes . . .                                                                        84,076

Twelve Months Ended June 30, 1999:
                                                                           Eliminating/
                      Fossil     Nuclear     Power    Monitored            Reconciling
                    Generation Generation  Delivery   Services   (4)Other     Items      Total
                                              (Dollars in Thousands)

External sales. . . $  506,954 $     -    $1,070,280 $ 546,607  $    1,349  $     (55) $2,125,135
Allocated sales . .    532,174    108,806    172,895      -           -      (813,875)       -
Earnings before
 interest and taxes    156,423    (26,727)   176,686    61,051     (75,088)     1,050     293,395
Interest expense. .                                                                       265,119
Earnings before
 income taxes . . .                                                                        28,276

Twelve Months Ended June 30, 1998:
                                                                           Eliminating/
                      Fossil     Nuclear     Power    Monitored            Reconciling
                    Generation Generation  Delivery (5)Services (6,7)Other (8)Items      Total
                                              (Dollars in Thousands)

External sales. . . $  317,317 $     -    $1,041,179 $ 262,678  $  292,165 $    3,865  $1,917,204
Allocated sales . .    523,490    103,731     66,492      -           -      (693,713)       -
Earnings before
 interest and taxes    155,152    (49,030)   168,205   (21,967)    863,354    (48,732)  1,066,982
Interest expense. .                                                                       197,885
Earnings before
 income taxes . . .                                                                       869,097

(1) Earnings before interest and taxes (EBIT) includes investment earnings of $15.8 million.
(2) Earnings before interest and taxes (EBIT) includes investment earnings of $37.4 million.
(3) Earnings before interest and taxes (EBIT) includes investment earnings of $26.9 million.
(4) Earnings before interest and taxes (EBIT) includes investment earnings of $60.3 million and write-off of international power development activities of $94.0 million.
(5) EBIT includes monitored services special charge of $24.3 million.
(6) EBIT includes investment earnings of $39.1 million and gain on sale of Tyco securities of
    $864.2 million.
(7) Includes natural gas operations.  The company contributed substantially all of its natural gas business in exchange for a 45% equity interest in ONEOK in November 1997.
(8) EBIT includes write-off of deferred merger costs of $48 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     In Management's Discussion and Analysis of Financial Condition and Results of Operations we explain the general financial condition and the operating results for Western Resources, Inc. and its subsidiaries. We explain:

       -  What factors impact our business
       - What our earnings and costs were for the three, six and twelve month periods ending June 30, 1999, and 1998
       -  Why these earnings and costs differed from period to period
       -  How our earnings and costs affect our overall financial condition
       - Any other items that particularly affect our financial condition or earnings

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in the 1998 Annual Report on Form 10-K and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in our 1998 Annual Report on Form 10-K.

Forward-Looking Statements

     Certain matters discussed here and elsewhere in this Form 10-Q are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we "believe," "anticipate," "expect" or words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations, or goals. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rate and other regulatory matters, the outcome of accounting issues being reviewed by the SEC staff regarding Protection One, possible corporate restructurings, mergers, acquisitions, dispositions, liquidity and capital resources, compliance with debt covenants, interest and dividend rates, Year 2000 Issue, environmental matters, changing weather, nuclear operations, ability to enter new markets successfully and capitalize on growth opportunities in nonregulated businesses, events in foreign markets in which investments have been made, and accounting matters. What happens in each case could vary materially from what we expect because of such things as electric utility deregulation, including ongoing state and federal activities; future economic conditions; legislative and regulatory developments; our regulatory and competitive markets; and other circumstances affecting anticipated operations, sales and costs. We disclaim any obligation to update any forward-looking statements as a result of developments occurring after the date this Form 10-Q is filed with the SEC.

OPERATING RESULTS

Western Resources, Inc. Consolidated

     Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998: Basic earnings per share for the second quarter in 1999 were $O.27 per common share compared to $O.45 per common share in the second quarter of 1998. The primary reasons for this decline are cooler weather compared to last year, the effect of the $10 million annual electric rate decreases that were implemented on June 1, 1998, and June 1, 1999, our 85% of Protection One's $7.4 million net loss, higher long-term interest expense on higher long-term debt balances in the second quarter of 1999, and non-recurring gains that were recorded in the second quarter of 1998. These non-recurring gains were related to proceeds received in 1998 from corporate owned life insurance (COLI) policies and to a gain on the repurchase of customer contracts in our monitored services business segment.

     Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998:
Basic earnings per share for the six months ended June 30, 1999, were $O.58 per common share compared to $O.88 per common share for the same period in 1998. The primary reasons for this decline are the effects of the electric rate decreases, our 85% share of Protection One's $12.0 million net loss, non-recurring gains that were recorded in the first half of 1998 and higher long-term interest expense on higher long-term debt balances in the first half of 1999.

     Twelve Months Ended June 30,1999 Compared to Twelve Months Ended June 30, 1998: Operating results are difficult to compare primarily because of Protection One's acquisition activity in 1998, a $99 million charge to income in the fourth quarter of 1998 to exit the international power development business and the pre-tax gain on the sale of Tyco International Ltd. (Tyco) common stock of $864 million recorded in the third quarter of 1997.

     In addition to the gain on the sale of Tyco common stock recorded in 1997, we recorded charges in the fourth quarter of 1997 which included $48 million of deferred KCPL merger costs and approximately $24 million recorded by Protection One to recognize higher than expected customer attrition and to record costs related to the acquisition of Protection One.

     In November 1997, we completed our strategic alliance with ONEOK, Inc. (ONEOK) and contributed substantially all of our natural gas business to ONEOK in exchange for a 45% ownership interest in ONEOK. Following the strategic alliance, the consolidated sales, related cost of sales and operating expenses for our former natural gas business have been replaced by investment earnings from ONEOK. Sales and cost of sales from our former natural gas business for the twelve months ended June 30, 1998, were $293 million and $212 million.

Electric Utility

     The sales and cost of sales of the electric utility business are included in energy sales and cost of sales in the Consolidated Statements of Income. For the twelve months ended June 30, 1998, energy sales included natural gas sales through November 1997, and energy cost of sales included natural gas purchased through November 1997.

     Net income from our electric utility business decreased 16% and 5% for the three and six months ended June 30, 1999 compared to the same periods last year due to lower retail electric sales. We experienced weather which was 44% cooler during second quarter 1999 compared to second quarter 1998 and 25% cooler than normal.

     Electric rate decreases implemented on June 1, 1998, and June 1, 1999, also contributed to the decrease in electric sales. The cumulative effect of the electric rate decreases reduced net income by $1.4 million for the three months ended June 30, 1999, and $2.7 million for the six months ended June 30, 1999.
     Net income for the twelve months ended June 30, 1999, was $62 million higher than the comparable period in 1998. The primary reason for the increase was charges incurred during the twelve months ended June 30, 1998, that were not incurred in the same period of 1999. These charges included a charge totaling approximately $48 million in December 1997 to write-off the original merger costs associated with the KCPL merger. Additionally, we had $7 million in storm related restoration expenses recorded during the second quarter of 1998. Our twelve months ended June 30, 1999, net income would have been $6 million higher had we not had the effect of our electric rate decreases.

     The following table reflects the (decreases)/increases in electric sales volumes for the three, six and twelve months ended June 30, 1999, from the comparable periods of 1998.

                              Three Months   Six Months   Twelve Months
                                 Ended         Ended          Ended
       Residential. . . . .      (12.9)%       (6.3)%          2.0 %
       Commercial . . . . .       (0.6)%        0.6 %          3.8 %
       Industrial . . . . .       (3.9)%       (2.3)%         (0.9)%
       Other. . . . . . . .        0.8 %        0.4 %          0.9 %
         Total retail . . .       (5.6)%       (2.5)%          1.6 %
       Wholesale. . . . . .        3.8 %       10.1 %          5.2 %
         Total. . . . . . .       (3.5)%        0.2 %          2.4 %

     Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998: Electric sales, other than power marketing sales, decreased $17 million. The effect of cooler weather this year compared to last year lowered customer demand and decreased sales by $19 million. Also contributing to the reduced electric sales was the effect of the electric rate decreases implemented on June 1, 1998, and June 1, 1999 which reduced sales by approximately $2 million. Customer growth increased sales by approximately $3 million. Power marketing sales were $23 million lower also due to cooler weather compared to last year.

     Total cost of sales were lower due to a $7 million decrease in purchased power expense and a $26 million decrease in power marketing cost of sales. In the second quarter of 1998, we had higher purchased power expense because a coal-fired generation station was unavailable.

     Higher fuel costs of $2 million partially offset these decreases. Fuel cost was higher due to Wolf Creek being off-line for a scheduled refueling and maintenance outage during the second quarter of 1999 and the availability in 1999 of the coal-fired station that was unavailable in 1998. Coal-fired generating stations were used to meet generation demands while Wolf Creek was off-line.

Coal is more expensive to use than nuclear fuel.

     Total operating expenses increased slightly. We had higher operating and maintenance expense of $8 million primarily due to the restarting of our Neosho generation station, a boiler outage at our Gordon Evans generation station, and preliminary refueling expenses at Wolf Creek. Partially offsetting this increase was $7 million in storm related restoration expenses that were recorded during the second quarter of 1998.

     Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998:
Electric sales, other than power marketing sales, decreased $12 million due primarily to 2.5% lower retail electric sales volumes. The effect of cooler weather compared to last year lowered customer demand and decreased sales by $21 million. Also contributing to the decreased electric sales was the effect of the electric rate decrease which reduced sales by $5 million. Customer growth of approximately $6 million and increased wholesale sales of $4 million partially offset these decreases. Power marketing sales were $22 million lower also due to cooler weather compared to last year resulting in lower demand.

     Total cost of sales were lower due to an $8 million decrease in purchased power expense and a $27 million decrease in power marketing cost of sales partially offset by higher fuel costs of $5 million. The reasons for these changes are discussed above.

     Twelve Months Ended June 30, 1999 Compared to Twelve Months Ended June 30, 1998: Electric sales, excluding power marketing sales, increased $40 million due primarily to a 1.6% increase in retail sales volumes as a result of warmer summer temperatures in the third quarter 1998 than in the third quarter 1997. The effect of warmer weather increased customer demand and increased sales by $5 million. Partially offsetting this increase was the effect of the electric rate decreases in 1999 and 1998 which reduced sales by $10 million. Customer growth and increased wholesale sales also contributed to the increase. Power marketing sales were $178 million higher due to the warmer weather and increased power marketing activity.

     Total electric cost of sales increased 36% due primarily to higher power marketing cost of sales. Total operating expenses decreased for several reasons. Depreciation and amortization expense decreased $13 million, or 7%, primarily because we had fully amortized a regulatory asset during 1997. In December 1997, we recorded a charge totaling approximately $48 million to write-off the original merger costs associated with the KCPL merger. Additionally, we had $7 million in storm related restoration expenses recorded during the second quarter of 1998.

Electric Utility Business Segments

     We manage our electric utility business segments' performance based on their earnings before interest and taxes (EBIT).

     Allocated sales are external sales collected from customers by our power delivery segment that are allocated to our fossil generation and nuclear generation business segments based on demand and energy cost. The power delivery segment consists of the transmission and distribution of power to our Kansas electric customers and the customer service provided to them. The following discussion identifies key factors affecting our electric business segments.

     Fossil Generation
                              Three Months Ended   Six Months Ended     Twelve Months Ended
                                   June 30,             June 30,              June 30,
                                1999      1998       1999      1998        1999      1998
                                                (Dollars in Thousands)
         External sales. . .  $ 78,140  $102,355   $157,502  $176,522    $506,954  $317,317
         Allocated sales . .   137,724   128,683    263,385   248,574     532,174   523,490
         EBIT. . . . . . . .    46,696    41,600     93,921    81,855     156,423   155,152

     Fossil Generation's external sales reflect power produced for sale to external wholesale customers outside our historical marketing territory and internally to the power delivery segment.

     Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998: External sales decreased $24 million due to lower sales because of cooler weather this year compared to last. Allocated sales and EBIT were higher due to an increase in the internal transfer price Fossil Generation received from Power Delivery.

     Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998:
External sales decreased $19 million due to lower sales because of cooler weather this year compared to last. Allocated sales and EBIT were higher due to an increase in the internal transfer price Fossil Generation received from Power Delivery.

     Twelve Months Ended June 30, 1999 Compared to Twelve Months Ended June 30, 1998: External sales increased mostly because power marketing sales were $178 million higher due to increased power marketing activity.

     Nuclear Generation

                              Three Months Ended    Six Months Ended    Twelve Months Ended
                                   June 30,             June 30,              June 30,
                                1999      1998       1999      1998        1999      1998
                                                (Dollars in Thousands)
         Allocated sales . .  $ 20,598  $ 29,288   $ 49,816  $ 58,527    $108,806  $103,731
         EBIT. . . . . . . .   (11,114)   (5,586)    (15,339)  (9,532)    (26,727)  (49,030)

     Nuclear Generation has no external sales because it provides all of its power to its co-owners KGE, KCPL and Kansas Electric Power Cooperative, Inc. The amounts above are our 47% share of Wolf Creek's operating results.

     Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998: Allocated sales and EBIT decreased due to a 36-day scheduled refueling and maintenance outage at Wolf Creek during the second quarter of 1999.

     Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998:
Allocated sales and EBIT decreased due to the scheduled refueling and maintenance outage at Wolf Creek.

     Twelve Months Ended June 30, 1999 Compared to Twelve Months Ended June 30, 1998: Allocated sales and EBIT were higher because Wolf Creek had a 36-day scheduled refueling and maintenance outage in 1999 compared to a 58 day scheduled refueling and maintenance outage in 1998. EBIT was also higher because depreciation and amortization expense decreased because we had fully amortized a regulatory asset during 1997.

     Power Delivery

                              Three Months Ended    Six Months Ended     Twelve Months Ended
                                   June 30,             June 30,                June 30,
                                1999      1998       1999      1998         1999        1998
                                                (Dollars in Thousands)
         External sales. . .  $246,811  $263,576   $479,220  $494,651   $1,070,280  $1,041,179
         Allocated sales . .    70,269    16,623    139,649    33,246      172,895      66,492
         EBIT. . . . . . . .    23,842    36,009     39,473    59,185      176,686     168,205

     Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998: External sales decreased $17 million primarily due to 6% lower retail electric sales volumes. The reasons for lower electric sales volumes are discussed above in "Operating Results, Electric Utility".

     Allocated sales were $54 million higher due to a change in the intra-segment transfer pricing involving the use of the distribution lines and transformers.

     EBIT decreased $12 million due to lower external sales.

     Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998:
External sales decreased $15 million due primarily to 3% lower retail electric sales volumes. The reasons for lower electric sales volumes are discussed above in "Operating Results, Electric Utility".

     Allocated sales were $106 million higher due to a change in the intra-segment transfer pricing involving the use of the distribution lines and transformers.

     EBIT decreased $20 million due to lower external sales.

     Twelve Months Ended June 30, 1999 Compared to Twelve Months Ended June 30,
1998:   In addition to our normal customer growth, we experienced warmer weather during the third quarter 1998 than we did in 1997 which improved external sales, allocated sales and EBIT.

Monitored Services Business Segment

     Protection One operates and manages our monitored services business. The results discussed below reflect Protection One on a stand-alone basis and do not take into consideration the minority interest of about 15% at June 30, 1999.

                              Three Months Ended    Six Months Ended    Twelve Months Ended
                                   June 30,             June 30,             June 30,
                                1999      1998       1999      1998        1999      1998
                                                (Dollars in Thousands)
         External sales. . .  $150,801  $ 97,041   $299,348  $173,836    $546,607  $262,678
         EBIT. . . . . . . .    13,975    15,861     31,518    27,194      61,051   (21,967)

     Compared to prior periods, external sales for all periods ended June 30, 1999, have increased significantly following Protection One's acquisitions of security businesses in Europe in the second quarter and late in the third quarter of 1998 and the continued growth of Protection One's North American operations. EBIT for the three months ended June 30, 1999 was lower than EBIT for the prior period due to an approximate $10.2 million gain in the prior period on the repurchase of customer contracts covered by a financing agreement.

     A charge of approximately $24 million adversely affected EBIT in the twelve months ended June 30, 1998. The charge was made to recognize higher than expected customer attrition and to record costs related to the acquisition of Protection One. Partially offsetting this charge was a non-recurring gain of approximately $13 million on the repurchase of customer contracts covered by a financing arrangement.

     Protection One received a letter from the Division of Corporation Finance of the SEC on August 11, 1999. The letter raised questions about Protection One's financial statements and stated that, in the view of the staff, there are errors in Protection One's financial statements which are material and which have had the effect of inflating earnings commencing with the year 1997. These questions relate to the methodology used by Protection One to amortize customer accounts, and to the purchase price allocation to customer accounts in the Network Multifamily acquisition. If a change from the average estimated life of 10 years used to amortize accounts is determined to be appropriate, Protection One estimates that a one-year to three-year reduction in estimated useful life would result in additional amortization expense of approximately $14 million to $54 million per year. Any such increased amortization expense would reduce earnings, but would not affect cash flow from operations. Protection One is discussing these issues with the SEC staff. Protection One cannot predict the timing or impact on its financial statements of these discussions. Protection One is reconsidering the accounting used for amortization of customer accounts and the purchase accounting for prior acquisitions. Such changes may require a restatement of prior year financial statements and may require Protection One to perform an asset impairment evaluation.

     Protection One has historically amortized the assets related to its customer base as a composite pool on a straight-line basis over a period of ten years. Protection One is presently reconsidering the appropriateness of using a composite pool, straight-line amortization, and the ten-year period. Any significant change in accounting policy or in the pattern of Protection One's historical attrition experience would have a material effect on the company's results of operations.

     During the second quarter of 1999, there were indicators at Protection One that attrition was exceeding expected levels. Attrition for the twelve months ending June 30, 1999, was 10.5% compared to 9.7% at the end of March 31, 1999. Annualized attrition for the quarter ended June 30, 1999, was 14.3%.

     The sale of Protection One's Mobile Division to ATX Technologies (ATX) was announced on June 28, 1999. The sales price is approximately $20 million in cash plus a note and a preferred stock investment in ATX. Protection One will continue to deliver mobile services through a reseller arrangement with ATX. It is anticipated the sale will be completed in the third quarter of 1999.

     In 1998, Protection One expanded the Dealer Program (Dealer Program) for its North American single family residential market. As part of the Dealer Program, Protection One entered into contracts with dealers, typically independent alarm companies, providing for the purchase of customer accounts generated by the dealer on an ongoing basis. Protection One currently has a limited internal sales capability and relies on the Dealer Program for the generation of substantially all new customer accounts except those acquired as part of the acquisition of other security companies.

     In the second quarter, Protection One established a goal of identifying steps that could be taken to reduce the cost of acquired accounts and reduce attrition by acquiring higher quality accounts. As a result, Protection One has begun notifying dealers that it does not intend to renew their contracts under their current terms and conditions when they expire. The term of dealer contracts ranges from one to five years and automatically renews unless notice of non-renewal is given by either party as provided in the contract. Protection One is attempting to renew contracts with terms providing for a lower cost for acquired customer accounts based upon the multiple of monthly recurring revenue and other revised terms that improve the quality of the acquired customer accounts. Protection One cannot predict whether it will be successful in renewing existing dealer contracts, or entering into contracts with new dealers, on acceptable terms. This could result in a loss of dealers and fewer customer accounts available for purchase. The failure to replace customer accounts could have a material adverse impact on Protection One's financial condition.

     Certain Protection One dealers have complained, and in some cases threatened or filed litigation, because of Protection One's interpretation of its dealer contracts and the calculation of holdback amounts. Protection One believes it has complied with the terms of these contracts and intends to vigorously defend its position. Protection One cannot currently predict the impact of these disputes with dealers which could be material to Protection One.

     Under Protection One's agreements with dealers, Protection One may be required to purchase customer accounts on an ongoing basis. Protection One is currently spending approximately $20 million to $25 million per month to purchase these customer accounts.

Other Operating Expenses

     Twelve Months Ended June 30, 1999 Compared to Twelve Months Ended June 30, 1998: In December 1998, we recorded a $99 million charge to income associated with our decision to exit the international power project development business.

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

     Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998: Other income decreased because we did not receive COLI death proceeds in the second quarter of 1999 compared to the $6 million that we received in second quarter 1998. Protection One also recognized a non-recurring gain of approximately $10 million on the repurchase of customer contracts covered by a financing arrangement in the second quarter of 1998. Partially offsetting this decrease was an increase of $4 million in investment earnings based on higher balances of marketable securities.

     Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998:
Other income decreased because we did not receive COLI death proceeds in the first half of 1999, compared to the $13 million that we received in the first half of 1998. Protection One also recognized a non-recurring gain of approximately $13 million on the repurchase of customer contracts covered by a financing arrangement in the first half of 1998. Partially offsetting these decreases was an increase of $11 million in investment earnings based on higher balances of marketable securities.

     Twelve Months Ended June 30, 1999 Compared to Twelve Months Ended June 30, 1998: Other income decreased $892 million primarily due to the gain on the sale of our Tyco common stock.

Interest Expense

     Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998: Interest expense increased 34% primarily because Protection One borrowed additional long-term debt to fund acquisitions and to acquire customer accounts.

     Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998:
Interest expense increased 37% primarily because Protection One borrowed additional long-term debt to fund acquisitions and to acquire customer accounts.

     Twelve Months Ended June 30, 1999 Compared to Twelve Months Ended June 30, 1998: Our interest expense increased 34% due to our and Protection One's issuance of new long-term debt used to reduce existing short-term debt, to fund nonregulated operations and to finance a substantial portion of Protection One's customer account growth. Lower short-term debt interest expense partially offset the higher long-term debt interest expense. The long-term debt had a higher weighted average interest rate than the short-term debt that it replaced.

Income Taxes

     Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998: Income tax expense decreased 83% and the effective tax rate decreased from 36% to 13%. These decreases are primarily due to lower earnings before taxes in 1999. Earnings before taxes decreased due to lower electric operating income as discussed above, a net loss from Protection One, and higher interest expense.

     Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998:
Income tax expense decreased 50% and the effective tax rate decreased from 30% to 24%. These decreases are primarily due to lower earnings before taxes in 1999. Earnings before taxes decreased due to lower electric operating income as discussed above, a net loss from Protection One, and higher interest expense.

     Twelve Months Ended June 30, 1999 Compared to Twelve Months Ended June 30, 1998: Income tax expense decreased significantly due to the decline in taxable earnings. For twelve months ended June 30, 1999, the charge to income to exit the international power development business, significantly lowered tax expense. Tax expense for the twelve months ended June 30, 1998, included taxes related to the gain on the sale of Tyco common stock.

     Our effective tax rate also declined from 43% to 7%. This decline is largely attributable to the gain on the sale of Tyco common stock in the twelve months ended June 30, 1998, and lower taxable income for the twelve months ended June 30, 1999, and the benefit of excluding 70% of ONEOK dividends received from the determination of taxable income.


LIQUIDITY AND CAPITAL RESOURCES

     We had $23 million in cash and cash equivalents at June 30, 1999. We consider highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At June 30, 1999, we had approximately $422 million of short-term debt outstanding, of which $223 million was commercial paper. We also have arrangements with certain banks to provide unsecured short-term lines of credit on a committed basis totaling approximately $821 million. The unsecured portion of these lines of credit are used to
provide support for commercial paper.   Current maturities of long-term debt
were $241 million at June 30, 1999.

     In July 1999, we announced a stock repurchase program for up to $25 million of our common stock. The program authorizes us to make purchases of our common stock in the open market. The timing and terms of purchases, and the number of shares actually purchased, will be determined by management based on market conditions and other factors. The purchased shares would be held in treasury and will be available for general corporate purposes or resale at a future date, or will be retired. Any purchases will be financed with short-term debt, or made from available funds.

     Protection One borrows to fund operations in excess of internally generated cash under its existing $500 million senior credit facility. Protection One's ability to borrow under the facility is subject to compliance with certain financial covenants, including a debt to annualized EBITDA ratio ("leverage ratio") of 5.0 to 1.0 and an annualized EBITDA to interest expense ratio ("interest coverage ratio") of 2.75 to 1.0. As of June 30, 1999, the ratios were approximately 4.7 to 1.0 and 3.3 to 1.0. At year end 1999, the leverage ratio will be reduced to 4.5 to 1.0. Protection One currently borrows approximately $20 million per month, principally to fund the purchase of customer accounts. Protection One currently believes it is likely, absent successful implementation of alternatives discussed below, that it will be unable to satisfy the current leverage and interest coverage ratio covenants in the credit facility following the third quarter of 1999. The resolution of the accounting issues raised by the SEC of Protection One's accounting practices would most likely cause Protection One and the company to need to obtain waivers or consents under their credit facilities and could impact Protection One and the company's ability to meet the financial covenants contained in their credit facilities. Protection One is exploring alternatives to address these covenant restrictions, including the sale of assets to reduce debt, seeking waivers or renegotiating these covenants with lenders, or refinancing the facility. The company's credit facility contains a cross default provision which would be triggered in the event of a Protection One default. Protection One believes it will be able to address this matter in a manner so that there is no default under the credit facility or significant impact on its liquidity, but no assurance can be given that Protection One will be able to do so or the terms thereof. If Protection One is unable to maintain adequate liquidity, the company may choose to make additional investments in Protection One, but is not obligated to do so.

Cash Flows from Operating Activities

     Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998:
Cash from operations decreased significantly primarily because of receivables collected in the first quarter of 1998 as part of the settlement of our strategic alliance with ONEOK and reduced earnings in 1999.

     Twelve Months Ended June 30, 1999 Compared to Twelve Months Ended June 30, 1998: Cash from operations increased significantly because of two factors. First, taxes paid of approximately $345 million on the gain on the sale of Tyco common stock reduced twelve months ended June 30, 1998, operating cash flow. Secondly, twelve months ended June 30, 1999, includes the first full year of Protection One operations.

Cash Flows Used In Investing Activities

     Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998:
Cash used in investing activities decreased significantly primarily due to more acquisitions of monitored services companies in the six months of 1998.

     Twelve Months Ended June 30, 1999 Compared to Twelve Months Ended June 30, 1998: Cash used in investing activities increased significantly primarily due to the proceeds received in the third quarter of 1997 from the gain on sale of Tyco common stock offsetting the cash used during the twelve months ended June 30, 1998.

Cash Flows from Financing Activities

     Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998:
Cash from financing activities decreased 32% because we issued less debt as a result of fewer acquisitions in the six months ending June 30, 1999.

     Twelve Months Ended June 30, 1999 Compared to Twelve Months Ended June 30, 1998: Cash from financing activities increased significantly primarily due to additional borrowings incurred for the acquisitions of monitored services companies.


OTHER INFORMATION

Outlook

     While second-quarter results are less than a year ago, we believe that for 1999, electric operations should contribute approximately $129 to $132 million in earnings, assuming normal weather and operations. ONEOK is expected to yield earnings of approximately $36 to $38 million and unallocated interest costs, net of investment income, should reduce earnings by approximately $36 million. For purposes of this information, unallocated interest is interest not included in these estimates for electric operations, ONEOK or Protection One.

     Protection One has had a net loss of $12 million for the six months ended June 30, 1999, and is expected to continue to have a net loss. Due to the outstanding issues relating to Protection One described in the Monitored Services Business Segment above, no estimates are available for Protection One.

     These anticipated results from operations are conditioned by the discussion in "Forward-Looking Statements" discussed in the Introduction above and the discussion regarding potential accounting changes and liquidity at Protection One. See "Forward-Looking Statements," "Monitored Services Business Segment," "Liquidity and Capital Resources," and Notes 4 and 5 to the Consolidated Financial Statements for additional discussion.

Merger Agreement with Kansas City Power & Light Company

     In May 1999, a Stipulation and Agreement was reached with the KCC staff which resulted in a set of settlement recommendations in connection with the KCPL merger. At an administrative meeting on August 11, 1999, the KCC Commissioners generally indicated their support of the merger, however, they could not approve the merger under the terms of the Stipulation and Agreement reached in May. The KCC is expected to issue an order in October 1999.

     In July 1999, a Settlement Agreement was reached with the MPSC staff, the Office of Public Counsel and other key parties in connection with the KCPL merger. The stipulation and agreement have been filed with the MPSC for its review and approval. Significant terms of the Missouri settlement are as follows:

     - An electric rate moratorium of three years beginning on the date the transaction closes
     - Westar Energy would make a one-time rate credit in the amount of $5 million to its Missouri retail customers at the beginning of the second year of the merger
     - Westar Energy's executive headquarters would be located in Kansas City.

     We are currently negotiating with the FERC staff and intervenors. Hearings before FERC, if necessary, are scheduled to begin October 25, 1999.

     We and KCPL have filed an application with the Nuclear Regulatory Commission to approve the Western Resources/KCPL merger and the formation of Westar Energy.

     For additional information on the Merger Agreement with Kansas City Power & Light Company, see Note 3 to Consolidated Financial Statements for further discussion.

Investment in ONEOK, Inc.

     In April 1999, ONEOK and Southwest Gas Corporation (Southwest Gas) agreed to a merger under which ONEOK would pay $30 a share in cash for each Southwest Gas share. The merger has been approved in the state of Nevada, has passed the Hart-Scott-Rodino Act and has been approved by Southwest Gas shareholders.
ONEOK and Southwest Gas have reached agreement with the regulatory staff and the consumer advocate organization in Arizona, and with the California Public Utilities Commission staff and one set of intervenors. The acquisition is scheduled to be completed by the end of the year.

Investment in Hanover Compressor Company

     We own approximately 11% of the outstanding common stock of Hanover Compressor Company through our Westar Capital subsidiary. We have determined that this investment is not strategic to our ongoing business and are reviewing our alternatives to monetize or liquidate this investment.

Collective Bargaining Agreement

     Our contract with the International Brotherhood of Electrical Workers
(IBEW) expired on July 1, 1999. The contract covered approximately 1,440 employees who are currently working under the terms of the contract. We have reached a tentative agreement with the IBEW leadership. The IBEW employees will vote on the contract on September 1, 1999. We have experienced no strikes or work stoppages as a result of the expiration of the contract.

Competition

     On August 10, 1999, the Wichita City Council adopted a resolution authorizing a study to determine the feasibility of creating a municipal electric utility. KGE has an exclusive franchise with the City of Wichita that expires March 2002. Customers within the City of Wichita account for approximately 57% of the sales of KGE.

     KGE will oppose any attempt by the City of Wichita to eliminate KGE as the electric provider to Wichita customers. In order to municipalize KGE's Wichita electric facilities, the City of Wichita would be required to purchase KGE's facilities or build a separate independent system.

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

     Electric Utility Operations: As of June 30, 1999, we have completed the remediation and testing of mission critical systems necessary to continue providing electric service to our customers. On June 30, we reported to the North American Electric Reliability Council (NERC), that based on its standards, we are 100% Year 2000 ready. However, additional testing and remediation of non-mission critical systems, project administration and contingency planning will continue through December 31, 1999. Based on manhours as a measure of work effort, we believe we are approximately 85% complete with our readiness efforts.

     The estimated progress of our departments and business units, exclusive of Protection One and Wolf Creek Nuclear Operating Corporation (WCNOC), at June 30, 1999, based on percentage of completion in manhours and mission critical systems, is as follows:

                                                           Mission
            Department/Business Unit       Manhours        Critical

          Fossil Fuel . . . . . . . . . .     76%            100%
          Power Delivery  . . . . . . . .     79%            100%
          Information Technology. . . . .     88%            100%
          Administrative. . . . . . . . .     84%            100%

     We estimate that total costs to update all of our electric utility operating systems for Year 2000 readiness, excluding costs associated with WCNOC discussed below, to be approximately $6.9 million, of which $4.4 million represents IT costs and $2.5 million represents non-IT costs. As of June 30, 1999, we have expended approximately $5.5 million of these costs, of which $3.7 million represent IT costs and $1.8 million represent non-IT costs. We expect to incur the remaining $1.4 million, of which $0.7 million represents IT costs and $0.7 million represents non-IT costs, by the end of 1999.

     Wolf Creek Nuclear Operating Corporation: The table below sets forth estimates of the status of the components of WCNOC's Year 2000 readiness program at June 30, 1999.

                                                                  Percentage
                   Phase                                          Completion

   Identification and assessment of plant components                 100%
   Identification and assessment of computers/software               100%
   Identification and assessment of other areas                      100%
   Identified critical remediations complete                         100%
   Comprehensive testing guidelines                                  100%
   Comprehensive testing                                             100%
   Contingency planning guidelines                                   100%
   Contingency planning individual plans                             100%

      Additional non-mission critical remediations continue with a goal to be 95% ready by September 30, 1999, and 100% ready by December 31, 1999.

     WCNOC has estimated the costs to complete the Year 2000 project at $3.8 million ($1.8 million, our share). As of June 30, 1999, $2.7 million ($1.3 million, our share) had been spent on the project. A summary of the projected costs to complete and actual costs incurred through June 30, 1999, is as follows:

                                       Projected      Actual
                                         Costs        Costs
                                       (Dollars in Thousands)

     Wolf Creek Labor and Expenses. .    $  499       $  367
     Contractor Costs . . . . . . . .     1,254          920
     Remediation Costs. . . . . . . .     1,995        1,390
       Total. . . . . . . . . . . . .    $3,748       $2,677

     Approximately $2.9 million ($1.4 million, our share) of WCNOC's total Year 2000 cost is purchased items and installation costs associated with remediation. The total projected Year 2000 costs have decreased from the total projected costs of $4.6 million at December 31, 1998, as alternate remediation paths have been identified which have eliminated the need for extensive equipment changeouts. All of these costs are being expensed as they are incurred and are being funded on a daily basis along with our normal costs of operations.

     Monitored Services: Protection One has estimated the total cost to update all critical operating systems for Year 2000 readiness to be approximately $5.0 million. As of June 30, 1999, approximately $2.5 million of these costs had
been incurred.   These costs include labor for both Protection One employees and contract personnel used in the Year 2000 program and non-labor costs for software tools used in the remediation and testing efforts, replacement software, replacement hardware, replacement embedded devices, and other such costs associated with testing and replacement. Management continues to review the projected costs associated with the Year 2000 readiness. To date, the costs of the Year 2000 readiness program have been substantially information-technology related. Non-information technology systems are highly critical to Protection One's business, but are largely beyond our ability to control. This includes telephones, electricity, water, transportation, and governmental infrastructure.

     The costs of the Year 2000 project and the date on which Protection One plans to complete the Year 2000 modification, estimated to be during 1999, are based on the best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved; actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

     Protection One's Year 2000 policy requires testing as a method for verifying the Year 2000 readiness of business-critical items. For those items that are impossible to test, other methods may be used to identify the readiness status, provided adequate contingency plans are established to provide a work around or backup for the item. Development of contingency plans commenced in January 1999 and is scheduled to conclude in September, 1999. Testing of contingency plans, and mobilization for "Millennium Day", will be done in the third and fourth quarters of 1999. Protection One North America's equipment testing is scheduled to be completed by December 20, 1999.

     The table below summarizes the status of the components of Protection One's Year 2000 Readiness Program as of June 30, 1999:

                            North American   Network Multi-    Protection One
Phase:                        Monitoring         Family            Europe

Identification and
  assessment                  Completed        Completed        85% Complete
Remediation and unit
  testing                    95% Complete      Completed        83% Complete
Comprehensive Y2K
  readiness verification:
Guidelines and tools          Completed        Completed          Completed
Testing                      50% Complete     90% Complete      80% Complete
Contingency planning:
Guidelines and tools          Completed        Completed          Completed
Plan development             70% Complete      Completed        20% Complete
Contingency plan testing
  and resourcing:
Guidelines and tools          Completed        Completed          Completed
Testing and resourcing      To do Sept-Nov   To do Sept-Nov    To do Sept-Nov
                                 1999             1999              1999
Mobilization, alert,        To do Nov-Dec    To do Nov-Dec     To do Nov-Dec
  and standby                    1999             1999              1999

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The company has not experienced any significant changes in its exposure to market risk since December 31, 1998. For additional information on the company's market risk, see the Form 10-K dated December 31, 1998.

                    WESTERN RESOURCES, INC.
                  Part II  Other Information

ITEM 1.  LEGAL PROCEEDINGS

     Since April 1999, four alleged class action litigations have been filed in the United States District Court for the Central District of California against Protection One, Inc. and certain of its present and former officers. In two of the actions, Western Resources, Inc. was also named as a defendant. The four actions are: "David Lyons v. Protection One, Inc., Western Resources, Inc., James M. Mackenzie, Jr., John W. Hesse, and John E. Mack, III," No. 99-CV-3755 (C.D.Cal.) (filed April 7, 1999); "Randall Karkutt v. Protection One, Inc., James M. Mackenzie, Jr., and John W. Hesse," No. 99-CV-3798 (C.D.Cal.) (filed April 8, 1999); "David Shaev v.Protection One, Inc., John E. Mack, III, James H. Mackenzie, Jr., and John Hesse," No. 99-CV-4147 (C.D.Cal.) (filed April 20,
1999) and "Mike Ringel v. Protection One, Inc., Western Resources, Inc., James
M. McKenzie, Jr., John W. Hesse, and John E. Mack, III," No. 99-CV-5534 (C.D. Cal.) (filed May 28, 1999). The actions are purportedly brought on behalf of purchasers of the common stock of Protection One, Inc. during periods beginning February 10, 1998 ("Karkutt" and "Ringel"), February 12, 1998 ("Shaev"), or April 23, 1998, ("Lyons") and ending April 1, 1999. All four complaints assert claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934 based on allegations that various statements made by the defendants concerning the financial results of Protection One, Inc. were false and misleading and not in compliance with generally accepted accounting principles. The complaints seek unspecified amounts of damages and an award of fees and expenses, including attorneys fees. By an order dated August 2, 1999, the District Court consolidated the four actions and appointed Ronald Cats as lead plaintiff in the consolidated actions. The Court further ordered that plaintiffs will file a single consolidated amended complaint within sixty days. The company and Protection One believe these actions are without merit and intend to defend against them vigorously.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The company's Annual Meeting of Shareholders was held on June 30, 1999. At the meeting, the shareholders, representing 57,138,300 shares either in person or by proxy, voted to:

     Elect the following directors to serve a term of three years:

                                                Votes
                                           For       Against

     Frank J. Becker. . . . . . . .   55,818,136   1,320,943
     Louis W. Smith . . . . . . . .   55,826,365   1,312,714
     Jane Dresner Sadaka. . . . . .   55,645,818   1,493,261

     The following directors will continue to serve their unexpired terms:
Thomas R. Clevenger, John C. Dicus, David H. Hughes, Russell W. Meyer, Jr., and David C. Wittig.

     Amend the Restated Articles of Incorporation to increase the authorized shares of common stock.

                                                  Votes
                                       For       Against     Abstain

                                   48,059,791   8,212,953     866,335


     Adopt an Employee Stock Purchase Plan.

                                                  Votes
                                       For       Against     Abstain

                                   53,725,163   2,518,017     895,499


     Adopt a Short Term Incentive Plan.

                                                  Votes
                                       For       Against     Abstain

                                   48,619,313   7,185,783   1,333,583


     Amend the 1996 Long Term Incentive and Share Award Plan.

                                                  Votes
                                       For       Against     Abstain

                                   46,465,395   9,199,353   1,474,331


ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

               Exhibit 10.1 -   Amendment to Western Resources, Inc. 1996
                                     Long Term Incentive and Share Award Plan

               Exhibit 10.2 -   Western Resources, Inc. 1999 Short Term
                                     Incentive Plan

               Exhibit 12   -   Computation of Ratio of Consolidated Earnings
                                     to Fixed Charges for 12 Months Ended
                                     June 30, 1999 (filed electronically)

               Exhibit 27   -   Financial Data Schedule (filed electronically)




     (b) Reports on Form 8-K:

              Form 8-K filed April 1, 1999 - Press release reporting Western
                Resources extends filing period for 10-K.

              Form 8-K filed May 11, 1999 - Press release and employee update reporting Western Resources and KCPL Reach Merger Settlement with KCC staff and others.

              Form 8-K filed July 23, 1999 - Press release and employee update reporting Western Resources and KCPL reach agreement in Missouri. Press release and employee update reporting Western Resources announces stock repurchase plan.

              Form 8-K filed August 12, 1999 - Press release reporting Western
                 Resources second quarter earnings.

                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Western Resources, Inc.



Date         August 16, 1999           By         /s/ WILLIAM B. MOORE
                                            William B. Moore, Executive
                                           Vice President, Chief Financial
                                               Officer and Treasurer


Date         August 16, 1999           By         /s/ LEROY P. WAGES
                                              Leroy P. Wages, Controller