Form 10-Q
period 1999-09-30
WESTERN RESOURCES INC /KS
filed 1999-11-12
CIK 54507

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
  _____
          EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 1999
                               -----------------------------------------------

                                       OR

  _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                           Yes X                       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at November 12, 1999
-----------------------------                 --------------------------------
Common Stock, $5.00 par value                          68,091,577

                             WESTERN RESOURCES, INC.
                                      INDEX


                                                                      Page No.

Part I.  Financial Information

   Item 1.  Financial Statements

        Consolidated Balance Sheets                                        3

        Consolidated Statements of Income                                4 - 5

        Consolidated Statements of Comprehensive Income                    6

        Consolidated Statements of Cash Flows                              7

        Consolidated Statements of Cumulative Preferred Stock              8

        Consolidated Statements of Shareholders' Equity                    9

        Notes to Consolidated Financial Statements                        10

   Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      19

   Item 3.  Quantitative and Qualitative Disclosures About
                 Market Risk                                              37

Part II.  Other Information

   Item 1.  Legal Proceedings                                             38

   Item 2.  Changes in Securities and Use of Proceeds                     38

   Item 3.  Defaults Upon Senior Securities                               38

   Item 4.  Submission of Matters to a Vote of Security Holders           38

   Item 5.  Other Information                                             38

   Item 6.  Exhibits and Reports on Form 8-K                              39

Signatures                                                                40


                             WESTERN RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                              September 30,    December 31,
                                                                  1999             1998
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . .    $   25,512        $   16,394
  Accounts receivable (net) . . . . . . . . . . . . . . . .       255,205           218,243
  Inventories and supplies (net). . . . . . . . . . . . . .       104,956            95,590
  Marketable securities . . . . . . . . . . . . . . . . . .       183,438           288,077
  Prepaid expenses and other. . . . . . . . . . . . . . . .        66,837            57,225
                                                               ----------        ----------
    Total Current Assets. . . . . . . . . . . . . . . . . .       635,948           675,529
                                                               ----------        ----------

PROPERTY, PLANT AND EQUIPMENT (NET) . . . . . . . . . . . .     3,845,333         3,799,916
                                                               ----------        ----------

OTHER ASSETS:
  Investment in ONEOK . . . . . . . . . . . . . . . . . . .       605,533           615,094
  Customer accounts (net) . . . . . . . . . . . . . . . . .     1,164,412         1,014,428
  Goodwill (net). . . . . . . . . . . . . . . . . . . . . .     1,115,852         1,188,253
  Regulatory assets . . . . . . . . . . . . . . . . . . . .       358,258           364,213
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       349,618           293,995
                                                               ----------        ----------
    Total Other Assets. . . . . . . . . . . . . . . . . . .     3,593,673         3,475,983
                                                               ----------        ----------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .    $8,074,954        $7,951,428
                                                               ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt. . . . . . . . . . .    $  112,598        $  165,838
  Short-term debt . . . . . . . . . . . . . . . . . . . . .       480,955           312,472
  Accounts payable. . . . . . . . . . . . . . . . . . . . .       103,039           127,834
  Accrued liabilities . . . . . . . . . . . . . . . . . . .       247,432           252,367
  Accrued income taxes. . . . . . . . . . . . . . . . . . .        80,078            32,942
  Deferred security revenues. . . . . . . . . . . . . . . .        62,367            57,703
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .        86,787            85,690
                                                               ----------        ----------
    Total Current Liabilities . . . . . . . . . . . . . . .     1,173,256         1,034,846
                                                               ----------        ----------

LONG-TERM LIABILITIES:
  Long-term debt (net). . . . . . . . . . . . . . . . . . .     3,145,828         3,063,064
  Western Resources obligated mandatorily redeemable
    preferred securities of subsidiary trusts holding
    solely company subordinated debentures. . . . . . . . .       220,000           220,000
  Deferred income taxes and investment tax credits. . . . .       924,789           938,659
  Minority interests. . . . . . . . . . . . . . . . . . . .       197,247           205,822
  Deferred gain from sale-leaseback . . . . . . . . . . . .       201,079           209,951
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       274,377           316,245
                                                               ----------        ----------
    Total Long-term Liabilities . . . . . . . . . . . . . .     4,963,320         4,953,741
                                                               ----------        ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Cumulative preferred stock. . . . . . . . . . . . . . . .        24,858            24,858
  Common stock, par value $5 per share, authorized
   85,000,000 shares, outstanding 67,674,202 and
   65,909,442 shares, respectively. . . . . . . . . . . . .       338,371           329,548
  Paid-in capital . . . . . . . . . . . . . . . . . . . . .       810,324           775,337
  Retained earnings . . . . . . . . . . . . . . . . . . . .       803,594           823,590
  Accumulated other comprehensive income (net)  . . . . . .       (38,769)            9,508
                                                               ----------        ----------
    Total Shareholders' Equity. . . . . . . . . . . . . . .     1,938,378         1,962,841
                                                               ----------        ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . . . .   $8,074,954        $7,951,428
                                                               ==========        ==========


The Notes to  Consolidated  Financial  Statements  are an integral part of these statements.




                             WESTERN RESOURCES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                     Three Months Ended
                                                                        September 30,
                                                                     1999           1998
SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . .     $  495,867     $  598,141
  Security. . . . . . . . . . . . . . . . . . . . . . . . . .        153,131        103,261
                                                                  ----------     ----------
    Total Sales . . . . . . . . . . . . . . . . . . . . . . .        648,998        701,402
                                                                  ----------     ----------

COST OF SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . .        174,099        303,432
  Security. . . . . . . . . . . . . . . . . . . . . . . . . .         49,812         32,555
                                                                  ----------     ----------
    Total Cost of Sales . . . . . . . . . . . . . . . . . . .        223,911        335,987
                                                                  ----------     ----------

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . . .        425,087        365,415
                                                                  ----------     ----------

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . . . . .         84,715         82,376
  Depreciation and amortization . . . . . . . . . . . . . . .        138,989         72,232
  Selling, general and administrative expense . . . . . . . .        100,643         54,533
                                                                  ----------     ----------
    Total Operating Expenses. . . . . . . . . . . . . . . . .        324,347        209,141
                                                                  ----------     ----------

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . . . . .        100,740        156,274
                                                                  ----------     ----------

OTHER INCOME (EXPENSE):
  Investment earnings . . . . . . . . . . . . . . . . . . . .         12,216         14,026
  Gain on sale of Mobile Services Group . . . . . . . . . . .         17,249           -
  Minority interests. . . . . . . . . . . . . . . . . . . . .          6,533           (182)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,888)         1,546
                                                                  ----------     ----------
      Total Other Income (Expense). . . . . . . . . . . . . .         34,110         15,390
                                                                  ----------     ----------

EARNINGS BEFORE INTEREST AND TAXES. . . . . . . . . . . . . .        134,850        171,664
                                                                  ----------     ----------

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . . . . .         61,045         43,465
  Interest expense on short-term debt and other . . . . . . .         14,831         16,012
                                                                  ----------     ----------
      Total Interest Expense. . . . . . . . . . . . . . . . .         75,876         59,477
                                                                  ----------     ----------

EARNINGS BEFORE INCOME TAXES. . . . . . . . . . . . . . . . .         58,974        112,187
                                                                  ----------     ----------

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . .          9,964         40,766
                                                                  ----------     ----------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .         49,010         71,421
                                                                  ----------     ----------

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . . .            282            282
                                                                  ----------     ----------

EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . . .     $   48,728     $   71,139
                                                                  ==========     ==========

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . . .     67,554,168     65,706,665

BASIC EARNINGS PER AVAILABLE COMMON SHARE OUTSTANDING . . . .     $      .72     $     1.08

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . . .     $     .535     $     .535


The Notes to  Consolidated  Financial  Statements  are an integral part of these statements.

                                        4


                             WESTERN RESOURCES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)
                                                                      Nine Months Ended
                                                                         September 30,
                                                                     1999           1998

SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,133,243     $1,269,949
  Security. . . . . . . . . . . . . . . . . . . . . . . . . .        452,480        277,097
                                                                  ----------     ----------
    Total Sales . . . . . . . . . . . . . . . . . . . . . . .      1,585,723      1,547,046
                                                                  ----------     ----------

COST OF SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . .        390,605        550,224
  Security. . . . . . . . . . . . . . . . . . . . . . . . . .        132,968         88,028
                                                                  ----------     ----------
    Total Cost of Sales . . . . . . . . . . . . . . . . . . .        523,573        638,252
                                                                  ----------     ----------

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . . .      1,062,150        908,794
                                                                  ----------     ----------

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . . . . .        253,194        241,927
  Depreciation and amortization . . . . . . . . . . . . . . .        309,528        201,737
  Selling, general and administrative expense . . . . . . . .        247,529        171,767
  Write-off international development activities. . . . . . .         (4,930)          -
                                                                  ----------     ----------
    Total Operating Expenses. . . . . . . . . . . . . . . . .        805,321        615,431
                                                                  ----------     ----------

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . . . . .        256,829        293,363
                                                                  ----------     ----------

OTHER INCOME (EXPENSE):
  Investment earnings . . . . . . . . . . . . . . . . . . . .         49,661         52,439
  Gain on sale of Mobile Services Group . . . . . . . . . . .         17,249           -
  Minority interests. . . . . . . . . . . . . . . . . . . . .          8,382           (453)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,343)        15,362
                                                                  ----------     ----------
      Total Other Income (Expense). . . . . . . . . . . . . .         73,949         67,348
                                                                  ----------     ----------

EARNINGS BEFORE INTEREST AND TAXES. . . . . . . . . . . . . .        330,778        360,711
                                                                  ----------     ----------

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . . . . .        180,335        121,376
  Interest expense on short-term debt and other . . . . . . .         39,839         43,072
                                                                  ----------     ----------
      Total Interest Expense. . . . . . . . . . . . . . . . .        220,174        164,448
                                                                  ----------     ----------

EARNINGS BEFORE INCOME TAXES. . . . . . . . . . . . . . . . .        110,604        196,263
                                                                  ----------     ----------

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . .         22,357         65,612
                                                                  ----------     ----------

NET INCOME BEFORE EXTRAORDINARY GAIN  . . . . . . . . . . . .         88,247        130,651
                                                                  ----------     ----------

EXTRAORDINARY GAIN, NET OF TAX. . . . . . . . . . . . . . . .           -             1,591
                                                                  ----------     ----------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .         88,247        132,242
                                                                  ----------     ----------

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . . .            847          3,309
                                                                  ----------     ----------

EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . . .     $   87,400     $  128,933
                                                                  ==========     ==========

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . . .     66,766,230     65,554,116

BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING:
EARNINGS AVAILABLE FOR COMMON STOCK BEFORE EXTRAORDINARY GAIN     $     1.31     $     1.94
EXTRAORDINARY GAIN. . . . . . . . . . . . . . . . . . . . . .            -              .03
                                                                  ----------     ----------
EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . . .     $     1.31     $     1.97
                                                                  ==========     ==========

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . . .     $    1.605     $    1.605


The Notes to  Consolidated  Financial  Statements  are an integral part of these statements.


                             WESTERN RESOURCES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                   Three Months Ended
                                                                      September 30,
                                                                    1999         1998

Net income. . . . . . . . . . . . . . . . . . . . . . . . .       $ 49,010     $ 71,421
                                                                  --------     --------

Other comprehensive loss, before tax:
  Unrealized holding losses on marketable
    securities arising during the period. . . . . . . . . .        (65,380)     (38,541)
  Less: Reclassification adjustment for gains
    included in net income. . . . . . . . . . . . . . . . .           (211)        -
                                                                  --------     --------
  Unrealized loss on marketable securities (net). . . . . .        (65,591)     (38,541)
  Unrealized gain on currency translation. . . .  . . . . .          1,879         -
                                                                  --------     --------
Other comprehensive loss, before tax. . . . . . . . . . . .        (63,712)     (38,541)
                                                                  --------     --------

Income tax benefit. . . . . . . . . . . . . . . . . . . . .         25,340       15,337
                                                                  --------     --------
Other comprehensive loss, net of tax. . . . . . . . . . . .        (38,372)     (23,204)
                                                                  --------     --------

Comprehensive income. . . . . . . . . . . . . . . . . . . .       $ 10,638     $ 48,217
                                                                  ========     ========



                                                                    Nine Months Ended
                                                                       September 30,
                                                                    1999         1998

Net income. . . . . . . . . . . . . . . . . . . . . . . . .       $ 88,247     $132,242
                                                                  --------     --------

Other comprehensive loss, before tax:
  Unrealized holding losses on marketable
    securities arising during the period. . . . . . . . . .        (80,546)     (17,523)
  Less: Reclassification adjustment for gains
    included in net income. . . . . . . . . . . . . . . . .            (72)        -
                                                                  --------     --------
  Unrealized loss on marketable securities (net). . ..  . .        (80,618)     (17,523)
  Unrealized gain on currency translation. . . .  . . . . .            338         -
                                                                  --------     --------
Other comprehensive loss, before tax. . . . . . . . . . . .        (80,280)     (17,523)
                                                                  --------     --------

Income tax benefit. . . . . . . . . . . . . . . . . . . . .         32,003        6,976
                                                                  --------     --------
Other comprehensive loss, net of tax. . . . . . . . . . . .        (48,277)     (10,547)
                                                                  --------     --------

Comprehensive income. . . . . . . . . . . . . . . . . . . .       $ 39,970     $121,695
                                                                  ========     ========



The Notes to  Consolidated  Financial  Statements  are an integral part of these statements.


                             WESTERN RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)
                                                                    Nine Months Ended
                                                                       September 30,
                                                                    1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .     $    88,247    $   132,242
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Extraordinary gain. . . . . . . . . . . . . . . . . . . .            -            (1,591)
  Depreciation and amortization . . . . . . . . . . . . . .         309,528        201,737
  Amortization of gain on sale-leaseback. . . . . . . . . .          (8,872)        (8,871)
  Equity in earnings from investments . . . . . . . . . . .          (7,645)        (3,828)
  Gain on Sale of Mobile Services Group . . . . . . . . . .         (17,249)          -
  Loss on Sale of Marketable Securities . . . . . . . . . .           4,608           -
  Minority Interests  . . . . . . . . . . . . . . . . . . .          (8,382)           453
  Accretion of discount note interest . . . . . . . . . . .          (5,057)         4,635
  Write-off international development activities. . . . . .          (4,930)          -
  Changes in working capital items (net of effects from
    acquisitions):
    Accounts receivable (net) . . . . . . . . . . . . . . .         (29,829)        14,621
    Inventories and supplies. . . . . . . . . . . . . . . .          (7,588)        (1,967)
    Prepaid expenses and other. . . . . . . . . . . . . . .         (18,910)       (16,628)
    Accounts payable. . . . . . . . . . . . . . . . . . . .         (24,795)        18,764
    Accrued liabilities . . . . . . . . . . . . . . . . . .           9,139        (75,712)
    Accrued income taxes. . . . . . . . . . . . . . . . . .          47,136         30,784
    Other . . . . . . . . . . . . . . . . . . . . . . . . .          (9,646)        40,110
  Changes in other assets and liabilities . . . . . . . . .         (44,717)        23,184
                                                                -----------    -----------
      Net cash flows from operating activities. . . . . . .         271,038        357,933
                                                                -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property, plant and equipment (net). . . . .        (186,569)      (112,125)
  Customer account acquisitions . . . . . . . . . . . . . .        (207,657)      (228,352)
  Security alarm monitoring acquisitions, net of cash
     acquired . . . . . . . . . . . . . . . . . . . . . . .         (27,408)      (554,230)
  Proceeds from sale of Mobile Services Group, net of
     cash paid  . . . . . . . . . . . . . . . . . . . . . .          19,087           -
  Purchases of marketable securities. . . . . . . . . . . .         (11,999)      (241,752)
  Proceeds from sale of marketable securities . . . . . . .          30,946           -
  Investment in Paradigm. . . . . . . . . . . . . . . . . .         (32,009)          -
  Proceeds from issuance of stock by subsidiary (net) . . .            -            45,565
  Other investments (net) . . . . . . . . . . . . . . . . .           8,696        (76,468)
                                                                -----------    -----------
      Net cash flows (used in) investing activities . . . .        (406,913)    (1,167,362)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . .         168,483        338,882
  Proceeds of long-term debt. . . . . . . . . . . . . . . .         180,688        688,782
  Retirements of long-term debt . . . . . . . . . . . . . .        (125,422)      (135,037)
  Issuance of common stock issued (net) . . . . . . . . . .          29,487         13,035
  Redemption of preference stock. . . . . . . . . . . . . .            -           (50,000)
  Cash dividends paid . . . . . . . . . . . . . . . . . . .        (108,243)      (107,153)
                                                                -----------    -----------
      Cash flows from financing activities. . . . . . . . .         144,993        748,509
                                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . .           9,118        (60,920)

CASH AND CASH EQUIVALENTS:
  Beginning of the period . . . . . . . . . . . . . . . . .          16,394         76,608
                                                                -----------    -----------
  End of the period . . . . . . . . . . . . . . . . . . . .     $    25,512    $    15,688
                                                                ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized . . . . . . . . . . . . . . . . . . . . . .     $   252,535    $   180,058
  Income taxes. . . . . . . . . . . . . . . . . . . . . . .           1,065         32,138


The Notes to  Consolidated  Financial  Statements  are an integral part of these statements.


                             WESTERN RESOURCES, INC.
              CONSOLIDATED STATEMENTS OF CUMULATIVE PREFERRED STOCK
                             (Dollars in Thousands)
                                   (Unaudited)

                                                        September 30,      December 31,
                                                            1999              1998

  Preferred stock not subject to mandatory redemption,
    Par value $100 per share, authorized
    600,000 shares, outstanding -
      4 1/2% Series, 138,576 shares. . . . . . . . . .   $   13,858        $   13,858
      4 1/4% Series, 60,000 shares . . . . . . . . . .        6,000             6,000
      5% Series, 50,000 shares . . . . . . . . . . . .        5,000             5,000
                                                         ----------        ----------
  Total Preferred Stock. . . . . . . . . . . . . . . .   $   24,858        $   24,858
                                                         ==========        ==========




The Notes to  Consolidated  Financial  Statements  are an integral part of these statements.

                             WESTERN RESOURCES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)



                                       Three Months Ended          Nine Months Ended
                                           September 30,              September 30,
                                         1999        1998           1999        1998
                                      ----------  ----------     ----------  ----------

Cumulative Preferred and
Preference Stock:
  Beginning balance. . . . . . .      $   24,858  $   24,858     $   24,858  $   74,858
  Redemption of preference stock            -           -              -        (50,000)
                                       ---------   ---------      ----------  ---------
  Ending balance . . . . . . . .          24,858      24,858         24,858      24,858
                                       ---------   ---------      ---------   ---------

Common Stock:
  Beginning balance. . . . . . .         335,844     327,865        329,548     327,048
  Issuance of common stock . . .           2,527         801          8,823       1,618
                                       ---------   ---------      ---------   ---------
  Ending balance . . . . . . . .         338,371     328,666        338,371     328,666
                                       ---------   ---------      ---------   ---------

Paid-in-Capital:
  Beginning balance. . . . . . .         801,860     766,453        775,337     760,553
  Expenses on common stock . . .            -           -              -           -
  Issuance on common stock . . .           8,464       5,517         34,987      11,417
                                       ---------   ---------      ---------   ---------
  Ending balance . . . . . . . .         810,324     771,970        810,324     771,970
                                       ---------   ---------      ---------   ---------

Retained Earnings:
  Beginning balance. . . . . . .         791,330     907,634        823,590     919,911
  Net income . . . . . . . . . .          49,010      71,421         88,247     132,242
  Dividends on preferred and
    preference stock . . . . . .            (282)       (282)          (847)     (3,309)
  Dividends on common stock. . .         (36,464)    (35,162)      (107,396)   (105,233)
                                       ---------   ---------      ---------   ---------
  Ending balance . . . . . . . .         803,594     943,611        803,594     943,611
                                       ---------   ---------      ---------   ---------

Accumulated Other Comprehensive
Income (net):
  Beginning balance. . . . . . .            (397)     24,776          9,508      12,119
  Unrealized loss on
    equity securities. . . . . .         (65,591)   (38,541)       (80,618)     (17,523)
  Unrealized gain on
    currency translation . . . .           1,879        -               338        -
  Income tax benefit . . . . . .          25,340      15,337         32,003       6,976
                                       ---------   ---------      ---------   ---------
  Ending balance . . . . . . . .         (38,769)      1,572        (38,769)      1,572
                                       ---------   ---------      ---------   ---------

Total Shareholders' Equity            $1,938,378  $2,070,677     $1,938,378  $2,070,677
                                       =========   =========      =========   =========





The Notes to  Consolidated  Financial  Statements  are an integral part of these statements.

                             WESTERN RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of Business: Western Resources, Inc. (the company) is a publicly-traded, consumer services company. The company's primary business activities are providing electric generation, transmission and distribution services to approximately 627,000 customers in Kansas and providing monitored services to approximately 1.6 million customers in North America, the United Kingdom and Continental Europe. In addition, through the company's 45% ownership interest in ONEOK, Inc. (ONEOK), natural gas transmission and distribution services are provided to approximately 1.4 million customers in Oklahoma and Kansas. Rate regulated electric service is provided by KPL, a division of the company and Kansas Gas and Electric Company (KGE), a wholly-owned subsidiary. Monitored services are provided by Protection One, Inc. (Protection One), a publicly-traded, approximately 85%-owned subsidiary.

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

         In management's opinion, all adjustments necessary for a fair presentation of the financial statements have been included. All adjustments are normal recurring adjustments except for adjustments related to the change in accounting method discussed below in Note 2. The results of operations for the three and nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year. Certain purchase price allocations for acquisitions made in 1999 by Protection One were made on a preliminary basis and are subject to change.

         New Pronouncements: On January 1, 1999, the company adopted Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF Issue 98-10). EITF Issue 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in the fair value included in earnings. Adoption of EITF 98-10 resulted in a decrease in operating income of approximately $0.7 million for the nine months ended September 30, 1999.

     Reclassifications: Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.

2.  CHANGE IN ACCOUNTING PRINCIPLE

         Protection One historically amortized the costs it allocated to its customer accounts by using the straight-line method over a ten-year life. The straight-line method, indicated in Accounting Principles Board Opinion No. 17 as the appropriate method for such assets, has been the predominant method used to amortize customer accounts in the monitored services industry. Protection One is not aware of whether the economic life or rate of realization for Protection One's customer accounts differs materially from other monitored services companies.

         The choice of a ten-year life was based on Protection One's estimates and judgments about the amounts and timing of expected future revenues from these assets, the rate of attrition of such revenue over customer life, and average customer account life. Ten years was used because, in Protection One's opinion, it would adequately match amortization cost with anticipated revenue from those assets even though many accounts were expected to produce revenue over periods substantially longer than ten years. Effectively, it expensed the asset costs ratably over an "expected average cost life" that was shorter than the expected life of the revenue stream, thus implicitly giving recognition to projected revenues for a period beyond ten years.

         Protection One has recently concluded a comprehensive review of its amortization policy that was undertaken during the third quarter of 1999. This review was performed specifically to evaluate the historic amortization policy in light of the inherent declining revenue curve over the life of a pool of customer accounts, and Protection One's historical attrition experience. After completing the review, Protection One identified three distinct account pools, each of which has distinct attributes that effect differing attrition characteristics. The pools correspond to Protection One's North America, Multifamily and Europe business segments. These separate pools will be used going forward. For the North America and Europe pools, the analyzed data indicated to Protection One's management that Protection One can expect attrition to be greatest in years one through five of asset life and that a change from a straight-line to a declining balance (accelerated) method would more closely match future amortization cost with the estimated revenue stream from these assets. Protection One has elected to change to that method. No change was made to the method used for the Multifamily pool.

         Adoption of the declining balance method effectively shortens the estimated expected average customer life for these two customer pools, and does so in a way that does not make it possible to distinguish the effect of a change in method (straight-line to declining balance) from the change in estimated lives. In such cases, GAAP requires that the effect of such a change be recognized in operations in the period of the change, rather than as a cumulative effect of a change in accounting principle. Accordingly, the effect of the change in accounting principle increased amortization expense reported in the third quarter by $47 million. Similarly, accumulated amortization recorded on the balance sheet would have been approximately $41 million higher if Protection One had historically used the declining balance method through the end of the second quarter of 1999.

3.  INTERNATIONAL POWER DEVELOPMENT ACTIVITIES

         The company terminated the employment of employees of The Wing Group Limited Co. (Wing) during the first quarter of 1999, in accordance with the company's previously announced plans to exit the international power development business. In addition to these terminations, all development activity was discontinued. Certain exit activities which occurred during the first half of 1999, as contemplated in the exit plan, included closing Wing offices and handling other matters related to terminating the activity of this subsidiary. Through September 30, 1999, approximately $16.8 million has been expended for exit activities of which $13.4 million was incurred for employee settlement costs and $0.8 million was incurred for severance costs. All amounts expended during the nine months ended September 30, 1999, were charged to the exit cost accruals established as of December 31, 1998. These exit cost accruals were reduced by $4.9 million during the second quarter of 1999 due to the actual employee settlement amounts being less than the amounts originally estimated. The impact of this accrual reversal increased pre-tax income.

         At September 30, 1999, approximately $1.2 million of accrued exit fees and shut down costs are included in other current liabilities on the accompanying Consolidated Balance Sheet. The company plans to complete all significant aspects of this closure by the end of 1999.


4. MERGER AGREEMENT WITH KANSAS CITY POWER & LIGHT COMPANY (KCPL)

         On September 28, 1999, the Kansas Corporation Commission (KCC) issued an order in connection with the KCPL merger. On October 13, 1999, the company filed a petition with the KCC for reconsideration of certain portions of the KCC order. Other parties to the proceedings also requested reconsideration of the KCC's order. On November 4, 1999, the KCC issued its order on reconsideration. Significant terms of the KCC order are as follows:

      - An electric rate moratorium of four years beginning on the date the transaction closes
      - Ability to retain all savings  incurred  during the moratorium  period
      - Ability to recover a portion of the remaining acquisition premium of approximately $3.85 million per year for 35 years following the completion of the rate moratorium
      - A cap of $179.45 million for any future determination of stranded costs which result from the merger
      - Implementation of quality of service standards
      - Ability to seek carrying charges on investments in new plant additions during the rate moratorium period
      - At the conclusion of the moratorium, Westar Energy, the new electric company formed as a result of the merger, will be required to file a consolidated cost of service study and separate cost of service studies for each operating division.

         On September 2, 1999, the Missouri Public Service Commission (MPSC) approved the merger of the company and KCPL. No further merger proceedings are scheduled in Missouri. Significant terms of the MPSC order are as follows:

      - An electric rate moratorium of three years beginning on the date the transaction closes
      - Westar Energy would make a one-time rate credit in the amount of $5 million to its Missouri retail customers at the beginning of the second year of the merger
      - Agreements between the company, KCPL, MPSC staff and the Office of Public Counsel on quality of service standards and on cost allocation methodology.

         On September 14, 1999, the company and the Federal Energy Regulatory Commission (FERC) staff filed a Settlement Agreement with the FERC in connection with the KCPL merger. On October 21, 1999, the Settlement Agreement was certified by a FERC administrative law judge and sent to the FERC for approval without hearing. The company expects the receipt of a FERC order around the end of the year. The FERC order is subject to a 30-day period in which requests for rehearing may be made. The Settlement Agreement provides that the settlement will become effective on the first day of the month following the date the FERC order becomes final.

         On November 1, 1999, the company received approval from the Nuclear Regulatory Commission regarding the KCPL merger, the formation of Westar Energy, and the transfer of the ownership licenses to Westar Energy.

         Further requests for reconsideration and appeals could delay the receipt of the final regulatory approvals discussed above. The company believes that the merger could be finalized in the first quarter of 2000. The closing of the merger is subject to the satisfaction or waiver of various regulatory and other conditions and certain rights of termination as outlined in the merger agreement.

         Either party may terminate the merger if the merger does not close by December 31, 1999, or if the Western Resources' Index Price is less than or equal to $29.78 on the tenth day prior to closing. The Western Resources' Index Price was $22.67 at November 8, 1999.

         The company has deferred merger-related costs of $17.6 million as of September 30, 1999.

         For additional information on the Merger Agreement with KCPL, see Note 21 to the Consolidated Financial Statements in the company's 1998 Annual Report on Form 10-K.


5.  LEGAL PROCEEDINGS

         The SEC has commenced a private investigation relating, among other things, to the timeliness and adequacy of disclosure filings with the SEC by the company with respect to securities of ADT Ltd. The company is cooperating with the SEC staff in this investigation.

         The company, its subsidiary Westar Capital, Inc. (Westar), Protection One, its subsidiary Protection One Alarm Monitoring, Inc. (Monitoring), and certain present and former officers and directors of Protection One are defendants in a purported class action litigation pending in the United States District Court for the Central District of California, "David Lyons v. Protection One, Inc., et. al.", No. CV 99-3755 DT (RCx). Pursuant to an Order dated August 2, 1999 which consolidated four pending purported class actions, the plaintiffs filed a single Consolidated Amended Class Action Complaint (Amended Complaint) on October 15, 1999. The Amended Complaint asserts claims under Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 against Protection One, Monitoring, and certain present and former officers and directors of Protection One based on allegations that various statements concerning Protection One's financial results and operations for 1997 and 1998 were false and misleading and not in compliance with GAAP. Plaintiffs allege, among other things, that former employees of Protection One, including an unnamed former executive officer and an unnamed former staff accountant, have reported that Protection One lacked adequate internal accounting controls and that certain accounting information was unsupported or manipulated by management in order to avoid disclosure of accurate information. The Amended Complaint further asserts claims against the company and Westar as controlling persons under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A claim is also asserted under Section 11 of the Securities Act of 1933 against Protection One's auditor, Arthur Andersen LLP. The Amended Complaint seeks an unspecified amount of compensatory damages and an award of fees and expenses, including attorneys' fees. The time for the defendants to respond to the Amended Complaint has not yet expired. The company and Protection One believe that all the claims asserted in the Amended Complaint are without merit and intend to defend against them vigorously. The company and Protection One cannot currently predict the impact of this litigation which could be material.

         The company and its subsidiaries are involved in various other legal, environmental and regulatory proceedings. Management believes that adequate provision has been made and accordingly believes that the ultimate disposition of such matters will not have a material adverse effect upon the company's overall financial position or results of operations.


6.  COMMITMENTS AND CONTINGENCIES

         Manufactured Gas Sites: The company has been associated with 15 former manufactured gas sites located in Kansas which may contain coal tar and other potentially harmful materials. The company and the Kansas Department of Health and Environment (KDHE) entered into a consent agreement governing all future work at the 15 sites. The terms of the consent agreement will allow the company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. At September 30, 1999, the costs incurred for preliminary site investigation and risk assessment have been minimal. In accordance with the terms of the strategic alliance with ONEOK, ownership of twelve of these sites and the responsibility for clean-up of these sites were transferred to ONEOK. The ONEOK agreement limits the company's future liability associated with these sites to an immaterial amount. The company's investment earnings from ONEOK, as recorded in investment earnings on the accompanying Consolidated Income Statements, could be impacted by these costs if insurance and rate allowances do not cover these potential contingencies.

         Securities  and Exchange  Commission  (SEC) Review of  Protection  One:
Protection One has been advised by the Division of Corporation Finance of the SEC that, in the view of the staff, there are errors in Protection One's financial statements which are material and which have had the effect of inflating earnings commencing with the year 1997. Protection One has had extensive discussions with the SEC staff about the methodology used by Protection One to amortize customer accounts, the purchase price allocation to customer accounts in the Network Multifamily acquisition, and other matters. Protection One has restated its 1998 financial statements and its interim financial statements for the quarters ended March 31, 1999, and June 30, 1999. The company did not restate its financial statements due to the immaterial impact of Protection One's restatement. In addition, Protection One has changed the accounting principle used for the amortization of customer accounts. The SEC staff has not indicated it concurs with, nor has the SEC staff determined not to object to, the restatements or the change in accounting principle. The company and Protection One cannot predict whether the SEC staff will make additional comments or take other action that will further impact their financial statements or the effect or timing of any such action.

         Split Dollar Life Insurance Program: Obligations under the company's split dollar life insurance program can increase and decrease based on the company's total return to shareholders. The related liability decreased approximately $0.8 million for the three month period and $10.5 million for the nine month period ended September 30, 1999.

         For additional information on Commitments and Contingencies, see Note 10 to Consolidated Financial Statements in the company's 1998 Annual Report on Form 10-K.


7. DEBT

         Protection One borrows to fund operations in excess of internally generated cash under its senior credit facility. Protection One's ability to borrow under the facility is subject to compliance with certain financial covenants, including a leverage ratio of 5.0 to 1.0 and an interest coverage ratio of 2.75 to 1.0. At year end 1999, the leverage ratio which Protection One will be required to meet under the credit facility will be reduced to 4.5 to
1.0. As of September 30, 1999, the ratios were approximately 6.7 to 1.0 and 2.0 to 1.0.

         The senior credit facility lenders have waived compliance with the current leverage and interest coverage ratio covenants through December 3, 1999. In connection with the waiver, the amount of the credit facility was reduced from $500 million to $250 million. Protection One will not, absent successful implementation of the alternatives discussed below, be in compliance with the current leverage and interest coverage ratio covenants in the credit facility following the expiration of the waiver. Protection One is discussing waivers or amendments to the senior credit facility with the lenders and exploring other alternatives to address these covenant restrictions and the reduced amount of the credit facility, including selling assets to reduce debt or refinancing the facility. The credit facility lenders have requested that Protection One obtain credit support for the facility from the company or one of its affiliates.

Protection One's public debt contains restrictions on providing certain forms of credit support to the credit facility. Further, the company has not made a determination whether it or an affiliate will provide any credit support to the lenders under the facility. If Protection One's negotiations with its senior credit facility lenders are not successful, Protection One will be in default under the credit facility. If the lenders elect to accelerate the outstanding indebtedness under the credit facility, the action would result in defaults under the indentures governing certain of Protection One's outstanding notes and the repayment of the notes could be accelerated if the defaults were not cured within applicable grace periods. Protection One would not be able to repay its indebtedness if repayment is accelerated. Even if the lenders elect not to accelerate the outstanding indebtedness under the credit facility, Protection One will likely experience shortfalls in liquidity which would adversely impact Protection One's ability to meet its cash obligations and have a material adverse effect upon Protection One's financial position and results of operations. The company's credit facility contains a cross default provision which would be triggered in the event of a Protection One default. If Protection One is unable to maintain adequate liquidity, the company may choose to make additional investments in Protection One, but it is not obligated to do so. Protection One believes it will be able to address this matter in a manner so that there is no default under the credit facility or significant impact on its liquidity, but no assurances can be given that Protection One will be able to do so or the terms thereof. See Note 10 for subsequent events concerning a review of Protection One's capital structure and financial alternatives.


8.  INCOME TAXES

         Total income tax expense included in the Consolidated Statements of Income reflects the Federal statutory rate of 35%. The Federal statutory rate produces effective income tax rates of 16.9% and 20.2% for the three and nine month periods ended September 30, 1999 compared to 36.3% and 33.4% for the three and nine month periods ended September 30, 1998. The effective tax rate has been reduced from 24.0% as of June 30, 1999, to 20.2% as of September 30, 1999, which represents the currently expected effective tax rate for 1999. The benefit recorded in the third quarter for this change in estimate approximated $3.9 million. This change in estimate was based on downward revisions in forecasted earnings for 1999. The effective income tax rates vary from the Federal statutory rate primarily due to the receipt of non-taxable proceeds from our corporate owned life insurance policies, the tax benefit of excluding 70% of the dividends received from ONEOK, the generation and utilization of tax credits from Affordable Housing investments, the amortization of prior years' investment tax credits, and the amortization of non-deductible goodwill.

9.  SEGMENTS OF BUSINESS

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


Three Months Ended September 30, 1999:
                                                                           Eliminating/
                      Fossil     Nuclear     Power    Monitored            Reconciling
                    Generation Generation  Delivery   Services  (1)Other      Items      Total
                                              (Dollars in Thousands)
External sales. . . $  148,251 $     -    $  347,301 $  153,131 $      315 $     -     $  648,998
Allocated sales . .    158,141     28,987     84,366       -          -      (271,494)       -
Earnings before
 interest and taxes     82,383     (4,817)    94,084    (39,804)     6,202     (3,198)    134,850
Interest expense. .                                                                        75,876
Earnings before
 income taxes . . .                                                                        58,974
Identifiable assets  1,435,237  1,093,946  1,802,385  2,605,665  1,218,474    (80,753)  8,074,954

Three Months Ended September 30, 1998:
                                                                           Eliminating/
                       Fossil    Nuclear     Power    Monitored            Reconciling
                    Generation Generation  Delivery   Services  (2)Other      Items      Total
                                              (Dollars in Thousands)
External sales. . . $  241,264 $     -    $  356,537  $ 103,261 $      340 $           $  701,402
Allocated sales . .    148,284     29,375     16,623       -          -      (194,282)       -
Earnings before
 interest and taxes     34,379     (6,171)   117,468     18,297      6,069      1,622     171,664
Interest expense. .                                                                        59,477
Earnings before
 income taxes . . .                                                                       112,187
Identifiable assets  1,342,544  1,115,205  1,899,984   2,389,955 1,345,607   (122,808)  7,970,487

Nine Months Ended September 30, 1999:
                                                                           Eliminating/
                      Fossil     Nuclear     Power    Monitored            Reconciling
                    Generation Generation  Delivery   Services  (3)Other      Items      Total
                                              (Dollars in Thousands)
External sales. . . $  305,786 $     -    $  826,488 $ 452,480  $      968 $        1  $1,585,723
Allocated sales . .    421,493     78,803    224,048      -           -      (724,344)       -
Earnings before
 interest and taxes    176,304    (20,156)   133,557    (8,286)     57,524     (8,165)    330,778
Interest expense. .                                                                       220,174
Earnings before
 income taxes . . .                                                                       110,604
Identifiable assets  1,435,237  1,093,946  1,802,385  2,605,665  1,218,474   (80,753)   8,074,954


Nine Months Ended September 30, 1998:
                                                                           Eliminating/
                       Fossil    Nuclear     Power    Monitored            Reconciling
                    Generation Generation  Delivery   Services  (4)Other      Items      Total
                                              (Dollars in Thousands)
External sales. . . $  417,785 $     -    $  851,189 $ 277,097  $      987 $      (12) $1,547,046
Allocated sales . .    396,859     87,901     49,869      -           -      (534,629)      -
Earnings before
 interest and taxes    116,234    (15,703)   176,653    45,490      30,164      7,873     360,711
Interest expense. .                                                                       164,448
Earnings before
 income taxes . . .                                                                       196,263
Identifiable assets  1,342,544  1,115,205  1,899,984   2,389,955 1,345,607   (122,808)  7,970,487

(1) Earnings before interest and taxes includes investment earnings of $12.2 million.
(2) Earnings before interest and taxes includes investment earnings of $14.0 million.
(3) Earnings before interest and taxes includes investment earnings of $49.7 million.
(4) Earnings before interest and taxes includes investment earnings of $52.4 million.


1O.  SUBSEQUENT EVENTS

         In October 1999, the company and Protection One jointly announced a review of the capital structure and financial alternatives for Protection One, including: review of Protection One's capital structure; changes in financial ownership interests, including spinning or splitting off some portion or all of the company's interest; potential purchase of selected Protection One assets, seeking new sources of debt and equity capital; refinancing existing debt; the repurchase of Protection One debt by either Protection One or the company; and other options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         In Management's Discussion and Analysis of Financial Condition and Results of Operations we explain the general financial condition and the operating results for Western Resources, Inc. and its subsidiaries. We explain:

       -  What factors impact our business
       - What our earnings and costs were for the three and nine month periods ending September 30, 1999, and 1998
       -  Why these  earnings and costs  differed from period to period
       -  How our earnings  and costs  affect our overall  financial  condition
       - Any other items that particularly affect our financial condition or earnings.

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in the 1998 Annual Report on Form 10-K and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in our 1998 Annual Report on Form 10-K.

Forward-Looking Statements

         Certain matters discussed here and elsewhere in this Form 10-Q are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we "believe," "anticipate," "expect" or words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations, or goals. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rate and other regulatory matters, closing of the KCPL transaction, successful integration of our and KCPL's businesses and achievement of anticipated cost savings, the outcome of accounting issues being reviewed by the SEC staff regarding Protection One, possible corporate restructurings, mergers, acquisitions, dispositions, liquidity and capital resources, compliance with debt covenants, interest and dividend rates, Year 2000 Issue, environmental matters, changing weather, nuclear operations, ability to enter new markets successfully and capitalize on growth opportunities in nonregulated businesses, events in foreign markets in which investments have been made, and accounting matters. What happens in each case could vary materially from what we expect because of such things as electric utility deregulation, including ongoing state and federal activities; future economic conditions; legislative and regulatory developments; our regulatory and competitive markets; and other circumstances affecting anticipated operations, sales and costs.

OPERATING RESULTS

Western Resources, Inc. Consolidated

         Three Months Ended September 3O, 1999 Compared to Three Months Ended September 3O, 1998: Basic earnings per share for the third quarter in 1999 were $0.72 per common share compared to $1.08 per common share in the third quarter of 1998. The 33% decrease is primarily attributable to higher expenses at Protection One including higher cost of sales, higher amortization of intangible assets, increased selling, general and administrative expenses, and higher interest expense. Partially offsetting these increased expenses was a gain on the sale of Protection One's Mobile Services Group. See discussion below in "Monitored Services Business Segment."

         Nine Months Ended September 3O, 1999 Compared to Nine Months Ended September 3O, 1998: Basic earnings per share for the nine months ended September 30, 1999, were $1.31 per common share compared to $1.97 per common share for the same period in 1998. The primary reasons for this 34% decline are higher expenses at Protection One including higher cost of sales, higher amortization of intangible assets; higher selling, general and administrative expense; and higher interest expense. Partially offsetting these increased expenses was a gain on the sale of Protection One's Mobile Services Group. See discussion below in "Monitored Services Business Segment."

Electric Utility

         Net income from our electric utility business increased 26% and 14% for the three and nine months ended September 30, 1999, compared to the same periods last year due primarily to increased power marketing margin and increased wholesale sales. In the summer of 1999, we had increased power plant availability during hot weather when demand was high. Partially offsetting these increases were lower retail sales due to weather which was 12% cooler during third quarter 1999 compared to third quarter 1998.

         The cumulative effect of the electric rate decreases implemented on June 1, 1998, and June 1, 1999, reduced net income by $2 million for the three months ended September 30, 1999, and $5 million for the nine months ended September 30, 1999.

         The following table reflects the (decreases)/increases in electric sales volumes for the three and nine months ended September 30, 1999, from the comparable periods of 1998.

                                        Three Months   Nine Months
                                           Ended         Ended
                Residential. . . . .       (5.1)%       (5.8)%
                Commercial . . . . .       (1.8)%       (0.4)%
                Industrial . . . . .       (1.2)%       (1.9)%
                Other. . . . . . . .       (1.9)%       (0.4)%
                                          -------       ------
                  Total retail . . .       (2.9)%       (2.7)%
                Wholesale. . . . . .       12.6 %       11.1 %
                  Total. . . . . . .        0.4 %        0.2 %
                                          =======       ======

         Three Months Ended September 3O, 1999 Compared to Three Months Ended September 3O, 1998: Electric sales, other than power marketing sales, increased $10 million due to higher wholesale sales of $20 million. Due to warmer than normal weather throughout the Midwest in July and increased availability of our coal-fired generation stations, we were able to sell more electricity to wholesale customers than in 1998. Conversely, in the summer of 1998, one of our coal-fired generation units was unavailable for an extended period of time reducing our wholesale sales capacity. This increase was offset by a decrease in retail customer sales of $10 million due to cooler weather for the third quarter 1999 compared to the third quarter 1998 and the effect of the electric rate decrease implemented on June 1, 1999.

         Power marketing sales were $112 million, or 58%, lower and cost of sales were $124 million, or 65%, lower due to lower sales volumes compared to last year. In 1999 and 1998, the wholesale power market experienced extreme volatility in prices and supply. This volatility impacts our cost of power purchased and our participation in power trades.

         Electric cost of sales also reflected lower purchased power expense offset by higher fossil fuel expense. We had lower purchased power expense in 1999 compared to 1998 because one of our coal-fired generation units was unavailable for an extended period of time in the summer of 1998. This decrease was partially offset by higher fossil fuel expense needed to operate the coal-fired generation unit in 1999.

         Total operating expenses increased $6 million primarily due to increased employee benefits expense, including the amortization of post-employment benefits previously deferred in accordance with a regulatory order.

         Nine Months Ended September 3O, 1999 Compared to Nine Months Ended September 3O, 1998: Electric sales, other than power marketing sales, decreased $2 million due to lower retail electric sales of $25 million partially offset by higher wholesale sales of $23 million. Retail sales were lower due to cooler weather in 1999 compared to 1998 and the cumulative effect of the electric rate decreases implemented on June 1, 1998, and June 1, 1999. Wholesale sales were higher during the summer for the reasons discussed above.

         Power marketing sales were $135 million, or 44%, lower and cost of sales were $151 million, or 50%, lower due to lower sales volumes compared to last year.

         Electric cost of sales also reflected lower purchased power expense offset by higher fossil fuel expense. We had lower purchased power expense in 1999 compared to 1998 because one of our coal-fired generation units was unavailable for an extended period of time in the summer of 1998. This decrease was partially offset by higher fossil fuel expense. Fossil fuel expense was higher due to Wolf Creek being off-line for a scheduled refueling and maintenance outage during the second quarter of 1999 and the availability in 1999 of the coal-fired generation unit that was unavailable in 1998. Coal-fired generating stations were used to meet generation demands while Wolf Creek was off-line. Coal is a more expensive fuel to use than nuclear fuel.

         We had $14 million higher operating expenses primarily due to higher generating plant and distribution system maintenance costs of $8 million. Slightly higher depreciation and amortization expense and selling, general and administrative expense also contributed to the increased operating expenses.

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

         Fossil Generation

                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                     1999      1998           1999      1998
                                   ------------------       ------------------
                                             (Dollars in Thousands)
              External sales. . .  $148,251  $241,264       $305,786  $417,785
              Allocated sales . .   158,141   148,284        421,493   396,859
              EBIT. . . . . . . .    82,383    34,379        176,304   116,234

         Fossil Generation's external sales reflect power produced for sale to external wholesale customers outside our historical marketing territory and internally to the power delivery segment.

         Three Months Ended September 3O, 1999 Compared to Three Months Ended September 3O, 1998: External sales decreased $93 million due to 58% lower power marketing sales. This decrease was partially offset by higher wholesale sales of $20 million due to the reasons discussed above in "Electric Utility." Allocated sales and EBIT were higher due to an increase in the internal transfer price Fossil Generation charged to Power Delivery.

         Nine Months Ended September 3O, 1999 Compared to Nine Months Ended September 3O, 1998: External sales decreased $112 million due to 44% lower power marketing sales. This decrease was partially offset by higher wholesale sales of $23 million due to reasons discussed above in "Electric Utility". Allocated sales and EBIT were higher due to an increase in the internal transfer price Fossil Generation charged to Power Delivery.

         Nuclear Generation

                                   Three Months Ended       Nine Months Ended
                                      September 30,            September 30,
                                     1999      1998           1999      1998
                                   ------------------       ------------------
                                                (Dollars in Thousands)
              Allocated sales . .  $28,987    $29,375       $78,803    $87,901
              EBIT. . . . . . . .   (4,817)    (6,171)      (20,156)   (15,703)

     Nuclear Generation has no external sales because it provides all of its power to its co-owners KGE, KCPL and Kansas Electric Power Cooperative, Inc. The amounts above are our 47% share of Wolf Creek's operating results. Nuclear

Generation's EBIT is negative because its transfer price is less than its fixed costs.

         Three Months Ended September 3O, 1999 Compared to Three Months Ended September 3O, 1998: Allocated sales and EBIT did not materially change for the three months ended September 30, 1999 compared to the same period of 1998.

         Nine Months Ended September 3O, 1999 Compared to Nine Months Ended September 3O, 1998: Allocated sales and EBIT decreased primarily due to the scheduled refueling and maintenance outage at Wolf Creek during 1999.

         Power Delivery

                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                     1999      1998          1999      1998
                                   ------------------      ------------------
                                             (Dollars in Thousands)
         External sales. . .       $347,301  $356,537      $826,488  $851,189
         Allocated sales . .         84,366    16,623       224,048    49,869
         EBIT. . . . . . . .         94,084   117,468       133,557   176,653

         Three Months Ended September 3O, 1999 Compared to Three Months Ended September 3O, 1998: External sales decreased $9 million primarily due to 3% lower retail electric sales volumes, as discussed above in "Electric Utility."

         Allocated sales were $68 million higher due to a change in the intra-segment transfer pricing involving the use of the distribution lines and transformers.

         EBIT decreased $23 million primarily due to $9 million lower external sales, $4 million higher demand charges allocated to Fossil Generation and $2 million in ancillary services fees allocated to Fossil Generation. No ancillary services fees were allocated to Fossil Generation in 1998. Ancillary services include voltage control, regulation and frequency response, and spinning reserve.

         Nine Months Ended September 3O, 1999 Compared to Nine Months Ended September 3O, 1998: External sales decreased $25 million due primarily to 3% lower retail electric sales volumes, as discussed above in "Electric Utility."

         Allocated sales were $174 million higher due to a change in the intra-segment transfer pricing involving the use of the distribution lines and transformers.

         EBIT decreased $43 million primarily due to $25 million lower external sales, $12 million higher demand charges allocated to Fossil Generation and $6 million in ancillary services fees allocated to Fossil Generation. No ancillary services fees were allocated to Fossil Generation in 1998.

Monitored Services Business Segment

         The results discussed below reflect Protection One on a stand-alone basis and do not take into consideration the minority interest of about 15% at September 30, 1999.

                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                     1999      1998          1999      1998
                                   ------------------      ------------------
                                          (Dollars in Thousands)
         External sales. . .       $153,131  $103,261      $452,480  $277,096
         EBIT. . . . . . . .        (39,804)   18,297        (8,286)   45,490

         Compared to prior periods, external sales for the three and nine months ended September 30, 1999, have increased significantly following Protection One's acquisitions of security businesses in Europe in the second quarter and late in the third quarter of 1998 and the continued growth of Protection One's North America operations.

         Three Months Ended September 3O, 1999 Compared to Three Months Ended September 3O, 1998: Higher cost of sales, higher amortization of intangibles, and higher selling, general and administrative expense lowered EBIT for the three months ended September 30, 1999.

         Cost of sales increased approximately $17 million primarily because of Protection One's acquisitions of security businesses in Europe in the second quarter and late in the third quarter of 1998 and increased staffing in Protection One's North America customer care centers.

         Amortization of intangibles and depreciation expense increased approximately $65 million. Approximately $47 million, or 72%, of the increase is related to Protection One's change in accounting principle as described in Note 2 to the Consolidated Financial Statements and in "Other Information" below. The remainder of the increase is due primarily to Protection One's acquisitions of security businesses in Europe in the second quarter and late in the third quarter of 1998 and the continued growth of Protection One's North America operations.

         Selling, general and administrative expense increased approximately $27 million primarily due to Protection One's acquisitions of security businesses in Europe in the second quarter and late in the third quarter of 1998. Other items contributing to the increase included, higher professional fees, higher provision for bad debt expense and additional costs associated with the dealer program.

         Additionally, EBIT was affected by non-recurring gains in other income. In 1999, Protection One recognized an approximate $17 million gain on the sale of its Mobile Services Group as discussed below in "Other Information." In 1998, Protection One recorded an approximate $7 million gain primarily due to the repurchase of customer contracts covered by a financing agreement.

         Nine Months Ended September 3O, 1999 Compared to Nine Months Ended September 3O, 1998: Higher cost of sales, higher amortization of intangibles, and higher selling, general and administrative expense lowered EBIT for the nine months ended September 30, 1999.

         Cost of sales increased approximately $45 million primarily because of Protection One's acquisitions of security businesses in Europe in the second quarter and late in the third quarter of 1998 and the continued growth of Protection One's North America operations.

         Amortization of intangibles and depreciation expense increased approximately $104 million. Approximately $47 million, or 45%, of the increase is related to Protection One's change in accounting principle described in Note 2 to the Consolidated Financial Statements and in "Other Information" below.

         Selling, general and administrative expense increased approximately $65 million primarily due to Protection One's acquisitions of security businesses in Europe in the second quarter and late in the third quarter of 1998 and the continued growth of Protection One's North America operations.

         Additionally, EBIT was affected by non-recurring gains in other income. In 1999, Protection One recognized an approximate $17 million gain on the sale of its Mobile Services Group as discussed below in "Other Information." In 1998, Protection One recorded an approximate $21 million gain primarily due to the repurchase of customer contracts covered by a financing agreement.

Western Resources, Inc. Consolidated

Other Income (Expense)

         Other income (expense) includes miscellaneous income and expenses not directly related to our operations.

         Three Months Ended September 3O, 1999 Compared to Three Months Ended September 3O, 1998: The increase in other income during 1999 is primarily attributable to the sale of Protection One's Mobile Services Group on which Protection One recognized a non-recurring gain of approximately $17 million. Earnings on our investment in ONEOK increased $2 million over the same period from 1998. Additionally, our recent investment in Paradigm in early 1999 generated $1 million in equity earnings. We recorded $4 million for the gain on sale of part of our Hanover Compressor Company (Hanover) investment. In 1998, our other income was generated primarily from a non-recurring gain of $7 million primarily from the repurchase of customer contracts covered by a financing arrangement and earnings from our ONEOK investment.

         Nine Months Ended September 3O, 1999 Compared to Nine Months Ended September 3O, 1998: The increase in other income during 1999 is primarily attributable to the sale of Protection One's Mobile Services division in the third quarter, on which Protection One recognized a non-recurring gain of $17 million. Earnings on our investment in ONEOK increased $3 million over the same period from 1998. Additionally, our recent investment in Paradigm in early 1999 has generated $3 million in equity earnings through September 30, 1999. In 1998, our other income was generated primarily from $14 million of COLI death proceeds, a non-recurring gain of $21 million primarily from the repurchase of customer contracts covered by a financing arrangement, and earnings from our ONEOK investment.

Interest Expense

         Three Months Ended September 3O, 1999 Compared to Three Months Ended September 3O, 1998: Interest expense increased approximately 28% because of approximately $18 million more interest expense on long-term debt. The increase primarily reflects the increased debt level at Protection One. The additional debt was used to fund accounts purchased under the Dealer Program, acquisitions of security businesses, and operations. Short-term debt interest expense was $1 million lower due to lower average balances of short-term debt in 1999.

         Nine Months Ended September 3O, 1999 Compared to Nine Months Ended September 3O, 1998: Interest expense increased 34% because Protection One borrowed additional long-term debt to fund acquisitions and to acquire customer accounts. Western Resources also had higher long-term debt interest expense because of the 6.25% and 6.8% unsecured senior notes due 2018 that we issued in third quarter of 1998. Short-term debt interest expense was $3 million lower due to lower average balances of short-term debt in 1999.

Income Taxes

         Three Months Ended September 3O, 1999 Compared to Three Months Ended September 3O, 1998: Income tax expense decreased $31 million and the effective tax rate decreased from 36% to 17%. These decreases are primarily due to lower earnings before income taxes in 1999. Earnings before income taxes decreased primarily due to a net loss from Protection One as discussed in "Monitored Services Business Segment" and higher consolidated interest expense. The effective income tax rates are affected by the receipt of non-taxable proceeds from our corporate owned life insurance policies, the tax benefit of excluding 70% of the dividends received from ONEOK, the generation and utilization of tax credits from Affordable Housing investments, the amortization of prior years' investment tax credits, and the amortization of non-deductible goodwill.

         Nine Months Ended September 3O, 1999 Compared to Nine Months Ended September 3O, 1998: Income tax expense decreased $43 million and the effective tax rate decreased from 33% to 20%. These decreases are primarily due to lower earnings before income taxes in 1999. Earnings before income taxes decreased primarily due to a net loss from Protection One as discussed in "Monitored Services Business Segment" and higher consolidated interest expense. The effective income tax rates are affected for the reasons listed above.

LIQUIDITY AND CAPITAL RESOURCES

         We had $26 million in cash and cash equivalents at September 30, 1999. We consider highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At September 30, 1999, we had approximately $481 million of short-term debt outstanding, of which $370 million was commercial paper. We also have arrangements with certain banks to provide unsecured short-term lines of credit on a committed basis totaling approximately $821 million. The unused portion of these lines of credit are used to provide support for commercial paper. Current maturities of long-term debt were $113 million at September 30, 1999.

         In July 1999, we announced a stock repurchase program for up to $25 million of our common stock. The program authorizes us to make purchases of our common stock in the open market. The timing and terms of purchases, and the number of shares actually purchased, will be determined by management based on market conditions and other factors. The purchased shares would be held in treasury and will be available for general corporate purposes or resale at a future date, or will be retired. Any purchases will be financed with short-term debt, or made from available funds. No shares have been purchased under this program.

         We may, from time-to-time, repurchase Protection One non-convertible debt. We may spend up to $50 million for this purpose. The timing and terms of purchases, and the amount of debt actually purchased, will be based on market conditions and other factors. Purchases are expected to be made in the open market or through negotiated transactions. As of September 30, 1999, Protection One had approximately $708 million principal amount of non-convertible debt outstanding.

         Protection One borrows to fund operations in excess of internally generated cash under its senior credit facility. Protection One's ability to borrow under the facility is subject to compliance with certain financial covenants, including a leverage ratio of 5.0 to 1.0 and an interest coverage ratio of 2.75 to 1.0. At year end 1999, the leverage ratio which Protection One will be required to meet under the credit facility will be reduced to 4.5 to
1.0. As of September 30, 1999, the ratios were approximately 6.7 to 1.0 and 2.0 to 1.0.

         The senior credit facility lenders have waived compliance with the current leverage and interest coverage ratio covenants through December 3, 1999. In connection with the waiver, the amount of the credit facility was reduced from $500 million to $250 million. Protection One will not, absent successful implementation of the alternatives discussed below, be in compliance with the current leverage and interest coverage ratio covenants in the credit facility following the expiration of the waiver. Protection One is discussing waivers or amendments to the senior credit facility with the lenders and exploring other alternatives to address these covenant restrictions and the reduced amount of the credit facility, including selling assets to reduce debt or refinancing the facility. The credit facility lenders have requested that Protection One obtain credit support for the facility from us or one of our affiliates. Protection One's public debt contains restrictions on providing certain forms of credit support to the credit facility. Further, we have not made a determination whether we or an affiliate will provide any credit support to the lenders under the facility. If Protection One's negotiations with its senior credit facility lenders are not successful, Protection One will be in default under the credit facility. If the lenders elect to accelerate the outstanding indebtedness under the credit facility, the action would result in defaults under the indentures governing certain of Protection One's outstanding notes and the repayment of the notes could be accelerated if the defaults were not cured within applicable grace periods. Protection One would not be able to repay its indebtedness if repayment is accelerated. Even if the lenders elect not to accelerate the outstanding indebtedness under the credit facility, Protection One will likely experience shortfalls in liquidity which would adversely impact Protection One's ability to meet its cash obligations and have a material adverse effect upon Protection One's financial position and results of operations. Our credit facility contains a cross default provision which would be triggered in the event of a Protection One default. If Protection One is unable to maintain adequate liquidity, we may choose to make additional investments in Protection One, but we are not obligated to do so. Protection One has been advised by its independent public accountants that if the issues related to Protection One's facility have not been resolved prior to the completion of their audit of Protection One's financial statements for the year ending December 31, 1999, their auditors' report on those financial statements may be qualified as being subject to the ultimate outcome of that contingency. Protection One believes it will be able to address this matter in a manner so that there is no default under the credit facility or significant impact on its liquidity, but no assurances can be given that Protection One will be able to do so or the terms thereof. See Note 10 to the Consolidated Financial Statements for subsequent events concerning a review of Protection One's capital structure and financial alternatives.

         Standard & Poor's Ratings Group (S&P), Fitch Investors Service (Fitch) and Moody's Investors Service (Moody's) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies' assessment of our ability to pay interest and principal on these securities.

         At September 30, 1999, ratings with these agencies were as follows:

                                                         Kansas Gas
                    Western                  Western   and Electric  Protection    Protection
                   Resources'   Western    Resources'    Company's      One           One
                    Mortgage   Resources'  Short-term    Mortgage      Senior        Senior
                      Bond     Unsecured      Debt         Bond      Unsecured    Subordinated
    Rating Agency    Rating      Debt        Rating       Rating        Debt     Unsecured Debt
    S&P                A-         BBB          A-2         BBB+          BB           B+
    Fitch              A-         BBB+         F-2          A-           BB           B+
    Moody's            A3         Baa1         P-2          A3           Ba3          B2

         In response to the liquidity issues at Protection One discussed above and uncertainty regarding consummation of the KCPL Merger, Moody's and S&P have taken action on our securities ratings. Moody's announced in August 1999, that the Western Resources and KGE long-term debt securities are on review, direction uncertain. Moody's also took action on the Western Resources short-term debt rating, placing it on review for possible downgrade.

         In November 1999, S&P revised its CreditWatch implications on the Western Resources and KGE ratings from positive to developing. Developing implications indicate that ratings may be raised, lowered or affirmed. Fitch has maintained the ratings of Western Resources and KGE bonds as on CreditWatch with positive implications.

Cash Flows from Operating Activities

         Cash from operations decreased 24% primarily because of receivables collected in the first quarter of 1998 as part of the settlement of our strategic alliance with ONEOK and reduced earnings in 1999.

Cash Flows Used In Investing Activities

         Cash used in investing activities decreased 65% primarily due to more acquisitions of monitored services companies and more purchases of marketable securities in 1998.

Cash Flows from Financing Activities

         Cash from financing activities decreased 81% because we issued less debt as a result of fewer acquisitions in the nine months ending September 30, 1999.

OTHER INFORMATION

Merger Agreement with Kansas City Power & Light Company

         On September 28, 1999, the KCC issued an order in connection with the KCPL merger. On October 13, 1999, we filed a petition with the KCC for reconsideration of certain portions of the KCC order. Other parties to the proceedings also requested reconsideration of the KCC's order. On November 4, 1999, the KCC issued its order on reconsideration. Significant terms of the KCC order are as follows:

      - An electric rate moratorium of four years beginning on the date the transaction closes
      - Ability to retain all savings  incurred  during the moratorium  period
      - Ability to recover a portion of the remaining acquisition premium of approximately $3.85 million per year for 35 years following the completion of the rate moratorium
      - A cap of $179.45 million for any future determination of stranded costs which result from the merger
      - Implementation of quality of service standards
      - Ability to seek carrying charges on investments in new plant additions during the rate moratorium period.
      - At the conclusion of the moratorium, Westar Energy, the new electric company formed as a result of the merger, will be required to file a consolidated cost of service study and separate cost of service studies for each operating division.

         On September 2, 1999, the MPSC approved our merger with KCPL. No further merger proceedings are scheduled in Missouri. Significant terms of the MPSC order are as follows:

      - An electric rate moratorium of three years beginning on the date the transaction closes
      - Westar Energy would make a one-time rate credit in the amount of $5 million to its Missouri retail customers at the beginning of the second year of the merger
      - Agreements between the us, KCPL, MPSC staff and the Office of Public Counsel on quality of service standards and on cost allocation methodology.

         On September 14, 1999, we and the FERC staff filed a Settlement Agreement with the FERC in connection with the KCPL merger. On October 21, 1999, the Settlement Agreement was certified by a FERC administrative law judge and sent to the FERC for approval without hearing. We expect the receipt of a final FERC order around the end of the year. The FERC order is subject to a 30-day period in which requests for rehearing may be made. The Settlement Agreement provides that the settlement will become effective on the first day of the month following the date the FERC order becomes final.

         On November 1, 1999, we received approval from the NRC regarding the KCPL merger, the formation of Westar Energy, and the transfer of the ownership licenses to Westar Energy.

         Further requests for reconsideration and appeals could delay the receipt of the final regulatory approvals discussed above. We believe that the merger could be finalized in the first quarter of 2000. The closing of the merger is subject to the satisfaction or waiver of various regulatory and other conditions and certain rights of termination as outlined in the merger agreement.

         Either party may terminate the merger if the merger does not close by December 31, 1999, or if the Western Resources' Index Price is less than or equal to $29.78 on the tenth day prior to closing. The Western Resources' Index Price was $22.67 at November 8, 1999.

         We have deferred merger-related costs of $17.6 million as of September 30, 1999.

         For additional information on the Merger Agreement with KCPL, see Note 21 to the Consolidated Financial Statements in the company's 1998 Annual Report on Form 10-K.

Monitored Services Business

         SEC Review: Protection One has been advised by the Division of Corporation Finance of the SEC that, in the view of the staff, there are errors in Protection One's financial statements which are material and which have had the effect of inflating earnings commencing with the year 1997. Protection One has had extensive discussions with the SEC staff about the methodology used by Protection One to amortize customer accounts, the purchase price allocation to customer accounts in the Network Multifamily acquisition, and other matters. Protection One has restated its 1998 financial statements and its interim financial statements for the quarters ended March 31, 1999, and June 30, 1999. We did not restate our financial statements due to the immaterial impact of Protection One's restatement. In addition, Protection One has changed the accounting principle used for the amortization of customer accounts. The SEC staff has not indicated it concurs with, nor has the SEC staff determined not to object to, the restatements or the change in accounting principle. We and Protection One cannot predict whether the SEC staff will make additional comments or take other action that will further impact the financial statements or the effect or timing of any such action.

         Change in Accounting Principle: Protection One historically amortized the costs it allocated to its customer accounts by using the straight-line method over a ten-year life. The straight-line method, indicated in Accounting Principles Board Opinion No. 17 as the appropriate method for such assets, has been the predominant method used to amortize customer accounts in the monitored services industry. Protection One is not aware of whether the economic life or rate of realization for Protection One's customer accounts differs materially from other monitored services companies.

         The choice of a ten-year life was based on Protection One's estimates and judgments about the amounts and timing of expected future revenues from these assets, the rate of attrition of such revenue over customer life, and average customer account life. Ten years was used because, in Protection One's opinion, it would adequately match amortization cost with anticipated revenue from those assets even though many accounts were expected to produce revenue over periods substantially longer than ten years. Effectively, it expensed the asset costs ratably over an "expected average cost life" that was shorter than the expected life of the revenue stream, thus implicitly giving recognition to projected revenues for a period beyond ten years.

         Protection One has recently concluded a comprehensive review of its amortization policy that was undertaken during the third quarter of 1999. This review was performed specifically to evaluate the historic amortization policy in light of the inherent declining revenue curve over the life of a pool of customer accounts, and Protection One's historical attrition experience. After completing the review, Protection One identified three distinct account pools, each of which has distinct attributes that effect differing attrition characteristics. The pools correspond to Protection One's North America, Multifamily and Europe business segments. These separate pools will be used going forward. For the North America and Europe pools, the analyzed data indicated to Protection One's management that Protection One can expect attrition to be greatest in years one through five of asset life and that a change from straight line to declining balance (accelerated) method would more closely match future amortization cost with the estimated revenue stream from these assets. Protection One has elected to change to that method. No change was made to the method used for the Multifamily pool.

         Adoption of the declining balance method effectively shortens the estimated expected average customer life for these two customer pools, and does so in a way that does not make it possible to distinguish the effect of a change in method (straight-line to declining balance) from the change in estimated lives. In such cases, GAAP requires that the effect of such a change be recognized in operations in the period of the change, rather than as a cumulative effect of a change in accounting principle. Accordingly, the effect of the change in accounting principle increased amortization expense reported in the third quarter by $47 million. Similarly, accumulated amortization recorded on the balance sheet would have been approximately $41 million higher if Protection One had historically used the declining balance method through the end of the second quarter of 1999.

         Attrition: During 1999, Protection One has experienced an increase in customer attrition. Total attrition for the trailing twelve months ended September 30, 1999 was 12.2% compared to 10.5% for the same period ended June 30, 1999. Annualized total attrition for the quarter ended September 30, 1999 was 16.0% compared to 14.3% for the quarter ended June 30, 1999.

         Customer attrition by Protection One's business segments for the period ended September 30, 1999 is summarized below:

                                     Customer Account Attrition
                                          September 30, 1999
                                       Annualized      Trailing
                                         Current        Twelve
                                         Quarter         Month

            North America . . . . . .     19.1%           14.2%
            Europe. . . . . . . . . .      4.5%            4.8%
            Multifamily . . . . . . .      7.6%            6.5%
              Total Protection One. .     16.0%           12.2%

         As the result of the attrition rates for Protection One's North America account pool, Protection One intends to engage an appraiser to perform a current lifing study to assess the impact of the 1999 customer service issues on the estimated long-term revenues to be received from the current North America account base. Upon completion of the study, Protection One will consider the reasonableness of the value of its North America account base and the current amortization rates. This could result in a change in amortization rate. Protection One intends to perform an evaluation for potential impairment taking into account the results of this study. Amounts involved may be material and would represent a non-cash charge to earnings.

         Sale of Mobile Services Group: The sale of Protection One's Mobile Services Group to ATX Technologies (ATX) was announced on June 28, 1999 and consummated on August 25, 1999. The sales price was approximately $20 million in cash plus a note and a preferred stock investment in ATX. Protection One will continue to deliver mobile services through a reseller arrangement with ATX. In August, Protection One recorded a gain on the sale of approximately $11 million, net of tax.

         Dealer Program: In 1998, Protection One expanded the Dealer Program (Dealer Program) for its North American single family residential market. As part of the Dealer Program, Protection One entered into contracts with dealers, typically independent alarm companies, providing for the purchase of customer accounts generated by the dealer on an ongoing basis. Protection One currently has a limited internal sales capability and relies on the Dealer Program for the generation of substantially all new customer accounts except those acquired as part of the acquisition of other security companies.

         In the third quarter of 1999, Protection One continued to identify steps that could be taken to reduce the cost of acquired accounts and reduce attrition by acquiring higher quality accounts. As a result, Protection One began notifying dealers that it does not intend to renew their contracts under their current terms and conditions when they expire. The term of dealer contracts ranges from one to five years and automatically renews unless notice of non-renewal is given by either party as provided in the contract. Protection One is attempting to renew contracts with terms providing for a lower cost for acquired customer accounts based upon the multiple of monthly recurring revenue and other revised terms that improve the quality of the acquired customer accounts. Protection One cannot predict whether it will be successful in renewing existing dealer contracts, or entering into contracts with new dealers, on acceptable terms. This could result in a loss of dealers and fewer customer accounts available for purchase. The failure to replace customer accounts could have a material adverse impact on Protection One's financial condition. Efforts to date have reduced the number of accounts being purchased from dealers each month from 25,000 in March to 10,600 in October.

         Capital Structure Review: In October 1999, we and Protection One jointly announced a review of the capital structure and financial alternatives for Protection One, including: review of Protection One's capital structure; changes in financial ownership interests, including spinning or splitting off some portion or all of our interest; potential purchase of selected Protection One assets by Western Resources; seeking new sources of debt and equity capital; refinancing existing debt; the repurchase of Protection One debt by either Protection One or Western Resources; and other options. It is anticipated the review process will be completed by the end of the first quarter of 2000.

Investment in Hanover Compressor Company

         As of September 30, 1999, we owned approximately 11% of the outstanding common stock of Hanover through our Westar Capital subsidiary. We have determined that this investment is not strategic to our ongoing business and are reviewing our alternatives to monetize or liquidate this investment. During the third quarter of 1999, we recorded a $4 million gain on the sale of part of our Hanover investment.

Collective Bargaining Agreement

         Our contract with the International  Brotherhood of Electrical  Workers
(IBEW) was due for renewal July 1, 1999. The contract covers approximately 1,440 employees who are currently working under the terms of the existing contract. We had reached a tentative agreement with the IBEW leadership. The IBEW employees did not ratify the agreement on October 27, 1999. Negotiations continue. We have experienced no strikes or work stoppages as a result of the expiration of the contract.

Competition

         On August 10, 1999, the Wichita City Council adopted a resolution authorizing a study to determine the feasibility of creating a municipal electric utility. The Mayor of Wichita and the Wichita City Council are exploring ways to reduce the cost of electric service in Wichita. KGE's rates are currently 5% below the national average for retail customers, but 20% higher than the average rates charged to retail customers in territories served by our KPL division. KGE has an exclusive franchise with the City of Wichita that expires March 2002. Customers within the City of Wichita account for approximately 23% of the energy sales of Western Resources.

         KGE will oppose any attempt by the City of Wichita to eliminate KGE as the electric provider to Wichita customers. In order to municipalize KGE's Wichita electric facilities, the City of Wichita would be required to purchase KGE's facilities or build a separate independent system.

Year 2OOO Issue

         We are currently addressing the effect of the Year 2000 Issue on information systems and operations. We face the Year 2000 Issue because many computer systems and applications abbreviate dates by eliminating the first two digits of the year, assuming that these two digits are always "19." On January 1, 2000, some computer programs may incorrectly recognize the date as January 1, 1900. Some computer systems and applications may incorrectly process critical information or may stop processing altogether because of the date abbreviation. Calculations using dates beyond December 31, 1999, may affect computer applications before January 1, 2000.

         Electric Utility Operations: We have completed the remediation and testing of mission critical systems necessary to continue providing electric service to our customers. On June 30, we reported to the North American Electric Reliability Council (NERC), that based on its standards, we are 100% Year 2000 ready. However, additional testing and remediation of non-mission critical systems, project administration and contingency planning will continue through December 31, 1999. Based on manhours as a measure of work effort, we believe we are approximately 93% complete with our readiness efforts.

         The estimated progress of our departments and business units, exclusive of Protection One and Wolf Creek Nuclear Operating Corporation (WCNOC), at September 30, 1999, based on percentage of completion in manhours is as follows:

                                                           Mission
                                             Total         Critical
            Department/Business Unit        Systems        Systems

          Fossil Fuel . . . . . . . . . .     84%            100%
          Power Delivery  . . . . . . . .     82%            100%
          Information Technology. . . . .     97%            100%
          Administrative. . . . . . . . .     91%            100%

         We estimate that total costs to update all of our electric utility operating systems for Year 2000 readiness, excluding costs associated with WCNOC discussed below, to be approximately $6.3 million, of which $3.8 million represents IT costs and $2.5 million represents non-IT costs. As of September 30, 1999, we have expensed approximately $6.0 million of these costs, of which $3.8 million represent IT costs and $2.2 million represent non-IT costs. We expect to incur the remaining $0.3 million, which is substantially non-IT costs, by the end of 1999.

         Wolf Creek Nuclear Operating Corporation: The table below sets forth estimates of the status of the components of WCNOC's Year 2000 readiness program at September 30, 1999.

                                                                   Mission
                                                                   Critical
                   Phase                                           Systems

   Identification and assessment of plant components . . . . . . .    100%
   Identification and assessment of computers/software . . . . . .    100%
   Identification and assessment of other areas  . . . . . . . . .    100%
   Identified critical remediations complete . . . . . . . . . . .    100%
   Comprehensive testing guidelines  . . . . . . . . . . . . . . .    100%
   Comprehensive testing . . . . . . . . . . . . . . . . . . . . .    100%
   Contingency planning guidelines . . . . . . . . . . . . . . . .    100%
   Contingency planning individual plans . . . . . . . . . . . . .    100%

      Additional non-mission critical remediations continue with approximately 92% completed at September 30, 1999. The remaining non-mission critical remediations are scheduled to be completed by December 31, 1999.

         WCNOC has estimated the costs to complete the Year 2000 project at $3.5 million ($1.7 million, our share). As of September 30, 1999, $3.1 million ($1.4 million, our share) had been spent on the project. A summary of the projected costs and actual costs incurred through September 30, 1999, is as follows:

                                       Projected      Actual
                                         Costs        Costs
                             (Dollars in Thousands)

     Wolf Creek Labor and Expenses. .    $  499       $  484
     Contractor Costs . . . . . . . .     1,254          924
     Remediation Costs. . . . . . . .     1,763        1,661
                                         ------       ------
       Total. . . . . . . . . . . . .    $3,516       $3,069
                                         ======       ======

         Approximately $3 million ($1.4 million, our share) of WCNOC's total Year 2000 cost is purchased items and installation costs associated with remediation. A significant reduction in overall total Year 2000 costs continue to be realized as alternate remediation paths are identified, eliminating the need for extensive equipment changeouts. All of these costs are being expensed as they are incurred and are being funded on a daily basis along with our normal costs of operations.

         WCNOC has filed its Year 2000 plan and status report with the NRC. In September 1999, the NRC informed WCNOC that it had satisfied the requirements for Year 2000 readiness.

         Monitored Services: Protection One has estimated the total cost to update all critical operating systems for Year 2000 readiness to be approximately $5.0 million. As of September 30, 1999, approximately $3.5 million of these costs had been incurred. These costs include labor for both Protection One employees and contract personnel used in the Year 2000 program and non-labor costs for software tools used in the remediation and testing efforts, replacement software, replacement hardware, replacement of embedded devices, and other such costs associated with testing and replacement. Management continues to review the projected costs associated with the Year 2000 readiness. To date, the costs of the Year 2000 readiness program have been substantially information-technology related. Non-information technology systems are highly critical to Protection One's business, but are largely beyond Protection One's ability to control.

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

         Protection One's Year 2000 policy requires testing as a method for verifying the Year 2000 readiness of business-critical items. For those items that are impossible to test, other methods may be used to identify the readiness status, provided adequate contingency plans are established to provide a work around or backup for the item. Development of contingency plans commenced in January 1999 and concluded in October 1999. Testing of contingency plans, and mobilization for "Millennium Day", will conclude in the fourth quarter of 1999. Protection One North America's equipment testing is scheduled to be completed by December 20, 1999.

         The table below summarizes the status of the components of Protection One's Year 2000 Readiness Program as of September 30, 1999:

                            North American   Network Multi-    Protection One
Phase:                        Monitoring         Family            Europe

Identification and
  assessment                  Completed        Completed          Completed
Remediation and unit
  testing                    95% Complete      Completed        90% Complete
Comprehensive Y2K
  readiness verification:
Guidelines and tools          Completed        Completed          Completed
Testing                      70% Complete      Completed        85% Complete
Contingency planning:
Guidelines and tools          Completed        Completed          Completed
Plan development              Completed        Completed        90% Complete
Contingency plan testing
  and resourcing:
Guidelines and tools          Completed        Completed          Completed
Testing and resourcing       In progress      In progress        In progress
                              Sept-Nov         Sept-Nov           Sept-Nov
                                 1999             1999              1999
Mobilization, alert,         In progress      In progress        In progress
  and standby                  Nov-Dec          Nov-Dec           Nov-Dec
                                1999             1999              1999

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         During the three months ended September 30, 1999, the company's balance in marketable securities declined approximately $65 million due to changes in the market prices of the security portfolio. The company has not experienced any other significant changes in its exposure to market risk since December 31, 1998. For additional information on the company's market risk, see the Form 10-K dated December 31, 1998.

                             WESTERN RESOURCES, INC.
                            Part II Other Information

ITEM 1.  LEGAL PROCEEDINGS

         The company, its subsidiary Westar Capital, Inc. (Westar), Protection One, its subsidiary Protection One Alarm Monitoring, Inc. (Monitoring), and certain present and former officers and directors of Protection One are defendants in a purported class action litigation pending in the United States District Court for the Central District of California, "David Lyons v. Protection One, Inc., et. al.", No. CV 99-3755 DT (RCx). Pursuant to an Order dated August 2, 1999 which consolidated four pending purported class actions, the plaintiffs filed a single Consolidated Amended Class Action Complaint (Amended Complaint) on October 15, 1999. The Amended Complaint asserts claims under Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 against Protection One, Monitoring, and certain present and former officers and directors of Protection One based on allegations that various statements concerning Protection One's financial results and operations for 1997 and 1998 were false and misleading and not in compliance with generally accepted accounting principles. Plaintiffs allege, among other things, that former employees of Protection One, including an unnamed former executive officer and an unnamed former staff accountant, have reported that Protection One lacked adequate internal accounting controls and that certain accounting information was unsupported or manipulated by management in order to avoid disclosure of accurate information. The Amended Complaint further asserts claims against the company and Westar as controlling persons under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A claim is also asserted under Section 11 of the Securities Act of 1933 against Protection One's auditor, Arthur Andersen LLP. The Amended Complaint seeks an unspecified amount of compensatory damages and an award of fees and expenses, including attorneys' fees. The time for the defendants to respond to the Amended Complaint has not yet expired. The company and Protection One believe that all the claims asserted in the Amended Complaint are without merit and intends to defend against them vigorously. The company and Protection One cannot currently predict the impact of this litigation which could be material.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

              Exhibit  3   -   Certificate of Amendment to the Restated
                                 Articles of Incorporation, as amended, of Western Resources, Inc. dated July 21, 1999 (filed electronically)

              Exhibit 12   -   Computation of Ratio of Consolidated Earnings
                                 to Fixed Charges for Nine Months Ended
                                 September 30, 1999 (filed electronically)

              Exhibit 18   -   Letter Regarding Change in Accounting
                                 Principles

              Exhibit 27   -   Financial Data Schedule (filed electronically)

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

              Form 8-K filed August 12, 1999 - Press release  reporting  Western
                Resources second quarter earnings.

              Form 8-K filed August 24, 1999 - Press release  reporting  Western
                Resources and KCPL agreement reached with FERC staff.

               Form 8-K filed October 12, 1999 - Press release reporting Western
                Resources and BPU agreement reached in KCPL merger and power market issues resolved at FERC.

              Form 8-K filed October 12, 1999 - Press release  reporting Western
                Resources and Protection One's review of capital structure and financial alternatives.

              Form 8-K filed October 14, 1999 - Press release  reporting Western
                Resources filing of a petition for reconsideration with the Kansas Corporation Commission (KCC) on the KCC order issued September 28, 1999.

              Form 8-K  filed  October  15,  1999 - Press  release  reporting  a preview of Western Resources's third-quarter results.

              Form 8-K filed  October 22,  1999 - Press  release  reporting  the certification of the FERC settlement agreement by a FERC judge, and as a result, no hearings will be necessary.

               Form 8-K filed November 8, 1999 - Press release reporting Western
                Resources receives KCC order on the merger with KCPL.

                                  SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Western Resources, Inc.



Date        November 12, 1999         By         /s/ WILLIAM B. MOORE
                                           William B. Moore, Executive
                                           Vice President, Chief Financial
                                               Officer and Treasurer


Date        November 12, 1999         By         /s/ LEROY P. WAGES
                                              Leroy P. Wages, Controller