Form 10-K405/A
period 1999-12-31
WESTERN RESOURCES INC /KS
filed 2000-04-03
CIK 54507

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

     Western Resources, Inc. (the company, we) is filing this Form 10-K/A to correct the following table on page 43 of the Management's Discussion and Analysis in the Annual Report on Form 10-K for the fiscal year ended December 31, 1999, originally dated March 28, 2000.

     Capital expenditures for 1999 and anticipated capital expenditures for 2000 through 2002 are as follows:

              Fossil     Nuclear     Power    Monitored
            Generation  Generation  Delivery   Services   Other     Total
                                   (Dollars in Thousands)
  1999. . . $143,900    $10,000    $89,200    $273,600   $20,200  $536,900
  2000. . .  162,800     31,600     86,100      93,400     3,900   377,800
  2001. . .   84,400     19,600     86,700     132,800       100   323,600
  2002. . .   54,800     20,300     85,500     135,600      -      296,200

     Monitored Services includes capital expenditures for Protection One North America and Protection One Europe, including purchases of customer accounts. Other represents our commitment to fund our Affordable Housing Tax Credit program.

     These estimates are prepared for planning purposes and may be revised. Actual expenditures may differ from our estimates.

                                    SIGNATURE

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    WESTERN RESOURCES, INC.




Date   April 3, 2000                By       /s/ DAVID C. WITTIG

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

          Signature                       Title                      Date

                               Chairman of the Board,
     DAVID C. WITTIG             President and Chief           April 3, 2000
    (David C. Wittig)            Executive Officer
                               (Principal Executive Officer)

                               Executive Vice President and
     WILLIAM B. MOORE            Chief Financial Officer       April 3, 2000
    (William B. Moore)         (Principal Financial and
                                 Accounting Officer)

     FRANK J. BECKER           Director                        April 3, 2000
    (Frank J. Becker)

     GENE A. BUDIG             Director                        April 3, 2000
    (Gene A. Budig)

     CHARLES Q. CHANDLER, IV   Director                        April 3, 2000
    (Charles Q. Chandler, IV)

     JOHN C. DICUS             Director                        April 3, 2000
    (John C. Dicus)

     OWEN F. LEONARD           Director                        April 3, 2000
    (Owen F. Leonard)

     RUSSELL W. MEYER, JR.     Director                        April 3, 2000
    (Russell W. Meyer, Jr.)

     JOHN C. NETTELS, JR.      Director                        April 3, 2000
    (John C. Nettels, Jr.)

     JANE DESNER SADAKA        Director                        April 3, 2000
    (Jane Desner Sadaka)

     LOUIS W. SMITH            Director                        April 3, 2000
    (Louis W. Smith)