Form 10-Q
period 2000-03-31
WESTERN RESOURCES INC /KS
filed 2000-05-11
CIK 54507

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549


                            FORM 10-Q

(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2000

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

                           Yes X                       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at May 10, 2000
Common Stock, $5.00 par value                          68,646,867

                     WESTERN RESOURCES, INC.
                              INDEX


                                                                      Page No.

Part I.  Financial Information

   Item 1.  Financial Statements

        Consolidated Balance Sheets                                        3

        Consolidated Statements of Income                                  4

        Consolidated Statements of Comprehensive Income                    5

        Consolidated Statements of Cash Flows                              6

        Consolidated Statements of Shareholders' Equity                    7

        Notes to Consolidated Financial Statements                         8

   Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      15

   Item 3.  Quantitative and Qualitative Disclosures About
                 Market Risk                                              28

Part II.  Other Information

   Item 1.  Legal Proceedings                                             29

   Item 2.  Changes in Securities and Use of Proceeds                     29

   Item 3.  Defaults Upon Senior Securities                               29

   Item 4.  Submission of Matters to a Vote of Security Holders           30

   Item 5.  Other Information                                             30

   Item 6.  Exhibits and Reports on Form 8-K                              30

Signatures                                                                31

                                      WESTERN RESOURCES, INC.
                                   CONSOLIDATED BALANCE SHEETS
                                      (Dollars in Thousands)
                                           (Unaudited)
                                                                March 31,       December 31,
                                                                  2000             1999
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . .    $    1,690        $   12,444
  Restricted cash . . . . . . . . . . . . . . . . . . . . .        17,732            14,558
  Accounts receivable (net) . . . . . . . . . . . . . . . .       198,012           229,200
  Inventories and supplies (net). . . . . . . . . . . . . .       112,141           112,392
  Marketable securities . . . . . . . . . . . . . . . . . .        29,137           177,128
  Prepaid expenses and other. . . . . . . . . . . . . . . .        85,479            57,246
    Total Current Assets. . . . . . . . . . . . . . . . . .       444,191           602,968

PROPERTY, PLANT AND EQUIPMENT (NET) . . . . . . . . . . . .     3,903,963         3,889,444

OTHER ASSETS:
  Investment in ONEOK . . . . . . . . . . . . . . . . . . .       589,288           590,109
  Customer accounts (net) . . . . . . . . . . . . . . . . .     1,107,451         1,138,902
  Goodwill (net). . . . . . . . . . . . . . . . . . . . . .     1,088,929         1,102,157
  Regulatory assets . . . . . . . . . . . . . . . . . . . .       363,723           366,004
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       324,010           318,622
    Total Other Assets. . . . . . . . . . . . . . . . . . .     3,473,401         3,515,794

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .    $7,821,555        $8,008,206

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt. . . . . . . . . . .    $   47,848        $  111,667
  Short-term debt . . . . . . . . . . . . . . . . . . . . .       643,911           705,421
  Accounts payable. . . . . . . . . . . . . . . . . . . . .       136,398           132,834
  Accrued liabilities . . . . . . . . . . . . . . . . . . .       221,548           226,786
  Accrued income taxes. . . . . . . . . . . . . . . . . . .        50,341            40,328
  Deferred security revenues. . . . . . . . . . . . . . . .        58,768            61,148
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .        84,938            73,011
    Total Current Liabilities . . . . . . . . . . . . . . .     1,243,752         1,351,195

LONG-TERM LIABILITIES:
  Long-term debt (net). . . . . . . . . . . . . . . . . . .     2,807,074         2,883,066
  Western Resources obligated mandatorily redeemable
    preferred securities of subsidiary trusts holding
    solely company subordinated debentures. . . . . . . . .       220,000           220,000
  Deferred income taxes and investment tax credits. . . . .       999,840           982,548
  Minority interests. . . . . . . . . . . . . . . . . . . .       198,705           193,499
  Deferred gain from sale-leaseback . . . . . . . . . . . .       195,165           198,123
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       258,825           279,451
    Total Long-term Liabilities . . . . . . . . . . . . . .     4,679,609         4,756,687

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Cumulative preferred stock. . . . . . . . . . . . . . . .        24,858            24,858
  Common stock, par value $5 per share, authorized
   150,000,000 shares, outstanding 68,084,715 and
   67,401,657 shares, respectively. . . . . . . . . . . . .       344,568           341,508
  Paid-in capital . . . . . . . . . . . . . . . . . . . . .       823,645           820,945
  Retained earnings . . . . . . . . . . . . . . . . . . . .       712,948           691,016
  Accumulated other comprehensive income (net). . . . . . .         6,548            37,788
  Treasury stock, at cost, 828,918 and 900,000 shares,
   respectively . . . . . . . . . . . . . . . . . . . . . .       (14,373)          (15,791)
    Total Shareholders' Equity. . . . . . . . . . . . . . .     1,898,194         1,900,324

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . . . .   $7,821,555        $8,008,206

The Notes to Consolidated Financial Statements are an integral part of these statements.


                                      WESTERN RESOURCES, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                        (Dollars in Thousands, Except Per Share Amounts)
                                           (Unaudited)
                                                                     Three Months Ended
                                                                          March 31,
                                                                     2000           1999
SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . .     $  334,829     $  312,035
  Security. . . . . . . . . . . . . . . . . . . . . . . . . .        149,341        148,547
    Total Sales . . . . . . . . . . . . . . . . . . . . . . .        484,170        460,582

COST OF SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . .        127,625        106,653
  Security. . . . . . . . . . . . . . . . . . . . . . . . . .         48,576         41,274
    Total Cost of Sales . . . . . . . . . . . . . . . . . . .        176,201        147,927

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . . .        307,969        312,655

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . . . . .         86,208         79,082
  Depreciation and amortization . . . . . . . . . . . . . . .        106,369         83,770
  Selling, general and administrative expense . . . . . . . .         85,042         71,868
    Total Operating Expenses. . . . . . . . . . . . . . . . .        277,619        234,720

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . . . . .         30,350         77,935

OTHER INCOME (EXPENSE):
  Investment earnings . . . . . . . . . . . . . . . . . . . .        118,069         22,890
  Minority interests. . . . . . . . . . . . . . . . . . . . .           (611)           700
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .            515           (418)
      Total Other Income (Expense). . . . . . . . . . . . . .        117,973         23,172

EARNINGS BEFORE INTEREST AND TAXES. . . . . . . . . . . . . .        148,323        101,107

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . . . . .         51,442         59,151
  Interest expense on short-term debt and other . . . . . . .         18,584         11,649
      Total Interest Expense. . . . . . . . . . . . . . . . .         70,026         70,800

EARNINGS BEFORE INCOME TAXES. . . . . . . . . . . . . . . . .         78,297         30,307

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . .         36,973          9,560

NET INCOME BEFORE EXTRAORDINARY GAIN. . . . . . . . . . . . .         41,324         20,747

EXTRAORDINARY GAIN, NET OF TAX. . . . . . . . . . . . . . . .         18,492           -

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .         59,816         20,747

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . . .            282            282

EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . . .     $   59,534     $   20,465

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . . .     67,734,125     66,089,199

BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING:
  Earnings available for common stock before
    extraordinary gain. . . . . . . . . . . . . . . . . . . .     $     0.61     $     0.31
  Extraordinary gain. . . . . . . . . . . . . . . . . . . . .           0.27            -
EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . . .     $     0.88     $     0.31

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . . .     $     .535     $     .535


The Notes to Consolidated Financial Statements are an integral part of these statements.

                    WESTERN RESOURCES, INC.
        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     (Dollars in Thousands)
                                           (Unaudited)


                                                                   Three Months Ended
                                                                        March 31,
                                                                    2000         1999
NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .        $59,816      $20,747

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
  Unrealized holding gains/(losses) on marketable
    securities arising during the period. . . . . . . . . .         46,217      (21,382)
  Less: Reclassification adjustment for gains
    included in net income. . . . . . . . . . . . . . . . .        (98,260)        -
  Unrealized loss on marketable securities (net). . . . . .        (52,043)     (21,382)
  Unrealized gain/(loss) on currency translation  . . . . .            451       (1,102)
    Other comprehensive loss, before tax. . . . . . . . . .        (51,592)     (22,484)

INCOME TAX (BENEFIT) EXPENSE. . . . . . . . . . . . . . . .         20,352       (9,013)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX . . . . . . .        (31,240)     (13,471)

COMPREHENSIVE INCOME. . . . . . . . . . . . . . . . . . . .        $28,576      $ 7,276




The Notes to Consolidated Financial Statements are an integral part of these statements.






































                      WESTERN RESOURCES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                           (Unaudited)
                                                                    Three Months Ended
                                                                         March 31,
                                                                    2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .     $    59,816    $    20,747
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Extraordinary gain. . . . . . . . . . . . . . . . . . . .         (18,492)          -
  Depreciation and amortization . . . . . . . . . . . . . .         106,369         83,770
  Amortization of gain on sale-leaseback. . . . . . . . . .          (2,958)        (2,958)
  Equity in earnings from investments . . . . . . . . . . .          (4,068)        (5,644)
  Gain on sale of marketable securities . . . . . . . . . .         (98,260)          -
  Minority interests  . . . . . . . . . . . . . . . . . . .             611           (700)
  Accretion of discount note interest . . . . . . . . . . .          (5,085)        (1,659)
  Changes in working capital items:
    Accounts receivable (net) . . . . . . . . . . . . . . .          32,537         28,069
    Inventories and supplies. . . . . . . . . . . . . . . .             251         (8,379)
    Prepaid expenses and other. . . . . . . . . . . . . . .         (29,582)         9,088
    Accounts payable. . . . . . . . . . . . . . . . . . . .           3,564        (41,308)
    Accrued liabilities . . . . . . . . . . . . . . . . . .          (5,238)       (22,691)
    Accrued income taxes. . . . . . . . . . . . . . . . . .          10,013         12,907
    Deferred revenue. . . . . . . . . . . . . . . . . . . .          (2,610)         3,691
    Other . . . . . . . . . . . . . . . . . . . . . . . . .          (1,229)        (2,195)
  Changes in other assets and liabilities . . . . . . . . .          21,806        (14,394)
      Net cash flows from operating activities. . . . . . .          67,445         58,344

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Additions to property, plant and equipment (net). . . . .         (64,486)       (41,571)
  Customer account acquisitions . . . . . . . . . . . . . .         (13,180)       (78,601)
  Security alarm monitoring acquisitions, net of cash
     acquired . . . . . . . . . . . . . . . . . . . . . . .            -           (20,722)
  Purchases of marketable securities. . . . . . . . . . . .            -           (10,464)
  Proceeds from sale of marketable securities . . . . . . .         194,149          2,887
  Other investments (net) . . . . . . . . . . . . . . . . .           4,918         (7,264)
      Net cash flows from (used in) investing activities. .         121,401       (155,735)

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . .         (61,510)        55,653
  Proceeds of long-term debt. . . . . . . . . . . . . . . .           6,087         81,583
  Retirements of long-term debt . . . . . . . . . . . . . .        (113,471)          -
  Issuance of common stock issued (net) . . . . . . . . . .           5,760          5,692
  Cash dividends paid . . . . . . . . . . . . . . . . . . .         (36,673)       (35,659)
  Reissuance of treasury stock. . . . . . . . . . . . . . .           9,394           -
  Acquisition of treasury stock . . . . . . . . . . . . . .          (9,187)          -
      Net cash flows (used in) from financing activities. .        (199,600)       107,269

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS. . . .         (10,754)         9,878

CASH AND CASH EQUIVALENTS:
  Beginning of the period . . . . . . . . . . . . . . . . .          12,444         16,394
  End of the period . . . . . . . . . . . . . . . . . . . .     $     1,690    $    26,272

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized . . . . . . . . . . . . . . . . . . . . . .     $    95,068    $    78,882
  Income taxes. . . . . . . . . . . . . . . . . . . . . . .              72            256


The Notes to Consolidated Financial Statements are an integral part of these statements.




                    WESTERN RESOURCES, INC.
        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (Dollars in Thousands)
                          (Unaudited)


                                                                 Three Months Ended
                                                                      March 31,
                                                                  2000          1999
          CUMULATIVE PREFERRED STOCK:
            Par value $100 per share, authorized
            600,000 shares, outstanding -
              4 1/2% Series, 138,576 shares. . . . . . . .     $   13,858    $   13,858
              4 1/4% Series, 60,000 shares . . . . . . . .          6,000         6,000
              5% Series, 50,000 shares . . . . . . . . . .          5,000         5,000
            Beginning balance. . . . . . . . . . . . . . .         24,858        24,858
            Redemption of preference stock . . . . . . . .           -             -
            Ending balance . . . . . . . . . . . . . . . .         24,858        24,858

          COMMON STOCK:
            Beginning balance. . . . . . . . . . . . . . .        341,508       329,548
            Issuance of common stock . . . . . . . . . . .          3,060         1,220
            Ending balance . . . . . . . . . . . . . . . .        344,568       330,768

          PAID-IN-CAPITAL:
            Beginning balance. . . . . . . . . . . . . . .        820,945       775,337
            Issuance on common stock . . . . . . . . . . .          2,700         4,472
            Ending balance . . . . . . . . . . . . . . . .        823,645       779,809

          RETAINED EARNINGS:
            Beginning balance. . . . . . . . . . . . . . .        691,016       823,590
            Net income . . . . . . . . . . . . . . . . . .         59,816        20,747
            Dividends on preferred and
              preference stock . . . . . . . . . . . . . .           (282)         (282)
            Dividends on common stock. . . . . . . . . . .        (36,391)      (35,377)
            Issuance of treasury stock . . . . . . . . . .         (1,211)         -
            Ending balance . . . . . . . . . . . . . . . .        712,948       808,678

          ACCUMULATED OTHER COMPREHENSIVE INCOME (NET):
            Beginning balance. . . . . . . . . . . . . . .         37,788         9,508
            Unrealized loss on
              equity securities. . . . . . . . . . . . . .        (52,043)      (21,382)
            Unrealized gain (loss) on
              currency translation . . . . . . . . . . . .            451        (1,102)
            Income tax benefit . . . . . . . . . . . . . .         20,352         9,013
            Ending balance . . . . . . . . . . . . . . . .          6,548        (3,963)

          TREASURY STOCK:
            Beginning balance. . . . . . . . . . . . . . .        (15,791)         -
            Issuance of treasury stock . . . . . . . . . .         10,605          -
            Purchase of treasury stock . . . . . . . . . .         (9,187)         -
            Ending balance . . . . . . . . . . . . . . . .        (14,373)         -

          TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . .     $1,898,194    $1,940,150





The Notes to Consolidated Financial Statements are an integral part of these statements.








                     WESTERN RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business: Western Resources, Inc. (the company) is a publicly-traded, consumer services company. The company's primary business activities are providing electric generation, transmission and distribution services to approximately 634,000 customers in Kansas and providing monitored services to approximately 1.6 million customers in North America, the United Kingdom and continental Europe. Rate regulated electric service is provided by KPL, a division of the company, and Kansas Gas and Electric Company (KGE), a wholly-owned subsidiary. Monitored services in North America are provided by Protection One, Inc. (Protection One), a publicly-traded, approximately 85%-owned subsidiary. Monitored services in the United Kingdom and continental Europe are provided by Protection One International, Inc. and Protection One UK, Plc. (collectively referred to as Protection One Europe), see also Note 3. In addition, through the company's 45% ownership interest in ONEOK, Inc. (ONEOK), natural gas transmission and distribution services are provided to approximately
1.4 million customers in Oklahoma and Kansas. The company's investments in Protection One, Protection One Europe and ONEOK are owned by Westar Capital, Inc. (Westar Capital), a wholly-owned subsidiary.

     Principles of Consolidation: The company's unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. These consolidated financial statements and notes should be read in conjunction with the Consolidated Financial Statements and the notes included in the company's 1999 Annual Report on Forms 10-K and 10-K/A.

     In management's opinion, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

     New Pronouncements:  In June 1998, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 cannot be applied retroactively. The company is currently evaluating commodity contracts and financial instruments to determine what, if any, effect adopting SFAS 133 might have on its financial statements. The company has not yet quantified all effects of adopting SFAS 133 on its financial statements; however, SFAS 133 could increase volatility in earnings and other comprehensive income. The company plans to adopt SFAS 133 as of January 1, 2001.

     Goodwill: Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Protection One has historically amortized goodwill on a straight-line basis over 40 years. Protection One re-evaluated the original assumptions and rationale utilized in the establishment of the estimated useful life of goodwill. Protection One concluded that due to continued losses and increased levels of attrition experienced in 1999, the estimated useful life of goodwill should be reduced from 40 years to 20 years. As of January 1, 2000, the remaining goodwill, net of accumulated amortization, is being amortized over its remaining useful life based on a 20-year life. Protection One Europe made a similar change. Based on Protection One's and Protection One Europe's existing account bases at January 1, 2000, the company anticipates that this will result in an increase in aggregate annual goodwill amortization of approximately $34 million prospectively for Protection One and Protection One Europe.

     Restricted Cash: The company's restricted cash consists primarily of cash held in escrow pursuant to certain letters of credit and one of Protection One's 1998 acquisitions.

     Reclassifications: Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.


2.  CORPORATE RESTRUCTURING

     On March 28, 2000, the company's board of directors approved the separation of its electric and non-electric utility businesses. The separation is currently expected to be effected through an offer to be made to shareholders prior to year end 2000. The offer will be described in materials furnished to Western Resources' shareholders. The impact on the company's financial position and operating results cannot be determined until the final details of the offer are determined. The company's goal is to complete the separation in the fourth quarter of 2000, but no assurance can be given that the separation will be completed by that time or at all.


3.  PROTECTION ONE EUROPEAN OPERATIONS

     On February 29, 2000, Westar Capital purchased the continental European and United Kingdom operations of Protection One, and certain investments held by a subsidiary of Protection One, for an aggregate purchase price of $244 million. The consideration given included cash and certain Protection One debt securities. The basis of the net assets sold did not change and no gain or loss was recorded for this related party transaction. Terms of the agreement were approved by the independent directors of the boards of directors of Protection One and Protection One Alarm Monitoring, Inc. upon the recommendation of a special committee of the Protection One board of directors. The special committee obtained a fairness opinion from an investment banker with regard to this transaction. See also Note 6 for further discussion of the debt securities that were transferred as a result of this transaction.


4.  DIVIDEND POLICY

     The company's board of directors reviews the company's dividend policy from time to time. Among the factors the board of directors considers in determining the company's dividend policy are earnings, cash flows, capitalization ratios, competition and regulatory conditions. In January 2000, the company's board of directors declared a first-quarter 2000 dividend of 53 1/2 cents per share that was paid on April 3, 2000. In March 2000, the company announced a new dividend policy in conjunction with the announcement of the separation of the company's electric and non-electric utility businesses. The new dividend policy will result in quarterly dividends of $0.30 per share, or $1.20 per share on an annual basis, to be effective with the anticipated declaration of the July 2000 dividend. The company believes the new dividend policy would be reconsidered if the separation, discussed in Note 2, were materially delayed or modified.


5.  MARKETABLE SECURITIES

     During the first quarter of 2000, the company sold a significant portion of an equity investment in a gas compression company and realized a pre-tax gain of $73.7 million. The company also sold other securities during the first quarter and realized a pre-tax gain of $24.5 million.

     See also Note 3 to Consolidated Financial Statements in the company's 1999 Annual Report on Forms 10-K and 10-K/A for discussion of the sale of marketable securities in 1999.


6.  GAIN ON EXTINGUISHMENT OF DEBT

     In the first quarter of 2000, Westar Capital purchased $59.5 million face value of Protection One bonds on the open market. A portion of these debt securities was transferred to Protection One in connection with the purchase of Protection One's European operations. Protection One also purchased $6 million face value of its bonds on the open market in the first quarter of 2000. An extraordinary gain of $18.5 million, net of tax, was recognized on these retirements.


7.  INCOME TAXES

     The company's effective income tax rate for the three month period ended March 31, 2000, was 47.2% compared to 31.5% for the three month period ended March 31, 1999. The company estimates its effective tax rate to be 27.3% for the fiscal year ending December 31, 2000, which is lower than the effective tax rate for the quarter ended March 31, 2000. The effective tax rate for the first quarter includes income tax expense on the sale of marketable securities at the statutory rate.

     In addition to the factors discussed above, the effective tax rate for the quarter varied from the Federal statutory rate due to the tax benefit of excluding 70% of the dividends received from ONEOK, the generation and utilization of tax credits from Affordable Housing investments, the amortization of prior years' investment tax credits, the amortization of non-deductible goodwill, the flow-through of tax benefits from corporate-owned life insurance, and the deduction for state income taxes.


8.  RATE MATTERS AND REGULATION

     KCC Proceedings: On March 16, 2000, the Kansas Industrial Consumers (KIC), an organization of commercial and industrial users of electricity in Kansas, filed a complaint with the Kansas Corporation Commission (KCC) requesting an investigation of Western Resources' and KGE's rates. The KIC alleges that these rates are not based on current costs. The company filed a motion to dismiss the
complaint on April 24, 2000.   The company will continue to oppose this request
vigorously.

     FERC Proceeding: In September 1999, the City of Wichita filed a complaint with the Federal Energy Regulatory Commission (FERC) against the company, alleging improper affiliate transactions between KPL and KGE. The City of Wichita is asking that FERC equalize the generation costs between KPL and KGE, in addition to other matters. FERC has issued an order setting this matter for hearing and has referred the case to a settlement judge. The hearing has been suspended pending settlement discussions between the parties. The company believes that the City of Wichita's complaint is without merit and intends to defend against it vigorously.

     On April 28, 2000, Westar Generating II, Inc. (Westar Generating II), a wholly-owned subsidiary of the company, filed an initial rate application with the FERC regarding two 74 MW combustion turbine units currently being installed. The rate filing, to be effective June 1, 2000, will allow Westar Generating II to charge the company a monthly fee for the right to utilize the capacity of these two units.


9.  LEGAL PROCEEDINGS

     The Securities and Exchange Commission (SEC) commenced a private investigation in 1997 relating to, among other things, the timeliness and adequacy of disclosure filings with the SEC by the company with respect to securities of ADT Ltd. The company is cooperating with the SEC staff in this investigation.

     The company, its subsidiary Westar Capital, Protection One, its subsidiary Protection One Alarm Monitoring, Inc. (Monitoring), and certain present and former officers and directors of Protection One are defendants in a purported class action litigation pending in the United States District Court for the Central District of California, "Ronald Cats, et al., v. Protection One, Inc., et. al.", No. CV 99-3755 DT (RCx). Pursuant to an Order dated August 2, 1999, four pending purported class actions were consolidated into a single action. In March 2000, plaintiffs filed a Second Consolidated Amended Class Action Complaint (the Amended Complaint). Plaintiffs purport to bring the action on behalf of a class consisting of all purchasers of publicly traded securities of Protection One, including common stock and notes, during the period of February 10, 1998, through November 12, 1999. The Amended Complaint asserts claims under
Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 against Protection One, Monitoring, and certain present and former officers and directors of Protection One based on allegations that various statements concerning Protection One's financial results and operations for 1997 and 1998 were false and misleading and not in compliance with Generally Accepted Accounting Principals. Plaintiffs allege, among other things, that former employees of Protection One have reported that Protection One lacked adequate internal accounting controls and that certain accounting information was unsupported or manipulated by management in order to avoid disclosure of accurate information. The Amended Complaint further asserts claims against the company and Westar Capital as controlling persons under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A claim is also asserted under Section 11 of the Securities Act of 1933 against Protection One's auditor, Arthur Andersen LLP. The Amended Complaint seeks an unspecified amount of compensatory damages and an award of fees and expenses, including attorneys' fees. The company and Protection One believe that all the claims asserted in the Amended Complaint are without merit and intend to defend against them vigorously. The company and Protection One cannot currently predict the impact of this litigation which could be material.

     The company and its subsidiaries are involved in various other legal, environmental and regulatory proceedings. Management believes that adequate provision has been made and accordingly believes that the ultimate disposition of such matters will not have a material adverse effect upon the company's overall financial position or results of operations. See also Note 8 for discussion of regulatory proceedings.


1O.  COMMITMENTS AND CONTINGENCIES

     Manufactured Gas Sites: The company has been associated with 15 former manufactured gas sites located in Kansas which may contain coal tar and other potentially harmful materials. The company and the Kansas Department of Health and Environment (KDHE) entered into a consent agreement governing all future work at the 15 sites. The terms of the consent agreement will allow the company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. At March 31, 2000, the costs incurred for preliminary site investigation and risk assessment have been minimal. In accordance with the terms of the strategic alliance with ONEOK, ownership of twelve of these sites and the responsibility for clean-up of these sites were transferred to ONEOK. The ONEOK agreement limits the company's future liability associated with these sites to an immaterial amount. The company's investment earnings from ONEOK, as recorded in investment earnings on the accompanying Consolidated Income Statements, could be impacted by these costs if insurance and rate allowances do not cover these potential contingencies.

     Split Dollar Life Insurance Program: Obligations under the company's split dollar life insurance program can increase and decrease based on the company's total return to shareholders and payments to plan participants. The related liability decreased approximately $12.8 million for the three month period ended March 31, 2000, as a result of payments under the plan.

     Decommissioning: On September 1, 1999, Wolf Creek submitted the 1999 Decommissioning Cost Study to the KCC for approval. The KCC approved the 1999 Decommissioning Cost Study on April 26, 2000. Based on the study, the company's share of Wolf Creek's decommissioning costs, under the immediate dismantlement method, is estimated to be approximately $631 million during the period 2025 through 2034, or approximately $221 million in 1999 dollars. These costs were calculated using an assumed inflation rate of 3.6% over the remaining service life from 1999 of 26 years.

     For additional information on Commitments and Contingencies, see Note 12 to Consolidated Financial Statements in the company's 1999 Annual Report on Forms 10-K and 10-K/A.


11.  SEGMENTS OF BUSINESS

     The company has segmented its business based on differences in products and services, production processes, and management responsibility. Based on this approach, the company has identified four reportable segments: fossil generation, nuclear generation, power delivery and monitored services.

     Fossil generation, nuclear generation and power delivery represent the three business segments that comprise the company's electric utility business. Fossil generation produces power for sale internally to the power delivery segment and to external wholesale customers within and outside the company's historical marketing territory. Power marketing is a component of the company's fossil generation segment which attempts to minimize market fluctuation risk, enhance system reliability and improve efficiency of power plant operations. Nuclear generation represents the company's 47% ownership in the Wolf Creek nuclear generating facility. This segment does not have any external sales.
The power delivery segment consists of the transmission and distribution of power to the company's retail customers in Kansas and the customer service provided to these customers. Monitored services represents the company's security alarm monitoring business in North America, the United Kingdom and continental Europe. Other represents the company's non-utility operations and natural gas investment.

     The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies in the company's 1999 Annual Report on Forms 10-K and 10-K/A. The company evaluates segment performance based on earnings before interest and taxes.


Three Months Ended March 31, 2000:
                                                                           Eliminating/
                      Fossil     Nuclear     Power    Monitored            Reconciling
                    Generation Generation  Delivery   Services  (1)Other      Items      Total
                                              (Dollars in Thousands)
External sales. . . $  100,764 $     -    $  233,731 $  149,341 $      332 $        2  $  484,170
Allocated sales . .    128,392     29,480     67,370       -          -      (225,242)       -
Earnings before
 interest and taxes     45,352     (5,346)    12,457    (17,231)   116,149     (3,058)    148,323
Interest expense. .                                                                        70,026
Earnings before
 income taxes . . .                                                                        78,297


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

(1) Earnings before interest and taxes includes investment earnings of $118.1 million which is primarily due to the sale of marketable securities as discussed in Note 5.


12.  SUBSEQUENT EVENTS

     Retirement of Protection One Debt: Through May 9 of the second quarter of 2000, Westar Capital purchased $45.1 million face value of Protection One bonds in the open market. An extraordinary gain of $11.8 million, net of tax, is expected to be recognized on this retirement.

     Registration of Western Resources Debt: On April 28, 2000, the company filed a shelf registration statement with the SEC to register $500 million of first mortgage bonds. The registration statement became effective May 8, 2000. The proceeds of the sale of the securities, if and when issued, are expected to be used to pay off short-term indebtedness.

     Marketable Securities: During the second quarter of 2000, the company sold the remaining portion of an equity investment in a gas compression company and realized a gain of $17.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     In Management's Discussion and Analysis we explain the general financial condition and the operating results for Western Resources, Inc. (the company) and its subsidiaries. We explain:

       -  What factors impact our business
       - What our earnings and costs were for the three months ending March 31, 2000, and 1999
       -  Why these earnings and costs differed from period to period
       -  How our earnings and costs affect our overall financial condition
       - Any other items that particularly affect our financial condition or earnings.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in the 1999 Annual Reports on Forms 10-K and 10-K/A and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in our 1999 Annual Reports on Forms 10-K and 10-K/A.

Forward-Looking Statements

     Certain matters discussed here and elsewhere in this Form 10-Q are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we "believe," "anticipate," "expect" or words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations, or goals. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rate and other regulatory matters, the outcome of Protection One accounting issues reviewed by the Securities and Exchange Commission (SEC) staff as disclosed in previous filings, possible corporate restructurings, mergers, acquisitions, dispositions, liquidity and capital resources, compliance with debt covenants, interest and dividends, the impact of Protection One's financial condition on our consolidated results, environmental matters, changing weather, nuclear operations, ability to enter new markets successfully and capitalize on growth opportunities in non-regulated businesses, events in foreign markets in which investments have been made, accounting matters, and the overall economy of our service area. What happens in each case could vary materially from what we expect because of such things as electric utility deregulation, including ongoing municipal, state and federal activities, such as the Wichita municipalization proceedings; future economic conditions; legislative and regulatory developments; our regulatory and competitive markets; and other circumstances affecting anticipated operations, sales and costs.

SUMMARY OF SIGNIFICANT ITEMS

Gain on Extinguishment of Debt

     In the first quarter of 2000, Westar Capital, Inc. (Westar Capital), a wholly-owned subsidiary, purchased $59.5 million face value of Protection One bonds on the open market. A portion of these debt securities was transferred to Protection One in connection with the purchase of Protection One's European operations. Protection One also purchased $6 million face value of its bonds on the open market in the first quarter of 2000. An extraordinary gain of $18.5 million, net of tax, was recognized on these retirements.

Marketable Securities

     During the first quarter of 2000, we sold a significant portion of an equity investment in a gas compression company and realized a pre-tax gain of $73.7 million. During the second quarter of 2000, we sold the remaining portion of this investment and realized a subsequent pre-tax gain of $17.4 million. We also sold other securities during the first quarter and realized a pre-tax gain of $24.5 million.

     See also Note 3 to Consolidated Financial Statements in our 1999 Annual Report on Forms 10-K and 10-K/A for discussion of the sale of marketable securities in 1999.

Monitored Services Change in Estimate of Useful Life of Goodwill

     Protection One re-evaluated the original assumptions and rationale utilized in the establishment of the estimated useful life of goodwill. Protection One concluded that due to continued losses and increased levels of attrition experienced in 1999, the estimated useful life of goodwill should be reduced from 40 years to 20 years. As of January 1, 2000, the remaining goodwill, net of accumulated amortization, is being amortized over its remaining useful life based on a 20-year life. Protection One International, Inc. and Protection One UK, Plc. (collectively referred to as Protection One Europe) made a similar change. Based on Protection One's and Protection One Europe's existing account bases at January 1, 2000, we anticipate that this will result in an increase in aggregate annual goodwill amortization of approximately $34 million prospectively for Protection One and Protection One Europe.

Corporate Restructuring

     On March 28, 2000, our board of directors approved the separation of our electric and non-electric utility businesses. The separation is currently expected to be effected through an offer to be made to shareholders prior to year end 2000. The offer will be described in materials furnished to our shareholders. The impact on our financial position and operating results cannot be determined until the final details of the offer are determined. Our goal is to complete the separation in the fourth quarter of 2000, but no assurance can be given that the separation will be completed by that time or at all.

OPERATING RESULTS

Western Resources Consolidated

     The following discussion explains significant changes in operating results between the three months ended March 31, 2000, and March 31, 1999. Basic earnings per share were $0.88 compared to $0.31 in the first quarter of 1999. The significant increase is primarily attributable to increased investment earnings from the sale of our investments in a gas compression company and other marketable securities. Also contributing to this increase is the extraordinary gain on the retirement of Protection One bonds.

     Higher amortization of intangible assets due to a change in amortization method for customer accounts, a change in the estimate of the useful life of goodwill from 40 years to 20 years and operating losses from our monitored services segment partially offset the increase from investment earnings. For further discussion of the impact of the accounting changes, see discussion below in "Monitored Services Business Segment."

     A decline in electric utility operating income primarily resulting from scheduled maintenance of generating units also partially offset the increase from investment earnings.

     The following table reflects the increases/(decreases) in electric sales volumes for the three months ended March 31, 2000, from the comparable period of 1999.

                                   2000          1999       % Change
                                     (Thousands of Megawatthours)
      Residential. . . . .         1,222         1,201         1.8 %
      Commercial . . . . .         1,420         1,394         1.8 %
      Industrial . . . . .         1,340         1,365        (1.8)%
      Other. . . . . . . .           231           265       (12.8)%
        Total retail . . .         4,213         4,225        (0.3)%
      System hedging . . .           643          -             -
      Wholesale. . . . . .         1,673         1,197        39.8 %
        Total. . . . . . .         6,529         5,422        20.4 %

     Utility operations' sales increased $22.8 million in the first quarter of 2000 from $311.7 million to $334.5 million, primarily due to higher wholesale sales volumes as discussed below under "Fossil Generation." Utility operations' sales include all electric sales, including power produced for sale to Power Delivery and power produced for sale to external wholesale customers located within and outside our historical marketing territory. Despite higher sales, EBIT decreased $6.4 million from $55.8 million to $49.4 million due to higher cost of sales of $20.9 million which was primarily a result of increased purchased power expense and higher fossil fuel expense. Higher operating expenses, which increased by $9.4 million because of increased maintenance expense, also contributed to the lower EBIT.

     For more detailed information regarding our Utility Operations, see the business segments discussion below.


BUSINESS SEGMENTS

     We have segmented our business based on differences in products and services, production processes, and management responsibility. Based on this approach, we have identified four reportable segments: Fossil Generation, Nuclear Generation, Power Delivery and Monitored Services.

     Fossil Generation, Nuclear Generation and Power Delivery represent the three business segments that comprise our electric utility business. Fossil Generation produces power for sale internally to the Power Delivery segment and to external wholesale customers within and outside the company's historical marketing territory. Power marketing is a component of our Fossil Generation segment which attempts to minimize market fluctuation risk, enhance system reliability and improve efficiency of power plant operations. Nuclear Generation represents our 47% ownership in the Wolf Creek nuclear generating facility. This segment does not have any external sales. The Power Delivery segment consists of the transmission and distribution of power to our retail customers in Kansas and the customer service provided to these customers. Monitored Services represents our security alarm monitoring business in North America, the United Kingdom and continental Europe. Other represents our non-utility operations and natural gas investment.

     The following discussion identifies key factors affecting our electric business segments for the three month periods ending March 31, 2000, and March 31, 1999.

                                              2000          1999
        Fossil Generation:                   (Dollars in Thousands)
          External sales. . . . . . . . . .  $100,764      $ 79,361
          Internal sales. . . . . . . . . .   128,392       125,662
          EBIT. . . . . . . . . . . . . . .    45,352        47,225

        Nuclear Generation:
          Internal sales. . . . . . . . . .  $ 29,480      $ 29,218
          EBIT. . . . . . . . . . . . . . .    (5,346)       (4,225)

        Power Delivery:
          External sales. . . . . . . . . .  $233,731      $232,340
          Internal sales. . . . . . . . . .    67,370        69,380
          EBIT. . . . . . . . . . . . . . .    12,457        15,631

Fossil Generation

     External sales increased $21.4 million due to 40% higher wholesale sales volumes to wholesale customers within our service territory. The wholesale sales increased due to increased wholesale market opportunities and greater system availability, allowing us to sell more electricity to wholesale customers than we did in 1999. The increased wholesale market opportunities are due to a larger trading operation and increased involvement in the market for our system.

     External sales were also affected by lower power marketing sales which were $5.8 million, or 12%, lower than in the first quarter of 1999. The related cost
of sales was $7.7 million, or 16% lower.   Our involvement in the wholesale
market varies from quarter to quarter based on current marketing opportunities and availability of generation.

     Internal sales increased $2.7 million due to a higher internal transfer price charged to Power Delivery. Internal sales to Power Delivery are made at an internal transfer price which is based upon an assumed competitive market price for capacity and energy.

     Despite higher sales, EBIT was lower due to higher electric cost of sales and higher operating expenses, including increased maintenance expense for a planned maintenance outage at a KGE generating unit.

     Electric cost of sales reflected higher purchased power expense and higher fossil fuel expense. We had higher purchased power expense in 2000 compared to 1999 primarily due to an increased number of system hedging transactions.
Fossil fuel expense also increased by $6.5 million, or 20% primarily due to increased use of coal at our generating stations to support our system needs and our wholesale sales.

     At certain times, we enter into transactions to reduce exposure relative to the volatility of cash market prices. The system hedging sales discussed above represent the settlement of such transactions. During the first quarter of 1999, we had no material system hedging transactions. However, during the last quarter of 1999, hedging transactions were entered into in order to maintain system reliability in the event of any Year 2000 problems. These hedging transactions were settled during the first quarter of 2000. These transactions resulted in a loss of approximately $1 million.

Nuclear Generation

     Nuclear Generation has no external sales because it provides all of its power to its co-owners KGE, Kansas City Power and Light Company and Kansas Electric Power Cooperative, Inc. Internal sales include the internal transfer price that Nuclear Generation charges to Power Delivery. The amounts in the table above are our 47% share of Wolf Creek's operating results. EBIT is negative because internal sales are less than Wolf Creek's costs. Internal sales and EBIT did not materially change because there were no Wolf Creek outages in either period.

Power Delivery

     Power Delivery's external sales consist of the transmission and distribution of power to our Kansas electric customers and the customer service provided to them. Internal sales include an intra-segment transfer price for charges for the use of the distribution lines and transformers.

     External sales increased $1.4 million primarily due to increased retail kilowatt hour sales.

     Internal sales were $2.0 million lower due to reduced retail transmission service revenues which resulted from a change in pricing methodology.

     EBIT decreased $3.2 million primarily due to a $2.7 million higher expense related to the internal transfer price charged by Fossil Generation.

Monitored Services

     Protection One and Protection One Europe comprise our monitored services business. The results discussed below reflect monitored services on a stand-alone basis. These results do not take into consideration Protection One's minority interest of approximately 15% at March 31, 2000, and March 31, 1999.

                                               Three Months Ended
                                                    March 31,
                                               2000          1999
                                             (Dollars in Thousands)
          External sales. . . . . . . . . .  $149,341      $148,547
          EBIT. . . . . . . . . . . . . . .   (17,231)       17,542

     EBIT decreased $34.8 million due to higher cost of sales, higher depreciation and amortization expense and higher selling, general and administrative expenses.

     Cost of sales increased $7.3 million primarily due to increased compensation costs for additional personnel at Protection One's monitoring stations to improve the level of customer service.

     Depreciation and amortization expense increased $20.1 million. As discussed in our 1999 Annual Report on Forms 10-K and 10-K/A, Protection One changed its customer amortization method from a 10-year straight line method to a 10-year declining balance method. Protection One Europe made a similar change. Customer amortization increased from $26.7 million for the first quarter of 1999 to $33.4 million for the first quarter of 2000.

     As discussed in the "Summary of Significant Items" above, Protection One also changed its estimate of useful life of goodwill from 40 years to 20 years. Protection One Europe made a similar change. These changes resulted in an aggregate $5.7 million increase in our goodwill amortization in the first quarter of 2000. Additionally, in the first quarter of 2000, Protection One's depreciation expense increased by $4.8 million due to a change in the estimated life of certain information systems installed in 1999 which accelerated the depreciation of these systems.

     Selling, general and administrative expenses increased $7.4 million primarily due to an increase in Protection One's bad debt and collection expenses of approximately $2.1 million, and an increase of $1.6 million in Protection One's subcontract expense primarily for outside information technology support for the new billing and collection software Protection One began utilizing in November 1999.

Western Resources Consolidated

Other Income (Expenses)

     Other income (expense) includes income and expenses not directly related to our operations. The increase in other income during 2000 is primarily related to a $73.7 million gain on the sale of part of our investment in a gas compression company and a $24.5 million gain on the sale of our other marketable securities.

Interest Expense

     Interest expense decreased approximately $0.8 million, or 1.1%. Long-term debt interest expense was $7.7 million lower due to decreased long-term debt balances resulting from the retirement of $125 million of first mortgage bonds in 1999 and the repurchase and retirement of $155.4 million face value of Protection One bonds in the fourth quarter of 1999 and the first quarter of 2000. Short-term debt interest expense was $6.9 million higher due to increased short-term borrowings under our credit facilities as discussed below in "Liquidity and Capital Resources."

Income Taxes

     Our effective income tax rate for the three month period ended March 31, 2000, was 47.2% compared to 31.5% for the three month period ended March 31, 1999. We estimate our effective tax rate to be 27.3% for the fiscal year ending December 31, 2000, which is lower than the effective tax rate for the quarter ended March 31, 2000. The effective tax rate for the first quarter includes income tax expense on the sale of marketable securities at the statutory rate.

     In addition to the factors discussed above, the effective tax rate for the quarter varied from the Federal statutory rate due to the tax benefit of excluding 70% of the dividends received from ONEOK, the generation and utilization of tax credits from Affordable Housing investments, the amortization of prior years' investment tax credits, the amortization of non-deductible goodwill, the flow-through of tax benefits from corporate-owned life insurance, and the deduction for state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     We had $1.7 million in cash and cash equivalents at March 31, 2000. We consider highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At March 31, 2000, we had approximately $643.9 million of short-term debt outstanding, of which $443.4 million was commercial paper. All of the outstanding commercial paper will mature by May 19, 2000, and is expected to be refinanced with short-term borrowings under our credit facilities. Current maturities of long-term debt were $47.8 million at March 31, 2000.

     We also had $17.7 million of restricted cash at March 31, 2000. Our restricted cash consists primarily of cash held in escrow pursuant to certain letters of credit and one of Protection One's 1998 acquisitions.

     As of March 31, 2000, we had arrangements with certain banks to provide unsecured short-term lines of credit on a committed basis totaling approximately $992 million.

     The unsecured short-term lines of credit included three revolving credit facilities with various banks as follows:

                 Amount         Facility       Termination Date
              $242 million     364-day           June 30, 2000
               500 million     5-year            March 17, 2003
               250 million     6 1/2-month       June 30, 2000

     In March 2000, we amended all of these credit facilities to reflect the possibility of borrowing from them rather than using them to provide support for commercial paper borrowings. Our cost of borrowing short term debt is about 1.5% higher under the revolvers versus commercial paper. Due to the lowering of our credit ratings in March 2000, as discussed below, we no longer participate in the commercial paper market but, instead, borrow directly from our revolving credit facilities.

     Amendments to the credit facilities include increased pricing to reflect credit quality and the potential drawn nature of credit facilities rather than support for commercial paper, redefinition of the total debt to capital financial covenant, limitation on use of proceeds from sale of first mortgage bonds requiring repayment of debt outstanding under the credit facilities before proceeds may be used for other purposes, and a commitment to use our "best efforts" to pledge first mortgage bonds to support our credit facilities if our senior unsecured credit rating drops below "investment grade" (bonds rated below BBB by Standard & Poor's (S&P) and Fitch and below Baa by Moody's Investors Service (Moody's)). As indicated by the table below, at May 9, 2000, our mortgage bonds were rated above investment grade by S&P and below investment grade by Fitch and Moody's.

     In order to maintain adequate short-term borrowing capacity, we are pursuing discussions with our lenders, which we expect to be successful, to replace or further amend these credit facilities prior to their maturity.

     In January 2000, we reached an agreement with our banks under our current credit facilities to eliminate a cross-default provision relating to Protection One and its subsidiaries, provided we do not increase our investment in Protection One by more than $125 million.

     On April 28, 2000, we filed a shelf registration statement with the SEC to register $500 million of first mortgage bonds. The registration statement became effective May 8, 2000. The proceeds of the sale of the securities, if and when issued, are expected to be used to pay off short-term indebtedness.

     S&P, Fitch Investors Service (Fitch) and Moody's are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies' assessment of our ability to pay interest and principal on these securities.


     As of May 9, 2000, ratings with these agencies were as follows:

                    Western                              KGE's   Protection    Protection
                   Resources'   Western      KGE's      Senior       One          One
                    Mortgage   Resources'  Mortgage    Unsecured   Senior       Senior
                      Bond     Unsecured     Bond        Debt     Unsecured   Subordinated
     Rating Agency    Rating      Debt       Rating      Rating      Debt     Unsecured Debt
        S&P           BBB-        BB-        BB+         BB-         B+             B-
        Fitch         BB+         BB         BB+         BB          B+             B-
        Moody's       Ba1         Ba2        Ba1         -           B2             Caa1


     Credit rating agencies are applying more stringent guidelines when rating utility companies due to increasing competition and utility investment in non-utility businesses. On March 29, 2000, S&P, Moody's and Fitch lowered the credit ratings of the company. Additionally, our ratings at S&P remain on credit watch with negative implications and Moody's has said the outlook is negative.

     On March 24, 2000, Moody's downgraded their ratings on Protection One's outstanding securities with outlook remaining negative.

Cash Flows from Operating Activities

     Net cash flow from operations did not change materially between the first quarter of 2000 and the first quarter of 1999. The gain on sale of marketable securities in 2000 was offset by changes in working capital.

Cash Flows from Investing Activities

     Investing activities provided net cash flow of $121.4 million in the first quarter of 2000 due primarily to proceeds of $194.1 million received from the sale of marketable securities.

     Investing activities used net cash flow of $155.7 million in the first quarter of 1999 due primarily to Protection One's use of approximately $99.3 million for customer account and security alarm monitoring acquisitions.

Cash Flows Used in Financing Activities

     We had a net use of cash for financing activities totaling $199.6 million in the first quarter of 2000 due primarily to payments on debt. We used the proceeds from the sale of marketable securities to reduce short-term debt by $61.5 million, to retire $75 million in current maturities of first mortgage bonds and to purchase and retire Protection One bonds.

     We had net cash from financing activities totaling $107.3 million in the first quarter of 1999 due primarily to proceeds of short-term and long-term debt of $137.2 million.

Debt Repurchase Plan

     We may from time-to-time purchase our debt securities and preferred stock. The timing and terms of purchases, and the amount of debt actually purchased, will be determined by the company based on market conditions and other factors. We may also purchase Protection One debt securities. Purchases are expected to be made in the open market or through negotiated transactions.

Dividend Policy

     Our board of directors reviews our dividend policy from time to time.
Among the factors the board of directors considers in determining our dividend policy are earnings, cash flows, capitalization ratios, competition and regulatory conditions. In January 2000, our board of directors declared a first-quarter 2000 dividend of 53 1/2 cents per share that was paid on April 3, 2000. In March 2000, we announced a new dividend policy in conjunction with the announcement of the separation of the company's electric and non-electric utility businesses. The new dividend policy will result in quarterly dividends of $0.30 per share, or $1.20 per share on an annual basis, to be effective with the anticipated declaration of the July 2000 dividend. We believe the new dividend policy would be reconsidered if the separation were materially delayed or modified.


OTHER INFORMATION

Electric Utility

     City of Wichita Proceeding: In December 1999, the Wichita, Kansas, City Council authorized the hiring of an outside consultant to determine the feasibility of creating a municipal electric utility to replace KGE as the supplier of electricity in Wichita. KGE's rates are currently 7% below the national average for retail customers. The average rates charged to retail customers in territories served by our KPL division are 19% lower than KGE's rates. Customers within the Wichita metropolitan area account for approximately 25% of our total energy sales. KGE has an exclusive franchise with the City of Wichita to provide retail electric service that expires March 2002. Under Kansas law, KGE will continue to have the exclusive right to serve the customers in Wichita following the expiration of the franchise, assuming the system is not
municipalized.   See also "FERC Proceedings" below regarding a complaint filed with the Federal Energy Regulatory Commission (FERC) against KGE by the City of Wichita.

     KCC Proceeding: On March 16, 2000, the Kansas Industrial Consumers (KIC), an organization of commercial and industrial users of electricity in Kansas, filed a complaint with the Kansas Corporation Commission (KCC) requesting an investigation of Western Resources' and KGE's rates. The KIC alleges that these rates are not based on current costs. We filed a motion to dismiss the complaint on April 24, 2000. We will continue to oppose this request vigorously.

     FERC Proceedings: In September 1999, the City of Wichita filed a complaint with the FERC against us, alleging improper affiliate transactions between KPL and KGE. The City of Wichita is asking that FERC equalize the generation costs between KPL and KGE, in addition to other matters. FERC has issued an order setting this matter for hearing and has referred the case to a settlement judge. The hearing has been suspended pending settlement discussions between the parties. We believe that the City of Wichita's complaint is without merit and intend to defend against it vigorously.

     On April 28, 2000, Westar Generating II, Inc. (Westar Generating II), a wholly-owned subsidiary of the company, filed an initial rate application with the FERC regarding two 74 MW combustion turbine units currently being installed. The rate filing, to be effective June 1, 2000, will allow Westar Generating II to charge the company a monthly fee for the right to utilize the capacity of these two units.

     Nuclear Decommissioning: On September 1, 1999, Wolf Creek submitted the 1999 Decommissioning Cost Study to the KCC for approval. The KCC approved the 1999 Decommissioning Cost Study on April 26, 2000. Based on the study, our share of Wolf Creek's decommissioning costs, under the immediate dismantlement method, is estimated to be approximately $631 million during the period 2025 through 2034, or approximately $221 million in 1999 dollars. These costs were calculated using an assumed inflation rate of 3.6% over the remaining service life from 1999 of 26 years.

     For additional information on Nuclear Decommissioning, see Note 12 to Consolidated Financial Statements in our 1999 Annual Report on Forms 10-K and 10-K/A.

Monitored Services Business

     Attrition: Customer attrition for Protection One's business segments is summarized below:

                                         Trailing Twelve Months
                                            Ended March 31,
                                           2000 _        1999

          North America . . . . . . .     16.1 %         8.9 %
          Europe (a). . . . . . . . .     10.2 %          (b)
          Multifamily . . . . . . . .      8.3 %         4.5 %
            Total Protection One. . .     14.3 %         8.1 %

          (a) Europe represents annualized activity through February 29, 2000.
          (b) European operations were acquired in 1998.

     The quarterly annualized attrition rate for Protection One's North America segment in the first quarter of 2000 was 11.9% as compared to 11.2% in the first quarter of 1999. Protection One experienced high levels of attrition for its North America segment in 1999 with quarterly annualized attrition reaching peak levels of 19.1% and 16.3% in the third and fourth quarters. Protection One believes the significant decrease in attrition for the North America segment over the last three quarters is a result of efforts to improve customer service and billing and collection practices.

     SEC Review: As previously disclosed, Protection One was advised in 1999 by the Division of Corporation Finance of the SEC that, in the view of the staff, there are errors in Protection One's financial statements which are material and which have had the effect of inflating earnings commencing with the year 1997. They have had extensive discussions with the SEC staff about the methodology they used to amortize customer accounts, the purchase price allocation to customer accounts in the Network Multifamily and Westinghouse Security Systems acquisitions and other matters. These discussions are continuing. The SEC staff has not indicated it concurs with, nor has the SEC staff determined not to object to, the restatements to Protection One's financial statements made in 1999, the change in accounting principle for customer accounts, or the change in estimated useful life of goodwill. Protection One cannot predict whether the SEC staff will make additional comments or take other action that will further impact our financial statements or the effect or timing of any such action.

     Related Party Transactions: On February 29, 2000, Westar Capital purchased the continental European and United Kingdom operations of Protection One, and certain investments held by a subsidiary of Protection One, for an aggregate purchase price of $244 million. The consideration given included cash and certain Protection One debt securities. The basis of the net assets sold did not change and no gain or loss was recorded for this related party transaction. Terms of the agreement were approved by the independent directors of the boards of directors of Protection One and Protection One Alarm Monitoring, Inc. upon the recommendation of a special committee of the Protection One board of directors.

The special committee obtained a fairness opinion from an investment banker with regard to this transaction. See also Note 6 of the Notes to Consolidated Financial Statements for further discussion of debt securities that were transferred as a result of this transaction.

Market Risk

     During the three months ended March 31, 2000, the company's balance in marketable securities declined approximately $107 million from December 31, 1999, due to the sale of a significant portion of our marketable security portfolio.

     Subsequent to the sale of the remaining portion of our investment in a gas compression company, the value of our marketable security portfolio is not material and we do not expect to be materially impacted by changes in the market prices of our remaining investments.

     The company has not experienced any other significant changes in its exposure to market risk since December 31, 1999. For additional information on the company's market risk, see the Forms 10-K and 10-K/A dated December 31, 1999.

New Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 cannot be applied retroactively. We are currently evaluating commodity contracts and financial instruments to determine what, if any, effect adopting SFAS 133 might have on our financial statements. We have not yet quantified all effects of adopting SFAS 133 on our financial statements; however, SFAS 133 could increase volatility in earnings and other comprehensive income. We plan to adopt SFAS 133 as of January 1, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information relating to market risk disclosure is set forth in Other Information of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.

                    WESTERN RESOURCES, INC.
                  Part II  Other Information

ITEM 1.  LEGAL PROCEEDINGS

     The company, its subsidiary Westar Capital, Protection One, its subsidiary Protection One Alarm Monitoring, Inc. (Monitoring), and certain present and former officers and directors of Protection One are defendants in a purported class action litigation pending in the United States District Court for the Central District of California, "Ronald Cats, et al., v. Protection One, Inc., et. al.", No. CV 99-3755 DT (RCx). Pursuant to an Order dated August 2, 1999, four pending purported class actions were consolidated into a single action. In March 2000, plaintiffs filed a Second Consolidated Amended Class Action Complaint (the Amended Complaint). Plaintiffs purport to bring the action on behalf of a class consisting of all purchasers of publicly traded securities of Protection One, including common stock and notes, during the period of February 10, 1998, through November 12, 1999. The Amended Complaint asserts claims under
Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 against Protection One, Monitoring, and certain present and former officers and directors of Protection One based on allegations that various statements concerning Protection One's financial results and operations for 1997 and 1998 were false and misleading and not in compliance with Generally Accepted Accounting Principals (GAAP). Plaintiffs allege, among other things, that former employees of Protection One have reported that Protection One lacked adequate internal accounting controls and that certain accounting information was unsupported or manipulated by management in order to avoid disclosure of accurate information. The Amended Complaint further asserts claims against the company and Westar Capital as controlling persons under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A claim is also asserted under Section 11 of the Securities Act of 1933 against Protection One's auditor, Arthur Andersen LLP. The Amended Complaint seeks an unspecified amount of compensatory damages and an award of fees and expenses, including attorneys' fees. The company and Protection One believe that all the claims asserted in the Amended Complaint are without merit and intend to defend against them vigorously. The company and Protection One cannot currently predict the impact of this litigation which could be material.

     For other proceedings affecting the company, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations which is incorporated herein by reference.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

              Exhibit 12   -   Computation of Ratio of Consolidated Earnings
                                 to Fixed Charges for Three Months Ended
                                 March 31, 2000 (filed electronically)

              Exhibit 27   -   Financial Data Schedule (filed electronically)

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

             Form 8-K filed March 29, 2000 - Press release announcing Western
                Resources plans to separate its electric utility business from its non-electric business, reporting 1999 earnings results and announcing dividend policy; investor presentation.

             Form 8-K filed April 10, 2000 - Press release announcing Western
                Resources may from time-to-time purchase its debt securities and preferred stock.

                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Western Resources, Inc.



Date        May 11, 2000              By         /s/ WILLIAM B. MOORE
                                           William B. Moore, Executive
                                           Vice President, Chief Financial
                                               Officer and Treasurer


Date        May 11, 2000              By         /s/ LEROY P. WAGES
                                              Leroy P. Wages, Controller