Form 10-Q
period 2000-06-30
WESTERN RESOURCES INC /KS
filed 2000-08-14
CIK 54507

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

(Mark One)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
  -----
          EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 2000
                               -----------------------------------------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -----
          EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________


                          Commission File Number 1-3523
                                                 ------


                             WESTERN RESOURCES, INC.
                        --------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           KANSAS                                              48-0290150
-------------------------------                           --------------------
(State or Other Jurisdiction of                                 (Employer
Incorporation or Organization)                             Identification No.)


   818 KANSAS AVENUE, TOPEKA, KANSAS                                  66612
----------------------------------------                           -----------
(Address of Principal Executive Offices)                            (Zip Code)


        Registrant's Telephone Number Including Area Code (785) 575-6300
                                                          --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes X                       No
                              ---                         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at August 10, 2000
-----------------------------                 ------------------------------
Common Stock, $5.00 par value                          69,348,909

                             WESTERN RESOURCES, INC.
                                      INDEX

                                                                        Page No.
                                                                        --------
Part I.  Financial Information

   Item 1.  Financial Statements

        Consolidated Balance Sheets                                        4

        Consolidated Statements of Income                                5 - 6

        Consolidated Statements of Comprehensive Income                    7

        Consolidated Statements of Cash Flows                              8

        Consolidated Statements of Shareholders' Equity                    9

        Notes to Consolidated Financial Statements                        10

   Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      20

   Item 3.  Quantitative and Qualitative Disclosures About
                 Market Risk                                              33

Part II.  Other Information

   Item 1.  Legal Proceedings                                             34

   Item 2.  Changes in Securities and Use of Proceeds                     34

   Item 3.  Defaults Upon Senior Securities                               34

   Item 4.  Submission of Matters to a Vote of Security Holders           34

   Item 5.  Other Information                                             35

   Item 6.  Exhibits and Reports on Form 8-K                              35

Signatures                                                                36

                             WESTERN RESOURCES, INC.

                           FORWARD-LOOKING STATEMENTS


         Certain matters discussed in this Form 10-Q are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we "believe," "anticipate," "expect" or words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations, or goals. Such statements address future events and conditions concerning capital expenditures, earnings, liquidity and capital resources, litigation, rate and other regulatory matters, outcome of the Securities and Exchange Commission (SEC) staff's review of Protection One accounting issues, possible corporate restructurings, mergers, acquisitions, dispositions, compliance with debt covenants, interest and dividends, Protection One's financial condition and its impact on our consolidated results, environmental matters, changing weather, nuclear operations, ability to enter new markets successfully and capitalize on growth opportunities in non-regulated businesses, events in foreign markets in which investments have been made, accounting matters, and the overall economy of our service area. What happens in each case could vary materially from what we expect because of such things as electric utility deregulation, ongoing municipal, state and federal activities, such as the Wichita municipalization proceedings; future economic conditions; legislative and regulatory developments; regulatory and competitive markets; and other circumstances affecting anticipated operations, sales and costs.

                             WESTERN RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                June 30,       December 31,
                                                                  2000             1999
                                                              -----------      -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . .    $    6,643        $   12,444
  Restricted cash . . . . . . . . . . . . . . . . . . . . .        19,472            14,558
  Accounts receivable (net) . . . . . . . . . . . . . . . .       245,031           229,200
  Inventories and supplies (net). . . . . . . . . . . . . .       117,954           112,392
  Marketable securities . . . . . . . . . . . . . . . . . .         5,182           177,128
  Prepaid expenses and other. . . . . . . . . . . . . . . .        63,453            57,246
                                                               ----------        ----------
    Total Current Assets. . . . . . . . . . . . . . . . . .       457,735           602,968
                                                               ----------        ----------

PROPERTY, PLANT AND EQUIPMENT (NET) . . . . . . . . . . . .     3,956,678         3,889,444
                                                               ----------        ----------

OTHER ASSETS:
  Restricted cash . . . . . . . . . . . . . . . . . . . . .        36,535              -
  Investment in ONEOK . . . . . . . . . . . . . . . . . . .       589,758           590,109
  Customer accounts (net) . . . . . . . . . . . . . . . . .     1,071,991         1,138,902
  Goodwill (net). . . . . . . . . . . . . . . . . . . . . .     1,071,439         1,102,157
  Regulatory assets . . . . . . . . . . . . . . . . . . . .       373,776           366,004
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       418,286           318,622
                                                               ----------        ----------
    Total Other Assets. . . . . . . . . . . . . . . . . . .     3,561,785         3,515,794
                                                               ----------        ----------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .    $7,976,198        $8,008,206
                                                               ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt. . . . . . . . . . .    $   45,687        $  111,667
  Short-term debt . . . . . . . . . . . . . . . . . . . . .       209,000           705,421
  Accounts payable. . . . . . . . . . . . . . . . . . . . .       146,393           132,834
  Accrued liabilities . . . . . . . . . . . . . . . . . . .       202,740           226,786
  Accrued income taxes. . . . . . . . . . . . . . . . . . .        56,866            40,328
  Deferred security revenues. . . . . . . . . . . . . . . .        57,081            61,148
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       119,204            73,011
                                                               ----------        ----------
    Total Current Liabilities . . . . . . . . . . . . . . .       836,971         1,351,195
                                                               ----------        ----------

LONG-TERM LIABILITIES:
  Long-term debt (net). . . . . . . . . . . . . . . . . . .     3,317,672         2,883,066
  Western Resources obligated mandatorily redeemable
    preferred securities of subsidiary trusts holding
    solely company subordinated debentures. . . . . . . . .       220,000           220,000
  Deferred income taxes and investment tax credits. . . . .       992,177           982,548
  Minority interests. . . . . . . . . . . . . . . . . . . .       195,724           193,499
  Deferred gain from sale-leaseback . . . . . . . . . . . .       192,208           198,123
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       295,207           279,451
                                                               ----------        ----------
    Total Long-term Liabilities . . . . . . . . . . . . . .     5,212,988         4,756,687
                                                               ----------        ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Cumulative preferred stock. . . . . . . . . . . . . . . .        24,858            24,858
  Common stock, par value $5 per share, authorized
   150,000,000 shares, outstanding 68,910,419 and
   67,401,657 shares, respectively. . . . . . . . . . . . .       344,568           341,508
  Paid-in capital . . . . . . . . . . . . . . . . . . . . .       826,524           820,945
  Retained earnings . . . . . . . . . . . . . . . . . . . .       732,684           691,016
  Accumulated other comprehensive income (net). . . . . . .        (2,345)           37,788
  Treasury stock, at cost, 3,214 and 900,000 shares,
   respectively . . . . . . . . . . . . . . . . . . . . . .           (50)          (15,791)
                                                               ----------        ----------
    Total Shareholders' Equity. . . . . . . . . . . . . . .     1,926,239         1,900,324
                                                               ----------        ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . . . .   $7,976,198        $8,008,206
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

                             WESTERN RESOURCES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                    Three Months Ended
                                                                          June 30,
                                                                  -------------------------
                                                                     2000           1999
                                                                  ----------     ----------
SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . .     $  418,691     $  325,341

  Security. . . . . . . . . . . . . . . . . . . . . . . . . .        130,590        150,801
                                                                  ----------     ----------
    Total Sales . . . . . . . . . . . . . . . . . . . . . . .        549,281        476,142
                                                                  ----------     ----------
COST OF SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . .        172,963        109,853
  Security. . . . . . . . . . . . . . . . . . . . . . . . . .         43,177         41,882
                                                                  ----------     ----------
    Total Cost of Sales . . . . . . . . . . . . . . . . . . .        216,140        151,735
                                                                  ----------     ----------

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . . .        333,141        324,407
                                                                  ----------     ----------
OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . . . . .         82,651         89,397
  Depreciation and amortization . . . . . . . . . . . . . . .        106,688         86,768
  Selling, general and administrative expense . . . . . . . .         77,061         75,018
  Write-off international development activities. . . . . . .           -            (4,930)
                                                                  ----------     ----------
    Total Operating Expenses. . . . . . . . . . . . . . . . .        266,400        246,253
                                                                  ----------     ----------

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . . . . .         66,741         78,154
                                                                  ----------     ----------
OTHER INCOME (EXPENSE):
  Investment earnings . . . . . . . . . . . . . . . . . . . .         32,857         15,876
  Minority interests. . . . . . . . . . . . . . . . . . . . .            919          1,149
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .            896           (358)
                                                                  ----------     ----------
      Total Other Income (Expense). . . . . . . . . . . . . .         34,672         16,667
                                                                  ----------     ----------

EARNINGS BEFORE INTEREST AND TAXES. . . . . . . . . . . . . .        101,413         94,821
                                                                  ----------     ----------
INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . . . . .         48,966         60,519
  Interest expense on short-term debt and other . . . . . . .         23,346         12,979
                                                                  ----------     ----------
      Total Interest Expense. . . . . . . . . . . . . . . . .         72,312         73,498
                                                                  ----------     ----------

EARNINGS BEFORE INCOME TAXES. . . . . . . . . . . . . . . . .         29,101         21,323
                                                                  ----------     ----------

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . .          3,909          2,834
                                                                  ----------     ----------

NET INCOME BEFORE EXTRAORDINARY GAIN. . . . . . . . . . . . .         25,192         18,489
                                                                  ----------     ----------

EXTRAORDINARY GAIN, NET OF TAX. . . . . . . . . . . . . . . .         17,347           -
                                                                  ----------     ----------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .         42,539         18,489
                                                                  ----------     ----------

PREFERRED DIVIDENDS . . . . . . . . . . . . . . . . . . . . .            282            282
                                                                  ----------     ----------

EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . . .     $   42,257     $   18,207
                                                                  ==========     ==========

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . . .     68,731,435     66,639,224

BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING:
  Earnings available for common stock before
    extraordinary gain. . . . . . . . . . . . . . . . . . . .     $     0.36     $     0.27
  Extraordinary gain. . . . . . . . . . . . . . . . . . . . .           0.25            -
                                                                  ----------     ----------
EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . . .     $     0.61     $     0.27
                                                                  ==========     ==========

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . . .     $      .30     $     .535

The Notes to Consolidated Financial Statements are an integral part of these statements.

                             WESTERN RESOURCES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                       Six Months Ended
                                                                           June 30,
                                                                  -------------------------
                                                                     2000           1999
                                                                  ----------     ----------
SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . .     $  753,521     $  637,376
  Security. . . . . . . . . . . . . . . . . . . . . . . . . .        279,931        299,348
                                                                  ----------     ----------
    Total Sales . . . . . . . . . . . . . . . . . . . . . . .      1,033,452        936,724
                                                                  ----------     ----------

COST OF SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . .        300,588        216,506
  Security. . . . . . . . . . . . . . . . . . . . . . . . . .         91,753         83,156
                                                                  ----------     ----------
    Total Cost of Sales . . . . . . . . . . . . . . . . . . .        392,341        299,662
                                                                  ----------     ----------

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . . .        641,111        637,062
                                                                  ----------     ----------

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . . . . .        168,293        168,479
  Depreciation and amortization . . . . . . . . . . . . . . .        213,056        170,538
  Selling, general and administrative expense . . . . . . . .        162,669        146,886
  Write-off international development activities. . . . . . .           -            (4,930)
                                                                  ----------     ----------
    Total Operating Expenses. . . . . . . . . . . . . . . . .        544,018        480,973
                                                                  ----------     ----------

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . . . . .         97,093        156,089
                                                                  ----------     ----------

OTHER INCOME (EXPENSE):
  Investment earnings . . . . . . . . . . . . . . . . . . . .        150,925         37,444
  Minority interests. . . . . . . . . . . . . . . . . . . . .            308          1,850
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,410            545
                                                                  ----------     ----------
      Total Other Income (Expense). . . . . . . . . . . . . .        152,643         39,839
                                                                  ----------     ----------

EARNINGS BEFORE INTEREST AND TAXES. . . . . . . . . . . . . .        249,736        195,928
                                                                  ----------     ----------

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . . . . .        100,408        119,290
  Interest expense on short-term debt and other . . . . . . .         41,930         25,008
                                                                  ----------     ----------
      Total Interest Expense. . . . . . . . . . . . . . . . .        142,338        144,298
                                                                  ----------     ----------

EARNINGS BEFORE INCOME TAXES. . . . . . . . . . . . . . . . .        107,398         51,630
                                                                  ----------     ----------

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . .         40,882         12,394
                                                                  ----------     ----------

NET INCOME BEFORE EXTRAORDINARY GAIN  . . . . . . . . . . . .         66,516         39,236
                                                                  ----------     ----------

EXTRAORDINARY GAIN, NET OF TAX. . . . . . . . . . . . . . . .         35,839           -
                                                                  ----------     ----------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .        102,355         39,236
                                                                  ----------     ----------

PREFERRED DIVIDENDS . . . . . . . . . . . . . . . . . . . . .            564            564
                                                                  ----------     ----------

EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . . .     $  101,791     $   38,672
                                                                  ==========     ==========

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . . .     68,232,780     66,365,731

BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING:
---------------------------------------------------
EARNINGS AVAILABLE FOR COMMON STOCK BEFORE EXTRAORDINARY GAIN     $    0.97      $    0.58
EXTRAORDINARY GAIN. . . . . . . . . . . . . . . . . . . . . .          0.52            -
                                                                  ----------     ---------
EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . . .     $    1.49      $    0.58
                                                                  ==========     =========

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . . .     $    0.835     $    1.07

The Notes to Consolidated Financial Statements are an integral part of these statements.

                             WESTERN RESOURCES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                   Three Months Ended
                                                                        June 30,
                                                                  ---------------------
                                                                    2000         1999
                                                                  --------      -------
NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .        $42,539      $18,489
                                                                   -------      -------
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
  Unrealized holding (losses)/gains on marketable
    securities arising during the period. . . . . . . . . .         (1,353)       6,215
  Less: Reclassification adjustment for (gains)/losses
    included in net income. . . . . . . . . . . . . . . . .        (17,369)         140
                                                                   -------      -------
  Unrealized (losses)/gain on marketable securities (net) .        (18,722)       6,355
  Unrealized (loss) on currency translation . . . . . . . .         (1,486)        (439)
                                                                   -------      -------
    Other comprehensive (loss) income, before tax . . . . .        (20,208)       5,916
                                                                   -------      -------

INCOME TAX  BENEFIT/(EXPENSE) . . . . . . . . . . . . . . .         11,315       (2,350)
                                                                   -------      -------

OTHER COMPREHENSIVE (LOSS)/INCOME, NET OF TAX . . . . . . .        ( 8,893)       3,566
                                                                   -------      -------

COMPREHENSIVE INCOME. . . . . . . . . . . . . . . . . . . .        $33,646      $22,055
                                                                   =======      =======



                                                                    Six Months Ended
                                                                        June 30,
                                                                  ---------------------
                                                                    2000         1999
                                                                  --------      -------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .       $102,355      $39,236
                                                                  --------      -------

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
  Unrealized holding gains/(losses) on marketable
    securities arising during the period. . . . . . . . . .         44,863      (15,167)
  Less: Reclassification adjustment for (gains)/losses
    included in net income. . . . . . . . . . . . . . . . .       (115,629)         140
                                                                  --------      -------
  Unrealized loss on marketable securities (net). . . . . .        (70,766)     (15,027)
  Unrealized (loss) on currency translation . . . . . . . .         (1,035)      (1,541)
                                                                  --------      -------
    Other comprehensive (loss), before tax. . . . . . . . .        (71,801)     (16,568)
                                                                  --------      -------

INCOME TAX BENEFIT . . . . . . . . . . . . . . . . . . . .          31,668        6,663
                                                                  --------      -------

OTHER COMPREHENSIVE (LOSS), NET OF TAX . . . . . . .               (40,133)      (9,905)
                                                                  --------      -------

COMPREHENSIVE INCOME. . . . . . . . . . . . . . . . . . . .        $62,222      $29,331
                                                                  ========      =======


The Notes to Consolidated Financial Statements are an integral part of these statements.

                             WESTERN RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                    Six Months Ended
                                                                         June 30,
                                                                --------------------------
                                                                    2000           1999
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .      $  102,355    $    39,236
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Extraordinary gain. . . . . . . . . . . . . . . . . . . .         (35,839)          -
  Depreciation and amortization . . . . . . . . . . . . . .         213,056        170,538
  Amortization of gain on sale-leaseback. . . . . . . . . .          (5,915)        (5,915)
  Equity in earnings from investments . . . . . . . . . . .          (7,200)        (6,492)
  Gain on sale of marketable securities . . . . . . . . . .        (115,629)          -
  Minority interests  . . . . . . . . . . . . . . . . . . .            (308)        (1,850)
  Accretion of discount note interest . . . . . . . . . . .          (5,981)        (3,345)
  Write-off international development activities. . . . . .            -            (4,930)
  Change in restricted cash . . . . . . . . . . . . . . . .         (50,440)          -
  Changes in working capital items:
    Accounts receivable (net) . . . . . . . . . . . . . . .         (14,257)        (6,329)
    Inventories and supplies. . . . . . . . . . . . . . . .          (5,562)       (16,128)
    Prepaid expenses and other. . . . . . . . . . . . . . .          (7,781)       (27,122)
    Accounts payable. . . . . . . . . . . . . . . . . . . .          13,559         (6,107)
    Accrued liabilities . . . . . . . . . . . . . . . . . .         (24,046)       (12,786)
    Accrued income taxes. . . . . . . . . . . . . . . . . .          16,538            456
    Deferred revenue. . . . . . . . . . . . . . . . . . . .          (4,232)         6,218
    Other . . . . . . . . . . . . . . . . . . . . . . . . .          (4,045)       (11,116)
  Changes in other assets and liabilities . . . . . . . . .           1,559         (5.006)
                                                                -----------    -----------
      Net cash flows from operating activities. . . . . . .          65,832        109,322
                                                                -----------    -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Additions to property, plant and equipment (net). . . . .        (170,357)       (88,619)
  Customer account acquisitions . . . . . . . . . . . . . .            -          (154,571)
  Security alarm monitoring acquisitions, net of cash
     acquired . . . . . . . . . . . . . . . . . . . . . . .         (20,943)       (20,722)
  Purchases of marketable securities. . . . . . . . . . . .            -           (11,999)
  Proceeds from sale of marketable securities . . . . . . .         217,062         21,699
  Investment in Paradigm. . . . . . . . . . . . . . . . . .            -           (32,009)
  Other investments (net) . . . . . . . . . . . . . . . . .           5,589         (9,342)
                                                                -----------    -----------
      Net cash flows from (used in) investing activities. .          31,351       (295,563)
                                                                -----------    -----------

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . .        (496,421)       109,918
  Proceeds of long-term debt. . . . . . . . . . . . . . . .         606,087        136,479
  Retirements of long-term debt . . . . . . . . . . . . . .        (176,343)          (178)
  Issuance of common stock issued (net) . . . . . . . . . .           8,639         18,497
  Cash dividends paid . . . . . . . . . . . . . . . . . . .         (57,606)       (71,496)
  Reissuance of treasury stock. . . . . . . . . . . . . . .          21,847           -
  Acquisition of treasury stock . . . . . . . . . . . . . .          (9,187)          -
                                                                -----------    -----------
      Net cash flows (used in) from financing activities. .        (102,984)       193,220
                                                                -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS. . . .         ( 5,801)         6,979

CASH AND CASH EQUIVALENTS:
  Beginning of the period . . . . . . . . . . . . . . . . .          12,444         16,394
                                                                -----------    -----------
  End of the period . . . . . . . . . . . . . . . . . . . .     $     6,643    $    23,373
                                                                ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  CASH PAID FOR:
  Interest on financing activities (net of amount
    capitalized . . . . . . . . . . . . . . . . . . . . . .     $   179,660    $   152,311
  Income taxes. . . . . . . . . . . . . . . . . . . . . . .           3,793            831

The Notes to Consolidated Financial Statements are an integral part of these statements.

                             WESTERN RESOURCES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)



                                            Three Months Ended           Six Months Ended
                                                June 30,                    June 30,
                                         -----------------------     -----------------------
                                            2000         1999           2000         1999
                                         ----------   ----------     ----------   ----------
CUMULATIVE PREFERRED STOCK:
  Par value $100 per share,
  authorized 600,000 shares,
  outstanding -
    4 1/2% Series, 138,576 shares. .     $   13,858   $   13,858     $   13,858   $   13,858
    4 1/4% Series, 60,000 shares . .          6,000        6,000          6,000        6,000
    5% Series, 50,000 shares . . . .          5,000        5,000          5,000        5,000
                                         ----------   ----------     ----------   ----------
  Beginning balance. . . . . . . . .         24,858       24,858         24,858       24,858
  Redemption of preferred stock. . .           -            -              -            -
                                         ----------   ----------     -----------  ----------
  Ending balance . . . . . . . . . .         24,858       24,858         24,858       24,858
                                         ----------   ----------     ----------   ----------

COMMON STOCK:
  Beginning balance. . . . . . . . .        344,568      330,768        341,508      329,548
  Issuance of common stock . . . . .           -           5,076          3,060        6,296
                                         ----------   ----------     ----------   ----------
  Ending balance . . . . . . . . . .        344,568      335,844        344,568      335,844
                                         ----------   ----------     ----------   ----------

PAID-IN-CAPITAL:
  Beginning balance. . . . . . . . .        823,645      779,809        820,945      775,337
  Issuance on common stock . . . . .          2,879       22,051          5,579       26,523
                                         ----------   ----------     ----------   ----------
  Ending balance . . . . . . . . . .        826,524      801,860        826,524      801,860
                                         ----------   ----------     ----------   ----------

RETAINED EARNINGS:
  Beginning balance. . . . . . . . .        712,948      808,678        691,016      823,590
  Net income . . . . . . . . . . . .         42,539       18,489        102,355       39,236
  Dividends on preferred stock . . .           (282)        (282)          (564)        (564)
  Dividends on common stock. . . . .        (20,651)     (35,555)       (57,042)     (70,932)
  Issuance of treasury stock . . . .         (1,870)        -            (3,081)        -
                                         ----------   ----------     ----------   ----------
  Ending balance . . . . . . . . . .        732,684      791,330        732,684      791,330
                                         ----------   ----------     ----------   ----------

ACCUMULATED OTHER COMPREHENSIVE
INCOME (NET):
  Beginning balance. . . . . . . . .          6,548       (3,963)        37,788        9,508
  Unrealized (loss)/gain on
    equity securities. . . . . . . .        (18,722)       6,355        (70,766)     (15,027)
  Unrealized (loss) on

    currency translation . . . . . .         (1,486)        (439)        (1,035)      (1,541)
  Income tax benefit/(expense) . . .         11,315       (2,350)        31,668        6,663
                                         ----------   ----------     ----------   ----------
  Ending balance . . . . . . . . . .         (2,345)        (397)        (2,345)        (397)
                                         ----------   ----------     ----------   ----------

TREASURY STOCK:
  Beginning balance. . . . . . . . .        (14,373)        -           (15,791)        -
  Issuance of treasury stock . . . .         14,323         -            24,928         -
  Purchase of treasury stock . . . .           -            -            (9,187)        -
                                         ----------   ----------     ----------   ----------
  Ending balance . . . . . . . . . .            (50)        -               (50)        -
                                         ----------   ----------     ----------   ----------

TOTAL SHAREHOLDERS' EQUITY . . . . .     $1,926,239   $1,953,495     $1,926,239   $1,953,495
                                         ==========   ==========     ==========   ==========



The Notes to Consolidated Financial Statements are an integral part of these statements.



                             WESTERN RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of Business: Western Resources, Inc. (the company) is a publicly-traded, consumer services company. The company's primary business activities are providing electric generation, transmission and distribution services to approximately 634,000 customers in Kansas and providing monitored services to approximately 1.6 million customers in North America, the United Kingdom and continental Europe. Rate regulated electric service is provided by KPL, a division of the company, and Kansas Gas and Electric Company (KGE), a wholly-owned subsidiary. Monitored services in North America are provided by Protection One, Inc. (Protection One), a publicly-traded, approximately 85%-owned subsidiary. Monitored services in the United Kingdom and continental Europe are provided by Protection One International, Inc. and Protection One UK, Plc. (collectively referred to as Protection One Europe) which are 100% owned by the company. In addition, through the company's 45% ownership interest in ONEOK, Inc. (ONEOK), natural gas transmission and distribution services are provided to approximately 1.4 million customers in Oklahoma and Kansas. The company's investments in Protection One, Protection One Europe and ONEOK are owned by Westar Capital, Inc. (Westar Capital), a wholly-owned subsidiary.

         Principles of Consolidation: The company's unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. These consolidated financial statements and notes should be read in conjunction with the Consolidated Financial Statements and the notes included in the company's 1999 Annual Report on Forms 10-K and 10-K/A. See Note 10 below regarding discussions with the SEC staff concerning certain accounting matters.

         In management's opinion, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

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

         Goodwill: Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Protection One historically amortized goodwill on a straight-line basis over 40 years. In the first quarter of 2000, Protection One re-evaluated the original assumptions and rationale utilized in the establishment of the estimated useful life of goodwill. Protection One concluded that due to continued losses, increased levels of attrition experienced in 1999 and other factors, the estimated useful life of goodwill should be reduced from 40 years to 20 years. As of January 1, 2000, the remaining goodwill, net of accumulated amortization, is being amortized over its remaining useful life based on a 20-year life. Protection One Europe made a similar change. Based on Protection One's and Protection One Europe's existing account bases at January 1, 2000, the company anticipates that this will result in an increase in aggregate annual goodwill amortization of approximately $34 million.

         The change in estimate resulted in additional goodwill amortization for the three months ended June 30, 2000, of approximately $8.8 million. The resulting reduction to net income was $6.9 million. For the six months ended June 30, 2000, the resulting additional goodwill amortization was $17.2 million, resulting in a reduction to net income of $13.3 million.

         Restricted Cash: The company's restricted cash consists primarily of cash held in escrow pursuant to the terms of a pre-paid capacity and transmission agreement, certain letters of credit and one of Protection One's 1998 acquisitions.

         Reclassifications: Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.


2.  CORPORATE RESTRUCTURING AND STRATEGIC ALTERNATIVES

         On March 28, 2000, the company's board of directors approved the separation of its electric and non-electric utility businesses. On May 18, 2000, the company announced that its board of directors had authorized management to explore strategic alternatives for the company's electric utility operations which consist of KPL and KGE. The company's management currently expects to identify a strategic partner for the electric utility operations prior to year end. The impact of these transactions on the company's financial position and operating results cannot be determined until the final terms and timing of the transactions are determined. The company can give no assurance as to whether or when the separation or the strategic transaction may occur.



3.  DIVIDEND POLICY

         The company's board of directors reviews the company's dividend policy from time to time. Among the factors the board of directors considers in determining the company's dividend policy are earnings, cash flows, capitalization ratios, competition, financial loan covenants and regulatory conditions. In March 2000, the company announced a new dividend policy of a quarterly dividend of $0.30 per share, or $1.20 per share on an annual basis as, and when, declared by the board of directors. On July 3, 2000, the second quarter dividend was paid at the rate of $0.30 per common share.

4.  DEBT

         On April 28, 2000, the company filed a shelf registration statement with the SEC to register $500 million of first mortgage bonds. The registration statement became effective May 8, 2000. The proceeds of the sale of the securities, if and when issued, would be used to pay off a new term loan before they would be available for other purposes as required by the term loan agreement.

         On June 28, 2000, the company entered into a $600 million, multi-year term loan that replaced two revolving credit facilities which matured on June 30, 2000. The proceeds of the term loan were used to retire short term debt. The term loan is secured by first mortgage bonds of the company and KGE and has a maturity date of March 17, 2003.

         Maturities of the term loan through March 17, 2003, are as follows:

                                                 Principal
                                                  Amount
                       Year               (Dollars in Thousands)
                       -----------------------------------------
                       2000 . . . . . . . . . . . $  3,000
                       2001 . . . . . . . . . . .    6,000
                       2002 . . . . . . . . . . .    6,000
                       2003 . . . . . . . . . . .  585,000

         The terms of the loan contain requirements for maintaining certain consolidated leverage ratios, interest coverage ratios and consolidated debt to capital ratios. The company is in compliance with all of these requirements.

         Interest on the term loan is payable on the expiration date of each borrowing under the facility or quarterly if the term of the borrowing is greater than three months. The weighted average interest rate, including fees, on the term loan is currently 10.35%.

         The company also has an arrangement with certain banks to provide a revolving credit facility on a committed basis totaling $500 million. The facility is secured by first mortgage bonds of the company and KGE and expires on March 17, 2003.

         For additional information on financial arrangements, see Note 12 to Consolidated Financial Statements.

5.  GAIN ON EXTINGUISHMENT OF DEBT

         In the second quarter of 2000, Westar Capital purchased $45.1 million face value of Protection One bonds in the open market. These debt securities were transferred to Protection One in exchange for cash and the settlement of certain intercompany payables and receivables. Protection One also purchased $24.5 million face value of its bonds on the open market in the second quarter of 2000. An extraordinary gain of $17.3 million, net of tax of $9.3 million, was recognized on these retirements.

6.  MARKETABLE SECURITIES

         During the second quarter of 2000, the company sold the remaining portion of its investment in a gas compression company and realized a gain of $17.4 million.

7.  INCOME TAXES


         The company has recorded income tax benefits for the interim periods using the effective tax rate method. Under this method, the company computes the tax related to year-to-date income, except for significant unusual or extraordinary items, at an estimated annual effective tax rate. The company individually computes and recognizes, when the transaction occurs, income tax related to significant unusual or extraordinary items, such as the gain on marketable securities recorded in 2000. The company anticipates an effective annual tax rate of 30.9% based on the effective tax rate method described above. The company's effective income tax rates for the three and six month periods ended June 30, 2000, were 13.4% and 38.1% compared to 13.3% and 24.0% for the three and six month periods ended June 30, 1999.

         The difference between the company's effective tax rate and the statutory rate is primarily attributable to a change in estimate of the annual expected effective tax rate for 2000 and due to various other factors. These factors include the tax benefit of excluding from taxable income, in accordance with IRS rules, 70% of the dividends received from ONEOK, the generation and utilization of tax credits from Affordable Housing investments, the amortization of prior years' investment tax credits, the amortization of non-deductible goodwill, the tax benefits from corporate-owned life insurance and the deduction for state income taxes.

8.  RATE MATTERS AND REGULATION

         City of Wichita Proceeding: In December 1999, the City Council of Wichita, Kansas, authorized the hiring of an outside consultant to determine the feasibility of creating a municipal electric utility to replace KGE as the supplier of electricity in Wichita. In 1999, KGE's rates were 5% below the national average for retail customers and the average rates charged to retail customers in territories served by our KPL division were 19% lower than KGE's rates. Customers within the Wichita metropolitan area account for approximately 25% of our total energy sales. KGE has an exclusive franchise with the City of Wichita to provide retail electric service that expires March 2002. Under Kansas law, KGE will continue to have the exclusive right to serve the customers in Wichita following the expiration of the franchise, assuming the system is not municipalized. See also "FERC Proceedings" below regarding a complaint filed with the Federal Energy Regulatory Commission (FERC) against us by the City of Wichita.

         KCC Proceeding: On March 16, 2000, the Kansas Industrial Consumers
(KIC), an organization of commercial and industrial users of electricity in Kansas, filed a complaint with the Kansas Corporation Commission (KCC) requesting an investigation of Western Resources' and KGE's rates. The KIC alleges that these rates are not based on current costs. Western Resources, KGE and the KCC staff reached an agreement on August 8, 2000, for Western Resources and KGE to file a rate case on or before November 25, 2000. As a result, on August 8, 2000, Western Resources, KGE and the KCC Staff filed a motion with the KCC to approve the agreement and requested an order disposing of the KIC complaint.

         FERC Proceeding: In September 1999, the City of Wichita filed a complaint with the Federal Energy Regulatory Commission (FERC) against the company, alleging improper affiliate transactions between KPL and KGE. The City of Wichita is asking that the FERC equalize the generation costs between KPL and KGE, in addition to other matters. The FERC has issued an order setting this matter for hearing and has referred the case to a settlement judge. The hearing has been suspended pending settlement discussions between the parties. These settlement talks continue with additional discussions scheduled to be held before the settlement judge in early September 2000. The company believes that the City of Wichita's complaint is without merit and intends to defend against it vigorously.

9.  LEGAL PROCEEDINGS

         The Securities and Exchange Commission (SEC) commenced a private investigation in 1997 relating to, among other things, the timeliness and adequacy of disclosure filings with the SEC by the company with respect to securities of ADT Ltd. The company is cooperating with the SEC staff in this investigation.

         The company, its subsidiary Westar Capital, Protection One, its subsidiary Protection One Alarm Monitoring, Inc. (Monitoring), and certain present and former officers and directors of Protection One are defendants in a purported class action litigation pending in the United States District Court for the Central District of California, "Ronald Cats, et al., v. Protection One, Inc., et. al.", No. CV 99-3755 DT (RCx). Pursuant to an Order dated August 2, 1999, four pending purported class actions were consolidated into a single action. In March 2000, plaintiffs filed a Second Consolidated Amended Class Action Complaint (the Amended Complaint). Plaintiffs purport to bring the action on behalf of a class consisting of all purchasers of publicly traded securities of Protection One, including common stock and notes, during the period of February 10, 1998, through November 12, 1999. The Amended Complaint asserts claims under Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 against Protection One, Monitoring, and certain present and former officers and directors of Protection One based on allegations that various statements concerning Protection One's financial results and operations for 1997 and 1998 were false and misleading and not in compliance with Generally Accepted Accounting Principles. Plaintiffs allege, among other things, that former employees of Protection One have reported that Protection One lacked adequate internal accounting controls and that certain accounting information was unsupported or manipulated by management in order to avoid disclosure of accurate information. The Amended Complaint further asserts claims against the company and Westar Capital as controlling persons under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A claim is also asserted under Section 11 of the Securities Act of 1933 against Protection One's auditor, Arthur Andersen LLP. The Amended Complaint seeks an unspecified amount of compensatory damages and an award of fees and expenses, including attorneys' fees. On June 12, 2000, the company, Protection One and the other defendants filed motions to dismiss in part the Amended Complaint. These motions are currently pending. The company and Protection One believe that all the claims asserted in the Amended Complaint are without merit and intend to defend against them vigorously. The company and Protection One cannot currently predict the impact of this litigation which could be material.

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

1O.  COMMITMENTS AND CONTINGENCIES

         SEC Review: As the company has previously disclosed, Protection One, our approximately 85%-owned subsidiary, has been advised by the Staff of the Division of Corporation Finance of the Securities and Exchange Commission that, in its view, there are errors in Protection One's previously filed financial statements that are material and which, in the view of the Staff, have had the effect of inflating reported earnings commencing with the year ended December 31, 1997. Protection One has had extensive discussions and held meetings with the Staff, and exchanged numerous letters extending over a period of more than 18 months, about the purchase price allocated to intangible customer accounts in the Multifamily and Westinghouse Security Systems acquisitions, the methodology Protection One has used to amortize intangible customer accounts and other matters. In Protection One's Form 10-Q for the quarter ended September 30 1999, it disclosed that Protection One restated its financial statements for 1998 and for the quarters ended March 31, 1999, and June 30, 1999, to reallocate portions of the initial purchase price for acquired businesses in its Multifamily business segment. The reallocations involved an increase of the amount allocated to customer accounts by $19 million, a reduction of goodwill by $13 million and an increase in deferred taxes payable by $6 million. In addition, following the conclusion of a comprehensive review of Protection One's amortization policy undertaken during the third quarter of 1999, Protection One changed the method it had historically used for amortizing the cost of customer accounts for its North American and European customer pools. The method used for these pools changed from a straight-line amortization over ten years to a ten-year 130% declining balance method in the case of the North America pool and a 125% declining balance method in the case of the Europe pool. The adoption of the declining balance method effectively shortened the estimated expected average customer life of these two customer pools. For further discussion of these changes and their effect on Protection One's and Western Resources' financial results, see Protection One's and the company's Forms 10-Q for the quarter ended September 30, 1999.

         Following the announcement of these changes, Protection One had no further communications from the Staff until April 4, 2000, when, in response to its inquiry concerning processing of filings by Protection One, the Staff resumed its inquiry on these matters.

         In a letter from the SEC Staff to Protection One dated May 16, 2000, the Staff stated that "the information that [Protection One] provided strongly suggests the presence of departures from GAAP in Western Resources' accounting for the acquisition of [Westinghouse Security Systems], and in the subsequent accounting for those acquired assets by [Protection One]." More specifically, the Staff's letter states that it is concerned that Western Resources and Protection One "improperly inflated" reported earnings following the Westinghouse Security Systems acquisition. This letter also contains comments and requests for information concerning the initial and final valuation of Westinghouse Security Systems' customer accounts, the $12.75 million write down of the value of customer accounts acquired from Westinghouse Security Systems that was recorded in the fourth quarter of 1997, shortening of the estimated life of customer accounts acquired from Westinghouse Security Systems no later than the end of 1997 and the valuation of acquired alarm monitoring software.

         Protection One responded by letter dated May 31, 2000, to each of the comments contained in the Staff`s May 16th letter, indicated its strong disagreement with the views of the Staff and stated its belief that there are no issues of "inflated earnings," "departures from GAAP," or "errors" in its historic financial statements. The company's and Protection One's independent public accountants, Arthur Andersen LLP, indicated they concurred with the accounting decisions of Protection One.

         After another exchange of letters in June as a result of which Protection

One supplied more information to the Staff, on July 6, 2000, Protection One personnel and their advisors met with members of the Staff.

         Thereafter, in a letter to Protection One dated July 7, 2000, the Staff stated that Protection One's financial statements should be "revised to reflect corrections of accounting errors and revisions of disclosures" as more fully discussed in the July 7th letter. The Staff's letter discussed six areas which it believed required changes. Four of those areas related to the acquisition of the security business of Westinghouse. The remaining two areas related to the accounting for ordinary amortization of security accounts and the accounting for the effects of unanticipated customer attrition. Among other things, the Staff stated its view that aspects of Protection One's accounting for the acquisition of the Westinghouse security business "could" be indicative of "manipulative intent" a statement with which the company and Protection One strongly disagree.

         By letter dated July 25, 2000, Protection One advised the Staff of Protection One's strong disagreement with the views of the Staff regarding these accounting matters. Arthur Andersen LLP has reviewed the correspondence, been consulted on responses to the SEC and have confirmed to the SEC staff that they are not aware of modifications needed to fairly present the company's or Protection One's historical financial statements.

         On July 25, 2000, the Staff advised Protection One orally that this matter had been referred to the Enforcement Division of the SEC for consideration. Protection One has not been contacted by the Staff of the Division of Enforcement. By letter dated July 27, 2000, the Division of Corporation Finance Staff advised Protection One that they had reviewed Protection One's letter of July 25th, but had concluded "that any new information provided in [the letter] only confirms the views expressed in our July 7th letter." Accordingly, the Division of Corporation Finance repeated its request that Protection One amend its filings "in a manner that is fully responsive to our July 7th letter without further delay." The Staff advised that if amendments were not filed promptly, they would consider what action, if any, would be appropriate under the circumstances. In Protection One's July 25th letter, Protection One had requested the opportunity to meet again together with more senior members of the Staff to discuss these matters further. A meeting with the Staff is being arranged.

         At present, neither the company nor Protection One are able to predict the outcome of our disagreements with the Staff. To date, Protection One's discussions with the Staff have occurred over 18 months and the process of resolving these matters could extend over a protracted period. Were the company and Protection One to make revisions to its financial statements, based upon its understanding of the Staff's request (the Staff has never indicated what values alternative to the ones used by Protection One it would find to be acceptable), such revisions would result in a material adverse effect on our financial position and results of operations. Neither the company nor Protection One can predict what action the Staff may take, including enforcement action, that will further impact Western Resources or its financial statements, or the effect or timing of any such action if taken.

         Manufactured Gas Sites: The company has been associated with 15 former manufactured gas sites located in Kansas which may contain coal tar and other potentially harmful materials. The company and the Kansas Department of Health and Environment (KDHE) entered into a consent agreement governing all future work at the 15 sites. The terms of the consent agreement will allow the company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. At June 30, 2000, the costs incurred for preliminary site investigation and risk assessment have been minimal. In accordance with the terms of the strategic alliance with ONEOK, ownership of twelve of these sites and the responsibility for clean-up of these sites were transferred to ONEOK. The ONEOK agreement limits the company's future liability associated with these sites to an immaterial amount. The company's investment earnings from ONEOK, as recorded in investment earnings on the accompanying Consolidated Income Statements, could be impacted by these costs if insurance and rate allowances do not cover these potential contingencies.

         Split Dollar Life Insurance Program: Obligations under the company's split dollar life insurance program can increase and decrease based on the company's total return to shareholders and payments to plan participants. The related liability decreased approximately $12.8 million for the six month period ended June 30, 2000, as a result of payments under the plan.

         Decommissioning: On September 1, 1999, Wolf Creek submitted the 1999 Decommissioning Cost Study to the KCC for approval. The KCC approved the 1999 Decommissioning Cost Study on April 26, 2000. Based on the study, the company's share of Wolf Creek's decommissioning costs, under the immediate dismantlement method, is estimated to be approximately $631 million during the period 2025 through 2034, or approximately $221 million in 1999 dollars. These costs were calculated using an assumed inflation rate of 3.6% over the remaining service life from 1999 of 26 years. On May 26, 2000, the company filed an application with the KCC requesting approval of the funding of the company's decommissioning trust on this basis.

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

         Our electric utility business is comprised of Fossil Generation, Nuclear Generation and Power Delivery. Fossil Generation produces power for sale internally to the Power Delivery segment and externally to wholesale customers. A component of our Fossil Generation segment is power marketing which attempts to minimize market fluctuation risk, enhance system reliability and optimize usage of our power plant assets. Nuclear Generation represents the company's 47% ownership in the Wolf Creek nuclear generating facility. This segment has only internal sales because it provides all of its power to its co-owners. The Power Delivery segment consists of the transmission and distribution of power to the company's retail customers in Kansas and the customer service provided to these customers. Monitored Services represents the company's security alarm monitoring business in North America, the United Kingdom and continental Europe. Other represents the company's non-utility operations and natural gas investment.

         The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies in the company's 1999 Annual Report on Forms 10-K and 10-K/A. The company evaluates segment performance based on earnings before interest and taxes.

Three Months Ended June 30, 2000:

                                                                           Eliminating/
                      Fossil     Nuclear     Power    Monitored            Reconciling
                    Generation Generation  Delivery   Services  (1)Other      Items      Total
                    ---------- ---------- ---------  ---------- ---------- ----------- ----------
                                              (Dollars in Thousands)
External sales. . . $  157,509 $     -    $  260,820 $  130,590 $      353 $        9  $  549,281
Internal sales. . .    135,433     29,313     70,533       -          -      (235,279)       -
Earnings before
 interest and taxes     65,489     (2,858)    29,555    (19,441)    32,225     (3,557)    101,413
Interest expense. .                                                                        72,312
Earnings before
 income taxes . . .                                                                        29,101

Three Months Ended June 30, 1999:
                                                                           Eliminating/
                       Fossil    Nuclear     Power    Monitored            Reconciling
                    Generation Generation  Delivery   Services  (2)Other      Items      Total
                    ---------- ---------- ----------  --------- ---------- ----------- ----------
                                              (Dollars in Thousands)
External sales. . . $   78,140 $     -    $  246,881  $ 150,801 $      323 $       (3) $  476,142
Internal sales. . .    137,724     20,598     70,269       -          -      (228,591)       -
Earnings before
 interest and taxes     46,696    (11,114)    23,842     13,975     23,510     (2,088)     94,821
Interest expense. .                                                                        73,498
Earnings before
 income taxes . . .                                                                        21,323


Six Months Ended June 30, 2000:
                                                                           Eliminating/
                      Fossil     Nuclear     Power    Monitored            Reconciling
                    Generation Generation  Delivery   Services  (3)Other      Items      Total
                    ---------- ---------- ---------  ---------- ---------- ----------- ---------
                                              (Dollars in Thousands)
External sales. . . $  258,273 $     -    $  494,551  $ 279,931 $      686 $       11  $1,033,452
Internal sales. . .    263,825     58,793    137,903       -          -      (460,521)       -
Earnings before
 interest and taxes    110,841     (8,204)    42,012    (36,672)   148,374     (6,615)    249,736
Interest expense. .                                                                       142,338
Earnings before
 income taxes . . .                                                                       107,398




Six Months Ended June 30, 1999:
                                                                           Eliminating/
                       Fossil    Nuclear     Power    Monitored            Reconciling
                    Generation Generation  Delivery   Services  (4)Other      Items      Total
                    ---------- ---------- ----------  --------- ---------- ----------- ----------
                                              (Dollars in Thousands)
External sales. . . $  157,502 $     -    $ 479,220  $ 299,348 $      654 $      -     $  936,724
Internal sales. . .    263,385     49,816   139,649       -          -      (452,850)       -
Earnings before
 interest and taxes     93,921    (15,339)   39,473     31,518     51,322     (4,967)     195,928
Interest expense. .                                                                       144,298
Earnings before
 income taxes . . .                                                                        51,630

(1) Earnings before interest and taxes includes investment earnings of $32.9 million.
(2) Earnings before interest and taxes includes investment earnings of $15.9 million.
(3) Earnings before interest and taxes includes investment earnings of $150.9 million.
(4) Earnings before interest and taxes includes investment earnings of $37.4 million.


12.  SUBSEQUENT EVENTS

         On July 28, 2000, the company and KGE entered into an agreement to sell, on an ongoing basis, all of their accounts receivable arising from the sale of electricity to WR Receivables Corporation, a special purpose entity wholly owned by the company. The agreement expires on July 26, 2001, and is annually renewable upon agreement by both parties. The special purpose entity has sold and, subject to certain conditions, may from time to time sell, up to $125 million (and upon request, subject to certain conditions, up to $175 million) of an undivided fractional ownership interest in the pool of receivables to a third-party, multi-seller receivables funding entity affiliated with a lender. Proceeds of approximately $115 million were received on the date of sale.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


INTRODUCTION

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in the 1999 Annual Reports on Forms 10-K and 10-K/A and should be read in conjunction with those reports. In this section we discuss the general financial condition and operating results for Western Resources, Inc. (the company) and its subsidiaries. We explain:

       -  What factors impact our business
       - What our earnings and costs were for the three and six months ending June 30, 2000, and 1999
       -  Why these earnings and costs differed from period to period
       -  How our earnings and costs affect our overall financial condition
       - Any other items that particularly affect our financial condition or earnings.


SUMMARY OF SIGNIFICANT ITEMS

Corporate Restructuring and Strategic Alternatives

         On March 28, 2000, our board of directors approved the separation of our electric and non-electric utility businesses. On May 18, 2000, we announced that our board of directors had authorized management to explore strategic alternatives for our electric utility operations which consist of KPL and KGE. Our management currently expects to identify a strategic partner for our electric utility operations prior to year end. The impact of these transactions on our financial position and operating results cannot be determined until the final terms and timing of the transactions are determined. We can give no assurance as to whether or when the separation or the strategic transaction may occur.

Gain on Extinguishment of Debt

         In the second quarter of 2000, Westar Capital purchased $45.1 million face value of Protection One bonds in the open market. These debt securities were transferred to Protection One in exchange for cash and the settlement of certain intercompany payables and receivables. Protection One also purchased $24.5 million face value of its bonds on the open market in the second quarter of 2000. An extraordinary gain of $17.3 million, net of tax of $9.3 million, was recognized on these retirements.

Marketable Securities

         During the second quarter of 2000, we sold the remaining portion of our investment in a gas compression company and realized a gain of $17.4 million.

Monitored Services Change in Estimate of Useful Life of Goodwill

         In the first quarter of 2000, Protection One re-evaluated the original assumptions and rationale utilized in the establishment of the estimated useful life of goodwill. Protection One concluded that due to continued losses, increased levels of attrition experienced in 1999 and other factors, the estimated useful life of goodwill should be reduced from 40 years to 20 years. As of January 1, 2000, the remaining goodwill, net of accumulated amortization, is being amortized over its remaining useful life based on a 20-year life. Protection One International, Inc. and Protection One UK, Plc. (collectively referred to as Protection One Europe) made a similar change. Based on Protection One's and Protection One Europe's existing account bases at January 1, 2000, we anticipate that this will result in an increase in aggregate annual goodwill amortization of approximately $34 million.

         The change in estimate resulted in additional goodwill amortization for the three months ended June 30, 2000, of approximately $8.8 million. The resulting reduction to net income was $6.9 million. For the six months ended June 30, 2000, the resulting additional goodwill amortization was $17.2 million, resulting in a reduction to net income of $13.3 million.

OPERATING RESULTS

Western Resources Consolidated

         Our business is segmented based on differences in products and services, production processes, and management responsibility. Based on this approach, we have identified four reportable segments: Fossil Generation, Nuclear Generation, Power Delivery and Monitored Services. We also have other non-utility operations and our ONEOK investment that are discussed in "Other Results" below when changes are material.

         Our electric utility business is comprised of Fossil Generation, Nuclear Generation and Power Delivery. Fossil Generation produces power for sale internally to the Power Delivery segment and externally to wholesale customers. A component of our Fossil Generation segment is power marketing which attempts to minimize market fluctuation risk, enhance system reliability and optimize usage of our power plant assets. Nuclear Generation represents our 47% ownership in the Wolf Creek nuclear generating facility. This segment has only internal sales because it provides all of its power to its co-owners. The Power Delivery segment consists of the transmission and distribution of power to our retail customers in Kansas and the customer service provided to these customers. Monitored Services represents our security alarm monitoring business in North America, the United Kingdom and continental Europe.

         Basic earnings per share were $0.61 for the three months ended June 30, 2000, compared to $0.27 for the three months ended June 30, 1999. Basic earnings per share were $1.49 for the six months ended June 30, 2000, compared to $0.58 for the six months ended June 30, 1999. These significant increases are primarily attributable to increased investment earnings from the sale of our investments in a gas compression company and other marketable securities, the extraordinary gain on the retirement of Protection One bonds, and improved electric operations. Partially offsetting these increases were accounting changes and operating losses from our monitored services segment. See "Monitored Services" below for further discussion of these factors and their overall impact.

Overview of Utility Operations

         The following table reflects the increases/(decreases) in electric sales volumes, excluding power marketing, for the three and six months ended June 30, 2000, from the comparable periods of 1999.

Three Months Ended June 30,
                                   2000          1999       % Change
                                  ------        ------      --------
                                     (Thousands of Megawatthours)
      Residential. . . . .         1,370         1,210         13.3%
      Commercial . . . . .         1,548         1,492          3.8%
      Industrial . . . . .         1,475         1,423          3.7%
      Other. . . . . . . .            27            27           - %
                                   -----         -----       -------
        Total retail . . .         4,420         4,152          6.5%
      Wholesale. . . . . .         1,581         1,298         21.8%
                                   -----         -----       -------
        Total. . . . . . .         6,001         5,450         10.1%
                                   =====         =====       =======

Six Months Ended June 30,
                                   2000          1999       % Change
                                  ------        ------      --------
                                     (Thousands of Megawatthours)
      Residential. . . . .         2,593         2,411          7.6%
      Commercial . . . . .         2,967         2,885          2.8%
      Industrial . . . . .         2,851         2,788          2.3%
      Other. . . . . . . .            54            54           - %
                                  ------        ------       -------
        Total retail . . .         8,465         8,138          4.0%
      Wholesale. . . . . .         3,254         2,495         30.4%
                                  ------        ------       -------
        Total. . . . . . .        11,719        10,633         10.2%
                                  ======        ======       =======

         Three Months Ended June 3O, 2OOO, Compared to Three Months Ended June 3O, 1999: Utility operating sales increased $93.3 million, from $325.0 million to $418.3 million, primarily due to higher retail and wholesale sales volumes and higher power marketing sales. Partially offsetting the increase in sales were higher cost of sales of $63.1 million. The higher cost of sales was due to higher power marketing expense, increased purchased power expense and higher fuel expense incurred to meet the demand for more electricity. Income from operations increased $30.6 million and earnings before interest and taxes (EBIT) increased $32.8 million primarily as a result of increased utility sales.

         Six Months Ended June 3O, 2OOO, Compared to Six Months Ended June 3O, 1999: Utility operating sales increased $116.1 million, from $636.7 million to $752.8 million. Partially offsetting the increase in sales were higher cost of sales of $84.0 million. The higher cost of sales was due to higher power marketing expense, increased purchased power expense and higher fuel expense incurred to meet the demand for more electricity. Income from operations increased $23.0 million and EBIT increased $26.6 million primarily as a result of the increased utility sales.

         Business Segments - Utility Operations: The following table reflects key information for our electric utility business segments:

                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                                 -------------------    -------------------
                                   2000       1999        2000       1999
                                 --------   --------    --------   --------
  Fossil Generation:                         (Dollars in Thousands)
    External sales. . . . . . .. $157,509   $ 78,140    $258,273   $157,502
    Internal sales. . . . . . ..  135,433    137,724     263,825    263,385
    EBIT. . . . . . . . . . . ..   65,489     46,696     110,841     93,921
  Nuclear Generation: (1)
    Internal sales. . . . . . .. $ 29,313   $ 20,598    $ 58,793   $ 49,816
    EBIT. . . . . . . . . . . ..   (2,858)   (11,114)     (8,204)   (15,339)

  Power Delivery:

    External sales. . . . . . .. $260,820   $246,881    $494,551   $479,220
    Internal sales. . . . . . ..   70,533     70,269     137,903    139,649
    EBIT. . . . . . . . . . . ..   29,555     23,842      42,012     39,473

  (1) Our 47% share of Wolf Creek's operating results.

Fossil Generation

         Three Months Ended June 3O, 2OOO, Compared to Three Months Ended June 3O, 1999: Fossil Generation's external sales consist of the power produced and purchased for sale to wholesale customers. External sales increased $79.4 million primarily due to power marketing sales which were $64.5 million, or 158%, higher. We had more wholesale market opportunities because we now have a larger trading operation which has increased our involvement in the market. Our involvement in the wholesale market varies from quarter to quarter based on current marketing opportunities and availability of generation.

         Also contributing to the higher external sales were 22% higher wholesale sales volumes. The increase in wholesale sales was caused primarily by our increased involvement in the wholesale market, the availability of our generating units and increased generating capacity. In June 2000, we added additional peaking capacity by placing two 74 MW combustion turbine generators into operation which allowed us to better meet increased demand for electricity.

         Fossil Generation's internal sales consist of the power produced for sale to Power Delivery. The internal transfer price for these sales is based on an assumed competitive market price for capacity and energy.

         Electric cost of sales were $63.1 million higher primarily due to higher power marketing expense of $54.3 million, a 150% increase. The remaining increase in electric cost of sales is due to higher fossil fuel expense and higher purchased power expense used to meet the demand for more electricity.

         Six Months Ended June 3O, 2OOO, Compared to Six Months Ended June 3O, 1999: External sales increased $100.8 million primarily due to power marketing sales which were $58.7 million, or 66%, higher. We had more wholesale market opportunities because we now have a larger trading operation which has increased our involvement in the market.

         Also contributing to the higher external sales were higher wholesale and system hedging sales. Wholesale sales volumes were 30% higher primarily because of our increased involvement in the wholesale market, the availability of our generating units and the new generation capacity as discussed above.

         At certain times, we enter into transactions to reduce exposure relative to the volatility of cash market prices. System hedging sales and cost of sales represent the settlement of such transactions. These hedging transactions resulted in a loss of approximately $0.7 million for the six months ended June 30, 2000.

         Electric cost of sales were $84 million higher primarily due to higher power marketing expense of $46.6 million, a 56% increase. In addition, we had higher purchased power expense of $23 million, or 262%, primarily due to an increased number of system hedging transactions. We incurred an increase in fossil fuel expense of $14.5 million, or 12%, to meet the demand for more electricity.

Nuclear Generation

         Nuclear Generation has only internal sales because it provides all of its power to its co-owners: KGE, Kansas City Power and Light Company, and Kansas Electric Power Cooperative, Inc. Internal sales are priced at the internal transfer price that Nuclear Generation charges to Power Delivery. EBIT is negative because internal sales are less than Wolf Creek's costs.

         Internal sales and EBIT improved for the three and six months ended June 30, 2000, compared to the same periods in 1999 because Wolf Creek has had no outages for the six months ended June 30, 2000. During the second quarter of 1999, Wolf Creek had a 36-day scheduled refueling and maintenance outage.

         Wolf Creek has a scheduled refueling and maintenance outage approximately every 18 months. During an outage, Wolf Creek produces no power. The next outage is scheduled in September 2000. At that time, internal sales, EBIT and nuclear fuel expense are expected to decrease.

Power Delivery

         The Power Delivery segment's external sales consist of the transmission and distribution of power to our electric customers and the customer service provided to them. Internal sales consist of the intra-segment transfer price charged to Fossil Generation and Nuclear Generation for the use of the distribution lines and transformers.

         Three Months Ended June 3O, 2OOO, Compared to Three Months Ended June 3O, 1999: External sales increased $14.0 million, or 6%. Our service territory had 28% more cooling degree days which resulted in a 13% increase in residential sales volumes. EBIT increased $5.7 million also due to higher retail sales volumes.

         Six Months Ended June 3O, 2OOO, Compared to Six Months Ended June 3O, 1999: External sales increased $15.3 million, or 3%. We experienced an 8% increase in residential sales volumes due to a 28% increase in cooling degree days. EBIT increased $2.5 million also due to higher retail sales volumes.

Monitored Services

         Protection One and Protection One Europe comprise our monitored services business. The results discussed below reflect monitored services on a stand-alone basis. These results do not take into consideration Protection One's minority interest of approximately 15% at June 30, 2000, and June 30, 1999.

                                   Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                  --------------------    -------------------
                                    2000        1999        2000       1999
                                  --------    --------    --------   --------
                                             (Dollars in Thousands)
  External sales. . . . . . . . . $130,590    $150,801    $279,931   $299,348
  EBIT. . . . . . . . . . . . . .  (19,441)     13,975     (36,672)    31,518

         Three Months Ended June 3O, 2OOO, Compared to Three Months Ended June 3O, 1999: Sales decreased by $20.2 million primarily due to a decline in Protection One's customer base. Our monitored services segment had a net decrease of 91,000 customers from June 30, 1999 to June 30, 2000. The decrease in customers is primarily attributable to the significant decrease in the number of accounts being purchased by Protection One from dealers which has not yet been offset by growth from other customer acquisition strategies. In addition to the decrease in sales related to the decline in customer base, Protection One issued more customer credits during the period.

         Protection One does not expect its customer acquisitions to replace all accounts lost through attrition at least through the remainder of 2000. Accordingly, Protection One's total customer base is likely to decline based upon historical rates of attrition which is likely to result in declining revenues. Protection One's current focus remains on the completion of its current infrastructure projects, the development of cost effective marketing programs and the generation of positive cash flow, all of which Protection One believes will build the foundation for future growth.

         EBIT decreased $33.4 million primarily due to lower sales and higher depreciation and amortization expense.

         Depreciation and amortization expense increased $17.0 million due to the change in customer amortization method from a 10-year straight line method to a 10-year declining balance method and the change in estimate of the useful life of goodwill from 40 years to 20 years. Additionally, Protection One's depreciation expense increased due to accelerated depreciation of the general ledger and accounts receivable systems installed in 1999. Protection One has decided to move to another general ledger and accounts receivable system in 2000.

         Six Months Ended June 3O, 2OOO, Compared to Six Months Ended June 3O, 1999: Sales decreased $19.4 million primarily due to a decline in Protection One's customer base and the issuance of more customer credits as discussed above.

         EBIT decreased $68.2 million due to lower sales, higher cost of sales, higher depreciation and amortization expense and higher selling, general and administrative expenses.

         Cost of sales increased $8.6 million due to increased compensation costs for additional personnel hired to improve the level of customer service at Protection One's monitoring stations, an increase in the cost of parts and materials, and increased telecom and vehicle costs.

         Depreciation and amortization expense increased $37.1 million primarily due to the change in customer amortization method from a 10-year straight line method to a 10-year declining balance method and the change in estimate of useful life of goodwill from 40 years to 20 years. Additionally, Protection One's depreciation expense increased due to accelerated depreciation of the general ledger and accounts receivable systems installed in 1999. Protection One has decided to move to another general ledger and accounts receivable system in 2000.

         Selling, general and administrative expenses increased $6.7 million primarily due to an increase in Protection One's bad debt and collection expenses as a result of an increased focus on collecting aged trade receivables. Protection One also had an increase in subcontract expense which was primarily for outside information technology support for the installation of new financial and monitoring software that began in November 1999.

OTHER RESULTS

         We have other sources of income and expense not directly related to our operations, as outlined below.

Other Income (Expenses)

         Three Months Ended June 3O, 2OOO, Compared to Three Months Ended June 3O, 1999: The increase in other income is primarily related to a $17.4 million gain on the sale of our remaining investment in a gas compression company.

         Six Months Ended June 3O, 2OOO, Compared to Six Months Ended June 3O, 1999: The increase in other income is primarily related to a $91.1 million gain on the sale of our remaining investment in a gas compression company and a $24.5 million gain on the sale of other marketable securities.

Interest Expense

         Three Months Ended June 3O, 2OOO, Compared to Three Months Ended June 3O, 1999: We reduced long-term debt during 1999 and during the first and second quarter of 2000 causing long-term debt interest expense to decrease by $10.2 million. We retired $125 million of first mortgage bonds during 1999 and we repurchased and retired $224.9 million face value of Protection One bonds in the fourth quarter of 1999 and during the first and second quarters of 2000. On June 28, 2000, we entered into a $600 million, multi-year term loan that increased our long-term debt balance. For more information on this new term loan, see the Liquidity and Capital Resources section below.

         Short-term debt interest expense was $10.4 million higher due to increased short-term borrowings under our credit facilities.

         Six Months Ended June 3O, 2OOO, Compared to Six Months Ended June 3O, 1999: Our long-term debt interest expense decreased by $17.6 million because of reduced long-term debt as discussed above.

         Short-term debt interest expense was $16.9 million higher due to increased short-term borrowings under our credit facilities.

Income Taxes


         We have recorded income tax benefits for the interim periods using the effective tax rate method. Under this method, we compute the tax related to year-to-date income, except for significant unusual or extraordinary items, at an estimated annual effective tax rate. We individually compute and recognize, when the transaction occurs, income tax related to significant unusual or extraordinary items, such as the gain on marketable securities recorded in 2000. We anticipate an effective annual tax rate of 30.9% based on the effective tax rate method described above. Our effective income tax rates for the three and six months ended June 30, 2000, were 13.4% and 38.1% compared to 13.3% and 24.0% for the three and six months ended June 30, 1999.

         The difference between our effective tax rate and the statutory rate is primarily attributable to a change in estimate of the annual expected effective tax rate for 2000 and various other factors. These factors include the tax benefit of excluding from taxable income, in accordance with IRS rules, 70% of the dividends received from ONEOK, the generation and utilization of tax credits from Affordable Housing investments, the amortization of prior years' investment tax credits, the amortization of non-deductible goodwill, the tax benefits from corporate-owned life insurance and the deduction for state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The following discussion explains significant factors in liquidity and capital resources at June 30, 2000.

         We had $6.6 million in cash and cash equivalents. We consider cash equivalents to be highly liquid debt instruments purchased with a maturity of three months or less. We also had $19.5 million of restricted cash classified as a current asset. The current asset portion of our restricted cash consists primarily of cash held in escrow as required by certain letters of credit and the terms of one of Protection One's 1998 acquisitions. In addition, we had $36.5 million of restricted cash classified as a long-term asset which consists primarily of cash held in escrow required by the terms of a pre-paid capacity and transmission agreement.

         Current maturities of long-term debt were $45.7 million. Short-term debt outstanding was approximately $209.0 million.

         On April 28, 2000, we filed a shelf registration statement with the SEC to register $500 million of first mortgage bonds. The registration statement became effective May 8, 2000. The proceeds of the sale of the securities, if and when issued, would be used to pay off a new term loan before they would be available for other purposes as required by our term loan agreement.

         On June 28, 2000, we entered into a $600 million, multi-year term loan that replaced two revolving credit facilities which matured on June 30, 2000. The proceeds of the term loan were used to retire short term debt. The term loan is secured by first mortgage bonds of the company and KGE and has a maturity date of March 17, 2003.

         Maturities of the term loan through March 17, 2003, are as follows:

                                                 Principal
                                                  Amount
                       Year               (Dollars in Thousands)
                       -----------------------------------------
                       2000 . . . . . . . . . . . $  3,000
                       2001 . . . . . . . . . . .    6,000
                       2002 . . . . . . . . . . .    6,000
                       2003 . . . . . . . . . . .  585,000

         The terms of the loan contain requirements for maintaining certain consolidated leverage ratios, interest coverage ratios and consolidated debt to capital ratios. The company is in compliance with all of these requirements.

         Interest on the term loan is payable on the expiration date of each borrowing under the facility or quarterly if the term of the borrowing is greater than three months. The weighted average interest rate, including fees, on the term loan is currently 10.35%.

         The company also has an arrangement with certain banks to provide a revolving credit facility on a committed basis totaling $500 million. The facility is secured by first mortgage bonds of the company and KGE and expires on March 17, 2003.

         On July 28, 2000, we and KGE entered into an agreement to sell, on an ongoing basis, all of our accounts receivable arising from the sale of electricity to WR Receivables Corporation, a special purpose entity wholly owned by the company. The agreement expires on July 26, 2001, and is annually renewable upon agreement by both parties. The special purpose entity has sold and, subject to certain conditions, may from time to time sell, up to $125 million (and upon request, subject to certain conditions, up to $175 million) of an undivided fractional ownership interest in the pool of receivables to a third-party, multi-seller receivables funding entity affiliated with a lender. Proceeds of approximately $115 million were received on the date of sale.

Cash Flows from Operating Activities

         Cash provided by operations decreased approximately $44 million primarily due to income taxes paid on the gain on the sale of marketable securities in 2000.

Cash Flows from Investing Activities

         Investing activities provided net cash flow of $31 million in the first six months of 2000. The proceeds on sale of marketable securities of approximately $217 million was offset by $170 million of capital additions which included costs associated with two new combustion turbine generators which were placed in service in June 2000.

         Investing activities used net cash flow of $296 million in the first six months of 1999 due primarily to Protection One's use of approximately $175 million for customer account and security alarm business acquisition.

Cash Flows from Financing Activities

         We had a net use of cash for financing activities totaling $103 million in the first six months of 2000 due primarily to net payments on short term and long term debt. In June 2000, we received $600 million of proceeds on a multi-year term loan, which was used to replace two revolving credit facilities, which matured at the end of the second quarter. The proceeds from the sale of marketable securities was also used to reduce short term debt, to retire $75 million in current maturities of first mortgage bonds and to purchase and retire Protection One bonds.

         We had net cash provided from financing activities totaling $193 million in the first six months of 1999 due primarily to proceeds of short term and long term debt of $246 million.

Debt Repurchase Plan

         We may from time-to-time purchase our and Protection One's debt and equity securities in the open market or through negotiated transactions. The timing and terms of purchases, and the amount of debt actually purchased, will be determined by the company based on market conditions and other factors.

Dividend Policy

         Our board of directors reviews our dividend policy from time to time. Among the factors the board of directors considers in determining our dividend policy are earnings, cash flows, capitalization ratios, competition, financial loan covenants and regulatory conditions. In March 2000, we announced a new dividend policy of a quarterly dividend of $0.30 per share, or $1.20 per share on an annual basis as, and when, declared by the board of directors. On July 3, 2000, the second quarter dividend was paid at the rate of $0.30 per common share.

OTHER INFORMATION

Electric Utility

         City of Wichita Proceeding: In December 1999, the City Council of Wichita, Kansas, authorized the hiring of an outside consultant to determine the feasibility of creating a municipal electric utility to replace KGE as the supplier of electricity in Wichita. In 1999, KGE's rates were 5% below the national average for retail customers and the average rates charged to retail customers in territories served by our KPL division were 19% lower than KGE's rates. Customers within the Wichita metropolitan area account for approximately 25% of our total energy sales. KGE has an exclusive franchise with the City of Wichita to provide retail electric service that expires March 2002. Under Kansas law, KGE will continue to have the exclusive right to serve the customers in Wichita following the expiration of the franchise, assuming the system is not municipalized. See also "FERC Proceedings" below regarding a complaint filed with the Federal Energy Regulatory Commission (FERC) against us by the City of Wichita.

         KCC Proceeding: On March 16, 2000, the Kansas Industrial Consumers
(KIC), an organization of commercial and industrial users of electricity in Kansas, filed a complaint with the Kansas Corporation Commission (KCC) requesting an investigation of Western Resources' and KGE's rates. The KIC alleges that these rates are not based on current costs. Western Resources, KGE and the KCC staff reached an agreement on August 8, 2000, for Western Resources and KGE to file a rate case on or before November 25, 2000. As a result, on August 8, 2000, we, KGE and the KCC Staff filed a motion with the KCC to approve the agreement and requested an order disposing of the KIC complaint.

         FERC Proceeding: In September 1999, the City of Wichita filed a complaint with the FERC against us, alleging improper affiliate transactions between KPL and KGE. The City of Wichita is asking that the FERC equalize the generation costs between KPL and KGE, in addition to other matters. The FERC has issued an order setting this matter for hearing and has referred the case to a settlement judge. The hearing has been suspended pending settlement discussions between the parties. These settlement talks continue with additional discussions scheduled to be held before the settlement judge in early September 2000. We believe that the City of Wichita's complaint is without merit and intend to defend against it vigorously.

         Nuclear Decommissioning: On September 1, 1999, Wolf Creek submitted the 1999 Decommissioning Cost Study to the KCC for approval. The KCC approved the 1999 Decommissioning Cost Study on April 26, 2000. Based on the study, our share of Wolf Creek's decommissioning costs, under the immediate dismantlement method, is estimated to be approximately $631 million during the period 2025 through 2034, or approximately $221 million in 1999 dollars. These costs were calculated using an assumed inflation rate of 3.6% over the remaining service life from 1999 of 26 years. On May 26, 2000, we filed an application with the KCC requesting approval of the funding of our decommissioning trust on this basis.

Monitored Services Business

         Attrition: Customer attrition for our monitored services business is summarized below:

                                        Customer Account Attrition
                                  ----------------------------------------
                                     June 30, 2000        June 30, 1999
                                  -------------------  -------------------

                                  Annualized Trailing  Annualized Trailing
                                    Second    Twelve     Second    Twelve
                                    Quarter    Month     Quarter   Month
                                  ---------- --------  ---------- --------
      North America . . . . . . .    14.2%     15.5%      15.9%     11.9%
      Europe (a). . . . . . . . .     8.9%     10.1%       8.7%      (a)
      Multifamily . . . . . . . .    16.1%      9.9%       9.7%      5.9%

          (a)  European operations were acquired in 1998.

         Protection One experienced high levels of attrition for North America in 1999 with quarterly annualized attrition reaching peak levels of 15.9%, 19.1% and 16.3% in the second, third and fourth quarters. The quarterly annualized attrition rate for North America in the first quarter of 2000 was 11.9% as compared to 11.2% in the first quarter of 1999. The quarterly annualized attrition rate for North America in the second quarter of 2000 increased to 14.2% from 11.9% in the first quarter, but decreased from the 1999 second quarter attrition rate of 15.9%. Protection One's management believes the general decline in attrition for North America from the peak levels in 1999 is a result of efforts to improve customer service and collections of outstanding accounts. The increase in the attrition rate for Multifamily in the second quarter of 2000 is due to nonpayment of approximately 7,000 customers related to one developer. Had these accounts not attrited, the annualized quarterly attrition for Multifamily would have been approximately 7.2% and the twelve months trailing attrition percentage for Multifamily would have been approximately 7.5%. Protection One is pursuing contractual remedies for the nonpayment of these accounts.

         Our monitored services segment had a net decrease of 91,000 customers from June 30, 1999 to June 30, 2000. The decrease in customers is primarily attributable to the significant decrease in the number of accounts being purchased by Protection One from dealers which has not yet been offset by purchases from other customer acquisition strategies.

         Protection One does not expect its customer acquisitions to replace all accounts lost through attrition at least through the remainder of 2000. Accordingly, Protection One's total customer base is likely to decline based upon historical rates of attrition which is likely to result in declining revenues. Protection One's current focus remains on the completion of its current infrastructure projects, the development of cost effective marketing programs and the generation of positive cash flow, all of which Protection One believes will build the foundation for future growth.


         SEC Review: As we have previously disclosed, Protection One, our approximately 85%-owned subsidiary, has been advised by the Staff of the Division of Corporation Finance of the Securities and Exchange Commission that, in its view, there are errors in Protection One's previously filed financial statements that are material and which, in the view of the Staff, have had the effect of inflating reported earnings commencing with the year ended December 31, 1997. Protection One has had extensive discussions and held meetings with the Staff, and exchanged numerous letters extending over a period of more than 18 months, about the purchase price allocated to intangible customer accounts in the Multifamily and Westinghouse Security Systems acquisitions, the methodology Protection One has used to amortize intangible customer accounts and other matters. In Protection One's Form 10-Q for the quarter ended September 30 1999, it disclosed that Protection One restated its financial statements for 1998 and for the quarters ended March 31, 1999, and June 30, 1999, to reallocate portions of the initial purchase price for acquired businesses in its Multifamily business segment. The reallocations involved an increase of the amount allocated to customer accounts by $19 million, a reduction of goodwill by $13 million and an increase in deferred taxes payable by $6 million. In addition, following the conclusion of a comprehensive review of Protection One's amortization policy undertaken during the third quarter of 1999, Protection One changed the method it had historically used for amortizing the cost of customer accounts for its North American and European customer pools. The method used for these pools changed from a straight-line amortization over ten years to a ten-year 130% declining balance method in the case of the North America pool and a 125% declining balance method in the case of the Europe pool. The adoption of the declining balance method effectively shortened the estimated expected average customer life of these two customer pools. For further discussion of these changes and their effect on Protection One's and Western Resources' financial results, see Protection One's and our Forms 10-Q for the quarter ended September 30, 1999.

         Following the announcement of these changes, Protection One had no further communications from the Staff until April 4, 2000, when, in response to its inquiry concerning processing of filings by Protection One, the Staff resumed its inquiry on these matters.

         In a letter from the SEC Staff to Protection One dated May 16, 2000, the Staff stated that "the information that [Protection One] provided strongly suggests the presence of departures from GAAP in Western Resources' accounting for the acquisition of [Westinghouse Security Systems], and in the subsequent accounting for those acquired assets by [Protection One]." More specifically, the Staff's letter states that it is concerned that Western Resources and Protection One "improperly inflated" reported earnings following the Westinghouse Security Systems acquisition. This letter also contains comments and requests for information concerning the initial and final valuation of Westinghouse Security Systems' customer accounts, the $12.75 million write down of the value of customer accounts acquired from Westinghouse Security Systems that was recorded in the fourth quarter of 1997, shortening of the estimated life of customer accounts acquired from Westinghouse Security Systems no later than the end of 1997 and the valuation of acquired alarm monitoring software.

         Protection One responded by letter dated May 31, 2000, to each of the comments contained in the Staff`s May 16th letter, indicated its strong disagreement with the views of the Staff and stated its belief that there are no issues of "inflated earnings," "departures from GAAP," or "errors" in its historic financial statements. Our and Protection One's independent public accountants, Arthur Andersen LLP, indicated they concurred with the accounting decisions of Protection One.

         After another exchange of letters in June as a result of which Protection One supplied more information to the Staff, on July 6, 2000, Protection One personnel and their advisors met with members of the Staff.

         Thereafter, in a letter to Protection One dated July 7, 2000, the Staff stated that Protection One's financial statements should be "revised to reflect corrections of accounting errors and revisions of disclosures" as more fully discussed in the July 7th letter. The Staff's letter discussed six areas which it believed required changes. Four of those areas related to the acquisition of the security business of Westinghouse. The remaining two areas related to the accounting for ordinary amortization of security accounts and the accounting for the effects of unanticipated customer attrition. Among other things, the Staff stated its view that aspects of Protection One's accounting for the acquisition of the Westinghouse security business "could" be indicative of "manipulative intent" a statement with which we and Protection One strongly disagree.

         By letter dated July 25, 2000, Protection One advised the Staff of Protection One's strong disagreement with the views of the Staff regarding these accounting matters. Arthur Andersen LLP has reviewed the correspondence, been consulted on responses to the SEC and have confirmed to the SEC staff that they are not aware of modifications needed to fairly present our or Protection One's historical financial statements.

         On July 25, 2000, the Staff advised Protection One orally that this matter had been referred to the Enforcement Division of the SEC for consideration. Protection One has not been contacted by the Staff of the Division of Enforcement. By letter dated July 27, 2000, the Division of Corporation Finance Staff advised Protection One that they had reviewed Protection One's letter of July 25th, but had concluded "that any new information provided in [the letter] only confirms the views expressed in our July 7th letter." Accordingly, the Division of Corporation Finance repeated its request that Protection One amend its filings "in a manner that is fully responsive to our July 7th letter without further delay." The Staff advised that if amendments were not filed promptly, they would consider what action, if any, would be appropriate under the circumstances. In Protection One's July 25th letter, Protection One had requested the opportunity to meet again together with more senior members of the Staff to discuss these matters further. A meeting with the Staff is being arranged.

         At present, neither we nor Protection One are able to predict the outcome of our disagreements with the Staff. To date, Protection One's discussions with the Staff have occurred over 18 months and the process of resolving these matters could extend over a protracted period. Were we and Protection One to make revisions to our financial statements, based upon our understanding of the Staff's request (the Staff has never indicated what values alternative to the ones used by Protection One it would find to be acceptable), such revisions would result in a material adverse effect on our financial position and results of operations. Neither we nor Protection One can predict what action the Staff may take, including enforcement action, that will further impact us or our financial statements, or the effect or timing of any such action if taken.

Market Risk

         During the six months ended June 30, 2000, our balance in marketable securities declined approximately $171.9 million from December 31, 1999, due to the sale of a significant portion of our marketable security portfolio.

         The value of our marketable security portfolio has declined significantly and we do not expect to be materially impacted by changes in the market prices of our remaining investments. We have not experienced any other significant changes in our exposure to market risk since December 31, 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

         Information relating to the market risk disclosure is set forth in Other Information of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.

                             WESTERN RESOURCES, INC.
                            Part II Other Information

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

         The company, its subsidiary Westar Capital, Protection One, its subsidiary Protection One Alarm Monitoring, Inc. (Monitoring), and certain present and former officers and directors of Protection One are defendants in a purported class action litigation pending in the United States District Court for the Central District of California, "Ronald Cats, et al., v. Protection One, Inc., et. al.", No. CV 99-3755 DT (RCx). Pursuant to an Order dated August 2, 1999, four pending purported class actions were consolidated into a single action. In March 2000, plaintiffs filed a Second Consolidated Amended Class Action Complaint (the Amended Complaint). Plaintiffs purport to bring the action on behalf of a class consisting of all purchasers of publicly traded securities of Protection One, including common stock and notes, during the period of February 10, 1998, through November 12, 1999. The Amended Complaint asserts claims under Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 against Protection One, Monitoring, and certain present and former officers and directors of Protection One based on allegations that various statements concerning Protection One's financial results and operations for 1997 and 1998 were false and misleading and not in compliance with Generally Accepted Accounting Principles (GAAP). Plaintiffs allege, among other things, that former employees of Protection One have reported that Protection One lacked adequate internal accounting controls and that certain accounting information was unsupported or manipulated by management in order to avoid disclosure of accurate information. The Amended Complaint further asserts claims against the company and Westar Capital as controlling persons under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A claim is also asserted under Section 11 of the Securities Act of 1933 against Protection One's auditor, Arthur Andersen LLP. The Amended Complaint seeks an unspecified amount of compensatory damages and an award of fees and expenses, including attorneys' fees. On June 12, 2000, the company, Protection One and other defendants filed motions to dismiss in part the Amended Complaint. These motions are currently pending. The company and Protection One believe that all the claims asserted in the Amended Complaint are without merit and intend to defend against them vigorously. The company and Protection One cannot currently predict the impact of this litigation which could be material.

         For other proceedings affecting the company, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations which is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

      None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         The company's Annual Meeting of Shareholders was held on June 15, 2000.

At the meeting, the shareholders, representing 57,894,289 shares either in person or by proxy, voted to:

         Elect the following directors to serve a term a three years:

                                                    Votes
                                            -----------------------
                                               For        Against
                                            ----------    ---------
         Charles Q. Chandler, IV . . . .    52,006,375    5,887,914
         John C. Dicus . . . . . . . . .    51,983,117    5,911,172
         Owen F. Leonard . . . . . . . .    51,946,018    5,948,271

         The following directors will continue to serve their unexpired terms:
Gene A. Budig, John C. Nettels, Jr., David C. Wittig, Frank J. Becker, Louis W. Smith, and Jane Dresner Sadaka.


ITEM 5.  OTHER INFORMATION
--------------------------

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

      (a) Exhibits:

             Exhibit 12   -   Computation of Ratio of Consolidated Earnings
                              to Fixed Charges for Six Months Ended
                              June 30, 2000 (filed electronically)

             Exhibit 27   -   Financial Data Schedule (filed electronically)

      (b) Reports on Form 8-K filed during the quarter ended June 30, 2000:

                Form 8-K filed April 10, 2000 - Press release announcing Western Resources may from time-to-time purchase its debt securities and preferred stock.

                Form 8-K filed May 18, 2000 - Press release announcing Western Resources' board of directors authorized management to explore a variety of strategic alternatives for its electric utility operations.

                                  SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Western Resources, Inc.
                                               -----------------------


Date      August 14, 2000             By         /s/ JAMES A.MARTIN
    --------------------------------    ------------------------------------
                                                  JAMES A.MARTIN
                                               Senior Vice President
                                                   and Treasurer




Date      August 14, 2000             By         /s/ LEROY P. WAGES
    --------------------------------    ------------------------------------
                                             Leroy P. Wages, Controller