Form 10-Q
period 2000-09-30
WESTERN RESOURCES INC /KS
filed 2000-11-13
CIK 54507

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q

(Mark One)
     X     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
   -----   EXCHANGE ACT OF 1934


For the quarterly period ended               September 30, 2000
                               -----------------------------------------------

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   -----   SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________


                          Commission File Number 1-3523
                                                 ------


                             WESTERN RESOURCES, INC.
                  --------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          KANSAS                                       48-0290150
-------------------------------                    -------------------
(State or Other Jurisdiction of                         (Employer
Incorporation or Organization)                     Identification No.)


   818 KANSAS AVENUE, TOPEKA, KANSAS                       66612
----------------------------------------                -----------
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

                       Yes X                       No___
                          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at November 9, 2000
-----------------------------                 ------------------------------
Common Stock, $5.00 par value                         69,979,875

                            WESTERN RESOURCES, INC.
                                      INDEX


                                                                      Page No.
                                                                      --------

Part I.  Financial Information

  Item 1.  Financial Statements

      Consolidated Balance Sheets                                         4

      Consolidated Statements of Income                                 5 - 6

      Consolidated Statements of Comprehensive Income                     7

      Consolidated Statements of Cash Flows                               8

      Consolidated Statements of Shareholders' Equity                     9

      Notes to Consolidated Financial Statements                         10


  Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        21

  Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk                                                36

Part II.  Other Information

  Item 1.  Legal Proceedings                                             37

  Item 2.  Changes in Securities and Use of Proceeds                     37

  Item 3.  Defaults Upon Senior Securities                               37

  Item 4.  Submission of Matters to a Vote of Security Holders           37

  Item 5.  Other Information                                             38

  Item 6.  Exhibits and Reports on Form 8-K                              38

Signatures                                                               39

                             WESTERN RESOURCES, INC.

                           FORWARD-LOOKING STATEMENTS


     Certain matters discussed in this Form 10-Q are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we "believe," "anticipate," "expect" or words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations, or goals. Such statements address future events and conditions concerning capital expenditures, earnings, liquidity and capital resources, litigation, rate and other regulatory matters, outcome of the Securities and Exchange Commission (SEC) Staff's review of Protection One accounting issues, possible corporate restructurings, mergers, acquisitions, dispositions, including the proposed separation of Westar Industries, Inc. from the company's electric utility businesses and the consummation of the acquisition of the electric operations of Western Resources, Inc. by Public Service Company of New Mexico, compliance with debt covenants, interest and dividends, Protection One's financial condition and its impact on our consolidated results, environmental matters, changing weather, nuclear operations, ability to enter new markets successfully and capitalize on growth opportunities in non-regulated businesses, events in foreign markets in which investments have been made, accounting matters, and the overall economy of our service area. What happens in each case could vary materially from what we expect because of such things as electric utility deregulation, ongoing municipal, state and federal activities, such as the Wichita municipalization efforts; future economic conditions; legislative and regulatory developments; regulatory and competitive markets; and other circumstances affecting anticipated operations, sales and costs.

                             WESTERN RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                            September 30,  December 31,
                                                                                                2000          1999
                                                                                             -----------   -----------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents................................................................   $     6,693   $    12,444
 Restricted cash..........................................................................        21,115        14,558
 Accounts receivable (net)................................................................       175,653       229,200
 Inventories and supplies (net)...........................................................       106,966       112,392
 Marketable securities....................................................................         7,222       177,128
 Prepaid expenses and other...............................................................        50,440        40,876
                                                                                             -----------   -----------
   Total Current Assets...................................................................       368,089       586,598
                                                                                             -----------   -----------

PROPERTY, PLANT AND EQUIPMENT (NET).......................................................     3,965,634     3,889,444
                                                                                             -----------   -----------

OTHER ASSETS:
 Restricted cash..........................................................................        36,275             -
 Investment in ONEOK......................................................................       589,118       590,109
 Customer accounts (net)..................................................................     1,037,136     1,138,902
 Goodwill (net)...........................................................................     1,033,433     1,102,157
 Regulatory assets........................................................................       358,514       366,004
 Other....................................................................................       410,754       334,992
                                                                                             -----------   -----------
   Total Other Assets.....................................................................     3,465,230     3,532,164
                                                                                             -----------   -----------

TOTAL ASSETS..............................................................................   $ 7,798,953   $ 8,008,206
                                                                                             ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current maturities of long-term debt.....................................................   $    39,356   $   111,667
 Short-term debt..........................................................................        57,000       705,421
 Accounts payable.........................................................................       166,992       132,834
 Accrued liabilities......................................................................       208,889       226,786
 Accrued income taxes.....................................................................        63,267        40,328
 Deferred security revenues...............................................................        52,114        61,148
 Other....................................................................................       108,590        73,011
                                                                                             -----------   -----------
   Total Current Liabilities..............................................................       696,208     1,351,195
                                                                                             -----------   -----------

LONG-TERM LIABILITIES:
 Long-term debt (net).....................................................................     3,274,627     2,883,066
 Western Resources obligated mandatorily redeemable
   preferred securities of subsidiary trusts holding
   solely company subordinated debentures.................................................       220,000       220,000
 Deferred income taxes and investment tax credits.........................................       966,281       982,548
 Minority interests.......................................................................       191,760       193,499
 Deferred gain from sale-leaseback........................................................       189,251       198,123
 Other....................................................................................       282,144       279,451
                                                                                             -----------   -----------
   Total Long-term Liabilities............................................................     5,124,063     4,756,687
                                                                                             -----------   -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Cumulative preferred stock...............................................................        24,858        24,858
 Common stock, par value $5 per share, authorized
  150,000,000 shares, outstanding 69,581,164 and
  67,401,657 shares, respectively.........................................................       347,906       341,508
 Paid-in capital..........................................................................       840,281       820,945
 Retained earnings........................................................................       773,914       691,016
 Accumulated other comprehensive income (loss) (net)......................................        (8,277)       37,788
 Treasury stock, at cost, 0 and 900,000 shares,
  respectively............................................................................             -       (15,791)
                                                                                             -----------   -----------
   Total Shareholders' Equity.............................................................     1,978,682     1,900,324
                                                                                             -----------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................................................   $ 7,798,953   $ 8,008,206
                                                                                             ===========   ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                             WESTERN RESOURCES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                                                Three Months Ended
                                                                                                   September 30,
                                                                                             -------------------------
                                                                                                 2000          1999
                                                                                             -----------   -----------
SALES:
 Energy...................................................................................   $   623,157   $   495,867
 Security.................................................................................       139,388       150,873
                                                                                             -----------   -----------
   Total Sales............................................................................       762,545       646,740
                                                                                             -----------   -----------

COST OF SALES:
 Energy...................................................................................       315,974       174,099
 Security.................................................................................        49,736        48,060
                                                                                             -----------   -----------
   Total Cost of Sales....................................................................       365,710       222,159
                                                                                             -----------   -----------

GROSS PROFIT..............................................................................       396,835       424,581
                                                                                             -----------   -----------

OPERATING EXPENSES:
 Operating and maintenance expense........................................................        84,943        84,715
 Depreciation and amortization............................................................       103,982       138,989
 Selling, general and administrative expense..............................................        84,371       100,137
                                                                                             -----------   -----------
   Total Operating Expenses...............................................................       273,296       323,841
                                                                                             -----------   -----------

INCOME FROM OPERATIONS....................................................................       123,539       100,740
                                                                                             -----------   -----------

OTHER INCOME (EXPENSE):
 Investment earnings......................................................................        16,113        12,216
 Gain on sale of Mobile Services Group....................................................             -        17,249
 Minority interests.......................................................................         3,522         6,533
 Other....................................................................................           656        (1,888)
                                                                                             -----------   -----------
    Total Other Income (Expense)..........................................................        20,291        34,110
                                                                                             -----------   -----------

EARNINGS BEFORE INTEREST AND TAXES........................................................       143,830       134,850
                                                                                             -----------   -----------

INTEREST EXPENSE:
 Interest expense on long-term debt.......................................................        48,865        61,045
 Interest expense on short-term debt and other............................................        26,028        14,831
                                                                                             -----------   -----------
    Total Interest Expense................................................................        74,893        75,876
                                                                                             -----------   -----------

EARNINGS BEFORE INCOME TAXES..............................................................        68,937        58,974

INCOME TAXES..............................................................................        13,288         9,964
                                                                                             -----------   -----------

NET INCOME BEFORE EXTRAORDINARY GAIN......................................................        55,649        49,010

EXTRAORDINARY GAIN, NET OF TAX............................................................         6,716             -
                                                                                             -----------   -----------

NET INCOME................................................................................        62,365        49,010

PREFERRED DIVIDENDS.......................................................................           282           282
                                                                                             -----------   -----------

EARNINGS AVAILABLE FOR COMMON STOCK.......................................................   $    62,083   $    48,728
                                                                                             ===========   ===========

AVERAGE COMMON SHARES OUTSTANDING.........................................................    69,382,338    67,554,168

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING (See Note 1):
 Basic earnings available before extraordinary gain.......................................         $0.80         $0.72
                                                                                             ===========   ===========
 Diluted earnings available before extraordinary gain.....................................         $0.80         $0.72
                                                                                             ===========   ===========

 Basic earnings available after extraordinary gain........................................         $0.89         $0.72
                                                                                             ===========   ===========
 Diluted earnings available after extraordinary gain......................................         $0.89         $0.72
                                                                                             ===========   ===========

DIVIDENDS DECLARED PER COMMON SHARE.......................................................         $.300         $.535

The Notes to Consolidated Financial Statements are an integral part of these statements.

                             WESTERN RESOURCES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                             -------------------------
                                                                                                2000          1999
                                                                                             -----------   -----------
SALES:
 Energy...................................................................................   $ 1,376,677   $ 1,133,243
 Security.................................................................................       419,319       447,967
                                                                                             -----------   -----------
   Total Sales............................................................................     1,795,996     1,581,210
                                                                                             -----------   -----------

COST OF SALES:
 Energy...................................................................................       616,562       390,605
 Security.................................................................................       141,489       129,848
                                                                                             -----------   -----------
   Total Cost of Sales....................................................................       758,051       520,453
                                                                                             -----------   -----------

GROSS PROFIT..............................................................................     1,037,945     1,060,757
                                                                                             -----------   -----------

OPERATING EXPENSES:
 Operating and maintenance expense........................................................       253,235       253,194
 Depreciation and amortization............................................................       317,038       309,528
 Selling, general and administrative expense..............................................       247,040       246,136
 Write-off international development activities...........................................             -        (4,930)
                                                                                             -----------   -----------
   Total Operating Expenses...............................................................       817,313       803,928
                                                                                             -----------   -----------

INCOME FROM OPERATIONS....................................................................       220,632       256,829
                                                                                             -----------   -----------

OTHER INCOME (EXPENSE):
 Investment earnings......................................................................       168,069        49,661
 Gain on sale of Mobile Services Group....................................................             -        17,249
 Minority interests.......................................................................         3,830         8,382
 Other....................................................................................         1,036        (1,343)
                                                                                             -----------   -----------
    Total Other Income (Expense)..........................................................       172,935        73,949
                                                                                             -----------   -----------

EARNINGS BEFORE INTEREST AND TAXES........................................................       393,567       330,778
                                                                                             -----------   -----------

INTEREST EXPENSE:
 Interest expense on long-term debt.......................................................       149,273       180,335
 Interest expense on short-term debt and other............................................        67,958        39,839
                                                                                             -----------   -----------
    Total Interest Expense................................................................       217,231       220,174
                                                                                             -----------   -----------

EARNINGS BEFORE INCOME TAXES..............................................................       176,336       110,604

INCOME TAXES..............................................................................        54,170        22,357
                                                                                             -----------   -----------

NET INCOME BEFORE EXTRAORDINARY GAIN......................................................       122,166        88,247

EXTRAORDINARY GAIN, NET OF TAX............................................................        42,555             -
                                                                                             -----------   -----------

NET INCOME................................................................................       164,721        88,247

PREFERRED DIVIDENDS.......................................................................           846           847
                                                                                             -----------   -----------

EARNINGS AVAILABLE FOR COMMON STOCK.......................................................   $   163,875   $    87,400
                                                                                             ===========   ===========

AVERAGE COMMON SHARES OUTSTANDING.........................................................    68,618,763    66,766,230

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING (See Note 1):
 Basic earnings available before extraordinary gain.......................................         $1.77         $1.31
                                                                                             ===========   ===========
 Diluted earnings available before extraordinary gain.....................................         $1.76         $1.31
                                                                                             ===========   ===========

 Basic earnings available after extraordinary gain........................................         $2.39         $1.31
                                                                                             ===========   ===========
 Diluted earnings available after extraordinary gain......................................         $2.38         $1.31
                                                                                             ===========   ===========

DIVIDENDS DECLARED PER COMMON SHARE.......................................................        $1.135        $1.605

The Notes to Consolidated Financial Statements are an integral part of these statements.

                             WESTERN RESOURCES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in Thousands)
                                   (Unaudited)



                                                                                               Three Months Ended
                                                                                                   September 30,
                                                                                             -------------------------
                                                                                                2000          1999
                                                                                             -----------   -----------

NET INCOME................................................................................   $    62,365   $    49,010
                                                                                             -----------   -----------
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
 Unrealized holding gains/(losses) on marketable
   securities arising during the period...................................................            76       (65,380)
 Less: Reclassification adjustment for (gains)
   included in net income.................................................................            (1)         (211)
                                                                                             -----------   -----------
 Change in unrealized gain/(losses) on marketable
   securities (net).......................................................................            75       (65,591)
 Change in unrealized (loss)/gain on currency translation.................................        (9,702)        1,879
                                                                                             -----------   -----------
   Other comprehensive (loss) income, before tax..........................................        (9,627)      (63,712)

INCOME TAX BENEFIT........................................................................         3,695        25,340
                                                                                             -----------   -----------

OTHER COMPREHENSIVE (LOSS), NET OF TAX....................................................        (5,932)      (38,372)
                                                                                             -----------   -----------

COMPREHENSIVE INCOME......................................................................   $    56,433   $    10,638
                                                                                             ===========   ===========


                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                             -------------------------
                                                                                                2000          1999
                                                                                             -----------   -----------

NET INCOME................................................................................   $   164,721   $    88,247
                                                                                             -----------   -----------

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
 Unrealized holding gains/(losses) on marketable
   securities arising during the period...................................................        44,939       (80,546)
 Less: Reclassification adjustment for (gains)
   included in net income.................................................................      (115,630)          (72)
                                                                                             -----------   -----------
 Change in unrealized (loss) on marketable securities (net)...............................       (70,691)      (80,618)
 Change in unrealized (loss)/gain on currency translation.................................       (10,737)          338
                                                                                             -----------   -----------
   Other comprehensive (loss), before tax.................................................       (81,428)      (80,280)

INCOME TAX BENEFIT........................................................................        35,363        32,003
                                                                                             -----------   -----------

OTHER COMPREHENSIVE (LOSS), NET OF TAX....................................................       (46,065)      (48,277)
                                                                                             -----------   -----------

COMPREHENSIVE INCOME......................................................................   $   118,656   $    39,970
                                                                                             ===========   ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                             WESTERN RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                           Nine Months Ended
                                                              September 30,
                                                          ---------------------
                                                            2000        1999
                                                          ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.............................................  $ 164,721   $  88,247
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Extraordinary gain.....................................    (42,555)          -
 Depreciation and amortization..........................    317,038     309,528
 Amortization of gain on sale-leaseback.................     (8,872)     (8,872)
 Equity in earnings from investments....................     (8,171)     (7,645)
 Gain on sale of Mobile Services Group..................          -     (17,249)
 (Gain) loss on sale of marketable securities...........   (115,630)      4,608
 Minority interests.....................................     (3,830)     (8,382)
 Accretion of discount note interest....................     (6,107)     (5,057)
 Write-off international development activities.........          -      (4,930)
 Change in restricted cash..............................    (51,823)      2,996
 Changes in working capital items:
  Accounts receivable (net).............................    (71,453)    (29,829)
  Inventories and supplies..............................      5,426      (7,588)
  Prepaid expenses and other............................     (9,564)    (18,910)
  Accounts payable......................................     34,158     (24,795)
  Accrued liabilities...................................    (17,897)      9,139
  Accrued income taxes..................................     22,939      47,136
  Deferred security revenues............................     (9,034)      4,664
  Other.................................................     43,162      (9,646)
 Changes in other assets and liabilities................    (65,635)    (52,377)
                                                          ---------   ---------
    Net cash flows from operating activities............    176,873     271,038
                                                          ---------   ---------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
 Additions to property, plant and equipment (net).......   (231,725)   (186,569)
 Customer account acquisitions..........................    (27,456)   (207,657)
 Security alarm monitoring acquisitions, net of cash
   acquired.............................................          -     (27,408)
 Proceeds from sale of Mobile Services Group, net of
   cash paid............................................          -      19,087
 Purchases of marketable securities.....................          -     (11,999)
 Proceeds from sale of marketable securities............    217,098      30,946
 Investment in Paradigm.................................          -     (32,009)
 Other investments (net)................................      4,256       8,696
                                                          ---------   ---------
    Net cash flows (used in) investing activities.......    (37,827)   (406,913)
                                                          ---------   ---------

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
 Short-term debt (net)..................................   (648,421)    168,483
 Proceeds of long-term debt.............................    606,471     180,688
 Retirements of long-term debt..........................   (187,549)   (125,422)
 Proceeds from accounts receivable sale (net)...........    125,000           -
 Issuance of common stock (net).........................     25,734      29,487
 Cash dividends paid....................................    (78,743)   (108,243)
 Reissuance of treasury stock...........................     21,898           -
 Acquisition of treasury stock..........................     (9,187)          -
                                                          ---------   ---------
    Net cash flows (used in) from financing activities..   (144,797)    144,993
                                                          ---------   ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS....     (5,751)      9,118

CASH AND CASH EQUIVALENTS:
 Beginning of the period................................     12,444      16,394
                                                          ---------   ---------
 End of the period......................................  $   6,693   $  25,512
                                                          =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 CASH PAID FOR:
 Interest on financing activities (net of amount
  capitalized)..........................................  $ 249,690   $ 252,535
 Income taxes...........................................     17,515       1,065

The Notes to Consolidated Financial Statements are an integral part of these statements.

                             WESTERN RESOURCES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)

                                                   Three Months Ended       Nine Months Ended
                                                      September 30,            September 30,
                                                -----------------------   -----------------------
                                                   2000         1999         2000         1999
                                                ----------   ----------   ----------   ----------
CUMULATIVE PREFERRED STOCK:
  Par value $100 per share,
  authorized 600,000 shares,
  outstanding -
    4 1/2% Series, 138,576 shares......         $   13,858   $   13,858   $   13,858   $   13,858
    4 1/4% Series, 60,000 shares.......              6,000        6,000        6,000        6,000
    5% Series, 50,000 shares...........              5,000        5,000        5,000        5,000
                                                ----------   ----------   ----------   ----------
  Ending balance.......................             24,858       24,858       24,858       24,858
                                                ----------   ----------   ----------   ----------

COMMON STOCK:
  Beginning balance....................            344,568      335,844      341,508      329,548
  Issuance of common stock.............              3,338        2,527        6,398        8,823
                                                ----------   ----------   ----------   ----------
  Ending balance.......................            347,906      338,371      347,906      338,371
                                                ----------   ----------   ----------   ----------

PAID-IN-CAPITAL:
  Beginning balance....................            826,524      801,860      820,945      775,337
  Issuance of common stock and other...             13,757        8,464       19,336       34,987
                                                ----------   ----------   ----------   ----------
  Ending balance.......................            840,281      810,324      840,281      810,324
                                                ----------   ----------   ----------   ----------

RETAINED EARNINGS:
  Beginning balance....................            732,684      791,330      691,016      823,590
  Net income...........................             62,365       49,010      164,721       88,247
  Dividends on preferred stock.........               (282)        (282)        (846)        (847)
  Dividends on common stock............            (20,854)     (36,464)     (77,897)    (107,396)
  Issuance of treasury stock...........                  1            -       (3,080)           -
                                                ----------   ----------   ----------   ----------
  Ending balance.......................            773,914      803,594      773,914      803,594
                                                ----------   ----------   ----------   ----------

ACCUMULATED OTHER COMPREHENSIVE
INCOME (NET):
  Beginning balance....................             (2,345)        (397)      37,788        9,508
  Change in unrealized gain/(loss) on
    equity securities..................                 75      (65,591)     (70,691)     (80,618)
  Change in unrealized (loss)/gain on
    currency translation...............             (9,702)       1,879      (10,737)         338
  Income tax benefit...................              3,695       25,340       35,363       32,003
                                                ----------   ----------   ----------   ----------
  Ending balance.......................             (8,277)     (38,769)      (8,277)     (38,769)
                                                ----------   ----------   ----------   ----------

TREASURY STOCK:
  Beginning balance....................                (50)           -      (15,791)           -
  Issuance of treasury stock...........                 50            -       24,978            -
  Purchase of treasury stock...........                  -            -       (9,187)           -
                                                ----------   ----------   ----------   ----------
  Ending balance.......................                  -            -            -            -
                                                ----------   ----------   ----------   ----------

TOTAL SHAREHOLDERS' EQUITY.............         $1,978,682   $1,938,378   $1,978,682   $1,938,378
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

                             WESTERN RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business: Western Resources, Inc. (the company, Western Resources) is a publicly-traded, consumer services company. The company's primary business activities are providing electric generation, transmission and distribution services to approximately 636,000 customers in Kansas and providing monitored services to approximately 1.5 million customers in North America, the United Kingdom and continental Europe. Rate regulated electric service is provided by KPL, a division of the company, and Kansas Gas and Electric Company
(KGE), a wholly-owned subsidiary. Monitored services in North America are provided by Protection One, Inc. (Protection One), a publicly-traded, approximately 85%-owned subsidiary. Monitored services in the United Kingdom and continental Europe are provided by Protection One International, Inc. and Protection One UK, Plc. (collectively referred to as Protection One Europe) which are 100% owned by the company. In addition, through the company's 45% ownership interest in ONEOK, Inc. (ONEOK), natural gas transmission and distribution services are provided to approximately 1.4 million customers in Oklahoma and Kansas. The company's investments in Protection One, Protection One Europe and ONEOK are owned by Westar Industries, Inc., previously named Westar Capital, Inc., (Westar Industries), a wholly-owned subsidiary.

     Principles of Consolidation: The company's unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. These consolidated financial statements and notes should be read in conjunction with the Consolidated Financial Statements and the notes included in the company's 1999 Annual Report on Forms 10-K and 10-K/A. See Note 10 below regarding discussions with the Securities and Exchange Commission (SEC) staff concerning certain accounting matters.

     In management's opinion, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

     New Pronouncements:  In June 1998, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 cannot be applied retroactively. The company is continuing to evaluate commodity contracts, financial instruments and other contracts to determine if they will be considered derivatives under SFAS 133. Through the end of the third quarter, the company has identified derivatives utilized in its energy trading and risk management activities. The company's energy trading contracts are currently recorded at fair value on the balance sheet, with the changes in the fair value included in net income, in accordance with Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The company has not yet quantified all effects of adopting SFAS 133 on its financial statements; however, SFAS 133 could increase volatility in earnings and other comprehensive income. The company plans to adopt SFAS 133 as of January 1, 2001, and be able to quantify its effects.

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

     The change in estimate resulted in additional goodwill amortization for the three months ended September 30, 2000, of approximately $8.6 million. The resulting reduction to net income was $6.7 million. For the nine months ended September 30, 2000, the resulting additional goodwill amortization was $25.8 million, resulting in a reduction to net income of $20.1 million.

     Earnings Per Share: The company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) in 1998. SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and requires the presentation of both basic and diluted EPS. Diluted earnings per share is calculated by adjusting outstanding shares assuming issuance of all potentially dilutive shares.

     Prior to this period, basic and diluted earnings per share have been the same. The diluted EPS amounts shown in the year-to-date Consolidated Financial Statements reflect the inclusion of employee restricted share awards and other stock compensation.

     The following represents a reconciliation from basic earnings per share to diluted earnings per share:



                                                                   Three Months Ended  Nine Months Ended
                                                                      September 30,     September 30,
                                                                   -----------------  ------------------
                                                                     2000      1999    2000       1999
                                                                   -------   -------  --------   -------
                                                               (Amounts in Thousands, Except Per Share Amounts)
BASIC EARNINGS PER SHARE:
 Earnings available for common stock
  before extraordinary gain............................            $  0.80   $  0.72  $   1.77   $  1.31
 Extraordinary gain....................................               0.09         -      0.62         -
                                                                   -------   -------  --------   -------
 Earnings available for common stock...................            $  0.89   $  0.72  $   2.39   $  1.31
                                                                   =======   =======  ========   =======

DILUTED EARNINGS PER SHARE:
 Earnings available for common stock
  before extraordinary gain............................            $  0.80   $  0.72  $   1.76   $  1.31
 Extraordinary gain....................................               0.09         -      0.62         -
                                                                   -------   -------  --------   -------
 Earnings available for common stock...................            $  0.89   $  0.72  $   2.38   $  1.31
                                                                   =======   =======  ========   =======

DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:
 Denominator for basic earnings per share
  - weighted average shares............................             69,382    67,554    68,619    66,766

 Effect of dilutive securities:
  Employee stock options...............................                  4         -         1         -
  Restricted share awards..............................                224        40       120        24
  Stock for compensation...............................                310         3       132         4
                                                                   -------   -------  --------   -------
 Denominator for diluted earnings per share
  - weighted average shares............................             69,920    67,597    68,872    66,794
                                                                   =======   =======  ========   =======

     Restricted Cash: The company's restricted cash consists primarily of cash held in escrow pursuant to the terms of a pre-paid capacity and transmission agreement and certain letters of credit.

     Reclassifications: Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.


2.  CORPORATE RESTRUCTURING AND STRATEGIC ALTERNATIVES

    On March 28, 2000, the company's board of directors approved the separation of its electric utility and non-electric utility businesses (Westar Industries). On May 18, 2000, the company announced that its board of directors had authorized its management to explore strategic alternatives for the electric utility businesses.

    On October 5, 2000, Westar Industries filed a registration statement with the Securities and Exchange Commission (SEC) which covers the proposed sale of approximately 9.9% of Westar Industries common stock, now owned by the company, through the exercise of non-transferable rights proposed to be distributed by the company to its shareholders. After completion of the rights offering, assuming full exercise of the rights, the company will own approximately 90.1% of Westar Industries. The registration statement has not become effective.

     On November 9, 2000, the company announced that its board of directors approved an agreement under which Public Service Company of New Mexico
(PNM) will acquire the electric utility businesses of the company in a stock-for-stock transaction. Under the terms of the agreement, PNM and the company will become a subsidiary of a new holding company to be named at a future date. Prior to the consummation of this combination, Westar Industries will be spun off to Western Resources' shareholders.

    The new holding company will issue 55 million of its shares, subject to certain adjustments, to the company's shareholders and Westar Industries. Before any adjustments, the new holding company will have approximately 95 million shares outstanding, of which approximately 42.1% will be owned by former PNM shareholders and 57.9% will be owned by the company's shareholders and Westar Industries. The transaction is conditioned upon approval from both the company's and PNM's shareholders and customary regulatory approvals. The company and PNM expects the transaction to be completed within the next 12 to 15 months.

    The impact of these transactions on the company's financial position and operating results cannot be determined until the final terms and timing of the transactions are determined. The company can give no assurance as to whether or when the rights offering will be consummated or whether or when the separation of the electric and non-electric utility businesses of the company, or the consummation of the acquisition of the company by PNM may occur.


3.  DIVIDEND POLICY

     The company's board of directors reviews the company's dividend policy from time to time. Among the factors the board of directors considers in determining the company's dividend policy are earnings, cash flows, capitalization ratios, competition, financial loan covenants and regulatory conditions. In March 2000, the company announced a quarterly dividend of $0.30 per share, or $1.20 per share on an annual basis. On October 2, 2000, the third quarter dividend was paid at the rate of $0.30 per common share.


4.  SALE OF ACCOUNTS RECEIVABLE

     On July 28, 2000, the company and KGE entered into an agreement to sell, on an ongoing basis, all of their accounts receivable arising from the sale of electricity, to WR Receivables Corporation, a special purpose entity wholly owned by the company. The agreement expires on July 26, 2001, and is annually renewable upon agreement by both parties. The special purpose entity has sold and, subject to certain conditions, may from time to time sell, up to $125 million (and upon request, subject to certain conditions, up to $175 million) of an undivided fractional ownership interest in the pool of receivables to a third-party, multi-seller receivables funding entity affiliated with a lender. As of September 30, 2000, net proceeds of $125 million were received by the company.



5.  DEBT

     On June 28, 2000, the company entered into a $600 million, multi-year term loan that replaced two revolving credit facilities which matured on June 30, 2000. The proceeds of the term loan were used to retire short-term debt. The term loan is secured by first mortgage bonds of the company and KGE and has a maturity date of March 17, 2003.

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

     Interest on the term loan is payable on the expiration date of each borrowing under the facility or quarterly if the term of the borrowing is greater than three months. The weighted average annual interest rate, including fees, on the term loan at September 30, 2000, was 10.23%.

     The company also has an arrangement with certain banks to provide a revolving credit facility on a committed basis totaling $500 million. The facility is secured by first mortgage bonds of the company and KGE and expires on March 17, 2003. As of September 30, 2000, borrowings on this facility were $57.0 million.

6.  GAIN ON EXTINGUISHMENT OF DEBT

     In the third quarter of 2000, Westar Industries purchased $37.4 million face value of Protection One bonds in the open market. An extraordinary gain of $6.7 million, net of tax of $3.6 million, was recognized on these retirements.

     For the nine months ended September 30, 2000, Westar Industries purchased $141.9 million face value of Protection One bonds in the open market. A portion of these debt securities was transferred to Protection One in exchange for cash and the settlement of certain intercompany payables and receivables. Protection One also purchased $30.5 million face value of its bonds on the open market. An extraordinary gain of $42.6 million, net of tax of $22.9 million, was recognized on these retirements.

7.  INCOME TAXES

     The company has recorded income tax benefits for the interim periods using the effective tax rate method. Under this method, the company computes the tax related to year-to-date income, except for significant unusual or extraordinary items, at an estimated annual effective tax rate. The company individually computes and recognizes, when the transaction occurs, income tax expense related to significant unusual or extraordinary items, such as the gain on marketable securities recorded in 2000. The company anticipates an effective annual tax rate of approximately 32.0% based on the effective tax rate method described above. The company's effective income tax rates for the three and nine months ended September 30, 2000, were 19.3% and 30.7% compared to 16.9% and 20.2% for the three and nine months ended September 30, 1999.

     The difference between the company's effective tax rate and the statutory rate is primarily attributable to the tax benefit of excluding from taxable income, in accordance with IRS rules, 70% of the dividends received from ONEOK, the generation and utilization of tax credits from Affordable Housing investments, the amortization of prior years' investment tax credits, the amortization of non-deductible goodwill, the tax benefits from corporate-owned life insurance and the deduction for state income taxes.


8.  RATE MATTERS AND REGULATION

     City of Wichita: In December 1999, the City Council of Wichita, Kansas, authorized the hiring of an outside consultant to determine the feasibility of creating a municipal electric utility to replace KGE as the supplier of electricity in Wichita. In 1999, KGE's rates were 5% below the national average for retail customers and the average rates charged to retail customers in territories served by our KPL division were 19% lower than KGE's rates. Customers within the Wichita metropolitan area account for approximately 25% of our total energy sales. KGE has a franchise with the City of Wichita to provide retail electric service that expires March 2002. Under Kansas law, KGE will continue to have the exclusive right to serve the customers in Wichita following the expiration of the franchise, assuming the system is not municipalized. See also "FERC Proceeding" below regarding a complaint filed with the Federal
Energy Regulatory Commission (FERC) against the company by the City of Wichita.

     KCC Proceedings: On March 16, 2000, the Kansas Industrial Consumers (KIC), an organization of commercial and industrial users of electricity in

Kansas, filed a complaint with the Kansas Corporation Commission (KCC) requesting an investigation of Western Resources' and KGE's rates. Western Resources, KGE and the KCC staff reached an agreement on August 8, 2000, for Western Resources and KGE to file a rate case on or before November 25, 2000. On September 18, 2000, the KCC issued an order approving the agreement. Pursuant to this order, the company will file an application for a change in rates by November 27, 2000, which will include a cost allocation study and separate cost of service studies for Western Resources and KGE, as well as revenue requirements on a combined company basis by December 29, 2000.

     FERC Proceeding: In September 1999, the City of Wichita filed a complaint with the FERC against the company, alleging improper affiliate transactions between KPL and KGE. The City of Wichita asked that the FERC equalize the generation costs between KPL and KGE, in addition to other matters. A hearing on the case was held at FERC on October 11 and 12, 2000. On November 13, 2000, FERC dismissed the complaint.


9.   LEGAL PROCEEDINGS

     The SEC commenced a private investigation in 1997 relating to, among other things, the timeliness and adequacy of disclosure filings with the SEC by the company with respect to securities of ADT Ltd. The company is cooperating with the SEC staff in this investigation.

     The company, its subsidiary Westar Industries, Protection One, its subsidiary Protection One Alarm Monitoring, Inc. (Monitoring), and certain present and former officers and directors of Protection One are defendants in a purported class action litigation pending in the United States District Court for the Central District of California, "Ronald Cats, et al., v. Protection One, Inc., et. al.", No. CV 99-3755 DT (RCx). Pursuant to an Order dated August 2, 1999, four pending purported class actions were consolidated into a single action. In March 2000, plaintiffs filed a Second Consolidated Amended Class Action Complaint ("Amended Complaint"). Plaintiffs purported to bring the action on behalf of a class consisting of all purchasers of publicly traded securities of Protection One, including common stock and notes, during the period of February 10, 1998, through November 12, 1999. The Amended Complaint asserts claims under Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 against Protection One, Monitoring, and certain present and former officers and directors of Protection One based on allegations that various statements concerning Protection One's financial results and operations for 1997 and 1998 were false and misleading and not in compliance with Generally Accepted Accounting Principles. Plaintiffs allege, among other things, that former employees of Protection One have reported that Protection One lacked adequate internal accounting controls and that certain information was unsupported or manipulated by management in order to avoid disclosure of accurate information. The Amended Complaint further asserts claims against the company and Westar Industries as controlling persons under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A claim is also asserted under Section 11 of the Securities Act of 1933 against Protection One's auditor, Arthur Andersen LLP. The Amended Complaint seeks an unspecified amount of compensatory damages and an award of fees and expenses, including attorneys' fees. On June 12, 2000, the company, Protection One and the other defendants filed motions to dismiss in part the Amended Complaint. On August 31, 2000, the plaintiffs filed their papers in opposition to our motions. These motions are currently pending. The company and Protection One believe that all the claims asserted in the Amended Complaint are without merit, however the company and Protection One cannot currently predict the impact of this litigation which could be material.

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


1O.  COMMITMENTS AND CONTINGENCIES

     SEC Review: As previously disclosed, Protection One has been advised by the Staff of the Division of Corporation Finance of the Securities and Exchange Commission that, in its view, there are errors in Protection One's previously filed financial statements that are material and which, in the view of the Staff, have had the effect of inflating reported earnings commencing with the year ended December 31, 1997. Protection One has had extensive discussions with the Staff and exchanged numerous letters extending over a period of more than 20 months about the purchase price allocated to intangible customer accounts in the Westinghouse Security Systems acquisition, the methodology Protection One used to amortize intangible customer accounts and other matters.

     In a letter from the SEC Staff to Protection One dated May 16, 2000, the Staff stated that "the information that [Protection One] provided strongly suggests the presence of departures from GAAP in Western Resources' accounting for the acquisition of Westinghouse Security System[s], and in the subsequent accounting for those acquired assets by Protection One." More specifically, the Staff's letter states that it is concerned that Western Resources and Protection One "improperly inflated" reported earnings following the Westinghouse Security Systems acquisition. This letter also contains comments and requests for information concerning the initial and final valuation of Westinghouse Security Systems' customer accounts, the $12.75 million write down of the value of customer accounts acquired from Westinghouse Security Systems that was recorded in the fourth quarter of 1997, shortening of the estimated life of customer accounts acquired from Westinghouse Security Systems no later than the end of 1997 and the valuation of acquired alarm monitoring software.

     Protection One responded by letter dated May 31, 2000, to each of the comments contained in the Staff's May 16th letter, indicated its strong disagreement with the views of the Staff and stated its belief that there are no issues of "inflated earnings," "departures from GAAP," or "errors" in its historic financial statements. The company's and Protection One's independent public accountants, Arthur Andersen LLP, indicated they concurred with the accounting decisions of Protection One.

     After another exchange of letters in June as a result of which Protection One supplied more information to the Staff, on July 6, 2000, Protection One personnel and their advisors met with members of the Staff.

     Thereafter, in a letter to Protection One dated July 7, 2000, the Staff stated that Protection One's financial statements should be "revised to reflect corrections of accounting errors and revisions of disclosures" as more fully discussed in the July 7th letter. The Staff's letter discussed six areas which it believed required changes. Four of those areas related to the acquisition of the security business of Westinghouse. The remaining two areas related to the accounting for ordinary amortization of security accounts and the accounting for the effects of unanticipated customer attrition. Among other things, the Staff stated its view that aspects of Protection One's accounting for the acquisition of the Westinghouse security business "could" be indicative of "manipulative intent" -- a statement with which the company and Protection One strongly disagree.

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

     On July 25, 2000, the Staff advised Protection One orally that this matter had been referred to the Enforcement Division of the SEC for consideration. By letter dated July 27, 2000, the Staff advised Protection One that they had reviewed Protection One's letter of July 25th and requested that Protection One amend its filings "in a manner that is fully responsive to our July 7th letter without further delay." The Staff advised that if amendments were not filed promptly, they would consider what action, if any, would be appropriate under the circumstances. In Protection One's July 25th letter, Protection One had requested the opportunity to meet again together with more senior members of the Staff to discuss these matters further. A meeting with the Staff took place on September 8, 2000.

     In October 2000, Protection One was notified by the SEC of the Staff's position on the outstanding open issues. The Staff has requested that Protection One obtain an appraisal of the Westinghouse accounts and revise the purchase price allocation for such accounts based on the fair value determined by such appraisal, implement an eight-year accelerated amortization method on the Westinghouse accounts, revalue a financing transaction secured by customer accounts consistent with the results of the appraisal and reverse the $12.75 million write down recorded by Protection One in December 1997 of the value of customer accounts acquired in the Westinghouse transaction. Upon completion of the appraisal, the Staff has requested that Protection One restate its historical financial statements to reflect such adjustments. Protection One is in the process of hiring an appraiser to independently determine the fair value of the Westinghouse accounts. Once completed, Protection One will evaluate the results, communicate with the Staff of the SEC and decide upon the necessary accounting revisions. Were the company and Protection One to make revisions to their financial statements, based upon their understanding of the Staff's request, such revisions could result in a material adverse effect on Protection One's and the company's financial position and results of operations.

     At present, neither the company nor Protection One are able to predict the outcome of these accounting matters. To date, Protection One's discussions with the Staff have occurred over 20 months and the process of resolving these matters could extend over a protracted period. Neither the company nor Protection One can predict what action the Staff may take, including enforcement action, that will further impact the company or its financial statements, or the effect or timing of any such action if taken.

     Manufactured Gas Sites: The company has been associated with 15 former manufactured gas sites located in Kansas which may contain coal tar and other potentially harmful materials. The company and the Kansas Department of Health and Environment (KDHE) entered into a consent agreement governing all future work at the 15 sites. The terms of the consent agreement will allow the company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. As of September 30, 2000, the costs incurred for preliminary site investigation and risk assessment have been minimal. In accordance with the terms of the strategic alliance with ONEOK, ownership of twelve of these sites and the responsibility for clean-up of these sites were transferred to ONEOK. The ONEOK agreement limits the company's future liability associated with these sites to an immaterial amount. The company's investment earnings from ONEOK, as recorded in investment earnings on the accompanying Consolidated Income Statements, could be impacted by these costs if insurance and rate allowances do not cover these potential contingencies.

     Split Dollar Life Insurance Program: Obligations under the company's split dollar life insurance program can increase and decrease based on the company's total return to shareholders and payments to plan participants. The related liability decreased approximately $12.8 million for the nine month period ended September 30, 2000, as a result of payments under the plan.

     Nuclear Decommissioning: On September 1, 1999, Wolf Creek submitted the 1999 Decommissioning Cost Study to the KCC for approval. The KCC approved the 1999 Decommissioning Cost Study on April 26, 2000. Based on the study, the company's share of Wolf Creek's decommissioning costs, under the immediate dismantlement method, is estimated to be approximately $631 million during the period 2025 through 2034, or approximately $221 million in 1999 dollars. These costs were calculated using an assumed inflation rate of 3.6% over the remaining service life from 1999 of 26 years. On May 26, 2000, the company filed an application with the KCC requesting approval of the funding of the company's decommissioning trust on this basis. Approval was granted by the KCC on September 13, 2000.


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

     Our electric utility business is comprised of Fossil Generation, Nuclear Generation and Power Delivery. Fossil Generation produces power for sale internally to the Power Delivery segment and externally to wholesale customers. A component of our Fossil Generation segment is power marketing which attempts to minimize market fluctuation risk and enhance system reliability.

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


Three Months Ended September 30, 2000:
                                                                                                Eliminating/
                                          Fossil     Nuclear    Power      Monitored            Reconciling
                                        Generation Generation  Delivery    Services  (1)Other      Items        Total
                                        ---------- ----------  --------    --------  --------      -----        -----
                                                                      (Dollars in Thousands)
External sales........................    $245,010  $     -     $377,745    $139,388   $   386    $      16    $762,545
Internal sales........................     169,117    27,940      85,492           -         -     (282,549)          -
Earnings before
 interest and taxes...................      43,220    (5,731)    112,268     (17,239)   17,141       (5,829)    143,830
Interest expense......................                                                                           74,893
Earnings before taxes.................                                                                           68,937


Three Months Ended September 30, 1999:
                                                                                                Eliminating/
                                           Fossil     Nuclear     Power    Monitored            Reconciling
                                         Generation Generation  Delivery   Services  (2)Other      Items        Total
                                         ---------- ----------  --------   --------  --------      -----        -----
                                                                       (Dollars in Thousands)
External sales.........................    $148,251  $     -     $347,301   $150,873   $   315  $     -       $  646,740
Internal sales.........................     158,141    28,987      84,366          -         -     (271,494)           -
Earnings before
 interest and taxes....................      82,383    (4,817)     94,084    (39,804)    6,202       (3,198)     134,850
Interest expense.......................                                                                           75,876
Earnings before taxes..................                                                                           58,974


Nine Months Ended September 30, 2000:

                                                                                                Eliminating/
                                           Fossil     Nuclear    Power    Monitored              Reconciling
                                         Generation Generation  Delivery   Services  (3)Other      Items         Total
                                         ---------- ----------  --------   --------  --------      -----         -----
                                                                      (Dollars in Thousands)
External sales.........................    $503,283  $     -     $872,296   $419,319   $ 1,072    $      26   $1,795,996
Internal sales.........................     432,942    86,733     223,395          -         -     (743,070)           -
Earnings before
 interest and taxes....................     154,061   (13,935)    154,280    (54,875)  165,516      (11,480)     393,567
Interest expense.......................                                                                          217,231
Earnings before taxes..................                                                                          176,336

Nine Months Ended September 30, 1999:

                                                                                                Eliminating/
                                           Fossil     Nuclear    Power    Monitored              Reconciling
                                         Generation Generation  Delivery   Services    (4)Other     Items        Total
                                         ---------- ----------  --------   --------    --------     -----        -----
                                                                      (Dollars in Thousands)
External sales.........................    $305,786  $     -     $826,488   $447,967   $   968    $       1   $1,581,210
Internal sales.........................     421,493    78,803     224,048          -         -     (724,344)           -
Earnings before
 interest and taxes....................     176,304   (20,156)    133,557     (8,286)   57,524       (8,165)     330,778
Interest expense.......................                                                                          220,174
Earnings before taxes..................                                                                          110,604


(1) Earnings before interest and taxes includes investment earnings of $16.1 million.
(2) Earnings before interest and taxes includes investment earnings of $12.2 million.
(3) Earnings before interest and taxes includes investment earnings of $168.1 million.
(4) Earnings before interest and taxes includes investment earnings of $49.7 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


INTRODUCTION

     Unless the context otherwise indicates, all references in this report on Form 10-Q to the "company," "Western Resources," "we," "us" or "our" or similar words are to Western Resources, Inc. and its other wholly-owned subsidiaries.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in the 1999 Annual Reports on Forms 10-K and 10-K/A and should be read in conjunction with those reports. In this section we discuss the general financial condition and operating results for Western Resources. We explain:

      -  What factors impact our business
      - What our earnings and costs were for the three and nine months ending September 30, 2000, and 1999
      -  Why these earnings and costs differed from period to period
      -  How our earnings and costs affect our overall financial condition
      - Any other items that particularly affect our financial condition or earnings.


SUMMARY OF SIGNIFICANT ITEMS

Corporate Restructuring and Strategic Alternatives

     On March 28, 2000, our board of directors approved the separation of our electric utility and non-electric utility businesses (Westar Industries). On May 18, 2000, we announced that our board of directors had authorized our management to explore strategic alternatives for the electric utility businesses.

     On October 5, 2000, Westar Industries filed a registration statement with the Securities and Exchange Commission (SEC) which covers the proposed sale of approximately 9.9% of Westar Industries common stock, now owned by us, through the exercise of non-transferable rights proposed to be distributed by us to our shareholders. After completion of the rights offering, assuming full exercise of the rights, we will own approximately 90.1% of Westar Industries. The registration statement has not become effective.

     On November 9, 2000, we announced that our board of directors approved an agreement under which Public Service Company of New Mexico (PNM) will acquire our electric utility businesses in a stock-for-stock transaction. Under the terms of the agreement, PNM and we will become a subsidiary of a new holding company to be named at a future date. Prior to the consummation of this combination, Westar Industries will be spun off to Western Resources' shareholders.

    The new holding company will issue 55 million of its shares, subject to certain adjustments, to our shareholders and Westar Industries. Before any adjustments, the new holding company will have approximately 95 million shares outstanding, of which approximately 42.1% will be owned by former PNM shareholders and 57.9% will be owned by the company's shareholders and Westar Industries. The transaction is conditioned upon approval from both our and PNM's shareholders and customary regulatory approvals. We expect the transaction to be completed within the next 12 to 15 months.

     The impact of these transactions on our financial position and operating results cannot be determined until the final terms and timing of the transactions are determined. We can give no assurance as to whether or when the rights offering will be consummated or whether or when the separation of our electric and non-electric utility businesses, or the consummation of the acquisition of the company by PNM may occur.

Gain on Extinguishment of Debt

     In the third quarter of 2000, Westar Industries purchased $37.4 million face value of Protection One bonds in the open market. An extraordinary gain of $6.7 million, net of tax of $3.6 million, was recognized on these retirements.

     For the nine months ended September 30, 2000, Westar Industries purchased $141.9 million face value of Protection One bonds in the open market. A portion of these debt securities was transferred to Protection One in exchange for cash and the settlement of certain intercompany payables and receivables. Protection One also purchased $30.5 million face value of its bonds on the open market. An extraordinary gain of $42.6 million, net of tax of $22.9 million, was recognized on these retirements.

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

     The change in estimate resulted in additional goodwill amortization for the three months ended September 30, 2000, of approximately $8.6 million. The resulting reduction to net income was $6.7 million. For the nine months ended September 30, 2000, the resulting additional goodwill amortization was $25.8 million, resulting in a reduction to net income of $20.1 million.

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

     Our electric utility business is comprised of Fossil Generation, Nuclear Generation and Power Delivery. Fossil Generation produces power for sale internally to the Power Delivery segment and externally to wholesale customers. A component of our Fossil Generation segment is power marketing which attempts to minimize market fluctuation risk and enhance system reliability. Nuclear Generation represents our 47% ownership in the Wolf Creek nuclear generating facility. This segment has only internal sales because it provides all of its power to its co-owners. The Power Delivery segment consists of the transmission and distribution of power to our retail customers in Kansas and the customer service provided to these customers. Monitored Services represents our security alarm monitoring business in North America, the United Kingdom and continental Europe.

     Basic earnings per share were $0.89 for the three months ended September 30, 2000, compared to $0.72 for the three months ended September 30, 1999. This increase was primarily because Protection One recorded the cumulative effect of a change in accounting principle relating to depreciation and amortization expense of $47.3 million in the third quarter of 1999. As discussed in our 1999 Annual Report on Form 10-K, Protection One and Protection One Europe changed their amortization methods from a 10-year straight line method to a 10-year declining balance method. Also contributing to the increase in earnings per share was the extraordinary gain of $6.7 million, net of tax of $3.6 million, on the retirement of Protection One bonds. Partially offsetting these increases was a change in the estimated life of goodwill and operating losses from our monitored services segment.

     Basic earnings per share were $2.39 for the nine months ended September 30, 2000, compared to $1.31 for the nine months ended September 30, 1999. This increase is primarily attributable to increased investment earnings from the sale of our investments in a gas compression company and other marketable securities, the extraordinary gain on the retirement of Protection One bonds, and improved electric operations. Partially offsetting these increases was a change in the estimated life of goodwill and operating losses from our monitored services segment. See "Monitored Services" below for further discussion of these factors and their overall impact.



Overview of Utility Operations

     The following table reflects the increases in electric sales volumes, excluding power marketing for the three and nine months ended September 30, 2000, from the comparable periods of 1999.


Three Months Ended September 30,

                                     2000    1999   % Change
                                    ------  ------  --------
                                       (Thousands of MWH)
 Residential......................   2,287   2,010     13.8 %
 Commercial.......................   2,018   1,881      7.3 %
 Industrial.......................   1,541   1,505      2.4 %
 Other............................      26      26       -  %
                                    ------  ------     -----
  Total retail....................   5,872   5,422      8.3 %
 Wholesale........................   1,776   1,690      5.1 %
                                    ------  ------     -----
  Total...........................   7,648   7,112      7.5 %
                                    ======  ======     =====

Nine Months Ended September 30,
                                     2000    1999   % Change
                                    ------  ------  --------
                                       (Thousands of MWH)
 Residential......................   4,880   4,420     10.4 %
 Commercial.......................   4,985   4,767      4.6 %
 Industrial.......................   4,392   4,293      2.3 %
 Other............................      80      80       -  %
                                    ------  ------     -----

  Total retail....................  14,337  13,560      5.7 %
 Wholesale........................   5,030   4,185     20.2 %
                                    ------  ------     -----
  Total...........................  19,367  17,745      9.1 %
                                    ======  ======     =====


     Three Months Ended September 3O, 2OOO, Compared to Three Months Ended September 3O, 1999: Utility operating sales increased $127.2 million, from $495.6 million to $622.8 million, primarily due to higher retail and wholesale sales volumes and higher power marketing sales. Offsetting the increase in sales was higher cost of sales of $141.8 million. The higher cost of sales was due to higher power marketing expense, increased purchased power expense and higher fuel expense incurred to meet the demand for more electricity. Although sales increased, earnings before interest and taxes (EBIT) decreased $21.9 million primarily due to the higher cost of sales and increased operating expenses.

     Nine Months Ended September 3O, 2OOO, Compared to Nine Months Ended September 3O, 1999: Utility operating sales increased $243.3 million, from $1,132.3 million to $1,375.6 million primarily due to higher retail and wholesale sales volumes and higher power marketing sales. Partially offsetting the increase in sales were higher cost of sales of $225.9 million. The higher cost of sales was due to higher power marketing expense, increased purchased power expense and higher fuel expense incurred to meet the demand for more electricity. EBIT increased $4.7 million primarily due to higher sales.


     Business Segments - Utility Operations: The following table reflects key information for our electric utility business segments:


                              Three Months Ended    Nine Months Ended
                                September 30,         September 30,
                             --------------------  --------------------
                               2000       1999       2000       1999
                             --------   --------   --------   --------
  Fossil Generation:                    (Dollars in Thousands)
    External sales.........  $245,010   $148,251   $503,283   $305,786
    Internal sales.........   169,117    158,141    432,942    421,493
    EBIT...................    43,220     82,383    154,061    176,304

  Nuclear Generation: (1)
    Internal sales.........  $ 27,940   $ 28,987   $ 86,733   $ 78,803
    EBIT...................    (5,731)    (4,817)   (13,935)   (20,156)

  Power Delivery:
    External sales.........  $377,745   $347,301   $872,296   $826,488
    Internal sales.........    85,492     84,366    223,395    224,048
    EBIT...................   112,268     94,084    154,280    133,557

 (1) Our 47% share of Wolf Creek's operating results.


Fossil Generation

     Fossil Generation's external sales consist of the power produced and purchased for sale to wholesale customers. Internal sales consist of the power produced for sale to Power Delivery which delivers the power to our retail customers. The internal transfer price for these sales is based on an assumed competitive market price for capacity and energy.

     Three Months Ended September 3O, 2OOO, Compared to Three Months Ended

September 3O, 1999: External sales increased $96.8 million primarily due to power marketing sales which were $104.4 million, or 129%, higher. Lower wholesale sales partially offset the increase in power marketing sales. Since 1997, we have gradually increased the size of our power trading operation in an effort to better utilize our market knowledge and to mitigate the risk associated with energy prices.

     Electric cost of sales was $141.8 million higher primarily due to higher power marketing expense of $112.5 million, a 168% increase. The remaining increase in electric cost of sales is due to higher fossil fuel expense and higher purchased power expense used to meet the demand for more electricity. EBIT was $39.2 million lower because of a $45.0 million decrease in gross profit.

     Nine Months Ended September 3O, 2OOO, Compared to Nine Months Ended September 3O, 1999: External sales increased $197.5 million primarily due to power marketing sales which were $181.9 million, or 107%, higher and wholesale sales volumes which were 20% higher. We had more wholesale market opportunities because of our larger trading operation which has increased our involvement in the market as discussed above.

     Electric cost of sales were $225.9 million higher primarily due to higher power marketing expense of $178.6 million, a 118% increase. In addition, we had higher purchased power expense of $15.8 million, or a 75% increase, primarily to meet the higher demand for wholesale sales. Additionally, we incurred an increase in fossil fuel expense of $29.7 million, or 15%, primarily to meet the demand for more electricity and due to increased cost of natural gas. See the Market Risk Disclosure for further discussion. EBIT was $22.2 million lower because of a $28.3 million decrease in gross profit.

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

     Three Months Ended September 3O, 2OOO, Compared to Three Months Ended September 3O, 1999: Internal sales and EBIT declined primarily due to Wolf Creek experiencing an unplanned outage of approximately three days due to a transformer fire that caused the unit to shut down as a safety precaution. Wolf Creek resumed operation with no significant damage being experienced as a result of this incident. Operations and maintenance expense increased $2.0 million primarily due to an increase in maintenance and engineering expenses.

     Nine Months Ended September 3O, 2OOO, Compared to Nine Months Ended September 3O, 1999: Internal sales and EBIT improved primarily due to the timing of regularly scheduled refueling and maintenance outages. Wolf Creek shut down on September 29, 2000, for a scheduled refueling and maintenance outage and began returning to service on November 7, 2000. The prior refueling and maintenance outage was during the spring of 1999. Therefore, the nine months ended September 30, 1999, included the effects of the entire 1999 outage while the same period of 2000 only includes two days of the 2000 planned outage. Wolf Creek has a scheduled refueling and maintenance outage approximately every 18 months with the next outage scheduled to occur in the spring of 2002. During an outage, Wolf Creek produces no power.

Power Delivery

     The Power Delivery segment's external sales consist of the transmission and distribution of power to our electric customers and the customer service provided to them. Internal sales consist of the intra-segment transfer price charged to Fossil Generation and Nuclear Generation for the use of the distribution lines and transformers.

     Three Months Ended September 3O, 2OOO, Compared to Three Months Ended September 3O, 1999: External sales increased $30.4 million, or 9%. We experienced a 14% increase in residential sales volumes primarily due to a 26% increase in cooling degree days which increased the demand for power on our system. EBIT increased $18.2 million also due to higher retail sales volumes.

     Nine Months Ended September 3O, 2OOO, Compared to Nine Months Ended September 3O, 1999: External sales increased $45.8 million, or 6%. We experienced a 10% increase in residential sales volumes primarily due to a 26% increase in cooling degree days which increased the demand for power on our system. EBIT increased $20.7 million also due to higher retail sales volumes.

Monitored Services

     Protection One and Protection One Europe comprise our monitored services business. The results discussed below reflect monitored services on a stand-alone basis. These results do not take into consideration Protection One's minority interest of approximately 15% at September 30, 2000, and September 30, 1999.


                                  Three Months Ended                        Nine Months Ended
                                     September 30,                            September 30,
                             -----------------------------           -----------------------------
                                2000                1999                2000                1999
                             ---------           ---------           ---------           ---------
                                                      (Dollars in Thousands)
External sales ....          $ 139,388           $ 150,873           $ 419,319           $ 447,967
EBIT ..............            (17,239)            (39,804)            (54,875)             (8,286)

     Three Months Ended September 3O, 2OOO, Compared to Three Months Ended September 3O, 1999: Sales decreased by $11.5 million primarily due to a decline in Protection One's average customer base. In North America, Protection One had a net decrease of 57,417 customers in the third quarter of 2000 as compared to a net decrease of 16,219 customers in the third quarter of 1999. The average customer base for the third quarters of 2000 and 1999 was 1,113,822 and 1,238,655, or a decrease of 124,833 customers. The decrease in customers is primarily attributable to the fact that Protection One's present customer acquisition strategies have not been able to generate accounts in a sufficient volume to replace accounts lost through attrition. Protection One does not expect its customer acquisitions to replace all accounts lost through attrition at least through the first half of 2001. Accordingly, Protection One's total customer base is likely to decline based upon historical rates of attrition which is likely to result in declining revenues. Protection One's focus remains on the completion of its current infrastructure projects, the development of cost effective marketing programs, the development of its commercial business and the generation of positive cash flow. Protection One Europe had a net increase of 10,816 customers. The increase is primarily attributable to a greater number of salesmen.

     EBIT increased $22.6 million primarily because depreciation and amortization expense decreased $37.2 million. As discussed in our 1999 Annual Report on Form 10-K, Protection One and Protection One Europe changed their customer account amortization methods from a 10-year straight line method to a 10-year declining balance method as of the third quarter in 1999. The cumulative effect of this change in accounting principle was recorded in the third quarter of 1999 and amounted to approximately $47.3 million.

     EBIT was also affected by three other factors: 1) Sales decreased $11.5 million as discussed above, 2) Other income decreased because Protection One recorded a $17.2 million gain on the sale of Mobile Services in the third quarter of 1999, and 3) Protection One and Protection One Europe had increased goodwill amortization expense of $8.6 million because they changed their estimate of the useful life of goodwill from 40 years to 20 years.

     Nine Months Ended September 3O, 2OOO, Compared to Nine Months Ended September 3O, 1999: Sales decreased $28.6 million primarily due to a decline in Protection One's customer base. In North America, Protection One had a net decrease of 119,529 customers in the first nine months of 2000 as compared to a net increase of 34,498 customers in the first nine months of 1999. The average customer base for the first nine months of 2000 declined to 1,144,878 from 1,213,296 resulting in a net decrease of 68,418 customers. This decrease in customers is primarily attributable to the factors discussed above.

     EBIT decreased $46.6 million due to lower sales, higher cost of sales, and lower other income. Cost of sales increased $11.6 million due to increased compensation costs for additional personnel hired to improve the level of customer service at Protection One's monitoring stations, an increase in the cost of parts and materials, and increased vehicle costs. Other income decreased because Protection One recorded a $17.2 million gain on the sale of the Mobile Services Group in the third quarter of 1999.

     Depreciation and amortization expense did not materially change. The cumulative effect of the change in accounting principle of approximately $47.3 million recorded in the third quarter of 1999 was offset by increased amortization expense of $25.8 million associated with the change in estimate of the useful life of goodwill from 40 years to 20 years and higher depreciation expense of $10.2 million due to accelerated depreciation of Protection One's accounting systems installed in 1999. Protection One has decided to move to another accounting system in 2000 which is better suited for its needs.

OTHER RESULTS

     We have other sources of income and expense not directly related to our operations, as outlined below.

Other Income (Expenses)

     Three Months Ended September 3O, 2OOO, Compared to Three Months Ended September 3O, 1999: Other income decreased $13.2 million primarily due to the $17.2 million gain on the sale of the Mobile Services Group that Protection One recorded in the third quarter of 1999.

     Nine Months Ended September 3O, 2OOO, Compared to Nine Months Ended September 3O, 1999: The increase in other income is primarily related to a $91.1 million gain on the sale of our remaining investment in a gas compression company and a $24.5 million gain on the sale of other marketable securities. These increases were partially offset by a decrease in other income in the third quarter primarily due to the $17.2 million gain on the sale of Protection One's Mobile Services Group recorded in the third quarter of 1999.

Interest Expense

     Three Months Ended September 3O, 2OOO, Compared to Three Months Ended September 3O, 1999: We repaid long-term debt during 1999 and during the first and second quarters of 2000 causing long-term debt interest expense to decrease by $12.2 million for the third quarter. The repayments included $125 million of Western Resources' first mortgage bonds in 1999 and $262.3 million face value of Protection One bonds in the fourth quarter of 1999 and during the nine months ended September 30, 2000. These repayments were initially made with short-term debt. On June 28, 2000, we entered into a $600 million, multi-year term loan that increased our long-term debt balance. For more information on this term loan, see the Liquidity and Capital Resources section below.

     Short-term debt interest expense was $11.2 million higher due to increased short-term borrowings under our credit facilities.

     Nine Months Ended September 3O, 2OOO, Compared to Nine Months Ended September 3O, 1999: Our long-term debt interest expense decreased by $31.1 million because of reduced long-term debt as discussed above.

     Short-term debt interest expense was $28.1 million higher due to increased short-term borrowings under our credit facilities. The majority of this short-term debt was repaid in the third quarter of 2000 with proceeds from the $600 million term note.

Income Taxes

     We have recorded income tax benefits for the interim periods using the effective tax rate method. Under this method, we compute the tax related to year-to-date income, except for significant unusual or extraordinary items, at an estimated annual effective tax rate. We individually compute and recognize, when the transaction occurs, income tax expense related to significant unusual or extraordinary items, such as the gain on marketable securities recorded in 2000. We anticipate an effective annual tax rate of approximately 32.0% based on the effective tax rate method described above. Our effective income tax rates for the three and nine months ended September 30, 2000, were 19.3% and 30.7% compared to 16.9% and 20.2% for the three and nine months ended September 30, 1999.

     The difference between our effective tax rate and the statutory rate is primarily attributable to the tax benefit of excluding from taxable income, in accordance with IRS rules, 70% of the dividends received from ONEOK, the generation and utilization of tax credits from Affordable Housing investments, the amortization of prior years' investment tax credits, the amortization of non-deductible goodwill, the tax benefits from corporate-owned life insurance and the deduction for state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

     The following discussion explains significant factors in liquidity and capital resources at September 30, 2000.

We had $6.7 million in cash and cash equivalents at September 30, 2000. We consider cash equivalents to be highly liquid debt instruments purchased with a maturity of three months or less. We also had $21.1 million of restricted cash classified as a current asset. The current asset portion of our restricted cash consists primarily of cash held in escrow as required by certain letters of credit. In addition, we had $36.3 million of restricted cash classified as a long-term asset which consists primarily of cash held in escrow required by the terms of a pre-paid capacity and transmission agreement.

     Current maturities of long-term debt were $39.4 million. Short-term debt outstanding was $57.0 million.

     On June 28, 2000, we entered into a $600 million, multi-year term loan that replaced two revolving credit facilities which matured on June 30, 2000. The proceeds of the term loan were used to retire short-term debt. The term loan is secured by first mortgage bonds of the company and KGE and has a maturity date of March 17, 2003.

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

     Interest on the term loan is payable on the expiration date of each borrowing under the facility or quarterly if the term of the borrowing is greater than three months. The weighted average interest rate, including fees, on the term loan at September 30, 2000, was 10.23%.

     The company also has an arrangement with certain banks to provide a revolving credit facility on a committed basis totaling $500 million. The facility is secured by first mortgage bonds of the company and KGE and expires on March 17, 2003. As of September 30, 2000, borrowings on this facility were $57.0 million.

     For the nine months ended September 30, 2000, Westar Industries purchased $141.9 million face value of Protection One bonds in the open market. $104.6 million of these debt securities were transferred to Protection One in exchange for cash and the settlement of certain intercompany payables and receivables. Protection One also purchased $30.5 million face value of its bonds on the open market. An extraordinary gain of $42.6 million, net of tax of $22.9 million, was recognized on these retirements.

Sale of Accounts Receivable

     On July 28, 2000, we and KGE entered into an agreement to sell, on an ongoing basis, all of our accounts receivable arising from the sale of electricity, to WR Receivables Corporation, a special purpose entity wholly owned by the company. The agreement expires on July 26, 2001, and is annually renewable upon agreement by both parties. The special purpose entity has sold and, subject to certain conditions, may from time to time sell, up to $125 million (and upon request, subject to certain conditions, up to $175 million) of an undivided fractional ownership interest in the pool of receivables to a third-party, multi-seller receivables funding entity affiliated with a lender. As of September 30, 2000, net proceeds of $125 million were received by Western Resources.

Cash Flows from Operating Activities

     Cash provided by operations decreased from $271.0 million for the nine months ended September 30, 1999, to $176.9 million for the same period of 2000. The primary reasons for this decrease are related to income taxes paid on the sale of marketable securities in 2000 and cash required to be escrowed in 2000 for certain contractual agreements as discussed in Liquidity and Capital Resources. Changes in working capital also contributed to this decrease in cash flow from operations.

Cash Flows (used in) Investing Activities

     Investing activities used net cash flow of $37.8 million in the first nine months of 2000. The proceeds on sale of marketable securities of approximately $217.1 million was offset by $231.7 million of capital additions which included costs associated with two new combustion turbine generators which were placed in service in June 2000.

     Investing activities used net cash flow of $406.9 million in the first nine months of 1999 due primarily to Protection One's use of approximately $235.1 million for customer account and security alarm business acquisitions.

Cash Flows (used in) from Financing Activities

     We had a net use of cash for financing activities totaling $144.8 million in the first nine months of 2000 due primarily to net payments on short-term and long-term debt and dividend payments. In June 2000, we received $600 million of proceeds on a multi-year term loan, which was used to replace two revolving credit facilities, which matured at the end of the second quarter. The proceeds from the sale of marketable securities and accounts receivable were also used to reduce short-term debt and to retire long-term debt.

     We had net cash provided from financing activities totaling $145.0 million in the first nine months of 1999 due primarily to proceeds of short-term and long-term debt of $349.2 million offset by payments on long-term debt totaling $125.4 million and dividend payments of $108.2 million.

Debt and Equity Repurchase Plans

     We and Protection One may, from time to time, purchase our and Protection One's debt and equity securities in the open market or through negotiated transactions. The timing and terms of purchases, and the amount of debt or equity actually purchased, will be determined by the company and Protection One based on market conditions and other factors.

Dividend Policy

     Our board of directors reviews our dividend policy from time to time. Among the factors the board of directors considers in determining our dividend policy are earnings, cash flows, capitalization ratios, competition, financial loan covenants and regulatory conditions. In March 2000, we announced a quarterly dividend of $0.30 per share, or $1.20 per share on an annual basis. On October 2, 2000, the third quarter dividend was paid at the rate of $0.30 per common share.


OTHER INFORMATION

Earnings Per Share

     The company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) in 1998. SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and requires the presentation of both basic and diluted EPS. Diluted earnings per share is calculated by adjusting outstanding shares assuming issuance of all potentially dilutive shares.

     Prior to this period, basic and diluted earnings per share have been the same. The diluted EPS amounts shown in the year-to-date Consolidated Financial Statements reflect the inclusion of employee restricted share awards and other stock compensation.

     The following represents a reconciliation from basic earnings per share to diluted earnings per share:

                                                                 Three Months Ended   Nine Months Ended
                                                                     September 30,      September 30,
                                                                   -----------------  ------------------
                                                                    2000      1999     2000       1999
                                                                   -------   -------  --------   -------
                                                               (Amounts in Thousands, Except Per Share Amounts)

BASIC EARNINGS PER SHARE:
 Earnings available for common stock
  before extraordinary gain............................            $  0.80   $  0.72  $   1.77   $  1.31
 Extraordinary gain....................................               0.09         -      0.62         -
                                                                   -------   -------  --------   -------
 Earnings available for common stock...................            $  0.89   $  0.72  $   2.39   $  1.31
                                                                   =======   =======  ========   =======

DILUTED EARNINGS PER SHARE:
 Earnings available for common stock
  before extraordinary gain............................            $  0.80   $  0.72  $   1.76   $  1.31
 Extraordinary gain....................................               0.09         -      0.62         -
                                                                   -------   -------  --------   -------
 Earnings available for common stock...................            $  0.89   $  0.72  $   2.38   $  1.31
                                                                   =======   =======  ========   =======

DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:
 Denominator for basic earnings per share
  - weighted average shares............................             69,382    67,554    68,619    66,766
 Effect of dilutive securities:
  Employee stock options...............................                  4         -         1         -
  Restricted share awards..............................                224        40       120        24
  Stock for compensation...............................                310         3       132         4
                                                                   -------   -------  --------   -------
 Denominator for diluted earnings per share
  - weighted average shares............................             69,920    67,597    68,872    66,794
                                                                   =======   =======  ========   =======

Electric Utility

     City of Wichita: In December 1999, the City Council of Wichita, Kansas, authorized the hiring of an outside consultant to determine the feasibility of creating a municipal electric utility to replace KGE as the supplier of electricity in Wichita. In 1999, KGE's rates were 5% below the national average for retail customers and the average rates charged to retail customers in territories served by our KPL division were 19% lower than KGE's rates. Customers within the Wichita metropolitan area account for approximately 25% of our total energy sales. KGE has a franchise with the City of Wichita to provide retail electric service that expires March 2002. Under Kansas law, KGE will continue to have the exclusive right to serve the customers in Wichita following the expiration of the franchise, assuming the system is not municipalized. See also "FERC Proceeding" below regarding a complaint filed with the Federal Energy Regulatory Commission (FERC) against us by the City of Wichita.

     KCC Proceedings: On March 16, 2000, the Kansas Industrial Consumers (KIC), an organization of commercial and industrial users of electricity in Kansas, filed a complaint with the Kansas Corporation Commission (KCC) requesting an investigation of Western Resources' and KGE's rates. Western Resources, KGE and the KCC staff reached an agreement on August 8, 2000, for Western Resources and KGE to file a rate case on or before November 25, 2000. On September 18, 2000, the KCC issued an order approving the agreement. Pursuant to this order, the company will file an application for a change in rates by November 27, 2000, which will include a cost allocation study and separate cost of service studies for Western Resources and KGE, as well as revenue requirements on a combined company basis by December 29, 2000.

     FERC Proceeding: In September 1999, the City of Wichita filed a complaint with the FERC against us, alleging improper affiliate transactions between KPL and KGE. The City of Wichita asked that the FERC equalize the generation costs between KPL and KGE, in addition to other matters. A hearing on the case was held at FERC on October 11 and 12, 2000. On November 13, 2000, FERC dismissed the complaint.

     Nuclear Decommissioning: On September 1, 1999, Wolf Creek submitted the 1999 Decommissioning Cost Study to the KCC for approval. The KCC approved the 1999 Decommissioning Cost Study on April 26, 2000. Based on the study, our share of Wolf Creek's decommissioning costs, under the immediate dismantlement method, is estimated to be approximately $631 million during the period 2025 through 2034, or approximately $221 million in 1999 dollars. These costs were calculated using an assumed inflation rate of 3.6% over the remaining service life from 1999 of 26 years. On May 26, 2000, we filed an application with the KCC requesting approval of the funding of our decommissioning trust on this basis. Approval was granted by the KCC on September 13, 2000.

Monitored Services Business

     Attrition: Customer attrition has a direct impact on Protection One's results of operations since it affects both its revenues and amortization expense. Any significant change in the pattern of Protection One's historical attrition experience would have a material effect on its results of operations.

     Protection One experienced high levels of attrition for North America in 1999 with successive quarterly annualized attrition of 11.2%, 15.9%, 19.1%, and 16.3%. The quarterly annualized attrition rate for North America for each of the first three successive quarters of 2000 was 11.9%, 14.2% and 18.3%.

     In the second quarter of 2000, Protection One disclosed that they had identified approximately 30,000 customer accounts which were either incorrectly entered into its system, represented duplicate existing accounts or represented accounts for which credit and collection activities had not occurred. These accounts remained in Protection One's balance of customer accounts at the end of the second quarter. During the third quarter Protection One completed its review of these accounts by performing additional analysis and collection procedures. Where necessary, Protection One discontinued its monitoring service and attrited the account.

     Our monitored services segment had a net decrease of 101,000 customers from September 30, 1999 to September 30, 2000. The decrease in customers is primarily attributable to the significant decrease in the number of accounts being purchased by Protection One from dealers which has not yet been offset by purchases from other customer acquisition strategies.

     Protection One does not expect its customer acquisitions to replace all accounts lost through attrition at least through the first half of 2001. Accordingly, Protection One's total customer base is likely to decline based upon historical rates of attrition which is likely to result in declining revenues. Protection One's current focus remains on the completion of its current infrastructure projects, the development of cost effective marketing programs, development of our commercial business and the generation of positive cash flow.

     SEC Review: As previously disclosed, Protection One has been advised by the Staff of the Division of Corporation Finance of the Securities and Exchange Commission that, in its view, there are errors in Protection One's previously filed financial statements that are material and which, in the view of the Staff, have had the effect of inflating reported earnings commencing with the year ended December 31, 1997. Protection One has had extensive discussions with the Staff and exchanged numerous letters extending over a period of more than 20 months about the purchase price allocated to intangible customer accounts in the Westinghouse Security Systems acquisition, the methodology Protection One used to amortize intangible customer accounts and other matters.

     In a letter from the SEC Staff to Protection One dated May 16, 2000, the Staff stated that "the information that [Protection One] provided strongly suggests the presence of departures from GAAP in Western Resources' accounting for the acquisition of Westinghouse Security System[s], and in the subsequent accounting for those acquired assets by Protection One." More specifically, the Staff's letter states that it is concerned that Western Resources and Protection One "improperly inflated" reported earnings following the Westinghouse Security Systems acquisition. This letter also contains comments and requests for information concerning the initial and final valuation of Westinghouse Security Systems' customer accounts, the $12.75 million write down of the value of customer accounts acquired from Westinghouse Security Systems that was recorded in the fourth quarter of 1997, shortening of the estimated life of customer accounts acquired from Westinghouse Security Systems no later than the end of 1997 and the valuation of acquired alarm monitoring software.

     Protection One responded by letter dated May 31, 2000, to each of the comments contained in the Staff's May 16th letter, indicated its strong disagreement with the views of the Staff and stated its belief that there are no issues of "inflated earnings," "departures from GAAP," or "errors" in their historic financial statements. Our and Protection One's independent public accountants, Arthur Andersen LLP, indicated they concurred with the accounting decisions of Protection One.

     After another exchange of letters in June as a result of which Protection One supplied more information to the Staff, on July 6, 2000, Protection One personnel and their advisors met with members of the Staff.

     Thereafter, in a letter to Protection One dated July 7, 2000, the Staff stated that Protection One's financial statements should be "revised to reflect corrections of accounting errors and revisions of disclosures" as more fully discussed in the July 7th letter. The Staff's letter discussed six areas which it believed required changes. Four of those areas related to the acquisition of the security business of Westinghouse. The remaining two areas related to the accounting for ordinary amortization of security accounts and the accounting for the effects of unanticipated customer attrition. Among other things, the Staff stated its view that aspects of Protection One's accounting for the acquisition of the Westinghouse security business "could" be indicative of "manipulative intent" -- a statement with which we and Protection One strongly disagree.

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

     On July 25, 2000, the Staff advised Protection One orally that this matter had been referred to the Enforcement Division of the SEC for consideration. By letter dated July 27, 2000, the Staff advised Protection One that they had reviewed Protection One's letter of July 25th and requested that Protection One amend its filings "in a manner that is fully responsive to our July 7th letter without further delay." The Staff advised that if amendments were not filed promptly, they would consider what action, if any, would be appropriate under the circumstances. In Protection One's July 25th letter, Protection One had requested the opportunity to meet again together with more senior members of the Staff to discuss these matters further. A meeting with the Staff took place on September 8, 2000.

     In October 2000, Protection One was notified by the SEC of the Staff's position on the outstanding open issues. The Staff has requested that Protection One obtain an appraisal of the Westinghouse accounts and revise the purchase price allocation for such accounts based on the fair value determined by such appraisal, implement an eight-year accelerated amortization method on the Westinghouse accounts, revalue a financing transaction secured by customer accounts consistent with the results of the appraisal and reverse the $12.75 million write down recorded by Protection One in December 1997 of the value of customer accounts acquired in the Westinghouse transaction. Upon completion of the appraisal, the Staff has requested that Protection One restate its historical financial statements to reflect such adjustments. Protection One is in the process of hiring an appraiser to independently determine the fair value of the Westinghouse accounts. Once completed, Protection One will evaluate the results, communicate with the Staff of the SEC and decide upon the necessary accounting revisions. Were we and Protection One to make revisions to our financial statements, based upon our understanding of the Staff's request, such revisions could result in a material adverse effect on Protection One's and our financial position and results of operations.

     At present, neither we nor Protection One are able to predict the outcome of these accounting matters. To date, Protection One's discussions with the Staff have occurred over 20 months and the process of resolving these matters could extend over a protracted period. Neither we nor Protection One can predict what action the Staff may take, including enforcement action, that will further impact us or our financial statements, or the effect or timing of any such action if taken.

Market Risk Disclosure

     We are exposed to market risk, including changes in commodity prices, equity instrument investment prices and interest rates. Since December 31, 1999, we have not experienced any significant changes in our exposure to market risk except for the impacts of changes in our equity security portfolio and in natural gas prices.

     Decline in Equity Price Risk: During the nine months ended September 30, 2000, our balance in marketable securities declined approximately $169.9 million from December 31, 1999, due to the sale of a significant portion of our marketable security portfolio. The value of our marketable security portfolio has declined significantly and we do not expect to be materially impacted by changes in the market prices of our remaining investments.

     Change in Commodity Price Exposure: We use a mix of various fuel types, including natural gas, to operate our system which helps lessen our risk associated with any one fuel type. Natural gas prices increased this summer throughout the nation. From September 30, 1999, to September 30, 2000, we experienced a 39% increase in our average cost per MMBtu for natural gas purchased, or $0.92 per MMBtu. The higher natural gas prices increased our total cost of gas purchased for the nine months ended September 30, 2000, by approximately $8.4 million although we decreased the quantity burned by 2.0 million MMBtu. In an effort to mitigate natural gas price risk, we enter into hedging agreements. These hedging agreements were utilized to minimize our exposure to increased natural gas prices. Our future exposure to changes in natural gas prices will be dependent upon the market prices for natural gas and the extent and effectiveness of any hedging agreements which we may enter into.

New Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 cannot be applied retroactively. We are continuing to evaluate commodity contracts, financial instruments and other contracts to determine if they will be considered derivatives under SFAS 133. Through the end of the third quarter, we have identified derivatives utilized in our energy trading and risk management activities. Our energy trading contracts are currently recorded at fair value on the balance sheet, with the changes in the fair value included in net income, in accordance with Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." We have not yet quantified all effects of adopting SFAS 133 on our financial statements; however, SFAS 133 could increase volatility in earnings and other comprehensive income. We plan to adopt SFAS 133 as of January 1, 2001, and be able to quantify its effects.

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

                            WESTERN RESOURCES, INC.
                           Part II  Other Information

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     The company, its subsidiary Westar Industries, Protection One, its subsidiary Protection One Alarm Monitoring, Inc. (Monitoring), and certain present and former officers and directors of Protection One are defendants in a purported class action litigation pending in the United States District Court for the Central District of California, "Ronald Cats, et al., v. Protection One, Inc., et. al.", No. CV 99-3755 DT (RCx). Pursuant to an Order dated August 2, 1999, four pending purported class actions were consolidated into a single action. In March 2000, plaintiffs filed a Second Consolidated Amended Class Action Complaint ("Amended Complaint"). Plaintiffs purported to bring the action on behalf of a class consisting of all purchasers of publicly traded securities of Protection One, including common stock and notes, during the period of February 10, 1998, through November 12, 1999. The Amended Complaint asserts claims under Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 against Protection One, Monitoring, and certain present and former officers and directors of Protection One based on allegations that various statements concerning Protection One's financial results and operations for 1997 and 1998 were false and misleading and not in compliance with Generally Accepted Accounting Principles (GAAP). Plaintiffs allege, among other things, that former employees of Protection One have reported that Protection One lacked adequate internal accounting controls and that certain information was unsupported or manipulated by management in order to avoid disclosure of accurate information. The Amended Complaint further asserts claims against the company and Westar Industries as controlling persons under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A claim is also asserted under Section 11 of the Securities Act of 1933 against Protection One's auditor, Arthur Andersen LLP. The Amended Complaint seeks an unspecified amount of compensatory damages and an award of fees and expenses, including attorneys' fees. On June 12, 2000, the company, Protection One and the other defendants filed motions to dismiss in part the Amended Complaint. On August 31, 2000, the plaintiff's filed their papers in opposition to our motions. These motions are currently pending. The company and Protection One believe that all the claims asserted in the Amended Complaint are without merit, however the company and Protection One cannot currently predict the impact of this litigation which could be material.

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

     None

ITEM 5.  OTHER INFORMATION
--------------------------

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a) Exhibits:

          Exhibit 12   -   Computation of Ratio of Consolidated Earnings
                           to Fixed Charges for Nine Months Ended
                           September 30, 2000 (filed electronically)

          Exhibit 27   -   Financial Data Schedule (filed electronically)

     (b) Reports on Form 8-K filed during the quarter ended September 30, 2000:

          Form 8-K filed July 28, 2000 - Press release disclosing the status of the SEC Staff review of Protection One and Western Resources accounting matters.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 Western Resources, Inc.
                                                 -----------------------



Date    November 13, 2000             By         /s/ JAMES A. MARTIN
    ---------------------------------   --------------------------------------
                                                     James A. Martin
                                                   Senior Vice President
                                                       and Treasurer



Date    November 13, 2000             By         /s/ LEROY P. WAGES
    ---------------------------------   --------------------------------------
                                               Leroy P. Wages, Controller