Form 10-K/A
period 1999-12-31
WESTERN RESOURCES INC /KS
filed 2001-02-02
CIK 54507

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                      ----------------------------------

                                 FORM 10-K/A-2
           [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               ------------------------------------------------

                  For the fiscal year ended December 31, 2000
                                            -----------------

          [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
             ----------------------------------------------------

                         Commission file number 1-3523
                                                ------

                            WESTERN RESOURCES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           KANSAS                                                48-0290150
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

   818 KANSAS AVENUE, TOPEKA, KANSAS                              66612
----------------------------------------                         -------
(Address of Principal Executive Offices)                        (Zip Code)

       Registrant's telephone number, including area code 785/575-6300

          Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $5.00 par value                   New York Stock Exchange
-----------------------------         -----------------------------------------
     (Title of each class)           (Name of each exchange on which registered)

        Securities registered pursuant to Section 12(g) of the Act:
             Preferred Stock, 4 1/2% Series, $100 par value
             ----------------------------------------------
                          (Title of Class)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x     No  _____
                                               ----

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock.

Common Stock, $5.00 par value                             68,084,715
-----------------------------                  ------------------------------
       (Class)                               (Outstanding at March 28, 2000)

                    Documents Incorporated by Reference:
    Part                              Document
    ----                              --------

    III    Items 10-13 of the Company's Definitive Proxy Statement for
          the Annual Meeting of Shareholders to be held June 15, 2000.

                                    WESTERN RESOURCES, INC.
                                      TABLE OF CONTENTS

                                                                                                                       Page
                                                                                                                       ----
PART I
      Item 1.   Business                                                                                                 4

      Item 2.   Properties                                                                                              21

      Item 3.   Legal Proceedings                                                                                       24

      Item 4.   Submission of Matters to a Vote of Security Holders                                                     24

PART II
      Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters                                    25

      Item 6.  Selected Financial Data                                                                                  26

      Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations                    27

      Item 7A. Quantitative and Qualitative Disclosures About Market Risk                                               51

      Item 8.  Financial Statements and Supplementary Data                                                              52

      Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                    100

PART III
      Item 10. Directors and Executive Officers of the Registrant                                                      100

      Item 11. Executive Compensation                                                                                  100

      Item 12. Security Ownership of Certain Beneficial Owners and Management                                          100

      Item 13. Certain Relationships and Related Transactions                                                          100

PART IV
      Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                        101

      Signatures                                                                                                       107

FORWARD-LOOKING STATEMENTS

     Certain matters discussed here and elsewhere in this Annual Report are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we "believe," "anticipate," "expect" or words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rate and other regulatory matters, possible corporate restructurings, mergers, acquisitions, dispositions, liquidity and capital resources, compliance with debt covenants, interest and dividends, the impact of Protection One's financial condition on our consolidated results, environmental matters, changing weather, nuclear operations, ability to enter new markets successfully and capitalize on growth opportunities in nonregulated businesses, events in foreign markets in which investments have been made, accounting matters, and the overall economy of our service area. What happens in each case could vary materially from what we expect because of such things as electric utility deregulation, including ongoing municipal, state and federal activities; future economic conditions; legislative and regulatory developments; our regulatory and competitive markets; and other circumstances affecting anticipated operations, sales and costs.


RESTATEMENT

     Following extensive conversations between Protection One and the Staff of the SEC, which have previously been disclosed, we have restated our Consolidated Financial Statements as of December 31, 1999, 1998 and 1997 and for the years then ended and for each of the periods ended March 31, June 30, and September 30, 2000, to reflect restatements undertaken by Protection One. This restatement primarily relates to the amortization of customer accounts acquired and amounts allocated to obligations assumed in the Westinghouse Security Systems (WSS) acquisition. A description of the principal adjustments which comprise the restatement for the three years ended December 31, 1999, 1998 and 1997 is disclosed in Note 2 of the Consolidated Financial Statements filed with this Form 10-K/A-2. A summary of the restated unaudited quarterly financial information for 1999, 1998, and 1997 is disclosed in Note 24 of the Consolidated Financial Statements.

     For the purpose of this Form 10-K/A-2, we have amended and restated in its entirety the 1999 Form 10-K filed on March 29, 2000. In order to preserve the nature and the character of the disclosures as of March 28, 2000, the date on which the original 1999 Form 10-K was signed, and as of April 3, 2000, the date on which the original Form 10-K/A for the year ended December 31, 1999, was signed, no attempt has been made in this Form 10-K/A-2 to modify or update such disclosures except as required to reflect the results of the restatement.

                                    PART I

ITEM 1.  BUSINESS
-----------------

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

SEGMENT INFORMATION

     Financial information with respect to business segments is set forth in
Note 23 of the Notes to Consolidated Financial Statements.

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

     Our electric sales volumes (excluding power marketing) for the last three years are as follows:

                                            1999        1998        1997
                                         ----------------------------------
                                                  (Thousands of MWH)
        Residential..................         5,551       5,815       5,310
        Commercial...................         6,202       6,199       5,803
        Industrial...................         5,743       5,808       5,714
        Wholesale and
         Interchange.................         5,617       4,826       5,334
        Other........................           108         108         107
                                         ----------  ----------  ----------
         Total.......................        23,221      22,756      22,268

Our electric sales for the last three years are as follows:

                                            1999        1998        1997
                                         ----------------------------------
                                                 (Dollars in Thousands)
        Residential.................     $  407,371  $  428,680  $  392,751
        Commercial..................        356,314     356,610     339,167
        Power Marketing.............        193,421     382,601      69,827
        Industrial..................        251,391     257,186     254,076
        Wholesale and
         Interchange................        174,895     145,320     142,506
        Other.......................         46,306      41,288      31,721
                                         ----------  ----------  ----------
         Total......................     $1,429,698  $1,611,685  $1,230,048

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

     Additional information with respect to Rate Matters and Regulation is set forth in Notes 1 and 15 of Notes to Consolidated Financial Statements and Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     Additional information with respect to Environmental Matters is discussed in Note 13 of the Notes to Consolidated Financial Statements.

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

     Set forth in the table below is information relating to our weighted-average cost of fuel.

           KPL Plants              1999   1998   1997
           ----------             -----  -----  -----
            Per Million Btu:
               Coal.............  $1.09  $1.15  $1.17
               Gas..............   2.66   2.29   2.88
               Oil..............   4.17   4.40   3.72
            Per KWH Generation..   1.26   1.31   1.32

           KGE Plants              1999   1998   1997
           ----------             -----  -----  -----
            Per Million Btu:
               Nuclear..........  $0.45  $0.48  $0.51
               Coal.............   0.87   0.86   0.89
               Gas..............   2.31   2.28   2.56
               Oil..............   2.11   4.05   3.32
            Per KWH Generation..   0.98   0.94   1.00
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

     Additional information with respect to insurance coverage applicable to the operations of our nuclear generating facility is set forth in Note 13 of the Notes to Financial Statements.

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

     Protection One provides its services to residential (both single family and multifamily residences), commercial and wholesale customers. At December 31, 1999, Protection One's customer base composition was as follows:

             Market Segment                      % Total
             -------------------------------------------
             Single family and commercial.....     72%
             Multifamily/Apartment ...........     18%
             Wholesale .......................     10%
                                                  ----
              Total ..........................    100%

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


GEOGRAPHIC INFORMATION

     Geographic information is set forth in Note 23 of the Notes to Consolidated Financial Statements.


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

     For additional risk factors relating to Protection One, see its December 31, 1999 Annual Report on Form 10-K/A-2.

EXECUTIVE OFFICERS OF THE COMPANY

                                                              Other Offices or Positions
Name                  Age      Present Office                 Held During Past Five Years
----                  ---      --------------                 ---------------------------
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

ITEM 2.  PROPERTIES
-------------------


ELECTRIC UTILITY OPERATIONS

                                Unit      Year      Principal   Unit Capacity
            Name                 No.    Installed     Fuel          (MW)
---------------------------     ----    ---------   ---------   -------------
Abilene Energy Center:
     Combustion Turbine           1        1973       Gas            70.0

Gordon Evans Energy Center:
     Steam Turbines               1        1961     Gas--Oil        151.0
                                  2        1967     Gas--Oil        376.0

Hutchinson Energy Center:
     Steam Turbines               1        1950       Gas            18.0
                                  2        1950       Gas            18.0
                                  3        1951       Gas            28.0
                                  4        1965       Gas           191.0
     Combustion Turbines          1        1974       Gas            53.0
                                  2        1974       Gas            52.0
                                  3        1974       Gas            55.0
                                  4        1975     Oil--Diesel      83.0
     Diesel Generator             1        1983       Diesel          3.0

Jeffrey Energy Center (84%)(a):
     Steam Turbines               1        1978       Coal          625.0
                                  2        1980       Coal          622.0
                                  3        1983       Coal          623.0
     Wind Turbines                1        1999        -              0.5
                                  2        1999        -              0.5

La Cygne Station (50%):
     Steam Turbines               1 (a)    1973       Coal          344.0
                                  2 (b)    1977       Coal          337.0

Lawrence Energy Center:
     Steam Turbines               2 (c)    1952       Gas             0.0
                                  3        1954       Coal           59.0
                                  4        1960       Coal          119.0
                                  5        1971       Coal          394.0

Murray Gill Energy Center:
     Steam Turbines               1        1952     Gas--Oil         44.0
                                  2        1954     Gas--Oil         74.0
                                  3        1956     Gas--Oil        108.0
                                  4        1959     Gas--Oil        106.0

Neosho Energy Center:
     Steam Turbines               3        1954     Gas--Oil         67.0


                                           Unit    Year     Principal  Unit Capacity
                Name                       No.   Installed    Fuel          (MW)
-----------------------------------------  ----  ---------  ---------  --------------
Tecumseh Energy Center:
 Steam Turbines                               7       1957     Coal           85.0
                                              8       1962     Coal          158.0
 Combustion Turbines                          1       1972     Gas            20.0
                                              2       1972     Gas            21.0
Wichita Plant:
 Diesel Generator                             5       1969     Diesel          3.0

Wolf Creek Generating Station (47%)(a):
 Nuclear                                      1       1985     Uranium       550.0
                                                                           -------
    Total                                                                  5,458.0
                                                                           =======

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


                                     Size
            Location               (Sq. ft.)  Lease/Own             Principal Purpose
---------------------------------  ---------  ---------  ---------------------------------------
United States:
 Addison, TX.....................    28,512   Lease      Service Center/Administrative
                                                          Headquarters
 Beaverton, OR...................    44,600   Lease      Service Center
 Chatsworth, CA..................    43,472   Lease      Marketing Call Center
 Culver City, CA.................    23,520   Lease      Former Corporate Headquarters (1)
 Culver City, CA.................     8,029   Lease      Current Corporate Headquarters
 Hagerstown, MD..................    21,370   Lease      Service Center
 Irving, TX......................    53,750   Lease      Service Center
 Irving, TX......................    54,394   Lease      Administrative Functions
 Orlando, FL.....................    11,020   Lease      Wholesale Service Center
 Topeka, KS......................     6,996   Lease      Financial/Administrative Headquarters
 Wichita, KS.....................    50,000   Own        Service Center/Administrative Functions

                                      Size
           Location                (Sq. ft.)  Lease/Own            Principal Purpose
---------------------------------  --------   ---------  ---------------------------------------
Canada:
 Ottawa, ON......................        7,937    Lease      Service Center/Administrative
                                                             Headquarters
 Vancouver, BC...................        5,177    Lease      Service Center
Europe (2):
 Basingstoke (London),
  UK.............................        3,500    Lease      Financial/Administrative
                                                              Headquarters/Service Center
 Paris, FR.......................        3,498    Lease      Financial/Administrative
                                                              Headquarters/Service Center
 Vitrolles
 (Marseilles) FR.................       13,003    Lease      Administrative/Service
                                                             Center

      (1) In March 2000, the lease for Protection One's former corporate headquarters was terminated.
      (2) On February 29, 2000, Westar Capital purchased Protection One's European operations.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

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

     Additional information on legal proceedings involving the company is set forth in Notes 14 and 15 of Notes to Consolidated Financial Statements herein. See also Item 1. Business, Environmental Matters and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matter was submitted during the fourth quarter of fiscal 1999 to a vote of the company's security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

Stock Trading

     Western Resources' common stock, which is traded under the ticker symbol WR, is listed on the New York Stock Exchange. As of March 24, 2000, there were 50,680 common shareholders of record. For information regarding quarterly common stock price ranges for 1999 and 1998, see Note 24 of Notes to Consolidated Financial Statements.

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

     Quarterly dividends on common stock normally are paid on or about the first of January, April, July, and October to shareholders of record as of or about the third day of the preceding month. The company's board of directors reviews its dividend policy on an annual basis. Among the factors typically considered in determining its dividend policy are earnings, cash flows, capitalization ratios, competition and regulatory conditions. In January 2000, the company's board of directors declared a first-quarter 2000 dividend of 53 1/2 cents per share. In March 2000, the company announced a new dividend policy. See Note 25 of Notes to Consolidated Financial Statements for further discussion.

     For information regarding quarterly dividend declarations for 1999 and 1998, see Note 24 of Notes to Consolidated Financial Statements included herein. See also Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6.  SELECTED FINANCIAL DATA-RESTATED
-----------------------------------------

Year Ended December 31,                           1999(1)       1998(2)        1997(3)         1996          1995
                                                ----------    ----------     ----------     ----------    ----------
                                                                       (Dollars in Thousands)
Income Statement Data:
Sales......................................     $2,036,158    $2,034,054     $2,151,765     $2,046,827    $1,744,274

Net income before
 extraordinary gain........................          2,554        34,058        498,652        168,950       181,676

Earnings available for common
 stock.....................................         13,167        32,058        493,733        154,111       168,257


December 31,...............................           1999(1)       1998(2)        1997(3)        1996          1995
                                                ----------    ----------     ----------     ----------    ----------
                                                                       (Dollars in Thousands)
Balance Sheet Data:
Total assets...............................     $7,989,892    $7,929,776     $6,945,350     $6,647,781    $5,490,677
Long-term debt, preference
 stock, and other mandatorily
 redeemable securities. .).................      3,103,066     3,283,064      2,391,889      1,951,583     1,641,263


Year Ended December 31,....................           1999(1)       1998(2)        1997(3)        1996          1995
                                                ----------    ----------     ----------     ----------    ----------

Common Stock Data:
Earnings per share available for
 common stock before extraordinary
 gain......................................     $     0.02    $    0.46      $    7.58      $    2.41     $    2.71
Earnings per share available for
 common stock..............................     $     0.20    $    0.48      $    7.58      $    2.41     $    2.71
Dividends per share (4)....................     $     2.14    $    2.14      $    2.10      $    2.06     $    2.02
Book value per share.......................     $    27.66    $   29.21      $   30.86      $   25.15     $   24.71
Average shares outstanding(000's)..........         67,080       65,634         65,128         63,834        62,157

(1) Information reflects the impairment of marketable securities and a change to an accelerated amortization method for Protection One customer accounts.
(2) Information reflects exit costs associated with international power development activities.
(3) Information reflects the gain on the sale of Tyco common shares, our strategic alliance with ONEOK and the acquisition of Protection One.
(4) In March 2000, the company announced a new dividend policy. See Note 25 of Notes to Consolidated Financial Statements for further discussion.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
-------------

INTRODUCTION

     In Management's Discussion and Analysis we explain the general financial condition and the operating results for Western Resources, Inc. and its subsidiaries. We explain:

    -     What factors impact our business
    -     What our earnings and costs were in 1999, 1998 and 1997
    -     Why these earnings and costs differed from year to year
    -     How our earnings and costs affect our overall financial condition
    -     What our capital expenditures were for 1999
    - What we expect our capital expenditures to be for the years 2000 through 2002
    -     How we plan to pay for these future capital expenditures
    - Any other items that particularly affect our financial condition or earnings

     As you read Management's Discussion and Analysis, please refer to our Consolidated Statements of Income on page 58. These statements show our operating results for 1999, 1998 and 1997. In Management's Discussion and Analysis, we analyze and explain the significant annual changes of specific line items in the Consolidated Statements of Income.


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

Protection One Accounting Change

     Protection One performed a review of its amortization policy relating to customer accounts and identified three distinct pools, each of which has distinct attributes that affect differing attrition characteristics. The pools correspond to its North America and Multifamily business segments and its former European business segment. For the North America and Europe pools, the analyzed data indicated that a change from a straight-line to a declining balance (accelerated) method would more closely match future amortization cost with the estimated revenue stream from these assets. Protection One had used a ten-year straight line amortization method for its North American pool except for customers acquired in the Westinghouse Security Systems (Westinghouse, WSS) acquisition where it determined an eight-year accelerated method was more appropriate. Protection One elected to change the rest of its North America and Europe customers to an accelerated method in the third quarter of 1999. No change was made in the method used for the Multifamily pool. See Note 1 and 2 of Notes to Consolidated Financial Statements for further discussion.

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

Protection One Change in Estimate of Useful Life of Goodwill

     In conjunction with the impairment test for customer accounts, Protection One also re-evaluated the original assumptions and rationale utilized in the establishment of its carrying value and estimated useful life of goodwill. Protection One concluded that due to continued losses and increased levels of attrition experienced in 1999, the estimated useful life of goodwill should be reduced from 40 years to 20 years. As of January 1, 2000, the remaining goodwill, net of accumulated amortization, will be amortized over its remaining useful life based on a 20-year life. On Protection One's existing account base, Protection One anticipates that this will result in an increase in annual goodwill amortization of approximately $32.6 million prospectively.

OPERATING RESULTS

Western Resources Consolidated

     1999 Compared to 1998: Basic earnings per share were $0.20 compared to $0.48 in 1998. The company's 1999 results of operations benefited from the strong performance of the regulated electric utility operations. However, this strong performance was not sufficient to compensate for the changes to earnings discussed above or the performance of our monitored services business. The impact of the monitored services business on basic earning per share was $(1.02), compared to $(0.23) in 1998.

     1998 Compared to 1997: Basic earnings per share were $0.48 compared to $7.58. Operating results for 1998 are difficult to compare to 1997 due primarily to 1998 charges to income and the 1997 pre-tax gain on the sale of Tyco International Ltd. (Tyco) common stock of $864.2 million.

     In addition to the gain on the sale of Tyco common stock recorded in 1997, we recorded charges which included $48 million of deferred KCPL merger costs and approximately $11.5 million to reflect the impairment of assets and the closing of business activities.

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

    -  The cost of fuel included in base rates

     The following tables reflect the changes in electric sales volumes (excluding power marketing), for the years ended December 31, 1999, 1998 and 1997:

                                1999       1998      % Change
                               ------     ------     ---------
                                     (Thousands of MWH)
   Residential...........       5,551      5,815        (4.5)%
   Commercial............       6,202      6,199         0.1 %
   Industrial............       5,743      5,808        (1.1)%
   Other.................         108        108        (0.2)%
                               ------     ------        -----
    Total retail.........      17,604     17,930        (1.8)%
   Wholesale.............       5,617      4,826        16.4 %
                               ------     ------        -----
    Total................      23,221     22,756         2.0 %
                               ======     ======        =====


                                 1998       1997     % Change
                               ------     ------     --------
                                     (Thousands of MWH)
   Residential...........       5,815      5,310         9.5 %
   Commercial............       6,199      5,803         6.8 %
   Industrial............       5,808      5,714         1.6 %
   Other.................         108        107         1.0 %
                               ------     ------        -----
    Total retail.........      17,930     16,934         5.9 %
   Wholesale.............       4,826      5,334        (9.5)%
                               ------     ------        -----
    Total................      22,756     22,268         2.2 %
                               ======     ======        =====

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

     The following discussion identifies key factors affecting our electric business segments.


                                             1999           1998       1997
                                          ---------    -----------  ----------
Fossil Generation:                              (Dollars in Thousands)
   External sales.................        $  365,311   $  525,974   $  208,836
   Internal sales.................           546,683      517,363      517,167
   Depreciation and amortization..            55,320       53,132       53,831
   EBIT...........................           219,087      144,357      149,825

 Nuclear Generation:
   Internal sales.................        $  108,445   $  117,517   $  102,330
   Depreciation and amortization..            39,629       39,583       65,902
   EBIT...........................           (25,214)     (20,920)     (60,968)

 Power Delivery:
   External sales.................        $1,064,385   $1,085,711   $1,021,212
   Internal sales.................           293,522       66,492       66,492
   Depreciation and amortization..            71,717       68,297       63,590
   EBIT...........................           145,603      196,398      173,809

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


                                          1999       1998      1997
                                        ------------------------------
                                            (Dollars in Thousands)
                                              Restated - Note 2
                                        ------------------------------

  External sales...................    $605,176   $421,095  $152,347
  Depreciation and amortization ...     235,465    125,103    53,292
  EBIT.............................     (20,675)    34,438   (37,880)


     1999 compared to 1998: Protection One had a net increase of 8,595 customers in 1999 as compared to a net increase of 445,156 customers in 1998. Accordingly, results for 1999 include a full year of operations with the customers added throughout 1998. The increase in customers is the primary reason for the $184.1 million increase in external sales.

     EBIT decreased $55.1 million due to higher cost of sales as a result of increased customers, higher depreciation and amortization expense and higher selling general and administrative expenses.

     Depreciation and amortization expense increased $110.4 million. As discussed above in SUMMARY OF SIGNIFICANT ITEMS, Protection One changed its customer amortization method from a 10-year straight line method to a 10-year declining balance method for most of the North America customers and its Europe customers which increased amortization expense by approximately $39.2 million. The balance of the increase is primarily attributed to a full year of amortization expense on customers acquired during 1998.

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

     Amortization of intangibles and depreciation expense totaled $125.1 million in 1998. During 1998, Protection One acquired monitored services companies totaling $549 million and portfolios of customer accounts and individual new customers through its dealer program totaling $278 million.

     EBIT increased $72.3 million. Included in 1998 EBIT is a non-recurring gain approximating $1.5 million on the repurchase of customer contracts covered by a financing arrangement. A charge of approximately $11.5 million adversely affected 1997 EBIT. The charge was needed to reflect the impairment of certain assets and the closing of business activities.

Western Resources Consolidated

Other Operating Expenses

     In 1999, we recorded a charge of $17.6 million for deferred KCPL merger costs related to the termination of the KCPL merger.

     In 1998, we recorded a $98.9 million charge to income associated with our decision to exit the international power project development business. Activities associated with the exit plan were substantially complete at December 31, 1999. See Note 17 of Notes to Consolidated Financial Statements for further discussion.

     In 1997, we recorded a charge totaling $48 million to write-off the original merger costs associated with the KCPL transaction. In addition, Protection One recorded a charge of $11.5 million to reflect the impairment of certain assets and the closing of business activities.

Other Income (Expense)

     Compared to 1998, other income for 1999 decreased $57.3 million primarily due to the other than temporary decline in the value of marketable securities recorded in 1999. Compared to 1997, other income for 1998 decreased $876.6 million primarily due to the gain recognized in 1997 on the sale of our Tyco common stock.

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

Income Taxes

     1999 compared to 1998: We have recorded an income tax benefit in 1999 of $32.2 million and income tax expense in 1998 of $6.8 million. This change is primarily due to lower earnings before income taxes in 1999. Earnings before income taxes decreased primarily due to operating results at Protection One, an impairment of the marketable securities discussed above and the charge related to the termination of the KCPL merger.

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

     The unsecured short-term lines of credit included three revolving credit facilities with various banks as follows:

             Amount         Facility       Termination Date
           -------------------------------------------------
            $300 million    364-day        March 15, 2000
             500 million    5-year         March 17, 2003
             250 million    6 1/2-month    June 30, 2000


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

     Our bonds may be issued, subject to the restrictions in the preceding paragraph, on the basis of property additions not subject to an unfunded prior lien and on the basis of bonds which have been retired. As of December 31, 1999, we had approximately $365 million of net bondable property additions not subject to an unfunded prior lien entitling us to issue up to $219 million principal amount of additional bonds. As of December 31, 1999, $125 million in additional first mortgage bonds could be issued on the basis of retired bonds.

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

     As of March 24, 2000, ratings with these agencies were as follows:


                  Western                  Western                   KGE's      Protection     Protection
                 Resources'    Western     Resources'    KGE's       Senior        One            One
                  Mortgage    Resources'  Short-term    Mortgage    Unsecured     Senior        Senior
                   Bond        Unsecured     Debt         Bond        Debt      Unsecured     Subordinated
Rating Agency     Rating         Debt       Rating       Rating      Rating        Debt       Unsecured Debt
-------------   ----------   ---------  ----------   ----------    ---------   ---------      --------------
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

     In response to liquidity and operational issues and our announcement that we are exploring strategic alternatives for Protection One, in November 1999, Moody's, S&P and Fitch downgraded their ratings on Protection One's credit facility and outstanding securities. On March 24, 2000, Moody's further downgraded their ratings on Protection One's outstanding securities with outlook remaining negative.

     Should our short-term debt ratings be lowered, access to the commercial paper market, when available, would be more costly and may require borrowing from our existing revolving credit facilities.

Cash Flows from Operating Activities

     Cash from operations decreased 6% in 1999 compared to 1998. This decrease was primarily due to lower net income in 1999 and higher amortization expense recorded by Protection One.

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

     In July 1999, we announced a stock repurchase program for up to $25 million of our common stock. In 1999, we purchased 900,000 shares of common stock at an average price of $17.55 per share. In January 2000, we purchased another 540,000 shares of common stock at an average price of $17.01 per share to complete our repurchase of approximately $25 million in common stock. All of these purchased shares will be held in treasury and will be available for general corporate purposes or resale at a future date. We may make additional repurchases of shares from time to time in the open market or in private transactions. We may also make additional purchases of Protection One bonds from time to time in the open market.

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


     Capital expenditures for 1999 and anticipated capital expenditures for 2000 through 2002 are as follows:

           Fossil     Nuclear     Power     Monitored
          Generation  Generation  Delivery   Services   Other     Total
          --------------------------------------------------------------
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

     These estimates are prepared for planning purposes and may be revised (See
Note 13 of Notes to Consolidated Financial Statements). Actual expenditures may differ from our estimates.

     Maturities of long-term debt through 2004 are as follows:

                                   Principal
                Year                 Amount
                -----------------------------
                  (Dollars in Thousands)

               2000................ $111,667
               2001................   32,246
               2002................  106,472
               2003................  240,568
               2004................  370,457


Capital Structure

     Our capital structures at December 31, 1999, and 1998 were as follows:

                                                    1999   1998   1997
                                                    -----  -----  -----

      Shareholders' equity (excluding preferred
        stock)....................................    38%    37%    46%
      Preferred stock.............................     1%     1%     1%
      Western Resources obligated
        mandatorily redeemable preferred
        securities of subsidiary trust holding
        solely company subordinated debentures....     4%     4%     5%
      Long-term debt..............................    57%    58%    48%
                                                    ----   ----   ----
      Total.......................................   100%   100%   100%

Dividend Policy

     Our board of directors reviews our dividend policy on an annual basis. Among the factors the board of directors considers in determining our dividend policy are earnings, cash flows, capitalization ratios, competition and regulatory conditions. In January 2000, our board of directors declared a first-quarter 2000 dividend of 53 1/2 cents per share. In March 2000, we announced a new dividend policy. See Note 25 of Notes to Consolidated Financial Statements for further discussion.


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

     Year 2000 Issue: Our electric utility operations experienced no business disruptions as a result of the transition from December 31, 1999, to January 1, 2000, or as a result of "leap day" on February 29, 2000. We estimated that total costs to update all of our electric utility operating systems for Year 2000 readiness, excluding costs associated with WCNOC, would be approximately $6.3 million. As of December 31, 1999, we expensed $6.3 million for these purposes. We expect to incur minimal cost in 2000 to complete remediation of less important systems. We expect no Year 2000 issues to arise in 2000.

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

     Customer attrition by Protection One's business segments is summarized below for the period ended December 31.


                                         Trailing Twelve Month
                                             December 31,
                                           1999        1998
                                           ----        ----

              North America...........        16.0%       11.0%
              Multifamily.............         7.6%        4.6%
              Europe (1)..............         9.6%         -
                Total Protection One..        14.0%        9.4%

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

     Year 2000 Issue: Protection One experienced no business disruptions as a result of the transition from December 31, 1999 to January 1, 2000, or as a result of "leap day" on February 29, 2000. As of December 31, 1999, Protection One expensed $4.3 million to complete remediation and testing of mission critical systems necessary to continue to provide monitored services to its customers. Protection One expects to incur minimal costs in 2000 to complete remediation of less important systems. Protection One expects no Year 2000 issues to arise in 2000.

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

     On February 29, 2000, Westar Capital purchased the continental European and United Kingdom operations of Protection One, and certain investments held by a subsidiary of Protection One for an aggregate purchase price of $244 million. Westar Capital paid approximately $183 million in cash and transferred Protection One debt securities with a market value of approximately $61 million to Protection One. Westar Capital has agreed to pay Protection One a portion of the net gain, if any, on a subsequent sale of the European businesses on a declining basis over the four years following the closing. Cash proceeds from the transaction were used to reduce the outstanding balance owed to Westar Capital on Protection One's revolving credit facility. Concurrently, Westar Capital and Protection One amended the revolving credit agreement to reduce the facility from $250 million to $115 million and to change the maturity date to January 2, 2001. For approved acquisitions, an additional $40 million could be made available under the facility. No gain or loss was recorded on this intercompany transaction and the net book value of the assets was unaffected.

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

     In response to the terminated KCP&L merger and unprofitable operations and liquidity issues at Protection One, Moody's, S&P, and Fitch are reviewing our securities ratings. Should our short-term debt ratings be lowered, access to the commercial paper market, when available, would be more costly and may require borrowing from our existing revolving credit facilities. We cannot predict the market conditions or our credit ratings at the time we may borrow from these facilities; and therefore, cannot predict how much higher our interest expense might be. Due to Protection One's liquidity and operational issues and the announcement by Western

Resources that we are exploring strategic alternatives for Protection One, in November 1999, Moody's, S&P and Fitch downgraded their ratings on Protection One's credit facility and outstanding securities. On March 24, 2000, Moody's further downgraded their ratings on our outstanding securities with outlook remaining negative.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

     Information relating to market risk disclosure is set forth in Other Information of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

TABLE OF CONTENTS                                                        PAGE
Report of Independent Public Accountants                                  53

Financial Statements:

     Consolidated Balance Sheets, December 31, 1999, 1998 and 1997        54
     Consolidated Statements of Income for the years ended
       December 31, 1999, 1998 and 1997                                   55
     Consolidated Statements of Comprehensive Income for the
       years ended December 31, 1999, 1998 and 1997                       56
     Consolidated Statements of Cash Flows for the years ended
       1999, 1998 and 1997                                                57
     Consolidated Statements of Cumulative Preferred and Preference
       Stock December 31, 1999, 1998 and 1997                             58
     Consolidated Statements of Shareholders' Equity for the
       years ended December 31, 1999, 1998 and 1997                       59
     Notes to Consolidated Financial Statements                           60

Financial Schedules:

     Schedule II - Valuation and Qualifying Accounts                     106

SCHEDULES OMITTED

         The following schedules are omitted because of the absence of the conditions under which they are required or the information is included in the financial statements and schedules presented:

         I, III, IV, and V.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Western Resources, Inc.:

     We have audited the accompanying consolidated balance sheets and statements of cumulative preferred and preference stock of Western Resources, Inc., as of December 31, 1999, 1998 and 1997, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 1999 (1999, 1998 and 1997 as restated. See Note 2 of Notes to Consolidated Financial Statements). These financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and this schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Resources, Inc., as of December 31, 1999, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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

Kansas City, Missouri,                                           ARTHUR ANDERSEN
March 16, 2000
(except with respect to the Dividend Policy and Corporate Restructuring discussed in Note 25, as to which the date is March 28, 2000, and the matter discussed in Note 2, as to which the date is February 1, 2001)

                            WESTERN RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                      December 31,
                                                         --------------------------------------
                                                            1999          1998          1997
                                                         ----------    ----------    ----------
                                                                       (Restated)
                                                         --------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents............................. $   15,827    $   16,394    $   76,608
  Accounts receivable (net).............................    229,200       218,243       325,043
  Inventories and supplies (net)........................    112,392        95,590        86,398
  Marketable securities.................................    177,128       288,077        75,258
  Prepaid expenses and other............................     68,421        57,225        25,483
                                                         ----------    ----------    ----------
    Total Current Assets................................    602,968       675,529       588,790
                                                         ----------    ----------    ----------

PROPERTY, PLANT AND EQUIPMENT (NET).....................  3,889,444     3,799,916     3,786,528
                                                         ----------    ----------    ----------

OTHER ASSETS:
  Investment in ONEOK...................................    590,109       615,094       596,206
  Customer accounts (net)...............................  1,131,932     1,005,336       540,722
  Goodwill (net)........................................  1,057,041     1,141,921       797,211
  Regulatory assets.....................................    366,004       364,213       380,421
  Other.................................................    352,394       327,767       255,472
                                                         ----------    ----------    ----------
    Total Other Assets..................................  3,497,480     3,454,331     2,570,032
                                                         ----------    ----------    ----------

TOTAL ASSETS............................................ $7,989,892    $7,929,776    $6,945,350
                                                         ==========    ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt.................. $  111,667    $  165,838    $   22,525
  Short-term debt.......................................    705,421       312,472       236,500
  Accounts payable......................................    132,834       127,834       151,166
  Accrued liabilities...................................    226,786       252,367       222,410
  Accrued income taxes..................................     40,328        32,942        27,360
  Deferred security revenues............................     61,148        57,703        33,900
  Other.................................................     73,011        85,690        47,737
                                                         ----------    ----------    ----------
    Total Current Liabilities...........................  1,351,195     1,034,846       741,598
                                                         ----------    ----------    ----------

LONG-TERM LIABILITIES:
  Long-term debt (net)..................................  2,883,066     3,063,064     2,171,889
  Western Resources obligated mandatorily redeemable
    preferred securities of subsidiary trusts holding
    solely company subordinated debentures..............    220,000       220,000       220,000
  Deferred income taxes and investment tax credits......    976,135       931,079     1,070,129
  Minority interests....................................    192,734       204,723       166,811
  Deferred gain from sale-leaseback.....................    198,123       209,951       221,779
  Other.................................................    279,451       316,245       259,521
                                                         ----------    ----------    ----------
    Total Long-Term Liabilities.........................  4,749,509     4,945,062     4,110,129
                                                         ----------    ----------    ----------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Cumulative preferred and preference stock.............     24,858        24,858        74,858
  Common stock, par value $5 per share, authorized
    150,000,000 shares, outstanding 67,401,657 and
    65,909,442 shares and 65,409,603 respectively.......    341,508       329,548       327,048
  Paid-in capital.......................................    820,945       775,337       760,553
  Retained earnings.....................................    679,880       810,617       919,045
  Accumulated other comprehensive income................     37,788         9,508        12,119
  Treasury stock, at cost, 900,000 and 0 shares,
     respectively.......................................    (15,791)         -             -
                                                         ----------    ----------    ----------
    Total Shareholders' Equity..........................  1,889,188     1,949,868     2,093,623
                                                         ----------    ----------    ----------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY................ $7,989,892    $7,929,776    $6,945,350
                                                         ==========    ==========    ==========

The Notes to Consolidated Financial Statements are an integral part of this statement.

                            WESTERN RESOURCES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)

                                                                   Year Ended December 31,
                                                            ------------------------------------
                                                               1999         1998         1997
                                                            ----------   ----------   ----------
                                                                          (Restated)
                                                            ------------------------------------
SALES:
  Energy...............................................    $ 1,430,982  $ 1,612,959  $ 1,999,418
  Security.............................................        605,176      421,095      152,347
                                                           -----------  -----------  -----------
    Total Sales........................................      2,036,158    2,034,054    2,151,765
                                                           -----------  -----------  -----------

COST OF SALES:
  Energy...............................................        478,982      691,468      928,723
  Security.............................................        184,005      131,791       38,800
                                                           -----------  -----------  -----------
    Total Cost of Sales................................        662,987      823,259      967,523
                                                           -----------  -----------  -----------

GROSS PROFIT...........................................      1,373,171    1,210,795    1,184,242
                                                           -----------  -----------  -----------

OPERATING EXPENSES:
  Operating and maintenance expense....................        337,068      337,507      384,313
  Depreciation and amortization........................        403,669      288,125      268,838
  Selling, general and administrative expense..........        342,652      263,310      316,479
  International power development costs................         (5,632)      98,916            -
  Deferred merger costs................................         17,600            -       48,008
  Monitored services special charge....................              -            -       11,542
                                                           -----------  -----------  -----------
    Total Operating Expenses...........................      1,095,357      987,858    1,029,180
                                                           -----------  -----------  -----------

INCOME FROM OPERATIONS.................................        277,814      222,937      155,062
                                                           -----------  -----------  -----------

OTHER INCOME (EXPENSE):
  Impairment of marketable securities..................        (76,166)           -            -
  Investment earnings..................................         35,979       49,797       44,978
  Gain on sale of Tyco securities......................              -            -      864,253
  Minority interests...................................         12,600        2,762        2,305
  Other................................................         14,234       (8,563)       9,071
                                                           -----------  -----------  -----------
    Total Other Income (Expense).......................        (13,353)      43,996      920,607
                                                           -----------  -----------  -----------

EARNINGS BEFORE INTEREST AND TAXES.....................        264,461      266,933    1,075,669

INTEREST EXPENSE.......................................        294,104      226,120      193,808
                                                           -----------  -----------  -----------

(LOSS) EARNINGS BEFORE INCOME TAXES....................        (29,643)      40,813      881,861

INCOME TAX (BENEFIT) EXPENSE...........................        (32,197)       6,755      383,209
                                                           -----------  -----------  -----------

NET INCOME BEFORE EXTRAORDINARY GAIN...................          2,554       34,058      498,652

EXTRAORDINARY GAIN, NET OF TAX.........................         11,742        1,591            -
                                                           -----------  -----------  -----------

NET INCOME.............................................         14,296       35,649      498,652

PREFERRED AND PREFERENCE DIVIDENDS.....................          1,129        3,591        4,919
                                                           -----------  -----------  -----------

EARNINGS AVAILABLE FOR COMMON STOCK....................    $    13,167  $    32,058  $   493,733
                                                           ===========  ===========  ===========

AVERAGE COMMON SHARES OUTSTANDING......................     67,080,281   65,633,743   65,127,803
BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING:
  Earnings available for common stock before
    extraordinary gain.................................    $      0.02  $      0.46  $      7.58
  Extraordinary gain...................................           0.18         0.02            -
                                                           -----------  -----------  -----------
EARNINGS AVAILABLE FOR COMMON STOCK....................    $      0.20  $      0.48  $      7.58
                                                           ===========  ===========  ===========

DIVIDENDS DECLARED PER COMMON SHARE....................    $      2.14  $      2.14  $      2.10

The Notes to Consolidated Financial Statements are an integral part of this statement.

                            WESTERN RESOURCES, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (Dollars in Thousands)

                                                                           Year Ended
                                                                          December 31,
                                                                --------------------------------
                                                                  1999        1998        1997
                                                                --------    --------    --------
                                                                            (Restated)
                                                                --------------------------------
NET INCOME.................................................     $ 14,296    $ 35,649    $498,652
                                                                --------    --------    --------
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
  Unrealized holding (losses) gains on marketable
    securities arising during the year.....................      (55,420)    (17,244)     25,248
  Less: Reclassification adjustment for losses
    included in net income.................................      102,417      14,029           -
                                                                --------    --------    --------
  Unrealized gain (loss) on marketable securities (net)....       46,997      (3,215)     25,248
  Unrealized loss on currency translation..................         (115)     (1,026)          -
                                                                --------    --------    --------
    Other comprehensive income (loss), before tax..........       46,882      (4,241)     25,248
                                                                --------    --------    --------

INCOME TAX (BENEFIT) EXPENSE...............................       18,602      (1,630)     13,129
                                                                --------    --------    --------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX..............       28,280      (2,611)     12,119
                                                                --------    --------    --------

COMPREHENSIVE INC0ME.......................................     $ 42,576    $ 33,038    $510,771
                                                                ========    ========    ========


The Notes to Consolidated Financial Statements are an integral part of this statement.

                            WESTERN RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                   Year ended December 31,
                                                            ------------------------------------
                                                               1999         1998         1997
                                                            ----------   ----------   ----------
                                                                         (Restated)
                                                            ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................   $   14,296   $   35,649   $  498,652
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Extraordinary gain.....................................      (11,742)      (1,591)           -
  Depreciation and amortization..........................      403,669      288,125      268,838
  Amortization of gain on sale-leaseback.................      (11,828)     (11,828)     (11,281)
  Equity in earnings from investments....................       (8,199)      (6,064)     (25,405)
  Gain on sale of Mobile Services........................      (17,249)           -            -
  Minority interests.....................................      (12,600)      (2,762)      (2,305)
  (Gain)/loss on sale of securities......................       26,251       14,029     (864,253)
  Impairment of marketable securities....................       76,166            -            -
  Accretion of debt premium..............................       (6,799)       3,034        1,026
  International development costs........................       (5,632)      98,916            -
  Net deferred taxes.....................................      (15,825)     (57,119)     (25,084)
  Deferred merger costs..................................       17,600            -       48,008
  Monitored services special charge......................            -            -       11,542
  Changes in working capital items (net of effects
     from acquisitions):
    Accounts receivable (net)............................       (3,824)     118,844       14,156
    Inventories and supplies (net).......................      (15,024)      (8,000)       3,249
    Prepaid expenses and other...........................      (17,742)     (26,988)       9,230
    Accounts payable.....................................        5,000      (33,613)     (48,298)
    Accrued liabilities..................................      (20,152)     (42,411)      68,623
    Accrued income taxes.................................        7,386        5,582        9,869
    Deferred revenue.....................................        3,479       (2,237)         670
    Other................................................       (3,518)      58,519       (9,254)
  Changes in other assets and liabilities................      (30,485)     (29,873)     (26,079)
                                                            ----------   ----------   ----------
    Net cash flows from (used in) operating activities...      373,228      400,212      (78,096)
                                                            ----------   ----------   ----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property, plant and equipment (net).......     (275,744)    (182,885)    (207,989)
  Customer account acquisitions..........................     (241,000)    (277,667)     (45,163)
  Monitored services acquisitions,
    net of cash acquired.................................      (27,409)    (549,196)    (438,717)
  Divestiture of Mobile Services.........................       19,087            -            -
  Proceeds from issuance of stock by subsidiary (net)....            -       45,565            -
  Purchases of marketable securities.....................      (12,003)    (261,036)     (10,461)
  Proceeds from sale of marketable securities............       73,456       27,895    1,533,530
  Investment in Paradigm.................................      (35,883)           -            -
  Sale of ONEOK Stock....................................       28,101            -            -
  Purchase of Protection One bonds.......................      (19,671)           -            -
  Other investments (net)................................        4,251      (91,451)     (45,318)
                                                            ----------   ----------   ----------
    Net cash flows (used in) from investing activities...     (486,815)  (1,288,775)     785,882
                                                            ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt (net)..................................      392,949       75,972     (744,240)
  Proceeds of long-term debt.............................       16,000    1,096,238      520,000
  Retirements of long-term debt..........................     (178,350)    (167,068)    (293,977)
  Issuance of common stock (net).........................       43,245       17,284       25,042
  Redemption of preference stock.........................            -      (50,000)           -
  Cash dividends paid....................................     (145,033)    (144,077)    (141,727)
  Acquisition of treasury stock..........................      (15,791)           -            -
                                                            ----------   ----------   ----------
    Net cash flows from (used in) financing activities...      113,020      828,349     (634,902)
                                                            ----------   ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....          567      (60,214)      72,884
CASH AND CASH EQUIVALENTS:
  Beginning of the period................................       16,394       76,608        3,724
                                                            ----------   ----------   ----------
  End of the period......................................   $   15,827   $   16,394   $   76,608
                                                            ==========   ==========   ==========

The Notes to Consolidated Financial Statements are an integral part of this statement.

                            WESTERN RESOURCES, INC.
     CONSOLIDATED STATEMENTS OF CUMULATIVE PREFERRED AND PREFERENCE STOCK
                            (Dollars in Thousands)

                                                                             December 31,
                                                                ------------------------------------
                                                                   1999         1998         1997
                                                                ----------   ----------   ----------
                                                                            (Restated)
                                                                ------------------------------------
CUMULATIVE PREFERRED AND PREFERENCE STOCK:
  Preferred stock not subject to mandatory redemption,
    Par value $100 per share, authorized 600,000 shares,
      Outstanding -
        4 1/2% Series, 138,576 shares........................   $   13,858   $   13,858   $   13,858
        4 1/4% Series, 60,000 shares.........................        6,000        6,000        6,000
        5% Series, 50,000 shares.............................        5,000        5,000        5,000
                                                                ----------   ----------   ----------
TOTAL CUMULATIVE PREFERRED STOCK.............................   $   24,858   $   24,858   $   24,858
                                                                ----------   ----------   ----------


  Preference stock subject to mandatory redemption,
    Without par value, $100 stated value, authorized
      4,000,000 shares, outstanding -
        7.58% Series, 500,000 shares.........................            -            -   $   50,000
                                                                ----------   ----------   ----------
TOTAL CUMULATIVE PREFERRED AND PREFERENCE STOCK..............   $   24,858   $   24,858   $   74,858
                                                                ==========   ==========   ==========



The Notes to Consolidated Financial Statements are an integral part of this statement.

                            WESTERN RESOURCES, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (Dollars in Thousands)

                                                          Year Ended December 31,
                                                   -------------------------------------
                                                       1999         1998         1997
                                                   -----------   ----------   ----------
                                                                  (Restated)
                                                   -------------------------------------
CUMULATIVE PREFERRED AND PREFERENCE STOCK:
  Beginning balance..............................  $    24,858  $    74,858  $    74,858
  Redemption of preference stock.................         -         (50,000)        -
                                                   -----------  -----------  -----------
  Ending balance.................................       24,858       24,858       74,858
                                                   -----------  -----------  -----------

COMMON STOCK:
  Beginning balance..............................      329,548      327,048      323,126
  Issuance of common stock.......................       11,960        2,500        3,922
                                                   -----------  -----------  -----------
  Ending balance.................................      341,508      329,548      327,048
                                                   -----------  -----------  -----------

PAID-IN CAPITAL:
  Beginning balance..............................      775,337      760,553      739,433
  Expenses on common stock.......................         -            -              (5)
  Issuance of common stock.......................       45,608       14,784       21,125
                                                   -----------  -----------  -----------
  Ending balance.................................      820,945      775,337      760,553
                                                   -----------  -----------  -----------

RETAINED EARNINGS:
  Beginning balance..............................      810,617      919,045      562,121
  Net income.....................................       14,296       35,649      498,652
  Dividends on preferred and preference stock....       (1,129)      (3,591)      (4,919)
  Dividends on common stock......................     (143,904)    (140,486)    (136,809)
                                                   -----------  -----------  -----------
  Ending balance.................................      679,880      810,617      919,045
                                                   -----------  -----------  -----------

ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Beginning balance..............................        9,508       12,119         -
  Unrealized (loss) gain on marketable
     securities..................................       46,997       (3,215)      25,248
  Unrealized loss on currency translation........         (115)      (1,026)        -
  Income tax benefit (expense)...................      (18,602)       1,630      (13,129)
                                                   -----------  -----------  -----------
  Ending balance.................................       37,788        9,508       12,119
                                                   -----------  -----------  -----------

TREASURY STOCK:
  Beginning balance..............................         -            -            -
  Acquisition of treasury stock..................      (15,791)        -            -
                                                   -----------  -----------  -----------
  Ending balance.................................      (15,791)        -            -
                                                   -----------  -----------  -----------

TOTAL SHAREHOLDERS' EQUITY.......................  $ 1,889,188  $ 1,949,868  $ 2,093,623
                                                   ===========  ===========  ===========

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

     Consolidated Statements of Cash Flows: For purposes of the Consolidated Statements of Cash Flows, the company considers highly liquid collateralized debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash paid for interest and income taxes for each of the years ended December 31, are as follows:


                                                   1999      1998      1997
                                                 --------  --------  --------
                                                    (Dollars in Thousands)
   Interest on financing activities
     (net of amount capitalized)...............  $298,802  $220,848  $193,468
   Income taxes................................       784    47,196   404,548

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

     The following table summarizes the company's investments in marketable securities as of December 31:

                                                                                 Gross Unrealized
                                                                     ----------------------------------------
                                                                       Cost     Gains    Losses    Fair Value
                                                                     --------  -------  ---------  ----------
1999:                                                                       (Dollars in Thousands)
  Equity securities................................................  $ 43,124  $70,407  $ (1,628)    $111,903
  Debt securities..................................................    65,225        -         -       65,225
                                                                     --------  -------  --------     --------
    Total..........................................................  $108,349  $70,407  $ (1,628)    $177,128
                                                                     ========  =======  ========     ========

1998:
  Equity securities................................................  $ 94,369  $45,685  $(10,182)    $129,872
  Debt securities..................................................   172,129        -   (13,924)     158,205
                                                                     --------  -------  --------     --------
    Total..........................................................  $266,498  $45,685  $(24,106)    $288,077
                                                                     ========  =======  ========     ========
1997:
 Equity securities.................................................  $ 50,010  $25,248  $      -     $ 75,258
 Debt securities...................................................         -        -         -            -
                                                                      -------   ------   -------      -------
   Total...........................................................  $ 50,010  $25,248  $      -     $ 75,258
                                                                     ========  =======  ========     ========

     Proceeds from the sales of equity and debt securities were $73.5 million, $27.9 million, and $1,533.5 million in 1999, 1998 and 1997, respectively. In 1997, the only available-for-sale security sold was an investment in Tyco International common stock (See Note 19 of Notes to Consolidated Financial Statements). The gross realized gains from sales of equity and debt investments were $12.6 million in 1999 and $2.0 million in 1998. The gross realized losses from sales of equity and debt investments were $38.8 million in 1999 and $16.1 million in 1998.

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

     Nuclear Fuel: The cost of nuclear fuel in process of refinement, conversion, enrichment and fabrication is recorded as an asset at original cost and is amortized to expense based upon the quantity of heat produced for the generation of electricity. The accumulated amortization of nuclear fuel in the reactor was $29.3 million at December 31, 1999, $39.5 million at December 31, 1998 and $20.9 million at December 31, 1997.

     Customer Accounts: Customer accounts are stated at cost. The cost includes amounts paid to dealers and the estimated fair value of accounts acquired in business acquisitions. Internal costs incurred in support of acquiring customer accounts are expensed as incurred.

     Protection One historically amortized the costs it allocated to its customer accounts by using the straight-line method over a ten-year life, except for accounts acquired from Westinghouse for which an eight-year 120% declining balance method has been applied. The straight-line method, indicated in Accounting Principles Board Opinion No. 17 as the appropriate method for such assets, has been the predominant method used to amortize customer accounts in the monitored services industry. Protection One's management is not aware of whether the economic life or the rate of realization for Protection One's customer accounts differ materially from other monitored services companies.

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

     Protection One conducted a comprehensive review of its amortization policy during the third quarter of 1999. This review was performed specifically to evaluate the historic amortization policy in light of the inherent declining revenue curve over the life of a pool of customer accounts and Protection One's historical attrition experience. After completing the review, Protection One identified three distinct pools, each of which has distinct attributes that affect differing attrition characteristics. The pools correspond to Protection One's North America, Multifamily and Europe business segments. For the North America and Europe pools, the analyzed data indicated that Protection One can expect attrition to be greatest in years one through five of asset life and that a change from a straight-line to a declining balance (accelerated) method would more closely match future amortization cost with the estimated revenue stream from these assets. Protection One has elected to change to that method except for accounts acquired in the Westinghouse acquisition which are utilizing an accelerated method. See Note 2 of the Notes to Consolidated Financial Statements for additional information. No change was made in the method used for the Multifamily pool.

     Protection One's amortization rates consider the average estimated remaining life and historical and projected attrition rates. The amortization method for each customer pool is as follows:

            Pool                                   Method
      ----------------------------------------------------------------
      North America
        Acquired Westinghouse
          customers                  Eight-year 120% declining balance
        Other                        Ten-year 130% declining balance
      Europe                         Ten-year 125% declining balance
      Multifamily                    Ten-year straight-line

     Adoption of the declining balance method effectively shortens the estimated expected average customer life for these two customer pools, and does so in a way that does not make it possible to distinguish the effect of a change in method (straight-line to declining balance) from the change in estimated lives. In such cases, generally accepted accounting principles require that the effect of such a change be recognized in operations in the period of the change, rather than as a cumulative effect of a change in accounting principle. Protection One changed to the declining balance method in the third quarter of 1999 for Europe customers and most of North America customers which had been amortized on a straight-line basis. Accordingly, the effect of the change in accounting principle increased Protection One's amortization expense reported in the third quarter of 1999 by $47 million. Protection One's accumulated amortization recorded on its balance sheet would have been approximately $34 million higher, through the end of the second quarter of 1999, if it had historically used the declining balance method.

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

     In conjunction with the impairment test for customer accounts, Protection One re-evaluated the original assumptions and rationale utilized in the establishment of the carrying value and estimated useful life of goodwill. Protection One concluded that due to continued losses and increased levels of attrition experienced in 1999, the estimated useful life of goodwill should be reduced from 40 years to 20 years. As of January 1, 2000, the remaining goodwill, net of accumulated amortization, will be amortized over its remaining useful life based on a 20-year life. On Protection One's existing account base, Protection One anticipates that this will result in an increase in annual goodwill amortization of approximately $32.6 million prospectively. Accumulated amortization was $59.1 million, $29.0 million and $6.0 million at December 31, 1999, 1998 and 1997.

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


December 31,                                   1999      1998      1997
-------------------------------------------------------------------------
                                             (Dollars in Thousands)
  Recoverable taxes........................  $218,239  $205,416  $212,996
  Debt issuance costs......................    68,239    73,635    75,336
  Deferred employee benefit costs..........    36,251    36,128    37,875
  Deferred plant costs.....................    30,306    30,657    30,979
  Coal contract settlement costs...........     7,957    12,259    16,032
  Other regulatory assets..................     5,012     6,118     7,203
                                             --------  --------  --------
    Total regulatory assets................  $366,004  $364,213  $380,421
                                             ========  ========  ========

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

     Sales: Energy sales are recognized as services are rendered and include estimated amounts for energy delivered but unbilled at the end of each year. Unbilled sales of $44 million at December 31, 1999,$38.8 million at December 31, 1998, and $36.7 million at December 31, 1997, are recorded as a component of accounts receivable (net) on the Consolidated Balance Sheets.

     Monitored services sales are recognized when monitoring, extended service protection, patrol, repair and other services are provided. Deferred revenues result from customers who are billed for monitoring, extended service protection and patrol and alarm response services in advance of the period in which such services are provided, on a monthly, quarterly or annual basis.

     The company's allowance for doubtful accounts receivable totaled $35.8 million at December 31, 1999, $29.5 million at December 31, 1998, and $8.4 million at December 31, 1997.

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

     Cash Surrender Value of Life Insurance: The following amounts related to corporate-owned life insurance policies (COLI) are recorded in other long-term assets on the Consolidated Balance Sheets at December 31:

                                             1999      1998      1997
                                           --------  --------  --------
                                              (Dollars in Millions)
   Cash surrender value of policies (1)..  $ 642.4   $ 587.5   $ 547.7
   Borrowings against policies...........   (608.3)   (558.5)   (524.3)
                                           -------   -------   -------
   COLI (net)............................  $  34.1   $  29.0   $  23.4
                                           =======   =======   =======

     (1) Cash surrender value of policies as presented represents the value of the policies as of the end of the respective policy years and not as of December 31, 1999, 1998 and 1997.

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


2.  RESTATEMENT OF FINANCIAL STATEMENTS

     Following extensive conversations between Protection One and the staff of the SEC, which have previously been disclosed, the company has restated its Consolidated Financial Statements as of December 31, 1999, 1998 and 1997 and for the years then ended and for each of the periods ended March 31, June 30, and September 30, 2000, to reflect restatements undertaken by Protection One. This restatement primarily relates to the amortization of customer accounts acquired and amounts allocated to obligations assumed in the Westinghouse Security Systems (WSS) acquisition. A description of the principal adjustments which comprise the restatement is as follows:

     The first adjustment reflects a change in the historical amortization expense recorded for customer accounts acquired in the WSS acquisition. The life of the acquired WSS customers was initially estimated at ten years. Straight-line amortization had originally been implemented. With the restatement, an eight-year estimated life and an accelerated amortization method will be used for customers acquired from WSS as of the acquisition date.

     The second adjustment reverses a special charge of $12.75 million for excess customer attrition that was recorded in the fourth quarter of 1997. This charge had been recorded for attrition experienced in the WSS customer account base in 1997.

     The third adjustment reduces a repurchase obligation (SAMCO contract financing) to more closely match the estimated fair value of the obligation to the estimated fair value of WSS customer accounts on a per account basis. This change in valuation has the effect of reducing the obligation and goodwill and eliminating $14.8 million of a non-recurring $16.3 million pre-tax gain that was reported in 1998 when this obligation was repaid.

     The fourth adjustment reduces goodwill as a result of a purchase price adjustment related to the WSS acquisition. Goodwill has been reduced by the amount of the claim of $33.8 million. A receivable had not originally been recorded for this claim. The change was made to establish this receivable which reduces recorded goodwill. Westar Industries, formerly Westar Capital, entered into a comprehensive settlement agreement with Westinghouse in November 2000 and received $37.5 million.

         A summary of the significant effects of the restatement is as follows:

                                                                       Restatement Adjustments
                                                      ---------------------------------------------------------
                                                          WSS                          SAMCO           WSS
                                    As Previously     Accelerated       Special      Repurchase     Goodwill
                                      Reported        Amortization      Charge       Obligation     Reduction    As Restated
                                    -------------     ------------     ---------     ----------     ---------    -----------
At December 31, 1999
--------------------

Customer accounts, net..........    $   1,138,902     $    (19,720)    $  12,750     $        -     $       -    $ 1,131,932
Goodwill, net...................        1,102,157                -             -        (13,877)      (31,239)     1,057,041
Other assets....................          318,622                -             -              -        33,772        352,394
Deferred income taxes and
 investment tax credits.........          982,548           (6,903)        4,462         (4,858)          886        976,135
Minority interests..............          193,499             (883)        1,450         (1,514)          182        192,734
Retained earnings...............          691,016          (11,931)        6,837         (7,507)        1,465        679,880

For the year-ended December 31, 1999
------------------------------------

Depreciation and
 amortization...................    $     407,007     $     (2,122)    $       -     $     (371)    $    (845)   $   403,669
Minority interests..............           12,934             (212)            -            (37)          (85)        12,600
Income tax expense (benefit)....          (33,364)             742             -            130           295        (32,197)
Net income (loss) before
 extraordinary gain.............              717            1,169             -            204           464          2,554
Earnings available for
 common stock...................           11,330            1,169             -            204           464         13,167
Earnings per average common
 share outstanding..............    $        0.17     $       0.02             -              -     $    0.01    $      0.20

                                                                       Restatement Adjustments
                                                      ---------------------------------------------------------
                                                          WSS                          SAMCO           WSS
                                    As Previously     Accelerated       Special      Repurchase     Goodwill
                                      Reported        Amortization      Charge       Obligation     Reduction    As Restated
                                    -------------     ------------     ---------     ----------     ---------    -----------
At December 31, 1998
--------------------

Customer accounts, net..........    $   1,014,428     $    (21,842)    $  12,750     $        -     $       -    $ 1,005,336
Goodwill, net...................        1,188,253                -             -        (14,248)      (32,084)     1,141,921
Other assets....................          293,995                -             -              -        33,772        327,767
Deferred income taxes and
 investment tax credits.........          938,659           (7,645)        4,462         (4,988)          591        931,079
Minority interests..............          205,822           (1,095)        1,450         (1,551)           97        204,723
Retained earnings...............          823,590          (13,099)        6,837         (7,711)        1,000        810,617


For the year-ended December 31, 1998
------------------------------------

Depreciation and
 amortization...................    $     280,673     $      8,668     $       -     $     (372)    $    (844)   $   288,125
Minority interests..............              382              915             -          1,554           (89)         2,762
Other income....................            6,274                -             -        (14,837)            -         (8,563)
Income tax expense (benefit)....           14,557           (3,033)            -         (5,064)          295          6,755
Net income (loss) before
 extraordinary gain.............           46,165           (4,718)            -         (7,849)          460         34,058
Earnings available for
 common stock...................           44,165           (4,718)            -         (7,849)          460         32,058
Earnings per average common
 share outstanding..............    $        0.67     $      (0.08)            -     $    (0.12)    $    0.01    $      0.48

                                                                 Restatement Adjustments
                                                ---------------------------------------------------------
                                                    WSS                          SAMCO           WSS
                              As Previously     Accelerated       Special      Repurchase     Goodwill
                                Reported        Amortization      Charge       Obligation     Reduction    As Restated
                              -------------     ------------     ---------     ----------     ---------    -----------


At December 31, 1997
--------------------
Customer accounts, net.......   $     541,146     $    (13,174)    $  12,750     $    -       $     -       $   540,722
Goodwill, net................         844,759             -             -          (14,620)      (32,928)       797,211
Other assets.................         221,700             -             -             -           33,772        255,472
Current maturities of
 long-term debt..............          21,217             -             -            1,308          -            22,525
Long-term debt, net..........       2,188,034             -             -          (16,145)         -         2,171,889
Deferred income taxes and
 investment tax credits......       1,069,907           (4,612)        4,462            76           296      1,070,129
Minority interests...........         165,530             (179)        1,450             2             8        166,811
Retained earnings............         919,911           (8,383)        6,837           139           541        919,045


For the year-ended December 31, 1997
------------------------------------

Depreciation and
 amortization................   $     256,725     $     13,174     $    -        $    (217)   $     (844)   $   268,838
Monitored services special
 charge......................          24,292             -          (12,750)         -             -            11,542
Minority interests...........           3,586              179        (1,450)           (2)           (8)         2,305
Income tax expense (benefit).         382,987           (4,612)        4,462            76           296        383,209
Net income (loss) before
 extraordinary gain..........         499,518           (8,383)        6,837           139           541        498,652
Earnings available for
 common stock................         494,599           (8,383)        6,837           139           541        493,733
Earnings per average common
 share outstanding...........   $        7.59   $        (0.13)   $     0.11     $    -       $     0.01    $      7.58

The net effect of adjustments made to 1999, 1998 and 1997 quarterly reported results is disclosed in Note 24.

         Prior to this restatement, during the third quarter of 1999, Protection One changed its amortization method for its customer account intangible assets from a straight-line to an accelerated method to more closely match future amortization expense with the estimated revenue stream from these assets. The effect of the change in accounting principle increased amortization expense reported in the third quarter of 1999 by $47 million. The change in the WSS customer account amortization method restates the results of 1997, 1998 and 1999 and thereby reduces the cumulative charge recorded in the third quarter of 1999.

3.  MONITORED SERVICES BUSINESS

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

     Year Ended December 31,                       1998          1997
                                                ----------    ----------
                                                       (Unaudited)

                                                 (Dollars in Thousands,
                                                 Except Per Share Data)

     Sales..................................    $2,175,089    $2,462,849
     Earnings available for common stock....        21,449       462,398
     Earnings per share.....................    $     0.33    $     7.10

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

         In December 1997, Protection One incurred a charge of $11.5 million for costs associated with the closing of business activities that were no longer of continuing value to the combined operations.

4.  MARKETABLE SECURITIES

         During the fourth quarter of 1999, the company decided to sell its remaining marketable security investments in paging industry companies. These securities have been classified as available-for-sale; therefore, changes in market value have been historically reported as a component of other comprehensive income.

         The market value for these securities declined during the last six to nine months of 1999. The company determined that the decline in value of these securities was other than temporary and a charge to earnings for the decline in value was required at December 31, 1999. Therefore, the company recorded a non-cash charge of $76.2 million in the fourth quarter of 1999. This charge to earnings has been presented separately in the accompanying Consolidated Statements of Income. See also Note 25 for subsequent events.

5.  CUSTOMER ACCOUNTS

         The following is a rollforward of the investment in customer accounts (at cost) for the following years:

                                                      December 31,
                                            1999         1998        1997
                                         ----------   ----------   --------

  Beginning customer accounts, net.....  $1,005,336   $  540,722   $265,530
  Acquisition of customer accounts.....     350,723      571,229    319,481
  Amortization of customer accounts....    (187,092)     (97,089)   (44,240)

  Non-cash charges against
    purchase holdbacks and other.......     (37,035)      (9,526)       (49)
                                         ----------   ----------   --------
  Ending customer accounts, net........  $1,131,932   $1,005,336   $540,722
                                         ==========   ==========   ========

         Accumulated amortization of the investment in customer accounts at December 31, 1999, 1998 and 1997 was $330.7 million, $139.8 million and $43.1 million, respectively.

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

         The following is a rollforward of purchase holdbacks at December 31:

                                               1999       1998       1997
                                             -------    -------    -------
      Balance, beginning of year.........    $42,303    $11,444    $   146
      Additions..........................     26,663     72,673     11,979
      Non-cash charges against
        customer accounts................    (37,035)    (9,526)      (341)
      Cash payments to sellers...........    (11,718)   (32,288)      (340)
                                             -------    -------    -------
      Balance, end of year...............    $20,213    $42,303    $11,444
                                             =======    =======    =======

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

6.  PROPERTY, PLANT AND EQUIPMENT

         The following is a summary of property, plant and equipment at December 31:

                                              1999         1998         1997
                                           ----------   ----------   ----------
                                                     (Dollars in Thousands)

   Electric plant in service............   $5,769,401   $5,646,176   $5,564,695
   Less - accumulated depreciation......    2,141,037    2,015,880    1,895,084
                                           ----------   ----------   ----------
                                            3,628,364    3,630,296    3,669,611
   Construction work in progress........      170,061       82,700       60,006
   Nuclear fuel (net)...................       28,013       39,497       40,696
                                           ----------   ----------   ----------
     Net utility plant..................    3,826,438    3,752,493    3,770,313
   Non-utility plant in service.........       92,872       62,324       20,237
   Less - accumulated depreciation......       29,866       14,901        4,022
                                           ----------   ----------   ----------
     Net property, plant and equipment..   $3,889,444   $3,799,916   $3,786,528
                                           ==========   ==========   ==========

7.   JOINT OWNERSHIP OF UTILITY PLANTS

                             Company's Ownership at December 31, 1999
                           ---------------------------------------------------
                           In-Service    Invest-    Accumulated    Net    Per-
                              Dates       ment      Depreciation   (MW)   cent
                           ----------  ----------   ------------  -----   ----
                                           (Dollars in Thousands)
  La Cygne 1        (a)     Jun  1973  $  174,450   $  113,415    344.0    50
  Jeffrey  1        (b)     Jul  1978     302,452      138,934    625.0    84
  Jeffrey  2        (b)     May  1980     294,502      128,865    622.0    84
  Jeffrey  3        (b)     May  1983     407,864      166,298    623.0    84
  Jeffrey wind 1    (b)     May  1999         855           17      0.5    84
  Jeffrey wind 2    (b)     May  1999         854           16      0.5    84
  Wolf Creek        (c)     Sep  1985   1,378,238      460,880    550.0    47

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

8.   INVESTMENTS ACCOUNTED FOR BY THE EQUITY METHOD

          The company's investments which are accounted for by the equity method are as follows:

                                                                             Equity Earnings,
                            Ownership at           Investment at               Year Ended
                            December 31,            December 31,               December 31,
                                           ----------------------------   ----------------------
                                1999         1999      1998      1997      1999    1998    1997
                            ------------   --------  --------  --------   ------  ------  ------
                                                  (Dollars in Thousands)

 ONEOK, Inc. (1)...........      45%       $590,109  $615,094  $596,206   $6,945  $6,064  $1,970
 Affordable Housing Tax
  Credit limited
  partnerships (2).........  13% to 29%      79,460    85,461    51,571        -       -       -
 Paradigm Direct...........      40%         35,385         -         -    1,254       -       -
 International companies
  and joint ventures (3)...   9% to 50%      18,724    10,500    16,299        -      -        -
 Other.....................                       -         -     3,312        -    (672)      -

  (1) The company also received approximately $41 million of preferred and common dividends in 1999.
  (2) Investment is aggregated. Individual investments are not material. Based on an order received by the KCC, equity earnings from these investments are used to offset costs associated with postretirement and postemployment benefits offered to the company's employees.
  (3) Investment is aggregated. Individual investments are not material. During 1998, the company recognized an other than temporary decline in value of its foreign equity investments as discussed in Note 17.

         The following summarized financial information for the company's investment in ONEOK is presented as of and for the periods ended December 31, 1999, and November 30, 1998, the most recent periods for which public information is available.

                                        December 31,   November 30,
                                           1999           1998
           --------------------------------------------------------
                                          (Dollars in Thousands)
           Balance Sheet:
             Current assets .........   $  593,721      $  404,358
             Non-current assets......    2,645,854       2,091,797
             Current liabilities.....      786,713         338,466
             Non-current liabilities.    1,301,338         993,668
             Equity..................    1,151,524       1,164,021


                                         December 31,  November 30,
           Twelve Months Ended              1999          1998
           --------------------------------------------------------
                                          (Dollars in Thousands)
           Income Statement:
             Revenues................   $2,070,983      $1,896,178
             Gross profit............      760,209         645,606
             Net income..............      106,873         103,525

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

         Information regarding the company's short-term borrowings, comprised of borrowings under the credit agreements, bank loans and commercial paper, is as follows:

     December 31,                             1999        1998         1997
     -----------------------------------------------------------------------
                                                 (Dollars in Thousands)
     Borrowings outstanding at year end:
       Credit agreement.................  $   50,000    $   -       $   -

       Bank loans.......................     120,000     164,700     161,000
       Commercial paper notes...........     535,421     147,772      75,500
                                          ----------    --------    --------
         Total..........................  $  705,421    $312,472     236,500
                                          ==========    ========    ========

     Weighted average interest rate on
       debt outstanding at year end
       (including fees).................        6.96%       5.94%       6.28%

     Weighted average short-term debt
       outstanding during the year......  $  455,184    $529,255    $787,507

     Weighted daily average interest
       rates during the year
       (including fees).................        5.76%       5.93%       5.93%

     Unused lines of credit supporting
       commercial paper notes...........  $1,021,000    $820,900    $772,850

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

         The unsecured short-term lines of credit included three revolving credit facilities with various banks as follows:

                Amount          Facility        Termination Date
             ---------------------------------------------------
             $300 million        364-day          March 15, 2000
              500 million        5-year           March 17, 2003
              250 million        6 1/2-month      June 30, 2000

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

10.  LONG-TERM DEBT

         Long-term debt outstanding is as follows at December 31:

                                          1999          1998          1997
                                       ----------    ----------    ----------
                                               (Dollars in Thousands)
                                                 (Restated - Note 2)
                                       --------------------------------------

 Western Resources
 First mortgage bond series:
   7 1/4% due 1999 ................... $     -       $  125,000    $  125,000
   8 7/8% due 2000 ...................     75,000        75,000        75,000
   7 1/4% due 2002 ...................    100,000       100,000       100,000
   8 1/2% due 2022 ...................    125,000       125,000       125,000
   7.65% due 2023. ...................    100,000       100,000       100,000
                                       ----------    ----------    ----------
                                          400,000       525,000       525,000
                                       ----------    ----------    ----------

 Pollution control bond series:
   Variable due 2032, 4.80% at
     December 31, 1999 ...............     45,000        45,000        45,000
   Variable due 2032, 4.54% at
     December 31, 1999 ...............     30,500        30,500        30,500
   6% due 2033 .......................     58,420        58,420        58,420
                                       ----------    ----------    ----------
                                          133,920       133,920       133,920
                                       ----------    ----------    ----------



 KGE
 First mortgage bond series:
   7.60% due 2003. ...................    135,000       135,000       135,000
   6 1/2% due 2005 ...................     65,000        65,000        65,000
   6.20% due 2006. ...................    100,000       100,000       100,000
                                       ----------    ----------    ----------
                                          300,000       300,000       300,000
                                       ----------    ----------    ----------
 Pollution control bond series:
   5.10% due 2023. ...................     13,653        13,673        13,757
   Variable due 2027, 4.25% at
     December 31, 1999 ...............     21,940        21,940        21,940
   7.0% due 2031 .....................    327,500       327,500       327,500
   Variable due 2032, 4.199% at
     December 31, 1999 ...............     14,500        14,500        14,500
   Variable due 2032, 4.30% at
     December 31, 1999 ...............     10,000        10,000        10,000
                                       ----------    ----------    ----------
                                          387,593       387,613       387,697
                                       ----------    ----------    ----------
 Western Resources
   6 7/8% unsecured senior notes
     due 2004. .......................    370,000       370,000       370,000
   7 1/8% unsecured senior notes
     due 2009. .......................    150,000       150,000       150,000
   6.80% unsecured senior notes
     due 2018. . .....................     29,783        29,985          -

   6.25% unsecured senior notes due
     2018, putable/callable 2003......    400,000       400,000          -
                                       ----------    ----------    ----------
                                          949,783       949,985       520,000
                                       ----------    ----------    ----------
 Protection One
   Senior credit facility due 2001,
     6.8% at December 31, 1998 .......       -           42,417          -
   Convertible senior subordinated
     notes due 2003, fixed rate 6.75%.     53,950        53,950       102,500
   Senior subordinated discount notes
     due 2005, effective rate of 6.4%.     87,038       125,590       171,926
   Senior unsecured notes due 2005,
     fixed rate 7.375% ...............    250,000       250,000          -
   Senior subordinated notes due 2009,
     fixed rate 8.125% ...............    341,415       350,000          -
   CET recourse financing agreements,
     average effective rate 18% and
       15%, respectively .............     60,838        93,541          -
   Other .............................      2,033         2,574          -
   Customer repurchase agreement,
     due 1998. .......................       -             -           54,292
                                       ----------    ----------    ----------
                                          795,274       918,072       328,718
                                       ----------    ----------    ----------

 Other long-term agreements...........     21,895         8,325         4,798
 Unamortized debt premium.............     13,726        13,918          -
 Less:
 Unamortized debt discount............     (7,458)       (7,931)       (5,719)
 Long-term debt due within one year...   (111,667)     (165,838)      (22,525)
                                       ----------    ----------    ----------
 Long-term debt (net)................. $2,883,066    $3,063,064    $2,171,889
                                       ==========    ==========    ==========

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

         Maturities of long-term debt through 2004 are as follows:

                                       Principal
                   Year                  Amount
                   -----------------------------
                      (Dollars in Thousands)
                   2000 ............... $111,667
                   2001 ...............   32,246
                   2002 ...............  106,472
                   2003 ...............  240,568
                   2004 ...............  370,457

         The company's interest expense on long-term debt was $236.4 million in 1999, $170.9 million in 1998 and $120 million in 1997.

11.  EMPLOYEE BENEFIT PLANS

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

         The following tables summarize the status of the company's pension and other postretirement benefit plans:

                                                 Pension Benefits                Postretirement Benefits
                                           --------------------------        ------------------------------
  December 31,                               1999       1998       1997        1999       1998       1997
  ---------------------------------------------------------------------------------------------------------
                                                            (Dollars in Thousands)
  Change in Benefit Obligation:
   Benefit obligation, beginning of year.  $392,057   $462,964   $483,862    $ 87,519   $ 83,673   $122,993
   Service cost .........................     8,949      7,952     11,337       1,609      1,405      2,102
   Interest cost.........................    26,487     31,278     35,836       5,854      5,763      9,098
   Plan participants' contributions......         -          -          -         784        858      1,122
   Benefits paid.........................   (21,961)   (24,682)   (27,764)     (6,990)    (5,630)   (10,167)
   Assumption changes....................   (49,499)    36,268    (19,184)     (9,458)     6,801          -
   Actuarial losses (gains)..............    (4,608)    10,095     (1,532)        (31)    (5,351)     4,421
   Acquisitions..........................      (676)         -          -           -          -          -
   Plan amendments.......................         -          -      6,866           -          -          -
   Curtailments, settlements and special
    term benefits (1)....................         -   (131,818)   (26,457)          -          -    (45,896)
                                           --------   --------   --------    --------   --------   --------
   Benefit obligation, end of year.......  $350,749   $392,057   $462,964    $ 79,287   $ 87,519   $ 83,673
                                           ========   ========   ========    ========   ========   ========

  Change in Plan Assets:
   Fair value of plan assets,
    beginning of year....................  $441,531   $584,792   $496,206    $    173   $    118   $     78
   Actual return on plan assets..........    85,079     66,106    113,235          10          6          3
   Acquisitions..........................         -          -          -           -          -          -

   Employer contribution.................     2,882      2,197      2,220       6,284      5,679     10,204
   Plan participants' contributions......         -          -          -         784          -          -
   Benefits paid.........................   (22,497)   (23,910)   (26,869)     (6,990)    (5,630)   (10,167)
   Settlements (1).......................         -   (187,654)         -           -          -          -
                                           --------   --------   --------    --------   --------   --------
   Fair value of plan assets,
    end of year..........................  $506,995   $441,531   $584,792    $    261   $    173   $    118
                                           ========   ========   ========    ========   ========   ========

   Funded status.........................  $156,246   $ 49,474   $121,828    $(79,026)  $(87,346)  $(83,555)
   Unrecognized net (gain)/loss..........  (205,338)  (104,023)  (193,313)     (7,733)     1,814       (828)
   Unrecognized transition
     obligation, net.....................       209        244       (369)     52,171     56,159     60,146
   Unrecognized prior service cost.......    32,854     36,309     39,763      (3,730)    (4,131)    (4,592)
                                           --------   --------   --------    --------   --------   --------
   Accrued postretirement benefit costs..  $(16,029)  $(17,996)  $(32,091)   $(38,318)  $(33,504)  $(28,829)
                                           ========   ========   ========    ========   ========   ========

  Actuarial Assumptions:
   Discount rate.........................      7.75%      6.75%       7.5%       7.75%      6.75%       7.5%
   Expected rate of return...............       9.0%       9.0%       9.0%        9.0%       9.0%       9.0%
   Compensation increase rate............       4.5%      4.75%      4.75%        4.5%      4.75%      4.75%


  Components of net periodic benefit cost:
   Service cost..........................  $  8,949   $  7,952   $ 11,337    $  1,610   $  1,405   $  2,102
   Interest cost.........................    26,487     31,278     35,836       5,854      5,763      9,098
   Expected return on plan assets........   (34,393)   (39,069)   (39,556)        (16)       (11)        (4)
   Amortization of unrecognized

    transition obligation, net...........        34        (32)       (79)      3,987      3,988      6,202
   Amortization of unrecognized prior
    service costs........................     3,455      3,455      4,918        (466)      (461)      (720)
   Amortization of (gain)/loss, net......    (3,477)    (5,885)    (3,755)        129       (396)      (107)
   Other.................................         -          -        519           -          -          -
                                           --------   --------   --------    --------   --------   --------
   Net periodic benefit cost.............  $  1,055   $ (2,301)  $  9,220    $ 11,098   $ 10,288   $ 16,571
                                           ========   ========   ========    ========   ========   ========

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

         Protection One also maintains a savings plan. Contributions, made at Protection One's election, are allocated among participants based upon the respective contributions made by the participants through salary reductions during the year. Protection One's matching contributions may be made in Protection One common stock, in cash or in a combination of both stock and cash. Protection One's matching contribution to the plan was $802,251 for 1999, $992,000 for 1998, and $34,000 for 1997.

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

         Stock options and restricted shares under the LTISA plan are as follows:

December 31,                           1999                   1998                 1997
-------------------------------------------------------------------------------------------------
                                           Weighted-              Weighted-            Weighted-
                                            Average                Average              Average
                                           Exercise               Exercise             Exercise
                                  Shares     Price       Shares     Price      Shares    Price
                                ---------  ---------   ---------  ---------   -------  ----------
Outstanding, beginning of year..  1,590,700    $36.106     665,400   $30.282    205,700   $29.250
Granted.........................    981,625     30.613     925,300    40.293    459,700    30.750
Exercised.......................       -          -           -         -          -         -
Forfeited.......................   (153,690)    31.985        -         -          -         -
                                  ---------              ---------              -------
Outstanding, end of year........  2,418,635    $34.139   1,590,700   $36.106    665,400   $30.282
                                  =========              =========              =======
Weighted-average fair value
  of options granted during
  the year......................               $  8.22               $  9.12              $  3.00

         Stock options and restricted shares issued and outstanding at December 31, 1999, are as follows:

                                                      Number        Weighted-      Weighted-
                                     Range of         Issued         Average        Average
                                     Exercise           and        Contractual     Exercise
                                      Price         Outstanding   Life in Years      Price
                                  --------------    -----------   -------------    ---------
      Options:
        1999....................  $27.813-32.125       800,995        10.0          $30.815
        1998....................   38.625-43.125       763,000         9.0           40.538
        1997....................       30.750          414,520         8.0           30.750
        1996....................       29.250          138,620         6.7           29.250
                                                     ---------
                                                     2,117,135
                                                     =========
      Restricted shares:
        1999....................   27.813-32.125       165,000         9.0           29.616
        1998....................       38.625          136,500         8.0           38.625
                                                     ---------
          Total issued..........                       301,500
                                                     =========

         An equal amount of dividend equivalents is issued to recipients of stock options. The weighted-average grant-date fair value of the dividend equivalent was $3.28 in 1999, $6.88 in 1998 and $6.21 in 1997. The value of each dividend equivalent is calculated by accumulating dividends that would have been paid or payable on a share of company common stock. The dividend equivalents expire after nine years from date of grant.

         The fair value of stock options and dividend equivalents were estimated on the date of grant using the Black-Scholes option-pricing model. The model assumed the following at December 31:

                                              1999        1998        1997
                                             -------     -------     -------
         Dividend yield....................    6.25%       6.32%       6.58%
         Expected stock price volatility...   16.56%      15.95%      13.56%
         Risk-free interest rate...........    6.05%       5.67%       6.72%

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

         A summary of options issued under the Plan by fiscal year is as follows:

                                Shares Granted    Total Shares
                                 to Officers        Granted
                                --------------    ------------
                  1997......          -                 -
                  1998......       690,000         1,246,500
                  1999......       399,700         1,092,908

         Each option has a term of 10 years and vests ratably over three years. The purchase price of the shares issuable pursuant to the options is equal to (or greater than) the fair market value of the common stock at the date of the option grant.

         A summary of warrant and option activity for Protection One from November 1997 through December 31, 1999, is as follows:

December 31,                           1999                   1998                   1997
--------------------------------------------------------------------------------------------------
                                           Weighted-              Weighted-              Weighted-
                                            Average                Average                Average
                                           Exercise               Exercise               Exercise
                                  Shares     Price       Shares     Price       Shares     Price
                                ---------  ---------   ---------  ---------   ---------  ---------
Outstanding, beginning
  of year(1)..................  3,422,739    $ 7.494   2,366,435   $ 5.805    2,366,741    $5.805
Granted.......................  1,092,908      7.905   1,246,500    11.033         -         -
Exercised.....................       -          -       (109,595)    5.564         (306)    0.050
Forfeited.....................   (956,511)    10.124    (117,438)   10.770         -         -
Adjustment to May 1995
  warrants....................       -          -         36,837      -            -         -
                                ---------              ---------              ---------
Outstanding, end of year......  3,559,136    $12.252   3,422,739   $ 7.494    2,366,435    $5.805
                                =========              =========              =========

(1) There was no outstanding stock or options prior to November 24, 1997.

Stock options and warrants issued and outstanding at December 31, 1999, are as follows:

                                        Number         Weighted-      Weighted-
                      Range of          Issued          Average       Average
                      Exercise            and         Contractual     Exercise
                       Price          Outstanding    Life in Years     Price
                   ---------------    -----------    -------------    --------
Exercisable:
Fiscal 1995        $ 6.375-$ 9.125       64,800           5.0          $ 6.491
Fiscal 1996          8.000- 10.313      178,400           6.0            8.031
Fiscal 1996         13.750- 15.500       69,000           6.0           14.924
Fiscal 1997              9.500          136,000           7.0            9.500
Fiscal 1997             15.000           25,000           7.0           15.000
Fiscal 1997             14.268           50,000           2.0           14.268
Fiscal 1998             11.000          367,499           8.0           11.000
Fiscal 1998              8.563           16,331           8.0            8.563
Fiscal 1999              8.928           87,600           9.0            8.928
KOP Warrants             3.633          103,697           1.0            3.633
1993 Warrants            0.167          428,400           4.0            0.167
1995 Note Warrants       3.890          786,277           5.0            3.890
Other                    0.050              305           7.0            0.050
                                      ---------
                                      2,313,309
                                      ---------

Not Exercisable:
1998 options       $    11.000          333,001           8.0          $11.000
1998 options             8.563           32,660           8.0            8.563
1999 options             8.928          686,500           9.0            8.928
1999 options          3.875- 6.125      193,666           9.0            5.855
                                      ---------
                                      1,245,827
                                      ---------
                 Total outstanding    3,559,136
                                      =========

         The weighted average fair value of options granted during 1999 and 1998 and estimated on the date of grant were $6.87 and $5.41. The fair value was calculated using the following assumptions:

                                                  Year Ended December 31,
                                                     1999        1998
                                                     ----        ----
             Dividend yield...................       0.00%       0.00%
             Expected stock price volatility..      64.06%      61.72%
             Risk free interest rate..........       6.76%       5.50%
             Expected option life.............     6 years     6 years

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

      Year Ended December 31,                1999       1998       1997
      -------------------------------------------------------------------
               (Dollars in Thousands, Except Per Share Amounts)
                              (Restated - Note 2)

     Earnings available for common stock:
      As reported...................................  $13,167  $32,058  $493,733
      Pro forma.....................................   10,041   30,533   493,570

     Earnings per common share
      (basic and diluted):
       As reported................................... $  0.20  $  0.48  $   7.58
       Pro forma.....................................    0.15     0.46      7.58

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

12. COMMON STOCK, PREFERRED STOCK, PREFERENCE STOCK, AND OTHER MANDATORILY REDEEMABLE SECURITIES

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

13.  COMMITMENTS AND CONTINGENCIES

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

     The company's investment in the decommissioning fund, including reinvested earnings approximated $58.3 million at December 31, 1999, $52.1 million at December 31, 1998, and $43.5 million at December 31, 1997. Trust fund earnings accumulate in the fund balance and increase the recorded decommissioning liability.

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

14.  LEGAL PROCEEDINGS

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

     The company and its subsidiaries are involved in various other legal, environmental and regulatory proceedings. Management believes that adequate provision has been made and accordingly believes that the ultimate disposition of such matters will not have a material adverse effect upon the company's overall financial position or results of operations. See also Note 15 for discussion of the FERC proceeding regarding the City of Wichita complaint.

15.  RATE MATTERS AND REGULATION

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

16.  LEASES

     At December 31, 1999, the company had leases covering various property and equipment. The company currently has no significant capital leases.

     Rental payments for operating leases and estimated rental commitments are as follows:


                                                    Operating
          Year Ended December 31,                    Leases
          ------------------------------------------------------
                                           (Dollars in Thousands)
          Rental payments:
           1997................................    $ 71,126
           1998................................      70,796
           1999................................      71,771

          Future commitments:
           2000................................      68,431
           2001................................      64,100
           2002................................      59,090
           2003................................      59,655
           2004................................      52,899
           Thereafter..........................     610,925
                                                   --------
              Total future commitments.........    $915,100
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

17.  INTERNATIONAL POWER DEVELOPMENT COSTS

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

     The detailed components of the 1999 activity to exit this business are as follows:
                                                          (Dollars in Thousands)
    Accrued exit fees, shut-down and severance
      costs, balance at December 31, 1998...............          $22,900
    Actual costs incurred...............................          (16,888)
    Change in estimate..................................           (5,632)
                                                                  -------
    Accrued exit fees, change in estimate, shut-down and
      severance costs, balance at December 31, 1999.....          $   380
                                                                  =======

18.  MERGER AGREEMENT WITH KANSAS CITY POWER & LIGHT COMPANY

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

19.  GAIN ON SALE OF EQUITY SECURITIES

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

2O.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The fair value estimates presented herein are based on information available at December 31, 1999, 1998 and 1997. These fair value estimates have not been comprehensively revalued for the purpose of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein. Because a substantial portion of the company's operations are regulated, the company believes that any gains or losses related to the retirement of debt would not have a material effect on the company's financial position or results of operations.

         The carrying values and estimated fair values of the company's financial instruments are as follows:

                                      Carrying Value                        Fair Value
                            ----------------------------------  ----------------------------------
December 31,                   1999        1998        1997        1999        1998        1997
--------------------------------------------------------------  ----------------------------------
                                                    (Dollars in Thousands)
Decommissioning trust....  $   58,286  $   52,093  $   43,514  $   58,286  $   52,093  $   43,514
Fixed-rate debt, net of
  current maturities.....   2,742,307   2,956,692   2,019,103   2,350,130   3,076,709   2,101,167
Redeemable preference
  stock..................           -           -      50,000           -           -      51,750
Other mandatorily
  redeemable securities..     220,000     220,000     220,000     187,950     226,800     226,800

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

         The company uses derivatives for non-trading purposes primarily to reduce exposure relative to the volatility of cash market prices.

         The notional volumes and estimated fair values of the company's trading forward contracts and options are as follows at December 31:


                                 1999                      1998                     1997
                         ---------------------------------------------------------------------
                         Notional                  Notional                 Notional
                         Volumes   Estimated       Volumes   Estimated      Volumes   Estimated
                         (MWH's)   Fair Value      (MWH's)   Fair Value     (MWH's)   Fair Value
                         --------  ----------      --------  ----------     --------  ----------
                                                   (Dollars in Thousands)
 Forward contracts:
   Purchased..........    496,800     $14,800      1,535,600    $46,361      359,200      $8,604
   Sold...............    478,400      14,404      1,535,600     46,141      359,200       8,806

 Options:
   Purchased..........    659,200     $ 5,079        148,800    $   361      803,200      $1,607
   Sold...............    336,480       6,013         64,000        195      120,800         512


         Forward contracts and options had a net unrealized loss of $73,000 at December 31, 1999, a net unrealized gain of $40,000 at December 31, 1998, and a net unrealized loss of $127,000 at December 31, 1997.

         The notional volumes and estimated fair values of the company's non-trading forward contract and options for electric positions are as follows at December 31:


                                   1999                     1998                     1997
                          ----------------------------------------------------------------------
                          Notional                 Notional                 Notional
                          Volumes   Estimated      Volumes   Estimated      Volumes   Estimated
                           (MWH's)  Fair Value     (MWH's)   Fair Value     (MWH's)   Fair Value
                          --------  ----------     --------  ----------     --------  ----------
                                       (Dollars in Thousands)
   Forward contracts:
     Purchased.........     640,800     $18,221           -          -          -           -
     Sold..............     610,400      17,991           -          -          -           -

   Options:
     Purchased.........     285,600     $   445           -          -          -           -
     Sold..............     417,720       2,445           -          -          -           -


         Non-trading forward contracts and options for electric positions had a net unrealized loss of $127,950 at December 31, 1999. No non-trading forward contracts and options for electric positions were held at December 31, 1998 and December 31, 1997.

         The notional volumes and estimated fair values of the company's non-trading forward contract and options for gas positions are as follows at December 31:


                                1999                       1998                     1997
                       -------------------------------------------------------------------------
                        Notional                  Notional                 Notional
                        Volumes    Estimated      Volumes    Estimated     Volumes    Estimated
                        (MMBtu's)  Fair Value     (MMBtu's)  Fair Value    (MMBtu's)  Fair Value
                       ----------  ----------     ---------  ----------    ---------  ----------
                                        (Dollars in Thousands)
 Forward contracts:
   Purchased.........  13,010,000    $31,002           -          -             -           -
   Sold..............     500,000      1,108           -          -             -           -

 Options:
   Purchased.........   6,000,000    $   971           -          -             -           -
   Sold..............   4,000,000        615           -          -             -           -


         Non-trading forward contracts and options for gas positions had a net unrealized loss of $1,147,134 at December 31, 1999. No non-trading forward contracts and options for gas positions were held at December 31, 1998 and December 31, 1997.

21.  INCOME TAXES

         Income tax expense is composed of the following components at December 31:

                                            1999        1998        1997
                                          --------    --------    --------
                                               (Dollars in Thousands)
                                                 (Restated - Note 2)
      Currently payable:
        Federal......................     $ 13,907    $52,993     $336,150
        State........................        9,622     10,881       72,143
      Deferred:
        Federal......................      (43,090)   (46,869)     (15,723)
        State........................       (6,582)    (4,185)      (2,696)
      Amortization of investment

       tax credits...................       (6,054)    (6,065)      (6,665)
                                          --------    -------     --------
      Total income tax expense
       (benefit).....................     $(32,197)    $6,755     $383,209
                                          ========     ======     ========

         Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", temporary differences gave rise to deferred tax assets and deferred tax liabilities as follows at December 31:

                                                           1999         1998         1997
                                                        ----------   ----------   ----------
                                                               (Dollars in Thousands)
                                                                 (Restated - Note 2)
      Deferred tax assets:
        Deferred gain on sale-leaseback.............    $   87,220   $   92,427   $   97,634
        Monitored services deferred tax assets......        59,171       93,571       98,712
        Other.......................................       131,976      146,086       93,786
                                                        ----------   ----------   ----------
          Total deferred tax assets.................    $  278,367   $  332,084   $  290,132
                                                        ==========   ==========   ==========

      Deferred tax liabilities:
        Accelerated depreciation and other..........    $  614,309   $  613,730   $  625,176
        Acquisition premium.........................       283,157      291,156      299,162
        Deferred future income taxes................       218,937      206,114      213,658
        Other.......................................        40,508       48,518      112,555
                                                        ----------   ----------   ----------
          Total deferred tax liabilities............    $1,156,911   $1,159,518   $1,250,551
                                                        ==========   ==========   ==========

      Investment tax credits........................    $   97,591   $  103,645   $  109,710
                                                        ==========   ==========   ==========

      Accumulated deferred income taxes, net........    $  976,135   $  931,079   $1,070,129
                                                        ==========   ==========   ==========

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

       The effective income tax rates set forth below are computed by dividing total federal and state income taxes by the sum of such taxes and net income. The difference between the effective tax rates and the federal statutory income tax rates are as follows:

Year Ended December 31,                            1999    1998      1997
---------------------------------------------------------------------------
                                                   (Restated - Note 2)

   Effective income tax rate. . . . . . . . .   (108.6%)    16.6%     43.5%
   Effect of:
    State income taxes. . . . . . . . . . . .     (7.1)     (7.3)     (5.2)
    Amortization of investment tax credits. .     20.4      14.9       0.8
    Corporate-owned life insurance policies .     28.0      22.4       0.9
    Affordable housing tax credits. . . . . .     31.3       3.1        -
    Accelerated depreciation flow through
      and amortization, net . . . . . . . . .    (12.2)     (4.4)     (0.4)
    Adjustment to tax provision . . . . . . .      4.3     (16.9)     (3.6)
    Dividends received deduction. . . . . . .     34.3      23.9        -
    Amortization of goodwill. . . . . . . . .    (19.3)    (17.0)       -
    Other . . . . . . . . . . . . . . . . . .     (6.1)     (0.3)     (1.0)

   Statutory federal income tax rate. . . . .    (35.0%)    35.0%     35.0%


22.  RELATED PARTY

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

23.  SEGMENTS OF BUSINESS

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

Year Ended December 31, 1999:
                                                                           Eliminating/
                      Fossil     Nuclear     Power    Monitored            Reconciling
                    Generation Generation  Delivery   Services   (1)Other   (2)Items     Total
                    ---------- ---------- ---------  ---------- ---------- ----------- ----------
                                              (Dollars in Thousands)
                                                      Restated   Restated              Restated
                                                       Note 2     Note 2                Note 2
External sales..... $  365,311 $     -    $1,064,385 $  605,176 $    1,284 $       2  $2,036,158
Internal sales.....    546,683    108,445    293,522       -          -     (948,650)       -
Depreciation and
 amortization......     55,320     39,629     71,717    235,465      1,448        90     403,669
Earnings before
 interest and taxes    219,087    (25,214)   145,603    (20,675)   (28,088)  (26,252)    264,461
Interest expense...                                                                      294,104
Earnings/(loss)before
 income taxes......                                                                      (29,643)
Identifiable assets  1,476,716  1,083,344  1,783,937  2,539,921  1,165,145   (59,171)  7,989,892




Year Ended December 31, 1998:
                                                                           Eliminating/
                      Fossil     Nuclear     Power    Monitored            Reconciling
                    Generation Generation  Delivery   Services   (3)Other   (2)Items     Total
                    ---------- ---------- ---------  ---------- ---------- ----------- ----------
                                              (Dollars in Thousands)
                                                      Restated   Restated               Restated
                                                       Note 2     Note 2                 Note 2
External sales....  $  525,974 $     -    $1,085,711 $ 421,095  $    1,342  $     (68) $2,034,054
Internal sales....     517,363    117,517     66,492      -           -      (701,372)       -
Depreciation and
 amortization.....      53,132     39,583     68,297   125,103       2,010       -        288,125
Earnings before
 interest and taxes    144,357    (20,920)   196,398    34,438     (99,608)    12,268     266,933

Interest expense..............                                                                         226,120
Earnings before
 income taxes.................                                                                          40,813
Identifiable assets...........    1,360,102  1,121,509  1,788,943  2,489,667  1,269,013    (99,458)  7,929,776

Year Ended December 31, 1997:

                                                                                                             Eliminating/
                                               Fossil      Nuclear       Power   Monitored                   Reconciling
                                            Generation   Generation    Delivery (4)Services     (5,6)Other   (2,7)Items     Total
                                            -----------  ----------   --------- -----------     ----------   -----------  ---------
                                                                     (Dollars in Thousands)
                                                                                    Restated     Restated                   Restated
                                                                                     Note 2       Note 2                     Note 2
External sales...........................    $  208,836  $       -   $1,021,212   $ 152,347    $  769,416    $     (46)   $2,151,765
Internal sales...........................       517,167    102,330       66,492           -             -     (685,989)            -
Depreciation and amortization............        53,831     65,902       63,590      53,292        32,223            -       268,838
Earnings before interest and taxes.......       149,825    (60,968)     173,809     (37,880)      913,466      (62,583)    1,075,669
Interest expense.........................                                                                                    193,808
Earnings before income taxes.............                                                                                    881,861
Identifiable assets......................     1,337,591  1,154,522    1,721,021   1,579,086     1,238,088      (84,958)    6,945,350


(1) Earnings before interest and taxes (EBIT) includes investment earnings of $36.0 million, an impairment of marketable securities of $76.2 million and the write-off of deferred costs of $17.6 million.
(2) Identifiable assets includes eliminating and reclassing balances to consolidate the monitored services business.
(3) Earnings before interest and taxes (EBIT) includes investment earnings of $21.7 million and the write-off of international power development costs of $98.9 million.
(4) EBIT includes monitored services special charge of $11.5 million.
(5) EBIT includes investment earnings of $37.8 million and gain on sale of Tyco securities of $864.3 million.
(6) Includes natural gas operations. The company contributed substantially all of its natural gas business in exchange for a 45% equity interest in ONEOK in November 1997.
(7) EBIT includes write-off of deferred merger costs of $48 million.

      Geographic Information: Prior to 1998, the company did not have international sales or international property, plant and equipment. The company's sales and property, plant and equipment are as follows:


      Year Ended December 31,                    1999           1998
      -------------------------------------------------------------------
                                                (Dollars in Thousands)

      External sales:
        North America operations.........       $1,873,152     $1,990,329
        International operations.........          163,006         43,725
                                                ----------     ----------
          Total..........................       $2,036,158     $2,034,054
                                                ==========     ==========


      Property, plant and equipment, net:
        North America operations.........       $3,881,294     $3,792,645
        International operations.........            8,150          7,271
                                                ----------     ----------
          Total..........................       $3,889,444     $3,799,916
                                                ==========     ==========


24.  QUARTERLY RESULTS (UNAUDITED)

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


                                      First       Second      Third     Fourth
                                      -----       ------      -----     ------
                              (Dollars in Thousands, Except Per Share Amounts)
  1999 (Restated)
  ----
  Sales............................ $ 460,582   $ 476,142  $ 648,998  $ 450,436
  Gross profit.....................   312,655     324,407    425,087    311,022
  Net income before
     extraordinary gain(1).........    19,980      17,722     53,203    (88,351)
  Net income(1)....................    19,980      17,722     53,203    (76,609)
  Basic earnings per share
     available for common stock
     before extraordinary gain..... $    0.30   $    0.26  $    0.78  $   (1.32)
  Cash dividend per common share... $   0.535   $   0.535  $   0.535  $   0.535
  Market price per common share:
    High........................... $  33.875   $  29.375  $  27.125  $ 23.8125
    Low............................ $ 26.6875   $   23.75  $  20.375  $ 16.8125

  1998 (Restated)
  ----
  Sales............................ $ 382,343   $ 463,301  $ 701,402  $ 487,008
  Gross profit.....................   252,040     291,338    365,415    302,002
  Net income before
     extraordinary gain(2).........    27,903      22,995     67,470    (84,310)
  Net income(2)....................    27,903      24,586     67,470    (84,310)
  Basic earnings per share
     available for common stock
     before extraordinary gain..... $    0.41   $    0.32  $    1.02  $   (1.29)
  Cash dividend per common share... $   0.535   $   0.535  $   0.535  $   0.535
  Market price per common share:
    High........................... $  44.188   $  42.688  $  41.625  $  43.250
    Low............................ $  40.000   $  36.875  $  37.688  $  32.563

  (1) The effect of Protection One's change in accounting principle effected income in the third quarter of 1999 by increasing amortization expense by $40 million
  (2) The loss in the fourth quarter of 1998, is primarily attributable to a $98.9 million charge to income to exit the company's international power development business

  1997 (Restated)
  ----
  Sales............................ $ 626,198   $ 454,006  $ 559,996  $ 511,565
  Gross profit.....................   310,448     265,533    338,667    269,594
  Net income before
     extraordinary gain(3),(4).....    37,805      22,737    507,292    (69,182)
  Net income.......................    37,805      22,737    507,292    (69,182)
  Basic earnings per share......... $    0.56   $    0.33  $    7.76  $   (1.07)
  Cash dividend per common share... $   0.525   $   0.525  $   0.525  $   0.525

  Market price per common share:
    High.........................   $  31.50  $  32.75  $  35.00  $ 43.438
    Low..........................   $  30.00  $  29.75  $  32.25  $ 33.625

  (3) During the fourth quarter of 1997, the company expensed deferred costs of approximately $48 million associated with the original KCPL merger agreement. Protection One recorded a charge to income of approximately $11.5 million.

  (4) During the third quarter of 1997, the company recorded a pre-tax gain of approximately $864 million upon selling its Tyco common stock.

         In addition, the net effect of the restatement discussed in Note 2 of the Notes to Consolidated Financial Statements has been reflected in the appropriate quarterly results as follows:

                                         As Previously Reported       Restatement             As Restated
                                         ----------------------   --------------------    --------------------
                                                     Per Share               Per Share               Per Share
                                           Amount     Amounts      Amount     Amounts      Amount     Amounts
                                         ---------  ----------    --------  ----------    --------   ---------
                                                 (Dollars in thousands, except for per share amounts)
Net income before extraordinary gain
------------------------------------

1999 - Quarter Ended:
  March 31..............................  $ 20,747   $    0.31    $   (767)  $   (0.01)   $ 19,980   $    0.30
  June 30...............................    18,489        0.28        (767)      (0.01)     17,722        0.27
  September 30..........................    49,010        0.73       4,193        0.05      53,203        0.78
  December 31...........................   (87,529)      (1.31)       (822)      (0.02)    (88,351)      (1.33)
                                          --------   ---------    --------   ---------    --------   ---------
For the Year Ended December 31, 1999....  $    717   $    0.01    $  1,837   $    0.01    $  2,554   $    0.02
                                          ========   =========    ========   =========    ========   =========

Earnings available for common stock
-----------------------------------

1999 - Quarter Ended:
  March 31..............................  $ 20,465   $    0.31    $   (767)  $   (0.01)   $ 19,698   $    0.30
  June 30...............................    18,207        0.27        (767)      (0.01)     17,440        0.26
  September 30..........................    48,728        0.72       4,193        0.06      52,921        0.78
  December 31...........................   (76,070)      (1.13)       (822)      (0.01)    (76,892)      (1.14)
                                          --------   ---------    --------   ---------    --------   ---------
For the Year Ended December 31, 1999....  $ 11,330   $    0.17    $  1,837   $    0.03    $ 13,167   $    0.20
                                          ========   =========    ========   =========    ========   =========

Net income before extraordinary gain
------------------------------------

1998 - Quarter Ended:
  March 31..............................  $ 29,813   $    0.46    $ (1,910)  $   (0.03)   $ 27,903   $    0.43
  June 30...............................    29,415        0.45      (6,420)      (0.10)     22,995        0.35
  September 30..........................    71,421        1.09      (3,951)      (0.06)     67,470        1.03
  December 31...........................   (84,484)      (1.30)        174        0.01     (84,310)      (1.29)
                                          --------   ---------    --------   ---------    --------   ---------
For the Year Ended December 31, 1998....  $ 46,165   $    0.70    $(12,107)  $   (0.18)   $ 34,058   $    0.52
                                          ========   =========    ========   =========    ========   =========

Earnings available for common stock
-----------------------------------

1998 - Quarter Ended:
  March 31..............................  $ 28,583   $    0.44    $ (1,910)  $   (0.03)   $ 26,673   $    0.41
  June 30...............................    29,209        0.45      (6,420)      (0.11)     22,789        0.34
  September 30..........................    71,139        1.08      (3,951)      (0.06)     67,188        1.02
  December 31...........................   (84,766)      (1.30)        174        0.01     (84,592)      (1.29)
                                          --------   ---------    --------   ---------    --------   ---------
For the Year Ended December 31, 1998....  $ 44,165   $    0.67    $(12,107)  $   (0.19)    $32,058    $   0.48
                                          ========   =========    ========   =========     =======    ========

Net income before extraordinary gain
------------------------------------

1997 - Quarter Ended:
  March 31..............................  $ 41,033   $    0.63    $ (3,228)  $   (0.05)   $ 37,805   $    0.58
  June 30...............................    24,335        0.37      (1,598)      (0.02)     22,737        0.35
  September 30..........................   508,372        7.79      (1,080)      (0.01)    507,292        7.78
  December 31...........................   (74,222)      (1.12)      5,040        0.07     (69,182)      (1.05)
                                          --------   ---------    --------   ---------    --------   ---------
For the Year Ended December 31, 1997....  $499,518   $    7.67    $   (866)  $   (0.01)   $498,652   $    7.66
                                          ========   =========    ========   =========    ========   =========

Earnings available for common stock
-----------------------------------

1997 - Quarter Ended:
  March 31..............................     $ 39,803   $    0.61    $ (3,228)  $   (0.05)   $ 36,575   $    0.56
  June 30...............................       23,106        0.36      (1,598)      (0.03)     21,508        0.33
  September 30..........................      507,142        7.77      (1,080)      (0.01)    506,062        7.76
  December 31...........................      (75,452)      (1.15)      5,040        0.08     (70,412)      (1.07)
                                             --------   ---------    --------   ---------    --------   ---------
For the Year Ended December 31, 1997....     $494,599   $    7.59    $   (866)  $   (0.01)   $493,733   $    7.58
                                             ========   =========    ========   =========    ========   =========

         The restatement did not impact previously reported revenues or gross profits.

25.  SUBSEQUENT EVENTS

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

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


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The information required by Item 12 is set forth in the company's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be filed with the SEC. Such information is incorporated herein by reference to the material appearing under the caption Beneficial Ownership of Voting Securities in the proxy statement to be filed by the company with the SEC.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     None.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     The following financial statements are included herein.

FINANCIAL STATEMENTS
--------------------

Report of Independent Public Accountants
Consolidated Balance Sheets, December 31, 1999, 1998 and 1997
Consolidated Statements of Income, for the years ended December 31, 1999,
 1998 and 1997
Consolidated Statements of Comprehensive Income, for the years ended
 December 31, 1999, 1998 and 1997
Consolidated Statements of Cash Flows, for the years ended December 31, 1999,
 1998 and 1997
Consolidated Statements of Cumulative Preferred and Preference Stock, December 31, 1999, 1998 and 1997
Consolidated Statements of Shareholders' Equity, for the years ended December 31, 1999, 1998 and 1997
Notes to Consolidated Financial Statements

SCHEDULES
---------

   Schedule II - Valuation and Qualifying Accounts

   Schedules omitted as not applicable or not required under the Rules of regulation S-X: I, III, IV, and V

REPORTS ON FORM 8-K
-------------------

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

                                Description
                                -----------

 3(a)  -By-laws of the company, as amended March 16, 2000. (filed
        electronically)                                                        I
 3(b)  -Restated Articles of Incorporation of the company, as amended          I
        through May 25, 1988, filed as Exhibit 4 to Registration
        Statement, SEC File No. 33-23022 (incorporated by reference).
 3(c)  -Certificate of Amendment to Restated Articles of Incorporation         I
        of the company dated March 29, 1991.
 3(d)   -Certificate of Designations for Preference Stock, 8.5% Series,        I
        without par value, dated March 31, 1991 and filed as exhibit 3(d) to December 1993 Form 10-K (incorporated by reference).
 3(e)   -Certificate of Correction to Restated Articles of Incorporation       I
        of the company dated December 20, 1991, filed as exhibit 3(b) to December 1991 Form 10-K (incorporated by reference).
 3(f)   -Certificate of Designations for Preference Stock, 7.58% Series,       I
        without par value, dated April 8, 1992 and filed as exhibit 3(e) to December 1993 form 10-K (incorporated by reference).
 3(g)   -Certificate of Amendment to Restated Articles of Incorporation of     I
        the company dated May 8, 1992, filed as exhibit 3(c) to December 31, 1994 Form 10-K (incorporated by reference).
 3(h)   -Certificate of Amendment to Restated Articles of Incorporation        I
        of the company dated May 26, 1994, filed as exhibit 3 to June 1994 Form 10-Q (incorporated by reference).
 3(i)   -Certificate of Amendment to Restated Articles of Incorporation        I
        of the company dated May 14, 1996, filed as exhibit 3(a) to June 1996 Form 10-Q (incorporated by reference).
 3(j)   -Certificate of Amendment to Restated Articles of Incorporation        I
        of the company dated May 12, 1998, filed as exhibit 3 to March 1998 Form 10-Q (incorporated by reference).
 4(a)   -Deferrable Interest Subordinated Debentures dated November 29,        I
        1995, between the company and Wilmington Trust Delaware, Trustee (filed as Exhibit 4(c) to Registration Statement No. 33-63505)
 4(b)   -Mortgage and Deed of Trust dated July 1, 1939 between the Company     I
        and Harris Trust and Savings Bank, Trustee. (filed as Exhibit 4(a) to Registration Statement No. 33-21739)
 4(c)   -First through Fifteenth Supplemental Indentures dated July 1,         I
         1939, April 1, 1949, July 20, 1949, October 1, 1949, December 1, 1949,
        October4, 1951, December 1, 1951, May 1, 1952, October 1, 1954,
        September 1, 1961, April 1, 1969, September 1, 1970, February 1, 1975, May 1, 1976 and April 1, 1977, respectively. (filed as Exhibit 4(b) to Registration Statement No. 33-21739)
 4(d)  -Sixteenth Supplemental Indenture dated June 1, 1977.  (filed as        I
        Exhibit 2-D to Registration Statement No. 2-60207)
 4(e)  -Seventeenth Supplemental Indenture dated February 1, 1978.             I
        (filed as Exhibit 2-E to Registration Statement No. 2-61310)

 4(f)  -Eighteenth Supplemental Indenture dated January 1, 1979.  (filed       I
        as Exhibit (b) (1)-9 to Registration Statement No. 2-64231)
 4(g)  -Nineteenth Supplemental Indenture dated May 1, 1980.  (filed as        I
        Exhibit 4(f) to Registration Statement No. 33-21739)
 4(h)  -Twentieth Supplemental Indenture dated November 1, 1981.  (filed       I
        as Exhibit 4(g) to Registration Statement No. 33-21739)
 4(i)  -Twenty-First Supplemental Indenture dated April 1, 1982.  (filed       I
        as Exhibit 4(h) to Registration Statement No. 33-21739)
 4(j)  -Twenty-Second Supplemental Indenture dated February 1, 1983.           I
        (filed as Exhibit 4(i) to Registration Statement No. 33-21739)
 4(k)  -Twenty-Third Supplemental Indenture dated July 2, 1986.                I
        (filed as Exhibit 4(j) to Registration Statement No. 33-12054)
 4(l)  -Twenty-Fourth Supplemental Indenture dated March 1, 1987.              I
        (filed as Exhibit 4(k) to Registration Statement No. 33-21739)
 4(m)  -Twenty-Fifth Supplemental Indenture dated October 15, 1988.            I
        (filed as Exhibit 4 to the September 1988 Form 10-Q)
 4(n)  -Twenty-Sixth Supplemental Indenture dated February 15, 1990.           I
        (filed as Exhibit 4(m) to the December 1989 Form 10-K)
 4(o)  -Twenty-Seventh Supplemental Indenture dated March 12, 1992.            I
        (filed as exhibit 4(n) to the December 1991 Form 10-K)
 4(p)  -Twenty-Eighth Supplemental Indenture dated July 1, 1992.               I
        (filed as exhibit 4(o) to the December 1992 Form 10-K)
 4(q)  -Twenty-Ninth Supplemental Indenture dated August 20, 1992.             I
        (filed as exhibit 4(p) to the December 1992 Form 10-K)
 4(r)  -Thirtieth Supplemental Indenture dated February 1, 1993.               I
        (filed as exhibit 4(q) to the December 1992 Form 10-K)
 4(s)  -Thirty-First Supplemental Indenture dated April 15, 1993.              I
        (filed as exhibit 4(r) to Registration Statement No. 33-50069)
 4(t)   -Thirty-Second Supplemental Indenture dated April 15, 1994,            I
        (filed as Exhibit 4(s) to the December 31, 1994 Form 10-K)
 4(u)   -Debt Securities Indenture dated August 1, 1998 ,                      I
        (filed as Exhibit 4.1 to the June 30, 1998 Form 10-Q)
 4(v)   -Form of Note for $400 million 6.25% Putable/Callable Notes due August I
         15, 2018, Putable/Callable August 15, 2003 (filed as Exhibit 4.2 to the June 30, 1998 Form 10-Q)

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

10(m)  -Amendment to Letter Agreement between the company and David C.         I
        Wittig, dated April 27, 1995 (filed as Exhibit 10 to the
        June 30, 1998 Form 10-Q/A)
10(n)  -Letter Agreement between the company and Douglas T. Lake, dated
        August 17, 1998.  (filed electronically)
12     -Computation of Ratio of Consolidated Earnings to Fixed Charges-Restated.
        (filed electronically)
21     -Subsidiaries of the Registrant.  (filed electronically)
23     -Consent of Independent Public Accountants, Arthur Andersen LLP.
        (filed electronically)
27     -Financial Data Schedule-Restated. (filed electronically)

                            WESTERN RESOURCES, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (Dollars in Thousands)

                                            Balance at        Charged to        Charged to                           Balance
                                            Beginning           Costs              and              Other            at End
         Description                        of Period          Expenses         Accounts(a)       Deductions        of Period
         -----------                        ---------          --------         -----------       ----------        ---------
Year ended December 31, 1997
 Allowances deducted from
  assets for doubtful accounts........      $   6,255          $ 16,592          $    4,578       $ (19,034)         $  8,391
 Monitored services special
  charge (b)..........................              -             3,856                   -               -             3,856

Year ended December 31, 1998
 Allowances deducted from
  assets for doubtful accounts........          8,391            24,726               2,289          (5,862)           29,544
 Monitored services special
  charge (b)..........................          3,856                 -                   -          (2,831)            1,025
 Accrued exit fees, change in
  estimate, shut-down and severance
  costs (c)...........................              -            22,900                   -               -            22,900

Year ended December 31, 1999
 Allowances deducted from
  assets for doubtful accounts........         29,544            24,302                   -         (18,081)           35,765
 Monitored services special
  charge (b)..........................          1,025                 -                   -          (1,025)                -
 Accrued exit fees, shut-down
  and severance costs (c).............         22,900            (5,632)                  -         (16,888)              380

 (a) Allowances recorded on receivables purchased in conjunction with acquisitions of customer accounts.
 (b) Consists of costs to close duplicate facilities and severance and compensation benefits.
 (c) See Note 17 of Notes to the Consolidated Financial Statements for further information.

                                   SIGNATURE
                                   ---------

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               WESTERN RESOURCES, INC.


Date February 2, 2001          By /s/ DAVID C. WITTIG
     ----------------             ----------------------------------------------
                                       David C. Wittig, Chairman of the Board,
                                       President and Chief Executive Officer

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature                       Title                      Date
          ---------                       -----                      ----
                               Chairman of the Board,
     DAVID C. WITTIG             President and Chief                 February   , 2001
---------------------------      Executive Officer                   -----------------
    (David C. Wittig)          (Principal Executive Officer)


                               Senior Vice President,
     JAMES A. MARTIN             and Treasurer                       February   , 2001
---------------------------    (Principal Financial and              -----------------
    (James A. Martin)            Accounting Officer)


     FRANK J. BECKER           Director                              February   , 2001
---------------------------                                          -----------------
    (Frank J. Becker)

     GENE A. BUDIG             Director                              February   , 2001
---------------------------                                          -----------------
    (Gene A. Budig)

     CHARLES Q. CHANDLER, IV   Director                              February   , 2001
----------------------------                                         -----------------
    (Charles Q. Chandler, IV)

     JOHN C. DICUS             Director                              February   , 2001
---------------------------                                          -----------------
    (John C. Dicus)

     DOUGLAS T. LAKE           Director                              February   , 2001
---------------------------                                          -----------------
    (Douglas T. Lake)

     OWEN F. LEONARD           Director                              February   , 2001
---------------------------                                          -----------------
    (Owen F. Leonard)

     JOHN C. NETTELS, JR.      Director                              February   , 2001
---------------------------                                          -----------------
    (John C. Nettels, Jr.)

     JANE DRESNER SADAKA       Director                              February   , 2001
---------------------------                                          -----------------
    (Jane Dresner Sadaka)

     LOUIS W. SMITH            Director                              February   , 2001
---------------------------                                          -----------------
    (Louis W. Smith)