Form 10-Q/A
period 2000-03-31
WESTERN RESOURCES INC /KS
filed 2001-02-02
CIK 54507

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            -----------------------


                                  FORM 10-Q/A

(Mark One)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
  -----
          EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2000
                               -----------------------------------------------

                                                        OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -----
          EXCHANGE ACT OF 1934

  For the transition period from                    to
                                 ------------------    --------------------


                         Commission File Number 1-3523
                                                ------


                           WESTERN RESOURCES, INC.
                           ------------------------
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

                           Yes X                       No
                              ---                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at May 10, 2000
-----------------------------                 --------------------------------
Common Stock, $5.00 par value                          68,646,867

                            WESTERN RESOURCES, INC.
                                     INDEX
                                                                        Page No.
                                                                        --------
Part I.  Financial Information

   Item 1.  Financial Statements

        Consolidated Balance Sheets                                        4

        Consolidated Statements of Income                                  5

        Consolidated Statements of Comprehensive Income                    6

        Consolidated Statements of Cash Flows                              7

        Consolidated Statements of Shareholders' Equity                    8

        Notes to Consolidated Financial Statements                         9

   Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      17

   Item 3.  Quantitative and Qualitative Disclosures About
                 Market Risk                                              28

Part II.  Other Information

   Item 1.  Legal Proceedings                                             29

   Item 2.  Changes in Securities and Use of Proceeds                     29

   Item 3.  Defaults Upon Senior Securities                               29

   Item 4.  Submission of Matters to a Vote of Security Holders           29

   Item 5.  Other Information                                             30

   Item 6.  Exhibits and Reports on Form 8-K                              30

Signatures                                                                31

                            WESTERN RESOURCES, INC.


FORWARD-LOOKING STATEMENTS

       Certain matters discussed here and elsewhere in this Form 10-Q/A are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we "believe," "anticipate," "expect" or words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations, or goals. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rate and other regulatory matters, possible corporate restructurings, mergers, acquisitions, dispositions, liquidity and capital resources, compliance with debt covenants, interest and dividends, the impact of Protection One's financial condition on our consolidated results, environmental matters, changing weather, nuclear operations, ability to enter new markets successfully and capitalize on growth opportunities in non-regulated businesses, events in foreign markets in which investments have been made, accounting matters, and the overall economy of our service area. What happens in each case could vary materially from what we expect because of such things as electric utility deregulation, including ongoing municipal, state and federal activities, such as the Wichita municipalization proceedings; future economic conditions; legislative and regulatory developments; our regulatory and competitive markets; and other circumstances affecting anticipated operations, sales and costs.

RESTATEMENT AND ACCOUNTING CHANGE

       Following extensive conversations between Protection One and the Staff of the SEC which have been previously disclosed, we have restated our Consolidated Financial Statements as of December 31, 1999, 1998 and 1997 and for the years then ended and for each of the periods ended March 31, June 30, and September 30, 2000, to reflect restatements undertaken by Protection One. These restatements primarily relate to the amortization of customer accounts acquired and amounts allocated to obligations assumed in the Westinghouse Security Systems (WSS) acquisition.

       In addition to the restatement, we have adopted Staff Accounting Bulletin
(SAB) 101 in the fourth quarter of 2000, effective January 1, 2000. This change in accounting principle is unrelated to the restatement. A description of the adjustments which comprise the restatement and the impact of the change in accounting principle are disclosed in Note 2 of the Consolidated Financial Statements filed with this Form 10-Q/A.

       For the purpose of this Form 10-Q/A, we have amended and restated in its entirety the Form 10-Q for the three months ended March 31, 2000 filed on May 11, 2000. In order to preserve the nature and the character of the disclosures as of May 11, 2000, the date on which the original Form 10-Q for the period ended March 31, 2000, was signed, no attempt has been made in this Form 10-Q/A to modify or update such disclosures except as required to reflect the results of the restatement and the adoption of SAB 101.

                            WESTERN RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                March 31,      December 31,
                                                                  2000             1999
                                                              -----------      ------------
                                                                       (Restated)
                                                             -----------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . .    $    1,690        $   12,444
  Restricted cash . . . . . . . . . . . . . . . . . . . . .        17,732            14,558
  Accounts receivable (net) . . . . . . . . . . . . . . . .       198,012           229,200
  Inventories and supplies (net). . . . . . . . . . . . . .       112,141           112,392
  Marketable securities . . . . . . . . . . . . . . . . . .        29,137           177,128
  Prepaid expenses and other. . . . . . . . . . . . . . . .        85,479            57,246
                                                               ----------        ----------
    Total Current Assets. . . . . . . . . . . . . . . . . .       444,191           602,968
                                                               ----------        ----------

PROPERTY, PLANT AND EQUIPMENT (NET) . . . . . . . . . . . .     3,912,176         3,889,444
                                                               ----------        ----------

OTHER ASSETS:
  Investment in ONEOK . . . . . . . . . . . . . . . . . . .       589,288           590,109
  Customer accounts (net) . . . . . . . . . . . . . . . . .     1,098,411         1,131,932
  Goodwill (net). . . . . . . . . . . . . . . . . . . . . .     1,044,472         1,057,041
  Regulatory assets . . . . . . . . . . . . . . . . . . . .       363,723           366,004
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       357,782           352,394
                                                               ----------        ----------
    Total Other Assets. . . . . . . . . . . . . . . . . . .     3,453,676         3,497,480
                                                               ----------        ----------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .    $7,810,043        $7,989,892
                                                               ==========        ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt. . . . . . . . . . .    $   47,848        $  111,667
  Short-term debt . . . . . . . . . . . . . . . . . . . . .       643,911           705,421
  Accounts payable. . . . . . . . . . . . . . . . . . . . .       136,398           132,834
  Accrued liabilities . . . . . . . . . . . . . . . . . . .       221,548           226,786
  Accrued income taxes. . . . . . . . . . . . . . . . . . .        50,341            40,328
  Deferred security revenues. . . . . . . . . . . . . . . .        73,270            61,148
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .        84,938            73,011
                                                               ----------        ----------
    Total Current Liabilities . . . . . . . . . . . . . . .     1,258,254         1,351,195
                                                               ----------        ----------

LONG-TERM LIABILITIES:
  Long-term debt (net). . . . . . . . . . . . . . . . . . .     2,807,074         2,883,066
  Western Resources obligated mandatorily redeemable
    preferred securities of subsidiary trusts holding
    solely company subordinated debentures. . . . . . . . .       220,000           220,000
  Deferred income taxes and investment tax credits. . . . .       991,721           976,135
  Minority interests. . . . . . . . . . . . . . . . . . . .       197,016           192,734
  Deferred gain from sale-leaseback . . . . . . . . . . . .       195,165           198,123
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       258,825           279,451
                                                               ----------        ----------
    Total Long-term Liabilities . . . . . . . . . . . . . .     4,669,801         4,749,509
                                                               ----------        ----------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Cumulative preferred stock. . . . . . . . . . . . . . . .        24,858            24,858
  Common stock, par value $5 per share, authorized
   150,000,000 shares, outstanding 68,084,715 and
   67,401,657 shares, respectively. . . . . . . . . . . . .       344,568           341,508
  Paid-in capital . . . . . . . . . . . . . . . . . . . . .       823,645           820,945
  Retained earnings . . . . . . . . . . . . . . . . . . . .       696,479           679,880
  Accumulated other comprehensive income (net). . . . . . .         6,811            37,788
  Treasury stock, at cost, 828,918 and 900,000 shares,
   respectively . . . . . . . . . . . . . . . . . . . . . .       (14,373)          (15,791)
                                                               ----------        ----------
    Total Shareholders' Equity. . . . . . . . . . . . . . .     1,881,988         1,889,188
                                                               ----------        ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . . . .   $7,810,043        $7,989,892
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

                            WESTERN RESOURCES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                                  -------------------------
                                                                     2000           1999
                                                                  ----------     ----------
                                                                          (Restated)
                                                                  -------------------------
SALES:

  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . .     $  334,829     $  312,035
  Security. . . . . . . . . . . . . . . . . . . . . . . . . .        146,870        148,547
                                                                  ----------     ----------
    Total Sales . . . . . . . . . . . . . . . . . . . . . . .        481,699        460,582
                                                                  ----------     ----------

COST OF SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . .        127,625        106,653
  Security. . . . . . . . . . . . . . . . . . . . . . . . . .         47,314         41,274
                                                                  ----------     ----------
    Total Cost of Sales . . . . . . . . . . . . . . . . . . .        174,939        147,927
                                                                  ----------     ----------

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . . .        306,760        312,655
                                                                  ----------     ----------

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . . . . .         86,208         79,082
  Depreciation and amortization . . . . . . . . . . . . . . .        107,780         85,166
  Selling, general and administrative expense . . . . . . . .         84,915         71,868
                                                                  ----------     ----------
    Total Operating Expenses. . . . . . . . . . . . . . . . .        278,903        236,116
                                                                  ----------     ----------

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . . . . .         27,857         76,539
                                                                  ----------     ----------

OTHER INCOME (EXPENSE):
  Investment earnings . . . . . . . . . . . . . . . . . . . .        118,069         22,890
  Minority interests. . . . . . . . . . . . . . . . . . . . .           (383)           840
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .            515           (418)
                                                                  ----------     ----------
      Total Other Income (Expense). . . . . . . . . . . . . .        118,201         23,312
                                                                  ----------     ----------

EARNINGS BEFORE INTEREST AND TAXES. . . . . . . . . . . . . .        146,058         99,851
                                                                  ----------     ----------

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . . . . .         51,442         59,151
  Interest expense on short-term debt and other . . . . . . .         18,584         11,649
                                                                  ----------     ----------
      Total Interest Expense. . . . . . . . . . . . . . . . .         70,026         70,800
                                                                  ----------     ----------

EARNINGS BEFORE INCOME TAXES. . . . . . . . . . . . . . . . .         76,032         29,051

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . .         36,231          9,071
                                                                  ----------     ----------

NET INCOME BEFORE EXTRAORDINARY GAIN AND ACCOUNTING CHANGE. .         39,801         19,980

EXTRAORDINARY GAIN, NET OF TAX. . . . . . . . . . . . . . . .         18,492           -

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX. . . . . .         (3,810)          -
                                                                  ----------     ----------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .         54,483         19,980

PREFERRED AND PREFERENCE DIVIDENDS. . . . . . . . . . . . . .            282            282
                                                                  ----------     ----------

EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . . .     $   54,201     $   19,698
                                                                  ==========     ==========
AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . . .     67,734,125     66,089,199

BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING:
  Earnings available for common stock before
    extraordinary gain and accounting change. . . . . . . . .     $     0.58     $     0.30
  Extraordinary gain. . . . . . . . . . . . . . . . . . . . .           0.28            -
  Cumulative effect of accounting change. . . . . . . . . . .          (0.06)           -
                                                                  ----------     ----------
EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . . .     $     0.80     $     0.30
                                                                  ==========     ==========

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . . .     $     .535     $     .535


The Notes to Consolidated Financial Statements are an integral part of these statements.

                            WESTERN RESOURCES, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (Dollars in Thousands)
                                  (Unaudited)


                                                                   Three Months Ended
                                                                        March 31,
                                                                  ---------------------
                                                                    2000         1999
                                                                  --------     --------
                                                                        (Restated)
                                                                  ---------------------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .        $54,483      $19,980
                                                                   -------      -------

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
  Unrealized holding gains/(losses) on marketable
    securities arising during the period. . . . . . . . . .         46,217      (21,382)
  Less: Reclassification adjustment for gains

    included in net income. . . . . . . . . . . . . . . . .        (98,260)        -
                                                                   -------      -------
  Unrealized loss on marketable securities (net). . . . . .        (52,043)     (21,382)
  Unrealized gain/(loss) on currency translation  . . . . .            714       (1,102)
                                                                   -------      -------
    Other comprehensive loss, before tax. . . . . . . . . .        (51,329)     (22,484)
                                                                   -------      -------

INCOME TAX (BENEFIT) EXPENSE. . . . . . . . . . . . . . . .         20,352       (9,013)
                                                                   -------      -------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX . . . . . . .        (30,977)     (13,471)
                                                                   -------      -------

COMPREHENSIVE INCOME. . . . . . . . . . . . . . . . . . . .        $23,506      $ 6,509
                                                                   =======      =======




The Notes to Consolidated Financial Statements are an integral part of these statements.

                            WESTERN RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                 (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                --------------------------
                                                                    2000           1999
                                                                -----------    -----------
                                                                        (Restated)
                                                                --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .     $    54,483    $    19,980
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Extraordinary gain. . . . . . . . . . . . . . . . . . . .         (18,492)          -
  Cumulative effect of accounting change. . . . . . . . . .           3,810           -
  Depreciation and amortization . . . . . . . . . . . . . .         107,780         85,166
  Amortization of gain on sale-leaseback. . . . . . . . . .          (2,958)        (2,958)
  Equity in earnings from investments . . . . . . . . . . .          (4,068)        (5,644)
  Gain on sale of marketable securities . . . . . . . . . .         (98,260)          -
  Minority interests  . . . . . . . . . . . . . . . . . . .             383           (840)
  Accretion of discount note interest . . . . . . . . . . .          (5,085)        (1,659)
  Changes in working capital items:
    Accounts receivable (net) . . . . . . . . . . . . . . .          32,537         28,069
    Inventories and supplies. . . . . . . . . . . . . . . .             251         (8,379)
    Prepaid expenses and other. . . . . . . . . . . . . . .         (29,582)         9,088
    Accounts payable. . . . . . . . . . . . . . . . . . . .           3,564        (41,308)
    Accrued liabilities . . . . . . . . . . . . . . . . . .          (5,238)       (22,691)
    Accrued income taxes. . . . . . . . . . . . . . . . . .          10,013         12,907
    Deferred revenue. . . . . . . . . . . . . . . . . . . .            (508)         3,691
    Other . . . . . . . . . . . . . . . . . . . . . . . . .          (1,229)        (2,195)
  Changes in other assets and liabilities . . . . . . . . .          20,044        (14,883)
                                                                -----------    -----------
      Net cash flows from operating activities. . . . . . .          67,445         58,344
                                                                -----------    -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Additions to property, plant and equipment (net). . . . .         (64,486)       (41,571)
  Customer account acquisitions . . . . . . . . . . . . . .         (13,180)       (78,601)
  Security alarm monitoring acquisitions, net of cash
     acquired . . . . . . . . . . . . . . . . . . . . . . .            -           (20,722)
  Purchases of marketable securities. . . . . . . . . . . .            -           (10,464)
  Proceeds from sale of marketable securities . . . . . . .         194,149          2,887
  Other investments (net) . . . . . . . . . . . . . . . . .           4,918         (7,264)
                                                                -----------    -----------
      Net cash flows from (used in) investing activities. .         121,401       (155,735)
                                                                -----------    -----------

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . .         (61,510)        55,653
  Proceeds of long-term debt. . . . . . . . . . . . . . . .           6,087         81,583
  Retirements of long-term debt . . . . . . . . . . . . . .        (113,471)          -
  Issuance of common stock issued (net) . . . . . . . . . .           5,760          5,692
  Cash dividends paid . . . . . . . . . . . . . . . . . . .         (36,673)       (35,659)
  Reissuance of treasury stock. . . . . . . . . . . . . . .           9,394           -
  Acquisition of treasury stock . . . . . . . . . . . . . .          (9,187)          -
                                                                -----------    -----------
      Net cash flows (used in) from financing activities. .        (199,600)       107,269
                                                                -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS. . . .         (10,754)         9,878

CASH AND CASH EQUIVALENTS:

  Beginning of the period . . . . . . . . . . . . . . . . .          12,444         16,394
                                                                -----------    -----------
  End of the period . . . . . . . . . . . . . . . . . . . .     $     1,690    $    26,272
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

                            WESTERN RESOURCES, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (Dollars in Thousands)
                                  (Unaudited)



                                                                 Three Months Ended
                                                                      March 31,
                                                               ------------------------
                                                                  2000          1999
                                                               ----------    ----------
                                                                      (Restated)
                                                               ------------------------

          CUMULATIVE PREFERRED STOCK:
            Par value $100 per share, authorized
            600,000 shares, outstanding -
              4 1/2% Series, 138,576 shares. . . . . . . .     $   13,858    $   13,858
              4 1/4% Series, 60,000 shares . . . . . . . .          6,000         6,000
              5% Series, 50,000 shares . . . . . . . . . .          5,000         5,000
                                                               ----------    ----------
            Beginning balance. . . . . . . . . . . . . . .         24,858        24,858
            Redemption of preference stock . . . . . . . .           -             -
                                                               ----------    ----------
            Ending balance . . . . . . . . . . . . . . . .         24,858        24,858
                                                               ----------    ----------

          COMMON STOCK:
            Beginning balance. . . . . . . . . . . . . . .        341,508       329,548
            Issuance of common stock . . . . . . . . . . .          3,060         1,220
                                                               ----------    ----------
            Ending balance . . . . . . . . . . . . . . . .        344,568       330,768
                                                               ----------    ----------

          PAID-IN-CAPITAL:
            Beginning balance. . . . . . . . . . . . . . .        820,945       775,337
            Issuance on common stock . . . . . . . . . . .          2,700         4,472
                                                               ----------    ----------
            Ending balance . . . . . . . . . . . . . . . .        823,645       779,809
                                                               ----------    ----------

          RETAINED EARNINGS:
            Beginning balance. . . . . . . . . . . . . . .        679,880       810,617
            Net income . . . . . . . . . . . . . . . . . .         54,483        19,980
            Dividends on preferred and
              preference stock . . . . . . . . . . . . . .           (282)         (282)
            Dividends on common stock. . . . . . . . . . .        (36,391)      (35,377)
            Issuance of treasury stock . . . . . . . . . .         (1,211)         -
                                                               ----------    ----------
            Ending balance . . . . . . . . . . . . . . . .        696,479       794,938
                                                               ----------    ----------

          ACCUMULATED OTHER COMPREHENSIVE INCOME (NET):
            Beginning balance. . . . . . . . . . . . . . .         37,788         9,508
            Unrealized loss on
              equity securities. . . . . . . . . . . . . .        (52,043)      (21,382)
            Unrealized gain (loss) on
              currency translation . . . . . . . . . . . .            714        (1,102)
            Income tax benefit . . . . . . . . . . . . . .         20,352         9,013
                                                               ----------    ----------
            Ending balance . . . . . . . . . . . . . . . .          6,811        (3,963)
                                                               ----------    ----------

          TREASURY STOCK:
            Beginning balance. . . . . . . . . . . . . . .        (15,791)         -
            Issuance of treasury stock . . . . . . . . . .         10,605          -
            Purchase of treasury stock . . . . . . . . . .         (9,187)         -
                                                               ----------    ----------
            Ending balance . . . . . . . . . . . . . . . .        (14,373)         -
                                                               ----------    ----------

          TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . .     $1,881,988    $1,926,410
                                                               ==========    ==========



The Notes to Consolidated Financial Statements are an integral part of these statements.

                            WESTERN RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of Business: Western Resources, Inc. (the company) is a publicly-traded, consumer services company. The company's primary business activities are providing electric generation, transmission and distribution services to approximately 634,000 customers in Kansas and providing monitored services to approximately 1.6 million customers in North America, the United Kingdom and continental Europe. Rate regulated electric service is provided by KPL, a division of the company, and Kansas Gas and Electric Company (KGE), a wholly-owned subsidiary. Monitored services in North America are provided by Protection One, Inc. (Protection One), a publicly-traded, approximately 85%- owned subsidiary. Monitored services in the United Kingdom and continental Europe are provided by Protection One International, Inc. and Protection One UK, Plc. (collectively referred to as Protection One Europe), see also Note 4. In addition, through the company's 45% ownership interest in ONEOK, Inc. (ONEOK), natural gas transmission and distribution services are provided to approximately
1.4 million customers in Oklahoma and Kansas. The company's investments in Protection One, Protection One Europe and ONEOK are owned by Westar Capital, Inc. (Westar Capital), a wholly-owned subsidiary.

         Principles of Consolidation: The company's unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. These consolidated financial statements and notes should be read in conjunction with the Consolidated Financial Statements and the notes included in the company's 1999 Annual Report on Form 10-K/A-2.

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

         Goodwill: Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Protection One has historically amortized goodwill on a straight-line basis over 40 years. Protection One re-evaluated the original assumptions and rationale utilized in the establishment of the estimated useful life of goodwill. Protection One concluded that due to continued losses and increased levels of attrition experienced in 1999, the estimated useful life of goodwill should be reduced from 40 years to 20 years. As of January 1, 2000, the remaining goodwill, net of accumulated amortization, is being amortized over its remaining useful life based on a 20-year life. Protection One Europe made a similar change. Based on Protection One's and Protection One Europe's existing account bases at January 1, 2000, the company anticipates that this will result in an increase in aggregate annual goodwill amortization of approximately $32.6 million prospectively for Protection One and Protection One Europe.

         Restricted Cash: The company's restricted cash consists primarily of cash held in escrow pursuant to certain letters of credit and one of Protection One's 1998 acquisitions.

         Reclassifications: Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.


2.  RESTATEMENT OF FINANCIAL STATEMENTS

         Restatement Adjustments: Following extensive conversations between Protection One and the staff of the SEC, which have previously been disclosed, the company has restated its Consolidated Financial Statements as of December 31, 1999, 1998 and 1997 and for the years then ended to reflect restatements undertaken by Protection One. The company has also restated its interim financial statements included in this Form 10-Q/A. These restatements primarily relate to the amortization of customer accounts acquired and amounts allocated to obligations assumed in the Westinghouse Security Systems (WSS) acquisition. A description of the principal adjustments which comprise the restatement are as follows:

         The first adjustment reflects a change in the historical amortization expense recorded for customer accounts acquired in the WSS acquisition. The life of the acquired WSS customers was initially estimated at ten years. Straight-line amortization had originally been implemented. With the restatement an eight-year estimated life and an accelerated amortization method will be used for customers acquired from the WSS acquisition as of the acquisition date.

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

         The fourth adjustment reduces goodwill as a result of a purchase price adjustment related to the WSS acquisition. Goodwill has been reduced by the amount of the claim of $33.8 million. A receivable had not originally been recorded for this claim. The change was made to establish this receivable which reduces recorded goodwill. The company entered into a comprehensive settlement agreement with Westinghouse in November 2000 and received $37.5 million.

         Accounting Change: The company adopted Staff Accounting Bulletin (SAB) 101 in the fourth quarter of 2000. The impact of this accounting change requires the company to defer certain installation revenues and expenses incurred by Protection One Europe. Deferral of these revenues and costs has been made when installation revenues have been received and on-going security service is provided. The deferred revenues will be amortized over the estimated life of customer accounts. Prior to the adoption of SAB 101, installation revenues and related expenses were recognized upon completion of the installation.

         The cumulative impact of changing this accounting principle for activity through January 1, 2000, is approximately $3.8 million (net of tax) and has been recorded in the first quarter of 2000 as a cumulative effect of change in accounting principle.

         The current year impact of SAB 101 for the quarters ended March 31, June 30, and September 30, 2000, is a reduction to net income of $0.7 million, $0.9 million, and $0.9 million, respectively, and an increase to deferred revenue of approximately $2.1 million, $2.3 million, and $2.0 million, respectively. The adjustment for this change in accounting method is unrelated to the other restatement adjustments described above and results solely from the requirements of SAB 101.

         A summary of the significant effects of these items has been reflected in the appropriate quarterly results as follows:


                                  As Previously Reported      Restatement Adjustments      Accounting Change        As Restated
                                  ----------------------      -----------------------     ------------------     ------------------
                                               Per Share                    Per Share              Per Share              Per Share
                                   Amount       Amounts        Amount        Amounts      Amount    Amounts      Amount    Amounts
                                   ------       -------        ------        -------      ------    -------      ------    -------
                                                        (Dollars in thousands, except for per share amounts)
Net income before extraordinary gain
------------------------------------
   and accounting change
   ---------------------
For the three months ended:
  March 31, 2000. . . . . . . . .  $ 41,324   $    0.61    $   (775)     $   (0.01)  $  (748)  $   (0.01)    $   39,801   $    0.59
  March 31, 1999. . . . . . . . .    20,747        0.31        (767)         (0.01)     -            -           19,980        0.30

Earnings available for common stock
-----------------------------------
For the three months ended:
  March 31, 2000. . . . . . . . .  $ 59,534   $    0.88    $   (775)     $   (0.01)  $(4,558)   $  (0.07)    $   54,201    $   0.80
  March 31, 1999. . . . . . . . .    20,465        0.31        (767)         (0.01)     -            -           19,698        0.30

         Prior to the restatement, during the third quarter of 1999 Protection One changed its amortization method for its customer account intangible asset from a straight-line to an accelerated method to more closely match future amortization cost with the estimated revenue stream from these assets. The effect of the change in accounting principle increased amortization expense reported in the third quarter of 1999 by $47 million. The change in the WSS customer account amortization method restates the results of 1997, 1998 and 1999 and thereby reduces the cumulative charge recorded in the third quarter of 1999.

         See the company's Form 10-Q/A for the period ended September 30, 2000, for a more detailed break-down of the restatement items for the interim periods restated in 2000.

3.  CORPORATE RESTRUCTURING

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

4.  PROTECTION ONE EUROPEAN OPERATIONS

         On February 29, 2000, Westar Capital purchased the continental European and United Kingdom operations of Protection One, and certain investments held by a subsidiary of Protection One, for an aggregate purchase price of $244 million. The consideration given included cash and certain Protection One debt securities. The basis of the net assets sold did not change and no gain or loss was recorded for this related party transaction. Terms of the agreement were approved by the independent directors of the boards of directors of Protection One and Protection One Alarm Monitoring, Inc. upon the recommendation of a special committee of the Protection One board of directors. The special committee obtained a fairness opinion from an investment banker with regard to this transaction. See also Note 7 for further discussion of the debt securities that were transferred as a result of this transaction.

5.  DIVIDEND POLICY

         The company's board of directors reviews the company's dividend policy from time to time. Among the factors the board of directors considers in determining the company's dividend policy are earnings, cash flows, capitalization ratios, competition and regulatory conditions. In January 2000, the company's board of directors declared a first-quarter 2000 dividend of 53 1/2 cents per share that was paid on April 3, 2000. In March 2000, the company announced a new dividend policy in conjunction with the announcement of the separation of the company's electric and non-electric utility businesses. The new dividend policy will result in quarterly dividends of $0.30 per share, or $1.20 per share on an annual basis, to be effective with the anticipated declaration of the July 2000 dividend. The company believes the new dividend policy would be reconsidered if the separation, discussed in Note 3, were materially delayed or modified.

6.  MARKETABLE SECURITIES

         During the first quarter of 2000, the company sold a significant portion of an equity investment in a gas compression company and realized a pre-tax gain of $73.7 million. The company also sold other securities during the first quarter and realized a pre-tax gain of $24.5 million.

         See also Note 4 to Consolidated Financial Statements in the company's 1999 Annual Report on Form 10-K/A-2 for discussion of the sale of marketable securities in 1999.

7.  GAIN ON EXTINGUISHMENT OF DEBT

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

8.  INCOME TAXES

         The company's effective income tax for the three month period ended March 31, 2000, was 47.7% compared to 31.2% for the three month period ended March 31, 1999. The company estimates its effective tax rate to be 27.3% for the fiscal year ending December 31, 2000, which is lower than the effective tax rate for the quarter ended March 31, 2000. The effective tax rate for the first quarter includes income tax expense on the sale of marketable securities at the statutory rate.

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

9.  RATE MATTERS AND REGULATION

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

1O.  LEGAL PROCEEDINGS

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

         The company and its subsidiaries are involved in various other legal, environmental and regulatory proceedings. Management believes that adequate provision has been made and accordingly believes that the ultimate disposition of such matters will not have a material adverse effect upon the company's overall financial position or results of operations. See also Note 9 for discussion of regulatory proceedings.

11.  COMMITMENTS AND CONTINGENCIES

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

         For additional information on Commitments and Contingencies, see Note 13 to Consolidated Financial Statements in the company's 1999 Annual Report on Form 10-K/A-2.

12.  SEGMENTS OF BUSINESS

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

         The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies in the company's 1999 Annual Report on Form 10-K/A-2. The company evaluates segment performance based on earnings before interest and taxes.

Three Months Ended March 31, 2000:

                                                                           Eliminating/
                      Fossil     Nuclear     Power    Monitored            Reconciling
                    Generation Generation  Delivery   Services  (1)Other      Items      Total
                    ---------- ---------- ---------  ---------- ---------- ----------- ----------
                                              (Dollars in Thousands)
                                                      Restated   Restated               Restated
                                                       Note 2     Note 2                 Note 2
External sales. . . $  100,764 $     -    $  233,731 $  146,870 $      332 $        2  $  481,699
Allocated sales . .    128,392     29,480     67,370       -          -      (225,242)       -
Earnings before
 interest and taxes     45,352     (5,346)    12,457    (19,724)   116,377     (3,058)    146,058
Interest expense. .                                                                        70,026
Earnings before
 income taxes . . .                                                                        76,032

Three Months Ended March 31, 1999:

                                                                          Eliminating/
                       Fossil    Nuclear     Power    Monitored            Reconciling
                    Generation Generation  Delivery   Services     Other      Items      Total
                    ---------- ---------- ----------  --------- ---------- ----------- ----------
                                              (Dollars in Thousands)
                                                       Restated  Restated               Restated
                                                        Note 2    Note 2                 Note 2
External sales. . . $   79,361 $     -    $  232,340  $ 148,547 $      331 $        3  $  460,582
Allocated sales . .    125,662     29,218     69,380       -          -      (224,260)       -
Earnings before
 interest and taxes     47,225     (4,225)    15,631     16,146     27,953     (2,879)     99,851
Interest expense. .                                                                        70,800
Earnings before
 income taxes . . .                                                                        29,051


(1) Earnings before interest and taxes includes investment earnings of $118.1 million which is primarily due to the sale of marketable securities as discussed in Note 6.

13.  SUBSEQUENT EVENTS

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

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in the 1999 Annual Report on Form 10-K/A-2 and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in that 1999 Annual Report.

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

         See also Note 4 to Consolidated Financial Statements in our 1999 Annual Report on Form 10-K/A-2 for discussion of the sale of marketable securities in 1999.

Monitored Services Change in Estimate of Useful Life of Goodwill

         Protection One re-evaluated the original assumptions and rationale utilized in the establishment of the estimated useful life of goodwill. Protection One concluded that due to continued losses and increased levels of attrition experienced in 1999, the estimated useful life of goodwill should be reduced from 40 years to 20 years. As of January 1, 2000, the remaining goodwill, net of accumulated amortization, is being amortized over its remaining useful life based on a 20-year life. Protection One International, Inc. and Protection One UK, Plc. (collectively referred to as Protection One Europe) made a similar change. Based on Protection One's and Protection One Europe's existing account bases at January 1, 2000, we anticipate that this will result in an increase in aggregate annual goodwill amortization of approximately $32.6 million prospectively for Protection One and Protection One Europe.

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

OPERATING RESULTS

Western Resources Consolidated

         The following discussion explains significant changes in operating results between the three months ended March 31, 2000, and March 31, 1999. Basic earnings per share were $0.80 compared to $0.30 in the first quarter of 1999. The significant increase is primarily attributable to increased investment earnings from the sale of our investments in a gas compression company and other marketable securities. Also contributing to this increase is the extraordinary gain on the retirement of Protection One bonds.

         Higher amortization of intangible assets due to a change in amortization method for customer accounts, a change in the estimate of the useful life of goodwill from 40 years to 20 years, the impact of adopting SAB 101 and operating losses from our monitored services segment partially offset the increase from investment earnings. For further discussion of the impact of the accounting changes, see discussion below in "Monitored Services Business Segment."

         A decline in electric utility operating income primarily resulting from scheduled maintenance of generating units also partially offset the increase from investment earnings.

         The following table reflects the increases/(decreases) in electric sales volumes for the three months ended March 31, 2000, from the comparable period of 1999.

                                   2000          1999       % Change
                                  ------        ------      --------
                                     (Thousands of Megawatthours)
      Residential. . . . .         1,222         1,201         1.8 %
      Commercial . . . . .         1,420         1,394         1.8 %
      Industrial . . . . .         1,340         1,365        (1.8)%
      Other. . . . . . . .           231           265       (12.8)%
                                   -----         -----       -------
        Total retail . . .         4,213         4,225        (0.3)%

      System hedging . . .           643          -             -
      Wholesale. . . . . .         1,673         1,197        39.8 %
                                   -----         -----       -------
        Total. . . . . . .         6,529         5,422        20.4 %
                                   =====         =====       =======

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

                                              2000          1999
                                            --------      --------
        Fossil Generation:                   (Dollars in Thousands)
          External sales. . . . . . . . . .  $100,764      $ 79,361
          Internal sales. . . . . . . . . .   128,392       125,662
          EBIT. . . . . . . . . . . . . . .    45,352        47,225

        Nuclear Generation:
          Internal sales. . . . . . . . . .  $ 29,480      $ 29,218
          EBIT. . . . . . . . . . . . . . .    (5,346)       (4,225)

        Power Delivery:
          External sales. . . . . . . . . .  $233,731      $232,340
          Internal sales. . . . . . . . . .    67,370        69,380
          EBIT. . . . . . . . . . . . . . .    12,457        15,631


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

                                               Three Months Ended
                                                    March 31,
                                             ----------------------
                                               2000          1999
                                             --------      --------
                                             (Dollars in Thousands)
                                                Restated - Note 2
                                                -----------------
          External sales. . . . . . . . . .  $146,870      $148,547
          EBIT. . . . . . . . . . . . . . .   (19,724)       16,146

         EBIT decreased $35.9 million due to higher cost of sales, higher depreciation and amortization expense and higher selling, general and administrative expenses.

         Cost of sales increased $6.0 million primarily due to increased compensation costs for additional personnel at Protection One's monitoring stations to improve the level of customer service.

         Depreciation and amortization expense increased $21.5 million. As discussed in our 1999 Annual Report on Form 10-K/A-2, Protection One changed its customer amortization method from a ten-year straight line method to a declining balance method over eight to ten years. Protection One Europe made a similar change. Customer amortization increased from $28.5 million for the first quarter of 1999 to $35.5 million for the first quarter of 2000. See Note 2 of the Notes to Consolidated Financial Statements for a discussion of the restatement of our financial statements.

         As discussed in the "Summary of Significant Items" above, Protection One also changed its estimate of useful life of goodwill from 40 years to 20 years. Protection One Europe made a similar change. These changes resulted in an aggregate $8.1 million increase in our goodwill amortization in the first quarter of 2000. Additionally, in the first quarter of 2000, Protection One's depreciation expense increased by $4.8 million due to a change in the estimated life of certain information systems installed in 1999 which accelerated the depreciation of these systems.

         Selling, general and administrative expenses increased $7.3 million primarily due to an increase in Protection One's bad debt and collection expenses of approximately $2.1 million, and an increase of $1.6 million in Protection One's subcontract expense primarily for outside information technology support for the new billing and collection software Protection One began utilizing in November 1999.

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

Income Taxes

         Our effective income tax rate for the three month period ended March 31, 2000, was 47.7% compared to 31.2% for the three month period ended March 31, 1999. We estimate our effective tax rate to be 27.3% for the fiscal year ending December 31, 2000, which is lower than the effective tax rate for the quarter ended March 31, 2000. The effective tax rate for the first quarter includes income tax expense on the sale of marketable securities at the statutory rate.

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

         The unsecured short-term lines of credit included three revolving credit facilities with various banks as follows:

                 Amount         Facility       Termination Date
              -------------------------------------------------
              $242 million     364-day           June 30, 2000
               500 million     5-year            March 17, 2003
               250 million     6 1/2-month       June 30, 2000

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

         As of May 9, 2000, ratings with these agencies were as follows:

                    Western                              KGE's   Protection    Protection
                   Resources'   Western      KGE's      Senior       One          One
                    Mortgage   Resources'  Mortgage    Unsecured   Senior       Senior
                      Bond     Unsecured     Bond        Debt     Unsecured   Subordinated
     Rating Agency    Rating      Debt       Rating      Rating      Debt     Unsecured Debt
     -------------  ----------  ---------  ----------  ---------- ----------  --------------
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

Debt Repurchase Plan

         We may from time to time purchase our debt securities and preferred stock. The timing and terms of purchases, and the amount of debt actually purchased, will be determined by the company based on market conditions and other factors. We may also purchase Protection One debt securities. Purchases are expected to be made in the open market or through negotiated transactions.

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

         For additional information on Nuclear Decommissioning, see Note 13 to Consolidated Financial Statements in our 1999 Annual Report on Form 10-K/A-2.

Monitored Services Business

         Attrition: Customer attrition for Protection One's business segments is summarized below:

                                         Trailing Twelve Months
                                            Ended March 31,
                                           2000          1999
                                         --------      --------

          North America . . . . . . .     16.1 %         8.9 %
          Europe (a). . . . . . . . .     10.2 %          (b)
          Multifamily . . . . . . . .      8.3 %         4.5 %
                                          ------         -----
            Total Protection One. . .     14.3 %         8.1 %

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

         Related Party Transactions: On February 29, 2000, Westar Capital purchased the continental European and United Kingdom operations of Protection One, and certain investments held by a subsidiary of Protection One, for an aggregate purchase price of $244 million. The consideration given included cash and certain Protection One debt securities. The basis of the net assets sold did not change and no gain or loss was recorded for this related party transaction. Terms of the agreement were approved by the independent directors of the boards of directors of Protection One and Protection One Alarm Monitoring, Inc. upon the recommendation of a special committee of the Protection One board of directors. The special committee obtained a fairness opinion from an investment banker with regard to this transaction. See also Note 7 of the Notes to Consolidated Financial Statements for further discussion of debt securities that were transferred as a result of this transaction.

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

         The company has not experienced any other significant changes in its exposure to market risk since December 31, 1999. For additional information on the company's market risk, see the Form 10-K/A-2 for the year ended December 31, 1999.

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

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         None

ITEM 5.  OTHER INFORMATION
--------------------------

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

      (a) Exhibits:

              Exhibit 12   -   Computation of Ratio of Consolidated Earnings
                                 to Fixed Charges for Three Months Ended
                                 March 31, 2000 - Restated
                                 (filed electronically)

              Exhibit 27   -   Financial Data Schedule - Restated
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

Date      February 2, 2001            By        /s/  JAMES A. MARTIN
    ---------------------------------   --------------------------------------
                                                     James A. Martin
                                                Senior Vice President

                                                    and Treasurer

Date      February 2, 2001            By         /s/ LEROY P. WAGES
    ---------------------------------   --------------------------------------
                                              Leroy P. Wages, Controller