Form 10-Q/A
period 2000-06-30
WESTERN RESOURCES INC /KS
filed 2001-02-02
CIK 54507

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


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
  -----
          EXCHANGE ACT OF 1934

 For the transition period from                       to
                                ---------------------    ---------------------


                          Commission File Number 1-3523
                                                 ------


                             WESTERN RESOURCES, INC.
                             -----------------------
             (Exact Name of Registrant as Specified in Its Charter)


           KANSAS                                              48-0290150
-------------------------------                           ---------------------
(State or Other Jurisdiction of                                 (Employer
Incorporation or Organization)                             Identification No.)


   818 KANSAS AVENUE, TOPEKA, KANSAS                                  66612
----------------------------------------                            ----------
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

                             WESTERN RESOURCES, INC.
                                      INDEX


                                                                        Page No.
                                                                        --------
Part I.  Financial Information

   Item 1.  Financial Statements

        Consolidated Balance Sheets                                        4

        Consolidated Statements of Income                                5 - 6

        Consolidated Statements of Comprehensive Income                    7

        Consolidated Statements of Cash Flows                              8

        Consolidated Statements of Shareholders' Equity                    9

        Notes to Consolidated Financial Statements                        10

   Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      20

   Item 3.  Quantitative and Qualitative Disclosures About
                 Market Risk                                              32

Part II.  Other Information

   Item 1.  Legal Proceedings                                             33

   Item 2.  Changes in Securities and Use of Proceeds                     33

   Item 3.  Defaults Upon Senior Securities                               33

   Item 4.  Submission of Matters to a Vote of Security Holders           34

   Item 5.  Other Information                                             34

   Item 6.  Exhibits and Reports on Form 8-K                              34

Signatures                                                                35

                             WESTERN RESOURCES, INC.


FORWARD-LOOKING STATEMENTS

            Certain matters discussed in this Form 10-Q/A are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we "believe," "anticipate," "expect" or words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations, or goals. Such statements address future events and conditions concerning capital expenditures, earnings, liquidity and capital resources, litigation, rate and other regulatory matters, possible corporate restructurings, mergers, acquisitions, dispositions, compliance with debt covenants, interest and dividends, Protection One's financial condition and its impact on our consolidated results, environmental matters, changing weather, nuclear operations, ability to enter new markets successfully and capitalize on growth opportunities in non-regulated businesses, events in foreign markets in which investments have been made, accounting matters, and the overall economy of our service area. What happens in each case could vary materially from what we expect because of such things as electric utility deregulation, ongoing municipal, state and federal activities, such as the Wichita municipalization proceedings; future economic conditions; legislative and regulatory developments; regulatory and competitive markets; and other circumstances affecting anticipated operations, sales and costs.


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

            For the purpose of this Form 10-Q/A, we have amended and restated in its entirety the Form 10-Q for the three and six months ended June 30, 2000, filed on August 14, 2000. In order to preserve the nature and the character of the disclosures as of August 14, 2000, the date on which the original Form 10-Q for the periods ended June 30, 2000, was signed, no attempt has been made in this Form 10-Q/A to modify or update such disclosures except as required to reflect the results of the restatement and adoption of SAB 101.

                             WESTERN RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                June 30,       December 31,
                                                                  2000             1999
                                                              -----------      ------------
                                                                       (Restated)
                                                              -----------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . .    $    6,643        $   12,444
  Restricted cash . . . . . . . . . . . . . . . . . . . . .        19,472            14,558
  Accounts receivable (net) . . . . . . . . . . . . . . . .       245,031           229,200
  Inventories and supplies (net). . . . . . . . . . . . . .       117,954           112,392
  Marketable securities . . . . . . . . . . . . . . . . . .         5,182           177,128
  Prepaid expenses and other. . . . . . . . . . . . . . . .        63,453            57,246
                                                               ----------        ----------
    Total Current Assets. . . . . . . . . . . . . . . . . .       457,735           602,968
                                                               ----------        ----------

PROPERTY, PLANT AND EQUIPMENT (NET) . . . . . . . . . . . .     3,966,205         3,889,444
                                                               ----------        ----------

OTHER ASSETS:
  Restricted cash . . . . . . . . . . . . . . . . . . . . .        36,535              -
  Investment in ONEOK . . . . . . . . . . . . . . . . . . .       589,758           590,109
  Customer accounts (net) . . . . . . . . . . . . . . . . .     1,060,881         1,131,932
  Goodwill (net). . . . . . . . . . . . . . . . . . . . . .     1,027,641         1,057,041
  Regulatory assets . . . . . . . . . . . . . . . . . . . .       373,776           366,004
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       452,058           352,394
                                                               ----------        ----------
    Total Other Assets. . . . . . . . . . . . . . . . . . .     3,540,649         3,497,480
                                                               ----------        ----------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .    $7,964,589        $7,989,892
                                                               ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt. . . . . . . . . . .    $   45,687        $  111,667
  Short-term debt . . . . . . . . . . . . . . . . . . . . .       209,000           705,421
  Accounts payable. . . . . . . . . . . . . . . . . . . . .       146,393           132,834
  Accrued liabilities . . . . . . . . . . . . . . . . . . .       202,740           226,786
  Accrued income taxes. . . . . . . . . . . . . . . . . . .        56,866            40,328
  Deferred security revenues. . . . . . . . . . . . . . . .        73,861            61,148
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       119,204            73,011
                                                               ----------        ----------
    Total Current Liabilities . . . . . . . . . . . . . . .       853,751         1,351,195
                                                               ----------        ----------

LONG-TERM LIABILITIES:
  Long-term debt (net). . . . . . . . . . . . . . . . . . .     3,317,672         2,883,066
  Western Resources obligated mandatorily redeemable
    preferred securities of subsidiary trusts holding
    solely company subordinated debentures. . . . . . . . .       220,000           220,000
  Deferred income taxes and investment tax credits. . . . .       983,302           976,135
  Minority interests. . . . . . . . . . . . . . . . . . . .       193,895           192,734
  Deferred gain from sale-leaseback . . . . . . . . . . . .       192,208           198,123
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       295,207           279,451
                                                               ----------        ----------
    Total Long-term Liabilities . . . . . . . . . . . . . .     5,202,284         4,749,509
                                                               ----------        ----------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Cumulative preferred stock. . . . . . . . . . . . . . . .        24,858            24,858
  Common stock, par value $5 per share, authorized
   150,000,000 shares, outstanding 68,910,419 and
   67,401,657 shares, respectively. . . . . . . . . . . . .       344,568           341,508
  Paid-in capital . . . . . . . . . . . . . . . . . . . . .       826,524           820,945
  Retained earnings . . . . . . . . . . . . . . . . . . . .       714,588           679,880
  Accumulated other comprehensive income (net). . . . . . .        (1,934)           37,788
  Treasury stock, at cost, 3,214 and 900,000 shares,
   respectively . . . . . . . . . . . . . . . . . . . . . .           (50)          (15,791)
                                                               ----------        ----------
    Total Shareholders' Equity. . . . . . . . . . . . . . .     1,908,554         1,889,188
                                                               ----------        ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . . . .   $7,964,589        $7,989,892
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

                             WESTERN RESOURCES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                     Three Months Ended
                                                                          June 30,
                                                                  -------------------------
                                                                     2000           1999
                                                                  ----------     ----------
                                                                          (Restated)
                                                                  -------------------------
SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . .     $  418,691     $  325,341
  Security. . . . . . . . . . . . . . . . . . . . . . . . . .        127,916        150,801
                                                                  ----------     ----------
    Total Sales . . . . . . . . . . . . . . . . . . . . . . .        546,607        476,142
                                                                  ----------     ----------

COST OF SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . .        172,963        109,853
  Security. . . . . . . . . . . . . . . . . . . . . . . . . .         41,755         41,882
                                                                  ----------     ----------
    Total Cost of Sales . . . . . . . . . . . . . . . . . . .        214,718        151,735
                                                                  ----------     ----------

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . . .        331,889        324,407
                                                                  ----------     ----------

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . . . . .         82,651         89,397
  Depreciation and amortization . . . . . . . . . . . . . . .        108,099         88,164
  Selling, general and administrative expense . . . . . . . .         76,916         75,018
  Write-off international development activities. . . . . . .           -            (4,930)
                                                                  ----------     ----------
    Total Operating Expenses. . . . . . . . . . . . . . . . .        267,666        247,649
                                                                  ----------     ----------

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . . . . .         64,223         76,758
                                                                  ----------     ----------

OTHER INCOME (EXPENSE):
  Investment earnings . . . . . . . . . . . . . . . . . . . .         32,857         15,876
  Minority interests. . . . . . . . . . . . . . . . . . . . .          1,059          1,289
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .            896           (358)
                                                                  ----------     ----------
      Total Other Income (Expense). . . . . . . . . . . . . .         34,812         16,807
                                                                  ----------     ----------

EARNINGS BEFORE INTEREST AND TAXES. . . . . . . . . . . . . .         99,035         93,565
                                                                  ----------     ----------

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . . . . .         48,966         60,519
  Interest expense on short-term debt and other . . . . . . .         23,346         12,979
                                                                  ----------     ----------
      Total Interest Expense. . . . . . . . . . . . . . . . .         72,312         73,498
                                                                  ----------     ----------

EARNINGS BEFORE INCOME TAXES. . . . . . . . . . . . . . . . .         26,723         20,067

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . .          3,158          2,345
                                                                  ----------     ----------

NET INCOME BEFORE EXTRAORDINARY GAIN. . . . . . . . . . . . .         23,565         17,722

EXTRAORDINARY GAIN, NET OF TAX. . . . . . . . . . . . . . . .         17,347           -
                                                                  ----------     ----------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .         40,912         17,722

PREFERRED DIVIDENDS . . . . . . . . . . . . . . . . . . . . .            282            282
                                                                  ----------     ----------

EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . . .     $   40,630     $   17,440
                                                                  ==========     ==========

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . . .     68,731,435     66,639,224

BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING:
  Earnings available for common stock before
    extraordinary gain. . . . . . . . . . . . . . . . . . . .     $     0.34     $     0.26
  Extraordinary gain. . . . . . . . . . . . . . . . . . . . .           0.25            -
                                                                  ----------     ----------
EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . . .     $     0.59     $     0.26
                                                                  ==========     ==========

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . . .     $      .30     $     .535

The Notes to Consolidated Financial Statements are an integral part of these statements.

                             WESTERN RESOURCES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                       Six Months Ended
                                                                           June 30,
                                                                  -------------------------
                                                                     2000           1999
                                                                  ----------     ----------
                                                                          (Restated)
                                                                  -------------------------
SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . .     $  753,521     $  637,376
  Security. . . . . . . . . . . . . . . . . . . . . . . . . .        274,786        299,348
                                                                  ----------     ----------
    Total Sales . . . . . . . . . . . . . . . . . . . . . . .      1,028,307        936,724
                                                                  ----------     ----------

COST OF SALES:
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . .        300,588        216,506
  Security. . . . . . . . . . . . . . . . . . . . . . . . . .         89,069         83,156
                                                                  ----------     ----------
    Total Cost of Sales . . . . . . . . . . . . . . . . . . .        389,657        299,662
                                                                  ----------     ----------

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . . .        638,650        637,062
                                                                  ----------     ----------

OPERATING EXPENSES:
  Operating and maintenance expense . . . . . . . . . . . . .        168,293        168,479
  Depreciation and amortization . . . . . . . . . . . . . . .        215,878        173,330
  Selling, general and administrative expense . . . . . . . .        162,397        146,886
  Write-off international development activities. . . . . . .           -            (4,930)
                                                                  ----------     ----------
    Total Operating Expenses. . . . . . . . . . . . . . . . .        546,568        483,765
                                                                  ----------     ----------

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . . . . .         92,082        153,297
                                                                  ----------     ----------

OTHER INCOME (EXPENSE):
  Investment earnings . . . . . . . . . . . . . . . . . . . .        150,925         37,444
  Minority interests. . . . . . . . . . . . . . . . . . . . .            676          2,130
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,410            545
                                                                  ----------     ----------
      Total Other Income (Expense). . . . . . . . . . . . . .        153,011         40,119
                                                                  ----------     ----------

EARNINGS BEFORE INTEREST AND TAXES. . . . . . . . . . . . . .        245,093        193,416
                                                                  ----------     ----------

INTEREST EXPENSE:
  Interest expense on long-term debt. . . . . . . . . . . . .        100,408        119,290
  Interest expense on short-term debt and other . . . . . . .         41,930         25,008
                                                                  ----------     ----------
      Total Interest Expense. . . . . . . . . . . . . . . . .        142,338        144,298
                                                                  ----------     ----------

EARNINGS BEFORE INCOME TAXES. . . . . . . . . . . . . . . . .        102,755         49,118

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . .         39,389         11,416
                                                                  ----------     ----------

NET INCOME BEFORE EXTRAORDINARY GAIN AND ACCOUNTING CHANGE. .         63,366         37,702

EXTRAORDINARY GAIN, NET OF TAX. . . . . . . . . . . . . . . .         35,839           -

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX. . . . . .         (3,810)          -
                                                                  ----------     ----------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .         95,395         37,702

PREFERRED DIVIDENDS . . . . . . . . . . . . . . . . . . . . .            564            564
                                                                  ----------     ----------

EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . . .     $   94,831     $   37,138
                                                                  ==========     ==========

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . . .     68,232,780     66,365,731

BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING:
  Earnings available for common stock before
    extraordinary gain and accounting change. . . . . . . . .     $     0.92      $    0.56
  Extraordinary gain. . . . . . . . . . . . . . . . . . . . .           0.53            -
  Cumulative effect of accounting change. . . . . . . . . . .          (0.06)           -
                                                                  ----------      ---------

EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . . .     $     1.39      $    0.56
                                                                  ==========      =========

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . . .     $    0.835     $     1.07

The Notes to Consolidated Financial Statements are an integral part of these statements.

                             WESTERN RESOURCES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in Thousands)
                                   (Unaudited)



                                                                   Three Months Ended
                                                                        June 30,
                                                                  ---------------------
                                                                    2000         1999
                                                                  --------     --------
                                                                        (Restated)
                                                                  ---------------------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .        $40,912      $17,722
                                                                   -------      -------

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
  Unrealized holding (losses)/gains on marketable
    securities arising during the period. . . . . . . . . .         (1,353)       6,215
  Less: Reclassification adjustment for (gains)/losses
    included in net income. . . . . . . . . . . . . . . . .        (17,369)         140
                                                                   -------      -------
  Unrealized (losses)/gain on marketable securities (net) .        (18,722)       6,355
  Unrealized (loss) on currency translation . . . . . . . .         (1,338)        (439)
                                                                   -------      -------
    Other comprehensive (loss) income, before tax . . . . .        (20,060)       5,916
                                                                   -------      -------

INCOME TAX BENEFIT/(EXPENSE)  . . . . . . . . . . . . . . .         11,315       (2,350)
                                                                   -------      -------

OTHER COMPREHENSIVE (LOSS)/INCOME, NET OF TAX . . . . . . .         (8,745)       3,566
                                                                   -------      -------

COMPREHENSIVE INCOME. . . . . . . . . . . . . . . . . . . .        $32,167      $21,288
                                                                   =======      =======

                                                                    Six Months Ended
                                                                        June 30,
                                                                  ---------------------
                                                                    2000         1999
                                                                  --------     --------
                                                                        (Restated)
                                                                  ---------------------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .       $ 95,395      $37,702
                                                                  --------      -------

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
  Unrealized holding gains/(losses) on marketable
    securities arising during the period. . . . . . . . . .         44,863      (15,167)
  Less: Reclassification adjustment for (gains)/losses
    included in net income. . . . . . . . . . . . . . . . .       (115,629)         140
                                                                  --------      -------
  Unrealized loss on marketable securities (net). . . . . .        (70,766)     (15,027)
  Unrealized (loss) on currency translation . . . . . . . .           (624)      (1,541)
                                                                  --------      -------
    Other comprehensive (loss), before tax. . . . . . . . .        (71,390)     (16,568)
                                                                  --------      -------

INCOME TAX BENEFIT. . . . . . . . . . . . . . . . . . . . .         31,668        6,663
                                                                  --------      -------

OTHER COMPREHENSIVE (LOSS), NET OF TAX  . . . . . . . . . .        (39,722)      (9,905)
                                                                  --------      -------

COMPREHENSIVE INCOME. . . . . . . . . . . . . . . . . . . .        $55,673      $27,797
                                                                  ========      =======


The Notes to Consolidated Financial Statements are an integral part of these statements.

                             WESTERN RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                     Six Months Ended
                                                                         June 30,
                                                                --------------------------
                                                                    2000           1999
                                                                -----------    -----------
                                                                        (Restated)
                                                                --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .     $    95,395    $    37,702
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Extraordinary gain. . . . . . . . . . . . . . . . . . . .         (35,839)          -
  Cumulative effect of accounting change. . . . . . . . . .           3,810           -
  Depreciation and amortization . . . . . . . . . . . . . .         215,878        173,330
  Amortization of gain on sale-leaseback. . . . . . . . . .          (5,915)        (5,915)
  Equity in earnings from investments . . . . . . . . . . .          (7,200)        (6,492)
  Gain on sale of marketable securities . . . . . . . . . .        (115,629)          -
  Minority interests  . . . . . . . . . . . . . . . . . . .            (676)        (2,130)
  Accretion of discount note interest . . . . . . . . . . .          (5,981)        (3,345)
  Write-off international development activities. . . . . .            -            (4,930)
  Change in restricted cash . . . . . . . . . . . . . . . .         (50,440)          -
  Changes in working capital items:
    Accounts receivable (net) . . . . . . . . . . . . . . .         (14,257)        (6,329)
    Inventories and supplies. . . . . . . . . . . . . . . .          (5,562)       (16,128)
    Prepaid expenses and other. . . . . . . . . . . . . . .          (7,781)       (27,122)
    Accounts payable. . . . . . . . . . . . . . . . . . . .          13,559         (6,107)
    Accrued liabilities . . . . . . . . . . . . . . . . . .         (24,046)       (12,786)
    Accrued income taxes. . . . . . . . . . . . . . . . . .          16,538            456
    Deferred revenue. . . . . . . . . . . . . . . . . . . .             148          6,218
    Other . . . . . . . . . . . . . . . . . . . . . . . . .          (4,045)       (11,116)
  Changes in other assets and liabilities . . . . . . . . .          (2,125)        (5,984)
                                                                -----------    -----------
      Net cash flows from operating activities. . . . . . .          65,832        109,322
                                                                -----------    -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Additions to property, plant and equipment (net). . . . .        (170,357)       (88,619)
  Customer account acquisitions . . . . . . . . . . . . . .            -          (154,571)
  Security alarm monitoring acquisitions, net of cash
     acquired . . . . . . . . . . . . . . . . . . . . . . .         (20,943)       (20,722)
  Purchases of marketable securities. . . . . . . . . . . .            -           (11,999)
  Proceeds from sale of marketable securities . . . . . . .         217,062         21,699
  Investment in Paradigm. . . . . . . . . . . . . . . . . .            -           (32,009)
  Other investments (net) . . . . . . . . . . . . . . . . .           5,589         (9,342)
                                                                -----------    -----------
      Net cash flows from (used in) investing activities. .          31,351       (295,563)
                                                                -----------    -----------

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
  Short-term debt (net) . . . . . . . . . . . . . . . . . .        (496,421)       109,918
  Proceeds of long-term debt. . . . . . . . . . . . . . . .         606,087        136,479
  Retirements of long-term debt . . . . . . . . . . . . . .        (176,343)          (178)
  Issuance of common stock issued (net) . . . . . . . . . .           8,639         18,497
  Cash dividends paid . . . . . . . . . . . . . . . . . . .         (57,606)       (71,496)
  Reissuance of treasury stock. . . . . . . . . . . . . . .          21,847           -
  Acquisition of treasury stock . . . . . . . . . . . . . .          (9,187)          -
                                                                -----------    -----------
      Net cash flows (used in) from financing activities. .        (102,984)       193,220
                                                                -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS. . . .          (5,801)         6,979

CASH AND CASH EQUIVALENTS:
  Beginning of the period . . . . . . . . . . . . . . . . .          12,444         16,394
                                                                -----------    -----------
  End of the period . . . . . . . . . . . . . . . . . . . .     $     6,643    $    23,373
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

                             WESTERN RESOURCES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)



                                            Three Months Ended           Six Months Ended
                                                June 30,                    June 30,
                                         -----------------------     -----------------------
                                            2000         1999           2000         1999
                                         ----------   ----------     ----------   ----------
                                                (Restated)                  (Restated)
                                         -----------------------     -----------------------
CUMULATIVE PREFERRED STOCK:
  Par value $100 per share,
  authorized 600,000 shares,
  outstanding -
    4 1/2% Series, 138,576 shares. .     $   13,858   $   13,858     $   13,858   $   13,858
    4 1/4% Series, 60,000 shares . .          6,000        6,000          6,000        6,000
    5% Series, 50,000 shares . . . .          5,000        5,000          5,000        5,000
                                         ----------   ----------     ----------   ----------
  Beginning balance. . . . . . . . .         24,858       24,858         24,858       24,858
  Redemption of preferred stock. . .           -            -              -            -
                                         ----------   ----------     -----------  ----------
  Ending balance . . . . . . . . . .         24,858       24,858         24,858       24,858
                                         ----------   ----------     ----------   ----------

COMMON STOCK:
  Beginning balance. . . . . . . . .        344,568      330,768        341,508      329,548
  Issuance of common stock . . . . .           -           5,076          3,060        6,296
                                         ----------   ----------     ----------   ----------
  Ending balance . . . . . . . . . .        344,568      335,844        344,568      335,844
                                         ----------   ----------     ----------   ----------

PAID-IN-CAPITAL:
  Beginning balance. . . . . . . . .        823,645      779,809        820,945      775,337
  Issuance on common stock . . . . .          2,879       22,051          5,579       26,523
                                         ----------   ----------     ----------   ----------
  Ending balance . . . . . . . . . .        826,524      801,860        826,524      801,860
                                         ----------   ----------     ----------   ----------

RETAINED EARNINGS:
  Beginning balance. . . . . . . . .        696,479      794,938        679,880      810,617
  Net income . . . . . . . . . . . .         40,912       17,722         95,395       37,702
  Dividends on preferred stock . . .           (282)        (282)          (564)        (564)
  Dividends on common stock. . . . .        (20,651)     (35,555)       (57,042)     (70,932)
  Issuance of treasury stock . . . .         (1,870)        -            (3,081)        -
                                         ----------   ----------     ----------   ----------
  Ending balance . . . . . . . . . .        714,588      776,823        714,588      776,823
                                         ----------   ----------     ----------   ----------

ACCUMULATED OTHER COMPREHENSIVE
INCOME (NET):
  Beginning balance. . . . . . . . .          6,811       (3,963)        37,788        9,508
  Unrealized (loss)/gain on
    equity securities. . . . . . . .        (18,722)       6,355        (70,766)     (15,027)
  Unrealized (loss) on
    currency translation . . . . . .         (1,338)        (439)          (624)      (1,541)
  Income tax benefit/(expense) . . .         11,315       (2,350)        31,668        6,663
                                         ----------   ----------     ----------   ----------
  Ending balance . . . . . . . . . .         (1,934)        (397)        (1,934)        (397)
                                         ----------   ----------     ----------   ----------

TREASURY STOCK:
  Beginning balance. . . . . . . . .        (14,373)        -           (15,791)        -
  Issuance of treasury stock . . . .         14,323         -            24,928         -
  Purchase of treasury stock . . . .           -            -            (9,187)        -
                                         ----------   ----------     ----------   ----------
  Ending balance . . . . . . . . . .            (50)        -               (50)        -
                                         ----------   ----------     ----------   ----------

TOTAL SHAREHOLDERS' EQUITY . . . . .     $1,908,554   $1,938,988     $1,908,554   $1,938,988
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

            Goodwill: Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Protection One historically amortized goodwill on a straight-line basis over 40 years. In the first quarter of 2000, Protection One re-evaluated the original assumptions and rationale utilized in the establishment of the estimated useful life of goodwill. Protection One concluded that due to continued losses, increased levels of attrition experienced in 1999 and other factors, the estimated useful life of goodwill should be reduced from 40 years to 20 years. As of January 1, 2000, the remaining goodwill, net of accumulated amortization, is being amortized over its remaining useful life based on a 20-year life. Protection One Europe made a similar change. Based on Protection One's and Protection One Europe's existing account bases at January 1, 2000, the company anticipates that this will result in an increase in aggregate annual goodwill amortization of approximately $32.6 million.

            The change in estimate resulted in additional goodwill amortization for the three months ended June 30, 2000, of approximately $8.4 million. The resulting reduction to net income was $6.7 million. For the six months ended June 30, 2000, the resulting additional goodwill amortization was $16.5 million, resulting in a reduction to net income of $13.0 million.

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

            The current year impact of SAB 101 for the quarters ended March 31, June 30, and September 30, 2000, is a reduction to net income of $0.7 million, $0.9 million and $0.9 million, respectively, and an increase to deferred revenue of approximately $2.1 million, $2.3 million, and $2.0 million, respectively. The adjustment for this change in accounting method is unrelated to the other restatement adjustments described above and results solely from the requirements of SAB 101.

            A summary of the significant effects of these items has been reflected in the appropriate quarterly results as follows:




                                  As Previously Reported   Restatement Adjustments     Accounting Change         As Restated
                                  ----------------------   -----------------------    -------------------    -------------------
                                              Per Share                  Per Share              Per Share              Per Share
                                    Amount     Amounts      Amount        Amounts     Amount     Amounts      Amount     Amounts
                                   --------   ---------    --------      ---------    -------   ---------    --------   --------
                                                     (Dollars in thousands, except for per share amounts)
Net income before extraordinary gain
------------------------------------
   and accounting change
   ---------------------

For the six months ended:
  June 30, 2000. . . . . . . . .   $ 66,516   $    0.97  $   (1,552)     $   (0.02)   $(1,598)  $ (0.03)   $   63,366   $  0.92
  June 30, 1999. . . . . . . . .     39,236        0.58      (1,534)         (0.02)      -          -          37,702      0.56

Earnings available for common stock
-----------------------------------

For the six months ended:
  June 30, 2000 . . . . . . . . .  $101,791   $    1.49    $ (1,552)     $   (0.02)   $(5,408)  $  (0.08)   $  94,831    $ 1.39
  June 30, 1999 . . . . . . . . .    38,672        0.58      (1,534)         (0.02)      -           -         37,138      0.56

Net income before extraordinary gain
------------------------------------
   and accounting change
   ---------------------

For the three months ended:
  June 30, 2000. . . . . . . . .   $ 25,192   $    0.36  $     (777)     $   (0.01)   $  (850)  $  (0.01)   $  23,565    $ 0.34
  June 30, 1999. . . . . . . . .     18,489        0.27        (767)         (0.01)      -          -          17,722      0.26

Earnings available for common stock
-----------------------------------

For the three months ended:
  June 30, 2000 . . . . . . . . .  $ 42,257   $    0.61    $   (777)     $   (0.01)   $  (850)  $  (0.01)   $  40,630    $ 0.59
  June 30, 1999 . . . . . . . . .    18,207        0.27        (767)         (0.01)       -          -         17,440      0.26


            Prior to the restatement, during the third quarter of 1999 Protection One changed its amortization method for its customer account intangible assets from a straight-line to an accelerated method to more closely match future amortization cost with the estimated revenue stream from these assets. The effect of the change in accounting principle increased amortization expense reported in the third quarter of 1999 by $47 million. The change in the WSS customer account amortization method restates the results of 1997, 1998 and 1999 and thereby reduces the cumulative charge recorded in the third quarter of 1999.

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


5.  DEBT

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

            For additional information on financial arrangements, see Note 13 to Consolidated Financial Statements.


6.  GAIN ON EXTINGUISHMENT OF DEBT

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


7.  MARKETABLE SECURITIES

            During the second quarter of 2000, the company sold the remaining portion of its investment in a gas compression company and realized a gain of $17.4 million.


8.  INCOME TAXES

            The company has recorded income tax benefits for the interim periods using the effective tax rate method. Under this method, the company computes the tax related to year-to-date income, except for significant unusual or extraordinary items, at an estimated annual effective tax rate. The company individually computes and recognizes, when the transaction occurs, income tax related to significant unusual or extraordinary items, such as the gain on marketable securities recorded in 2000. The company anticipates an effective annual tax rate of 30.9% based on the effective tax rate method described above. The company's effective income tax rates for the three and six month periods ended June 30, 2000, were 11.8% and 38.3% compared to 11.7% and 23.2% for the three and six month periods ended June 30, 1999.

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


9.  RATE MATTERS AND REGULATION

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

Three Months Ended June 30, 2000:

                                                                        Eliminating/
                      Fossil     Nuclear     Power   Monitored          Reconciling
                    Generation Generation  Delivery  Services  (1)Other    Items       Total
                    ---------- ---------- --------- ---------- -------- ----------- -----------
                                              (Dollars in Thousands)
                                                     Restated   Restated              Restated
                                                      Note 2     Note 2                Note 2
External sales. . . $  157,509 $     -    $ 260,820 $  127,916 $    353 $         9  $  546,607
Internal sales. . .    135,433     29,313    70,533       -        -       (235,279)       -
Earnings before
 interest and taxes     65,489     (2,858)   29,555    (21,959)  32,365      (3,557)     99,035
Interest expense. .                                                                      72,312
Earnings before
 income taxes . . .                                                                      26,723

Three Months Ended June 30, 1999:
                                                                        Eliminating/
                      Fossil     Nuclear     Power   Monitored          Reconciling
                    Generation Generation  Delivery  Services  (2)Other    Items       Total
                    ---------- ---------- --------- ---------- -------- ----------- -----------
                                              (Dollars in Thousands)
                                                     Restated   Restated              Restated
                                                      Note 2     Note 2                Note 2
External sales. . . $   78,140 $     -    $ 246,881 $  150,801 $    323 $        (3) $  476,142
Internal sales. . .    137,724     20,598    70,269       -        -       (228,591)       -
Earnings before
 interest and taxes     46,696    (11,114)   23,842     12,579   23,650      (2,088)     93,565
Interest expense. .                                                                      73,498
Earnings before
 income taxes . . .                                                                      20,067

Six Months Ended June 30, 2000:
                                                                        Eliminating/
                      Fossil     Nuclear     Power   Monitored          Reconciling
                    Generation Generation  Delivery  Services  (3)Other    Items       Total
                    ---------- ---------- --------- ---------- -------- ----------- -----------
                                              (Dollars in Thousands)
                                                     Restated   Restated              Restated
                                                      Note 2     Note 2                Note 2
External sales. . . $  258,273 $     -    $ 494,551 $  274,786 $    686 $        11  $1,028,307
Internal sales. . .    263,825     58,793   137,903       -        -       (460,521)       -
Earnings before
 interest and taxes    110,841     (8,204)   42,012    (41,683) 148,742      (6,615)    245,093
Interest expense. .                                                                     142,338
Earnings before
 income taxes . . .                                                                     102,755

Six Months Ended June 30, 1999:
                                                                        Eliminating/
                       Fossil    Nuclear     Power   Monitored          Reconciling
                    Generation Generation  Delivery  Services  (4)Other    Items       Total
                    ---------- ---------- --------- ---------- -------- ----------- -----------
                                              (Dollars in Thousands)
                                                     Restated   Restated              Restated
                                                      Note 2     Note 2                Note 2
External sales. . . $  157,502 $     -    $ 479,220 $  299,348 $    654 $      -     $  936,724
Internal sales. . .    263,385     49,816   139,649       -        -       (452,850)       -
Earnings before
 interest and taxes     93,921    (15,339)   39,473     28,726   51,602      (4,967)    193,416
Interest expense. .                                                                     144,298
Earnings before
 income taxes . . .                                                                      49,118

(1) Earnings before interest and taxes includes investment earnings of $32.9 million.
(2) Earnings before interest and taxes includes investment earnings of $15.9 million.
(3) Earnings before interest and taxes includes investment earnings of $150.9 million.
(4) Earnings before interest and taxes includes investment earnings of $37.4 million.

13.  SUBSEQUENT EVENTS

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


INTRODUCTION

            The following Management's Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in the 1999 Annual Reports on Form 10-K/A-2 and should be read in conjunction with those reports. In this section we discuss the general financial condition and operating results for Western Resources, Inc. (the company) and its subsidiaries. We explain:

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

Monitored Services Change in Estimate of Useful Life of Goodwill

            In the first quarter of 2000, Protection One re-evaluated the original assumptions and rationale utilized in the establishment of the estimated useful life of goodwill. Protection One concluded that due to continued losses, increased levels of attrition experienced in 1999 and other factors, the estimated useful life of goodwill should be reduced from 40 years to 20 years. As of January 1, 2000, the remaining goodwill, net of accumulated amortization, is being amortized over its remaining useful life based on a 20-year life. Protection One International, Inc. and Protection One UK, Plc. (collectively referred to as Protection One Europe) made a similar change. Based on Protection One's and Protection One Europe's existing account bases at January 1, 2000, we anticipate that this will result in an increase in aggregate annual goodwill amortization of approximately $32.6 million.

            The change in estimate resulted in additional goodwill amortization for the three months ended June 30, 2000, of approximately $8.4 million. The resulting reduction to net income was $6.7 million. For the six months ended June 30, 2000, the resulting additional goodwill amortization was $16.5 million, resulting in a reduction to net income of $13.0 million.


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

            Basic earnings per share were $0.59 for the three months ended June 30, 2000, compared to $0.26 for the three months ended June 30, 1999. Basic earnings per share were $1.39 for the six months ended June 30, 2000, compared to $0.56 for the six months ended June 30, 1999. These significant increases are primarily attributable to increased investment earnings from the sale of our investments in a gas compression company and other marketable securities, the extraordinary gain on the retirement of Protection One bonds, and improved electric operations. Partially offsetting these increases were accounting changes and operating losses from our monitored services segment and the impact of SAB 101. See "Monitored Services" below for further discussion of these factors and their overall impact.

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

                                   Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                  --------------------    -------------------
                                    2000        1999        2000       1999
                                  --------    --------    --------   --------
                                             (Dollars in Thousands)
                                                Restated - Note 2
                                  -------------------------------------------
  External sales. . . . . . . . . $127,916    $150,801    $274,786   $299,348
  EBIT. . . . . . . . . . . . . .  (21,959)     12,579     (41,683)    28,726

            Three Months Ended June 3O, 2OOO, Compared to Three Months Ended June 3O, 1999: Sales decreased by $22.9 million primarily due to a decline in Protection One's customer base. Our monitored services segment had a net decrease of 91,000 customers from June 30, 1999 to June 30, 2000. The decrease in customers is primarily attributable to the significant decrease in the number of accounts being purchased by Protection One from dealers which has not yet been offset by growth from other customer acquisition strategies. In addition to the decrease in sales related to the decline in customer base, Protection One issued more customer credits during the period.

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

            EBIT decreased $34.5 million primarily due to lower sales and higher depreciation and amortization expense.

            Depreciation and amortization expense increased $17.0 million due to the change in customer amortization method from a ten-year straight line method to a ten-year declining balance method for most accounts, the change to an eight-year declining balance method for the Westinghouse accounts, and the change in estimate of the useful life of goodwill from 40 years to 20 years. Additionally, Protection One's depreciation expense increased due to accelerated depreciation of the general ledger and accounts receivable systems installed in 1999. Protection One has decided to move to another general ledger and accounts receivable system in 2000. See Note 2 of the Notes to Consolidated Financial Statements for a discussion of the restatement of our financial statements.

            Six Months Ended June 3O, 2OOO, Compared to Six Months Ended June 3O, 1999: Sales decreased $24.6 million primarily due to a decline in Protection One's customer base and the issuance of more customer credits as discussed above.

            EBIT decreased $70.4 million due to lower sales, higher cost of sales, higher depreciation and amortization expense and higher selling, general and administrative expenses.

            Cost of sales increased $5.9 million due to increased compensation costs for additional personnel hired to improve the level of customer service at Protection One's monitoring stations, an increase in the cost of parts and materials, and increased telecom and vehicle costs.

            Depreciation and amortization expense increased $37.1 million primarily due to the change in customer amortization method from a ten-year straight line method to a ten-year declining balance method for most accounts, the change to an eight-year declining balance method for the Westinghouse accounts, and the change in estimate of useful life of goodwill from 40 years to 20 years. Additionally, Protection One's depreciation expense increased due to accelerated depreciation of the general ledger and accounts receivable systems installed in 1999. Protection One has decided to move to another general ledger and accounts receivable system in 2000. See Note 2 of the Notes to Consolidated Financial Statements for a discussion of the restatement of our financial statements.

            Selling, general and administrative expenses increased $6.4 million primarily due to an increase in Protection One's bad debt and collection expenses as a result of an increased focus on collecting aged trade receivables. Protection One also had an increase in subcontract expense which was primarily for outside information technology support for the installation of new financial and monitoring software that began in November 1999.


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

Income Taxes

            We have recorded income tax benefits for the interim periods using the effective tax rate method. Under this method, we compute the tax related to year-to-date income, except for significant unusual or extraordinary items, at an estimated annual effective tax rate. We individually compute and recognize, when the transaction occurs, income tax related to significant unusual or extraordinary items, such as the gain on marketable securities recorded in 2000. We anticipate an effective annual tax rate of 30.9% based on the effective tax rate method described above. Our effective income tax rates for the three and six months ended June 30, 2000, were 11.8% and 38.3% compared to 11.7% and 23.2% for the three and six months ended June 30, 1999.

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

Cash Flows from (used in) Investing Activities

            Investing activities provided net cash flow of $31 million in the first six months of 2000. The proceeds on sale of marketable securities of approximately $217 million was offset by $170 million of capital additions which included costs associated with two new combustion turbine generators which were placed in service in June 2000.

            Investing activities used net cash flow of $296 million in the first six months of 1999 due primarily to Protection One's use of approximately $175 million for customer account and security alarm business acquisitions.

Cash Flows (used in) from Financing Activities

            We had a net use of cash for financing activities totaling $103 million in the first six months of 2000 due primarily to net payments on short-term and long-term debt. In June 2000, we received $600 million of proceeds on a multi-year term loan, which was used to replace two revolving credit facilities, which matured at the end of the second quarter. The proceeds from the sale of marketable securities was also used to reduce short-term debt, to retire $75 million in current maturities of first mortgage bonds and to purchase and retire Protection One bonds.

            We had net cash provided from financing activities totaling $193 million in the first six months of 1999 due primarily to proceeds of short-term and long-term debt of $246 million.

Debt Repurchase Plan

            We may from time to time purchase our and Protection One's debt and equity securities in the open market or through negotiated transactions. The timing and terms of purchases, and the amount of debt actually purchased, will be determined by the company based on market conditions and other factors.

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

Monitored Services Business

            Attrition: Customer attrition for our monitored services business is summarized below:

                                        Customer Account Attrition
                                  -----------------------------------------
                                     June 30, 2000        June 30, 1999
                                  -------------------  --------------------
                                  Annualized Trailing  Annualized Trailing
                                    Second    Twelve     Second    Twelve
                                    Quarter    Month     Quarter   Month
                                  ---------- --------  ---------- ---------
      North America . . . . . . .    14.2%     15.5%       15.9%    11.9%
      Europe (a). . . . . . . . .     8.9%     10.1%        8.7%     (a)
      Multifamily . . . . . . . .    16.1%      9.9%        9.7%     5.9%

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


ITEM 5.  OTHER INFORMATION
--------------------------

       None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

       (a) Exhibits:

             Exhibit 12   -   Computation of Ratio of Consolidated Earnings
                              to Fixed Charges for Six Months Ended
                              June 30, 2000 - Restated (filed electronically)

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



                                               Western Resources, Inc.
                                               -----------------------


Date        February 2, 2001          By         /s/ JAMES A. MARTIN
    ---------------------------------   ---------------------------------------
                                         James A. Martin
                                               Senior Vice President
                                                     and Treasurer



Date        February 2, 2001          By         /s/ LEROY P. WAGES
    ---------------------------------   ---------------------------------------
                                              Leroy P. Wages, Controller