Form 10-Q/A
period 2000-09-30
WESTERN RESOURCES INC /KS
filed 2001-02-02
CIK 54507

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                      ----------------------------------


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

 For the transition period from ___________________ to _____________________


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

                       Yes  X                       No ___
                           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at November 9, 2000
-----------------------------                 ------------------------------
Common Stock, $5.00 par value                             69,979,875

                            WESTERN RESOURCES, INC.
                                     INDEX


                                                                     Page No.
                                                                     --------

Part I.  Financial Information

  Item 1.  Financial Statements

      Consolidated Balance Sheets                                        4

      Consolidated Statements of Income                                5 - 6

      Consolidated Statements of Comprehensive Income                    7

      Consolidated Statements of Cash Flows                              8

      Consolidated Statements of Shareholders' Equity                    9

      Notes to Consolidated Financial Statements                        10

  Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      22

  Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk                                              37

Part II.  Other Information

  Item 1.  Legal Proceedings                                            38

  Item 2.  Changes in Securities and Use of Proceeds                    38

  Item 3.  Defaults Upon Senior Securities                              38

  Item 4.  Submission of Matters to a Vote of Security Holders          38

  Item 5.  Other Information                                            39

  Item 6.  Exhibits and Reports on Form 8-K                             39

Signatures                                                              40

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


RESTATEMENTS

     Following extensive conversations between Protection One and the Staff of the SEC which have been previously disclosed, we have restated our Consolidated Financial Statements as of December 1999, 1998 and 1997 and for the years then ended and for each of the periods ended March 31, 2000, June 30, 2000 and September 30, 2000, to reflect restatements undertaken by Protection One. These restatements primarily relate to the amortization of customer accounts acquired and amounts allocated to obligations assumed in the Westinghouse Security Systems (WSS) acquisition.

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

     For the purpose of this Form 10-Q/A, we have amended and restated in its entirety the Form 10-Q for the three months ended September 30, 2000, filed on November 13, 2000. In order to preserve the nature and the character of the disclosures as of November 13, 2000, the date on which the Form 10-Q for the periods ended September 30, 2000, was signed, no attempt has been made in this Form 10-Q/A to modify or update such disclosures except as required to reflect the results of the restatement and the adoption of SAB 101.

                            WESTERN RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                             September 30, December 31,
                                                                                                 2000          1999
                                                                                             ------------  -----------
                                                                                                     (Restated)
                                                                                             -------------------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents................................................................   $      6,693  $    12,444
 Restricted cash..........................................................................         21,115       14,558
 Accounts receivable (net)................................................................        175,653      229,200
 Inventories and supplies (net)...........................................................        106,966      112,392
 Marketable securities....................................................................          7,222      177,128
 Prepaid expenses and other...............................................................         50,440       40,876
                                                                                             ------------  -----------
   Total Current Assets...................................................................        368,089      586,598
                                                                                             ------------  -----------

PROPERTY, PLANT AND EQUIPMENT (NET).......................................................      3,976,456    3,889,444
                                                                                             ------------  -----------

OTHER ASSETS:
 Restricted cash..........................................................................         36,275            -
 Investment in ONEOK......................................................................        589,118      590,109
 Customer accounts (net)..................................................................      1,023,956    1,131,932
 Goodwill (net)...........................................................................        990,294    1,057,041
 Regulatory assets........................................................................        358,514      366,004
 Other....................................................................................        444,526      368,764
                                                                                             ------------  -----------
   Total Other Assets.....................................................................      3,442,683    3,513,850
                                                                                             ------------  -----------

TOTAL ASSETS..............................................................................   $  7,787,228  $ 7,989,892
                                                                                             ============  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current maturities of long-term debt.....................................................   $     39,356  $   111,667
 Short-term debt..........................................................................         57,000      705,421
 Accounts payable.........................................................................        166,992      132,834
 Accrued liabilities......................................................................        208,889      226,786
 Accrued income taxes.....................................................................         63,267       40,328
 Deferred security revenues...............................................................         70,857       61,148
 Other....................................................................................        108,590       73,011
                                                                                             ------------  -----------
   Total Current Liabilities..............................................................        714,951    1,351,195
                                                                                             ------------  -----------

LONG-TERM LIABILITIES:
 Long-term debt (net).....................................................................      3,274,627    2,883,066
 Western Resources obligated mandatorily redeemable
   preferred securities of subsidiary trusts holding
   solely company subordinated debentures.................................................        220,000      220,000
 Deferred income taxes and investment tax credits.........................................        956,794      976,135
 Minority interests.......................................................................        189,792      192,734
 Deferred gain from sale-leaseback........................................................        189,251      198,123
 Other....................................................................................        282,144      279,451
                                                                                             ------------  -----------
   Total Long-term Liabilities............................................................      5,112,608    4,749,509
                                                                                             ------------  -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Cumulative preferred stock...............................................................         24,858       24,858
 Common stock, par value $5 per share, authorized
  150,000,000 shares, outstanding 69,581,164 and
  67,401,657 shares, respectively.........................................................        347,906      341,508
 Paid-in capital..........................................................................        840,281      820,945
 Retained earnings........................................................................        754,160      679,880
 Accumulated other comprehensive income (loss) (net)......................................         (7,536)      37,788
 Treasury stock, at cost, 0 and 900,000 shares,
  respectively............................................................................              -      (15,791)
                                                                                             ------------  -----------
   Total Shareholders' Equity.............................................................      1,959,669    1,889,188
                                                                                             ------------  -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................................................   $  7,787,228  $ 7,989,892
                                                                                             ============  ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                            WESTERN RESOURCES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                                                                 Three Months Ended
                                                                                                    September 30,
                                                                                             -------------------------
                                                                                                 2000          1999
                                                                                             -----------   -----------
                                                                                                     (Restated)
                                                                                             -------------------------
SALES:
 Energy...................................................................................   $   623,157   $   495,867
 Security.................................................................................       136,405       150,873
                                                                                             -----------   -----------
   Total Sales............................................................................       759,562       646,740
                                                                                             -----------   -----------

COST OF SALES:
 Energy...................................................................................       315,974       174,099
 Security.................................................................................        48,054        48,060
                                                                                             -----------   -----------
   Total Cost of Sales....................................................................       364,028       222,159
                                                                                             -----------   -----------

GROSS PROFIT..............................................................................       395,534       424,581
                                                                                             -----------   -----------
OPERATING EXPENSES:
 Operating and maintenance expense........................................................        84,943        84,715
 Depreciation and amortization............................................................       105,393       131,363
 Selling, general and administrative expense..............................................        84,198       100,137
                                                                                             -----------   -----------
   Total Operating Expenses...............................................................       274,534       316,215
                                                                                             -----------   -----------

INCOME FROM OPERATIONS....................................................................       121,000       108,366
                                                                                             -----------   -----------

OTHER INCOME (EXPENSE):
 Investment earnings......................................................................        16,113        12,216
 Gain on sale of Mobile Services Group....................................................             -        17,249
 Minority interests.......................................................................         3,661         5,769
 Other....................................................................................           656        (1,888)
                                                                                             -----------   -----------
    Total Other Income (Expense)..........................................................        20,430        33,346
                                                                                             -----------   -----------

EARNINGS BEFORE INTEREST AND TAXES........................................................       141,430       141,712
                                                                                             -----------   -----------

INTEREST EXPENSE:
 Interest expense on long-term debt.......................................................        48,865        61,045
 Interest expense on short-term debt and other............................................        26,028        14,831
                                                                                             -----------   -----------
    Total Interest Expense................................................................        74,893        75,876
                                                                                             -----------   -----------

EARNINGS BEFORE INCOME TAXES..............................................................        66,537        65,836

INCOME TAXES..............................................................................        12,546        12,633
                                                                                             -----------   -----------

NET INCOME BEFORE EXTRAORDINARY GAIN......................................................        53,991        53,203

EXTRAORDINARY GAIN, NET OF TAX............................................................         6,716             -
                                                                                             -----------   -----------

NET INCOME................................................................................        60,707        53,203

PREFERRED DIVIDENDS.......................................................................           282           282
                                                                                             -----------   -----------

EARNINGS AVAILABLE FOR COMMON STOCK.......................................................   $    60,425   $    52,921
                                                                                             ===========   ===========

AVERAGE COMMON SHARES OUTSTANDING.........................................................    69,382,338    67,554,168

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING (See Note 1):
 Basic earnings available before extraordinary gain.......................................         $0.78         $0.78
                                                                                             ===========   ===========
 Diluted earnings available before extraordinary gain.....................................         $0.77         $0.78
                                                                                             ===========   ===========

 Basic earnings available after extraordinary gain........................................         $0.87         $0.78
                                                                                             ===========   ===========
 Diluted earnings available after extraordinary gain......................................         $0.86         $0.78
                                                                                             ===========   ===========

DIVIDENDS DECLARED PER COMMON SHARE.......................................................         $.300         $.535

The Notes to Consolidated Financial Statements are an integral part of these statements.

                            WESTERN RESOURCES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                                                                 Nine Months Ended
                                                                                                    September 30,
                                                                                             -------------------------
                                                                                                 2000          1999
                                                                                             -----------   -----------
                                                                                                     (Restated)
                                                                                             -------------------------
SALES:
 Energy...................................................................................   $ 1,376,677   $ 1,133,243
 Security.................................................................................       411,191       447,967
                                                                                             -----------   -----------
   Total Sales............................................................................     1,787,868     1,581,210
                                                                                             -----------   -----------

COST OF SALES:
 Energy...................................................................................       616,562       390,605
 Security.................................................................................       137,123       129,848
                                                                                             -----------   -----------
   Total Cost of Sales....................................................................       753,685       520,453
                                                                                             -----------   -----------

GROSS PROFIT..............................................................................     1,034,183     1,060,757
                                                                                             -----------   -----------

OPERATING EXPENSES:
 Operating and maintenance expense........................................................       253,235       253,194
 Depreciation and amortization............................................................       321,271       304,694
 Selling, general and administrative expense..............................................       246,595       246,136
 Write-off international development activities...........................................             -        (4,930)
                                                                                             -----------   -----------
   Total Operating Expenses...............................................................       821,101       799,094
                                                                                             -----------   -----------

INCOME FROM OPERATIONS....................................................................       213,082       261,663
                                                                                             -----------   -----------

OTHER INCOME (EXPENSE):
 Investment earnings......................................................................       168,069        49,661
 Gain on sale of Mobile Services Group....................................................             -        17,249
 Minority interests.......................................................................         4,337         7,898
 Other....................................................................................         1,036        (1,343)
                                                                                             -----------   -----------
    Total Other Income (Expense)..........................................................       173,442        73,465
                                                                                             -----------   -----------

EARNINGS BEFORE INTEREST AND TAXES........................................................       386,524       335,128
                                                                                             -----------   -----------

INTEREST EXPENSE:
 Interest expense on long-term debt.......................................................       149,273       180,335
 Interest expense on short-term debt and other............................................        67,958        39,839
                                                                                             -----------   -----------
    Total Interest Expense................................................................       217,231       220,174
                                                                                             -----------   -----------

EARNINGS BEFORE INCOME TAXES..............................................................       169,293       114,954

INCOME TAXES..............................................................................        51,935        24,048
                                                                                             -----------   -----------

NET INCOME BEFORE EXTRAORDINARY GAIN AND ACCOUNTING CHANGE................................       117,358        90,906

EXTRAORDINARY GAIN, NET OF TAX............................................................        42,555             -

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX........................................        (3,810)            -
                                                                                             -----------   -----------

NET INCOME................................................................................       156,103        90,906

PREFERRED DIVIDENDS.......................................................................           846           847
                                                                                             -----------   -----------

EARNINGS AVAILABLE FOR COMMON STOCK.......................................................   $   155,257   $    90,059
                                                                                             ===========   ===========

AVERAGE COMMON SHARES OUTSTANDING.........................................................    68,618,763    66,766,230

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING (See Note 1):
BEFORE EXTRAORDINARY GAIN AND ACCOUNTING CHANGE:
 Basic....................................................................................         $1.70         $1.35
                                                                                             ===========   ===========
 Diluted..................................................................................         $1.69         $1.35
                                                                                             ===========   ===========
AFTER EXTRAORDINARY GAIN AND ACCOUNTING CHANGE:
 Basic....................................................................................         $2.26         $1.35
                                                                                             ===========   ===========
 Diluted..................................................................................         $2.25         $1.35
                                                                                             ===========   ===========

DIVIDENDS DECLARED PER COMMON SHARE.......................................................        $1.135        $1.605

The Notes to Consolidated Financial Statements are an integral part of these statements.

                            WESTERN RESOURCES, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (Dollars in Thousands)
                                  (Unaudited)


                                                                                                 Three Months Ended
                                                                                                    September 30,
                                                                                             -------------------------
                                                                                                 2000          1999
                                                                                             -----------   -----------
                                                                                                    (Restated)
                                                                                             -------------------------
NET INCOME................................................................................   $    60,707   $    53,203
                                                                                             -----------   -----------

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
 Unrealized holding gains/(losses) on marketable
   securities arising during the period...................................................            76       (65,380)
 Less: Reclassification adjustment for (gains)
   included in net income.................................................................            (1)         (211)
                                                                                             -----------   -----------
 Change in unrealized gain/(losses) on marketable
   securities (net).......................................................................            75       (65,591)
 Change in unrealized (loss)/gain on currency translation.                                        (9,372)        1,879
                                                                                             -----------   -----------
   Other comprehensive (loss) income, before tax..........................................        (9,297)      (63,712)

INCOME TAX BENEFIT........................................................................         3,695        25,340
                                                                                             -----------   -----------

OTHER COMPREHENSIVE (LOSS), NET OF TAX....................................................        (5,602)      (38,372)
                                                                                             -----------   -----------

COMPREHENSIVE INCOME......................................................................   $    55,105   $    14,831
                                                                                             ===========   ===========


                                                                                                 Nine Months Ended
                                                                                                    September 30,
                                                                                             -------------------------
                                                                                                 2000          1999
                                                                                             -----------   -----------
                                                                                                    (Restated)
                                                                                             -------------------------
NET INCOME................................................................................   $   156,103   $    90,906
                                                                                             -----------   -----------

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
 Unrealized holding gains/(losses) on marketable
   securities arising during the period...................................................        44,939       (80,546)
 Less: Reclassification adjustment for (gains)
   included in net income.................................................................      (115,630)          (72)
                                                                                             -----------   -----------
 Change in unrealized (loss) on marketable securities (net).                                     (70,691)      (80,618)
 Change in unrealized (loss)/gain on currency translation.................................        (9,996)          338
                                                                                             -----------   -----------
   Other comprehensive (loss), before tax.................................................       (80,687)      (80,280)

INCOME TAX BENEFIT........................................................................        35,363        32,003
                                                                                             -----------   -----------

OTHER COMPREHENSIVE (LOSS), NET OF TAX....................................................       (45,324)      (48,277)
                                                                                             -----------   -----------

COMPREHENSIVE INCOME......................................................................   $   110,779   $    42,629
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

                            WESTERN RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                      ---------------------
                                                                                         2000        1999
                                                                                      ---------   ---------
                                                                                            (Restated)
                                                                                      ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.........................................................................  $ 156,103   $  90,906
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Extraordinary gain.................................................................    (42,555)          -
 Cumulative effect of accounting change.............................................      3,810           -
 Depreciation and amortization......................................................    321,271     304,694
 Amortization of gain on sale-leaseback.............................................     (8,872)     (8,872)
 Equity in earnings from investments................................................     (8,171)     (7,645)
 Gain on sale of Mobile Services Group..............................................          -     (17,249)
 (Gain) loss on sale of marketable securities.......................................   (115,630)      4,608
 Minority interests.................................................................     (4,337)      8,866
 Accretion of discount note interest................................................     (6,107)     (5,057)
 Write-off international development activities.....................................          -      (4,930)
 Change in restricted cash..........................................................    (51,823)      2,996
 Changes in working capital items:
  Accounts receivable (net).........................................................    (71,453)    (29,829)
  Inventories and supplies..........................................................      5,426      (7,588)
  Prepaid expenses and other........................................................     (9,564)    (18,910)
  Accounts payable..................................................................     34,158     (24,795)
  Accrued liabilities...............................................................    (17,897)      9,139
  Accrued income taxes..............................................................     22,939      47,136
  Deferred security revenues........................................................     (2,691)      4,664
  Other.............................................................................     43,162      (9,646)
 Changes in other assets and liabilities............................................    (70,896)    (67,450)
                                                                                      ---------   ---------
    Net cash flows from operating activities........................................    176,873     271,038
                                                                                      ---------   ---------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
 Additions to property, plant and equipment (net)...................................   (231,725)   (186,569)
 Customer account acquisitions......................................................    (27,456)   (207,657)
 Security alarm monitoring acquisitions, net of cash
   acquired.........................................................................          -     (27,408)
 Proceeds from sale of Mobile Services Group, net of
   cash paid........................................................................          -      19,087
 Purchases of marketable securities.................................................          -     (11,999)
 Proceeds from sale of marketable securities........................................    217,098      30,946
 Investment in Paradigm.............................................................          -     (32,009)
 Other investments (net)............................................................      4,256       8,696
                                                                                      ---------   ---------
    Net cash flows (used in) investing activities...................................    (37,827)   (406,913)
                                                                                      ---------   ---------

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
 Short-term debt (net)..............................................................   (648,421)    168,483
 Proceeds of long-term debt.........................................................    606,471     180,688
 Retirements of long-term debt......................................................   (187,549)   (125,422)
 Proceeds from accounts receivable sale (net).......................................    125,000           -
 Issuance of common stock (net).....................................................     25,734      29,487
 Cash dividends paid................................................................    (78,743)   (108,243)
 Reissuance of treasury stock.......................................................     21,898           -
 Acquisition of treasury stock......................................................     (9,187)          -
                                                                                      ---------   ---------
    Net cash flows (used in) from financing activities..............................   (144,797)    144,993
                                                                                      ---------   ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS................................     (5,751)      9,118
CASH AND CASH EQUIVALENTS:
 Beginning of the period............................................................     12,444      16,394
                                                                                      ---------   ---------
 End of the period..................................................................  $   6,693   $  25,512
                                                                                      =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 CASH PAID FOR:
 Interest on financing activities (net of amount
  capitalized)......................................................................  $ 249,690   $ 252,535
 Income taxes.......................................................................     17,515       1,065

The Notes to Consolidated Financial Statements are an integral part of these statements.

                            WESTERN RESOURCES, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (Dollars in Thousands)
                                  (Unaudited)

                                                   Three Months Ended         Nine Months Ended
                                                      September 30,             September 30,
                                                -----------------------   -----------------------
                                                   2000         1999         2000         1999
                                                ----------   ----------   ----------   ----------
                                                      (Restated)                (Restated)
                                                -----------------------   -----------------------
CUMULATIVE PREFERRED STOCK:
 Par value $100 per share,
 authorized 600,000 shares,
 outstanding -
  4 1/2% Series, 138,576 shares........         $   13,858   $   13,858   $   13,858   $   13,858
  4 1/4% Series, 60,000 shares.........              6,000        6,000        6,000        6,000
  5% Series, 50,000 shares.............              5,000        5,000        5,000        5,000
                                                ----------   ----------   ----------   ----------
 Ending balance........................             24,858       24,858       24,858       24,858
                                                ----------   ----------   ----------   ----------

COMMON STOCK:
 Beginning balance.....................            344,568      335,844      341,508      329,548
 Issuance of common stock..............              3,338        2,527        6,398        8,823
                                                ----------   ----------   ----------   ----------
 Ending balance........................            347,906      338,371      347,906      338,371
                                                ----------   ----------   ----------   ----------

PAID-IN-CAPITAL:
 Beginning balance.....................            826,524      801,860      820,945      775,337
 Issuance of common stock and other .               13,757        8,464       19,336       34,987
                                                ----------   ----------   ----------   ----------
 Ending balance........................            840,281      810,324      840,281      810,324
                                                ----------   ----------   ----------   ----------

RETAINED EARNINGS:
 Beginning balance.....................            714,588      776,823      679,880      810,617
 Net income............................             60,707       53,203      156,103       90,906
 Dividends on preferred stock..........               (282)        (282)        (846)        (847)
 Dividends on common stock.............            (20,854)     (36,464)     (77,897)    (107,396)
 Issuance of treasury stock............                  1            -       (3,080)           -
                                                ----------   ----------   ----------   ----------
 Ending balance........................            754,160      793,280      754,160      793,280
                                                ----------   ----------   ----------   ----------

ACCUMULATED OTHER COMPREHENSIVE
INCOME (NET):
 Beginning balance.....................             (1,934)        (397)      37,788        9,508
 Change in unrealized gain/(loss) on
  equity securities....................                 75      (65,591)     (70,691)     (80,618)
 Change in unrealized (loss)/gain on
  currency translation.................             (9,372)       1,879       (9,996)         338
 Income tax benefit....................              3,695       25,340       35,363       32,003
                                                ----------   ----------   ----------   ----------
 Ending balance........................             (7,536)     (38,769)      (7,536)     (38,769)
                                                ----------   ----------   ----------   ----------

TREASURY STOCK:
 Beginning balance.....................                (50)           -      (15,791)           -
 Issuance of treasury stock............                 50            -       24,978            -
 Purchase of treasury stock............                  -            -       (9,187)           -
                                                ----------   ----------   ----------   ----------
 Ending balance........................                  -            -            -            -
                                                ----------   ----------   ----------   ----------

TOTAL SHAREHOLDERS' EQUITY.............         $1,959,669   $1,928,064   $1,959,669   $1,928,064
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

     The change in estimate resulted in additional goodwill amortization for the three months ended September 30, 2000, of approximately $8.2 million. The resulting reduction to net income was $6.5 million. For the nine months ended September 30, 2000, the resulting additional goodwill amortization was $24.7 million, resulting in a reduction to net income of $19.5 million.

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

     The following represents a reconciliation from basic earnings per share to diluted earnings per share:

                                                                   Three Months Ended             Nine Months Ended
                                                                      September 30,                 September 30,
                                                                   ------------------             -----------------
                                                                     2000       1999                2000      1999
                                                                   -------    -------             -------   -------
                                                                   (Amounts in Thousands, Except Per Share Amounts)
BASIC EARNINGS PER SHARE:
 Earnings available for common stock
  before extraordinary gain............................            $  0.78    $  0.78             $  1.70   $  1.35
 Extraordinary gain....................................               0.09          -                0.62         -
 Cumulative effect of accounting change .                                -          -               (0.06)        -
                                                                   -------    -------             -------   -------
 Earnings available for common stock...................            $  0.87    $  0.78             $  2.26   $  1.35
                                                                   =======    =======             =======   =======

DILUTED EARNINGS PER SHARE:
 Earnings available for common stock
  before extraordinary gain............................            $  0.77    $  0.78             $  1.69   $  1.35
 Extraordinary gain....................................               0.09          -                0.62         -
 Cumulative effect of accounting change .                                -          -               (0.06)        -
                                                                   -------    -------             -------   -------
 Earnings available for common stock...................            $  0.86    $  0.78             $  2.25   $  1.35
                                                                   =======    =======             =======   =======

DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:
 Denominator for basic earnings per share
  - weighted average shares............................             69,382     67,554              68,619    66,766
 Effect of dilutive securities:
  Employee stock options...............................                  4          -                   1         -
  Restricted share awards..............................                224         40                 120        24
  Stock for compensation...............................                310          3                 132         4
                                                                   -------    -------             -------   -------
 Denominator for diluted earnings per share
  - weighted average shares............................             69,920     67,597              68,872    66,794
                                                                   =======    =======             =======   =======

     Restricted Cash: The company's restricted cash consists primarily of cash held in escrow pursuant to the terms of a pre-paid capacity and transmission agreement and certain letters of credit.

     Reclassifications: Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.


2.  RESTATEMENT OF FINANCIAL STATEMENTS

     Restatement Adjustments: Following extensive conversations between Protection One and the staff of the SEC, which have previously been disclosed, the company has restated its Consolidated Financial Statements for the periods as of December 31, 1999, 1998 and 1997, and for the years then ended to reflect restatements undertaken by Protection One. The company has also restated its interim financial statements included in this Form 10-Q/A. This restatement primarily relates to the amortization of customer accounts acquired and amounts allocated to obligations assumed in the Westinghouse Security Systems (WSS) acquisition. A description of the principal adjustments which comprise the restatement are as follows:

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

     The fourth adjustment reduces goodwill recorded as a result of a purchase price adjustment related to the WSS acquisition. Goodwill has been reduced by the amount of the claim of $33.8 million. A receivable had not originally been recorded for this claim. The change was made to establish this receivable which reduces recorded goodwill. The company entered into a comprehensive settlement agreement with Westinghouse in November 2000 and received $37.5 million.

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

     The current year impact of SAB 101 for the quarters ended March 31, June 30, and September 30, 2000 is a reduction to net income of $0.7 million, $0.9 million and $0.9 million, respectively, and an increase to deferred revenue of approximately $2.1 million, $2.3 million, and $2.0 million, respectively. The adjustment for this change in accounting method is unrelated to the other restatement adjustments described above and results solely from the requirements of SAB 101.

     A summary of the significant effects of these items has been reflected in the appropriate quarterly results as follows:

                                        As Previously Reported    Restatement Adjustments   Accounting Change        As Restated
                                        ----------------------    -----------------------  -------------------  --------------------
                                                     Per Share                  Per Share            Per Share             Per Share
                                         Amount       Amounts      Amount        Amounts    Amount    Amounts    Amount     Amounts
                                        --------     ---------    --------      ---------  --------  ---------  --------   ---------
                                                                (Dollars in thousands, except for per share amounts)
Net income before extraordinary gain
------------------------------------
     and accounting change
     ---------------------
For the nine months ended:
  September 30, 2000..................  $122,166     $    1.77    $ (2,330)     $   (0.04) $ (2,478) $   (0.03) $117,358   $    1.70
  September 30, 1999..................    88,247          1.31       2,659           0.04         -          -    90,906        1.35

Earnings available for common stock
-----------------------------------

For the nine months ended:
  September 30, 2000..................  $163,875     $    2.39(a) $(2,330)      $   (0.04) $ (6,288) $   (0.09) $155,257(b)$   2.26
  September 30, 1999..................    87,400        1.31        2,659            0.04         -          -    90,059       1.35


Net income before extraordinary gain
------------------------------------
 and accounting change
 ---------------------
For the three months ended:
  September 30, 2000................  $ 55,649   $    0.80   $   (778)   $ (0.01)   $   (880)   $   (0.01)   $ 53,991   $    0.78
  September 30, 1999................    49,010        0.72      4,193       0.06           -            -      53,203        0.78

Earnings available for common stock
-----------------------------------

For the three months ended:
  September 30, 2000................  $ 62,083   $    0.89   $   (778)   $ (0.01)   $   (880)   $   (0.01)   $ 60,425   $    0.87
  September 30, 1999................    48,728        0.72      4,193       0.06           -            -      52,921        0.78

(a)  Diluted earnings per average common share outstanding is $2.39.
(b)  Diluted earnings per average common share outstanding is $2.35.

     A summary of the significant effects of the restatement for the nine months ending September 30, 2000, and 1999 identified above is as follows:

                                                                                                    Accounting
                                                                   Restatement Adjustments            Change
                                                             ---------------------------------  -------------------
                                                                 WSS                  SAMCO       WSS
                                              As Previously  Accelerated   Special  Repurchase  Goodwill   SAB 101
                                                 Reported    Amortization  Charge   Obligation  Reduction  Adoption  As Restated
                                              -------------  ------------  -------  ----------  ---------  --------  -----------
At September 3O, 2OOO
---------------------
Property, plant and equipment...............  $   3,965,634  $          -  $     -  $        -  $       -  $ 10,822  $ 3,976,456
Customer accounts, net......................      1,037,136       (25,930)  12,750           -          -         -    1,023,956
Goodwill, net...............................      1,033,433             -        -     (13,278)   (29,861)        -      990,294
Other assets................................        410,754             -        -           -     33,772         -      444,526
Deferred income taxes and
 investment tax credits.....................        966,281        (9,078)   4,462      (4,648)     1,369    (1,592)     956,794
Minority Interests..........................        191,760        (1,434)   1,450      (1,475)       273      (782)     189,792
Retained earnings...........................        773,914       (15,414)   6,837      (7,158)     2,269    (6,288)     754,160

For the nine months ended September 3O, 2OOO
--------------------------------------------
Security sales..............................  $     419,319  $          -   $    -  $        -  $       -  $ (8,128) $   411,191
Security cost of sales......................        141,489             -        -           -          -    (4,366)     137,123
Depreciation and
 amortization...............................        317,038         6,209        -        (598)    (1,378)        -      321,271
Selling, general and
 administrative expense.....................        247,040             -        -           -          -      (445)     246,595
Minority interests..........................          3,830           617        -         (59)      (137)       86        4,337
Other income................................          1,036             -        -           -          -         -        1,036
Net income (loss) before
 extraordinary gain and
 accounting change..........................        122,166        (3,418)       -         329        759    (2,478)     117,358
Income tax expense (benefit)................         54,170        (2,173)       -         209        482      (753)      51,935
Earnings available for
 common stock...............................        163,875        (3,418)       -         329        759    (6,288)     155,257
Earnings per average common
 share outstanding..........................  $        2.39  $      (0.05)       -           -  $    0.01  $  (0.09) $      2.26



For the nine months ended September 3O, 1999
--------------------------------------------

Depreciation and
 amortization...............................  $     309,528  $     (3,923) $     -  $     (278) $    (633) $      -  $   304,694
Minority interests..........................          8,382          (393)       -         (28)       (63)        -        7,898
Net income (loss) before
 extraordinary gain and
 accounting change..........................         88,247         2,158        -         153        348         -       90,906
Income tax expense (benefit)................         22,357         1,372        -          97        222         -       24,048
Earnings available for
 common stock...............................         87,400         2,158        -         153        348         -       90,059
Earnings per average common
share outstanding...........................  $        1.31  $       0.03        -           -  $    0.01  $      -  $      1.35

     Prior to the restatement, during the third quarter of 1999, Protection One changed its amortization method for its customer account intangible assets from a straight-line to an accelerated method to more closely match future amortization cost with the estimated revenue stream from these assets. The effect of the change in accounting principle increased amortization expense reported in the third quarter of 1999 by $47 million. The change in the WSS customer account amortization method restates the results of 1997, 1998 and 1999 and thereby reduces the cumulative charge recorded in the third quarter of 1999.


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

     The new holding company will issue 55 million of its shares, subject to certain adjustments, to the company's shareholders and Westar Industries. Before any adjustments, the new holding company will have approximately 95 million shares outstanding, of which approximately 42.1% will be owned by former PNM shareholders and 57.9% will be owned by the company's shareholders and Westar Industries. The transaction is conditioned upon approval from both the company's and PNM's shareholders and customary regulatory approvals. The company and PNM expect the transaction to be completed within the next 12 to 15 months.

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


6. DEBT

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



     Maturities of the term loan through March 17, 2003, are as follows:

                                             Principal
                                              Amount
                   Year               (Dollars in Thousands)
                   -----------------------------------------
                   2000...................... $  3,000
                   2001......................    6,000
                   2002......................    6,000
                   2003......................  585,000

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

7. GAIN ON EXTINGUISHMENT OF DEBT

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


8. INCOME TAXES

     The company has recorded income tax benefits for the interim periods using the effective tax rate method. Under this method, the company computes the tax related to year-to-date income, except for significant unusual or extraordinary items, at an estimated annual effective tax rate. The company individually computes and recognizes, when the transaction occurs, income tax expense related to significant unusual or extraordinary items, such as the gain on marketable securities recorded in 2000. The company anticipates an effective annual tax rate of approximately 32.0% based on the effective tax rate method described above. The company's effective income tax rates for the three and nine months ended September 30, 2000, were 18.9% and 30.7% compared to 19.2% and 20.9% for the three and nine months ended September 30, 1999.

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


10. LEGAL PROCEEDINGS

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

Three Months Ended September 30, 2000:
                                                                                                   Eliminating\
                                            Fossil     Nuclear     Power     Monitored              Reconciling
                                          Generation  Generation  Delivery    Services    (1)Other     Items       Total
                                          ----------  ----------  --------  ------------  --------  -----------  ---------
                                                                        (Dollars in Thousands)
                                                                             Restated   Restated                 Restated
                                                                              Note 2     Note 2                   Note 2
External sales..........................  $  245,010  $        -  $377,745  $    136,405  $    386  $        16  $ 759,562
Internal sales..........................     169,117      27,940    85,492             -         -     (282,549)         -
Earnings before interest and taxes......      43,220      (5,731)  112,268       (19,778)   17,280       (5,829)   141,430
Interest expense........................                                                                            74,893
Earnings before taxes...................                                                                            66,537

Three Months Ended September 30, 1999:
                                                                                                   Eliminating/
                                            Fossil     Nuclear     Power     Monitored              Reconciling
                                          Generation  Generation  Delivery    Services    (2)Other     Items       Total
                                          ----------  ----------  --------  ------------  --------  -----------  ---------
                                                                        (Dollars in Thousands)
                                                                              Restated    Restated                Restated
                                                                               Note 2      Note 2                  Note 2
External sales..........................  $  148,251  $        -  $347,301  $    150,873  $    315  $         -  $ 646,740
Internal sales..........................     158,141      28,987    84,366             -         -     (271,494)         -
Earnings before interest and taxes......      82,383      (4,817)   94,084       (32,178)    5,438       (3,198)   141,712
Interest expense........................                                                                            75,876
Earnings before taxes...................                                                                            65,836

Nine Months Ended September 30, 2000:

                                                                                                  Eliminating/
                                           Fossil      Nuclear     Power    Monitored              Reconciling
                                         Generation  Generation  Delivery    Services    (3)Other     Items       Total
                                         ----------  ----------  --------  ------------  --------  -----------  ----------
                                                                       (Dollars in Thousands)
                                                                             Restated    Restated    Restated
                                                                              Note 2      Note 2      Note 2
External sales.........................  $  503,283  $        -  $872,296  $    411,191  $  1,072  $        26  $1,787,868
Internal sales.........................     432,942      86,733   223,395             -         -     (743,070)          -
Earnings before interest and taxes.....     154,061     (13,935)  154,280       (62,425)  166,023      (11,480)    386,524
Interest expense.......................                                                                            217,231
Earnings before taxes..................                                                                            169,293

Nine Months Ended September 30, 1999:
                                                                                                   Eliminating/
                                           Fossil      Nuclear     Power    Monitored              Reconciling
                                         Generation  Generation  Delivery    Services    (4)Other     Items       Total
                                         ----------  ----------  --------  ------------  --------  -----------  ----------
                                                                       (Dollars in Thousands)
                                                                             Restated    Restated                Restated
                                                                              Note 2      Note 2                  Note 2
External sales.........................  $  305,786  $        -  $826,488  $    447,967  $    968  $         1  $1,581,210
Internal sales.........................     421,493      78,803   224,048             -         -     (724,344)          -
Earnings before interest and taxes.....     176,304     (20,156)  133,557        (3,452)   57,040       (8,165)    335,128
Interest expense.......................         `                                                                  220,174
Earnings before taxes..................                                                                            114,954
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

                            WESTERN RESOURCES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


INTRODUCTION

     Unless the context otherwise indicates, all references in this report on Form 10-Q/A to the "company," "Western Resources," "we," "us" or "our" or similar words are to Western Resources, Inc. and its other wholly-owned subsidiaries.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in that 1999 Annual Report on Form 10-K/A-2 and should be read in conjunction with those reports.
In this section we discuss the general financial condition and operating results for Western Resources. We explain:

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

     The change in estimate resulted in additional goodwill amortization for the three months ended September 30, 2000, of approximately $8.2 million. The resulting reduction to net income was $6.5 million. For the nine months ended September 30, 2000, the resulting additional goodwill amortization was $24.7 million, resulting in a reduction to net income of $19.5 million.


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

     Basic earnings per share were $0.87 for the three months ended September 30, 2000, compared to $0.78 for the three months ended September 30, 1999. This increase was primarily because Protection One recorded the cumulative effect of a change in accounting principle relating to depreciation and amortization expense of $47.3 million in the third quarter of 1999. As discussed in our 1999 Annual Report on Form 10-K/A-2, Protection One and Protection One Europe changed their amortization methods from a 10-year straight line method to a 10-year declining balance method. Also contributing to the increase in earnings per share was the extraordinary gain of $6.7 million, net of tax of $3.6 million, on the retirement of Protection One bonds. Partially offsetting these increases was a change in the estimated life of goodwill, the impact of adopting SAB 101 and operating losses from our monitored services segment.

     Basic earnings per share were $2.26 for the nine months ended September 30, 2000, compared to $1.35 for the nine months ended September 30, 1999. This increase is primarily attributable to increased investment earnings from the sale of our investments in a gas compression company and other marketable securities, the extraordinary gain on the retirement of Protection One bonds, and improved electric operations. Partially offsetting these increases was a change in the estimated life of goodwill, the impact of adopting SAB 101 and operating losses from our monitored services segment. See "Monitored Services" below for further discussion of these factors and their overall impact.

Overview of Utility Operations

     The following table reflects the increases in electric sales volumes, excluding power marketing for the three and nine months ended September 30, 2000, from the comparable periods of 1999.

Three Months Ended September 30,

                                     2000    1999   % Change
                                    ------  ------  --------
                                       (Thousands of MWH)
 Residential......................   2,287   2,010      13.8%
 Commercial.......................   2,018   1,881       7.3%
 Industrial.......................   1,541   1,505       2.4%
 Other............................      26      26        - %
                                    ------  ------     -----
  Total retail....................   5,872   5,422       8.3%
 Wholesale........................   1,776   1,690       5.1%
                                    ------  ------     -----
  Total...........................   7,648   7,112       7.5%
                                    ======  ======     =====

Nine Months Ended September 30,
                                      2000    1999  % Change
                                    ------  ------  --------
                                       (Thousands of MWH)
 Residential......................   4,880   4,420      10.4%
 Commercial.......................   4,985   4,767       4.6%
 Industrial.......................   4,392   4,293       2.3%
 Other............................      80      80        - %
                                    ------  ------     -----
  Total retail....................  14,337  13,560       5.7%
 Wholesale........................   5,030   4,185      20.2%
                                    ------  ------     -----
  Total...........................  19,367  17,745       9.1%
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

     Business Segments - Utility Operations: The following table reflects key information for our electric utility business segments:

                              Three Months Ended    Nine Months Ended
                                 September 30,        September 30,
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

     Three Months Ended September 30, 2000, Compared to Three Months Ended September 30, 1999: External sales increased $30.4 million, or 9%. We experienced a 14% increase in residential sales volumes primarily due to a 26% increase in cooling degree days which increased the demand for power on our system. EBIT increased $18.2 million also due to higher retail sales volumes.

     Nine Months Ended September 30, 2000, Compared to Nine Months Ended September 30, 1999: External sales increased $45.8 million, or 6%. We experienced a 10% increase in residential sales volumes primarily due to a 26% increase in cooling degree days which increased the demand for power on our system. EBIT increased $20.7 million also due to higher retail sales volumes.

Monitored Services

     Protection One and Protection One Europe comprise our monitored services business. The results discussed below reflect monitored services on a stand-alone basis. These results do not take into consideration Protection One's minority interest of approximately 15% at September 30, 2000, and September 30, 1999.

                                 Three Months Ended       Nine Months Ended
                                    September 30,           September 30,
                                ---------------------   ---------------------
                                   2000       1999        2000        1999
                                ---------   ---------   ---------   ---------
                                            (Dollars in Thousands)
External sales................. $ 136,405   $ 150,873   $ 411,191   $ 447,967
EBIT...........................   (19,778)    (32,178)    (62,425)     (3,452)


     Three Months Ended September 30, 2000, Compared to Three Months Ended September 30, 1999: Sales decreased by $14.5 million primarily due to a decline in Protection One's average customer base. In North America, Protection One had a net decrease of 57,417 customers in the third quarter of 2000 as compared to a net decrease of 16,219 customers in the third quarter of 1999. The average customer base for the third quarters of 2000 and 1999 was 1,113,822 and 1,238,655, or a decrease of 124,833 customers. The decrease in customers is primarily attributable to the fact that Protection One's present customer acquisition strategies have not been able to generate accounts in a sufficient volume to replace accounts lost through attrition. Protection One does not expect its customer acquisitions to replace all accounts lost through attrition at least through the first half of 2001. Accordingly, Protection One's total customer base is likely to decline based upon historical rates of attrition which is likely to result in declining revenues. Protection

One's focus remains on the completion of its current infrastructure projects, the development of cost effective marketing programs, the development of its commercial business and the generation of positive cash flow. Protection One Europe had a net increase of 10,816 customers. The increase is primarily attributable to a greater number of salesmen.

     EBIT increased $12.4 million primarily because depreciation and amortization expense decreased $35.8 million. As discussed in our 1999 Annual Report on Form 10-K/A-2, Protection One and Protection One Europe changed their customer account amortization methods as of the third quarter in 1999 from a 10-year straight line method to a 10-year declining balance method for Protection One Europe and most of the North America accounts. The cumulative effect of this change in accounting principle was recorded in the third quarter of 1999 and amounted to approximately $40 million.

     EBIT was also affected by three other factors: 1) Sales decreased $14.5 million as discussed above, 2) Other income decreased because Protection One recorded a $17.2 million gain on the sale of Mobile Services in the third quarter of 1999, and 3) Protection One and Protection One Europe had increased goodwill amortization expense of $7.9 million because they changed their estimate of the useful life of goodwill from 40 years to 20 years.

     Nine Months Ended September 30, 2000, Compared to Nine Months Ended September 30, 1999: Sales decreased $36.8 million primarily due to a decline in Protection One's customer base. In North America, Protection One had a net decrease of 119,529 customers in the first nine months of 2000 as compared to a net increase of 34,498 customers in the first nine months of 1999. The average customer base for the first nine months of 2000 declined to 1,144,878 from 1,213,296 resulting in a net decrease of 68,418 customers. This decrease in customers is primarily attributable to the factors discussed above.

     EBIT decreased $59 million due to lower sales, higher cost of sales, and lower other income. Cost of sales increased $4.2 million due to increased compensation costs for additional personnel hired to improve the level of customer service at Protection One's monitoring stations, an increase in the cost of parts and materials, and increased vehicle costs. Other income decreased because Protection One recorded a $17.2 million gain on the sale of the Mobile Services Group in the third quarter of 1999.

     Depreciation and amortization expense did not materially change. The cumulative effect of the change in accounting principle of approximately $40 million recorded in the third quarter of 1999 was offset by increased amortization expense of $23.8 million associated with the change in estimate of the useful life of goodwill from 40 years to 20 years and higher depreciation expense of $10.2 million due to accelerated depreciation of Protection One's accounting systems installed in 1999. Protection One has decided to move to another accounting system in 2000 which is better suited for its needs.


OTHER RESULTS

     We have other sources of income and expense not directly related to our operations, as outlined below.


Other Income (Expenses)

     Three Months Ended September 30, 2000, Compared to Three Months Ended September 30,

1999: Other income decreased $13.2 million primarily due to the $17.2 million gain on the sale of the Mobile Services Group that Protection One recorded in the third quarter of 1999.

     Nine Months Ended September 30, 2000, Compared to Nine Months Ended September 30, 1999: The increase in other income is primarily related to a $91.1 million gain on the sale of our remaining investment in a gas compression company and a $24.5 million gain on the sale of other marketable securities. These increases were partially offset by a decrease in other income in the third quarter primarily due to the $17.2 million gain on the sale of Protection One's Mobile Services Group recorded in the third quarter of 1999.

Interest Expense

     Three Months Ended September 30, 2000, Compared to Three Months Ended September 30, 1999: We repaid long-term debt during 1999 and during the first and second quarters of 2000 causing long-term debt interest expense to decrease by $12.2 million for the third quarter. The repayments included $125 million of Western Resources' first mortgage bonds in 1999 and $262.3 million face value of Protection One bonds in the fourth quarter of 1999 and during the nine months ended September 30, 2000. These repayments were initially made with short-term debt. On June 28, 2000, we entered into a $600 million, multi-year term loan that increased our long-term debt balance. For more information on this term loan, see the Liquidity and Capital Resources section below.

     Short-term debt interest expense was $11.2 million higher due to increased short-term borrowings under our credit facilities.

     Nine Months Ended September 30, 2000, Compared to Nine Months Ended September 30, 1999: Our long-term debt interest expense decreased by $31.1 million because of reduced long-term debt as discussed above.

     Short-term debt interest expense was $28.1 million higher due to increased short-term borrowings under our credit facilities. The majority of this short-term debt was repaid in the third quarter of 2000 with proceeds from the $600 million term note.

Income Taxes

     We have recorded income tax benefits for the interim periods using the effective tax rate method. Under this method, we compute the tax related to year-to-date income, except for significant unusual or extraordinary items, at an estimated annual effective tax rate. We individually compute and recognize, when the transaction occurs, income tax expense related to significant unusual or extraordinary items, such as the gain on marketable securities recorded in 2000. We anticipate an effective annual tax rate of approximately 32.0% based on the effective tax rate method described above. Our effective income tax rates for the three and nine months ended September 30, 2000, were 18.9% and 30.7% compared to 19.2% and 20.9% for the three and nine months ended September 30, 1999.

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

     Maturities of the term loan through March 17, 2003, are as follows:

                                             Principal
                                              Amount
                   Year               (Dollars in Thousands)
                   -----------------------------------------
                   2000......................  $  3,000
                   2001......................     6,000
                   2002......................     6,000
                   2003......................   585,000


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

     The following represents a reconciliation from basic earnings per share to diluted earnings per share:

                                                            Three Months Ended           Nine Months Ended
                                                               September 30,               September 30,
                                                         --------------------------  --------------------------
                                                              2000        1999            2000        1999
                                                         ------------  ------------  ------------  ------------
                                                            (Amounts in Thousands, Except Per Share Amounts)
BASIC EARNINGS PER SHARE:
 Earnings available for common stock
  before extraordinary gain and
  accounting change....................................  $       0.78  $       0.81  $       1.70  $       1.35
 Extraordinary gain....................................          0.09             -          0.62             -
 Cumulative effect of accounting change................             -             -         (0.06)            -
                                                         ------------  ------------  ------------  ------------
 Earnings available for common stock...................  $       0.87  $       0.81  $       2.26  $       1.35
                                                         ============  ============  ============  ============

DILUTED EARNINGS PER SHARE:
 Earnings available for common stock
  before extraordinary gain and
  accounting change....................................  $       0.77  $       0.78  $       1.69  $       1.35
 Extraordinary gain....................................          0.09             -          0.62             -
 Cumulative effect of accounting change................             -             -         (0.06)            -
                                                         ------------  ------------  ------------  ------------
 Earnings available for common stock...................  $       0.86  $       0.78  $       2.25  $       1.35
                                                         ============  ============  ============  ============

DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:
 Denominator for basic earnings per share
   - weighted average shares............................         69,382        67,554        68,619        66,766
 Effect of dilutive securities:
   Employee stock options...............................              4             -             1             -
   Restricted share awards..............................            224            40           120            24
   Stock for compensation...............................            310             3           132             4
                                                             ----------    ----------    ----------    ----------
 Denominator for diluted earnings per share
   - weighted average shares............................         69,920        67,597        68,872        66,794
                                                             ==========    ==========    ==========    ==========

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

     None

ITEM 5.  OTHER INFORMATION
--------------------------

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a) Exhibits:

          Exhibit 12 -  Computation of Ratio of Consolidated Earnings
                        to Fixed Charges for Nine Months Ended
                        September 30, 2000-Restated (filed electronically)
          Exhibit 27 -  Financial Data Schedule-Restated (filed electronically)

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



                                        Western Resources, Inc.
                                        -----------------------



Date       February 2, 2001           By       /s/ JAMES A. MARTIN
    ---------------------------------   --------------------------------------
                                                  James A. Martin
                                               Senior Vice President
                                                   and Treasurer



Date       February 2, 2001           By       /s/ LEROY P. WAGES
    ---------------------------------   ------------------------------------
                                             Leroy P. Wages, Controller