Form 10-K405/A
period 2000-12-31
WESTERN RESOURCES INC /KS
filed 2001-04-30
CIK 54507

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock.

Common Stock, $5.00 par value                             84,460,817
-----------------------------                  -------------------------------
          (Class)                              (Outstanding at March 19, 2001)

                     Documents Incorporated by Reference:

                                     Document
                                     --------

                                     None

                            WESTERN RESOURCES, INC.
                               TABLE OF CONTENTS

                                                                        Page
                                                                        ----
PART I
     Item 1.   Business                                                    5

     Item 2.   Properties                                                 23

     Item 3.   Legal Proceedings                                          25

     Item 4.   Submission of Matters to a Vote of
                 Security Holders                                         26

PART II
     Item 5.   Market for Registrant's Common Equity and
                 Related Stockholder Matters                              26

     Item 6.   Selected Financial Data                                    27

     Item 7.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                               28

     Item 7A.  Quantitative and Qualitative Disclosures
                 About Market Risk                                        51

     Item 8.   Financial Statements and Supplementary Data                52

     Item 9.   Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                   96

PART III
     Item 10.  Directors and Executive Officers of the
                 Registrant                                               97

     Item 11.  Executive Compensation                                     99

     Item 12.  Security Ownership of Certain Beneficial
                 Owners and Management                                   107

     Item 13.  Certain Relationships and Related Transactions            109

PART IV
     Item 14.  Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K                                     112

     Signatures                                                          117

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


EMPLOYEES

     As of December 31, 2000, we had approximately 7,500 employees, of which approximately 5,000 were monitored service employees. We did not experience any strikes or work stoppages during 2000. Our current contract with the International Brotherhood of Electrical Workers extends through June 30, 2002. The contract covers approximately 1,400 employees.


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

Directors (Class II) - Term Expiring in 2OO1

     Gene A. Budig (61), 1999 (Dr. Budig also served as a director of the company from 1987 to 1998): Dr. Budig is Senior Advisor to the Commissioner of Baseball in New York, New York (since March 2000). Prior to that time, Dr. Budig was President of the American League of Professional Baseball Clubs. Dr. Budig is a director of the Harry S. Truman Library Institute, the Ewing Marion Kaufman Foundation, the Major League Baseball Hall of Fame and the Media Studies Center-Freedom Forum.

     John C. Nettels, Jr. (44), 2000: Mr. Nettels is a Partner with the law firm of Morrison & Hecker, L.L.P. in Overland Park, Kansas.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on our review of the copies of reports filed under Section 16(a) of the Exchange Act and written representations that no other reports were required, we believe that, during the fiscal year ended December 31, 2000, all required filings applicable to our executive officers, directors and owners of more than ten percent of our common stock were made and that such persons were in compliance with Exchange Act requirements.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

   The following table sets forth the compensation of the named executive officers for the last three completed fiscal years:

                           SUMMARY COMPENSATION TABLE

                                                                               Long Term Compensation
                                                Annual Compensation                    Awards
                                     ----------------------------------------  ----------------------
                                                                    Other      Restricted  Securities      All
                                                                    Annual       Stock     Underlying     Other
                                            Salary     Bonus     Compensation    Awards     Options    Compensation
Name and Principal Position          Year     $          $          $(1)         $(2)          #           $(3)
---------------------------          ----  --------  ----------  ------------  ----------  ----------  ------------
David C. Wittig                      2000   303,400   1,171,170       134,794   2,155,781      58,500       486,969
Chairman of the Board, President     1999   408,683          --       105,909   1,738,625     114,000     5,756,753
and Chief Executive Officer          1998   635,542     114,400        31,312   1,622,250     113,000        79,217

Douglas T. Lake                      2000   224,476     642,706        57,417   1,317,813       9,000       700,999
Executive Vice President,            1999   266,849          --        31,494     948,219      40,000       429,664
Chief Strategic Officer              1998   108,333      15,080         3,348     521,438      30,000       354,839

Carl M. Koupal, Jr.                  2000   290,740     427,078         9,847     930,000       9,000        48,318
Executive Vice President,            1999   307,020          --        13,045     612,313      28,000        42,327
Chief Administrative Officer         1998   250,125      36,720         4,258     502,125      28,000        31,610

Thomas L. Grennan                    2000   175,750     299,702        56,375     496,875       6,000        69,953
Executive Vice President,            1999   187,708          --        35,965     445,000      20,000        64,292
Electric Operations                  1998   163,000      47,481        31,840          --      12,000        17,761

Richard D. Terrill                   2000   188,849     299,750         8,311     740,219       2,700        36,576
Executive Vice President,            1999   180,000      28,400        12,448     361,563      16,000        36,224
General Counsel                      1998   130,667      17,160         3,919          --       9,000        17,177

(1) Other Annual Compensation for 2000 includes the following items: (a) payments for federal and state taxes associated with personal benefits and financial and tax planning (Mr. Wittig, $19,038, Mr. Lake, $18,095, Mr. Koupal, $2,036, Mr. Grennan, $7,446, and Mr. Terrill, $904); (b) interest (in excess of the applicable federal long term interest rate) on deferred compensation (Mr. Wittig, $30,665, Mr. Koupal, $2,705, Mr. Grennan, $36,249, and Mr. Terrill, $1,566); and (c) value of discounts received on stock compensation (Mr. Wittig, $85,091, Mr. Lake, $39,322, Mr. Koupal, $5,106, Mr. Grennan, $12,680, and Mr. Terrill, $5,841).

(2) The aggregate Restricted Share Units ("RSUs") held by each of the named executive officers as of December 31, 2000, were as follows: Mr. Wittig, 335,095; Mr. Lake, 149,548; Mr. Koupal, 118,282; Mr. Grennan, 60,515; and
     Mr. Terrill, 69,858. Based on the closing price of our common stock on December 29, 2000 ($24.8125 per share), the RSUs had an aggregate value on that date of: $8,314,545; $3,710,660; $2,934,872; $1,501,528; and
     $1,733,352, respectively. This value may not represent the ultimate value of such RSUs to the employee or the company. Dividend equivalents are paid on the RSUs from the date of grant. See the Human Resources Committee Report for a discussion of vesting of these RSUs.

(3) All Other Compensation for 2000 includes the following items: (a) company contributions under our 401(k) savings plan, a defined contribution plan (Mr. Wittig, $5,044, Mr. Lake, $3,380, Mr. Koupal, $4,505, Mr. Grennan, $3,515, and Mr. Terrill, $5,100); (b) premiums paid on term life insurance policies (Mr. Wittig, Mr. Lake and Mr. Koupal, $853 each, Mr. Grennan, $688, and Mr. Terrill, $575); (c) imputed income on split dollar life insurance policies (Mr. Wittig, $40,852 and Mr. Koupal, $15,460); (d) value of shares received under our Stock for Compensation Program in lieu of compensation (Mr. Wittig, $440,220, Mr. Lake, $203,424, Mr. Koupal, $27,500, Mr. Grennan, $65,750, and Mr. Terrill, $30,901); and (e) $493,342
     paid to Mr. Lake under the terms of a letter agreement entered into when he joined us.


                      OPTIONS GRANTED IN LAST FISCAL YEAR

                           Number of
                          Securities
                          Underlying        % of Total Options     Exercise or
                       Options Granted #   Granted to Employees     Base Price                              Grant Date
Name                          (1)             in Fiscal Year        ($/share)     Expiration Date (1)    Present Value (2)
----                   -----------------   ---------------------  --------------  --------------------  -------------------
David C. Wittig                    58,500                  9.31%       $15.3125    January 26, 2010               $125,190
Douglas T. Lake                     9,000                  1.43%       $15.3125    January 26, 2010               $ 19,260
Carl M. Koupal, Jr.                 9,000                  1.43%       $15.3125    January 26, 2010               $ 19,260
Thomas L. Grennan                   6,000                  0.96%       $15.3125    January 26, 2010               $ 12,840
Richard D. Terrill                  2,700                  0.43%       $15.3125    January 26, 2010               $  5,778

(1) In 2000, current employees were offered the opportunity to exchange their stock options for RSUs of approximately equal economic value as determined by an independent compensation consultant. On September 1, 2000, each of the named executive officers elected to exchange the above-listed stock options for RSUs.

(2) The grant date valuation was calculated using the Black-Scholes option pricing model, and assumptions called for by paragraph 19 and Appendix B of Financial Accounting Standard 123. This calculation does not necessarily follow the same method and assumptions that we use in valuing long term incentives for other purposes. Please refer to the Human Resources Committee Report for a description of the 1996 Long Term Incentive and Share Award Plan.

                                                                  January 26, 2010
                                                                  ----------------
             Annualized stock volatility:                              26.45%
             Time of exercise (option term):                           10 years
             Risk free interest rate:                                  4.88%
             Stock price at grant date and exercise price:             $13.3125
             Average dividend yield:                                   6.87%
             Vesting restrictions:                                     3 years *

     * One third of options were to become exercisable at each anniversary date for three years.


RETIREMENT PLANS

        We maintain a qualified non-contributory defined benefit pension plan and a non-qualified supplemental retirement plan for certain of our management employees, including executive officers, who are selected by our Human Resources Committee of the Board of Directors. Benefits payable from the qualified pension plan are limited by provisions of the Internal Revenue Code of 1986, as amended (the "Code"). The non-qualified supplemental retirement plan provides for the payment of retirement benefits in addition to those provided under the qualified pension plan.

        The following table sets forth the estimated annual benefits payable to the named executive officers upon specified remuneration based on age 65 as of January 1, 2001. The amounts presented do not take into account any reduction for joint and survivorship payments.

         ANNUAL PENSION BENEFIT FROM QUALIFIED AND NON-QUALIFIED PLANS

      Average Applicable                                        Average Applicable
         Compensation                Pension Benefit               Compensation                Pension Benefit
         ------------                ---------------               ------------                ---------------
           $150,000                     $ 92,550                    $1,150,000                     $709,550
           $200,000                     $123,400                    $1,200,000                     $740,400
           $250,000                     $154,250                    $1,250,000                     $771,250
           $300,000                     $185,100                    $1,300,000                     $802,100
           $350,000                     $215,950                    $1,350,000                     $832,950
           $400,000                     $246,800                    $1,400,000                     $863,800
           $450,000                     $277,650                    $1,450,000                     $894,650
           $500,000                     $308,500                    $1,500,000                     $925,500
           $550,000                     $339,350                    $1,550,000                     $956,350
           $600,000                     $370,200                    $1,600,000                     $987,200
           $650,000                     $401,050                    $1,650,000                   $1,018,050
           $700,000                     $431,900                    $1,700,000                   $1,048,900
           $750,000                     $462,750                    $1,750,000                   $1,079,750
           $800,000                     $493,600                    $1,800,000                   $1,110,600
           $850,000                     $524,450                    $1,850,000                   $1,141,450
           $900,000                     $555,300                    $1,900,000                   $1,172,300
           $950,000                     $586,150                    $1,950,000                   $1,203,150
           $1,000,000                   $617,000                    $2,000,000                   $1,234,000
           $1,050,000                   $647,850                    $2,050,000                   $1,264,850
           $1,100,000                   $678,700                    $2,100,000                   $1,295,700

   The supplemental retirement plan provides a retirement benefit at or after age 65, or upon disability prior to age 65, in an amount equal to 61.7% of final three-year average cash compensation (including share awards under the Stock for Compensation Program) and annual incentive bonuses, reduced by the benefits under the qualified pension plan (but not social security benefits), such amount to be paid to the employee or his designated beneficiaries for the employee's life with a 15-year term certain. The percentage of final three-year average compensation to be paid commencing at age 65, before reduction for qualified pension plan benefits, is 50% for a person retiring at age 50 increasing to 61.7% at age 65. An employee retiring at or after age 50, but before age 65, may receive a reduced benefit, payable in the same form commencing prior to age 65. The age 65 benefits are reduced by 5% per year if commenced prior to age 60, but no earlier than age 50. The supplemental plan vests 10% per year after five years of service until fully vested with 15 years of service or at age 65. Under the qualified plan, full vesting occurs after 5 years of service. The supplemental plan also pays a death benefit if death occurs before retirement, equal to 50% of the employee's previous three year average compensation (or the vested retirement benefit percentage, whichever is higher) to his or her beneficiary for fifteen years following his or her death. All of the individuals listed in the compensation table are covered by the qualified and supplemental retirement plans. In the event of a change in control of the company, participants may be deemed to be 65 years of age as of the date of such change in control for purposes of vesting and benefits.

   The years of service as of January 1, 2001 for the named executive officers are as follows: Mr. Wittig, six years; Mr. Lake, two years; Mr. Koupal, nine years; Mr. Grennan, twenty-seven years; and Mr. Terrill, twenty-one years.


SPLIT DOLLAR LIFE INSURANCE PROGRAM

   We established a split dollar life insurance program for our benefit and for the benefit of certain of our officers, including executive officers. Under the split dollar life insurance program, we purchase a life insurance policy on the insured's life and, upon termination of the policy or the insured's death, the insured's beneficiary is entitled to a death benefit in an amount equal to the face amount of the policy reduced by the greater of (i) all premiums paid by us and (ii) the cash surrender value of the policy, which amount, at the death of the insured or termination of the policy, as the case may be, will be returned to us. We retain an equity interest in the death benefit and cash value of the policy to secure this repayment obligation.

   Subject to certain conditions, beginning on the earlier of (i) three years from the date of the policy or (ii) the first day of the calendar year next following the date of the insured's retirement, the insured is allowed to transfer to us from time to time, in whole or in part, his interest in the death benefit under the policy at a discount equal to $1 for each $1.50 of the portion of the death benefit for which the insured may designate the beneficiary, subject to adjustment if the participant does not retire within six months of the date of agreement based on the total return to shareowners from the date of the policy. Any adjustment would result in an exchange of no more than $1 for each $1 of death benefit nor less than $1 for each $2 of death benefit. At March 31, 2001, our liability under this program was approximately $19 million. The program has been designed such that upon the insured's death we will recover our premium payments from the policy and any amounts paid by us to the insured for the transfer of his interest in the death benefit.


COMPENSATION OF DIRECTORS

   Each director who is not also our employee receives an annual cash retainer fee of $25,000, paid quarterly, an annual stock award of $18,500, and an annual restricted share unit award of $19,000. The restricted share unit award vests ratably over three years from the date of grant. The fee paid for attendance at each meeting held by the Board of Directors is $1,200 and $600 for each meeting held by telephone conference. The fee paid for attendance at each committee meeting is $1,000 and $600 for each meeting held by telephone conference. Directors are also reimbursed for expenses incurred by them which are incidental to attending meetings of the Board of Directors and committees of the Board of Directors.

   Pursuant to our Outside Directors' Deferred Compensation Plan (the "Deferred Compensation Plan"), an outside director may elect to defer all or a portion of his or her retainer and/or meeting fees. The Deferred Compensation Plan is a voluntary participation plan. The Deferred Compensation Plan is administered by
the Human Resources Committee of our Board of Directors.   In addition, an
outside director may elect to have all or a portion of any cash fees paid in stock pursuant to the 1996 Long Term Incentive and Share Award Plan.


                        HUMAN RESOURCES COMMITTEE REPORT

     The executive compensation programs of Western Resources, Inc. (the "Company") are administered by the Human Resources Committee of the Board of Directors (the "Committee"), which is composed of three non-employee directors. The Committee reviews and approves all issues pertaining to executive compensation. The objective of the Company's three compensation programs (base salary, short term incentive, and long term incentive) is to provide compensation which enables the Company to attract, motivate and retain talented and dedicated executives, foster a team orientation toward the achievement of business objectives, and directly link the success of our executives with that of our shareholders.

     The Company extends participation in its long term and short term incentive programs to certain key employees in addition to executive officers based on their potential to contribute to increasing shareholder value.

     In structuring the Company's compensation plans, the Committee takes into consideration Section 162(m) (which disallows the deduction of compensation in excess of $1,000,000 except for certain payments based upon performance goals) of the Internal Revenue Code and other factors the Committee deems appropriate. As a result, some of the compensation under the Company's compensation plans may not be deductible under Section 162(m).

Base Salary Compensation
------------------------

     A base salary range is established for each executive position to reflect the potential contribution of each position to the achievement of the Company's business objectives and to be competitive with the base salaries paid for comparable positions in the national market by diversified consumer services companies, with emphasis on electric energy and monitored security services with annual total revenues comparable to ours. Some, but not all, of such companies are included in the Standard & Poor's Electric Companies Index. The Company utilized industry information for compensation purposes. Not all companies comprising such index participate in making available such industry information. In addition, the Company considers information about other companies with which the Committee believes the Company competes for executives, but which are not part of such industry information. The mid-point for each base salary range is intended to approximate the average base salary for the relevant position in the national market. Industry surveys by national industry associations are the primary source of this market information. The Committee also utilizes the services of an independent compensation consultant to provide national market data for executive positions and to evaluate the appropriateness of the Company's executive compensation and benefit programs.

     Within the established base salary ranges, actual base salary is determined by the Company's financial performance in relation to attainment of specific goals, such as earnings-per-share and total return to shareholders, and a subjective assessment of each executive's achievement of individual objectives and managerial effectiveness. The Committee annually reviews the performance of the chairman of the board, president and chief executive officer and other executive officers. The Committee, after consideration of the Company's financial performance, and such other subjective factors as the Committee deemed appropriate for the period being reviewed, established the base compensation of such officers.

     In reviewing the annual achievement of each executive and setting the new base annual salary levels for 2000, the Committee considered each individual's contribution toward meeting the board-approved budgeted financial plan for the previous year, total return to shareholders, earnings per share, customer satisfaction, compliance with the Company's capital financial plan, the Company's budgets, the individual's management effectiveness and the individual's base compensation compared to the national market.

Annual Incentive Compensation
-----------------------------

     All executive officers are eligible for annual incentive compensation.

     The primary form of short term incentive compensation is the Company's Short Term Incentive Plan for employees selected by the Committee, including the named executive officers, who have an opportunity to directly and substantially contribute to the Company's achievement of short term objectives. Short term incentives are structured so that potential compensation is comparable with short term compensation granted to comparable positions in the national market. Short term incentives are targeted to approximate the median in the national market. Some, but not all, of such companies are included in the Standard & Poor's Electric Companies Index.

     Mr. Wittig was eligible for an annual short term incentive target of 90% of base salary. Other participants are eligible for annual short term incentive targets ranging from 15% to 80% of base salary. For executive officers 20% of the annual incentive is tied to the attainment of individual goals and management skills. The balance is based upon the Company's achievement of financial goals established annually by the Committee. Awards in excess of the targets may be payable if the financial goals set by the Committee are exceeded. The Committee may grant performance based awards to the chief executive officer and the other four most highly compensated officers of the Company who are or may be subject to Section 162(m) of the Code without being subject to the $1 million limitation or deductibility for federal income tax purposes.

     Changes in annual incentive compensation to the named executive officers in 2000 compared to 1999 resulted from an individual's relative attainment of his or her goals and our substantially exceeding our earnings per share and shareholder value goals.

Long Term Incentives
--------------------

     Long term incentive compensation is offered to employees who are in positions which can affect the Company's long term success through the formation and execution of its business strategies. The Long Term Incentive and Share Award Plan (the "Plan") is the principal method for long term incentive compensation, and compensation thereunder currently takes the form of dividend equivalents and restricted share unit grants. The purposes of long term incentive compensation are to: (1) focus key employees' efforts on performance which will increase value of the Company to its shareholders; (2) align the interests of management with those of the Company's shareholders; (3) provide a competitive long term incentive opportunity; and (4) provide a retention incentive for key employees.

     The Plan has been established to advance the Company's interests and its shareholders by providing a means to attract, retain, and motivate employees and directors upon whose judgment, initiative and effort the Company's continued success, growth, and development is dependent.

     All non-union employees are eligible for grants under the Plan. Under the Plan, stock based awards are provided to such participants and in such amounts as the Committee deems appropriate. The number and form of awards vary on the basis of position and pay grade. The level of total compensation for similar executive positions in companies considered comparable by the Committee was used as a reference in establishing the level of dividend equivalents and restricted share units for the Company's executives.

     The use of restricted share units and stock grants as a significant component of compensation creates a strong and direct linkage between the financial outcomes of the employees and the shareholders. Dividend equivalents are also granted. The value of a single dividend equivalent is equal to the dividends that would have been paid or payable on a share from the date of grant. Restricted share units require the continued employment of the executive for four years unless the executive's employment terminates due to retirement, death, disability, termination without cause by us, for good reason by the executive or a change in control of the Company. Dividends are paid on the restricted share units from the date of grant.

     In April 1999, the Committee adopted a Stock for Compensation Program which allows the Company's executive officers and other key employees to receive up to a specified percentage of base compensation in the form of restricted share units. The percentage of base compensation allowed to be paid in restricted share units ranges from approximately 5% to approximately 60% depending on the salary of the individual. Restricted share units are valued based upon 85% of the closing price for the Company's common stock on the date of grant. Dividend equivalents are paid on such restricted share units. In 2000, Mr. Wittig elected to receive approximately 60% of his base compensation in restricted share units under the program.

     In addition, during 2000 the Committee allowed all current employees to exchange outstanding stock options and dividend equivalents for restricted share units with approximately equal value as determined by an independent compensation consultant. The named executive officers exchanged 605,625 stock options with dividend equivalents for 161,398 restricted share units. Of these, Mr. Wittig exchanged 360,500 stock options for 96,895 restricted share units. These restricted share units vest ratably over a three year period.

     In the event of a change in control, stock options, dividend equivalents and restricted shares may accelerate and vest with performance criteria deemed satisfied.

Chief Executive Officer
-----------------------

     Mr. Wittig's base salary and his annual short term incentive compensation are established annually. In recommending the base salary to be effective July 1, 2000, while not utilizing any specific performance formula and without ranking the relative important of each factor, the Committee took into account relevant salary information in the national market and the Committee's subjective evaluation of Mr. Wittig's overall management effectiveness in his position as Chairman of the Board, President and Chief Executive Officer of the Company and his achievement of individual goals. Factors considered included his continuing leadership of the Company and his contribution to strategic direction, management of change in an increasingly competitive environment, management of operations, and the overall productivity of the Company. The Committee also took into account the recommendations made by an independent compensation consultant. Mr. Wittig's base salary, including compensation received under the Stock for Compensation Program, was not changed in 2000.

     With respect to Mr. Wittig's 2000 short term incentive compensation, the Committee took into account the above performance factors and the Company substantially exceeding its earnings per share and shareholder value goals. The long term incentive compensation of Mr. Wittig included stock options, dividend equivalents and restricted share units granted based upon the factors described under Long Term Incentives above.

                         Western Resources, Inc. Human Resources Committee

                         Frank J. Becker,         Gene A . Budig
                         Chairman                 John C. Dicus


EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

     We have entered into employment agreements with the named executive officers and one other officer, each of which contains change in control provisions, and change in control agreements with other officers and key employees. The agreements have three year terms with an automatic extension of one year on each anniversary, unless prior notice is given by the officer or by us. The agreements are intended to insure the officers' continued service and dedication to us and to ensure their objectivity in considering on our behalf any transaction which would result in a change in control of the Company.

     Under the employment agreements, an officer is entitled to benefits, if his or her employment is terminated by us other than for Cause or upon death, disability, or retirement; or by the officer for Good Reason, each as defined in the agreements. Under the change in control agreements, benefits are provided for such termination only if it occurs within two years of a change in control. Under the employment agreements, benefits would also be provided if the officer were to terminate his or her employment, regardless of the reason, within 90 days of a change in control or if, in connection with a change in control, the officer were to leave our employ and become an employee of a former subsidiary which is then a separate, publicly-traded company. A termination that would result in payments becoming payable is referred to as "Qualifying Termination." For a discussion of the pending acquisition of us by PNM and a proposed separation of our electric utility and non-electric utility businesses, see Note 2 to Notes to Consolidated Financial Statements.

     The employment agreements provide for annual salaries at the executive's base salary on September 19, 2000, the date of the agreements, with annual reviews by the Board of Directors, and participation in all employee benefit and incentive plans, programs and perquisites offered to our senior executives and reimbursement of business expenses. In addition to performing their duties, the executives have also agreed to keep certain company information confidential, not to solicit certain employees to leave our employ, and not to disparage us or our representatives.

     Upon a Qualifying Termination, we, or our successor, must make a lump-sum cash payment to the officer, in addition to any other compensation to which the officer is entitled, of two (2.99 in the case of certain officers, including the named executive officers) times the higher of such officer's base salary and 90% of the position's job value ("Adjusted Salary"); two (2.99 in the case of certain officers, including the named executive officers) times the higher of the highest bonus paid to such officer for the last three fiscal years and the officer's target bonus ("Bonus Amount"); and for officers not participating in our executive salary continuation plan, the actuarial equivalent of the excess of the officer's accrued pension benefits, computed as if the officer had two additional years of benefit accrual service, over the officer's vested accrued pension benefits utilizing the officer's current salary without regard for any salary limits imposed for qualified pension plans.

     In addition, we must offer health, disability and life insurance coverage to the officer and his or her dependents on the same terms and conditions that existed immediately prior to the termination for two (three in the case of certain officers, including the named executive officers) years, or, if earlier, until such officer is covered by equivalent benefits, continuation of financial and legal counseling services, participation in our matching gift program for two (three in the case of certain officers, including the named executives) additional years, and outplacement services. The employment agreements also provide for additional payments, if required, to make the individuals whole for any excise tax imposed under Section 4999 of the Internal Revenue Code, to pay certain relocation costs within eighteen months of the officer's termination of employment, and provision of retiree medical benefits.

     In the event of a Qualifying Termination, dividend equivalents, restricted share units and other stock based incentives or compensation accelerate and vest and restrictions or performance criteria lapse.

     Our Executive Salary Continuation Plan described under "Annual Pension Benefit from Qualified and Non-Qualified Plans" provides supplemental retirement benefits to designated participants, including the named executive officers.
The plan provides in the event of a change in control, all active participants in the plan will be deemed to be 65 years of age for purposes of determining the maximum percentage of retirement benefits and 100% vesting of such benefits with benefits commencing not earlier than age 50. The employment agreements for six executive officers, including the named executive officers, provides that full benefits under the plan shall commence immediately upon a Qualifying Termination and shall be calculated using the officer's Adjusted Salary and Bonus Amount.

     Under the employment agreements, if the officer is entitled to benefits under any split dollar life insurance agreement, a Qualifying Termination will result in the vesting of the base amount benefit (as defined in the split dollar agreement) under the program. Upon a Qualifying Termination, benefits payable under the split dollar life insurance program are required to be deposited into a rabbi trust. In addition, any unvested deferred compensation will be fully vested and, with respect to Mr. Terrill's benefits under deferred compensation agreements with KGE, the present value of such benefits are payable upon a Qualifying Termination.

     "Cause" is defined as the willful and continued failure to perform substantially his or her duties or the willful engaging in illegal conduct demonstrably and materially injurious to us. "Good Reason" is defined as any material and adverse change in the executive's position or responsibilities; a reduction in base salary, annual target bonus opportunity or targeted long term incentive value; relocation; reduction in benefits; or termination of the agreement.

     Mr. Lake's agreement with us relating to his initial employment provides for a payment of $1 million on September 15, 2002 if he remains in our employ or is terminated by us without Cause or by Mr. Lake for Good Reason. Upon a Qualifying Termination, this payment will become due on the date of termination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

   The following information is furnished with respect to the beneficial owners of more than 5% of our common stock as of April 26, 2001.

Name and Address of Beneficial Owner      Amount and Nature of Beneficial Ownership        Percent of Class
------------------------------------      -----------------------------------------        ----------------
Westar Industries, Inc. (1)                         14,368,996 shares                            20.4% (2)
818 S. Kansas Avenue
Topeka, KS 66612

OZ Management, LLC (3)                              7,678,000 shares                              9.1%
9 West 57th Street, 39th Floor
New York, NY 10019

Wallace R. Weitz and Company (4)                    5,174,300 shares                              7.4%
1125 S. 103rd Street, Suite 600
Omaha, NE 68124-6008

(1) Westar Industries, Inc. ("Westar") is our wholly-owned subsidiary. We have shared investment power with respect to, and are deemed under Rule 13d-3 of the Securities Exchange Act of 1934, as amended, to beneficially own these shares. Under Kansas law, the shares held by Westar are non-voting shares as long as Westar remains our subsidiary.
(2) The percent is calculated pursuant to Section 13(d)(4) of the Securities Exchange Act which excludes shares held by the issuer or any subsidiary from outstanding shares. The percent is 16.9% if the shares held by Westar Industries, Inc. are included in outstanding shares.
(3) As reported in a Schedule 13G filing with the Securities and Exchange Commission on April 25, 2001.
(4) As reported in a Schedule 13G/A filing with the Securities and Exchange Commission on February 2, 2001.

Change Of Control

   Pursuant to an agreement entered into on November 8, 2000, by Public Service Company of New Mexico ("PNM") and us, PNM will acquire our electric utility businesses in a stock for stock transaction. Under the terms of the agreement, both we and PNM will become subsidiaries of a new holding company. The agreement is subject to shareholder and regulatory approvals and other conditions to closing. For a discussion of this transaction see Note 2 to Notes to Consolidated Financial Statements.

                        SECURITY OWNERSHIP OF MANAGEMENT

   The following information is furnished with respect to each of our current directors and named executive officers individually, and with respect to our current directors and executive officers as a group, as to ownership of shares of our common stock, and the common stock of Protection One, Inc. ("Protection One"), our indirect subsidiary, as of March 31, 2001.

                                                       Amount and Nature of                                   Amount and Nature of
                                                     Beneficial Ownership of          Percentage of          Beneficial Ownership of
Name of Beneficial Owner                           Western Resources Stock (1)          Ownership           Protection One Stock (2)
------------------------                           ---------------------------          ---------           ------------------------
Frank J. Becker                                           31,568 (3)                       (4)                   26,500 (5)
Gene A. Budig                                              8,630                           (4)                        0
Charles Q. Chandler, IV                                    2,661                           (4)                    2,222 (6)
John C. Dicus                                              6,255 (7)                       (4)                        0
Thomas L. Grennan                                         97,911 (8)                       (4)                        0
Carl M. Koupal, Jr.                                      175,320 (8)                       (4)                        0
Douglas T. Lake                                          274,423 (8)                       (4)                        0

Owen F. Leonard                                           22,359                           (4)                        0
John C. Nettels, Jr.                                       4,017 (9)                       (4)                   10,500 (6)(9)
Louis W. Smith                                            14,944                           (4)                        0
Richard D. Terrill                                       109,891 (8)(10)                   (4)                        0

David C. Wittig                                          757,299 (8)(11)                 1.08%                        0
All directors and executive officers as a
 group (14 individuals)                                1,595,439 (12)                    2.28%                   39,222 (13)

(1) No director or executive officer owns any of our equity securities other than our common stock. Includes beneficially owned shares held in employee savings plans and shares deferred under the Long Term Incentive and Share Award Plan, the Stock for Compensation Program, and the Outside Directors' Deferred Compensation Plan.
(2) Each individual and the group owns less than one percent of the outstanding shares of Protection One's common stock. No director or executive officer owns any equity securities of Protection One other than Protection One's common stock.
(3) Includes 3,400 shares held in trusts, of which Mr. Becker is a co-trustee with voting and investment power and excludes stock held in trust by Douglas County Bank, of which Mr. Becker is a director.
(4)  Owns less than one percent of the outstanding shares of our common stock.
(5) Includes 5,000 shares held in a trust in which Mr. Becker has shared investment and voting power.
(6) Includes stock options exercisable currently or within sixty days: Mr. Chandler, 2,222 shares; and Mr. Nettels, 7,500 shares.
(7) Includes 500 shares held by Mr. Dicus' spouse, not subject to his voting or investment power.
(8) Includes RSUs as follows: Mr. Grennan, 83,333; Mr. Koupal, 160,051; Mr. Lake, 207,625; Mr. Terrill, 101,604; Mr. Wittig, 444,320; and 80,192 RSUs
     granted to other executive officers in the group.
(9) Includes 500 shares held in a trust in which Mr. Nettels has shared investment and voting power.
(10) Includes 17 shares held by Mr. Terrill's son, not subject to his voting or investment power.
(11) Includes 31,080 shares held by Mr. Wittig's spouse, not subject to his voting or investment power.
(12) Includes shares referred to in items (1), (3) and (7) through (11) above.
(13) Includes shares referred to in items (2), (5), (6) and (9) above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

TRANSACTIONS BETWEEN WESTAR INDUSTRIES, INC. ("WESTAR") AND THE COMPANY

     Westar has entered into an asset allocation and separation agreement (the "allocation agreement") with us that provides for the allocation of assets and liabilities between us and Westar. The allocation agreement divides non-tax assets and liabilities substantially on a corporate organizational basis such that the assets and liabilities of Westar and its subsidiaries (as reflected on its balance sheet) will remain assets and liabilities of Westar and its subsidiaries and our assets and liabilities and our subsidiaries (other than Westar and its subsidiaries) will remain assets and liabilities of ours. Tax assets and liabilities are not treated in the allocation agreement, but rather are addressed in a separate tax disaffiliation agreement (which is described below). Certain additional assets and liabilities relating to the unregulated business will be transferred from us to Westar, including certain smaller companies, certain legal claims, and certain interests in leased facilities. Westar will also assume liability for any discontinued non-utility operations from and after January 1, 1995. We will retain all liabilities associated with our former gas business and electric utility business, including any marketing and other related service businesses.

     The allocation agreement also provides the terms for repayment of a receivable in the amount of approximately $117.6 million at March 31, 2001 owed to Westar by us. The receivable will be increased by additional cash advances by Westar to us, including the advance of the net proceeds of the rights offering. Immediately prior to the closing of the PNM merger, Westar will elect to convert the then outstanding balance of the receivable into: (1) our convertible preference stock; (2) shares of Westar's common stock currently held by us at a price based on the average market prices for the 20 trading days preceding conversion, but not less than the subscription price for the rights offering or
(3) shares of our common stock at a price based on the average market prices for the 20 trading days preceding conversion. On February 28, 2001, Westar converted $350 million of the then outstanding balance of the receivable into approximately 14.4 million shares of our common stock, representing approximately 17% of our outstanding common stock.

     Under the allocation agreement, immediately prior to the closing of the PNM merger, we will split-off our then interest in Westar to our shareholders. Prior to the split-off, Westar and we will enter into a tax disaffiliation agreement, which will set forth each party's rights and obligations with respect to payments and refunds, if any, of federal taxes for periods before and after the split-off and related matters such as the filing of federal tax returns and the conduct of audits or other proceedings involving claims made by the Internal Revenue Service. This agreement will remain in force for the full period of any statute of limitations. Under the tax disaffiliation agreement, Westar will assume sole responsibility of any (i) tax liability assessed to the extent attributable to Westar or any corporation that will be a member of the consolidated group of which Westar is the common parent immediately after the distribution (the "Westar Group") and (ii) tax liability resulting from the breach by Westar or any member of the Westar Group of certain representations and covenants that Westar has provided to us relating to the distribution. An indemnity arises under the tax disaffiliation agreement only to the extent that the tax liability results in a cash payment to a tax authority.

     We will provide management and administrative services to Westar under a shared services agreement which will be entered into immediately following the closing of the proposed rights offering. This agreement may be terminated by giving one year's notice, which following the closing of the PNM merger may not be given prior to the first anniversary of the closing of the PNM merger. The services to be provided by us, through our employees, will include financial reporting, accounting, legal, auditing, tax, office services, payroll and human resources, as well as management consulting services. Westar will pay us for these services at various hourly charges and negotiated fees and will reimburse us for out-of-pocket expenses.

     Westar will enter into a stock purchase option agreement with us that will grant Westar an option to purchase our interest in an electric power plant near Joplin, Missouri under joint development with the Empire District Electric Company. The plant is scheduled to commence operations in June 2001. Our interest in the power plant is held by Westar Generating, Inc. ("Westar Generating"), our subsidiary. The purchase option granted is for a period of three years from execution, subject to two optional one-year extension periods.

     Westar may extend loans, or guarantee payment of loans being extended by a bank or other lender, in an aggregate amount not to exceed $20 million for the purchase of shares of its common stock upon the exercise of rights by its officers and directors and certain of our officers and directors.

TRANSACTIONS BETWEEN WESTAR AND OUR SUBSIDIARIES


     Pursuant to a contribution agreement between Protection One, Inc. ("Protection One") and us, we have agreed to certain arrangements relating to the election of directors of Protection One. In addition, during the 10-year period following November 24, 1997, a merger or a sale of all or substantially all of the assets of Protection One involving us or any of our affiliates generally will require the prior approval of a majority of the "Independent Directors" (as defined in the contribution agreement), and we may not acquire more than 85% of the outstanding shares of common stock or other voting securities of Protection One except under specified circumstances and subject to specified limitations.

     On February 29, 2000, Protection One sold its European operations and certain investments to Westar. The consideration received was approximately $244 million, comprised of approximately $183 million in cash and certain outstanding debt securities of Protection One Alarm Monitoring, Inc. ("Monitoring"), a wholly owned subsidiary of Protection One, with a market value of approximately $61 million. Westar paid approximately $102 million for the aggregate of approximately $76 million of Monitoring's debt securities paid to Protection One. During 1998, Protection One paid an aggregate of approximately $228.5 million for the European operations and other investments subsequently sold to Westar. Westar agreed to pay Protection One a portion of the net gain, if any, on a subsequent sale of the business on a declining basis over the four years following the date of the Purchase Agreement. Based on the recommendation of a special committee of the Board of Directors, the sale of Protection One's European operations was approved by the Protection One Board of Directors, excluding Carl M. Koupal, Jr. and Douglas T. Lake. The special committee, comprised of Maria de Lourdes Duke, Ben M. Enis and James Q. Wilson, received a fairness opinion from an investment banker with regard to the sale of the European operations.

     Protection One had outstanding borrowings under its Senior Credit Facility with Westar of $44 million on December 31, 2000. Protection One used the $183 million in cash proceeds from the sale of its European operations to reduce outstanding borrowings under the facility. For the year ended December 31, 2000, interest expense of $7.6 million was accrued on borrowings from the facility and total interest payments of $8.1 million were made. In December 2000, the Senior Credit Facility was amended to extend the maturity date from January 2, 2001 to March 2, 2001 and to increase the interest rate to reflect current market conditions. On February 28, 2001, the Senior Credit Facility was further amended, among other things, to further extend the maturity date to January 2, 2002. In connection with the amendments, Protection One paid Westar a $1.15 million amendment fee.

     A tax sharing agreement between Protection One and us provides for our payment to Protection One for tax benefits utilized by us. Accordingly, a receivable balance of $3.2 million at December 31, 2000, from us reflects a portion of the tax benefit that will be utilized by us on our 2000 consolidated income tax return. During 2000, Protection One received $20.3 million and $28.6 million from us under the tax sharing agreement for the tax years 1998 and 1999, respectively. The $20.3 million payment, together with a payment for an intercompany receivable of $8.9 million, was comprised of certain of Monitoring's debt securities that Westar had acquired with a market value of approximately $15 million and a promissory note in the principal amount of approximately $14.2 million, payable in cash or the delivery of certain of Monitoring's debt securities. Protection One received from Westar certain of Monitoring's debt securities with a market value of approximately $13.8 million as payment against the promissory note and the balance of the note was repaid in cash in 2000.

     Protection One acquired 5,152,113 shares of its common stock from Westar in 2000 for a combined cost of $3.4 million, which maintained Westar' proportionate ownership interest of the Protection One's common stock after Protection One acquired 1,674,700 shares of its common stock in open market transactions. During the first quarter of 2001, Protection One purchased 11,532,104 shares of its common stock from Westar for $12.6 million after Protection One acquired 2,180,600 shares of its common stock for $2.4 million in open market transactions.

     Protection One purchased from Westar $37.6 million face value of Monitoring's debt securities for $25 million during 2000. The original cost of the debt securities to Westar was $21.5 million. During the first quarter of 2001, Protection One purchased from Westar $66.1 million face value of Monitoring's debt securities for $45.2 million. The original cost of the debt securities to Westar was $45.6 million. The prices paid by Protection One for the debt securities were established by the Board of Directors of Protection One so as not to exceed the ten day average of the market price for such securities as quoted by a reputable New York broker who makes a market in the debt securities. Protection One relied on these quotes in order to meet the guidelines set by the Protection One Board of Directors in establishing the purchase prices.

     Protection One is a party to a service agreement with us. Pursuant to this agreement, we provide administrative services including accounting, human resources, legal, facilities and technology services. Protection One incurred charges of approximately $7.3 million for the year ended December 31, 2000, which were based upon various hourly charges, negotiated fees and out-of-pocket expenses. At December 31, 2000, Protection One had a net intercompany balance due to us of $1.2 million for these services.

     From January 1, 2001 through March 31, 2001, Protection One purchased 13,712,704 million shares of its outstanding common stock pursuant to its share repurchase program. Concurrently with these open market purchases, Protection One purchased 11,532,104 million shares from Westar for $12.6 million, at the same prices as the market purchases.

     Protection One was a party to a marketing agreement with Paradigm Direct LLC ("Paradigm") which was terminated as of September 30, 2000. Westar had a 40% ownership interest in Paradigm. Protection One expensed $4.3 million for the year ended December 31, 2000, for marketing services provided by Paradigm pursuant to the marketing agreement.

     Protection One has entered into a lease agreement with us for the use of office space owned or leased by us. During 2000, we billed Protection One approximately $325,000 for office space under this agreement.

     Protection One compensates Westar Aviation, Inc. ("Westar Aviation"), a wholly owned subsidiary of Westar, for the use of corporate aircraft. During 2000, Westar Aviation billed Protection One approximately $110,000 for aircraft use.

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



Date April 30, 2001                    By /s/ DAVID C. WITTIG
-------------------                    ---------------------------------------
                                       David C. Wittig, Chairman of the Board,
                                       President and Chief Executive Officer

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                           Title                             Date
         ---------                           -----                             ----

 DAVID C. WITTIG                      Chairman of the Board,               April 30, 2001
----------------------------------      President and Chief
(David C. Wittig)                       Executive Officer
                                      (Principal Executive Officer)

 JAMES A. MARTIN                      Senior Vice President                April 30, 2001
----------------------------------      and Treasurer
(James A. Martin)                     (Principal Financial and
                                        Accounting Officer)

 FRANK J. BECKER                      Director                             April 30, 2001
----------------------------------
(Frank J. Becker)

 GENE A. BUDIG                        Director                             April 30, 2001
----------------------------------
(Gene A. Budig)

 CHARLES Q. CHANDLER, IV              Director                             April 30, 2001
----------------------------------
(Charles Q. Chandler, IV)

 JOHN C. DICUS                        Director                             April 30, 2001
----------------------------------
(John C. Dicus)

 DOUGLAS T. LAKE                      Director                             April 30, 2001
----------------------------------
(Douglas T. Lake)

 OWEN F. LEONARD                      Director                             April 30, 2001
----------------------------------
(Owen F. Leonard)

 JOHN C. NETTELS, JR.                 Director                             April 30, 2001
----------------------------------
(John C. Nettels, Jr.)

 LOUIS W. SMITH                       Director                             April 30, 2001
----------------------------------
(Louis W. Smith)