Form 10-Q
period 2001-03-31
WESTERN RESOURCES INC /KS
filed 2001-05-15
CIK 54507

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                                 --------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                          Commission File Number 1-3523
                                                 ------
                             Western Resources, Inc.
                             -----------------------
             (Exact name of registrant as specified in its charter)

               Kansas                                       48-0290150
               ------                                       ----------
   (State or other jurisdiction                          (I.R.S. Employer
 of incorporation or organization)                     Identification Number)

                                818 Kansas Avenue
                              Topeka, Kansas 66612
                                 (785) 575-6300
  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                 ----------------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     X        No
                                -----           ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                               Outstanding at May 10, 2001
             -----                               ---------------------------
    Common Stock, $5.00 par value                      84,916,440 Shares

                            WESTERN RESOURCES, INC.

                                     INDEX


                                                                                                               Page
                                                                                                               ----
PART I.  Financial Information

 Item 1.  Financial Statements
          Consolidated Balance Sheets...........................................................                4

          Consolidated Statements of Income.....................................................                5

          Consolidated Statements of Comprehensive Income.......................................                6

          Consolidated Statements of Cash Flows.................................................                7

          Notes to Consolidated Financial Statements............................................                8

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
          Operations............................................................................                15

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................                24

PART II.  Other Information

 Item 1.  Legal Proceedings.....................................................................                25

 Item 2.  Changes in Securities and Use of Proceeds.............................................                25

 Item 3.  Defaults Upon Senior Securities.......................................................                25

 Item 4.  Submission of Matters to a Vote of Security Holders...................................                25

 Item 5.  Other Information.....................................................................                26

 Item 6.  Exhibits and Reports on Form 8-K......................................................                26

Signature.......................................................................................                27

                             WESTERN RESOURCES, INC.

                           FORWARD-LOOKING STATEMENTS



     Certain matters discussed in this Form 10-Q are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we "believe," "anticipate," "expect" or words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning capital expenditures, earnings, liquidity and capital resources, litigation, rate and other regulatory matters, including the pending rate cases and pending investigation by the Kansas Corporation Commission of the proposed separation of Western Resources' electric utility businesses from Westar Industries and matters related to our unregulated businesses, possible corporate restructurings, mergers, acquisitions, dispositions, compliance with debt covenants, changes in accounting requirements and other accounting matters, interest and dividends, Protection One's financial condition and its impact on our consolidated results, environmental matters, changing weather, nuclear operations, ability to enter new markets successfully and capitalize on growth opportunities in non-regulated businesses, events in foreign markets in which investments have been made, and the overall economy of our service area. What happens in each case could vary materially from what we expect because of such things as electric utility deregulation, ongoing municipal, state and federal activities, such as the Wichita municipalization effort; future economic conditions; legislative and regulatory developments; the proposed separation of Western Resources' electric utility businesses from Westar Industries and the consummation of the acquisition of the electric operations of Western Resources by Public Service Company of New Mexico; regulatory and competitive markets; and other circumstances affecting anticipated operations, sales and costs. See Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2000, for additional information on these and other matters that may affect our business and financial results.

                             WESTERN RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                                       March 31,     December 31,
                                                                                                          2001           2000
                                                                                                       ----------     ----------
                                                                                                       (Unaudited)
                                                              ASSETS
CURRENT ASSETS:
 Cash and cash equivalents..........................................................................   $   14,178     $    8,762
 Restricted cash....................................................................................       22,390         22,205
 Accounts receivable, net...........................................................................       91,340        152,165
 Inventories and supplies, net......................................................................      107,337        101,303
 Energy trading contracts...........................................................................       88,776        185,364
 Prepaid expenses and other.........................................................................       34,480         44,449
                                                                                                       ----------     ----------
     Total Current Assets...........................................................................      358,501        514,248
                                                                                                       ----------     ----------
PROPERTY, PLANT AND EQUIPMENT (NET).................................................................    4,008,711      3,993,438
                                                                                                       ----------     ----------
OTHER ASSETS:
 Restricted cash....................................................................................       35,338         35,878
 Investment in ONEOK................................................................................      596,097        591,173
 Customer accounts, net.............................................................................      971,011      1,005,505
 Goodwill, net......................................................................................      959,610        976,102
 Regulatory assets..................................................................................      325,102        327,350
 Other..............................................................................................      321,748        323,514
                                                                                                       ----------     ----------
     Total Other Assets.............................................................................    3,208,906      3,259,522
                                                                                                       ----------     ----------
TOTAL ASSETS........................................................................................   $7,576,118     $7,767,208
                                                                                                       ==========     ==========
                                               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt...............................................................   $   36,323     $   41,825
 Short-term debt....................................................................................       77,530         35,000
 Accounts payable...................................................................................      118,101        154,654
 Accrued liabilities................................................................................      188,728        206,959
 Accrued income taxes...............................................................................       32,965         53,834
 Deferred security revenues.........................................................................       77,672         73,585
 Energy trading contracts...........................................................................       58,667        191,673
 Other..............................................................................................       56,887         56,600
                                                                                                       ----------     ----------
     Total Current Liabilities......................................................................      646,873        814,130
                                                                                                       ----------     ----------
LONG-TERM LIABILITIES:
 Long-term debt, net................................................................................    3,220,667      3,237,849
 Western Resources obligated mandatorily redeemable preferred securities of subsidiary trusts
  holding solely company subordinated debentures....................................................      220,000        220,000
 Deferred income taxes and investment tax credits...................................................      934,858        920,083
 Minority interests.................................................................................      181,343        184,591
 Deferred gain from sale-leaseback..................................................................      183,337        186,294
 Other..............................................................................................      263,364        272,841
                                                                                                       ----------     ----------
     Total Long-Term Liabilities....................................................................    5,003,569      5,021,658
                                                                                                       ----------     ----------
COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS' EQUITY:
 Cumulative preferred stock.........................................................................       24,858         24,858
 Common stock, par value $5 per share; authorized 150,000,000 shares; issued 84,972,215 shares and        424,861        350,412
  70,082,314 shares, respectively...................................................................
 Paid-in capital....................................................................................    1,152,665        850,100
 Retained earnings..................................................................................      697,814        714,454
 Treasury stock, at cost, 14,878,149 shares.........................................................     (364,298)            --
 Accumulated other comprehensive loss, net..........................................................      (10,224)        (8,404)
                                                                                                       ----------     ----------
     Total Shareholders' Equity.....................................................................    1,925,676      1,931,420
                                                                                                       ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........................................................   $7,576,118     $7,767,208
                                                                                                       ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                             WESTERN RESOURCES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                                                        Three Months Ended
                                                                                                             March 31,
                                                                                                    --------------------------
                                                                                                        2001           2000
                                                                                                    -----------   ------------
SALES:
 Energy...........................................................................................  $   446,371   $   334,829
 Monitored Services...............................................................................      114,370       146,870
                                                                                                    -----------   -----------
     Total Sales..................................................................................      560,741       481,699
                                                                                                    -----------   -----------
COST OF SALES:
 Energy...........................................................................................      229,806       127,625
 Monitored Services...............................................................................       40,773        47,314
                                                                                                    -----------   -----------
     Total Cost of Sales..........................................................................      270,579       174,939
                                                                                                    -----------   -----------
Gross profit......................................................................................      290,162       306,760

OPERATING EXPENSES:
 Operating and maintenance expense................................................................       92,683        86,208
 Depreciation and amortization....................................................................      102,486       107,780
 Selling, general and administrative expense......................................................       78,874        84,915
                                                                                                    -----------   -----------
     Total Operating Expenses.....................................................................      274,043       278,903
                                                                                                    -----------   -----------
INCOME FROM OPERATIONS............................................................................       16,119        27,857
                                                                                                    -----------   -----------
OTHER INCOME (EXPENSE):
 Investment earnings..............................................................................       13,019       118,069
 Minority interests...............................................................................        1,271          (383)
 Other............................................................................................          572           515
                                                                                                    -----------   -----------
     Total Other Income (Expense).................................................................       14,862       118,201
                                                                                                    -----------   -----------
EARNINGS BEFORE INTEREST AND TAXES................................................................       30,981       146,058
                                                                                                    -----------   -----------
INTEREST EXPENSE:
 Interest expense on long-term debt...............................................................       59,600        51,442
 Interest expense on short-term debt and other....................................................        9,607        18,584
                                                                                                    -----------   -----------
     Total Interest Expense.......................................................................       69,207        70,026
                                                                                                    -----------   -----------
EARNINGS (LOSS) BEFORE INCOME TAXES...............................................................      (38,226)       76,032
Income tax (benefit) expense......................................................................      (19,039)       36,231
                                                                                                    -----------   -----------
NET INCOME (LOSS) BEFORE EXTRAORDINARY GAIN AND ACCOUNTING CHANGE.................................      (19,187)       39,801
Extraordinary gain, net of tax of $2,662 and $9,958...............................................        4,943        18,492
Cumulative effect of accounting change, net of tax of $12,347 and $1,097..........................       18,694        (3,810)
                                                                                                    -----------   -----------
NET INCOME........................................................................................        4,450        54,483
Preferred dividends...............................................................................          282           282
                                                                                                    -----------   -----------
EARNINGS AVAILABLE FOR COMMON STOCK...............................................................  $     4,168   $    54,201
                                                                                                    ===========   ===========
Average common shares outstanding.................................................................   70,359,298    67,734,125

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING:
 Before extraordinary gain and accounting change..................................................  $     (0.28)  $      0.58
 Extraordinary gain, net of tax...................................................................         0.07          0.28
 Accounting change, net of tax....................................................................         0.27         (0.06)
                                                                                                    -----------   -----------
 After extraordinary gain and accounting change...................................................  $      0.06   $      0.80
                                                                                                    ===========   ===========
DIVIDENDS DECLARED PER COMMON SHARE...............................................................  $      0.30   $     0.535


  The accompanying notes are an integral part of these consolidated financial statements.

                            WESTERN RESOURCES, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)
                                  (Unaudited)

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                                  --------------------
                                                                                                     2001       2000
                                                                                                   -------   ---------
NET INCOME......................................................................................   $ 4,450   $ 54,483
                                                                                                   -------   --------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
 Unrealized holding (losses)/gains on marketable securities arising                                   (243)    46,217
   during the period............................................................................
 Adjustment for losses/(gains) included in net income...........................................     1,861    (98,260)
                                                                                                   -------   --------
    Net change in unrealized gain/(loss) on marketable securities...............................     1,618    (52,043)
 Foreign currency translation adjustment........................................................    (2,745)       714
 Income tax (expense) benefit...................................................................      (693)    20,352
                                                                                                   -------   --------
     Total other comprehensive loss, net of tax.................................................    (1,820)   (30,977)
                                                                                                   -------   --------
COMPREHENSIVE INCOME............................................................................   $ 2,630   $ 23,506
                                                                                                   =======   ========


  The accompanying notes are an integral part of these consolidated financial statements.

                            WESTERN RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                                                Three Months Ended March 31,
                                                                                               ------------------------------
                                                                                                    2001            2000
                                                                                                  --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income................................................................................       $  4,450       $  54,483
 Adjustments to reconcile net income to net cash provided by operating activities:
 Extraordinary gain........................................................................         (4,943)        (18,492)
 Cumulative effect of accounting change....................................................        (18,694)          3,810
 Depreciation and amortization.............................................................        102,486         107,780
 Amortization of deferred gain from sale-leaseback.........................................         (2,957)         (2,958)
 Equity in earnings from investments.......................................................         (4,157)         (4,068)
 (Gain)/loss on sale of marketable securities..............................................          1,861         (98,260)
 Minority interests........................................................................         (3,248)            383
 Accretion of discount note interest.......................................................           (352)         (5,085)
 Changes in working capital items:
   Accounts receivable, net................................................................         50,825          32,537
   Inventories and supplies, net...........................................................         (6,034)            251
   Energy contracts........................................................................         (5,377)            228
   Prepaid expenses and other..............................................................          7,500         (30,811)
   Accounts payable........................................................................        (36,553)          3,564
   Accrued liabilities.....................................................................        (18,601)         (5,238)
   Accrued income taxes....................................................................        (20,869)         10,013
   Deferred security revenues..............................................................          4,087            (508)
 Changes in other assets and liabilities...................................................           (576)         19,816
                                                                                                  --------       ---------
       Cash flows from operating activities................................................         48,848          67,445
                                                                                                  --------       ---------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
 Additions to property, plant and equipment, net...........................................        (63,130)        (64,486)
 Customer account acquisitions.............................................................         (8,906)        (13,180)
 Proceeds from sale of marketable securities...............................................          2,829         194,149
 Other investments, net....................................................................           (821)          4,918
                                                                                                  --------       ---------
       Cash flows (used in) from investing activities......................................        (70,028)        121,401
                                                                                                  --------       ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
 Short-term debt, net......................................................................         42,530         (61,510)
 Proceeds of long-term debt................................................................          8,632           6,087
 Retirements of long-term debt.............................................................        (19,067)       (113,471)
 Proceeds from accounts receivable sale, net...............................................         10,000              --
 Issuance of common stock, net.............................................................          9,902           5,760
 Cash dividends paid.......................................................................        (25,401)        (36,673)
 Acquisition of treasury stock.............................................................             --          (9,187)
 Reissuance of treasury stock..............................................................             --           9,394
                                                                                                  --------       ---------
       Cash flows from (used in) financing activities......................................         26,596        (199,600)
                                                                                                  --------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................................          5,416         (10,754)
CASH AND CASH EQUIVALENTS:
 Beginning of period.......................................................................          8,762          12,444
                                                                                                  --------       ---------
 End of period.............................................................................       $ 14,178       $   1,690
                                                                                                  ========       =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 CASH PAID FOR:
 Interest on financing activities, net of amount capitalized...............................        $92,782       $  95,068
 Income taxes..............................................................................          4,000              72

  The accompanying notes are an integral part of these consolidated financial statements.

                            WESTERN RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business: Western Resources, Inc. (the company, we, us or our) is a publicly traded, consumer services company. Our primary business activities are providing electric generation, transmission and distribution services to approximately 636,000 customers in Kansas and providing monitored security services to approximately 1.5 million customers in North America and Europe. Rate regulated electric service is provided by KPL, a division of the company, and Kansas Gas and Electric Company (KGE), a wholly owned subsidiary. Westar Industries, Inc., our wholly owned subsidiary, owns our interests in Protection One, Protection One Europe, ONEOK, Inc. and other non-utility businesses. Monitored security services are provided by Protection One, Inc., a publicly traded, approximately 85%-owned subsidiary, and other wholly owned subsidiaries collectively referred to as Protection One Europe. In addition, through our 45% ownership interest in ONEOK, natural gas transmission and distribution services are provided to approximately 1.4 million customers in Oklahoma and Kansas.

     Principles of Consolidation: Our unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. The accompanying Consolidated Financial Statements and notes should be read in conjunction with the Consolidated Financial Statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2000.

     In our opinion, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

     Reclassifications: Certain amounts in prior years have been reclassified to conform to classifications used in the current year presentation.


2.  PNM MERGER AND SPLIT-OFF OF WESTAR INDUSTRIES

     On November 8, 2000, we entered into an agreement under which Public Service Company of New Mexico (PNM) will acquire our electric utility businesses in a stock-for-stock transaction. Under the terms of the agreement, both PNM and we will become subsidiaries of a new holding company, subject to customary closing conditions including regulatory and shareholder approvals.

     Immediately prior to the consummation of this combination, we will split-off our remaining interest in Westar Industries to our shareholders. Westar Industries has filed a registration statement with the Securities and Exchange Commission (SEC) covering the proposed sale of a portion of its common stock through the exercise of non-transferable rights proposed to be distributed by Westar Industries to our shareholders. After the rights offering, we expect to own approximately 85.7% of the outstanding stock of Westar Industries.

     We and Westar Industries entered into an Asset Allocation and Separation Agreement at the same time we entered into the merger agreement with PNM. Among other things, this agreement permits a receivable owed by us to Westar Industries to be converted into certain of our securities. At the closing of the merger, any of these securities then owned by Westar Industries will be converted into securities of PNM or the holding company to be formed by PNM.

     On February 28, 2001, Westar Industries converted $350 million of the receivable into approximately 14.4 million shares of our common stock pursuant to the Asset Allocation and Separation Agreement. These shares represent approximately 16.9% of our issued common stock, including these shares. There are no voting rights with respect to these shares as long as Westar Industries is our majority owned subsidiary. These shares are recorded at cost and included in treasury stock at March 31, 2001, and were not considered outstanding for purposes of calculating earnings per share. As of March 31, 2001, the balance of the receivable was $117.6 million.

     On May 2, 2001, we entered into an amendment to the Asset Allocation and Separation Agreement. Until the earlier of the closing of the PNM transaction or an investment grade rating is received on the secured debt of our electric utility operations, the amendment requires Westar Industries to pay us the net cash proceeds received by Westar Industries from the rights offering, any sale of the stock of ONEOK or Western Resources held by Westar Industries, or any borrowings by Westar Industries secured by a pledge of or a security interest in either of these investments. These payments would increase the balance of the receivable owed by us to Westar Industries. We have agreed to use the cash we receive from Westar Industries to reduce or minimize our third party debt. In addition, we have agreed not to incur indebtedness for, and not to pledge our assets to secure indebtedness of, our unregulated businesses, including Westar Industries. All intercompany balances have been eliminated in consolidation.

     On May 8, 2001, the KCC opened an investigation of the separation of our electric utility businesses from our non-utility businesses and other aspects of our unregulated businesses. The order opening the investigation indicated the investigation would focus on whether the separation and other transactions involving our unregulated businesses are consistent with our obligation to provide efficient and sufficient electric service at just and reasonable rates to our electric utility customers. The KCC staff was directed to investigate, among other matters, the basis for and the effect of the Asset Allocation and Separation Agreement and the receivable owed by us to Westar Industries, the split-off of Westar Industries, the effect of business difficulties faced by our unregulated businesses and whether they should continue to be affiliated with our electric utility business, and our present and prospective capital structures. The order directed the KCC staff to complete the investigation and submit a report to the KCC no later than October 8, 2001, unless extended by the KCC. We are unable to predict the outcome of this investigation or its impact on our strategic plans, financial position or results of operations.


3.  ACCOUNTING CHANGE

     Effective January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138 (collectively, SFAS No. 133). We use derivative instruments (primarily swaps, options and futures) to manage the commodity price risk inherent in fuel purchases and electricity sales.

     Under SFAS No. 133, all derivative instruments have been recorded on the balance sheet as either an asset or liability measured at fair value. Energy trading contracts representing unrealized gain positions are reported as assets; energy trading contracts representing unrealized loss positions are reported as liabilities. Cash flows from derivative instruments are presented in net cash flow from operating activities.

     Prior to January 1, 2001, gains and losses on our derivatives used for managing commodity price risk were deferred until settlement. They have not been designated as hedges under SFAS No. 133. Accordingly, in the first quarter of 2001, we recognized a net unrealized gain of $18.7 million, net of $12.3 million tax, on these derivatives as a cumulative effect of a change in accounting principle.

     Subsequent to January 1, 2001, changes in fair value of all derivative instruments used for managing commodity price risk are recognized currently in earnings as other income. For the quarter ended March 31, 2001, we recognized other income of $1 million (excluding the cumulative effect above) associated with these derivative instruments. Accounting for derivatives under SFAS No. 133 may increase volatility of our future earnings.

4.  RATE MATTERS AND REGULATION

     KCC Proceedings: On November 27, 2000, we and KGE filed applications with the Kansas Corporation Commission (KCC) for a change in retail rates that included a cost allocation study and separate cost of service studies for our KPL division and KGE. We and KGE also provided revenue requirements on a combined company basis on December 28, 2000. If approved as proposed, the impact of these rate requests will be an annual increase of $93 million for our KPL division and $58 million for KGE for a total of $151 million. The proposal also contains a mechanism for adjusting these rate requests up or down if projected natural gas fuel prices are different from the prices utilized in the November 27, 2000, filings. The KCC staff, in testimony filed with the KCC on April 6, 2001, recommended increasing KPL's rates by $262,072 and decreasing KGE's rates by $92 million. On April 24, 2001, we and KGE filed responses rebutting the KCC staff's recommendations. If the KCC adopts the staff proposal, the impact on our financial position and results of operations would be material and adverse. The KCC is not bound by the recommendations of its staff. We anticipate a ruling by the KCC in July 2001 but are unable to predict the outcome.

     See Note 2 for a discussion of an investigation that is being conducted by the KCC.

     FERC Proceeding: In September 1999, the City of Wichita filed a complaint with the Federal Energy Regulatory Commission (FERC) against us alleging improper affiliate transactions between our KPL division and KGE. The City of Wichita asked that FERC equalize the generation costs between KPL and KGE, in addition to other matters. A hearing on the case was held at FERC on October 11 and 12, 2000, and on November 9, 2000, a FERC administrative law judge ruled in our favor confirming that no change in rates was required. On December 13, 2000, the City of Wichita filed a brief with FERC asking that the Commission overturn the judge's decision. On January 5, 2001, we filed a brief opposing the City's position. We anticipate a decision by FERC in the second quarter of 2001. A decision requiring equalization of rates could have a material adverse effect on our operations and financial position.


5.  MARKETABLE SECURITIES

     During the first quarter of 2000, we sold a significant portion of an equity investment in a gas compression company and realized a pre-tax gain of approximately $73.7 million. We also sold other securities during the first quarter of 2000 and realized a pre-tax gain of approximately $24.5 million.


6.  GAIN ON EXTINGUISHMENT OF DEBT

     Protection One purchased $17.5 million face value of its bonds on the open market in the first quarter of 2001. An extraordinary gain of $4.9 million, net of $2.7 million tax, was recognized at March 31, 2001, on the retirement of these bonds.

7.  INCOME TAXES

     We have recorded income tax benefits for the interim periods using the effective tax rate method. Under this method, we compute the tax related to year-to-date income, except for significant unusual or extraordinary items, at an estimated annual effective tax rate. We individually compute and recognize, when the transaction occurs, income tax expense related to significant unusual, extraordinary items. Our effective income tax rate for the three months ended March 31, 2001, was a tax benefit of 50% compared to a tax expense of 48% for the same period of 2000.

     The difference between our effective tax rate and the statutory rate is primarily attributable to the tax benefit of excluding from taxable income, in accordance with IRS rules, 70% of the dividends received from ONEOK, the income from corporate-owned life insurance, and certain expenses for depreciation, amortization and state income taxes. The difference is also attributed to the use of tax credits generated from affordable housing investments and the amortization of prior year deferred investment tax credits. The 2000 effective tax rates were also significantly influenced by the tax effect of the gain on the sale of securities.


8.  COMMITMENTS AND CONTINGENCIES

     City of Wichita Municipalization Effort: In December 1999, the City Council of Wichita, Kansas, authorized the hiring of an outside consultant to determine the feasibility of creating a municipal electric utility to replace KGE as the supplier of electricity in Wichita. The feasibility study was released in February 2001 and estimates that the City of Wichita would be required to pay KGE $145 million for its stranded costs if the City were to municipalize. However, KGE estimates the amount to be substantially greater.
In order to municipalize KGE's Wichita electric facilities, the City of Wichita would be required to purchase KGE's facilities or build a separate independent system and arrange for its own power supply. These costs are in addition to the stranded costs for which the City would be required to reimburse KGE. On February 2, 2001, the City of Wichita announced its intention to proceed with its attempt to municipalize KGE's retail electric utility business in Wichita. KGE will oppose municipalization efforts by the City of Wichita. Should the City be successful in its municipalization efforts without providing us adequate compensation for our assets and lost revenues, the adverse effect on our operations and financial position could be material. Customers within the Wichita metropolitan area account for approximately 25% of our total energy sales.

     Potential Impairment Charge Relating to the Proposed Adoption of a New Accounting Standard for the Treatment of Goodwill in a Business Combination:
The FASB issued an exposure draft on February 14, 2001, which, if adopted as proposed, would establish a new accounting standard for the treatment of goodwill in a business combination. The new standard would continue to require recognition of goodwill as an asset in a business combination, but would not permit amortization as currently required by Accounting Principles Board Opinion No. 17, "Intangible Assets." The new standard would require that goodwill be separately tested for impairment using a fair-value based approach as opposed to the undiscounted cash flow approach used under current accounting standards. If goodwill is found to be impaired, we would be required to record a non-cash charge against income. The impairment charge would be equal to the amount by which the carrying amount of the goodwill exceeds the fair value. Goodwill would no longer be amortized on a current basis as is required under current accounting standards. The exposure draft contemplates this standard to become effective on July 1, 2001, although this effective date is not certain. Furthermore, the proposed standard could be modified prior to its adoption.

     If the new standard is adopted as proposed, any subsequent impairment test on Protection One's and Protection One Europe's customer accounts would be performed on the customer accounts alone rather than in conjunction with goodwill, utilizing an undiscounted cash flow test pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     At March 31, 2001, we had $959.6 million in goodwill assets attributable to acquisitions of businesses and $971 million in customer accounts. These intangible assets together represented 25% of the book value of our total assets. We recorded approximately $14.5 million in goodwill amortization expense in the first quarter of 2001. If the new standard becomes effective July 1, 2001, as proposed, we believe it is probable that we would be required to record a non-cash impairment charge. We are unable to determine the amount at this time, but we believe the amount would be material and could be a substantial portion of our intangible assets. We would no longer record goodwill amortization expense. This impairment charge would have a material adverse effect on our operating results in the period recorded.

     Manufactured Gas Sites: We have been associated with 15 former manufactured gas sites located in Kansas that may contain coal tar and other potentially harmful materials. We and the Kansas Department of Health and Environment entered into a consent agreement governing all future work at these sites. The terms of the consent agreement will allow us to investigate these sites and set remediation priorities based on the results of the investigations and risk analyses. As of March 31, 2001, the costs incurred for preliminary site investigation and risk assessment have been minimal. In accordance with the terms of the strategic alliance with ONEOK, ownership of 12 of these sites and the responsibility for clean up of these sites were transferred to ONEOK. The ONEOK agreement limits our future liability associated with these sites to an immaterial amount. Our investment earnings from ONEOK could be impacted by these costs.

     Nuclear Decommissioning: The FASB is reviewing the accounting for closure and removal costs, including decommissioning, of nuclear power plants. The FASB has issued an exposure draft "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The FASB expects to issue a final statement of financial accounting standard in the second quarter of 2001. The proposed exposure draft contains an effective date of fiscal years beginning after June 15, 2001. However, the ultimate effective date has not been finalized. If current accounting practices for nuclear power plant decommissioning are changed, the following could occur:

     -  Our annual decommissioning expense could be higher than in 2000.
     - The estimated cost for decommissioning could be recorded as a liability (rather than as accumulated depreciation).
     - The increased costs could be recorded as additional investment in the Wolf Creek plant.

     We do not believe that such changes, if required, would adversely affect our operating results due to our current ability to recover decommissioning costs through rates.

     For additional information on Commitments and Contingencies, see Note 14 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2000.


9.  LEGAL PROCEEDINGS

     The SEC commenced a private investigation in 1997 relating to, among other things, the timeliness and adequacy of disclosure filings with the SEC by us with respect to securities of ADT Ltd. We have cooperated with the SEC staff in this investigation.

     We, our subsidiary Westar Industries, Protection One, its subsidiary Protection One Alarm Monitoring, Inc. (Monitoring) and certain present and former officers and directors of Protection One are defendants in a purported class action litigation pending in the United States District Court for the Central District of California, "Alec Garbini, et al v. Protection One, Inc., et al," No. CV 99-3755 DT (RCx). Pursuant to an Order dated August 2, 1999, four pending purported class actions were consolidated into a single action. On February 27, 2001, plaintiffs filed a Third Consolidated Amended Class Action Complaint (Amended Complaint). Plaintiffs purport to bring the action on behalf of a class consisting of all purchasers of publicly traded securities of Protection One, including common stock and notes, during the period of February 10, 1998, through February 2, 2001. The Amended Complaint asserts claims under
Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 against Protection One, Monitoring, and certain present and former officers and directors of Protection One based on allegations that various statements concerning Protection One's financial results and operations for 1997, 1998, 1999 and the first three quarters of 2000 were false and misleading and not in compliance with generally accepted accounting principles. Plaintiffs allege, among other things, that former employees of Protection One have reported that Protection One lacked adequate internal accounting controls and that certain accounting information was unsupported or manipulated by management in order to avoid disclosure of accurate information. The Amended Complaint further asserts claims against the company and Westar Industries as controlling persons under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A claim is also asserted under Section 11 of the Securities Act of 1933 against Protection One's auditor, Arthur Andersen LLP. The Amended Complaint seeks an unspecified amount of compensatory damages and an award of fees and expenses, including attorneys' fees. Defendants have moved to dismiss, in part, the Amended Complaint. The company and Protection One intend to vigorously defend against all the claims asserted in the Amended Complaint. We and Protection One cannot predict the impact of this litigation, which could be material.

     We and our subsidiaries are involved in various other legal, environmental and regulatory proceedings. We believe that adequate provision has been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect upon our overall financial position or results of operations.

     See also Note 2 of the Notes to Consolidated Financial Statements for a discussion of an investigation that is being conducted by the KCC, Note 4 for discussion of regulatory proceedings, including our rate requests and FERC proceedings involving the City of Wichita, and Note 8 for discussion of the City of Wichita municipalization efforts.


10.  SEGMENTS OF BUSINESS

     We have segmented our business according to differences in products and services, production processes and management responsibility. Based on this approach, we have identified four reportable segments: Fossil Generation, Nuclear Generation, Power Delivery and Monitored Services.

     The first three segments comprise our electric utility business. Fossil Generation produces power for sale internally to the Power Delivery segment and externally to wholesale customers. A component of our Fossil Generation segment is power marketing, which attempts to minimize market fluctuation risk associated with fuel and purchased power requirements and enhance system reliability. Nuclear Generation represents our 47% ownership in the Wolf Creek nuclear generating facility. This segment has only internal sales because it provides all of its power to its co-owners. The Power Delivery segment consists of the transmission and distribution of power to our retail customers in Kansas and the customer service provided to these customers and the transportation of wholesale energy. Monitored Services represents our security alarm monitoring business in North America, the United Kingdom and continental Europe. Other represents our non-utility operations and natural gas investment.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2000. We evaluate segment performance based on earnings before interest and taxes (EBIT).

Three Months Ended March 31, 2001:                                                    Eliminating/
                            Fossil      Nuclear      Power    Monitored               Reconciling
                          Generation  Generation   Delivery    Services   Other (a)      Items         Total
                          ----------  -----------  ---------  ----------  ---------  -------------   ---------
                                                            (In Thousands)
External sales..........    $232,769  $       --    $245,266   $114,370    $   353      $ (32,017)   $560,741
Internal sales..........     131,639      28,942      73,485         --         --       (234,066)         --
Earnings before
 interest and taxes.....      73,678      (5,694)     15,049    (30,102)    15,676        (37,626)     30,981
Interest expense........                                                                               69,207
Loss before income
 taxes..................                                                                              (38,226)


Three Months Ended March 31, 2000:                                                    Eliminating/
                            Fossil      Nuclear      Power    Monitored               Reconciling
                          Generation  Generation   Delivery    Services   Other (b)      Items        Total
                          ----------  -----------  ---------  ----------  ---------  -------------  ---------
                                                            (In Thousands)
External sales..........    $100,764  $       --    $233,731   $146,870   $    332      $       2    $481,699
Internal sales..........     128,392      29,480      67,370         --         --       (225,242)         --
Earnings before
 interest and taxes.....      45,352      (5,346)     12,457    (19,724)   116,377         (3,058)    146,058
Interest expense........                                                                               70,026
Earnings before income
 taxes..................                                                                               76,032

_____________________________

(a) Earnings before interest and taxes include investment earnings of $13 million.
(b) Earnings before interest and taxes include investment earnings of $118 million, which is primarily due to the sale of marketable securities as discussed in Note 5.

                            WESTERN RESOURCES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------


INTRODUCTION

     Unless the context otherwise indicates, all references in this report on Form 10-Q to the "company," "Western Resources," "we," "us," "our" or similar words are to Western Resources, Inc. and its subsidiaries.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in our Annual Report on Form 10-K for the year ended December 31, 2000, and should be read in conjunction with that report. In this section we discuss the general financial condition, significant changes and operating results for Western Resources and our subsidiaries. We explain:

     -  What factors impact our business
     - What our earnings and costs were for the three months ended March 31, 2001 and 2000
     -  Why these earnings and costs differed from period to period
     -  How our earnings and costs affect our overall financial condition
     - Any other items that particularly affect our financial condition or earnings


SUMMARY OF SIGNIFICANT ITEMS

PNM Merger and Split-off of Westar Industries

     On November 8, 2000, we entered into an agreement under which Public Service Company of New Mexico (PNM) will acquire our electric utility businesses in a stock-for-stock transaction. Under the terms of the agreement, both PNM and we will become subsidiaries of a new holding company, subject to customary closing conditions including regulatory and shareholder approvals.

     Immediately prior to the consummation of the PNM combination, we will split-off our remaining interest in Westar Industries to our shareholders. Westar Industries, our wholly owned subsidiary, owns our interests in Protection One, Inc., Protection One Europe, ONEOK, Inc. and our other non-utility businesses. Westar Industries has filed a registration statement with the Securities and Exchange Commission (SEC) covering the proposed sale of a portion of its common stock through the exercise of non-transferable rights proposed to be distributed by Westar Industries to our shareholders. After the rights offering, we expect to own approximately 85.7% of the outstanding stock of Westar Industries.

     Westar Industries and we entered into an Asset Allocation and Separation Agreement at the same time we entered into the merger agreement with PNM. Among other things, this agreement permits a receivable owed by us to Westar Industries to be converted into certain of our securities. On February 28, 2001, Westar Industries converted $350 million of the receivable into approximately 14.4 million shares of our common stock pursuant to the Asset Allocation and Separation Agreement. At the closing of the merger, any of these securities then owned by Westar Industries will be converted into securities of PNM or the holding company to be formed by PNM.

     On May 2, 2001, we entered into an amendment to the Asset Allocation and Separation Agreement. Until the earlier of the closing of the PNM transaction or an investment grade rating is received on the secured debt of our electric utility operations, the amendment requires Westar Industries to pay us the net cash proceeds received by Westar Industries from the rights offering, any sale of the stock of ONEOK or Western Resources held by Westar Industries, or any borrowings by Westar Industries secured by a pledge of or a security interest in either of these investments. These payments would increase the balance of the receivable owed by us to Westar Industries. We have agreed to use the cash we receive from Westar Industries to reduce or minimize our third party debt. In addition, we have agreed not to incur indebtedness for, and not to pledge our assets to secure indebtedness of, our unregulated businesses, including Westar
Industries.   All intercompany balances have been eliminated in consolidation.

     On May 8, 2001, the KCC opened an investigation of the separation of our electric utility businesses from our non-utility businesses and other aspects of our unregulated businesses. The order opening the investigation indicated the investigation would focus on whether the separation and other transactions involving our unregulated businesses are consistent with our obligation to provide efficient and sufficient electric service at just and reasonable rates to our electric utility customers. The KCC staff was directed to investigate, among other matters, the basis for and the effect of the Asset Allocation and Separation Agreement and the receivable owed by us to Westar Industries, the split-off of Westar Industries, the effect of business difficulties faced by our unregulated businesses and whether they should continue to be affiliated with our electric utility business, and our present and prospective capital structures. The order directed the KCC staff to complete the investigation and submit a report to the KCC no later than October 8, 2001, unless extended by the KCC. We are unable to predict the outcome of this investigation or its impact on our strategic plans, financial position or results of operations.

     If the Westar Industries rights offering is completed, we would record a non-cash charge against income equal to the difference between the book value of the portion of our investment in Westar Industries sold in the rights offering and the offering proceeds received by Westar Industries. Similarly, if the split-off of Westar Industries is completed, we would record a non-cash charge against income equal to the difference between the book value of our remaining investment in Westar Industries and the fair market value of the shares of Westar Industries common stock distributed to our shareholders. Our book investment in Westar Industries at March 31, 2001, was approximately $2.3 billion. We are unable to determine the amount of the charges at this time because the subscription price in the rights offering has not been determined and the fair market value of the common stock of Westar Industries distributed in the split-off will be determined at the time of the split-off. The charges would be material and would have a material adverse effect on our operating results in the period recorded. See the discussion below concerning a proposed accounting change that is expected to have an impact on the book value of our investment in Westar Industries.

Extraordinary Gain on Extinguishment of Debt

     Protection One purchased $17.5 million face value of its bonds on the open market in the first quarter of 2001. An extraordinary gain of $4.9 million, net of tax of $2.7 million, was recognized at March 31, 2001, on the retirement of these bonds.

Potential Impairment Charge Resulting From Proposed Accounting Change for the Treatment of Goodwill in a Business Combination

     The Financial Accounting Standards Board (FASB) issued an exposure draft on February 14, 2001, which, if adopted as proposed, would establish a new accounting standard for the treatment of goodwill in a business combination.
The new standard would continue to require recognition of goodwill as an asset in a business combination but would not permit amortization as currently required by Accounting Principles Board Opinion No. 17, "Intangible Assets."
The new standard would require that goodwill be separately tested for impairment using a fair-value based approach as opposed to the undiscounted cash flow approach used under current accounting standards. If goodwill is found to be impaired, a non-cash charge against income is required. The impairment charge would be equal to the amount by which the carrying amount of the goodwill exceeds the fair value. Goodwill would no longer be amortized on a current basis as is required under current accounting standards. The exposure draft contemplates this standard to become effective on July 1, 2001, although this effective date is not certain. Furthermore, the proposed standard could be modified prior to its adoption.

     If the new standard is adopted as proposed, any subsequent impairment test on Protection One's and Protection One Europe's customer accounts would be performed on the customer accounts alone rather than in conjunction with goodwill, utilizing an undiscounted cash flow test pursuant to Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     At March 31, 2001, we had $959.6 million in goodwill attributable to acquisitions of businesses and $971 million for Monitored Services' customer accounts. These intangible assets together represented 25% of the book value of our total assets. We recorded approximately $14.5 million in goodwill amortization expense in the first quarter of 2001. If the new standard becomes effective July 1, 2001, as proposed, we believe it is probable that we would be required to record a non-cash impairment charge. We are unable to determine the amount at this time, but we believe the amount would be material and could be a substantial portion of our intangible assets. We would no longer record goodwill amortization expense. This impairment charge would have a material adverse effect on our operating results in the period recorded.

KCC Rate Proceedings

     On November 27, 2000, we and KGE filed applications with the Kansas Corporation Commission (KCC) for a change in retail rates that included a cost allocation study and separate cost of service studies for our KPL division and KGE. We and KGE also provided revenue requirements on a combined company basis on December 28, 2000. If approved as proposed, the impact of these rate requests will be an annual increase of $93 million for our KPL division and $58 million for KGE for a total of $151 million. The proposal also contains a mechanism for adjusting these rate requests up or down if projected natural gas fuel prices are different from the prices utilized in the November 27, 2000, filings. The KCC staff, in testimony filed with the KCC on April 6, 2001, recommended increasing KPL's rates by $262,072 and decreasing KGE's rates by $92 million. On April 24, 2001, we and KGE filed responses rebutting the KCC staff's recommendations. If the KCC adopts the staff proposal, the impact on our financial position and results of operations would be material and adverse. The KCC is not bound by the recommendations of its staff. We anticipate a ruling by the KCC in July 2001 but are unable to predict the outcome.


OPERATING RESULTS

     The following discussion explains significant changes in operating results for the three months ended March 31, 2001 and 2000.

Western Resources Consolidated

     Sales increased $79 million, or 16%, primarily due to increased electricity sales caused by increases in power marketing and wholesale sales. The increase in electricity sales was partially offset by a decrease in security services sales. See the "Overview of Utility Operations" and "Business Segments" discussions below for additional information.

     Cost of sales increased $95.6 million, or 55%. The increase in the cost of sales was primarily due to higher power marketing expense, increased purchased power expense and higher fuel expense as discussed below under "Overview of Utility Operations." The increase in cost of sales was the primary reason gross profit decreased $16.6 million from $306.8 million in the first quarter of 2000 to $290.2 million in the same period of 2001. Gross profit as a percentage of sales decreased from 64% to 52%.

     Basic earnings per share were $0.06 for the first quarter of 2001, compared to $0.80 for the same period of 2000. This decrease is primarily attributable to the decline in gross profit and the significant investment earnings we had in the first quarter of 2000. This decrease was partially offset by the effect of adopting SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." For more information regarding other investment earnings, see Note 5 of the Notes to Consolidated Financial Statements. See Note 3 of the Notes to Consolidated Financial Statements for more information regarding SFAS No. 133.

Overview of Utility Operations

     The following table reflects the changes in electric sales volumes, excluding power marketing, as measured by megawatt hours (MWh), for the three months ended March 31, 2001, from the comparable period of 2000.

                                   Three Months Ended March 31,
                                   ---------------------------
                                     2001     2000   % Change
                                    ------   ------  --------
                                       (Thousands of MWh)
Residential                         1,330     1,222       9
Commercial                          1,478     1,420       4
Industrial                          1,355     1,376      (2)
Other                                  27        27      --
                                    -----     -----
 Total retail                       4,190     4,045       4
Wholesale                           2,018     1,673      21
                                    -----     -----
 Total                              6,208     5,718       9
                                    =====     =====

     Energy sales increased $111.6 million, from $334.8 million to $446.4 million, or 33%, primarily due to higher power marketing sales and increased retail and wholesale sales volumes. Offsetting the increase in sales was higher cost of sales of $102.2 million, an increase of 80% as compared to the first quarter of 2000. The higher cost of sales was due to higher power marketing expense and increased purchased power and fuel expenses incurred to meet the
demand for more electricity.   Utility operations' gross profit increased $9.4
million, or 5%, as a result of the increased sales. Utility operations' gross profit as a percentage of electric sales decreased from 62% to 49% as a result of the increased cost of sales.

     Fuel and purchased power expenses were higher primarily due to increases in purchased power prices and increased demand from retail customers because of colder weather. Although our average natural gas unit price increased 216% for the three months ended 2001 compared to the same period of 2000, we were able to mitigate our exposure through fuel management efforts, such as burning significantly more oil and less gas. These efforts enabled us to keep our fossil fuel average unit cost from increasing in proportion to the average unit fuel prices experienced in the fossil fuel commodity markets. Our average fossil fuel unit price increased $0.16 per MMBtu. Due to the volatility of fossil fuel unit prices and commodity markets, similar efforts may not be able to produce as favorable results in the future.

Business Segments

     Our business is segmented according to differences in products and services, production processes and management responsibility. Based on this approach, we have identified four reportable segments: Fossil Generation, Nuclear Generation, Power Delivery and Monitored Services.

     Our electric utility business is comprised of the Fossil Generation, Nuclear Generation and Power Delivery segments. Fossil Generation produces power for sale internally to the Power Delivery segment and externally to wholesale customers. A component of our Fossil Generation segment is power marketing, which attempts to minimize market fluctuation risk and enhance system reliability. Nuclear Generation represents our 47% ownership in the Wolf Creek nuclear generating facility. This segment has only internal sales because it provides all of its power to its co-owners. The Power Delivery segment consists of the transmission and distribution of power to our retail customers in Kansas and the customer service provided to these customers and the transmission of wholesale energy. Monitored Services is comprised of our security alarm monitoring business in North America and Europe.

     The following table reflects key information for our three electric utility business segments:

                                                               Three Months Ended March 31,
                                                              ------------------------------
                                                                2001                 2000
                                                              --------             --------
                                                                      (In Thousands)
Fossil Generation:
 External sales..................................             $232,769             $100,764
 Internal sales..................................              131,639              128,392
 EBIT............................................               73,678               45,352
Nuclear Generation (a):
 Internal sales..................................             $ 28,942             $ 29,480
 EBIT............................................               (5,694)              (5,346)
Power Delivery:
 External sales..................................             $245,266             $233,731
 Internal sales..................................               73,485               67,370
 EBIT............................................               15,049               12,457

__________________
(a) Our 47% share of Wolf Creek's operating results

     Fossil Generation: Fossil Generation's external sales consist of the power produced and purchased for sale to wholesale customers. Internal sales consist of the power produced for sale to Power Delivery, which delivers the power to our retail and wholesale customers. The internal transfer price for these sales is set by us based on estimates of what we believe would be competitive market prices for capacity and energy at the time of sale.

     External sales increased $132 million primarily due to power marketing sales, which increased $80.5 million, or 191%, and wholesale sales, which increased $22.4 million, or 53%. The increases in power marketing and wholesale sales are a direct result of gradually increasing the size of our power trading operation since 1997 in an effort to better utilize our market knowledge and to mitigate the risk associated with energy prices.

     EBIT was $28.3 million higher due to the increased sales, due primarily to power marketing activity.

     Nuclear Generation: Nuclear Generation has only internal sales because it provides all of its power to its co-owners: KGE, Kansas City Power and Light Company and Kansas Electric Power Cooperative, Inc. KGE owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek Generating Station (Wolf Creek). Internal sales are priced at the internal transfer price that Nuclear Generation charges to Power Delivery. Internal sales and EBIT did not materially change because there were no Wolf Creek refueling outages in either period.

     Power Delivery: The Power Delivery segment's external sales consist of the transmission and distribution of power to our electric retail and wholesale customers and the customer service provided to them. Internal sales consist of the intra-segment transfer price charged to Fossil Generation and Nuclear Generation for the use of the distribution lines and transformers.

     External sales increased $11.5 million, or 5%, and EBIT increased $2.6 million, or 21%. We experienced a 9% increase in residential sales volumes primarily due to a 24% increase in heating-degree days, caused by colder weather than in 2000, which increased the demand for power on our system.

     Monitored Services: Protection One and Protection One Europe comprise our monitored services business. The results discussed below reflect Monitored Services on a stand-alone basis. These results do not take into consideration Protection One's minority interest of approximately 15% at March 31, 2001 and 2000.

                                               Three Months Ended March 31,
                                              -----------------------------
                                                2001                 2000
                                              --------             --------
                                                      (In Thousands)
 External sales....................           $114,370             $146,870
 EBIT..............................            (30,102)             (19,724)

     Sales decreased $32.5 million primarily due to a decline in Monitored Services' average customer base. Monitored Services' net decline in customers in the first quarter of 2001 was 20,989. In North America, Protection One had a net decrease of 29,874 customers in the first quarter of 2001 as compared to a net decrease of 26,246 customers in the first quarter of 2000. The average customer bases for the first quarters of 2001 and 2000 were 1,048,178 and 1,191,519, respectively, or a decrease of 143,341 customers. The decrease in customers is primarily attributable to the fact that Protection One's present customer acquisition strategies have not been able to generate accounts in a sufficient volume at acceptable cost to replace accounts lost through attrition. See "Monitored Services Business Attrition" below for discussion regarding attrition. Protection One expects this trend will continue until the efforts it is making to acquire new accounts and reduce attrition become more successful than they have been to date. Until it is able to reverse this trend, net losses of customer accounts will materially and adversely affect its business, financial condition and results of operations. Protection One's focus remains on the completion of its current infrastructure projects, the development of cost effective marketing programs and the generation of positive cash flow. Protection One Europe's account base did not significantly change during the quarter.

     EBIT decreased $10.4 million, or 53%, primarily because of the smaller customer base.

Other Income (Expense)

     Other income for the first quarter of 2001 decreased $104 million primarily due to lower investment earnings of $105 million. During 2000, we recognized a gain on the sale of our investment in a gas compression company and on the sale of marketable securities. See Note 5 of the Notes to Consolidated Financial Statement for more information.

Interest Expense

     Interest expense represents the interest we paid on outstanding debt. On June 28, 2000, we entered into a $600 million, multi-year term loan that increased our long-term debt balance (see the Liquidity and Capital Resources section below for more information). As a result, long-term debt interest expense increased $8.2 million, or 16%. However, short-term debt interest expense decreased $9 million due to repayments of short-term borrowings under our credit facilities, which decreased our net interest expense $0.8 million.

Income Taxes

     We have recorded income tax benefits for the interim periods using the effective tax rate method. Under this method, we compute the tax related to year-to-date income, except for significant unusual or extraordinary items at an estimated annual effective tax rate. We individually compute and recognize, when the transaction occurs, income tax expense related to significant unusual, extraordinary items. Our effective income tax rate for the three months ended March 31, 2001, was a tax benefit of 50% compared to a tax expense of 48% for the same period of 2000.

     The difference between our effective tax rate and the statutory rate is primarily attributable to the tax benefit of excluding from taxable income, in accordance with IRS rules, 70% of the dividends received from ONEOK, the income from corporate-owned life insurance, and certain expenses for depreciation, amortization and state income taxes. The difference is also attributed to the use of tax credits generated from affordable housing investments and the amortization of prior year deferred investment tax credits. The 2000 effective tax rate was significantly influenced by the tax effect of gains on the sale of securities.


LIQUIDITY AND CAPITAL RESOURCES

     We had $14.2 million in cash and cash equivalents at March 31, 2001. We consider cash equivalents to be highly liquid debt instruments when purchased with a maturity of three months or less. We also had $22.4 million of restricted cash classified as a current asset. The current asset portion of our restricted cash consists primarily of cash held in escrow as required by certain letters of credit. In addition, we had $35.3 million of restricted cash classified as a long-term asset, which consists primarily of cash held in escrow required by the terms of a pre-paid capacity and transmission agreement.

     At March 31, 2001, current maturities of long-term debt were $36.3 million and short-term debt outstanding was $77.5 million. At May 10, 2001, our short-term debt outstanding was $120 million.

     On June 28, 2000, we entered into a $600 million, multi-year term loan that replaced two revolving credit facilities that matured on June 30, 2000. The proceeds of the term loan were used to retire short-term debt. On January 2, 2001, we repaid $3 million, reducing the remaining balance to $597 million. The term loan is secured by our and KGE's first mortgage bonds and has a maturity date of March 17, 2003.

     The terms of the loan contain requirements for maintaining certain consolidated leverage ratios, interest coverage ratios and consolidated debt to capital ratios. We are in compliance with all of these requirements.

     We also have an arrangement with certain banks to provide a revolving credit facility on a committed basis totaling $500 million. The facility is secured by our and KGE's first mortgage bonds and expires on March 17, 2003. As of March 31, 2001, borrowings under this facility were $76 million.

     Future Cash Requirements: Our businesses require significant capital investments. See our Annual Report on Form 10-K for the year ended December 31, 2000, for additional information about anticipated capital expenditures for years 2001 through 2003. Protection One is re-evalutating its anticipated capital expenditures for these years and the amounts are expected to change. If the KCC adopts the rate decreases proposed by its staff discussed under "Summary of Significant Items" above, our ability to obtain financing sufficient to fund our presently estimated capital requirements would be adversely affected and the cost of financing would be increased. In that event, a re-evaluation by us of our currently planned capital improvements might be necessary in order to reduce our capital requirements and we might have to take other steps to reduce our capital needs.

     Credit Ratings: Standard & Poor's (S&P), Fitch Investors Service (Fitch) and Moody's Investors Service (Moody's) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies' assessment of our ability to pay interest and principal on these securities.

     As of April 30, 2001, ratings with these agencies are as follows:

                       Western                                    Protection        Protection
                      Resources        Western          KGE           One              One
                      Mortgage        Resources      Mortgage       Senior            Senior
                        Bond          Unsecured        Bond        Unsecured       Subordinated
                       Rating            Debt         Rating         Debt         Unsecured Debt
                   ---------------  --------------  -----------  -------------  ------------------
S&P...............       BBB-             BB-            BB+           B+                B-
Fitch.............       BB+              BB             BB+           B                 CCC+
Moody's...........       Ba1              Ba1            Ba2           B3                Caa2

Cash Flows from Operating Activities

     Cash provided by operations decreased from $67.4 million for the three months ended March 31, 2000, to $48.8 million for the same period of 2001. The primary reasons for this decrease are the decrease in net income and the lower amounts of operating cash generated by Protection One. Changes in working capital also contributed to this decrease in cash flow from operations.

Cash Flows from (used in) Investing Activities

     Investing activities used net cash flow of $70 million in the first three months of 2001, primarily due to additions to property, plant and equipment.

     Cash flow from investing activities were $121 million in the first three months of 2000 due primarily to the proceeds from the sale of marketable securities.

Cash Flows from (used in) from Financing Activities

     Net cash from financing activities totaled $26.6 million in the first three months of 2001 due primarily to the proceeds of short-term debt and the proceeds from the sale of accounts receivable.

     Net cash used in financing activities totaled $199.6 million in the first three months of 2000 primarily due to the retirements of long-term and short-term debt.

     Our ability to issue additional debt and equity securities is restricted under our Articles of Incorporation and our and KGE's mortgages and other debt instruments.

Debt and Equity Repurchase Plans

     We and Protection One may, from time to time, purchase our and Protection One's debt and equity securities in the open market or through negotiated transactions. We and Protection One will determine the timing and terms of purchases, and the amount of debt or equity actually purchased, based on market conditions and other factors.


OTHER INFORMATION

Electric Utility

     FERC Proceeding: In September 1999, the City of Wichita filed a complaint with the Federal Energy Regulatory Commission (FERC) against us alleging improper affiliate transactions between our KPL division and KGE. The City of Wichita asked that FERC equalize the generation costs between KPL and KGE, in addition to other matters. A hearing on the case was held at FERC on October 11 and 12, 2000, and on November 9, 2000, a FERC administrative law judge ruled in our favor confirming that no change in rates was required. On December 13, 2000, the City of Wichita filed a brief with FERC asking that the Commission overturn the judge's decision. On January 5, 2001, we filed a brief opposing the City's position. We anticipate a decision by FERC in the second quarter of 2001. A decision requiring equalization of rates could have a material adverse effect on our operations and financial position.

     City of Wichita Municipalization Effort: In December 1999, the City Council of Wichita, Kansas, authorized the hiring of an outside consultant to determine the feasibility of creating a municipal electric utility to replace KGE as the supplier of electricity in Wichita. The feasibility study was released in February 2001 and estimates that the City of Wichita would be required to pay KGE $145 million for its stranded costs if the City were to municipalize. However, KGE estimates the amount to be substantially greater.
In order to municipalize KGE's Wichita electric facilities, the City of Wichita would be required to purchase KGE's facilities or build a separate independent system and arrange for its own power supply. These costs are in addition to the stranded costs for which the City would be required to reimburse KGE. On February 2, 2001, the City of Wichita announced its intention to proceed with its attempt to municipalize KGE's retail electric utility business in Wichita. KGE will oppose municipalization efforts by the City of Wichita. Should the City be successful in its municipalization efforts without providing us adequate compensation for our assets and lost revenues, the adverse effect on our operations and financial position could be material. Customers within the Wichita metropolitan area account for approximately 25% of our total energy sales.

Monitored Services Business Attrition

     Customer attrition has a direct impact on the results of our monitored security operations since it affects its revenues, amortization expense and cash flow. See "Operating Results - Monitored Services" for additional information regarding customer attrition.

     Customer attrition for the three months ended March 31, 2001 and 2000, is summarized below:

                                                        Customer Account Attrition
                                           March 31, 2001                      March 31, 2000
                                  ---------------------------------   ---------------------------------
                                    Annualized         Trailing         Annualized         Trailing
                                       First            Twelve             First            Twelve
                                      Quarter            Month            Quarter            Month
                                  ---------------   ---------------   ---------------   ---------------
Protection One..................       13.9%             14.7%             11.1%             14.3%
Protection One Europe...........        8.4%              9.1%             10.7%              9.4%

Market Risk Disclosure

     We are exposed to market risk, including changes in commodity prices, equity instrument investment prices and interest rates. Since December 31, 2000, we have not experienced any significant changes in our exposure to market risk. For additional information on our market risk, see our Annual Report on Form 10-K for the year ended December 31, 2000.

Accounting Change

     Effective January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138 (collectively, SFAS No. 133). We use derivative instruments (primarily swaps, options and futures) to manage the commodity price risk inherent in fuel purchases and electricity sales.

     Under SFAS No. 133, all derivative instruments have been recorded on the balance sheet as either an asset or liability measured at fair value. Energy trading contracts representing unrealized gain positions are reported as assets; energy trading contracts representing unrealized loss positions are reported as liabilities. Cash flows from derivative instruments are presented in net cash flow from operating activities.

     Prior to January 1, 2001, gains and losses on our derivatives used for managing commodity price risk were deferred until settlement. They have not been designated as hedges under SFAS No. 133. Accordingly, in the first quarter of 2001, we recognized a net unrealized gain of $18.7 million, net of $12.3 million tax, on these derivatives as a cumulative effect of a change in accounting principle.

     Subsequent to January 1, 2001, changes in fair value of all derivative instruments used for managing commodity price risk are recognized currently in earnings as other income. For the quarter ended March 31, 2001, we recognized other income of $1 million (excluding the cumulative effect above) associated with these derivative instruments. Accounting for derivatives under SFAS No. 133 may increase volatility of our future earnings.

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

                            WESTERN RESOURCES, INC.

Part II  Other Information

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     The company, its subsidiary Westar Industries, Protection One, its subsidiary Protection One Alarm Monitoring, Inc. (Monitoring) and certain present and former officers and directors of Protection One are defendants in a purported class action litigation pending in the United States District Court for the Central District of California, "Alec Garbini, et al v. Protection One, Inc., et al," No. CV 99-3755 DT (RCx). Pursuant to an Order dated August 2, 1999, four pending purported class actions were consolidated into a single action. On February 27, 2001, plaintiffs filed a Third Consolidated Amended Class Action Complaint (Amended Complaint). Plaintiffs purported to bring the action on behalf of a class consisting of all purchasers of publicly traded securities of Protection One, including common stock and notes, during the period of February 10, 1998, through February 2, 2001. The Amended Complaint asserts claims under Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 against Protection One, Monitoring, and certain present and former officers and directors of Protection One based on allegations that various statements concerning Protection One's financial results and operations for 1997, 1998, 1999 and the first three quarters of 2000 were false and misleading and not in compliance with generally accepted accounting principles. Plaintiffs allege, among other things, that former employees of Protection One have reported that Protection One lacked adequate internal accounting controls and that certain accounting information was unsupported or manipulated by management in order to avoid disclosure of accurate information. The Amended Complaint further asserts claims against the company and Westar Industries as controlling persons under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A claim is also asserted under Section 11 of the Securities Act of 1933 against Protection One's auditor, Arthur Andersen LLP. The Amended Complaint seeks an unspecified amount of compensatory damages and an award of fees and expenses, including attorneys' fees. Defendants have moved to dismiss, in part, the Amended Complaint. The company and Protection One intend to vigorously defend against all the claims asserted in the Amended Complaint. The company and Protection One cannot predict the impact of this litigation which could be material.

     For other proceedings affecting the company, see Note 2 of the Notes to Consolidated Financial Statements, for a discussion of an investigation that is being conducted by the KCC, Note 4 for a discussion of regulatory proceedings, including our rate requests and FERC proceedings involving the City of Wichita, and Note 8 for a discussion of the City of Wichita municipalization efforts. The Notes to the Consolidated Financial Statements are incorporated herein by reference.


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

     None

ITEM 5.  OTHER INFORMATION
--------------------------

     None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a) Exhibits:  None.

     (b) Reports on Form 8-K filed during the three months ended March 31, 2001:
         None.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 WESTERN RESOURCES, INC.

   Date:  May 15, 2001                           By:    /s/ James A. Martin
                                                 -----------------------------
                                                        James A. Martin
                                                        Senior Vice President
                                                        and Treasurer