Form 10-Q
period 2001-06-30
WESTERN RESOURCES INC /KS
filed 2001-08-14
CIK 54507

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

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

                                818 Kansas Avenue
                              Topeka, Kansas 66612
                                 (785) 575-6300
   (Address, including zip code and telephone number, including area code, of registrant's principal executive offices)


                              ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at August 8, 2001
              -----                             -----------------------------
   Common Stock, $5.00 par value                       70,730,526 Shares

                             WESTERN RESOURCES, INC.

                                      INDEX


                                                                                                             Page
                                                                                                             ----
PART I.  Financial Information
    Item 1.  Financial Statements
             Consolidated Balance Sheets........................................................             4
             Consolidated Statements of Income..................................................           5 - 6
             Consolidated Statements of Comprehensive Income....................................             7
             Consolidated Statements of Cash Flows..............................................             8
             Notes to Consolidated Financial Statements.........................................             9

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
             Operations.........................................................................             16

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................             27

PART II.  Other Information

    Item 1.  Legal Proceedings..................................................................             28

    Item 2.  Changes in Securities and Use of Proceeds..........................................             28

    Item 3.  Defaults Upon Senior Securities....................................................             28

    Item 4.  Submission of Matters to a Vote of Security Holders................................             28

    Item 5.  Other Information..................................................................             28

    Item 6.  Exhibits and Reports on Form 8-K...................................................             28

Signature.......................................................................................             30

                             WESTERN RESOURCES, INC.

                           FORWARD-LOOKING STATEMENTS


         Certain matters discussed in this Form 10-Q are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we "believe," "anticipate," "expect" or words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning capital expenditures, earnings, liquidity and capital resources, litigation, rate and other regulatory matters, including the impact of the order to reduce our rates issued on July 25, 2001 by the Kansas Corporation Commission, and the impact of the Kansas Corporation Commission's order issued July 20, 2001 with respect to the proposed separation of Western Resources' electric utility businesses from Westar Industries, possible corporate restructurings, mergers, acquisitions, dispositions, compliance with debt and other restrictive covenants, changes in accounting requirements and other accounting matters, interest and dividends, Protection One's financial condition and its impact on our consolidated results, environmental matters, changing weather, nuclear operations, ability to enter new markets successfully and capitalize on growth opportunities in non-regulated businesses, events in foreign markets in which investments have been made and the overall economy of our service area. What happens in each case could vary materially from what we expect because of such things as electric utility deregulation; ongoing municipal, state and federal activities such as the Wichita municipalization effort; future economic conditions; legislative and regulatory developments; the consummation of the acquisition of the electric operations of Western Resources by Public Service Company of New Mexico; regulatory and competitive markets; and other circumstances affecting anticipated operations, sales and costs. See Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2000, for additional information on these and other matters that may affect our business and financial results. Any forward-looking statement speaks only as of the date such statement was made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made.

                             WESTERN RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                                         June 30,       December 31,
                                                                                           2001             2000
                                                                                        -----------     ------------
                                                                                        (Unaudited)
                                      ASSETS
CURRENT ASSETS:
    Cash and cash equivalents.................................................          $   66,766        $    8,762
    Restricted cash...........................................................              23,014            22,205
    Accounts receivable, net..................................................             130,071           152,165
    Inventories and supplies, net.............................................             121,454           101,303
    Energy trading contracts..................................................             109,446           185,364
    Prepaid expenses and other................................................              70,609            44,449
                                                                                        ----------        ----------
         Total Current Assets.................................................             521,360           514,248
                                                                                        ----------        ----------
PROPERTY, PLANT AND EQUIPMENT, NET............................................           4,021,234         3,993,438
                                                                                        ----------        ----------
OTHER ASSETS:
    Restricted cash...........................................................              34,924            35,878
    Investment in ONEOK.......................................................             597,555           591,173
    Customer accounts, net....................................................             906,320         1,005,505
    Goodwill, net.............................................................             915,091           976,102
    Regulatory assets.........................................................             322,852           327,350
    Other.....................................................................             309,409           323,514
                                                                                        ----------        ----------
         Total Other Assets...................................................           3,086,151         3,259,522
                                                                                        ----------        ----------
TOTAL ASSETS..................................................................          $7,628,745        $7,767,208
                                                                                        ==========        ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt......................................          $   32,510        $   41,825
    Short-term debt...........................................................             146,380            35,000
    Accounts payable..........................................................             119,012           154,654
    Accrued liabilities.......................................................             209,323           206,959
    Accrued income taxes......................................................              25,540            53,834
    Deferred security revenues................................................              62,157            73,585
    Energy trading contracts..................................................             103,506           191,673
    Other.....................................................................              64,836            56,600
                                                                                        ----------        ----------
         Total Current Liabilities............................................             763,264           814,130
                                                                                        ----------        ----------
LONG-TERM LIABILITIES:
    Long-term debt, net.......................................................           3,196,171         3,237,849
    Western Resources obligated mandatorily redeemable preferred securities
      of subsidiary trusts holding solely company subordinated debentures.....             220,000           220,000
    Deferred income taxes and investment tax credits..........................             909,955           920,083
    Minority interests........................................................             173,599           184,591
    Deferred gain from sale-leaseback.........................................             180,380           186,294
    Other.....................................................................             295,706           272,841
                                                                                        ----------        ----------
         Total Long-Term Liabilities..........................................           4,975,811         5,021,658
                                                                                        ----------        ----------
COMMITMENTS AND CONTINGENCIES (NOTE 5)

SHAREHOLDERS' EQUITY:
    Cumulative preferred stock................................................              24,858            24,858
    Common stock, par value $5 per share; authorized 150,000,000 shares;
      issued 85,046,342 shares and 70,082,314 shares, respectively............             425,339           350,412
    Paid-in capital...........................................................           1,152,991           850,100
    Retained earnings.........................................................             644,625           714,454
    Treasury stock, at cost, 14,577,427 and 0 shares, respectively............            (355,837)              --
    Accumulated other comprehensive loss, net.................................              (2,306)           (8,404)
                                                                                        ----------        ----------
         Total Shareholders' Equity...........................................           1,889,670         1,931,420
                                                                                        ----------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....................................          $7,628,745        $7,767,208
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

                             WESTERN RESOURCES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                               June 30,
                                                                                     -----------------------------
                                                                                        2001              2000
                                                                                     -----------       -----------
SALES:
    Energy..................................................................         $   412,803       $   418,691
    Monitored Services......................................................             110,098           127,916
                                                                                     -----------       -----------
          Total Sales.......................................................             522,901           546,607
                                                                                     -----------       -----------
COST OF SALES:
    Energy..................................................................             198,210           172,963
    Monitored Services......................................................              39,094            41,755
                                                                                     -----------       -----------
          Total Cost of Sales...............................................             237,304           214,718
                                                                                     -----------       -----------
GROSS PROFIT................................................................             285,597           331,889
                                                                                     -----------       -----------
OPERATING EXPENSES:
    Operating and maintenance expense.......................................              88,538            82,651
    Depreciation and amortization...........................................             103,029           108,099
    Selling, general and administrative expense.............................              83,761            76,916
    Loss on dispositions of monitored services operations...................              17,979                --
                                                                                     -----------       -----------
          Total Operating Expenses..........................................             293,307           267,666
                                                                                     -----------       -----------
INCOME (LOSS) FROM OPERATIONS...............................................              (7,710)           64,223
                                                                                     -----------       -----------
OTHER INCOME (EXPENSE):
    Investment earnings.....................................................                  42            32,857
    Minority interests......................................................               4,451             1,059
    Other...................................................................                (284)              896
                                                                                     -----------       -----------
          Total Other Income................................................               4,209            34,812
                                                                                     -----------       -----------
EARNINGS (LOSS) BEFORE INTEREST AND TAXES...................................              (3,501)           99,035
                                                                                     -----------       -----------
INTEREST EXPENSE:
    Interest expense on long-term debt......................................              56,917            48,966
    Interest expense on short-term debt and other...........................               9,949            23,346
                                                                                     -----------       -----------
          Total Interest Expense............................................              66,866            72,312
                                                                                     -----------       -----------
EARNINGS (LOSS) BEFORE INCOME TAXES.........................................             (70,367)           26,723
Income tax (benefit) expense................................................             (34,353)            3,158
                                                                                     -----------       -----------
NET INCOME (LOSS) BEFORE EXTRAORDINARY GAIN.................................             (36,014)           23,565
Extraordinary gain, net of tax of $3,137 and $9,340.........................               5,826            17,347
                                                                                     -----------       -----------
NET INCOME (LOSS)...........................................................             (30,188)           40,912
Preferred dividends.........................................................                 282               282
                                                                                     -----------       -----------
EARNINGS (LOSS) AVAILABLE FOR COMMON STOCK..................................         $   (30,470)      $    40,630
                                                                                     ===========       ===========

Average common shares outstanding...........................................          70,409,093        68,731,435

BASIC AND DILUTED EARNINGS (LOSS) PER AVERAGE
COMMON SHARE OUTSTANDING:
    Before extraordinary gain...............................................         $     (0.51)      $      0.34
    Extraordinary gain, net of tax..........................................                0.08              0.25
                                                                                     -----------       -----------
    After extraordinary gain................................................         $     (0.43)      $      0.59
                                                                                     ===========       ===========

DIVIDENDS DECLARED PER COMMON SHARE.........................................         $      0.30       $      0.30

        The accompanying notes are an integral part of these consolidated financial statements.

                             WESTERN RESOURCES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                               June 30,
                                                                                     -----------------------------
                                                                                        2001              2000
                                                                                     -----------       -----------
SALES:
    Energy..................................................................         $   859,173       $   753,521
    Monitored Services......................................................             224,467           274,786
                                                                                     -----------       -----------
          Total Sales.......................................................           1,083,640         1,028,307
                                                                                     -----------       -----------
COST OF SALES:
    Energy..................................................................             427,041           300,588
    Monitored Services......................................................              79,867            89,069
                                                                                     -----------       -----------
          Total Cost of Sales...............................................             506,908           389,657
                                                                                     -----------       -----------
GROSS PROFIT................................................................             576,732           638,650
                                                                                     -----------       -----------
OPERATING EXPENSES:
    Operating and maintenance expense.......................................             181,220           168,293
    Depreciation and amortization...........................................             205,515           215,878
    Selling, general and administrative expense.............................             162,635           162,397
    Loss on dispositions of monitored services operations...................              17,979                --
                                                                                     -----------       -----------
          Total Operating Expenses..........................................             567,349           546,568
                                                                                     -----------       -----------
INCOME FROM OPERATIONS......................................................               9,383            92,082
                                                                                     -----------       -----------
OTHER INCOME (EXPENSE):
    Investment earnings.....................................................              13,062           150,925
    Minority interests......................................................               5,723               676
    Other...................................................................                (687)            1,410
                                                                                     -----------       -----------
          Total Other Income................................................              18,098           153,011
                                                                                     -----------       -----------
EARNINGS BEFORE INTEREST AND TAXES..........................................              27,481           245,093
                                                                                     -----------       -----------
INTEREST EXPENSE:
    Interest expense on long-term debt......................................             116,517           100,408
    Interest expense on short-term debt and other...........................              19,557            41,930
                                                                                     -----------       -----------
          Total Interest Expense............................................             136,074           142,338
                                                                                     -----------       -----------
EARNINGS (LOSS) BEFORE INCOME TAXES.........................................            (108,593)          102,755
Income tax (benefit) expense................................................             (53,392)           39,389
                                                                                     -----------       -----------
NET INCOME (LOSS) BEFORE EXTRAORDINARY GAIN AND
ACCOUNTING CHANGE...........................................................             (55,201)           63,366
Extraordinary gain, net of tax of $5,799 and $19,298........................              10,769            35,839
Cumulative effect of accounting change, net of tax of $12,347 and $1,097....              18,694            (3,810)
                                                                                     -----------       -----------
NET INCOME (LOSS)...........................................................             (25,738)           95,395
Preferred dividends.........................................................                 564               564
                                                                                     -----------       -----------
EARNINGS (LOSS) AVAILABLE FOR COMMON STOCK..................................         $   (26,302)      $    94,831
                                                                                     ===========       ===========

Average common shares outstanding...........................................          70,384,333        68,232,780

BASIC AND DILUTED EARNINGS (LOSS) PER AVERAGE
COMMON SHARE OUTSTANDING:
    Before extraordinary gain and accounting change.........................         $     (0.79)      $      0.92
    Extraordinary gain, net of tax..........................................                0.15              0.53
    Accounting change, net of tax...........................................                0.27             (0.06)
                                                                                     -----------       -----------
    After extraordinary gain and accounting change..........................         $     (0.37)      $      1.39
                                                                                     ===========       ===========

DIVIDENDS DECLARED PER COMMON SHARE.........................................         $      0.60       $     0.835

        The accompanying notes are an integral part of these consolidated financial statements.

                             WESTERN RESOURCES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                                June 30,
                                                                                      --------------------------
                                                                                        2001               2000
                                                                                      --------           -------
NET INCOME (LOSS).........................................................           $(30,188)           $40,912
                                                                                     --------            -------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
    Unrealized holding losses on marketable securities arising
      during the period...................................................               (345)            (1,353)
    Adjustment for losses/(gains) included in net income..................              1,470            (17,369)
                                                                                     --------            -------
        Net change in unrealized gain/(loss) on marketable securities.....              1,125            (18,722)
    Foreign currency translation adjustment...............................              6,793             (1,338)
    Income tax benefit....................................................                 --             11,315
                                                                                     --------            -------
         Total other comprehensive gain/(loss), net of tax................              7,918             (8,745)
                                                                                     --------            -------


COMPREHENSIVE INCOME (LOSS)...............................................           $(22,270)           $32,167
                                                                                     ========            =======


                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                      --------------------------
                                                                                        2001               2000
                                                                                      --------           -------
NET INCOME (LOSS).........................................................           $(25,738)           $95,395
                                                                                     --------            -------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
    Unrealized holding (losses)/gains on marketable securities arising
      during the period...................................................               (587)            44,863
    Adjustment for losses/(gains) included in net income..................              3,331           (115,629)
                                                                                     --------            -------
        Net change in unrealized gain/(loss) on marketable securities.....              2,744            (70,766)
    Foreign currency translation adjustment...............................              4,047               (624)
    Income tax (expense) benefit..........................................               (693)            31,668
                                                                                     --------            -------
         Total other comprehensive gain/(loss), net of tax................              6,098            (39,722)
                                                                                     --------            -------


COMPREHENSIVE INCOME (LOSS)...............................................           $(19,640)           $55,673
                                                                                     ========            =======

        The accompanying notes are an integral part of these consolidated financial statements.

                             WESTERN RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                  Six Months Ended June 30,
                                                                               -----------------------------
                                                                                  2001               2000
                                                                               ----------          ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
    Net income (loss)..................................................        $  (25,738)         $  95,395
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Extraordinary gain.................................................           (10,769)           (35,839)
    Cumulative effect of accounting change.............................           (18,694)             3,810
    Depreciation and amortization......................................           205,515            215,878
    Amortization of deferred gain from sale-leaseback..................            (5,914)            (5,915)
    Equity in earnings from investments................................            (5,163)            (7,200)
    Loss on dispositions of monitored services operations..............            17,979                 --
    Impairment on investments..........................................            11,075                 --
    (Gain) loss on sale of marketable securities.......................             1,861           (115,629)
    Minority interests.................................................           (10,992)              (676)
    Accretion of discount note interest................................            (1,602)            (5,981)
    Changes in working capital items, net of acquisitions and
      dispositions:
       Accounts receivable, net........................................            19,983            (14,257)
       Inventories and supplies, net...................................           (21,015)            (5,562)
       Energy trading contracts........................................            18,792            (11,075)
       Prepaid expenses and other......................................           (24,476)           (16,740)
       Accounts payable................................................           (32,947)            13,559
       Accrued liabilities.............................................             5,511            (24,046)
       Accrued income taxes............................................           (28,294)            16,538
       Deferred security revenues......................................             4,826                148
    Changes in other assets and liabilities............................             7,218            (36,576)
                                                                               ----------          ---------
              Cash flows from operating activities.....................           107,156             65,832
                                                                               ----------          ---------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
    Additions to property, plant and equipment, net....................          (122,506)          (170,357)
    Customer account acquisitions......................................           (19,132)           (20,943)
    Proceeds from sale of marketable securities........................             2,829            217,062
    Proceeds from dispositions of monitored services operations........            42,258                 --
    Proceeds from/purchase of other investments, net...................            (1,328)             5,589
                                                                               ----------          ---------
              Cash flows (used in) from investing activities...........           (97,879)            31,351
                                                                               ----------          ---------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
    Short-term debt, net...............................................           112,703           (496,421)
    Proceeds of long-term debt.........................................            14,823            606,087
    Retirements of long-term debt......................................           (46,768)          (176,343)
    Proceeds from accounts receivable sale, net........................            (5,000)                --
    Issuance of common stock, net......................................             8,796              8,639
    Cash dividends paid................................................           (42,611)           (57,606)
    Acquisition of treasury stock......................................                --             (9,187)
    Reissuance of treasury stock.......................................             6,784             21,847
                                                                               ----------          ---------
              Cash flows from (used in) financing activities...........            48,727           (102,984)
                                                                               ----------          ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................            58,004             (5,801)

CASH AND CASH EQUIVALENTS:
    Beginning of period................................................             8,762             12,444
                                                                               ----------          ---------
    End of period......................................................        $   66,766          $   6,643
                                                                               ==========          =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    CASH PAID FOR:
    Interest on financing activities, net of amount capitalized........        $  174,388          $ 179,660
    Income taxes.......................................................             5,810              3,793

        The accompanying notes are an integral part of these consolidated financial statements.

                             WESTERN RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of Business: Western Resources, Inc. (the company, we, us or our) is a publicly traded, consumer services company. We provide electric generation, transmission and distribution services to approximately 639,000 customers in Kansas, monitored security services to approximately 1.4 million customers in North America and Europe, and natural gas transmission and distribution services to approximately 1.4 million customers in Oklahoma and Kansas.

         KPL, one of our divisions, and Kansas Gas and Electric Company (KGE), a wholly owned subsidiary, provide our rate regulated electric service.

         Westar Industries, Inc., our wholly owned subsidiary, owns our interests in Protection One, Inc., Protection One Europe, ONEOK, Inc. and other non-utility businesses. Monitored security services are provided by Protection One, a publicly traded, approximately 87%-owned subsidiary, and other wholly owned subsidiaries collectively referred to as Protection One Europe. Natural gas transmission and distribution services are provided through our approximate 45% ownership interest in ONEOK.

         Consolidation Policy: We prepared the accompanying financial statements in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information and in accordance with the instructions to Form 10-Q. This means that certain information and footnote disclosures normally included in financial statements have been condensed or omitted and that these statements have not been audited. Only normal recurring adjustments considered necessary for a fair presentation of the financial statements have been included. To gain a full understanding of our business, you should read the information provided in this report in conjunction with the Consolidated Financial Statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2000.

         Many items, including such things as the weather, operating costs, market conditions and generating availability, can have a great impact on our results for interim periods. Therefore, the results of interim periods do not necessarily represent results to be expected for the full year.

         Reclassifications: Certain amounts in prior years have been reclassified to conform to classifications used in the current year presentation.


2.  PNM MERGER AND SPLIT-OFF OF WESTAR INDUSTRIES

         On November 8, 2000, we entered into an agreement under which Public Service Company of New Mexico (PNM) is to acquire our electric utility businesses in a stock-for-stock transaction. Under the terms of the agreement, both PNM and we are to become subsidiaries of a new holding company, subject to customary closing conditions including regulatory and shareholder approvals. The split-off of Westar Industries to our shareholders immediately prior to closing is a condition to closing the transaction. At the same time we entered into the agreement with PNM, Westar Industries and we entered into an Asset Allocation and Separation Agreement which, among other things, provides for the split-off of Westar Industries and for a payable owed by us to Westar Industries to be converted by Westar Industries into certain of our securities.

         On May 8, 2001, the Kansas Corporation Commission (KCC) opened an investigation of the separation of our electric utility businesses from our non-utility businesses and other aspects of our unregulated businesses. The order opening the investigation indicated that the investigation would focus on whether the separation and other transactions involving our unregulated businesses are consistent with our obligation to provide efficient and sufficient electric service at just and reasonable rates to our electric utility customers. The KCC staff was directed to investigate, among other matters, the basis for and the effect of the Asset Allocation and Separation Agreement and the payable owed by us to Westar Industries, the split-off of Westar Industries, the effect of business difficulties faced by our unregulated businesses and whether they should continue to be affiliated with our electric utility business and our present and prospective capital structures. On May 22, 2001, the KCC issued an order nullifying the Asset Allocation and Separation Agreement as not having been filed with and approved by the KCC, prohibiting us and Westar Industries from taking any action to complete a rights offering for common stock of Westar Industries, which was to be a first step in the separation, and scheduling a hearing to consider whether to make the order permanent.

         On July 20, 2001, the KCC issued an order that, among other things, (1) confirmed its May 22, 2001 order prohibiting us and Westar Industries from taking any action to complete the proposed rights offering and nullifying the Asset Allocation and Separation Agreement; (2) directed us and Westar Industries not to take any action or enter into any agreement not related to normal utility operations that would directly or indirectly increase the share of debt in our capital structure applicable to our electric utility operations, which has the effect of prohibiting us from borrowing to make a loan or capital contribution to Westar Industries; and (3) directed us to present a plan by October 18, 2001, consistent with parameters established by the KCC's order, to restore financial health, achieve a balanced capital structure and protect ratepayers from the risks of our non-utility businesses. In its order, the KCC also acknowledged that we are presently operating efficiently and at reasonable cost and stated that it was not disapproving the PNM transaction or a split-off of Westar. We have filed a petition for general reconsideration of the order.

         On July 26, 2001, PNM and we issued a joint press release announcing our belief that, if recent orders issued by the KCC remain in effect, the proposed transaction would be difficult to complete as currently structured and that we intend to meet to discuss possible modifications to the transaction that will make it possible to obtain necessary regulatory approvals. On August 13, 2001, PNM issued a press release announcing that we had discontinued discussions with PNM about possible modifications to the proposed transaction and advising us that PNM believes the KCC order reducing our rates would have a material adverse effect on the financial condition of the proposed combined companies and could result in the failure of a significant condition to the transaction. PNM's press release acknowledged that we disagreed with its characterization of the impact of the KCC's rate order. We have advised PNM that we also disagree strongly with its characterization of our discussions about possible modifications to the transaction.

         While we are attempting to proceed with the PNM transaction, we are unable to predict the outcome of these matters or their impact on our strategic plans, including the PNM/split-off transaction, financial condition or results of operations. No assurance can be given as to whether or when the PNM transaction or a split-off may occur. We currently have approximately $7.9 million in deferred costs relating to the PNM transaction. Accounting rules require that these costs be charged to income in the period in which we determine the closing of the proposed transaction is not probable.

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

         Under SFAS No. 133, all derivative instruments are recorded on the balance sheet as either an asset or liability measured at fair value. Energy trading contracts representing unrealized gain positions are reported as assets; energy trading contracts representing unrealized loss positions are reported as liabilities. Cash flows from derivative instruments are presented in net cash flow from operating activities.

         Prior to January 1, 2001, gains and losses on our derivatives used for managing commodity price risk were deferred until settlement. These derivatives had not been designated as hedges under SFAS No. 133. Accordingly, in the first quarter of 2001, we recognized a net unrealized gain of $18.7 million, net of $12.3 million tax, on these derivatives as a cumulative effect of a change in accounting principle.

         After January 1, 2001, changes in fair value of all derivative instruments used for managing commodity price risk are recognized currently as a cost of sales. For the quarter ended June 30, 2001, we recognized an unrealized loss of $19.1 million, net of $12.6 million tax benefit, associated with these derivative instruments. For the six months ended June 30, 2001, we recognized an unrealized loss of $18.5 million, net of $12.2 million tax benefit (excluding the cumulative effect of a change in accounting principle discussed above), associated with these derivative instruments. Accounting for derivatives under SFAS No. 133 will increase volatility of our future earnings.


4.  RATE MATTERS AND REGULATION

         KCC Rate Cases: On November 27, 2000, we and KGE filed applications with the KCC for a change in retail rates. On July 25, 2001, the KCC ordered an annual reduction in our combined electric rates of $22.7 million, consisting of a $41.2 million reduction in KGE's rates and an $18.5 million increase in the KPL division's rates. Effective the date of the order, we began to recognize a liability for amounts currently being collected from customers that will be subject to refund, with interest, pursuant to the order. The order requires that we make a filing for rate design for all customer classes by September 20, 2001. On August 9, 2001, we filed a petition with the KCC requesting reconsideration of the July 25, 2001 order. The petition specifically asks for reconsideration of changes in depreciation, reductions in rate base related to deferred income taxes and a deferred gain, wholesale revenue imputation and several other issues. We are unable to predict the outcome of our petition for reconsideration.

         KCC Investigation and Order: See Note 2 for a discussion of the order issued by the KCC on July 20, 2001 in the KCC's docket investigating the separation of our electric utility businesses from our non-utility businesses and other aspects of our unregulated businesses.

         FERC Proceeding: In September 1999, the City of Wichita filed a complaint with the Federal Energy Regulatory Commission (FERC) against us alleging improper affiliate transactions between our KPL division and KGE. The City of Wichita asked that FERC equalize the generation costs between KPL and KGE, in addition to other matters. After hearings on the case, a FERC administrative law judge ruled in our favor confirming that no change in rates was required. On December 13, 2000, the City of Wichita filed a brief with FERC asking that the Commission overturn the judge's decision. On January 5, 2001, we filed a brief opposing the City's position. We anticipate a decision by FERC in 2001. A decision requiring equalization of rates could have a material adverse effect on our results of operations and financial position.


5.  COMMITMENTS AND CONTINGENCIES

         Potential Impairment Charge Relating to the Planned Adoption of a New Accounting Standard Regarding the Treatment of Goodwill in a Business
Combination: In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes a new accounting standard for the treatment of goodwill. The new standard continues to require recognition of goodwill as an asset in a business combination, but does not permit amortization as currently required by Accounting Principles Board Opinion No. 17, "Intangible Assets." Effective January 1, 2002, the new standard requires that goodwill be separately tested for impairment using a fair-value based approach as opposed to the undiscounted cash flow approach used under current accounting standards. If goodwill is found to be impaired, we would be required to record a non-cash charge against income, which would be recorded as a cumulative effect of a change in accounting principle. The impairment charge would be equal to the amount by which the carrying amount of the goodwill exceeds its estimated fair value. Also effective January 1, 2002, goodwill will no longer be amortized as is required under current accounting standards.

         Under the new standard, any subsequent impairment test on our customer accounts will be performed on the customer accounts alone rather than in conjunction with goodwill utilizing an undiscounted cash flow test pursuant to SFAS No. 121.

         At June 30, 2001, our intangible assets included $915.1 million in goodwill and $906.3 million in customer accounts. These intangible assets together represented 24% of the book value of our total assets. We recorded approximately $28.9 million in goodwill amortization expense for the six months ended June 30, 2001.

         We have not yet performed impairment tests using the new standard. When tests are performed, we believe it is probable that we will be required to record a non-cash impairment charge. The amount will not be known until the tests are performed, but we believe the amount will be material and could be a substantial portion of our intangible assets. This impairment charge will have a material adverse effect on our operating results in the period recorded. Until the impairment charge is known we are unable to determine the impact upon our retained earnings, dividends, financial condition or cost of borrowings.

         Manufactured Gas Sites: We have been associated with 15 former manufactured gas sites located in Kansas that may contain coal tar and other potentially harmful materials. We and the Kansas Department of Health and Environment entered into a consent agreement governing all future work at these sites. The terms of the consent agreement will allow us to investigate these sites and set remediation priorities based on the results of the investigations and risk analyses. As of June 30, 2001, the costs incurred for preliminary site investigation and risk assessment have not been material. In accordance with the terms of the strategic alliance with ONEOK, ownership of 12 of these sites and the responsibility for clean up of these sites were transferred to ONEOK. The ONEOK agreement limits our future liability associated with these sites to an immaterial amount. Our investment earnings from ONEOK could be impacted by these costs.

         Asset Retirement Obligations: In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When it is initially recorded, we will capitalize the estimated asset retirement obligation by increasing the carrying amount of the related long-lived asset. The liability will be accreted to its present value each period and the capitalized cost will be depreciated over the life of the asset. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. We are reviewing what impact this pronouncement will have on our current accounting practices including nuclear plant decommissioning.

         Additional Information: For additional information on Commitments and Contingencies, see Note 14 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2000.


6.  INVESTMENT EARNINGS

         We own certain equity securities, the fair value of which has declined below our cost basis. We believe the decline to be other than temporary. During the second quarter of 2001, we wrote down the cost basis of these securities to their fair value. The amount of the write-down is $11.1 million and is included in other income (expense). Investment earnings also include $10.3 million related to our investment in ONEOK.

         During the six months ended June 30, 2000, we sold marketable securities and realized a gain of $115.6 million.


7.  EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

         In the second quarter of 2001, Protection One purchased $21.8 million face value of its bonds in the open market. An extraordinary gain of $5.8 million, net of $3.1 million tax, was recognized on the retirement of these bonds. For the six months ended June 30, 2001, Protection One purchased $39.3 million face value of its bonds in the open market. An extraordinary gain of $10.8 million, net of $5.8 million tax, was recognized on the retirement of these bonds.

         In the second quarter of 2000, Westar Industries purchased $45.1 million face value of Protection One bonds in the open market. These debt securities were transferred to Protection One in exchange for cash and the settlement of certain intercompany payables and receivables. Protection One also purchased $24.5 million face value of its bonds in the open market in the second quarter of 2000. An extraordinary gain of $17.3 million, net of $9.3 million tax, was recognized on these retirements.


8.  INCOME TAXES

         We have recorded income tax benefits and expenses for the interim periods using the effective tax rate method. Under this method, we compute the tax related to year-to-date income, except for significant unusual or extraordinary items, at an estimated annual effective tax rate. We individually compute and recognize, when the transaction occurs, income tax expense related to significant unusual extraordinary items. Our effective income tax rate for the three and six months ended June 30, 2001 was a tax benefit of 49% for each period compared to a tax expense of 12% and 38% for the comparable periods of 2000. The 2000 effective tax rates were significantly influenced by the tax effect of the gain on the sale of securities.

         The difference between our effective tax rate and the statutory rate is primarily attributable to the tax benefit of excluding from taxable income, in accordance with IRS rules, 70% of the dividends received from ONEOK, the income from corporate-owned life insurance and certain expenses for depreciation, amortization and state income taxes. The difference is also attributed to the use of tax credits generated from affordable housing investments, the amortization of prior year deferred investment tax credits and a tax benefit associated with the loss on the disposition of some of our monitored services operations and the write-down of certain of our equity securities.


9.  DISPOSITIONS OF MONITORED SERVICES OPERATIONS

         In the second quarter of 2001, we and Protection One disposed of certain monitored security operations for approximately $42.3 million. We recognized a loss of $7.7 million, net of tax, on these transactions.


10.  LEGAL PROCEEDINGS

         The SEC commenced a private investigation in 1997 relating to, among other things, the timeliness and adequacy of disclosure filings with the SEC by us with respect to securities of ADT Ltd. We have cooperated with the SEC staff in this investigation.

         We, our subsidiary Westar Industries, Protection One, its subsidiary Protection One Alarm Monitoring, Inc. (Monitoring) and certain present and former officers and directors of Protection One are defendants in a purported class action litigation pending in the United States District Court for the Central District of California, "Alec Garbini, et al v. Protection One, Inc., et al," No. CV 99-3755 DT (RCx). Pursuant to an Order dated August 2, 1999, four pending purported class actions were consolidated into a single action. On February 27, 2001, plaintiffs filed a Third Consolidated Amended Class Action Complaint (Amended Complaint). Plaintiffs purport to bring the action on behalf of a class consisting of all purchasers of publicly traded securities of Protection One, including common stock and notes, during the period of February 10, 1998, through February 2, 2001. The Amended Complaint asserts claims under
Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 against Protection One, Monitoring, and certain present and former officers and directors of Protection One based on allegations that various statements concerning Protection One's financial results and operations for 1997, 1998, 1999 and the first three quarters of 2000 were false and misleading and not in compliance with generally accepted accounting principles. Plaintiffs allege, among other things, that former employees of Protection One have reported that Protection One lacked adequate internal accounting controls and that certain accounting information was unsupported or manipulated by management in order to avoid disclosure of accurate information. The Amended Complaint further asserted claims against us and Westar Industries as controlling persons under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A claim was also asserted under Section 11 of the Securities Act of 1933 against Protection One's auditor, Arthur Andersen LLP. The

Amended Complaint sought an unspecified amount of compensatory damages and an award of fees and expenses, including attorneys' fees. On June 4, 2001, the District Court dismissed plaintiffs' claims under Sections 10(b) and 20(a) of the Securities Exchange Act. The Court granted plaintiffs leave to replead such claims. The Court also dismissed all claims brought on behalf of bondholders with prejudice. The Court also dismissed plaintiffs' claims against Arthur Andersen with prejudice. The plaintiffs subsequently moved for reconsideration of the Court's order insofar as it did not give plaintiffs permission to amend their complaint to replead their claims against Arthur Andersen. After that motion is decided by the Court, plaintiffs will file a new amended complaint. We and Protection One intend to vigorously defend against this action. We and Protection One cannot predict the impact of this litigation, which could be material.

         We and our subsidiaries are involved in various other legal, environmental and regulatory proceedings. We believe that adequate provision has been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect upon our overall financial position or results of operations.

         See also Notes 2 and 4 for discussion of the KCC regulatory proceedings and FERC proceedings involving the City of Wichita.


11.  SEGMENTS OF BUSINESS

         We have segmented our business according to differences in products and services, production processes and management responsibility. Based on this approach, we have identified four reportable segments: Fossil Generation, Nuclear Generation, Power Delivery and Monitored Services.

         The first three segments comprise our electric utility business. Fossil Generation produces power for sale internally to the Power Delivery segment and externally to wholesale customers. A component of our Fossil Generation segment is power marketing, which attempts to minimize market fluctuation risk associated with fuel and purchased power requirements and to enhance system reliability. Nuclear Generation represents our 47% ownership in the Wolf Creek nuclear generating facility. This segment has only internal sales because it provides all of its power to its co-owners. The Power Delivery segment consists of the transmission and distribution of power to our retail customers in Kansas and the customer service provided to these customers and the transportation of wholesale energy. Monitored Services represents our security alarm monitoring business in North America and continental Europe. Other represents our non-utility operations and natural gas investment.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2000. We evaluate segment performance based on earnings before interest and taxes (EBIT).


Three Months Ended June 30, 2001:
                                                                                                      Eliminating/
                                   Fossil         Nuclear       Power        Monitored                 Reconciling
                                 Generation     Generation    Delivery       Services       Other        Items          Total
                                 ----------    ------------ ------------- ------------   ---------    ------------    --------
                                                                         (In Thousands)
External sales..............       $146,389      $    --       $266,078     $110,098     $     337     $      (1)   $ 522,901
Internal sales..............        135,723       29,421         76,915           --            --      (242,059)          --
Earnings (loss) before
  interest and taxes........         23,107       (2,996)        32,763      (56,856)        2,232        (1,751)      (3,501)
Interest expense............                                                                                           66,866
Earnings (loss)
  before income taxes.......                                                                                          (70,367)


Three Months Ended June 30, 2000:

                                                                                                      Eliminating/
                                   Fossil        Nuclear       Power        Monitored                 Reconciling
                                 Generation    Generation    Delivery       Services       Other        Items          Total
                                 ----------   ------------ ------------- ------------   ---------     -----------    --------
                                                                         (In Thousands)
External sales..............       $157,509     $    --       $260,820     $127,916     $     353     $       9     $ 546,607
Internal sales..............        135,433      29,313         70,533           --            --      (235,279)           --
Earnings (loss) before
  interest and taxes........         65,489      (2,858)        29,555      (21,959)       32,365        (3,557)       99,035
Interest expense............                                                                                           72,312
Earnings before
  income taxes..............                                                                                           26,723


Six Months Ended June 30, 2001:

                                                                                                     Eliminating/
                                    Fossil         Nuclear      Power      Monitored                 Reconciling
                                  Generation(a)  Generation   Delivery     Services       Other        Items          Total
                                  -------------  ----------   --------     --------     --------     -----------    ---------
                                                                         (In Thousands)
External sales..............       $347,142      $    --      $511,344      $224,467    $    690      $      (3)   $1,083,640
Internal sales..............        267,362       58,363       150,400            --          --       (476,125)           --
Earnings (loss) before
  interest and taxes
  and cumulative
  effect of accounting
  change....................         65,744       (8,690)       47,813       (86,958)     16,933         (7,361)       27,481
Interest expense............                                                                                          136,074
Earnings (loss)
  before income taxes.......                                                                                         (108,593)


Six Months Ended June 30, 2000:

                                                                                                     Eliminating/
                                    Fossil         Nuclear      Power      Monitored                 Reconciling
                                  Generation     Generation   Delivery     Services       Other        Items          Total
                                  -------------  ----------   --------     --------     ---------    -----------    ---------
                                                                         (In Thousands)
External sales..............       $258,273     $    --       $494,551      $274,786    $     686     $      11    $1,028,307
Internal sales..............        263,825      58,793        137,903            --           --      (460,521)           --
Earnings (loss) before
  interest and taxes........        110,841      (8,204)        42,012       (41,683)     148,742        (6,615)      245,093
Interest expense............                                                                                          142,338
Earnings before
  income taxes..............                                                                                          102,755

-------------------------

(a) EBIT shown above for Fossil Generation does not include the unrecognized gain on derivatives reported as a cumulative effect of a change in accounting principle. If the effect had been included, EBIT for the Fossil Generation segment for the six months ended June 30, 2001 would have been $96,785.

                             WESTERN RESOURCES, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

INTRODUCTION

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in our Annual Report on Form 10-K for the year ended December 31, 2000, and should be read in conjunction with that report. In this section, we discuss the general financial condition, significant changes and operating results for us and our subsidiaries. We explain:

         -    What factors impact our business
         - What our earnings and costs were for the three and six months ended June 30, 2001 and 2000
         -    Why these earnings and costs differed from period to period
         -    How our earnings and costs affect our overall financial condition
         - Any other items that particularly affect our financial condition or earnings


SUMMARY OF SIGNIFICANT ITEMS

PNM Merger and Split-off of Westar Industries

         On November 8, 2000, we entered into an agreement under which Public Service Company of New Mexico (PNM) is to acquire our electric utility businesses in a stock-for-stock transaction. Under the terms of the agreement, both PNM and we are to become subsidiaries of a new holding company, subject to customary closing conditions including regulatory and shareholder approvals. The split-off of Westar Industries to our shareholders immediately prior to closing is a condition to closing the transaction. At the same time we entered into the agreement with PNM, Westar Industries and we entered into an Asset Allocation and Separation Agreement which, among other things, provides for the split-off of Westar Industries and for a payable owed by us to Westar Industries to be converted by Westar Industries into certain of our securities.

         On May 8, 2001, the Kansas Corporation Commission (KCC) opened an investigation of the separation of our electric utility businesses from our non-utility businesses and other aspects of our unregulated businesses. The order opening the investigation indicated that the investigation would focus on whether the separation and other transactions involving our unregulated businesses are consistent with our obligation to provide efficient and sufficient electric service at just and reasonable rates to our electric utility customers. The KCC staff was directed to investigate, among other matters, the basis for and the effect of the Asset Allocation and Separation Agreement and the payable owed by us to Westar Industries, the split-off of Westar Industries, the effect of business difficulties faced by our unregulated businesses and whether they should continue to be affiliated with our electric utility business and our present and prospective capital structures. On May 22, 2001, the KCC issued an order nullifying the Asset Allocation and Separation Agreement as not having been filed with and approved by the KCC, prohibiting us and Westar Industries from taking any action to complete a rights offering for common stock of Westar Industries, which was to be a first step in the separation, and scheduling a hearing to consider whether to make the order permanent.

         On July 20, 2001, the KCC issued an order that, among other things, (1) confirmed its May 22, 2001 order prohibiting us and Westar Industries from taking any action to complete the proposed rights offering and nullifying the Asset Allocation and Separation Agreement; (2) directed us and Westar Industries not to take any action or enter into any agreement not related to normal utility operations that would directly or indirectly increase the share of debt in our capital structure applicable to our electric utility operations, which has the effect of prohibiting us from borrowing to make a loan or capital contribution to Westar Industries; and (3) directed us to present a plan by October 18, 2001, consistent with parameters established by the KCC's order, to restore financial health, achieve a balanced capital structure and protect ratepayers from the risks of our non-utility businesses. In its order, the KCC also acknowledged that we are presently operating efficiently and at reasonable cost and stated that it was not disapproving the PNM transaction or a split-off of Westar. We have filed a petition for general reconsideration of the order.

         On July 26, 2001, PNM and we issued a joint press release announcing our belief that, if recent orders issued by the KCC remain in effect, the proposed transaction would be difficult to complete as currently structured and that we intend to meet to discuss possible modifications to the transaction that will make it possible to obtain necessary regulatory approvals. On August 13, 2001, PNM issued a press release announcing that we had discontinued discussions with PNM about possible modifications to the proposed transaction and advising us that PNM believes the KCC order reducing our rates would have a material adverse effect on the financial condition of the proposed combined companies and could result in the failure of a significant condition to the transaction. PNM's press release acknowledged that we disagree with its characterization of the KCC's rate order. We have advised PNM that we also disagree strongly with its characterization of our discussions about possible modifications to the transaction.

         While we are attempting to proceed with the PNM transaction, we are unable to predict the outcome of these matters or their impact on our strategic plans, including the PNM/split-off transaction, financial condition or results of operations. No assurance can be given as to whether or when the PNM transaction or a split-off may occur. We currently have approximately $7.9 million in deferred costs relating to the PNM transaction. Accounting rules require that these costs be charged to income in the period in which we determine the closing of the proposed transaction is not probable.

KCC Rate Cases

         On November 27, 2000, we and KGE filed applications with the KCC for a change in retail rates. On July 25, 2001, the KCC ordered an annual reduction in our combined electric rates of $22.7 million, consisting of a $41.2 million reduction in KGE's rates and an $18.5 million increase in the KPL division's rates. Effective the date of the order, we began to recognize a liability for amounts currently being collected from customers that will be subject to refund, with interest, pursuant to the order. The order requires that we make a filing for rate design for all customer classes by September 20, 2001. On August 9, 2001, we filed a petition with the KCC requesting reconsideration of the July 25, 2001 order. The petition specifically asks for the reconsideration of changes in depreciation, reductions in rate base related to deferred income taxes and a deferred gain, wholesale imputation and several other issues. We are unable to predict the outcome of our petition for reconsideration.

         We are currently evaluating the impact of the July 25, 2001 order, including provisions relating to certain accounting matters which, among other things, contemplate depreciation rates that effectively extend the estimated lives of our primary electric generation assets. The reduction of our annual rates by $22.7 million, or less than two percent of our total retail electric sales in 2000, will reduce our cash flow. We are evaluating whether this reduction in cash flow will require steps to reduce our capital needs or operating expenses. The impact of the order on our net income has not yet been determined.

Extraordinary Gain on Extinguishment of Debt

         In the second quarter of 2001, Protection One purchased $21.8 million face value of its bonds in the open market. An extraordinary gain of $5.8 million, net of $3.1 million tax, was recognized on the retirement of these bonds. For the six months ended June 30, 2001, Protection One purchased $39.3 million face value of its bonds in the open market. An extraordinary gain of $10.8 million, net of $5.8 million tax, was recognized on the retirement of these bonds.

         In the second quarter of 2000, Westar Industries purchased $45.1 million face value of Protection One bonds in the open market. These debt securities were transferred to Protection One in exchange for cash and the settlement of certain intercompany payables and receivables. Protection One also purchased $24.5 million face value of its bonds in the open market in the second quarter of 2000. An extraordinary gain of $17.3 million, net of tax of $9.3 million, was recognized on these retirements.

Potential Impairment Charge Relating to the Planned Adoption of a New Accounting Standard Regarding the Treatment of Goodwill in a Business Combination

         In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes a new accounting standard for the treatment of goodwill. The new standard continues to require recognition of goodwill as an asset in a business combination, but does not permit amortization as currently required by Accounting

Principles Board Opinion No. 17, "Intangible Assets." Effective January 1, 2002, the new standard requires that goodwill be separately tested for impairment using a fair-value based approach as opposed to the undiscounted cash flow approach used under current accounting standards. If goodwill is found to be impaired, we would be required to record a non-cash charge against income, which would be recorded as a cumulative effect of a change in accounting principle. The impairment charge would be equal to the amount by which the carrying amount of the goodwill exceeds its estimated fair value. Also effective January 1, 2002, goodwill will no longer be amortized as is required under current accounting standards.

         Under the new standard, any subsequent impairment test on our customer accounts will be performed on the customer accounts alone rather than in conjunction with goodwill utilizing an undiscounted cash flow test pursuant to SFAS No. 121.

         At June 30, 2001, our intangible assets included $915.1 million in goodwill and $906.3 million in customer accounts. These intangible assets together represented 24% of the book value of our total assets. We recorded approximately $28.9 million in goodwill amortization expense for the six months ended June 30, 2001.

         We have not yet performed impairment tests using the new standard.
When tests are performed, we believe it is probable that we will be required to record a non-cash impairment charge. The amount will not be known until the tests are performed, but we believe the amount will be material and could be a substantial portion of our intangible assets. This impairment charge will have a material adverse effect on our operating results in the period recorded. Until the impairment charge is known we are unable to determine the impact upon our retained earnings, dividends, financial condition or cost of borrowings.

Dispositions of Monitored Services Operations

         In the second quarter of 2001, we and Protection One disposed of certain monitored security operations for approximately $42.3 million. We recognized a loss of $7.7 million, net of tax, on these transactions.

Addition of New Capacity

         In June 2001, we added 354 megawatts (MW) of additional generating capacity. Construction of a 154 MW combustion turbine generating unit was completed at the Gordon Evans Energy Center in Wichita, Kansas. Construction was completed on combined cycle units at the State Line Power Plant in Joplin, Missouri, a joint venture with The Empire District Electric Company, in which we have an ownership interest of 200 MW of generating capacity.


OPERATING RESULTS

         The following discussion explains significant changes in operating results for the three and six months ended June 30, 2001 and 2000.

Western Resources Consolidated

         Three Months Ended June 30, 2001, Compared to Three Months Ended June 30, 2000: Sales decreased $23.7 million, or 4%, primarily due to decreased monitored security revenues caused by a decline in Monitored Services' customer account base and decreased power marketing sales. See the "Overview of Utility Operations" and "Business Segments" discussions below for additional information.

         Cost of sales increased $22.6 million, or 11%, primarily due to a $31.7 million non-cash mark-to-market adjustment on fuel derivatives as prescribed by SFAS No. 133 and increased fuel and purchased power expenses of $9.1 million. Partially offsetting these increases were decreases of $15.5 million in power marketing expense and $2.7 million in Monitored Services cost of revenues due to the decline in customer accounts. See the "Overview of Utility Operations" and "Business Segments" discussions below for further information. Decreased sales along with higher cost of sales were the primary reasons gross profit decreased $46.3 million. Gross profit as a percentage of sales decreased from 61% to 55%.

         Operating expenses increased $25.6 million, or 10%, primarily due to the loss from the dispositions of certain monitored security operations, a non-recurring charge for Protection One's work force reduction and call center and other office consolidations and an increase in maintenance expenses associated with planned generating unit outages. Other income decreased $30.6 million, or 88%, primarily due to the significant investment earnings in 2000 from the sale of marketable securities and the write-down of securities in 2001. As a result, EBIT decreased $102.5 million. Excluding the mark-to-market adjustment on fuel derivatives, EBIT would have decreased $70.8 million.

         For the reasons discussed above, basic loss per share was $0.43 for the second quarter of 2001, compared to basic earnings per share of $0.59 for the same period of 2000.

         Six Months Ended June 30, 2001, Compared to Six Months Ended June 30, 2000: Sales increased $55.3 million, or 5%, primarily due to higher power marketing and wholesale sales in the first quarter of 2001. The increase in energy sales was partially offset by a decrease in Monitored Services' revenues. See the "Overview of Utility Operations" and "Business Segments" discussions below for additional information.

         Cost of sales increased $117.3 million, or 30%, primarily due to a $30.7 million non-cash mark-to-market adjustment on fuel derivatives as prescribed by SFAS No. 133, increased power marketing expense of $65.1 million and increased fuel and purchased power expenses of $30.6 million as discussed below under "Overview of Utility Operations." These increases were partially offset by a lower cost of security revenues of $9.2 million, which declined primarily due to the decline in customer accounts. The significant increase in cost of sales was the primary reason gross profit decreased $61.9 million. Gross profit as a percentage of sales decreased from 62% to 53%.

         EBIT decreased $217.6 million primarily as a result of investment earnings of $115.6 million in 2000 from the sale of marketable securities and the $61.9 million decline in gross profit in 2001. EBIT also decreased as a result of the $30.7 million mark-to-market adjustment for derivative instruments in the second quarter of 2001. EBIT does not reflect a $31.0 million gain in the first quarter of 2001 for the mark-to-market adjustment for derivative instruments recorded as a cumulative effect of a change in accounting principle. See Note 3 of the Notes to Consolidated Financial Statements for more information on accounting for derivative instruments.

         For the reasons discussed above, basic loss per share was $0.37 for the six months ended June 30, 2001, compared to basic earnings per share of $1.39 for the same period of 2000.

Overview of Utility Operations


         The following table reflects the changes in electric sales volumes, excluding power marketing, as measured by megawatt hours (MWh), for the three and six months ended June 30, 2001, from the comparable periods of 2000.

                                                                   Three Months Ended June 30,
                                                        --------------------------------------------
                                                           2001              2000           % Change
                                                        ---------          --------         --------
                                                             (Thousands of MWh)
                 Residential                               1,381             1,370             0.8
                 Commercial                                1,566             1,548             1.2
                 Industrial                                1,468             1,475            (0.5)
                 Other                                        26                27            (3.7)
                                                        --------           -------
                     Total retail                          4,441             4,420             0.5
                 Wholesale                                 1,716             1,581             8.5
                                                        --------           -------
                     Total                                 6,157             6,001             2.6
                                                        ========           =======


                                                                    Six Months Ended June 30,
                                                        --------------------------------------------
                                                           2001              2000           % Change
                                                        ---------          --------         --------
                                                             (Thousands of MWh)
                 Residential                               2,711             2,593             4.6
                 Commercial                                3,044             2,967             2.6
                 Industrial                                2,822             2,851            (1.0)
                 Other                                        54                54             --
                                                        --------           -------
                     Total retail                          8,631             8,465             2.0
                 Wholesale                                 3,733             3,254            14.7
                                                        --------           -------
                     Total                                12,364            11,719             5.5
                                                        ========           =======

         Three Months Ended June 30, 2001, Compared to Three Months Ended June 30, 2000: Energy sales decreased $5.9 million, or 1%, primarily due to decreased power marketing sales, which were partially offset by increases in retail and wholesale sales. Power marketing sales were lower primarily due to a decrease in market demand and prices. Retail and wholesale sales increased primarily due to increased system demand for power because of warmer weather than in 2000.

         Cost of sales increased $25.2 million, or 15%, primarily due to a $31.7 million non-cash mark-to-market adjustment on fuel derivatives as prescribed by SFAS No. 133 and increased fuel and purchased power expenses of $9.1 million. Fuel and purchased power expenses were higher primarily due to increased volumes incurred to meet higher residential and commercial retail sales. A decrease in power marketing expense of $15.5 million due to reduced market demand partially offset the cost of sales increases. Primarily as a result of the increase in cost of sales, gross profit decreased $31.1 million, or 13% and gross profit as a percentage of electric sales decreased from 59% to 52%. Excluding the mark-to-market adjustment on fuel derivatives, gross profit would have increased $0.6 million.

         Six Months Ended June 30, 2001, Compared to Six Months Ended June 30, 2000: Energy sales increased $105.7 million, or 14%, primarily due to increased power marketing sales in the first quarter and higher retail and wholesale sales caused by weather conditions as discussed below in the "Power Delivery" segment discussion. Cost of sales increased $126.5 million, or 42%, primarily due to a $30.7 million non-cash mark-to-market adjustment on fuel derivatives as prescribed by SFAS No. 133 and increased power marketing, purchased power and fuel expenses. Gross profit decreased $20.8 million, or 5%, and gross profit as a percentage of electric sales decreased from 60% to 50% due to the cost of sales increasing more than the increase in sales. Excluding the mark-to-market adjustment on fuel derivatives, gross profit would have increased $9.9 million.

         Power marketing expense increased $65.1 million as a result of the corresponding increase in power marketing sales. Purchased power expense increased $11.7 million and fuel expense increased $18.9 million primarily due to increased demand from our retail customers and the need to replace power not available as a result of planned generating unit maintenance outages. Our average natural gas unit price has increased 71% during 2001 as compared to the same period of 2000. However, our average fossil fuel unit price increased only 7% because we were able to mitigate our exposure through fuel management efforts, such as burning significantly more oil and less gas. These efforts enabled us to keep our fossil fuel average unit cost from increasing in proportion to the average unit fuel prices experienced in the fossil fuel commodity markets. Due to the volatility of fossil fuel unit prices and commodity markets, similar efforts may not produce as favorable results in the future.

Business Segments

         Our business is segmented according to differences in products and services, production processes and management responsibility. Based on this approach, we have identified four reportable segments: Fossil Generation, Nuclear Generation, Power Delivery and Monitored Services.

         Our electric utility business is comprised of the Fossil Generation, Nuclear Generation and Power Delivery segments. Fossil Generation produces power for sale internally to the Power Delivery segment and externally to wholesale customers. A component of our Fossil Generation segment is power marketing, which attempts to minimize market fluctuation risk associated with fuel and purchased power requirements and enhance system reliability. Nuclear Generation represents our 47% ownership in the Wolf Creek nuclear generating facility. This segment has only internal sales because it provides all of its power to its co-owners. The Power Delivery segment consists of the transmission and distribution of power to our retail customers in Kansas and the customer service provided to these customers and the transmission of wholesale energy. Monitored Services is comprised of our security alarm monitoring business in North America and continental Europe.

         The following table reflects key information for our three electric utility business segments:

                                              Three Months Ended              Six Months Ended
                                                     June 30,                      June 30,
                                           -------------------------       -----------------------
                                              2001           2000             2001         2000
                                           ---------      ----------       ----------   ----------
Fossil Generation:
    External sales...............          $ 146,389      $  157,509       $  347,142   $ 258,273
    Internal sales...............            135,723         135,433          267,362     263,825
    EBIT (a).....................             23,107          65,489           65,744     110,841

Nuclear Generation (b):
    Internal sales...............          $  29,421      $   29,313       $   58,363   $  58,793
    EBIT.........................             (2,996)         (2,858)          (8,690)     (8,204)

Power Delivery:
    External sales...............          $ 266,078      $  260,820       $  511,344   $ 494,551
    Internal sales...............             76,915          70,533          150,400     137,903
    EBIT.........................             32,763          29,555           47,813      42,012

         ------------------
         (a) EBIT shown above for Fossil Generation does not include the unrecognized gain on derivatives reported as a cumulative effect of a change in accounting principle. If the effect had been included, EBIT for the Fossil Generation segment for the six months ended June 30, 2001 would have been $96,785.
         (b) Nuclear Generation amounts represent our 47% share of Wolf Creek's operating results.


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

         Three Months Ended June 30, 2001, Compared to Three Months Ended June 30, 2000: External sales decreased $11.1 million primarily due to a $15.8 million decrease in power marketing sales, which was partially offset by a $4.8 million increase in wholesale sales. The decrease in power marketing sales was primarily due to lower market demand and prices. EBIT decreased $42.4 million primarily due to a $31.7 million non-cash mark-to-market adjustment on fuel derivatives as prescribed by SFAS No. 133 and increased fuel and purchased power expenses. Excluding the mark-to-market adjustment on fuel derivatives, EBIT would have decreased $10.7 million.

         Six Months Ended June 30, 2001, Compared to Six Months Ended June 30, 2000: External sales increased $88.9 million primarily due to an increase in power marketing sales of $64.7 million, or 44%, and an increase in wholesale sales of $27.2 million, or 30%. During the first quarter of 2001, we experienced significant increases in power marketing and wholesale sales, which were partially offset by the decreases in the second quarter as discussed in the paragraph above. EBIT decreased $45.1 million primarily due to a $30.7 million non-cash mark-to-market adjustment on fuel derivatives, and increased fuel, purchased power, power marketing and maintenance expenses. Excluding the mark-to-market adjustment on fuel derivatives, EBIT would have decreased $14.4 million.

         Nuclear Generation

         Nuclear Generation has only internal sales because all of its power is provided to its co-owners: KGE, Kansas City Power and Light Company and Kansas Electric Power Cooperative, Inc. KGE owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek Generating Station (Wolf Creek). Internal sales are priced at the internal transfer price that Nuclear Generation charges to Power Delivery. Internal sales and EBIT did not materially change because there were no Wolf Creek refueling outages in either period. EBIT is negative because internal sales are less than Wolf Creek's costs.

         Power Delivery

         Power Delivery's external sales consist of the transmission and distribution of power to our electric retail and wholesale customers and the customer service provided to them. Internal sales consist of the intra-segment transfer price charged to Fossil Generation and Nuclear Generation for the use of the distribution lines and transformers.

         Three Months Ended June 30, 2001, Compared to Three Months Ended June 30, 2000: External sales increased $5.3 million, or 2%, and EBIT increased $3.2 million, or 11%. We experienced a 1% increase in residential sales volumes primarily due to a 12% increase in cooling-degree days caused by warmer weather than in 2000.

         Six Months Ended June 30, 2001, Compared to Six Months Ended June 30, 2000: External sales increased $16.8 million, or 3%, and EBIT increased $5.8 million, or 14%. Weather conditions resulted in an approximate 5% increase in residential sales volumes.

         Monitored Services

         Protection One and Protection One Europe comprise our monitored services business. The results discussed below reflect Monitored Services on a stand-alone basis. These results do not take into consideration Protection One's minority interest of approximately 13% and 15% at June 30, 2001 and 2000, respectively.

                                   Three Months Ended June 30,        Six Months Ended June 30,
                                  -----------------------------      ----------------------------
                                      2001              2000            2001              2000
                                  -----------        ----------      ----------        ----------
                                                      (Dollars in Thousands)

External sales.............       $   110,098        $   127,916     $  224,467        $  274,786
EBIT.......................           (56,856)           (21,959)       (86,958)          (41,683)

         Three Months Ended June 30, 2001, Compared to Three Months Ended June 30, 2000: Sales decreased $17.8 million primarily due to a decline in Monitored Services' average customer base. Monitored Services' net decline in customers in the second quarter of 2001 was 94,745. This decrease included a decrease in Protection One Europe's account base of 43,016 customers as a result of the disposition of the United Kingdom operations, and a decrease of 24,972 customers related to account dispositions and conversions by Protection One. The balance of the decrease in customers is primarily attributable to the fact that Protection One's customer acquisition strategies have not been able to generate accounts in a sufficient volume at acceptable cost to replace accounts lost through attrition. See "Monitored Services Business Attrition" below for discussion regarding attrition. Protection One expects this trend will continue until the efforts it is making to acquire new accounts and reduce attrition become more successful than they have been to date. Until it is able to reverse this trend, net losses of customer accounts will materially and adversely affect its business, financial condition and results of operations. Protection One's focus remains on the completion of its current infrastructure projects, cost reductions, the development of cost effective marketing programs and the generation of positive cash flow.

         Six Months Ended June 30, 2001, Compared to Six Months Ended June 30, 2000: Sales decreased $50.3 million primarily due to a decline in Monitored Services' average customer base. Monitored Services' experienced a net decline of 115,734 customers in the six months ended June 30, 2001. This decrease in customers is primarily attributable to the factors discussed in the paragraph above and the significant decrease in the number of accounts being purchased from dealers.

Other Income (Expense)

         Other income for the second quarter of 2001 decreased $30.6 million primarily due to lower investment earnings of $32.8 million. For the six months ended June 30, 2001, other income decreased $134.9 million primarily due to lower investment earnings of $137.9 million as compared to June 30, 2000. During 2000, our investment earnings were significantly higher because we recognized a gain on the sale of our investment in a gas compression company and on the sale of other marketable securities, which represented substantially all of our investment portfolio. Additionally, during the second quarter of 2001, we wrote down the cost basis of certain equity securities to their fair value. See Note 6 of the Notes to Consolidated Financial Statements for more information.

Interest Expense

         Three Months Ended June 30, 2001, Compared to Three Months Ended June 30, 2000: Interest expense represents the interest we paid on outstanding debt. On June 28, 2000, we entered into a $600 million, multi-year term loan that increased our long-term debt balance (see the Liquidity and Capital Resources section below for more information). As a result, long-term debt interest expense increased $8.0 million, or 16%. However, interest expense on short-term debt decreased $13.4 million, or 57%, due to repayments of short-term borrowings under our credit facilities, which reduced our net interest expense by $5.4 million.

         Six Months Ended June 30, 2001, Compared to Six Months Ended June 30, 2000: Our interest expense on long-term debt increased $16.1 million because of increased long-term debt as discussed above. Short-term debt interest expense was $22.4 million lower due to repayments of short-term borrowings. Our net interest expense was $6.3 million lower in 2001 than in 2000.

Income Taxes

         We have recorded income tax benefits and expenses for the interim periods using the effective tax rate method. Under this method, we compute the tax related to year-to-date income, except for significant unusual or extraordinary items, at an estimated annual effective tax rate. We individually compute and recognize, when the transaction occurs, income tax expense related to significant unusual extraordinary items. Our effective income tax rate for the three and six months ended June 30, 2001 was a tax benefit of 49% for each period compared to a tax expense of 12% and 38% for the comparable periods of 2000. The 2000 effective tax rates were significantly influenced by the tax effect of the gain on the sale of securities.

         The difference between our effective tax rate and the statutory rate is primarily attributable to the tax benefit of excluding from taxable income, in accordance with IRS rules, 70% of the dividends received from ONEOK, the income from corporate-owned life insurance and certain expenses for depreciation, amortization and state income taxes. The difference is also attributed to the use of tax credits generated from affordable housing investments, the amortization of prior year deferred investment tax credits and a tax benefit associated with the loss on the disposition of some of our monitored services operations and the write-down on certain of our equity securities.


LIQUIDITY AND CAPITAL RESOURCES

         We had $66.8 million in cash and cash equivalents at June 30, 2001. We consider cash equivalents to be highly liquid debt instruments when purchased with a maturity of three months or less. We also had $23.0 million of restricted cash classified as a current asset. The current asset portion of our restricted cash consists primarily of cash held in escrow as required by certain letters of credit. In addition, we had $34.9 million of restricted cash classified as a long-term asset, which consists primarily of cash held in escrow required by the terms of a pre-paid capacity and transmission agreement.

         At June 30, 2001, current maturities of long-term debt were $32.5 million and short-term debt outstanding was $146.4 million. At August 8, 2001, our short-term debt outstanding was $142 million.

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

         We also have an arrangement with certain banks to provide a revolving credit facility on a committed basis totaling $500 million. The facility is secured by our and KGE's first mortgage bonds and expires on March 17, 2003. As of June 30, 2001, borrowings under this facility were $146.1 million.

         Future Cash Requirements: Our businesses require significant capital investments. See our Annual Report on Form 10-K for the year ended December 31, 2000 for additional information about anticipated capital expenditures for years 2001 through 2003. Protection One anticipates capital expenditures of approximately $20 million to acquire customer accounts and to purchase fixed assets for the remainder of 2001. Protection One is re-evaluating its estimated capital expenditures for 2002 and 2003. The KCC order reducing our combined electric annual rates by $22.7 million will also reduce our annual cash flow. We are evaluating the extent to which this reduction in cash flow will, among other things, require us to take steps to reduce our currently planned capital needs and operating expenses, or increase our cost of financing.

         Credit Ratings: Standard & Poor's (S&P), Fitch Investors Service (Fitch) and Moody's Investors Service (Moody's) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies' assessment of our ability to pay interest and principal on these securities. On July 25, 2001, S&P revised its CreditWatch listing on our and KGE's ratings to "developing" from "positive".

         As of July 25, 2001, ratings with these agencies are as follows:

                           Western                               Protection      Protection
                          Resources      Western        KGE          One            One
                          Mortgage      Resources    Mortgage      Senior          Senior
                            Bond        Unsecured      Bond       Unsecured     Subordinated
                           Rating         Debt        Rating        Debt       Unsecured Debt
                           ------         ----        ------        ----       --------------
S&P.............            BBB-          BB-          BB+          B+              B-
Fitch...........            BB+           BB           BB+          B               CCC+
Moody's.........            Ba1           Ba2          Ba1          B3              Caa2

Cash Flows from (used in) Operating Activities

         Cash provided by operations increased from $65.8 million for the six months ended June 30, 2000, to $107.2 million for the same period of 2001. The reason for this increase is primarily due to changes in working capital.

Cash Flows from (used in) Investing Activities

         Investing activities used net cash flow of $97.9 million in the six months ended June 30, 2001 compared to providing cash of $31.4 million for the same period in 2000. The decrease is primarily due to proceeds of $217.1 received from the sale of marketable securities during the six months ended June 30, 2000. Additions to property, plant and equipment also decreased by $47.9 million for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

Cash Flows from (used in) from Financing Activities

         Net cash from financing activities totaled $48.7 million for the six months ended June 30, 2001 due primarily to additional short-term debt borrowings.

         Net cash used in financing activities totaled $103.0 million in the six months ended June 30, 2000 primarily due to the retirements of long- and short-term debt.

         Our ability to issue additional debt and equity securities is restricted under our Articles of Incorporation and our and KGE's mortgages and other debt instruments.

Debt and Equity Repurchase Plans

         We and Protection One may, from time to time, purchase our and Protection One's debt and equity securities in the open market or through negotiated transactions. We and Protection One will determine the timing and terms of purchases and the amount of debt or equity actually purchased, based on market conditions and other factors.


OTHER INFORMATION

FERC Proceeding

         In September 1999, the City of Wichita filed a complaint with the FERC against us alleging improper affiliate transactions between our KPL division and KGE. The City of Wichita asked that FERC equalize the generation costs between KPL and KGE, in addition to other matters. After hearings on the case, a FERC administrative law judge ruled in our favor confirming that no change in rates was required. On December 13, 2000, the City of Wichita filed a brief with FERC asking that the Commission overturn the judge's decision. On January 5, 2001, we filed a brief opposing the City's position. We anticipate a decision by FERC in 2001. A decision requiring equalization of rates could have a material adverse effect on our results of operations and financial position.

Monitored Services Business Attrition

         Customer attrition has a direct impact on the results of our monitored security operations since it affects its revenues, amortization expense and cash flow. See "Operating Results - Monitored Services" for additional information regarding customer attrition.

         In the second quarter of 2001, the decrease in Protection One's customer base included 7,878 accounts that were sold, 1,562 accounts that were part of the patrol division that was discontinued in May, and 15,532 accounts that were combined with related existing accounts in the conversion of the Beaverton, Oregon customer service center to a new billing and monitoring system referred to as MAS(R). Protection One's old billing and monitoring systems reported accounts based on number of contracts. MAS(R) reports sites for which Protection One provides service regardless of whether Protection One has separate contracts to provide multiple services at that site. These decreases were excluded in the calculation of attrition for the periods indicated below.

         Customer attrition for the three months ended June 30, 2001 and 2000, is summarized below:

                                                     Customer Account Attrition
                                              June 30, 2001                 June 30, 2000
                                      ---------------------------   ---------------------------
                                       Annualized      Trailing      Annualized       Trailing
                                         Second         Twelve         Second          Twelve
                                         Quarter        Months         Quarter         Months
                                         -------        ------         -------         ------
Protection One................            12.2%           13.9%         14.6%           14.4%
Protection One Europe.........             8.6%            9.3%          8.6%            8.2%

Market Risk Disclosure

         We are exposed to market risk, including changes in commodity prices, equity instrument investment prices and interest rates. Since December 31, 2000, we have not experienced any significant changes in our exposure to market risk except for the impact of changes in our interest rate exposure on variable rate debt and current maturities of fixed rate debt. For additional information on our market risk, see our Annual Report on Form 10-K for the year ended December 31, 2000.

         Interest Rate Exposure: Our variable rate debt and current maturities of fixed rate debt increased from $156.9 million at December 31, 2000, to $268.3 million at June 30, 2001. Our weighted average interest rate decreased from 8.11% at December 31, 2000, to 5.83% at June 30, 2001. A 100 basis point change in each debt series' benchmark rate used to set the rate for such series would impact net income on an annual basis by approximately $2.0 million after tax.

Accounting Change

         Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138 (collectively, SFAS No. 133). We use derivative instruments (primarily swaps, options and futures) to manage the commodity price risk inherent in fuel purchases and electricity sales.

         Under SFAS No. 133, all derivative instruments are recorded on the balance sheet as either an asset or liability measured at fair value. Energy trading contracts representing unrealized gain positions are reported as assets; energy trading contracts representing unrealized loss positions are reported as liabilities. Cash flows from derivative instruments are presented in net cash flow from operating activities.

         Prior to January 1, 2001, gains and losses on our derivatives used for managing commodity price risk were deferred until settlement. These derivatives had not been designated as hedges under SFAS No. 133. Accordingly, in the first quarter of 2001, we recognized a net unrealized gain of $18.7 million, net of $12.3 million tax, on these derivatives as a cumulative effect of a change in accounting principle.

         After January 1, 2001, changes in fair value of all derivative instruments used for managing commodity price risk are recognized currently as a cost of sales. For the quarter ended June 30, 2001, we recognized an unrealized loss of $19.1 million, net of $12.6 million tax benefit, associated with these derivative instruments. For the six months ended June 30, 2001, we recognized an unrealized loss of $18.5 million, net of $12.2 million tax benefit (excluding the cumulative effect of a change in accounting principle discussed above), associated with these derivative instruments. Accounting for derivatives under SFAS No. 133 will increase volatility of our future earnings.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

         Information relating to the market risk disclosure is set forth in Other Information of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.

                             WESTERN RESOURCES, INC.

Part II  Other Information

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

         Information relating to legal proceedings is set forth in Note 10 of the Notes to Consolidated Financial Statements included in Part I of this report, which information is incorporated herein by reference.

         See also Notes 2 and 4 of the Notes to Consolidated Financial Statments for discussion of KCC regulatory proceedings and FERC proceedings involving the City of Wichita, which are incorporated herein by reference.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
-------  -----------------------------------------

         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
-------  -------------------------------

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         Our Annual Meeting of Shareholders was held on July 10, 2001. At the meeting, the holders of 59,387,120 shares voted either in person or by proxy to elect the following directors to serve a term of three years:

                                                         Votes
                                             --------------------------------
                                                 For               Withheld
                                             ------------       -------------
         Gene A. Budig................       56,238,684            3,148,436
         John C. Nettels, Jr..........       56,348,332            3,038,788
         David C. Wittig..............       53,838,662            5,548,458

         The following directors will continue to serve their unexpired terms:
Frank J. Becker, Douglas T. Lake, John C. Dicus and Charles Q. Chandler, IV.


ITEM 5.  OTHER INFORMATION
-------  -----------------

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

         (a) Exhibits:

             99.1 - Press release issued August 13, 2001 by PNM announcing that talks to modify our transaction with PNM have been discontinued.

             99.2 - Press release issued August 13, 2001 by Western Resources responding to PNM's announcment of discontinued talks.



         (b) Reports on Form 8-K filed during the quarter ended June 30, 2001:

             Form 8-K filed May 2, 2001 - Announcing that we and Westar Industries had entered into an Amendment to the Asset Allocation and Separation Agreement.

             Form 8-K filed May 10, 2001 - Filing the KCC's order initiating an investigation into the proposed separation of our electric utility businesses from our unregulated businesses and our press release responding to the order.

             Form 8-K filed May 23, 2001 - Announcing a supplemental order from the KCC declaring that the Asset Allocation and Separation Agreement is of no force and legal effect and further ordering that no action be taken on Westar Industries' rights offering.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             WESTERN RESOURCES, INC.

        Date: August 14, 2001                By:         /s/ James A. Martin
              ----------------                      ----------------------------
                                                           James A. Martin
                                                        Senior Vice President
                                                            and Treasurer