Form 10-Q
period 2001-09-30
WESTERN RESOURCES INC /KS
filed 2001-11-14
CIK 54507

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

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

                          ---------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X   No
                                      ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at November 8, 2001
            -----                                -------------------------------
Common Stock, $5.00 par value                            70,092,983 Shares

                             WESTERN RESOURCES, INC.

                                      INDEX

                                                                                                            Page
                                                                                                            ----
PART I.  Financial Information
    Item 1.  Financial Statements

             Consolidated Balance Sheets...........................................................          4
             Consolidated Statements of Income.....................................................        5 - 6
             Consolidated Statements of Comprehensive Income (Loss)................................          7
             Consolidated Statements of Cash Flows.................................................          8
             Notes to Consolidated Financial Statements............................................          9

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results
             of Operations.........................................................................          18

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................          31

PART II.  Other Information

    Item 1.  Legal Proceedings.....................................................................          32

    Item 2.  Changes in Securities and Use of Proceeds.............................................          32

    Item 3.  Defaults Upon Senior Securities.......................................................          32

    Item 4.  Submission of Matters to a Vote of Security Holders...................................          32

    Item 5.  Other Information.....................................................................          32

    Item 6.  Exhibits and Reports on Form 8-K......................................................          32

Signature..........................................................................................          33

                             WESTERN RESOURCES, INC.

                           FORWARD-LOOKING STATEMENTS

     Certain matters discussed here and elsewhere in this Form 10-Q are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we "believe," "anticipate," "expect" or words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning capital expenditures, earnings, liquidity and capital resources, litigation, rate and other regulatory matters, including the impact of the order to reduce our rates issued on July 25, 2001 by the Kansas Corporation Commission and the impact of the Kansas Corporation Commission's order issued July 20, 2001 with respect to the proposed separation of Western Resources' electric utility businesses from Westar Industries, possible corporate restructurings, mergers, acquisitions, dispositions, compliance with debt and other restrictive covenants, changes in accounting requirements and other accounting matters, interest and dividends, Protection One's financial condition and its impact on our consolidated results, environmental matters, changing weather, nuclear operations, ability to enter new markets successfully and capitalize on growth opportunities in non-regulated businesses, events in foreign markets in which investments have been made and the overall economy of our service area. What happens in each case could vary materially from what we expect because of such things as electric utility deregulation; ongoing municipal, state and federal activities such as the Wichita municipalization effort; future economic conditions; the impact of the September 11, 2001 terrorist attack on our service territory; the impact, if any, of Enron Corp.'s financial difficulties on the market for trading wholesale electricity; legislative and regulatory developments; the consummation of the acquisition of the electric operations of Western Resources by Public Service Company of New Mexico and related litigation; regulatory and competitive markets; and other circumstances affecting anticipated operations, sales and costs. See Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2000 for additional information on these and other matters that may affect our business and financial results. Any forward-looking statement speaks only as of the date such statement was made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made.

                             WESTERN RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                              September 30,   December 31,
                                                                                  2001            2000
                                                                              -------------   ------------
                                                                               (Unaudited)
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...............................................   $    64,493    $     8,762
    Restricted cash .......................................................        23,924         22,205
    Accounts receivable, net ..............................................       121,098        152,165
    Inventories and supplies, net .........................................       131,002        101,303
    Energy trading contracts ..............................................        44,734        185,364
    Prepaid expenses and other ............................................        56,301         44,449
                                                                              -----------    -----------
         Total Current Assets .............................................       441,552        514,248
                                                                              -----------    -----------
PROPERTY, PLANT AND EQUIPMENT, NET ........................................     4,016,536      3,993,438
                                                                              -----------    -----------
OTHER ASSETS:
    Restricted cash .......................................................        34,502         35,878
    Investment in ONEOK ...................................................       600,191        591,173
    Customer accounts, net ................................................       864,703      1,005,505
    Goodwill, net .........................................................       899,566        976,102
    Regulatory assets .....................................................       323,145        327,350
    Other .................................................................       290,624        323,514
                                                                              -----------    -----------
         Total Other Assets ...............................................     3,012,731      3,259,522
                                                                              -----------    -----------
TOTAL ASSETS ..............................................................   $ 7,470,819    $ 7,767,208
                                                                              ===========    ===========
                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt ..................................   $   125,593    $    41,825
    Short-term debt .......................................................       113,423         35,000
    Accounts payable ......................................................       102,768        154,654
    Accrued liabilities ...................................................       185,497        206,959
    Accrued income taxes ..................................................        70,791         53,834
    Deferred security revenues ............................................        57,251         73,585
    Energy trading contracts ..............................................        54,580        191,673
    Other .................................................................        76,119         56,600
                                                                              -----------    -----------
         Total Current Liabilities ........................................       786,022        814,130
                                                                              -----------    -----------
LONG-TERM LIABILITIES:
    Long-term debt, net ...................................................     3,062,932      3,237,849
    Western Resources obligated mandatorily redeemable preferred securities
      of subsidiary trusts holding solely company subordinated debentures .       220,000        220,000
    Deferred income taxes and investment tax credits ......................       868,247        920,083
    Minority interests ....................................................       170,245        184,591
    Deferred gain from sale-leaseback .....................................       177,423        186,294
    Other .................................................................       292,293        272,841
                                                                              -----------    -----------
         Total Long-Term Liabilities ......................................     4,791,140      5,021,658
                                                                              -----------    -----------
COMMITMENTS AND CONTINGENCIES (NOTE 10)

SHAREHOLDERS' EQUITY:
    Cumulative preferred stock ............................................        24,688         24,858
    Common stock, par value $5 per share; authorized 150,000,000 shares;
      issued 85,535,568 shares and 70,082,314 shares, respectively ........       427,678        350,412
    Paid-in capital .......................................................     1,161,921        850,100
    Retained earnings .....................................................       659,054        714,454
    Treasury stock, at cost, 14,766,254 and 0 shares, respectively ........      (359,605)          --
    Accumulated other comprehensive loss, net .............................       (20,079)        (8,404)
                                                                              -----------    -----------
         Total Shareholders' Equity .......................................     1,893,657      1,931,420
                                                                              -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................................   $ 7,470,819    $ 7,767,208
                                                                              ===========    ===========


            The accompanying notes are an integral part of these consolidated financial statements.

                             WESTERN RESOURCES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                              September 30,
                                                                                     -----------------------------
                                                                                         2001              2000
                                                                                     -----------       -----------
SALES:
    Energy......................................................................     $   569,433       $   623,157
    Monitored Services..........................................................          97,635           136,405
                                                                                     -----------       -----------
          Total Sales...........................................................         667,068           759,562
                                                                                     -----------       -----------
COST OF SALES:
    Energy......................................................................         280,515           315,974
    Monitored Services..........................................................          29,476            48,054
                                                                                     -----------       -----------
          Total Cost of Sales...................................................         309,991           364,028
                                                                                     -----------       -----------
GROSS PROFIT....................................................................         357,077           395,534
                                                                                     -----------       -----------
OPERATING EXPENSES:
    Operating and maintenance expense...........................................          84,860            84,943
    Depreciation and amortization...............................................         103,804           105,393
    Selling, general and administrative expense.................................          82,923            84,198
    Gain on dispositions of monitored services operations.......................          (4,861)               --
                                                                                     -----------       -----------
          Total Operating Expenses..............................................         266,726           274,534
                                                                                     -----------       -----------
INCOME FROM OPERATIONS..........................................................          90,351           121,000
                                                                                     -----------       -----------
OTHER INCOME (EXPENSE):
    Investment earnings.........................................................          11,735            16,113
    Minority interests..........................................................           3,225             3,661
    Other.......................................................................          (2,763)              656
                                                                                     -----------       -----------
          Total Other Income....................................................          12,197            20,430
                                                                                     -----------       -----------
EARNINGS BEFORE INTEREST AND TAXES..............................................         102,548           141,430
                                                                                     -----------       -----------
INTEREST EXPENSE:
    Interest expense on long-term debt..........................................          55,526            48,865
    Interest expense on short-term debt and other...............................          11,358            26,028
                                                                                     -----------       -----------
          Total Interest Expense................................................          66,884            74,893
                                                                                     -----------       -----------
EARNINGS BEFORE INCOME TAXES....................................................          35,664            66,537

Income tax expense..............................................................           8,942            12,546
                                                                                     -----------       -----------
NET INCOME BEFORE EXTRAORDINARY GAIN............................................          26,722            53,991

Extraordinary gain, net of tax of $4,983 and $3,616.............................           9,254             6,716
                                                                                     -----------       -----------
NET INCOME......................................................................          35,976            60,707

Preferred dividends.............................................................             207               282
                                                                                     -----------       -----------
EARNINGS AVAILABLE FOR COMMON STOCK.............................................     $    35,769       $    60,425
                                                                                     ===========       ===========

Average common shares outstanding...............................................      70,735,702        69,382,338

BASIC AND DILUTED EARNINGS PER AVERAGE
COMMON SHARE OUTSTANDING (See Note 1):
    Basic earnings available before extraordinary gain..........................     $      0.38       $      0.78
    Extraordinary gain, net of tax..............................................            0.13              0.09
                                                                                     -----------       -----------
    Basic earnings available after extraordinary gain...........................     $      0.51       $      0.87
                                                                                     ===========       ===========

    Diluted earnings available before extraordinary gain........................     $      0.37       $      0.77
    Extraordinary gain, net of tax..............................................            0.13              0.09
                                                                                     -----------       -----------
    Diluted earnings available after extraordinary gain.........................     $      0.50       $      0.86
                                                                                     ===========       ===========

DIVIDENDS DECLARED PER COMMON SHARE.............................................     $      0.30       $      0.30

            The accompanying notes are an integral part of these consolidated financial statements.

                             WESTERN RESOURCES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                                 -----------------------------
                                                                                                     2001              2000
                                                                                                 -----------       -----------
SALES:
    Energy...................................................................................    $ 1,428,606       $ 1,376,677
    Monitored Services.......................................................................        322,102           411,191
                                                                                                 -----------       -----------
          Total Sales........................................................................      1,750,708         1,787,868
                                                                                                 -----------       -----------
COST OF SALES:
    Energy...................................................................................        707,556           616,562
    Monitored Services.......................................................................        109,343           137,123
                                                                                                 -----------       -----------
          Total Cost of Sales................................................................        816,899           753,685
                                                                                                 -----------       -----------
GROSS PROFIT.................................................................................        933,809         1,034,183
                                                                                                 -----------       -----------
OPERATING EXPENSES:
    Operating and maintenance expense........................................................        266,081           253,235
    Depreciation and amortization............................................................        309,319           321,271
    Selling, general and administrative expense..............................................        245,558           246,595
    Loss on dispositions of monitored services operations....................................         13,117                --
                                                                                                 -----------       -----------
          Total Operating Expenses...........................................................        834,075           821,101
                                                                                                 -----------       -----------
INCOME FROM OPERATIONS.......................................................................         99,734           213,082
                                                                                                 -----------       -----------
OTHER INCOME (EXPENSE):
    Investment earnings......................................................................         24,797           168,069
    Minority interests.......................................................................          8,948             4,337
    Other....................................................................................         (1,267)            1,036
                                                                                                 -----------       -----------
          Total Other Income.................................................................         32,478           173,442
                                                                                                 -----------       -----------
EARNINGS BEFORE INTEREST AND TAXES...........................................................        132,212           386,524
                                                                                                 -----------       -----------
INTEREST EXPENSE:
    Interest expense on long-term debt.......................................................        174,225           149,273
    Interest expense on short-term debt and other............................................         30,915            67,958
                                                                                                 -----------       -----------
          Total Interest Expense.............................................................        205,140           217,231
                                                                                                 -----------       -----------
EARNINGS (LOSS) BEFORE INCOME TAXES..........................................................        (72,928)          169,293

Income tax (benefit) expense.................................................................        (44,450)           51,935
                                                                                                 -----------       -----------
NET INCOME (LOSS) BEFORE EXTRAORDINARY GAIN AND
ACCOUNTING CHANGE............................................................................        (28,478)          117,358

Extraordinary gain, net of tax of $10,782 and $22,913........................................         20,023            42,555
Cumulative effect of accounting change, net of tax of $12,347 and $1,097.....................         18,694            (3,810)
                                                                                                 -----------       -----------
NET INCOME...................................................................................         10,239           156,103

Preferred dividends..........................................................................            772               846
                                                                                                 -----------       -----------
EARNINGS AVAILABLE FOR COMMON STOCK..........................................................    $     9,467       $   155,257
                                                                                                 ===========       ===========

Average common shares outstanding............................................................     70,502,743        68,618,763

BASIC AND DILUTED EARNINGS (LOSS) PER AVERAGE
COMMON SHARE OUTSTANDING (See Note 1):
    Basic earnings (loss) available before extraordinary gain and accounting change..........    $     (0.42)      $      1.70
    Extraordinary gain, net of tax...........................................................           0.28              0.62
    Cumulative effect of accounting change, net of tax.......................................           0.27             (0.06)
                                                                                                 -----------       -----------
    Basic earnings available after extraordinary gain and accounting change..................    $      0.13       $      2.26
                                                                                                 ===========       ===========

    Diluted earnings (loss) available before extraordinary gain and accounting change........    $     (0.42)      $      1.69
    Extraordinary gain, net of tax...........................................................           0.28              0.62
    Cumulative effect of accounting change, net of tax.......................................           0.27             (0.06)
                                                                                                 -----------       -----------
    Diluted earnings available after extraordinary gain and accounting change................    $      0.13       $      2.25
                                                                                                 ===========       ===========

DIVIDENDS DECLARED PER COMMON SHARE..........................................................    $      0.90       $     1.135

                 The accompanying notes are an integral part of these consolidated financial statements.

                             WESTERN RESOURCES, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                            Three Months Ended September 30,
                                                                 ---------------------------------------------------
                                                                           2001                        2000
                                                                 -----------------------      ----------------------

NET INCOME....................................................                 $  35,976                   $  60,707
                                                                               ---------                   ---------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
    Unrealized holding gains on marketable securities arising
      during the period.......................................   $       --                   $      76
    Adjustment for gains included in net income...............           --           --             (1)          75
                                                                 ----------                   ---------

    Unrealized holding losses on cash flow hedges arising
      during the period.......................................      (28,607)                         --
    Adjustment for losses included in net income..............        1,251      (27,356)            --           --
                                                                 ----------                   ---------

    Foreign currency translation adjustment...................                    (1,298)                     (9,372)
    Income tax benefit........................................                    10,881                       3,695
                                                                               ---------                   ---------
         Total other comprehensive loss, net of tax...........                   (17,773)                     (5,602)
                                                                               ---------                   ---------


COMPREHENSIVE INCOME..........................................                 $  18,203                   $  55,105
                                                                               =========                   =========



                                                                            Nine Months Ended September 30,
                                                                 ---------------------------------------------------
                                                                           2001                        2000
                                                                 -----------------------       ---------------------

NET INCOME....................................................                 $  10,239                   $ 156,103
                                                                               ---------                   ---------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
    Unrealized holding (losses)/gains on marketable
       securities arising during the period...................   $     (592)                  $  44,939
    Adjustment for losses/(gains) included in net income......        3,336        2,744       (115,630)     (70,691)
                                                                 ----------                   ---------

    Unrealized holding losses on cash flow hedges arising
      during the period.......................................      (28,607)                         --
    Adjustment for losses included in net income..............        1,251      (27,356)            --           --
                                                                 ----------                   ---------

    Foreign currency translation adjustment...................                     2,749                      (9,996)
    Income tax benefit........................................                    10,188                      35,363
                                                                               ---------                   ---------
         Total other comprehensive loss, net of tax...........                   (11,675)                    (45,324)
                                                                               ---------                   ---------

COMPREHENSIVE INCOME (LOSS)...................................                 $  (1,436)                  $ 110,779
                                                                               =========                   =========



              The accompanying notes are an integral part of these consolidated financial statements.


                             WESTERN RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                               Nine Months Ended September 30,
                                                                               -------------------------------
                                                                                  2001                  2000
                                                                               ----------            ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
    Net income..............................................................   $   10,239            $ 156,103
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Extraordinary gain......................................................      (20,023)             (42,555)
    Cumulative effect of accounting change..................................      (18,694)               3,810
    Depreciation and amortization...........................................      309,319              321,271
    Amortization of deferred gain from sale-leaseback.......................       (8,871)              (8,872)
    Equity in earnings from investments.....................................       (5,894)              (8,171)
    Loss on dispositions of monitored services operations...................       13,117                   --
    Impairment on investments...............................................       11,075                   --
    (Gain) loss on sale of marketable securities............................        1,861             (115,630)
    Minority interests......................................................      (14,346)              (4,337)
    Accretion of discount note interest.....................................       (2,130)              (6,107)
    Changes in working capital items, net of acquisitions and dispositions:
       Accounts receivable, net.............................................       20,260               53,547
       Inventories and supplies, net........................................      (31,475)               5,426
       Energy trading contracts.............................................       18,104               10,010
       Prepaid expenses and other...........................................        2,434               18,050
       Accounts payable.....................................................      (47,382)              34,158
       Accrued liabilities..................................................      (15,957)             (17,897)
       Accrued income taxes.................................................       16,957               22,939
       Deferred security revenues...........................................          636               (2,691)
    Changes in other assets and liabilities.................................      (22,566)            (117,181)
                                                                               ----------            ---------
              Cash flows from operating activities..........................      216,664              301,873
                                                                               ----------            ---------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
    Additions to property, plant and equipment, net.........................     (166,036)            (231,725)
    Customer account acquisitions...........................................      (27,167)             (27,456)
    Proceeds from sale of marketable securities.............................        2,829              217,098
    Proceeds from dispositions of monitored services operations.............       47,974                   --
    Proceeds from sale of other investments, net of purchases...............        3,446                4,256
                                                                               ----------            ---------
              Cash flows used in investing activities.......................     (138,954)             (37,827)
                                                                               ----------            ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
    Short-term debt, net....................................................       80,030             (648,421)
    Proceeds of long-term debt..............................................       20,253              606,471
    Retirements of long-term debt...........................................      (79,059)            (187,549)
    Issuance of common stock, net...........................................       13,775               25,734
    Cash dividends paid.....................................................      (64,039)             (78,743)
    Preferred stock redemption..............................................         (170)                 --
    Acquisition of treasury stock...........................................           --               (9,187)
    Reissuance of treasury stock............................................        7,231               21,898
                                                                               ----------            ---------
              Cash flows used in financing activities.......................      (21,979)            (269,797)
                                                                               ----------            ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................       55,731               (5,751)
CASH AND CASH EQUIVALENTS:
    Beginning of period.....................................................        8,762               12,444
                                                                               ----------            ---------
    End of period...........................................................   $   64,493            $   6,693
                                                                               ==========            =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    CASH PAID FOR:
    Interest on financing activities, net of amount capitalized.............   $  262,979            $ 249,690
    Income taxes............................................................   $    5,810            $  17,515

        The accompanying notes are an integral part of these consolidated financial statements.


                             WESTERN RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business: Western Resources, Inc. (the company, we, us or our) is a publicly traded, consumer services company. We provide electric generation, transmission and distribution services to approximately 640,000 customers in Kansas, monitored security services to approximately 1.4 million customers in North America and Europe, and natural gas transmission and distribution services to approximately 1.4 million customers in Oklahoma and Kansas.

     KPL, one of our divisions, and Kansas Gas and Electric Company (KGE), a wholly owned subsidiary, provide our rate regulated electric service.

     Westar Industries, Inc., our wholly owned subsidiary, owns our interests in Protection One, Inc., Protection One Europe, ONEOK, Inc. and other non-utility businesses. Monitored security services are provided by Protection One, a publicly traded, approximately 87%-owned subsidiary, and other wholly owned subsidiaries collectively referred to as Protection One Europe. Natural gas transmission and distribution services are provided by ONEOK in which we have an approximate 45% ownership interest.

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

     Many items, including such things as the weather, operating costs, economic and market conditions and generating availability, can have a great impact on our results for interim periods. Therefore, the results of interim periods do not necessarily represent results to be expected for the full year.

     Earnings Per Share: Diluted earnings per share amounts shown in the accompanying financial statements reflect the inclusion of employee stock options, restricted share awards and other stock compensation. The following represents a reconciliation of weighted average shares outstanding:

                                                           Three Months Ended               Nine Months Ended
                                                              September 30,                    September 30,
                                                        --------------------------     --------------------------
                                                            2001          2000             2001           2000
                                                        ----------     -----------     ----------      ----------
                                                                             (In Thousands)
DENOMINATOR FOR BASIC AND DILUTED EARNINGS
   PER SHARE:
   Denominator for basic earnings per share -
       weighted average shares....................          70,736          69,382          70,503         68,619
   Effect of dilutive securities:
      Employee stock options......................               3               4               4              1
      Restricted share awards.....................             379             224             274            120
      Stock for compensation......................             264             310             264            132
                                                         ---------     -----------     -----------     ----------
   Denominator for diluted earnings per share -
       weighted average shares....................          71,382          69,920          71,045         68,872
                                                         =========     ===========     ===========     ==========


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

     On July 20, 2001, the KCC issued an order that, among other things, (1) confirmed its May 22, 2001 order prohibiting us and Westar Industries from taking any action to complete the proposed rights offering and nullifying the Asset Allocation and Separation Agreement; (2) directed us and Westar Industries not to take any action or enter into any agreement not related to normal utility operations that would directly or indirectly increase the share of debt in our capital structure applicable to our electric utility operations, which has the effect of prohibiting us from borrowing to make a loan or capital contribution to Westar Industries; and (3) directed us to present a plan consistent with parameters established by the KCC's order, to restore financial health, achieve a balanced capital structure and protect ratepayers from the risks of our non-utility businesses. In its order, the KCC also acknowledged that we are presently operating efficiently and at reasonable cost and stated that it was not disapproving the PNM transaction or a split-off of Westar Industries. We filed a petition for general reconsideration of the order.

     On October 3, 2001, the KCC issued an order on reconsideration that upheld the July 20, 2001 order. On October 3, 2001 and November 1, 2001, we filed petitions in the District Court of Shawnee County, Kansas, seeking judicial review and reversal of the orders issued by the KCC.

     On October 12, 2001, PNM filed a lawsuit in the Supreme Court of the State of New York captioned "Public Service Company of New Mexico et al. v. Western Resources, Inc." The lawsuit seeks, among other things, declaratory judgment that PNM is not obligated to proceed to close the transaction because of orders issued by the KCC. PNM believes the orders constitute a material adverse effect and make the condition that the split-off of Westar Industries occur prior to closing incapable of satisfaction. PNM also seeks unspecified monetary damages for breach of representation. We intend to file a timely response.

     On November 6, 2001, we filed a financial plan with the KCC as required by the July 20, 2001 KCC order. The principal objective of the financial plan is to reduce by approximately $1.0 billion our total debt as calculated by the KCC. The KCC calculation excludes Protection One debt and certain other debt. Approximately $100 million to $175 million of debt would be repaid in the next several months from the proceeds of an offering of common stock by Westar Industries which would be advanced to us for this purpose. Following the initial offering, if the common stock of Westar Industries trades for 45 consecutive trading days at a price that is 25% above the price necessary to reduce our total debt to less than $1.8 billion, we would be required to use our best efforts to sell enough shares of the common stock of Westar Industries we own, or shares of our common stock, to reduce total debt to $1.8 billion. We expect this transaction would occur within three years. The initial offering would take place following approval of the plan by the KCC. The KCC has indicated information about the regulatory process for approval of the plan would be made available within approximately ten days after the plan was filed.

     We are unable to predict the outcome of these matters or their impact on our strategic plans, including the PNM/split-off transaction, financial condition or results of operations. No assurance can be given as to whether or when the PNM transaction or a split-off may occur. According to accounting rules that require deferred costs associated with a business combination to be expensed when a transaction is no longer considered probable, we expensed costs associated with the PNM transaction of approximately $8.0 million during the three months ended September 30, 2001.


3. ACCOUNTING CHANGE

     Effective January 1, 2001, we adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138 (collectively, SFAS No. 133). We use derivative instruments (primarily swaps, options and futures) to manage interest rate exposure and the commodity price risk inherent in fuel purchases and electricity sales. Under SFAS No. 133, all derivative instruments, including our energy trading contracts, are recorded on the balance sheet as either an asset or liability measured at fair value. Changes in a derivative's fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. Cash flows from derivative instruments are presented in net cash flows from operating activities.

     Derivative instruments used to manage commodity price risk inherent in fuel purchases and electricity sales are classified as energy trading contracts on the balance sheet. Energy trading contracts representing unrealized gain positions are reported as assets; energy trading contracts representing unrealized loss positions are reported as liabilities.

     Prior to January 1, 2001, gains and losses on our derivatives used for managing commodity price risk were deferred until settlement. These derivatives had not been designated as hedges under SFAS No. 133. Accordingly, in the first quarter of 2001, we recognized an unrealized gain of $18.7 million, net of $12.3 million tax, on these derivatives as a cumulative effect of a change in accounting principle.

     After January 1, 2001, changes in fair value of all derivative instruments used for managing commodity price risk that are not designated as hedges are recognized currently as a cost of sales. For the quarter ended September 30, 2001, we recognized an unrealized gain of $0.2 million, net of $0.2 million tax, associated with these derivative instruments. For the nine months ended September 30, 2001, we recognized an unrealized loss of $18.3 million, net of $12.0 million tax benefit, excluding the cumulative effect of a change in accounting principle discussed above, associated with these derivative instruments. Accounting for derivatives under SFAS No. 133 will increase volatility of our future earnings.

     Gas Hedge: During the third quarter of 2001, we entered into hedging relationships to manage commodity price risk associated with future natural gas purchases. We are using futures contracts with a total notional volume of 42,000,000 MMBtu and terms extending through July 2004 to hedge this risk. We have designated these hedging relationships as cash flow hedges in accordance with SFAS No. 133.

     The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of accumulated other comprehensive income (loss) and is reclassified into earnings in the period during which the hedged transaction affects earnings (the fuel is burned). Effectiveness is the degree to which gains and losses on the hedging instruments offset the gains and losses on the hedged item. The ineffective portion of the hedging relationship is recognized currently in earnings. Settlement gains or losses are included within the line items in the statements of income to which they relate.

     The following table reflects amounts recorded in assets, liabilities and accumulated other comprehensive income (loss) as of September 30, 2001 for the futures contracts designated as cash flow hedges:

                                                                  Gas Futures Contracts
                                                                  ---------------------
                                                                      (In Thousands)

Current derivative asset (a)....................................         $       --
Long-term derivative asset (b)..................................                 --
                                                                         ----------

     Total Derivative Assets....................................         $       --
                                                                         ==========

Current derivative liability (c)................................         $   11,728
Long-term derivative liability (d)..............................             15,665
                                                                         ----------

     Total Derivative Liabilities...............................         $   27,393
                                                                         ==========

Total comprehensive loss........................................         $  (28,607)
Reclassification adjustment for activity included in net income.              1,251
Estimated income tax benefit....................................             10,881
                                                                         ----------

     Net Comprehensive Loss.....................................         $  (16,475)
                                                                         ==========

--------------------
(a) Included in Energy trading contracts (asset)
(b) Included in Other assets
(c) Included in Energy trading contracts (liability)
(d) Included in Other liabilities

     Amounts recognized in earnings as a result of hedge ineffectiveness were insignificant for the period ended September 30, 2001. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted natural gas purchases is 34 months as of September 30, 2001. We estimate that based on market prices at September 30, 2001, pretax losses of $11.7 million will be reclassified from accumulated other comprehensive income (loss) into earnings during the next twelve months as the hedged transactions affect earnings. The actual amounts that will be reclassified to earnings could vary materially from this estimated amount due to changes in market conditions.


4. POTENTIAL IMPAIRMENT CHARGE

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes a new accounting standard for the treatment of goodwill. The new standard continues to require recognition of goodwill as an asset in a business combination but does not permit amortization as currently required by Accounting Principles Board Opinion No. 17, "Intangible Assets." Effective January 1, 2002, the new standard requires that goodwill be separately tested for impairment using a fair-value based approach as opposed to the undiscounted cash flow approach used under current accounting standards. If goodwill is found to be impaired, we would be required to record a non-cash charge against income, which would be recorded as a cumulative effect of a change in accounting principle. The impairment charge would be equal to the amount by which the carrying amount of the goodwill exceeds its estimated fair value. Also effective January 1, 2002, goodwill will no longer be amortized as is required under current accounting standards.

     In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is also effective January 1, 2002. The new standard will require us to test our customer accounts for impairment by performing an undiscounted net cash flow test. This test will be performed before goodwill is tested for impairment under SFAS No. 142. The undiscounted net cash flows will be compared to the sum of the net book value of customer accounts and goodwill. If customer accounts are impaired, we would be required to record customer accounts at their estimated fair value.

     At September 30, 2001, our intangible assets included $899.6 million in goodwill and $864.7 million in customer accounts. These intangible assets together represented 24% of the book value of our total assets. We recorded approximately $42.8 million in goodwill amortization expense for the nine months ended September 30, 2001. In addition, we recorded $115.4 million in customer account amortization expense for the nine months ended September 30, 2001.

     Independent appraisers have been hired to assist us in the determination of the estimated fair value of our intangible assets. Upon completion of this analysis, we believe it is probable that we will be required to record a non-cash impairment charge. The amount will not be known until the tests are completed, but we believe most of the recorded goodwill and a portion of the customer accounts will be impaired. This will result in a material charge in the first quarter of 2002 that will have a material adverse effect on our results of operation. Until the impairment charge is known, we are unable to determine the impact upon our retained earnings, dividends, financial condition or availability and cost of borrowings. Any impairment charge will not impact compliance with our loan covenants.


5. RATE MATTERS AND REGULATION

     KCC Rate Cases: On November 27, 2000, we and KGE filed applications with the KCC for a change in retail rates. On July 25, 2001, the KCC ordered an annual reduction in our combined electric rates of $22.7 million, consisting of a $41.2 million reduction in KGE's rates and an $18.5 million increase in the KPL division's rates. Effective the date of the order, we began to recognize a liability for amounts currently being collected from KGE customers that will be subject to refund, with interest, pursuant to the order.

     On August 9, 2001, we filed a petition with the KCC requesting reconsideration of the July 25, 2001 order. The petition specifically asked for reconsideration of changes in depreciation, reductions in rate base related to deferred income taxes associated with the KGE acquisition premium and a deferred gain on the sale and leaseback of one of our generating stations, wholesale revenue imputation and several other issues. On September 5, 2001, the KCC issued an order in response to our motion for reconsideration that decreased the annual reduction in our combined electric rates to $15.6 million rather than the prior $22.7 million. The $41.2 million rate reduction in KGE's rates remained unchanged. We began billing customers according to the new rates in September. On November 9, 2001, we filed an appeal of the KCC decisions to the Kansas Court of Appeals in an action captioned "Western Resources, Inc. and Kansas Gas and Electric Company vs. The State Corporation Commission of the State of Kansas." The Court of Appeals will have 120 days to make a decision.

     KCC Investigation and Order: See Note 2 for a discussion of the order issued by the KCC on July 20, 2001 in the KCC's docket investigating the separation of our electric utility businesses from our non-utility businesses and other aspects of our unregulated businesses.

     FERC Proceeding: In September 1999, the City of Wichita filed a complaint with the Federal Energy Regulatory Commission (FERC) against us alleging improper affiliate transactions between our KPL division and KGE. The City of Wichita asked that FERC equalize the generation costs between KPL and KGE, in addition to other matters. After hearings on the case, a FERC administrative law judge ruled in our favor confirming that no change in rates was required. On December 13, 2000, the City of Wichita filed a brief with FERC asking that the Commission overturn the judge's decision. On January 5, 2001, we filed a brief opposing the City's position. We cannot predict when FERC may make a decision. A decision requiring equalization of rates could have a material adverse effect on our results of operations and financial position.


6. EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

     In the third quarter of 2001, Westar Industries purchased $27.6 million face value of Protection One bonds on the open market for $16.2 million. These debt securities were transferred to Protection One in exchange for cash in October 2001. Protection One also purchased $8.0 million face value of its bonds in the open market for $4.8 million. An extraordinary gain of $9.3 million, net of $5.0 million tax, was recognized on the retirement of these bonds.

     For the nine months ended September 30, 2001, Westar Industries purchased $27.6 million face value of Protection One bonds on the open market for $16.2 million. Protection One also purchased $47.3 million face value of its bonds in the open market for $26.9 million. An extraordinary gain of $20.0 million, net of $10.8 million tax, was recognized on the retirement of these bonds.

     In the third quarter of 2000, Westar Industries purchased $37.4 million face value of Protection One bonds in the open market for $26.8 million. An extraordinary gain of $6.7 million, net of $3.6 million tax, was recognized on these retirements.

     For the nine months ended September 30, 2000, Westar Industries purchased $141.3 million face value of Protection One bonds in the open market for $85.3 million. A portion of these debt securities was transferred to Protection One in exchange for cash and the settlement of certain intercompany payables and receivables. Protection One also purchased $30.5 million face value of its bonds on the open market for $21.4 million. An extraordinary gain of $42.6 million, net of $22.9 million tax, was recognized on these retirements.


7. INCOME TAXES

     We have recorded income tax benefits and expenses for the interim periods using the effective tax rate method. Under this method, we compute the tax related to year-to-date income, except for significant unusual or extraordinary items, at an estimated annual effective tax rate. We individually compute and recognize, when the transaction occurs, income tax expense related to significant unusual or extraordinary items. Our effective income tax rate for the three months ended September 30, 2001 was 25% compared to 19% for the same period of 2000. For the nine months ended September 30, 2001, our effective income tax rate was a tax benefit of 61% compared to a tax expense of 31% for the comparable period of 2000.

     The difference between our effective tax rate and the statutory rate is primarily attributable to the tax benefit of excluding from taxable income, in accordance with IRS rules, 70% of the dividends received from ONEOK, the income from corporate-owned life insurance and certain expenses for depreciation, amortization and state income taxes. The difference is also attributed to the use of tax credits generated from affordable housing investments, the amortization of prior year deferred investment tax credits and a tax benefit associated with the loss on the disposition of some of our monitored services operations and the write-down of certain of our equity securities. The tax benefit of 61% for the nine months ended September 30, 2001 reflects the impact of the tax benefits discussed above.

8. DISPOSITIONS OF MONITORED SERVICES OPERATIONS

     For the nine months ended September 30, 2001, we and Protection One disposed of certain monitored security operations for approximately $48.0 million and we recognized a loss of $3.8 million, net of tax benefit. In the third quarter of 2001, we disposed of certain European monitored security operations for approximately $5.7 million and recognized a gain of $3.9 million, net of tax.


9. LEGAL PROCEEDINGS

     The SEC commenced a private investigation in 1997 relating to, among other things, the timeliness and adequacy of disclosure filings with the SEC by us with respect to securities of ADT Ltd. We have cooperated with the SEC staff in this investigation.

     We, our subsidiary Westar Industries, Protection One, its subsidiary Protection One Alarm Monitoring, Inc. (Monitoring) and certain present and former officers and directors of Protection One are defendants in a purported class action litigation pending in the United States District Court for the Central District of California, "Alec Garbini, et al v. Protection One, Inc., et al," No. CV 99-3755 DT (RCx). Pursuant to an Order dated August 2, 1999, four pending purported class actions were consolidated into a single action. On February 27, 2001, plaintiffs filed a Third Consolidated Amended Class Action Complaint (Amended Complaint). Plaintiffs purport to bring the action on behalf of a class consisting of all purchasers of publicly traded securities of Protection One, including common stock and notes, during the period of February 10, 1998 through February 2, 2001. The Amended Complaint asserts claims under
Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 against Protection One, Monitoring, and certain present and former officers and directors of Protection One based on allegations that various statements concerning Protection One's financial results and operations for 1997, 1998, 1999 and the first three quarters of 2000 were false and misleading and not in compliance with generally accepted accounting principles. Plaintiffs allege, among other things, that former employees of Protection One have reported that Protection One lacked adequate internal accounting controls and that certain accounting information was unsupported or manipulated by management in order to avoid disclosure of accurate information. The Amended Complaint further asserted claims against us and Westar Industries as controlling persons under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A claim was also asserted under Section 11 of the Securities Act of 1933 against Protection One's auditor, Arthur Andersen LLP. The Amended Complaint sought an unspecified amount of compensatory damages and an award of fees and expenses, including attorneys' fees. On June 4, 2001, the District Court dismissed plaintiffs' claims under Sections 10(b) and 20(a) of the Securities Exchange Act. The Court granted plaintiffs leave to replead such claims. The Court also dismissed all claims brought on behalf of bondholders with prejudice. The Court also dismissed plaintiffs' claims against Arthur Andersen and the plaintiffs have appealed that dismissal. Plaintiffs have until February 8, 2002 in which to file a new amended complaint. We and Protection One intend to vigorously defend against this action. We and Protection One cannot predict the impact of this litigation, which could be material.

     We and our subsidiaries are involved in various other legal, environmental and regulatory proceedings. We believe that adequate provision has been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect upon our overall financial position or results of operations.

     See also Notes 2 and 5 for discussion of the lawsuit PNM filed against us and the KCC regulatory proceedings and FERC proceedings involving the City of Wichita.


10. COMMITMENTS AND CONTINGENCIES

     Manufactured Gas Sites: We have been associated with 15 former manufactured gas sites located in Kansas that may contain coal tar and other potentially harmful materials. We and the Kansas Department of Health and Environment entered into a consent agreement governing all future work at these sites. The terms of the consent agreement will allow us to investigate these sites and set remediation priorities based on the results of the investigations and risk analyses. As of September 30, 2001, the costs incurred for preliminary site investigation and risk assessment have been immaterial. In accordance with the terms of the strategic alliance with ONEOK, ownership of 12 of these sites and the responsibility for clean up of these sites were transferred to ONEOK. The ONEOK agreement limits our future liability associated with these sites to an immaterial amount. Our investment earnings from ONEOK could be impacted by these costs.

     Asset Retirement Obligations: FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When it is initially recorded, we will capitalize the estimated asset retirement obligation by increasing the carrying amount of the related long-lived asset. The liability will be accreted to its present value each period and the capitalized cost will be depreciated over the life of the asset. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. We are reviewing what impact this pronouncement will have on our current accounting practices including nuclear plant decommissioning and our results of operations.

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

Three Months Ended September 30, 2001:

                          Fossil       Nuclear       Power       Monitored                 Reconciling
                        Generation   Generation     Delivery     Services       Other         Items         Total
                        ----------   ----------     --------     ---------    ---------    -----------    ---------
                                                               (In Thousands)
External sales........   $212,205     $    --       $356,885     $ 97,635     $     342     $       1     $ 667,068
Internal sales........    165,488      29,531         91,638           --            --      (286,657)           --
Earnings (loss)
  before interest and
  taxes...............     35,454      (5,872)        91,773      (24,620)       13,622        (7,809)      102,548
Interest expense......                                                                                       66,884
Earnings (loss)
  before income
  taxes...............                                                                                       35,664

Three Months Ended September 30, 2000:

                          Fossil       Nuclear       Power       Monitored                 Reconciling
                        Generation   Generation     Delivery     Services       Other         Items         Total
                        ----------   ----------     --------     ---------    ---------    -----------    ---------
                                                               (In Thousands)
External sales........   $245,010     $    --       $377,745     $136,405     $     386     $      16     $ 759,562
Internal sales........    169,117      27,940         85,492           --            --      (282,549)           --
Earnings (loss)
  before interest and
  taxes...............     43,220      (5,731)       112,268      (19,778)       17,280        (5,829)      141,430
Interest expense                                                                                             74,893
Earnings before
  income taxes........                                                                                       66,537


Nine Months Ended September 30, 2001:

                          Fossil        Nuclear        Power       Monitored                 Reconciling
                       Generation(a)   Generation     Delivery     Services       Other         Items         Total
                       -------------   ----------     --------     ---------    ---------    -----------    ---------
                                                               (In Thousands)
External sales........   $559,347       $     --      $868,229     $322,102     $  1,031      $      (1)    $1,750,708
Internal sales........    432,850         87,894       242,038           --           --       (762,782)            --
Earnings (loss)
  before interest and
  taxes and
  cumulative effect
  of accounting
  change..............    101,198        (14,562)      139,586     (109,397)      30,554        (15,167)       132,212
Interest expense                                                                                               205,140
Earnings (loss)
  before income
  taxes...............                                                                                         (72,928)


Nine Months Ended September 30, 2000:

                          Fossil       Nuclear       Power       Monitored                 Reconciling
                        Generation   Generation     Delivery     Services       Other         Items         Total
                        ----------   ----------     --------     ---------    ---------    -----------    ---------
                                                               (In Thousands)
External sales........   $503,283     $    --       $872,296     $411,191     $   1,072     $      26     $1,787,868
Internal sales........    432,942      86,733        223,395           --            --      (743,070)            --
Earnings (loss)
  before interest and
  taxes...............    154,061     (13,935)       154,280     (62,425)       166,023       (11,480)       386,524
Interest expense......                                                                                       217,231
Earnings before
  income taxes........                                                                                       169,293

-------------------------

(a) EBIT shown above for Fossil Generation does not include the unrealized gain on derivatives reported as a cumulative effect of a change in accounting principle. If the effect had been included, EBIT for the Fossil Generation segment for the nine months ended September 30, 2001 would have been $132,239.

                             WESTERN RESOURCES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------

INTRODUCTION

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in our Annual Report on Form 10-K for the year ended December 31, 2000 and should be read in conjunction with that report. In this section, we discuss the general financial condition, significant changes and operating results for us and our subsidiaries. We explain:


         -    what factors impact our business,
         - what our earnings and costs were for the three and nine months ended September 30, 2001 and 2000,
         -    why these earnings and costs differed from period to period,
         - how our earnings and costs affect our overall financial condition, and
         - any other items that particularly affect our financial condition or earnings.


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

     On July 20, 2001, the KCC issued an order that, among other things, (1) confirmed its May 22, 2001 order prohibiting us and Westar Industries from taking any action to complete the proposed rights offering and nullifying the Asset Allocation and Separation Agreement; (2) directed us and Westar Industries not to take any action or enter into any agreement not related to normal utility operations that would directly or indirectly increase the share of debt in our capital structure applicable to our electric utility operations, which has the effect of prohibiting us from borrowing to make a loan or capital contribution to Westar Industries; and (3) directed us to present a plan consistent with parameters established by the KCC's order, to restore financial health, achieve a balanced capital structure and protect ratepayers from the risks of our non-utility businesses. In its order, the KCC also acknowledged that we are presently operating efficiently and at reasonable cost and stated that it was not disapproving the PNM transaction or a split-off of Westar Industries. We filed a petition for general reconsideration of the order.

     On October 3, 2001, the KCC issued an order on reconsideration that upheld the July 20, 2001 order. On October 3, 2001 and November 1, 2001, we filed petitions in the District Court of Shawnee County, Kansas, seeking judicial review and reversal of the orders issued by the KCC.

     On October 12, 2001, PNM filed a lawsuit in the Supreme Court of the State of New York captioned "Public Service Company of New Mexico et al. v. Western Resources, Inc." The lawsuit seeks, among other things, declaratory judgment that PNM is not obligated to proceed to close the transaction because of orders issued by the KCC. PNM believes the orders constitute a material adverse effect and make the condition that the split-off of Westar Industries occur prior to closing incapable of satisfaction. PNM also seeks unspecified monetary damages for breach of representation. We intend to file a timely response.

     On November 6, 2001, we filed a financial plan with the KCC as required by the July 20, 2001 KCC order. The principal objective of the financial plan is to reduce by approximately $1.0 billion our total debt as calculated by the KCC. The KCC calculation excludes Protection One debt and certain other debt. Approximately $100 million to $175 million of debt would be repaid in the next several months from the proceeds of an offering of common stock by Westar Industries which would be advanced to us for this purpose. Following the initial offering, if the common stock of Westar Industries trades for 45 consecutive trading days at a price that is 25% above the price necessary to reduce our total debt to less than $1.8 billion, we would be required to use our best efforts to sell enough shares of the common stock of Westar Industries we own, or shares of our common stock, to reduce total debt to $1.8 billion. We expect this transaction would occur within three years. The initial offering would take place following approval of the plan by the KCC. The KCC has indicated information about the regulatory process for approval of the plan would be made available within approximately ten days after the plan was filed.

     We are unable to predict the outcome of these matters or their impact on our strategic plans, including the PNM/split-off transaction, financial condition or results of operations. No assurance can be given as to whether or when the PNM transaction or a split-off may occur. According to accounting rules that require deferred costs associated with a business combination to be expensed when a transaction is no longer considered probable, we expensed costs associated with the PNM transaction of approximately $8.0 million during the three months ended September 30, 2001.

KCC Rate Cases

     On November 27, 2000, we and KGE filed applications with the KCC for a change in retail rates. On July 25, 2001, the KCC ordered an annual reduction in our combined electric rates of $22.7 million, consisting of a $41.2 million reduction in KGE's rates and an $18.5 million increase in the KPL division's rates. Effective the date of the order, we began to recognize a liability for amounts currently being collected from KGE customers that will be subject to refund, with interest, pursuant to the order.

     On August 9, 2001, we filed a petition with the KCC requesting reconsideration of the July 25, 2001 order. The petition specifically asked for reconsideration of changes in depreciation, reductions in rate base related to deferred income taxes associated with the KGE acquisition premium and a deferred gain on the sale and leaseback of one of our generating stations, wholesale revenue imputation and several other issues. On September 5, 2001, the KCC issued an order in response to our motion for reconsideration that decreased the annual reduction in our combined electric rates to $15.6 million rather than the prior $22.7 million. The $41.2 million rate reduction in KGE's rates remained unchanged. We began billing customers according to the new rates in September. On November 9, 2001, we filed an appeal of the KCC decisions to the Kansas Court of Appeals in an action captioned "Western Resources, Inc. and Kansas Gas and Electric Company vs. The State Corporation Commission of the State of Kansas." The Court of Appeals will have 120 days to make a decision. We are unable to predict the outcome of this appeal.

Extraordinary Gain on Extinguishment of Debt

     In the third quarter of 2001, Westar Industries purchased $27.6 million face value of Protection One bonds on the open market for $16.2 million. These debt securities were transferred to Protection One in exchange for cash in October 2001. Protection One also purchased $8.0 million face value of its bonds in the open market for $4.8 million. An extraordinary gain of $9.3 million, net of $5.0 million tax, was recognized on the retirement of these bonds.

     For the nine months ended September 30, 2001, Westar Industries purchased $27.6 million face value of Protection One bonds on the open market for $16.2 million. Protection One also purchased $47.3 million face value of its bonds in the open market for $26.9 million. An extraordinary gain of $20.0 million, net of $10.8 million tax, was recognized on the retirement of these bonds.

     In the third quarter of 2000, Westar Industries purchased $37.4 million face value of Protection One bonds in the open market for $26.8 million. An extraordinary gain of $6.7 million, net of $3.6 million tax, was recognized on these retirements.

     For the nine months ended September 30, 2000, Westar Industries purchased $141.3 million face value of Protection One bonds in the open market for $85.3 million. A portion of these debt securities was transferred to Protection One in exchange for cash and the settlement of certain intercompany payables and receivables. Protection One also purchased $30.5 million face value of its bonds on the open market for $21.4 million. An extraordinary gain of $42.6 million, net of $22.9 million tax, was recognized on these retirements.

Dispositions of Monitored Services Operations

     For the nine months ended September 30, 2001, we and Protection One disposed of certain monitored security operations for approximately $48.0 million and we recognized a loss of $3.8 million, net of tax benefit. In the third quarter of 2001, we disposed of certain European monitored security operations for approximately $5.7 million and recognized a gain of $3.9 million, net of tax.

Potential Impairment Charge

     In July 2001, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," which establishes a new accounting standard for the treatment of goodwill. The new standard continues to require recognition of goodwill as an asset in a business combination but does not permit amortization as currently required by Accounting Principles Board Opinion No. 17, "Intangible Assets." Effective January 1, 2002, the new standard requires that goodwill be separately tested for impairment using a fair-value based approach as opposed to the undiscounted cash flow approach used under current accounting standards. If goodwill is found to be impaired, we would be required to record a non-cash charge against income, which would be recorded as a cumulative effect of a change in accounting principle. The impairment charge would be equal to the amount by which the carrying amount of the goodwill exceeds its estimated fair value. Also effective January 1, 2002, goodwill will no longer be amortized as is required under current accounting standards.

     In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is also effective January 1, 2002. The new standard will require us to test our customer accounts for impairment by performing an undiscounted net cash flow test. This test will be performed before goodwill is tested for impairment under SFAS No. 142. The undiscounted net cash flows will be compared to the sum of the net book value of customer accounts and goodwill. If customer accounts are impaired, we would be required to record customer accounts at their estimated fair value.

     At September 30, 2001, our intangible assets included $899.6 million in goodwill and $864.7 million in customer accounts. These intangible assets together represented 24% of the book value of our total assets. We recorded approximately $42.8 million in goodwill amortization expense for the nine months ended September 30, 2001. In addition, we recorded $115.4 million in customer account amortization expense for the nine months ended September 30, 2001.

     Independent appraisers have been hired to assist us in the determination of the estimated fair value of our intangible assets. Upon completion of this analysis, we believe it is probable that we will be required to record a non-cash impairment charge. The amount will not be known until the tests are completed, but we believe most of the recorded goodwill and a portion of the customer accounts will be impaired. This will result in a material charge in the first quarter of 2002 that will have a material adverse effect on our results of operation. Until the impairment charge is known, we are unable to determine the impact upon our retained earnings, dividends, financial condition or availability and cost of borrowings. Any impairment charge will not impact compliance with our loan covenants.

Power Marketing Markets

     Enron Corp. (Enron), the leading participant in the market for wholesale trading of electricity, has recently suffered financial setbacks that have been reported in the media and in its SEC reports. Our power marketing group has contracts in which Enron is the counter-party. Enron's market capitalization has been substantially reduced and Enron has disclosed an investigation by the SEC regarding certain financial transactions. We believe that Enron is a counter-party to several other entities with whom our power marketing group routinely does business. At the present time, our financial exposure is immaterial. However, we are unable to predict what impact, if any, the developments with respect to Enron will have on the market for trading wholesale electricity, the ability of Enron and other market participants to meet their financial obligations, and our power marketing business.

OPERATING RESULTS

     The following discussion explains significant changes in operating results for the three and nine months ended September 30, 2001 and 2000.

Western Resources Consolidated

     Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000: Sales decreased $92.5 million, or 12%, primarily due to decreased monitored security revenues caused by a decline in Monitored Services' customer account base and decreased retail and power marketing energy sales. See the "Overview of Utility Operations" and "Business Segments" discussions below for additional information.

     Cost of sales decreased $54.0 million, or 15%, primarily due to a $33.9 million decrease in power marketing expense and an $18.6 million reduction in Monitored Services cost of sales. See the "Overview of Utility Operations" and "Business Segments" discussions below for further information. Gross profit decreased $38.5 million. However, gross profit as a percentage of sales increased from 52% to 54%.

     Operating expenses decreased $7.8 million, or 3%, primarily due to gains on the disposition of certain European monitored security operations, a decrease in selling, general and administrative expenses and a reduction in depreciation and amortization. These decreases were partially offset by costs associated with the PNM transaction. Other income decreased $8.2 million, or 40%, primarily due to higher investment earnings in 2000 from the sale of marketable securities. As a result, earnings before interest and taxes (EBIT) decreased $38.9 million.

     For the reasons discussed above, basic earnings per share before extraordinary gain were $0.38 for the third quarter of 2001 compared to $0.78 for the same period of 2000.

     Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000: Sales decreased $37.2 million, or 2%, due to a decrease in Monitored Services' revenues which was partially offset by higher power marketing and wholesale energy sales. See the "Overview of Utility Operations" and "Business Segments" discussions below for additional information.

     Cost of sales increased $63.2 million, or 8%, primarily due to a $30.3 million non-cash mark-to-market adjustment on fuel derivatives as prescribed by SFAS No. 133, increased power marketing expense of $31.2 million and increased fuel and purchased power expenses of $29.5 million. These increases were partially offset by lower cost of sales for Monitored Services of $27.8 million. See the "Overview of Utility Operations" and "Business Segments" discussions below for additional information. The decrease in sales and increase in cost of sales were the primary reasons gross profit decreased $100.4 million. Gross profit as a percentage of sales decreased from 58% to 53%.

     EBIT decreased $254.3 million primarily as a result of investment earnings of $168.1 million from the sale of marketable securities in 2000 and the $100.4 million decline in gross profit in 2001. EBIT does not reflect a $31.0 million gain in the first quarter of 2001 for the mark-to-market adjustment for derivative instruments recorded as a cumulative effect of a change in accounting principle. See Note 3 of the Notes to Consolidated Financial Statements for more information on accounting for derivative instruments.

     For the reasons discussed above, basic loss per share before extraordinary gain and the cumulative effect of accounting change was $0.42 for the nine months ended September 30, 2001 compared to earnings of $1.70 for the same period of 2000.

Overview of Utility Operations

     The following table reflects the changes in electric sales volumes, excluding power marketing and system hedging transactions, as measured by megawatt hours (MWh), for the three and nine months ended September 30, 2001, from the comparable periods of 2000. Power marketing and system hedging transactions are excluded because they do not have any physical sales volumes associated with them.

                                                                Three Months Ended September 30,
                                                        ---------------------------------------------
                                                           2001              2000           % Change
                                                        ----------        ----------       ----------
                                                             (Thousands of MWh)
                 Residential                               1,992             2,287           (12.9)
                 Commercial                                2,122             2,018             5.2
                 Industrial                                1,513             1,541            (1.8)
                 Other                                        27                26             3.8
                                                        --------           -------
                     Total retail                          5,654             5,872            (3.7)
                 Wholesale                                 1,799             1,776             1.3
                                                        --------           -------
                     Total                                 7,453             7,648            (2.5)
                                                        ========           =======


                                                                 Nine Months Ended September 30,
                                                        ---------------------------------------------
                                                           2001              2000           % Change
                                                        ----------        ----------       ----------
                                                             (Thousands of MWh)
                 Residential                               4,703             4,880            (3.6)
                 Commercial                                5,166             4,985             3.6
                 Industrial                                4,336             4,392            (1.3)
                 Other                                        80                80              --
                                                        --------           -------
                     Total retail                         14,285            14,337            (0.4)
                 Wholesale                                 5,532             5,030            10.0
                                                        --------           -------
                     Total                                19,817            19,367             2.3
                                                        ========           =======

     Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000: Energy sales decreased $53.7 million, or 9%, primarily due to decreased power marketing sales and decreased retail sales. Power marketing sales were lower primarily due to a decrease in market demand and lower prices. Retail sales decreased primarily due to 12% fewer cooling-degree days during 2001 than in the prior period and rate reductions ordered by the KCC in July 2001.

     Cost of sales decreased $35.5 million, or 11%, primarily due to a $33.9 million, or 20%, reduction in power marketing expense and a $6.5 million decrease in purchased power expense. These decreases were partially offset by increased fuel expense of $5.4 million primarily due to system hedging transactions. Purchased power expenses were lower primarily due to decreased residential retail demand. As a result of these decreases, gross profit decreased $18.3 million, or 6%.

     Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000: Energy sales increased $51.9 million, or 4%, primarily due to increased power marketing and wholesale sales during the first six months of the year. Cost of sales increased $91.0 million, or 15%, primarily due to a $30.3 million non-cash mark-to-market adjustment on fuel derivatives as prescribed by SFAS No. 133, a $31.2 million increase in power marketing expense as a result of the corresponding increase in power marketing sales, a $5.2 million increase in purchased power expense, and a $24.3 million increase in fuel expense. Gross profit decreased $39.1 million, or 5%. Excluding the mark-to-market adjustment on fuel derivatives, gross profit would have decreased $8.8 million.

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

     When sales are made between the segments, the internal transfer price is set by us based on estimates of what we believe would be market prices for capacity and energy.

     The following table reflects key information for our three electric utility business segments:

                                              Three Months Ended                Nine Months Ended
                                                 September 30,                     September 30,
                                          ---------------------------        -------------------------
                                                                 (In Thousands)
                                             2001            2000               2001           2000
                                          ----------      -----------        -----------    ----------
Fossil Generation:
    External sales................       $   212,205     $   245,010        $   559,347    $   503,283
    Internal sales................           165,488         169,117            432,850        432,942
    EBIT (a)......................            35,454          43,220            101,198        154,061

Nuclear Generation:
    Internal sales................       $    29,531     $    27,940        $    87,894    $    86,733
    EBIT..........................            (5,872)         (5,731)           (14,562)       (13,935)

Power Delivery:
    External sales................       $   356,885     $   377,745        $   868,229    $   872,296
    Internal sales................            91,638          85,492            242,038        223,395
    EBIT..........................            91,773         112,268            139,586        154,280

    ------------------
     (a) EBIT shown above for Fossil Generation does not include the unrealized gain on derivatives reported as a cumulative effect of a change in accounting principle. If the effect had been included, EBIT for the Fossil Generation segment for the nine months ended September 30, 2001 would have been $132,239.

     Fossil Generation

     Fossil Generation's external sales consist of the power produced and purchased for sale to wholesale customers. Internal sales consist of the power produced for sale to Power Delivery.

     Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000: External sales decreased $32.8 million primarily due to a $35.5 million decrease in power marketing sales, which was partially offset by a $2.3 million increase in wholesale sales and a $0.4 million increase in system hedging transactions. The decrease in power marketing sales was primarily due to lower market demand and prices. Cost of sales decreased primarily due to a decrease in power marketing expense corresponding to the decrease in sales and a $6.5 million decrease in purchased power expense. These decreases were partially offset by increased fuel expense of $5.4 million. These changes were the primary cause of EBIT declining $7.8 million.

     Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000: External sales increased $56.1 million primarily due to an increase in power marketing sales of $29.2 million, or 9%, and an increase in wholesale sales of $29.6 million, or 19%. During the first quarter of 2001, we experienced significant increases in power marketing and wholesale sales, which were partially offset by the decreases in the third quarter of 2001 as discussed in the paragraph above. EBIT decreased $52.9 million primarily due to a $30.3 million non-cash mark-to-market adjustment on fuel derivatives and increased fuel, purchased power, and power marketing expenses. Excluding the mark-to-market adjustment on fuel derivatives, EBIT would have decreased $22.6 million.

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

     Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000: External sales decreased $20.9 million, or 6%, and EBIT decreased $20.5 million, or 18%. We experienced a 13% decrease in residential sales volumes primarily due to 12% fewer cooling-degree days during the summer of 2001 caused by cooler weather than in 2000. The rate reductions ordered by the KCC in July 2001 also contributed to the decrease in revenues.

         Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000: External sales decreased $4.1 million, or less than 1%, and EBIT decreased $14.7 million, or 10%. Weather conditions resulted in an approximate 4% decrease in residential sales volumes. In our service territory, the heating season of 2001 was warmer than the heating season of 2000, which caused customers to use less energy heating their homes during the winter. Additionally, the cooling season of 2001 was cooler than in 2000, which caused customers to use less energy to cool their homes during the summer.

         Monitored Services

         Protection One and Protection One Europe comprise our monitored services business. The results discussed below reflect Monitored Services on a stand-alone basis. These results do not take into consideration Protection One's minority interest of approximately 13% and 15% at September 30, 2001 and 2000, respectively.

                                 Three Months Ended          Nine Months Ended
                                    September 30,              September 30,
                              ------------------------    -----------------------
                                2001            2000        2001           2000
                              --------        --------    --------       --------
                                                 (In Thousands)
External sales.............   $ 97,635       $136,405     $322,102       $411,191
EBIT.......................    (24,620)       (19,778)    (109,397)       (62,425)

     Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000: Sales decreased $38.8 million primarily due to a decline in Monitored Services' average customer base and the disposition of certain operations. Monitored Services' net decline in customers in the third quarter of 2001 was 38,435. This decrease included a decrease in Protection One Europe's account base of 8,247 customers as a result of dispositions of operations, and a decrease of 2,968 customers related to account system conversions by Protection One. The balance of the decrease in customers is primarily attributable to the fact that Protection One's customer acquisition strategies have not been able to generate accounts in a sufficient volume at an acceptable cost to replace accounts lost through attrition. See "Monitored Services Business Attrition" below for discussion regarding attrition. Protection One expects this trend will continue until the efforts it is making to acquire new accounts and reduce attrition become more successful than they have been to date. Until it is able to reverse this trend, net losses of customer accounts will materially and adversely affect its business, financial condition and results of operations. Protection One's focus remains on the completion of its current infrastructure projects, cost reductions, the development of cost effective marketing programs and the generation of positive cash flow.

     Monitored Services' cost of sales decreased $18.6 million due to the discontinuation of Protection One's Patrol services in May 2001, consolidation of Protection One customer service centers, a reduction of Protection One telecommunications expense and the decline in customer accounts caused by dispositions of operations and attrition. See "Monitored Services Business Attrition" below for additional information.

     Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000: Sales decreased $89.1 million primarily due to a decline in Monitored Services' average customer base and the dispositions of certain operations. Monitored Services' experienced a net decline of 154,169 customers in the nine months ended September 30, 2001. This decrease in customers is primarily attributable to customer attrition, a decrease of 60,703 due to the dispositions of operations, a decrease of 15,180 customers due to conversion adjustments and the significant decrease in the number of accounts being installed or acquired. Cost of sales decreased $27.8 million primarily due to the decrease in customers, which declined primarily due to the discontinuation of Protection One's Patrol services in May 2001, the decline in customer accounts caused by dispositions of operations and attrition, a reduction of telecommunications costs, and consolidation of customer service centers.

Other Income (Expense)

     Other income for the third quarter of 2001 decreased $8.2 million, as compared to the third quarter of 2000, primarily due to lower investment earnings of $4.4 million and a decrease of $3.4 million in other income. For the nine months ended September 30, 2001, other income decreased $141.0 million as compared to September 30, 2000, primarily due to lower investment earnings of $143.3 million. Partially offsetting the lower investment earnings was a $4.6 million increase in minority interests which was primarily due to the higher net loss at Protection One. During 2000, our investment earnings were significantly higher because we recognized a gain on the sale of our investment in a gas compression company and on the sale of other marketable securities, which represented substantially all of our investment portfolio. Additionally, during the second quarter of 2001, we wrote down the cost basis of certain equity securities held for investment to their fair value.

Interest Expense

     Interest expense represents the interest we paid on outstanding debt. On June 28, 2000, we entered into a $600 million, multi-year term loan that increased our long-term debt balance (see the Liquidity and Capital Resources section below for more information). As a result, interest expense on long-term debt increased. However, interest expense on short-term debt decreased primarily due to repayments of short-term borrowings under our credit facilities, which reduced our net long-term and short-term interest expense.

Income Taxes

     We have recorded income tax benefits and expenses for the interim periods using the effective tax rate method. Under this method, we compute the tax related to year-to-date income, except for significant unusual or extraordinary items, at an estimated annual effective tax rate. We individually compute and recognize, when the transaction occurs, income tax expense related to significant unusual or extraordinary items. Our effective income tax rate for the three months ended September 30, 2001 was 25% compared to 19% for the same period of 2000. For the nine months ended September 30, 2001, our effective income tax rate was a tax benefit of 61% compared to a tax expense of 31% for the comparable period of 2000.

     The difference between our effective tax rate and the statutory rate is primarily attributable to the tax benefit of excluding from taxable income, in accordance with IRS rules, 70% of the dividends received from ONEOK, the income from corporate-owned life insurance and certain expenses for depreciation, amortization and state income taxes. The difference is also attributed to the use of tax credits generated from affordable housing investments, the amortization of prior year deferred investment tax credits and a tax benefit associated with the loss on the disposition of some of our monitored services operations and the write-down on certain of our equity securities. The tax benefit of 61% for the nine months ended September 30, 2001 reflects the impact of the tax benefits discussed above.


LIQUIDITY AND CAPITAL RESOURCES

     We had $64.5 million in cash and cash equivalents at September 30, 2001. We consider cash equivalents to be highly liquid debt instruments when purchased with a maturity of three months or less. We also had $23.9 million of restricted cash classified as a current asset. The current asset portion of our restricted cash consists primarily of cash held in escrow as required by certain letters of credit. In addition, we had $34.5 million of restricted cash classified as a long-term asset, which consists primarily of cash held in escrow required by the terms of a pre-paid capacity and transmission agreement.

     At September 30, 2001, current maturities of long-term debt increased to $125.6 million mainly because $100 million of our first mortgage bonds due August 15, 2002 were moved to current maturities. Short-term debt outstanding was $113.4 million. At November 8, 2001, our short-term debt outstanding was approximately $119.4 million.

     On June 28, 2000, we entered into a $600 million, multi-year term loan that replaced two revolving credit facilities that matured on June 30, 2000. The proceeds of the term loan were used to retire short-term debt. We had $594 million outstanding on the term loan on September 30, 2001. The term loan is secured by our and KGE's first mortgage bonds and has a maturity date of March 17, 2003. The terms of the loan contain requirements for maintaining certain consolidated leverage ratios, interest coverage ratios and consolidated debt to capital ratios. We are in compliance with all of these requirements.

     We also have an arrangement with certain banks to provide a revolving credit facility on a committed basis totaling $500 million. The facility is secured by our and KGE's first mortgage bonds and expires on March 17, 2003. As of September 30, 2001, borrowings under this facility were $113.0 million.

     Future Cash Requirements: Our businesses require significant capital investments. See our Annual Report on Form 10-K for the year ended December 31, 2000 for additional information about anticipated capital expenditures for years 2001 through 2003. Protection One anticipates capital expenditures of approximately $10 million to $15 million to acquire customer accounts and to purchase fixed assets for the balance of 2001 and approximately $40 million for capital expenditures in each of 2002 and 2003. The KCC order reducing our combined electric annual rates by $15.6 million will also reduce our annual cash flow. We are evaluating the extent to which this reduction in cash flow will, among other things, require us to take steps to reduce our currently planned capital needs and operating expenses or increase our cost of financing.

     Credit Ratings: Standard & Poor's (S&P), Fitch Investors Service (Fitch) and Moody's Investors Service (Moody's) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies' assessment of our ability to pay interest and principal on these securities. On October 19, 2001, S&P removed us from its CreditWatch listing and changed our and KGE's ratings outlook to "negative".

     As of November 7, 2001, ratings with these agencies are as follows:

                           Western                                Protection      Protection
                          Resources      Western       KGE           One             One
                          Mortgage      Resources    Mortgage       Senior          Senior
                            Bond        Unsecured      Bond        Unsecured     Subordinated
                           Rating          Debt       Rating         Debt       Unsecured Debt
                          ---------     ---------   ---------     -----------   --------------
S&P.................        BBB-           BB-         BB+            B              CCC+
Fitch...............        BB+            BB          BB+            B              CCC+
Moody's.............        Ba1            Ba2         Ba1            B3             Caa2

     In general, declines in our credit ratings make debt financing more costly and more difficult to obtain on terms which are economically favorable to us.

Cash Flows from (used in) Operating Activities

     Cash provided by operations decreased from $301.9 million for the nine months ended September 30, 2000, to $216.7 million for the same period of 2001. This decrease is primarily due to changes in working capital. Income taxes paid on the sale of marketable securities in 2000 and cash required to be escrowed in 2000 for certain contractual agreements offset this decrease.

Cash Flows from (used in) Investing Activities

     Investing activities used net cash of $139.0 million in the nine months ended September 30, 2001 compared to $37.8 million for the same period in 2000. The increase is primarily due to proceeds of $217.1 million received from the sale of marketable securities during the nine months ended September 30, 2000. This increase was offset by a reduction in cash used for additions to property, plant and equipment of $65.7 million for the nine months ended

September 30, 2001 as compared to the same period of 2000 and by proceeds of $48.0 million from the disposition of monitored services operations in 2001.

Cash Flows from (used in) Financing Activities

     Net cash used in financing activities totaled $22.0 million for the nine months ended September 30, 2001 due primarily to the retirements of long-term debt.

     Net cash used in financing activities totaled $269.8 million in the nine months ended September 30, 2000 primarily due to the retirements of long- and short-term debt.

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


OTHER INFORMATION

FERC Proceeding

     In September 1999, the City of Wichita filed a complaint with the Federal Energy Regulatory Commission (FERC) against us alleging improper affiliate transactions between our KPL division and KGE. The City of Wichita asked that FERC equalize the generation costs between KPL and KGE, in addition to other matters. After hearings on the case, a FERC administrative law judge ruled in our favor confirming that no change in rates was required. On December 13, 2000, the City of Wichita filed a brief with FERC asking that the Commission overturn the judge's decision. On January 5, 2001, we filed a brief opposing the City's position. We cannot predict when FERC may make a decision. A decision requiring equalization of rates could have a material adverse effect on our results of operations and financial position.

Monitored Services Business Attrition

     Customer attrition has a direct impact on the results of our monitored security operations since it affects its revenues, amortization expense and cash flow. In some instances, estimates are used to derive attrition data. Adjustments are made to lost accounts primarily for the net change, either positive or negative, in the wholesale base and for accounts which are covered under a purchase price holdback and are "put" back to the seller. The gross accounts lost during a period are reduced by the amount of the guarantee provided for in the purchase agreements with sellers. In some cases, the amount of the purchase holdback may be less than actual attrition experience. For the quarter ended September 30, 2001, gross accounts lost were further reduced for account dispositions and for adjustments resulting from the conversion of accounts to MAS(R), a new billing and monitoring system. Protection One anticipates further adjustments, which could be either positive or negative, from the conversion of its Portland, Maine monitoring station to MAS(R) next year. The gross accounts lost during a period are not reduced by "move in" accounts, which are accounts where a new customer moves into a home installed with a Protection One security system and vacated by a prior customer, or "competitive takeover" accounts, which are accounts where the owner of a residence monitored by a competitor requests that we provide monitoring services. See "Operating Results - Monitored Services" for additional information regarding customer attrition. The decreases due to the conversions to MAS(R) were excluded in the calculation of attrition for the periods indicated below.

     Customer attrition for the periods ended September 30, 2001 and 2000, is summarized below:

                                                     Customer Account Attrition
                                           September 30, 2001            September 30, 2000
                                      ---------------------------   ---------------------------
                                       Annualized      Trailing      Annualized       Trailing
                                          Third         Twelve          Third          Twelve
                                         Quarter        Months         Quarter         Months
                                      ------------     ----------   ------------     ----------
Protection One....................        15.9%           14.3%         15.7%           14.1%
Protection One Europe.............         9.1%           12.4%          8.9%            8.6%

Nuclear Insurance

     As of November 15, 2001, Nuclear Electric Insurance Limited (NEIL), the provider of insurance for the owners of Wolf Creek, is increasing the potential retrospective assessments in its nuclear insurance policies. If losses incurred at any of the nuclear plants insured under the NEIL policies exceed premiums, reserves and other NEIL resources, we may be subject to retrospective assessments under the amended NEIL policies of approximately $10.7 million per year. For additional information regarding our nuclear insurance coverage, see
Note 14 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2000.

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

     Our current maturities of fixed rate debt increased from $41.8 million at December 31, 2000 to $125.6 million at September 30, 2001 primarily due to a scheduled August 15, 2002 maturity on $100 million of our first mortgage bonds. These bonds were reclassified as current maturities.

     Effective October 4, 2001, we entered into a $500 million interest rate swap agreement with a term of two years. The effect of the swap agreement is to fix the annual interest rate on this debt at 6.18%. This reduces our risk of interest rate exposure.

Accounting Change

     Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138 (collectively, SFAS No. 133). We use derivative instruments (primarily swaps, options and futures) to manage interest rate exposure and the commodity price risk inherent in fuel purchases and electricity sales. Under SFAS No. 133, all derivative instruments, including our energy trading contracts, are recorded on the balance sheet as either an asset or liability measured at fair value. Changes in a derivative's fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. Cash flows from derivative instruments are presented in net cash flows from operating activities.

     Derivative instruments used to manage commodity price risk inherent in fuel purchases and electricity sales are classified as energy trading contracts on the balance sheet. Energy trading contracts representing unrealized gain positions are reported as assets; energy trading contracts representing unrealized loss positions are reported as liabilities.

     Prior to January 1, 2001, gains and losses on our derivatives used for managing commodity price risk were deferred until settlement. These derivatives had not been designated as hedges under SFAS No. 133. Accordingly, in the first quarter of 2001, we recognized an unrealized gain of $18.7 million, net of $12.3 million tax, on these derivatives as a cumulative effect of a change in accounting principle.

     After January 1, 2001, changes in fair value of all derivative instruments used for managing commodity price risk that are not designated as hedges are recognized currently as a cost of sales. For the quarter ended September 30, 2001, we recognized an unrealized gain of $0.2 million, net of $0.2 million tax, associated with these derivative instruments. For the nine months ended September 30, 2001, we recognized an unrealized loss of $18.3 million, net of $12.0 million tax benefit, excluding the cumulative effect of a change in accounting principle discussed above, associated with these derivative instruments. Accounting for derivatives under SFAS No. 133 will increase volatility of our future earnings.

     Gas Hedge: During the third quarter of 2001, we entered into hedging relationships to manage commodity price risk associated with future natural gas purchases. We are using futures contracts with a total notional volume of 42,000,000 MMBtu and terms extending through July 2004 to hedge this risk. We have designated these hedging relationships as cash flow hedges in accordance with SFAS No. 133.

     The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of accumulated other comprehensive income (loss) and is reclassified into earnings in the period during which the hedged transaction affects earnings (the fuel is burned). Effectiveness is the degree to which gains and losses on the hedging instruments offset the gains and losses on the hedged item. The ineffective portion of the hedging relationship is recognized currently in earnings. Settlement gains or losses are included within the line items in the statements of income to which they relate.

     The following table reflects amounts recorded in assets, liabilities and accumulated other comprehensive income (loss) as of September 30, 2001 for the futures contracts designated as cash flow hedges:

                                                                  Gas Futures Contracts
                                                                  ---------------------
                                                                      (In Thousands)

Current derivative asset (a)..................................           $       --
Long-term derivative asset (b)................................                   --
                                                                         ----------

     Total Derivative Assets..................................           $       --
                                                                         ==========

Current derivative liability (c)..............................           $   11,728
Long-term derivative liability (d)............................               15,665
                                                                         ----------

     Total Derivative Liabilities.............................           $   27,393
                                                                         ==========

Total comprehensive loss......................................           $  (28,607)
Reclassification adjustment for activity included in net
     income...................................................                1,251
Estimated income tax benefit..................................               10,881
                                                                         ----------

     Net Comprehensive Loss...................................           $  (16,475)
                                                                         ==========

--------------------
(a) Included in Energy trading contracts (asset)
(b) Included in Other assets
(c) Included in Energy trading contracts (liability)
(d) Included in Other liabilities

     Amounts recognized in earnings as a result of hedge ineffectiveness were insignificant for the period ended September 30, 2001. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted natural gas purchases is 34 months as of September 30, 2001. We estimate that based on market prices at September 30, 2001, pretax losses of $11.7 million will be reclassified from accumulated other comprehensive income (loss) into earnings during the next twelve months as the hedged transactions affect earnings. The actual amounts that will be reclassified to earnings could vary materially from this estimated amount due to changes in market conditions.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     Information relating to the market risk disclosure is set forth in Other Information of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.

                             WESTERN RESOURCES, INC.

Part II  Other Information

ITEM 1. LEGAL PROCEEDINGS
--------------------------

     Information relating to legal proceedings is set forth in Note 9 of the Notes to Consolidated Financial Statements included in Part I of this report, which information is incorporated herein by reference.

     See also Notes 2 and 5 of the Notes to Consolidated Financial Statements for discussion of the lawsuit PNM filed against us and the KCC regulatory proceedings and FERC proceedings involving the City of Wichita, which are incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: None

     (b) Reports on Form 8-K filed during the quarter ended September 30, 2001:

         Form 8-K filed July 24, 2001 -  Announcing an order from the KCC confirming the requirements of its
                                         May 22, 2001 supplemental order, and
                                         taking certain other actions, related
                                         to the rights offering and split-off
                                         contemplated by the Asset Allocation
                                         and Separation Agreement between
                                         Westar Industries and us.

         Form 8-K filed July 26, 2001 -  Announcing an order from the KCC reducing our combined electric rates by
                                         $22.7 million.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               WESTERN RESOURCES, INC.

Date: November 14, 2001                        By:       /s/ Paul R. Geist
      ------------------                            ----------------------------
                                                           Paul R. Geist
                                                       Senior Vice President
                                                    and Chief Financial Officer