Form 10-K/A
period 2001-12-31
WESTERN RESOURCES INC /KS
filed 2002-04-23
CIK 54507

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                             -----------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                             --------    --------

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

                          ---------------------------

           Securities registered pursuant to section 12(b) of the Act:

          Title of Each Class                     Name of each exchange on which registered
          -------------------                     -----------------------------------------
Common Stock, par value $5.00 per share                    New York Stock Exchange

           Securities registered pursuant to section 12(g) of the Act:
                 Preferred Stock, 4-1/2% Series, $100 par value
                 ----------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---
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

                                EXPLANATORY NOTE

         We are filing this amendment to our Annual Report on Form 10-K to amend
Item 13. Certain Relationships and Related Transactions to provide in its entirety as follows.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

         The information required by Item 13 is set forth in our definitive proxy statement to be filed with the SEC for our 2002 Annual Meeting of Shareholders to be held on June 11, 2002. Such information is incorporated herein by reference to the material appearing under the caption "Certain Relationships and Related Transactions" in the proxy statement to be filed by us with the SEC.

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        WESTERN RESOURCES, INC.



Date:            April 23, 2002                         By:     /s/  Paul R. Geist
     -------------------------------------                 -------------------------------
                                                                     Paul R. Geist,
                                                                 Senior Vice President,
                                                         Chief Financial Officer and Treasurer


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                  Signature                                     Title                               Date
                  ---------                                     -----                               ----

            /s/ DAVID C. WITTIG                 Chairman of the Board, President and           April 23, 2002
------------------------------------------          Chief Executive Officer
             (David C. Wittig)                  (Principal Executive Officer)

             /s/ PAUL R. GEIST                  Senior Vice President, Chief                   April 23, 2002
------------------------------------------          Financial Officer and Treasurer
              (Paul R. Geist)                   (Principal Financial and Accounting
                                                    Officer)

            /s/ FRANK J. BECKER                 Director                                       April 23, 2002
------------------------------------------
             (Frank J. Becker)

             /s/ GENE A. BUDIG                  Director                                       April 23, 2002
------------------------------------------
              (Gene A. Budig)

        /s/ CHARLES Q. CHANDLER, IV             Director                                       April 23, 2002
------------------------------------------
         (Charles Q. Chandler, IV)

             /s/ JOHN C. DICUS                  Director                                       April 23, 2002
------------------------------------------
              (John C. Dicus)

           /s/ R. A. EDWARDS III                Director                                       April 23, 2002
------------------------------------------
            (R. A. Edwards III)

            /s/ DOUGLAS T. LAKE                 Director                                       April 23, 2002
------------------------------------------
             (Douglas T. Lake)

         /s/ JOHN C. NETTLES, JR.               Director                                       April 23, 2002
------------------------------------------
          (John C. Nettles, Jr.)