Form 10-K/A
period 2001-12-31
WESTERN RESOURCES INC /KS
filed 2002-04-30
CIK 54507

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               Amendment No. 2 to
                                    FORM 10-K

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

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 Class                             Outstanding at March 14, 2002
                 -----                             -----------------------------
Common Stock, par value $5.00 per share                  71,415,540 Shares

                      Documents Incorporated by Reference: None.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

Item 1.  Business..........................................................    5

Item 2.  Properties........................................................   25

Item 3.  Legal Proceedings.................................................   27

Item 4.  Submission of Matters to a Vote of Security Holders...............   27

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters...........................................................   28

Item 6.  Selected Financial Data...........................................   29

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................   30

Item 7A. Quantitative and Qualitative Disclosures About Market Risk........   60

Item 8.  Financial Statements and Supplementary Data.......................   61

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure..............................................  111

                                    PART III

Item 10. Directors and Executive Officers of the Registrant................  112

Item 11. Executive Compensation............................................  114

Item 12. Security Ownership of Certain Beneficial Owners and Management....  123

Item 13. Certain Relationships and Related Transactions....................  125

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...  128

Signatures.................................................................  133

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

Cash Flows from (used in) Investing Activities
----------------------------------------------

      In general, cash used for investing purposes relates to the growth and maintenance of the operations of our utility and monitored services businesses. The utility business is capital intensive and requires significant investment in plant on an annual basis. We spent $227.0 million in 2001 and $285.4 million in 2000 on net additions to utility property, plant and equipment, including $52.2 million in 2001 and $87.7 million in 2000 on new generation projects. This was in addition to our normal maintenance requirements. The monitored services business also requires significant capital investment related to the acquisition of customer accounts. Investment in customer accounts in 2001 and 2000 amounted to $36.5 million and $47.3 million, respectively.

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

                                            Customer Account Attrition
                                     -------------------------------------------
                                       December 31, 2001     December 31, 2000
                                     --------------------  ---------------------
                                     Annualized  Trailing  Annualized  Trailing
                                       Fourth     Twelve     Fourth     Twelve
                                       Quarter     Month     Quarter     Month
                                     ----------  --------  ----------  ---------
Protection One .....................    18.1%      15.2%      15.0%       14.0%
Protection One Europe (a) ..........    10.1%      10.0%      11.6%       10.9%

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

Director (Class I)--Term Expiring in 2003

Charles Q. Chandler, IV (age 48)

    Mr. Chandler is Chairman of the Board, President and Chief Executive Officer of INTRUST Bank, N.A. and President of INTRUST Financial Corporation. Both companies are located in Wichita, Kansas. Mr. Chandler is a director of INTRUST Financial Corporation, the First National Bank of Pratt, Kansas, the Will Rogers Bank in Oklahoma City, Oklahoma and the Wesley Medical Center in Wichita, Kansas. He is also a trustee of the Kansas State University Endowment Foundation. Mr. Chandler has served as our director since January 2000.

John C. Dicus (age 68)

    Mr. Dicus is Chairman of the Board and Chief Executive Officer of Capitol Federal Savings Bank. Mr. Dicus is also Chairman of the Board and Chief Executive Officer of Capitol Federal Financial and Capitol Federal Savings Bank MHC (since March 1999). These companies are located in Topeka, Kansas. Mr. Dicus is a director of Security Benefit Life Insurance Company and Columbian National Title Company, and a trustee of Stormont-Vail Health Care, Inc. and the University of Kansas Endowment Association. He has served as our director since May 1990.

R.A. Edwards (age 56)

    Mr. Edwards is the President and Chief Executive Officer and a director of the First National Bank of Hutchinson, Kansas. Mr. Edwards is also a director of Douglas County Bank, Data Center, Inc., Kansas Venture Capital, Inc. and Michellhill Seed Company. He is also a member of the University of Kansas Business School Advisory Board and a trustee of the University of Kansas Endowment Association.


Director (Class II)--Term Expiring in 2004

Gene A. Budig (age 63)

    Dr. Budig is Senior Advisor to the Commissioner of Baseball, American League of Professional Baseball Clubs in New York, New York (since March 2000) and a professor at Princeton University (since July 2000). Prior to that time, Dr. Budig was President of the American League of Professional Baseball Clubs. Dr. Budig is a director of the Harry S. Truman Library Institute, the Ewing Marion Kaufman Foundation, the Major League Baseball Hall of Fame and the Media Studies Center-Freedom Forum. Dr. Budig is also a director of Protection One. He has served as our director since July 1999. He also served as our director from January 1987 to May 1998.

John C. Nettels, Jr. (age 45)

    Mr. Nettels is a Partner with the law firm of Morrison & Hecker, L.L.P. in Overland Park, Kansas. He has served as our director since March 2000.

David C. Wittig (age 46)

    Mr. Wittig is our Chairman of the Board, President and Chief Executive Officer (since January 1999, March 1996 and July 1998, respectively). Prior to that time, Mr. Wittig was our Executive Vice President of Corporate Development. Mr. Wittig is a director of WACO Instruments, Inc. and Fox Run Holdings, Inc. Mr. Wittig is a trustee of the University of Kansas Endowment Association and Boys Harbor, Inc. He has served as our director since February 1996.


Director (Class III)--Term Expiring in 2005

Frank J. Becker (age 66)

    Mr. Becker is President of Becker Investments, Inc. in Lawrence, Kansas. Mr. Becker is a director of the Douglas County Bank, Martin K. Eby Construction Company and IMA Insurance, Inc., and a trustee of the University of Kansas Endowment Association. He has served as our director since 1992.

Douglas T. Lake (age 51)

    Mr. Lake is our Executive Vice President and Chief Strategic Officer (since September 1998). Mr. Lake was Senior Managing Director at Bear, Stearns & Co. Inc., an investment banking firm, from 1995 to September 1998. Mr. Lake is also Chairman of the Board of Protection One and a director of ONEOK, Inc. and Guardian International, Inc. He has served as our director since October 2000.


Section 16(a) Beneficial Ownership Reporting Compliance

    The rules of the Securities and Exchange Commission require our directors and executive officers to file reports of their holdings and transactions in our common stock. Based solely on our review of the copies of reports filed under Section 16(a) of the Exchange Act and written representations that no other reports were required, we believe that, during the fiscal year ended December 31, 2001, all required filings applicable to our executive officers, directors and owners of more than ten percent of our common stock were made and that such persons were in compliance with the Exchange Act requirements.

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

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

    The following table sets forth the compensation of our named executive officers for the last three completed fiscal years:

                          Summary Compensation Table

                                                                             Long Term
                                                                           Compensation
                                          Annual Compensation                 Awards
                                  ------------------------------------ ---------------------
                                                             Other     Restricted
                                                             Annual      Stock    Securities  All Other
                                                          Compensation   Awards   Underlying Compensation
Name and Principal Position       Year Salary $  Bonus $      $(1)        $(2)    Options #      $(3)
---------------------------       ---- -------- --------- ------------ ---------- ---------- ------------
David C. Wittig (4)               2001 313,026         --   163,936    2,643,245        --      489,896
Chairman of the Board, President  2000 303,400  1,171,170   134,794    2,155,781    58,500      486,969
and Chief Executive Officer       1999 408,683         --   105,909    1,738,625   114,000    5,756,753

Douglas T. Lake                   2001 463,344    178,000    18,536    1,546,360        --        5,758
Executive Vice President,         2000 224,476    642,706    57,417    1,317,813     9,000      700,999
Chief Strategic Officer           1999 266,849         --    31,494      948,219    40,000      429,664

Douglas R. Sterbenz               2001 190,963    150,256    22,080       24,200        --        7,362
Senior Vice President, Generation 2000 115,000    165,735     3,602       15,625     2,700       19,327
and Marketing                     1999 113,573    318,207       573           --     2,700        7,463

Shane A. Mathis                   2001 226,276     74,600     2,628      338,800        --       18,933
Senior Vice President,            2000 158,756    149,180     5,922      391,288     3,500       40,806
Commodity Strategy                1999 150,625     30,900     4,575           --     3,500       28,778

Carl M. Koupal, Jr.               2001 273,453         --    16,770    1,010,810        --      817,254
Retired Executive Vice President, 2000 290,740    427,078     9,847      930,000     9,000       48,318
Chief Administrative Officer      1999 307,020         --    13,045      612,313    28,000       42,327

Thomas L. Grennan                 2001 212,533         --    52,171      692,207        --      589,832
Retired Executive Vice President, 2000 175,750    299,702    56,375      496,875     6,000       69,953
Electric Operations               1999 187,708         --    35,965      445,000    20,000       64,292

Paul R. Geist                     2001 167,111     50,000     1,014       77,440        --       13,562
Senior Vice President, Chief      2000 118,000     31,221       125       93,750        --        1,033
Financial Officer and Treasurer   1999  12,962     11,290        --           --        --          354

--------
(1)Other Annual Compensation for 2001 includes the following items: (a) payments for federal and state taxes associated with personal benefits and financial and tax planning (Mr. Wittig, $32,762, Mr. Lake, $17,383, Mr. Mathis, $1,995, Mr. Koupal, $11,459, Mr. Grennan, $9,427, and Mr. Geist, $1,005); (b) interest on deferred compensation in excess of the applicable federal long term interest rate (Mr. Wittig, $42,999, Mr. Sterbenz, $270, Mr. Mathis, $293, Mr. Koupal, $1,928, and Mr. Grennan, $31,337); and (c) value of discounts received on stock compensation (Mr. Wittig, $88,175, Mr. Lake, $1,153, Mr. Sterbenz, $21,810, Mr. Mathis, $340, Mr. Koupal, $3,383,
   Mr. Grennan, $11,407, and Mr. Geist, $9).
(2)The reported dollar value of restricted share units is equal to the closing price of our common stock on the date of grant, multiplied by the total number of restricted share units granted to the named executive officer. See the Human Resources Committee Report for a discussion of vesting of these restricted share units. The aggregate restricted share units held by each of the named executive officers as of December 31, 2001 were as follows: Mr. Wittig, 412,022, Mr. Lake, 207,999, Mr. Sterbenz, 3,310, Mr. Mathis, 36,199,
   Mr. Koupal, 151,724, Mr. Grennan, 85,777, and Mr. Geist, 9,200. Based on the closing price of our common stock on December 31, 2001 of $17.20 per share, the restricted share units had an aggregate value on that date of: Mr. Wittig, $7,086,778, Mr. Lake, $3,577,583, Mr. Sterbenz, $56,932, Mr. Mathis,
   $622,623, Mr. Koupal,

   $2,609,653, Mr. Grennan, $1,475,364, and Mr. Geist, $158,240. This value may not represent the ultimate value of the restricted share units to the employee or us. Dividend equivalents are paid on the restricted share units from the date of grant.
(3)All Other Compensation for 2001 includes the following items: (a) company contributions under our 401(k) savings plan, a defined contribution plan (Mr. Wittig, Mr. Sterbenz, Mr. Mathis and Mr. Geist, $5,100 each, Mr. Lake, $4,371, Mr. Koupal, $4,985, and Mr. Grennan, $3,575); (b) premiums paid on term life insurance policies (Mr. Wittig, $1,608, Mr. Lake, $1,387, Mr. Sterbenz, $187, Mr. Mathis, $275, Mr. Koupal, $727, Mr. Grennan, $552, and Mr. Geist, $171); (c) imputed income on split dollar life insurance policies (Mr. Wittig, $42,967 and Mr. Koupal, $16,365); (d) value of shares received under our stock for compensation program in lieu of cash compensation (Mr. Wittig, $440,220, Mr. Koupal, $9,726, and Mr. Grennan, $29,129); and (e)
   $773,378 paid to Mr. Koupal and $544,502 payable to Mr. Grennan in connection with their retirements.
(4)See the Human Resources Committee Report for a discussion of Mr. Wittig's 2001 short term incentive compensation.

Retirement Plans

    We maintain a qualified non-contributory defined benefit pension plan and a non-qualified supplemental retirement plan for certain of our management employees, including executive officers, who are selected by the Human Resources Committee of our Board of Directors. Benefits payable from the qualified pension plan are limited by provisions of the Internal Revenue Code. The non-qualified supplemental retirement plan provides for the payment of retirement benefits in addition to those provided under the qualified pension plan.

    The following table sets forth the estimated annual benefits payable to the named executive officers upon specified remuneration based on age 65 as of January 1, 2002. The amounts presented do not take into account any reduction for joint and survivorship payments.

         ANNUAL PENSION BENEFIT FROM QUALIFIED AND NON-QUALIFIED PLANS

     Average Applicable                 Average Applicable
        Compensation    Pension Benefit    Compensation    Pension Benefit
     ------------------ --------------- ------------------ ---------------
          $150,000         $ 92,550         $1,150,000       $  709,550
          $200,000         $123,400         $1,200,000       $  740,400
          $250,000         $154,250         $1,250,000       $  771,250
          $300,000         $185,100         $1,300,000       $  802,100
          $350,000         $215,950         $1,350,000       $  832,950
          $400,000         $246,800         $1,400,000       $  863,800
          $450,000         $277,650         $1,450,000       $  894,650
          $500,000         $308,500         $1,500,000       $  925,500
          $550,000         $339,350         $1,550,000       $  956,350
          $600,000         $370,200         $1,600,000       $  987,200
          $650,000         $401,050         $1,650,000       $1,018,050
          $700,000         $431,900         $1,700,000       $1,048,900
          $750,000         $462,750         $1,750,000       $1,079,750
          $800,000         $493,600         $1,800,000       $1,110,600
          $850,000         $524,450         $1,850,000       $1,141,450
          $900,000         $555,300         $1,900,000       $1,172,300
          $950,000         $586,150         $1,950,000       $1,203,150
        $1,000,000         $617,000         $2,000,000       $1,234,000
        $1,050,000         $647,850         $2,050,000       $1,264,850
        $1,100,000         $678,700         $2,100,000       $1,295,700

    The supplemental retirement plan provides a retirement benefit at or after age 65, or upon disability prior to age 65, in an amount equal to 61.7% of final three-year average cash compensation (including share awards under the Stock for Compensation Program) and annual incentive bonuses, reduced by the benefits under the qualified pension plan (but not social security benefits), such amount to be paid to the employee or his designated beneficiaries for the employee's life with a 15-year term certain. The percentage of final three-year average compensation to be paid commencing at age 65, before reduction for qualified pension plan benefits, is 50% for a person retiring at age 50 increasing to 61.7% at age 65. An employee retiring at or after age 50, but before age 65, may receive a reduced benefit, payable in the same form commencing prior to age 65. The age 65 benefits are reduced by 5% per year if commenced prior to age 60, but no earlier than age 50. The supplemental plan vests 10% per year after five years of service until fully vested with 15 years of service or at age 65. Under the qualified plan, full vesting occurs after 5 years of service. The supplemental plan also pays a death benefit if death occurs before retirement, equal to 50% of the employee's previous three year average compensation (or the vested retirement benefit percentage, whichever is higher) to his or her beneficiary for fifteen years following his or her death. All of the individuals listed in the compensation table are covered by the qualified plan and all such individuals other than Mr. Sterbenz and Mr. Geist are covered by the supplemental retirement plan. In the event of a change in control of us, participants may be deemed to be 65 years of age as of the date of such change in control for purposes of vesting and benefits.

    The years of service as of January 1, 2002 for the named executive officers are as follows: Mr. Wittig, six years; Mr. Lake, three years; Mr. Sterbenz, four years, Mr. Mathis, four years, Mr. Koupal, ten years; Mr. Grennan, twenty-seven years; and Mr. Geist, two years.

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

    Subject to certain conditions, beginning on the earlier of (i) three years from the date of the policy or (ii) the first day of the calendar year next following the date of the insured's retirement, the insured is allowed to transfer to us from time to time, in whole or in part, his interest in the death benefit under the policy at a discount equal to $1 for each $1.50 of the portion of the death benefit for which the insured may designate the beneficiary, subject to adjustment if the participant does not retire within six months of the date of agreement based on the total return to shareowners from the date of the policy. Any adjustment would result in an exchange of no more than $1 for each $1 of death benefit nor less than $1 for each $2 of death benefit. At December 31, 2001, our liability under this program was approximately $18.6 million. Mr. Koupal retired in October 2001 and received a payment in January 2002 of approximately $4.6 million under the program in exchange for his assignment to us of approximately $9.1 million of insurance benefits. The program has been designed such that upon the insured's death we will recover our premium payments from the policy and any amounts paid by us to the insured for the transfer of his interest in the death benefit.

Compensation of Directors

    Directors who are our employees do not receive additional compensation for their services as directors. In 2001, directors who were not our employees received an annual cash retainer fee of $25,000, paid quarterly, an annual stock award of $18,500, and an annual restricted share unit award of $19,000. The restricted share unit award vests ratably over three years from the date of grant. Directors who were not our employees were also paid a fee of $1,200 for each meeting of the Board of Directors and a fee of $1,000 for each committee meeting they attended ($600 in each case if they participated by telephone). Effective January 1, 2002, the annual cash retainer fee was reduced to $20,000 and the fee for attendance at each telephone meeting was reduced to $500. Also effective January 1, 2002, the chairman of each committee of the Board of Directors receives an annual cash fee of $4,000. Directors are also reimbursed for expenses incurred by them which are incidental to attending meetings.

    Pursuant to our Outside Directors' Deferred Compensation Plan (the "Deferred Compensation Plan"), an outside director may elect to defer all or a portion of any fee received for services. The Deferred Compensation Plan is a voluntary participation plan administered by the Human Resources Committee of our Board of Directors. In addition, an outside director may elect to have all or a portion of any cash fees paid in stock pursuant to our Long Term Incentive and Share Award Plan.

Human Resources Committee Report

    The executive compensation programs of the Company are administered by the Human Resources Committee of the Board of Directors (the "Committee"), which is composed of three non-employee directors. The Committee reviews and approves all issues pertaining to executive compensation. The objective of the Company's three compensation programs (base salary, short term incentive and long term incentive) is to provide compensation that enables the Company to attract, motivate and retain talented and dedicated executives, foster a team orientation toward the achievement of business objectives, and directly link the success of our executives with that of our shareholders.

    The Company extends participation in its long term and short term incentive programs to certain key employees in addition to executive officers based on their potential to contribute to increasing shareholder value.

    In structuring the Company's compensation plans, the Committee takes into consideration Section 162(m) of the Internal Revenue Code (which disallows the deduction of compensation in excess of $1.0 million except for certain payments based upon performance goals) and other factors the Committee deems appropriate. As a result, if such compensation in excess of $1.0 million is paid under the Company's compensation plans, a portion may not be deductible under Section 162(m).

  Base Salary Compensation

    A base salary range is established for each executive position to reflect the potential contribution of each position to the achievement of the Company's business objectives and to be competitive with the base salaries paid for comparable positions in the national market by diversified consumer services companies, with emphasis on electric energy and monitored security services with annual total revenues comparable to ours. Some, but not all, of such companies are included in the Standard & Poor's Electric Companies Index. The Committee utilized industry information for compensation purposes. Not all companies comprising such index participate in making available such industry information. In addition, the Committee considers information about other companies with which the Committee believes the Company competes for executives, but which are not part of such industry information. The mid-point for each base salary range is intended to approximate the average base salary for the relevant position in the national market. Industry surveys by national industry associations are the primary source of this market information. The Committee also utilizes the services of an independent compensation consultant to provide national market data for executive positions and to evaluate the appropriateness of the Company's executive compensation and benefit programs.

    Within the established base salary ranges, actual base salary is determined by the Company's financial performance in relation to attainment of specific goals, such as earnings per share and total return to shareholders, and a subjective assessment of each executive's achievement of individual objectives and managerial effectiveness. The Committee annually reviews the performance of the Chairman of the Board, President and Chief Executive Officer and other executive officers. The Committee, after consideration of the Company's financial performance, and such other subjective factors as the Committee deems appropriate for the period being reviewed, establishes the base compensation of such officers.

    In reviewing the annual achievement of each executive and setting the new base annual salary levels for 2001, the Committee considered each individual's contribution toward meeting the board-approved budgeted financial plan for the previous year, total return to shareholders, earnings per share, customer satisfaction, compliance with the Company's capital financial plan, the Company's budgets, the individual's management effectiveness and the individual's base compensation compared to the national market. In October 2001, several executive officers retired, and other officers were promoted or new officers were appointed to assume their responsibilities. The base compensation of these officers was increased effective November 1, 2001 to be commensurate with their new responsibilities.

  Annual Incentive Compensation

    All executive officers are eligible for annual incentive compensation.

    The primary form of short term incentive compensation is the Company's Short Term Incentive Plan for employees selected by the Committee, including the named executive officers, who have an opportunity to directly and substantially contribute to the Company's achievement of short term objectives. Short term incentives are structured so that potential compensation is comparable with short term compensation granted to comparable positions in the national market. Short term incentives are targeted to approximate the median in the national market. Some, but not all, of such companies are included in the Standard & Poor's Electric Companies Index. Awards in excess of the targets may be payable if the financial goals set by the Committee are exceeded. The Committee may grant performance based awards to the Chief Executive Officer and the other four most highly compensated officers of the Company who are or may be subject to Section 162(m) of the Code without being subject to the $1 million limitation on deductibility for federal income tax purposes.

    For 2001, Mr. Wittig was eligible for an annual short term incentive target of 90% of base salary. Other participants were eligible for annual short term incentive targets ranging from 15% to 80% of base salary. For executive officers, 20% to 40% of the annual incentive was tied to the attainment of individual goals and management skills. The balance was based upon the Company's achievement of financial goals that are established annually by the Committee.

    Changes in annual incentive compensation to the named executive officers in 2001 compared to 2000 resulted from an individual's relative attainment of his or her goals, the achievement of certain performance standards for business units over which an executive officer had responsibility, and the Company failing to achieve budgeted adjusted earnings per share and shareholder value goals.

  Long Term Incentives

    Long term incentive compensation is offered to employees who are in positions which can affect the Company's long term success through the formation and execution of its business strategies. Long term incentive compensation currently takes the form of grants of restricted share units and dividend equivalents under the Company's 1996 Long Term Incentive and Share Award Plan (the "Plan"). The Plan has been established to advance the interests of the Company and its shareholders by providing a means to attract, retain, and motivate employees and directors upon whose judgment, initiative and effort the Company's continued success, growth and development is dependent. The purposes of long term incentive compensation are to: (1) focus key employees' efforts on performance which will increase the value of the Company to its shareholders; (2) align the interests of management with those of the Company's shareholders; (3) provide a competitive long term incentive opportunity; and
(4) provide a retention incentive for key employees.

    All non-union employees are eligible for grants under the Plan. Under the Plan, awards are provided to such participants and in such amounts as the Committee deems appropriate. The number and form of awards vary on the basis of position and pay grade. The level of total compensation for similar executive positions in companies considered comparable by the Committee was used as a reference in establishing the level of awards.

    The use of restricted share units and dividend equivalents as a significant component of compensation creates a strong and direct linkage between the financial outcomes of the employees and the shareholders. Restricted share units require specified appreciation in the share price of the Company's common stock and the continued employment of the executive until the specified appreciation occurs, unless the executive's employment terminates due to retirement, death, disability, termination without cause by us, for good reason by the executive or a change in control of the Company. Restricted share units granted in 2001 vest if the share price of the Company's common stock remains at or above $27.83 for any period of twenty consecutive trading days beginning on February 8, 2001, the date of grant, and ending on February 7, 2011. Dividend equivalents are paid on the restricted share units from the date of grant. The value of a single dividend equivalent is equal to the dividends that would have been paid or payable on a share of common stock from the date of grant.

    In April 1999, the Committee adopted a stock for compensation program which allowed the Company's executive officers and other key employees to receive up to a specified percentage of base compensation in the form of restricted share units. The percentage of base compensation allowed to be paid in restricted share units ranged from approximately 5% to approximately 60% depending on the salary of the individual. Restricted share units were valued based upon 85% of the closing price for the Company's common stock on the date of payment. In 2001, this program was modified to allow participants to purchase shares of the Company's common stock, rather than receive restricted share units, at 85% of the closing price for the Company's common stock on the date of purchase. In addition, the limitations on the percentage of base compensation allowed to be used to purchase shares and certain deferral requirements were eliminated. In 2001, Mr. Wittig elected to purchase shares of the Company's common stock with approximately 58.5% of his base compensation under the program.

    In the event of a change in control, restricted share units and dividend equivalents may accelerate and vest with performance criteria deemed satisfied.

  Chief Executive Officer

    Mr. Wittig's base salary and his annual short term incentive compensation are established annually. In recommending the base salary to be effective in 2001, while not utilizing any specific performance formula and without ranking the relative importance of each factor, the Committee took into account relevant salary information in the national market and the Committee's subjective evaluation of Mr. Wittig's overall management effectiveness in his position as Chairman of the Board, President and Chief Executive Officer of the Company and his achievement of individual goals. Factors considered included his continuing leadership of the Company and his contribution to strategic direction, management of change in an increasingly competitive environment, management of operations, and the overall productivity of the Company. The Committee also took into account the recommendations made by an independent compensation consultant. Mr. Wittig's base salary was not changed in 2001.

    The Committee took no action with respect to Mr. Wittig's 2001 short term incentive compensation. The Committee may re-examine whether to make an award in the future based upon an evaluation of the effectiveness of various management and operational changes made late in 2001. The long term incentive compensation of Mr. Wittig included restricted share units and dividend equivalents granted based upon the factors described under Long Term Incentives above.

                                          The Human Resources Committee

                                          Frank J. Becker, Chairman
                                          Gene A . Budig
                                          John C. Dicus

Employment and Change in Control Agreements

    We have entered into employment agreements with Mr. Wittig and Mr. Lake, each of which contains change in control provisions, and change in control agreements with Mr. Mathis and Mr. Geist and other of our officers and key employees. The agreements have three year terms with an automatic extension of one year on each anniversary, unless prior notice is given by the officer or by us. The agreements are intended to insure the officers' continued service and dedication to us and to ensure their objectivity in considering on our behalf any transaction which would result in a change in control of us.

    Under the employment agreements, an officer is entitled to benefits, if his or her employment is terminated by us other than for Cause or upon death, disability or retirement, or by the officer for Good Reason, each as defined in the agreements. Under the change in control agreements, benefits are provided for such terminations only if they occur within two years of a change in control. Under the employment agreements, benefits would also be provided if the officer were to terminate his or her employment, regardless of the reason, within 90 days of a change in control or if, in connection with a change in control, the officer were to leave our employ and become an employee of a former subsidiary which is then a separate, publicly traded company. A termination that would result in payments becoming payable is referred to as "Qualifying Termination."

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

    Upon a Qualifying Termination, we, or our successor, must make a lump-sum cash payment to the officer, in addition to any other compensation to which the officer is entitled, of two (2.99 in the case of Mr. Wittig and Mr. Lake) times the higher of such officer's base salary and 90% of the position's job value ("Adjusted Salary"); two (2.99 in the case of Mr. Wittig and Mr. Lake) times the higher of the highest bonus paid to such officer for the last three fiscal years and the officer's target bonus ("Bonus Amount"); and for officers not participating in our executive salary continuation plan, the actuarial equivalent of the excess of the officer's accrued pension benefits, computed as if the officer had two additional years of benefit accrual service, over the officer's vested accrued pension benefits utilizing the officer's current salary without regard for any salary limits imposed for qualified pension plans.

    In addition, we must offer health, disability and life insurance coverage to the officer and his or her dependents on the same terms and conditions that existed immediately prior to the termination for two (three in the case of Mr. Wittig and Mr. Lake) years, or, if earlier, until such officer is covered by equivalent benefits, continuation of financial and legal counseling services, participation in our matching gift program for two (three in the case of Mr. Wittig and Mr. Lake) additional years, and outplacement services. The employment agreements also provide for additional payments, if required, to make the individuals whole for any excise tax imposed under Section 4999 of the Internal Revenue Code, to pay certain relocation costs within eighteen months of the officer's termination of employment, and provision of retiree medical benefits.

    In the event of a Qualifying Termination, dividend equivalents, restricted share units and other stock based incentives or compensation accelerate and vest and restrictions or performance criteria lapse.

    Our supplemental retirement plan described above under "Annual Pension Benefit from Qualified and Non-Qualified Plans" provides supplemental retirement benefits to designated participants, including the named executive officers other than Mr. Sterbenz and Mr. Geist. The plan provides in the event of a change in control, all active participants in the plan will be deemed to be 65 years of age for purposes of determining the maximum percentage of retirement benefits and 100% vesting of such benefits with benefits commencing not earlier than age 50. In addition, the plan provides for the funding of the plan benefits through our contributions into a rabbi trust under certain circumstances, including a change in control. The employment agreements for Mr. Wittig and Mr. Lake, provide that full benefits under the plan shall commence immediately upon a Qualifying Termination and shall be calculated using the officer's Adjusted Salary and Bonus Amount.

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

    In connection with the retirements of Mr. Koupal and Mr. Grennan, we made lump sum payments to Mr. Koupal and Mr. Grennan of $773,378 and $544,502, respectively, which included amounts for accumulated but unused vacation and in the case of Mr. Koupal a $25,000 payment for accounting and legal expenses. In addition, Mr. Koupal and Mr. Grennan may continue to participate on the same terms as active employees in our group medical and dental plans until the earlier of October 31, 2004 or the date on which they become eligible for coverage through employment with another employer, and are entitled to reimbursement for outplacement services and relocation expenses up to $50,000 each. Mr. Koupal and Mr. Grennan retained restricted share units granted to them, which will vest on the same basis as if they had remained in our active employment. Mr. Koupal and Mr. Grennan also retained their benefits under our defined benefit pension plan and supplemental retirement plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

Certain Beneficial Owners of Common Stock

    Other than as set forth in the following table, we know of no other beneficial owner of more than five percent of our outstanding common stock. The information provided is as of April 16, 2002.


 Name and Address of                   Amount and Nature of
 Beneficial Owner                      Beneficial Ownership   Percent of Class
------------------------------------   --------------------   ----------------
   Westar Industries, Inc.(1)               15,769,508              22.0%(2)
   818 S. Kansas Avenue
   Topeka, KS 66612

   Mario J. Gabelli(3)                       3,540,600               5.0%
   Marc J. Gabelli
   One Corporate Center
   Rye, NY 10580

   Wallace R. Weitz and Company(4)           6,578,100               9.4%
   1125 S. 103rd Street, Suite 600
   Omaha, NE 68124-6008

    ------------------
     (1)Westar is our wholly owned subsidiary. We have shared investment power with respect to, and are deemed to beneficially own these shares under Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under Kansas law, the shares held by Westar are not entitled to vote as long as Westar remains our majority owned subsidiary.
     (2)The percent is calculated pursuant to Section 13(d)(4) of the Exchange Act, which excludes from outstanding shares any shares held by us or any of our subsidiaries. The percent is 18.0% if the shares held by Westar and Protection One are included in outstanding shares.
     (3)As reported in a Schedule 13D filed with the Securities and Exchange Commission on February 11, 2002 by Mario J. Gabelli and Marc J. Gabelli and various entities which either one directly or indirectly controls or for which either one acts as chief investment officer.
     (4)As reported in a Schedule 13D/A filed with the Securities and Exchange Commission on April 5, 2002.

Certain Beneficial Owners of Preferred Stock

    Protection One owns 3,890 shares of our 41/4% series preferred stock, representing 6.9% of such class, 13,458 shares of our 41/2% series preferred stock, representing 10.8% of such class, and 12,220 shares of our 5% series preferred stock, representing 32.3% of such class. The percent is calculated pursuant to Section 13(d)(4) of the Exchange Act, which excludes from outstanding shares any shares held by us or any of our subsidiaries. If the shares held by Protection One are included in the outstanding shares, Protection One owns 6.5% of our 41/4% series preferred stock, 9.7% of our 41/2% series preferred stock, and 24.4% of our 5% series preferred stock. Under Kansas law, the shares held by Protection One are not entitled to vote as long as Protection One remains our indirect majority owned subsidiary.

Change in Control

    On November 8, 2000, we entered into an agreement with Public Service Company of New Mexico ("PNM") pursuant to which PNM would acquire our electric utility businesses in a stock for stock merger. Under the terms of the agreement, both we and PNM would become subsidiaries of a new holding company, subject to customary closing conditions, including shareholder and regulatory approvals. On January 7, 2002, PNM sent a letter to us purporting to terminate the merger in accordance with the terms of the merger agreement. We have notified PNM that we believe the purported termination of the merger agreement was ineffective and that PNM remains obligated to perform thereunder. Based upon PNM's actions and the related uncertainties, we believe the closing of the proposed merger is not likely to occur.

Security Ownership of Management

    The following information is furnished with respect to each of our current directors and named executive officers individually, and with respect to our current directors and executive officers as a group, as to ownership of shares of our common stock and the common stock of Protection One. The information provided is as of April 16, 2002.

                                        Amount and Nature of                      Amount and Nature of
                                       Beneficial Ownership of    Percentage of Beneficial Ownership of
Name of Beneficial Owner             Western Resources Stock (1)  Ownership (2) Protection One Stock (3)
------------------------             ---------------------------  ------------- ------------------------
Frank J. Becker                                  38,801(4)(5)           --               31,800(4)
Gene A. Budig                                    12,864(5)              --                5,014(6)
Charles Q. Chandler, IV                           3,917(5)              --                3,333(6)
John C. Dicus                                     7,335(5)(7)           --                   --
R.A. Edwards                                      8,169(8)              --                   --
Paul R. Geist                                    34,128(5)              --                6,500
Thomas L. Grennan                                80,761(5)              --                   --
Carl M. Koupal, Jr.                             154,184(5)              --                   --
Douglas T. Lake                                 299,362(5)              --               38,800
Shane A. Mathis                                  57,466(5)              --                   --
John C. Nettels, Jr.                              6,140(5)(8)           --               13,833(6)(9)
Douglas R. Sterbenz                              23,400(5)              --                   --
David C. Wittig                                 807,788(1)(5)(10)      1.1%             237,500(11)
All directors and executive officers
  as a group
  (13 individuals)                            1,545,832(12)            2.2%             336,780(13)

--------
(1)No director or executive officer, except Mr. Wittig, owns any of our equity securities other than our common stock. Includes beneficially owned shares held in employee savings plans and shares deferred under the Long Term Incentive and Share Award Plan, the Stock for Compensation Program and the Outside Directors' Deferred Compensation Plan. Mr. Wittig holds 2,800 shares of our 4.25% series preferred stock indirectly through his sons, 2,400 shares of our 4 1/4% series preferred stock directly, and 1,458 shares of our 4 1/2% series preferred stock directly. The shares of our 4 1/4% series preferred stock and 4 1/2% series preferred stock beneficially owned by Mr. Wittig represent 9.3% and 1.2% of the outstanding shares of each series, respectively.
(2)Percentages are omitted if a person owns less than one percent of the outstanding shares of our common stock. Percentages are calculated excluding shares held by Westar and Protection One.
(3)Each individual and the group owns less than one percent of the outstanding shares of Protection One's common stock. No director or executive officer owns any equity securities of Protection One other than Protection One's common stock.
(4)Includes 2,800 shares of our common stock and 5,000 shares of Protection One common stock held in trusts of which Mr. Becker is a co-trustee with shared voting and investment power and excludes shares held in trust by Douglas County Bank, of which Mr. Becker is a director.
(5)Includes restricted share units as follows: Mr. Becker, 798; Dr. Budig, 798; Mr. Chandler, 798; Mr. Dicus, 498; Mr. Geist, 9,200; Mr. Grennan, 45,300; Mr. Koupal, 151,724; Mr. Lake, 207,999; Mr. Mathis, 36,199; Mr. Nettels, 798; Mr. Sterbenz, 6,970; Mr. Wittig, 412,022; and 13,586 restricted share units granted to one other executive officer in the group.
(6)Includes stock options exercisable currently or within sixty days: Dr. Budig, 1,014 shares; Mr. Chandler, 3,333 shares; and Mr. Nettels, 10,833 shares.
(7)Includes 500 shares held by Mr. Dicus' spouse, not subject to his voting or investment power.
(8)Includes 1,709 shares held by Mr. Edwards' spouse, not subject to his voting or investment power.
(9)Includes 500 shares held in a trust in which Mr. Nettels has shared investment and voting power.

(10)Includes 31,484 shares held by Mr. Wittig's spouse, not subject to his voting or investment power.
(11)Mr. Wittig holds the shares indirectly through his two sons, who each hold 118,750 shares.
(12)Includes shares referred to in items (1), (4), (5), (7), (8) and (10) above.
(13)Includes shares referred to in items (3), (4), (6), (9) and (11) above.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

Transactions with Protection One

  Contribution Agreement

    Pursuant to the Contribution Agreement between Protection One and us dated July 30, 1997, we contributed our monitored security businesses to Protection One and acquired an ownership interest in Protection One. As a result, we owned, through Westar, approximately 85% of Protection One's common stock at December 31, 1997.

    The Contribution Agreement provided that during the 10-year period following November 24, 1997, a merger or a sale of all or substantially all of Protection One's assets involving us or any affiliate of us generally will require the prior approval of a majority of the "Independent Directors" (as defined in the Contribution Agreement), and we may not acquire beneficial ownership of more than 85% of Protection One's outstanding shares of Common Stock or other voting securities except under specified circumstances and subject to specified limitations. On June 2001, Protection One's "Continuing Directors" (as defined in the Contribution Agreement), approved an amendment to the Contribution Agreement which permits our beneficial ownership of Protection One's outstanding common stock to exceed 85% provided that our beneficial ownership on a fully diluted basis does not exceed 81% of the outstanding shares. On March 18, 2002, Protection One's "Continuing Directors" approved a waiver of the ownership limitation for the period March 11, 2002 through July 1, 2002. As of December 31, 2001, the shares of Protection One common stock owned by Westar represented approximately 88% of the outstanding shares on a non-diluted basis.

    On October 18, 2001, Protection One's "Continuing Directors" approved an amendment to the Contribution Agreement that decreased the size of its Board of Directors and modified the persons for whom we have agreed to vote our shares in the election of directors. As a result of the amendment, so long as we directly or indirectly own more than 50% of the outstanding shares of Protection One's common stock, Protection One's Board of Directors will have not less than nine nor more than twelve directors, and we will vote all such shares we own to elect as directors one individual selected by us from Protection One's executive officers, at least three "Independent Directors" (as defined in the Contribution Agreement) and the number of additional individuals nominated by us to fill the remaining positions on the Board of Directors.

  Service Agreement

    Protection One is a party to a service agreement with us. Pursuant to this agreement, we provide administrative services including accounting, tax, audit, human resources, legal, facilities and technology services. Protection One incurred charges of approximately $8.1 million for the year ended December 31, 2001. These charges were based upon various hourly charges, negotiated fees and out-of-pocket expenses. At December 31, 2001, Protection One had a net intercompany balance due to us of approximately $1.7 million for these services.

  Tax Sharing Agreement

    We have a tax sharing agreement with Protection One. This pro rata tax sharing agreement allows Protection One to be reimbursed for current tax benefits utilized in our consolidated tax return. We and Protection One are eligible to file on a consolidated basis for tax purposes as long as we maintain an 80% ownership interest in Protection One. In 2001, we reimbursed Protection One $11.8 million for tax year 2001 and $7.4 million for tax year 2000 for the tax benefit.

    At December 31, 2001, we had a payable balance to Protection One of $1.7 million, which reflected the balance of the estimated tax benefit to be utilized by us in our 2001 consolidated income tax return less an estimated amount for alternative minimum tax carry forwards. We paid this amount to Protection One in February 2002.

  Office Space

    Protection One leases office space from us in our general offices in Topeka and Wichita, Kansas. During 2001, we billed Protection One approximately $546,459 for office space.

    During the fourth quarter of 2001, Kansas Gas and Electric Company ("KGE"), our wholly owned subsidiary, entered into an option agreement to sell an office building located in downtown Wichita, Kansas, to Protection One. Protection One paid KGE approximately $0.5 million pursuant to this agreement. The sales price was determined by management based on three independent appraisers' findings.

  Purchases of Securities

    In the latter part of 2001 through March 15, 2002, Protection One purchased in the open market 27,495 shares of our preferred stock for approximately $1.7 million, 13,300 shares of our Quarterly Income Preferred Securities for approximately $0.3 million, approximately $9.7 million of our 6.25% Put/Call Notes (the "6.25% Notes"), approximately $0.1 million in ONEOK common stock and approximately $3.0 million of our common stock. In March 2002, we purchased the ONEOK stock, the 6.25% Notes and the Quarterly Income Preferred Securities from Protection One for approximately $9.8 million.

Transactions with Westar

    We had a payable to Westar of approximately $67.7 million at December 31, 2001 on which we paid interest at the rate of 8.5% per annum. On February 28, 2001, Westar converted $350.0 million of the then outstanding payable balance into approximately 14.4 million shares of our common stock, representing 16.9% of our outstanding common stock after conversion. These shares are reflected as treasury stock in our consolidated balance sheets. During the first quarter of 2002, we repaid the remaining balance owed to Westar. The proceeds were used by Westar to purchase our outstanding debt in the open market.

    We have submitted a financial plan to the Kansas Corporation Commission ("KCC"). If the KCC approves our financial plan, at the closing of the proposed rights offering we would enter into an option agreement that grants Westar an option to purchase the stock of Westar Generating, Inc., a wholly owned subsidiary that owns our interest in the State Line generating facility. The option would be exercisable at any time during the three year period following execution of the agreement, subject to extension for two additional one year periods. The option price is based on net book value at the time of exercise. The option would be exercisable only if Westar is unable to obtain a permanent exemption from registration under the Investment Company Act of 1940.

    If the KCC approves our financial plan, Westar may extend loans, or guarantee payment of loans being extended by a bank or other lender, in an aggregate amount not to exceed $20 million for the purchase of shares of its common stock upon the exercise of rights by its officers and directors and certain of our officers and directors.

Transactions Between Westar and Our Subsidiaries

  Protection One Credit Facility

    Westar is the lender under Protection One's senior credit facility. Protection One had outstanding borrowings under the facility of $137.5 million as of December 31, 2001. Protection One accrued interest expense of $10.5 million and made interest payments of $10.4 million on borrowings under the facility for the year ended December 31, 2001.

    In the second quarter of 2001, Protection One requested and Westar agreed to modifications to the facility which excluded from EBITDA the costs associated with certain work force reductions and office consolidations resulting in expenses that otherwise would have resulted in the violation of certain financial covenants. In addition, the leverage ratio was amended to increase the maximum ratio to 5.75 to 1.0 and the interest coverage ratio was amended to decrease the minimum ratio to 2.1 to 1.0.

    On November 1, 2001, the facility was amended to, among other things, extend the maturity date to January 3, 2003. On March 25, 2002, the facility was further amended to increase the amount of the facility to $180 million. As of April 19, 2002, approximately $142.5 million was drawn under the facility.

  Purchases of Securities

    During 2001, Protection One purchased 16,101,892 shares of its common stock from Westar at then current market prices for $19.5 million.

    In 2001, Protection One purchased from Westar $93.7 million face value of Protection One bonds at their market value of $61.8 million. The prices paid by Protection One for the debt securities were established by the board of directors of Protection One so as not to exceed the ten day average of the market price for such securities as quoted by a reputable New York broker who makes a market in the debt securities. Protection One relied on these quotes in order to meet the guidelines set by the Protection One board of directors in establishing the purchase prices.

    In 2001, Protection One purchased 1,696 shares of our preferred stock from Westar for $0.1 million. In March 2002, Protection One purchased from Westar approximately $8.3 million face amount of Protection One's Senior Subordinated Discount Notes for approximately $7.5 million and $6.5 million face amount of Protection One's Senior Subordinated Notes for approximately $4.5 million.

  Other Transactions

    On November 1, 2001, Protection One entered into an agreement pursuant to which it will pay to Westar, beginning with the quarter ending March 31, 2002, a fee for financial advisory and management services, payable quarterly, equal to 0.125% of Protection One's consolidated total assets at the end of each quarter. This agreement entitles Protection One, at its option, to aviation services from Westar Aviation, Inc. ("Westar Aviation"), a wholly owned subsidiary of Westar. This agreement was approved by the independent members of Protection One's board of directors.

    Protection One compensates Westar Aviation for the use of corporate aircraft. During 2001, Westar Aviation billed Protection One approximately $0.6 million for aircraft use.

Loans to Officers

    In 2001, our Board of Directors approved stock ownership target levels for officers and other members of senior management. In December 2001, our Board of Directors also approved a loan program to assist officers in meeting their target levels. Pursuant to the program, each officer can borrow from us an amount up to one to three times the maximum base salary for his or her respective pay grade to purchase shares of our common stock in the market. Each loan has a term of three years, has a variable interest rate equal to our short term borrowing rate, requires quarterly interest payments and requires payment in full at maturity. The loans are unsecured. In 2001, the following named executive officers had loans outstanding under the program with the indicated highest amount outstanding during the year: Mr. Lake, $1,000,000; Mr. Mathis, $300,000; and Mr. Geist, $300,000. At April 29, 2002, the loans had the same outstanding balances, except that the outstanding balance of the loan to Mr. Geist was $400,000.

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

                                       WESTERN RESOURCES, INC.


Date: April 30, 2002                    By:           /s/ Paul R. Geist
                                           -------------------------------------
                                                        Paul R. Geist,
                                                    Senior Vice President,
                                           Chief Financial Officer and Treasurer

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature                         Title                       Date
          ---------                         -----                       ----

    /s/ DAVID C. WITTIG       Chairman of the Board, President    April 30, 2002
---------------------------     and Chief Executive Officer
     (David C. Wittig)        (Principal Executive Officer)


     /s/ PAUL R. GEIST        Senior Vice President, Chief        April 30, 2002
---------------------------     Financial Officer and Treasurer
      (Paul R. Geist)         (Principal Financial and
                                Accounting Officer)


    /s/ FRANK J. BECKER       Director                            April 30, 2002
---------------------------
     (Frank J. Becker)


     /s/ GENE A. BUDIG        Director                            April 30, 2002
---------------------------
      (Gene A. Budig)


/s/ CHARLES Q. CHANDLER, IV   Director                            April 30, 2002
---------------------------
 (Charles Q. Chandler, IV)


     /s/ JOHN C. DICUS        Director                            April 30, 2002
---------------------------
      (John C. Dicus)


     /s/ R. A. EDWARDS        Director                            April 30, 2002
---------------------------
      (R. A. Edwards)


    /s/ DOUGLAS T. LAKE       Director                            April 30, 2002
---------------------------
     (Douglas T. Lake)


 /s/ JOHN C. NETTLES, JR.     Director                            April 30, 2002
---------------------------
  (John C. Nettles, Jr.)