Form 10-Q
period 2002-03-31
WESTERN RESOURCES INC /KS
filed 2002-05-15
CIK 54507

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from         to
                                             --------  ---------

                          Commission File Number 1-3523
                                                 ------

                             Western Resources, Inc.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                            Kansas                                                                48-0290150
--------------------------------------------------------------                   ---------------------------------------
(State or other jurisdiction of incorporation or organization)                   (I.R.S. Employer Identification Number)

                                                         818 South Kansas Avenue
                                                          Topeka, Kansas 66612
                                                             (785) 575-6300
     --------------------------------------------------------------------------------------------------------------------
     (Address, including Zip code and telephone number, including area code, of registrant's principal executive offices)

                                                      ---------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Common Stock, par value $5.00 per share           71,729,989 Shares
     ---------------------------------------     ----------------------------
                     (Class)                     (Outstanding at May 8, 2002)

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I. Financial Information

     Item 1. Financial Statements

             Consolidated Balance Sheets.................................     4

             Consolidated Statements of Income (Loss)....................     5

             Consolidated Statements of Comprehensive Income (Loss)......     6

             Consolidated Statements of Cash Flows.......................     7

             Notes to Consolidated Financial Statements..................     8

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations ..................................    18

     Item 3. Quantitative and Qualitative Disclosures About Market Risk .    32


PART II. Other Information

     Item 1. Legal Proceedings...........................................    33

     Item 2. Changes in Securities and Use of Proceeds...................    34

     Item 3. Defaults Upon Senior Securities.............................    34

     Item 4. Submission of Matters to a Vote of Security Holders.........    34

     Item 5. Other Information...........................................    34

     Item 6. Exhibits and Reports on Form 8-K............................    34


Signature................................................................    35

                           FORWARD-LOOKING STATEMENTS

     Certain matters discussed in this Form 10-Q are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we "believe," "anticipate," "expect," or words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning:
     .    capital expenditures,
     .    earnings,
     .    liquidity and capital resources,
     .    litigation,
     .    possible corporate restructurings, mergers, acquisitions and dispositions,
     .    compliance with debt and other restrictive covenants,
     .    interest and dividends,
     . Protection One, Inc.'s financial condition and its impact on our consolidated results,
     .    impairment charges recorded during the first quarter of 2002,
     .    environmental matters,
     .    nuclear operations,
     . ability to enter new markets successfully and capitalize on growth opportunities in non-regulated businesses,
     .    events in foreign markets in which investments have been made and
     .    the overall economy of our service area.

     What happens in each case could vary materially from what we expect because of such things as:
     .    electric utility deregulation,
     . ongoing municipal, state and federal activities, such as the Wichita municipalization effort,
     .    future economic conditions,
     .    changes in accounting requirements and other accounting matters,
     .    changing weather,
     . rate and other regulatory matters, including the impact of (i) the Kansas Corporation Commission's order to reduce our rates issued on July 25, 2001, (ii) the Kansas Corporation Commission's order issued July 20, 2001 and related proceedings, with respect to the proposed separation of Western Resources, Inc.'s electric utility businesses from Westar Industries, Inc., and (iii) the Kansas Corporation Commission's recent comments and orders relating to our Federal Energy Regulatory Commission financing authority,
     . the impact on our service territory of the September 11, 2001 terrorist attacks,
     . the impact of Enron Corp.'s bankruptcy on the market for trading wholesale electricity,
     .    political, legislative and regulatory developments,
     .    amendments or revisions to our current business and financial plans,
     . the consummation of the acquisition of the electric operations of Western Resources, Inc. by Public Service Company of New Mexico and related litigation,
     .    regulatory, legislative and judicial actions,
     .    regulated and competitive markets and
     .    other circumstances affecting anticipated operations, sales and costs.

     These lists are not all-inclusive because it is not possible to predict all possible factors.

     See "Item 1. Business - Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2001, for additional information on matters that could impact our expectations. Any forward-looking statement speaks only as of the date such statement was made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made.

                             WESTERN RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                 March 31,    December 31,
                                                                                   2002           2001
                                                                                -----------   ------------
                                                                                (Unaudited)
                                      ASSETS
CURRENT ASSETS:
    Cash and cash equivalents.................................................  $   93,620     $   96,691
    Restricted cash...........................................................      19,627         14,795
    Accounts receivable, net..................................................     102,209        112,864
    Inventories and supplies, net.............................................     147,610        145,099
    Energy trading contracts..................................................     110,507         71,421
    Deferred tax assets.......................................................       8,305         27,817
    Prepaid expenses and other................................................      28,844         41,331
                                                                                ----------     ----------
         Total Current Assets.................................................     510,722        510,018
                                                                                ----------     ----------
PROPERTY, PLANT AND EQUIPMENT, NET............................................   4,021,097      4,042,852
                                                                                ----------     ----------
OTHER ASSETS:
    Restricted cash...........................................................      35,072         38,515
    Investment in ONEOK.......................................................     603,551        598,929
    Customer accounts, net....................................................     485,230        830,708
    Goodwill, net.............................................................     305,415        884,786
    Regulatory assets.........................................................     354,511        358,025
    Energy trading contracts..................................................      19,929         15,247
    Other.....................................................................     254,725        233,985
                                                                                ----------     ----------
         Total Other Assets...................................................   2,058,433      2,960,195
                                                                                ----------     ----------
TOTAL ASSETS..................................................................  $6,590,252     $7,513,065
                                                                                ==========     ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt......................................    $661,482     $  160,576
    Short-term debt...........................................................     397,700        222,300
    Accounts payable..........................................................     123,830        125,285
    Accrued liabilities.......................................................     175,931        181,671
    Accrued income taxes......................................................      23,852         39,770
    Deferred security revenues................................................      47,201         48,461
    Energy trading contracts..................................................      94,416         67,859
    Other.....................................................................      56,558         57,459
                                                                                ----------     ----------
         Total Current Liabilities............................................   1,580,970        903,381
                                                                                ----------     ----------
LONG-TERM LIABILITIES:
    Long-term debt, net.......................................................   2,301,186      2,978,382
    Western Resources obligated mandatorily redeemable preferred securities
      of subsidiary trusts holding solely company subordinated debentures.....     219,668        220,000
    Deferred income taxes and investment tax credits..........................     750,389        924,178
    Minority interests........................................................      82,395        166,850
    Deferred gain from sale-leaseback.........................................     171,509        174,466
    Energy trading contracts..................................................      13,470         16,500
    Other.....................................................................     282,214        285,247
                                                                                ----------     ----------
         Total Long-Term Liabilities..........................................   3,820,831      4,765,623
                                                                                ----------     ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Cumulative preferred stock, par value $100 per share;
      authorized 600,000 shares; issued 248,576 shares; outstanding
      219,385 shares and 239,364 shares, respectively.........................      21,939         23,936
    Common stock, par value $5 per share; authorized 150,000,000 shares;
      issued 86,923,632 shares and 86,205,417 shares, respectively............     434,618        431,027
    Paid-in capital...........................................................   1,203,329      1,196,763
    Unearned compensation.....................................................     (20,865)       (21,920)
    Loans to officers.........................................................      (2,095)        (1,973)
    Retained earnings.........................................................     (67,092)       606,502
    Treasury stock, at cost, 15,494,755 and 15,097,987 shares, respectively...    (371,535)      (364,901)
    Accumulated other comprehensive loss, net.................................      (9,848)       (25,373)
                                                                                ----------     ----------
         Total Shareholders' Equity...........................................   1,188,451      1,844,061
                                                                                ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....................................  $6,590,252     $7,513,065
                                                                                ==========     ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                             WESTERN RESOURCES, INC.

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                --------------------------
                                                                                    2002           2001
                                                                                -----------    -----------
SALES:
   Energy....................................................................   $   412,281    $   446,018
   Monitored Services........................................................        89,960        114,723
                                                                                -----------    -----------
          Total Sales........................................................       502,241        560,741
                                                                                -----------    -----------
COST OF SALES:
   Energy....................................................................       183,738        228,780
   Monitored Services........................................................        29,685         40,824
                                                                                -----------    -----------
          Total Cost of Sales................................................       213,423        269,604
                                                                                -----------    -----------
GROSS PROFIT.................................................................       288,818        291,137
                                                                                -----------    -----------
OPERATING EXPENSES:
   Operating and maintenance.................................................        93,389         92,683
   Depreciation and amortization.............................................        74,917        102,486
   Selling, general and administrative.......................................        99,123         78,874
   Loss on impairment of customer accounts...................................       334,064             --
                                                                                -----------    -----------
          Total Operating Expenses...........................................       601,493        274,043
                                                                                -----------    -----------
INCOME (LOSS) FROM OPERATIONS................................................      (312,675)        17,094
                                                                                -----------    -----------
OTHER INCOME (EXPENSE):
   Investment earnings.......................................................        32,708         13,265
   Minority interests........................................................        83,323          1,271
   Other.....................................................................        (4,599)        (3,155)
                                                                                -----------    -----------
          Total Other Income ................................................       111,432         11,381
                                                                                -----------    -----------
EARNINGS (LOSSES) BEFORE INTEREST AND TAXES..................................      (201,243)        28,475
                                                                                -----------    -----------
INTEREST EXPENSE:
   Interest expense on long-term debt........................................        50,458         55,745
   Interest expense on short-term debt and other.............................        11,425         10,956
                                                                                -----------    -----------
          Total Interest Expense.............................................        61,883         66,701
                                                                                -----------    -----------
LOSSES BEFORE INCOME TAXES...................................................      (263,126)       (38,226)

Income tax benefit...........................................................      (125,899)       (19,039)
                                                                                -----------    -----------
NET LOSS BEFORE EXTRAORDINARY GAIN AND ACCOUNTING CHANGE.....................      (137,227)       (19,187)

Extraordinary gain, net of tax of $3,725 and $2,662, respectively............         6,463          4,943
Cumulative effect of accounting change, net of tax of $57,381 and $12,347,
   respectively..............................................................      (521,644)        18,694
                                                                                -----------    -----------
NET INCOME (LOSS)............................................................      (652,408)         4,450
                                                                                -----------    -----------

PREFERRED STOCK:
   Gain on reacquired preferred stock........................................           465             --
   Preferred dividends.......................................................          (249)          (282)
                                                                                -----------    -----------
          Total change in preferred stock....................................           216           (282)
                                                                                -----------    -----------
EARNINGS (LOSSES) AVAILABLE FOR COMMON STOCK.................................   $  (652,192)   $     4,168
                                                                                ===========    ===========

Average common shares outstanding............................................    71,368,922     70,359,298

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING:
   Basic and diluted earnings (losses) available before extraordinary
     gain and accounting change..............................................   $     (1.92)   $     (0.28)
   Extraordinary gain, net of tax............................................          0.09           0.07
   Accounting change, net of tax.............................................         (7.31)          0.27
                                                                                -----------    -----------
   Basic and diluted earnings (losses) available after extraordinary
     gain and accounting change..............................................   $     (9.14)   $      0.06
                                                                                ===========    ===========

DIVIDENDS DECLARED PER COMMON SHARE..........................................   $      0.30    $      0.30

        The accompanying notes are an integral part of these consolidated financial statements.

                             WESTERN RESOURCES, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                   Three Months Ended March 31,
                                                              --------------------------------------
                                                                     2002                2001
                                                              -------------------   ----------------
NET INCOME (LOSS)..........................................             $(652,408)           $ 4,450
                                                                        ---------            -------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
    Unrealized holding losses on marketable securities
      arising during the period............................   $    --               $ (243)
    Adjustment for losses included in net income...........        --          --    1,861     1,618
                                                              -------               ------

    Unrealized holding gains on cash flow hedges
      arising during the period............................    22,205                   --
    Adjustment for losses included in net income...........       964      23,169       --        --
                                                              -------               ------

    Foreign currency translation adjustment................                   445             (2,745)
    Income tax expense.....................................                (8,089)              (693)
                                                                        ---------            -------
       Total other comprehensive gain (loss), net of tax...                15,525             (1,820)
                                                                        ---------            -------

COMPREHENSIVE INCOME (LOSS)................................             $(636,883)           $ 2,630
                                                                        =========            =======

        The accompanying notes are an integral part of these consolidated financial statements.

                             WESTERN RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                          2002       2001
                                                                                       ---------   --------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
    Net income (loss)...........................................................       $(652,408)  $  4,450
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Extraordinary gain..........................................................          (6,463)    (4,943)
    Cumulative effect of accounting change......................................         521,644    (18,694)
    Depreciation and amortization...............................................          74,917    102,486
    Amortization of deferred gain from sale-leaseback...........................          (2,957)    (2,957)
    Net changes in energy trading assets and liabilities........................            (244)    (5,379)
    Equity in earnings from investments.........................................          (4,529)    (4,157)
    Loss on impairment of customer accounts.....................................         334,064         --
    Minority interests..........................................................         (83,323)     1,271
    Accretion of discount note interest.........................................            (120)      (352)
    Net deferred taxes..........................................................        (109,016)      (904)
    Changes in working capital items, net of acquisitions and dispositions:
       Restricted cash..........................................................          (4,833)     1,228
       Accounts receivable, net.................................................            (261)    60,825
       Inventories and supplies, net............................................          (2,511)    (6,034)
       Prepaid expenses and other...............................................          11,619      7,685
       Accounts payable.........................................................          (1,455)   (36,553)
       Accrued liabilities......................................................          (5,740)   (18,601)
       Accrued income taxes.....................................................         (15,918)   (20,869)
       Deferred security revenues...............................................          (1,260)     4,087
    Changes in other assets and liabilities.....................................         (33,858)    (3,741)
                                                                                       ---------   --------
              Cash flows from operating activities..............................          17,348     58,848
                                                                                       ---------   --------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
    Additions to property, plant and equipment, net.............................         (32,004)   (63,130)
    Customer account acquisitions...............................................          (8,477)    (8,906)
    Proceeds from other investments.............................................          28,283      2,008
                                                                                       ---------   --------
              Cash flows used in investing activities...........................         (12,198)   (70,028)
                                                                                       ---------   --------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
    Short-term debt, net........................................................         175,400     42,530
    Proceeds of long-term debt..................................................           8,420      8,632
    Retirements of long-term debt...............................................        (171,630)   (19,067)
    Retirement of Western Resources obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company
       subordinated debentures..................................................            (257)        --
    Issuance of officer loans...................................................            (100)        --
    Issuance of common stock, net...............................................           4,849      9,902
    Cash dividends paid.........................................................         (21,530)   (25,401)
    Preferred stock redemption..................................................          (1,253)        --
    Acquisition of treasury stock...............................................          (2,120)        --
                                                                                       ---------   --------
              Cash flows from (used in) financing activities....................          (8,221)    16,596
                                                                                       ---------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................          (3,071)     5,416

CASH AND CASH EQUIVALENTS:
    Beginning of period.........................................................          96,691      8,762
                                                                                       ---------   --------
    End of period...............................................................       $  93,620   $ 14,178
                                                                                       =========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    CASH PAID FOR:
    Interest on financing activities, net of amount capitalized...........             $  89,015   $ 92,782
    Income taxes..........................................................             $      --   $  4,000

        The accompanying notes are an integral part of these consolidated financial statements.

                             WESTERN RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

1.   DESCRIPTION OF BUSINESS

     Western Resources, Inc. is a publicly traded consumer services company incorporated in 1924 in the State of Kansas. Unless the context otherwise indicates, all references on this Form 10-Q to "the company," "Western Resources," "we," "us," "our" or similar words are to Western Resources, Inc., and its consolidated subsidiaries. We provide electric generation, transmission and distribution services to approximately 644,000 customers in Kansas and monitored security services to more than 1.2 million customers in North America and Europe. ONEOK, Inc. (ONEOK), in which we have an approximate 45% ownership interest, provides natural gas transmission and distribution services to approximately 1.4 million customers in Oklahoma and Kansas.

     We and Kansas Gas and Electric Company (KGE), a wholly owned subsidiary, provide rate-regulated electric service using the name Westar Energy. KGE owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek Generating Station (Wolf Creek).

     Westar Industries, Inc. (Westar Industries), our wholly owned subsidiary, owns our interests in Protection One, Inc. (Protection One), Protection One Europe, ONEOK and other non-utility businesses. Protection One, a publicly traded, approximately 88%-owned subsidiary, and Protection One Europe provide monitored security services. Protection One Europe refers collectively to Protection One International, Inc., a wholly owned subsidiary of Westar Industries, and its subsidiaries, including a French subsidiary in which it owns approximately a 99.8% interest.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Use of Management's Estimates

     The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. In management's opinion, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.

Cumulative Effects of Accounting Changes

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Accounting for Goodwill and Other Intangible Assets." See Note 3 below for the cumulative effect of this adoption.

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

     Prior to January 1, 2001, gains and losses on our derivatives used for managing commodity price risk were deferred until settlement. These derivatives were not designated as hedges under SFAS No. 133. Accordingly, on January 1, 2001, we recognized an unrealized gain of $18.7 million, net of $12.3 million of tax. This gain is presented on our consolidated statement of income in our Annual Report on Form 10-K for the year ended December 31, 2001 as a cumulative effect of a change in accounting principle.

     After January 1, 2001, changes in fair value of all derivative instruments used for managing commodity price risk that are not designated as hedges are recognized in revenue as discussed in Note 2 of the "Notes to Consolidated Financial Statements" in our Annual Report on Form 10-K for the year ended December 31, 2001. Accounting for derivatives under SFAS No. 133 will increase volatility of our future earnings.

Reclassifications

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

     SFAS No. 144 establishes a new approach to determining whether our customer account asset is impaired. The approach no longer permits us to evaluate our customer account asset for impairment based on the net undiscounted cash flow stream obtained over the remaining life of the goodwill associated with the customer accounts being evaluated. Rather, the cash flow stream to be used under SFAS No. 144 is limited to the future estimated undiscounted cash flows from existing customer accounts. Additionally, the new rule no longer permits us to include estimated cash flows from forecasted customer additions. If the undiscounted cash flow stream from existing customer accounts is less than the combined book value of customer accounts and goodwill, an impairment charge is required.

     The new rule substantially reduces the net undiscounted cash flows used for impairment evaluation purposes as compared to the previous accounting rules. The undiscounted cash flow stream has been reduced from the 16-year remaining life of the goodwill to the remaining life of customer accounts for impairment evaluation purposes and does not include estimated cash flows from forecasted customer additions.

     To implement the new standards, an independent appraisal firm was engaged to help management estimate the fair values of goodwill and customer accounts. Based on this analysis completed during the first quarter of 2002, we recorded a non-cash charge of approximately $656.8 million, net of tax, of which $466.3 million is related to goodwill and $190.5 million is related to customer accounts. The charge is detailed as follows:

                                       Impairment of     Impairment of
                                         Goodwill      Customer Accounts     Total
                                       -------------   -----------------   ---------
                                                        (In Thousands)
Protection One......................     $498,921          $334,064        $ 832,985
Protection One Europe...............       80,104                --           80,104
                                         --------          --------        ---------
    Total pre-tax impairment........     $579,025          $334,064          913,089
                                         ========          ========
Income tax benefit..................                                        (173,650)
Minority interest ownership.........                                         (82,615)
                                                                           ---------
    Total charge, net of tax........                                       $ 656,824
                                                                           =========

     The impairment charge for goodwill is reflected in our consolidated statement of income as a cumulative effect of a change in accounting principle. The impairment charge for customer accounts is reflected in our consolidated statement of income as an operating expense. These impairment charges reduce the recorded value of these assets to their estimated fair values at January 1, 2002.

     We are no longer permitted to amortize goodwill to income because of the adoption of the new goodwill standard. The following table shows our results for the three months ended March 31, 2001, calculated using the new accounting standard for goodwill, compared to our results for the same period of 2002.

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                              2002       2001
                                                           ---------   -------
                                                  (In Thousands, Except Per Share Amounts)
   Reported earnings (losses) available for
     common stock..............................            $(652,192)  $ 4,168
   Add back:  Goodwill amortization............                   --    14,418
                                                           ---------   -------
   Adjusted earnings (losses) available for
     common stock..............................            $(652,192)  $18,586
                                                           =========   =======

Basic and diluted earnings per share:
   Reported earnings (losses) available for
     common stock..............................            $   (9.14)  $  0.06
   Add back:  Goodwill amortization............                   --      0.20
                                                           ---------   -------
   Adjusted earnings (losses) available for
     common stock..............................            $   (9.14)  $  0.26
                                                           =========   =======

     We recorded approximately $22.7 million of customer account amortization expense during the three months ended March 31, 2002 and $38.7 million during the same period of 2001. Customer account amortization expense is reduced primarily as a result of the impairment charge that reduced our customer account balance.

     We will be required to perform impairment tests for long-lived assets prospectively for our monitored services segment as long as it continues to incur recurring losses or for other matters that may negatively impact its businesses. Goodwill will be required to be tested each year for impairment. Declines in market values of our monitored services businesses or the value of customer accounts that may be incurred prospectively may require additional impairment charges in the future, which could be material.

4.   CHANGE IN ESTIMATE OF CUSTOMER LIFE

     During the first quarter of 2002, Protection One evaluated the estimated life and amortization rates for customer accounts, given the results of a lifing study performed by a third party appraisal firm in the first quarter of 2002. The lifing study showed a deterioration in the average remaining life of customer accounts. Protection One's management determined it was appropriate, given the results of the lifing study, to adjust the rate of amortization on customer accounts for its North America and Multifamily customer pools. In the first quarter of 2002, Protection One changed its amortization rate for its North America pool to a 10-year 135% declining balance method from a 10-year 130% declining balance method. For the Multifamily pool, Protection One reduced its estimated customer life from 10 to 9 years and will continue to amortize on a straight-line basis. We account for these amortization changes prospectively as a change in estimate. These changes in estimates increased amortization expense for the three months ended March 31, 2002 on a pre-tax basis by approximately $0.3 million. The change in estimate had no impact on reported earnings per share.

5.   RATE MATTERS AND REGULATION

KCC Rate Proceedings

     On November 27, 2000, we and KGE filed applications with the Kansas Corporation Commission (KCC) for an increase in retail rates. On July 25, 2001, the KCC ordered an annual reduction in our combined electric rates of $22.7 million, consisting of a $41.2 million reduction in KGE's rates and an $18.5 million increase in our rates.

     On August 9, 2001, we and KGE filed petitions with the KCC requesting reconsideration of the July 25, 2001 order. The petitions specifically asked for reconsideration of changes in depreciation, reductions in rate base related to deferred income taxes associated with the KGE acquisition premium and a deferred gain on the sale and leaseback of our LaCygne 2 generating unit, wholesale revenue imputation and several other issues. On September 5, 2001, the KCC issued an order in response to our motions for reconsideration that increased our rates by an additional $7.0 million. The $41.2 million rate reduction in KGE's rates remained unchanged. This resulted in the total company rate decrease of $15.7 million. On November 9, 2001, we filed an appeal of the KCC decisions with the Kansas Court of Appeals in an action captioned "Western Resources, Inc. and Kansas Gas and Electric Company vs. The State Corporation Commission of the State of Kansas." On March 8, 2002, the Court of Appeals upheld the KCC orders. On April 8, 2002, we filed a petition for review of the decision of the Court of Appeals with the Kansas Supreme Court, which has discretion to decide whether to hear this matter. We petitioned the court to review the KCC's rulings related to deferred income taxes associated with the KGE acquisition premium and a deferred gain on the sale and leaseback of our LaCygne 2 generating unit. We can give no assurance that the Kansas Supreme Court will accept our petition for review and there is no time limit for action by the Kansas Supreme Court.

KCC Investigation and Order

     See Note 6 for a discussion of the order issued by the KCC on July 20, 2001 in the KCC's docket investigating the proposed separation of our electric utility businesses from our non-utility businesses and other aspects of our unregulated businesses.

FERC Proceeding

     Our wholly owned subsidiary, Westar Generating, Inc. (Westar Generating), owns our interest in the State Line generating facility. We purchase Westar Generating's share of the power generated by State Line. The Federal Energy Regulatory Commission (FERC) has jurisdiction over the establishment of the rate at which we buy power from Westar Generating. We have reached a settlement in principle with the FERC staff and the KCC, the only active parties in this proceeding. We expect to file a Stipulation and Agreement in the near future.

6.   SPLIT-OFF OF WESTAR INDUSTRIES

KCC Proceedings and Orders

     The merger with Public Service Company of New Mexico (PNM) contemplated the completion of a rights offering for shares of Westar Industries prior to closing. On May 8, 2001, the KCC opened an investigation of the proposed separation of our electric utility businesses from our non-utility businesses, including the rights offering, and other aspects of our unregulated businesses. The order opening the investigation indicated that the investigation would focus on whether the separation and other transactions involving our unregulated businesses are consistent with our obligation to provide efficient and sufficient electric service at just and reasonable rates to our electric utility customers. The KCC staff was directed to investigate, among other matters, the basis for and the effect of the Asset Allocation and Separation Agreement we entered into with Westar Industries in connection with the proposed separation and the intercompany payable owed by us to Westar Industries, the separation of Westar Industries, the effect of the business difficulties faced by our unregulated businesses and whether they should continue to be affiliated with our electric utility business, and our present and prospective capital structures. On May 22, 2001, the KCC issued an order nullifying the Asset Allocation and Separation Agreement, prohibiting Westar Industries and us from taking any action to complete the rights offering for common stock of Westar Industries, which was to be a first step in the separation, and scheduling a hearing to consider whether to make the order permanent.

     On July 20, 2001, the KCC issued an order that, among other things: (1) confirmed its May 22, 2001 order prohibiting us and Westar Industries from taking any action to complete the proposed rights offering and nullifying the Asset Allocation and Separation Agreement; (2) directed us and Westar Industries not to take any action or enter into any agreement not related to normal utility operations that would directly or indirectly increase the share of debt in our capital structure applicable to our electric utility operations, which has the effect of prohibiting us from borrowing to make a loan or capital contribution to Westar Industries; and (3) directed us to present a financial plan consistent with parameters established by the KCC's order to restore financial health, achieve a balanced capital structure and protect ratepayers from the risks of our non-utility businesses. In its order, the KCC also acknowledged that we are currently operating efficiently and at reasonable cost and stated that it was not disapproving the PNM transaction or a split-off of Westar Industries. We appealed the orders issued by the KCC to the District Court of Shawnee County, Kansas. On February 5, 2002, the District Court issued a decision finding that the KCC orders were not final orders and that the District Court lacked jurisdiction to consider the appeal. Accordingly, the matter was remanded to the KCC for review of the financial plan.

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

     On March 26, 2002, the KCC issued an order in which it acknowledged that our FERC filings technically did not violate the July 20, 2001 KCC order. However, the KCC expressed concern that our refinancing plans as described in the FERC filings could, when implemented, increase the share of debt in the capital structure applicable to our electric utility operations. By agreement with the KCC staff and other intervenors, the FERC applications have been amended so that the requested authority is limited to short-term (12 months or less) borrowing authority and, as a result, the KCC's and certain other parties' interventions were withdrawn. We intend to file applications for authority for medium-term financing with the FERC and are unable to predict the extent to which the FERC will incorporate the KCC staff position in orders renewing that borrowing authority, or any resulting impact on our ability to refinance indebtedness maturing in the next several years. However, an inability to refinance existing indebtedness on a secured basis would likely increase our borrowing costs, and any other limitations on our ability to refinance existing debt would adversely affect our results of operations.

The Financial Plan

     The July 20, 2001 KCC order directed us to present a financial plan to the KCC. We presented a financial plan to the KCC on November 6, 2001, which we amended on January 29, 2002. Our financial plan is set forth in full in our Annual Report on Form 10-K for the year ended December 31, 2001 under "Item 1. Business - Significant Business Developments - The Financial Plan." The principal objective of the financial plan is to reduce our total debt as calculated by the KCC to approximately $1.8 billion, a reduction of approximately $1.2 billion. The financial plan contemplates that we will proceed with a rights and warrants offering of Westar Industries common stock to our shareholders and that, in the event that the PNM merger and related split-off do not close, we will use our best efforts to sell our share of Westar Industries common stock, or shares of our common stock, upon the occurrence of certain events. The KCC has scheduled a hearing to begin on July 1, 2002 to review the financial plan. We are unable to predict whether the KCC will approve the financial plan or what other action with respect to the financial plan the KCC may take.

7.   INCOME TAXES

     We have recorded income tax benefits for the interim periods using the effective tax rate method. Under this method, we compute the tax related to year-to-date income, except for significant, unusual or extraordinary items, at an estimated annual effective tax rate. We individually compute and recognize, when the transaction occurs, income tax expense related to significant, unusual or extraordinary items. Our effective income tax benefit for the three months ended March 31, 2002 was 48% compared to 50% for the same period of 2001.

     The difference between our effective tax rate and the statutory rate is primarily attributable to the impairment charge recorded in the first quarter of 2002 and the tax benefit of excluding from taxable income, in accordance with IRS rules, 70% of the dividends received from ONEOK, the income from corporate-owned life insurance and certain expenses for depreciation, amortization and state income taxes. For further information regarding the impairment charge, see Note 3, "Impairment Charge Pursuant to New Accounting Rules."

8.   WORK FORCE REDUCTIONS

     In the first quarter of 2002, we and Protection One reduced our work forces by approximately 600 employees through a voluntary separation program and facility consolidations. We and Protection One recorded a severance charge of approximately $21.9 million, net of tax, in the first quarter of 2002. We may replace some of these employees.

9.   ICE STORM

     In late January 2002, a severe ice storm swept through our utility service area causing extensive damage and loss of power to numerous customers. Through March 31, 2002, we incurred total costs of $16.1 million for restoration costs, a portion of which was capitalized. We have deferred and recorded in other assets on our March 31, 2002 consolidated balance sheet operating costs of approximately $13.1 million. We have received an accounting authority order from the KCC that allows us to accumulate and defer for future recovery all operating costs related to storm restoration. We currently estimate total restoration costs at approximately $18 million, rather than our previously reported estimate of $25 million.

10.  EXTRAORDINARY GAIN ON SECURITIES

     Protection One and our debt securities were repurchased in the open market and extraordinary gains were recognized on the retirement of these debt securities. The extraordinary gain recognized was $6.5 million, net of tax of $3.7 million, during the three months ended March 31, 2002, and $4.9 million, net of tax of $2.7 million, for the same period of 2001.

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This standard limits the income statement classification of gains and losses from extinguishment of debt as extraordinary to those transactions meeting the criteria of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 145 prohibits treating gains and losses associated with extinguishments resulting from a company's risk management strategy as extraordinary. This standard is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. Gains or losses in prior periods that were classified as extraordinary that do not meet the APB Opinion No. 30 criteria will be required to be reclassified. We do not anticipate this pronouncement to have an impact on our earnings or financial condition.

11.  LEGAL PROCEEDINGS

     We, Westar Industries, Protection One, its subsidiary Protection One Alarm Monitoring, Inc. (Protection One Alarm Monitoring) and certain present and former officers and directors of Protection One are defendants in a purported class action litigation pending in the United States District Court for the Central District of California, "Alec Garbini, et al. v. Protection One, Inc., et al.," No. CV 99-3755 DT (RCx). Pursuant to an Order dated August 2, 1999, four pending purported class actions were consolidated into a single action. On February 27, 2001, plaintiffs filed a Third Consolidated Amended Class Action Complaint (Third Amended Complaint). Plaintiffs purported to bring the action on behalf of a class consisting of all purchasers of publicly traded securities of Protection One, including common stock and bonds, during the period of February 10, 1998 through February 2, 2001. The Third Amended Complaint asserted claims under Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 against Protection One, Protection One Alarm Monitoring, and certain present and former officers and directors of Protection One based on allegations that various statements concerning Protection One's financial results and operations for 1997, 1998, 1999 and the first three quarters of 2000 were false and misleading and not in compliance with generally accepted accounting principles. Plaintiffs alleged, among other things, that former employees of Protection One have reported that Protection One lacked adequate internal accounting controls and that certain accounting information was unsupported or manipulated by management in order to avoid disclosure of accurate information. The Third Amended Complaint further asserted claims against us and Westar Industries as controlling persons under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A claim was also asserted under Section 11 of the Securities Act of 1933 against Protection One's auditor, Arthur Andersen LLP. The Third Amended Complaint sought an unspecified amount of compensatory damages and an award of fees and expenses, including attorneys' fees. On June 4, 2001, the District Court (the Court) dismissed plaintiffs' claims under Sections 10(b) and 20(a) of the Securities Exchange Act. The Court granted plaintiffs leave to replead such claims. The Court also dismissed all claims brought on behalf of bondholders with prejudice. The Court also dismissed plaintiffs' claims against Arthur Andersen LLP and the plaintiffs have appealed that dismissal. On February 22, 2002, plaintiffs filed a Fourth Consolidated Amended Class Action Complaint. The new complaint realleges claims on behalf of purchasers of common stock under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The new complaint does not assert any claims against Protection One Alarm Monitoring. On April 5, 2002, we, Protection One and the other defendants filed a motion to dismiss the Fourth Consolidated Amended Class Action Complaint. The motion is scheduled to be heard by the Court on June 10, 2002. Protection One and we cannot predict the impact of this litigation, which could be material.

     On October 12, 2001, PNM filed a lawsuit against us in the Supreme Court of the State of New York. The lawsuit seeks, among other things, declaratory judgment that PNM is not obligated to proceed with the proposed merger based in part upon the KCC orders discussed above and other KCC orders reducing rates for our electric utility business. PNM believes the orders constitute a material adverse effect and make the condition that the split-off of Westar Industries occur prior to closing incapable of satisfaction. PNM also seeks unspecified monetary damages for breach of representation.

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

     PNM responded to our motion by seeking to dismiss or stay our action in favor of its own. On May 2, 2002, the Court granted PNM's motion to dismiss our lawsuit, without prejudice to our assertion of all claims alleged therein as counterclaims in the earlier-filed PNM case, and correspondingly denied our motion to dismiss the earlier-filed PNM lawsuit. On May 10, 2002, PNM served us with an amended complaint in which it added to its prior claims requests for declarations that PNM did not breach the terms of the merger agreement and also alleged additional breaches of representations and warranties on our part.

     We and our subsidiaries are involved in various other legal, environmental and regulatory proceedings. We believe that adequate provision has been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect upon our overall financial position or results of operations. See also Notes 5 and 6 for discussion of FERC proceedings and KCC regulatory proceedings.

12.  RELATED PARTY TRANSACTIONS

     Below we describe significant transactions between us and Westar Industries and other subsidiaries and related parties. We have disclosed significant transactions even if these have been eliminated in the preparation of our consolidated results and financial position since our proposed financial plan, as discussed in Note 6, calls for a split-off of Westar Industries from us to occur in the future. We cannot predict whether the KCC will approve the plan and, if so, whether we will be successful in executing the plan.

Transactions with Westar Industries

     On February 28, 2001, Westar Industries converted $350.0 million of the then outstanding balance of a payable due from us into approximately 14.4 million shares of our common stock, representing 16.9% of our outstanding common stock after conversion. During the first quarter of 2002, we paid the remaining payable balance owed to Westar Industries of approximately $68 million. The proceeds were used by Westar Industries to purchase our outstanding debt in the open market, which we have accounted for as debt extinguishments. At March 31, 2002, Westar Industries owned $109.8 million of our debt securities. Amounts outstanding and interest earned by Westar Industries have been eliminated in our consolidated financial statements. At March 31, 2002, Westar Industries and Protection One owned 15,494,755 shares, or 17.8%, of our outstanding common stock. These shares are reflected as treasury stock in our consolidated balance sheets and are not included in our earnings per share calculation.

Transactions Between Westar Industries and Subsidiaries

   Protection One Credit Facility

     Westar Industries is the lender under Protection One's senior credit facility. On March 25, 2002, Westar Industries and Protection One entered into an amendment to the facility that increased the amount of the facility to $180 million. As of March 31, 2002, approximately $143.5 million was drawn under the facility. Amounts outstanding, accrued interest and facility fees have been eliminated in our consolidated financial statements. The facility currently expires on January 3, 2003.

   Purchases of Securities

     During the three months ended March 31, 2002, Westar Industries purchased $38.5 million face value of Protection One bonds on the open market. We recognized an extraordinary gain from the purchase of Protection One bonds of $4.5 million, net of tax of $2.4 million.

     During the three months ended March 31, 2002, both Westar Industries and Protection One purchased $91.1 million face value of our bonds on the open market. We recognized an extraordinary gain from the purchase of our bonds of $2.0 million, net of tax of $1.3 million.

     During April 2002, we recognized a gain of $4.1 million, net of $2.3 million tax, on the repurchase of Protection One and our bonds.

     During the three months ended March 31, 2002, Protection One purchased approximately $1.2 million of our preferred stock in open market purchases. These purchases have been accounted for as retirements. We recognized a gain on reacquired preferred stock of approximately $0.5 million, net of tax of $0.3 million, for the three months ended March 31, 2002 related to these retirements. From April 1, 2002 through April 30, 2002, Protection One acquired in open market purchases approximately $0.1 million of our preferred securities.

   Services Agreements

     We provide administrative services to Protection One pursuant to services agreements, including accounting, tax, audit, human resources, legal, facilities and technology services. Charges of approximately $1.5 million for the three months ended March 31, 2002 and $2.4 million for the same period of 2001 were incurred by Protection One. We had a net intercompany balance due from Protection One primarily for these services of $0.9 million at March 31, 2002.

     Protection One has entered into an agreement pursuant to which it will pay to Westar Industries, beginning with the quarter ended March 31, 2002, a fee for financial advisory services payable quarterly, equal to 0.125% of its consolidated total assets at the end of each quarter. The agreement also provides access to aviation services at Protection One's option. This agreement was approved by the independent members of Protection One's board of directors. Protection One incurred approximately $1.3 million of expenses in the first quarter of 2002 for the financial advisory fee, which has been eliminated in our consolidated financial statements.

Transactions with Protection One

     During the fourth quarter of 2001, KGE entered into an option agreement to sell an office building located in downtown Wichita, Kansas, to Protection One for approximately $0.5 million. The sales price was determined by management based on three independent appraisers' findings.

Loans to Officers

     During 2001, we extended loans to our officers for the purpose of purchasing shares of our common stock on the open market. The loans are unsecured and contain a variable interest rate that is equal to our short-term borrowing rate. Interest is payable quarterly. The loans mature and become due on December 4, 2004. The balance outstanding at March 31, 2002 was approximately $2.1 million and is classified as a reduction to shareholders' equity in the accompanying consolidated balance sheet. During the first quarter of 2002, we recorded approximately $22,000 in interest income on these notes. The maximum amount of loans authorized is $7.9 million.

13.  SEGMENTS OF BUSINESS

     Our business is segmented based on differences in products and services, production processes and management responsibility.

     Previously, we had identified five reportable segments: Fossil Generation, Nuclear Generation, Customer Operations, Monitored Services and Other. We now have three reportable segments: Electric Utility, Monitored Services and Other. Electric Utility consists of our integrated electric utility operations doing business as Westar Energy. Monitored Services, including the net effect of minority interests, is comprised of our security alarm monitoring business in North America and Europe. Other includes a 45% interest in ONEOK, investments in international power generation facilities and other investments in the aggregate not material to our business or results of operations.

     The accounting policies of the segments are substantially the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2001 in Note 2, "Summary of Significant Accounting Policies." Segment performance is based on earnings (losses) before interest and taxes (EBIT). Prior year segment information has been reclassified, as necessary, to conform with the current year's presentation.


Three Months Ended March 31, 2002:
                                                  Electric      Monitored     Other
                                                  Utility       Services     (a) (b)      Total
                                                  --------      ---------    --------   ---------
                                                                   (In Thousands)
Sales.........................................    $412,281      $  89,708    $   252    $ 502,241
EBIT..........................................      21,299       (251,778)    29,236     (201,243)

Interest expense..............................                                             61,883

Losses before income taxes....................                                           (263,126)


Three Months Ended March 31, 2001:
                                                  Electric      Monitored     Other
                                                  Utility (c)   Services    (a)  (d)      Total
                                                  -----------   ---------   ---------   ---------
                                                                   (In Thousands)

Sales.........................................    $446,018      $ 114,370    $   353     $560,741
EBIT..........................................      42,814        (27,481)    13,142       28,475

Interest expense..............................                                             66,701

Losses before income taxes....................                                            (38,226)

---------------
(a) Sales are from a wholly owned subsidiary of Westar Industries providing paging services, which was sold during the first quarter of 2002.
(b) EBIT includes investment earnings of $32.1 million consisting of a one-time payment of approximately $14.2 million related to a partial recovery of an investment and approximately $13.8 million of ONEOK investment earnings.
(c) EBIT does not include the unrealized gain on derivatives reported as a cumulative effect of a change in accounting principle. If the effect had been included, EBIT would have been $73.9 million.
(d)  EBIT includes investment earnings of $11.7 million.

14.  SUBSEQUENT EVENT

     On May 10, 2002, we completed offerings for $365 million of our first mortgage bonds and $400 million of our unsecured senior notes, both of which will be due on May 1, 2007. The first mortgage bonds bear interest at the annual rate of 7 7/8% and the unsecured senior notes bear interest at the annual rate of 9 3/4%. Interest on the first mortgage bonds and unsecured senior notes is payable semi-annually on May 1 and November 1 of each year, beginning on November 1, 2002. The net proceeds from these offerings were used to repay outstanding indebtedness of $547 million under our existing secured bank term loan, provide for the repayment of $100 million of our 7.25% first mortgage bonds due August 15, 2002 together with accrued interest, reduce the outstanding balance on our existing secured revolving credit facility and pay fees and expenses of the transactions.

                             WESTERN RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in our Annual Report on Form 10-K for the year ended December 31, 2001, and should be read in conjunction with that report. In this section, we discuss the general financial condition, significant changes and operating results for us and our subsidiaries. We explain:

     .    What factors impact our business

     . What our earnings and costs were for the three months ended March 31, 2002 and 2001

     .    Why these earnings and costs differ from period to period

     .    How our earnings and costs affect our overall financial condition

     . Any other items that particularly affect our financial condition or earnings.

SUMMARY OF SIGNIFICANT ITEMS

Impairment Charge Pursuant to New Accounting Rules

     Effective January 1, 2002, we adopted the new accounting standards Statement of Financial Accounting Standards (SFAS) No. 142, "Accounting for Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." SFAS No. 142 establishes new standards for accounting for goodwill. SFAS No. 142 continues to require the recognition of goodwill as an asset, but discontinues amortization of goodwill. In addition, annual impairment tests must be performed using a fair-value based approach as opposed to an undiscounted cash flow approach required under prior standards.

     SFAS No. 144 establishes a new approach to determining whether our customer account asset is impaired. The approach no longer permits us to evaluate our customer account asset for impairment based on the net undiscounted cash flow stream obtained over the remaining life of the goodwill associated with the customer accounts being evaluated. Rather, the cash flow stream to be used under SFAS No. 144 is limited to the future estimated undiscounted cash flows from existing customer accounts. Additionally, the new rule no longer permits us to include estimated cash flows from forecasted customer additions. If the undiscounted cash flow stream from existing customer accounts is less than the combined book value of customer accounts and goodwill, an impairment charge is required.

     The new rule substantially reduces the net undiscounted cash flows used for impairment evaluation purposes as compared to the previous accounting rules. The undiscounted cash flow stream has been reduced from the 16-year remaining life of the goodwill to the remaining life of customer accounts for impairment evaluation purposes and does not include estimated cash flows from forecasted customer additions.

     To implement the new standards, an independent appraisal firm was engaged to help management estimate the fair values of goodwill and customer accounts. Based on this analysis completed during the first quarter of 2002, we recorded a non-cash charge of approximately $656.8 million, net of tax, of which $466.3 million is related to goodwill and $190.5 million is related to customer accounts. The charge is detailed as follows:

                                       Impairment of     Impairment of
                                          Goodwill     Customer Accounts    Total
                                       -------------   -----------------  ---------
                                                         (In Thousands)
Protection One .....................      $498,921          $334,064      $ 832,985
Protection One Europe ..............        80,104                --         80,104
                                          --------          --------      ---------
   Total pre-tax impairment ........      $579,025          $334,064        913,089
                                          ========          ========
Income tax benefit .................                                       (173,650)
Minority interest ownership ........                                        (82,615)
                                                                          ---------
   Total charge, net of tax ........                                      $ 656,824
                                                                          =========

     The impairment charge for goodwill is reflected in our consolidated statement of income as a cumulative effect of a change in accounting principle. The impairment charge for customer accounts is reflected in our consolidated statement of income as an operating expense. These impairment charges reduce the recorded value of these assets to their estimated fair values at January 1, 2002.

     We are no longer permitted to amortize goodwill to income because of the adoption of the new goodwill standard. The following table shows our results for the three months ended March 31, 2001, calculated using the new accounting standard for goodwill, compared to the same period of 2002.

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                    2002        2001
                                                                 ---------    -------
                                                       (In Thousands, Except Per Share Amounts)
   Reported earnings (losses) available for
      common stock .................................             $(652,192)   $ 4,168
   Add back:  Goodwill amortization ................                    --     14,418
                                                                 ---------    -------
   Adjusted earnings (losses) available for common
      stock ........................................             $(652,192)   $18,586
                                                                 =========    =======

Basic and diluted earnings per share:
   Reported earnings (losses) available for common
      stock ........................................             $   (9.14)   $  0.06
   Add back:  Goodwill amortization ................                    --       0.20
                                                                 ---------    -------
   Adjusted earnings (losses) available for common
      stock ........................................             $   (9.14)   $  0.26
                                                                 =========    =======

     We recorded approximately $22.7 million of customer account amortization expense during the three months ended March 31, 2002 and $38.7 million during the same period of 2001. Customer account amortization expense is reduced primarily as a result of the impairment charge that reduced our customer account balance.

     We will be required to perform impairment tests for long-lived assets prospectively for our monitored services segment as long as it continues to incur recurring losses or for other matters that may negatively impact its businesses. Goodwill will be required to be tested each year for impairment. Declines in market values of our monitored services businesses or the value of customer accounts that may be incurred prospectively may require additional impairment charges in the future, which could be material.

Change in Estimate of Customer Life

     During the first quarter of 2002, Protection One, Inc. (Protection One) evaluated the estimated life and amortization rates for customer accounts, given the results of a lifing study performed by a third party appraisal firm in the first quarter of 2002. The lifing study showed a deterioration in the average remaining life of customer accounts. Protection One's management determined it was appropriate, given the results of the lifing study, to adjust the rate of amortization on customer accounts for its North America and Multifamily customer pools. In the first quarter of 2002, Protection One changed its amortization rate for its North America pool to a 10-year 135% declining balance method from a 10-year 130% declining balance method. For the Multifamily pool, Protection One reduced its estimated customer life from 10 to 9 years and will continue to amortize on a straight-line basis. We account for these amortization changes prospectively as a change in estimate. These changes in estimates increased amortization expense for the three months ended March 31, 2002 on a pre-tax basis by approximately $0.3 million. The change in estimate had no impact on reported earnings per share.

KCC Rate Proceedings

     On November 27, 2000, we and Kansas Gas and Electric Company (KGE) filed applications with the Kansas Corporation Commission (KCC) for an increase in retail rates. On July 25, 2001, the KCC ordered an annual reduction in our combined electric rates of $22.7 million, consisting of a $41.2 million reduction in KGE's rates and an $18.5 million increase in our rates.

     On August 9, 2001, we and KGE filed petitions with the KCC requesting reconsideration of the July 25, 2001 order. The petitions specifically asked for reconsideration of changes in depreciation, reductions in rate base related to deferred income taxes associated with the KGE acquisition premium and a deferred gain on the sale and leaseback of our LaCygne 2 generating unit, wholesale revenue imputation and several other issues. On September 5, 2001, the KCC issued an order in response to our motions for reconsideration that increased our rates by an additional $7.0 million. The $41.2 million rate reduction in KGE's rates remained unchanged. This resulted in the total company rate decrease of $15.7 million. On November 9, 2001, we filed an appeal of the KCC decisions with the Kansas Court of Appeals in an action captioned "Western Resources, Inc. and Kansas Gas and Electric Company vs. The State Corporation Commission of the State of Kansas." On March 8, 2002, the Court of Appeals upheld the KCC orders. On April 8, 2002, we filed a petition for review of the decision of the Court of Appeals with the Kansas Supreme Court, which has discretion to decide whether to hear this matter. We petitioned the court to review the KCC's rulings related to deferred income taxes associated with the KGE acquisition premium and a deferred gain on the sale and leaseback of our LaCygne 2 generating unit. We can give no assurance that the Kansas Supreme Court will accept our petition for review and there is no time limit for action by the Kansas Supreme Court.

KCC Proceedings and Orders

     The merger with Public Service Company of New Mexico (PNM) contemplated the completion of a rights offering for shares of Westar Industries, Inc. (Westar Industries), prior to closing. On May 8, 2001, the KCC opened an investigation of the proposed separation of our electric utility businesses from our non-utility businesses, including the rights offering, and other aspects of our unregulated businesses. The order opening the investigation indicated that the investigation would focus on whether the separation and other transactions involving our unregulated businesses are consistent with our obligation to provide efficient and sufficient electric service at just and reasonable rates to our electric utility customers. The KCC staff was directed to investigate, among other matters, the basis for and the effect of the Asset Allocation and Separation Agreement we entered into with Westar Industries in connection with the proposed separation and the intercompany payable owed by us to Westar Industries, the separation of Westar Industries, the effect of the business difficulties faced by our unregulated businesses and whether they should continue to be affiliated with our electric utility business, and our present and prospective capital structures. On May 22, 2001, the KCC issued an order nullifying the Asset Allocation and Separation Agreement, prohibiting Westar Industries and us from taking any action to complete the rights offering for common stock of Westar Industries, which was to be a first step in the separation, and scheduling a hearing to consider whether to make the order permanent.

     On July 20, 2001, the KCC issued an order that, among other things: (1) confirmed its May 22, 2001 order prohibiting us and Westar Industries from taking any action to complete the proposed rights offering and nullifying the Asset Allocation and Separation Agreement; (2) directed us and Westar Industries not to take any action or enter into any agreement not related to normal utility operations that would directly or indirectly increase the share of debt in our capital structure applicable to our electric utility operations, which has the effect of prohibiting us from borrowing to make a loan or capital contribution to Westar Industries; and (3) directed us to present a financial plan consistent with parameters established by the KCC's order to restore financial health, achieve a balanced capital structure and protect ratepayers from the risks of our non-utility businesses. In its order, the KCC also acknowledged that we are currently operating efficiently and at reasonable cost and stated that it was not disapproving the PNM transaction or a split-off of Westar Industries. We appealed the orders issued by the KCC to the District Court of Shawnee County, Kansas. On February 5, 2002, the District Court issued a decision finding that the KCC orders were not final orders and that the District Court lacked jurisdiction to consider the appeal. Accordingly, the matter was remanded to the KCC for review of the financial plan.

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

     On March 26, 2002, the KCC issued an order in which it acknowledged that our FERC filings technically did not violate the July 20, 2001 KCC order. However, the KCC expressed concern that our refinancing plans as described in the FERC filings could, when implemented, increase the share of debt in the capital structure applicable to our electric utility operations. By agreement with the KCC staff and other intervenors, the FERC applications have been amended so that the requested authority is limited to short-term (12 months or less) borrowing authority and, as a result, the KCC's and certain other parties' interventions were withdrawn. We intend to file applications for authority for medium-term financing with the FERC and are unable to predict the extent to which the FERC will incorporate the KCC staff position in orders renewing that borrowing authority, or any resulting impact on our ability to refinance indebtedness maturing in the next several years. However, an inability to refinance existing indebtedness on a secured basis would likely increase our borrowing costs, and any other limitations on our ability to refinance existing debt would adversely affect our results of operations.

The Financial Plan

     The July 20, 2001 KCC order directed us to present a financial plan to the KCC. For details of the financial plan and a hearing regarding the financial plan, see Note 6 of the "Notes to Consolidated Financial Statements" included herein and "Item 1. Business - Significant Business Developments - The Financial Plan" in our Annual Report on Form 10-K for the year ended December 31, 2001.

Extraordinary Gain on Securities

     Protection One and our debt securities were repurchased in the open market and extraordinary gains were recognized on the retirement of these debt securities. The extraordinary gain recognized was $6.5 million, net of tax of $3.7 million, during the three months ended March 31, 2002, and $4.9 million, net of tax of $2.7 million, for the same period of 2001.

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This standard limits the income statement classification of gains and losses from extinguishment of debt as extraordinary to those transactions meeting the criteria of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 145 prohibits treating gains and losses associated with extinguishments resulting from a company's risk management strategy as extraordinary. This standard is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. Gains or losses in prior periods that were classified as extraordinary that do not meet the APB Opinion No. 30 criteria will be required to be reclassified. We do not anticipate this pronouncement to have an impact on our earnings or financial condition.

Work Force Reductions

     In the first quarter of 2002, we and Protection One reduced our work forces by approximately 600 employees through a voluntary separation program and facility consolidations. We and Protection One recorded a severance charge of approximately $21.9 million, net of tax, in the first quarter of 2002. We may replace some of these employees.

Ice Storm

     In late January 2002, a severe ice storm swept through our utility service area causing extensive damage and loss of power to numerous customers. Through March 31, 2002, we incurred total costs of $16.1 million for restoration costs, a portion of which was capitalized. We have deferred and recorded in other assets on our March 31, 2002 consolidated balance sheet operating costs of approximately $13.1 million. We have received an accounting authority order from the KCC that allows us to accumulate and defer for future recovery all operating costs related to storm restoration. We currently estimate total restoration costs at approximately $18 million, rather than our previously reported estimate of $25 million.

Debt Financings

     On May 10, 2002, we completed offerings for $365 million of our first mortgage bonds and $400 million of our unsecured senior notes, both of which will be due on May 1, 2007. The first mortgage bonds bear interest at the annual rate of 7 7/8% and the unsecured senior notes bear interest at the annual rate of 9 3/4%. Interest on the first mortgage bonds and unsecured senior notes is payable semi-annually on May 1 and November 1 of each year, beginning on November 1, 2002. The net proceeds from these offerings were used to repay outstanding indebtedness of $547 million under our existing secured bank term loan, provide for the repayment of $100 million of our 7.25% first mortgage bonds due August 15, 2002 together with accrued interest, reduce the outstanding balance on our existing secured revolving credit facility and pay fees and expenses of the transactions.

Potential Changes in ONEOK Ownership

     Westar Industries is reviewing alternatives for changing its investment in ONEOK. Among other things, Westar Industries may offer to ONEOK the option to purchase all or a portion of its interest in ONEOK and, in the event ONEOK fails to purchase Westar Industries' interest, pursue its right to seek a third-party buyer within a 16-month period thereafter. Westar Industries also may pursue any other means available to it under the shareholder agreement governing ownership of its investment in ONEOK for changing its investment in ONEOK. We are unable to predict whether any transaction will be pursued or any potential impact.

OPERATING RESULTS

     The following discussion explains significant changes in operating results for the three months ended March 31, 2002 and 2001.

Western Resources Consolidated

     Sales decreased $58.5 million, or 10%. Lower retail and wholesale demand due to warm weather, lower industrial demand due to current economic conditions and decreased power marketing sales due to lower prices contributed approximately $33.7 million to the decrease. A decrease in Monitored Services sales caused by the decline in its customer base, which was due in part to attrition and dispositions in 2001 of certain monitored services operations, contributed approximately $24.8 million to the decrease. See "- Business Segments" below for additional information.

     Cost of sales decreased $56.2 million, or 21%. The decrease in the cost of sales was primarily due to decreased power marketing expense. Decreased power marketing expense was partially offset by increases in the mark to market on derivatives, purchased power expense and fuel expense. Protection One's efforts to reduce costs through consolidation of services and other cost cutting measures also contributed to the decline in cost of sales. Gross profit decreased $2.3 million, from $291.1 million in the first quarter of 2001 to $288.8 million in the same period of 2002, due to the above mentioned factors. Gross profit as a percentage of sales increased from 52% during the 2001 period to 58% during the 2002 period.

     Basic losses per share were $9.14 for the first quarter of 2002, compared to basic earnings per share of $0.06 for the first quarter of 2001. This decrease is primarily attributable to the impairment charge recorded in the first quarter of 2002, the decline in gross profit discussed above and the first quarter 2002 charge related to a work force reduction.

Business Segments

     Our business is segmented based on differences in products and services, production processes and management responsibility.

     Previously, we had identified five reportable segments: Fossil Generation, Nuclear Generation, Customer Operations, Monitored Services and Other. We now have three reportable segments: Electric Utility, Monitored Services, and Other. Electric Utility consists of our integrated electric utility operations, including the generation and purchase of power, the transmission and distribution of power to our retail customers in Kansas and to wholesale customers, and our power marketing activities, which attempt to minimize commodity price risk associated with fuel purchases and purchased power requirements. Monitored Services, including the net effect of minority interests, is comprised of our security alarm monitoring business in North America and Europe. Other includes a 45% interest in ONEOK, investments in international power generation facilities and other investments in the aggregate not material to our business or results of operations.

     The accounting policies of the segments are substantially the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2001 in Note 2, "Summary of Significant Accounting Policies" in the "Notes to Consolidated Financial Statements." Prior year segment information has been reclassified, as necessary, to conform with the current year's presentation.

     We manage our business segments' performance based on earnings (losses) before interest and taxes (EBIT). EBIT does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to operating income and is indicative neither of operating performance nor cash flows available to fund our cash needs. Items excluded from EBIT are significant components in understanding and assessing our financial performance. Interest expense, income taxes, extraordinary gains, cumulative effects of accounting changes and preferred stock are items that are excluded from the calculation of EBIT. We believe presentation of EBIT enhances an understanding of financial condition, results of operations and cash flows because EBIT is used by us to satisfy our debt service obligations, capital expenditures and other operational needs, as well as to provide funds for growth. Our computation of EBIT may not be comparable to other similarly titled measures of other companies.

     Electric Utility

     Our electric sales for the three months ended March 31, 2002 and 2001 are as follows:

                                             Three Months Ended March 31,
                                            ------------------------------
                                              2002       2001     % Change
                                            --------   --------   --------
                                                    (In Thousands)
     Residential .........................  $ 88,614   $ 90,919     (2.5)
     Commercial ..........................    81,194     82,610     (1.7)
     Industrial ..........................    56,211     59,056     (4.8)
     Other ...............................    25,008     13,019     92.1
                                            --------   --------
        Total retail .....................  $251,027   $245,604      2.2
     Wholesale and Interchange ...........    62,897     64,642     (2.7)
     Power Marketing .....................    70,469    122,588    (42.5)
     System Marketing ....................    27,888     13,184    111.5
                                            --------   --------
        Total ............................  $412,281   $446,018     (7.6)
                                            ========   ========

     The following table reflects changes in electric sales volumes, as measured by megawatt hours (MWh), for the three months ended March 31, 2002 and 2001. No sales volumes are included for power marketing and system marketing sales because these sales are not based on electricity we generate.

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                     2002      2001     % Change
                                                    -----     -----     --------
                                                         (Thousands of MWh)
     Residential ................................   1,314     1,330       (1.2)
     Commercial .................................   1,453     1,478       (1.7)
     Industrial .................................   1,277     1,355       (5.8)
     Other ......................................      27        27         --
                                                    -----     -----
        Total retail ............................   4,071     4,190       (2.8)
     Wholesale and Interchange ..................   2,530     2,018       25.4
                                                    -----     -----
        Total ...................................   6,601     6,208        6.3
                                                    =====     =====

     Energy sales decreased $33.7 million, or 8%. Residential sales decreased due to weather conditions and rate reductions ordered by the KCC. In our service territory, the heating season of 2002 was warmer than the heating season of 2001, which caused customers to use less energy to heat their homes during the winter. Commercial sales decreased primarily due to our rate reductions. Industrial sales decreased primarily due to economic conditions affecting our large industrial customers. Wholesale and interchange sales changed primarily due to weather and market conditions. Power marketing sales decreased because of lower prices. Increases in other revenues and system marketing sales partially offset these decreases. The increase in other revenues is attributable to the new Southwest Power Pool (SPP) network tariff. The new tariff requires us to pay to the SPP all expenses associated with transporting our power from our generating stations. The SPP then pays us for distributing power to our retail customers and these payments are reflected in other revenues. Prior to the implementation of the new tariff, we had offsetting revenues and expenses, because an internal allocation was used. The increase in system marketing sales was primarily due to increased marketing efforts.

     Cost of sales is comprised of fuel used for generation, mark to market on derivatives, purchased power and power marketing expense. Cost of sales decreased $45.0 million, or 20%, primarily due to a $56.6 million decrease in power marketing expense as a result of the decrease in power marketing sales. Partially offsetting the decrease were increases of approximately $6.2 million due to marking to market derivatives, approximately $3.4 million in fuel expense and approximately $2.0 million in purchased power expense. Gross profit increased $11.3 million, or 5%, due to the above mentioned factors. This is partly due to how we were required to record a gain on certain derivatives acquired in 2001 to mitigate the risk of changing prices on our natural gas fuel requirements. Prior to the adoption of SFAS No. 133 on January 1, 2001, gains and losses on these derivatives were deferred until settlement and reflected in gross profit at that time. However, upon adoption of SFAS No. 133, we were required to report a $31.0 million gain on these contracts as of that date as a cumulative effect of a change in accounting principle. This gain was reported on our consolidated statements of income for the three months ended March 31, 2001 on a net-of-tax basis below income tax expense in accordance with accounting standards. All gains and losses after January 1, 2001 on our derivatives that are not designated as hedges are reflected in gross profit. Had we included the gain in cost of sales in 2001, our $11.3 million increase in gross profit would have been a decrease in gross profit of $19.7 million because the decline in sales would have been significantly greater than the decline in cost of sales.

     A portion of the increase in fuel and purchased power expenses was attributable to the refueling and maintenance outage at Wolf Creek as other more expensive sources of power were used to replace the loss of power from Wolf Creek. Wolf Creek has a scheduled refueling and maintenance outage approximately every 18 months. Wolf Creek was shut down for 36 days for its 12th scheduled refueling and maintenance outage, which began on March 23, 2002 and ended on April 27, 2002. Wolf Creek operated the entire year of 2001 without any refueling outages.

     During the three months ended March 31, 2002, operating expenses increased $32.1 million primarily as a result of employee severance costs related to the work force reduction.

     Due to the above factors, income from operations decreased $20.8 million, which was the primary reason EBIT declined $21.5 million, from $42.8 million for the three months ended March 31, 2001 to $21.3 million for the same period of 2002.

     Monitored Services

     Protection One and Protection One Europe comprise our monitored services business segment. The results discussed below reflect Monitored Services on a stand-alone basis. These results take into consideration Protection One's minority interest of approximately 12% at March 31, 2002 and 15% at March 31, 2001. Details concerning EBIT attributable to our monitored services segment are as follows:

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                    2002               2001
                                                  ---------         ----------
                                                         (In Thousands)
        Sales ...............................    $  89,708          $114,370
        Loss before interest and taxes ......     (251,778)          (27,481)

     Sales decreased $24.7 million primarily due to a decline in the monitored services segment's average customer base, which was due in part to attrition and dispositions in 2001 of certain monitored services operations. The monitored services segment experienced a net decline of 16,562 customers in the first quarter of 2002. Protection One's customer acquisition strategies have not been able to generate accounts in a sufficient volume at an acceptable cost to replace accounts lost through attrition. See "- Other Information - Monitored Services - Attrition" below for discussion regarding attrition. Protection One expects this trend will continue until the efforts it is making to acquire new accounts and reduce attrition become more successful than they have been to date. Until it is able to reverse this trend, net losses of customer accounts will materially and adversely affect its business, financial condition and results of operations. Protection One is currently focusing on reducing attrition, the development of cost effective marketing programs and the generation of positive cash flow.

     Cost of sales generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations. Cost of sales decreased $11.1 million primarily due to Protection One's reduced customer base, efforts to reduce costs through consolidation of services and other cost cutting measures and due to dispositions in 2001 of certain monitored services operations. As a result of sales declining at a higher rate than cost of sales, gross profit decreased $13.5 million.

     During the three months ended March 31, 2002, operating expenses increased $292.4 million primarily due to a $334.1 million loss on impairment of customer accounts, which was partially offset by decreases in operating and maintenance, depreciation and amortization, and selling, general and administrative expenses. The decrease in depreciation and amortization expense of $30.8 million is primarily due to decreases in goodwill and customer account amortization. With the adoption of SFAS No. 142 on January 1, 2002, goodwill is no longer amortized.

     As a result of the decline in gross profit and the increases in operating and other expenses, loss before interest and taxes increased $224.3 million. Also as a result of the impairment, Monitored Services' total assets decreased approximately $942.7 million, from $1.9 billion for the year ended December 31, 2001 to $944.5 million for the three months ended March 31, 2002.

     Other

     Other includes a 45% interest in ONEOK, investments in international power generation facilities and other investments in the aggregate not material to our business or results of operations. Details concerning EBIT attributable to this segment are as follows:

                                           Three Months Ended March 31,
                                           ----------------------------
                                             2002              2001
                                           ---------         ---------
                                                  (In Thousands)
        Sales ....................         $    252           $   353
        EBIT .....................           29,236            13,142

     Sales shown above are from a wholly owned subsidiary of Westar Industries providing paging services, which was sold during the first quarter of 2002. The timing of the disposition is the primary reason sales declined approximately $0.1 million. EBIT increased $16.1 million primarily as a result of increased investment earnings, which increased $20.4 million, from $11.7 million in 2001 to $32.1 million in 2002, primarily as a result of a one-time payment of approximately $14.2 million related to a partial recovery of an investment.

WESTERN RESOURCES CONSOLIDATED

     The following discussion addresses changes in other items affecting net income but not affecting EBIT for the three months ended March 31, 2002 compared to the same period of 2001.

Interest Expense

     Interest expense represents the interest we paid on outstanding debt. Interest expense decreased $4.8 million due to lower interest rates and lower outstanding debt at Protection One.

Income Taxes

     We have recorded income tax benefits for the interim periods using the effective tax rate method. Under this method, we compute the tax related to year-to-date income, except for significant, unusual or extraordinary items, at an estimated annual effective tax rate. We individually compute and recognize, when the transaction occurs, income tax expense related to significant, unusual or extraordinary items. Our effective income tax benefit for the three months ended March 31, 2002 was 48% compared to 50% for the same period of 2001.

     The difference between our effective tax rate and the statutory rate is primarily attributable to the impairment charge recorded in the first quarter of 2002 and the tax benefit of excluding from taxable income, in accordance with IRS rules, 70% of the dividends received from ONEOK, the income from corporate-owned life insurance and certain expenses for depreciation, amortization and state income taxes. For further information regarding the impairment charge, see Note 3, "Impairment Charge Pursuant to New Accounting Rules."

LIQUIDITY AND CAPITAL RESOURCES

     We had $93.6 million in cash and cash equivalents at March 31, 2002. We consider cash equivalents to be highly liquid investments with a maturity of three months or less when purchased. We also had $19.6 million of restricted cash classified as a current asset at March 31, 2002. The current asset portion of our restricted cash consists primarily of cash held in escrow as required by certain letters of credit. In addition, we had $35.1 million of restricted cash classified as a long-term asset, which consists primarily of $34.1 million of cash held in escrow as required by the terms of a pre-paid capacity and transmission agreement and $1.0 million of cash used to collateralize letters of credit.

     At March 31, 2002, current maturities of long-term debt were approximately $661.5 million and short-term debt outstanding was $397.7 million. Current maturities of long-term debt increased primarily due to our term loan, which had a maturity date of March 17, 2003.

     On June 28, 2000, we entered into a $600 million, multi-year term loan that replaced two revolving credit facilities that matured on June 30, 2000. The term loan is secured by our and KGE's first mortgage bonds and has a maturity date of March 17, 2003. The term loan agreement contains requirements for maintaining certain consolidated leverage ratios, interest coverage ratios and consolidated debt to capital ratios. At December 31, 2001, we were in compliance with all of these requirements. In January 2002, we repaid $44 million of the term loan with the proceeds of our sale of investments in low income housing tax credit partnerships. The outstanding balance of the term loan after this prepayment was $547 million. In March 2002, we entered into an amendment to the term loan that adds to the calculation of consolidated earnings before interest, taxes, depreciation and amortization, the severance costs incurred in the fourth quarter of 2001 and the first quarter of 2002 related to our work force reductions and maintains the current maximum consolidated leverage ratio of 5.75 to 1.0 through the maturity date of the term loan in March 2003. The outstanding balance of the term loan was repaid with a portion of the proceeds of our offerings of notes and first mortgage bonds on May 10, 2002.

     We also have an arrangement with certain banks to provide a revolving credit facility on a committed basis totaling $400 million. The facility is secured by KGE's first mortgage bonds and matures on March 17, 2003. In conjunction with the May 10, 2002 financings, we amended our revolving credit facility to reduce the total commitment under the facility to $400 million from $500 million and to release our first mortgage bonds as collateral. Borrowings on this facility were $397.7 million as of March 31, 2002. We used proceeds of $97 million from the May 10, 2002 financings to reduce the outstanding balance of the revolving credit facility. The outstanding balance of our revolving credit facility was $282.5 million as of May 10, 2002. Under the terms of the agreement, we are required, among other restrictions, to maintain a total debt to total capitalization ratio of not greater than 65% at all times. We are in compliance with this covenant. At March 31, 2002, the capitalization ratio was 61.6%. Under the terms of the facility, the impairment charge recorded in the first quarter of 2002 does not affect compliance with this covenant.

Credit Ratings

     Standard & Poor's (S&P), Fitch Investors Service (Fitch) and Moody's Investors Service (Moody's) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies' assessment of our ability to pay interest and principal on these securities. On April 2, 2002, Moody's downgraded its ratings on Protection One's outstanding securities with the outlook remaining negative. On April 18, 2002, Fitch lowered our senior unsecured debt ratings and reaffirmed that all our securities remain on Rating Watch Evolving. On April 25, 2002, S&P confirmed our ratings with a negative outlook. On April 29, 2002, Moody's confirmed our ratings with a negative outlook.

     As of April 30, 2002, ratings with these agencies are as follows:

                  Western      Western                    Protection One    Protection One
                 Resources    Resources                       Senior            Senior
                 Mortgage     Unsecured   KGE Mortgage       Unsecured       Subordinated
                Bond Rating      Debt      Bond Rating         Debt         Unsecured Debt
                -----------   ---------   ------------    --------------    --------------
S&P...........      BBB-          BB-          BB+               B               CCC+
Fitch.........      BB+           BB-          BB+               B               CCC+
Moody's.......      Ba1           Ba2          Ba1               Caa1            Caa3


     In general, declines in our credit ratings make debt financing more costly and more difficult to obtain on terms which are economically favorable to us.

Cash Flows from (used in) Operating Activities

     Cash provided by operating activities decreased $41.5 million to $17.3 million for the three months ended March 31, 2002, from $58.8 million for the same period of 2001. This decrease is mostly attributable to the severance and storm restoration costs incurred in the first quarter.

Cash Flows from (used in) Investing Activities

     We spent $32.0 million during the three months ended March 31, 2002 in comparison to $63.1 million during the same period of 2001 on net additions to utility property, plant and equipment. During the first quarter of 2001, we spent $10.6 million on construction of our share of the State Line generating facility and $14.6 million on construction of our Gordon Evans combustion turbines. These major projects were completed during 2001. Investment in customer accounts amounted to $8.5 million in the first quarter of 2002 and $8.9 million in the same period of 2001.

     Proceeds from other investments in the first quarter of 2002 amounted to $28.3 million primarily attributable to a one-time payment of approximately $14.2 million related to a partial recovery of an investment and $7.3 million received on the disposition of our portfolio of affordable housing tax credit limited partnerships.

Cash Flows from (used in) Financing Activities

    We used net cash flows in financing activities of $8.2 million during the three months ended March 31, 2002 compared to net cash flows from financing activities of $16.6 million in the same period of 2001. In 2002, an increase in short-term debt was the principal source of cash flows from financing activities. Cash from financing activities was used to fund our required investment in operations, the retirement of long-term debt, and the payment of dividends on our common stock. Also in 2002, we used cash to redeem a portion of our preferred stock.

Capital Structure

    During the first quarter of 2002, we recorded an impairment of our goodwill and customer accounts as more fully described above in "- Summary of Significant Items - Impairment Charge Pursuant to New Accounting Rules," which affected our capital structure. Our capital structure at March 31, 2002 and December 31, 2001 was as follows:

                                                                            March 31,    December 31,
                                                                              2002           2001
                                                                            ---------    ------------
Shareholders' equity .....................................................     31%           36%
Preferred stock ..........................................................      1             1
Western Resources obligated mandatorily redeemable preferred securities of
    subsidiary trust holding solely company subordinated debentures ......      6             4
Long-term debt, net ......................................................     62            59
                                                                              ---           ---
    Total ................................................................    100%          100%
                                                                              ===           ===

Debt and Equity Repurchase Plans

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

OTHER INFORMATION

Electric Utility

     FERC Proceeding

     Our wholly owned subsidiary, Westar Generating, Inc. (Westar Generating), owns our interest in the State Line generating facility. We purchase Westar Generating's share of the power generated by State Line. FERC has jurisdiction over the establishment of the rate at which we buy power from Westar Generating. We have reached a settlement in principle with the FERC staff and the KCC, the only active parties in this proceeding. We expect to file a Stipulation and Agreement in the near future.

     Employees

     A new agreement has been negotiated with the International Brotherhood of Electrical Workers that will be in effect through June 30, 2003. The new contract provides for wage increases of 2.5% to all classifications of employees covered by the agreement effective July 1, 2002. The contract covers approximately 1,100 employees as of April 30, 2002.

Monitored Services

     Attrition

     Customer attrition has a direct impact on the results of our monitored security operations since it affects its revenues, amortization expense and cash flow. See "- Operating Results - Monitored Services" and our Annual Report on Form 10-K for the year ended December 31, 2001 for additional information regarding customer attrition.

     Customer attrition for the three months ended March 31, 2002 and 2001 is summarized below.

                                                      Customer Account Attrition
                                         ---------------------------------------------
                                             March 31, 2002          March 31, 2001
                                         ---------------------   ---------------------
                                         Annualized   Trailing   Annualized   Trailing
                                            First      Twelve       First      Twelve
                                           Quarter      Month      Quarter      Month
                                         ----------   --------   ----------   --------
     Protection One...............         11.4%       14.4%       13.9%       14.7%
     Protection One Europe (a)....         10.8%        8.6%        8.9%        9.3%

     ----------
     (a)  United Kingdom operations were disposed of in June 2001.

Related Party Transactions

     Below we describe significant transactions between us and Westar Industries and other subsidiaries and related parties. We have disclosed significant transactions even if these have been eliminated in the preparation of our consolidated results and financial position since our proposed financial plan, as discussed in Note 6 in the "Notes to Consolidated Financial Statements," calls for a split-off of Westar Industries from us to occur in the future. We cannot predict whether the KCC will approve the plan and, if so, whether we will be successful in executing the plan.

     Transactions with Westar Industries

     On February 28, 2001, Westar Industries converted $350.0 million of the then outstanding balance of a payable due from us into approximately 14.4 million shares of our common stock, representing 16.9% of our outstanding common stock after conversion. During the first quarter of 2002, we paid the remaining balance owed to Westar Industries of approximately $68 million. The proceeds were used by Westar Industries to purchase our outstanding debt in the open market, which we have accounted for as debt extinguishments. At March 31, 2002, Westar Industries owned $109.8 million of our debt securities. Amounts outstanding and interest earned by Westar Industries have been eliminated in our consolidated financial statements. At March 31, 2002, Westar Industries and Protection One owned 15,494,755 shares, or 17.8%, of our outstanding common stock. These shares are reflected as treasury stock in our consolidated balance sheets and are not included in our earnings per share calculation.

     Transactions Between Westar Industries and Subsidiaries

     Protection One Credit Facility

     Westar Industries is the lender under Protection One's senior credit facility. On March 25, 2002, Westar Industries and Protection One entered into an amendment to the facility that increased the amount of the facility to $180 million. As of March 31, 2002, approximately $143.5 million was drawn under the facility. Amounts outstanding, accrued interest and facility fees have been eliminated in our consolidated financial statements. The facility currently expires on January 3, 2003.

     Purchases of Securities

     During the three months ended March 31, 2002, Westar Industries purchased $38.5 million face value of Protection One bonds on the open market. We recognized an extraordinary gain from the purchase of Protection One bonds of $4.5 million, net of tax of $2.4 million.

     During the three months ended March 31, 2002, both Westar Industries and Protection One purchased $91.1 million face value of our bonds on the open market. We recognized an extraordinary gain from the purchase of our bonds of $2.0 million, net of tax of $1.3 million.

     During April 2002, we recognized a gain of $4.1 million, net of $2.3 million tax, on the repurchase of Protection One and our bonds.

     During the three months ended March 31, 2002, Protection One purchased approximately $1.2 million of our preferred stock in open market purchases. These purchases have been accounted for as retirements. We recognized a gain on reacquired preferred stock of approximately $0.5 million, net of tax of $0.3 million, for the three months ended March 31, 2002 related to these retirements. From April 1, 2002 through April 30, 2002, Protection One acquired in open market purchases approximately $0.1 million of our preferred securities.

     Services Agreements

     We provide administrative services to Protection One pursuant to services agreements, including accounting, tax, audit, human resources, legal, facilities and technology services. Charges of approximately $1.5 million for the three months ended March 31, 2002 and $2.4 million for the same period of 2001 were incurred by Protection One. We had a net intercompany balance due from Protection One primarily for these services of $0.9 million at March 31, 2002.

     Protection One has entered into an agreement pursuant to which it will pay to Westar Industries, beginning with the quarter ended March 31, 2002, a fee for financial advisory services payable quarterly, equal to 0.125% of its consolidated total assets at the end of each quarter. The agreement also provides access to aviation services at Protection One's option. This agreement was approved by the independent members of Protection One's board of directors. Protection One incurred approximately $1.3 million of expenses in the first quarter of 2002 for the financial advisory fee, which has been eliminated in our consolidated financial statements.

     Transactions with Protection One

     During the fourth quarter of 2001, KGE entered into an option agreement to sell an office building located in downtown Wichita, Kansas, to Protection One for approximately $0.5 million. The sales price was determined by management based on three independent appraisers' findings.

     Loans to Officers

     During 2001, we extended loans to our officers for the purpose of purchasing shares of our common stock on the open market. The loans are unsecured and contain a variable interest rate that is equal to our short-term borrowing rate. Interest is payable quarterly. The loans mature and become due on December 4, 2004. The balance outstanding at March 31, 2002 was approximately $2.1 million and is classified as a reduction to shareholders' equity in the accompanying consolidated balance sheet. During the first quarter of 2002, we recorded approximately $22,000 in interest income on these notes. The maximum amount of loans authorized is $7.9 million.

Market Risk Disclosure

     We are exposed to market risk, including market changes, changes in commodity prices, equity instrument investment prices and interest rates. Since December 31, 2001, we have not experienced any significant changes in our exposure to market risk except for the impact of changes in our interest rate exposure on variable rate debt and current maturities of fixed rate debt. For additional information on our market risk, see our Annual Report on Form 10-K for the year ended December 31, 2001.

     During the first quarter of 2002, $547 million was reclassified from long-term debt to current maturities. If there were a 100 basis point change in each debt series' benchmark rate used to set the rate for such series, the impact to net income at March 31, 2002 would have been approximately $6.7 million after tax on an annual basis. However, it is anticipated that this exposure will decrease for the second quarter as a result of replacing existing debt with the proceeds from sales of our notes and first mortgage bonds on May 10, 2002. See "- Summary of Significant Items - Debt Financings" above for additional information about the financing agreement.

     Hedging Activity

     The following table summarizes the effects our natural gas hedges and our interest rate swap had on our financial position and results of operations for the three months ended March 31, 2002:

                                                                                        Total
                                                        Natural Gas   Interest Rate   Cash Flow
                                                         Hedges (a)        Swap         Hedges
                                                        -----------   -------------   ---------
                                                                (Dollars in Thousands)

Fair value of derivative instruments:
    Current .........................................   $  (5,191)      $      --      $ (5,191)
    Long-term .......................................      (6,011)            516        (5,495)
                                                        ---------       ---------      --------
       Total ........................................   $ (11,202)      $     516      $(10,686)
                                                        =========       =========      ========

Amounts in accumulated other comprehensive income ...   $  19,032       $   3,173      $ 22,205
Hedge ineffectiveness ...............................         964              --           964
Estimated income tax expense (benefit) ..............      (8,089)             --        (8,089)
                                                        ---------       ---------      --------
       Net Comprehensive Gain .......................   $  11,907       $   3,173      $ 15,080
                                                        =========       =========      ========

Anticipated reclassifications to earnings in future
    periods (b) .....................................   $  (5,191)      $      --      $ (5,191)

Duration of hedge designation as of March 31, 2002...   28 months       19 months            --

----------
(a) Natural gas hedge assets and liabilities are classified in the balance sheet as energy trading contracts. Due to the volatility of gas commodity prices, it is probable that gas prices will increase and decrease over the remaining 28 months that these relationships are in place.
(b) The actual amounts that will be reclassified to earnings could vary materially from this estimated amount due to changes in market conditions.

Fair Value of Energy Trading Contracts

     The tables below show the difference between the market value and the notional values of energy trading contracts outstanding for the three months ended March 31, 2002, their sources and maturity periods:

                                                                               Fair Value of
                                                                                 Contracts
                                                                               --------------
                                                                               (In Thousands)
Net fair value of contracts outstanding at the beginning of the period......       $ 2,309
Contracts realized or otherwise settled during the period...................         8,154
Fair value of new contracts entered into during the period..................        12,087
                                                                                   -------
Fair value of contracts outstanding at the end of the period................       $22,550
                                                                                   =======

                                                 Fair Value of Contracts at End of Period
                                      ------------------------------------------------------------
                                                    Maturity                           Maturity in
                                        Total      Less Than   Maturity    Maturity     Excess of
Source of Fair Value                  Fair Value    1 Year     1-3 Years   4-5 Years     5 Years
                                      ----------   ---------   ---------   ---------   -----------
                                                            (In Thousands)

Prices actively quoted (futures)...    $ 1,685      $(1,149)    $ 2,834     $   --      $   --
Prices provided by other external
    sources (swaps and forwards)...     19,052       15,448       1,083      2,521          --
Prices based on models and other
    valuation models (options
    and other) ....................      1,813         (835)      2,648         --          --
                                       -------      -------     -------     ------      ------
Total fair value of contracts
    outstanding ...................    $22,550      $13,464     $ 6,565     $2,521      $   --
                                       =======      =======     =======     ======      ======

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information relating to market risk disclosure is set forth in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Information - Market Risk Disclosure" included herein.

                             WESTERN RESOURCES, INC.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

     We, Westar Industries, Protection One, its subsidiary Protection One Alarm Monitoring, Inc. (Protection One Alarm Monitoring) and certain present and former officers and directors of Protection One are defendants in a purported class action litigation pending in the United States District Court for the Central District of California, "Alec Garbini, et al. v. Protection One, Inc., et al.," No. CV 99-3755 DT (RCx). Pursuant to an Order dated August 2, 1999, four pending purported class actions were consolidated into a single action. On February 27, 2001, plaintiffs filed a Third Consolidated Amended Class Action Complaint (Third Amended Complaint). Plaintiffs purported to bring the action on behalf of a class consisting of all purchasers of publicly traded securities of Protection One, including common stock and bonds, during the period of February 10, 1998 through February 2, 2001. The Third Amended Complaint asserted claims under Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 against Protection One, Protection One Alarm Monitoring, and certain present and former officers and directors of Protection One based on allegations that various statements concerning Protection One's financial results and operations for 1997, 1998, 1999 and the first three quarters of 2000 were false and misleading and not in compliance with generally accepted accounting principles. Plaintiffs alleged, among other things, that former employees of Protection One have reported that Protection One lacked adequate internal accounting controls and that certain accounting information was unsupported or manipulated by management in order to avoid disclosure of accurate information. The Third Amended Complaint further asserted claims against us and Westar Industries as controlling persons under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A claim was also asserted under Section 11 of the Securities Act of 1933 against Protection One's auditor, Arthur Andersen LLP. The Third Amended Complaint sought an unspecified amount of compensatory damages and an award of fees and expenses, including attorneys' fees. On June 4, 2001, the District Court dismissed plaintiffs' claims under Sections 10(b) and 20(a) of the Securities Exchange Act. The Court granted plaintiffs leave to replead such claims. The Court also dismissed all claims brought on behalf of bondholders with prejudice. The Court also dismissed plaintiffs' claims against Arthur Andersen LLP and the plaintiffs have appealed that dismissal. On February 22, 2002, plaintiffs filed a Fourth Consolidated Amended Class Action Complaint. The new complaint realleges claims on behalf of purchasers of common stock under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The new complaint does not assert any claims against Protection One Alarm Monitoring. On April 5, 2002, we, Protection One and the other defendants filed a motion to dismiss the Fourth Consolidated Amended Class Action Complaint. The motion is scheduled to be heard by the Court on June 10, 2002. Protection One and we cannot predict the impact of this litigation, which could be material.

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

     PNM responded to our motion by seeking to dismiss or stay our action in favor of its own. On May 2, 2002, the Court granted PNM's motion to dismiss our lawsuit, without prejudice to our assertion of all claims alleged therein as counterclaims in the earlier-filed PNM case, and correspondingly denied our motion to dismiss the earlier-filed PNM lawsuit. On May 10, 2002, PNM served us with an amended complaint in which it added to its prior claims requests for declarations that PNM did not breach the terms of the merger agreement and also alleged additional breaches of representations and warranties on our part.

     We and our subsidiaries are involved in various other legal, environmental and regulatory proceedings. We believe that adequate provision has been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect upon our overall financial position or results of operations. See also Notes 5 and 6 of the "Notes to Consolidated Financial Statements," included herein by reference, for discussion of FERC proceedings and KCC regulatory proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          4.1 - Thirty-Fifth Supplemental Indenture dated May 10, 2002 between Western Resources, Inc. and BNY Midwest Trust Company, as Trustee.

          4.2 - Securities Resolution No. 2 dated as of May 10, 2002 under Indenture dated as of August 1, 1998 between Western Resources, Inc. and Deutsche Bank Trust Company Americas.

     (b) Reports on Form 8-K filed during the three months ended March 31, 2002:

          Form 8-K filed January 9, 2002   -   Announcing that PNM notified us by letter that
                                               PNM's board of directors took action to terminate
                                               the Agreement and Plan of Restructuring and Merger
                                               dated November 8, 2000 among PNM, us and certain
                                               other parties. By letter dated January 9, 2002 we
                                               objected to PNM's action and stated our position
                                               that PNM has no basis to terminate the Agreement.

          Form 8-K filed February 27, 2002 -   Announcing financial results for fiscal year ended
                                               December 31, 2001, and the amount of a charge to
                                               be recorded in the first quarter of 2002 as a
                                               result of the adoption of new accounting standards
                                               related to accounting for goodwill and intangible
                                               assets.

                               SIGNATURE
                               ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WESTERN RESOURCES, INC.


Date:   May 15, 2002                   By:          /s/ Paul R. Geist
     ------------------                   --------------------------------------
                                                      Paul R. Geist,
                                                  Senior Vice President,
                                          Chief Financial Officer and Treasurer