Form 10-Q
period 2002-06-30
WESTAR ENERGY INC /KS
filed 2002-08-14
CIK 54507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-3523

Westar Energy, Inc.

(Exact name of registrant as specified in its charter)

Kansas	48-0290150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

818 South Kansas Avenue
Topeka, Kansas 66612
(785) 575-6300

(Address, including Zip code and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	71,488,497 Shares
(Class)	(Outstanding at August 6, 2002)

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q are “forward-looking statements.” The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we “believe,” “anticipate,” “expect,” or words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning:

•	capital expenditures,
•	earnings,
•	liquidity and capital resources,
•	litigation,
•	possible corporate restructurings, mergers, acquisitions and dispositions,
•	compliance with debt and other restrictive covenants,
•	interest and dividends,
•	Protection One, Inc.’s financial condition and its impact on our consolidated results,
•	impairment charges recorded during the first quarter of 2002,
•	environmental matters,
•	nuclear operations,
•	ability to enter new markets successfully and capitalize on growth opportunities in non-regulated businesses,
•	events in foreign markets in which investments have been made and
•	the overall economy of our service area.

What happens in each case could vary materially from what we expect because of such things as:

•	electric utility deregulation or re-regulation,
•	ongoing municipal, state and federal activities, such as the Wichita municipalization effort,
•	future economic conditions,
•	changes in accounting requirements and other accounting matters,
•	changing weather,
•
rate and other regulatory matters, including the impact of (i) the Kansas Corporation Commission’s order to reduce our rates issued on July 25, 2001 and (ii) the Kansas Corporation Commission’s order issued July 20, 2001 and related proceedings, with respect to the proposed separation of Westar Energy, Inc.’s electric utility businesses from Westar Industries, Inc.,

•	the impact of changes and downturns in the energy industry and the market for trading wholesale electricity,
•	the proposed sale of our interests in ONEOK, Inc.,
•	political, legislative and regulatory developments,
•	amendments or revisions to our current business and financial plans,
•	regulatory, legislative and judicial actions,
•	regulated and competitive markets and
•	other circumstances affecting anticipated operations, sales and costs.

These lists are not all-inclusive because it is not possible to predict all possible factors.

See “Item 1.    Business—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2001, for additional information on matters that could impact our operations and financial results. Any forward-looking statement speaks only as of the date such statement was made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made except as required by applicable laws or regulations.

PART I.    Financial Information

ITEM 1.    FINANCIAL STATEMENTS

WESTAR ENERGY, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$97,743	$96,388
Restricted cash	134,433	15,495
Accounts receivable, net	101,899	96,824
Inventories and supplies	147,790	145,000
Energy trading contracts	86,262	71,421
Deferred tax assets	7,820	23,284
Prepaid expenses and other	64,595	54,514

Total Current Assets	640,542	502,926

PROPERTY, PLANT AND EQUIPMENT, NET	4,017,197	4,044,366

OTHER ASSETS:
Restricted cash	175,202	38,515
Investment in ONEOK	702,461	598,929
Customer accounts, net	454,782	813,733
Goodwill, net	298,861	879,926
Regulatory assets	393,293	358,025
Energy trading contracts	19,318	15,247
Other	243,035	233,927

Total Other Assets	2,286,952	2,938,302

ASSETS OF DISCONTINUED OPERATIONS	19,410	22,938

TOTAL ASSETS	$6,964,101	$7,508,532

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$118,026	$160,829
Short-term debt	8,768	222,300
Accounts payable	122,703	122,968
Accrued liabilities	244,073	216,017
Accrued income taxes	16,467	35,048
Deferred security revenues	47,353	47,891
Energy trading contracts	77,772	67,859
Other	24,295	24,570

Total Current Liabilities	659,457	897,482

LONG-TERM LIABILITIES:
Long-term debt, net	3,505,390	2,978,450
Western Resources obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company subordinated debentures	219,280	220,000
Deferred income taxes and investment tax credits	844,487	924,178
Minority interests	83,189	166,850
Deferred gain from sale-leaseback	168,552	174,466
Energy trading contracts	9,739	16,500
Other	325,010	285,181

Total Long-Term Liabilities	5,155,647	4,765,625

LIABILITIES OF DISCONTINUED OPERATIONS	1,333	1,364

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Cumulative preferred stock, par value $100 per share; authorized 600,000 shares; issued 248,576 shares; outstanding 214,503 shares and 239,364 shares, respectively	21,450	23,936
Common stock, par value $5 per share; authorized 150,000,000 shares; issued 91,888,770 shares and 86,205,417 shares, respectively	459,444	431,027
Paid-in capital	1,250,378	1,196,763
Unearned compensation	(13,066)	(21,920)
Loans to officers	(2,014)	(1,973)
Retained earnings (accumulated deficit)	(98,597)	606,502
Treasury stock, at cost, 20,493,341 and 15,097,987 shares, respectively	(455,976)	(364,901)
Accumulated other comprehensive loss, net	(13,955)	(25,373)

Total Shareholders’ Equity	1,147,664	1,844,061

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,964,101	$7,508,532

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,
	2002	2001
SALES:
Energy	$417,896	$412,466
Monitored Services	87,230	108,360

Total Sales	505,126	520,826

COST OF SALES:
Energy	178,247	198,146
Monitored Services	26,987	38,518

Total Cost of Sales	205,234	236,664

GROSS PROFIT	299,892	284,162

OPERATING EXPENSES:
Operating and maintenance	97,628	88,496
Depreciation and amortization	67,536	102,234
Selling, general and administrative	78,194	83,106
Loss on dispositions of monitored services operations	—	17,979

Total Operating Expenses	243,358	291,815

INCOME (LOSS) FROM OPERATIONS	56,534	(7,653)

OTHER INCOME (EXPENSE):
Investment earnings	14,824	342
Minority interests	(240)	4,451
Other	(1,372)	(2,832)

Total Other Income	13,212	1,961

INTEREST EXPENSE:
Interest expense on long-term debt	58,441	53,595
Interest expense on short-term debt and other	10,587	11,027

Total Interest Expense	69,028	64,622

EARNINGS (LOSSES) BEFORE INCOME TAXES	718	(70,314)
Income tax benefit	(5,793)	(34,354)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY GAIN	6,511	(35,960)
Discontinued operations, net of tax of $703 and $1, respectively	(1,343)	(54)
Extraordinary gain, net of tax of $4,362 and $3,137, respectively	7,627	5,826

NET INCOME (LOSS)	12,795	(30,188)

PREFERRED STOCK:
Gain on reacquired preferred stock	128	—
Preferred dividends	(231)	(282)

Total change in preferred stock	(103)	(282)

EARNINGS (LOSSES) AVAILABLE FOR COMMON STOCK	$12,692	$(30,470)

Average common shares outstanding	71,645,655	70,409,093

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted earnings (losses) available from continuing operations and before extraordinary gain	$0.09	$(0.51)
Discontinued operations, net of tax	(0.02)	—
Extraordinary gain, net of tax	0.11	0.08

Basic and diluted earnings (losses) available after extraordinary gain	$0.18	$(0.43)

DIVIDENDS DECLARED PER COMMON SHARE	$0.30	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
SALES:
Energy	$830,177	$858,484
Monitored Services	175,144	221,018

Total Sales	1,005,321	1,079,502

COST OF SALES:
Energy	361,985	426,925
Monitored Services	55,899	78,596

Total Cost of Sales	417,884	505,521

GROSS PROFIT	587,437	573,981

OPERATING EXPENSES:
Operating and maintenance	191,018	181,133
Depreciation and amortization	141,848	203,957
Selling, general and administrative	176,851	161,330
Loss on dispositions of monitored services operations	—	17,979
Loss on impairment of customer accounts	332,194	—

Total Operating Expenses	841,911	564,399

INCOME (LOSS) FROM OPERATIONS	(254,474)	9,582

OTHER INCOME (EXPENSE):
Investment earnings	47,704	13,602
Minority interests	83,083	5,723
Other	(6,092)	(5,988)

Total Other Income	124,695	13,337

INTEREST EXPENSE:
Interest expense on long-term debt	108,952	109,586
Interest expense on short-term debt and other	22,012	21,737

Total Interest Expense	130,964	131,323

LOSSES BEFORE INCOME TAXES	(260,743)	(108,404)
Income tax benefit	(131,696)	(53,439)

NET LOSS FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY GAIN AND ACCOUNTING CHANGE	(129,047)	(54,965)

Discontinued operations, net of tax of $700 and $47, respectively	(3,012)	(236)

Extraordinary gain, net of tax of $8,086 and $5,799, respectively	14,090	10,769

Cumulative effects of accounting changes, net of tax:
Continuing operations, net of tax of $57,381 and $12,347, respectively	(519,361)	18,694
Discontinued operations	(2,283)	—

Total cumulative effects of accounting changes, net of tax	(521,644)	18,694

NET INCOME (LOSS)	(639,613)	(25,738)

PREFERRED STOCK:
Gain on reacquired preferred stock	593	—
Preferred dividends	(480)	(564)

Total change in preferred stock	113	(564)

EARNINGS (LOSSES) AVAILABLE FOR COMMON STOCK	$(639,500)	$(26,302)

Average common shares outstanding	71,508,053	70,384,333

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted earnings (losses) available from continuing operations before extraordinary gain and accounting changes	$(1.80)	$(0.79)
Discontinued operations, net of tax	(0.04)	—
Extraordinary gain, net of tax	0.20	0.15
Accounting changes, net of tax	(7.30)	0.27

Basic and diluted earnings (losses) available after extraordinary gain and accounting change	$(8.94)	$(0.37)

DIVIDENDS DECLARED PER COMMON SHARE	$0.60	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,
	2002		2001
NET INCOME (LOSS)		$12,795		$(30,188)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding losses on marketable securities arising during the period	$—		$(345)
Adjustment for losses included in net income	—	—	1,470	1,125

Unrealized holding losses on cash flow hedges arising during the period	(1,846)		—
Adjustment for losses included in net income	1,193	(653)	—	—

Minimum pension liability adjustment		(4,688)		—
Foreign currency translation adjustment		265		6,793
Income tax benefit		969		—

Total other comprehensive gain (loss), net of tax		(4,107)		7,918

COMPREHENSIVE INCOME (LOSS)		$8,688		$(22,270)

	Six Months Ended June 30,
	2002		2001
NET INCOME (LOSS)		$(639,613)		$(25,738)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding losses on marketable securities arising during the period	$—		$(587)
Adjustment for losses included in net income	—	—	3,331	2,744

Unrealized holding gains on cash flow hedges arising during the period	20,359		—
Adjustment for losses included in net income	2,157	22,516	—	—

Minimum pension liability adjustment		(4,688)		—
Foreign currency translation adjustment		711		4,047
Income tax expense		(7,121)		(693)

Total other comprehensive gain (loss), net of tax		11,418		6,098

COMPREHENSIVE INCOME (LOSS)		$(628,195)		$(19,640)

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(639,613)	$(25,738)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations	3,012	236
Extraordinary gain	(14,090)	(10,769)
Cumulative effect of accounting change	521,644	(18,694)
Depreciation and amortization	141,848	203,957
Amortization of deferred gain from sale-leaseback	(5,914)	(5,914)
Amortization of non-cash stock compensation	11,465	12,606
Net changes in energy trading assets and liabilities	10,648	25,934
Equity in earnings from investments	(6,940)	(5,163)
Loss on dispositions of monitored services operations	—	17,979
Loss on impairment of customer accounts	332,194	—
Impairment on investments	—	11,075
Loss on sale of property	1,423	—
Minority interests	(83,083)	(5,723)
Accretion of discount note interest	(222)	(1,602)
Net deferred taxes	(114,963)	(28,925)
Changes in working capital items, net of acquisitions and dispositions:
Restricted cash	(18,938)	604
Accounts receivable, net	(19,296)	4,967
Inventories and supplies	(2,790)	(21,015)
Prepaid expenses and other	(10,081)	(18,461)
Accounts payable	(265)	(32,708)
Accrued and other current liabilities	23,801	13,716
Accrued income taxes	(18,581)	(28,371)
Deferred security revenues	(538)	4,826
Changes in other assets and liabilities	(46,004)	1,972

Cash flows from operating activities	64,717	94,789

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(80,037)	(129,448)
Proceeds from sale of property	1,205	—
Customer account acquisitions	(12,424)	(8,928)
Proceeds from dispositions of monitored services operations	—	42,258
Proceeds from other investments	14,859	1,501

Cash flows used in investing activities	(76,397)	(94,617)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(213,532)	112,703
Proceeds of long-term debt	1,366,574	14,823
Retirements of long-term debt	(860,171)	(46,710)
Funds in trust for debt repayment	(235,000)	—
Retirement of Western Resources obligated manditorily redeemable preferred securities of subsidiary trusts holding solely company subordinated debentures	(586)	—
Issuance of officer loans	(297)	—
Issuance of common stock, net	10,329	8,796
Cash dividends paid	(43,274)	(42,611)
Preferred stock redemption	(1,539)	—
Acquisition of treasury stock	(10,180)	—
Reissuance of treasury stock	—	6,784

Cash flows from financing activities	12,324	53,785

FOREIGN CURRENCY TRANSLATION	711	4,047

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,355	58,004
CASH AND CASH EQUIVALENTS:
Beginning of period	96,388	8,762

End of period	$97,743	$66,766

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest on financing activities, net of amount capitalized	$192,772	$174,388
Income taxes	$435	$5,810
NON-CASH FINANCING TRANSACTIONS:
Issuance of stock to subsidiary (Note 14)	$80,895	$355,238

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

1.    DESCRIPTION OF BUSINESS

Westar Energy, Inc., is a publicly traded consumer services company incorporated in 1924 in the State of Kansas. Unless the context otherwise indicates, all references on this Form 10-Q to “the company,” “Westar Energy,” “we,” “us,” “our” or similar words are to Westar Energy, Inc., and its consolidated subsidiaries. We provide electric generation, transmission and distribution services to approximately 645,000 customers in Kansas and monitored security services to approximately 1.2 million customers in North America and Europe. ONEOK, Inc. (ONEOK), in which we have an approximate 45% ownership interest, provides natural gas transmission and distribution services to approximately 1.4 million customers in Oklahoma and Kansas.

We and Kansas Gas and Electric Company (KGE), a wholly owned subsidiary, provide rate-regulated electric service. KGE owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek Generating Station (Wolf Creek).

Westar Industries, Inc. (Westar Industries), our wholly owned subsidiary, owns our interests in Protection One, Inc. (Protection One), Protection One Europe, ONEOK and other non-utility businesses. Protection One, a publicly traded, approximately 87%-owned subsidiary, and Protection One Europe provide monitored security services. Protection One Europe refers collectively to Protection One International, Inc., a wholly owned subsidiary of Westar Industries, and its subsidiaries, including a French subsidiary in which it owns an approximate 99.8% interest.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2001 (2001 Form 10-K).

Use of Management’s Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. In management’s opinion, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year.

Defeasance of Outstanding Debt

Under GAAP, we are required to continue reporting as outstanding debt on our consolidated balance sheet the $100 million principal amount of our 7.25% first mortgage bonds due August 15, 2002, and the $135 million principal amount of KGE first mortgage bonds due December 15, 2003, until the funds deposited with the trustee are used to retire such bonds at maturity. The cash deposited with the trustee is included in restricted cash on our consolidated balance sheet and can only be used for the purpose of repaying this indebtedness and related interest. See Note 11, “Debt Financings” for discussion of debt financings completed during the second quarter of 2002.

Cumulative Effects of Accounting Changes

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Accounting for Goodwill and Other Intangible Assets.” See Note 3 below for the cumulative effect of this adoption.

Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138 (collectively, SFAS No. 133). We use derivative instruments (primarily swaps, options and futures) to manage interest rate exposure and the commodity price risk inherent in fossil fuel purchases and electricity sales. Under SFAS No. 133, all derivative instruments, including our energy trading contracts, are recorded on our consolidated balance sheet as either an asset or liability measured at fair value. Changes in a derivative’s fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. Cash flows from derivative instruments are presented in net cash flows from operating activities.

Derivative instruments used to manage commodity price risk inherent in fuel purchases and electricity sales are classified as energy trading contracts on our consolidated balance sheet. Energy trading contracts representing unrealized gain positions are reported as assets; energy trading contracts representing unrealized loss positions are reported as liabilities.

Prior to January 1, 2001, gains and losses on our derivatives used for managing commodity price risk were deferred until settlement. These derivatives were not designated as hedges under SFAS No. 133. Accordingly, on January 1, 2001, we recognized an unrealized gain of $18.7 million, net of $12.3 million of tax. This gain is presented on our consolidated statement of income in our 2001 Form 10-K as a cumulative effect of a change in accounting principle.

After January 1, 2001, changes in fair value of all derivative instruments used for managing commodity price risk that are not designated as hedges are recognized in revenue as discussed in Note 2 of the “Notes to Consolidated Financial Statements” in our 2001 Form 10-K. Accounting for derivatives under SFAS No. 133 will increase volatility of our future earnings.

Change in Depreciation Rates

In its rate order of July 25, 2001, the Kansas Corporation Commission (KCC) extended the recovery period for certain of our generating assets for regulatory rate making purposes. On April 1, 2002, we adopted the new depreciation rates as prescribed in the KCC order for GAAP purposes, after exhausting the available appeals process to contest the extension of our recovery periods for our LaCygne 2 and Wolf Creek generating stations. This change is expected to reduce our annual depreciation expense in our GAAP financial statements by approximately $30 million. See Note 5, “Rate Matters and Regulation” for additional information.

Earnings Per Share

Basic earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the period reported. Diluted earnings per share include the effect of potential issuances of common shares resulting from the assumed vesting of all outstanding restricted share units and exercise of all outstanding stock options issued pursuant to the terms of our stock-based compensation plans. The dilutive effect of stock-based compensation and stock options is computed using the treasury stock method. The number of potential dilutive securities for the three and six months ended June 30, 2002 were 0.4 million.

Reclassifications

Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.

3.    IMPAIRMENT CHARGE PURSUANT TO NEW ACCOUNTING RULES

Effective January 1, 2002, we adopted the new accounting standards SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” SFAS No. 142 establishes new standards for accounting for goodwill. SFAS No. 142 continues to require the recognition of goodwill as an asset, but discontinues amortization of goodwill. In addition, annual impairment tests must be performed using a fair-value based approach as opposed to an undiscounted cash flow approach required under prior standards.

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

	Impairment of Goodwill	Impairment of Customer Accounts	Total
	(In Thousands)

Protection One	$498,921	$334,064	$832,985
Protection One Europe	80,104	—	80,104

Total pre-tax impairment	$579,025	$334,064	913,089

Income tax benefit			(173,650)
Minority interest ownership			(82,615)

Total charge, net of tax			$656,824

The impairment charge for goodwill is reflected in our consolidated statement of income as a cumulative effect of a change in accounting principle. The impairment charge for customer accounts is reflected in our consolidated statement of income as an operating expense. These impairment charges reduce the recorded value of these assets to their estimated fair values at January 1, 2002.

We are no longer permitted to amortize goodwill to income because of the adoption of SFAS No. 142. The following tables show our results for the three and six months ended June 30, 2001, calculated using the new accounting standard for goodwill, adjusted for minority interest, compared to our results for the three and six months ended June 30, 2002.

	Three Months Ended June 30,
	2002	2001
	(In Thousands, Except Per Share Amounts)

Reported earnings (losses) available for common stock	$12,692	$(30,470)
Add back: Goodwill amortization	—	11,587

Adjusted earnings (losses) available for common stock	$12,692	$(18,883)

Basic and diluted earnings per share:
Reported earnings (losses) available for common stock	$0.18	$(0.43)
Add back: Goodwill amortization	—	0.16

Adjusted earnings (losses) available for common stock	$0.18	$(0.27)

	Six Months Ended June 30,
	2002	2001
	(In Thousands, Except Per Share Amounts)

Reported earnings (losses) available for common stock	$(639,500)	$(26,302)
Add back: Goodwill amortization	—	22,986

Adjusted earnings (losses) available for common stock	$(639,500)	$(3,316)

Basic and diluted earnings per share:
Reported earnings (losses) available for common stock	$(8.94)	$(0.37)
Add back: Goodwill amortization	—	0.32

Adjusted earnings (losses) available for common stock	$(8.94)	$(0.05)

The investment at cost in customer accounts at June 30, 2002 and December 31, 2001 was approximately $1.1 billion and $1.4 billion, respectively. Accumulated amortization of the investment in customer accounts at June 30, 2002 and December 31, 2001 was $666.3 million and $621.3 million, respectively. We recorded approximately $22.4 million of customer account amortization expense during the three months ended June 30, 2002 and $38.0 million during the same period of 2001. We recorded approximately $44.6 million of customer account amortization expense during the six months ended June 30, 2002 and $76.0 million during the same period of 2001. Customer account amortization expense is reduced primarily as a result of the impairment charge that reduced our customer account balance. The table below reflects the estimated aggregate customer account amortization expense for 2002 and each of the four succeeding fiscal years.

	2002	2003	2004	2005	2006
	(In Thousands)

Estimated amortization expense	$89,303	$91,924	$95,689	$81,872	$83,060

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

4.    CHANGE IN ESTIMATE OF CUSTOMER LIFE

During the first quarter of 2002, Protection One evaluated the estimated life and amortization rates for customer accounts, based on the results of a lifing study performed by a third party appraisal firm in the first quarter of 2002. The lifing study showed deterioration in the average remaining life of customer accounts. The report showed Protection One’s North America customer pool can expect a declining revenue stream over the next 30 years with an estimated average remaining life of 9 years. Protection One’s Network Multifamily pool can expect a declining revenue stream over the next 30 years with an estimated average remaining life of 10 years. Protection One’s management determined it was appropriate, given the results of the lifing study, to adjust the rate of amortization on customer accounts for its North America and Multifamily customer pools. In the first quarter of 2002, Protection One changed its amortization rate for its North America pool to a 10-year 135% declining balance method from a 10-year 130% declining balance method. For the Multifamily pool, Protection One reduced its estimated customer life from 10 to 9 years and will continue to amortize on a straight-line basis. Protection One’s management believes these changes provide for a better match of amortization expense in the first five years of the expected decline in revenues. We account for these amortization changes prospectively as a change in estimate. These changes in estimates increased amortization expense for the three months ended June 30, 2002 by approximately $0.2 million, net of tax of $0.1 million, and for the six months ended June 30, 2002 by approximately $0.4 million, net of tax of $0.3 million. The change in estimate had no impact on our reported earnings per share.

5.    RATE MATTERS AND REGULATION

KCC Rate Proceedings

On November 27, 2000, we and KGE filed applications with the KCC for an increase in retail rates. On July 25, 2001, the KCC ordered an annual reduction in our combined electric rates of $22.7 million, consisting of a $41.2 million reduction in KGE’s rates and an $18.5 million increase in our rates.

On August 9, 2001, we and KGE filed petitions with the KCC requesting reconsideration of the July 25, 2001 order. The petitions specifically asked for reconsideration of changes in depreciation, reductions in rate base related to deferred income taxes associated with the KGE acquisition premium and a deferred gain on the sale and leaseback of our LaCygne 2 generating unit, wholesale revenue imputation and several other issues. On September 5, 2001, the KCC issued an order in response to our motions for reconsideration that increased our rates by an additional $7.0 million. The $41.2 million rate reduction in KGE’s rates remained unchanged. This resulted in the total company rate decrease of $15.7 million. On November 9, 2001, we filed an appeal of the KCC decisions with the Kansas Court of Appeals in an action captioned “Western Resources, Inc. and Kansas Gas and Electric Company vs. The State Corporation Commission of the State of Kansas.” On March 8, 2002, the Court of Appeals upheld the KCC orders. On April 8, 2002, we filed a petition for review of the decision of the Court of Appeals with the Kansas Supreme Court. Our petition for review was denied on June 12, 2002.

KCC Investigation and Orders

See Note 6 for a discussion of the order issued by the KCC on July 20, 2001 in the KCC’s docket investigating the proposed separation of our electric utility businesses from our non-utility businesses and other aspects of our unregulated businesses.

FERC Proceeding

Our wholly owned subsidiary, Westar Generating, Inc. (Westar Generating), owns our interest in the State Line generating facility. We purchase Westar Generating’s share of the power generated by State Line. The Federal Energy Regulatory Commission (FERC) establishes the rate at which we buy power from Westar Generating. On February 23, 2001, Westar Generating filed an application with the FERC to establish the rate for the sale of power to us. We have reached a settlement with the FERC staff and the KCC, the only active parties in this proceeding. We filed the settlement on May 24, 2002 with the FERC. The Administrative Law Judge certified the settlement to FERC on June 21, 2002. We expect FERC to rule on the settlement in the near future.

6.    PNM TRANSACTION AND SPLIT-OFF OF WESTAR INDUSTRIES

PNM	Transaction

On May 28, 2002, we gave notice to Public Service Company of New Mexico (PNM) of termination of the merger agreement with PNM and demanded payment of a termination fee in the amount of $25 million. See Note 13, “Legal Proceedings” for a discussion of litigation pending between us and PNM related to the termination of the merger agreement.

KCC	Proceedings and Orders

The merger with PNM contemplated the completion of a rights offering for shares of Westar Industries prior to closing. On May 8, 2001, the KCC opened an investigation of the proposed separation of our electric utility businesses from our non-utility businesses, including the rights offering, and other aspects of our unregulated businesses. The order opening the investigation indicated that the investigation would focus on whether the separation and other transactions involving our unregulated businesses are consistent with our obligation to provide efficient and sufficient electric service at just and reasonable rates to our electric utility customers. The KCC staff was directed to investigate, among other matters, the basis for and the effect of the Asset Allocation and

Separation Agreement we entered into with Westar Industries in connection with the proposed separation and the intercompany payable owed by us to Westar Industries, the separation of Westar Industries, the effect of the business difficulties faced by our unregulated businesses and whether they should continue to be affiliated with our electric utility business, and our present and prospective capital structures. On May 22, 2001, the KCC issued an order nullifying the Asset Allocation and Separation Agreement, prohibiting Westar Industries and us from taking any action to complete the rights offering for common stock of Westar Industries, which was to be a first step in the separation, and scheduled a hearing to consider whether to make the order permanent.

On July 20, 2001, the KCC issued an order that, among other things: (1) confirmed its May 22, 2001 order prohibiting us and Westar Industries from taking any action to complete the proposed rights offering and nullifying the Asset Allocation and Separation Agreement; (2) directed us and Westar Industries not to take any action or enter into any agreement not related to normal utility operations that would directly or indirectly increase the share of debt in our capital structure applicable to our electric utility operations, which has the effect of prohibiting us from borrowing to make a loan or capital contribution to Westar Industries; and (3) directed us to present a financial plan consistent with parameters established by the KCC’s order to restore financial health, achieve a balanced capital structure and protect ratepayers from the risks of our non-utility businesses. In its order, the KCC also acknowledged that we are currently operating efficiently and at reasonable cost and stated that it was not disapproving the PNM transaction or a split-off of Westar Industries. We appealed the orders issued by the KCC to the District Court of Shawnee County, Kansas. On February 5, 2002, the District Court issued a decision finding that the KCC orders were not final orders and that the District Court lacked jurisdiction to consider the appeal. Accordingly, the matter was remanded to the KCC for review of the financial plan we filed as ordered by the KCC as discussed below.

On February 11, 2002, the KCC issued an order primarily related to procedural matters for the review of the financial plan. In addition, the order required that we and the KCC staff make filings addressing whether the filing of applications by us and KGE at FERC, seeking renewal of existing borrowing authority, violated the July 20, 2001 KCC order directing that we not increase the share of debt in our capital structure applicable to our electric utility operations. The KCC staff subsequently filed comments asserting that the refinancing of existing indebtedness with new indebtedness secured by utility assets would in certain circumstances violate the July 20, 2001 KCC order. The KCC filed a motion to intervene in the proceeding at FERC asserting the same position.

On March 26, 2002, the KCC issued an order in which it acknowledged that our FERC filings technically did not violate the July 20, 2001 KCC order. However, the KCC expressed concern that our refinancing plans as described in the FERC filings could, when implemented, increase the share of debt in the capital structure applicable to our electric utility operations. By agreement with the KCC staff and other intervenors, the FERC applications were amended so that the requested authority was limited to short-term (12 months or less) borrowing authority and, as a result, the KCC’s and certain other parties’ interventions were withdrawn. On May 10, 2002 and June 6, 2002, we completed financings under then existing FERC financing authority totaling $1.5 billion. Proceeds from these offerings were used to satisfy upcoming long-term debt maturities and fees related to the offerings. On June 14, 2002, the FERC issued orders approving our applications for short-term borrowing authority. We may file applications for authority for medium- or long-term financing with the FERC related to refinancing future maturing indebtedness. If such applications are filed, we are unable to predict whether the KCC staff or other parties will protest or intervene and, if they do so, the extent to which the FERC will incorporate their positions in orders approving that borrowing authority or any resulting impact on our ability to refinance future maturing indebtedness.

The Financial Plan

The July 20, 2001 KCC order directed us to present a financial plan to the KCC. We presented a financial plan to the KCC on November 6, 2001, which we amended on January 29, 2002. Our financial plan is set forth in full in our 2001 Form 10-K in Note 15 of the Notes to Consolidated Financial Statements, “PNM Merger and Split-Off of Westar Industries—The Financial Plan.” The principal objective of the financial plan is to reduce our total debt as calculated by the KCC to approximately $1.8 billion, a reduction of approximately $1.2 billion. The financial plan contemplated that we would proceed with a rights and warrants offering of Westar Industries common stock to our shareholders and that, in the event that the PNM merger and related split-off did not close, we would use our best efforts to sell our shares of Westar Industries common stock, or shares of our common stock, upon the occurrence of certain events.

On May 30, 2002, Westar Industries gave notice pursuant to a shareholder agreement with ONEOK of its intention to sell all of the common stock and preferred stock of ONEOK owned by Westar Industries. As a result of this notice having been given, ONEOK or its designee has the right to purchase the common stock and preferred stock held by Westar Industries at a cash sales price of $21.77 per share for a period ending on the later of August 28, 2002 and 30 days from the date of receipt of all necessary regulatory approvals, but in no event later than 180 days after May 30, 2002. The sale to ONEOK would provide net proceeds to us of approximately $738 million before expenses. If ONEOK purchases the stock, we would not proceed with the financial plan presented to the KCC.

A hearing at the KCC that reviewed the financial plan began on July 2, 2002 and concluded July 11, 2002. In conjunction with the hearing, on July 9, 2002, the KCC approved the sale of Westar Industries’ interest in ONEOK subject to, among other things, the condition that the net proceeds be used to decrease utility debt. The parties in the docket, including us, will file initial briefs with respect to the hearing by August 19, 2002. Reply briefs must be filed by August 30, 2002. A decision by the KCC will follow that date, but we are unable to predict whether or when the KCC will approve the financial plan or what other action with respect to the financial plan and related matters the KCC may take. We cannot predict whether we will be successful in executing the plan.

7.    INCOME TAXES

We have recorded an income tax benefit for the interim periods using the federal statutory rate of 35%. The effective income tax benefit for the three months ended June 30, 2002 includes a tax benefit of approximately $2.7 million associated with the sale of Protection One’s Canadian operations. Additional information on the sale is included in Note 8, “Discontinued Operations—Sale of Canadian Operations.” Our income tax benefit for the six months ended June 30, 2002 increased due to the impairment charge recorded in the first quarter of 2002. For additional information regarding the impairment charge, see Note 3, “Impairment Charge Pursuant to New Accounting Rules.”

Other differences between our effective tax rate and the statutory rate include the benefit of excluding from taxable income, in accordance with IRS rules, the income from corporate-owned life insurance and 70% of the dividends received from ONEOK. In addition, certain expenses for depreciation, compensation, amortization and state income taxes also affect our effective income tax rate.

8.    DISCONTINUED OPERATIONS—SALE OF CANADIAN OPERATIONS

During the second quarter of 2002, Protection One entered into negotiations for the sale of its Canadian business, which is included in our monitored services segment. The sale was consummated on July 9, 2002. Protection One recorded an impairment loss of approximately $1.3 million, net of tax of $0.7 million, in the second quarter of 2002 as a result of the sale.

The net operating losses of these operations are included in the consolidated statements of income under discontinued operations. The net operating loss for the six months ended June 30, 2002, of $1.7 million, includes an impairment loss on customer accounts of approximately $1.9 million. An impairment charge of $2.3 million relating to the Canadian operations’ goodwill is reflected in the consolidated statement of income for the six months ended June 30, 2002, as a cumulative effect of accounting change from discontinued operations. Revenues from these operations were $2.1 million and $4.2 million for the three and six months ended June 30, 2002, compared to $2.1 million and $4.1 million for the three and six months ended June 30, 2001.

The major classes of assets and liabilities of the Canadian operations are as follows:

	June 30, 2002	December 31, 2001
	(In Thousands)
Assets:
Current assets	$948	$478
Property, plant and equipment, net	608	571
Customer accounts, net	15,649	16,992
Goodwill	2,147	4,842
Other	58	55

Total assets	$19,410	$22,938

Liabilities:
Current liabilities	$1,333	$1,364

9.    STOCK BASED COMPENSATION PLANS

During the second quarter of 2002, active employees awarded restricted share units (RSUs) in prior years were allowed to exchange eligible RSUs for shares of common stock. As a result, approximately 145,000 RSUs were exchanged for approximately 105,000 shares of our common stock. In addition, approximately 317,000 RSUs held by certain executive officers were exchanged for approximately 12,500 shares of preferred stock of Guardian International, Inc. Compensation expenses associated with this exchange totaled approximately $9.0 million for the three and six months ended June 30, 2002.

10.    ICE STORM

In late January 2002, a severe ice storm swept through our utility service area causing extensive damage and loss of power to numerous customers. Through June 30, 2002, we incurred total costs of $18.1 million for restoration costs, a portion of which was capitalized. We have deferred and recorded as a regulatory asset on our June 30, 2002 consolidated balance sheet restoration costs of approximately $14.0 million. We have received an accounting authority order from the KCC that allows us to accumulate and defer for future recovery all operating and carrying costs related to storm restoration.

11.    DEBT FINANCINGS

On May 10, 2002, we completed offerings for $365 million of our first mortgage bonds and $400 million of our unsecured senior notes, both of which will be due on May 1, 2007. The first mortgage bonds bear interest at an annual rate of 7 7/8% and the unsecured senior notes bear interest at an annual rate of 9 3/4%. Interest on the first mortgage bonds and unsecured senior notes is payable semi-annually on May 1 and November 1 of each year, beginning on November 1, 2002. The net proceeds from these offerings were used to repay outstanding indebtedness of $547 million under our existing secured bank term loan, provide for the repayment of $100 million of our 7.25% first mortgage bonds due August 15, 2002 together with accrued interest, reduce the outstanding balance on our existing secured revolving credit facility and pay fees and expenses of the transactions. In conjunction with the May 10, 2002 financing, we amended our secured revolving credit facility to reduce the total commitment under the facility to $400 million from $500 million and to release another $100 million of our first mortgage bonds from collateral.

On June 6, 2002, we entered into a secured credit agreement providing for a $585 million term loan and a $150 million revolving credit facility, each maturing on June 6, 2005, provided that if we have not refinanced or provided for the payment of our 6.25% senior unsecured notes that are putable and callable on August 15, 2003, or our 6.875% senior unsecured notes due August 15, 2004, at least 60 days prior to either such date, the maturity date is the date 60 days prior to either such date. As of August 8, 2002, $166.6 million principal amount of our 6.25% senior unsecured notes and $305.5 million principal amount of our 6.875% senior unsecured notes were outstanding. All loans under the credit agreement are secured by KGE’s first mortgage bonds. The proceeds of the term loan were used to retire an existing revolving credit facility with an outstanding principal balance of $380 million, to provide for the repayment at maturity of $135 million principal amount of KGE first mortgage bonds due December 15, 2003 together with accrued interest, to repurchase approximately $45 million of our outstanding unsecured notes and to pay customary fees and expenses of the transactions. There were no borrowings under the revolving credit facility at closing. As of August 8, 2002, borrowings under the revolving credit facility were $107 million.

Under GAAP, we are required to continue reporting as outstanding debt on our consolidated balance sheet the $100 million principal amount of our 7.25% first mortgage bonds due August 15, 2002 and the $135 million principal amount of KGE first mortgage bonds due December 15, 2003 until the funds deposited with the trustee are used to retire such bonds at maturity. The cash deposited with the trustee is included in restricted cash on our consolidated balance sheet and can only be used for the purpose of repaying this indebtedness and related interest.

12.    EXTRAORDINARY GAIN ON SECURITIES

Protection One’s and our debt securities were repurchased in the open market and extraordinary gains were recognized on the retirement of these debt securities. The extraordinary gain recognized was $7.6 million, net of tax of $4.4 million, during the three months ended June 30, 2002, and $5.8 million, net of tax of $3.1 million, for the same period of 2001. The extraordinary gain recognized during the six months ended June 30, 2002, was $14.1 million, net of tax of $8.1 million, and $10.8 million, net of tax of $5.8 million, for the same period of 2001.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This standard limits the income statement classification of gains and losses from extinguishment of debt as extraordinary to those transactions meeting the criteria of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 prohibits treating gains and losses associated with extinguishments resulting from a company’s risk management strategy as extraordinary. This standard is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. We expect to adopt this standard in the third quarter of 2002. Gains or losses in prior periods that were classified as extraordinary that do not meet the APB Opinion No. 30 criteria will be required to be reclassified. We do not anticipate adoption of this standard will have an impact on our net income or financial condition.

13.    LEGAL PROCEEDINGS

We, Westar Industries, Protection One, its subsidiary Protection One Alarm Monitoring, Inc. (Protection One Alarm Monitoring) and certain present and former officers and directors of Protection One are defendants in a purported class action litigation pending in the United States District Court for the Central District of California, “Alec Garbini, et al. v. Protection One, Inc., et al.,” No. CV 99-3755 DT (RCx). Pursuant to an Order dated August 2, 1999, four pending purported class actions were consolidated into a single action. On February 27, 2001, plaintiffs filed a Third Consolidated Amended Class Action Complaint (Third Amended Complaint). Plaintiffs purported to bring the action on behalf of a class consisting of all purchasers of publicly traded securities of Protection One, including common stock and bonds, during the period of February 10, 1998 through February 2, 2001. The Third Amended Complaint asserted claims under Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 against Protection One, Protection One Alarm Monitoring, and certain present and former officers and directors of Protection One based on allegations that various statements concerning Protection One’s financial results and operations for 1997, 1998, 1999 and the first three quarters of 2000 were false and misleading and not in compliance with GAAP. Plaintiffs alleged, among other things, that former employees of Protection One have reported that Protection One lacked adequate internal accounting controls and that certain accounting information was unsupported or manipulated by management in order to avoid disclosure of accurate information. The Third Amended Complaint further asserted claims against us and Westar Industries as controlling persons under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A claim was also asserted under Section 11 of the Securities Act of 1933 against Protection One’s auditor, Arthur Andersen LLP. The Third Amended Complaint sought an unspecified amount of compensatory damages and an award of fees and expenses, including attorneys’ fees. On June 4, 2001, the District Court (the Court) dismissed plaintiffs’ claims under Sections 10(b) and 20(a) of the Securities Exchange Act. The

Court granted plaintiffs leave to replead such claims. The Court also dismissed all claims brought on behalf of bondholders with prejudice. The Court also dismissed plaintiffs’ claims against Arthur Andersen LLP and the plaintiffs have appealed that dismissal. On February 22, 2002, plaintiffs filed a Fourth Consolidated Amended Class Action Complaint. The new complaint realleges claims on behalf of purchasers of common stock under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The new complaint does not assert any claims against Protection One Alarm Monitoring. On April 5, 2002, we, Protection One and the other defendants filed a motion to dismiss the Fourth Consolidated Amended Class Action Complaint. A settlement of this action was reached on June 12, 2002. A Memorandum of Understanding provides for no finding of wrongdoing on the part of any of the defendants, or any other finding that the claims alleged had merit, and a $7.5 million payment to the plaintiffs, which will be fully funded by Protection One’s existing insurance. The settlement is subject to the execution of definitive documentation and approval by the district court and is expected to take several months to finalize.

On October 12, 2001, PNM filed a lawsuit against us in the Supreme Court of the State of New York. The lawsuit seeks, among other things, declaratory judgment that PNM is not obligated to proceed with the proposed merger based in part upon the KCC orders discussed above and other KCC orders reducing rates for our electric utility business. PNM asserts the orders constitute a material adverse effect and make the condition that the split-off of Westar Industries occur prior to closing incapable of satisfaction. PNM also seeks unspecified monetary damages for breach of representation.

On November 19, 2001, we filed a lawsuit against PNM in the Supreme Court of the State of New York. The lawsuit seeks substantial damages for PNM’s breach of the merger agreement providing for PNM’s purchase of our electric utility operations and for PNM’s breach of its duty of good faith and fair dealing. In addition, we filed a motion to dismiss or stay the declaratory judgment action previously filed by PNM seeking a declaratory judgment that PNM has no further obligations under the merger agreement.

PNM responded to our motion by seeking to dismiss or stay our action in favor of its own. On May 2, 2002, the Court granted PNM’s motion to dismiss our lawsuit, without prejudice to our assertion of all claims alleged therein as counterclaims in the earlier-filed PNM case, and correspondingly denied our motion to dismiss the earlier-filed PNM lawsuit. On May 10, 2002, PNM served us with an amended complaint in which it added to its prior claims requests for declarations that PNM did not breach the terms of the merger agreement and also alleged additional breaches of representations and warranties on our part.

On May 28, 2002, we notified PNM that we were terminating the merger agreement and that we sought payment from PNM of the agreement’s termination fee. PNM responded that it did not believe that it was obligated to pay the fee. On May 30, 2002, we filed our answer and counterclaims to PNM’s amended complaint. The counterclaims allege that PNM breached the merger agreement by wrongfully terminating the agreement and failing to pay the termination fee and failed to disclose to us its intent to withdraw from the transaction. On June 20, 2002, PNM filed its reply to our counterclaims.

PNM filed a motion for summary judgment on July 2, 2002. Limited discovery is proceeding. Our opposition is due August 30, 2002. A mediation is scheduled in September 2002 pursuant to the Court’s order. We are unable to predict the outcome of this litigation.

We and our subsidiaries are involved in various other legal, environmental and regulatory proceedings. We believe that adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect upon our overall financial position or results of operations. See also Notes 5 and 6 for discussion of FERC proceedings and KCC regulatory proceedings.

14.    RELATED PARTY TRANSACTIONS

Below we describe significant transactions between us and Westar Industries and other subsidiaries and related parties. We have disclosed significant transactions even if these have been eliminated in the preparation of our consolidated results and financial position since our proposed financial plan, as discussed in Note 6, “PNM Transaction and Split-Off of Westar Industries,” calls for a split-off of Westar Industries from us to occur in the future. We cannot predict whether the KCC will approve the plan and, if so, whether we will be successful in executing the plan.

Transactions with Westar Industries

On February 28, 2001, Westar Industries converted $350 million of the then outstanding balance of a payable due from us into approximately 14.4 million shares of our common stock, representing 16.9% of our issued common stock after conversion. During the first quarter of 2002, we paid the remaining payable balance owed to Westar Industries of approximately $68 million. The proceeds were used by Westar Industries to purchase our outstanding debt in the open market, which we have accounted for as debt extinguishments. In the second quarter of 2002, Westar Industries transferred to us $71.8 million of our debt securities in exchange for 4,222,134 shares of our common stock. At June 30, 2002, Westar Industries owned $27.3 million of our debt securities. Amounts outstanding and interest earned by Westar Industries have been eliminated in our consolidated financial statements. At June 30, 2002, Westar Industries owned 19,816,642 shares, or 21.6%, of our outstanding common stock. These shares are reflected as treasury stock in our consolidated balance sheets and are not included in our earnings per share calculations.

Transactions Between Westar Industries and Subsidiaries

Protection One Credit Facility

Westar Industries is the lender under Protection One’s senior credit facility. On March 25, 2002, June 3, 2002, June 26, 2002 and July 26, 2002 Westar Industries and Protection One entered into amendments to the facility each of which increased the amount of the facility by $25 million up to a total amount of $255 million. Protection One agreed to pay a 1% amendment fee to Westar Industries based on each of the $25 million increases in the amount of the facility. As of June 30, 2002, approximately $196.5 million was drawn under the facility. Amounts outstanding, accrued interest and facility fees have been eliminated in our consolidated financial statements. The facility currently expires on January 3, 2003.

Purchases of Securities

During the three and six months ended June 30, 2002, Westar Industries and Protection One purchased a total of $42.3 million and $80.8 million, respectively, face value of Protection One bonds on the open market. We recognized an extraordinary gain from the purchase of Protection One bonds of $5.5 million, net of tax of $3.0 million, during the three months ended June 30, 2002 and $10.0 million, net of tax of $5.4 million, during the six months ended June 30, 2002.

During the three and six months ended June 30, 2002, Westar Industries, Protection One and we purchased a total of $106.3 million and $197.4 million, respectively, face value of our bonds on the open market. For the three months ended June 30, 2002, we recognized an extraordinary gain from the purchase of our bonds of $2.0 million, net of tax of $1.3 million, and for the six months ended June 30, 2002, we recognized $4.0 million, net of tax of $2.6 million.

During July 2002, we recognized a gain of $2.9 million, net of tax of $1.6 million, on the repurchase of Protection One and our bonds.

During the six months ended June 30, 2002, Protection One purchased approximately $1.5 million of our preferred stock in open market purchases. These purchases have been accounted for as retirements in our consolidated financial statements. We recognized a gain on reacquired preferred stock of approximately $0.6 million, net of tax of $0.4 million, for the six months ended June 30, 2002 related to these retirements.

See Note 12 of the “Notes to Consolidated Financial Statements” for information with respect to a prospective change in accounting treatment for gains and losses on the purchases and sales of these securities.

Financial Advisory Services

Protection One has entered into an agreement pursuant to which it pays a quarterly fee to Westar Industries for financial advisory services equal to 0.125% of its consolidated total assets at the end of each quarter. This agreement was approved by the independent members of Protection One’s board of directors. Protection One incurred approximately $1.3 million of such fees in the second quarter of 2002 and approximately $2.6 million of such fees in the six months ended June 30, 2002. These amounts have been eliminated in our consolidated financial statements.

Transactions with Protection One

During the fourth quarter of 2001, KGE entered into an option agreement to sell an office building located in downtown Wichita, Kansas, to Protection One for approximately $0.5 million. The sales price was determined by management based on three independent appraisers’ findings. This transaction was completed during June 2002. Although we recognized a loss of $2.6 million on this transaction, we expect to realize annual operating cost savings of approximately $0.9 million. The cost savings will be treated as a regulatory liability in accordance with a March 26, 2002 KCC order.

Effective July 1, 2002, we entered into an outsourcing agreement with a newly formed subsidiary of Protection One named Protection One Data Services, Inc. (PODS) pursuant to which we outsourced to PODS a significant portion of the services and functions previously performed by our internal information technology department. Approximately 100 of our information technology department employees became employees of PODS. PODS will perform the information technology services and functions for a fixed annual fee of approximately $20.9 million, subject to adjustment. No assets were transferred to PODS, but PODS will have access to our equipment, software and facilities to provide the information technology services. The term of the outsourcing agreement expires December 31, 2005, subject to the right of either party to terminate the agreement on six months prior written notice, provided that notice of termination may not be given prior to June 30, 2003. On July 30, 2002, we filed an application for an accounting authority order with the KCC to allow the creation of a regulatory liability for the approximate $1.5 million annual cost savings expected to be achieved as a result of this transaction.

We provide administrative services to Protection One pursuant to services agreements, including accounting, tax, audit, human resources, legal and facilities services. Protection One incurred charges of approximately $1.5 million for the three months ended June 30, 2002 and $2.8 million for the same period of 2001 and approximately $3.1 million for the six months ended June 30, 2002 and $5.2 million for the same period of 2001. We had a net intercompany balance due from Protection One primarily for these services of approximately $1.5 million at June 30, 2002.

Loans to Officers

During 2001 and 2002, we extended loans to our officers for the purpose of purchasing shares of our common stock on the open market. The officers are personally liable for the repayment of the loans, which are unsecured and bear interest, payable quarterly, at a variable rate equal to our short-term borrowing rate. The loans mature on December 4, 2004. The aggregate balance outstanding at June 30, 2002 was approximately $2.0 million, which is classified as a reduction to shareholders’ equity in the accompanying consolidated balance sheet. For the six months ended June 30, 2002, we recorded approximately $44,000 in interest income on these loans. No additional loans will be made as a result of recently adopted federal legislation.

15.    SEGMENTS OF BUSINESS

Our business is segmented based on differences in products and services, production processes and management responsibility.

We have three reportable segments: Electric Utility, Monitored Services and Other. Electric Utility consists of our integrated electric utility operations doing business as Westar Energy. Monitored Services, including the net effect of minority interests, is comprised of our security alarm monitoring business in North America and Europe. Other includes our 45% ownership interest in ONEOK, investments in international power generation facilities and other investments in the aggregate not material to our business or results of operations.

The accounting policies of the segments are the same as those described in our 2001 Form 10-K in Note 2, “Summary of Significant Accounting Policies.” Segment performance is based on earnings (losses) before interest and taxes (EBIT). Prior year segment information has been reclassified, as necessary, to conform with the current year’s presentation.

Three Months Ended June 30, 2002:
	Electric Utility	Monitored Services	Other (a)	Total
	(In Thousands)
Sales	$417,896	$87,230	$—	$505,126
Earnings (losses) before interest and taxes	58,791	(2,262)	13,217	69,746
Interest expense				69,028
Earnings before income taxes				718

Three Months Ended June 30, 2001:
	Electric Utility	Monitored Services	Other (b) (c)	Total
	(In Thousands)
Sales	$412,466	$108,024	$336	$520,826
Earnings (losses) before interest and taxes	46,893	(51,397)	(1,188)	(5,692)
Interest expense				64,622
Losses before income taxes				(70,314)

Six Months Ended June 30, 2002:
	Electric Utility	Monitored Services (g)	Other (b) (d)	Total
	(In Thousands)
Sales	$830,177	$174,892	$252	$1,005,321
Earnings (losses) before interest and taxes	80,090	(253,634)	43,765	(129,779)
Interest expense				130,964
Losses before income taxes				(260,743)

Six Months Ended June 30, 2001:
	Electric Utility (e)	Monitored Services	Other (b) (f)	Total
	(In Thousands)
Sales	$858,484	$220,328	$690	$1,079,502
Earnings (losses) before interest and taxes	89,708	(78,184)	11,395	22,919
Interest expense				131,323
Losses before income taxes				(108,404)

(a)	EBIT includes investment earnings of $13.3 million.
(b)	Sales are from a wholly owned subsidiary of Westar Industries providing paging services, which was sold during the first quarter of 2002.
(c)	EBIT includes losses on investments of $0.5 million.
(d)
EBIT includes investment earnings of $45.4 million consisting of a one-time payment of approximately $14.2 million related to a partial recovery of an investment and approximately $25.5 million of ONEOK investment earnings.

(e)	EBIT does not include the unrealized gain on derivatives reported as a cumulative effect of a change in accounting principle. If the effect had been included, EBIT would have been $120.7 million.
(f)	EBIT includes investment earnings of $11.2 million.
(g)
As a result of the impairment charge recorded in the first quarter of 2002, monitored services’ total assets decreased approximately $935.5 million, from $1.9 billion at December 31, 2001 to $949.7 million at June 30, 2002.

16.    SUBSEQUENT EVENT

Effective July 1, 2002, we adopted the FASB’s Emerging Issues Task Force Issue 02-3 (Issue 02-3), “Accounting for Contracts Involved in Energy Trading and Risk Management Activities.” Issue 02-3 requires net presentation of the mark-to-market gains and losses on energy trading contracts (whether realized or unrealized) in the income statement, unless the contract will settle physically. Currently, we report gains on these contracts in sales and losses in cost of sales in the income statement. The changes will be reflected in our consolidated financial statements for the third quarter of 2002. Prior periods shown in our consolidated financial statements will be reclassified to reflect the effect of this change and to be comparable as required by GAAP. As a result of the net presentation, we expect significant reductions in our power marketing revenues and expenses from those reported in prior periods, which will not affect net income.

WESTAR ENERGY, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in our Annual Report on Form 10-K for the year ended December 31, 2001 (2001 Form 10-K), and should be read in conjunction with that report. In this section, we discuss the general financial condition, significant changes and operating results for us and our subsidiaries. We explain:

•	what factors impact our business,
•	what our earnings and costs were for the three and six months ended June 30, 2002 and 2001,
•	why these earnings and costs differ from period to period,
•	how our earnings and costs affect our overall financial condition and
•	any other items that particularly affect our financial condition or earnings.

SUMMARY OF SIGNIFICANT ITEMS

Potential Changes in ONEOK Ownership

On May 30, 2002, Westar Industries, Inc. (Westar Industries) gave notice pursuant to a shareholder agreement with ONEOK, Inc. (ONEOK) of its intention to sell all of the common stock and preferred stock of ONEOK owned by Westar Industries. As a result of this notice having been given, ONEOK or its designee has the right to purchase the common stock and preferred stock held by Westar Industries at a cash sales price of $21.77 per share for a period ending on the later of August 28, 2002 and 30 days from the date of receipt of all necessary regulatory approvals, but in no event later than 180 days after May 30, 2002. If ONEOK does not purchase the stock during such period, Westar Industries may sell the stock within a 16 month period after May 30, 2002. Net after tax proceeds from the sale to ONEOK would be approximately $738 million before expenses. On July 9, 2002, the sale of Westar Industries’ interest in ONEOK was approved by the Kansas Corporation Commission (KCC) subject to the condition that the net proceeds be used to reduce utility debt. Our bank credit facility requires that the net cash proceeds from a sale of ONEOK stock be used to reduce our debt. We are unable to predict whether any transaction related to a sale of ONEOK will be completed.

Declines in Energy Markets

During 2002, the energy trading market deteriorated due to the effects of overcapacity, narrowing margins, the Enron Corp. bankruptcy and a reduced number of creditworthy counter parties. This deterioration has resulted in significant declines in volume and liquidity, influencing the wholesale power market, primarily in the forward market. As a result, numerous participants in the market for wholesale trading of electricity have recently suffered financial setbacks that have been reported in the media and in Securities and Exchange Commission (SEC) reports. In relation to illegal or inappropriate trading practices, the Federal Energy Regulatory Commission (FERC) and the SEC are investigating many of these same participants. Market capitalization of these companies has been substantially reduced and credit ratings have, in many cases, been downgraded. Our power marketing group routinely does business with some of these companies and these companies may be counter parties to several other entities with whom we routinely do business. These developments have adversely impacted our power marketing business and we are unable to predict if or when the business environment will improve.

CRITICAL ACCOUNTING POLICIES

Since December 31, 2001, we have not experienced any significant changes in our critical accounting policies except for the impact of the defeasance of outstanding debt and the change in depreciation rates as discussed below. For additional information on our critical accounting policies, see our 2001 Form 10-K.

Defeasance of Outstanding Debt

Under generally accepted accounting principles (GAAP), we are required to continue reporting as outstanding debt on our consolidated balance sheet the $100 million principal amount of our 7.25% first mortgage bonds due August 15, 2002, and the $135 million principal amount of Kansas Gas and Electric Company (KGE) first mortgage bonds due December 15, 2003, until the funds deposited with the trustee are used to retire such bonds at maturity. The cash deposited with the trustee is included in restricted cash on our consolidated balance sheet and can be used for the sole purpose of repaying this indebtedness and related interest. See Note 11 of the Notes to Consolidated Financial Statements, “Debt Financings” for discussion of debt financings entered into during the second quarter of 2002.

Change in Depreciation Rates

In its rate order of July 25, 2001, the Kansas Corporation Commission (KCC) extended the recovery period for certain of our generating assets for regulatory rate making purposes. On April 1, 2002, we adopted the new depreciation rates as prescribed in the KCC order for GAAP purposes, after exhausting the available appeals process to contest the extension of our recovery periods for our LaCygne 2 and Wolf Creek generating stations. This change is expected to reduce our annual depreciation expense in our GAAP financial statements by approximately $30 million. See Note 5 of the Notes to Consolidated Financial Statements, “Rate Matters and Regulation” for additional information.

Earnings Per Share

Basic earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the period reported. Diluted earnings per share include the effect of potential issuances of common shares resulting from the assumed vesting of all outstanding restricted share units and exercise of all outstanding stock options issued pursuant to the terms of our stock-based compensation plans. The dilutive effect of stock-based compensation and stock options is computed using the treasury stock method. The number of potential dilutive securities for the three and six months ended June 30, 2002 were 0.4 million.

OPERATING RESULTS

The following discussion explains significant changes in operating results for the three and six months ended June 30, 2002 and 2001.

Westar Energy Consolidated

Three Months Ended June 30, 2002, Compared to Three Months Ended June 30, 2001: Sales decreased $15.7 million, or 3%, principally due to a $20.8 million decrease in monitored services sales caused by the decline in its customer base, which was due to attrition and dispositions in 2001 of certain monitored services operations. This decrease was partially offset by a $5.4 million increase in energy sales. Increased commercial revenues offset lower retail revenues resulting from our KCC-ordered rate decrease and decreased industrial demand resulting from weak economic conditions. Power marketing and wholesale sales also decreased due to lower prices and current market conditions. See “—Business Segments” below for additional information.

Cost of sales decreased $31.4 million, or 13%. The decrease in the cost of sales was primarily due to a decrease in the mark to market on derivatives. This decrease was partially offset by increases in power marketing, purchased power and fuel expenses. Protection One, Inc.’s (Protection One) efforts to reduce costs through consolidation of service centers and other cost cutting measures also contributed to the decline in cost of sales. Gross profit increased $15.7 million due to the above mentioned factors. Gross profit as a percentage of sales increased from 55% during the 2001 period to 59% during the 2002 period.

Basic earnings per share were $0.18 for the second quarter of 2002, compared to basic losses per share of $0.43 for the same period of 2001.

Six Months Ended June 30, 2002, Compared to Six Months Ended June 30, 2001: Sales decreased $74.2 million, or 7%. A decrease in monitored services sales caused by the decline in its customer base, which was due in part to attrition and dispositions in 2001 of certain monitored services operations, contributed approximately $45.4 million to the decrease. Energy sales accounted for $28.3 million of the decrease. The decrease in energy sales was principally the result of lower power marketing revenues related to lower prices and weak market conditions, lower industrial revenues related to weak economic conditions, and lower retail revenues related to our rate decrease. An increase in commercial revenues offset a portion of these decreases. See “—Business Segments” below for additional information.

Cost of sales decreased $87.6 million, or 17%. The decrease in the cost of sales was primarily due to decreases in the mark to market on derivatives, purchased power and power marketing expense. This decrease was partially offset by increased fuel expense. Protection One’s efforts to reduce costs through consolidation of service centers and other cost cutting measures also contributed to the decline in cost of sales. Gross profit increased $13.5 million due to the above mentioned factors. Gross profit as a percentage of sales increased from 53% during the 2001 period to 58% during the 2002 period.

Basic losses per share were $8.94 for the six months ended June 30, 2002, compared to $0.37 for the same period of 2001. This change is primarily attributable to the impairment charge recorded in the first quarter of 2002 and the first quarter 2002 charge related to a work force reduction.

Business Segments

Our business is segmented based on differences in products and services, production processes and management responsibility.

We have three reportable segments: Electric Utility, Monitored Services, and Other. Electric Utility consists of our integrated electric utility operations, including the generation and purchase of power, the transmission and distribution of power to our retail customers in Kansas and to wholesale customers, and our power marketing activities, which attempt to minimize commodity price risk associated with fuel purchases and purchased power requirements. Monitored Services, including the net effect of minority interests, is comprised of our security alarm monitoring business in North America and Europe. Other includes our 45% ownership interest in ONEOK, investments in international power generation facilities and other investments in the aggregate not material to our business or results of operations.

The accounting policies of the segments are the same as those described in our 2001 Form 10-K in Note 2, “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.” Prior year segment information has been reclassified, as necessary, to conform with the current year’s presentation.

We manage our business segments’ performance based on earnings (losses) before interest and taxes (EBIT). EBIT does not represent cash flow from operations as defined by GAAP, should not be construed as an alternative to operating income and is indicative neither of operating performance nor cash flows available to fund our cash needs. Items excluded from EBIT are significant components in understanding and assessing our financial performance. Interest expense, income taxes, extraordinary gains, cumulative effects of accounting changes and preferred stock are items that are excluded from the calculation of EBIT. We believe presentation of EBIT enhances an understanding of financial condition, results of operations and cash flows because EBIT is used by us to satisfy our debt service obligations, capital expenditures and other operational needs, as well as to provide funds for growth. EBIT is the primary measurement used by our management to evaluate segment performance. Our computation of EBIT may not be comparable to other similarly titled measures of other companies.

Electric Utility

Our electric sales for the three and six months ended June 30, 2002 and 2001 are as follows:

	Three Months Ended June 30,
	2002	2001	% Change
	(In Thousands)
Residential	$98,797	$101,886	(3.0)
Commercial	95,196	88,019	8.2
Industrial	61,233	63,458	(3.5)
Other	26,250	11,542	127.4

Total retail	$281,476	$264,905	6.3
Wholesale and Interchange	51,799	54,854	(5.6)
Power Marketing	84,621	92,707	(8.7)

Total	$417,896	$412,466	1.3

	Six Months Ended June 30,
	2002	2001	% Change
	(In Thousands)
Residential	$187,411	$192,805	(2.8)
Commercial	176,390	170,630	3.4
Industrial	117,445	122,514	(4.1)
Other	51,257	24,560	108.7

Total retail	$532,503	$510,509	4.3
Wholesale and Interchange	114,696	119,496	(4.0)
Power Marketing	182,978	228,479	(19.9)

Total	$830,177	$858,484	(3.3)

The following table reflects changes in electric sales volumes, as measured by megawatt hours (MWh), for the three and six months ended June 30, 2002 and 2001. No sales volumes are included for power marketing sales because these sales are not based on electricity we generate.

	Three Months Ended June 30,
	2002	2001	% Change
	(Thousands of MWh)
Residential	1,400	1,381	1.4
Commercial	1,703	1,566	8.7
Industrial	1,379	1,468	(6.1)
Other	26	26	—

Total retail	4,508	4,441	1.5
Wholesale and Interchange	1,979	1,716	15.3

Total	6,487	6,157	5.4

	Six Months Ended June 30,
	2002	2001	% Change
	(Thousands of MWh)
Residential	2,714	2,711	0.1
Commercial	3,156	3,044	3.7
Industrial	2,655	2,822	(5.9)
Other	54	54	—

Total retail	8,579	8,631	(0.6)
Wholesale and Interchange	4,509	3,733	20.8

Total	13,088	12,364	5.9

Three Months Ended June 30, 2002, Compared to Three Months Ended June 30, 2001: Energy sales increased $5.4 million, or 1%. Retail sales increased $16.6 million, or 6%, primarily due to the increase in other revenues. The increase in other revenues is attributable to a new Southwest Power Pool (SPP) network tariff. The new tariff requires us to pay to the SPP all expenses associated with transporting power from our generating stations. The SPP then pays us for distributing power to our retail customers and these payments are reflected in other revenues. Prior to the implementation of the new tariff, we had offsetting revenues and expenses, because an internal allocation was used. Otherwise, retail sales increased approximately $1.9 million, or less than 1%, with increased commercial revenues offsetting the effect of the July 2001 rate decrease and lower industrial sales caused by weak economic conditions. The decrease in power marketing sales was primarily due to lower prices and less volume being traded in the market.

Cost of sales is comprised of fuel used for generation, mark to market on derivatives, purchased power and power marketing expense. Cost of sales decreased $19.9 million, or 10%, primarily due to a $33.1 million decrease in the mark to market on derivatives because of market downturns as discussed above under “—Summary of Significant Items —Declines in Energy Markets.” Partially offsetting this decrease were increases of approximately $6.7 million in power marketing expense, $5.8 million in fuel expense and $0.8 million in purchased power expense. Gross profit increased $25.3 million, or 12%, due to the above mentioned factors.

A portion of the increase in fuel and purchased power expenses was attributable to the maintenance outage at Wolf Creek as other more expensive sources of power were used to replace the loss of power from Wolf Creek. Wolf Creek has a scheduled refueling and maintenance outage approximately every 18 months. Wolf Creek was shut down for 36 days for its 12th scheduled refueling and maintenance outage, which began on March 23, 2002 and ended on April 27, 2002.

Operating expenses increased $15.4 million, or 9%, primarily due to a scheduling charge from the SPP as a result of the new SPP network tariff as discussed above and the exchange of restricted share units (RSUs) as discussed in Note 9 of the “Notes to Consolidated Financial Statements.”

Due to the above factors, income from operations increased $9.9 million, which was the primary reason EBIT increased $11.9 million, from $46.9 million for the three months ended June 30, 2001 to $58.8 million for the same period of 2002.

Six Months Ended June 30, 2002, Compared to Six Months Ended June 30, 2001: Energy sales decreased $28.3 million, or 3%, primarily due to lower power marketing revenues, especially in comparison to the strong first quarter in 2001. Retail sales increased $22 million, or 4%, primarily due to the increase in other revenues, which is attributable to the new SPP network tariff as discussed above. An increase in commercial revenues partially offset the effect of the July 2001 rate decrease and lower industrial demand related to weak economic conditions. Wholesale and interchange sales decreased primarily due to weather and market conditions. The decrease in power marketing sales was primarily due to lower prices and less volume being traded in the market.

Cost of sales decreased $64.9 million, or 15%, primarily due to a $40.3 million decrease in power marketing expense as a result of the decrease in power marketing sales, a $27 million decrease in the mark to market on derivatives because of market downturns as discussed above under “—Summary of Significant Items — Declines in Energy Markets” and a $6.9 million decrease in purchased power. Partially offsetting these decreases was an increase of approximately $9.1 million in fuel expense.

Gross profit increased $36.6 million, or 8%, due to the above mentioned factors. The increase in gross profit is partly due to how we were required to record a gain on certain derivatives acquired in 2001 to mitigate the risk of changing prices on our natural gas fuel requirements. Prior to the adoption of Statement of Financial Accounting Standards (SFAS) No. 133 on January 1, 2001, gains and losses on these derivatives were deferred until settlement and reflected in gross profit at that time. However, upon adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we were required to report a $31.0 million gain on these contracts as of that date as a cumulative effect of a change in accounting principle. This gain was reported on our consolidated statements of income for the six months ended June 30, 2001 on a net-of-tax basis below income tax expense in accordance with accounting standards. All gains and losses after January 1, 2001 on our derivatives that are not designated as hedges are reflected in gross profit. Had we included the gain in cost of sales in 2001, our $36.6 million increase in gross profit would have been an increase of $5.6 million because the decline in sales would have been smaller than the decline in cost of sales.

A portion of the increase in fuel expense was attributable to the refueling and maintenance outage at Wolf Creek as other more expensive sources of power were used to replace the loss of power from Wolf Creek as discussed above.

Operating expenses increased $47.5 million, or 14%, primarily due to a scheduling charge from the SPP as a result of the new SPP network tariff as discussed above, as a result of employee severance costs related to the work force reduction during the first quarter and the compensation expense associated with the exchange of previous RSU grants as discussed in Note 9 of the “Notes to Consolidated Financial Statements.”

Due to the above factors, income from operations decreased $10.9 million, which was the primary reason EBIT declined $9.6 million, from $89.7 million for the six months ended June 30, 2001 to $80.1 million for the same period of 2002.

Monitored Services

Protection One and Protection One Europe comprise our monitored services business segment. The results discussed below reflect monitored services on a stand-alone basis. These results take into consideration Protection One’s minority interest of approximately 13% at June 30, 2002 and 15% at June 30, 2001. Details concerning EBIT attributable to our monitored services segment are as follows:

	Three Months Ended June 30,
	2002	2001
	(In Thousands)

Sales	$87,230	$108,024
Earnings (losses) before interest and taxes	(2,262)	(51,397)

	Six Months Ended June 30,
	2002	2001
	(In Thousands)

Sales	$174,892	$220,328
Earnings (losses) before interest and taxes	(253,634)	(78,184)

Three Months Ended June 30, 2002, Compared to Three Months Ended June 30, 2001: Sales decreased $20.8 million primarily due to a decline in the monitored services segment’s average customer base, which was due primarily to attrition and dispositions in 2001 of certain monitored services operations. The monitored services segment experienced a net decline of 14,740 customers in the second quarter of 2002. Protection One’s customer acquisition strategies have not been able to generate accounts in a sufficient volume at an acceptable cost to replace accounts lost through attrition. See “— Other Information — Monitored Services —Attrition” below for discussion regarding attrition. Protection One expects this trend will continue until the efforts it is making to acquire new accounts and reduce attrition become more successful than they have been to date. Until it is able to reverse this trend, net losses of customer accounts will materially and adversely affect its business, financial condition and results of operations. Protection One is currently focusing on reducing attrition, the development of cost effective marketing programs and the generation of positive cash flow.

Cost of sales generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations. Cost of sales decreased $11.5 million primarily due to Protection One’s reduced customer base, efforts to reduce costs through consolidation of service centers and other cost cutting measures and due to dispositions in 2001 of certain monitored services operations. As a result of sales declining at a higher rate than cost of sales, gross profit decreased $9.3 million.

Operating expenses decreased $62.6 million primarily due to a $30.7 million decrease in depreciation and amortization expense primarily due to decreases in goodwill and customer account amortization as a result of adoption of SFAS No. 142, a decrease of $18 million due to the dispositions of monitored services operations in 2001 and a decrease of $12.3 million in selling, general and administrative expenses primarily due to declines in administrative and general salaries and outside services employed. Primarily as a result of the decline in operating expenses, EBIT increased $49.1 million.

Six Months Ended June 30, 2002, Compared to Six Months Ended June 30, 2001: Sales decreased $45.4 million primarily due to a decline in the monitored services segment’s average customer base, which was due primarily to attrition and dispositions in 2001 of certain monitored services operations. The monitored services segment experienced a net decline of 32,037 customers in the six months ended 2002. Protection One’s customer acquisition strategies have not been able to generate accounts in a sufficient volume at an acceptable cost to replace accounts lost through attrition. See “— Other Information — Monitored Services — Attrition” below for discussion regarding attrition. Protection One expects this trend will continue until the efforts it is making to acquire new accounts and reduce attrition become more successful than they have been to date. Until it is able to reverse this trend, net losses of customer accounts will materially and adversely affect its business, financial condition and results of operations. Protection One is currently focusing on reducing attrition, the development of cost effective marketing programs and the generation of positive cash flow.

Cost of sales decreased $22.6 million primarily due to Protection One’s reduced customer base, efforts to reduce costs through consolidation of service centers and other cost cutting measures and due to dispositions in 2001 of certain monitored services operations. As a result of sales declining at a higher rate than cost of sales, gross profit decreased $22.8 million.

Operating expenses increased $229.6 million primarily due to a $332.2 million loss on impairment of customer accounts, which was partially offset by decreases in operating and maintenance, depreciation and amortization, selling, general and administrative expenses and dispositions of monitored services operations. The decrease in depreciation and amortization expense of $61.3 million is primarily due to decreases in goodwill and customer account amortization as a result of the adoption of SFAS No. 142. Selling, general and administrative expenses decreased $20 million primarily due to reductions in outside services used by Protection One primarily due to completion of special software projects and a reduction in wages and related benefits due to a reduction in Protection One’s workforce. Dispositions of monitored services operations in 2001 accounted for approximately $18 million of the decrease in operating expenses.

As a result of the decline in gross profit and the increases in operating and other expenses, loss before interest and taxes increased $175.5 million. Also as a result of the impairment, monitored services’ total assets decreased approximately $935.5 million, from $1.9 billion for the year ended December 31, 2001 to $949.7 million for the six months ended June 30, 2002.

Other

Other includes a 45% interest in ONEOK, investments in international power generation facilities and other investments in the aggregate not material to our business or results of operations. Details concerning EBIT attributable to this segment are as follows:

	Three Months Ended June 30,
	2002	2001
	(In Thousands)

Sales	$—	$336
Earnings (losses) before interest and taxes	13,217	(1,188)

	Six Months Ended June 30,
	2002	2001
	(In Thousands)

Sales	$252	$690
Earnings (losses) before interest and taxes	43,765	11,395

Three Months Ended June 30, 2002, Compared to Three Months Ended June 30, 2001: Sales shown above are from a wholly owned subsidiary of Westar Industries that was sold in the first quarter of 2002 that provided paging services. EBIT increased $14.4 million primarily as a result of increased investment earnings, which increased $13.8 million, from an investment loss of $0.5 million in 2001 to investment earnings of $13.3 million in 2002. During the second quarter of 2001, we wrote down the cost basis of certain equity securities to their fair value.

Six Months Ended June 30, 2002, Compared to Six Months Ended June 30, 2001: The timing of the disposition of Westar Industries’ subsidiary, as discussed above, is the primary reason sales declined approximately $0.4 million. EBIT increased $32.4 million primarily as a result of increased investment earnings, which increased $34.2 million, from $11.2 million in 2001 to $45.4 million in 2002, primarily as a result of a one-time payment of approximately $14.2 million related to a partial recovery of an investment and the write-downs of certain equity securities in 2001.

WESTAR ENERGY CONSOLIDATED

The following discussion addresses changes in other items affecting net income but not affecting EBIT for the three and six months ended June 30, 2002 compared to the same period of 2001.

Interest Expense

Three Months Ended June 30, 2002, Compared to Three Months Ended June 30, 2001: Interest expense increased $4.4 million primarily due to increased interest rates on long-term debt resulting from our May 10, 2002 and June 6, 2002 debt financings.

Six Months Ended June 30, 2002, Compared to Six Months Ended June 30, 2001: Interest expense decreased approximately $0.4 million. During the first quarter of 2002, interest expense decreased $4.8 million due to lower interest rates and lower outstanding debt at Protection One. This decrease was partially offset by the increase in interest expense as discussed in the above paragraph.

Income Taxes

We have recorded an income tax benefit for the interim periods using the federal statutory rate of 35%. The effective income tax benefit for the three months ended June 30, 2002 includes a tax benefit of approximately $2.7 million associated with the sale of Protection One’s Canadian operations. Additional information on the sale is included in Note 8 of the Notes to Consolidated Financial Statements, “Discontinued Operations — Sale of Canadian Operations.” Our income tax benefit for the six months ended June 30, 2002 increased due to the impairment charge recorded in the first quarter of 2002. For additional information regarding the impairment charge, see Note 3 of the Notes to Consolidated Financial Statements, “Impairment Charge Pursuant to New Accounting Rules.”

Other differences between our effective tax rate and the statutory rate include the benefit of excluding from taxable income, in accordance with IRS rules, the income from corporate-owned life insurance and 70% of the dividends received from ONEOK. In addition, certain expenses for depreciation, compensation, amortization and state income taxes also affect our effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

We had $97.7 million in cash and cash equivalents at June 30, 2002. We consider cash equivalents to be highly liquid investments with a maturity of three months or less when purchased. We also had $134.4 million of restricted cash classified as a current asset at June 30, 2002. The current asset portion of our restricted cash consists of $17.9 million cash held in escrow as required by certain letters of credit and various other deposits, $113.9 million cash held in trust for the defeasance of first mortgage bonds and the payment of related interest and $2.6 million held in a trust account for Protection One’s workers’ compensation claims. In addition, we had $175.2 million of restricted cash classified as a long-term asset, which consists primarily of $34.1 million of cash held in escrow as required by the terms of a pre-paid capacity and transmission agreement, $1.0 million of cash used to collateralize letters of credit and $140.1 million cash held in trust for the defeasance of KGE first mortgage bonds and the payment of related interest.

At June 30, 2002, current maturities of long-term debt were approximately $118.0 million, including $100 million of first mortgage bonds for which funds have been deposited with a trustee for defeasance, and short-term debt outstanding was $8.8 million. Current maturities of long-term debt decreased primarily due to the repayment of certain indebtedness in conjunction with our May 10, 2002 and June 6, 2002 debt refinancings.

On May 10, 2002, we completed offerings for $365 million of our first mortgage bonds and $400 million of our unsecured senior notes, both of which will be due on May 1, 2007. The first mortgage bonds bear interest at an annual rate of 7 7/8% and the unsecured senior notes bear interest at an annual rate of 9 3/4%. Interest on the first mortgage bonds and unsecured senior notes is payable semi-annually on May 1 and November 1 of each year, beginning on November 1, 2002. The net proceeds from these offerings were used to repay outstanding indebtedness of $547 million under our existing secured bank term loan, provide for the repayment of $100 million of our 7.25% first mortgage bonds due August 15, 2002 together with accrued interest, reduce the outstanding balance on our existing secured revolving credit facility and pay fees and expenses of the transactions. In conjunction with the May 10, 2002 financing, we amended our secured revolving credit facility to reduce the total commitment under the facility to $400 million from $500 million and to release another $100 million of our first mortgage bonds from collateral.

On June 6, 2002, we entered into a secured credit agreement providing for a $585 million term loan and a $150 million revolving credit facility, each maturing on June 6, 2005, provided that if we have not refinanced or provided for the payment of our 6.25% senior unsecured notes that are putable and callable on August 15, 2003, or our 6.875% senior unsecured notes due August 15, 2004, at least 60 days prior to either such date, the maturity date is the date 60 days prior to either such date. As of August 8, 2002, $166.6 million principal amount of our 6.25% senior unsecured notes and $305.5 million principal amount of our 6.875% senior unsecured notes were outstanding. All loans under the credit agreement are secured by KGE’s first mortgage bonds. The proceeds of the term loan were used to retire an existing revolving credit facility with an outstanding principal balance of $380 million, to provide for the repayment at maturity of $135 million principal amount of KGE first mortgage bonds due December 15, 2003 together with accrued interest, to repurchase approximately $45 million of our outstanding unsecured notes and to pay customary fees and expenses of the transactions. There were no borrowings under the revolving credit facility at closing. As of August 8, 2002, borrowings under the revolving credit facility were $107 million.

On July 25, 2002, we entered into an amendment to the agreement related to our accounts receivable securitization that extended the term for an additional year and eliminated our right to increase the amount of the accounts receivable we had a right to sell during certain periods from $125 million to $175 million. See Note 4 of the Notes to Consolidated Financial Statements in our 2001 Form 10-K for additional information about the accounts receivable securitization.

We believe we will have sufficeint cash to fund future operations of our business, including the payment of dividends, from a combination of cash on hand, cash flow and borrowings under our revolving credit facility.

Under GAAP, we are required to continue reporting as outstanding debt on our consolidated balance sheet the $100 million principal amount of our 7.25% first mortgage bonds due August 15, 2002, and the $135 million principal amount of KGE first mortgage bonds due December 15, 2003, until the funds deposited with the trustee are used to retire such bonds at maturity. The cash deposited with the trustee is included in restricted cash on our consolidated balance sheet and can only be used for the purpose of repaying this indebtedness and related interest.

In August 1998, we entered into an option contract with an investment bank related to the issuance of $400 million of our 6.25% senior unsecured notes that have a final maturity of August 15, 2018 and are putable and callable on August 15, 2003. This option contract will be settled in August 2003 through either a remarketing of the senior notes or a cash payment. If settled in cash, the amount of the payment due to the investment bank will be based on the decrease in 10 year United States treasury rates from the rate of 5.44% at the time the senior notes were issued. At the current rate of 4.37%, we would be obligated to make a cash payment of approximately $47 million to settle the contract. The amount of our liability will increase or decrease approximately $5 million for every 10 basis point change in the 10 year treasury rate. We have not made a determination how we will settle the contract if treasury rates in August 2003 are lower than the base rate in the contract.

The table below shows changes from our 2001 Form 10-K, in the projected future cash payments for our contractual obligations for long-term debt existing at June 30, 2002:

At June 30, 2002:
Contractual Obligations	Total	July 1, 2002 through December 31, 2002	2003	2004	2005-2006	Thereafter
	(Dollars in Thousands)
Long-term debt	$3,623,416	$107,618	$159,974	$322,189	$983,051	$2,050,584
Restricted cash deposited with the trustee for defeasance (a)	(235,000)	(100,000)	(135,000)	—	—	—

Adjusted long-term debt	$3,388,416	$7,618	$24,974	$322,189	$983,051	$2,050,584

(a)	See Note 2 of the Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies” for description of funds deposited with trustee for repayment of debt.

Credit Ratings

Standard & Poor’s (S&P), Fitch Investors Service (Fitch) and Moody’s Investors Service (Moody’s) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal on these securities. On April 2, 2002, Moody’s downgraded its ratings on Protection One’s outstanding securities with the outlook remaining negative. On April 18, 2002, Fitch lowered our senior unsecured debt ratings and reaffirmed that all our securities remain on Rating Watch Evolving. On April 25, 2002, S&P confirmed our ratings with a negative outlook. On April 29, 2002, Moody’s confirmed our ratings with a negative outlook.

As of July 31, 2002, ratings with these agencies are as follows:

	Western Resources Mortgage Bond Rating	Western Resources Unsecured Debt	KGE Mortgage Bond Rating	Protection One Senior Unsecured Debt	Protection One Senior Subordinated Unsecured Debt
S&P	BBB-	BB-	BB+	B	CCC+
Fitch	BB+	BB-	BB+	B	CCC+
Moody’s	Ba1	Ba2	Ba1	Caa1	Caa3

Cash Flows from (used in) Operating Activities

Cash provided by operating activities decreased $30.1 million to $64.7 million for the six months ended June 30, 2002, from $94.8 million for the same period of 2001. This decrease is mostly attributable to the severance and storm restoration costs incurred in the first quarter.

Cash Flows from (used in) Investing Activities

We spent $76.4 million during the six months ended June 30, 2002, in comparison to $94.6 million during the same period of 2001, on net additions to property, plant and equipment. During the six months ended June 30, 2001, we spent $39.3 million for construction of new generating facilities. These major projects were completed during 2001. Investment in customer accounts amounted to $19.3 million during the six months ended June 30, 2002 and $19.1 million in the same period of 2001.

Proceeds from other investments during the six months ended June 30, 2002 amounted to $14.9 million primarily attributable to $7.3 million received on the disposition of our portfolio of affordable housing tax credit limited partnerships and a $5.3 million final payment from the sale of Paradigm.

Cash Flows from (used in) Financing Activities

We had cash from financing activities of $12.3 million during the six months ended June 30, 2002 compared to net cash flows from financing activities of $53.8 million in the same period of 2001. In 2002, proceeds from the issuance of long-term debt was the primary source of cash flows from financing activities. Cash flows from financing activities were used to fund our investment in operation, the retirement or defeasance of long-term debt, the reduction of our short-term debt balance, and the payment of dividends on our common stock.

Capital Structure

During the first quarter of 2002, we recorded an impairment of our goodwill and customer accounts as more fully described above in “— Summary of Significant Items — Impairment Charge Pursuant to New Accounting Rules,” which affected our capital structure. Our capital structure at June 30, 2002 and December 31, 2001 was as follows:

	June 30, 2002	December 31, 2001
Shareholders’ equity	23%	36%
Preferred stock	1	1
Western Resources obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company subordinated debentures	4	4
Long-term debt, net	72	59

Total	100%	100%

Debt and Equity Repurchase Plans

Westar Industries and Protection One may, from time to time, purchase Protection One’s debt and equity securities in the open market or through negotiated transactions. We, Westar Industries and Protection One may also purchase our debt and equity securities in the open market or through negotiated transactions. The timing and terms of purchases and the amount of debt or equity actually purchased will be determined based on market conditions and other factors.

OTHER INFORMATION

Electric Utility—Competition and Deregulation

As reported in our 2001 Form 10-K, the Southwest Power Pool (SPP) and the Midwest Independent System Operator (MISO) agreed in October 2001 to consolidate and form a regional transmission organization (RTO). On May 30, 2002, FERC approved the planned merger. The merger order requires MISO and SPP to file a revised consolidated open-access transmission tariff by November 1, 2002. This new organization will operate our transmission system as part of an interconnected transmission system encompassing over 120,000 MW of generation capacity located in 20 states. MISO collects revenues attributable to the use of each member’s transmission system, and each member is able to transmit power purchased, generated for sale or bought for resale in the wholesale market, throughout the entire MISO system. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Information — Electric Utility — Competition and Deregulation,” in our 2001 Form 10-K.

Monitored Services—Attrition

Customer attrition has a direct impact on the results of our monitored security operations since it affects its revenues, amortization expense and cash flow. See “— Operating Results — Monitored Services” and our 2001 Form 10-K for additional information regarding customer attrition.

Customer attrition for the three months ended June 30, 2002 and 2001 is summarized below.

	Customer Account Attrition
	June 30, 2002		June 30, 2001
	Annualized Second Quarter	Trailing Twelve Month	Annualized Second Quarter	Trailing Twelve Month
Protection One (a)	10.8%	14.3%	12.3%	14.3%
Protection One Europe (b)	19.8%	11.3%	10.2%	6.9%

(a)	Excludes Canadian operations.
(b)	United Kingdom operations were disposed of in June 2001.

Market Risk Disclosure

We are exposed to market risk, including market changes, changes in commodity prices, equity instrument investment prices and interest rates. Since December 31, 2001, we have not experienced any significant changes in our exposure to market risk. For additional information on our market risk, see our 2001 Form 10-K.

Hedging Activity

The following table summarizes the effects our natural gas hedges and our interest rate swap had on our financial position and results of operations for the three and six months ended June 30, 2002:

	Natural Gas Hedges (a)	Interest Rate Swap	Total Cash Flow Hedges
	(Dollars in Thousands)
Three Months Ended June 30, 2002:
Fair value of derivative instruments:
Current	$1,627	$—	$1,627
Long-term	4,679	(6,548)	(1,869)

Total	$6,306	$(6,548)	$(242)

Change in amounts in accumulated other comprehensive income	$5,219	$(7,065)	$(1,846)
Adjustment for losses included in net income	1,193	—	1,193
Change in estimated income tax expense (benefit)	(2,415)	1,548	(867)

Net Comprehensive Gain	$3,997	$(5,517)	$(1,520)

Anticipated reclassifications to earnings in the next 12 months (b)	$1,627	$—	$1,627

Duration of hedge designation as of June 30, 2002	25 months	16 months	—

	Natural Gas Hedges (a)	Interest Rate Swap	Total Cash Flow Hedges
	(Dollars in Thousands)
Six Months Ended June 30, 2002:
Fair value of derivative instruments:
Current	$1,627	$—	$1,627
Long-term	4,679	(6,548)	(1,869)

Total	$6,306	$(6,548)	$(242)

Change in amounts in accumulated other comprehensive income	$24,251	$(3,892)	$20,359
Adjustment for losses included in net income	2,157	—	2,157
Change in estimated income tax expense (benefit)	(10,504)	1,548	(8,956)

Net Comprehensive Gain	$15,904	$(2,344)	$13,560

Anticipated reclassifications to earnings in the next 12 months (b)	$1,627	$—	$1,627

Duration of hedge designation as of June 30, 2002	25 months	16 months	—

(a)
Natural gas hedge assets and liabilities are classified in the balance sheet as energy trading contracts. Due to the volatility of gas commodity prices, it is probable that gas prices will increase and decrease over the remaining 25 months that these relationships are in place.

(b)	The actual amounts that will be reclassified to earnings could vary materially from this estimated amount due to changes in market conditions.

Fair Value of Energy Trading Contracts

The tables below show the difference between the market value and the notional values of energy trading contracts outstanding for the six months ended June 30, 2002, their sources and maturity periods:

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding at the beginning of the period	$2,309
Less contracts realized or otherwise settled during the period	10,991
Fair value of new contracts entered into during the period	26,751

Fair value of contracts outstanding at the end of the period	$18,069

	Fair Value of Contracts at End of Period
Source of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years
	(In Thousands)
Prices actively quoted (futures)	$2,055	$(1,957)	$4,012	$—	$—
Prices provided by other external sources (swaps and forwards)	18,008	11,934	6,074	—	—
Prices based on models and other valuation models (options and other)	(1,994)	(1,487)	(507)	—	—

Total fair value of contracts outstanding	$18,069	$8,490	$9,579	$—	$—

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to the market risk disclosure is set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Information—Market Risk Disclosure” which is incorporated herein by reference.

WESTAR ENERGY, INC.

Part II.    Other Information

ITEM 1.    LEGAL PROCEEDINGS

Information regarding legal proceedings is set forth in Note 13 in the “Notes to Consolidated Financial Statements” included in Part 1, Item 1 of this report. The disclosure set forth in Note 13, “Legal Proceedings” is incorporated herein by reference.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 10, 2002, we issued 1,097,631 shares of our common stock to Westar Industries in exchange for $19.0 million principal amount of our 6.25% senior notes that are putable and callable in August 2003.

On May 21, 2002, we issued 208,956 shares of our common stock to Westar Industries in exchange for $3.6 million principal amount of our 6.25% senior notes that are putable and callable in August 2003.

On June 6, 2002, we issued 2,915,547 shares of our common stock to Westar Industries in exchange for approximately $50.2 million principal amount of our 6.25% senior notes that are putable and callable in August 2003.

No underwriters were involved in these transactions, all of which were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on June 11, 2002. At the meeting, the holders of 59,193,978 shares voted either in person or by proxy to elect two Class III directors and one Class I director and to amend our Restated Articles of Incorporation to change our name from Western Resources, Inc. to Westar Energy, Inc.

Mr. Becker and Mr. Lake were elected Class III directors to serve a term of three years. Mr. Edwards was elected a Class I director to serve a term of one year.

	Votes
	For	Withheld
Frank J. Becker	56,850,801	2,343,177
Douglas T. Lake	56,832,927	2,361,051
R.A. Edwards	56,349,976	2,844,002

Our Restated Articles of Incorporation were amended to change our name from Western Resources, Inc. to Westar Energy, Inc. The vote was as follows:

For	Against	Abstain
56,431,491	2,079,384	683,103

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a	)	Exhibits:

		4.1	–	Forty-First Supplemental Indenture dated June 6, 2002 between Kansas Gas and Electric Company and BNY Midwest Trust Company, as Trustee.

		10.1	–	Amendment to Employment Agreement dated April 1, 2002 between Western Resources, Inc. and David C. Wittig.

		10.2	–	Amendment to Employment Agreement dated April 1, 2002 between Western Resources, Inc. and Douglas T. Lake.

		10.3	–
Credit Agreement dated as of June 6, 2002 among Western Resources, Inc., the lenders from time to time party there to, JPMorgan Chase Bank, as Administrative Agent, Citibank, N.A., as Syndication Agent, and Bank of America, N.A., as Documentation Agent.

		99.1	–	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b	)	Reports on Form 8-K filed during the three months ended June 30, 2002:

Form 8-K filed April 26, 2002	–	Announcing that Westar Industries is reviewing alternatives for changing its investment in ONEOK.

Form 8-K filed May 10, 2002	–	Announcing the issuance of $365 million principal amount of first mortgage bonds, 7 7/8% series due 2007, and $400 million principal amount of senior notes, 9 3/4% series due 2007.

Form 8-K filed May 29, 2002	–	Announcing that a letter was sent to ONEOK informing it of our view that its management has not been sufficiently diligent in pursuing all available means of maximizing ONEOK shareholder value.

Form 8-K filed May 30, 2002	–
Announcing that (1) effective May 30, 2002, our Audit and Finance Committee of the Board of Directors decided not to engage Arthur Andersen LLP as our public accountants and engaged Deloitte & Touche LLP to serve as our principal accountants for fiscal year 2002, (2) on May 30, 2002, notice was given to ONEOK of the intention of Westar Industries to sell all of the common stock and preferred stock of ONEOK owned by Westar Industries to a third person, and (3) on May 28, 2002, we gave notice of termination of the Agreement and Plan of Restructuring and Merger among us, Public Service Company of New Mexico (PNM) and certain related parties and that we have demanded that PNM pay us the $25 million termination fee required by the agreement.

Form 8-K Filed June 6, 2002	–
Announcing that we entered into a secured credit agreement arranged by J.P. Morgan Securities, Inc. providing for a $585 million term loan and a $150 million revolving credit facility, each maturing on June 6, 2005.

Form 8-K Filed June 10, 2002	–	Filing an investor presentation to be presented at the annual meeting of shareholders on June 11, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAR ENERGY, INC.

Date:	August 14, 2002	By:	/S/ PAUL R. GEIST
Paul R. Geist, Senior Vice President, Chief Financial Officer and Treasurer