Form 10-Q/A
period 2002-03-31
WESTAR ENERGY INC /KS
filed 2002-11-14
CIK 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number 1-3523

Western Resources, Inc. (now named Westar Energy, Inc.)

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

Yes	☒	No	☐

          Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	71,729,989 Shares

(Class)	(Outstanding at May 8, 2002)

INTRODUCTORY NOTE

The registrant is filing this Form 10-Q/A to give effect to the restatements as discussed in Note 15 of the “Notes to Consolidated Financial Statements.”

As announced in our press release of November 7, 2002, our board of directors has placed David C. Wittig, our Chairman of the Board, President and Chief Executive Officer, on administrative leave without pay from all of his positions with us or any of our affiliates following his indictment by a federal grand jury in Topeka, Kansas for actions arising from his personal dealings with the former president of a Topeka, Kansas bank. We also announced that our board of directors intends to appoint an acting President and Chief Executive Officer promptly. Currently, a committee appointed by our board of directors comprised of our senior executive officers is performing functions similar and equivalent to those performed by a principal executive officer or chief executive officer. As a result, the principal and chief executive officer certifications required by Rule 13a-14 under the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002 which accompany this Form 10-Q are signed by the members of such committee.

FORWARD-LOOKING STATEMENTS

          Certain matters discussed in this Form 10-Q/A are “forward-looking statements.”  The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability.  Forward-looking statements may include words like we “believe,” “anticipate,” “expect,” or words of similar meaning.  Forward-looking statements describe our future plans, objectives, expectations or goals.  Such statements address future events and conditions concerning:

•	capital expenditures,
•	earnings,
•	liquidity and capital resources,
•	litigation,
•	possible corporate restructurings, mergers, acquisitions and dispositions,
•	compliance with debt and other restrictive covenants,
•	interest and dividends,
•	Protection One, Inc.’s financial condition and its impact on our consolidated results,
•	impairment charges recorded during the first quarter of 2002,
•	environmental matters,
•	nuclear operations,
•	ability to enter new markets successfully and capitalize on growth opportunities in non-regulated businesses,
•	events in foreign markets in which investments have been made and
•	the overall economy of our service area.

What happens in each case could vary materially from what we expect because of such things as:
•	electric utility deregulation,
•	ongoing municipal, state and federal activities, such as the Wichita municipalization effort,
•	future economic conditions,
•	changes in accounting requirements and other accounting matters,
•	changing weather,
•

rate and other regulatory matters, including the impact of (i) the Kansas Corporation Commission’s order to reduce our rates issued on July 25, 2001, (ii) the Kansas Corporation Commission’s order issued July 20, 2001 and related proceedings, with respect to the proposed separation of Western Resources, Inc.’s electric utility businesses from Westar Industries, Inc., and (iii) the Kansas Corporation Commission’s recent comments and orders relating to our Federal Energy Regulatory Commission financing authority,

•	the impact on our service territory of the September 11, 2001 terrorist attacks,
•	the impact of Enron Corp.’s bankruptcy on the market for trading wholesale electricity,
•	political, legislative and regulatory developments,
•	amendments or revisions to our current business and financial plans,
•	the consummation of the acquisition of the electric operations of Western Resources, Inc. by Public Service Company of New Mexico and related litigation,
•	regulatory, legislative and judicial actions,
•	regulated and competitive markets,
•	changes in the 10-year United States Treasury rates and the corresponding impact on the fair value of our call option contract and
•	other circumstances affecting anticipated operations, sales and costs.

            These lists are not all-inclusive because it is not possible to predict all possible factors.

            See “Item 1.  Business — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2001, for additional information on matters that could impact our expectations.  Any forward-looking statement speaks only as of the date such statement was made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made.

RESTATEMENTS

                 We have restated our consolidated financial statements as of March 31, 2002 and for the period then ended. We are correcting amounts related to the extraordinary gain recognized on the retirement of our debt to include the fair value of the call option associated with our 6.25% senior unsecured notes at the time the notes were retired.  Also, the change in the fair value of the call option subsequent to the retirement of the notes has been recognized in other income in the accompanying restated consolidated financial statements.

                 In addition, we are reporting our share of an additional impairment charge at Protection One, Inc., pursuant to Statement of Financial Accounting Standards (SFAS) No. 142, “Accounting for Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”  We have included an additional impairment charge for goodwill in the cumulative effect of a change in accounting principle amount previously reported by Protection One and the additional impairment charge for customer accounts in the operating expense previously reported.

                 See Note 15 of the Notes to the Consolidated Financial Statements, “Restatements of Our Consolidated Financial Statements,” for detailed information concerning the restatements.  We have amended and restated in its entirety the Form 10-Q for the three months ended March 31, 2002, filed on May 15, 2002, to reflect the restatements.  In order to preserve the nature and the character of the disclosures as of May 15, 2002, no attempt has been made in this Form 10-Q/A to modify or update such disclosures except as required to reflect the results of the restatements.

WESTERN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	March 31, 2002	December 31, 2001

	(As Restated, See Note 15)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$93,620	$96,691
Restricted cash	19,627	14,795
Accounts receivable, net	102,209	112,864
Inventories and supplies, net	147,610	145,099
Energy trading contracts	110,507	71,421
Deferred tax assets	8,305	27,817
Prepaid expenses and other	28,844	41,331

Total Current Assets	510,722	510,018

PROPERTY, PLANT AND EQUIPMENT, NET	4,027,029	4,042,852

OTHER ASSETS:
Restricted cash	35,072	38,515
Investment in ONEOK	603,551	598,929
Customer accounts, net	473,719	830,708
Goodwill, net	188,388	884,786
Regulatory assets	354,511	358,025
Energy trading contracts	19,929	15,247
Other	254,724	233,985

Total Other Assets	1,929,894	2,960,195

TOTAL ASSETS	$6,467,645	$7,513,065

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$661,482	$160,576
Short-term debt	397,700	222,300
Accounts payable	123,830	125,285
Accrued liabilities	175,931	181,671
Accrued income taxes	23,852	39,770
Deferred security revenues	47,201	48,461
Energy trading contracts	94,416	67,859
Other	56,558	57,459

Total Current Liabilities	1,580,970	903,381

LONG-TERM LIABILITIES:
Long-term debt, net	2,301,186	2,978,382
Western Resources obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company subordinated debentures	219,668	220,000
Deferred income taxes and investment tax credits	732,383	924,178
Minority interests	69,150	166,850
Deferred gain from sale-leaseback	171,509	174,466
Energy trading contracts	13,470	16,500
Other	284,976	285,247

Total Long-Term Liabilities	3,792,342	4,765,623

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock, par value $100 per share; authorized 600,000 shares; issued 248,576 shares; outstanding 219,385 shares and 239,364 shares, respectively	21,939	23,936
Common stock, par value $5 per share; authorized 150,000,000 shares; issued 86,923,632 shares and 86,205,417 shares, respectively	434,618	431,027
Paid-in capital	1,203,329	1,196,763
Unearned compensation	(20,865)	(21,920)
Loans to officers	(2,095)	(1,973)
Retained earnings (accumulated deficit)	(161,210)	606,502
Treasury stock, at cost, 15,494,755 and 15,097,987 shares, respectively	(371,535)	(364,901)
Accumulated other comprehensive loss, net	(9,848)	(25,373)

Total Shareholders’ Equity	1,094,333	1,844,061

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,467,645	$7,513,065

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,

	2002	2001

	(As Restated, See Note 15)

SALES:
Energy	$412,281	$446,018
Monitored Services	89,960	114,723

Total Sales	502,241	560,741

COST OF SALES:
Energy	183,738	228,780
Monitored Services	29,685	40,824

Total Cost of Sales	213,423	269,604

GROSS PROFIT	288,818	291,137

OPERATING EXPENSES:
Operating and maintenance	93,389	92,683
Depreciation and amortization	74,587	102,486
Selling, general and administrative	99,123	78,874
Loss on impairment of customer accounts	339,974	—

Total Operating Expenses	607,073	274,043

INCOME (LOSS) FROM OPERATIONS	(318,255)	17,094

OTHER INCOME (EXPENSE):
Investment earnings	32,708	13,265
Minority interests	96,569	1,271
Other	(3,186)	(3,155)

Total Other Income	126,091	11,381

EARNINGS (LOSSES) BEFORE INTEREST AND TAXES	(192,164)	28,475

INTEREST EXPENSE:
Interest expense on long-term debt	50,458	55,745
Interest expense on short-term debt and other	11,425	10,956

Total Interest Expense	61,883	66,701

LOSSES BEFORE INCOME TAXES	(254,047)	(38,226)
Income tax benefit	(127,290)	(19,039)

NET LOSS BEFORE EXTRAORDINARY GAIN AND ACCOUNTING CHANGE	(126,757)	(19,187)
Extraordinary gain, net of tax of $2,062 and $2,662, respectively	3,948	4,943
Cumulative effect of accounting change, net of tax of $72,335 and $12,347, respectively	(623,717)	18,694

NET INCOME (LOSS)	(746,526)	4,450

PREFERRED STOCK:
Gain on reacquired preferred stock	465	—
Preferred dividends	(249)	(282)

Total change in preferred stock	216	(282)

EARNINGS (LOSSES) AVAILABLE FOR COMMON STOCK	$(746,310)	$4,168

Average common shares outstanding	71,368,922	70,359,298

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted earnings (losses) available before extraordinary gain and accounting change	$(1.77)	$(0.28)
Extraordinary gain, net of tax	0.05	0.07
Accounting change, net of tax	(8.74)	0.27

Basic and diluted earnings (losses) available after extraordinary gain and accounting change	$(10.46)	$0.06

DIVIDENDS DECLARED PER COMMON SHARE	$0.30	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,

	2002		2001

	(As Restated, See Note 15)

NET INCOME (LOSS)		$(746,526)		$4,450

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding losses on marketable securities arising during the period	$—		$(243)
Adjustment for losses included in net income	—	—	1,861	1,618

Unrealized holding gains on cash flow hedges arising during the period	22,205		—
Adjustment for losses included in net income	964	23,169	—	—

Foreign currency translation adjustment		445		(2,745)
Income tax expense		(8,089)		(693)

Total other comprehensive gain (loss), net of tax		15,525		(1,820)

COMPREHENSIVE INCOME (LOSS)		$(731,001)		$2,630

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,

	2002	2001

	(As Restated, See Note 15)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(746,526)	$4,450
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary gain	(3,948)	(4,943)
Cumulative effect of accounting change	623,717	(18,694)
Depreciation and amortization	74,587	102,486
Amortization of deferred gain from sale-leaseback	(2,957)	(2,957)
Net changes in energy trading assets and liabilities	(244)	(5,379)
Net changes in fair value of call option	(1,415)	—
Equity in earnings from investments	(4,529)	(4,157)
Loss on impairment of customer accounts	339,974	—
Minority interests	(96,569)	1,271
Accretion of discount note interest	(120)	(352)
Net deferred taxes	(110,406)	(904)
Changes in working capital items, net of acquisitions and dispositions:
Restricted cash	(4,833)	1,228
Accounts receivable, net	(261)	60,825
Inventories and supplies, net	(2,511)	(6,034)
Prepaid expenses and other	11,619	7,685
Accounts payable	(1,455)	(36,553)
Accrued liabilities	(5,740)	(18,601)
Accrued income taxes	(15,918)	(20,869)
Deferred security revenues	(1,260)	4,087
Changes in other assets and liabilities	(33,857)	(3,741)

Cash flows from operating activities	17,348	58,848

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment, net	(32,004)	(63,130)
Customer account acquisitions	(8,477)	(8,906)
Proceeds from other investments	28,283	2,008

Cash flows used in investing activities	(12,198)	(70,028)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	175,400	42,530
Proceeds of long-term debt	8,420	8,632
Retirements of long-term debt	(171,630)	(19,067)
Retirement of Western Resources obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company subordinated debentures	(257)	—
Issuance of officer loans	(100)	—
Issuance of common stock, net	4,849	9,902
Cash dividends paid	(21,530)	(25,401)
Preferred stock redemption	(1,253)	—
Acquisition of treasury stock	(2,120)	—

Cash flows from (used in) financing activities	(8,221)	16,596

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,071)	5,416
CASH AND CASH EQUIVALENTS:
Beginning of period	96,691	8,762

End of period	$93,620	$14,178

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest on financing activities, net of amount capitalized	$89,015	$92,782
Income taxes	$—	$4,000

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(Unaudited)

1.  DESCRIPTION OF BUSINESS

          Western Resources, Inc. (now named Westar Energy, Inc.) is a publicly traded consumer services company incorporated in 1924 in the State of Kansas.  Unless the context otherwise indicates, all references on this Form 10-Q/A to “the company,” “Western Resources,” “we,” “us,” “our” or similar words are to Western Resources, Inc., and its consolidated subsidiaries.  We provide electric generation, transmission and distribution services to approximately 644,000 customers in Kansas and monitored security services to more than 1.2 million customers in North America and Europe.  ONEOK, Inc. (ONEOK), in which we have an approximate 45% ownership interest, provides natural gas transmission and distribution services to approximately 1.4 million customers in Oklahoma and Kansas.

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

Cumulative Effects of Accounting Changes

          Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Accounting for Goodwill and Other Intangible Assets.”  See Note 3, “Impairment Charge Pursuant to New Accounting Rules,” below for the cumulative effect of this adoption.

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

          After January 1, 2001, changes in fair value of all derivative instruments used for managing commodity price risk that are not designated as hedges are recognized in revenue as discussed in Note 2 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2001. Accounting for derivatives under SFAS No. 133 will increase volatility of our future earnings.

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

          SFAS No. 144 establishes a new approach to determining whether our customer account asset is impaired.  The approach no longer permits us to evaluate our customer account asset for impairment based on the net undiscounted cash flow stream obtained over the remaining life of the goodwill associated with the customer accounts being evaluated.  Rather, the cash flow stream to be used under SFAS No. 144 is limited to future estimated undiscounted cash flows from customer accounts.  If the undiscounted cash flow stream from customer accounts is less than the combined book value of customer accounts and goodwill, an impairment charge would be required.

          The new rule substantially reduces the net undiscounted cash flows used for impairment evaluation purposes as compared to the previous accounting rules.  The undiscounted cash flow stream has been reduced from the 16-year remaining life of the goodwill to the remaining life of customer accounts for impairment evaluation purposes.

          To implement the new standards, an independent appraisal firm was engaged to help management estimate the fair values of goodwill and customer accounts.  Based on this analysis completed during the first quarter of 2002, we recorded a non-cash charge of approximately $749.5 million, net of tax, of which $555.6 million is related to goodwill and $193.9 million is related to customer accounts.  The charge is detailed as follows:

	Impairment of Goodwill	Impairment of Customer Accounts	Total

		(In Thousands)

Protection One	$615,948	$339,974	$955,922
Protection One Europe	80,104	—	80,104

Total pre-tax impairment	$696,052	$339,974	1,036,026

Income tax benefit			(190,676)
Minority interest ownership			(95,886)

Total charge, net of tax			$749,464

          The impairment charge for goodwill is reflected in our consolidated statement of income as a cumulative effect of a change in accounting principle.  The impairment charge for customer accounts is reflected in our consolidated statement of income as an operating expense.  These impairment charges reduce the recorded value of these assets to their estimated fair values at January 1, 2002.  See Note 15 for information concerning the restatements to report an additional impairment charge for our share of the impairment charge for goodwill and customer accounts recorded by Protection One.

          We are no longer permitted to amortize goodwill to income because of the adoption of SFAS No. 142.  The following table shows our results for the three months ended March 31, 2001, calculated using the new accounting standard for goodwill, adjusted for minority interest, compared to our results for the same period of 2002.

	Three Months Ended March 31,

	2002	2001

	(In Thousands, Except Per Share Amounts)

Reported earnings (losses) available for common stock	$(746,310)	$4,168
Add back: Goodwill amortization	—	14,418

Adjusted earnings (losses) available for common stock	$(746,310)	$18,586

Basic and diluted earnings per share:
Reported earnings (losses) available for common stock	$(10.46)	$0.06
Add back: Goodwill amortization	—	0.20

Adjusted earnings (losses) available for common stock	$(10.46)	$0.26

          We recorded approximately $22.4 million of customer account amortization expense during the three months ended March 31, 2002 and $38.7 million during the same period of 2001.  Customer account amortization expense is reduced primarily as a result of the impairment charge that reduced our customer account balance.

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

          On August 9, 2001, we and KGE filed petitions with the KCC requesting reconsideration of the July 25, 2001 order.  The petitions specifically asked for reconsideration of changes in depreciation, reductions in rate base related to deferred income taxes associated with the KGE acquisition premium and a deferred gain on the sale and leaseback of our LaCygne 2 generating unit, wholesale revenue imputation and several other issues.  On September 5, 2001, the KCC issued an order in response to our motions for reconsideration that increased our rates by an additional $7.0 million.  The $41.2 million rate reduction in KGE’s rates remained unchanged.  This resulted in the total company rate decrease of $15.7 million.  On November 9, 2001, we filed an appeal of the KCC decisions with the Kansas Court of Appeals in an action captioned “Western Resources, Inc. and Kansas Gas and Electric Company vs. The State Corporation Commission of the State of Kansas.”  On March 8, 2002, the Court of Appeals upheld the KCC orders.  On April 8, 2002, we filed a petition for review of the decision of the Court of Appeals with the Kansas Supreme Court, which has discretion to decide whether to hear this matter.  We petitioned the court to review the KCC’s rulings related to deferred income taxes associated with the KGE acquisition premium and a deferred gain on the sale and leaseback of our LaCygne 2 generating unit.  We can give no assurance that the Kansas Supreme Court will accept our petition for review and there is no time limit for action by the Kansas Supreme Court.

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

The Financial Plan

          The July 20, 2001 KCC order directed us to present a financial plan to the KCC.  We presented a financial plan to the KCC on November 6, 2001, which we amended on January 29, 2002.  Our financial plan is set forth in full in our Annual Report on Form 10-K  for the year ended December 31, 2001 under “Item 1.  Business — Significant Business Developments — The Financial Plan.”  The principal objective of the financial plan is to reduce our total debt as calculated by the KCC to approximately $1.8 billion, a reduction of approximately $1.2 billion.  The financial plan contemplates that we will proceed with a rights and warrants offering of Westar Industries common stock to our shareholders and that, in the event that the PNM merger and related split-off do not close, we will use our best efforts to sell our share of Westar Industries common stock, or shares of our common stock, upon the occurrence of certain events.  The KCC has scheduled a hearing to begin on July 1, 2002 to review the financial plan.  We are unable to predict whether the KCC will approve the financial plan or what other action with respect to the financial plan the KCC may take.

7.  INCOME TAXES

          We have recorded income tax benefits for the interim periods using the effective tax rate method.  Under this method, we compute the tax related to year-to-date income, except for significant, unusual or extraordinary items, at an estimated annual effective tax rate.  We individually compute and recognize, when the transaction occurs, income tax expense related to significant, unusual or extraordinary items.  Our effective income tax benefit was 50% for both the three months ended March 31, 2002 and 2001.

          The difference between our effective tax rate and the statutory rate is primarily attributable to the impairment charge recorded in the first quarter of 2002 and the tax benefit of excluding from taxable income, in accordance with IRS rules, 70% of the dividends received from ONEOK, the income from corporate-owned life insurance and certain expenses for depreciation, amortization and state income taxes.  For further information regarding the impairment charge, see Note 3, “Impairment Charge Pursuant to New Accounting Rules.”

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

10.  EXTRAORDINARY GAIN ON SECURITIES

          Protection One and our debt securities were repurchased in the open market and extraordinary gains were recognized on the retirement of these debt securities.  The extraordinary gain recognized was $3.9 million, net of tax of $2.1 million, during the three months ended March 31, 2002, and $4.9 million, net of tax of $2.7 million, for the same period of 2001.  In determining the extraordinary gain reported for the three months ended March 31, 2002, we recognized losses related to the fair value of a call option associated with our 6.25% senior unsecured notes at the time the notes were retired.

          In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This standard limits the income statement classification of gains and losses from extinguishment of debt as extraordinary to those transactions meeting the criteria of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  SFAS No. 145 prohibits treating gains and losses associated with extinguishments resulting from a company’s risk management strategy as extraordinary.  This standard is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged.  Gains or losses in prior periods that were classified as extraordinary that do not meet the APB Opinion No. 30 criteria will be required to be reclassified.  We do not anticipate this pronouncement to have an impact on our earnings or financial condition.

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

          During the three months ended March 31, 2002, both Westar Industries and Protection One purchased $91.1 million face value of Westar Energy bonds on the open market.  We recognized an extraordinary gain from the purchase of our bonds of $2.0 million, net of $1.3 million tax.  We recognized an extraordinary loss related to the fair value of a call option associated with our 6.25% senior unsecured notes at the time the notes were retired of $2.5 million, net of $1.7 million tax benefit, for the three months ended March 31, 2002.

          During April 2002, we recognized a gain of $4.1 million, net of $2.3 million tax, on the repurchase of Protection One and our bonds.  In April 2002, we recognized an extraordinary loss related to the fair value of a call option associated with our 6.25% senior unsecured notes at the time the notes were retired of $0.9 million, net of  $0.6 million tax benefit.

          During the three months ended March 31, 2002, Protection One purchased approximately $1.2 million of our preferred stock in open market purchases.  These purchases have been accounted for as retirements.  Additionally, we recognized a gain on reacquired preferred stock of approximately $0.5 million, net of tax of $0.3 million, for the three months ended March 31, 2002 related to these retirements.  From April 1, 2002 through April 30, 2002, Protection One acquired in open market purchases approximately $0.1 million of our preferred securities.

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

          Protection One has entered into an agreement pursuant to which it will pay to Westar Industries, beginning with the quarter ended March 31, 2002, a fee for financial advisory services payable quarterly, equal to 0.125% of its consolidated total assets at the end of each quarter.  The agreement also provides access to aviation services at Protection One’s option.  This agreement was approved by the independent members of Protection One’s board of directors.  Protection One incurred approximately $1.3 million of expenses in the first quarter of 2002 for the financial advisory fee, which has been eliminated in our consolidated financial statements.

Transactions with Protection One

          During the fourth quarter of 2001, KGE entered into an option agreement to sell an office building located in downtown Wichita, Kansas, to Protection One for approximately $0.5 million.  The sales price was determined by management based on three independent appraisers’ findings.

Loans to Officers

          During 2001, we extended loans to our officers for the purpose of purchasing shares of our common stock on the open market.  The loans are unsecured and contain a variable interest rate that is equal to our short-term borrowing rate.  Interest is payable quarterly.  The loans mature and become due on December 4, 2004.  The balance outstanding at March 31, 2002 was approximately $2.1 million and is classified as a reduction to shareholders’ equity in the accompanying consolidated balance sheet.  During the first quarter of 2002, we recorded approximately $22,000 in interest income on these notes.  The maximum amount of loans authorized is $7.9 million.

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

          The accounting policies of the segments are substantially the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2001 in Note 2, “Summary of Significant Accounting Policies.”  Segment performance is based on earnings (losses) before interest and taxes (EBIT).  Prior year segment information has been reclassified, as necessary, to conform with the current year’s presentation.

Three Months Ended March 31, 2002:
	Electric Utility	Monitored Services	Other (a) (b)	Total

	(In Thousands)

Sales	$412,281	$89,708	$252	$502,241
EBIT	22,714	(244,113)	29,235	(192,164)
Interest expense				61,883
Losses before income taxes				(254,047)

Three Months Ended March 31, 2001:
	Electric Utility (c)	Monitored Services	Other (a) (d)	Total

	(In Thousands)

Sales	$446,018	$114,370	$353	$560,741
EBIT	42,814	(27,481)	13,142	28,475
Interest expense				66,701
Losses before income taxes				(38,226)

(a)	Sales are from a wholly owned subsidiary of Westar Industries providing paging services, which was sold during the first quarter of 2002.
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

15.  RESTATEMENTS OF OUR CONSOLIDATED FINANCIAL STATEMENTS

Call Option Contract

          In August 1998, we entered into a call option contract with an investment bank related to the issuance of $400 million of our 6.25% senior unsecured notes that have a final maturity of August 15, 2018 and are putable and callable on August 15, 2003.  This call option contract is required to be settled by August 2003 through either a remarketing or refinancing of the senior notes or a cash payment.  If settled through a remarketing, the liability will be amortized as a credit to interest expense over the term of the new debt.  The investment bank will price the notes to yield a market premium adequate to allow the investment bank to retain proceeds equal to the fair value of the call option at that time.  The ultimate value of the call option will be based on the difference between the 10-year United

States Treasury rate on August 12, 2003 and 5.44%.  If the 10-year United States Treasury rate on August 12, 2003 is less than 5.44%, we may have a liability to the investment bank at that time. At September 30, 2002, our potential liability under this contract was $69.9 million. Based on the current 10-year forward treasury rate on November 12, 2002 of 4.28%, we would potentially be obligated to make a cash payment of approximately $51.0 million to settle the contract on August 12, 2003. The amount of our liability will increase or decrease approximately $5 million for every 10-basis point change in the 10-year forward treasury rate. We are evaluating whether alternatives are available to reduce or eliminate the amount of the cash payment necessary to settle the call option.

          At the time of issuance of the notes in 1998, in accordance with GAAP, we were not required to account separately for the call option.  However, subsequent to the issuance of our consolidated financial statements for the three months ended March 31, 2002, we determined that when we began retiring these notes as a part of our overall debt reduction strategy, the portion of the call option associated with the retired notes became a free-standing option, and should have been treated as a derivative instrument under SFAS No. 133.  The fair value of the call option should have been recognized at the date the notes were retired and should have been reflected as an extraordinary loss. In addition, under SFAS No. 133, we are required to mark to market changes in the anticipated amount of the liability related to the portion of the $400 million in notes that have been retired so that our balance sheet reflects the current fair value of the free standing portion of the call option contract.  As a result, we recognized an extraordinary loss related to the fair value of a call option associated with our 6.25% senior unsecured notes at the time the notes were retired of $2.5 million, net of $1.7 million tax benefit, for the three months ended March 31, 2002.  Related to the call option, we recorded a non-cash mark-to-market gain of $0.9 million, net of $0.6 million tax, for the three months ended March 31, 2002.  We cannot predict changes in the market value of this option and therefore cannot estimate amounts of future mark-to-market non-cash charges associated with the call option.

Additional Impairment Charge at Protection One

          On January 1, 2002, we adopted new accounting standards SFAS Nos. 142 and 144.  As a result, we recorded our share of the impairment charge for goodwill recorded by Protection One, which was reflected in our consolidated statement of income as a cumulative effect of a change in accounting principle, and the impairment charge for Protection One’s customer accounts, which was reflected in our consolidated statement of income as an operating expense.  See Note 3 for further information on the adoption of these standards.

          Subsequently, Protection One has identified errors in the application of these new accounting standards.   These errors relate primarily to the incorrect exclusion of deferred tax assets resulting from the customer account impairment charge in the completion of the goodwill impairment amount resulting from the classification of certain property and equipment as customer accounts.  The additional charges increase the previously reported impairment charges and are reflected in the restated results for the three months ended March 31, 2002.  As a result, we recorded an additional non-cash charge of approximately $93 million, net of tax of $15 million, for the three months ended March 31, 2002, which reflects our share of the additional non-cash impairment charge recorded by Protection One.

Comparison of Restated Amounts to Previously Reported Amounts

          As a result of the above restatements, the accompanying consolidated financial statements as of and for the three months ended March 31, 2002 have been restated from the amounts previously reported to correct the accounting for these transactions.  A summary of the effects of these restatements is as follows:

	As of March 31, 2002

Changes to Balance Sheet	As Previously Reported	As Restated

	(In Thousands)
Property, plant and equipment, net	$4,021,097	$4,027,029
Customer accounts, net	485,230	473,719
Goodwill, net	305,415	188,388
Total other assets	2,058,433	1,929,894
Total assets	6,590,252	6,467,645
Deferred income taxes and investment tax credits	750,389	732,383
Minority interests	82,395	69,150
Other long-term liabilities	282,214	284,976
Total long-term liabilities	3,820,831	3,792,342
Retained earnings (accumulated deficit)	(67,092)	(161,210)
Total shareholders’ equity	1,188,451	1,094,333
Total liabilities and shareholders’ equity	6,590,252	6,467,645

	Three Months Ended March 31, 2002

Changes to Income Statements	As Previously Reported	As Restated

	(In Thousands, Except Per Share Amounts)
Depreciation and amortization	$74,917	74,587
Loss on impairment of customer accounts	334,064	339,974
Total operating expenses	601,493	607,073
Income (loss) from operations	(312,675)	(318,255)
Minority interests	83,323	96,569
Other income (expense)	(4,599)	(3,186)
Total other income	111,432	126,091
Earnings (losses) before interest and taxes	(201,243)	(192,164)
Losses before income taxes	(263,126)	(254,047)
Income tax benefit	(125,899)	(127,290)
Net loss before extraordinary gain and accounting change	(137,227)	(126,757)
Extraordinary gain, net of tax	6,463	3,948
Cumulative effect of accounting change, net of tax	(521,644)	(623,717)
Net income (loss)	(652,408)	(746,526)
Earnings (losses) available for common stock	(652,192)	(746,310)
BASIC AND DILUTED EARNINGS PER SHARE:
Basic and diluted earnings (losses) available from continuing operations before extraordinary gain and accounting change	$(1.92)	$(1.77)
Extraordinary gain, net of tax	0.09	0.05
Accounting change, net of tax	(7.31)	(8.74)

Basic and diluted earnings (losses) available after extraordinary gain	$(9.14)	$(10.46)

Securities and Exchange Commission Inquiry

          Protection One, Arthur Andersen LLP, our former independent auditor, and we were advised on November 1, 2002 by the Staff of the Securities and Exchange Commission that the Staff will be inquiring into the accounting practices of Westar Energy with respect to the restatement of our first and second quarter 2002 consolidated financial statements announced in November 2002 and the related announcement that our and Protection One’s 2000 and 2001 financial statements will be reaudited.  We intend to cooperate with the Staff in connection with this inquiry.

WESTERN RESOURCES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          As discussed in Note 15 of the Notes to Consolidated Financial Statements, “Restatement of Our Consolidated Financial Statements,” included in Item 1, the accompanying consolidated financial statements for the three months ended March 31, 2002 have been restated.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the restatements.

INTRODUCTION

          The following Management’s Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in our Annual Report on Form 10-K for the year ended December 31, 2001, and should be read in conjunction with that report.  In this section, we discuss the general financial condition, significant changes and operating results for us and our subsidiaries.  We explain:

•	What factors impact our business
•	What our earnings and costs were for the three months ended March 31, 2002 and 2001
•	Why these earnings and costs differ from period to period
•	How our earnings and costs affect our overall financial condition
•	Any other items that particularly affect our financial condition or earnings.

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

          SFAS No. 144 establishes a new approach to determining whether our customer account asset is impaired.  The approach no longer permits us to evaluate our customer account asset for impairment based on the net undiscounted cash flow stream obtained over the remaining life of the goodwill associated with the customer accounts being evaluated.  Rather, the cash flow stream to be used under SFAS No. 144 is limited to the future estimated undiscounted cash flows from customer accounts.  If the undiscounted cash flow stream from customer accounts is less than the combined book value of customer accounts and goodwill, an impairment charge is required.

          The new rule substantially reduces the net undiscounted cash flows used for impairment evaluation purposes as compared to the previous accounting rules.  The undiscounted cash flow stream has been reduced from the 16-year remaining life of the goodwill to the remaining life of customer accounts for impairment evaluation purposes.

          To implement the new standards, an independent appraisal firm was engaged to help management estimate the fair values of goodwill and customer accounts.  Based on this analysis completed during the first quarter of 2002, we recorded a non-cash charge of approximately $749.5 million, net of tax, of which $555.6 million is related to goodwill and $193.9 million is related to customer accounts.  The charge is detailed as follows:

	Impairment of Goodwill	Impairment of Customer Accounts	Total

	(In Thousands)

Protection One	$615,948	$339,974	$955,922
Protection One Europe	80,104	—	80,104

Total pre-tax impairment	$696,052	$339,974	1,036,026

Income tax benefit			(190,676)
Minority interest ownership			(95,886)

Total charge, net of tax			$749,464

          The impairment charge for goodwill is reflected in our consolidated statement of income as a cumulative effect of a change in accounting principle.  The impairment charge for customer accounts is reflected in our consolidated statement of income as an operating expense.  These impairment charges reduce the recorded value of these assets to their estimated fair values at January 1, 2002.  See Note 15 of Notes to Consolidated Financial Statements, “Impairment Charge Pursuant to New Accounting Rules,” for information concerning the restatements to report an additional impairment charge for our share of the impairment charge for goodwill and customer accounts recorded by Protection One.

          We are no longer permitted to amortize goodwill to income because of the adoption of SFAS No. 142. The following table shows our results for the three months ended March 31, 2001, calculated using the new accounting standard for goodwill, adjusted for minority interest, compared to our results for the same period of 2002.

	Three Months Ended March 31,

	2002	2001

	(In Thousands, Except Per Share Amounts)

Reported earnings (losses) available for common stock	$(746,310)	$4,168
Add back: Goodwill amortization	—	14,418

Adjusted earnings (losses) available for common stock	$(746,310)	$18,586

Basic and diluted earnings per share:
Reported earnings (losses) available for common stock	$(10.46)	$0.06
Add back: Goodwill amortization	—	0.20

Adjusted earnings (losses) available for common stock	$(10.46)	$0.26

          We recorded approximately $22.4 million of customer account amortization expense during the three months ended March 31, 2002 and $38.7 million during the same period of 2001.  Customer account amortization expense is reduced primarily as a result of the impairment charge that reduced our customer account balance.

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

Securities and Exchange Commission Inquiry

          Protection One, Arthur Andersen LLP, our former independent auditor, and we were advised on November 1, 2002 by the Staff of the Securities and Exchange Commission that the Staff will be inquiring into the accounting practices of Westar Energy with respect to the restatement of our first and second quarter 2002 consolidated financial statements announced in November 2002 and the related announcement that our and Protection One’s 2000 and 2001 financial statements will be reaudited.  We intend to cooperate with the Staff in connection with this inquiry.

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

          On August 9, 2001, we and KGE filed petitions with the KCC requesting reconsideration of the July 25, 2001 order.  The petitions specifically asked for reconsideration of changes in depreciation, reductions in rate base related to deferred income taxes associated with the KGE acquisition premium and a deferred gain on the sale and leaseback of our LaCygne 2 generating unit, wholesale revenue imputation and several other issues.  On September 5, 2001, the KCC issued an order in response to our motions for reconsideration that increased our rates by an additional $7.0 million.  The $41.2 million rate reduction in KGE’s rates remained unchanged.  This resulted in the total company rate decrease of $15.7 million.  On November 9, 2001, we filed an appeal of the KCC decisions with the Kansas Court of Appeals in an action captioned “Western Resources, Inc. and Kansas Gas and Electric Company vs. The State Corporation Commission of the State of Kansas.”  On March 8, 2002, the Court of Appeals upheld the KCC orders.  On April 8, 2002, we filed a petition for review of the decision of the Court of Appeals with the Kansas Supreme Court, which has discretion to decide whether to hear this matter.  We petitioned the court to review the KCC’s rulings related to deferred income taxes associated with the KGE acquisition premium and a deferred gain on the sale and leaseback of our LaCygne 2 generating unit.  We can give no assurance that the Kansas Supreme Court will accept our petition for review and there is no time limit for action by the Kansas Supreme Court.

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

The Financial Plan

          The July 20, 2001 KCC order directed us to present a financial plan to the KCC.  For details of the financial plan and a hearing regarding the financial plan, see Note 6 of the “Notes to Consolidated Financial Statements” included herein and “Item 1.  Business — Significant Business Developments — The Financial Plan” in our Annual Report on Form 10-K for the year ended December 31, 2001.

Extraordinary Gain on Securities

          Protection One and our debt securities were repurchased in the open market and extraordinary gains were recognized on the retirement of these debt securities.  The extraordinary gain recognized was $3.9 million, net of tax of $2.1 million, during the three months ended March 31, 2002, and $4.9 million, net of tax of $2.7 million, for the same period of 2001.  In determining the extraordinary gain reported for the three months ended March 31, 2002, we recognized losses related to the fair value of a call option associated with our 6.25% senior unsecured notes at the time the notes were retired.

          In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This standard limits the income statement classification of gains and losses from extinguishment of debt as extraordinary to those transactions meeting the criteria of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  SFAS No. 145 prohibits treating gains and losses associated with extinguishments resulting from a company’s risk management strategy as extraordinary.  This standard is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged.  Gains or losses in prior periods that were classified as extraordinary that do not meet the APB Opinion No. 30 criteria will be required to be reclassified.  We do not anticipate this pronouncement to have an impact on our earnings or financial condition.

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

Potential Changes in ONEOK Ownership

          Westar Industries is reviewing alternatives for changing its investment in ONEOK.  Among other things, Westar Industries may offer to ONEOK the option to purchase all or a portion of its interest in ONEOK and, in the event ONEOK fails to purchase Westar Industries’ interest, pursue its right to seek a third-party buyer within a 16-month period thereafter.  Westar Industries also may pursue any other means available to it under the shareholder agreement governing ownership of its investment in ONEOK for changing its investment in ONEOK.  We are unable to predict whether any transaction will be pursued or any potential impact.

OPERATING RESULTS

          The following discussion explains significant changes in operating results for the three months ended March 31, 2002 and 2001.

Western Resources Consolidated

          Sales decreased $58.5 million, or 10%.  Lower retail and wholesale demand due to warm weather, lower industrial demand due to current economic conditions and decreased power marketing sales due to lower prices contributed approximately $33.7 million to the decrease.  A decrease in Monitored Services sales caused by the decline in its customer base, which was due in part to attrition and dispositions in 2001 of certain monitored services operations, contributed approximately $24.8 million to the decrease.   See
“— Business Segments” below for additional information.

         Cost of sales decreased $56.2 million, or 21%.  The decrease in the cost of sales was primarily due to decreased power marketing expense.  Decreased power marketing expense was partially offset by increases in the mark to market on derivatives, purchased power expense and fuel expense.  Protection One’s efforts to reduce costs through consolidation of services and other cost cutting measures also contributed to the decline in cost of sales.  Gross profit decreased $2.3 million, from $291.1 million in the first quarter of 2001 to $288.8 million in the same period of 2002, due to the above mentioned factors.  Gross profit as a percentage of sales increased from 52% during the 2001 period to 58% during the 2002 period.

          Basic losses per share were $10.46 for the first quarter of 2002, compared to basic earnings per share of $0.06 for the first quarter of 2001.  This decrease is primarily attributable to the impairment charge recorded in the first quarter of 2002, the decline in gross profit discussed above and the first quarter 2002 charge related to a work force reduction.

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

          The accounting policies of the segments are substantially the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2001 in Note 2, “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.”  Prior year segment information has been reclassified, as necessary, to conform with the current year’s presentation.

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

          Electric Utility

          Our electric sales for the three months ended March 31, 2002 and 2001 are as follows:

	Three Months Ended March 31,

	2002	2001	% Change

	(In Thousands)

Residential	$88,614	$90,919	(2.5)
Commercial	81,194	82,610	(1.7)
Industrial	56,211	59,056	(4.8)
Other	25,008	13,019	92.1

Total retail	$251,027	$245,604	2.2
Wholesale and Interchange	62,897	64,642	(2.7)
Power Marketing	70,469	122,588	(42.5)
System Marketing	27,888	13,184	111.5

Total	$412,281	$446,018	(7.6)

          The following table reflects changes in electric sales volumes, as measured by megawatt hours (MWh), for the three months ended March 31, 2002 and 2001.  No sales volumes are included for power marketing and system marketing sales because these sales are not based on electricity we generate.

	Three Months Ended March 31,

	2002	2001	% Change

	(Thousands of MWh)

Residential	1,314	1,330	(1.2)
Commercial	1,453	1,478	(1.7)
Industrial	1,277	1,355	(5.8)
Other	27	27	—

Total retail	4,071	4,190	(2.8)
Wholesale and Interchange	2,530	2,018	25.4

Total	6,601	6,208	6.3

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

          Due to the above factors, income from operations decreased $20.8 million, which was the primary reason EBIT declined $20.1 million, from $42.8 million for the three months ended March 31, 2001 to $22.7 million for the same period of 2002.

          Monitored Services

          Protection One and Protection One Europe comprise our monitored services business segment.  The results discussed below reflect Monitored Services on a stand-alone basis.  These results take into consideration Protection One’s minority interest of approximately 12% at March 31, 2002 and 15% at March 31, 2001.  Details concerning EBIT attributable to our monitored services segment are as follows:

	Three Months Ended March 31,

	2002	2001

	(In Thousands)

Sales	$89,708	$114,370
Loss before interest and taxes	(244,113)	(27,481)

          Sales decreased $24.7 million primarily due to a decline in the monitored services segment’s average customer base, which was due in part to attrition and dispositions in 2001 of certain monitored services operations.  The monitored services segment experienced a net decline of 16,562 customers in the first quarter of 2002.  Protection One’s customer acquisition strategies have not been able to generate accounts in a sufficient volume at an acceptable cost to replace accounts lost through attrition.  See “— Other Information — Monitored Services — Attrition” below for discussion regarding attrition.  Protection One expects this trend will continue until the efforts it is making to acquire new accounts and reduce attrition become more successful than they have been to date.  Until it is able to reverse this trend, net losses of customer accounts will materially and adversely affect its business, financial condition and results of operations.  Protection One is currently focusing on reducing attrition, the development of cost effective marketing programs and the generation of positive cash flow.

          Cost of sales generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations.  Cost of sales decreased $11.1 million primarily due to Protection One’s reduced customer base, efforts to reduce costs through consolidation of services and other cost cutting measures and due to dispositions in 2001 of certain monitored services operations.  As a result of sales declining at a higher rate than cost of sales, gross profit decreased $13.5 million.

          During the three months ended March 31, 2002, operating expenses increased $298.0 million primarily due to a $340.0 million loss on impairment of customer accounts, which was partially offset by decreases in operating and maintenance, depreciation and amortization, and selling, general and administrative expenses.  The decrease in depreciation and amortization expense of $31.2 million is primarily due to decreases in goodwill and customer account amortization.  With the adoption of SFAS No. 142 on January 1, 2002, goodwill is no longer amortized.

          As a result of the decline in gross profit and the increases in operating and other expenses, loss before interest and taxes increased $216.6 million.  Also as a result of the impairment, Monitored Services’ total assets decreased approximately $1.1 billion, from $1.9 billion at December 31, 2001 to $821.9 million at March 31, 2002.

          Other

          Other includes a 45% interest in ONEOK, investments in international power generation facilities and other investments in the aggregate not material to our business or results of operations.  Details concerning EBIT attributable to this segment are as follows:

	Three Months Ended March 31,

	2002	2001

	(In Thousands)

Sales	$252	$353
EBIT	29,235	13,142

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

Income Taxes

          We have recorded income tax benefits for the interim periods using the effective tax rate method.  Under this method, we compute the tax related to year-to-date income, except for significant, unusual or extraordinary items, at an estimated annual effective tax rate.  We individually compute and recognize, when the transaction occurs, income tax expense related to significant, unusual or extraordinary items.  Our effective income tax benefit was 50% for both the three months ended March 31, 2002 and 2001.

          The difference between our effective tax rate and the statutory rate is primarily attributable to the impairment charge recorded in the first quarter of 2002 and the tax benefit of excluding from taxable income, in accordance with IRS rules, 70% of the dividends received from ONEOK, the income from corporate-owned life insurance and certain expenses for depreciation, amortization and state income taxes.  For further information regarding the impairment charge, see Note 3, “Impairment Charge Pursuant to New Accounting Rules.”

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

          On June 28, 2000, we entered into a $600 million, multi-year term loan that replaced two revolving credit facilities that matured on June 30, 2000.  The term loan is secured by our and KGE’s first mortgage bonds and has a maturity date of March 17, 2003.  The term loan agreement contains requirements for maintaining certain consolidated leverage ratios, interest coverage ratios and consolidated debt to capital ratios.  At December 31, 2001, we were in compliance with all of these requirements.  In January 2002, we repaid $44 million of the term loan with the proceeds of our sale of investments in low income housing tax credit partnerships.  The outstanding balance of the term loan after this prepayment was $547 million.  In March 2002, we entered into an amendment to the term loan that adds to the calculation of consolidated earnings before interest, taxes, depreciation and amortization, the severance costs incurred in the fourth quarter of 2001 and the first quarter of 2002 related to our work force reductions and maintains the current maximum consolidated leverage ratio of 5.75 to 1.0 through the maturity date of the term loan in March 2003.  The outstanding balance of the term loan was repaid with a portion of the proceeds of our offerings of notes and first mortgage bonds on May 10, 2002.

          We also have an arrangement with certain banks to provide a revolving credit facility on a committed basis totaling $400 million.  The facility is secured by KGE’s first mortgage bonds and matures on March 17, 2003.  In conjunction with the May 10, 2002 financings, we amended our revolving credit facility to reduce the total commitment under the facility to $400 million from $500 million and to release our first mortgage bonds as collateral.  Borrowings on this facility were $397.7 million as of March 31, 2002.  We used proceeds of $97 million from the May 10, 2002 financings to reduce the outstanding balance of the revolving credit facility.  The outstanding balance of our revolving credit facility was $282.5 million as of  May 10, 2002.  Under the terms of the agreement, we are required, among other restrictions, to maintain a total debt to total capitalization ratio of not greater than 65% at all times.  We are in compliance with this covenant.  At March 31, 2002, the capitalization ratio was 61.6%.  Under the terms of the facility, the impairment charge recorded in the first quarter of 2002 does not affect compliance with this covenant.

          In August 1998, we entered into a call option contract with an investment bank related to the issuance of $400 million of our 6.25% senior unsecured notes that have a final maturity of August 15, 2018 and are putable and callable on August 15, 2003.  This call option contract is required to be settled by August 2003 through either a remarketing or refinancing of the senior notes or a cash payment.  If settled through a remarketing, the liability will be amortized as a credit to interest expense over the term of the new debt.  The investment bank will price the notes to yield a market premium adequate to allow the investment bank to retain proceeds equal to the fair value of the call option at that time.  The ultimate value of the call option will be based on the difference between the 10-year United States Treasury rate on August 12, 2003 and 5.44%.  If the 10-year United States Treasury rate on August 12, 2003 is less than 5.44%, we may have a liability to the investment bank at that time.  At September 30, 2002, our potential liability under this contract was $69.9 million. Based on the current 10-year forward treasury rate on November 12, 2002 of 4.28%, we would potentially be obligated to make a cash payment of approximately $51.0 million to settle the contract on August 12, 2003. The amount of our liability will increase or decrease approximately $5 million for every 10-basis point change in the 10-year forward treasury rate.  We are evaluating whether alternatives are available to reduce or eliminate the amount of the cash payment necessary to settle the call option.

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

Capital Structure

          During the first quarter of 2002, we recorded an impairment of our goodwill and customer accounts as more fully described above in “— Summary of Significant Items — Impairment Charge Pursuant to New Accounting Rules,” which affected our capital structure.  Our capital structure at March 31, 2002 and December 31, 2001 was as follows:

	March 31, 2002	December 31, 2001

Shareholders’ equity	30%	36%
Preferred stock	1	1
Western Resources obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company subordinated debentures	6	4
Long-term debt, net	63	59

Total	100%	100%

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

Monitored Services

          Attrition

          Customer attrition has a direct impact on the results of our monitored security operations since it affects its revenues, amortization expense and cash flow.  See “— Operating Results — Monitored Services” and our Annual Report on Form 10-K for the year ended December 31, 2001 for additional information regarding customer attrition.

          Customer attrition for the three months ended March 31, 2002 and 2001 is summarized below.

	Customer Account Attrition

	March 31, 2002		March 31, 2001

	Annualized First Quarter	Trailing Twelve Month	Annualized First Quarter	Trailing Twelve Month

Protection One	11.4%	14.4%	13.9%	14.7%
Protection One Europe (a)	10.8%	8.6%	8.9%	9.3%

(a)	United Kingdom operations were disposed of in June 2001.

Related Party Transactions

          Below we describe significant transactions between us and Westar Industries and other subsidiaries and related parties.  We have disclosed significant transactions even if these have been eliminated in the preparation of our consolidated results and financial position since our proposed financial plan, as discussed in Note 6 in the “Notes to Consolidated Financial Statements,” calls for a split-off of Westar Industries from us to occur in the future.  We cannot predict whether the KCC will approve the plan and, if so, whether we will be successful in executing the plan.

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

          During the three months ended March 31, 2002, both Westar Industries and Protection One purchased $91.1 million face value of Westar Energy bonds on the open market.  We recognized an extraordinary gain from the purchase of our bonds of $2.0 million, net of $1.3 million tax.  Additionally we recognized an extraordinary loss related to the fair value of a call option associated with our 6.25% senior unsecured notes at the time the notes were retired of $2.5 million, net of $1.7 million tax benefit, for the three months ended March 31, 2002.

          During April 2002, we recognized a gain of $4.1 million, net of $2.3 million tax, on the repurchase of Protection One and our bonds.  In April 2002, we recognized an extraordinary loss related to the fair value of a call option associated with our 6.25% senior unsecured notes at the time the notes were retired of $0.9 million, net of  $0.6 million tax benefit.

          During the three months ended March 31, 2002, Protection One purchased approximately $1.2 million of our preferred stock in open market purchases.  These purchases have been accounted for as retirements.  We recognized a gain on reacquired preferred stock of approximately $0.5 million, net of $0.3 million tax, for the three months ended March 31, 2002 related to these retirements.  From April 1, 2002 through April 30, 2002, Protection One acquired in open market purchases approximately $0.1 million of our preferred securities.

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

          Protection One has entered into an agreement pursuant to which it will pay to Westar Industries, beginning with the quarter ended March 31, 2002, a fee for financial advisory services payable quarterly, equal to 0.125% of its consolidated total assets at the end of each quarter. The agreement also provides access to aviation services at Protection One’s option.  This agreement was approved by the independent members of Protection One’s board of directors.  Protection One incurred approximately $1.3 million of expenses in the first quarter of 2002 for the financial advisory fee, which has been eliminated in our consolidated financial statements.

          Transactions with Protection One

          During the fourth quarter of 2001, KGE entered into an option agreement to sell an office building located in downtown Wichita, Kansas, to Protection One for approximately $0.5 million.  The sales price was determined by management based on three independent appraisers’ findings.

          Loans to Officers

          During 2001, we extended loans to our officers for the purpose of purchasing shares of our common stock on the open market.  The loans are unsecured and contain a variable interest rate that is equal to our short-term borrowing rate.  Interest is payable quarterly.  The loans mature and become due on December 4, 2004.  The balance outstanding at March 31, 2002 was approximately $2.1 million and is classified as a reduction to shareholders’ equity in the accompanying consolidated balance sheet.  During the first quarter of 2002, we recorded approximately $22,000 in interest income on these notes.  The maximum amount of loans authorized is $7.9 million.

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

          During the first quarter of 2002, $547 million was reclassified from long-term debt to current maturities.  If there were a 100 basis point change in each debt series’ benchmark rate used to set the rate for such series, the impact to net income at March 31, 2002 would have been approximately $6.7 million after tax on an annual basis.  However, it is anticipated that this exposure will decrease for the second quarter as a result of replacing existing debt with the proceeds from sales of our notes and first mortgage bonds on May 10, 2002.  See “— Summary of Significant Items — Debt Financings” above for additional information about the financing agreement.

          In August 1998, we entered into a call option contract with an investment bank related to the issuance of $400 million of our 6.25% senior unsecured notes that have a final maturity of August 15, 2018 and are putable and callable on August 15, 2003.  This call option contract is required to be settled by August 2003 through either a remarketing or refinancing of the senior notes or a cash payment.  If settled through a remarketing, the liability will be amortized as a credit to interest expense over the term of the new debt.  The investment bank will price the notes to yield a market premium adequate to allow the investment bank to retain proceeds equal to the fair value of the call option at that time.  The ultimate value of the call option will be based on the difference between the 10-year United States Treasury rate on August 12, 2003 and 5.44%.  If the 10-year United States Treasury rate on August 12, 2003 is less than 5.44%, we may have a liability to the investment bank at that time.  At September 30, 2002, our potential liability under this contract was $69.9 million. Based on the current forward rate on November 12, 2002 of 4.28%, we would potentially be obligated to make a cash payment of approximately $51.0 million to settle the contract on August 12, 2003. The amount of our liability will increase or decrease approximately $5 million for every 10-basis point change in the 10-year forward treasury rate.  We are evaluating whether alternatives are available to reduce or eliminate the amount of the cash payment necessary to settle the call option.

          In addition, under SFAS No. 133, we are required to mark to market changes in the anticipated amount of the liability related to the portion of the $400 million in notes that have been retired so that our balance sheet reflects the current fair value of the free standing portion of the call option contract.  Related to the call option, we recorded a non-cash mark-to-market gain of $0.9 million, net of $0.5 million tax, for the three months ended March 31, 2002. We cannot predict changes in the 10-year United Stated Treasury rates and the market value of this option. Therefore, we cannot estimate amounts of future mark-to-market non-cash charges associated with the call option or the impact on our earnings, which could be material.

          Hedging Activity

          The following table summarizes the effects our natural gas hedges and our interest rate swap had on our financial position and results of operations for the three months ended March 31, 2002:

	Natural Gas Hedges (a)	Interest Rate Swap	Total Cash Flow Hedges

	(Dollars in Thousands)
Fair value of derivative instruments:
Current	$(5,191)	$—	$(5,191)
Long-term	(6,011)	516	(5,495)

Total	$(11,202)	$516	$(10,686)

Amounts in accumulated other comprehensive income	$19,032	$3,173	$22,205
Hedge ineffectiveness	964	—	964
Estimated income tax expense (benefit)	(8,089)	—	(8,089)

Net Comprehensive Gain	$11,907	$3,173	$15,080

Anticipated reclassifications to earnings in future periods (b)	$(5,191)	$—	$(5,191)
Duration of hedge designation as of March 31, 2002	28 months	19 months	—

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

Fair Value of Energy Trading Contracts

          The tables below show the difference between the market value and the notional values of energy trading contracts outstanding for the three months ended March 31, 2002, their sources and maturity periods:

Fair Value of Contracts

(In Thousands)

Net fair value of contracts outstanding at the beginning of the period	$2,309
Contracts realized or otherwise settled during the period	8,154
Fair value of new contracts entered into during the period	12,087

Fair value of contracts outstanding at the end of the period	$22,550

	Fair Value of Contracts at End of Period

Source of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years

	(In Thousands)

Prices actively quoted (futures)	$1,685	$(1,149)	$2,834	$—	$—
Prices provided by other external sources (swaps and forwards)	19,052	15,448	1,083	2,521	—
Prices based on models and other valuation models (options and other)	1,813	(835)	2,648	—	—

Total fair value of contracts outstanding	$22,550	$13,464	$6,565	$2,521	$—

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Information relating to market risk disclosure is set forth in “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Information — Market Risk Disclosure” included herein.

WESTERN RESOURCES, INC.

Part II.   Other Information

ITEM 1.   LEGAL PROCEEDINGS

          We, Westar Industries, Protection One, its subsidiary Protection One Alarm Monitoring, Inc. (Protection One Alarm Monitoring) and certain present and former officers and directors of Protection One are defendants in a purported class action litigation pending in the United States District Court for the Central District of California, “Alec Garbini, et al. v. Protection One, Inc., et al.,” No. CV 99-3755 DT (RCx).  Pursuant to an Order dated August 2, 1999, four pending purported class actions were consolidated into a single action.  On February 27, 2001, plaintiffs filed a Third Consolidated Amended Class Action Complaint (Third Amended Complaint).  Plaintiffs purported to bring the action on behalf of a class consisting of all purchasers of publicly traded securities of Protection One, including common stock and bonds, during the period of February 10, 1998 through February 2, 2001.  The Third Amended Complaint asserted claims under Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 against Protection One, Protection One Alarm Monitoring, and certain present and former officers and directors of Protection One based on allegations that various statements concerning Protection One’s financial results and operations for 1997, 1998, 1999 and the first three quarters of 2000 were false and misleading and not in compliance with generally accepted accounting principles.  Plaintiffs alleged, among other things, that former employees of Protection One have reported that Protection One lacked adequate internal accounting controls and that certain accounting information was unsupported or manipulated by management in order to avoid disclosure of accurate information.  The Third Amended Complaint further asserted claims against us and Westar Industries as controlling persons under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  A claim was also asserted under Section 11 of the Securities Act of 1933 against Protection One’s auditor, Arthur Andersen LLP.  The Third Amended Complaint sought an unspecified amount of compensatory damages and an award of fees and expenses, including attorneys’ fees.  On June 4, 2001, the District Court dismissed plaintiffs’ claims under Sections 10(b) and 20(a) of the Securities Exchange Act.  The Court granted plaintiffs leave to replead such claims.  The Court also dismissed all claims brought on behalf of bondholders with prejudice.  The Court also dismissed plaintiffs’ claims against Arthur Andersen LLP and the plaintiffs have appealed that dismissal.  On February 22, 2002, plaintiffs filed a Fourth Consolidated Amended Class Action Complaint.  The new complaint realleges claims on behalf of purchasers of common stock under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The new complaint does not assert any claims against Protection One Alarm Monitoring.  On April 5, 2002, we, Protection One and the other defendants filed a motion to dismiss the Fourth Consolidated Amended Class Action Complaint.  The motion is scheduled to be heard by the Court on June 10, 2002.  Protection One and we cannot predict the impact of this litigation, which could be material.

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

          We and our subsidiaries are involved in various other legal, environmental and regulatory proceedings.  We believe that adequate provision has been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect upon our overall financial position or results of operations.  See also Notes 5 and 6 of the “Notes to Consolidated Financial Statements,” included herein by reference, for discussion of FERC proceedings and KCC regulatory proceedings.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

             None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None

ITEM 5.   OTHER INFORMATION

             None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	4.1*	-	Thirty-Fifth Supplemental Indenture dated May 10, 2002 between Western Resources, Inc. and BNY Midwest Trust Company, as Trustee.

	4.2*	-	Securities Resolution No. 2 dated as of May 10, 2002 under Indenture dated as of August 1, 1998 between Western Resources, Inc. and Deutsche Bank Trust Company Americas.

	99.1	-	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed.

(b)	Reports on Form 8-K filed during the three months ended March 31, 2002:

	Form 8-K filed January 9, 2002		-

Announcing that PNM notified us by letter that PNM’s board of directors took action to terminate the Agreement and Plan of Restructuring and Merger dated November 8, 2000 among PNM, us and certain other parties.  By letter dated January 9, 2002 we objected to PNM’s action and stated our position that PNM has no basis to terminate the Agreement.

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

WESTERN RESOURCES, INC.

Date:	November 13, 2002	By:	/s/ PAUL R. GEIST

Paul R. Geist, Senior Vice President, Chief Financial Officer and Treasurer

CERTIFICATION PURSUANT TO
RULE 13a-14 UNDER THE
SECURITIES EXCHANGE ACT OF 1934

Each of the undersigned, as a member of a committee appointed by the Board of Directors of Westar Energy, Inc. performing similar or equivalent functions to those performed by a principal executive officer or chief executive officer of the company, certify that:

1.	I have reviewed this amended quarterly report for the period ended March 31, 2002 on Form 10-Q/A of Westar Energy, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date:	November 13, 2002	By:	/S/ DOUGLAS T. LAKE

Douglas T. Lake Executive Vice President and Chief Strategic Officer As a Member of the Committee
		By:	/S/ PAUL R. GEIST
Paul R. Geist Senior Vice President, Chief Financial Officer and Treasurer As a Member of the Committee
		By:	/S/ LARRY D. IRICK
Larry D. Irick Vice President, Corporate Secretary As a Member of the Committee
		By:	/S/ RICHARD A. DIXON
Richard A. Dixon Senior Vice President, Customer Operations As a Member of the Committee
		By:	/S/ DOUGLAS R. STERBENZ
Douglas R. Sterbenz Senior Vice President, Generation and Marketing As a Member of the Committee
		By:	/S/ KELLY R. HARRISON
Kelly B. Harrison Vice President, Regulatory As a Member of the Committee
/S/ BRUCE A. AKIN
Bruce A. Akin Vice President, Business Services As a Member of the Committee

CERTIFICATION PURSUANT TO
RULE 13a-14 UNDER THE
SECURITIES EXCHANGE ACT OF 1934
FOR A PERIOD ENDED PRIOR TO AUGUST 29, 2002

I, Paul R. Geist, certify that:

1.	I have reviewed this amended quarterly report for the period ended March 31, 2002 on Form 10-Q/A of Westar Energy, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:	November 13, 2002	By:	/s/ PAUL R. GEIST

Paul R. Geist, Senior Vice President, Chief Financial Officer and Treasurer