Form 10-Q/A
period 2002-06-30
WESTAR ENERGY INC /KS
filed 2002-11-14
CIK 54507

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

INTRODUCTORY NOTE

The registrant is filing this Form 10-Q/A to give effect to the restatements as discussed in Note 17 of the “Notes to Consolidated Financial Statements.”

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

RESTATEMENTS

We have restated our consolidated financial statements as of June 30, 2002 and for the periods then ended. We are correcting amounts related to the extraordinary gain recognized on the retirement of our debt to include the fair value of the call option associated with our 6.25% senior unsecured notes at the time the notes were retired. Also, the change in the fair value of the call option subsequent to the retirement of the notes has been recognized in other income in the accompanying restated consolidated financial statements.

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

See Note 17 of the Notes to Consolidated Financial Statements, “Restatements of Our Consolidated Financial Statements,” for detailed information concerning the restatements. We have amended and restated in its entirety the Form 10-Q for the three and six months ended June 30, 2002 filed on August 14, 2002 to reflect the restatements. In order to preserve the nature and the character of the disclosures as of August 14, 2002, no attempt has been made in this Form 10-Q/A to modify or update such disclosures except as required to reflect the results of the restatements.

PART I.    Financial Information

ITEM 1.    FINANCIAL STATEMENTS

WESTAR ENERGY, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	June 30, 2002	December 31, 2001
	(As Restated, See Note 17)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$97,743	$96,388
Restricted cash	134,433	15,495
Accounts receivable, net	101,899	96,824
Inventories and supplies	147,790	145,000
Energy trading contracts	86,262	71,421
Deferred tax assets	7,820	23,284
Prepaid expenses and other	64,595	54,514

Total Current Assets	640,542	502,926

PROPERTY, PLANT AND EQUIPMENT, NET	4,022,921	4,044,366

OTHER ASSETS:
Restricted cash	175,202	38,515
Investment in ONEOK	702,461	598,929
Customer accounts, net	443,808	813,733
Goodwill, net	181,834	879,926
Regulatory assets	393,293	358,025
Energy trading contracts	19,318	15,247
Other	243,035	233,927

Total Other Assets	2,158,951	2,938,302

ASSETS OF DISCONTINUED OPERATIONS	19,410	22,938

TOTAL ASSETS	$6,841,824	$7,508,532

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$118,026	$160,829
Short-term debt	8,768	222,300
Accounts payable	122,703	122,968
Accrued liabilities	244,073	216,017
Accrued income taxes	16,467	35,048
Deferred security revenues	47,353	47,891
Energy trading contracts	77,772	67,859
Other	24,295	24,570

Total Current Liabilities	659,457	897,482

LONG-TERM LIABILITIES:
Long-term debt, net	3,505,390	2,978,450
Western Resources obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company subordinated debentures	219,280	220,000
Deferred income taxes and investment tax credits	824,146	924,178
Minority interests	69,969	166,850
Deferred gain from sale-leaseback	168,552	174,466
Energy trading contracts	9,739	16,500
Other	333,933	285,181

Total Long-Term Liabilities	5,131,009	4,765,625

LIABILITIES OF DISCONTINUED OPERATIONS	1,333	1,364

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Cumulative preferred stock, par value $100 per share; authorized 600,000 shares; issued 248,576 shares; outstanding 214,503 shares and 239,364 shares, respectively	21,450	23,936
Common stock, par value $5 per share; authorized 150,000,000 shares; issued 91,888,770 shares and 86,205,417 shares, respectively	459,444	431,027
Paid-in capital	1,250,378	1,196,763
Unearned compensation	(13,066)	(21,920)
Loans to officers	(2,014)	(1,973)
Retained earnings (accumulated deficit)	(196,236)	606,502
Treasury stock, at cost, 20,493,341 and 15,097,987 shares, respectively	(455,976)	(364,901)
Accumulated other comprehensive loss, net	(13,955)	(25,373)

Total Shareholders’ Equity	1,050,025	1,844,061

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,841,824	$7,508,532

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,
	2002	2001
	(As Restated, See Note 17)
SALES:
Energy	$417,896	$412,466
Monitored Services	87,230	108,360

Total Sales	505,126	520,826

COST OF SALES:
Energy	178,247	198,146
Monitored Services	26,987	38,518

Total Cost of Sales	205,234	236,664

GROSS PROFIT	299,892	284,162

OPERATING EXPENSES:
Operating and maintenance	97,628	88,496
Depreciation and amortization	67,206	102,234
Selling, general and administrative	78,194	83,106
Loss on dispositions of monitored services operations	—	17,979

Total Operating Expenses	243,028	291,815

INCOME (LOSS) FROM OPERATIONS	56,864	(7,653)

OTHER INCOME (EXPENSE):
Investment earnings	14,824	342
Minority interests	(266)	4,451
Other	(4,140)	(2,832)

Total Other Income	10,418	1,961

INTEREST EXPENSE:
Interest expense on long-term debt	58,441	53,595
Interest expense on short-term debt and other	10,587	11,027

Total Interest Expense	69,028	64,622

EARNINGS (LOSSES) BEFORE INCOME TAXES	(1,746)	(70,314)
Income tax benefit	(6,779)	(34,354)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY GAIN	5,033	(35,960)
Discontinued operations, net of tax of $703 and $1, respectively	(1,343)	(54)
Extraordinary gain, net of tax of $3,013 and $3,137, respectively	5,585	5,826

NET INCOME (LOSS)	9,275	(30,188)

PREFERRED STOCK:
Gain on reacquired preferred stock	128	—
Preferred dividends	(231)	(282)

Total change in preferred stock	(103)	(282)

EARNINGS (LOSSES) AVAILABLE FOR COMMON STOCK	$9,172	$(30,470)

Average common shares outstanding	71,645,655	70,409,093

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted earnings (losses) available from continuing operations and before extraordinary gain	$0.07	$(0.51)
Discontinued operations, net of tax	(0.02)	—
Extraordinary gain, net of tax	0.08	0.08

Basic and diluted earnings (losses) available after extraordinary gain	$0.13	$(0.43)

DIVIDENDS DECLARED PER COMMON SHARE	$0.30	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
	(As Restated, See Note 17)
SALES:
Energy	$830,177	$858,484
Monitored Services	175,144	221,018

Total Sales	1,005,321	1,079,502

COST OF SALES:
Energy	361,985	426,925
Monitored Services	55,899	78,596

Total Cost of Sales	417,884	505,521

GROSS PROFIT	587,437	573,981

OPERATING EXPENSES:
Operating and maintenance	191,018	181,133
Depreciation and amortization	141,188	203,957
Selling, general and administrative	176,851	161,330
Loss on dispositions of monitored services operations	—	17,979
Loss on impairment of customer accounts	338,104	—

Total Operating Expenses	847,161	564,399

INCOME (LOSS) FROM OPERATIONS	(259,724)	9,582

OTHER INCOME (EXPENSE):
Investment earnings	47,704	13,602
Minority interests	96,302	5,723
Other	(7,445)	(5,988)

Total Other Income	136,561	13,337

INTEREST EXPENSE:
Interest expense on long-term debt	108,952	109,586
Interest expense on short-term debt and other	22,012	21,737

Total Interest Expense	130,964	131,323

LOSSES BEFORE INCOME TAXES	(254,127)	(108,404)
Income tax benefit	(134,072)	(53,439)

NET LOSS FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY GAIN AND ACCOUNTING CHANGE	(120,055)	(54,965)

Discontinued operations, net of tax of $700 and $47, respectively	(3,012)	(236)

Extraordinary gain, net of tax of $5,076 and $5,799, respectively	9,533	10,769

Cumulative effects of accounting changes, net of tax:
Continuing operations, net of tax of $57,381 and $12,347, respectively	(621,434)	18,694
Discontinued operations	(2,283)	—

Total cumulative effects of accounting changes, net of tax	(623,717)	18,694

NET INCOME (LOSS)	(737,251)	(25,738)

PREFERRED STOCK:
Gain on reacquired preferred stock	593	—
Preferred dividends	(480)	(564)

Total change in preferred stock	113	(564)

EARNINGS (LOSSES) AVAILABLE FOR COMMON STOCK	$(737,138)	$(26,302)

Average common shares outstanding	71,508,053	70,384,333

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted earnings (losses) available from continuing operations before extraordinary gain and accounting changes	$(1.68)	$(0.79)
Discontinued operations, net of tax	(0.04)	—
Extraordinary gain, net of tax	0.13	0.15
Accounting changes, net of tax	(8.72)	0.27

Basic and diluted earnings (losses) available after extraordinary gain and accounting change	$(10.31)	$(0.37)

DIVIDENDS DECLARED PER COMMON SHARE	$0.60	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,
	2002		2001
	(As Restated, See Note 17)

NET INCOME (LOSS)		$9,275		$(30,188)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding losses on marketable securities arising during the period	$—		$(345)
Adjustment for losses included in net income	—	—	1,470	1,125

Unrealized holding losses on cash flow hedges arising during the period	(1,846)		—
Adjustment for losses included in net income	1,193	(653)	—	—

Minimum pension liability adjustment		(4,688)		—
Foreign currency translation adjustment		265		6,793
Income tax benefit		969		—

Total other comprehensive gain (loss), net of tax		(4,107)		7,918

COMPREHENSIVE INCOME (LOSS)		$5,168		$(22,270)

	Six Months Ended June 30,
	2002		2001
	(As Restated, See Note 17)

NET INCOME (LOSS)		$(737,251)		$(25,738)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding losses on marketable securities arising during the period	$—		$(587)
Adjustment for losses included in net income	—	—	3,331	2,744

Unrealized holding gains on cash flow hedges arising during the period	20,359		—
Adjustment for losses included in net income	2,157	22,516	—	—

Minimum pension liability adjustment		(4,688)		—
Foreign currency translation adjustment		711		4,047
Income tax expense		(7,121)		(693)

Total other comprehensive gain (loss), net of tax		11,418		6,098

COMPREHENSIVE INCOME (LOSS)		$(725,833)		$(19,640)

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
	(As Restated, See Note 17)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(737,251)	$(25,738)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations	3,012	236
Extraordinary gain	(9,533)	(10,769)
Cumulative effect of accounting change	623,717	(18,694)
Depreciation and amortization	141,188	203,957
Amortization of deferred gain from sale-leaseback	(5,914)	(5,914)
Amortization of non-cash stock compensation	11,465	12,606
Net changes in energy trading assets and liabilities	10,648	25,934
Net changes in fair value of call option	1,354	—
Equity in earnings from investments	(6,940)	(5,163)
Loss on dispositions of monitored services operations	—	17,979
Loss on impairment of customer accounts	338,104	—
Impairment on investments	—	11,075
Loss on sale of property	1,423	—
Minority interests	(96,302)	(5,723)
Accretion of discount note interest	(222)	(1,602)
Net deferred taxes	(117,339)	(28,925)
Changes in working capital items, net of acquisitions and dispositions:
Restricted cash	(18,938)	604
Accounts receivable, net	(19,296)	4,967
Inventories and supplies	(2,790)	(21,015)
Prepaid expenses and other	(10,081)	(18,461)
Accounts payable	(265)	(32,708)
Accrued and other current liabilities	23,801	13,716
Accrued income taxes	(18,581)	(28,371)
Deferred security revenues	(538)	4,826
Changes in other assets and liabilities	(46,005)	1,972

Cash flows from operating activities	64,717	94,789

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(80,037)	(129,448)
Proceeds from sale of property	1,205	—
Customer account acquisitions	(12,424)	(8,928)
Proceeds from dispositions of monitored services operations	—	42,258
Proceeds from other investments	14,859	1,501

Cash flows used in investing activities	(76,397)	(94,617)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(213,532)	112,703
Proceeds of long-term debt	1,366,574	14,823
Retirements of long-term debt	(860,171)	(46,710)
Funds in trust for debt repayment	(235,000)	—
Retirement of Western Resources obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company subordinated debentures	(586)	—
Issuance of officer loans	(297)	—
Issuance of common stock, net	10,329	8,796
Cash dividends paid	(43,274)	(42,611)
Preferred stock redemption	(1,539)	—
Acquisition of treasury stock	(10,180)	—
Reissuance of treasury stock	—	6,784

Cash flows from financing activities	12,324	53,785

FOREIGN CURRENCY TRANSLATION	711	4,047

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,355	58,004
CASH AND CASH EQUIVALENTS:
Beginning of period	96,388	8,762

End of period	$97,743	$66,766

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest on financing activities, net of amount capitalized	$192,772	$174,388
Income taxes	$435	$5,810
NON-CASH FINANCING TRANSACTIONS:
Issuance of stock to subsidiary (Note 14)	$80,895	$355,238

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

1.    DESCRIPTION OF BUSINESS

Westar Energy, Inc., is a publicly traded consumer services company incorporated in 1924 in the State of Kansas. Unless the context otherwise indicates, all references on this Form 10-Q/A to “the company,” “Westar Energy,” “we,” “us,” “our” or similar words are to Westar Energy, Inc., and its consolidated subsidiaries. We provide electric generation, transmission and distribution services to approximately 645,000 customers in Kansas and monitored security services to approximately 1.2 million customers in North America and Europe. ONEOK, Inc. (ONEOK), in which we have an approximate 45% ownership interest, provides natural gas transmission and distribution services to approximately 1.4 million customers in Oklahoma and Kansas.

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

The impairment charge for goodwill is reflected in our consolidated statement of income as a cumulative effect of a change in accounting principle. The impairment charge for customer accounts is reflected in our consolidated statement of income as an operating expense. These impairment charges reduce the recorded value of these assets to their estimated fair values at January 1, 2002. See Note 17 for information concerning the restatements to report an additional impairment charge for our share of the impairment charge for goodwill and customer accounts recorded by Protection One.

We are no longer permitted to amortize goodwill to income because of the adoption of SFAS No. 142. The following tables show our results for the three and six months ended June 30, 2001, calculated using the new accounting standard for goodwill, adjusted for minority interest, compared to our results for the three and six months ended June 30, 2002.

	Three Months Ended June 30,
	2002	2001
	(In Thousands, Except Per Share Amounts)

Reported earnings (losses) available for common stock	$9,172	$(30,470)
Add back: Goodwill amortization	—	11,587

Adjusted earnings (losses) available for common stock	$9,172	$(18,883)

Basic and diluted earnings per share:
Reported earnings (losses) available for common stock	$0.13	$(0.43)
Add back: Goodwill amortization	—	0.16

Adjusted earnings (losses) available for common stock	$0.13	$(0.27)

	Six Months Ended June 30,
	2002	2001
	(In Thousands, Except Per Share Amounts)

Reported earnings (losses) available for common stock	$(737,138)	$(26,302)
Add back: Goodwill amortization	—	22,986

Adjusted earnings (losses) available for common stock	$(737,138)	$(3,316)

Basic and diluted earnings per share:
Reported earnings (losses) available for common stock	$(10.31)	$(0.37)
Add back: Goodwill amortization	—	0.32

Adjusted earnings (losses) available for common stock	$(10.31)	$(0.05)

The investment at cost in customer accounts at June 30, 2002 and December 31, 2001 was approximately $1.1 billion and $1.4 billion, respectively. Accumulated amortization of the investment in customer accounts at June 30, 2002 and December 31, 2001 was $665.7 million and $621.3 million, respectively. We recorded approximately $22.1 million of customer account amortization expense during the three months ended June 30, 2002 and $38.0 million during the same period of 2001. We recorded approximately $43.9 million of customer account amortization expense during the six months ended June 30, 2002 and $76.0 million during the same period of 2001. Customer account amortization expense is reduced primarily as a result of the impairment charge that reduced our customer account balance. The table below reflects the estimated aggregate customer account amortization expense for 2002 and each of the four succeeding fiscal years.

	2002	2003	2004	2005	2006
	(In Thousands)

Estimated amortization expense	$87,202	$86,917	$86,812	$70,560	$70,199

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

12.    EXTRAORDINARY GAIN ON SECURITIES

Protection One’s and our debt securities were repurchased in the open market and extraordinary gains were recognized on the retirement of these debt securities. The extraordinary gain recognized was $5.6 million, net of tax of $3.0 million, during the three months ended June 30, 2002, and $5.8 million, net of tax of $3.1 million, for the same period of 2001. The extraordinary gain recognized during the six months ended June 30, 2002, was $9.5 million, net of tax of $5.1 million, and $10.8 million, net of tax of $5.8 million, for the same period of 2001. In determining the extraordinary gain reported for the three and six months ended June 30, 2002, we recognized losses related to the fair value of the call option associated with our 6.25% senior unsecured notes at the time the notes were retired.

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

During the three and six months ended June 30, 2002, Westar Industries, Protection One and we purchased a total of $106.3 million and $197.4 million, respectively, face value of Westar Energy bonds on the open market. For the three months ended June 30, 2002, we recognized an extraordinary gain from the purchase of our bonds of $2.0 million, net of tax of $1.3 million, and for the six months ended June 30, 2002, we recognized $4.0 million, net of tax of $2.6 million. Additionally, we recognized an extraordinary loss related to the fair value of a call option associated with our 6.25% senior unsecured notes at the time the notes were retired of $2.0 million, net of $1.3 million tax benefit, for the three months ended June 30, 2002, and we recognized an extraordinary loss of $4.6 million, net of $3.0 million tax benefit, for the six months ended June 30, 2002.

During July 2002, we recognized a gain of $2.9 million, net of $1.6 million tax, on the repurchase of Protection One and our bonds. In July 2002, we recognized an extraordinary loss related to the fair value of a call option associated with our 6.25% senior unsecured notes at the time the notes were retired of $1.2 million, net of $0.8 million tax benefit.

During the six months ended June 30, 2002, Protection One purchased approximately $1.5 million of our preferred stock in open market purchases. These purchases have been accounted for as retirements in our consolidated financial statements. We recognized a gain on reacquired preferred stock of approximately $0.6 million, net of $0.4 million tax benefit, for the six months ended June 30, 2002 related to these retirements.

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

Three Months Ended June 30, 2002:
	Electric Utility(a)	Monitored Services	Other (b)	Total
	(In Thousands)

Sales	$417,896	$87,230	$—	$505,126
Earnings (losses) before interest and taxes	56,022	(1,958)	13,218	67,282
Interest expense				69,028
Earnings before income taxes				(1,746)

Three Months Ended June 30, 2001:
	Electric Utility	Monitored Services	Other (c) (d)	Total
	(In Thousands)

Sales	$412,466	$108,024	$336	$520,826
Earnings (losses) before interest and taxes	46,893	(51,397)	(1,188)	(5,692)
Interest expense				64,622
Losses before income taxes				(70,314)

Six Months Ended June 30, 2002:
	Electric Utility(e)	Monitored Services (f)	Other (c) (g)	Total
	(In Thousands)

Sales	$830,177	$174,892	$252	$1,005,321
Earnings (losses) before interest and taxes	78,736	(245,665)	43,766	(123,163)
Interest expense				130,964
Losses before income taxes				(254,127)

Six Months Ended June 30, 2001:
	Electric Utility (h)	Monitored Services	Other (c) (i)	Total
	(In Thousands)

Sales	$858,484	$220,328	$690	$1,079,502
Earnings (losses) before interest and taxes	89,708	(78,184)	11,395	22,919
Interest expense				131,323
Losses before income taxes				(108,404)

(a)	EBIT includes $2.8 million recorded for marking to market the call option of the 6.25% senior unsecured notes.
(b)	EBIT includes investment earnings of $13.3 million.
(c)	Sales are from a wholly owned subsidiary of Westar Industries providing paging services, which was sold during the first quarter of 2002.
(d)	EBIT includes losses on investments of $0.5 million.
(e)	EBIT includes $1.4 million recorded for marking to market the call option of the 6.25% senior unsecured notes.
(f)
As a result of the impairment charge recorded in the first quarter of 2002, monitored services’ total assets decreased approximately $1.1 billion, from $1.9 billion at December 31, 2001 to $827.4 million at June 30, 2002.

(g)
EBIT includes investment earnings of $45.4 million consisting of a one-time payment of approximately $14.2 million related to a partial recovery of an investment and approximately $25.5 million of ONEOK investment earnings.

(h)	EBIT does not include the unrealized gain on derivatives reported as a cumulative effect of a change in accounting principle. If the effect had been included, EBIT would have been $120.7 million.
(i)	EBIT includes investment earnings of $11.2 million.

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

17.    RESTATEMENTS OF OUR CONSOLIDATED FINANCIAL STATEMENTS

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

At the time of issuance of the notes in 1998, in accordance with GAAP, we were not required to account separately for the call option. However, subsequent to the issuance of our consolidated financial statements for the three and six months ended June 30, 2002, we determined that when we began retiring these notes as a part of our overall debt reduction strategy, the portion of the call option associated with the retired notes became a free-standing option, and should have been treated as a derivative instrument under SFAS No. 133. The fair value of the call option should have been recognized at the date the notes were retired and should have been reflected as an extraordinary loss. In addition, under SFAS No. 133, we are required to mark to market changes in the anticipated amount of the liability related to the portion of the $400 million in notes that have been retired so that our balance sheet reflects the current fair value of the free standing portion of the call option contract. As a result, we recognized an extraordinary loss related to the fair value of a call option associated with our 6.25% senior unsecured notes at the time the notes were retired of $2.0 million, net of $1.3 million tax benefit, for the three months ended June 30, 2002, and we recognized an extraordinary loss of $4.6 million, net of $3.0 million tax benefit, for the six months ended June 30, 2002. Related to the call option, we recorded a non-cash mark-to-market charge of $1.7 million, net of $1.1 million tax, for the three months ended June 30, 2002 and, for the six months ended June 30, 2002, we recorded $0.8 million, net of $0.5 million tax. We cannot predict changes in the market value of this option and therefore cannot estimate amounts of future mark-to-market non-cash charges associated with the call option.

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

Subsequently, Protection One has identified errors in the application of these new accounting standards. These errors relate primarily to the incorrect exclusion of deferred tax assets resulting from the customer account impairment charge in the completion of the goodwill impairment amount resulting from the classification of certain property and equipment as customer accounts. The additional charges increase the previously reported impairment charges and are reflected in the restated results for the three and six months ended June 30, 2002. As a result, we recorded an additional non-cash charge of approximately $93 million, net of tax of $15 million, for the six months ended June 30, 2002, which reflects our share of the additional non-cash impairment charge recorded by Protection One.

Comparison of Restated Amounts to Previously Reported Amounts

As a result of the above restatements, the accompanying consolidated financial statements as of and for the three and six months ended June 30, 2002 have been restated from the amounts previously reported to correct the accounting for these transactions. A summary of the effects of these restatements is as follows:

Changes to Balance Sheet	As of June 30, 2002
	As Previously Reported	As Restated
	(In Thousands)

Property, plant and equipment, net	$4,017,197	$4,022,921
Customer accounts, net	454,782	443,808
Goodwill, net	298,861	181,834
Total other assets	2,286,952	2,158,951
Total assets	6,964,101	6,841,824
Deferred income taxes and investment tax credits	844,487	824,146
Minority interests	83,189	69,969
Other long-term liabilities	325,010	333,933
Total long-term liabilities	5,155,647	5,131,009
Retained earnings (accumulated deficit)	(98,597)	(196,236)
Total shareholders’ equity	1,147,664	1,050,025
Total liabilities and shareholders’ equity	6,964,101	6,841,824

Changes to Income Statements	Three Months Ended June 30, 2002		Six Months Ended June 30, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In Thousands, Except Per Share Amounts)
Depreciation and amortization	$67,536	$67,206	$141,848	$141,188
Loss on impairment of customer accounts	—	—	332,194	338,104
Total operating expenses	243,358	243,028	841,911	847,161
Income (loss) from operations	56,534	56,864	(254,474)	(259,724)
Minority interests	(240)	(266)	83,083	96,302
Other income (expense)	(1,372)	(4,140)	(6,092)	(7,445)
Total other income	13,212	10,418	124,695	136,561
Earnings (losses) before income taxes	718	(1,746)	(260,743)	(254,127)
Income tax benefit	(5,793)	(6,779)	(131,696)	(134,072)
Net income (loss) from continuing operations before extraordinary gain and accounting change	6,511	5,033	(129,047)	(120,055)
Extraordinary gain, net of tax	7,627	5,585	14,090	9,533
Cumulative effect of accounting changes from continuing operations, net of tax	—	—	(519,361)	(621,434)
Cumulative effect of accounting change, net of tax	—	—	(521,644)	(623,717)
Net income (loss)	12,795	9,275	(639,613)	(737,251)
Earnings (losses) available for common stock	12,692	9,172	(639,500)	(737,138)

BASIC AND DILUTED EARNINGS PER SHARE:
Basic and diluted earnings (losses) available from continuing operations before extraordinary gain and accounting change	$0.09	$0.07	$(1.80)	$(1.68)
Extraordinary gain	0.11	0.08	0.20	0.13
Accounting change, net of tax	—	—	(7.30)	(8.72)
Basic and diluted earnings (losses) available after extraordinary gain	0.18	0.13	(8.94)	(10.31)

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

As discussed in Note 17 of the Notes to Consolidated Financial Statements, “Restatement of Our Consolidated Financial Statements,” included in Item 1, the accompanying consolidated financial statements for the three and six months ended June 30, 2002 have been restated. The following Management's Discussion and Analysis of Financial Condition and Results of Operations reflect the restatements.

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

Security and Exchange Commission Inquiry

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

Basic earnings per share were $0.13 for the second quarter of 2002, compared to basic losses per share of $0.43 for the same period of 2001.

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

Basic losses per share were $10.31 for the six months ended June 30, 2002, compared to $0.37 for the same period of 2001. This change is primarily attributable to the impairment charge recorded in the first quarter of 2002 and the first quarter 2002 charge related to a work force reduction.

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

We manage our business segments’ performance based on earnings (losses) before interest and taxes (EBIT). EBIT does not represent cash flow from operations as defined by GAAP, should not be construed as an alternative to operating income and is indicative neither of operating performance nor cash flows available to fund our cash needs. Items excluded from EBIT are significant components in understanding and assessing our financial performance. Interest expense, income taxes, discontinued operations, extraordinary gains, cumulative effects of accounting changes and preferred stock are items that are excluded from the calculation of EBIT. We believe presentation of EBIT enhances an understanding of financial condition, results of operations and cash flows because EBIT is used by us to satisfy our debt service obligations, capital expenditures and other operational needs, as well as to provide funds for growth. EBIT is the primary measurement used by our management to evaluate segment performance. Our computation of EBIT may not be comparable to other similarly titled measures of other companies.

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

Due to the above factors, income from operations increased $9.9 million. Partially offsetting this increase in operating income was an increase in other expense of $2.8 million related to a non-cash mark-to-market charge on the call option of the 6.25% senior unsecured notes that are putable and callable on August 15, 2003. EBIT increased $9.1 million, from $46.9 million for the three months ended June 30, 2001 to $56.0 million for the same period of 2002.

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

        Gross profit increased $36.6 million, or 8%, due to the above mentioned factors. The increase in gross profit is partly due to how we were required to record a gain on certain derivatives acquired in 2001 to mitigate the risk of changing prices on our natural gas fuel requirements. Prior to the adoption of Statement of Financial Accounting Standards (SFAS) No. 133 on January 1, 2001, gains and losses on these derivatives were deferred until settlement and reflected in gross profit at that time. However, upon adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we were required to report a $31.0 million gain on these contracts as of that date as a cumulative effect of a change in accounting principle. This gain was reported on our consolidated statements of income for the six months ended June 30, 2001 on a net-of-tax basis below income tax expense in accordance with accounting standards. All gains and losses after January 1, 2001 on our derivatives used for managing commodity price risk that are not designated as hedges are reflected in gross profit. Had we included the gain in cost of sales in 2001, our $36.6 million increase in gross profit would have been an increase of $5.6 million because the decline in sales would have been smaller than the decline in cost of sales.

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

Due to the above factors, income from operations increased $10.9 million. Partially offsetting this increase in operating income was an increase in other expense of $1.4 million related to a non-cash mark-to-market charge on the call option of the 6.25% senior unsecured notes that are putable and callable on August 15, 2003. EBIT declined $11.0 million, from $89.7 million for the six months ended June 30, 2001 to $78.7 million for the same period of 2002.

Monitored Services

Protection One and Protection One Europe comprise our monitored services business segment. The results discussed below reflect monitored services on a stand-alone basis. These results take into consideration Protection One’s minority interest of approximately 13% at June 30, 2002 and 15% at June 30, 2001. Details concerning EBIT attributable to our monitored services segment are as follows:

	Three Months Ended June 30,
	2002	2001
	(In Thousands)

Sales	$87,230	$108,024
Earnings (losses) before interest and taxes	(1,958)	(51,397)

	Six Months Ended June 30,
	2002	2001
	(In Thousands)

Sales	$174,892	$220,328
Earnings (losses) before interest and taxes	(245,665)	(78,184)

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

Operating expenses decreased $63.0 million primarily due to a $31.0 million decrease in depreciation and amortization expense primarily due to decreases in goodwill and customer account amortization as a result of adoption of SFAS No. 142, a decrease of $18 million due to the dispositions of monitored services operations in 2001 and a decrease of $12.3 million in selling, general and administrative expenses primarily due to declines in administrative and general salaries and outside services employed. Primarily as a result of the decline in operating expenses, EBIT increased $49.4 million.

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

Operating expenses increased $234.9 million primarily due to a $338.1 million loss on impairment of customer accounts, which was partially offset by decreases in operating and maintenance, depreciation and amortization, selling, general and administrative expenses and dispositions of monitored services operations. The decrease in depreciation and amortization expense of $62.0 million is primarily due to decreases in goodwill and customer account amortization as a result of the adoption of SFAS No. 142. Selling, general and administrative expenses decreased $20 million primarily due to reductions in outside services used by Protection One primarily due to completion of special software projects and a reduction in wages and related benefits due to a reduction in Protection One’s workforce. Dispositions of monitored services operations in 2001 accounted for approximately $18 million of the decrease in operating expenses.

As a result of the decline in gross profit and the increases in operating and other expenses, loss before interest and taxes increased $167.5 million. Also as a result of the impairment, monitored services’ total assets decreased approximately $1.1 billion, from $1.9 billion for the year ended December 31, 2001 to $827.4 million for the six months ended June 30, 2002.

Other

Other includes a 45% interest in ONEOK, investments in international power generation facilities and other investments in the aggregate not material to our business or results of operations. Details concerning EBIT attributable to this segment are as follows:

	Three Months Ended June 30,
	2002	2001
	(In Thousands)

Sales	$—	$336
Earnings (losses) before interest and taxes	13,218	(1,188)

	Six Months Ended June 30,
	2002	2001
	(In Thousands)

Sales	$252	$690
Earnings (losses) before interest and taxes	43,766	11,395

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

We believe we will have sufficient cash to fund future operations of our business, including the payment of dividends, from a combination of cash on hand, cash flow and borrowings under our revolving credit facility.

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

In August 1998, we entered into a call option contract with an investment bank related to the issuance of $400 million of our 6.25% senior unsecured notes that have a final maturity of August 15, 2018 and are putable and callable on August 15, 2003. This call option contract is required to be settled in August 2003 through either a remarketing or refinancing of the senior notes or a cash payment. If settled through a remarketing, the liability will be amortized as a credit to interest expense over the term of the new debt. The investment bank will price the notes to yield a market premium adequate to allow the investment bank to retain proceeds equal to the fair value of the call option at that time. The ultimate value of the call option will be based on the difference between the 10-year United States Treasury rate on August 12, 2003 and 5.44%. If the 10-year United States Treasury rate on August 12, 2003 is less than 5.44%, we may have a liability to the investment bank at that time. At September 30, 2002, our potential liability under this contract was $69.9 million. Based on the current 10-year forward treasury rate on November 12, 2002 of 4.28%, we would potentially be obligated to make a cash payment of approximately $51.0 million to settle the contract on August 12, 2003. The amount of our liability will increase or decrease approximately $5 million for every 10-basis point change in the 10-year forward treasury rate. We are evaluating whether alternatives are available to reduce or eliminate the amount of the cash payment necessary to settle the call option.

The table below shows changes from our 2001 Form 10-K, in the projected future cash payments for our contractual obligations for long-term debt existing at June 30, 2002:

At June 30, 2002:
Contractual Obligations	Total	July 1, 2002 through December 31, 2002	2003	2004	2005-2006	Thereafter
	(Dollars in Thousands)

Long-term debt	$3,623,416	$ 107,618	$159,974	$322,189	$983,051	$2,050,584
Restricted cash deposited with the trustee for defeasance (a)	(235,000)	(100,000)	(135,000)	—	—	—

Adjusted long-term debt	$3,388,416	$ 7,618	$24,974	$322,189	$983,051	$2,050,584

(a)	See Note 2 of the Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies” for description of funds deposited with trustee for repayment of debt.

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

Capital Structure

During the first quarter of 2002, we recorded an impairment of our goodwill and customer accounts as more fully described above in “— Summary of Significant Items — Impairment Charge Pursuant to New Accounting Rules,” which affected our capital structure. Our capital structure at June 30, 2002 and December 31, 2001 was as follows:

	June 30, 2002	December 31, 2001
Shareholders’ equity	21%	36%
Preferred stock	1	1
Western Resources obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company subordinated debentures	5	4
Long-term debt, net	73	59

Total	100%	100%

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

Market Risk Disclosure

We are exposed to market risk, including market changes, changes in commodity prices, equity instrument investment prices, interest rates and changes in the 10-year United States Treasury rate. For additional information on our market risk, see our 2001 Form 10-K.

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

In addition, under SFAS No. 133, we are required to mark to market changes in the anticipated amount of the liability related to the portion of the $400 million in notes that have been retired so that our balance sheet reflects the current fair value of the free standing portion of the call option contract. Related to the call option, we recorded a non-cash mark-to-market charge of $1.7 million, net of $1.1 million tax, for the three months ended June 30, 2002 and, for the six months ended June 30, 2002, we recorded $0.8 million, net of $0.6 million tax. We cannot predict changes in the 10-year United States Treasury rates and the market value of this option. Therefore, we cannot estimate amounts of future mark-to-market non-cash charges associated with the call option or the impact on our earnings, which could be material.

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

	Votes
	For	Withheld
Frank J. Becker	56,850,801	2,343,177
Douglas T. Lake	56,832,927	2,361,051
R.A. Edwards	56,349,976	2,844,002

Our Restated Articles of Incorporation were amended to change our name from Western Resources, Inc. to Westar Energy, Inc. The vote was as follows:

For	Against	Abstain
56,431,491	2,079,384	683,103

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a	)	Exhibits:

		4.1*	–	Forty-First Supplemental Indenture dated June 6, 2002 between Kansas Gas and Electric Company and BNY Midwest Trust Company, as Trustee.

		10.1*	–	Amendment to Employment Agreement dated April 1, 2002 between Western Resources, Inc. and David C. Wittig.

		10.2*	–	Amendment to Employment Agreement dated April 1, 2002 between Western Resources, Inc. and Douglas T. Lake.

		10.3*	–
Credit Agreement dated as of June 6, 2002 among Western Resources, Inc., the lenders from time to time party there to, JPMorgan Chase Bank, as Administrative Agent, Citibank, N.A., as Syndication Agent, and Bank of America, N.A., as Documentation Agent.

		99.1*	–	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		99.2	–	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed.

(b	)	Reports on Form 8-K filed during the three months ended June 30, 2002:

Form 8-K filed April 26, 2002	–	Announcing that Westar Industries is reviewing alternatives for changing its investment in ONEOK.

Form 8-K filed May 10, 2002	–	Announcing the issuance of $365 million principal amount of first mortgage bonds, 7 7/8% series due 2007, and $400 million principal amount of senior notes, 9 3/4% series due 2007.

Form 8-K filed May 29, 2002	–	Announcing that a letter was sent to ONEOK informing it of our view that its management has not been sufficiently diligent in pursuing all available means of maximizing ONEOK shareholder value.

Form 8-K filed May 30, 2002	–
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

CERTIFICATION PURSUANT TO
RULE 13a-14 UNDER THE
SECURITIES EXCHANGE ACT OF 1934

Each of the undersigned, as a member of a committee appointed by the Board of Directors of Westar Energy, Inc. performing similar or equivalent functions to those performed by a principal executive officer or chief executive officer of the company, certify that:

1.	I have reviewed this amended quarterly report for the period ended June 30, 2002 on Form 10-Q/A of Westar Energy, Inc.;

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

Date:	November 13, 2002	By:	/S/ DOUGLAS T. LAKE

Douglas T. Lake Executive Vice President and Chief Strategic Officer As a Member of the Committee
		By:	/S/ PAUL R. GEIST
Paul R. Geist Senior Vice President, Chief Financial Officer and Treasurer As a Member of the Committee
		By:	/S/ LARRY D. IRICK
Larry D. Irick Vice President, Corporate Secretary As a Member of the Committee
		By:	/S/ RICHARD A. DIXON
Richard A. Dixon Senior Vice President, Customer Operations As a Member of the Committee
		By:	/S/ DOUGLAS R. STERBENZ
Douglas R. Sterbenz Senior Vice President, Generation and Marketing As a Member of the Committee
		By:	/S/ KELLY B. HARRISON
Kelly B. Harrison Vice President, Regulatory As a Member of the Committee
		By:	/S/ BRUCE A. AKIN
Bruce A. Akin Vice President, Business Services As a Member of the Committee

CERTIFICATION PURSUANT TO
RULE 13a-14 UNDER THE
SECURITIES EXCHANGE ACT OF 1934
FOR A PERIOD ENDED PRIOR TO AUGUST 29, 2002

I, Paul R. Geist, certify that:

1.  I have reviewed this amended quarterly report for the period ended June 30, 2002 on Form 10-Q/A of Westar Energy, Inc.;

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

WESTAR ENERGY, INC.

Date:	November 13, 2002	By:	/S/ PAUL R. GEIST
Paul R. Geist, Senior Vice President, Chief Financial Officer and Treasurer