Form 10-Q
period 2002-09-30
WESTAR ENERGY INC /KS
filed 2002-11-15
CIK 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 1-3523

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

Yes	☒	No	☐

          Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	71,481,021 Shares

(Class)	(Outstanding at November 6, 2002)

INTRODUCTORY NOTE

As announced in our press release of November 7, 2002, our board of directors has placed David C. Wittig, our Chairman of the Board, President and Chief Executive Officer, on administrative leave without pay from all of his positions with us or any of our affiliates following his indictment by a federal grand jury in Topeka, Kansas, for actions arising from his personal dealings with the former president of a Topeka, Kansas, bank.  We also announced that our board of directors intends to appoint an acting President and Chief Executive Officer promptly.  Currently, a committee appointed by our board of directors comprised of our senior executive officers is performing functions similar and equivalent to those performed by a principal executive officer or chief executive officer. As a result, the principal and chief executive officer certifications required by Rule 13a-14 under the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002 which accompany this Form 10-Q are signed by the members of such committee.

FORWARD-LOOKING STATEMENTS

          Certain matters discussed in this Form 10-Q are “forward-looking statements.”  The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability.  Forward-looking statements may include words like we “believe,” “anticipate,” “expect,” or words of similar meaning.  Forward-looking statements describe our future plans, objectives, expectations or goals.  Such statements address future events and conditions concerning:

•	capital expenditures,
•	earnings,
•	liquidity and capital resources,
•	litigation,
•	possible corporate restructurings, mergers, acquisitions and dispositions,
•	compliance with debt and other restrictive covenants,
•	interest and dividends,
•	Protection One, Inc.’s financial condition and its impact on our consolidated results,
•	possible future impairment charges,
•	environmental matters,
•	nuclear operations,
•	ability to enter new markets successfully and capitalize on growth opportunities in non-regulated businesses,
•	events in foreign markets in which investments have been made and
•	the overall economy of our service area.

What happens in each case could vary materially from what we expect because of such things as:
•	electric utility deregulation or re-regulation,
•	ongoing municipal, state and federal activities,
•	future economic conditions,
•	changes in accounting requirements and other accounting matters,
•	changing weather,
•	rate and other regulatory matters, including the impact of the November 8, 2002 order of the Kansas Corporation Commission requiring our financial and corporate restructuring,
•	the impact of changes and downturns in the energy industry and the market for trading wholesale electricity,
•	the proposed sale of our interests in ONEOK, Inc.,
•	the federal grand jury subpoena by the United States Attorney’s Office requesting certain information,
•	the inquiry by the Securities and Exchange Commission into the restatement of our financial statements and related announcement of the reaudit of our 2001 and 2000 financial statements,
•	political, legislative and regulatory developments,
•	amendments or revisions to our current business and financial plans,
•	regulatory, legislative and judicial actions,
•	regulated and competitive markets,
•	the impact of the indictment of our Chief Executive Officer,
•	the impact of changes in the London Interbank offer rate (LIBOR) on the fair value of our swap transactions, changes in the 10-year United States Treasury rates and the corresponding impact on the fair value of our call option contract and other circumstances affecting anticipated operations, sales and costs.

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

PART I.   Financial Information
ITEM 1.   FINANCIAL STATEMENTS

WESTAR ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	September 30, 2002	December 31, 2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$150,494	$96,388
Restricted cash	27,901	15,495
Accounts receivable, net	116,507	96,824
Inventories and supplies	144,141	145,000
Energy trading contracts	52,706	71,421
Deferred tax assets	6,993	23,284
Prepaid expenses and other	56,991	54,514

Total Current Assets	555,733	502,926

PROPERTY, PLANT AND EQUIPMENT, NET	4,004,045	4,044,366

OTHER ASSETS:
Restricted cash	175,212	38,515
Investment in ONEOK	702,387	598,929
Customer accounts, net	424,645	813,733
Goodwill, net	181,834	879,926
Regulatory assets	390,639	358,025
Energy trading contracts	13,868	15,247
Other	241,621	233,927

Total Other Assets	2,130,206	2,938,302

ASSETS OF DISCONTINUED OPERATIONS	—	22,938

TOTAL ASSETS	$6,689,984	$7,508,532

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$194,591	$160,829
Short-term debt	3,969	222,300
Accounts payable	102,945	122,968
Accrued liabilities	232,487	216,017
Accrued income taxes	102,854	35,048
Deferred security revenues	47,117	47,891
Energy trading contracts	54,687	67,859
Other	65,811	24,570

Total Current Liabilities	804,461	897,482

LONG-TERM LIABILITIES:
Long-term debt, net	3,197,588	2,978,450
Western Resources obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company subordinated debentures	216,498	220,000
Deferred income taxes and investment tax credits	812,101	924,178
Minority interests	69,255	166,850
Deferred gain from sale-leaseback	165,595	174,466
Energy trading contracts	5,396	16,500
Other	330,071	285,181

Total Long-Term Liabilities	4,796,504	4,765,625

LIABILITIES OF DISCONTINUED OPERATIONS	—	1,364

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Cumulative preferred stock, par value $100 per share; authorized 600,000 shares; issued 248,576 shares; outstanding 214,363 shares and 239,364 shares, respectively	21,436	23,936
Common stock, par value $5 per share; authorized 150,000,000 shares; issued 92,379,938 shares and 86,205,417 shares, respectively	461,900	431,027
Paid-in capital	1,253,801	1,196,763
Unearned compensation	(11,173)	(21,920)
Loans to officers	(2,020)	(1,973)
Retained earnings (accumulated deficit)	(152,927)	606,502
Treasury stock, at cost, 21,031,518 and 15,097,987 shares, respectively	(463,220)	(364,901)
Accumulated other comprehensive loss, net	(18,778)	(25,373)

Total Shareholders’ Equity	1,089,019	1,844,061

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,689,984	$7,508,532

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,

	2002	2001

SALES:
Energy	$442,145	$417,639
Monitored Services	86,970	95,851

Total Sales	529,115	513,490

COST OF SALES:
Energy	114,628	129,001
Monitored Services	28,239	28,687

Total Cost of Sales	142,867	157,688

GROSS PROFIT	386,248	355,802

OPERATING EXPENSES:
Operating and maintenance	93,102	84,817
Depreciation and amortization	67,134	102,975
Selling, general and administrative	72,485	82,409
Gain on dispositions of monitored services operations	—	(4,861)

Total Operating Expenses	232,721	265,340

INCOME FROM OPERATIONS	153,527	90,462

OTHER INCOME (EXPENSE):
Investment earnings	14,214	11,991
Gain on extinguishment of debt	1,887	14,236
Minority interests	794	3,225
Other	(33,142)	(3,283)

Total Other Income (Expense)	(16,247)	26,169

INTEREST EXPENSE:
Interest expense on long-term debt	61,816	55,267
Interest expense on short-term debt and other	8,339	11,358

Total Interest Expense	70,155	66,625

EARNINGS BEFORE INCOME TAXES	67,125	50,006
Income tax expense	23,350	13,862

NET INCOME FROM CONTINUING OPERATIONS	43,775	36,144
Discontinued operations, net of tax of $112 and $62, respectively	(208)	(168)

NET INCOME	43,567	35,976
Preferred dividends, net of gain on reacquired preferred stock	(265)	(207)

EARNINGS AVAILABLE FOR COMMON STOCK	$43,302	$35,769

Average basic common shares outstanding	71,442,585	70,735,702

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING (See Note 2):
Basic earnings available from continuing operations	$0.61	$0.51
Discontinued operations, net of tax	—	—

Basic earnings available	$0.61	$0.51

Diluted earnings available from continuing operations	$0.60	$0.50
Discontinued operations, net of tax	—	—

Diluted earnings available	$0.60	$0.50

DIVIDENDS DECLARED PER COMMON SHARE	$0.30	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

SALES:
Energy	$1,091,847	$1,029,937
Monitored Services	262,114	316,869

Total Sales	1,353,961	1,346,806

COST OF SALES:
Energy	296,138	309,741
Monitored Services	84,139	107,283

Total Cost of Sales	380,277	417,024

GROSS PROFIT	973,684	929,782

OPERATING EXPENSES:
Operating and maintenance	284,119	265,950
Depreciation and amortization	208,322	306,932
Selling, general and administrative	249,336	243,740
Loss on dispositions of monitored services operations	—	13,117
Loss on impairment of customer accounts	338,104	—

Total Operating Expenses	1,079,881	829,739

INCOME (LOSS) FROM OPERATIONS	(106,197)	100,043

OTHER INCOME (EXPENSE):
Investment earnings	61,918	25,594
Gain on extinguishment of debt	16,496	30,805
Minority interests	97,097	8,948
Other	(40,589)	(9,270)

Total Other Income	134,922	56,077

INTEREST EXPENSE:
Interest expense on long-term debt	170,768	167,034
Interest expense on short-term debt and other	30,352	30,915

Total Interest Expense	201,120	197,949

LOSSES BEFORE INCOME TAXES	(172,395)	(41,829)
Income tax benefit	105,646	33,778

NET LOSS FROM CONTINUING OPERATIONS BEFORE ACCOUNTING CHANGE	(66,749)	(8,051)

Discontinued operations, net of tax of $811 and $109, respectively	(3,219)	(404)

Cumulative effects of accounting changes, net of tax:
Continuing operations, net of tax of $72,335 and $12,347, respectively	(621,434)	18,694
Discontinued operations	(2,283)	—

Total cumulative effects of accounting changes, net of tax	(623,717)	18,694

NET INCOME (LOSS)	(693,685)	10,239

Preferred dividends, net of gain on reacquired preferred stock	(152)	(772)

EARNINGS (LOSSES) AVAILABLE FOR COMMON STOCK	$(693,837)	$9,467

Average common shares outstanding	71,485,991	70,502,743

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING:
Earnings (losses) available from continuing operations before accounting changes	$(0.94)	$(0.13)
Discontinued operations, net of tax	(0.04)	(0.01)
Accounting changes, net of tax	(8.73)	0.27

Earnings (losses) available	$(9.71)	$0.13

DIVIDENDS DECLARED PER COMMON SHARE	$0.90	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,

	2002		2001

NET INCOME		$43,567		$35,976

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding losses on cash flow hedges arising during the period	$(5,766)		$(28,607)
Adjustment for losses (gains) included in net income	(166)	(5,932)	1,251	(27,356)

Foreign currency translation adjustment		383		(1,298)
Income tax benefit		726		10,881

Total other comprehensive loss, net of tax		(4,823)		(17,773)

COMPREHENSIVE INCOME		$38,744		$18,203

	Nine Months Ended September 30,

	2002		2001

NET INCOME (LOSS)		$(693,685)		$10,239

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding losses on marketable securities arising during the period	$—		$(592)
Adjustment for losses included in net income	—	—	3,336	2,744

Unrealized holding gains (losses) on cash flow hedges arising during the period	14,593		(28,607)
Adjustment for losses included in net income	1,992	16,585	1,251	(27,356)

Minimum pension liability adjustment		(4,688)		—
Foreign currency translation adjustment		1,094		2,749
Income tax benefit		(6,396)		10,188

Total other comprehensive loss, net of tax		6,595		(11,675)

COMPREHENSIVE INCOME (LOSS)		$(687,090)		$(1,436)

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(693,685)	$10,239
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations	3,219	404
Cumulative effect of accounting change	623,717	(18,694)
Depreciation and amortization	208,322	306,932
Amortization of deferred gain from sale-leaseback	(8,871)	(8,871)
Amortization of non-cash stock compensation	11,695	7,082
Net changes in energy trading assets and liabilities	19,754	41,496
Gain on extinguishment of debt	(16,496)	(30,805)
Net changes in fair value of call option	27,041	—
Equity in earnings from investments	(8,012)	(5,894)
Loss on dispositions of monitored services operations	—	13,117
Loss on impairment of customer accounts	338,104	—
Impairment on investments	—	11,075
Loss on sale of marketable securities	—	1,861
Loss on sale of property	1,424	—
Minority interests	(97,097)	(8,948)
Accretion of discount note interest	(387)	(2,130)
Net deferred taxes	(121,839)	(61,641)
Changes in working capital items, net of acquisitions and dispositions:
Restricted cash	(12,406)	(306)
Accounts receivable, net	(26,588)	9,083
Inventories and supplies	859	(31,475)
Prepaid expenses and other	(9,791)	(3,101)
Accounts payable	(20,024)	(49,061)
Accrued and other current liabilities	13,126	8,301
Accrued income taxes	67,806	16,900
Deferred security revenues	(774)	636
Changes in other assets and liabilities	(14,522)	4,510

Cash flows from operating activities	284,575	210,710

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(109,302)	(183,526)
Proceeds from sale of property	1,205	—
Customer account acquisitions	(15,419)	(7,239)
Proceeds from sale of marketable securities	—	2,829
Proceeds from dispositions of monitored services operations	16,758	47,974
Proceeds from other investments	15,589	3,446

Cash flows used in investing activities	(91,169)	(136,516)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(218,331)	80,030
Proceeds of long-term debt	1,374,580	20,253
Retirements of long-term debt	(1,092,082)	(78,292)
Funds in trust for debt repayment	(135,000)	—
Retirement of Western Resources obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company subordinated debentures	(2,480)	—
Issuance of officer loans	(275)	—
Issuance of common stock, net	14,453	13,775
Cash dividends paid	(65,011)	(64,039)
Preferred stock redemption	(1,547)	(170)
Acquisition of treasury stock	(14,809)	—
Reissuance of treasury stock	108	7,231

Cash flows used in financing activities	(140,394)	(21,212)

FOREIGN CURRENCY TRANSLATION	1,094	2,749

NET INCREASE IN CASH AND CASH EQUIVALENTS	54,106	55,731
CASH AND CASH EQUIVALENTS:
Beginning of period	96,388	8,762

End of period	$150,494	$64,493

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

1.  DESCRIPTION OF BUSINESS

          Westar Energy, Inc., is a publicly traded consumer services company incorporated in 1924 in the State of Kansas.  Unless the context otherwise indicates, all references on this Form 10-Q to “the company,” “Westar Energy,” “we,” “us,” “our” or similar words are to Westar Energy, Inc., and its consolidated subsidiaries.  We provide electric generation, transmission and distribution services to approximately 647,000 customers in Kansas and monitored security services to approximately 1.2 million customers in North America and Europe.  ONEOK, Inc. (ONEOK), in which we have an approximate 45% ownership interest, provides natural gas transmission and distribution services to approximately 1.4 million customers in Oklahoma and Kansas.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

          We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted.  The accompanying consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2001 (2001 Form 10-K).

Use of Management’s Estimates

          The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  In management’s opinion, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included.  The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year.

Defeasance of Outstanding Debt

          Under GAAP, we are required to continue reporting as outstanding debt on our consolidated balance sheet the $135 million principal amount of KGE first mortgage bonds due December 15, 2003, until the funds deposited with the trustee are used to retire such bonds at maturity.  The cash deposited with the trustee is included in restricted cash on our consolidated balance sheet and can only be used for the purpose of repaying this indebtedness and related interest.  The funds deposited to retire the $100 million principal amount of our 7.25% first mortgage bonds due August 15, 2002 were used to retire the bonds at that date.  See Note 12 for discussion of debt financings completed during the second quarter of 2002.

Cumulative Effects of Accounting Changes

          Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Accounting for Goodwill and Other Intangible Assets.”  See Note 3 below for the cumulative effect of this adoption.

          Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138 (collectively, SFAS No. 133).  We use derivative instruments (primarily swaps, options and futures) to manage interest rate exposure and the commodity price risk inherent in fossil fuel purchases and electricity sales.  Under SFAS No. 133, all derivative instruments, including our energy trading contracts, are recorded on our consolidated balance sheets as either an asset or liability measured at fair value. Changes in a derivative’s fair value must be recognized currently in earnings unless specific hedge accounting criteria are met.  Cash flows from derivative instruments are presented in net cash flows from operating activities.

          Derivative instruments used to manage commodity price risk inherent in fuel purchases and electricity sales are classified as energy trading contracts on our consolidated balance sheets.  Energy trading contracts representing unrealized gain positions are reported as assets; energy trading contracts representing unrealized loss positions are reported as liabilities.

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

Accounting Changes

          On July 1, 2002, we began reporting mark-to-market gains and losses on energy trading contracts on a net basis, whether realized or unrealized, in our consolidated income statements.  Prior to July 1, 2002, we reported gains on these contracts in sales and losses in cost of sales in our consolidated income statements.  Subsequent to July 1, 2002, all gains and losses are reported in revenues.  See Note 5 for additional information on the effects of the accounting change.

          Additionally, in October 2002, the Financial Accounting Standards Board (FASB), through the Emerging Issues Task Force (EITF), rescinded Issue 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities.”  As a result, all new contracts that would otherwise have been accounted for under Issue 98-10 and that do not fall within the scope of SFAS No. 133 will no longer be marked-to-market and recorded in earnings beginning on October 25, 2002.  Effective January 1, 2003, a cumulative effect of a change in accounting principle will be recorded related to any remaining contracts that were accounted for under Issue 98-10 and that do not fall within the scope of SFAS No. 133.  We are currently evaluating the potential effect of this change in accounting principle.

          Effective July 1, 2002, we adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which prohibits treating gains and losses associated with extinguishments resulting from a company’s risk management strategy as extraordinary.  See Note 14 for additional information on this pronouncement.

Change in Depreciation Rates

          In its rate order of July 25, 2001, the Kansas Corporation Commission (KCC) extended the recovery period for certain of our generating assets for regulatory rate making purposes.  On April 1, 2002, we adopted the new depreciation rates as prescribed in the KCC order for GAAP purposes, after exhausting the available appeals process to contest the extension of our recovery periods for our LaCygne 2 and Wolf Creek generating stations.  This change is expected to reduce our annual depreciation expense in our GAAP financial statements by approximately $30 million.  See Note 6 for additional information.

Earnings Per Share

          Basic earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the period reported.  Diluted earnings per share include the effect of potential issuances of common shares resulting from the assumed vesting of all outstanding restricted share units and exercise of all outstanding stock options issued pursuant to the terms of our stock-based compensation plans.  The dilutive effect of stock-based compensation and stock options is computed using the treasury stock method.  The number of potential dilutive securities for the three and nine months ended September 30, 2002 were 0.4 million and 0.6 million, respectively.  The potentially dilutive securities for the nine months ended September 30, 2002 for restricted share awards of 0.6 million shares and stock for compensation of 5,000 shares were not included in the computation of diluted earnings per share since to do so would have been antidilutive.

          Diluted earnings per share amounts shown in the accompanying financial statements reflect the inclusion of employee stock options, restricted share awards and other stock compensation.  The following represents a reconciliation of weighted average shares outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(In Thousands)
DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:
Denominator for basic earnings per share - weighted average shares (a)	71,443	70,736	71,486	70,503
Effect of dilutive securities:
Employee stock options	—	3	—	4
Restricted share awards	444	379	—	274
Stock for compensation	—	264	—	264

Denominator for diluted earnings per share - weighted average shares	71,887	71,382	71,486	71,045

(a) The amounts in the table above do not include shares owned by Westar Industries or Protection One.

Supplemental Cash Flow Information

          Cash paid for interest and income taxes for each of the nine months ended September 30, is as follows:

	Nine Months Ended September 30,

	2002	2001

	(In Thousands)
CASH PAID FOR:
Interest on financing activities, net of amount capitalized	$258,201	$262,979
Income taxes	510	5,810
NON-CASH FINANCING TRANSACTIONS:
Issuance of stock to subsidiary (Note 16)	83,868	359,605

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

          We no longer amortize goodwill to expense because of the adoption of SFAS No. 142.  The following tables show our results for the three and nine months ended September 30, 2002 compared to our results for the three and nine months ended September 30, 2001, calculated using the new accounting standard for goodwill, adjusted for minority interest.

	Three Months Ended September 30,

	2002	2001

	(In Thousands, Except Per Share Amounts)

Reported earnings available for common stock	$43,302	$35,769
Add back: Goodwill amortization	—	11,040

Adjusted earnings available for common stock	$43,302	$46,809

Basic earnings per share:
Reported earnings available for common stock	$0.61	$0.51
Add back: Goodwill amortization	—	0.15

Adjusted earnings available for common stock	$0.61	$0.66

Diluted earnings per share:
Reported earnings available for common stock	$0.60	$0.50
Add back: Goodwill amortization	—	0.16

Adjusted earnings available for common stock	$0.60	$0.66

	Nine Months Ended September 30,

	2002	2001

	(In Thousands, Except Per Share Amounts)

Reported earnings (losses) available for common stock	$(693,837)	$9,467
Add back: Goodwill amortization	—	34,197

Adjusted earnings (losses) available for common stock	$(693,837)	$43,664

Basic and diluted earnings per share:
Reported earnings (losses) available for common stock	$(9.71)	$0.13
Add back: Goodwill amortization	—	0.49

Adjusted earnings (losses) available for common stock	$(9.71)	$0.62

          The investment at cost in customer accounts at September 30, 2002 and December 31, 2001 was approximately $1.1 billion and $1.4 billion, respectively.  Accumulated amortization of the investment in customer accounts at September 30, 2002 and December 31, 2001 was $668.6 million and $621.3 million, respectively.  We recorded approximately $21.9 million of customer account amortization expense during the three months ended September 30, 2002 and $37.3 million during the same period of 2001.  We recorded approximately $65.4 million of customer account amortization expense during the nine months ended September 30, 2002 and $113.3 million during the same period of 2001.  Customer account amortization expense is reduced primarily as a result of the impairment charge that reduced our customer account balance.  The table below reflects the estimated aggregate customer account amortization expense for 2002 and each of the four succeeding fiscal years.

	2002	2003	2004	2005	2006

	(In Thousands)
Estimated amortization expense	$87,202	$86,917	$86,812	$70,560	$70,199

          Goodwill is required to be tested each year for impairment.  July 1 has been established as the annual impairment testing date for Protection One.  Protection One’s testing was completed during the third quarter of 2002 and it was determined that no additional impairment was required as of July 1, 2002.  Protection One Europe established October 1 as its annual impairment testing date.  We are required to perform impairment tests for long-lived assets prospectively for our monitored services segment as long as it incurs recurring losses in excess of expectations or for other matters that may negatively impact its businesses.  Declines in market values of our monitored services businesses or the value of customer accounts that may be incurred prospectively may also require additional impairment charges in the future. Any such impairment charges could be material.

4.  CHANGE IN ESTIMATE OF CUSTOMER LIFE

          During the first quarter of 2002, Protection One evaluated the estimated life and amortization rates for customer accounts, based on the results of a lifing study performed by a third party appraisal firm in the first quarter of 2002.  The lifing study showed deterioration in the average remaining life of customer accounts.  The report showed Protection One’s North America customer pool can expect a declining revenue stream over the next 30 years with an estimated average remaining life of 9 years.  Protection One’s Network Multifamily pool can expect a declining revenue stream over the next 30 years with an estimated average remaining life of 10 years.  Protection One’s management determined it was appropriate, given the results of the lifing study, to adjust the rate of amortization on customer accounts for its North America and Multifamily customer pools.  In the first quarter of 2002, Protection One changed its amortization rate for its North America pool to a 10-year 135% declining balance method from a 10-year 130% declining balance method.  For the Multifamily pool, Protection One reduced its estimated customer life from 10 to 9 years and will continue to amortize on a straight-line basis.  Protection One’s management believes these changes provide for a better match of amortization expense in the first five years of the expected decline in revenues.  We account for these amortization changes prospectively as a change in estimate.  These changes in estimates increased amortization expense for the three months ended September 30, 2002 by approximately $0.2 million, net of tax of $0.1 million, and for the nine months ended September 30, 2002 by approximately $0.6 million, net of tax of $0.4 million.

5.  FINANCIAL INSTRUMENTS, ENERGY TRADING AND RISK MANAGEMENT

          Our operations are exposed to market risks from changes in commodity prices, foreign currency exchange rates, interest rates and equity prices that could affect our results of operations and financial condition.  We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, hedge these risks through the use of derivative financial instruments.  We use the term hedge to mean a strategy designed to manage risks of volatility in prices or rate movements on certain assets, liabilities or anticipated transactions by creating a relationship in which gains or losses on derivative instruments are expected to counterbalance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks.  We use derivative instruments as risk management tools consistent with our business plans and prudent business practices and for energy trading purposes.

Energy Trading Contracts

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

          We are involved in trading activities primarily to minimize risk from market fluctuations, capitalize on our market knowledge and enhance system reliability.  Net open positions exist or are established due to the origination of new transactions and our assessment of, and response to, changing market conditions.  To the extent we have open positions, we are exposed to the risk that fluctuating market prices could adversely impact our financial position or results from operations.

          We have considered a number of risks and costs associated with the future contractual commitments included in our energy portfolio.  These risks include credit risks associated with the financial condition of counterparties, product location (basis) differentials and other risks.  The counterparties in our portfolio are primarily large energy marketers and major utility companies.  The creditworthiness of our counterparties could positively or negatively impact our overall exposure to credit risk.  We maintain credit policies with regard to our counterparties that, in management’s view, minimize overall credit risk.

          We are also exposed to commodity price changes outside of trading activities.  We use derivatives for non-trading purposes and a mix of various fuel types primarily to reduce exposure relative to the volatility of market and commodity prices.  Due to the volatility of power market and gas prices, past prices cannot be used to predict future prices.

          Additional factors that affect our commodity price exposure are the quantity and availability of fuel used for generation and the quantity of electricity customers will consume.  Quantities of fossil fuel used for generation could vary dramatically year to year based on the particular fuel’s availability, price, deliverability, unit outages and nuclear refueling.  Our customers’ electricity usage could also vary dramatically year to year based on the weather or other factors.

Hedging Activity

          During the third quarter of 2001, we entered into hedging relationships to manage commodity price risk associated with future natural gas purchases in order to protect us and our customers from adverse price fluctuations in the natural gas market.  Initially, we entered into futures and swap contracts with terms extending through July 2004 to hedge price risk for a portion of our anticipated natural gas fuel requirements for our generation facilities.  We have designated these hedging relationships as cash flow hedges in accordance with SFAS No. 133.  Through the third quarter of 2002, we have burned 20,000,000 MMBtu.  In September 2002, we determined that we had overhedged approximately 12,000,000 MMBtu for the remaining period of the hedge and we recognized a gain in earnings of $4.0 million as a result of the discontinuance of this portion of the cash flow hedge.  We are currently forecasting that we need a notional volume of 7,000,000 MMBtu for the remainder of the hedged period of October 2002 through July 2004.

          Effective October 4, 2001, we entered into a $500 million interest rate swap agreement with a term of two years.  At that time, the effect of the swap agreement was to fix the annual interest rate on the term loan at 6.18%.  In June 2002, we refinanced the term loan associated with this swap, which increased the effective rate of the swap to 6.43%.  At September 30, 2002, the variable rate in effect for the term loan was 4.82%.  Changes in the fair value of this cash flow hedge are due to fluctuations in the variable interest rate.

          The following tables summarize the effects our natural gas hedges and our interest rate swap had on our financial position and results of operations for the three and nine months ended September 30, 2002:

	Natural Gas Hedges (a)	Interest Rate Swap	Total Cash Flow Hedges

	(Dollars in Thousands)
Three Months Ended September 30, 2002:
Fair value of derivative instruments:
Current	$1,056	$—	$1,056
Long-term	806	(10,009)	(9,203)

Total	$1,862	$(10,009)	$(8,147)

Change in amounts in accumulated other comprehensive income	$(2,306)	$(3,460)	$(5,766)
Adjustment for losses included in net income	(166)	—	(166)
Change in estimated income tax expense (benefit)	(652)	1,376	724

Net Comprehensive Gain	$(3,124)	$(2,084)	$(5,208)

Anticipated reclassifications to earnings in the next 12 months (b)	$1,056	$—	$1,056
Duration of hedge designation as of September 30, 2002	22 months	13 months	—

	Natural Gas Hedges (a)	Interest Rate Swap	Total Cash Flow Hedges

	(Dollars in Thousands)
Nine Months Ended September 30, 2002:
Fair value of derivative instruments:
Current	$1,056	$—	$1,056
Long-term	806	(10,009)	(9,203)

Total	$1,862	$(10,009)	$(8,147)

Change in amounts in accumulated other comprehensive income	$21,945	$(7,352)	$14,593
Adjustment for losses included in net income	1,992	—	1,992
Change in estimated income tax expense (benefit)	(11,156)	2,924	(8,232)

Net Comprehensive Gain	$12,781	$(4,428)	$8,353

Anticipated reclassifications to earnings in the next 12 months (b)	$1,056	$—	$1,056
Duration of hedge designation as of September 30, 2002	22 months	13 months	—

(a)

Natural gas hedge assets and liabilities are classified in the balance sheet as energy trading contracts.  Due to the volatility of gas commodity prices, it is probable that gas prices will increase and decrease over the remaining 22 months that these relationships are in place.

(b)	The actual amounts that will be reclassified to earnings could vary materially from this estimated amount due to changes in market conditions.

Fair Value of Energy Trading Contracts

          The tables below show fair value of energy trading contracts outstanding for the nine months ended September 30, 2002, their sources and maturity periods:

Fair Value of Contracts

(In Thousands)

Net fair value of contracts outstanding at the beginning of the period	$2,309
Less contracts realized or otherwise settled during the period	14,670
Fair value of new contracts entered into during the period	18,852

Fair value of contracts outstanding at the end of the period	$6,491

          These contracts were valued through market exchanges and, where necessary, broker quotes and industry publications.  The sources of the fair values of the financial instruments related to these contracts are summarized in the following table:

	Fair Value of Contracts at End of Period

Source of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years

	(In Thousands)

Prices actively quoted (futures)	$(114)	$(3,525)	$3,411	$—	$—
Prices provided by other external sources (swaps and forwards)	11,663	6,126	5,537	—	—
Prices based on the Black Option Pricing model (options and other) (a)	(5,058)	(4,582)	(476)	—	—

Total fair value of contracts outstanding	$6,491	$(1,981)	$8,472	$—	$—

(a) The Black Option Pricing model is a variant of the Black-Scholes Option Pricing model.

Effects of Accounting Changes

          On July 1, 2002, we began reporting mark-to-market gains and losses on energy trading contracts on a net basis, whether realized or unrealized, in our consolidated income statements.  Prior to July 1, 2002, we reported gains on these contracts in sales and losses in cost of sales in our consolidated income statements.  Subsequent to July 1, 2002, all gains and losses are reported in revenues.  The changes are reflected in our consolidated financial statements for the third quarter of 2002.  Prior periods shown in our consolidated financial statements have been reclassified to reflect the effect of this change and to be comparable as required by GAAP.  As a result of the net presentation, we expect significant reductions in our energy revenues and expenses from those reported in prior periods, which will not affect gross profit or net income.  A summary of the effects of this change for the three and nine months ended September 30, 2002 and 2001 is as follows:

Changes to Income Statement

	Three Months Ended September 30, 2002		Nine Months Ended September 30, 2002

	Prior to Reclassifications for Net Presentation	After Reclassifications for Net Presentation	Prior to Reclassifications for Net Presentation	After Reclassifications for Net Presentation

	(In Thousands)

Energy sales	$559,648	$442,145	$1,389,825	$1,091,847
Energy cost of sales	232,131	114,628	594,116	296,138

Energy gross profit	$327,517	$327,517	$795,709	$795,709

	Three Months Ended September 30, 2001		Nine Months Ended September 30, 2001

	Prior to Reclassifications for Net Presentation	After Reclassifications for Net Presentation	Prior to Reclassifications for Net Presentation	After Reclassifications for Net Presentation

	(In Thousands)

Energy sales	$568,432	$417,639	$1,364,834	$1,029,937
Energy cost of sales	279,794	129,001	644,638	309,741

Energy gross profit	$288,638	$288,638	$720,196	$720,196

          Additionally, in October 2002, the FASB, through the EITF, rescinded Issue 98-10.  As a result, all new contracts that would otherwise have been accounted for under Issue 98-10 and that do not fall within the scope of SFAS No. 133 will no longer be marked-to-market and recorded in earnings beginning on October 25, 2002.  Effective January 1, 2003, a cumulative effect of a change in accounting principle will be recorded related to any remaining contracts that were accounted for under Issue 98-10 and that do not fall within the scope of SFAS No. 133.  We are currently evaluating the potential effect of this change in accounting principle.

6.  RATE MATTERS AND REGULATION

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

KCC Investigations and Orders

          See Note 7 for a discussion of the order issued by the KCC on July 20, 2001 in the KCC’s docket investigating the proposed separation of our electric utility businesses from our non-utility businesses and other aspects of our unregulated businesses.

          Effective July 1, 2002, we entered into an outsourcing agreement with a newly formed subsidiary of Protection One, named Protection One Data Services, Inc. (PODS), pursuant to which we outsourced to PODS a significant portion of the services and functions previously performed by our internal information technology department.  On August 16, 2002, the KCC initiated an investigation as to whether participation by us and PODS in this transaction and relationship is consistent with Kansas law, including our and KGE’s statutory obligation to provide efficient and reliable service to Kansas customers at just and reasonable rates.  A technical hearing concerning this matter is scheduled for December 12, 2002.  Subject to the outcome of the investigation, the KCC conditionally approved an accounting order to preserve the cost savings attributable under the agreement.

         On November 8, 2002, the KCC issued an order which requires us to initiate a corporate and financial restructuring, among other things. See Note 7 for additional information.

FERC Proceedings

          Our wholly owned subsidiary, Westar Generating, Inc. (Westar Generating), owns our interest in the State Line generating facility.  We purchase Westar Generating’s share of the power generated by State Line.  The Federal Energy Regulatory Commission (FERC) establishes the rate at which we buy power from Westar Generating.  On February 23, 2001, Westar Generating filed an application with the FERC to establish the rate for the sale of power to us.  We reached a settlement with the FERC staff and the KCC, the only active parties in this proceeding.  We filed the settlement on May 24, 2002 with the FERC.  The Administrative Law Judge certified the settlement to FERC on June 21, 2002.  The FERC issued an order conditionally approving uncontested settlement on September 5, 2002.  We made a compliance filing on October 7, 2002.

          On September 6, 2002, we filed an application with the FERC seeking authorization to issue unsecured long-term debt securities, on or before October 31, 2004, in an amount not to exceed $650 million at any one time.  The proposed debt securities will be issued to retire currently outstanding securities and indebtedness related to our electric operations, including accrued and unpaid interest due at maturity.  On October 3, 2002, the KCC and MBIA Insurance Corporation (MBIA) filed motions with the FERC to intervene.  Neither of the intervenors opposed the issuance of the requested borrowing authority.  The KCC stated that it did not oppose the application based on our continued action consistent with our declaration that the funds would be used to retire existing debt and not to add new debt or to increase the aggregate amount of our outstanding debt.  We cannot predict what action the FERC will take regarding this matter.

7.  PNM TRANSACTION AND SPLIT-OFF OF WESTAR INDUSTRIES

PNM Transaction

          On May 28, 2002, we gave notice to Public Service Company of New Mexico (PNM) of termination of the merger agreement with PNM.  On September 25, 2002, PNM and we announced that litigation between us has been settled without the payment of any damages or fees.  Each side agreed to release all of its claims and potential claims in connection with the transaction.

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

The Financial Plan

          The July 20, 2001 KCC order directed us to present a financial plan to the KCC.  We presented a financial plan to the KCC on November 6, 2001, which we amended on January 29, 2002.  Our financial plan is set forth in full in our 2001 Form 10-K in Note 15 of the Notes to Consolidated Financial Statements, “PNM Merger and Split-Off of Westar Industries — The Financial Plan.” The principal objective of the financial plan was to reduce our total debt as calculated by the KCC to approximately $1.8 billion, a reduction of approximately $1.2 billion.  The financial plan contemplated that we would proceed with a rights and warrants offering of Westar Industries common stock to our shareholders and that, in the event that the PNM merger and related split-off did not close, we would use our best efforts to sell our shares of Westar Industries common stock, or shares of our common stock, upon the occurrence of certain events.

          On May 30, 2002, Westar Industries gave notice pursuant to a shareholder agreement with ONEOK of its intention to sell all of the common stock and preferred stock of ONEOK owned by Westar Industries.  ONEOK had until August 28, 2002 to purchase the stock, but advised Westar Industries that it would not purchase the stock.  Accordingly, Westar Industries is now free to pursue a sale of the stock and is free of certain restrictions (including percentage limitations on sales) contained in the shareholder agreement.  On August 29, 2002, Westar Industries announced that it intends to sell its ownership in the common stock and preferred stock of ONEOK, which represents an approximate 45% ownership interest in ONEOK.  Westar Industries plans to sell outright, or sell an option to purchase, all or a portion of the ONEOK stock it owns in privately negotiated transactions, or sales into the public market.  Under the shareholder agreement, ONEOK must take all commercially reasonable steps to assist Westar Industries in securing such regulatory approvals as may be necessary to allow a sale of the stock provided such approvals would not reasonably be expected to have a material adverse effect on ONEOK.  Westar Industries has until September 30, 2003 to complete a sale of the stock.  We cannot predict the outcome of this proposed sale of ONEOK stock nor can we predict the net proceeds we would receive. If the ONEOK stock is not sold, the original provisions of the shareholder agreement will return in full force and effect.

          A hearing at the KCC that reviewed the financial plan began on July 2, 2002 and concluded July 11, 2002.  In conjunction with the hearing, on July 9, 2002, the KCC approved the sale of Westar Industries’ interest in ONEOK subject to, among other things, the condition that the net proceeds be used to decrease utility debt.

November 8, 2002 KCC Order

         On November 8, 2002, the KCC issued an order addressing our proposed financial plan. The order contained the following findings and directions.

•	The order rejects our proposed financial plan.

•

The order directs us to reverse certain transactions, including reversing accounting entries so certain capital contributions by us to Westar Industries are reflected as an intercompany payable owed by Westar Industries to us, and reversing all transactions in 2002 recorded as equity investments by us in Westar Industries so such transactions are reflected as intercompany payables owed by Westar Industries to us. We are required to submit a report within 30 days of the date of the order certified by our chief financial officer as to compliance with these requirements.

•

The order directs us to submit a plan within 90 days for restructuring our organizational structure so that our electric utility business operating as a division of us is placed in a separate subsidiary. The plan is required to include the process for restructuring, an analysis of whether the restructuring is consistent with our present debt indentures and loan agreements, and if not, the necessary amendments to proceed with the restructuring. The restructuring plan is required to be accompanied by an updated cost allocation manual to track costs and investments attributable to our regulated electric utility and non-regulated activities. Following approval of the restructuring plan and the updated cost allocation manual, we will be required to provide the KCC with separate quarterly financial statements for us and our electric utility subsidiaries.

•

The order directs us to provide a written explanation if the amount of debt secured by utility assets which we transfer to the new utility subsidiary exceeds $1.5 billion. For the two years beginning on the date we submit our restructuring plan, we are required to reduce secured utility debt by at least $100 million each year from cash flow.

•

The order directs us to reduce our consolidated debt, to consider certain actions for reducing our consolidated debt, and to provide expert testimony supporting any decision to reject a suggested action. The suggested actions include payments of $100 million each year from cash flow, the issuance of common stock, the sale of ONEOK, Inc. stock, a reduction in, or elimination of, our dividend, and the sale of Protection One.

•	The order initiates an investigation into the appropriate type, quantity, structure and regulation of the nonutility businesses with which our utility businesses may be affiliated.

•

The order establishes standstill protections requiring that we seek KCC approval before we take certain actions including making any loan to, investment in or transfer of cash in excess of $100,000 to a nonutility affiliate, entering into any agreement with a nonutility affiliate where the value of goods or services exchanged exceeds $100,000, investing, by us or an affiliate, of more than $100,000 in an existing or new nonutility business, transferring any non-cash assets or intellectual property to any non-utility affiliate, issuing any debt, or selling any ONEOK, Inc. stock without complying with the requirements of a July 9, 2002 KCC order. In addition, we must charge interest to nonutility affiliate at the incremental cost of their debt on outstanding balances of any existing or future interaffiliate loans, receivables or other cash advances due us. These restrictions apply both to us and our KGE subsidiary.

         We are in the process of reviewing and assessing the order and its potential impact on our operations, financial condition and results of operations and we expect to file a motion for reconsideration or clarification of some provisions of the order. Since the order was issued recently and we are still assessing it, there may be additional issues arising from the order not discussed here.

8.  INCOME TAXES

          We have recorded income tax benefits and expenses for the interim periods using the federal statutory rate of 35%.  The effective income tax rates set forth below are computed by dividing total income taxes by earnings before income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Effective income tax expense (benefit)	35%	28%	(61)%	(81)%

          Our income tax benefit for the nine months ended September 30, 2002 increased due to the impairment charge recorded in the first quarter of 2002 and the benefit associated with the sale of Protection One’s Canadian operations.  See Note 3 above for additional information regarding the impairment charge.  Additional information on the sale of Protection One’s Canadian operations is included in Note 9.

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

9.  DISCONTINUED OPERATIONS — SALE OF CANADIAN OPERATIONS

          During the second quarter of 2002, Protection One entered into negotiations for the sale of its Canadian business, which is included in our monitored services segment.  The sale was consummated on July 9, 2002.  Protection One recorded an impairment loss of approximately $1.3 million, net of tax of $0.7 million, in the second quarter of 2002 as a result of the sale.

          The net operating losses of these operations are included in the consolidated statements of income under discontinued operations.  The net operating loss for the nine months ended September 30, 2002, of $1.6 million, includes an impairment loss on customer accounts of approximately $1.9 million.  An impairment charge of $2.3 million relating to the Canadian operations’ goodwill is reflected in the consolidated statement of income for the nine months ended September 30, 2002, as a cumulative effect of accounting change from discontinued operations.  No revenue from these operations was recorded in the three months ended September 30, 2002.  Revenues from these operations were $4.2 million for the nine months ended September 30, 2002, compared to $2.1 million and $6.3 million for the three and nine months ended September 30, 2001.

          As of the date of the sale, all assets and liabilities of the Canadian operations were disposed of.  The major classes of assets and liabilities of the Canadian operations at December 31, 2001 were as follows:

December 31, 2001

(In Thousands)
Assets:
Current assets	$478
Property, plant and equipment, net	571
Customer accounts, net	16,992
Goodwill	4,842
Other	55

Total assets	$22,938

Liabilities:
Current liabilities	$1,364

10.  STOCK BASED COMPENSATION PLANS

          During the second quarter of 2002, active employees awarded restricted share units (RSUs) in prior years were allowed to exchange eligible RSUs for shares of common stock.  As a result, approximately 145,000 RSUs were exchanged for approximately 105,000 shares of our common stock.  In addition, approximately 317,000 RSUs held by certain executive officers were exchanged for approximately 12,500 shares of preferred stock of Guardian International, Inc.  Compensation expenses associated with this exchange totaled approximately $9.0 million for the nine months ended September 30, 2002.

11.  ICE STORM

          In late January 2002, a severe ice storm swept through our utility service area causing extensive damage and loss of power to numerous customers.  Through September 30, 2002, we incurred total costs of $18.9 million for restoration costs, a portion of which was capitalized.  We have deferred and recorded as a regulatory asset on our September 30, 2002 consolidated balance sheet restoration costs of approximately $14.6 million.  We have received an accounting authority order from the KCC that allows us to accumulate and defer for potential future recovery all operating and carrying costs related to storm restoration.

12.  DEBT FINANCINGS

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

          On June 6, 2002, we entered into a secured credit agreement providing for a $585 million term loan and a $150 million revolving credit facility, each maturing on June 6, 2005, provided that if we have not refinanced or provided for the payment of our 6.25% senior unsecured notes that are putable and callable on August 15, 2003, or our 6.875% senior unsecured notes due August 1, 2004, at least 60 days prior to either such date, the maturity date is the date 60 days prior to either such date.  As of November 6, 2002, $146.4 million principal amount of our 6.25%

senior unsecured notes and $278.3 million principal amount of our 6.875% senior unsecured notes were outstanding. All loans under the credit agreement are secured by KGE’s first mortgage bonds.  The proceeds of the term loan were used to retire an existing $400 million revolving credit facility with an outstanding principal balance of $380 million, to provide for the repayment at maturity of $135 million principal amount of KGE first mortgage bonds due December 15, 2003 together with accrued interest, to repurchase approximately $45 million of our outstanding unsecured notes and to pay customary fees and expenses of the transactions.  There were no borrowings under the revolving credit facility at closing or as of November 6, 2002.

          Under GAAP, we are required to continue reporting as outstanding debt on our consolidated balance sheet the $135 million principal amount of KGE first mortgage bonds due December 15, 2003 until the funds deposited with the trustee are used to retire such bonds at maturity.  The cash deposited with the trustee is included in restricted cash on our consolidated balance sheet and can only be used for the purpose of repaying this indebtedness and related interest.  The funds deposited to retire the $100 million principal amount of our 7.25% first mortgage bonds due August 15, 2002 were used to retire the bonds at that date.

13. CALL OPTION

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

          At the time of issuance of the notes in 1998, in accordance with GAAP, we were not required to account separately for the call option.  However, when we began retiring these notes as a part of our overall debt reduction strategy, the portion of the call option associated with the retired notes became a free-standing option, and is treated as a derivative instrument under SFAS No. 133.  In addition, under SFAS No. 133, we are required to mark to market changes in the anticipated amount of the liability related to the portion of the $400 million in notes that have been retired so that our balance sheet reflects the current fair value of the free standing portion of the call option contract.  For the three months ended September 30, 2002, we recorded a non-cash charge of $15.5 million, net of $10.2 million tax, to reflect the fair value of the call option at September 30, 2002.  For the nine months ended September 30, 2002, we recorded a non-cash charge of $16.3 million, net of $10.7 million tax, to reflect the fair value of the call option at September 30, 2002.  We cannot predict changes in the market value of this option and therefore cannot estimate amounts of future mark-to-market non-cash charges associated with the call option.

14.  EXTRAORDINARY GAIN ON SECURITIES

          Protection One’s and our debt securities were repurchased in the open market and gains were recognized on the retirement of these debt securities.  Prior to July 1, 2002, these were recognized as extraordinary gains.

          Effective July 1, 2002, we adopted SFAS No. 145.  This standard limits the income statement classification of gains and losses from extinguishment of debt as extraordinary to those transactions meeting the criteria of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  SFAS No. 145 prohibits treating gains and losses associated with extinguishments resulting from a company’s risk management strategy as extraordinary.  Under SFAS 145, current gains and losses from the extinguishment of debt are reported as other income.  Gains or losses in prior periods that were previously classified as extraordinary that do not meet the APB Opinion No. 30 criteria have been reclassified to other income.  The adoption of this standard did not impact our net income or financial condition.

15.  LEGAL PROCEEDINGS

        We, Westar Industries, Protection One, its subsidiary Protection One Alarm Monitoring, Inc. (Monitoring) and certain present and former officers and directors of Protection One were defendants in a purported class action litigation pending in the United States District Court for the Central District of California, “Alec Garbini, et al. v. Protection One, Inc., et al.,” No. CV 99-3755 DT (RCx).  On August 20, 2002, the parties filed a Stipulation of Settlement which provides for, among other things, no finding of wrongdoing on the part of any of the defendants, or any other finding that the claims alleged had merit, and a $7.5 million payment to the plaintiffs, which has been fully funded by Protection One’s existing insurance.  On November 4, 2002, the district court approved the settlement and entered an Order and Final Judgment.  The court certified a class for settlement purposes consisting of all persons and entities who purchased or otherwise acquired the common stock of Protection One during the time period beginning and including February 10, 1998 through February 2, 2001.  The Order and Final Judgment provides for, among other things, dismissal with prejudice and release of all Class members’ claims against us, Westar Industries, Protection One, Monitoring, and the present and former officers and directors of Protection One.

          On September 24, 2002, PNM and we settled the litigation between us.  Each side agreed to release all of its claims and potential claims in connection with the transaction.

          We and our subsidiaries are involved in various other legal, environmental and regulatory proceedings.  We believe that adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect upon our overall financial position or results of operations.  See also Notes 6 and 7 for discussion of FERC proceedings, Note 17 for a discussion of a federal investigation by the United States Attorney’s Office and Note 19 for a discussion of an inquiry by the Securities and Exchange Commission and the indictment of our chief executive officer.

16.  RELATED PARTY TRANSACTIONS

          Below we describe significant transactions between us and Westar Industries and other subsidiaries and related parties.  We have disclosed significant transactions even if these have been eliminated in the preparation of our consolidated results and financial position since we may undergo a financial and corporate restructuring as a result of the KCC order of November 8, 2002 discussed in Note 7, although the details of such restructuring cannot presently be predicted.

Transactions with Westar Industries

          On February 28, 2001, Westar Industries converted $350 million of the then outstanding balance of a payable due from us into approximately 14.4 million shares of our common stock, representing 16.9% of our issued common stock after conversion.  During the first quarter of 2002, we paid the remaining payable balance owed to Westar Industries of approximately $68 million.  The proceeds were used by Westar Industries to purchase our outstanding debt in the open market, which we have accounted for as debt extinguishments.  In the second quarter of 2002, Westar Industries transferred to us $71.8 million of our debt securities in exchange for 4,222,134 shares of our common stock.  Amounts outstanding and interest earned by Westar Industries have been eliminated in our consolidated financial statements.  At September 30, 2002, Westar Industries owned 20,015,646 shares, or 21.7%, of our issued common stock.  These shares are reflected as treasury stock in our consolidated balance sheets and are not included in our earnings per share calculations.  These shares cannot be voted so long as we own at least a majority of the common stock of Westar Industries, but can be voted and will be deemed to be outstanding if we do not own a majority of such shares.  Dividends are paid on the shares and a portion is paid in cash and a portion is reinvested in our common stock under our dividend reinvestment plan.

Transactions Between Westar Industries and Subsidiaries

     Protection One Credit Facility

          Westar Industries is the lender under Protection One’s senior credit facility.  The senior credit facility was amended to increase the capacity from $155 million to $280 million during the first nine months of 2002.  On August 26, 2002, the senior credit facility was further amended to extend the maturity date to January 5, 2004.  Protection One incurred amendment fees totaling $2.4 million for these amendments.  As of September 30, 2002, approximately $214.0 million was drawn under the facility.  The remaining availability under this facility as of September 30, 2002 was $66.0 million.  At November 8, 2002, Protection One had outstanding borrowings of $215.5 million and $64.5 million of remaining capacity.  The KCC has issued an order prohibiting Westar Energy from making loans or capital contributions to Westar Industries without KCC approval.  This order limits the resources available to Westar Industries for funding its obligations under the senior credit facility.  Amounts outstanding, accrued interest and facility fees have been eliminated in our consolidated financial statements.

     Purchases of Securities

          During the three and nine months ended September 30, 2002, Westar Industries and Protection One purchased a total of $33.7 million and $114.5 million, respectively, face value of Protection One bonds on the open market.  We recognized a gain from the purchase of Protection One bonds of $2.4 million, net of tax of $1.3 million, during the three months ended September 30, 2002 and $12.4 million, net of tax of $6.7 million, during the nine months ended September 30, 2002.

          During the three and nine months ended September 30, 2002, Westar Industries, Protection One and we purchased a total of $95.4 million and $292.8 million, respectively, face value of Westar Energy bonds on the open market.  For the three months ended September 30, 2002, we recognized a gain from the purchase of our bonds of $2.1 million, net of tax of $1.4 million, and for the nine months ended September 30, 2002, we recognized $6.1 million, net of tax of $4.0 million.  We recognized a loss related to the fair value of a call option associated with our 6.25% senior unsecured notes at the time the notes were retired of $3.7 million, net of $2.5 million tax benefit, for the three months ended September 30, 2002, and we recognized a loss of $8.3 million, net of $5.5 million tax benefit, for the nine months ended September 30, 2002.

          During the nine months ended September 30, 2002, Protection One purchased approximately $1.5 million of our preferred stock in open market purchases.  These purchases have been accounted for as retirements in our consolidated financial statements.  We recognized a gain on reacquired preferred stock of approximately $0.6 million, net of tax of $0.4 million, for the nine months ended September 30, 2002 related to these retirements.

          See Note 14 for information about a change in accounting treatment that eliminates recognition as extraordinary gains and losses on the purchases and sales of these securities.

     Financial Advisory Services

          Protection One has entered into an agreement pursuant to which it pays a quarterly fee to Westar Industries for financial advisory services equal to 0.125% of its consolidated total assets at the end of each quarter.  This agreement was approved by the independent members of Protection One’s board of directors.  Protection One incurred approximately $1.3 million of such fees in the third quarter of 2002 and approximately $4.0 million of such fees in the nine months ended September 30, 2002.  These amounts have been eliminated in our consolidated financial statements.

Transactions with Protection One

          During the fourth quarter of 2001, KGE entered into an option agreement to sell an office building located in downtown Wichita, Kansas, to Protection One for approximately $0.5 million.  The sales price was determined by management based on three independent appraisers’ findings.  This transaction was completed during June 2002.  Although we recognized a loss of $2.6 million on this transaction, we expect to realize annual operating cost savings of approximately $0.9 million.  The cost savings will be treated as a regulatory liability in accordance with a March

26, 2002 KCC order.  For the nine months ended September 30, 2002, we recorded $0.2 million in cost savings as a regulatory liability.

          Effective July 1, 2002, we entered into an outsourcing agreement with a newly formed subsidiary of Protection One, named Protection One Data Services, Inc. (PODS), pursuant to which we outsourced to PODS a significant portion of the services and functions previously performed by our internal information technology department.  Approximately 100 of our information technology department employees became employees of PODS. PODS will perform the information technology services and functions for a fixed annual fee of approximately $20.9 million, subject to adjustment.  No assets were transferred to PODS, but PODS has access to our equipment, software and facilities to provide the information technology services.  The outsourcing agreement expires December 31, 2005, subject to the right of either party to terminate the agreement on six months prior written notice, provided that notice of termination may not be given prior to June 30, 2003.  On July 30, 2002, we filed an application for an accounting authority order with the KCC to allow the creation of a regulatory liability for the approximate $1.5 million annual cost savings expected to be achieved as a result of this transaction.  As of September 30, 2002, we recorded $0.4 million in cost savings as a regulatory liability.

          On August 16, 2002, the KCC initiated an investigation as to whether participation by us and PODS in this transaction and relationship is consistent with Kansas law, including our and KGE’s statutory obligation to provide efficient and reliable service to Kansas customers at just and reasonable rates.  A technical hearing concerning this matter is scheduled for December 12, 2002.  Subject to the outcome of the investigation, the KCC conditionally approved the accounting order to preserve the cost savings attributable under the agreement.

          We provide administrative services to Protection One pursuant to services agreements, including purchasing, accounting, tax, audit, human resources, legal and facilities services.  Prior to July 1, 2002, we also provided information technology services, which are included in the following charges for the nine months ended September 30, 2002 and the 2001 periods.  Protection One incurred charges of approximately $0.6 million for the three months ended September 30, 2002 and $2.4 million for the same period of 2001 and approximately $3.6 million for the nine months ended September 30, 2002 and $6.7 million for the same period of 2001.  We had a net intercompany balance due from Protection One primarily for these services of approximately $3.9 million at September 30, 2002 and $1.7 million at December 31, 2001.

Loans to Officers

          During 2001 and 2002, we extended loans to our officers for the purpose of purchasing shares of our common stock on the open market.  The officers are personally liable for the repayment of the loans, which are unsecured and bear interest, payable quarterly, at a variable rate equal to our short-term borrowing rate.  The loans mature on December 4, 2004.  The aggregate balance outstanding at September 30, 2002 was approximately $2.0 million, which is classified as a reduction to shareholders’ equity in the accompanying consolidated balance sheet.  For the nine months ended September 30, 2002, we recorded approximately $72,000 in interest income on these loans.  No additional loans will be made as a result of recently adopted federal legislation.

17. GRAND JURY SUBPOENA

          On September 17, 2002, we were served with a federal grand jury subpoena by the United States Attorney’s Office concerning the use of aircraft leased by subsidiaries and annual shareholder meetings. Since that date, the United States Attorney’s Office has served additional information requests on us and certain of our employees requesting further information concerning the use of aircraft, compensation arrangements with David C. Wittig and Douglas T. Lake, the rights offering and the company generally. We are providing information in response to these requests. Our board of directors has appointed a Special Committee of directors to investigate management matters including those that are the subject of the grand jury investigation. The Special Committee has retained counsel and other advisors.

18.  SEGMENTS OF BUSINESS

          Our business is segmented based on differences in products and services, production processes and management responsibility.

          We have three reportable segments:  Electric Utility, Monitored Services and Other.  Electric Utility consists of our integrated electric utility operations doing business as Westar Energy.  Monitored Services, including the net effect of minority interests, is comprised of our security alarm monitoring business in North America and Europe.  Other includes our approximate 45% ownership interest in ONEOK, investments in international power generation facilities and other investments in the aggregate not material to our business or results of operations.

          The accounting policies of the segments are the same as those described in our 2001 Form 10-K in Note 2, “Summary of Significant Accounting Policies.”  Segment performance is based on earnings (losses) before interest and taxes (EBIT).  Prior year segment information has been reclassified, as necessary, to conform with the current year’s presentation.

Three Months Ended September 30, 2002:

	Electric Utility (a)	Monitored Services	Other (b)	Total

	(In Thousands)

Sales	$442,145	$86,970	$—	$529,115
Earnings (losses) before interest and taxes	124,266	1,370	11,644	137,280
Interest expense				70,155
Earnings before income taxes				67,125

Three Months Ended September 30, 2001:

	Electric Utility	Monitored Services	Other (c) (d)	Total

	(In Thousands)

Sales	$417,639	$95,510	$341	$513,490
Earnings (losses) before interest and taxes	113,960	(17,942)	20,613	116,631
Interest expense				66,625
Earnings before income taxes				50,006

Nine Months Ended September 30, 2002:

	Electric Utility (e)	Monitored Services	Other (c) (f)	Total

	(In Thousands)

Sales	$1,091,847	$261,862	$252	$1,353,961
Earnings (losses) before interest and taxes	203,001	(227,562)	53,286	28,725
Interest expense				201,120
Losses before income taxes				(172,395)

Nine Months Ended September 30, 2001:

	Electric Utility (g)	Monitored Services	Other (c) (h)	Total

	(In Thousands)

Sales	$1,029,937	$315,838	$1,031	$1,346,806
Earnings (losses) before interest and taxes	203,668	(59,499)	11,951	156,120
Interest expense				197,949
Losses before income taxes				(41,829)

(a)		EBIT includes $25.7 million recorded for marking to market the call option of the 6.25% put/call bonds.
(b)		EBIT includes investment earnings of $12.0 million.
(c)		Sales are from a wholly owned subsidiary of Westar Industries providing paging services, which was sold during the first quarter of 2002.
(d)		EBIT includes earnings on investments of $10.8 million and gain on extinguishment of debt of $11.2 million.
(e)		EBIT includes $27.0 million recorded for marketing to market the call option of the 6.25% put/call bonds.
(f)

EBIT includes investment earnings of $57.4 million consisting of a one-time payment of approximately $14.2 million related to a partial recovery of an investment and approximately $35.8 million of ONEOK investment earnings.

(g)		EBIT does not include the unrealized gain on derivatives reported as a cumulative effect of a change in accounting principle. If the effect had been included, EBIT would have been $234.7 million.
(h)		EBIT includes investment earnings of $21.9 million and loss on extinguishment of debt of $9.5 million.

          As a result of the impairment charge recorded in the first quarter of 2002, monitored services’ total assets decreased significantly.  The table below summarizes the segments’ identifiable assets at September 30, 2002 and December 31, 2001:

	Electric Utility	Monitored Services	Other	Total

	(In Thousands, Except Percentages)

Identifiable assets at September 30, 2002	$ 5,074,329	$ 804,956	$ 810,699	$ 6,689,984
Identifiable assets at December 31, 2001	4,901,457	1,883,786	723,289	7,508,532
Percent change	3.5%	(57.3)%	12.1%	(10.9)%

19.  SUBSEQUENT EVENTS

          Potential Sale of Assets

          On October 14, 2002, we announced that we have reached an agreement with Midwest Energy, Inc. (Midwest Energy).  We plan to sell to Midwest Energy a portion of our transmission and distribution assets and rights to provide service to customers in an area of central Kansas.  The sale will affect about 10,000 customers over 895 square miles.  The area, which includes 42 towns, is on the west edge of our service territory and is largely surrounded by Midwest Energy’s existing territory.  The proposed sale is contingent upon approval by the KCC and FERC.  Closing of the transaction is expected to occur in the first quarter of 2003.

          Purchases of Securities

          On November 5, 2002, we purchased $20 million of our 6.25% senior unsecured notes that are putable and callable on August 15, 2003.  This purchase is reflected in the November 6, 2002 outstanding principal balance of $146.4 million discussed in Note 12 above.  In determining the loss reported on this transaction, we recognized losses related to the fair value of the call option associated with our 6.25% senior unsecured notes at the time the notes were retired.  We recognized a loss of $1.0 million, net of $0.6 million tax benefit, as a result of this transaction.

          Securities and Exchange Commission Inquiry

          Protection One, Arthur Andersen LLP, our former independent auditor, and we were advised on November 1, 2002 by the Staff of the Securities and Exchange Commission that the Staff will be inquiring into our accounting practices with respect to the restatement of our first and second quarter 2002 consolidated financial statements announced in November 2002 and the related announcement that our and Protection One's 2000 and 2001 financial statements will be reaudited.

          Indictment of Chief Executive Officer

          On November 7, 2002, our board of directors placed David C. Wittig, our Chairman of the Board, President and Chief Executive Officer, on administrative leave without pay from all of his positions with us or any of our affiliates following his indictment by a federal grand jury in Topeka, Kansas, for actions arising from his personal dealings with the former president of a Topeka, Kansas, bank.  Our board of directors intends to appoint an acting President and Chief Executive Officer promptly.

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

INTRODUCTION

          The following Management’s Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in our Annual Report on Form 10-K for the year ended December 31, 2001 (2001 Form 10-K), and should be read in conjunction with that report.  In this section, we discuss the general financial condition, significant changes and operating results for us and our subsidiaries.  We explain:

•	what factors impact our business,
•	what our earnings and costs were for the three and nine months ended September 30, 2002 and 2001,
•	why these earnings and costs differ from period to period,
•	how our earnings and costs affect our overall financial condition and
•	any other items that particularly affect our financial condition or earnings.

SUMMARY OF SIGNIFICANT ITEMS

November 8, 2002 KCC Order

         On November 8, 2002, the KCC issued an order addressing our proposed financial plan. The order contained the following findings and directions.

•	The order rejects our proposed financial plan.
•

The order directs us to reverse certain transactions, including reversing accounting entries so certain capital contributions by us to Westar Industries are reflected as an intercompany payable owed by Westar Industries to us, and reversing all transactions in 2002 recorded as equity investments by us in Westar Industries so such transactions are reflected as intercompany payables owed by Westar Industries to us. We are required to submit a report within 30 days of the date of the order certified by our chief financial officer as to compliance with these requirements.

•

The order directs us to submit a plan within 90 days for restructuring our organizational structure so that our electric utility business operating as a division of us is placed in a separate subsidiary. The plan is required to include the process for restructuring, an analysis of whether the restructuring is consistent with our present debt indentures and loan agreements, and if not, the necessary amendments to proceed with the restructuring. The restructuring plan is required to be accompanied by an updated cost allocation manual to track costs and investments attributable to our regulated electric utility and non-regulated activities. Following approval of the restructuring plan and the updated cost allocation manual, we will be required to provide the KCC with separate quarterly financial statements for us and our electric utility subsidiaries.

•

The order directs us to provide a written explanation if the amount of debt secured by utility assets which we transfer to the new utility subsidiary exceeds $1.5 billion. For the two years beginning on the date we submit our restructuring plan, we are required to reduce secured utility debt by at least $100 million each year from cash flow.

•

The order directs us to reduce our consolidated debt, to consider certain actions for reducing our consolidated debt, and to provide expert testimony supporting any decision to reject a suggested action. The suggested actions include payments of $100 million each year from cash flow, the issuance of common stock, the sale of ONEOK, Inc. stock, a reduction in, or elimination of, our dividend, and the sale of Protection One.

•	The order initiates an investigation into the appropriate type, quantity, structure and regulation of the nonutility businesses with which our utility businesses may be affiliated.

•

The order establishes standstill protections requiring that we seek KCC approval before we take certain actions including making any loan to, investment in or transfer of cash in excess of $100,000 to a nonutility affiliate, entering into any agreement with a nonutility affiliate where the value of goods or services exchanged exceeds $100,000, investing, by us or an affiliate, of more than $100,000 in an existing or new nonutility business, transferring any non-cash assets or intellectual property to any non-utility affiliate, issuing any debt, or selling any ONEOK, Inc. stock without complying with the requirements of a July 9, 2002 KCC order. In addition, we must charge interest to nonutility affiliates at the incremental cost of their debt on outstanding balances of any existing or future interaffiliate loans, receivables or other cash advances due us. These restrictions apply both to us and our KGE subsidiary.

         We are in the process of reviewing and assessing the order and its potential impact on our operations, financial condition and results of operations and we expect to file a motion for reconsideration or clarification of some provisions of the order. Since the order was issued recently and we are still assessing it, there may be additional issues arising from the order not discussed here.

Potential Changes in ONEOK Ownership

          On May 30, 2002, Westar Industries, Inc. (Westar Industries) gave notice pursuant to a shareholder agreement with ONEOK, Inc. (ONEOK) of its intention to sell all of the common stock and preferred stock of ONEOK owned by Westar Industries.  ONEOK had until August 28, 2002 to purchase the stock, but advised Westar Industries that it would not purchase the stock.  Accordingly, Westar Industries is now free to pursue a sale of the stock and is free of certain restrictions (including percentage limitations on sales) contained in the shareholder agreement.  On August 29, 2002, Westar Industries announced that it intends to sell its ownership in the common stock and preferred stock of ONEOK, which represents an approximate 45% ownership interest in ONEOK.  Westar Industries plans to sell outright, or sell an option to purchase, all or a portion of the ONEOK stock it owns in privately negotiated transactions, or sales into the public market.  Under the shareholder agreement, ONEOK must take all commercially reasonable steps to assist Westar Industries in securing such regulatory approvals as may be necessary to allow a sale of the stock provided such approvals would not reasonably be expected to have a material adverse effect on ONEOK.  Westar Industries has until September 30, 2003 to complete a sale of the stock.  We cannot predict the outcome of this proposed sale of ONEOK stock nor can we predict the net proceeds we would receive. If the ONEOK stock is not sold, the original provisions of the shareholder agreement will return in full force and effect.

Declines in Energy Markets

          During 2002, the energy trading market deteriorated due to the effects of overcapacity in the region, the impact of the prolonged recessionary environment and a reduced number of creditworthy counter parties.  This deterioration has resulted in significant declines in volume and liquidity, influencing the wholesale power market, primarily in the forward market.  As a result, numerous participants in the market for wholesale trading of electricity have recently suffered financial setbacks that have been reported in the media and in Securities and Exchange Commission (SEC) reports.  In relation to illegal or inappropriate trading practices, the Federal Energy Regulatory Commission (FERC) and the SEC are investigating many of these same participants.  Market capitalization of these companies has been substantially reduced and credit ratings have, in many cases, been downgraded.  Our power marketing group routinely does business with some of these companies and these companies may be counter parties to several other entities with whom we routinely do business.  These developments have adversely impacted our power marketing business and we are unable to predict if or when the business environment will improve. Due to our efforts in executing energy trading contracts and monitoring our exposure, we have not experienced any credit related losses with counterparties.

CRITICAL ACCOUNTING POLICIES

          Since December 31, 2001, we have not experienced any significant changes in our critical accounting policies except for the impact of the defeasance of outstanding debt and the change in depreciation rates as discussed below.  For additional information on our critical accounting policies, see our 2001 Form 10-K.

Defeasance of Outstanding Debt

          In accordance with accounting principles generally accepted in the United States of America (GAAP), we are required to continue reporting as outstanding debt on our consolidated balance sheet the $135 million principal amount of Kansas Gas and Electric Company (KGE) first mortgage bonds due December 15, 2003, until the funds deposited with the trustee are used to retire such bonds at maturity.  The cash deposited with the trustee is included in restricted cash on our consolidated balance sheet and can only be used for the purpose of repaying this indebtedness and related interest.  The funds deposited to retire the $100 million principal amount of our 7.25% first mortgage bonds due August 15, 2002 were used to retire the bonds at that date.  See Note 12 of the Notes to Consolidated Financial Statements, “Debt Financings” for discussion of debt financings completed during the second quarter of 2002.

Change in Depreciation Rates

          In its rate order of July 25, 2001, the KCC extended the recovery period for certain of our generating assets for regulatory rate making purposes.  On April 1, 2002, we adopted the new depreciation rates as prescribed in the KCC order for GAAP purposes, after exhausting the available appeals process to contest the extension of our recovery periods for our LaCygne 2 and Wolf Creek generating stations.  This change is expected to reduce our annual depreciation expense in our GAAP financial statements by approximately $30 million.  See Note 6 of the Notes to Consolidated Financial Statements, “Rate Matters and Regulation” for additional information.

Earnings Per Share

          Basic earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the period reported.  Diluted earnings per share include the effect of potential issuances of common shares resulting from the assumed vesting of all outstanding restricted share units (RSUs) and exercise of all outstanding stock options issued pursuant to the terms of our stock-based compensation plans.  The dilutive effect of stock-based compensation and stock options is computed using the treasury stock method.  The number of potential dilutive securities for the three and nine months ended September 30, 2002 were 0.4 million and 0.6 million, respectively. The potentially dilutive securities for the nine months ended September 30, 2002 for restricted share awards of 0.6 million shares and stock for compensation of 5,000 shares were not included in the computation of diluted earnings per share since to do so would have been antidilutive.

          Diluted earnings per share amounts shown in the accompanying financial statements reflect the inclusion of employee stock options, restricted share awards and other stock compensation.  The following represents a reconciliation of weighted average shares outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(In Thousands)
DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:
Denominator for basic earnings per share - weighted average shares (a)	71,443	70,736	71,486	70,503
Effect of dilutive securities:
Employee stock options	—	3	—	4
Restricted share awards	444	379	—	274
Stock for compensation	—	264	—	264

Denominator for diluted earnings per share - weighted average shares	71,887	71,382	71,486	71,045

(a)	The amounts in the table above do not include shares owned by Westar Industries or Protection One.

OPERATING RESULTS

          The following discussion explains significant changes in operating results for the three and nine months ended September 30, 2002 and 2001.

Westar Energy Consolidated

          Three Months Ended September 30, 2002, Compared to Three Months Ended September 30, 2001:  Sales increased $15.6 million, or 3%, primarily as a result of increased electricity sales.  Retail electric sales increased $24.3 million, or 7%, primarily due to increased residential sales volumes and increased other revenues caused by the new Southwest Power Pool (SPP) network tariff as discussed below in “ — Business Segments — Electric Utility.”  Power marketing, wholesale and interchange revenues increased $0.2 million primarily due to declines in wholesale sales caused by lower prices and current market conditions.  Monitored services sales decreased $8.9 million, or 9%, which was primarily caused by the decline in its customer base, which was due to attrition.  See “— Business Segments — Monitored Services” below for additional information.

          Cost of sales decreased $14.8 million, or 9%.  The decrease in the cost of sales was primarily due to a decline of $8.2 million in purchased power expense and a decrease of $6.1 million in fuel expense.  Protection One, Inc.’s (Protection One) efforts to reduce costs through consolidation of service centers and other cost cutting measures also contributed to the decline in cost of sales.  Gross profit increased $30.4 million due to the above mentioned factors.  Gross profit as a percentage of sales increased from 69% during the 2001 period to 73% during the 2002 period.

          Basic earnings per share were $0.61 for the third quarter of 2002, compared to $0.51 for the same period of 2001.

          Nine Months Ended September 30, 2002, Compared to Nine Months Ended September 30, 2001:  Sales increased $7.2 million, or approximately 1%.  Energy sales increased $61.9 million primarily as a result of a $46.3 million increase in retail electric sales, which was largely due to increased residential sales volumes caused by warmer weather during September 2002, despite lower retail rates.  Also contributing to the increased energy sales was an increase in commercial revenues in the first half of the year and an increase in other revenues caused by the new SPP Tariff as discussed below in “—Business Segments — Electric Utility.”  An increase in power marketing, wholesale and interchange sales also contributed to the increased energy sales revenues.  Partially offsetting the increase in energy sales was a decrease in monitored services sales of $54.8 million, or 17%, which was caused by the decline in its customer base, due in part to attrition and dispositions in 2001 and 2002 of certain monitored services operations.  See “— Business Segments — Monitored Services” below for additional information.

          Cost of sales decreased $36.7 million, or 9%.  The decrease in the cost of sales was primarily due to Protection One’s efforts to reduce costs through consolidation of service centers and other cost cutting measures.  Energy cost of sales also contributed to the decrease primarily through decreased purchased power expense of  $15.1 million.  Gross profit increased $43.9 million due to the above mentioned factors.  Gross profit as a percentage of sales increased from 69% during the 2001 period to 72% during the 2002 period.

          Basic losses per share were $9.71 for the nine months ended September 30, 2002, compared to basic earnings per share of $0.13 for the same period of 2001.  This change is primarily attributable to the impairment charge recorded in the first quarter of 2002.

Business Segments

          Our business is segmented based on differences in products and services, production processes and management responsibility.

          We have three reportable segments:  Electric Utility, Monitored Services, and Other.  Electric Utility consists of our integrated electric utility operations, including the generation and purchase of power, the transmission and distribution of power to our retail customers in Kansas and to wholesale customers, and our power marketing activities, which attempt to minimize commodity price risk associated with fuel purchases and purchased power requirements.  Monitored Services, including the net effect of minority interests, is comprised of our security alarm monitoring business in North America and Europe.  Other includes our approximate 45% ownership interest in ONEOK, investments in international power generation facilities and other investments in the aggregate not material to our business or results of operations.

          The accounting policies of the segments are the same as those described in our 2001 Form 10-K in Note 2, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.  Prior year segment information has been reclassified, as necessary, to conform with the current year’s presentation.

          We manage our business segments’ performance based on earnings (losses) before interest and taxes (EBIT).  EBIT does not represent cash flow from operations as defined by GAAP, should not be construed as an alternative to operating income and is indicative neither of operating performance nor cash flows available to fund our cash needs.  Items excluded from EBIT are significant components in understanding and assessing our financial performance.  Interest expense, income taxes, discontinued operations, cumulative effects of accounting changes and preferred stock are items that are excluded from the calculation of EBIT.  We believe presentation of EBIT enhances an understanding of financial condition, results of operations and cash flows because EBIT is used by us to satisfy our debt service obligations, capital expenditures and other operational needs, as well as to provide funds for growth. EBIT is the primary measurement used by our management to evaluate segment performance.  Our computation of EBIT may not be comparable to other similarly titled measures of other companies.

          Electric Utility

          Our electric sales for the three and nine months ended September 30, 2002 and 2001 are as follows:

	Three Months Ended September 30,

	2002	2001	% Change

	(In Thousands)

Residential	$165,725	$153,359	8.0
Commercial	122,072	122,041	—
Industrial	65,967	66,733	(1.1)
Other	26,356	13,675	92.7

Total retail	$380,120	$355,808	6.8
Power Marketing/Wholesale and Interchange	62,025	61,831	0.3

Total	$442,145	$417,639	5.9

	Nine Months Ended September 30,

	2002	2001	% Change

	(In Thousands)

Residential	$353,136	$346,163	2.0
Commercial	298,462	292,670	2.0
Industrial	183,412	189,248	(3.1)
Other	77,613	38,236	103.0

Total retail	$912,623	$866,317	5.3
Power Marketing/Wholesale and Interchange	179,224	163,620	9.5

Total	$1,091,847	$1,029,937	6.0

          The following table reflects changes in electric sales volumes, as measured by megawatt hours (MWh), for the three and nine months ended September 30, 2002 and 2001.  No sales volumes are included for power marketing sales because these sales are not based on electricity we generate.

	Three Months Ended September 30,

	2002	2001	% Change

	(Thousands of MWh)

Residential	2,189	1,992	9.8
Commercial	2,093	2,122	(1.3)
Industrial	1,444	1,513	(4.5)
Other	26	27	—

Total retail	5,752	5,654	1.7
Wholesale and Interchange	2,035	1,799	13.1

Total	7,787	7,453	4.4

	Nine Months Ended September 30,

	2002	2001	% Change

	(Thousands of MWh)

Residential	4,903	4,703	4.2
Commercial	5,249	5,166	1.6
Industrial	4,099	4,336	(5.4)
Other	80	80	—

Total retail	14,331	14,285	0.3
Wholesale and Interchange	6,544	5,532	18.2

Total	20,875	19,817	5.3

 Details concerning EBIT and assets attributable to our electric utility segment are summarized in the tables below:

	2002	2001

	(In Thousands)

EARNINGS (LOSSES) BEFORE INTEREST AND TAXES:
Three Months Ended September 30	$124,266	$113,960
Nine Months Ended September 30	$203,001	$203,668

	September 30, 2002	December 31, 2001

	(In Thousands)

Identifiable assets	$5,074,329	$4,901,457

          Three Months Ended September 30, 2002, Compared to Three Months Ended September 30, 2001:  Retail sales increased primarily due to increased residential sales volumes caused by warmer weather during September 2002 and increased other revenues caused by the new SPP tariff.  The new tariff requires us to pay to the SPP all expenses associated with transporting power from our generating stations.  The SPP then pays us for distributing power to our retail customers and these payments are reflected in other revenues.  Prior to the implementation of the new tariff, we had offsetting revenues and expenses, because an internal allocation was used.  Power marketing, wholesale and interchange sales remained relatively constant despite an increase in wholesale and interchange sales volumes, which was largely due to lower wholesale prices and current market conditions.

          Cost of sales is comprised of fuel used for generation and purchased power expense.  Cost of sales decreased $14.4 million, or 11%, primarily due to a decline of $8.2 million in purchased power expense and a decrease of approximately $6.1 million in fuel expense.  Gross profit increased $38.9 million, or 13%, due to the above mentioned factors.

          Operating expenses decreased $1.1 million, or approximately 1%, primarily due to expensing in 2001 the costs associated with the PNM transaction and a decline in depreciation related to the change in our depreciation rates as discussed above in “— Critical Accounting Policies — Change in Depreciation Rates.”  Partially offsetting these decreases was an increase in operating expense of $9.4 million primarily due to a scheduling charge from the SPP as a result of the new SPP network tariff as discussed above.

          Due to the above factors, income from operations increased $40.0 million.  Partially offsetting this increase in operating income was an increase in other expense of $29.7 million, which was primarily due to recording a non-cash mark-to-market charge on the call option of the 6.25% senior unsecured notes that are putable and callable on August 15, 2003.  EBIT increased $10.3 million as a result.

          Nine Months Ended September 30, 2002, Compared to Nine Months Ended September 30, 2001:   Retail sales increased primarily due to increased residential sales volumes caused by warmer weather during September 2002, despite lower retail rates. Also contributing to the increased sales was increased commercial revenues in the first half of the year and an increase in other revenues caused by the SPP network tariff as discussed above.  Partially offsetting these increases in retail sales was a decrease in industrial revenues and volumes primarily due to lower industrial demand related to weak economic conditions.  Power marketing, wholesale and interchange sales revenues increased primarily due to an increase in wholesale and interchange sales volumes.

          Cost of sales decreased $13.6 million, or 4%, primarily due to a $15.1 million decrease in purchased power. Partially offsetting this decrease was an increase of approximately $1.5 million in fuel expense.

          Gross profit increased $75.5 million, or 10%, due to the above mentioned factors.  The increase in gross profit is partly due to how we were required to record a gain on certain derivatives acquired in 2001 to mitigate the risk of changing prices on our natural gas fuel requirements.  Prior to the adoption of Statement of Financial Accounting Standards (SFAS) No. 133 on January 1, 2001, gains and losses on these derivatives were deferred until settlement and reflected in gross profit at that time.  However, upon adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we were required to report a $31.0 million gain on these contracts as of that date as a cumulative effect of a change in accounting principle.  This gain was reported on our consolidated statements of income for the nine months ended September 30, 2001 on a net-of-tax basis below income tax expense in accordance with accounting standards.  All gains and losses after January 1, 2001 on our derivatives that are not designated as hedges are reflected in gross profit.  Had we included the gain in revenues in 2001, our $75.5 million increase in gross profit would have been an increase of $44.5 million because the decline in sales would have been smaller than the decline in cost of sales.

          A portion of the increase in fuel expense was attributable to the maintenance outage at Wolf Creek as other more expensive sources of power were used to replace the loss of power from Wolf Creek.  Wolf Creek has a scheduled refueling and maintenance outage approximately every 18 months.  Wolf Creek was shut down for 36 days for its 12th scheduled refueling and maintenance outage, which began on March 23, 2002 and ended on April 27, 2002.  Wolf Creek operated the entire year of 2001 without any refueling outages.

          Operating expenses increased $46.4 million, or 9%, primarily due to a scheduling charge from the SPP as a result of the new SPP network tariff as discussed above, as a result of employee severance costs related to the work force reduction during the first quarter and the compensation expense associated with the exchange of previous RSU grants as discussed in Note 10 of the Notes to Consolidated Financial Statements, “Stock Based Compensation Plans.”  Partially offsetting these increases was a decrease in depreciation expense of $7.1 million primarily due to the change in depreciation rates as discussed above in “— Critical Accounting Policies — Change in Depreciation Rates.”  In addition, our maintenance expense has declined over the nine months ending September 30, 2002 due to the reduction of the forced outage rates of our generating units.

          Due to the above factors, income from operations increased $29.1 million.  Partially offsetting this increase in operating income was an increase in other expense of $29.8 million, which was primarily due to recording a non-cash mark-to-market charge on the call option of the 6.25% senior unsecured notes that are putable and callable on August 15, 2003.  EBIT decreased $0.7 million as a result.  For more information regarding the 6.25% senior unsecured notes and related call option, see “— Liquidity and Capital Resources” below.

          Monitored Services

          Protection One and Protection One Europe comprise our monitored services business segment.  The results discussed below reflect monitored services on a stand-alone basis.  These results take into consideration Protection One’s minority interest of approximately 12% at September 30, 2002 and approximately 13% at September 30, 2001. Details concerning EBIT attributable to our monitored services segment are as follows:

	Three Months Ended September 30,

	2002	2001

	(In Thousands)

Sales	$86,970	$95,510
Earnings (losses) before interest and taxes	1,370	(17,942)

	Nine Months Ended September 30,

	2002	2001

	(In Thousands)

Sales	$261,862	$315,838
Earnings (losses) before interest and taxes	(227,562)	(59,499)

	September 30, 2002	December 31, 2001

	(In Thousands)

Identifiable assets	$804,956	$1,883,786

          Three Months Ended September 30, 2002, Compared to Three Months Ended September 30, 2001:  Sales decreased $8.5 million primarily due to a decline in the monitored services segment’s average customer base, which was due primarily to attrition.  The monitored services segment experienced a net decline of 9,248 customers in the third quarter of 2002.  Protection One’s customer base will continue to decline until its programs to acquire and create new accounts generate the volume of accounts required to equal or exceed those lost due to attrition.  Protection One is also investing considerable effort to reduce attrition.  While net losses have decreased significantly, until it achieves equilibrium between additions and attrition, net losses of customer accounts will materially and adversely affect its business, financial condition and results of operations.  See “— Other Information — Monitored Services — Attrition” below for discussion regarding attrition.  Protection One is currently focusing on reducing attrition, developing cost effective marketing programs and generating positive cash flow.

          Cost of sales generally relate to the cost of providing monitoring service and include the costs of monitoring, billing, customer service and field operations.  Cost of sales decreased $0.4 million primarily due to a reduction of telecommunication costs and wage expense associated with the consolidation of Protection One’s call centers and other cost reduction initiatives.  As a result of the continued decline in sales, gross profit decreased $8.2 million.

          Operating expenses decreased $29.3 million primarily due to a $29.3 million decrease in depreciation and amortization expense primarily due to decreases in goodwill and customer account amortization as a result of adoption of SFAS No. 142 and SFAS No. 144.  Partially offsetting this decrease was the gain on dispositions of monitored services operations recorded in the third quarter of 2001.  Primarily as a result of the decline in operating expenses, EBIT increased $19.3 million.

           Nine Months Ended September 30, 2002, Compared to Nine Months Ended September 30, 2001:  Sales decreased $54.0 million primarily due to a decline in the monitored services segment’s average customer base, which was due primarily to attrition and dispositions in 2001 and 2002 of certain monitored services operations.  The monitored services segment experienced a net decline of 41,285 customers in the nine months ended 2002.  Protection One’s customer base will continue to decline until its programs to acquire and create new accounts generate the volume of accounts required to equal or exceed those lost due to attrition.  Protection One is also investing considerable effort to reduce attrition.  While net losses have decreased significantly, until it achieves equilibrium between additions and attrition, net losses of customer accounts will materially and adversely affect its business, financial condition and results of operations.  See “— Other Information — Monitored Services — Attrition” below for discussion regarding attrition.  Protection One is currently focusing on reducing attrition, developing cost effective marketing programs and generating positive cash flow.

          Cost of sales decreased $23.0 million primarily due to a reduction of telecommunication costs and wage expense associated with Protection One’s consolidation of its call centers and other cost reduction initiatives and due to dispositions in 2001 of certain monitored services operations.  As a result of sales declining at a higher rate than cost of sales, gross profit decreased $31.0 million.

          Operating expenses increased $205.6 million primarily due to a $338.1 million loss on impairment of customer accounts, which was partially offset by decreases in operating and maintenance, depreciation and amortization, selling, general and administrative expenses and the 2001 dispositions of monitored services operations.  The decrease in depreciation and amortization expense of $91.3 million is primarily due to decreases in goodwill and customer account amortization as a result of the adoption of SFAS No. 142 and SFAS No. 144.  Selling, general and administrative expenses decreased $23.8 million primarily due to reductions in outside services used by Protection One primarily due to completion of special software projects and a reduction in wages and related benefits due to a reduction in Protection One’s workforce.  Dispositions of monitored services operations in 2001 accounted for approximately $13.1 million of the decrease in operating expenses.

          As a result of the decline in gross profit and the increases in operating and other expenses, our loss before interest and taxes increased $168.1 million.  Also as a result of the impairment, monitored services’ total assets decreased approximately $1.1 billion, from $1.9 billion for the year ended December 31, 2001 to $805.0 million for the nine months ended September 30, 2002.

          Other

          Other includes an approximate 45% interest in ONEOK, investments in international power generation facilities and other investments in the aggregate not material to our business or results of operations.  Details concerning EBIT attributable to this segment are as follows:

	Three Months Ended September 30,

	2002	2001

	(In Thousands)

Sales	$—	$341
Earnings (losses) before interest and taxes	11,644	20,613

	Nine Months Ended September 30,

	2002	2001

	(In Thousands)

Sales	$252	$1,031
Earnings (losses) before interest and taxes	53,286	11,951

	September 30, 2002	December 31, 2001

	(In Thousands)

Identifiable assets	$810,699	$723,289

          Three Months Ended September 30, 2002, Compared to Three Months Ended September 30, 2001:  Sales shown above are from a wholly owned subsidiary of Westar Industries that was sold in the first quarter of 2002 that provided paging services.  EBIT decreased $9.0 million primarily as a result of a decrease in the gain on extinguishment of debt of  $11.8 million, from a $11.2 million gain in 2001 to a $0.7 million loss in 2002, which was partially offset by increased investment earnings of  $1.2 million and lower operating expenses of $2.2 million.

          Nine Months Ended September 30, 2002, Compared to Nine Months Ended September 30, 2001: The timing of the disposition of Westar Industries’ subsidiary, as discussed above, is the primary reason sales declined approximately $0.8 million.  EBIT increased $41.3 million primarily as a result of increased investment earnings, which increased $35.4 million primarily as a result of the receipt of a one-time payment of approximately $14.2 million related to a partial recovery of an investment and the $11.1 million write down in 2001 of the cost basis of certain equity securities held for investment to their fair value.

WESTAR ENERGY CONSOLIDATED

          The following discussion addresses changes in other items affecting net income but not affecting EBIT for the three and nine months ended September 30, 2002 compared to the same period of 2001.

Interest Expense

          Three Months Ended September 30, 2002, Compared to Three Months Ended September 30, 2001:  Interest expense increased $3.5 million primarily due to increased interest rates on long-term debt resulting from our May 10, 2002 and June 6, 2002 debt financings.

          Nine Months Ended September 30, 2002, Compared to Nine Months Ended September 30, 2001:  Interest expense increased approximately $3.2 million.  During the first quarter of 2002, interest expense decreased

$4.8 million due to lower interest rates and lower outstanding debt at Protection One.  This decrease was partially offset by the increase in interest expense as discussed in the above paragraph.

Income Taxes

          We have recorded income tax benefits and expenses for the interim periods using the federal statutory rate of 35%.  The effective income tax rates set forth below are computed by dividing total income taxes by earnings before income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Effective income tax expense (benefit)	35%	28%	(61)%	(81)%

          Our income tax benefit for the nine months ended September 30, 2002 increased due to the impairment charge recorded in the first quarter of 2002 and the benefit associated with the sale of Protection One’s Canadian operations.  See Note 3 of the Notes to Consolidated Financial Statements, “Impairment Charge Pursuant to New Accounting Rules” for additional information regarding the impairment charge.  Additional information on the sale of Protection One’s Canadian operations is included in Note 9 of the Notes to Consolidated Financial Statements, “Discontinued Operations — Sale of Canadian Operations.”

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

          We had $150.5 million in cash and cash equivalents at September 30, 2002.  We consider cash equivalents to be highly liquid investments with a maturity of three months or less when purchased.  We also had $27.9 million of restricted cash classified as a current asset at September 30, 2002.  The current asset portion of our restricted cash consists of $15.0 million cash held in escrow as required by certain letters of credit and various other deposits, $10.3 million cash held in trust for interest related to the defeasance of first mortgage bonds and $2.6 million held in a trust account for Protection One’s workers’ compensation claims.  In addition, we had $175.2 million of restricted cash classified as a long-term asset, which consists of $30.7 million cash held in escrow as required by the terms of a pre-paid capacity and transmission agreement, $3.0 million cash used to collateralize letters of credit, $1.4 million to collateralize certain surety bonds and $140.1 million cash held in trust for the defeasance of KGE first mortgage bonds and the payment of related interest.

          At September 30, 2002, current maturities of long-term debt were approximately $194.6 million.  Current maturities of long-term debt decreased primarily due to the repayment of certain indebtedness with the proceeds of our May 10, 2002 and June 6, 2002 debt refinancings.

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

          On June 6, 2002, we entered into a secured credit agreement providing for a $585 million term loan and a $150 million revolving credit facility, each maturing on June 6, 2005, provided that if we have not refinanced or provided for the payment of our 6.25% senior unsecured notes that are putable and callable on August 15, 2003, or our 6.875% senior unsecured notes due August 1, 2004, at least 60 days prior to either such date, the maturity date is the date 60 days prior to either such date.  As of November 6, 2002, $146.4 million principal amount of our 6.25% senior unsecured notes and $278.3 million principal amount of our 6.875% senior unsecured notes were outstanding. All loans under the credit agreement are secured by KGE’s first mortgage bonds.  The proceeds of the term loan were used to retire an existing $400 million revolving credit facility with an outstanding principal balance of $380 million, to provide for the repayment at maturity of $135 million principal amount of KGE first mortgage bonds due December 15, 2003 together with accrued interest, to repurchase approximately $45 million of our outstanding unsecured notes and to pay customary fees and expenses of the transactions.  There were no borrowings under the revolving credit facility at closing or as of November 6, 2002.

          On July 25, 2002, we entered into an amendment to the agreement related to our accounts receivable securitization that extended the term for an additional year and eliminated our right to increase from $125 million to $175 million the amount of the accounts receivable we had a right to sell during certain periods.  See Note 4 of the Notes to Consolidated Financial Statements in our 2001 Form 10-K for additional information about the accounts receivable securitization.

          Under GAAP, we are required to continue reporting as outstanding debt on our consolidated balance sheet the $135 million principal amount of KGE first mortgage bonds due December 15, 2003, until the funds deposited with the trustee are used to retire such bonds at maturity.  The cash deposited with the trustee is included in restricted cash on our consolidated balance sheet and can only be used for the purpose of repaying this indebtedness and related interest.  The funds deposited to retire the $100 million principal amount of our 7.25% first mortgage bonds due August 15, 2002 were used to retire the bonds at that date.

Call Option

          In August 1998, we entered into a call option contract with an investment bank related to the issuance of $400 million of our 6.25% senior unsecured notes that have a final maturity of August 15, 2018 and are putable and callable on August 15, 2003.  This call option contract is required to be settled by August 2003 through either a remarketing or refinancing of the senior notes or a cash payment.  If settled through a remarketing, the liability will be amortized as a credit to interest expense over the term of the new debt.  The investment bank will price the notes to yield a market premium adequate to allow the investment bank to retain proceeds equal to the fair value of the call option at that time.  The ultimate value of the call option will be based on the difference between the 10-year United States Treasury rate on August 12, 2003 and 5.44%.  If the 10-year United States Treasury rate on August 12, 2003 is less than 5.44%, we may have a liability to the investment bank at that time.  At September 30, 2002, our potential liability under this contract was $69.9 million.  Based on the current 10-year forward treasury rate on November 12, 2002 of 4.28%, we would potentially be obligated to make a cash payment of approximately $51.0 million to settle the contract. The amount of our liability will increase or decrease approximately $5 million for every 10-basis point change in the 10-year forward treasury rate.  We are evaluating whether alternatives are available to reduce or eliminate the amount of the cash payment necessary to settle the call option.

Contractual Obligations and Commercial Commitments

          In the course of our business activities, we enter into a variety of contractual obligations and commercial commitments.  Some of these result in direct obligations that are reflected in our consolidated balance sheets while others are commitments, some firm and some based on uncertainties, that are not reflected in our underlying consolidated financial statements.  The obligations listed below do not include assumptions for on-going needs for which no contractual obligations existed as of September 30, 2002, and represent only amounts that we are currently contractually obligated to meet.

          Contractual Cash Obligations

          The following table summarizes our contractual cash obligations by payment due date existing at September 30, 2002:

At September 30, 2002:

Contractual Obligations	Total	October 1, 2002 through December 31, 2002	2003	2004	2005 - 2006	Thereafter

	(In Thousands)

Long-term debt	$3,392,179	$9,983	$326,125	$314,495	$957,567	$1,784,009
Restricted cash deposited with the trustee for defeasance (a)	(135,000)	—	(135,000)	—	—	—

Adjusted long-term debt	$3,257,179	$9,983	$191,125	$314,495	$957,567	$1,784,009

Operating leases	740,425	18,560	64,536	55,874	117,429	484,026
Fossil fuel	2,033,973	23,214	161,530	150,660	241,376	1,457,193
Nuclear fuel	176,141	1,111	22,560	13,480	18,561	120,429
Unconditional purchase obligations	11,953	5,204	4,708	2,030	11	—

Total contractual obligations, including adjusted long-term debt	$6,219,671	$58,072	$444,459	$536,539	$1,334,944	$3,845,657

(a)	See Note 2 of the Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies” for description of funds deposited with trustee for repayment of debt.

          Commercial Commitments

          The following table summarizes our Commercial Commitments by date of expiration existing at September 30, 2002:

At September 30, 2002:

Commercial Commitments	Total Amounts Committed	October 1, 2002 through December 31, 2002	2003	2004	2005 - 2006	Thereafter

	(In Thousands)

Lines of credit	$157,000	$7,000	$—	$—	$150,000	$—
Outstanding letters of credit	8,509	1,000	7,509	—	—	—

Total commercial commitments	$165,509	$8,000	$7,509	$—	$150,000	$—

Credit Ratings

          Standard & Poor’s (S&P), Fitch Investors Service (Fitch) and Moody’s Investors Service (Moody’s) are independent credit-rating agencies that rate our debt securities.  These ratings indicate the agencies’ assessment of our ability to pay interest and principal on these securities.  On April 2, 2002, Moody’s downgraded its ratings on Protection One’s outstanding securities with the outlook remaining negative.  On April 18, 2002, Fitch lowered our senior unsecured debt ratings and reaffirmed that all our securities remain on Rating Watch Evolving.  On April 29,

2002, Moody’s confirmed our ratings with a negative outlook.  On November 5, 2002, S&P placed our ratings on CreditWatch with negative implications.

          As of November 6, 2002, ratings with these agencies were as follows:

	Western Resources Mortgage Bond Rating	Western Resources Unsecured Debt	KGE Mortgage Bond Rating	Protection One Senior Unsecured Debt	Protection One Senior Subordinated Unsecured Debt

S&P	BBB-	BB-	BB+	B	CCC+
Fitch	BB+	BB-	BB+	B	CCC+
Moody’s	Ba1	Ba2	Ba1	B3	Caa2

Cash Flows from (used in) Operating Activities

          Cash provided by operating activities increased $73.9 million to $284.6 million for the nine months ended September 30, 2002, from $210.7 million for the same period of 2001.  This increase is attributable to working capital increasing $42.2 million and improvement in net income before non-cash charges.

Cash Flows from (used in) Investing Activities

          We spent $109.3 million during the nine months ended September 30, 2002, in comparison to $183.5 million during the same period of 2001, on net additions to property, plant and equipment.  During the nine months ended September 30, 2001, we spent $44.3 million for construction of new generating facilities.  These major projects were completed during 2001.  Investment in customer accounts amounted to $15.4 million during the nine months ended September 30, 2002 and $7.2 million in the same period of 2001.

          Proceeds from other investments during the nine months ended September 30, 2002 amounted to $15.6 million primarily attributable to $7.3 million received on the disposition of our portfolio of affordable housing tax credit limited partnerships and a $5.3 million final payment from the sale of Paradigm.

Cash Flows from (used in) Financing Activities

          We used cash for financing activities of $140.4 million during the nine months ended September 30, 2002 compared to net cash flows used for financing activities of $21.2 million in the same period of 2001.  In 2002, cash flows were used to fund our investment in operations, the retirement or defeasance of long-term debt, the reduction of our short-term debt balance, the payment of dividends on our common stock and the acquisition of treasury stock.

Capital Structure

          During the first quarter of 2002, we recorded an impairment of our goodwill and customer accounts as more fully described above in Note 3 of the Notes to Consolidated Financial Statements, “Impairment Charge Pursuant to New Accounting Rules,” which affected our capital structure.  Our capital structure at September 30, 2002 and December 31, 2001 was as follows:

	September 30, 2002	December 31, 2001

Shareholders’ equity	23%	36%
Preferred stock	1	1
Western Resources obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company subordinated debentures	5	4
Long-term debt, net	71	59

Total	100%	100%

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

OTHER INFORMATION

Electric Utility

          Competition and Deregulation

          As reported in our 2001 Form 10-K, the Southwest Power Pool (SPP) and the Midwest Independent System Operator (MISO) agreed in October 2001 to consolidate and form a regional transmission organization (RTO).  On May 30, 2002, FERC approved the planned merger.  On November 4, 2002, MISO and SPP filed a revised consolidated open-access transmission tariff as required by the merger agreement.  If approved by the FERC, the tariff will eliminate rate “pancaking” - the need to pay multiple rates to cross service territories - for transactions that occur between MISO and SPP customers.

          The combined MISO/SPP will operate our transmission system as part of an interconnected transmission system encompassing over 120,000 MW of generation capacity located in 20 states.  MISO collects revenues attributable to the use of each member’s transmission system, and each member is able to transmit power purchased, generated for sale or bought for resale in the wholesale market, throughout the entire MISO system.  For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Information — Electric Utility — Competition and Deregulation,” in our 2001 Form 10-K.

          Nuclear Decommissioning

          Decommissioning is a nuclear industry term for the permanent shutdown of a nuclear power plant.  The Nuclear Regulatory Commission (NRC) requires companies with nuclear plants to prepare formal financial plans to fund decommissioning.  These plans are designed so that funds required for decommissioning will be accumulated during the estimated remaining life of the related nuclear power plant.

          Decommissioning costs are currently being charged to operating expense in accordance with the July 25, 2001 KCC rate order.  Electric rates charged to customers provide for recovery of these decommissioning costs over the life of Wolf Creek as determined by the KCC through 2045.  The NRC requires that funds to meet its decommissioning funding assurance requirement be in our decommissioning fund by the time our license expires in 2025.  We are currently reviewing how to resolve this discrepancy and cannot predict the outcome at this time.  However, our results of operations would be materially adversely affected should we not be able to recover the full amount of the funding requirement.

          Potential Sale of Assets

          On October 14, 2002, we announced that we have reached an agreement with Midwest Energy, Inc. (Midwest Energy).  We plan to sell to Midwest Energy a portion of our transmission and distribution assets and rights to provide service to customers in an area of central Kansas.  The sale will affect about 10,000 customers over 895 square miles.  The area, which includes 42 towns, is on the west edge of our service territory and is largely surrounded by Midwest Energy’s existing territory.  The proposed sale is contingent upon approval by the KCC and FERC.  Closing of the transaction is expected to occur in the first quarter of 2003.

          ONEOK Shared Services

          We and ONEOK are parties to a shared services agreement pursuant to which we provide certain customer service functions to each other, such as customer billing and call center operations. On November 5, 2002, ONEOK gave notice of termination of the agreement effective December 2003. We are evaluating the impact of the termination of this agreement, which we expect will cause our costs to provide certain services to increase.

Monitored Services — Attrition

          Customer attrition has a direct impact on the results of our monitored security operations since it affects its revenues, amortization expense and cash flow.  See “— Operating Results — Monitored Services” and our 2001 Form 10-K for additional information regarding customer attrition.

          Customer attrition for the three months ended September 30, 2002 and 2001 is summarized below.

	Customer Account Attrition

	September 30, 2002		September 30, 2001

	Annualized Third Quarter	Trailing Twelve Month	Annualized Third Quarter	Trailing Twelve Month

Protection One (a)	10.2%	12.6%	16.2%	14.4%
Protection One Europe (b)	4.9%	10.9%	8.7%	9.3%

(a)	Excludes Canadian operations, which were sold in July 2002.
(b)	United Kingdom operations were disposed of in June 2001.

Market Risk Disclosure

          We are exposed to market risk, including market changes, changes in commodity prices, equity instrument investment prices, interest rates and changes in the 10-year United States Treasury rate.  For additional information on our market risk, see our 2001 Form 10-K.

          In August 1998, we entered into a call option with an investment bank related to the issuance of $400 million of our 6.25% senior unsecured notes that have a final maturity of August 15, 2018 and are putable and callable on August 15, 2003.  This call option contract is required to be settled by August 2003 through either a remarketing or refinancing of the senior notes or a cash payment.  If settled through a remarketing, the liability will be amortized as a credit to interest expense over the term of the new debt.  The investment bank will price the notes to yield a market premium adequate to allow the investment bank to retain proceeds equal to the fair value of the call option at that time.  The ultimate value of the call option will be based on the difference between the 10-year United States Treasury rate on August 12, 2003 and 5.44%.  If the 10-year United States Treasury rate on August 12, 2003 is less than 5.44%, we may have a liability to the investment bank at that time.  At September 30, 2002, our potential liability under this contract was $69.9 million.  Based on the current 10-year forward treasury rate on November 12, 2002 of 4.28%, we would potentially be obligated to make a cash payment of approximately $51.0 million to settle the contract. The amount of our liability will increase or decrease approximately $5 million for every 10-basis point change in the 10-year forward treasury rate.  We are evaluating whether alternatives are available to reduce or eliminate the amount of the cash payment necessary to settle the call option.

          In addition, under SFAS No. 133, we are required to mark to market changes in the anticipated amount of the liability related to the portion of the $400 million in notes that have been retired so that our consolidated balance sheet reflects the current fair value of the free standing portion of the call option contract.  Related to the call option, we recorded a non-cash mark-to-market charge of $15.5 million, net of tax of $10.2 million, for the three months ended September 30, 2002 and, for the nine months ended September 30, 2002, we recorded $16.3 million, net of tax of $10.7 million.  We cannot predict changes in the market value of this option and therefore cannot estimate amounts of future mark-to-market non-cash charges associated with the call option or the impact on our earnings, which could be material.

Hedging Activity

          During the third quarter of 2001, we entered into hedging relationships to manage commodity price risk associated with future natural gas purchases in order to protect us and our customers from adverse price fluctuations in the natural gas market.  Initially, we entered into futures and swap contracts with terms extending through July 2004 to hedge price risk for a portion of our anticipated natural gas fuel requirements for our generation facilities.  We have designated these hedging relationships as cash flow hedges in accordance with SFAS No. 133.  Through the third quarter of 2002, we have burned 20,000,000 MMBtu.  In September 2002, we determined that we had overhedged approximately 12,000,000 MMBtu for the remaining period of the hedge and we recognized a gain in earnings of $4.0 million as a result of the discontinuance of this portion of the cash flow hedge.  We are currently forecasting that we need a notional volume of 7,000,000 MMBtu for the remainder of the hedged period of October 2002 through July 2004.

          Effective October 4, 2001, we entered into a $500 million interest rate swap agreement with a term of two years.  At that time, the effect of the swap agreement was to fix the annual interest rate on the term loan at 6.18%.  In June 2002, we refinanced the term loan associated with this swap, which increased the effective rate of the swap to 6.43%.  At September 30, 2002, the variable rate in effect for the term loan was 4.82%.  Changes in the fair value of this cash flow hedge are due to fluctuations in the variable interest rate.

          The following tables summarize the effects our natural gas hedges and our interest rate swap had on our financial position and results of operations for the three and nine months ended September 30, 2002:

	Natural Gas Hedges (a)	Interest Rate Swap	Total Cash Flow Hedges

	(Dollars in Thousands)
Three Months Ended September 30, 2002:
Fair value of derivative instruments:
Current	$1,056	$—	$1,056
Long-term	806	(10,009)	(9,203)

Total	$1,862	$(10,009)	$(8,147)

Change in amounts in accumulated other comprehensive income	$(2,306)	$(3,460)	$(5,766)
Adjustment for losses included in net income	(166)	—	(166)
Change in estimated income tax expense (benefit)	(652)	1,376	724

Net Comprehensive Gain	$(3,124)	$(2,084)	$(5,208)

Anticipated reclassifications to earnings in the next 12 months (b)	$1,056	$—	$1,056
Duration of hedge designation as of September 30, 2002	22 months	13 months	—

	Natural Gas Hedges (a)	Interest Rate Swap	Total Cash Flow Hedges

	(Dollars in Thousands)
Nine Months Ended September 30, 2002:
Fair value of derivative instruments:
Current	$1,056	$—	$1,056
Long-term	806	(10,009)	(9,203)

Total	$1,862	$(10,009)	$(8,147)

Change in amounts in accumulated other comprehensive income	$21,945	$(7,352)	$14,593
Adjustment for losses included in net income	1,992	—	1,992
Change in estimated income tax expense (benefit)	(11,156)	2,924	(8,232)

Net Comprehensive Gain	$12,781	$(4,428)	$8,353

Anticipated reclassifications to earnings in the next 12 months (b)	$1,056	$—	$1,056
Duration of hedge designation as of September 30, 2002	22 months	13 months	—

(a)

Natural gas hedge assets and liabilities are classified in the balance sheet as energy trading contracts.  Due to the volatility of gas commodity prices, it is probable that gas prices will increase and decrease over the remaining 22 months that these relationships are in place.

(b)	The actual amounts that will be reclassified to earnings could vary materially from this estimated amount due to changes in market conditions.

          Fair Value of Energy Trading Contracts

          The tables below show the fair value of energy trading contracts outstanding for the nine months ended September 30, 2002, their sources and maturity periods:

Fair Value of Contracts

(In Thousands)

Net fair value of contracts outstanding at the beginning of the period	$2,309
Less contracts realized or otherwise settled during the period	14,670
Fair value of new contracts entered into during the period	18,852

Fair value of contracts outstanding at the end of the period	$6,491

          These contracts were valued through market exchanges and, where necessary, broker quotes and industry publications.  The sources of the fair values of the financial instruments related to these contracts are summarized in the following table:

	Fair Value of Contracts at End of Period

Source of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years

	(In Thousands)

Prices actively quoted (futures)	$(114)	$(3,525)	$3,411	$—	$—
Prices provided by other external sources (swaps and forwards)	11,663	6,126	5,537	—	—
Prices based on the Black Option Pricing model (options and other) (a)	(5,058)	(4,582)	(476)	—	—

Total fair value of contracts outstanding	$6,491	$(1,981)	$8,472	$—	$—

(a) The Black Option Pricing model is a variant of the Black-Scholes Option Pricing model.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Information relating to the market risk disclosure is set forth in “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Information — Market Risk Disclosure,” which is incorporated herein by reference.

ITEM 4.	CONTROLS AND PROCEDURES

          Within the 90-day period prior to the date of this report, an evaluation was carried out, under the supervision and with the participation of our management, including the members of the committee which is performing similar and equivalent functions to those performed by a principal or chief executive officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based upon that evaluation, the members of the Committee and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, with respect to the recordings, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

          There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

WESTAR ENERGY, INC.

Part II.   Other Information

ITEM 1.   LEGAL PROCEEDINGS

          Information regarding legal proceedings is set forth in Note 14 in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report.  The disclosure set forth in Note 14, “Legal Proceedings” is incorporated herein by reference.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.1 - Employment Agreement dated September 23, 2002 between Westar Energy, Inc. and David C. Wittig.

10.2 - Employment Agreement dated September 23, 2002 between Westar Energy, Inc. and Douglas T. Lake.

99.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 - Kansas Corporation Commission Order dated November 8, 2002.

(b) Reports on Form 8-K filed during the three months ended September 30, 2002:

Form 8-K filed August 14, 2002	-	Statement Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.

Form 8-K filed August 29, 2002	-	Announcing that ONEOK, Inc. declined to purchase Westar Industries’ investment in ONEOK and Westar Industries’ intentions to sell its investment to a third party.

Form 8-K filed September 26, 2002	-

Announcing an expected charge to be included in third quarter 2002 results resulting from marking to market the amount of a liability arising from a call option related to our 6.25 percent senior unsecured notes issued in August 1998.

Form 8-K filed September 27, 2002	-

Announcing that on September 17, 2002 we were served with a federal grand jury subpoena by the United States Attorney’s Office concerning the use of aircraft leased by subsidiaries and inquiries relating to annual shareholder meetings.  Our board of directors has appointed a Special Committee to investigate matters relating to the grand jury investigation.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAR ENERGY, INC.

Date:	November 14, 2002	By:	/s/ PAUL R. GEIST

Paul R. Geist, Senior Vice President, Chief Financial Officer and Treasurer

CERTIFICATION PURSUANT TO
RULE 13a-14 UNDER THE
SECURITIES EXCHANGE ACT OF 1934

The undersigned, as a member of a committee appointed by the Board of Directors of Westar Energy, Inc. performing similar or equivalent functions to those performed by a principal executive officer or chief executive officer of the company, certifies that:

1.	I have reviewed this quarterly report for the period ended September 30, 2002 on Form 10-Q of Westar Energy, Inc.;

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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By:	/S/ DOUGLAS T. LAKE

Douglas T. Lake Executive Vice President and Chief Strategic Officer As a Member of the Committee

CERTIFICATION PURSUANT TO
RULE 13a-14 UNDER THE
SECURITIES EXCHANGE ACT OF 1934

The undersigned, as a member of a committee appointed by the Board of Directors of Westar Energy, Inc. performing similar or equivalent functions to those performed by a principal executive officer or chief executive officer of the company, certifies that:

1.	I have reviewed this quarterly report for the period ended September 30, 2002 on Form 10-Q of Westar Energy, Inc.;

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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By:	/S/ PAUL R. GEIST

Paul R. Geist Senior Vice President, Chief Financial Officer and Treasurer As a Member of the Committee

CERTIFICATION PURSUANT TO
RULE 13a-14 UNDER THE
SECURITIES EXCHANGE ACT OF 1934

The undersigned, as a member of a committee appointed by the Board of Directors of Westar Energy, Inc. performing similar or equivalent functions to those performed by a principal executive officer or chief executive officer of the company, certifies that:

1.	I have reviewed this quarterly report for the period ended September 30, 2002 on Form 10-Q of Westar Energy, Inc.;

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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By:	/S/ LARRY D. IRICK

Larry D. Irick Vice President, Corporate Secretary As a Member of the Committee

CERTIFICATION PURSUANT TO
RULE 13a-14 UNDER THE
SECURITIES EXCHANGE ACT OF 1934

The undersigned, as a member of a committee appointed by the Board of Directors of Westar Energy, Inc. performing similar or equivalent functions to those performed by a principal executive officer or chief executive officer of the company, certifies that:

1.	I have reviewed this quarterly report for the period ended September 30, 2002 on Form 10-Q of Westar Energy, Inc.;

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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By:	/S/ RICHARD A. DIXON

Richard A. Dixon Senior Vice President, Customer Operations As a Member of the Committee

CERTIFICATION PURSUANT TO
RULE 13a-14 UNDER THE
SECURITIES EXCHANGE ACT OF 1934

The undersigned, as a member of a committee appointed by the Board of Directors of Westar Energy, Inc. performing similar or equivalent functions to those performed by a principal executive officer or chief executive officer of the company, certifies that:

1.	I have reviewed this quarterly report for the period ended September 30, 2002 on Form 10-Q of Westar Energy, Inc.;

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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By:	/S/ DOUGLAS R. STERBENZ

Douglas R. Sterbenz Senior Vice President, Generation and Marketing As a Member of the Committee

CERTIFICATION PURSUANT TO
RULE 13a-14 UNDER THE
SECURITIES EXCHANGE ACT OF 1934

The undersigned, as a member of a committee appointed by the Board of Directors of Westar Energy, Inc. performing similar or equivalent functions to those performed by a principal executive officer or chief executive officer of the company, certifies that:

1.	I have reviewed this quarterly report for the period ended September 30, 2002 on Form 10-Q of Westar Energy, Inc.;

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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By:	/S/ KELLY B. HARRISON

Kelly B. Harrison Vice President, Regulatory As a Member of the Committee

CERTIFICATION PURSUANT TO
RULE 13a-14 UNDER THE
SECURITIES EXCHANGE ACT OF 1934

The undersigned, as a member of a committee appointed by the Board of Directors of Westar Energy, Inc. performing similar or equivalent functions to those performed by a principal executive officer or chief executive officer of the company, certifies that:

1.	I have reviewed this quarterly report for the period ended September 30, 2002 on Form 10-Q of Westar Energy, Inc.;

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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By:	/S/ BRUCE A. AKIN

Bruce A. Akin Vice President, Business Services As a Member of the Committee

CERTIFICATION PURSUANT TO
RULE 13a-14 UNDER THE
SECURITIES EXCHANGE ACT OF 1934

I, Paul R. Geist, certify that:

1.	I have reviewed this quarterly report for the period ended September 30, 2002 on Form 10-Q of Westar Energy, Inc.;

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By:	/s/ PAUL R. GEIST

Paul R. Geist, Senior Vice President, Chief Financial Officer and Treasurer