Form 10-Q
period 2003-03-31
WESTAR ENERGY INC /KS
filed 2003-05-15
CIK 54507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	71,944,677 Shares
(Class)	(Outstanding at May 12, 2003)

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q are “forward-looking statements.” The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we “believe,” “anticipate,” “target,” “expect,” “pro forma,” “estimate,” “intend” or words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning: capital expenditures; earnings; liquidity and capital resources; litigation; accounting matters; possible corporate restructurings, mergers, acquisitions and dispositions; the sale of assets proposed in our Debt Reduction and Restructuring Plan filed with the Kansas Corporation Commission on February 6, 2003; compliance with debt and other restrictive covenants; interest and dividends; environmental matters; nuclear operations; and the overall economy of our service area.

What happens in each case could vary materially from what we expect because of such things as: electric utility deregulation or re-regulation; regulated and competitive markets; ongoing municipal, state and federal activities; economic conditions; changes in accounting requirements and other accounting matters; changing weather; rate and other regulatory matters, including the impact of the November 8, 2002 and December 23, 2002 orders issued by the Kansas Corporation Commission requiring debt reduction; amendments or revisions to our Debt Reduction and Restructuring Plan filed with the Kansas Corporation Commission; the impact of changes and downturns in the energy industry and the market for trading wholesale electricity; the sale of our interests in ONEOK, Inc.; the proposed sales of our interests in Protection One, Inc. and Protection One Europe; the federal grand jury subpoena by the United States Attorney’s Office requesting certain information; the Securities and Exchange Commission’s review of our consolidated financial statements; the subpoena received from the Federal Energy Regulatory Commission seeking information on power trades with Cleco Corporation and its affiliates and on other power marketing transactions; political, legislative and regulatory developments; regulatory, legislative and judicial actions; the impact of the purported shareholder and employee class action lawsuits filed against Westar Energy, Inc.; the impact of changes in interest rates generally and, specifically, changes in the London Interbank offer rate (LIBOR) on the fair value of our swap transactions; changes in the expected tax benefits resulting from expected losses on the sale of our monitored services businesses and expected gains from the sale of our remaining investment in ONEOK, Inc.; homeland security considerations; coal, natural gas and oil prices; and other circumstances affecting anticipated operations, sales and costs.

These lists are not all-inclusive because it is not possible to predict all possible factors. This report should be read in its entirety and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002. No one section of the report deals with all aspects of the subject matter and additional information on some matters that could impact our operations and financial results may be included in our Annual Report on Form 10-K for the year ended December 31, 2002. Any forward-looking statement speaks only as of the date such statement was made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made except as required by applicable laws or regulations.

WESTAR ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$213,626	$113,049
Restricted cash	324,654	156,391
Accounts receivable, net	52,480	57,189
Inventories and supplies	139,678	143,538
Energy trading contracts	61,527	44,175
Deferred tax asset	135,370	—
Prepaid expenses and other	17,038	30,349
Assets of discontinued operations	855,663	920,155

Total Current Assets	1,800,036	1,464,846

PROPERTY, PLANT AND EQUIPMENT, NET	3,946,832	3,954,120

OTHER ASSETS:
Restricted cash	33,429	35,760
Investment in ONEOK	430,029	703,315
Regulatory assets	428,775	367,419
Energy trading contracts	22,990	17,179
Other	198,571	197,686

Total Other Assets	1,113,794	1,321,359

TOTAL ASSETS	$6,860,662	$6,740,325

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$254,053	$290,294
Short-term debt	1,443	2,763
Accounts payable	81,709	84,168
Accrued liabilities	193,279	169,834
Accrued income taxes	70,987	17,329
Energy trading contracts	57,552	43,370
Deferred tax liability	—	13,580
Other	71,750	63,477
Liabilities of discontinued operations	560,519	562,342

Total Current Liabilities	1,291,292	1,247,157

LONG-TERM LIABILITIES:
Long-term debt, net	2,675,722	2,720,757
Western Resources obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company subordinated debentures	214,505	214,505
Deferred income taxes and investment tax credits	1,031,187	1,096,677
Deferred gain from sale-leaseback	159,681	162,638
Energy trading contracts	13,525	8,341
Other	367,333	309,611

Total Long-Term Liabilities	4,461,953	4,512,529

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock, par value $100 per share; authorized 600,000 shares; issued 248,576 shares; outstanding 214,363 shares	21,436	21,436
Common stock, par value $5 per share; authorized 150,000,000 shares; issued 72,840,217 shares	364,201	364,201
Paid-in capital	811,351	825,744
Unearned compensation	(15,441)	(14,742)
Loans to officers	(1,446)	(1,832)
Retained earnings (accumulated deficit)	(62,168)	(185,961)
Treasury stock, at cost, 1,022,130 and 1,333,264 shares, respectively	(11,901)	(18,704)
Accumulated other comprehensive gain (loss), net	1,385	(9,503)

Total Shareholders’ Equity	1,107,417	980,639

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,860,662	$6,740,325

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
SALES	$345,434	$317,239
COST OF SALES	89,897	88,490

GROSS PROFIT	255,537	228,749

OPERATING EXPENSES:
Operating and maintenance	94,353	93,389
Depreciation and amortization	41,391	48,100
Selling, general and administrative	43,041	64,991

Total Operating Expenses	178,785	206,480

INCOME FROM OPERATIONS	76,752	22,269

OTHER INCOME (EXPENSES):
Investment earnings	23,766	32,505
Gain (loss) on extinguishment of debt	(5,861)	(849)
Other income (expenses), net	(5,742)	(2,842)

Total Other Income (Expenses)	12,163	28,814

INTEREST EXPENSE:
Interest expense on long-term debt	51,606	40,283
Interest expense on short-term debt and other	8,126	11,428

Total Interest Expense	59,732	51,711

EARNINGS (LOSS) BEFORE INCOME TAXES	29,183	(628)
Income tax expense (benefit)	9,081	(6,387)

NET INCOME FROM CONTINUING OPERATIONS	20,102	5,759
GAIN (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX (Note 11)	103,822	(752,285)

NET INCOME (LOSS)	123,924	(746,526)
Preferred dividends, net of gain on reacquired preferred stock	227	(216)

EARNINGS (LOSS) AVAILABLE FOR COMMON STOCK	$123,697	$(746,310)

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING (Note 2):
Basic earnings from continuing operations	$0.28	$0.08
Discontinued operations	1.44	(10.54)

Basic earnings (loss) per share	$1.72	$(10.46)

Diluted earnings from continuing operations	$0.28	$0.08
Discontinued operations	1.43	(10.54)

Diluted earnings (loss) per share	$1.71	$(10.46)

Average common shares outstanding	72,038,854	71,368,922

DIVIDENDS DECLARED PER COMMON SHARE	$0.19	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2003		2002
NET INCOME (LOSS)		$123,924		$(746,526)

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Unrealized holding gain (loss) on marketable securities arising during the period	$27,516		$—
Reclassification adjustment for loss (gain) included in net income	(15,300)	12,216	—	—

Unrealized holding gain (loss) on cash flow hedges arising during the period	5,864		22,205
Reclassification adjustment for losses included in net income	—	5,864	964	23,169

Other comprehensive income (loss), before tax		18,080		23,169

Income tax benefit (expense) related to items of other comprehensive income		(7,192)		(8,089)

Other comprehensive gain (loss), net of tax		10,888		15,080

COMPREHENSIVE INCOME (LOSS)		$134,812		$(731,446)

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$123,924	$(746,526)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations, net of tax	(103,822)	752,285
Depreciation and amortization	41,391	48,100
Amortization of deferred gain from sale-leaseback	(2,957)	(2,957)
Amortization of non-cash stock compensation	1,138	1,840
Net changes in energy trading assets and liabilities	(67)	(244)
Loss on extinguishment of debt	5,861	849
Net changes in fair value of call option	2,181	(1,415)
Equity in earnings from investments	—	(4,529)
Gain on sale of ONEOK stock	(15,300)	—
Net deferred taxes	(55,166)	(966)
Changes in working capital items, net of acquisitions and dispositions:
Restricted cash	(4,433)	(4,833)
Accounts receivable, net	4,709	(11,106)
Inventories and supplies	3,859	(3,193)
Prepaid expenses and other	13,311	15,604
Accounts payable	(2,459)	(4,470)
Accrued and other current liabilities	23,522	(516)
Accrued income taxes	53,658	(12,913)
Changes in other, assets	(65,644)	(11,816)
Changes in other, liabilities	68,908	486

Cash flows from operating activities	92,614	13,680

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(27,967)	(31,498)
Funds in trust for debt repayment	(163,830)	—
Proceeds from sale of ONEOK stock	300,000	—
Proceeds from other investments, net	801	14,128

Cash flows used in investing activities	109,004	(17,370)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(1,320)	175,400
Proceeds of long-term debt	—	34
Retirements of long-term debt	(81,121)	(135,757)
Funds in trust for debt repayments
Retirement of Western Resources obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company subordinated debentures	—	(268)
Issuance of officer loans, net of payments	13	(100)
Issuance of common stock, net	—	4,849
Cash dividends paid	(21,710)	(21,600)
Preferred stock redemption	—	(1,253)
Acquisition of treasury stock	—	(2,120)
Reissuance of treasury stock	3,071	—

Cash flows from (used in) financing activities	(101,067)	19,185

Net cash from (used in) discontinued operations	26	(15,139)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	100,577	356

CASH AND CASH EQUIVALENTS:
Beginning of period	113,049	87,147

End of period	$213,626	$87,503

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(Unaudited)

1. DESCRIPTION OF BUSINESS

Westar Energy, Inc., a Kansas corporation incorporated in 1924, operates the largest electric utility in Kansas and owns interests in monitored security businesses and other investments. Unless the context otherwise indicates, all references on this Form 10-Q to “the company,” “we,” “us,” “our” or similar words are to Westar Energy, Inc., and its consolidated subsidiaries. The term “Westar Energy” refers to Westar Energy, Inc. alone and not together with its consolidated subsidiaries. We provide electric generation, transmission and distribution services to approximately 653,000 customers in Kansas.

Westar Energy and Kansas Gas and Electric Company (KGE), a wholly owned subsidiary, provide rate-regulated electric service using the name Westar Energy. KGE owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek Generating Station (Wolf Creek).

Westar Industries, Inc. (Westar Industries), our wholly owned subsidiary, owns our interests in Protection One, Inc. (Protection One), Protection One Europe, ONEOK, Inc. (ONEOK) and our other non-utility businesses. Protection One, a publicly traded, approximately 88%-owned subsidiary, and Protection One Europe provide monitored security services. Protection One Europe refers collectively to Protection One International, Inc., a wholly owned subsidiary of Westar Industries, and its subsidiaries, including a French subsidiary in which it owns an approximate 99.8% interest.

We have decided to sell our monitored security operations and are accounting for these operations as discontinued operations under the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” Our ownership interest in ONEOK is no longer accounted for as an equity investment and is now accounted for as an available-for-sale marketable security under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as discussed in Note 4.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

We prepare our consolidated financial statements in accordance with United States of America generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2002 (2002 Form 10-K).

Use of Management’s Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, depreciation, revenue recognition, investments, intangible assets, income taxes, pension and other post-retirement and post-employment benefits, decommissioning of Wolf Creek, asset retirement obligations, realizable value from discontinued operations, environmental issues, contingencies and litigation.

Actual results may differ from those estimates under different assumptions or conditions. In our opinion, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

Stock Based Compensation

For purposes of the pro forma disclosures required by SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure,” the estimated fair value of stock options is amortized to expense over the options’ vesting period. Information related to the pro forma impact on our earnings and earnings per share follows.

	March 31,
	2003	2002
	(Dollars in Thousands, Except Per Share Amounts)

Earnings (loss) available for common stock, as reported	$123,697	$(746,310)
Deduct: Total stock option expense determined under fair value method for all awards, net of related tax effects	189	190

Earnings (loss) available for common stock, pro forma	$123,508	$(746,500)

Weighted average shares used for dilution	72,409,630	71,368,922

Earnings per share:
Basic—as reported	$1.72	$(10.46)
Basic—pro forma	$1.71	$(10.46)

Diluted—as reported	$1.71	$(10.46)
Diluted—pro forma	$1.71	$(10.46)

Consolidation of Variable Interest Entities

In January 2003, FASB issued Financial Interpretation Number (FIN) 46, “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51.” This interpretation provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required when FIN 46 becomes effective if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN 46. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. For those variable interest entities created or obtained on or before January 31, 2003, we must apply the provisions of FIN 46 by the third quarter of 2003. We are currently evaluating the effect of FIN 46.

Dilutive Shares

Basic earnings per share applicable to common stock are based on the weighted average number of common shares outstanding and shares issuable in connection with vested restricted share units during the period reported. Diluted earnings per share includes the effect of potential issuances of common shares resulting from the assumed vesting of all outstanding restricted share units (RSU) and exercise of all outstanding stock options issued pursuant to the terms of our stock-based compensation plans. The dilutive effect of stock-based compensation and stock options is computed using the treasury stock method. The number of potentially dilutive securities was 603,414 shares for the three months ended March 31, 2003 and 979,134 shares for the three months ended March 31, 2002. The potentially dilutive securities for 2002 were not included in the computation of diluted earnings per share, since to do so would have been antidilutive because of our net loss position.

Diluted earnings per share amounts shown in the accompanying consolidated financial statements reflect the inclusion of non-vested restricted share awards and the effect of stock options outstanding. The following represents a reconciliation of the weighted average number of common shares outstanding for basic and dilutive purposes.

	Three Months Ended March 31
	2003	2002
DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:
Denominator for basic earnings per share—weighted average shares (a)	72,038,854	71,368,922
Effect of dilutive securities:
Restricted share awards	370,776	—

Denominator for diluted earnings per share—weighted average shares	72,409,630	71,368,922

(a) Amounts for 2002 do not include shares owned by Westar Industries or Protection One; no shares were held by Westar Industries or Protection One as of March 31, 2003.

Accounting for Energy Trading Contracts

In October 2002, the Emerging Issues Task Force (EITF), reached consensus on EITF Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” EITF 02-03, in part, rescinded EITF Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities.” As a result, all new contracts that would otherwise have been accounted for under Issue No. 98-10 and that do not fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138 (collectively SFAS No. 133), can no longer be marked-to-market and recorded in earnings as of October 25, 2002. We are not affected by this change in accounting principle and are not required to reclassify any of our contracts since our energy trading contracts qualify as derivative instruments under the guidance of SFAS No. 133. EITF Issue No. 02-03 also requires that energy trading contracts and derivatives, whether settled financially or physically, be reported in the income statement on a net basis effective January 1, 2003. We began to classify our energy trading contracts on a net basis during the third quarter of 2002.

Supplemental Cash Flow Information

Cash paid for interest and income taxes for each of the three months ended March 31, is as follows:

	Three Months Ended March 31,
	2003	2002
	(In Thousands)
CASH PAID FOR:
Interest on financing activities, net of amount capitalized	$43,325	$62,917
NON-CASH FINANCING TRANSACTIONS:
Issuance of stock to subsidiary	—	4,514

Reclassifications

Certain amounts in prior years have been reclassified to conform with classifications used in the current year presentation.

3.  RATE MATTERS AND REGULATION

KCC Orders and Debt Reduction and Restructuring Plan

On November 8, 2002, the Kansas Corporation Commission (KCC) issued an order directing us to file a financial plan and to address additional concerns regarding our level of debt and the structure of our company. Following our filing of a motion for reconsideration and clarification of this order, the KCC issued an order on December 23, 2002 providing further direction in these matters. These events are discussed in further detail in our 2002 Form 10-K. These orders led us to file a Debt Reduction and Restructuring Plan (the Debt Reduction Plan) with the KCC on February 6, 2003.

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

The KCC staff and other parties to the KCC docket considering the Debt Reduction Plan have filed comments on the Debt Reduction Plan. The KCC has not yet established a procedural schedule for considering the Debt Reduction Plan and the related comments. We are in discussions with the KCC staff and other intervenors in this docket concerning settlement of the outstanding issues. The Debt Reduction Plan and the related KCC orders discussed above are discussed in further detail in our 2002 Form 10-K. We are unable to predict what action the KCC will take with respect to the Debt Reduction Plan.

March 11, 2003 KCC Order

On March 11, 2003, the KCC issued an order conditionally approving a partial stipulation entered into by us, Protection One and certain parties in the KCC docket considering the Debt Reduction Plan. The order, among other things, (a) authorized us to make a payment to Protection One of approximately $20 million for the 2002 tax year under the tax sharing agreement with Protection One, (b) authorized Westar Industries to extend the maturity date of the credit facility it provides to Protection One to January 5, 2005, (c) reduced the amount that may be advanced to Protection One under the credit facility to $228.4 million, and (d) authorized us to pay approximately $3.6 million to Protection One as reimbursement for aviation services provided by a subsidiary of Protection One and for the repurchase of our common and preferred stock held by Protection One.

4.  CHANGES IN ONEOK OWNERSHIP

On January 9, 2003, we announced that Westar Industries had entered into an agreement with ONEOK to sell ONEOK a portion of the shares of ONEOK Series A Convertible Preferred Stock held by Westar Industries at the prevailing market price, less transaction costs, and to exchange Westar Industries’ remaining shares of Series A Convertible Preferred Stock for new shares of ONEOK Series D Non-Cumulative Convertible Preferred Stock. On February 5, 2003, ONEOK repurchased from Westar Industries 9,038,755 shares of its Series A Convertible Preferred Stock, which were convertible into 18,077,511 shares of common stock. We received $300 million as a result of this sale. We recorded a gain of $9.2 million, net of $6.1 million tax, on this transaction.

Westar Industries also exchanged its remaining shares of Series A Convertible Preferred Stock for 21,815,386 new shares of ONEOK’s Series D Convertible Preferred Stock. A shelf registration statement with respect to the sale of the Series D Convertible Preferred and common stock held by Westar Industries has been filed by ONEOK and declared effective. Future sales will be subject to various conditions, including the required waiver or expiration of a 180-day lock-up period ending on August 4, 2003 and future market conditions. The terms of the Series D Convertible Preferred Stock and the amended terms of a shareholder agreement and registration rights agreement are discussed in our 2002 Form 10-K.

In 2002 and prior periods, we accounted for our ONEOK common stock investment under the equity method of accounting. As a result of changes in our shareholder agreement and registration rights agreement with ONEOK, beginning in 2003 we will account for our ONEOK common stock investment as an available-for-sale security under SFAS No. 115. Under SFAS No. 115, the ONEOK common stock is considered available-for-sale and will be recorded at quoted market value through other comprehensive income. We will begin accounting for our ONEOK Series D Convertible Preferred Stock investment under this method if and when a public market for these securities develops.

5.  CALL OPTION

In August 1998, we entered into a call option with an investment bank related to the issuance of $400 million of our 6.25% senior unsecured notes that have a final maturity of August 15, 2018 and are putable and callable on August 15, 2003 (the putable/callable notes). In the first quarter of 2003, we recorded a total mark-to-market charge of $4.9 million, net of $3.3 million tax, compared to a charge of $1.7 million, net of $1.1 million tax, in the first quarter of 2002, related to the call option. In April 2003, we began entering into transactions to lock-in the settlement liability of the call option. As of May 12, 2003, we have locked in the settlement cost associated with all of the $400 million notional balance on which the option was written, at a cost of $65.8 million. Further information about the call option is contained in our 2002 Form 10-K.

6.  INCOME TAXES

We have recorded income tax expense of $9.1 million for the three months ended March 31, 2003, and an income tax benefit of $6.4 million for the same period of 2002 using the effective tax rate method. Under this method, we compute the tax related to year-to-date income, except for significant, unusual or extraordinary items, at an estimated annual effective tax rate. We individually compute and recognize, when the transaction occurs, income tax expense related to significant, unusual or extraordinary items.

7.  COMMITMENTS AND CONTINGENCIES - EPA NEW SOURCE REVIEW

The Environmental Protection Agency (EPA) is conducting an enforcement initiative at a number of coal-fired power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. The EPA has requested information from us under Section 114(a) of the Clean Air Act (Section 114). A Section 114 information request requires us to provide responses to specific EPA questions regarding certain projects and maintenance activities that the EPA believes may have violated the New Source Performance Standard and New Source Review requirements of the Clean Air Act. The EPA contends that power plants are required to update emission controls at the time of major maintenance or capital activity. We believe that maintenance and capital activities performed at our power plants are generally routine in nature and are typical for the industry. On April 30, 2003, we filed our response to the initial information requests submitted by the EPA and will submit additional requested information by June 15, 2003. We are cooperating with this review, but cannot predict the outcome of this investigation at this time. Should the EPA determine to take action, the resulting additional costs to comply could be material. We would expect to seek recovery through rates of any resulting costs.

The EPA has initiated civil enforcement actions against other unaffiliated utilities as part of its initiative. Settlement agreements entered into in connection with some of these actions have provided for expenditures to be made over extended time periods.

8.  ASSET RETIREMENT OBLIGATIONS

In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. Under the standard, these liabilities will be recognized at fair value as incurred and capitalized and depreciated over the appropriate period as part of the cost of the related tangible long-lived assets. The adoption of SFAS No. 143 will not impact income. Any income effects are offset by a regulatory asset created pursuant to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which a legal obligation exists under enacted laws, statutes, written or oral contracts, including obligations arising under the doctrine of promissory estoppel.

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

The following is a reconciliation of the asset retirement obligation, which is included in our consolidated balance sheet in other long-term liabilities:

As of March 31, 2003
(In Thousands)
Beginning asset retirement obligation	$—
Transition liability	74,745
Liabilities settled	—
Accretion expense	1,487
Estimated cash flows revisions	—

Ending asset retirement obligation	$76,232

The following presents pro forma asset retirement obligation information as if SFAS No. 143 had been adopted at January 1, 2002:

	As of March 31, 2003	As of December 31, 2002
	(In Thousands)
Liabilities incurred:
Reported	$76,232	$—
Pro forma	76,232	74,745

9. LEGAL PROCEEDINGS

We and certain of our present and former officers are defendants in a consolidated purported class action lawsuit in U.S. District Court in Topeka, Kansas, “In Re Westar Energy, Inc. Securities Litigation,” Master File No. 5:03-cv-4003 and related cases. The lawsuit alleges securities law violations resulting from power marketing transactions with Cleco Corporation (Cleco) and the first and second quarter 2002 restatements related to the revised goodwill impairment charge and the mark to market charge on our putable/callable notes. We intend to vigorously defend against these actions. We are unable to predict the ultimate impact of this matter on our financial position, results of operations and cash flows.

We and certain of our present and former officers are defendants in purported class action lawsuits filed during March 2003 in U.S. District Court in Topeka, Kansas on behalf of participants in, and beneficiaries of, our Employees’ 401(k) Savings Plan. All of the lawsuits allege violations of the Employee Retirement Income Security Act arising from the conduct of certain present and former officers who served or are serving as fiduciaries for the plan. The conduct is related to the matters alleged as a basis for securities law violations in the class action lawsuits disclosed in the preceding paragraph. We intend to vigorously defend against these actions. We are unable to predict the ultimate impact of this matter on our financial position, results of operations and cash flows.

Our former president, chief executive officer and chairman, David C. Wittig, and present and former members of our board of directors have been named in a shareholder’s derivative complaint filed April 18, 2003, “Mark Epstein vs David C. Wittig, Charles Q. Chandler IV, Frank J. Becker, Gene A. Budig, John C. Nettels, Jr., Roy A. Edwards and Cleco Corporation, defendants, and Westar Energy, Inc., nominal defendant, Case No. 03-4081-JAR.” The lawsuit claims that the directors breached fiduciary duties owed to us. Our board of directors intends to evaluate the allegations made by the plaintiff before determining how to proceed. We are unable to predict the ultimate impact of this matter on our financial position, results of operations and cash flows.

We and our subsidiaries are involved in various other legal, environmental and regulatory proceedings. We believe that adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect upon our overall financial position or results of operations.

See also Notes 3 and 10 for discussion of KCC regulatory proceedings and the Special Committee investigation.

10. SPECIAL COMMITTEE INVESTIGATION

Our board of directors appointed a Special Committee of directors to investigate management matters and matters that are the subject of the grand jury investigation and the Securities and Exchange Commission (SEC) inquiry. The Special Committee retained counsel and other advisors. The Special Committee investigation has been completed and a report was made to our board of directors on May 7, 2003 concerning the conclusions and recommendations reached as a result of the investigation. The report of the Special Committee will be released to the public on May 15, 2003. The investigation has not resulted in adjustments to our previously filed financial statements.

11. DISCONTINUED OPERATIONS

The Debt Reduction Plan approved by our board of directors (as discussed in Note 3) provides for the sale of our interests in Protection One Europe with a targeted closing of mid-2003 and the sale of our interest in Protection One with a targeted closing by late 2003 or early 2004. In connection with this decision, we have classified our monitored security businesses as discontinued operations in the accompanying consolidated financial statements. The consolidated financial statements have also been reclassified to conform to discontinued operations treatment for all historical periods presented. The amounts associated with these discontinued operations are included in our Other segment. See Note 14 for further information relating to our Other segment.

As discontinued operations, we are required to estimate the net realizable proceeds from the monitored services businesses. An independent appraisal firm provided the estimation of the fair value of Protection One. We solicited and received indications of value for Protection One Europe from potential buyers. These indications of value provided the estimation of fair value of Protection One Europe. We have recorded the investment at the estimated fair value.

Results of operations for all periods presented have been reclassified and presented as discontinued operations in the financial statements and related notes. This information is summarized as follows:

	March 31, 2003	March 31, 2002
	(In Thousands)
Sales	$70,086	$89,708
Costs and expenses	81,674	337,116

Earnings (loss) from discontinued operations before income taxes	(11,588)	(247,408)
Estimated loss on disposal	(54,510)	—
Income tax expense (benefit)	(169,920)	(118,840)

Gain (loss) from discontinued operations before accounting change	103,822	(128,568)
Cumulative effect of accounting change, net of tax of $72,335	—	(623,717)

Gain (loss) from discontinued operations	$103,822	$(752,285)

Basic Earnings Per Share:
Gain (loss) from discontinued operations, before accounting change	$1.44	$(1.80)
Cumulative effect of accounting change, net of tax	—	(8.74)

Gain (loss) from discontinued operations, net of tax	$1.44	$(10.54)

Diluted Earnings Per Share:
Gain (loss) from discontinued operations, before accounting change	$1.43	$(1.80)
Cumulative effect of accounting change, net of tax	—	(8.74)

Gain (loss) from discontinued operations, net of tax	$1.43	$(10.54)

The major classes of assets and liabilities of the monitored services businesses are as follows :

	March 31, 2003	December 31, 2002
	(In Thousands)
Assets:
Current	$93,011	$76,029
Property and equipment	14,937	17,461
Customer accounts, net	385,813	402,646
Goodwill, net	41,847	41,847
Other	320,055	382,172

Total assets	$855,663	$920,155

Liabilities:
Current	$126,296	$130,479
Long-term debt	337,442	337,567
Other long-term liabilities	96,781	94,296

Total liabilities	$560,519	$562,342

        Prior to the classification of our monitored services businesses as discontinued operations, we were unable to record a tax benefit for a significant portion of the goodwill impairment and amortization charges and losses of Protection One Europe recorded in prior years. Upon classification as discontinued operations, GAAP requires the current recognition of the tax benefit for the amount that the tax basis exceeds the financial reporting basis if it is apparent that the difference will be realized in the foreseeable future, net of any required valuation allowance. We have estimated the tax benefits associated with the prior year goodwill impairment and losses of Protection One Europe to be approximately $338.7 million. Based upon our plan to sell our ONEOK investment, we estimate that it is likely that we will be able to realize approximately $166.5 million of these tax benefits. We have recorded a $172.2 million valuation allowance for that portion of the tax benefit that we have determined not to be realizable in the foreseeable future.

        Effective January 1, 2002, we adopted SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets.” As a result of implementing the new standard, we recorded a charge in the first quarter of 2002 of approximately $623.7 million, net of tax benefit, as a cumulative effect of a change in accounting principle to reflect the estimated fair value of Protection One’s and Protection One Europe’s goodwill.

12. RELATED PARTY TRANSACTIONS

Below we describe significant transactions between us and Westar Industries and some of our other subsidiaries and related parties. We have disclosed these significant transactions even if they have been eliminated in the preparation of our consolidated results and financial position.

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

Protection One Shared Services Agreement

We provide administrative services to Protection One pursuant to services agreements, including accounting, tax, audit, human resources, legal, purchasing and facilities services. Fees for these services are based upon various hourly charges, negotiated fees and out-of-pocket expenses. Protection One incurred charges of $1.3 million for the three months ended March 31, 2003 and $1.5 million for the three months ended March 31, 2002.

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

Transactions Between Westar Energy and KGE

Westar Energy performs KGE’s cash management function, including cash receipts and disbursements. An intercompany account is used to record net receipts and disbursements between Westar Energy and KGE and between KGE and WR Receivables Corporation. KGE’s net amount payable to affiliates approximated $12.1 million at March 31, 2003 and $24.1 million at December 31, 2002. These intercompany charges have been eliminated in consolidation.

Westar Energy provides all employees utilized by KGE and allocates certain operating expenses to KGE. These expenses are allocated, depending on the nature of the expense, based on allocation studies, net investment, number of customers, and/or other appropriate factors. We believe such allocation procedures are reasonable.

13. POTENTIAL SALE OF UTILITY ASSETS

On October 14, 2002, we announced an agreement with Midwest Energy, Inc. (Midwest Energy) for the sale to Midwest Energy of a portion of our transmission and distribution assets and rights to provide service to customers in an area of central Kansas. The sale will affect about 10,000 customers, or about 1.5% of our total customers, over 895 square miles. The area, which includes 42 towns, is on the west edge of our service territory and is largely surrounded by Midwest Energy’s existing territory. The proposed sale is contingent upon approval by the KCC and the Federal Energy Regulatory Commission (FERC). We have reached an agreement with all key parties in the KCC proceedings on this matter. The signed settlement agreement has been filed with the KCC. KCC hearings have been scheduled to begin on May 20, 2003 to consider the settlement. We expect this transaction to close later in the year, but can give no assurance as to when or if this transaction will occur. From time to time we may consider similar transactions.

14. SEGMENTS OF BUSINESS

Previously, we had identified three reportable segments: Electric Utility, Monitored Services and Other. As a result of classifying our monitored services businesses as discontinued operations (see Note 11), we now have two reportable segments: Electric Utility and Other.

—	Electric Utility consists of our integrated electric utility operations, including the generation, transmission and distribution of power to our retail customers in Kansas and to wholesale customers, and our power marketing activities.

—	Other includes our ownership interest in ONEOK, other investments in the aggregate not material to our business or results of operations and the discontinued operations of our monitored services businesses.

The accounting policies of the continuing segments are the same as those described in our 2002 Form 10-K in Note 2, “Summary of Significant Accounting Policies.” In prior years, segment performance was based on earnings (losses) before interest and taxes. Due to our decision to return to being exclusively a Kansas electric utility, we have changed the evaluation method of segment performance and now evaluate performance based on earnings per share. Accordingly, prior year segment information has been reclassified, as necessary, to conform with the current year presentation.

Three Months Ended March 31, 2003
	Electric Utility	Other (a)	Total
	(In Thousands, Except Per Share Amounts)
Sales	$345,434	$—	$345,434

Earnings (loss) before income taxes	33,792	(4,609)	29,183

Earnings per share	$0.29	$1.43	$1.72

As of March 31, 2003
Identifiable assets	$5,133,099	$1,727,563	$6,860,662

Three Months Ended March 31, 2002
	Electric Utility	Other (b)	Total
	(In Thousands, Except Per Share Amounts)
Sales	$316,987	$252	$317,239

Earnings (loss) before income taxes	(30,957)	30,329	(628)

Earnings per share	$(0.21)	$(10.25)	$(10.46)

As of December 31, 2002
Identifiable assets	$4,938,362	$1,801,963	$6,740,325
(a) Earnings per share include investment earnings of $6.6 million of ONEOK preferred dividends and a gain of $9.2 million, net of $6.1 million tax, on the sale of ONEOK stock.
(b) Sales are from a wholly owned subsidiary of Westar Industries providing paging services, which was sold during the first quarter of 2002.

15. PURCHASE OF DEBT SECURITIES

During the first quarter of 2003, we purchased $36.3 million face value of our putable/callable bonds and $43.0 million face value of our 6.875% senior unsecured notes in the open market. From April 1, 2003 through May 12, 2003 we purchased $11.5 million face value of our putable/callable bonds and $46.4 million face value of our 6.875% senior unsecured notes in the open market.

WESTAR ENERGY, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                  OPERATIONS

INTRODUCTION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in our Annual Report on Form 10-K for the year ended December 31, 2002 (2002 Form 10-K), and should be read in conjunction with that report. In this section, we discuss the general financial condition, significant changes and operating results for Westar Energy and our subsidiaries. We explain:

-	what factors impact our business,
-	what our earnings and costs were for the three months ended March 31, 2003 and 2002,
-	why these earnings and costs differ from period to period,
-	how our earnings and costs affect our overall financial condition, and
-	any other items that particularly affect our financial condition or earnings.

SUMMARY OF SIGNIFICANT ITEMS

Discontinued Operations

The Debt Reduction Plan approved by our board of directors (as discussed in Note 3 of the Notes to Consolidated Financial Statements, “Rate Matters and Regulation”) provides for the sale of our interests in Protection One Europe with a targeted closing of mid-2003 and the sale of our interest in Protection One with a targeted closing by late 2003 or early 2004. In connection with this decision, we have classified our monitored security businesses as discontinued operations in the accompanying consolidated financial statements. The consolidated financial statements have also been reclassified to conform to discontinued operations treatment for all historical periods presented.

As discontinued operations, we are required to estimate the net realizable proceeds from the monitored services businesses. An independent appraisal firm provided the estimation of the fair value of Protection One. We solicited and received indications of value for Protection One Europe from potential buyers. These indications of value provide the estimation of fair value of Protection One Europe. We have recorded the investment at the estimated fair value.

Prior to the classification of our monitored services businesses as discontinued operations, we were unable to record a tax benefit for a significant portion of the goodwill impairment and amortization charges and losses of Protection One Europe recorded in prior years. Upon classification as discontinued operations, GAAP requires the current recognition of the tax benefit for the amount that the tax basis exceeds the financial reporting basis if it is apparent that the difference will be realized in the foreseeable future, net of any required valuation allowance. We have estimated the tax benefits associated with the prior year goodwill impairment and losses of Protection One Europe to be approximately $338.7 million. Based upon our plan to sell our ONEOK investment, we estimate that it is likely that we will be able to realize approximately $166.5 million of these tax benefits. We have recorded a $172.2 million valuation allowance for that portion of the tax benefit that we have determined not to be realizable in the foreseeable future.

Effective January 1, 2002, we adopted SFAS No. 142. As a result of implementing the new standard, we recorded a charge in the first quarter of 2002 of approximately $623.7 million, net of tax benefit, as a cumulative effect of a change in accounting principle to reflect the estimated fair value of Protection One’s and Protection One Europe’s goodwill.

See Note 11 of the Notes to Consolidated Financial Statements, “Discontinued Operations” for additional information.

KCC Orders and Debt Reduction and Restructuring Plan

On November 8, 2002, the KCC issued an order directing us to file a financial plan and to address additional concerns regarding our level of debt and the structure of our company. Following our filing of a motion for reconsideration and clarification of this order, the KCC issued an order on December 23, 2002 providing further direction in these matters. These events are discussed in further detail in our 2002 Form 10-K. These orders led us to file a Debt Reduction and Restructuring Plan (the Debt Reduction Plan) with the KCC on February 6, 2003.

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

The KCC staff and other parties to the KCC docket considering the Debt Reduction Plan have filed comments on the Debt Reduction Plan. The KCC has not yet established a procedural schedule for considering the Debt Reduction Plan and the related comments. We are in discussions with the KCC staff and other intervenors in this docket concerning settlement of the outstanding issues. The Debt Reduction Plan and the related KCC orders discussed above are discussed in further detail in our 2002 Form 10-K. We are unable to predict what action the KCC will take with respect to the Debt Reduction Plan.

March 11, 2003 KCC Order

On March 11, 2003, the KCC issued an order conditionally approving a partial stipulation entered into by us, Protection One and certain parties in the KCC docket considering the Debt Reduction Plan. The order, among other things, (a) authorized us to make a payment to Protection One of approximately $20 million for the 2002 tax year under the tax sharing agreement with Protection One, (b) authorized Westar Industries to extend the maturity date of the credit facility it provides to Protection One to January 5, 2005, (c) reduced the amount that may be advanced to Protection One under the credit facility to $228.4 million, and (d) authorized us to pay approximately $3.6 million to Protection One as reimbursement for aviation services provided by a subsidiary of Protection One and for the repurchase of our common and preferred stock held by Protection One.

Changes in ONEOK Ownership

On January 9, 2003, we announced that Westar Industries had entered into an agreement with ONEOK to sell ONEOK a portion of the shares of ONEOK Series A Convertible Preferred Stock held by Westar Industries at the prevailing market price, less transaction costs, and to exchange Westar Industries’ remaining shares of Series A Convertible Preferred Stock for new shares of ONEOK Series D Non-Cumulative Convertible Preferred Stock. On February 5, 2003, ONEOK repurchased from Westar Industries 9,038,755 shares of its Series A Convertible Preferred Stock, which were convertible into 18,077,511 shares of common stock. We received $300 million as a result of this sale. We recorded a gain of $9.2 million, net of $6.1 million tax, on this transaction.

Westar Industries also exchanged its remaining shares of Series A Convertible Preferred Stock for 21,815,386 new shares of ONEOK’s Series D Convertible Preferred Stock. A shelf registration statement with respect to the sale of the Series D Convertible Preferred and common stock held by Westar Industries has been filed by ONEOK and declared effective. Future sales will be subject to various conditions including, the required waiver or expiration of a 180-day lock-up period ending on August 4, 2003 and future market conditions. The terms of the Series D Convertible Preferred Stock and the amended terms of a shareholder agreement and registration rights agreement are discussed in our 2002 Form 10-K.

In 2002 and prior periods, we accounted for our ONEOK common stock investment under the equity method of accounting. As a result of changes in our shareholder agreement and registration rights agreement with ONEOK, beginning in 2003 we will account for our ONEOK common stock investment as an available-for-sale security under SFAS No. 115. Under SFAS No. 115, the ONEOK common stock is considered available-for-sale and will be recorded at quoted market value through other comprehensive income. We will begin accounting for our ONEOK Series D Convertible Preferred Stock investment under this method if and when a public market for these securities develops.

Call Option

In August 1998, we entered into a call option with an investment bank related to the issuance of $400 million of our 6.25% senior unsecured notes that have a final maturity of August 15, 2018 and are putable and callable on August 15, 2003 (the putable/callable notes). In the first quarter of 2003, we recorded a total mark-to-market charge of $4.9 million, net of $3.3 million tax, compared to a charge of $1.7 million, net of $1.1 million tax, in the first quarter of 2002, related to the call option. In April 2003, we began entering into transactions to lock-in the settlement liability of the call option. As of May 12, 2003, we have locked in the settlement cost associated with all of the $400 million notional balance on which the option was written, at a cost of $65.8 million. Further information about the call option is contained in our 2002 Form 10-K.

CRITICAL ACCOUNTING POLICIES

Since December 31, 2002, we have not experienced any significant changes in our critical accounting policies for our continuing operations. For additional information on our critical accounting policies, see our 2002 Form 10-K.

OPERATING RESULTS

The following discussion explains significant changes in operating results for the three months ended March 31, 2003 and 2002.

Westar Energy Consolidated

Sales increased $28.2 million, or 9%, due to increased utility sales as discussed below in “—Business Segments—Electric Utility.” Cost of sales increased $1.4 million, or 2%, due primarily to an increase in purchased power expense.

During the three months ended March 31, 2003, operating expenses decreased $27.7 million, or 13%, primarily as a result of a decrease in selling, general and administrative expenses and declines in depreciation and amortization expense. Selling, general and administrative expenses decreased $22.0 million due primarily to recording a charge of approximately $36 million in 2002 related to a voluntary separation program. Depreciation and amortization decreased $6.7 million primarily associated with the adoption of new depreciation rates on April 1, 2002.

Basic earnings per share before discontinued operations were $0.28 for the first quarter of 2003, compared to $0.08 per share for the first quarter of 2002. Basic earnings per share after discontinued operations were $1.72 for the first quarter of 2003, compared to a loss of $10.46 per share for the first quarter of 2002. Impairment charges of $623.7 million that were recorded for our monitored services businesses contributed to the loss in 2002.

Business Segments

Previously, we had identified three reportable segments: Electric Utility, Monitored Services and Other. As a result of classifying our monitored services businesses as discontinued operations (see Note 11 of the Notes to Consolidated Financial Operations, “Discontinued Operations”), we now have two reportable segments: Electric Utility and Other.

—	Electric Utility consists of our integrated electric utility operations, including the generation, transmission and distribution of power to our retail customers in Kansas and to wholesale customers, and our power marketing activities.

—	Other includes our ownership interest in ONEOK, other investments in the aggregate not material to our business or results of operations and the discontinued operations of our monitored services businesses.

The accounting policies of the continuing segments are the same as those described in our 2002 Form 10-K in Note 2, “Summary of Significant Accounting Policies.” In prior years, segment performance was based on earnings (losses) before interest and taxes. Due to our decision to return to being exclusively a Kansas electric utility, we have changed the evaluation method of segment performance and now evaluate performance based on earnings per share. Accordingly, prior year segment information has been reclassified, as necessary, to conform with the current year presentation.

Electric Utility

Our electric sales for the three months ended March 31, 2003 and 2002 were as follows:

	Three Months Ended March 31,
	2003	2002	% Change
	(In Thousands)
Residential	$93,511	$88,614	5.5
Commercial	83,069	81,194	2.3
Industrial	57,331	56,211	2.0

Total	233,911	226,019	3.5
Network Integration (a)	14,921	14,979	(0.4)
Other (b)	13,267	10,029	32.3

Total retail	262,099	251,027	4.4
Power Marketing/Wholesale and Interchange	83,335	65,960	26.3

Total	$345,434	$316,987	9.0

(a)  Network Integration: Reflects a network transmission tariff that requires us to pay to the Southwest Power Pool (SPP) all expenses associated with transporting power from our generating stations. The expense for the three months ended March 31, 2003 and 2002 was $16.1 million. The SPP then pays us for transmitting power to the point of delivery into our retail distribution system. These receipts from the SPP are reflected in revenues in the network integration classification.

(b)  Other: Includes public street and highway lighting and miscellaneous electric revenues.

The following table shows changes in electric sales volumes, as measured by thousands of megawatt hours (MWh) of electricity we generate, for the three months ended March 31, 2003 and 2002. No sales volumes are shown for network integration or power marketing because these activities are not related to electricity we generate.

	Three Months Ended March 31,
	2003	2002	% Change
	(Thousands of MWh)
Residential	1,372	1,314	4.4
Commercial	1,507	1,453	3.7
Industrial	1,304	1,277	2.1
Other	27	27	—

Total retail	4,210	4,071	3.4
Wholesale and Interchange	2,488	2,530	(1.7)

Total	6,698	6,601	1.5

Energy sales increased $28.4 million, or 9%, due largely to weather conditions. In our service territory, the heating season of 2003 was cooler than the heating season of 2002, which caused customers to use more energy to heat their homes during the winter. Wholesale and interchange sales increased primarily due to higher prices in the wholesale energy market. Cost of sales is comprised of fuel used for generation and purchased power. Cost of sales increased $1.5 million, or 2%, due to increased purchased power expense.

Operating expenses decreased $32.1 million primarily as a result of a decrease in selling, general and administrative expenses and declines in depreciation and amortization expense. Selling, general and administrative expenses decreased $26.4 million due primarily to recording a charge of approximately $36 million in 2002 related to a voluntary separation program. Depreciation and amortization decreased $6.7 million primarily associated with the adoption of new depreciation rates on April 1, 2002.

As a result of the above factors, income from operations increased $59.1 million, which was the primary reason earnings per share changed from a loss of $0.21 per share for the three months ended March 31, 2002 to earnings of $0.29 per share for the same period of 2003.

Other

Other includes our ownership interest in ONEOK, other investments in the aggregate not material to our business or results of operations and the discontinued operations of our monitored services businesses. Details concerning earnings per share attributable to this segment are as follows:

	Three Months Ended March 31,
	2003	2002
	(In Thousands Except Per Share Amounts)
Sales	$—	$252

Earnings (loss) before income taxes	(4,609)	30,329

Earnings per share	$1.43	$(10.25)

Sales shown above for the three months ended March 31, 2002 are from a wholly owned subsidiary of Westar Industries providing paging services, which was sold during the first quarter of 2002. The change in earnings (loss) before income taxes is primarily the result of a decline in investment earnings of $11.5 million, from $33.6 million in 2002 to $22.1 million in 2003, primarily as a result of the decline in investment earnings received from ONEOK and a one-time payment of approximately $14.2 million related to a partial recovery of an investment in a power project in the People’s Republic of China that was received during the three months ended March 31, 2002.

We had a gain on discontinued operations for the three months ended March 31, 2003 of $103.8 million, compared to a loss on discontinued operations for the three months ended March 31, 2002 of $752.3 million. These were the primary reasons for the change from loss per share in 2002 to earnings per share in 2003 for the other segment.

WESTAR ENERGY CONSOLIDATED

Income Taxes

We have recorded income tax expense of $9.1 million for the three months ended March 31, 2003, and an income tax benefit of $6.4 million for the same period of 2002 using the effective tax rate method. Under this method, we compute the tax related to year-to-date income, except for significant, unusual or extraordinary items, at an estimated annual effective tax rate. We individually compute and recognize, when the transaction occurs, income tax expense related to significant, unusual or extraordinary items.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We believe we will have sufficient cash to fund future operations of our business, debt reductions, including the annual $100 million debt reductions in 2003 and 2004 ordered by the KCC, and the payment of dividends, from a combination of cash on hand, cash flow, proceeds from the sales of our non-utility and non-core assets and available borrowings under our revolving credit facility. Uncertainties affecting our ability to meet these requirements include, among others, the factors affecting sales described above, economic conditions, including the impact of inflation on operating expenses, regulatory actions, including the KCC orders received in the last quarter of 2002 and first quarter of 2003, our ability to implement the Debt Reduction Plan and compliance with future environmental regulations.

As of March 31, 2003, our total outstanding long-term debt was approximately $2.9 billion. In addition, as of March 31, 2003, our long-term liabilities included $214.5 million related to outstanding mandatorily redeemable preferred securities. This large amount of indebtedness could have a negative impact on, among other things, our ability to obtain additional financing in the future for working capital, capital expenditures and general corporate purposes and our ability to withstand a downturn in our business or the economy in general.

At March 31, 2003, current maturities of long-term debt decreased $36.2 million from December 31, 2002 due primarily to the repurchase of putable/callable notes due on August 15, 2003.

Capital Resources

We had $213.6 million in cash and cash equivalents at March 31, 2003. We consider cash equivalents to be highly liquid investments with a maturity of three months or less when purchased. At March 31, 2003, we also had $324.7 million of restricted cash classified as a current asset and $33.4 million of restricted cash classified as a long-term asset. The following table details our restricted cash as of March 31, 2003:

	Restricted Cash Current Portion	Restricted Cash Long-term Portion
	(In Thousands)

Funds in trust for debt repayments	$309,090	$—
Prepaid capacity and transmission agreement	2,137	29,820
Collateralized letters of credit	—	1,400
Collateralized surety bonds	—	2,209
Cash held in escrow as required by certain letters of credit and various other deposits	13,427	—

Total	$324,654	$33,429

We had $149 million of available borrowings under our revolving credit facility at March 31, 2003.

The Debt Reduction Plan provides for a systematic disposal of our non-utility and non-core assets and, if necessary, the issuance of equity securities. The proceeds of these transactions will be used to reduce debt. We may reduce debt pursuant to terms stated in the debt agreements or through open market purchases or tender offers. We may engage a financial advisor to assist in completing debt repurchases in the most cost-effective manner.

Cash Flows from (used in) Operating Activities

Cash provided by operating activities was $92.6 million for the three months ended March 31, 2003, compared to cash provided by operating activities of $13.7 million for the same period of 2002, primarily due to an increase in change in working capital items of $113.6 million.

Cash Flows from (used in) Investing Activities

Cash provided by investing activities was $109.0 million for the three months ended March 31, 2003, compared to cash used in investing activities of $17.4 million for the same period of 2002, primarily attributable to proceeds from the sale of ONEOK stock of $300 million, which was offset by a change in funds in trust for debt repayment of $163.8 million.

Cash Flows from (used in) Financing Activities

We used net cash flows in financing activities of $101.1 million for the three months ended March 31, 2003, compared to net cash flows provided by financing activities of $19.2 million for the same period of 2002. In 2003, cash was used in financing activities for the retirement of long-term debt, and the payment of dividends on our common stock. In 2002, an increase in short-term debt was the principal source of cash flows from financing activities and was used to fund our required investment operations, the retirement of long-term debt, and the payment of dividends on our common stock, and to redeem a portion of our preferred stock.

Contractual Obligations and Commercial Commitments

Since December 31, 2002, we have not experienced any material changes in our contractual obligations and commercial commitments for continuing operations in the ordinary course of business, except in relation to guarantees. As discussed in our 2002 Form 10-K, we issued a financial guarantee of an obligation of Onsite Energy Corporation, which was released in the first quarter of 2003. For additional information on our contractual obligations and commercial commitments, see our 2002 Form 10-K.

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

We record administrative expense on the undivided interest owned by the conduit, which was $0.7 million for the three months ended March 31, 2003 and $0.6 million for the same period of 2002. These expenses are included in other income (expense) in our consolidated statements of income.

The outstanding balance of SPE receivables was $48.3 million at March 31, 2003 and $49.9 million at March 31, 2002, which is net of an undivided interest of $110.0 million and $100.0 million, respectively, in receivables sold by the SPE to the conduit. Our retained interest in the SPE’s receivables is reported at fair value and is subordinate to, and provides credit enhancement for, the conduit’s ownership interest in the SPE’s receivables. Our retained interest is available to the conduit to pay any fees or expenses due to the conduit and to absorb all credit losses incurred on any of the SPE’s receivables. The retained interest is included in accounts receivable, net, in our consolidated balance sheets.

A termination event will be triggered under the terms of the agreement if our credit rating ceases to be at least BB- by Standard & Poor’s Ratings Group or if the issuer credit rating for Westar Energy ceases to be at least Ba3 by Moody’s Investors Service. If a termination event were to occur, the administrative agent would be required to give notice to us at least five business days prior to a termination of the facility. This notice provision allows for the administrative agent to waive the termination event by not giving notice or, in the event notice is given, allows us to repay the facility.

Consolidation of Variable Interest Entities

In January 2003, FASB issued Financial Interpretation Number (FIN) 46, “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51.” This interpretation provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required when FIN 46 becomes effective if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN 46. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. For those variable interest entities created or obtained on or before January 31, 2003, we must apply the provisions of FIN 46 by the third quarter of 2003. We are currently evaluating the effect of FIN 46.

OTHER INFORMATION

Potential Sale of Utility Assets

On October 14, 2002, we announced an agreement with Midwest Energy, Inc. (Midwest Energy) for the sale to Midwest Energy of a portion of our transmission and distribution assets and rights to provide service to customers in an area of central Kansas. The sale will affect about 10,000 customers, or about 1.5% of our total customers, over 895 square miles. The area, which includes 42 towns, is on the west edge of our service territory and is largely surrounded by Midwest Energy’s existing territory. The proposed sale is contingent upon approval by the KCC and FERC. We have reached an agreement with all key parties in the KCC proceedings on this matter. The signed settlement agreement has been filed with the KCC. KCC hearings have been scheduled to begin on May 20, 2003 to consider the settlement. We expect this transaction to close later in the year, but can give no assurance as to when or if this transaction will occur. From time to time we may consider similar transactions.

Employees

Our current contract with Local 304 and Local 1523 of the International Brotherhood of Electrical Workers extends through June 30, 2003. We reached an agreement to extend the contract through June 30, 2005. The extension provides for wage increases of 2.25% and 2.5%, respectively, for each of the next two years to all classifications of employees covered by the contract. The contract covers approximately 1,160 employees as of April 30, 2003.

Related Party Transactions

Below we describe significant transactions between us and Westar Industries and some of our other subsidiaries and related parties. We have disclosed these significant transactions even if they have been eliminated in the preparation of our consolidated results and financial position.

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

Protection One Shared Services Agreement

We provide administrative services to Protection One pursuant to services agreements, including accounting, tax, audit, human resources, legal, purchasing and facilities services. Fees for these services are based upon various hourly charges, negotiated fees and out-of-pocket expenses. Protection One incurred charges of $1.3 million for the three months ended March 31, 2003 and $1.5 million for the three months ended March 31, 2002.

Payments to Protection One

On March 21, 2003, we paid approximately $1.0 million to Protection One as reimbursement for information technology services provided to us, and related costs incurred, by a subsidiary of Protection One. On March 21, 2003, we also paid approximately $3.6 million to Protection One as reimbursement for aviation services provided by a subsidiary of Protection One and for the repurchase of the stock of the subsidiary. These payments were authorized by the KCC in an order issued March 11, 2003, which is described in Note 3 of the Notes to Consolidated Financial Statements, “Rate Matters and Regulation.”

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

Transactions Between Westar Energy and KGE

Westar Energy performs KGE’s cash management function, including cash receipts and disbursements. An intercompany account is used to record net receipts and disbursements between Westar Energy and KGE and between KGE and WR Receivables Corporation. KGE’s net amount payable to affiliates approximated $12.1 million at March 31, 2003 and $24.1 million at December 31, 2002. These intercompany charges have been eliminated in consolidation.

Westar Energy provides all employees utilized by KGE and allocates certain operating expenses to KGE. These expenses are allocated, depending on the nature of the expense, based on allocation studies, net investment, number of customers, and/or other appropriate factors. We believe such allocation procedures are reasonable.

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

In 2002, due to the increased availability of our coal units and because we began burning more oil as use of oil became more economically favorable than gas, we did not burn our forecasted amount of natural gas. In September 2002, we determined that we had over-hedged approximately 12,000,000 MMBtu for the remaining period of the hedge. As a result of the discontinuance of this portion of the cash flow hedge, we recognized a gain in earnings of $4.0 million. As of March 31, 2003, we forecasted a notional volume of 7,000,000 MMBtu for the remainder of the hedged period through July 2004.

Effective October 4, 2001, we entered into a $500 million interest rate swap agreement with a term of two years. At that time, the effect of the swap agreement was to fix the annual interest rate on the term loan at 6.18%. In June 2002, we refinanced the term loan associated with this swap, which increased the effective rate of the swap to 6.43%. At March 31, 2003, the variable rate in effect for the term loan was 4.34%. Changes in the fair value of this cash flow hedge are due to fluctuations in the variable interest rate.

The following table summarizes the effects our natural gas hedge and our interest rate swap had on our financial position and results of operations for the three months ended March 31, 2003:

	Natural gas Hedge (a)	Interest Rate Swap	Total Cash Flow Hedges
	(Dollars in Thousands)
Fair value of derivative instruments:
Current	$6,945	$6,628	$13,573
Long-term	2,053	—	2,053

Total	$8,998	$6,628	$15,626

Change in amounts in accumulated other comprehensive income	$3,731	$2,133	$5,864
Change in estimated income tax expense (benefit)	(1,484)	(849)	(2,333)

Net Comprehensive (Gain) Loss	$2,247	$1,284	$3,531

Anticipated reclassifications to earnings in the next 12 months (b)	$6,945	$6,628	$13,573
Duration of hedge designation as of March 31, 2003	16 months	7 months	—

(a)	Natural gas hedge assets and liabilities are classified in the balance sheet as energy trading contracts. Due to the volatility of gas commodity prices, it is probable that gas prices will increase and decrease over the remaining 16 months that these relationships are in place.
(b)	The actual amounts that will be reclassified to earnings could vary materially from this estimated amount due to changes in market conditions.

Fair Value of Energy Trading Contracts

The tables below show fair value of energy trading contracts outstanding for the three months ended March 31, 2003, their sources and maturity periods:

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding at the beginning of the period	$ 9,643
Less contracts realized or otherwise settled during the period	1,374
Plus fair value of new contracts entered into during the period	5,171

Fair value of contracts outstanding at the end of the period	$13,440

These contracts were valued through market exchanges and, where necessary, broker quotes and industry publications. The sources of the fair values of the financial instruments related to these contracts are summarized in the following table:

	Fair Value of Contracts at End of Period
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years
	(In Thousands)
Prices actively quoted (futures)	$8,095	$(1,121)	$9,216	$—	$—
Prices provided by other external sources (swaps and forwards)	9,872	8,556	1,316	—	—
Prices based on the Black Option Pricing model (options and other) (a)	(4,527)	(3,460)	(1,067)	—	—

Total fair value of contracts outstanding	$13,440	$3,975	$9,465	$—	$—

(a)	The Black Option Pricing model is a variant of the Black-Scholes Option Pricing model.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including market changes, changes in commodity prices, equity instrument investment prices and interest rates. Since December 31, 2002, we have not experienced any significant changes in our exposure to market risk except as related to our equity price risk. For additional information on our market risk, see our 2002 Form 10-K, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Increase in Equity Price Risk

During 2002, we were not substantially exposed to equity price risk. As discussed in Note 4 of the Notes to Consolidated Financial Statements, “Changes in ONEOK Ownership,” we sold a substantial portion of our equity investment in ONEOK. During 2003, we began accounting for the remainder of our ONEOK common stock investment as an available-for-sale security under SFAS No. 115, and marked to market its fair value through other comprehensive income. The value of our investment will increase or decrease approximately $41.8 million for every 100-basis point change in the market price of this security.

ITEM 4. CONTROLS AND PROCEDURES

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

WESTAR ENERGY, INC.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

Information on our legal proceedings is set forth in Notes 3, 9, and 10 of the Notes to Consolidated Financial Statements, “Rate Matters and Regulation,” “Legal Proceedings,” and “Special Committee Investigation,” respectively, which are incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

99(a)	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended March 31, 2003 (furnished and not to be considered filed as part of the Form 10-Q)

(b)	Reports on Form 8-K filed during the three months ended March 31, 2003:

Form 8-K filed January 10, 2003	–

Announcement that we and Westar Industries entered into an agreement with ONEOK to sell ONEOK a portion of the shares of ONEOK Series A Convertible preferred stock held by Westar Industries and to exchange Westar Industries’ remaining shares of Series A Convertible preferred stock for new shares of ONEOK $0.925 Series D Non-Cumulative Convertible preferred stock.

Form 8-K filed January 13, 2003	–	Announcement that we filed with the KCC a petition for specific reconsideration of the KCC Order issued December 23, 2002.

	–	Announcement that on January 9, 2003, our board of directors authorized management to explore strategic alternatives for divesting our investment in Protection One.

Form 8-K filed January 14, 2003	–	Announcement that Mark A. Ruelle was appointed as our executive vice president and chief financial officer effective January 14, 2003.

Form 8-K filed February 6, 2003	–

Announcement that on February 5, 2003, we closed the sale of Westar Industries’ ONEOK Series A Convertible preferred stock to ONEOK for a cash payment of $300 million. In addition, Westar Industries exchanged its remaining shares of Series A Convertible preferred stock for shares of ONEOK’s Series D Convertible preferred stock.

–

Announcement that on February 6, 2003, we filed with the KCC a debt reduction and restructuring plan that contemplates the sale of our non-utility and non-core assets and a reduction in our common stock dividend from $0.30 per share to $0.19 per share on a quarterly basis.

Form 8-K filed February 11, 2003	–

On February 10, 2003, the KCC issued an order granting limited reconsideration of its Order issued December 23, 2002. In its order, the KCC stayed the requirement of the December 23, 2002 order that we form a utility only subsidiary no later than August 1, 2003. The KCC also stated that our financial plan filed with the KCC on February 6, 2003 appears to make a good faith effort to address the concerns expressed in the KCC’s prior orders and that the KCC needed additional time to review the financial plan prior to addressing other issues raised in our petition for reconsideration of the December 23, 2002 order.

Form 8-K filed February 25, 2003	–	Announcement that we will host an analyst breakfast on February 26, 2003 in New York to discuss our plan to reduce debt and refocus exclusively on our electric utility operations.

Form 8-K filed March 31, 2003	–	Announcement of 2002 results, reporting a loss of $793.4 million, or $11.06 per share.

–

Announcement that we would file our Annual Report on Form 10-K not later than 15 days following March 31, 2003, pursuant to Rule 12b-25 under the Securities Exchange Act of 1934. This delay will provide sufficient time for a special committee of our board of directors to complete its previously announced investigation, at which time, our independent auditors will be able to complete their audit of our financial statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAR ENERGY, INC.

Date:	May 15, 2003	By:	/s/ MARK A. RUELLE
Mark A. Ruelle, Executive Vice President and Chief Financial Officer

CERTIFICATION PURSUANT TO

RULE 13a-14 UNDER THE

SECURITIES EXCHANGE ACT OF 1934

I, James S. Haines, as chief executive officer and president of the company, certify that:

1.	I have reviewed this quarterly report for the period ended March 31, 2003 on Form 10-Q of Westar Energy, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003	By:	/s/ JAMES S. HAINES
James S. Haines, Director, President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION PURSUANT TO

RULE 13a-14 UNDER THE

SECURITIES EXCHANGE ACT OF 1934

I, Mark A. Ruelle, as chief financial officer and executive vice president of the company, certify that:

1.	I have reviewed this quarterly report for the period ended March 31, 2003 on Form 10-Q of Westar Energy, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003	By:	/s/ MARK A. RUELLE
Mark A. Ruelle, Executive Vice President and Chief Financial Officer (Principal Accounting Officer)