Form 10-Q
period 2003-06-30
WESTAR ENERGY INC /KS
filed 2003-08-08
CIK 54507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes    ☒         No    ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	72,226,533 Shares
(Class)	(Outstanding at August 1, 2003)

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q are “forward-looking statements.” The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we “believe,” “anticipate,” “target,” “expect,” “pro forma,” “estimate,” “intend” or words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning: capital expenditures; earnings; liquidity and capital resources; litigation; accounting matters; possible corporate restructurings, acquisitions and dispositions; the sale of assets proposed in our Debt Reduction and Restructuring Plan approved by the Kansas Corporation Commission on July 25, 2003; compliance with debt and other restrictive covenants; interest and dividends; environmental matters; nuclear operations; and the overall economy of our service area.

What happens in each case could vary materially from what we expect because of such things as: electric utility deregulation or re-regulation; regulated and competitive markets; ongoing municipal, state and federal activities; economic conditions; changes in accounting requirements and other accounting matters; changing weather; rate and other regulatory matters; the impact of changes and downturns in the energy industry and the market for trading wholesale electricity; the sale of our interests in ONEOK, Inc.; the proposed sale of our interest in Protection One, Inc.; the federal grand jury subpoena by the United States Attorney’s Office requesting certain information; the Securities and Exchange Commission’s review of our consolidated financial statements and other matters; the outcome of the investigation being conducted by the Federal Energy Regulatory Commission regarding power trades with Cleco Corporation and its affiliates and other power marketing and transmission transactions; political, legislative and regulatory developments; regulatory, legislative and judicial actions; the impact of the purported shareholder and employee class action lawsuits filed against Westar Energy, Inc.; the impact of changes in interest rates generally and, specifically, changes in the London Interbank Offer Rate (LIBOR) on the fair value of our swap transactions; changes in and the discount rate assumptions used for pension and other post-retirement and post-employment benefit liability calculations, as well as actual and assumed investment returns on pension plan assets; changes in the expected tax benefits resulting from expected losses on the sale of our monitored services businesses and expected gains from the sale of our remaining investment in ONEOK, Inc.; homeland security considerations; coal, natural gas and oil prices; and other circumstances affecting anticipated operations, sales and costs.

These lists are not all-inclusive because it is not possible to predict all factors. This report should be read in its entirety and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002. No one section of the report deals with all aspects of the subject matter and additional information on some matters that could impact our operations and financial results may be included in our Annual Report on Form 10-K for the year ended December 31, 2002. Any forward-looking statement speaks only as of the date such statement was made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made except as required by applicable laws or regulations.

WESTAR ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	June 30, 2003	December 31, 2002

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$135,771	$113,049
Restricted cash	250,354	156,391
Accounts receivable, net	77,522	57,189
Inventories and supplies	144,892	143,538
Energy trading contracts	65,691	44,175
Deferred tax asset	67,369	—
Investment in call option	86,079	—
Prepaid expenses and other	51,470	30,349
Assets of discontinued operations	757,859	920,155

Total Current Assets	1,637,007	1,464,846

PROPERTY, PLANT AND EQUIPMENT, NET	3,947,302	3,954,120

OTHER ASSETS:
Restricted cash	32,911	35,760
Investment in ONEOK	436,111	703,315
Regulatory assets	426,767	367,419
Energy trading contracts	18,659	17,179
Other	210,171	197,686

Total Other Assets	1,124,619	1,321,359

TOTAL ASSETS	$6,708,928	$6,740,325

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$241,727	$290,294
Short-term debt	1,000	2,763
Accounts payable	96,501	84,168
Accrued liabilities	167,809	169,834
Accrued income taxes	7,982	10,039
Energy trading contracts	54,412	43,370
Deferred tax liability	—	13,580
Other	88,455	63,477
Liabilities of discontinued operations	485,172	569,632

Total Current Liabilities	1,143,058	1,247,157

LONG-TERM LIABILITIES:
Long-term debt, net	2,625,366	2,720,757
Western Resources obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company subordinated debentures	214,505	214,505
Deferred income taxes and investment tax credits	1,021,093	1,096,677
Deferred gain from sale-leaseback	156,724	162,638
Energy trading contracts	11,980	8,341
Other	400,764	309,611

Total Long-Term Liabilities	4,430,432	4,512,529

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock, par value $100 per share; authorized 600,000 shares; issued 248,576 shares; outstanding 214,363 shares	21,436	21,436
Common stock, par value $5 per share; authorized 150,000,000 shares; issued 72,840,217 shares	364,201	364,201
Paid-in capital	801,437	825,744
Unearned compensation	(18,669)	(14,742)
Loans to officers	(447)	(1,832)
Retained earnings (accumulated deficit)	(33,986)	(185,961)
Treasury stock, at cost, 707,262 and 1,333,264 shares, respectively	(8,283)	(18,704)
Accumulated other comprehensive income (loss), net	9,749	(9,503)

Total Shareholders’ Equity	1,135,438	980,639

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,708,928	$6,740,325

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,
	2003	2002
SALES	$345,885	$332,715

COST OF SALES	88,709	93,066

GROSS PROFIT	257,176	239,649

OPERATING EXPENSES:
Operating and maintenance	95,130	97,629
Depreciation and amortization	42,239	41,152
Selling, general and administrative	40,187	43,368

Total Operating Expenses	177,556	182,149

INCOME FROM OPERATIONS	79,620	57,500

OTHER INCOME (EXPENSES):
Investment earnings	12,096	14,598
Gain (loss) on extinguishment of debt	(2,977)	67
Other income (expenses), net	(960)	(3,974)

Total Other Income (Expenses)	8,159	10,691

INTEREST EXPENSE:
Interest expense on long-term debt	50,431	49,723
Interest expense on short-term debt and other	8,129	11,028

Total Interest Expense	58,560	60,751

EARNINGS BEFORE INCOME TAXES	29,219	7,440

Income tax expense (benefit)	7,412	(813)

INCOME FROM CONTINUING OPERATIONS	21,807	8,253

RESULTS OF DISCONTINUED OPERATIONS, NET OF TAX (Note 11)	6,378	1,022

NET INCOME	28,185	9,275

Preferred dividends, net of gain on reacquired preferred stock	242	103

EARNINGS AVAILABLE FOR COMMON STOCK	$27,943	$9,172

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING (Note 2):
Basic earnings from continuing operations	$0.30	$0.11
Discontinued operations	0.09	0.02

Basic earnings per share	$0.39	$0.13

Diluted earnings from continuing operations	$0.29	$0.11
Discontinued operations	0.09	0.02

Diluted earnings per share	$0.38	$0.13

Average common shares outstanding	72,207,473	71,645,655

DIVIDENDS DECLARED PER COMMON SHARE	$0.19	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
SALES	$691,318	$649,954

COST OF SALES	178,605	181,555

GROSS PROFIT	512,713	468,399

OPERATING EXPENSES:
Operating and maintenance	189,483	191,018
Depreciation and amortization	83,630	89,251
Selling, general and administrative	83,229	108,359

Total Operating Expenses	356,342	388,628

INCOME FROM OPERATIONS	156,371	79,771

OTHER INCOME (EXPENSES):
Investment earnings	35,863	47,104
Loss on extinguishment of debt	(8,837)	(782)
Other income (expenses), net	(6,702)	(6,818)

Total Other Income (Expenses)	20,324	39,504

INTEREST EXPENSE:
Interest expense on long-term debt	102,037	90,006
Interest expense on short-term debt and other	16,255	22,456

Total Interest Expense	118,292	112,462

EARNINGS BEFORE INCOME TAXES	58,403	6,813

Income tax expense (benefit)	16,493	(7,200)

INCOME FROM CONTINUING OPERATIONS	41,910	14,013

RESULTS OF DISCONTINUED OPERATIONS, NET OF TAX (Note 11)	110,200	(751,264)

NET INCOME (LOSS)	152,110	(737,251)

Preferred dividends, net of gain on reacquired preferred stock	470	(113)

EARNINGS (LOSS) AVAILABLE FOR COMMON STOCK	$151,640	$(737,138)

BASIC AND DILUTED EARNINGS (LOSS) PER AVERAGE COMMON SHARE OUTSTANDING (Note 2):
Basic earnings from continuing operations	$0.57	$0.20
Discontinued operations	1.53	(10.51)

Basic earnings (loss) per share	$2.10	$(10.31)

Diluted earnings from continuing operations	$0.57	$0.20
Discontinued operations	1.52	(10.51)

Diluted earnings (loss) per share	$2.09	$(10.31)

Average common shares outstanding	72,161,272	71,508,053

DIVIDENDS DECLARED PER COMMON SHARE	$0.38	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended June 30,
	2003		2002
NET INCOME		$28,185		$9,275

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Unrealized holding gain on marketable securities arising during the period	$6,786		$—
Reclassification adjustment for loss included in net income	17	6,803	—	—

Unrealized holding gain (loss) on cash flow hedges arising during the period	10,918		(1,846)
Reclassification adjustment for (gain) loss included in net income	(1,110)	9,808	1,193	(653)

Minimum pension liability adjustment		—		(4,688)

Other comprehensive income (loss), before tax		16,611		(5,341)
Income tax (expense) benefit related to items of other comprehensive income		(6,607)		969

Other comprehensive gain (loss), net of tax		10,004		(4,372)

COMPREHENSIVE INCOME		$38,189		$4,903

	Six Months Ended June 30,
	2003		2002
NET INCOME (LOSS)		$152,110		$(737,251)

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Unrealized holding gain on marketable securities arising during the period	$34,302		$—
Reclassification adjustment for gain included in net income	(15,283)	19,019	—	—

Unrealized holding gain on cash flow hedges arising during the period	16,782		20,359
Reclassification adjustment for (gain) loss included in net income	(1,110)	15,672	2,157	22,516

Minimum pension liability adjustment		—		(4,688)

Other comprehensive income, before tax		34,691		17,828

Income tax expense related to items of other comprehensive income		(13,799)		(7,121)

Other comprehensive gain, net of tax		20,892		10,707

COMPREHENSIVE INCOME (LOSS)		$173,002		$(726,544)

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$152,110	$(737,251)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations, net of tax	(110,200)	751,264
Depreciation and amortization	83,630	89,251
Amortization of deferred gain from sale-leaseback	(5,914)	(5,914)
Amortization of non-cash stock compensation	2,709	7,225
Net changes in energy trading assets and liabilities	(2,508)	10,648
Loss on extinguishment of debt	8,837	782
Net changes in fair value of call option	2,178	1,354
Equity in earnings from investments	—	(6,940)
Gain on sale of ONEOK stock	(15,300)	—
Loss on sale of property	—	1,424
Net deferred taxes	(2,621)	2,812
Changes in working capital items, net of acquisitions and dispositions:
Restricted cash	2,720	(16,985)
Accounts receivable, net	(20,333)	(11,860)
Inventories and supplies	(1,354)	(3,062)
Prepaid expenses and other	(21,121)	(23,972)
Accounts payable	12,333	(3,784)
Accrued and other current liabilities	(2,448)	19,996
Accrued income taxes	(2,058)	(21,733)
Changes in other, assets	3,310	(37,978)
Changes in other, liabilities	26,972	8,478

Cash flows from operating activities	110,942	23,755

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(72,246)	(69,744)
Proceeds from sale of ONEOK stock	300,000	1,205
Purchase of call option investment	(65,785)	—
Proceeds from other investments, net	801	14,859

Cash flows from investing activities	162,770	(53,680)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(1,763)	(213,532)
Proceeds of long-term debt	1,592	1,351,187
Retirements of long-term debt	(146,449)	(789,113)
Retirement of Western Resources obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company subordinated debentures	—	(586)
Funds in trust for debt repayments	(96,683)	(235,000)
Issuance of officer loans, net of payments	25	(297)
Issuance of common stock, net	—	10,329
Cash dividends paid	(35,586)	(43,274)
Preferred stock redemption	—	(1,539)
Acquisition of treasury stock	—	(10,180)
Reissuance of treasury stock	6,464	—

Cash flows (used in) from financing activities	(272,400)	67,995

Net cash from (used in) discontinued operations	21,410	(34,168)

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,722	3,902

CASH AND CASH EQUIVALENTS:
Beginning of period	113,049	87,147

End of period	$135,771	$91,049

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest on financing activities, net of amount capitalized	$114,421	$122,951
Income taxes	50	435

NON-CASH FINANCING TRANSACTIONS:
Issuance of stock to subsidiary	—	80,895

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

1.    DESCRIPTION OF BUSINESS

Westar Energy, Inc., a Kansas corporation incorporated in 1924, operates the largest electric utility in Kansas and owns interests in monitored security businesses, which are reported as discontinued operations, and other investments. Unless the context otherwise indicates, all references in this Form 10-Q to “the company,” “we,” “us,” “our” or similar words are to Westar Energy, Inc., and its consolidated subsidiaries. The term “Westar Energy” refers to Westar Energy, Inc. alone and not together with its consolidated subsidiaries. We provide electric generation, transmission and distribution services to approximately 657,000 customers in Kansas.

Westar Energy and Kansas Gas and Electric Company (KGE), a wholly owned subsidiary, provide rate-regulated electric service using the name Westar Energy. KGE owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek Generating Station (Wolf Creek).

Westar Industries, Inc. (Westar Industries), our wholly owned subsidiary, owns our interests in Protection One, Inc. (Protection One), ONEOK, Inc. (ONEOK) and our other non-utility businesses. Protection One, a publicly traded, approximately 88%-owned subsidiary, provides monitored security services. On June 30, 2003, we sold our interest in Protection One Europe, which refers collectively to Protection One International, Inc., a wholly owned subsidiary of Westar Industries, and its subsidiaries, including a French subsidiary in which it owned an approximate 99.8% interest. See Note 11 for additional information about the classification of our monitored security businesses as discontinued operations.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

We prepare our consolidated financial statements in accordance with generally accepted accounting principles (GAAP) for the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2002 (2002 Form 10-K).

Use of Management’s Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, depreciation, revenue recognition, investments, intangible assets, income taxes, pension and other post-retirement and post-employment benefits, decommissioning of Wolf Creek, asset retirement obligations, realizable value from discontinued operations, environmental issues, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. In our opinion, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Stock Based Compensation

For purposes of the pro forma disclosures required by Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure,” the estimated fair value of stock options is amortized to expense over the options’ vesting period. Information related to the pro forma impact on our earnings and earnings per share follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in Thousands, Except Per Share Amounts)

Earnings (loss) available for common stock, as reported	$27,943	$9,172	$151,640	$(737,138)
Deduct: Total stock option expense determined under fair value method for all awards, net of related tax effects	11	(1)	24	(3)

Earnings (loss) available for common stock, pro forma	$27,932	$9,173	$151,616	$(737,135)

Weighted average shares used for dilution	72,778,770	72,186,229	72,629,394	71,508,053

Earnings (loss) per share:
Basic—as reported and pro forma	$0.39	$0.13	$2.10	$(10.31)
Diluted—as reported and pro forma	$0.38	$0.13	$2.09	$(10.31)

Dilutive Shares

Basic earnings per share applicable to common stock are based on the weighted average number of common shares outstanding and shares issuable in connection with vested restricted share units (RSUs) during the period reported. Diluted earnings per share includes the effect of potential issuances of common shares resulting from the assumed vesting of all outstanding RSUs and exercise of all outstanding stock options issued pursuant to the terms of our stock-based compensation plans. The dilutive effect of stock-based compensation and stock options is computed using the treasury stock method. The number of potentially dilutive securities for the three and six months ended June 30, 2003 were 801,715 shares and 698,540 shares, respectively. The potentially dilutive securities for the three and six months ended June 30, 2002 were 789,597 shares and 659,083 shares, respectively. The potentially dilutive securities for the six months ended June 30, 2002 were not included in the computation of diluted earnings per share, since to do so would have been antidilutive because of our net loss position.

The following table reconciles the weighted average number of common shares outstanding used to compute basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:
Denominator for basic earnings per share—weighted average shares (a)	72,207,473	71,645,655	72,161,272	71,508,053
Effect of dilutive securities:
Employee stock options	—	1,103	—	—
Restricted share awards	571,297	539,471	468,122	—

Denominator for diluted earnings per share—weighted average shares	72,778,770	72,186,229	72,629,394	71,508,053

(a)	Amounts for 2002 do not include shares owned by Westar Industries or Protection One; no shares were held by Westar Industries or Protection One as of June 30, 2003.

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation Number (FIN) 46, “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51.” This interpretation provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required when FIN 46 becomes effective if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN 46. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. For those variable interest entities created or obtained on or before January 31, 2003, we must apply the provisions of FIN 46 by the third quarter of 2003. We are currently evaluating the effect of FIN 46.

Accounting for Energy Trading Contracts

In October 2002, the Emerging Issues Task Force (EITF), reached consensus on EITF Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” EITF Issue No. 02-03, in part, rescinded EITF Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities.” As a result, all new contracts that would otherwise have been accounted for under Issue No. 98-10 and that do not fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137, 138 and 149 (collectively SFAS No. 133), can no longer be marked-to-market and recorded in earnings as of October 25, 2002. We are not affected by this change in accounting principle and are not required to reclassify any of our contracts since our energy trading contracts qualify as derivative instruments under the guidance of SFAS No. 133. EITF Issue No. 02-03 also requires that energy trading contracts and derivatives, whether settled financially or physically, be reported in the income statement on a net basis effective January 1, 2003. We began to classify our energy trading contracts on a net basis during the third quarter of 2002.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends the definition of an underlying, which is a specified interest rate, security price, commodity price, foreign exchange rate, index of prices or rates, or other variable. SFAS No. 149 is effective for contracts entered into or modified after June 30,

2003 except for certain implementation issues and certain provisions of forward purchase and sale contracts and for hedging relationships designated after June 30, 2003. We are currently evaluating the effect of SFAS No. 149.

Accounting for Mandatorily Redeemable Preferred Securities

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

We have determined that the mandatorily redeemable preferred securities issued by Western Resources Capital I and Western Resources Capital II fall under the scope of SFAS No. 150. We currently report these securities in our consolidated balance sheets in the line item Western Resources obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company subordinated debentures. We are currently evaluating the effect of SFAS No. 150.

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

On July 21, 2003, we and Westar Industries entered into a Stipulation and Agreement (Stipulation) with the KCC staff and certain other intervenors in the docket considering the Debt Reduction Plan. In the Stipulation, the parties to the Stipulation asked the KCC to issue an order approving the Debt Reduction Plan, subject to the terms and conditions of the Stipulation. The KCC issued an order approving the Stipulation on July 25, 2003. The principal terms of the Stipulation are as follows:

•	We agree to fully implement the Debt Reduction Plan by December 31, 2004, unless prevented by events beyond our control, in which case the deadline for implementation may be extended by the KCC upon a proper showing by us.

•	We commit to reduce our debt to a level consistent with investment grade bond ratings and to have a capital structure containing at least 40% common equity by December 31, 2004. This commitment replaces a requirement imposed in a previous KCC order that we reduce utility debt to $1.67 billion by August 1, 2003.

•	We will file a request for a change in rates on May 1, 2005, based on a test year consisting of the twelve months ending December 31, 2004. Prior to May 1, 2005, we will not make a filing to increase our Kansas jurisdictional electric rates and the other parties to the Stipulation will not file a rate complaint or motion for us to show cause why our rates should not be reduced.

•	We will pay rebates to our Kansas jurisdictional customers on May 1, 2005 in the amount of $10.5 million and on January 1, 2006 in the amount of $10 million. We will also pay a rebate to customers of the amounts we recover from David C. Wittig, our former president, chief executive officer and chairman, and Douglas T. Lake, our former executive vice president and chief strategic officer, for compensation totaling approximately $2.3 million paid to them that was included in our electric rates during calendar years 1998 through 2002, net of costs incurred by us to effect such recovery. See Note 16 for more information about our efforts to recover compensation from Mr. Wittig and Mr. Lake.

•	Westar Industries will transfer to Westar Energy all of its stock in ONEOK and all of its cash in excess of $2 million within 30 days of the date of the order. These transfers are intercompany transactions and will not result in any change to the amounts reported on our consolidated financial statements.

The Debt Reduction Plan and certain of the related KCC orders discussed above are discussed in further detail in our 2002 Form 10-K.

March 11, 2003 KCC Order

On March 11, 2003, the KCC issued an order approving, with conditions, a partial stipulation entered into by us, Protection One and certain parties in the KCC docket considering the Debt Reduction Plan. The order, among other things, (a) authorized us to make a payment to Protection One of approximately $20 million for the 2002 tax year under the tax sharing agreement with Protection One, (b) authorized Westar Industries to extend the maturity date of the credit facility it provides to Protection One to January 5, 2005, (c) reduced the amount that may be advanced to Protection One under the credit facility to $228.4 million, and (d) authorized us to pay approximately $3.6 million to Protection One as reimbursement for aviation services provided by a subsidiary of Protection One and for the repurchase of our common and preferred stock held by Protection One.

4.    CHANGES IN ONEOK OWNERSHIP

On January 9, 2003, we announced that Westar Industries had entered into an agreement with ONEOK to sell ONEOK a portion of the shares of ONEOK Series A Convertible Preferred Stock held by Westar Industries at the prevailing market price of ONEOK common stock, less transaction costs, and to exchange Westar Industries’ remaining shares of Series A Convertible Preferred Stock for new shares of ONEOK Series D Non-Cumulative Convertible Preferred Stock. On February 5, 2003, ONEOK repurchased from Westar Industries 9,038,755 shares of its Series A Convertible Preferred Stock, which were convertible into 18,077,511 shares of common stock. We received $300 million as a result of this sale. We recorded a gain of $9.2 million, net of $6.1 million tax, on this transaction.

Westar Industries also exchanged its remaining shares of Series A Convertible Preferred Stock for 21,815,386 new shares of ONEOK’s Series D Convertible Preferred Stock. A shelf registration statement with respect to the sale of the Series D Convertible Preferred and common stock held by Westar Industries has been filed by ONEOK and declared effective. Future sales will be subject to various conditions, including future market conditions. The terms of the Series D Convertible Preferred Stock and the amended terms of a shareholder agreement and registration rights agreement are discussed in our 2002 Form 10-K.

In 2002 and prior periods, we accounted for our ONEOK common stock investment under the equity method of accounting. As a result of changes in our shareholder agreement and registration rights agreement with ONEOK, on January 1, 2003, we began accounting for our ONEOK common stock investment as an available-for-sale security under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Under SFAS No. 115, the ONEOK common stock is considered available-for-

sale and will be recorded at quoted market value with changes in the value recorded in other comprehensive income. We will begin accounting for our ONEOK Series D Convertible Preferred Stock investment under this method if and when a public market for these securities develops.

On August 5, 2003, Westar Industries priced a secondary offering of 9,500,000 shares of ONEOK common stock at a public offering price of $19.00 per share, which will result in gross proceeds of approximately $180.5 million. The transaction is expected to close August 11, 2003. Westar Industries will sell 9,500,000 shares of ONEOK common stock in the public offering, consisting of 1,605,263 shares of ONEOK common stock and 7,894,737 shares of ONEOK Series D Convertible Preferred Stock that will be converted into ONEOK common stock immediately prior to closing. At the same time as the public offering, ONEOK will repurchase from Westar Industries 2,631,579 shares of ONEOK common stock at the public offering price of $19.00 per share, or $50.0 million of additional proceeds. Our underwriter for the public offering has been granted an option to purchase up to an additional 1,425,000 shares of ONEOK common stock to cover over-allotments, if any. Following these transactions, assuming the over-allotment option is not exercised, we will own 477,592 shares of ONEOK common stock and 13,920,649 shares of ONEOK Series D Convertible Preferred Stock, which represents an approximate 15% ownership interest in ONEOK assuming conversion of the remaining ONEOK Series D Convertible Preferred Stock. The Transaction Agreement and Underwriting Agreement relating to these transactions were filed on Form 8-K on August 6, 2003.

5.    CALL OPTION

In August 1998, we entered into a call option with an investment bank related to the issuance of $400 million of our 6.25% senior unsecured notes that have a final maturity of August 15, 2018 and are putable and callable on August 15, 2003 (the putable/callable notes).

At the time of issuance of the notes in 1998, we were not required by GAAP to account separately for the call option. However, when we began retiring these putable/callable notes as a part of our overall debt reduction strategy, the portion of the call option associated with the retired notes became a free-standing option required to be treated as a derivative instrument under SFAS No. 133. In addition, under SFAS No. 133, we are required to mark-to-market changes in the anticipated amount of the liability related to the portion of the $400 million in notes that have been retired so that our balance sheets reflect the current fair value of the free standing portion of the call option. For the three months ended June 30, 2003, we recorded a total mark-to-market charge of $1.2 million, net of $0.8 million tax, compared to a charge of $3.7 million, net of $2.5 million tax, for the same period of 2002, related to the call option. For the six months ended June 30, 2003, we recorded a total mark-to-market charge of $6.1 million, net of $4.0 million tax, compared to a charge of $5.4 million, net of $3.5 million tax, for the same period of 2002. Additional information is available in our 2002 Form 10-K.

In the second quarter of 2003, we locked in the settlement cost associated with the call option by purchasing a new call option at a cost of $65.8 million. The portion of the new call option that relates to the portion of debt still outstanding is treated as a cash flow hedge for accounting purposes. Changes in the value of this instrument are reflected in other comprehensive income. For the three and six months ended June 30, 2003, we recorded $3.0 million, net of $2.0 million tax, in other comprehensive income as a result of the change in the market value of the cash flow hedge.

During the three and six months ended June 30, 2003, we purchased $11.5 million and $47.7 million, respectively, face value of our putable/callable notes in the open market.

We have deposited $101.7 million with the trustee to retire the remaining putable/callable notes. This amount represents approximately $98.7 million of principal and $3.0 million of prepaid interest. When the putable/callable notes are paid on August 15, 2003, we will recognize a charge of $8.6 million, net of $5.6 million tax. This amount reflects the remaining liability associated with the original call option net of the change in the value of the new call option we purchased in the second quarter of 2003, which is currently reported in other comprehensive income.

6.    INCOME TAXES

We have recorded income tax expense of $7.4 million and $16.5 million for the three and six months ended June 30, 2003, respectively, compared to income tax benefit of $0.8 million and $7.2 million for the same periods of 2002, using the effective tax rate method. Under this method, we compute the tax related to year-to-date income, except for significant, unusual or extraordinary items, at an estimated annual effective tax rate. We individually compute and recognize, when the transaction occurs, income tax expense related to significant, unusual or extraordinary items.

7.    COMMITMENTS AND CONTINGENCIES

EPA New Source Review

The Environmental Protection Agency (EPA) is conducting an enforcement initiative to determine whether modifications at a number of coal-fired power plants owned by us and other utilities are subject to New Source Review requirements or New Source Performance Standards under Section 114 of the Clean Air Act (Section 114). This initiative focuses on whether expenditures at the plants were for routine maintenance or whether the expenditures were for substantial modifications or resulted in improved operations. The EPA requires updating of emission controls when expenditures result in substantial modifications or improved operations.

The EPA has requested information from us under Section 114. The request required us to provide responses to specific EPA questions regarding certain projects and maintenance activities that the EPA believes may have violated the New Source Performance Standard and New Source Review requirements of the Clean Air Act. We filed our response to the initial information requests from the EPA on April 30, 2003, and we submitted additional requested information on June 16, 2003. We are cooperating with this review but are unable to predict the outcome. We believe that the maintenance and capital activities performed at our power plants were generally routine in nature and typical for the utility industry. However, no assurance can be given that the EPA will not assert that the expenditures resulted in substantial modifications or improved operations at our power plants or that the EPA will not initiate an enforcement action to require that we update emission controls at our power plants. As part of its enforcement initiative, the EPA has initiated civil enforcement actions against other unaffiliated utilities that have received requests for information under Section 114. If required, the costs to update our emission controls could be material.

Nuclear Decommissioning Study

The KCC issued an order on April 16, 2003 approving the August 2002 decommissioning study for Wolf Creek as discussed in our 2002 Form 10-K. On June 2, 2003, we filed a funding schedule with the KCC to reflect the KCC’s April 16, 2003 order. We anticipate a KCC order on the funding schedule in the third quarter of 2003.

8.    ASSET RETIREMENT OBLIGATIONS

In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. Under the standard, these liabilities are recognized at fair value as incurred and capitalized and depreciated over the appropriate period as part of the cost of the related tangible long-lived assets. The adoption of SFAS No. 143 does not impact income. Any income effects are offset by a regulatory asset created pursuant to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which a legal obligation exists under enacted laws, statutes, written or oral contracts, including obligations arising under the doctrine of promissory estoppel.

We adopted SFAS No. 143 on January 1, 2003, which required us to recognize and estimate the liability for our 47% share of the estimated cost to decommission Wolf Creek. SFAS No. 143 requires the recognition of the present value of the asset retirement obligation we incurred at the time Wolf Creek was placed in service in 1985. On January 1, 2003, we recorded an asset retirement obligation of $74.7 million. In addition, we increased our property and equipment balance, net of accumulated depreciation, by $10.7 million. We also established a regulatory asset for $64.0 million, which represents the accretion of the liability since 1985 and the increased depreciation expense associated with the increase in plant.

The following is a reconciliation of the asset retirement obligation, which is included in our consolidated balance sheet in other long-term liabilities:

As of June 30, 2003
(In Thousands)
Beginning asset retirement obligation	$ —
Transition liability	74,745
Liabilities settled	—
Accretion expense	2,975
Estimated cash flows revisions	—

Ending asset retirement obligation	$ 77,720

The following presents pro forma asset retirement obligation information as if SFAS No. 143 had been adopted at January 1, 2002:

	As of June 30, 2003	As of December 31, 2002
	(In Thousands)
Liabilities incurred:
Reported	$77,720	$ —
Pro forma	77,720	74,745

9.    LEGAL PROCEEDINGS

We and certain of our present and former officers are defendants in a consolidated purported class action lawsuit in U.S. District Court in Topeka, Kansas, “In Re Westar Energy, Inc. Securities Litigation,” Master File No. 5:03-cv-4003 and related cases. Plaintiffs filed a Consolidated Amended Complaint on July 15, 2003. The lawsuit is brought on behalf of purchasers of our common stock between March 29, 2000, the date we announced our intention to separate our electric utility operations from our unregulated businesses, and November 8, 2002, the date the KCC issued an order prohibiting the separation. The lawsuit alleges that we violated federal securities laws by making material misrepresentations, or omitting material facts, concerning the purpose and benefits of the proposed separation, the compensation of our senior management and the independence and functioning of our board of directors, and that as a result we artificially inflated the price of our common stock. We intend to vigorously defend against this action. We are unable to predict the ultimate impact of this matter on our financial position, results of operations and cash flows.

We and certain of our present and former officers are defendants in purported class action lawsuits filed during March 2003 in U.S. District Court in Topeka, Kansas, on behalf of participants in, and beneficiaries of, our Employees’ 401(k) Savings Plan. All of the lawsuits allege violations of the Employee Retirement Income Security Act arising from the conduct of certain present and former officers who served or are serving as fiduciaries for the plan. The conduct is related to alleged securities law violations resulting from power marketing transactions with Cleco Corporation (Cleco) and the first and second quarter 2002 restatements of our consolidated financial statements related to the revised goodwill impairment charge and the mark-to-market charge on our putable/callable notes. We intend to vigorously defend against these actions. We are unable to predict the ultimate impact of this matter on our financial position, results of operations and cash flows.

Mr. Wittig, and certain present and former members of our board of directors and officers are defendants in a shareholder’s derivative complaint filed April 18, 2003, “Mark Epstein vs David C. Wittig, Douglas T. Lake, Charles Q. Chandler IV, Frank J. Becker, Gene A. Budig, John C. Nettels, Jr., Roy A. Edwards, John C. Dicus, Carl M.

Koupal, Jr., Larry D. Irick and Cleco Corporation, defendants, and Westar Energy, Inc., nominal defendant, Case No. 03-4081-JAR.” Plaintiffs filed an Amended Shareholder Derivative Complaint on July 30, 2003. Among other things, the lawsuit claims that (a) the defendants breached fiduciary duties owed to us because of the actions and omissions described in the report of the Special Committee of our board of directors (see Note 10 below), (b) the defendants caused or permitted our assets to be wasted on perquisites for certain insiders, and (c) the defendants caused or permitted our May 6, 2002 proxy statement to be issued with materially false and misleading statements. The plaintiffs seek unspecified monetary damages and other equitable relief. Our board of directors will determine how to proceed after it completes an evaluation of the Amended Shareholder Derivative Complaint. We are unable to predict the ultimate impact of this matter on our financial position, results of operations and cash flows.

On September 17, 2002, we were served with a federal grand jury subpoena by the United States Attorney’s Office in Topeka, Kansas, requesting information concerning the use of aircraft and our annual shareholder meetings. Since that date, the United States Attorney’s Office has served additional subpoenas on us and certain of our employees and made requests through our counsel seeking further information concerning the use of aircraft, executive compensation arrangements with former and present officers, a proposed rights offering of Westar Industries stock, other matters described in the report issued by the Special Committee of our board of directors, and the company in general. We are providing information in response to these requests and are fully cooperating in the investigation. We have not been informed that we are a target of the investigation. We are unable to predict the ultimate outcome of the investigation or its impact on us.

On November 1, 2002, the Securities and Exchange Commission (SEC) notified us that it would be conducting an inquiry into the matters involved in the restatement of our first and second quarter 2002 financial statements. Our counsel has communicated with the SEC about these matters and other matters within the scope of the grand jury investigation, including disclosures in our proxy statements concerning personal aircraft use by former and present officers. We are unable to predict the ultimate outcome of the inquiry or its impact on us.

On December 16, 2002, we received a subpoena from FERC seeking details on power trades with Cleco and its affiliates, documents concerning power transactions between our system and our marketing operations, and information on power trades in which we or other trading companies acted as intermediaries. We have provided information to FERC in response to the original subpoena, subsequent requests submitted through our counsel, and an additional subpoena received July 28, 2003 seeking information about compliance with FERC codes of conduct applicable to generation and transmission activities. We believe that our participation in these transactions and the conduct of our generation and transmission operations did not violate FERC rules and regulations. However, we are unable to predict the ultimate outcome of the investigation.

We and our subsidiaries are involved in various other legal, environmental and regulatory proceedings. We believe that adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect upon our overall financial position or results of operations.

See also Notes 3, 10 and 16 for discussion of KCC regulatory proceedings, the Special Committee investigation, and potential liabilities to Mr. Wittig and Mr. Lake.

10.    SPECIAL COMMITTEE INVESTIGATION

In September 2002, our board of directors appointed a Special Committee of directors to investigate management matters and matters that are the subject of a grand jury investigation and the SEC inquiry. The Special Committee retained counsel and other advisors. The Special Committee completed its investigation and issued a report to our board of directors on May 7, 2003 concerning the conclusions and recommendations reached as a result of the investigation. The investigation did not result in adjustments to our previously filed financial statements.

11.    DISCONTINUED OPERATIONS

The Debt Reduction Plan approved by our board of directors (as discussed in Note 3) provides for the sale of our interests in Protection One Europe with a targeted closing of mid-2003 and the sale of our interest in Protection One with a targeted closing by late 2003 or early 2004. In connection with this decision, we classified our monitored security businesses as discontinued operations in the accompanying consolidated financial statements. The consolidated financial statements have also been reclassified to conform to discontinued operations treatment for all historical periods presented. The amounts associated with these discontinued operations are included in our Other segment. See Note 14 for further information relating to our Other segment.

As discontinued operations, we are required to estimate the net realizable proceeds from the sale of our monitored services businesses. We sold our interest in Protection One Europe on June 30, 2003 and have used actual sale proceeds to calculate the loss from discontinued operations related to Protection One Europe. An independent appraisal firm provided the estimate of the net realizable proceeds of the sale of Protection One. We have recorded the investment at the estimate of the net proceeds that we anticipate will be realized from the sales.

As discontinued operations, GAAP requires that we no longer recognize the depreciation and amortization expense of our monitored services businesses. Had we recognized depreciation and amortization expense, results of discontinued operations for the three and six months ended 2003 would have been a loss of $5.1 million and a gain of $98.7 million, respectively. Results of discontinued operations are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In Thousands, Except Per Share Amounts)

Sales	$98,795	$89,359	$168,881	$179,067
Costs and expenses	89,782	90,493	171,456	427,610

Earnings (loss) from discontinued operations before income taxes	9,013	(1,134)	(2,575)	(248,543)
Estimated loss on disposal	(279)	—	(54,788)	(1,499)
Income tax expense (benefit)	2,356	(2,156)	(167,563)	(122,495)

Results of discontinued operations before accounting change	6,378	1,022	110,200	(127,547)
Cumulative effect of accounting change, net of tax of $72,335	—	—	—	(623,717)

Results of discontinued operations	$6,378	$1,022	$110,200	$(751,264)

Basic Earnings (Loss) Per Share:
Results of discontinued operations, before accounting change	$0.09	$0.02	$1.53	$(1.79)
Cumulative effect of accounting change, net of tax	—	—	—	(8.72)

Results of discontinued operations, net of tax	$0.09	$0.02	$1.53	$(10.51)

Diluted Earnings (Loss) Per Share:
Results of discontinued operations, before accounting change	$0.09	$0.02	$1.52	$(1.79)
Cumulative effect of accounting change, net of tax	—	—	—	(8.72)

Results of discontinued operations, net of tax	$0.09	$0.02	$1.52	$(10.51)

The major classes of assets and liabilities of the monitored services businesses are as follows :

	June 30, 2003	December 31, 2002
	(In Thousands)
Assets:
Current	$60,624	$76,029
Property and equipment	26,919	17,461
Customer accounts, net	302,936	402,646
Goodwill, net	41,847	41,847
Other	325,533	382,172

Total assets	$757,859	$920,155

Liabilities:
Current	$74,923	$129,512
Long-term debt	305,453	337,567
Other long-term liabilities	104,796	102,553

Total liabilities	$485,172	$569,632

Prior to classifying our monitored services businesses as discontinued operations, we were unable to record a tax benefit for a significant portion of the goodwill impairment and amortization charges and losses of our monitored services businesses recorded in prior years. Upon classification as discontinued operations, GAAP requires the current recognition of any tax benefit that will be realized in the foreseeable future, net of any required valuation allowance. Currently we estimate the total tax benefits associated with the sale of our monitored services businesses to be approximately $338.8 million. Based upon our plan to sell our ONEOK investment, we estimate that it is likely that we will be able to realize approximately $166.6 million of these tax benefits. Therefore, we have recorded a $172.2 million valuation allowance for that portion of the tax benefit that we estimate may not be realizable in the foreseeable future.

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

12.    RELATED PARTY TRANSACTIONS

Significant transactions between us and Westar Industries and some of our other subsidiaries and related parties are described below. Some of these transactions have been eliminated in the preparation of our consolidated financial statements.

ONEOK Shared Services Agreement

We and ONEOK have shared services agreements in which we provide and bill one another for facilities, utility field work, information technology, customer support, meter reading and bill processing. ONEOK gave us notice of termination of this shared services agreement effective December 2003. We currently expect the termination to be effective September 2004. We expect termination of this agreement will increase our annual costs to provide these services by approximately $7 to $10 million.

Protection One Shared Services Agreement

We provide administrative services to Protection One pursuant to service agreements, including accounting, tax, audit, human resources, legal, purchasing and facilities services. Fees for these services are based upon various hourly charges, negotiated fees and out-of-pocket expenses. Protection One incurred charges of $1.1 million for the three months ended June 30, 2003 and $1.5 million for the three months ended June 30, 2002.

Protection One incurred charges of $2.3 million for the six months ended June 30, 2003 and $3.1 million for the same period of 2002.

Protection One Credit Facility

Westar Industries is the lender under Protection One’s senior credit facility. Effective March 11, 2003, the senior credit facility was amended to add a change of control provision in favor of Westar Industries and to decrease the maximum borrowing capacity to $228.4 million. Effective June 20, 2003, the senior credit facility was amended to extend the maturity date of the senior credit facility to January 5, 2005 and increase the applicable borrowing rates. Protection One paid a fee of $0.5 million to Westar Industries in connection with this amendment.

In June 2003, Westar Industries paid $0.5 million to Protection One for a refund of pro rata fees previously paid by Protection One to Westar Industries for increased credit facility capacity, which was later reduced by the March 11, 2003 KCC Order.

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

In June 2003, Westar Industries paid $0.5 million to Protection One for the trademark associated with Protection One Europe as required due to the sale.

Tax Sharing Agreement

We have a tax sharing agreement with Protection One. This pro rata tax sharing agreement allows Protection One to be reimbursed for current tax benefits utilized in our consolidated tax return. We and Protection One are eligible to file on a consolidated basis for tax purposes so long as we maintain an 80% ownership interest in Protection One. On March 11, 2003, the KCC issued an order that allows us to make a cash payment to Protection One of approximately $20 million for tax year 2002. If the actual amount of tax benefits utilized in our consolidated tax return is higher than $20 million, we will request KCC approval to pay any additional amount. We cannot predict the actual amount or any action the KCC may take regarding this matter. We expect to make this payment later this year.

Transactions Between Westar Energy and KGE

Westar Energy performs KGE’s cash management function, including cash receipts and disbursements. An intercompany account is used to record net receipts and disbursements between Westar Energy and KGE and between KGE and WR Receivables Corporation. KGE’s net amount payable to affiliates approximated $25.9 million at June 30, 2003 and $24.1 million at December 31, 2002. These intercompany charges have been eliminated in consolidation.

Westar Energy provides all employees utilized by KGE and allocates certain operating expenses to KGE. These expenses are allocated, depending on the nature of the expense, based on allocation studies, net investment, number of customers, and/or other appropriate factors. We believe such allocation procedures are reasonable.

13.    POTENTIAL SALE OF UTILITY ASSETS

On October 14, 2002, we announced an agreement with Midwest Energy, Inc. (Midwest Energy) for the sale to Midwest Energy of a portion of our transmission and distribution assets and rights to provide service to customers in an area of central Kansas. The sale will affect about 10,000 customers, or about 1.5% of our total customers, over 895 square miles. Both the KCC and FERC have issued orders approving the transaction on terms acceptable to us and Midwest Energy. Subject to the satisfaction of other customary closing conditions, we expect this transaction to close in August 2003. From time to time we may consider similar transactions.

14.    SEGMENTS OF BUSINESS

Previously, we identified three reportable segments: Electric Utility, Monitored Services and Other. As a result of classifying our monitored services businesses as discontinued operations (see Note 11), we now have two reportable segments: Electric Utility and Other.

–	Electric Utility consists of our integrated electric utility operations, including the generation, transmission and distribution of power to our retail customers in Kansas and to wholesale customers, and our power marketing activities.

–	Other includes our ownership interest in ONEOK, the discontinued operations of our monitored services businesses and other investments in the aggregate not material to our business or results of operations.

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

Three Months Ended June 30, 2003

	Electric Utility	Other (a)	Total
	(In Thousands, Except Per Share Amounts)
Sales	$345,885	$—	$345,885

Earnings (loss) before income taxes	35,647	(6,428)	29,219

Results of discontinued operations, net of tax	—	6,378	6,378

Earnings per share	$0.33	$0.06	$0.39

Three Months Ended June 30, 2002

	Electric Utility	Other (b)	Total
	(In Thousands, Except Per Share Amounts)
Sales	$332,715	$—	$332,715

Earnings (loss) before income taxes	(5,960)	13,400	7,440

Results of discontinued operations, net of tax	—	1,022	1,022

Earnings (loss) per share	$(0.04)	$0.17	$0.13

Six Months Ended June 30, 2003
	Electric Utility	Other (c)	Total
	(In Thousands, Except Per Share Amounts)
Sales	$691,318	$—	$691,318

Earnings (loss) before income taxes	69,439	(11,036)	58,403

Results of discontinued operations, net of tax	—	110,200	110,200

Earnings per share	$0.62	$1.48	$2.10
Six Months Ended June 30, 2002
	Electric Utility	Other (d) (e)	Total
	(In Thousands, Except Per Share Amounts)
Sales	$649,702	$252	$649,954

Earnings (loss) before income taxes	(36,918)	43,731	6,813

Results of discontinued operations, net of tax	—	(751,264)	(751,264)

Loss per share	$(0.24)	$(10.07)	$(10.31)

(a)    Earnings per share include investment earnings of $5.0 million of ONEOK preferred dividends.

(b)    Earnings per share include investment earnings of $9.3 million of ONEOK preferred dividends.

(c)    Earnings per share include investment earnings of $11.6 million of ONEOK preferred dividends and a gain of $9.2 million, net of $6.1 million tax, on the sale of ONEOK stock.

(d)    Sales are from a wholly owned subsidiary of Westar Industries providing paging services, which was sold during the first quarter of 2002.

(e)    Earnings per share include investment earnings of $18.6 million of ONEOK preferred dividends and a one-time payment of approximately $14.2 million related to a partial recovery of an investment in a power project in the People’s Republic of China.

	Electric Utility	Other	Total
	(Dollars in Thousands)
Identifiable assets at June 30, 2003	$5,345,240	$1,363,688	$6,708,928
Identifiable assets at December 31, 2002	5,137,228	1,603,097	6,740,325
Percent change	4.0%	(14.9)%	(0.5)%

15.    PURCHASE OF DEBT SECURITIES

We purchased $58.8 million face value of our debt securities on the open market and recognized a loss of $1.8 million, net of $1.2 million tax, for the three months ended June 30, 2003. We purchased $106.7 million face value of our debt securities and recognized a gain of approximately $40,000, net of $27,000 tax, for the same period in 2002. These amounts include the losses related to the change in the fair value of the call option associated with our 6.25% senior unsecured putable/callable notes of $1.2 million, net of $0.8 million tax, and $2.0 million, net of $1.3 million tax, for the three months ended June 30, 2003 and 2002, respectively.

We purchased $138.1 million face value of our debt securities on the open market and recognized a loss of $5.3 million, net of $3.5 million tax, for the six months ended June 30, 2003. We purchased $198.1 million face value of our debt securities and recognized a loss of approximately $0.5 million, net of $0.3 million tax, for the same period in 2002. These amounts include losses related to the change in the fair value of the call option associated with our 6.25% senior unsecured putable/callable notes of $4.8 million, net of $3.2 million tax, and $4.6 million, net of $3.0 million tax, for the six months ended June 30, 2003 and 2002, respectively.

16.    POTENTIAL LIABILITIES TO DAVID C. WITTIG AND DOUGLAS T. LAKE

On June 13, 2003, we filed a demand for arbitration with the American Arbitration Association asserting claims against Mr. Wittig and Mr. Lake arising out of their previous employment with us. Among other things, we are seeking to recover compensation and benefits previously paid to Mr. Wittig and Mr. Lake and to avoid compensation and other benefits Mr. Wittig and Mr. Lake claim to be owed to them as a result of their previous employment with us. See Note 35 of the Notes to Consolidated Financial Statements in our 2002 Form 10-K, “Potential Liabilities to David C. Wittig and Douglas T. Lake,” for additional information about our potential liabilities to Mr. Wittig and Mr. Lake. We are unable to predict the outcome of the arbitration.

17.    SUBSEQUENT EVENT – SALE OF ACCOUNTS RECEIVABLE

On July 23, 2003, the term of the agreement pursuant to which Westar Energy and KGE transfer an undivided percentage ownership interest in a revolving pool of our accounts receivable arising from the sale of electricity to a multi-seller conduit administered by an independent financial institution through the use of a special purpose entity (SPE) was extended through July 21, 2004. For additional information, see Note 5 of the Notes to Consolidated Financial Statements in our 2002 Form 10-K, “Accounts Receivable.”

WESTAR ENERGY, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in our 2002 Form 10-K, and should be read in conjunction with that report. In this section, we discuss the general financial condition, significant changes and operating results for Westar Energy and our subsidiaries. We explain:

–	what factors impact our business,
–	what our earnings and costs were for the three and six months ended June 30, 2003 and 2002,
–	why these earnings and costs differ from period to period,
–	how our earnings and costs affect our overall financial condition, and
–	any other items that particularly affect our financial condition or earnings.

SUMMARY OF SIGNIFICANT ITEMS

Discontinued Operations

The Debt Reduction Plan approved by our board of directors (as discussed in Note 3 of the Notes to Consolidated Financial Statements, “Rate Matters and Regulation”) provides for the sale of our interests in Protection One Europe with a targeted closing of mid-2003 and the sale of our interest in Protection One with a targeted closing by late 2003 or early 2004. In connection with this decision, we classified our monitored security businesses as discontinued operations in the accompanying consolidated financial statements. The consolidated financial statements have also been reclassified to conform to discontinued operations treatment for all historical periods presented. The amounts associated with these discontinued operations are included in our Other segment. See Note 14 of the Notes to Consolidated Financial Statements, “Segments of Business,” for further information relating to our Other segment.

As discontinued operations, we are required to estimate the net realizable proceeds from the sale of our monitored services businesses. We sold our interest in Protection One Europe on June 30, 2003 and have used actual sale proceeds to calculate the loss from discontinued operations related to Protection One Europe. An independent appraisal firm provided the estimate of the net realizable proceeds of the sale of Protection One. We have recorded the investment at the estimate of the net proceeds that we anticipate will be realized from the sales.

Prior to classifying our monitored services businesses as discontinued operations, we were unable to record a tax benefit for a significant portion of the goodwill impairment and amortization charges and losses of our monitored services businesses recorded in prior years. Upon classification as discontinued operations, GAAP requires the current recognition of any tax benefit that will be realized in the foreseeable future, net of any required valuation allowance. Currently we estimate the total tax benefits associated with the sale of our monitored services businesses to be approximately $338.8 million. Based upon our plan to sell our ONEOK investment, we estimate that it is likely that we will be able to realize approximately $166.6 million of these tax benefits. Therefore, we have recorded a $172.2 million valuation allowance for that portion of the tax benefit that we estimate may not be realizable in the foreseeable future.

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

See Note 11 of the Notes to Consolidated Financial Statements, “Discontinued Operations,” for additional information.

KCC Orders and Debt Reduction and Restructuring Plan

On November 8, 2002, the KCC issued an order directing us to file a financial plan and to address additional concerns regarding our level of debt and the structure of our company. Following our filing of a motion for reconsideration and clarification of this order, the KCC issued an order on December 23, 2002 providing further direction in these matters. These orders led us to file the Debt Reduction Plan with the KCC on February 6, 2003.

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

On July 21, 2003, we and Westar Industries entered into the Stipulation with the KCC staff and certain other intervenors in the docket considering the Debt Reduction Plan. In the Stipulation, the parties to the Stipulation asked the KCC to issue an order approving the Debt Reduction Plan, subject to the terms and conditions of the Stipulation. The KCC issued an order approving the Stipulation on July 25, 2003. The principal terms of the Stipulation are as follows:

•	We agree to fully implement the Debt Reduction Plan by December 31, 2004, unless prevented by events beyond our control, in which case the deadline for implementation may be extended by the KCC upon a proper showing by us.

•	We commit to reduce our debt to a level consistent with investment grade bond ratings and to have a capital structure containing at least 40% common equity by December 31, 2004. This commitment replaces a requirement imposed in a previous KCC order that we reduce utility debt to $1.67 billion by August 1, 2003.

•	We will file a request for a change in rates on May 1, 2005, based on a test year consisting of the twelve months ending December 31, 2004. Prior to May 1, 2005, we will not make a filing to increase our Kansas jurisdictional electric rates and the other parties to the Stipulation will not file a rate complaint or motion for us to show cause why our rates should not be reduced.

•	We will pay rebates to our Kansas jurisdictional customers on May 1, 2005 in the amount of $10.5 million and on January 1, 2006 in the amount of $10 million. We will also pay a rebate to customers of the amounts we recover from Mr. Wittig and Mr. Lake for compensation totaling approximately $2.3 million paid to them that was included in our electric rates during calendar years 1998 through 2002, net of costs incurred by us to effect such recovery. See Note 16 of the Notes to Consolidated Financial Statements, “Potential Liabilities to David C. Wittig and Douglas T. Lake,” for more information about our efforts to recover compensation from Mr. Wittig and Mr. Lake.

•	Westar Industries will transfer to Westar Energy all of its stock in ONEOK and all of its cash in excess of $2 million within 30 days of the date of the order. These transfers are intercompany transactions and will not result in any change to the amounts reported on our consolidated financial statements.

The Debt Reduction Plan and certain of the related KCC orders discussed above are discussed in further detail in our 2002 Form 10-K.

March 11, 2003 KCC Order

On March 11, 2003, the KCC issued an order approving, with conditions, a partial stipulation entered into by us, Protection One and certain parties in the KCC docket considering the Debt Reduction Plan. The order, among other things, (a) authorized us to make a payment to Protection One of approximately $20 million for the 2002 tax year under the tax sharing agreement with Protection One, (b) authorized Westar Industries to extend the maturity date of the credit facility it provides to Protection One to January 5, 2005, (c) reduced the amount that may be advanced to Protection One under the credit facility to $228.4 million, and (d) authorized us to pay approximately $3.6 million to Protection One as reimbursement for aviation services provided by a subsidiary of Protection One and for the repurchase of our common and preferred stock held by Protection One.

Changes in ONEOK Ownership

On January 9, 2003, we announced that Westar Industries had entered into an agreement with ONEOK to sell ONEOK a portion of the shares of ONEOK Series A Convertible Preferred Stock held by Westar Industries at the prevailing market price of ONEOK common stock, less transaction costs, and to exchange Westar Industries’ remaining shares of Series A Convertible Preferred Stock for new shares of ONEOK Series D Non-Cumulative Convertible Preferred Stock. On February 5, 2003, ONEOK repurchased from Westar Industries 9,038,755 shares of its Series A Convertible Preferred Stock, which were convertible into 18,077,511 shares of common stock. We received $300 million as a result of this sale. We recorded a gain of $9.2 million, net of $6.1 million tax, on this transaction.

Westar Industries also exchanged its remaining shares of Series A Convertible Preferred Stock for 21,815,386 new shares of ONEOK’s Series D Convertible Preferred Stock. A shelf registration statement with respect to the sale of the Series D Convertible Preferred and common stock held by Westar Industries has been filed by ONEOK and declared effective. Future sales will be subject to various conditions, including future market conditions. The terms of the Series D Convertible Preferred Stock and the amended terms of a shareholder agreement and registration rights agreement are discussed in our 2002 Form 10-K.

In 2002 and prior periods, we accounted for our ONEOK common stock investment under the equity method of accounting. As a result of changes in our shareholder agreement and registration rights agreement with ONEOK, on January 1, 2003, we began accounting for our ONEOK common stock investment as an available-for-sale security under SFAS No. 115. Under SFAS No. 115, the ONEOK common stock is considered available-for-sale and will be recorded at quoted market value with changes in the value recorded in other comprehensive income. We will begin accounting for our ONEOK Series D Convertible Preferred Stock investment under this method if and when a public market for these securities develops.

On August 5, 2003, Westar Industries priced a secondary offering of 9,500,000 shares of ONEOK common stock at a public offering price of $19.00 per share, which will result in gross proceeds of approximately $180.5 million. The transaction is expected to close August 11, 2003. Westar Industries will sell 9,500,000 shares of ONEOK common stock in the public offering, consisting of 1,605,263 shares of ONEOK common stock and 7,894,737 shares of ONEOK Series D Convertible Preferred Stock that will be converted into ONEOK common stock immediately prior to closing. At the same time as the public offering, ONEOK will repurchase from Westar Industries 2,631,579 shares of ONEOK common stock at the public offering price of $19.00 per share, or $50.0 million of additional proceeds. Our underwriter for the public offering has been granted an option to purchase up to an additional 1,425,000 shares of ONEOK common stock to cover over-allotments, if any. Following these transactions, assuming the over-allotment option is not exercised, we will own 477,592 shares of ONEOK common stock and 13,920,649 shares of ONEOK Series D Convertible Preferred Stock, which represents an approximate 15% ownership interest in ONEOK assuming conversion of the remaining ONEOK Series D Convertible Preferred Stock. The Transaction Agreement and Underwriting Agreement relating to these transactions were filed on Form 8-K on August 6, 2003.

Call Option

In August 1998, we entered into a call option with an investment bank related to the issuance of $400 million of our 6.25% senior unsecured notes that have a final maturity of August 15, 2018 and are putable and callable on August 15, 2003 (the putable/callable notes).

At the time of issuance of the notes in 1998, we were not required by GAAP to account separately for the call option. However, when we began retiring these putable/callable notes as a part of our overall debt reduction strategy, the portion of the call option associated with the retired notes became a free-standing option required to be treated as a derivative instrument under SFAS No. 133. In addition, under SFAS No. 133, we are required to mark-to-market changes in the anticipated amount of the liability related to the portion of the $400 million in notes that have been retired so that our balance sheets reflect the current fair value of the free standing portion of the call option. For the three months ended June 30, 2003, we recorded a total mark-to-market charge of $1.2 million, net of

$0.8 million tax, compared to a charge of $3.7 million, net of $2.5 million tax, for the same period of 2002, related to the call option. For the six months ended June 30, 2003, we recorded a total mark-to-market charge of $6.1 million, net of $4.0 million tax, compared to a charge of $5.4 million, net of $3.5 million tax, for the same period of 2002. Additional information is available in our 2002 Form 10-K.

In the second quarter of 2003, we locked in the settlement cost associated with the call option by purchasing a new call option at a cost of $65.8 million. The portion of the new call option that relates to the portion of debt still outstanding is treated as a cash flow hedge for accounting purposes. Changes in the value of this instrument are reflected in other comprehensive income. For the three and six months ended June 30, 2003, we recorded $3.0 million, net of $2.0 million tax, in other comprehensive income as a result of the change in the market value of the cash flow hedge.

During the three and six months ended June 30, 2003, we purchased $11.5 million and $47.7 million, respectively, face value of our putable/callable notes in the open market.

We have deposited $101.7 million with the trustee to retire the remaining putable/callable notes. This amount represents approximately $98.7 million of principal and $3.0 million of prepaid interest. When the putable/callable notes are paid on August 15, 2003, we will recognize a charge of $8.6 million, net of $5.6 million tax. This amount reflects the remaining liability associated with the original call option net of the change in the value of the new call option we purchased in the second quarter of 2003, which is currently reported in other comprehensive income.

CRITICAL ACCOUNTING POLICIES

Since December 31, 2002, we have not experienced any significant changes in our critical accounting policies for our continuing operations. For additional information on our critical accounting policies, see our 2002 Form 10-K.

OPERATING RESULTS OF OUR BUSINESS SEGMENTS

Previously, we identified three reportable segments: Electric Utility, Monitored Services and Other. As a result of classifying our monitored services businesses as discontinued operations (see Note 11 of the Notes to Consolidated Financial Operations, “Discontinued Operations”), we now have two reportable segments: Electric Utility and Other.

–	Electric Utility consists of our integrated electric utility operations, including the generation, transmission and distribution of power to our retail customers in Kansas and to wholesale customers, and our power marketing activities.

–	Other includes our ownership interest in ONEOK, the discontinued operations of our monitored services businesses and other investments in the aggregate not material to our business or results of operations.

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

Electric Utility

Our electric sales for the three and six months ended June 30, 2003 and 2002 were as follows:

	Three Months Ended June 30,
	2003	2002	% Change
	(Dollars in Thousands)
Residential	$92,689	$98,797	(6.2)
Commercial	93,577	95,196	(1.7)
Industrial	60,954	61,233	(0.5)

Subtotal	247,220	255,226	(3.1)
Network Integration (a)	14,940	14,923	0.1
Other (b)	12,751	11,328	12.6

Total retail	274,911	281,477	(2.3)
Power Marketing/Wholesale and Interchange	70,974	51,238	38.5

Total	$345,885	$332,715	4.0

	Six Months Ended June 30,
	2003	2002	% Change
	(Dollars in Thousands)
Residential	$186,200	$187,411	(0.6)
Commercial	176,646	176,390	0.1
Industrial	118,285	117,445	0.7

Subtotal	481,131	481,246	—
Network Integration (a)	29,861	29,901	(0.1)
Other (b)	26,017	21,356	21.8

Total retail	537,009	532,503	0.8
Power Marketing/Wholesale and Interchange	154,309	117,199	31.7

Total	$691,318	$649,702	6.4

(a)    Network Integration: Reflects a network transmission tariff that requires us to pay to the Southwest Power Pool (SPP) all expenses associated with transporting power. The expense for the three and six months ended June 30, 2003 was $16.1 million and $32.2 million, respectively, compared to $16.2 million and $32.4 million for the same periods of 2002, respectively. The SPP then pays us for transmitting power to the point of delivery into our retail distribution system. These receipts from the SPP are reflected in revenues in the network integration classification.

(b)    Other: Includes public street and highway lighting and miscellaneous electric revenues.

The following tables reflect changes in electric sales volumes, as measured by thousands of megawatt hours (MWh) of electricity, for the three and six months ended June 30, 2003 and 2002. No sales volumes are shown for network integration or power marketing because these activities are not related to electricity we generate.

	Three Months Ended June 30,
	2003	2002	% Change
	(Thousands of MWh)
Residential	1,278	1,400	(8.7)
Commercial	1,680	1,703	(1.4)
Industrial	1,373	1,379	(0.4)
Other	26	26	—

Total retail	4,357	4,508	(3.3)
Wholesale and Interchange	2,056	1,979	3.9

Total	6,413	6,487	(1.1)

	Six Months Ended June 30,
	2003	2002	% Change
	(Thousands of MWh)
Residential	2,650	2,714	(2.4)
Commercial	3,187	3,156	1.0
Industrial	2,677	2,655	0.8
Other	54	54	—

Total retail	8,568	8,579	(0.1)
Wholesale and Interchange	4,543	4,509	0.8

Total	13,111	13,088	0.2

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002:    Total energy sales increased $13.2 million, or 4%, due primarily to higher prices in the wholesale energy market. A decline in total retail energy sales partially offset this increase. In our service territory, the second quarter of 2003 was cooler than the same period of 2002, which resulted in customers using less energy to cool their homes. Cost of sales is comprised of fuel used for generation and purchased power expense. Cost of sales decreased $4.4 million, or 5%, due to a decline in fuel expense primarily because the Wolf Creek outage in the second quarter of 2002 caused us to use more expensive sources of generation during the 2002 period.

Operating expenses decreased $3.5 million primarily as a result of a charge of $9.0 million related to the exchange of RSUs for common stock in the second quarter of 2002.

As a result of the above factors, income from operations increased $21.0 million, which was the primary reason earnings per share changed from a loss of $0.04 per share for the three months ended June 30, 2002 to earnings of $0.33 per share for the same period of 2003.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002:    Total energy sales increased $41.6 million, or 6%, due primarily to higher wholesale energy market prices. Retail energy sales remained constant. Retail energy sales were higher in the first quarter of 2003 than 2002, but were offset by lower retail energy sales in the second quarter of 2003 compared to 2002. Cost of sales decreased $2.9 million, or 2%, due to decreased fuel expense as discussed above.

Operating expenses decreased $35.6 million primarily as a result of a decrease in selling, general and administrative expenses and a decline in depreciation and amortization expense. Selling, general and administrative expenses decreased $28.5 million due primarily to a $36 million charge in 2002 related to a voluntary separation program and a charge of $9.0 million related to the exchange of RSUs for common stock in the second quarter of 2002. This decrease was partially offset by $6.7 million in charges related to the Special Committee investigation in 2003. Depreciation and amortization expense decreased $5.6 million due primarily to the adoption of new depreciation rates on April 1, 2002.

As a result of the above factors, income from operations increased $80.1 million, while our loss of $0.24 per share for the six months ended June 30, 2002 changed to earnings of $0.62 per share for the same period of 2003.

Other

Other includes our ownership interest in ONEOK, the discontinued operations of our monitored services businesses and other investments in the aggregate not material to our business or results of operations. Details concerning earnings per share attributable to this segment are as follows:

	Three Months Ended June 30,
	2003	2002
	(In Thousands, Except Per Share Amounts)
Earnings (loss) before income taxes	$(6,428)	$13,400
Results of discontinued operations, net of tax	6,378	1,022
Earnings per share	$0.06	$0.17

	Six Months Ended June 30,
	2003	2002
	(In Thousands, Except Per Share Amounts)
Sales	$—	$252
Earnings (loss) before income taxes	(11,036)	43,731
Results of discontinued operations, net of tax	110,200	(751,264)
Earnings (loss) per share	$1.48	$(10.07)

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002:    Earnings (loss) before income taxes decreased $19.8 million for the three months ended June 30, 2003 compared to the same period of 2002. This decrease is primarily the result of intercompany interest expense of $12.9 million owed by Westar Industries to Westar Energy in 2003 that was not charged in 2002. Contributing to the decline is a reduction in investment earnings of $5.1 million, primarily as a result of the decline in investment earnings received from ONEOK. We also recognized a loss on extinguishment of debt of $3.0 million in 2003 compared to a gain of approximately $67,000 in 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002:    Sales are from a wholly owned subsidiary of Westar Industries providing paging services, which was sold during the first quarter of 2002. Earnings (loss) before income taxes decreased $54.8 million for the six months ended June 30, 2003 compared to the same period of 2002. The decrease is primarily the result of intercompany interest expense of $26.8 million owed by Westar Industries to Westar Energy in 2003 that was not charged in 2002.

Contributing to the decline in earnings (loss) before income taxes is a reduction in investment earnings of $16.5 million, from $48.4 million in 2002 to $31.9 million in 2003. Investment earnings decreased due primarily to a decline in investment earnings received from ONEOK and a one-time payment of approximately $14.2 million related to a partial recovery of an investment in a power project in the People’s Republic of China that was received during the first quarter of 2002. Partially offsetting the decline in investment earnings was a gain of $15.3 million on the sale of ONEOK stock.

Selling, general, and administrative expense increased $3.4 million due primarily to the cost to terminate a plane lease in the first quarter of 2003. We also recognized a loss on extinguishment of debt of $8.8 million in 2003 compared to $0.8 million in 2002.

We had a gain on discontinued operations for the six months ended June 30, 2003 of $110.2 million, compared to a loss on discontinued operations for the same period of 2002 of $751.3 million. These were the primary reasons for the change from loss per share in 2002 to earnings per share in 2003 for the other segment.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We believe we will have sufficient cash to fund future operations of our business, debt reductions, including the rebates to customers we are required to make in 2005 and 2006, and the payment of dividends, from a combination of cash on hand, cash flow, proceeds from the sales of our non-utility and non-core assets and available borrowings under our revolving credit facility. Uncertainties affecting our ability to meet these requirements include, among others, the factors affecting sales described above, economic conditions, including the impact of inflation on operating expenses, regulatory actions, including the KCC orders received in the last quarter of 2002 and first quarter of 2003, our ability to implement the Debt Reduction Plan and compliance with future environmental regulations.

As of June 30, 2003, our total outstanding long-term debt was approximately $2.9 billion. In addition, as of June 30, 2003, our long-term liabilities included $214.5 million related to outstanding mandatorily redeemable preferred securities. This large amount of indebtedness could have a negative impact on, among other things, our ability to obtain additional financing in the future for working capital, capital expenditures and general corporate purposes and our ability to withstand a downturn in our business or the economy in general.

At June 30, 2003, current maturities of long-term debt decreased $48.6 million from December 31, 2002 due primarily to the repurchase of 6.25% senior unsecured putable/callable notes to be paid by August 15, 2003.

Capital Resources

We had $135.8 million in unrestricted cash and cash equivalents at June 30, 2003. We consider cash equivalents to be highly liquid investments with a maturity of three months or less when purchased. At June 30, 2003, we also had $250.4 million of restricted cash classified as a current asset and $32.9 million of restricted cash classified as a long-term asset. The following table details our restricted cash as of June 30, 2003:

	Restricted Cash Current Portion	Restricted Cash Long-term Portion
	(In Thousands)
Funds in trust for debt repayments	$241,943	$—
Prepaid capacity and transmission agreement	2,016	29,302
Collateralized letters of credit	—	1,400
Collateralized surety bonds	—	2,209
Cash held in escrow as required by certain letters of credit and various other deposits	6,395	—

Total	$250,354	$32,911

We had $149 million of available borrowings under our revolving credit facility at June 30, 2003.

The Debt Reduction Plan provides for a systematic disposal of our non-utility and non-core assets and, if necessary, the issuance of equity securities. The proceeds of these transactions will be used to reduce debt. We may reduce debt pursuant to terms stated in the debt agreements or through open market purchases or tender offers.

Cash Flows from Operating Activities

Cash provided by operating activities was $110.9 million for the six months ended June 30, 2003, compared to cash provided by operating activities of $23.8 million for the same period of 2002. Cash provided by operating activities for 2002 was low due primarily to severance and storm restoration costs incurred in the first quarter of 2002 and due to changes in working capital.

Cash Flows from (used in) Investing Activities

Cash provided by investing activities was $162.8 million for the six months ended June 30, 2003, compared to cash used in investing activities of $53.7 million for the same period of 2002, primarily attributable to proceeds from the sale of ONEOK stock of $300 million, which was partially offset by the purchase of the new call option investment. See Note 5 of the Notes to Consolidated Financial Statements, “Call Option,” for additional information related to the call option.

Cash Flows (used in) from Financing Activities

We used net cash flows in financing activities of $272.4 million for the six months ended June 30, 2003, compared to net cash flows provided by financing activities of $68.0 million for the same period of 2002. In 2003, cash was used in financing activities for the retirement of long-term debt, funds placed in a trust for debt repayment, and the payment of dividends on our common stock. In 2002, an increase in long-term debt was the principal source of cash flows from financing activities and was used to reduce short-term debt, retire long-term debt, place funds in a trust to be used for debt repayment, pay dividends on our common stock and redeem a portion of our preferred and common stock.

Contractual Obligations and Commercial Commitments

Since December 31, 2002, we have not experienced any material changes in our contractual obligations and commercial commitments for continuing operations in the ordinary course of business. For additional information on our contractual obligations and commercial commitments, see our 2002 Form 10-K.

Sale of Accounts Receivable

On July 28, 2000, Westar Energy and KGE entered into an agreement under which we transfer an undivided percentage ownership interest in a revolving pool of our accounts receivable arising from the sale of electricity to a multi-seller conduit administered by an independent financial institution through the use of a SPE. We account for this transfer as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The agreement is annually renewable upon agreement by all parties. On July 23, 2003, the term of the agreement pursuant to which Westar Energy and KGE transfer an undivided percentage ownership interest in a revolving pool of our accounts receivable arising from the sale of electricity to a multi-seller conduit administered by an independent financial institution through the use of a special purpose entity was extended through July 21, 2004.

We record administrative expense on the undivided interest owned by the conduit, which was $0.6 million and $1.3 million for the three and six months ended June 30, 2003, respectively, compared to $0.6 million and $1.2 million for the same periods of 2002. These expenses are included in other income (expense) in our consolidated statements of income.

The outstanding balance of SPE receivables was $66.4 million at June 30, 2003 and $48.2 million at December 31, 2002, which is net of an undivided interest of $100.0 million and $110.0 million, respectively, in receivables sold by the SPE to the conduit. Our retained interest in the SPE’s receivables is reported at fair value and is subordinate to, and provides credit enhancement for, the conduit’s ownership interest in the SPE’s receivables. Our retained interest is available to the conduit to pay any fees or expenses due to the conduit and to absorb all credit losses incurred on any of the SPE’s receivables. The retained interest is included in accounts receivable, net, in our consolidated balance sheets.

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

Consolidation of Variable Interest Entities

In January 2003, FASB issued FIN 46, which provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required when FIN 46 becomes effective if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN 46. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. For those variable interest entities created or obtained on or before January 31, 2003, we must apply the provisions of FIN 46 by the third quarter of 2003. We are currently evaluating the effect of FIN 46.

Pension Obligation

Our pension plan assets and liabilities are measured using assumptions, which include discount rates, compensation rates and past and future estimated plan asset returns. Due to a decrease in interest rates and a corresponding decrease in the discount rates used to estimate our pension liabilities, our pension plan assets may fall below required levels with respect to the related accumulated benefit obligation at our next measurement date. The combined effects of these factors could result in the recognition of additional liabilities. We anticipate that at December 31, 2003, we may be required to incur a charge to equity, make additional cash contributions or a combination of each. The amounts, if any, will depend on plan asset performance for the year and the discount rate in effect when the plan liabilities are measured. We are unable to determine the financial impact at this time, which may or may not be material.

OTHER INFORMATION

Potential Sale of Utility Assets

On October 14, 2002, we announced an agreement with Midwest Energy for the sale to Midwest Energy of a portion of our transmission and distribution assets and rights to provide service to customers in an area of central Kansas. The sale will affect about 10,000 customers, or about 1.5% of our total customers, over 895 square miles. Both the KCC and FERC have issued orders approving the transaction on terms acceptable to us and Midwest Energy. Subject to the satisfaction of other customary closing conditions, we expect this transaction to close in August 2003. From time to time we may consider similar transactions.

Employees

Our contract with Local 304 and Local 1523 of the International Brotherhood of Electrical Workers extended through June 30, 2003. We reached an agreement to extend the contract through June 30, 2005. The extension provides for wage increases of 2.25% and 2.5%, respectively, for each of the next two years to all classifications of employees covered by the contract. The contract covers approximately 1,150 employees as of June 30, 2003.

Related Party Transactions

Significant transactions between us and Westar Industries and some of our other subsidiaries and related parties are described below. Some of these transactions have been eliminated in the preparation of our consolidated financial statements.

ONEOK Shared Services Agreement

We and ONEOK have shared services agreements in which we provide and bill one another for facilities, utility field work, information technology, customer support, meter reading and bill processing. ONEOK gave us notice of termination of this shared services agreement effective December 2003. We currently expect the termination to be effective September 2004. We expect termination of this agreement will increase our annual costs to provide these services by approximately $7 to $10 million.

Protection One Shared Services Agreement

We provide administrative services to Protection One pursuant to service agreements, including accounting, tax, audit, human resources, legal, purchasing and facilities services. Fees for these services are based upon various hourly charges, negotiated fees and out-of-pocket expenses. Protection One incurred charges of $1.1 million for the three months ended June 30, 2003 and $1.5 million for the three months ended June 30, 2002. Protection One incurred charges of $2.3 million for the six months ended June 30, 2003 and $3.1 million for the same period of 2002.

Protection One Credit Facility

Westar Industries is the lender under Protection One’s senior credit facility. Effective March 11, 2003, the senior credit facility was amended to add a change of control provision in favor of Westar Industries and to decrease the maximum borrowing capacity to $228.4 million. Effective June 20, 2003, the senior credit facility was amended to extend the maturity date of the senior credit facility to January 5, 2005 and increase the applicable borrowing rates. Protection One paid a fee of $0.5 million to Westar Industries in connection with this amendment.

In June 2003, Westar Industries paid $0.5 million to Protection One for a refund of pro rata fees previously paid by Protection One to Westar Industries for increased credit facility capacity, which was later reduced by the March 11, 2003 KCC Order.

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

In June 2003, Westar Industries paid $0.5 million to Protection One for the trademark associated with Protection One Europe as required due to the sale

Tax Sharing Agreement

We have a tax sharing agreement with Protection One. This pro rata tax sharing agreement allows Protection One to be reimbursed for current tax benefits utilized in our consolidated tax return. We and Protection One are eligible to file on a consolidated basis for tax purposes so long as we maintain an 80% ownership interest in Protection One. On March 11, 2003, the KCC issued an order that allows us to make a cash payment to Protection One of approximately $20 million for tax year 2002. If the actual amount of tax benefits utilized in our consolidated tax return is higher than $20 million, we will request KCC approval to pay any additional amount. We cannot predict the actual amount or any action the KCC may take regarding this matter. We expect to make this payment later this year.

Transactions Between Westar Energy and KGE

Westar Energy performs KGE’s cash management function, including cash receipts and disbursements. An intercompany account is used to record net receipts and disbursements between Westar Energy and KGE and between KGE and WR Receivables Corporation. KGE’s net amount payable to affiliates approximated $25.9 million at June 30, 2003 and $24.1 million at December 31, 2002. These intercompany charges have been eliminated in consolidation.

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

In 2002, due to the increased availability of our coal units and because we began burning more oil as use of oil became more economically favorable than gas, we did not burn our forecasted amount of natural gas. In September 2002, we determined that we had over-hedged approximately 12,000,000 MMBtu for the remaining period of the hedge. As a result of the discontinuance of this portion of the cash flow hedge, we recognized a gain in earnings of $4.0 million. As of June 30, 2003, we forecasted a notional volume of 6,250,000 MMBtu for the remainder of the hedged period through July 2004. Our use of hedge accounting is contingent on burning sufficient quantities of natural gas to meet our forecasts. If we fail to meet those forecasts, we could lose our ability to use hedge accounting, which could result in greater volatility to our results of operations due to fluctuating natural gas prices. We operate our system in the most economical manner and will continue to do so by using the pricing systems available to us.

Effective October 4, 2001, we entered into a $500 million interest rate swap agreement with a term of two years. At that time, the effect of the swap agreement was to fix the annual interest rate on the term loan at 6.18%. In June 2002, we refinanced the term loan associated with this swap, which increased the effective rate of the swap to 6.43%. At June 30, 2003, the variable rate in effect for the term loan was 4.32%. Changes in the fair value of this cash flow hedge are due to fluctuations in the variable interest rate.

In the second quarter of 2003, we locked in a settlement cost associated with a call option related to our 6.25% senior unsecured notes by purchasing a new call option at a cost of $65.8 million. The portion of the new call option that relates to the portion of debt still outstanding is treated as a cash flow hedge for accounting purposes. See Note 5 of the Notes to Consolidated Financial Statements, “Call Option,” for further information relating to the call option.

The following table summarizes the effects our natural gas hedge, interest rate swap and call option hedge had on our financial position and results of operations for the three and six months ended June 30, 2003:

	Natural Gas Hedge (a)	Interest Rate Swap	Call Option Hedge	Total Cash Flow Hedges
	(Dollars in Thousands)
As of June 30, 2003:
Fair value of derivative instruments:
Current	$7,825	$3,904	$21,231	$32,960
Long-term	3,117	—	—	3,117

Total	$10,942	$3,904	$21,231	$36,077

Three Months Ended June 30, 2003:
Change in amounts in accumulated other comprehensive income	$3,187	$2,724	$5,007	$10,918
Adjustment for gain included in net income	(1,110)	—	—	(1,110)
Estimated income tax expense	(826)	(1,084)	(1,991)	(3,901)

Net Comprehensive Gain	$1,251	$1,640	$3,016	$5,907

Six Months Ended June 30, 2003:
Change in amounts in accumulated other comprehensive income	$6,918	$4,857	$5,007	$16,782
Adjustment for gain included in net income	(1,110)	—	—	(1,110)
Estimated income tax expense	(2,310)	(1,932)	(1,991)	(6,233)

Net Comprehensive Gain	$3,498	$2,925	$3,016	$9,439

Anticipated reclassifications to earnings in the next 12 months (b)	$7,825	$3,904	$21,231	$32,960

Duration of hedge designation as of June 30, 2003	13 months	4 months	2 months	—

(a)	Natural gas hedge assets and liabilities are classified in the balance sheets as energy trading contracts. Due to the volatility of gas commodity prices, it is probable that gas prices will increase and decrease over the remaining 13 months that these relationships are in place.
(b)	The actual amounts that will be reclassified to earnings could vary materially from this estimated amount due to changes in market conditions.

Fair Value of Energy Trading Contracts

The tables below show fair value of energy trading contracts outstanding for the six months ended June 30, 2003, their sources and maturity periods:

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding at the beginning of the period	$9,643
Less contracts realized or otherwise settled during the period	7,144
Plus fair value of new contracts entered into during the period	15,459

Fair value of contracts outstanding at the end of the period	$17,958

These contracts were valued through market exchanges and, where necessary, broker quotes and industry publications. The sources of the fair values of the financial instruments related to these contracts are summarized in the following table:

	Fair Value of Contracts at End of Period
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years
	(In Thousands)
Prices actively quoted (futures)	$15,108	$11,991	$3,117	$—	$—
Prices provided by other external sources (swaps and forwards)	8,671	4,359	4,312	—	—
Prices based on the Black Option Pricing model (options and other) (a)	(5,821)	(5,071)	(750)	—	—

Total fair value of contracts outstanding	$17,958	$11,279	$6,679	$—	$—

(a)	The Black Option Pricing model is a variant of the Black-Scholes Option Pricing model.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including market changes, changes in commodity prices, equity instrument investment prices and interest rates. Since December 31, 2002, we have not experienced any significant changes in our exposure to market risk except as related to our equity price risk as discussed below. For additional information on our market risk, see our 2002 Form 10-K, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Increase in Equity Price Risk

During 2002, we were not substantially exposed to equity price risk. As discussed in Note 4 of the Notes to Consolidated Financial Statements, “Changes in ONEOK Ownership,” on February 5, 2003 we sold a substantial portion of our equity investment in ONEOK. During 2003, we began accounting for the remainder of our ONEOK common stock investment as an available-for-sale security under SFAS No. 115, and marked to market its fair value through other comprehensive income. The value of our investment will increase or decrease approximately $26.5 million for every one-dollar change in the market price of this security.

ITEM 4.     CONTROLS AND PROCEDURES

As of June 30, 2003 an evaluation was carried out by our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. These controls and procedures were designed to ensure that material information relating to the company and its subsidiaries are communicated to the chief executive officer and the chief financial officer. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There have been no changes in our internal controls identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect internal controls.

WESTAR ENERGY, INC.

Part II.    Other Information

ITEM 1.    LEGAL PROCEEDINGS

Information on our legal proceedings is set forth in Notes 3, 9, 10 and 16 of the Notes to Consolidated Financial Statements, “Rate Matters and Regulation,” “Legal Proceedings,” “Special Committee Investigation,” and “Potential Liabilities to David C. Wittig and Douglas T. Lake,” respectively, which are incorporated herein by reference.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on June 16, 2003. At the meeting, the holders of 60,879,789 shares voted either in person or by proxy to elect three Class I directors. Mr. Chandler, Mr. Edwards and Mr. Irick were elected Class I directors to serve a term of three years.

	Votes
	For	Withheld
Charles Q. Chandler, IV	58,516,220	2,363,569
R. A. Edwards	58,534,396	2,345,393
Larry D. Irick	58,905,018	1,974,771

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended June 30, 2003

	31(b)	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended June 30, 2003

	32(a)	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended June 30, 2003 (furnished and not to be considered filed as part of the Form 10-Q)

(b) Reports on Form 8-K filed during the three months ended June 30, 2003:
Form 8-K filed May 9, 2003	— Announcement that Frank J. Becker and Gene A. Budig have resigned from our board of directors.

Form 8-K filed May 15, 2003	— Announcement of first quarter 2003 results, reporting earnings of $123.7 million, or $1.72 per share.

Form 8-K filed May 22, 2003

—     Announcement that our wholly owned subsidiary, Westar Industries, Inc., entered into a definitive agreement to divest its interest in Protection One Europe to two investment funds managed by ABN Amro Capital France.

Form 8-K filed June 13, 2003

—     Announcement that we filed a demand for arbitration with the American Arbitration Association asserting claims against David C. Wittig, our former chairman of the board, president and chief executive officer, and Douglas T. Lake, our former executive vice president and chief strategic officer, arising out of their previous employment with us.

Form 8-K filed June 25, 2003	— Announcement that Mollie Hale Carter and Arthur B. Krause were appointed to our board of directors and Larry D. Irick resigned from our board of directors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAR ENERGY, INC.

Date:	August 8, 2003	By:	/S/ MARK A. RUELLE
Mark A. Ruelle, Executive Vice President and Chief Financial Officer