Form 10-Q
period 2003-09-30
WESTAR ENERGY INC /KS
filed 2003-11-10
CIK 54507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	72,468,531 Shares
(Class)	(Outstanding at November 3, 2003)

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q are “forward-looking statements.” The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we “believe,” “anticipate,” “target,” “expect,” “pro forma,” “estimate,” “intend” and words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning:

•	capital expenditures,

•	earnings,

•	liquidity and capital resources,

•	litigation,

•	accounting matters,

•	possible corporate restructurings, acquisitions and dispositions,

•	the sale of assets proposed in our Debt Reduction and Restructuring Plan as approved by the Kansas Corporation Commission on July 25, 2003,

•	compliance with debt and other restrictive covenants,

•	interest and dividends,

•	environmental matters,

•	nuclear operations, and

•	the overall economy of our service area.

What happens in each case could vary materially from what we expect because of such things as:

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	economic conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather,

•	rate and other regulatory matters,

•	the impact of changes and downturns in the energy industry and the market for trading wholesale electricity,

•	the proposed sale of our interests in ONEOK, Inc.,

•	the proposed sale of our interest in Protection One, Inc.,

•	the federal grand jury subpoena by the United States Attorney’s Office requesting certain information,

•	the Securities and Exchange Commission’s review of our consolidated financial statements and other matters,

•	the outcome of the investigation being conducted by the Federal Energy Regulatory Commission regarding power trades with Cleco Corporation and its affiliates and other power marketing and transmission transactions,

•	political, legislative and regulatory developments,

•	regulatory, legislative and judicial actions,

•	the impact of the purported shareholder and employee class action lawsuits filed against us,

•	the impact of changes in interest rates,

•	changes in and the discount rate assumptions used for pension and other post-retirement and post-employment benefit liability calculations, as well as actual and assumed investment returns on pension plan assets,

•	changes in the expected tax benefits resulting from the expected loss on the proposed sale of our monitored services business and the expected gain from the sale of our remaining investment in ONEOK, Inc.,

•	homeland security considerations,

•	coal, natural gas and oil prices, and

•	other circumstances affecting anticipated operations, sales and costs.

These lists are not all-inclusive because it is not possible to predict all factors. This report should be read in its entirety and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002. No one section of the report deals with all aspects of the subject matter and additional information on some matters that could impact our operations and financial results may be included in our Annual Report on Form 10-K for the year ended December 31, 2002. Any forward-looking statement speaks only as of the date such statement was made, and we are not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made except as required by applicable laws or regulations.

WESTAR ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$165,414	$113,049
Restricted cash	154,290	156,391
Accounts receivable, net	93,157	57,189
Inventories and supplies	138,792	143,538
Energy trading contracts	38,746	44,175
Deferred tax asset	60,673	—
Prepaid expenses and other	44,361	30,349
Assets of discontinued operations	576,068	920,155

Total Current Assets	1,271,501	1,464,846

PROPERTY, PLANT AND EQUIPMENT, NET	3,913,425	3,954,120

OTHER ASSETS:
Restricted cash	32,383	35,760
Investment in ONEOK	217,539	703,315
Regulatory assets	421,392	367,419
Energy trading contracts	8,083	17,179
Other	217,211	197,686

Total Other Assets	896,608	1,321,359

TOTAL ASSETS	$6,081,534	$6,740,325

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$328,320	$290,294
Short-term debt	1,000	2,763
Accounts payable	80,268	84,168
Accrued liabilities	189,207	169,834
Accrued income taxes	23,567	10,039
Energy trading contracts	27,752	43,370
Deferred tax liability	—	13,580
Other	23,976	63,477
Liabilities of discontinued operations	485,469	569,632

Total Current Liabilities	1,159,559	1,247,157

LONG-TERM LIABILITIES:
Long-term debt, net	2,344,322	2,935,262
Deferred income taxes and investment tax credits	1,001,234	1,096,677
Deferred gain from sale-leaseback	153,767	162,638
Energy trading contracts	5,452	8,341
Other	385,693	309,611

Total Long-Term Liabilities	3,890,468	4,512,529

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock, par value $100 per share; authorized 600,000 shares; issued 248,576 shares; outstanding 214,363 shares	21,436	21,436
Common stock, par value $5 per share; authorized 150,000,000 shares; issued 72,840,217 shares and 72,840,217 shares, respectively	364,201	364,201
Paid-in capital	789,586	825,744
Unearned compensation	(17,760)	(14,742)
Loans to officers	(253)	(1,832)
Accumulated deficit	(115,054)	(185,961)
Treasury stock, at cost, 497,794 and 1,333,264 shares, respectively	(5,847)	(18,704)
Accumulated other comprehensive loss, net	(4,802)	(9,503)

Total Shareholders’ Equity	1,031,507	980,639

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,081,534	$6,740,325

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,
	2003	2002
SALES	$438,167	$442,145

FUEL AND PURCHASED POWER	121,434	114,628

GROSS PROFIT	316,733	327,517

OPERATING EXPENSES:
Operating and maintenance	86,356	93,100
Depreciation and amortization	41,805	41,005
Selling, general and administrative	35,669	37,315

Total Operating Expenses	163,830	171,420

INCOME FROM OPERATIONS	152,903	156,097

OTHER INCOME (EXPENSES):
Investment earnings	6,510	13,975
Gain on sale of ONEOK stock	38,522	—
Loss on extinguishment of debt and settlement of putable/callable notes	(17,588)	(1,858)
Other income (expenses), net	(4,152)	(34,306)

Total Other Income (Expenses)	23,292	(22,189)

INTEREST EXPENSE:
Interest expense on long-term debt	48,976	52,907
Interest expense on short-term debt and other	8,519	8,973

Total Interest Expense	57,495	61,880

EARNINGS BEFORE INCOME TAXES	118,700	72,028

Income tax expense	38,116	25,306

INCOME FROM CONTINUING OPERATIONS	80,584	46,722

RESULTS OF DISCONTINUED OPERATIONS, NET OF TAX (Note 11)	(161,651)	(3,155)

NET INCOME (LOSS)	(81,067)	43,567

Preferred dividends, net of gain on reacquired preferred stock	216	265

EARNINGS (LOSS) AVAILABLE FOR COMMON STOCK	$(81,283)	$43,302

BASIC AND DILUTED EARNINGS (LOSS) PER AVERAGE COMMON SHARE OUTSTANDING (Note 2):
Basic earnings from continuing operations	$1.11	$0.65
Discontinued operations	(2.23)	(0.04)

Basic earnings (loss) per share	$(1.12)	$0.61

Diluted earnings from continuing operations	$1.09	$0.64
Discontinued operations	(2.20)	(0.04)

Diluted earnings (loss) per share	$(1.11)	$0.60

Average common shares outstanding	72,571,600	71,442,585

DIVIDENDS DECLARED PER COMMON SHARE	$0.19	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
SALES	$1,129,485	$1,092,099

FUEL AND PURCHASED POWER	300,040	296,184

GROSS PROFIT	829,445	795,915

OPERATING EXPENSES:
Operating and maintenance	275,839	284,118
Depreciation and amortization	125,435	130,257
Selling, general and administrative	118,897	145,674

Total Operating Expenses	520,171	560,049

INCOME FROM OPERATIONS	309,274	235,866

OTHER INCOME (EXPENSES):
Investment earnings	27,071	61,078
Gain on sale of ONEOK stock	53,822	—
Loss on extinguishment of debt and settlement of putable/callable notes	(26,425)	(2,640)
Other income (expenses), net	(10,854)	(41,123)

Total Other Income (Expenses)	43,614	17,315

INTEREST EXPENSE:
Interest expense on long-term debt	151,012	142,913
Interest expense on short-term debt and other	24,774	31,428

Total Interest Expense	175,786	174,341

EARNINGS BEFORE INCOME TAXES	177,102	78,840
Income tax expense	54,609	18,106

INCOME FROM CONTINUING OPERATIONS	122,493	60,734

RESULTS OF DISCONTINUED OPERATIONS, NET OF TAX (Note 11)	(51,451)	(754,419)

NET INCOME (LOSS)	71,042	(693,685)
Preferred dividends, net of gain on reacquired preferred stock	686	152

EARNINGS (LOSS) AVAILABLE FOR COMMON STOCK	$70,356	$(693,837)

BASIC AND DILUTED EARNINGS (LOSS) PER AVERAGE COMMON SHARE OUTSTANDING (Note 2):
Basic earnings from continuing operations	$1.68	$0.84
Discontinued operations	(0.71)	(10.55)

Basic earnings (loss) per share	$0.97	$(9.71)

Diluted earnings from continuing operations	$1.67	$0.84
Discontinued operations	(0.71)	(10.47)

Diluted earnings (loss) per share	$0.96	$(9.63)

Average common shares outstanding	72,299,260	71,485,991

DIVIDENDS DECLARED PER COMMON SHARE	$0.57	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended September 30,
	2003		2002
NET INCOME (LOSS)		$(81,067)		$43,567

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Unrealized holding gain on marketable securities arising during the period	$21,023		$—
Reclassification adjustment for gain included in net income	(38,522)	(17,499)	—	—

Unrealized holding loss on cash flow hedges arising during the period	(2,931)		(5,766)
Reclassification adjustment for gain included in net income	(6,166)	(9,097)	(166)	(5,932)

Other comprehensive loss, before tax		(26,596)		(5,932)

Income tax benefit related to items of other comprehensive income		10,407		726

Other comprehensive loss, net of tax		(16,189)		(5,206)

COMPREHENSIVE INCOME (LOSS)		$(97,256)		$38,361

	Nine Months Ended September 30,
	2003		2002
NET INCOME (LOSS)		$71,042		$(693,685)

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Unrealized holding gain on marketable securities arising during the period	$55,038		$—
Reclassification adjustment for gain included in net income	(53,805)	1,233	—	—

Unrealized holding gain on cash flow hedges arising during the period	13,851		14,593
Reclassification adjustment for (gain) loss included in net income	(7,276)	6,575	1,992	16,585

Minimum pension liability adjustment		—		(4,688)

Other comprehensive income, before tax		7,808		11,897

Income tax expense related to items of other comprehensive income		(3,107)		(6,396)

Other comprehensive gain, net of tax		4,701		5,501

COMPREHENSIVE INCOME (LOSS)		$75,743		$(688,184)

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$71,042	$(693,685)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations, net of tax	51,451	754,419
Depreciation and amortization	125,435	130,257
Amortization of deferred gain from sale-leaseback	(8,871)	(8,871)
Amortization of non-cash stock compensation	4,633	8,106
Net changes in energy trading assets and liabilities	(6,169)	19,754
Loss on extinguishment of debt and settlement of putable/callable notes	26,425	2,640
Net changes in fair value of call option	2,178	27,041
Equity in earnings from investments	—	(8,012)
Gain on sale of ONEOK stock	(53,822)	—
Gain on sale of utility plant	(12,294)	—
Loss on sale of property	—	1,424
Net deferred taxes	(8,373)	(15,039)
Changes in working capital items, net of acquisitions and dispositions:
Restricted cash	(1,592)	(10,503)
Accounts receivable, net	(35,968)	(28,124)
Inventories and supplies	4,746	245
Prepaid expenses and other	(14,012)	(10,203)
Accounts payable	(3,900)	(20,152)
Accrued and other current liabilities	42,354	22,196
Accrued income taxes	13,528	67,745
Changes in other, assets	(1,601)	(23,760)
Changes in other, liabilities	(7,500)	14,860

Cash flows from operating activities	187,690	230,338

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(103,947)	(92,929)
Proceeds from sale of ONEOK stock	540,030	—
Proceeds from sale of property	34,190	1,205
Proceeds from other investments, net	4,343	15,589

Cash flows from (used in) investing activities	474,616	(76,135)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(1,763)	(218,331)
Proceeds of long-term debt	1,749	1,351,187
Retirements of long-term debt	(553,621)	(985,430)
Purchase of call option investment	(65,785)	—
Funds in trust for debt repayments	5,079	(135,000)
Issuance of officer loans, net of payments	222	(275)
Issuance of common stock, net	—	14,559
Cash dividends paid	(45,033)	(65,011)
Preferred stock redemption	—	(1,547)
Acquisition of treasury stock	—	(14,809)
Reissuance of treasury stock	5,165	109

Cash flows used in financing activities	(653,987)	(54,548)

Net cash from (used in) discontinued operations	44,046	(43,381)

NET INCREASE IN CASH AND CASH EQUIVALENTS	52,365	56,274

CASH AND CASH EQUIVALENTS:
Beginning of period	113,049	87,147

End of period	$165,414	$143,421

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest on financing activities, net of amount capitalized	$152,771	$176,848
Income taxes	8,325	510
NON-CASH FINANCING TRANSACTIONS:
Issuance of stock to subsidiary	—	83,868

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Unaudited)

1. DESCRIPTION OF BUSINESS

Westar Energy, Inc., a Kansas corporation incorporated in 1924, operates the largest electric utility in Kansas and owns an interest in a monitored security business and other investments. Unless the context otherwise indicates, all references in this Form 10-Q to “the company,” “we,” “us,” “our” and similar words are to Westar Energy, Inc., and its consolidated subsidiaries. The term “Westar Energy” refers to Westar Energy, Inc. alone and not together with its consolidated subsidiaries. We provide electric generation, transmission and distribution services to approximately 654,000 customers in Kansas.

Westar Energy and Kansas Gas and Electric Company (KGE), a wholly owned subsidiary, provide rate-regulated electric service using the name Westar Energy. KGE owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek Generating Station (Wolf Creek), our nuclear powered generating facility.

Westar Industries, Inc. (Westar Industries), our wholly owned subsidiary, owns our interests in Protection One, Inc. (Protection One) and our other non-utility businesses. Protection One, a publicly traded, approximately 88%-owned subsidiary, provides monitored security services. On June 30, 2003, we sold our interest in Protection One Europe. We have classified our interest in these monitored services businesses as discontinued operations. See Note 11 for additional information about the classification of our monitored security businesses as discontinued operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

We prepare our consolidated financial statements in accordance with generally accepted accounting principles (GAAP) for the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. You should read the accompanying consolidated financial statements and notes in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2002 (2002 Form 10-K).

Use of Management’s Estimates

When we prepare our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, depreciation, revenue recognition, investments, intangible assets, income taxes, pension and other post-retirement and post-employment benefits, decommissioning of Wolf Creek, asset retirement obligations, realizable value from discontinued operations, environmental issues, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. In our opinion, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Stock Based Compensation

For purposes of the pro forma disclosures required by Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure,” the estimated fair value of stock options is amortized to expense over the relevant vesting periods. While we began using restricted share units (RSUs) as our stock based compensation in 2001, we have approximately 227,000 stock options issued to employees in prior periods that were outstanding as of September 30, 2003. Information related to the pro forma impact on our earnings and earnings per share follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in Thousands, Except Per Share Amounts)
Earnings (loss) available for common stock, as reported	$(81,283)	$43,302	$70,356	$(693,837)
Deduct: Total stock option expense determined under fair value method for all awards, net of related tax effects	26	(2)	65	(5)

Earnings (loss) available for common stock, pro forma	$(81,309)	$43,304	$70,291	$(693,832)

Weighted average shares used for dilution	73,392,067	71,886,416	73,026,981	72,058,784

Earnings (loss) per share:
Basic—as reported and pro forma	$(1.12)	$0.61	$0.97	$(9.71)
Diluted—as reported and pro forma	$(1.11)	$0.60	$0.96	$(9.63)

The Financial Accounting Standards Board (FASB) is evaluating the accounting principles applicable to stock based compensation. In April 2003, the FASB decided that stock based compensation should be recognized in the income statement as an expense and that the expense should be measured as of the grant date at fair value. The FASB has not yet determined the appropriate measure of fair value and the FASB continues to deliberate additional issues in this project. The FASB plans to issue a final statement in 2004. It is expected that the provisions of the new standard would be effective in January 2005.

Dilutive Shares

Basic earnings per share applicable to common stock are based on the weighted average number of common shares outstanding and shares issuable in connection with vested RSUs during the period reported. Diluted earnings per share include the effect of potential issuances of common shares resulting from the assumed vesting of all outstanding RSUs and exercise of all outstanding stock options issued pursuant to the terms of our stock-based compensation plans. The dilutive effect of stock-based compensation and stock options is computed using the treasury stock method. The number of potentially dilutive securities was 1,047,125 shares for the three months ended September 30, 2003 and 954,379 shares for the nine months ended September 30, 2003. The potentially dilutive securities for the three and nine months ended September 30, 2002 were 692,854 shares and 821,816 shares, respectively.

The following table reconciles the weighted average number of common shares outstanding used to compute basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:
Denominator for basic earnings per share—weighted average shares	72,571,600	71,442,585	72,299,260	71,485,991
Effect of dilutive securities:
Employee stock options	1,041	—	—	—
Restricted share awards	819,426	443,831	727,721	572,793

Denominator for diluted earnings per share—weighted average shares	73,392,067	71,886,416	73,026,981	72,058,784

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Financial Interpretation Number (FIN) 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.” This interpretation provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. For those variable interest entities created or obtained on or before January 31, 2003, the provisions of FIN 46 must be applied by the fourth quarter of 2003. We are evaluating the impact this new pronouncement will have on our financial statements.

Accounting for Mandatorily Redeemable Preferred Securities

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments that have characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of this statement as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have determined that the mandatorily redeemable preferred securities issued by Western Resources Capital I fall within the scope of SFAS No. 150. These securities are included in the long-term debt line on our consolidated balance sheets.

On October 29, 2003, the FASB deferred the provisions of certain paragraphs of SFAS No. 150 as they apply to mandatorily redeemable noncontrolling interests. We will continue to evaluate the impact of the deferred provisions of SFAS No. 150 on our outstanding mandatorily redeemable preferred securities.

Accounting for Energy Trading Contracts

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities, and identifies which contracts qualify as “normal purchase/normal sale” contracts. SFAS No. 149 also amends certain other existing pronouncements and requires contracts with comparable characteristics to be accounted for similarly. In particular, SFAS No. 149 clarifies when a contract with an initial net investment meets the characteristics of a derivative and when a derivative that contains a financing component will require special reporting in the statement of cash flows. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003. Adoption of SFAS No. 149 did not have a material effect on our results of operations, financial position or cash flows.

Reclassifications

We have reclassified certain amounts in prior years to conform with classifications used in the current-year presentation.

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

On February 10, 2003, the KCC issued an order granting limited reconsideration of its December 23, 2002 order. The KCC also stated that the Debt Reduction Plan appears to make a good-faith effort to address the concerns expressed in the KCC’s prior orders and that the KCC needed additional time to review the Debt Reduction Plan before addressing other issues raised in our petition for reconsideration of the December 23, 2002 order.

On July 21, 2003, we and Westar Industries entered into a Stipulation and Agreement (Stipulation) with the KCC staff and certain other intervenors in the docket considering the Debt Reduction Plan. In the Stipulation, the parties to the Stipulation asked the KCC to issue an order approving the Debt Reduction Plan, subject to the terms and conditions of the Stipulation. The KCC issued an order approving the Stipulation on July 25, 2003. The principal terms of the Stipulation are as follows:

•	We agree to fully implement the Debt Reduction Plan by December 31, 2004, unless prevented by events beyond our control, in which case the KCC may extend the deadline for implementation upon a proper showing by us.

•	We commit to reduce our debt to a level consistent with investment grade bond ratings and to have a capital structure containing at least 40% common equity by December 31, 2004. This commitment replaces a requirement imposed in a previous KCC order that we reduce utility debt to $1.67 billion by August 1, 2003.

•	We will file a request for a change in rates on May 1, 2005, based on a test year consisting of the 12 months ending December 31, 2004. Prior to May 1, 2005, we will not make a filing to increase our Kansas jurisdictional electric rates and the other parties to the Stipulation will not file a rate complaint or motion for us to show cause why our rates should not be reduced.

•	We will pay to our Kansas jurisdictional customers rebates of $10.5 million on May 1, 2005 and $10 million on January 1, 2006. We will also pay a rebate to customers for any amounts we may recover from David C. Wittig, our former president, chief executive officer and chairman, and Douglas T. Lake, our former executive vice president and chief strategic officer, for compensation totaling approximately $2.3 million paid to them that was included in our electric rates during calendar years 1998 through 2002, net of costs we incur to recover the funds. See Note 16 for more information about our efforts to recover compensation from Mr. Wittig and Mr. Lake.

•	Westar Industries was required to transfer to Westar Energy all of its stock in ONEOK and all of its cash in excess of $2 million within 30 days of the date of the order.

The Debt Reduction Plan and certain of the related KCC orders outlined above are discussed in further detail in our 2002 Form 10-K.

Current Status of the Debt Reduction Plan

We have reduced our total debt by $613.4 million since December 31, 2002. The total reduction includes the decrease of utility debt by $554.7 million to $2.7 billion at September 30, 2003 from $3.2 billion at December 31, 2002. This reduction resulted principally from using the proceeds from the sale of our ONEOK stock. The remainder of the $613.4 million decrease results from a $58.7 million decrease that is included in the results of discontinued operations, of which $48.2 million is due to the sale of Protection One Europe in June 2003 and $10.5 million is due to the reduction of other Protection One debt. We may have to issue equity to achieve our commitment to have debt consistent with investment grade bond ratings and a capital structure consisting of at least 40% common equity at December 31, 2004.

In August 2003, we began recognizing the effect of the rebates that will be paid to customers in 2005 and 2006. Accordingly, as of September 30, 2003, we have recorded a liability of $1.4 million for revenue to be refunded. We will record a liability of $2.1 million for revenue to be refunded each quarter through December 31, 2005. The amounts recorded are reported as a reduction to revenues.

Also in August 2003, Westar Industries transferred to Westar Energy all of its stock in ONEOK and all of its cash in excess of $2 million and has continued to transfer cash in excess of $2 million in subsequent months. These transfers were intercompany transactions and did not result in any change to the amounts reported on our consolidated financial statements. In addition, in accordance with a KCC order, an intercompany receivable in the amount of $710.5 million from Westar Industries was reclassified as an investment in Westar Industries. This intercompany transaction is eliminated in consolidation and, therefore, has no impact on our debt reduction.

March 11, 2003 KCC Order

On March 11, 2003, the KCC issued an order approving, with conditions, a partial stipulation entered into by us, Protection One and certain parties in the KCC docket considering the Debt Reduction Plan. The order, among other things, (a) authorized us to make a payment to Protection One of up to $20 million for the 2002 tax year under the tax-sharing agreement with Protection One, (b) authorized Westar Industries to extend the maturity date of the credit facility it provides to Protection One to January 5, 2005, (c) required a reduction in the amount that may be advanced to Protection One under the credit facility to $228.4 million, and (d) authorized us to pay approximately $3.6 million to Protection One as reimbursement for aviation services provided by a subsidiary of Protection One and for the repurchase of our common and preferred stock held by Protection One.

4. CHANGES IN ONEOK OWNERSHIP

In January 2003, Westar Industries entered into an agreement with ONEOK to sell ONEOK a portion of the ONEOK Series A Convertible Preferred Stock held by Westar Industries at the then-prevailing market price of ONEOK common stock, less transaction costs, and to exchange Westar Industries’ remaining shares of ONEOK Series A Convertible Preferred Stock for shares of ONEOK’s newly created Series D Non-Cumulative Convertible Preferred Stock. On February 5, 2003, ONEOK repurchased from Westar Industries 9,038,755 shares of its Series A Convertible Preferred Stock, which were convertible into 18,077,511 shares of ONEOK common stock. We received $300 million from this sale and recorded a gain of $9.2 million, net of $6.1 million tax, on this transaction.

Westar Industries also exchanged its remaining shares of ONEOK Series A Convertible Preferred Stock for 21,815,386 shares of ONEOK’s newly created Series D Convertible Preferred Stock. ONEOK filed and declared effective a shelf registration statement with respect to the sale of the ONEOK Series D Convertible Preferred and common stock held by Westar Industries. The terms of the ONEOK Series D Convertible Preferred Stock and the amended terms of a shareholder agreement and registration rights agreement are discussed in our 2002 Form 10-K.

In 2002 and prior periods, we accounted for our ONEOK common stock investment under the equity method of accounting. As a result of changes in our shareholder agreement and registration rights agreement with

ONEOK, on January 1, 2003, we began accounting for our ONEOK common stock investment as an available-for-sale security under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Under SFAS No. 115, the ONEOK common stock is available-for-sale and is recorded at quoted market value with changes in the value recorded in other comprehensive income. We will begin accounting for our ONEOK Series D Convertible Preferred Stock investment under this method if and when a public market for these securities develops.

On August 11, 2003, Westar Industries sold 9,500,000 shares of ONEOK common stock in a secondary offering at a price of $19.00 per share, which resulted in gross proceeds of $180.5 million. The 9,500,000 shares of ONEOK common stock sold in the public offering consisted of 1,605,263 shares of ONEOK common stock and 7,894,737 shares of ONEOK Series D Convertible Preferred Stock that were converted into ONEOK common stock immediately before closing. At the same time as the public offering, ONEOK repurchased from Westar Industries 2,631,579 shares of ONEOK common stock at the public offering price of $19.00 per share, or $50 million of additional proceeds. We granted the underwriter for the public offering an option to purchase up to an additional 1,425,000 shares of ONEOK common stock to cover over-allotments. Pursuant to the underwriter’s exercise of its over-allotment option on August 21, 2003, we sold an additional 718,000 shares of our ONEOK stock to the underwriter for an additional $13.6 million of proceeds. Following this transaction, we own 282,854 shares of ONEOK common stock and 13,397,386 shares of ONEOK Series D Convertible Preferred Stock, which represent an approximate 14.5% ownership interest in ONEOK assuming conversion of the ONEOK Series D Convertible Preferred Stock. The Transaction Agreement and Underwriting Agreement relating to these transactions were filed as exhibits to our Form 8-K filed on August 6, 2003.

We recorded a gain on the August 2003 transactions of $23.2 million, net of $15.3 million tax. Future sales will be subject to various conditions, including future market conditions.

5. CALL OPTION

In August 1998, we entered into a call option with an investment bank related to the issuance of $400 million of our 6.25% senior unsecured notes that had a final maturity of August 15, 2018 and were putable and callable on August 15, 2003 (the putable/callable notes).

In the second quarter of 2003, we purchased a call option at a cost of $65.8 million, which locked in the settlement cost associated with the August 1998 call option. The portion of the 2003 call option that was related to the portion of debt previously outstanding was treated as a cash flow hedge for accounting purposes. Changes in the value of this instrument were reflected in other comprehensive income until the putable/callable notes were paid on August 15, 2003. At that time we recognized an expense of $8.6 million, net of $5.6 million tax, for the remaining liability associated with the August 1998 call option net of the change in the value of the call option we purchased in the second quarter of 2003.

We periodically repurchased and retired a portion of these notes in prior periods through market transactions. During the three months ended September 30, 2003, we retired $98.7 million face value of the putable/callable notes, representing all putable/callable notes that remained outstanding. In addition, during the nine months ended September 30, 2003 we repurchased $47.7 million face value of our putable/callable notes in the open market prior to the retirement.

For the three months ended September 30, 2003, we recognized a loss related to the putable/callable notes of $8.6 million, net of $5.6 million tax benefit. For the nine months ended September 30, 2003 we recognized a loss of $13.0 million, net of $8.5 million tax benefit.

6. INCOME TAXES

We record income tax expense using the effective tax rate method. Under this method, we compute the tax related to year-to-date income at an estimated annual effective tax rate, excluding significant, unusual or extraordinary items. For the significant, unusual or extraordinary items, we individually compute and recognize income tax expense when these transactions occur. For the three months ended September 30, 2003, our effective income tax rate was 32.1% compared to 35.1% for the same period of 2002. For the nine months ended September 30, 2003, our effective income tax rate was 30.8% compared to 23.0% for the same period of 2002.

7. COMMITMENTS AND CONTINGENCIES

EPA New Source Review

The Environmental Protection Agency (EPA) is conducting an enforcement initiative to determine whether modifications at a number of coal-fired power plants owned by us and other utilities are subject to New Source Review requirements or New Source Performance Standards under Section 114(a) of the Clean Air Act (Section 114). This initiative focuses on whether expenditures at the plants were for routine maintenance or whether the expenditures were for substantial modifications or resulted in improved operations. The Clean Air Act requires enhancement of emission controls when plant expenditures result in substantial modifications or improved operations.

The EPA requested information from us under Section 114 regarding projects and maintenance activities that have been conducted at our coal-fired plants since 1980. The EPA may assert that some of these projects violated the New Source Performance Standard and New Source Review requirements of the Clean Air Act. We filed our response to the initial information requests from the EPA on April 30, 2003, and we submitted additional requested information June 16, 2003. We are cooperating with this review but are unable to predict the outcome. If the EPA requires us to update our emission controls, the costs could be material. We believe these costs would qualify for recovery through rates, although we can give no assurance that the KCC would allow full recovery.

Nuclear Decommissioning Study

The KCC issued an order on April 16, 2003 approving the August 2002 decommissioning study for Wolf Creek as discussed in our 2002 Form 10-K. On June 2, 2003, we filed a funding schedule with the KCC to reflect the KCC’s April 16, 2003 order. On October 13, 2003, the KCC approved the funding schedule as filed without any change to our funding obligation.

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

We adopted SFAS No. 143 on January 1, 2003, which required us to recognize and estimate the liability for our 47% share of the estimated cost to decommission Wolf Creek. SFAS No. 143 requires the recognition of the present value of the asset retirement obligation we incurred at the time Wolf Creek was placed in service in 1985. On January 1, 2003, we recorded an asset retirement obligation of $74.7 million. In addition, we increased our property and equipment balance, net of accumulated depreciation, by $10.7 million. We also established a regulatory asset for $64 million, which represents the accretion of the liability since 1985 and the increased depreciation expense associated with the increase in plant.

The following is a reconciliation of the asset retirement obligation, which is included in our consolidated balance sheet in other long-term liabilities:

As of September 30, 2003
(In Thousands)
Beginning asset retirement obligation	$—
Transition liability	74,745
Liabilities settled	—
Accretion expense	4,462
Estimated cash flows revisions	—

Ending asset retirement obligation	$79,207

The following presents pro forma asset retirement obligation information as if SFAS No. 143 had been adopted at January 1, 2002:

	As of September 30, 2003	As of December 31, 2002
	(In Thousands)
Liabilities incurred:
Reported	$79,207	$—
Pro forma	79,207	74,745

9. LEGAL PROCEEDINGS

We and certain of our present and former officers are defendants in a consolidated purported class action lawsuit in U.S. District Court in Topeka, Kansas, “In Re Westar Energy, Inc. Securities Litigation,” Master File No. 5:03-cv-4003 and related cases. Plaintiffs filed a Consolidated Amended Complaint on July 15, 2003. The lawsuit is brought on behalf of purchasers of our common stock between March 29, 2000, the date we announced our intention to separate our electric utility operations from our unregulated businesses, and November 8, 2002, the date the KCC issued an order prohibiting the separation. The lawsuit alleges that we violated federal securities laws by making material misrepresentations, or omitting material facts, concerning the purpose and benefits of the proposed separation, the compensation of our senior management and the independence and functioning of our board of directors and that as a result we artificially inflated the price of our common stock. On October 20, 2003, we and the other defendants filed motions to dismiss the complaint. We intend to vigorously defend against this action. We are unable to predict the ultimate impact of this matter on our financial position, results of operations and cash flows.

We and certain of our present and former officers and employees are defendants in a consolidated purported class action lawsuit filed in U.S. District Court in Topeka, Kansas, “In Re Westar Energy ERISA Litigation, Master File No. 03-4032-JAR.” Plaintiffs filed a Consolidated Amended complaint on October 20, 2003. The lawsuit is brought on behalf of participants in, and beneficiaries of, our Employees’ 401(k) Savings Plan between July 1, 1998 and January 1, 2003. The lawsuit alleges violations of the Employee Retirement Income Security Act arising from the conduct of certain present and former officers and employees who served or are serving as fiduciaries for the plan. The conduct is related to alleged securities law violations related to the proposed separation of our electric utility operations from our unregulated businesses, our rate cases filed with the KCC in 2000, the compensation of and benefits provided to our senior management, power marketing transactions with Cleco Corporation (Cleco) and the first and second quarter 2002 restatements of our consolidated financial statements related to the revised goodwill impairment charge and the mark-to-market charge on our putable/callable notes. We intend to vigorously defend against this action. We are unable to predict the ultimate impact of this matter on our financial position, results of operations and cash flows.

Certain present and former members of our board of directors and officers are defendants in a shareholder derivative complaint filed April 18, 2003, “Mark Epstein vs David C. Wittig, Douglas T. Lake, Charles Q. Chandler IV, Frank J. Becker, Gene A. Budig, John C. Nettels, Jr., Roy A. Edwards, John C. Dicus, Carl M. Koupal, Jr., Larry D. Irick and Cleco Corporation, defendants, and Westar Energy, Inc., nominal defendant, Case No. 03-4081-JAR.” Plaintiffs filed an amended shareholder derivative complaint on July 30, 2003. Among other things, the lawsuit claims that the defendants (a) breached fiduciary duties owed to us because of the actions and omissions described in the report of the special committee of our board of directors (see Note 10 below), (b) caused or permitted our assets to be wasted on perquisites for certain insiders and (c) caused or permitted our May 6, 2002 proxy statement to be issued with materially false and misleading statements. The plaintiffs seek unspecified monetary damages and other equitable relief. Our board of directors has appointed a special litigation committee of the board to evaluate the amended shareholder derivative complaint. The members of the committee are Mollie Hale Carter, Arthur B. Krause and Michael F. Morrissey. We are required to answer or otherwise respond to the amended complaint no later than November 19, 2003. We are unable to predict the ultimate impact of this matter on our financial position, results of operations and cash flows.

On September 17, 2002, we were served with a federal grand jury subpoena by the United States Attorney’s Office in Topeka, Kansas, requesting information concerning the use of aircraft and our annual shareholder meetings. Since that date, the United States Attorney’s Office has served additional subpoenas on us and certain of our employees and made requests through our counsel seeking further information concerning the use of aircraft, executive compensation arrangements with former and present officers, a proposed rights offering of Westar Industries stock, other matters described in the report issued by the special committee of our board of directors and the company in general. We are providing information in response to these requests and are fully cooperating in the investigation. We have not been informed that we are a target of the investigation. We are unable to predict the ultimate outcome of the investigation or its impact on us.

On November 1, 2002, the Securities and Exchange Commission (SEC) notified us that it would be conducting an inquiry into the matters involved in the restatement of our first and second quarter 2002 financial statements. Our counsel has communicated with the SEC about these and other matters within the scope of the grand jury investigation, including disclosures in our proxy statements concerning personal aircraft use by former and present officers. We are unable to predict the ultimate outcome of the inquiry or its impact on us.

On December 16, 2002, we received a subpoena from FERC seeking details on power trades with Cleco and its affiliates, documents concerning power transactions between our system and our marketing operations, and information on power trades in which we or other trading companies acted as intermediaries. We have provided information to FERC in response to the original subpoena, subsequent requests submitted through our counsel and additional subpoenas received July 28, 2003 and October 27, 2003 seeking information about compliance with FERC codes of conduct applicable to generation and transmission activities. We believe that our participation in these transactions and the conduct of our generation and transmission operations did not violate FERC rules and regulations. However, we are unable to predict the ultimate outcome of the investigation.

We and our subsidiaries are involved in various other legal, environmental and regulatory proceedings. We believe that adequate provisions have been made and, accordingly, believe that the ultimate disposition of such matters will not have a material adverse effect upon our overall financial position or results of operations.

See also Notes 3, 10 and 16 for discussion of KCC regulatory proceedings, the special committee investigation and potential liabilities to Mr. Wittig and Mr. Lake.

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

11. DISCONTINUED OPERATIONS

In 2003, we classified our monitored security businesses as discontinued operations as reflected in the accompanying consolidated financial statements. We also reclassified all historical periods presented to conform to discontinued operations treatment. These reclassifications were required by GAAP as a result of the approval of the Debt Reduction Plan by our board of directors (as discussed in Note 3). The Debt Reduction Plan provides for the sale of our interests in Protection One Europe and in Protection One. We sold our interests in Protection One Europe on June 30, 2003. We anticipate closing the sale of Protection One by late 2003 or early 2004. The amounts associated with these discontinued operations are included in our Other segment. See Note 14 for further information relating to our Other segment.

As discontinued operations, we are required to estimate the net realizable proceeds from the sale of our monitored services businesses. We have used actual sale proceeds to calculate the loss from discontinued operations related to Protection One Europe. When we originally classified Protection One as discontinued operations, our estimate of the net realizable proceeds from the sale of Protection One was based on an appraisal by an independent appraisal firm. Based on the ranges of value received from multiple potential buyers, we do not believe we will realize the full amount of the net realizable proceeds originally estimated and included in the appraisal. Accordingly, we have reduced our estimated net realizable proceeds by $165.6 million. This reduction reflects our belief that there is a substantial risk that in connection with a sale of our interest in Protection One we may not recover the full outstanding balance of the senior credit facility we have provided to Protection One. In total we have recorded a loss on disposal of $220.4 million for the nine months ended September 30, 2003. This includes the actual loss realized on the sale of Protection One Europe and our estimate of the loss that will be incurred on the proposed sale of Protection One.

As discontinued operations, GAAP requires that we no longer recognize the depreciation and amortization expense of our monitored services businesses. Had we recognized depreciation and amortization expense, results of discontinued operations for the three months ended September 30, 2003 would have been a loss of $173 million and for the nine months ended September 30, 2003 would have been a loss of $74.3 million. Results of discontinued operations are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In Thousands, Except Per Share Amounts)
Sales	$69,758	$86,380	$238,638	$265,447
Costs and expenses	60,270	91,283	231,726	518,893

Earnings (loss) from discontinued operations before income taxes	9,488	(4,903)	6,912	(253,446)

Estimated loss on disposal	(165,627)	—	(220,415)	(1,819)

Income tax expense (benefit)	5,512	(1,748)	(162,052)	(124,563)

Results of discontinued operations before accounting change, net of tax	(161,651)	(3,155)	(51,451)	(130,702)

Cumulative effect of accounting change, net of tax of $72,335	—	—	—	(623,717)

Results of discontinued operations	$(161,651)	$(3,155)	$(51,451)	$(754,419)

Basic Loss Per Share:
Results of discontinued operations, before accounting change	$(2.23)	$(0.04)	$(0.71)	$(1.83)
Cumulative effect of accounting change, net of tax	—	—	—	(8.72)

Results of discontinued operations, net of tax	$(2.23)	$(0.04)	$(0.71)	$(10.55)

Diluted Loss Per Share:
Results of discontinued operations, before accounting change	$(2.20)	$(0.04)	$(0.71)	$(1.81)
Cumulative effect of accounting change, net of tax	—	—	—	(8.66)

Results of discontinued operations, net of tax	$(2.20)	$(0.04)	$(0.71)	$(10.47)

The major classes of assets and liabilities of the monitored services businesses are as follows :

	September 30, 2003	December 31, 2002
	(In Thousands)
Assets:
Current	$62,817	$76,029
Property and equipment	42,913	17,461
Customer accounts, net	285,724	402,646
Goodwill, net	41,847	41,847
Other	142,767	382,172

Total assets	$576,068	$920,155

Liabilities:
Current	$80,783	$129,512
Long-term debt	305,345	337,567
Other long-term liabilities	99,341	102,553

Total liabilities	$485,469	$569,632

        Before classifying our monitored services businesses as discontinued operations, we were unable to record a tax benefit for a significant portion of the goodwill impairment, amortization charges and losses of our monitored services businesses recorded in prior years. Upon classification as discontinued operations, GAAP requires the current recognition of any tax benefit that will be realized in the foreseeable future, net of any required valuation allowance. We estimate the total tax benefits associated with the sale of our monitored services businesses to be approximately $401.8 million. Based on our plan to sell our ONEOK investment, we estimate that it is likely that we will be able to realize approximately $164.4 million of these tax benefits. Therefore, we have recorded a $237.4 million valuation allowance for that portion of the tax benefit that we estimate may be unrealizable in the foreseeable future.

12. RELATED PARTY TRANSACTIONS

Significant transactions between us and Westar Industries and some of our other subsidiaries and related parties are described below. Some of these transactions have been eliminated in the preparation of our consolidated financial statements.

ONEOK Shared Services Agreement

We and ONEOK have shared services agreements in which we provide and bill one another for facilities, utility field work, information technology, customer support, meter reading and bill processing. ONEOK gave us notice of termination of this shared services agreement effective in December 2003. We expect the termination to occur in September 2004. We expect the termination of this agreement to increase our annual costs to provide these services by approximately $7 million to $10 million.

Protection One Shared Services Agreement

We provide administrative services to Protection One pursuant to service agreements, including accounting, tax, audit, human resources, legal, purchasing and facilities services. Fees for these services are based on various hourly charges, negotiated fees and out-of-pocket expenses. Protection One incurred charges of $1.1 million for the three months ended September 30, 2003 and $0.6 million for the three months ended September 30, 2002. Protection One incurred charges of $3.4 million for the nine months ended September 30, 2003 and $3.6 million for the same period of 2002. After a sale of our ownership of Protection One, these services will be discontinued over a transition period that has yet to be determined.

Protection One Credit Facility

Westar Industries is the lender under Protection One’s senior credit facility. Effective March 11, 2003, the senior credit facility was amended to provide that an event of default occurs if Westar Energy and Westar Industries cease to beneficially own more than 50% of the voting stock of Protection One and to decrease the maximum borrowing capacity to $228.4 million. Effective June 20, 2003, the senior credit facility was amended to extend the maturity date of the senior credit facility to January 5, 2005 and increase the applicable interest rates. Protection One paid a fee of $0.5 million to Westar Industries in connection with this amendment. As of September 30, 2003, the outstanding balance of the credit facility was $215.5 million.

As discussed above, the maximum borrowing capacity under Protection One’s senior credit facility was reduced as required by the March 11, 2003 KCC order. In June 2003, Westar Industries refunded $0.5 million to Protection One, which represented the pro rata portion of fees previously paid by Protection One to Westar Industries to increase the credit facility capacity.

Based on the ranges of value received from multiple potential buyers, we believe there is a substantial risk that in connection with a sale of our interest in Protection One we may not recover the full outstanding balance of the senior credit facility.

Payments to Protection One

On March 21, 2003, we paid approximately $1 million to Protection One as reimbursement for information technology services provided to us, and related costs incurred, by a subsidiary of Protection One. On March 21, 2003, we also paid approximately $3.6 million to Protection One as reimbursement for aviation services provided by a subsidiary of Protection One and for the repurchase of our common and preferred stock held by Protection One. The KCC authorized these payments in the March 11, 2003 KCC order, as described in Note 3.

In June 2003, Westar Industries paid $0.5 million to Protection One for the trademark associated with Protection One Europe as required due to the sale by Westar Industries of Protection One Europe.

Tax Sharing Agreement

We have a tax sharing agreement with Protection One. This pro rata tax sharing agreement provides for Protection One to be reimbursed for current tax benefits used in our consolidated tax return. We and Protection One are eligible to file on a consolidated basis for tax purposes so long as we maintain an 80% ownership interest in Protection One. The tax benefits related to our consolidated tax returns filed during the third quarter of 2003 were approximately $32 million. On March 11, 2003, the KCC issued an order that authorized us to make, if required by the tax sharing agreement, a cash payment to Protection One of up to $20 million for tax year 2002. Protection One has requested payment of unpaid tax sharing benefits. We are required to obtain KCC approval before the payment to Protection One of any amount in excess of $20 million. We intend to pay Protection One the tax sharing payment on the closing of the proposed sale of our interest in Protection One. In the event that such a transaction is not completed by December 31, 2003, we will pay Protection One on such date any amounts we have been authorized to pay by the KCC. If necessary, we will then initiate a process to seek the KCC’s approval to pay any remaining amounts.

Transactions Between Westar Energy and KGE

Westar Energy performs KGE’s cash management function, including cash receipts and disbursements. We use an intercompany account to record net receipts and disbursements between Westar Energy and KGE and between KGE and WR Receivables Corporation. KGE’s net amount payable to affiliates was approximately $20.6 million at September 30, 2003 and $24.1 million at December 31, 2002. These intercompany charges have been eliminated in consolidation.

Westar Energy provides all employees used by KGE and allocates certain operating expenses to KGE. These expenses are allocated, depending on the nature of the expense, based on allocation studies, net investment, number of customers and/or other appropriate factors. We believe such allocation procedures are reasonable.

13. SALE OF UTILITY ASSETS

On October 14, 2002, we announced an agreement with Midwest Energy, Inc. (Midwest Energy) for the sale to Midwest Energy of a portion of our transmission and distribution assets and rights to provide service to customers in an area of central Kansas. The sale affected about 10,000 customers, or about 1.5% of our total customers. Both the KCC and FERC approved the transaction, which closed on August 15, 2003. Total sales proceeds received were $34.2 million and we recorded a gain of $7.7 million, net of $4.6 million tax. Shortly after the transaction, we used the net proceeds to reduce debt. The pre-tax gain of $12.3 million is included in operating and maintenance expenses on our consolidated income statement.

14. SEGMENTS OF BUSINESS

Prior to 2003, we identified three reportable segments: Electric Utility, Monitored Services and Other. As a result of classifying our monitored services businesses as discontinued operations (see Note 11), we now have two reportable segments: Electric Utility and Other.

•	Electric Utility consists of our integrated electric utility operations, including the generation, transmission and distribution of power to our retail customers in Kansas and to wholesale customers, and our power marketing activities.

•	Other includes our ownership interest in ONEOK, the discontinued operations of our monitored services businesses and other investments in the aggregate immaterial to our business or results of operations.

The accounting policies of the continuing segments are the same as those described in our 2002 Form 10-K in Note 2 of the Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies.” Prior

to 2003, segment performance was based on earnings (losses) before interest and taxes. Due to our decision to return to being exclusively a Kansas electric utility, we have changed the evaluation method of segment performance and now evaluate performance based on earnings per share. Accordingly, prior-year segment information has been reclassified, as necessary, to conform with the current-year presentation.

Three Months Ended September 30, 2003

	Electric Utility	Other (a)	Total
	(In Thousands, Except Per Share Amounts)

Sales	$438,167	$—	$438,167
Results of discontinued operations, net of tax	—	(161,651)	(161,651)
Earnings (loss) available for common stock	57,052	(138,335)	(81,283)
Earnings (loss) per share	$0.79	$(1.91)	$(1.12)

Three Months Ended September 30, 2002

	Electric Utility	Other (b)	Total
	(In Thousands, Except Per Share Amounts)

Sales	$442,145	$—	$442,145
Results of discontinued operations, net of tax	—	(3,155)	(3,155)
Earnings available for common stock	38,572	4,730	43,302
Earnings per share	$0.54	$0.07	$0.61

Nine Months Ended September 30, 2003

	Electric Utility	Other (c)	Total
	(In Thousands, Except Per Share Amounts)

Sales	$1,129,485	$—	$1,129,485
Results of discontinued operations, net of tax	—	(51,451)	(51,451)
Earnings (loss) available for common stock	101,554	(31,198)	70,356
Earnings (loss) per share	$1.40	$(0.43)	$0.97

Nine Months Ended September 30, 2002

	Electric Utility	Other (d) (e)	Total
	(In Thousands, Except Per Share Amounts)

Sales	$1,091,847	$252	$1,092,099
Results of discontinued operations, net of tax	—	(754,419)	(754,419)
Earnings (loss) available for common stock	21,120	(714,957)	(693,837)
Earnings (loss) per share	$0.30	$(10.01)	$(9.71)

(a)    Earnings per share include investment earnings of $3.2 million of ONEOK preferred dividends, $0.8 million of ONEOK common stock dividends and $38.5 million on the sale of ONEOK stock.

(b)    Earnings per share include investment earnings of $9.3 million of ONEOK preferred dividends.

(c)    Earnings per share include investment earnings of $14.8 million of ONEOK preferred dividends, $1.6 million of ONEOK common stock dividends and a gain of $53.8 million on the sale of ONEOK stock.

(d)    Sales are from a wholly owned subsidiary of Westar Industries providing paging services, which was sold during the first quarter of 2002.

(e)    Earnings per share include investment earnings of $27.8 million of ONEOK preferred dividends and a one-time payment of approximately $14.2 million related to a partial recovery of an investment in a power project in the People’s Republic of China.

	Electric Utility	Other	Total
	(Dollars in Thousands)

Identifiable assets at September 30, 2003	$5,204,883	$876,651	$6,081,534
Identifiable assets at December 31, 2002	5,137,228	1,603,097	6,740,325

Percent change	1.3%	(45.3)%	(9.7)%

15. DEBT SECURITIES

For the three months ended September 30, 2003, we purchased $2.5 million face value of our debt securities on the open market and retired $98.7 million face value of our putable/callable notes, as discussed in Note 5, and recognized a loss of $8.6 million, net of $5.6 million tax benefit. We purchased $22.9 million face value of our debt securities and $75.3 million face value of our putable/callable notes and recognized a loss of approximately $1.1 million, net of $0.8 million tax benefit, for the same period in 2002.

For the nine months ended September 30, 2003, we purchased $140.6 million face value of our debt securities on the open market and $98.7 million face value of our putable/callable notes, as discussed in Note 5, and recognized a loss of $13.9 million, net of $9.2 million tax benefit. We purchased $78.6 million face value of our debt securities and $217.7 million face value of our putable/callable notes and recognized a loss of approximately $1.6 million, net of $1 million tax benefit, for the same period in 2002.

On September 22, 2003, we redeemed our entire issue of Western Resources Capital II 8.5% Cumulative Quarterly Income Preferred Securities, Series B, at par. This transaction reduced our long-term liabilities by approximately $115.7 million. We expensed the remaining original unamortized issuance costs of $2 million, net of $1.3 million tax, at redemption. See Note 2 for a discussion of the current accounting treatment for our mandatorily redeemable preferred securities of subsidiary trusts holding solely company subordinated debentures.

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

We reported in Note 35 of the Notes to Consolidated Financial Statements, “Potential Liabilities to David C. Wittig and Douglas T. Lake,” in our 2002 Form 10-K that we would be required to record additional compensation expense of approximately $4.4 million to Mr. Wittig and Mr. Lake if stock performance requirements for some restricted share unit awards were to be satisfied. These stock performance requirements will be satisfied if the closing share price of our common stock remains at or above $19.78 for any period of 20 consecutive trading days. The closing price of our common stock was $19.86 per share on October 27, 2003 and has continued to close above $19.78 per share through November 7, 2003. In addition, the amount of our obligation to Mr. Wittig related to a split dollar life insurance agreement is adjusted at the end of each quarter based on the total return to our shareholders from the date of that agreement. The total return considers the change in stock price and accumulated dividends. We would be required to accrue an additional expense related to the split dollar life insurance agreement if the closing price of our common stock exceeds $20.87 at December 31, 2003.

17. SALE OF ACCOUNTS RECEIVABLE

On July 28, 2000, Westar Energy and KGE entered into an agreement to sell all of our accounts receivable arising from the sale of electricity to WR Receivables Corporation, a special purpose entity. The agreement is annually renewable upon agreement by all parties. On July 23, 2003, the term of the agreement was extended through July 21, 2004. For additional information, see Note 5 of the Notes to Consolidated Financial Statements in our 2002 Form 10-K, “Accounts Receivable.”

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

INTRODUCTION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in our 2002 Form 10-K, and should be read in conjunction with that report. In this section, we discuss the general financial condition, significant changes and operating results for Westar Energy and our subsidiaries. We explain:

•	what factors impact our business,

•	what our earnings and costs were for the three and nine months ended September 30, 2003 and 2002,

•	why these earnings and costs differ from period to period,

•	how our earnings and costs affect our overall financial condition, and

•	any other items that particularly affect our financial condition or earnings.

SUMMARY OF SIGNIFICANT ITEMS

Discontinued Operations

In 2003, we classified our monitored security businesses as discontinued operations as reflected in the accompanying consolidated financial statements. We also reclassified all historical periods presented to conform to discontinued operations treatment. These reclassifications were required by GAAP as a result of the approval of the Debt Reduction Plan by our board of directors (as discussed in Note 3 of the Notes to Consolidated Financial Statements, “Rate Matters and Regulation”). The Debt Reduction Plan provides for the sale of our interests in Protection One Europe and in Protection One. We sold our interests in Protection One Europe on June 30, 2003. We anticipate closing the sale of Protection One by late 2003 or early 2004. The amounts associated with these discontinued operations are included in our Other segment. See Note 14 of the Notes to Consolidated Financial Statements, “Segments of Business,” for further information relating to our Other segment.

As discontinued operations, we are required to estimate the net realizable proceeds from the sale of our monitored services businesses. We have used actual sale proceeds to calculate the loss from discontinued operations related to Protection One Europe. When we originally classified Protection One as discontinued operations, our estimate of the net realizable proceeds from the sale of Protection One was based on an appraisal by an independent appraisal firm. Based on the ranges of value received from multiple potential buyers, we do not believe we will realize the full amount of the net realizable proceeds originally estimated and included in the appraisal. Accordingly, we have reduced our estimated net realizable proceeds by $165.6 million. This reduction reflects our belief that there is a substantial risk that in connection with a sale of our interest in Protection One we may not recover the full outstanding balance of the senior credit facility we have provided to Protection One. In total we have recorded a loss on disposal of $220.4 million for the nine months ended September 30, 2003. This includes the actual loss realized on the sale of Protection One Europe and our estimate of the loss that will be incurred on the proposed sale of Protection One.

As discontinued operations, GAAP requires that we no longer recognize the depreciation and amortization expense of our monitored services businesses. Had we recognized depreciation and amortization expense, results of discontinued operations for the three months ended September 30, 2003 would have been a loss of $173 million and for the nine months ended September 30, 2003 would have been a loss of $74.3 million.

Before classifying our monitored services businesses as discontinued operations, we were unable to record a tax benefit for a significant portion of the goodwill impairment, amortization charges and losses of our monitored services businesses recorded in prior years. Upon classification as discontinued operations, GAAP requires the current recognition of any tax benefit that will be realized in the foreseeable future, net of any required valuation allowance. We estimate the total tax benefits associated with the sale of our monitored services businesses to be approximately $401.8 million. Based on our plan to sell our ONEOK investment, we estimate that it is likely that we will be able to realize approximately $164.4 million of these tax benefits. Therefore, we have recorded a $237.4 million valuation allowance for that portion of the tax benefit that we estimate may be unrealizable in the foreseeable future.

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

On February 10, 2003, the KCC issued an order granting limited reconsideration of its December 23, 2002 order. The KCC also stated that the Debt Reduction Plan appears to make a good-faith effort to address the concerns expressed in the KCC’s prior orders and that the KCC needed additional time to review the Debt Reduction Plan before addressing other issues raised in our petition for reconsideration of the December 23, 2002 order.

On July 21, 2003, we and Westar Industries entered into the Stipulation with the KCC staff and certain other intervenors in the docket considering the Debt Reduction Plan. In the Stipulation, the parties to the Stipulation asked the KCC to issue an order approving the Debt Reduction Plan, subject to the terms and conditions of the Stipulation. The KCC issued an order approving the Stipulation on July 25, 2003. The principal terms of the Stipulation are as follows:

•	We agree to fully implement the Debt Reduction Plan by December 31, 2004, unless prevented by events beyond our control, in which case the KCC may extend the deadline for implementation upon a proper showing by us.

•	We commit to reduce our debt to a level consistent with investment grade bond ratings and to have a capital structure containing at least 40% common equity by December 31, 2004. This commitment replaces a requirement imposed in a previous KCC order that we reduce utility debt to $1.67 billion by August 1, 2003.

•	We will file a request for a change in rates on May 1, 2005, based on a test year consisting of the 12 months ending December 31, 2004. Prior to May 1, 2005, we will not make a filing to increase our Kansas jurisdictional electric rates and the other parties to the Stipulation will not file a rate complaint or motion for us to show cause why our rates should not be reduced.

•	We will pay to our Kansas jurisdictional customers rebates of $10.5 million on May 1, 2005 and $10 million on January 1, 2006. We will also pay a rebate to customers for any amounts we may recover from Mr. Wittig and Mr. Lake for compensation totaling approximately $2.3 million paid to them that was included in our electric rates during calendar years 1998 through 2002, net of costs we incur to recover the funds. See Note 16 of the Notes to Consolidated Financial Statements, “Potential Liabilities to David C. Wittig and Douglas T. Lake,” for more information about our efforts to recover compensation from Mr. Wittig and Mr. Lake.

•	Westar Industries was required to transfer to Westar Energy all of its stock in ONEOK and all of its cash in excess of $2 million within 30 days of the date of the order.

The Debt Reduction Plan and certain of the related KCC orders outlined above are discussed in further detail in our 2002 Form 10-K.

Current Status of the Debt Reduction Plan

We have reduced our total debt by $613.4 million since December 31, 2002. The total reduction includes the decrease of utility debt by $554.7 million to $2.7 billion at September 30, 2003 from $3.2 billion at December 31, 2002. This reduction resulted principally from using the proceeds from the sale of our ONEOK stock. The remainder of the $613.4 million decrease results from a $58.7 million decrease that is included in the results of discontinued operations, of which $48.2 million is due to the sale of Protection One Europe in June 2003 and $10.5 million is due to the reduction of other Protection One debt. We may have to issue equity to achieve our commitment to have debt consistent with investment grade bond ratings and a capital structure consisting of at least 40% common equity at December 31, 2004.

In August 2003, we began recognizing the effect of the rebates that will be paid to customers in 2005 and 2006. Accordingly, as of September 30, 2003, we have recorded a liability of $1.4 million for revenue to be refunded. We will record a liability of $2.1 million for revenue to be refunded each quarter through December 31, 2005. The amounts recorded are reported as a reduction to revenues.

Also in August 2003, Westar Industries transferred to Westar Energy all of its stock in ONEOK and all of its cash in excess of $2 million and has continued to transfer cash in excess of $2 million in subsequent months. These transfers were intercompany transactions and did not result in any change to the amounts reported on our consolidated financial statements. In addition, in accordance with a KCC order, an intercompany receivable in the amount of $710.5 million from Westar Industries was reclassified as an investment in Westar Industries. This intercompany transaction is eliminated in consolidation and, therefore, has no impact on our debt reduction.

March 11, 2003 KCC Order

On March 11, 2003, the KCC issued an order approving, with conditions, a partial stipulation entered into by us, Protection One and certain parties in the KCC docket considering the Debt Reduction Plan. The order, among other things, (a) authorized us to make a payment to Protection One of up to $20 million for the 2002 tax year under the tax-sharing agreement with Protection One, (b) authorized Westar Industries to extend the maturity date of the credit facility it provides to Protection One to January 5, 2005, (c) required a reduction in the amount that may be advanced to Protection One under the credit facility to $228.4 million, and (d) authorized us to pay approximately $3.6 million to Protection One as reimbursement for aviation services provided by a subsidiary of Protection One and for the repurchase of our common and preferred stock held by Protection One.

Changes in ONEOK Ownership

In January 2003, Westar Industries entered into an agreement with ONEOK to sell ONEOK a portion of the ONEOK Series A Convertible Preferred Stock held by Westar Industries at the then-prevailing market price of ONEOK common stock, less transaction costs, and to exchange Westar Industries’ remaining shares of ONEOK Series A Convertible Preferred Stock for shares of ONEOK’s newly created Series D Non-Cumulative Convertible Preferred Stock. On February 5, 2003, ONEOK repurchased from Westar Industries 9,038,755 shares of its Series A Convertible Preferred Stock, which were convertible into 18,077,511 shares of ONEOK common stock. We received $300 million from this sale and recorded a gain of $9.2 million, net of $6.1 million tax, on this transaction.

Westar Industries also exchanged its remaining shares of ONEOK Series A Convertible Preferred Stock for 21,815,386 shares of ONEOK’s newly created Series D Convertible Preferred Stock. ONEOK filed and declared effective a shelf registration statement with respect to the sale of the ONEOK Series D Convertible Preferred and common stock held by Westar Industries. The terms of the ONEOK Series D Convertible Preferred Stock and the amended terms of a shareholder agreement and registration rights agreement are discussed in our 2002 Form 10-K.

In 2002 and prior periods, we accounted for our ONEOK common stock investment under the equity method of accounting. As a result of changes in our shareholder agreement and registration rights agreement with ONEOK, on January 1, 2003, we began accounting for our ONEOK common stock investment as an available-for-sale security under SFAS No. 115. Under SFAS No. 115, the ONEOK common stock is available-for-sale and is recorded at quoted market value with changes in the value recorded in other comprehensive income. We will begin accounting for our ONEOK Series D Convertible Preferred Stock investment under this method if and when a public market for these securities develops.

On August 11, 2003, Westar Industries sold 9,500,000 shares of ONEOK common stock in a secondary offering at a price of $19.00 per share, which resulted in gross proceeds of $180.5 million. The 9,500,000 shares of ONEOK common stock sold in the public offering consisted of 1,605,263 shares of ONEOK common stock and 7,894,737 shares of ONEOK Series D Convertible Preferred Stock that were converted into ONEOK common stock immediately before closing. At the same time as the public offering, ONEOK repurchased from Westar Industries 2,631,579 shares of ONEOK common stock at the public offering price of $19.00 per share, or $50 million of additional proceeds. We granted the underwriter for the public offering an option to purchase up to an additional 1,425,000 shares of ONEOK common stock to cover over-allotments. Pursuant to the underwriter’s exercise of its over-allotment option on August 21, 2003, we sold an additional 718,000 shares of our ONEOK stock to the underwriter for an additional $13.6 million of proceeds. Following this transaction, we own 282,854 shares of ONEOK common stock and 13,397,386 shares of ONEOK Series D Convertible Preferred Stock, which represent an approximate 14.5% ownership interest in ONEOK assuming conversion of the ONEOK Series D Convertible Preferred Stock. The Transaction Agreement and Underwriting Agreement relating to these transactions were filed as exhibits to our Form 8-K filed on August 6, 2003.

We recorded a gain on the August 2003 transactions of $23.2 million, net of $15.3 million tax. Future sales will be subject to various conditions, including future market conditions.

Call Option

In August 1998, we entered into a call option with an investment bank related to the issuance of $400 million of our 6.25% senior unsecured notes that had a final maturity of August 15, 2018 and were putable and callable on August 15, 2003 (the putable/callable notes).

In the second quarter of 2003, we purchased a call option at a cost of $65.8 million, which locked in the settlement cost associated with the August 1998 call option. The portion of the 2003 call option that was related to the portion of debt previously outstanding was treated as a cash flow hedge for accounting purposes. Changes in the value of this instrument were reflected in other comprehensive income, until the putable/callable notes were paid on August 15, 2003. At that time we recognized an expense of $8.6 million, net of $5.6 million tax, for the remaining liability associated with the August 1998 call option net of the change in the value of the call option we purchased in the second quarter of 2003.

We periodically repurchased and retired a portion of these notes in prior periods through market transactions. During the three months ended September 30, 2003, we retired $98.7 million face value of the putable/callable notes, representing all putable/callable notes that remained outstanding. In addition, during the nine months ended September 30, 2003 we repurchased $47.7 million face value of our putable/callable notes in the open market prior to the retirement.

For the three months ended September 30, 2003, we recognized a loss related to the putable/callable notes of $8.6 million, net of $5.6 million tax benefit. For the nine months ended September 30, 2003 we recognized a loss of $13.0 million, net of $8.5 million tax benefit.

CRITICAL ACCOUNTING POLICIES

Since December 31, 2002, no significant changes have occurred in our critical accounting policies for our continuing operations. For additional information on our critical accounting policies, see our 2002 Form 10-K.

OPERATING RESULTS OF OUR BUSINESS SEGMENTS

Prior to 2003, we identified three reportable segments: Electric Utility, Monitored Services and Other. As a result of classifying our monitored services businesses as discontinued operations (see Note 11 of the Notes to Consolidated Financial Operations, “Discontinued Operations”), we now have two reportable segments: Electric Utility and Other.

•	Electric Utility consists of our integrated electric utility operations, including the generation, transmission and distribution of power to our retail customers in Kansas and to wholesale customers, and our power marketing activities.

•	Other includes our ownership interest in ONEOK, the discontinued operations of our monitored services businesses and other investments in the aggregate immaterial to our business or results of operations.

The accounting policies of the continuing segments are the same as those described in our 2002 Form 10-K in Note 2 of the Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies.” Prior to 2003, segment performance was based on earnings (losses) before interest and taxes. Due to our decision to return to being exclusively a Kansas electric utility, we have changed the evaluation method of segment performance and now evaluate performance based on earnings per share. Accordingly, prior-year segment information has been reclassified, as necessary, to conform with the current-year presentation.

Electric Utility

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002: Significant changes in specific line items comprising the results of operations for the electric utility are as follows:

	Three Months Ended September 30,
	2003	2002	% Change
	(Dollars in Thousands)
SALES:
Residential	$160,691	$165,725	(3.0)
Commercial	117,743	122,072	(3.5)
Industrial	64,092	65,967	(2.8)

Subtotal	342,526	353,764	(3.2)
Network Integration (a)	14,959	15,182	(1.5)
Other (b)	9,604	11,174	(14.1)

Total retail	367,089	380,120	(3.4)
Power Marketing/Wholesale and Interchange	71,078	62,025	14.6

Total Sales	438,167	442,145	(0.9)

FUEL AND PURCHASED POWER:
Fuel used for generation	103,448	105,493	(1.9)
Purchased power	17,986	9,135	96.9

Total Fuel and Purchased Power	121,434	114,628	5.9

GROSS PROFIT	316,733	327,517	(3.3)

OPERATING EXPENSES:
Operating and maintenance	86,325	92,966	(7.1)
Depreciation and amortization	41,805	41,005	2.0
Selling, general and administrative	35,488	36,959	(4.0)

Total Operating Expenses	163,618	170,930	(4.3)

INCOME FROM OPERATIONS	153,115	156,587	(2.2)
Other income (expenses)	(15,977)	(32,409)	(50.7)
Interest expense	53,412	61,820	(13.6)

EARNINGS BEFORE INCOME TAXES	83,726	62,358	34.3
Income tax expense	26,458	23,521	12.5

INCOME FROM CONTINUING OPERATIONS	57,268	38,837	47.5

Preferred dividends, net of gain on reacquired preferred stock	216	265	(18.5)

EARNINGS AVAILABLE FOR COMMON STOCK	$57,052	$38,572	47.9

EARNINGS PER SHARE	$0.79	$0.54

(a)	Network Integration: Reflects a network transmission tariff that requires us to pay to the Southwest Power Pool (SPP) all expenses associated with transporting power. The expense for the three months ended September 30, 2003 and 2002 was $17 million. The SPP then pays us for transmitting power to the point of delivery into our retail distribution system. These receipts from the SPP are reflected in revenues in the network integration classification.
(b)	Other: Includes public street and highway lighting, miscellaneous electric revenues and revenues to be refunded.

The following table reflects changes in our electric sales volumes, as measured by thousands of megawatt hours (MWh) of electricity, for the three months ended September 30, 2003 and 2002. No sales volumes are shown for network integration or power marketing because these activities are unrelated to electricity we generate.

	Three Months Ended September 30,
	2003	2002	% Change
	(Thousands of MWh)
Residential	2,162	2,189	(1.2)
Commercial	2,020	2,093	(3.5)
Industrial	1,427	1,444	(1.2)
Other	26	26	—

Total retail	5,635	5,752	(2.0)
Wholesale and Interchange	1,929	2,035	(5.2)

Total	7,564	7,787	(2.9)

Retail energy sales were higher during July and August of 2003 as compared with the same two months of 2002 because of warmer weather in our service territory. We set a new all-time system peak on August 21, 2003 of 4,655 MW. However, September 2003 was significantly cooler than September 2002, which caused total retail sales for the three months ended September 30, 2003 to be lower than for the same period of 2002. In addition, other retail sales decreased as we began to accrue monthly amounts for the revenues to be refunded to customers in 2005 and 2006 as discussed in Note 3 of the Notes to Consolidated Financial Statements, “Rate Matters and Regulation — Current Status of the Debt Reduction Plan.” An increase in power marketing, wholesale and interchange sales revenues partially offset the decline in retail sales revenues. This increase is due primarily to higher market prices and our power marketing sales efforts.

During July and August 2003, when our customer’s energy use was high, we purchased more power from other sources than we did during the same period of 2002 because it was more economical to purchase power than to operate our peaking units.

Operating expenses decreased $11.8 million primarily as a result of recording the pre-tax gain of $12.3 million on the sale of certain utility assets to Midwest Energy, which was recorded as an offset to operating and maintenance expenses. Maintenance expense increased approximately $5.8 million over the 2002 period.

Other income (expense) significantly improved over the three months ended September 30, 2002 because we marked to market the fair value of the call option associated with the putable/callable notes in the 2002 period, incurring a total charge of $25.7 million. We recorded a $14.2 million loss on the August 2003 settlement of our putable/callable notes, which partially offset the improvement.

As a result of the reduction of our long-term debt balance, interest expense on long-term debt declined $4.1 million. In addition, we recorded as an offset to interest expense $4 million in interest income associated with an intercompany receivable owed by Westar Industries to Westar Energy that we did not have during the 2002 period. Pursuant to a KCC order issued December 23, 2002, the amount we had recorded as an investment in Westar Industries was reclassified as an intercompany receivable. Subsequent to the reclassification, we began recognizing interest income on the receivable balance. However, in August 2003 as a result of a KCC order issued July 25, 2003 approving the Stipulation and Agreement regarding the Debt Reduction Plan, we reclassified the intercompany receivable as an investment in Westar Industries.

The primary reasons earnings per share increased to $0.79 per share for the three months ended September 30, 2003 from $0.54 per share for the same period of 2002 are the declines in operating expenses, other income (expense) and interest expense as discussed above.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002: Significant changes in specific line items comprising the results of operations for the electric utility are as follows:

	Nine Months Ended September 30,
	2003	2002	% Change
	(Dollars in Thousands)
SALES:
Residential	$346,891	$353,136	(1.8)
Commercial	294,389	298,462	(1.4)
Industrial	182,377	183,412	(0.6)

Subtotal	823,657	835,010	(1.4)
Network Integration (a)	44,695	45,083	(0.9)
Other (b)	35,746	32,530	9.9

Total retail	904,098	912,623	(0.9)
Power Marketing/Wholesale and Interchange	225,387	179,224	25.8

Total Sales	1,129,485	1,091,847	3.4

FUEL AND PURCHASED POWER:
Fuel used for generation	263,264	271,269	(3.0)
Purchased power	36,776	24,869	47.9

Total Fuel and Purchased Power	300,040	296,138	1.3

GROSS PROFIT	829,445	795,709	4.2

OPERATING EXPENSES:
Operating and maintenance	275,749	283,943	(2.9)
Depreciation and amortization	125,425	130,199	(3.7)
Selling, general and administrative	111,544	141,511	(21.2)

Total Operating Expenses	512,718	555,653	(7.7)

INCOME FROM OPERATIONS	316,727	240,056	31.9
Other income (expenses)	(18,717)	(39,931)	(53.1)
Interest expense	144,846	174,685	(17.1)

EARNINGS BEFORE INCOME TAXES	153,164	25,440	502.1
Income tax expense	50,924	4,168	1,121.8

INCOME FROM CONTINUING OPERATIONS	102,240	21,272	380.6
Preferred dividends, net of gain on reacquired preferred stock	686	152	351.3

EARNINGS AVAILABLE FOR COMMON STOCK	$101,554	$21,120	380.8

EARNINGS PER SHARE	$1.40	$0.30

(a)	Network Integration: Reflects a network transmission tariff that requires us to pay to the Southwest Power Pool (SPP) all expenses associated with transporting power. The expense for the nine months ended September 30, 2003 was $49.2 million compared to $49.4 million for the same period of 2002. The SPP then pays us for transmitting power to the point of delivery into our retail distribution system. These receipts from the SPP are reflected in revenues in the network integration classification.
(b)	Other: Includes public street and highway lighting, miscellaneous electric revenues and revenues to be refunded.

The following table reflects changes in our electric sales volumes, as measured by thousands of megawatt hours (MWh) of electricity, for the nine months ended September 30, 2003 and 2002. No sales volumes are shown for network integration or power marketing because these activities are unrelated to electricity we generate.

	Nine Months Ended September 30,
	2003	2002	% Change
	(Thousands of MWh)

Residential	4,812	4,903	(1.9)
Commercial	5,208	5,249	(0.8)
Industrial	4,104	4,099	0.1
Other	78	80	—

Total retail	14,202	14,331	(0.9)
Wholesale and Interchange	6,472	6,544	(1.1)

Total	20,674	20,875	(1.0)

Retail energy sales declined during the nine months ended September 30, 2003 as compared with the same period of 2002 primarily because the weather, on average, during 2003 has been less extreme than the weather during 2002. In our service territory we had, on average, warmer weather during the heating season of 2003 and cooler weather during the cooling season of 2003. An increase in power marketing, wholesale and interchange sales revenues offset the decline in retail sales revenues. This increase is due primarily to higher market prices and our power marketing sales efforts.

During high energy usage periods, we purchased more power from other sources than we did during the same periods of 2002 because it was more economical to purchase power than to operate our peaking units.

Operating expenses decreased $12.9 million primarily as a result of recording the pre-tax gain of $12.3 million on the sale of certain utility assets to Midwest Energy, which was recorded as an offset to operating and maintenance expenses. Maintenance expense increased approximately $9.1 million over the 2002 period. A decrease of $4.6 million in taxes associated with operations also contributed to the decline in operating and maintenance expense. Selling, general and administrative expenses decreased due primarily to a $36 million charge in 2002 related to a voluntary separation program and a charge of $9 million related to the exchange of RSUs for common stock in the second quarter of 2002. This decrease was partially offset by recording $8.4 million in charges related to the special committee investigation in 2003. Depreciation and amortization expense decreased due primarily to the adoption of new depreciation rates on April 1, 2002.

Other income (expense) significantly improved primarily because the mark to market charge to record the fair value associated with the putable/callable notes for the nine months ended September 30, 2003 was $2.2 million compared to a charge of $27 million for the same period of 2002. We recorded a $14.2 million loss on the August 2003 settlement of our putable/callable notes, which partially offset the improvement. In addition, during the nine months ended September 30, 2002, we recorded a $2.6 million loss on the sale of our office building in Wichita, Kansas, and a $2.2 million loss on the sale of our low income housing investment.

We recorded as an offset to interest expense $30.8 million in interest income associated with an intercompany receivable owed by Westar Industries to Westar Energy that we did not have during the 2002 period, as discussed above.

The primary reasons earnings per share increased to earnings of $1.40 per share for the nine months ended September 30, 2003 from earnings of $0.30 per share for the same period of 2002 are the declines in operating expense, other income (expense) and interest expense as discussed above.

Other

Other includes our ownership interest in ONEOK, the discontinued operations of our monitored services businesses and other investments in the aggregate immaterial to our business or results of operations.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002: Significant changes in specific line items comprising the results of operations for our other segment are as follows:

	Three Months Ended September 30,
	2003	2002	% Change
	(Dollars in Thousands)
SALES	$—	$—	—
COST OF SALES	—	—	—

GROSS PROFIT	—	—	—

OPERATING EXPENSES:
Operating and maintenance	31	134	(76.9)
Selling, general and administrative	181	356	(49.2)

Total Operating Expenses	212	490	(56.7)

LOSS FROM OPERATIONS	(212)	(490)	(56.7)
Other income (expenses)	39,269	10,220	284.2
Interest expense	4,083	60	6,705.0

EARNINGS BEFORE INCOME TAXES	34,974	9,670	261.7
Income tax expense	11,658	1,785	553.1

INCOME FROM CONTINUING OPERATIONS	23,316	7,885	195.7
Results of discontinued operations, net of tax	(161,651)	(3,155)	5,023.6

EARNINGS (LOSS) AVAILABLE FOR COMMON STOCK	$(138,335)	$4,730	(3,024.6)

EARNINGS (LOSS) PER SHARE	$(1.91)	$0.07

Other income (expense) increased due primarily to recording the gain of $38.5 million on the sale of ONEOK stock, which was partially offset by a reduction of $8 million in investment earnings, of which $6.4 million of the decline is associated with investment earnings received from ONEOK. We also recognized a loss on extinguishment of debt of $3.4 million in 2003 compared with a loss of approximately $1.9 million in 2002.

We recorded $4 million of interest expense in 2003 associated with an intercompany receivable owed by Westar Industries to Westar Energy that we did not have during the 2002 period, as discussed above.

The loss from the results of discontinued operations increased due to the additional impairment charge of $169.1 million, net of $2.3 million tax expense, that was recorded during the third quarter of 2003 as discussed in Note 11 of the Notes to Consolidated Financial Statements, “Discontinued Operations.” This is the primary reason for the change to loss per share in 2003 from earnings per share in 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002: Significant changes in specific line items comprising the results of operations for our other segment are as follows:

	Nine Months Ended September 30,
	2003	2002	% Change
	(Dollars in Thousands)
SALES	$—	$252	100.0
COST OF SALES	—	46	100.0

GROSS PROFIT	—	206	100.0

OPERATING EXPENSES:
Operating and maintenance	90	175	(48.6)
Depreciation expense	10	58	(82.8)
Selling, general and administrative	7,353	4,163	76.6

Total Operating Expenses	7,453	4,396	69.5

LOSS FROM OPERATIONS	(7,453)	(4,190)	77.9
Other income (expenses)	62,331	57,246	8.9
Interest expense (income)	30,940	(344)	(9,094.2)

EARNINGS BEFORE INCOME TAXES	23,938	53,400	(55.2)
Income tax expense	3,685	13,938	(73.6)

INCOME FROM CONTINUING OPERATIONS	20,253	39,462	(48.7)
Results of discontinued operations, net of tax	(51,451)	(754,419)	(93.2)

EARNINGS (LOSS) AVAILABLE FOR COMMON STOCK	$(31,198)	$(714,957)	(95.6)

EARNINGS (LOSS) PER SHARE	$(0.43)	$(10.01)

Sales are from a wholly owned subsidiary of Westar Industries providing paging services, which was sold during the first quarter of 2002. Selling, general, and administrative expense increased due primarily to the cost to terminate a plane lease in the first quarter of 2003. Other income (expense) increased primarily due to the $53.8 million gain recorded on the sale of ONEOK stock. The gain was partially offset by a $12.2 million loss associated with the retirement of debt, a decline in investment earnings received from ONEOK and a one-time payment of approximately $14.2 million related to a partial recovery of an investment in a power project in the People’s Republic of China that was received during the first quarter of 2002. We recorded $30.8 million in interest expense in 2003 associated with an intercompany receivable owed by Westar Industries to Westar Energy that we did not have during the 2002 period, as discussed above. Earnings before income taxes decreased primarily as the result of intercompany interest expense of $30.8 million owed by Westar Industries to Westar Energy in 2003 that was not charged in 2002, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We believe we will have sufficient cash to fund future operations of our business, debt reductions, including the rebates to customers we are required to make in 2005 and 2006, and the payment of dividends from a combination of cash on hand, cash flow, proceeds from the sales of our non-utility and non-core assets, available borrowings under our revolving credit facility and access to capital markets. Uncertainties affecting our ability to meet these requirements include, among others, the factors affecting sales described above, economic conditions, including the impact of inflation on operating expenses, regulatory actions, our ability to implement the Debt Reduction Plan and compliance with future environmental regulations.

As of September 30, 2003, our total outstanding long-term debt was approximately $2.3 billion. This indebtedness could have a negative impact on, among other things, our ability to obtain additional financing in the future for working capital, capital expenditures and general corporate purposes and our ability to withstand a downturn in our business or the economy in general.

At September 30, 2003, current maturities of long-term debt increased $38 million from December 31, 2002 due primarily to the recognition of $185 million of debt previously classified as long-term, which matures in August 2004 and offset by the repurchase and retirement of the 6.25% senior unsecured putable/callable notes.

Capital Resources

We had $165.4 million in unrestricted cash and cash equivalents at September 30, 2003. We consider cash equivalents to be highly liquid investments with a maturity of three months or less when purchased.

At September 30, 2003, we also had $154.3 million of restricted cash classified as a current asset and $32.4 million of restricted cash classified as a long-term asset. The following table details our restricted cash as of September 30, 2003:

	Restricted Cash
	Current Portion	Long-term Portion
	(In Thousands)
Funds in trust for debt repayments	$140,181	$—
Prepaid capacity and transmission agreement	2,054	28,774
Cash held in escrow as required by certain letters of credit, surety bonds and various other deposits	12,055	3,609

Total	$154,290	$32,383

We had $149 million of available borrowings under our revolving credit facility at September 30, 2003.

The Debt Reduction Plan provides for a systematic disposal of our non-utility and non-core assets and the potential issuance of equity securities. The proceeds of these transactions will be used to reduce debt. We may reduce debt pursuant to terms stated in the debt agreements or through open market purchases or tender offers.

Cash Flows from Operating Activities

Cash provided by operating activities was $187.7 million for the nine months ended September 30, 2003, which was $42.6 million lower than cash provided by operating activities of $230.3 million for the same period of 2002. During 2002, we received a $54.2 million federal income tax refund in addition to various changes in working capital.

Cash Flows from (used in) Investing Activities

Cash provided by investing activities was $474.6 million for the nine months ended September 30, 2003, compared to cash used in investing activities of $76.1 million for the same period of 2002. During 2003, we received proceeds from the sale of ONEOK stock of $540 million and proceeds from the sale of utility assets to Midwest Energy of $34.2 million. These transactions are discussed in detail in Notes 4 and 13 of the Notes to Consolidated Financial Statements, “Changes in ONEOK Ownership” and “Sale of Utility Assets,” respectively.

Cash Flows used in Financing Activities

We used net cash flows in financing activities of $654 million for the nine months ended September 30, 2003, compared to net cash flows used in financing activities of $54.5 million for the same period of 2002. In 2003, cash was used in financing activities for the retirement of long-term debt, the purchase of a call option investment and the payment of dividends on our common stock. In 2002, an increase in long-term debt was the principal source of cash flows from financing activities and was used to reduce short-term debt, retire long-term debt, place funds in a trust to be used for debt repayment, pay dividends on our common stock and redeem a portion of our preferred and common stock.

Contractual Obligations and Commercial Commitments

Since December 31, 2002, no material changes have occurred in our contractual obligations and commercial commitments for continuing operations in the ordinary course of business. For additional information on our contractual obligations and commercial commitments, see our 2002 Form 10-K.

Sale of Accounts Receivable

On July 28, 2000, Westar Energy and KGE entered into an agreement to sell all of our accounts receivable arising from the sale of electricity to WR Receivables Corporation, a special purpose entity (SPE). We account for this transfer as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The agreement is annually renewable upon agreement by all parties. On July 23, 2003, the term of the agreement was extended through July 21, 2004. For additional information, see Note 5 of the Notes to Consolidated Financial Statements in our 2002 Form 10-K, “Accounts Receivable.”

We record administrative expense on the undivided interest owned by the conduit, which was $0.6 million and $1.9 million for the three and nine months ended September 30, 2003, respectively, compared to $0.8 million and $2.1 million for the same periods of 2002. These expenses are included in other income (expense) in our consolidated statements of income.

The outstanding balance of SPE receivables was $78.3 million at September 30, 2003 and $48.2 million at December 31, 2002, which is net of an undivided interest of $100 million and $110 million, respectively, in receivables sold by the SPE to the conduit. Our retained interest in the SPE’s receivables is reported at fair value and is subordinate to, and provides credit enhancement for, the conduit’s ownership interest in the SPE’s receivables. Our retained interest is available to the conduit to pay any fees or expenses due to the conduit and to absorb all credit losses incurred on any of the SPE’s receivables. The retained interest is included in accounts receivable, net, in our consolidated balance sheets.

Consolidation of Variable Interest Entities

In January 2003, FASB issued FIN 46, which provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. For those variable interest entities created or obtained on or before January 31, 2003, the provisions of FIN 46 must be applied by the fourth quarter of 2003. We are evaluating the impact this new pronouncement will have on our financial statements.

Pension Obligation

Our pension plan assets and liabilities are measured using assumptions, which include discount rates, compensation rates and past and future estimated plan asset returns. Due to a decrease in interest rates and a corresponding decrease in the discount rates used to estimate our pension liabilities, our pension plan assets may fall below required levels with respect to the related accumulated benefit obligation at our next measurement date. The combined effects of these factors could result in the recognition of additional liabilities. We anticipate that at December 31, 2003, we may be required to incur a charge to equity or make additional cash contributions. The amounts, if any, will depend on plan asset performance for the year and the discount rate in effect when the plan liabilities are measured. We are unable to determine the financial impact at this time, which may or may not be material.

Equity Issuance Plans

We may, from time to time, issue equity securities in private transactions and public offerings.

OTHER INFORMATION

Sale of Utility Assets

On October 14, 2002, we announced an agreement with Midwest Energy, Inc. (Midwest Energy) for the sale to Midwest Energy of a portion of our transmission and distribution assets and rights to provide service to customers in an area of central Kansas. The sale affected about 10,000 customers, or about 1.5% of our total customers. Both the KCC and FERC approved the transaction, which closed on August 15, 2003. Total sales proceeds received were $34.2 million and we recorded a gain of $7.7 million, net of $4.6 million tax. Shortly after the transaction, we used the net proceeds to reduce debt. The pre-tax gain of $12.3 million is included in operating and maintenance expenses on our consolidated income statement.

Employees

Our contract with Local 304 and Local 1523 of the International Brotherhood of Electrical Workers was extended in May 2003 through June 30, 2005. The extension provides for wage increases of 2.25% and 2.50%, respectively, for each of the next two years to all classifications of employees covered by the contract. The contract covered approximately 1,150 employees as of June 30, 2003.

Related Party Transactions

Significant transactions between us and Westar Industries and some of our other subsidiaries and related parties are described below. Some of these transactions have been eliminated in the preparation of our consolidated financial statements.

ONEOK Shared Services Agreement

We and ONEOK have shared services agreements in which we provide and bill one another for facilities, utility field work, information technology, customer support, meter reading and bill processing. ONEOK gave us notice of termination of this shared services agreement effective in December 2003. We expect the termination to occur in September 2004. We expect the termination of this agreement to increase our annual costs to provide these services by approximately $7 million to $10 million.

Protection One Shared Services Agreement

We provide administrative services to Protection One pursuant to service agreements, including accounting, tax, audit, human resources, legal, purchasing and facilities services. Fees for these services are based on various hourly charges, negotiated fees and out-of-pocket expenses. Protection One incurred charges of $1.1 million for the three months ended September 30, 2003 and $0.6 million for the three months ended September 30, 2002. Protection One incurred charges of $3.4 million for the nine months ended September 30, 2003 and $3.6 million for the same period of 2002. After a sale of our ownership of Protection One, these services will be discontinued over a transition period that has yet to be determined.

Protection One Credit Facility

Westar Industries is the lender under Protection One’s senior credit facility. Effective March 11, 2003, the senior credit facility was amended to provide that an event of default occurs if Westar Energy and Westar Industries cease to beneficially own more than 50% of the voting stock of Protection One and to decrease the maximum borrowing capacity to $228.4 million. Effective June 20, 2003, the senior credit facility was amended to extend the maturity date of the senior credit facility to January 5, 2005 and increase the applicable interest rates. Protection One paid a fee of $0.5 million to Westar Industries in connection with this amendment. As of September 30, 2003, the outstanding balance of the credit facility was $215.5 million.

As discussed above, the maximum borrowing capacity under Protection One’s senior credit facility was reduced as required by the March 11, 2003 KCC order. In June 2003, Westar Industries refunded $0.5 million to Protection One, which represented the pro rata portion of fees previously paid by Protection One to Westar Industries to increase the credit facility capacity.

Based on the ranges of value received from multiple potential buyers, we believe there is a substantial risk that in connection with a sale of our interest in Protection One we may not recover the full outstanding balance of the senior credit facility.

Payments to Protection One

On March 21, 2003, we paid approximately $1 million to Protection One as reimbursement for information technology services provided to us, and related costs incurred, by a subsidiary of Protection One. On March 21, 2003, we also paid approximately $3.6 million to Protection One as reimbursement for aviation services provided by a subsidiary of Protection One and for the repurchase of our common and preferred stock held by Protection One. The KCC authorized these payments in the March 11, 2003 KCC order, as described in Note 3 of the Notes to Consolidated Financial Statements, “Rate Matters and Regulation.”

In June 2003, Westar Industries paid $0.5 million to Protection One for the trademark associated with Protection One Europe as required due to the sale by Westar Industries of Protection One Europe.

Tax Sharing Agreement

We have a tax sharing agreement with Protection One. This pro rata tax sharing agreement provides for Protection One to be reimbursed for current tax benefits used in our consolidated tax return. We and Protection One are eligible to file on a consolidated basis for tax purposes so long as we maintain an 80% ownership interest in Protection One. The tax benefits related to our consolidated tax returns filed during the third quarter of 2003 were approximately $32 million. On March 11, 2003, the KCC issued an order that authorized us to make, if required by the tax sharing agreement, a cash payment to Protection One of up to $20 million for tax year 2002. Protection One has requested payment of unpaid tax sharing benefits. We are required to obtain KCC approval before the payment to Protection One of any amount in excess of $20 million. We intend to pay Protection One the tax sharing payment on the closing of the proposed sale of our interest in Protection One. In the event that such a transaction is not completed by December 31, 2003, we will pay Protection One on such date any amounts we have been authorized to pay by the KCC. If necessary, we will then initiate a process to seek the KCC’s approval to pay any remaining amounts.

Transactions Between Westar Energy and KGE

Westar Energy performs KGE’s cash management function, including cash receipts and disbursements. We use an intercompany account to record net receipts and disbursements between Westar Energy and KGE and between KGE and WR Receivables Corporation. KGE’s net amount payable to affiliates was approximately $20.6 million at September 30, 2003 and $24.1 million at December 31, 2002. These intercompany charges have been eliminated in consolidation.

Westar Energy provides all employees used by KGE and allocates certain operating expenses to KGE. These expenses are allocated, depending on the nature of the expense, based on allocation studies, net investment, number of customers and/or other appropriate factors. We believe such allocation procedures are reasonable.

Hedging Activities

During the third quarter of 2001, we entered into hedging relationships to manage commodity price risk associated with future natural gas purchases to protect us and our customers from adverse price fluctuations in the natural gas market. Initially, we entered into futures and swap contracts with terms extending through July 2004 to hedge price risk for a portion of our anticipated natural gas fuel requirements for our generation facilities. We have designated these hedging relationships as cash flow hedges in accordance with SFAS No. 133.

In 2002, due to the increased availability of our coal units and because we began burning more oil as use of oil became more economically favorable than gas, we did not burn our forecasted amount of natural gas. In September 2002, we determined that we had over-hedged approximately 12,000,000 MMBtu for the remaining period of the hedge. As a result of the discontinuance of this portion of the cash flow hedge, we recognized a gain in earnings of $4 million. As of September 30, 2003, we forecasted a notional volume of 3,000,000 MMBtu for the remainder of the hedged period through July 2004. Our use of hedge accounting is contingent on burning sufficient quantities of natural gas to meet our forecasts. If we fail to meet those forecasts, we could lose our ability to use hedge accounting, which could result in greater volatility to our results of operations due to fluctuating natural gas prices. We operate our system in the most economical manner and will continue to do so by using the pricing systems available to us.

Effective October 4, 2001, we entered into a $500 million interest rate swap agreement with a term of two years. At that time, the effect of the swap agreement was to fix the annual interest rate on the term loan at 6.18%. In June 2002, we refinanced the term loan associated with this swap, which increased the effective rate of the swap to 6.43%. Changes in the fair value of this cash flow hedge were due to fluctuations in the variable interest rate. On September 29, 2003, we settled the swap agreement. For information regarding on-going interest rates, see Item 3. Quantitative and Qualitative Disclosures About Market Risk — Increase in Exposure to Changes in Interest Rates.

In the second quarter of 2003, we purchased a call option at a cost of $65.8 million, which locked in a settlement cost associated with a call option related to our 6.25% putable/callable notes. The portion of the call option that related to the portion of debt outstanding was treated as a cash flow hedge for accounting purposes. See Note 5 of the Notes to Consolidated Financial Statements, “Call Option,” for further information relating to the call option.

The following table summarizes the effects our natural gas hedge, interest rate swap and call option hedge had on our financial position and results of operations for the three and nine months ended September 30, 2003:

	Natural Gas Hedge (a)	Interest Rate Swap	Call Option Hedge	Total Cash Flow Hedges
	(Dollars in Thousands)
As of September 30, 2003:
Fair value of derivative instruments:
Current	$2,845	$—	$—	$2,845
Long-term	—	—	—	—

Total	$2,845	$—	$—	$2,845

Three Months Ended September 30, 2003:

Change in amounts in accumulated other comprehensive income	$(1,828)	$3,904	$(5,007)	$(2,931)
Adjustment for gain included in net income	(6,166)	—	—	(6,166)
Estimated income tax expense (benefit)	3,180	(1,553)	1,991	3,618

Net Comprehensive Gain	$(4,814)	$2,351	$(3,016)	$(5,479)

Nine Months Ended September 30, 2003:

Change in amounts in accumulated other comprehensive income	$5,090	$8,761	$—	$13,851
Adjustment for gain included in net income	(7,276)	—	—	(7,276)
Estimated income tax expense (benefit)	870	(3,485)	—	(2,615)

Net Comprehensive Gain	$(1,316)	$5,276	$—	$3,960

Anticipated reclassifications to earnings in the next 12 months (b)	$2,845	$—	$—	$2,845

Duration of hedge designation as of September 30, 2003	10 months	—	—	—

(a)	Natural gas hedge assets and liabilities are classified in the balance sheets as energy trading contracts. Due to the volatility of gas commodity prices, it is probable that gas prices will increase and decrease over the remaining 10 months that these relationships are in place.
(b)	The actual amounts that will be reclassified to earnings could vary materially from this estimated amount due to changes in market conditions.

Fair Value of Energy Trading Contracts

The tables below show the fair value of energy trading contracts outstanding for the nine months ended September 30, 2003, their sources and maturity periods:

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding at the beginning of the period	$9,643
Less contracts realized or otherwise settled during the period	21,586
Plus fair value of new contracts entered into during the period	25,568

Fair value of contracts outstanding at the end of the period	$13,625

These contracts were valued through market exchanges and, where necessary, broker quotes and industry publications, which we believe represent the fair value of the financial instruments. The sources related to these contracts are summarized in the following table:

	Fair Value of Contracts at End of Period
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years
	(In Thousands)
Prices actively quoted (futures)	$11,375	$11,375	$—	$—	$—
Prices provided by other external sources (swaps and forwards)	3,617	627	2,990	—	—
Prices based on the Black Option Pricing model (options and other) (a)	(1,367)	(1,008)	(359)	—	—

Total fair value of contracts outstanding	$13,625	$10,994	$2,631	$—	$—

(a)	The Black Option Pricing model is a variant of the Black-Scholes Option Pricing model.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including market changes, changes in commodity prices, equity instrument investment prices and interest rates. Since December 31, 2002, there have been no significant changes in our exposure to market risk except as related to our equity price risk and interest rates as discussed below. For additional information on our market risk, see our 2002 Form 10-K, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Increase in Equity Price Risk

During 2002, we were not substantially exposed to equity price risk. As discussed in Note 4 of the Notes to Consolidated Financial Statements, “Changes in ONEOK Ownership,” during 2003 we have sold a substantial portion of our equity investment in ONEOK. During 2003, we began accounting for our ONEOK common stock investment as an available-for-sale security under SFAS No. 115. We mark to market its fair value through other comprehensive income. The value of our investment will increase or decrease approximately $0.3 million for every $1 change in the market price of this security.

Increase in Interest Rate Exposure

On September 29, 2003, we settled a swap agreement, which had fixed the annual interest rate on $500 million of our $585 million term loan at 6.43%. We are now subject to a floating interest rate on the remaining balance outstanding under the term loan of $393.9 million. This increases our variable rate debt and current maturities of fixed rate debt to $843.1 million at September 30, 2003, from $523.4 million at December 31, 2002. A 100 basis point change in each debt series’ benchmark rate used to set the rate for such series would impact net income on an annualized basis by $4.5 million after tax.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2003 our management conducted an evaluation, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. These controls and procedures were designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

No changes in our internal controls identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect internal controls.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10	(a)	Letter Agreement dated November 1, 2003 between Westar Energy, Inc. and James S. Haines, Jr.

10	(b)	Letter Agreement dated November 1, 2003 between Westar Energy, Inc. and William B. Moore

10	(c)	Letter Agreement dated November 1, 2003 between Westar Energy, Inc. and Mark A. Ruelle

10	(d)	Letter Agreement dated November 1, 2003 between Westar Energy, Inc. and Douglas R. Sterbenz

10	(e)	Letter Agreement dated November 1, 2003 between Westar Energy, Inc. and Larry D. Irick

10	(f)	Waiver and Amendment, dated as of November 6, 2003, to the Credit Agreement, dated as of June 6, 2002, among Westar Energy, Inc., the Lenders from time to time party thereto, JPMorgan Chase Bank, as Administrative Agent for the Lenders, Citibank, N.A., as Syndication Agent, and Bank of America, N.A., as Documentation Agent

31	(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended September 30, 2003

31	(b)	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended September 30, 2003

32	(a)	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended September 30, 2003 (furnished and not to be considered filed as part of the Form 10-Q)

(b) Reports on Form 8-K filed during the three months ended September 30, 2003:

Form 8-K filed July 1, 2003	-	Announcement that Westar Industries, Inc. closed the divestiture of its interest in Protection One Europe to ABN Amro Capital France.

Form 8-K filed July 22, 2003	-	Announcement that we and Westar Industries, Inc. entered into a Stipulation and Agreement with the Staff of the Kansas Corporation Commission, Unified School District No. 259, Kansas Industrial Customers, MBIA Insurance Corporation and Protection One, Inc. asking the Kansas Corporation Commission to issue an order approving our Debt Reduction and Restructuring Plan filed with the Kansas Corporation Commission February 6, 2003, subject to the terms and conditions of the Stipulation and Agreement.

Form 8-K filed July 28, 2003	-	Announcement that the Kansas Corporation Commission issued an order approving the Stipulation and Agreement filed with the Kansas Corporation Commission on July 21, 2003 allowing us to proceed with our Debt Reduction and Restructuring Plan subject to the conditions set forth in the Stipulation and Agreement.

Form 8-K filed August 6, 2003	-	Announcement that Westar Industries, Inc. priced a secondary offering of common stock of ONEOK, Inc. at a public offering. The transaction was expected to close August 11, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAR ENERGY, INC.

Date:	November 10, 2003	By:	/s/ Mark A. Ruelle
Mark A. Ruelle, Executive Vice President and Chief Financial Officer