Form 10-K/A
period 2003-12-31
WESTAR ENERGY INC /KS
filed 2004-03-25
CIK 54507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

As discussed in Note 32 to the Notes to Consolidated Financial Statements, “Restatement of Cash Flow Statements,” the consolidated statements of cash flows for the years ended December 31, 2003, 2002 and 2001 have been restated to correct misstatements in the classification of cash distributions received from investments in foreign power projects, the reinvestment of dividends payable on shares of our common stock issued or reissued under our Direct Stock Purchase Plan and other individually insignificant items. Amounts affected by this restatement included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” have been appropriately revised.

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

Cash Flows from Operating Activities

Our primary source of operating cash flows is the operations of our electric utility business. Cash flows from operating activities decreased $144.6 million to $126.4 million in 2003 from $271.0 million in 2002. This decrease was mostly attributable to taxes paid in 2003 of $53.6 million compared to an income tax refund received in 2002 of $54.1 million, an increase in maintenance expenditures at our generating facilities in 2003 as compared to 2002, and increased legal expenditures in 2003 related to investigations and litigation. The increased taxes paid in 2003 were mostly attributable to the gain on the sale of ONEOK stock.

Cash flows from operating activities increased $153.1 million to $271.0 million in 2002 from $117.9 million in 2001. This increase was mostly attributable to a decrease in maintenance expenditures in 2002 over 2001 and an income tax refund received in 2002 of $54.1 million. Severance payments of $27.6 million related to workforce reductions made in 2002 compared to $4.3 million in severance payments made in 2001 offset the increase.

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

During 2003, we received net proceeds of $801.8 million from the sale of ONEOK stock and net proceeds of $33.3 million from the sale of utility assets. Proceeds from other investments includes ONEOK dividends, proceeds from the sale of investments in affordable housing tax credit limited partnerships and proceeds from the sale of other miscellaneous investments.

Cash Flows (used in) from Financing Activities

We used $876.0 million of cash in 2003 for financing activities compared to $73.8 million in 2002. In 2003, cash was used in financing activities for the retirement of long-term debt and the payment of dividends. In 2003, we reduced our indicated annual dividend from $1.20 per share to $0.76 per share.

In 2002, an increase in long-term debt was due primarily to the debt refinancings completed during 2002, and was the principal source of cash flows from financing activities that were used to reduce short-term debt, retire other long-term debt, place funds in a trust to be used for debt repayment, pay dividends, acquire treasury stock and retire a portion of our preferred stock.

We received net cash flows from financing activities of $132.6 million in 2001. In 2001, an increase in short-term debt was the principal source of cash flows from financing activities. Cash from financing activities was used to fund the retirement of long-term debt and to pay dividends.

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

As discussed in Note 2, Note 5 and Note 18 to the financial statements, in 2003 the Company changed its method of accounting for asset retirement obligations and consolidation of variable interest entities; its method of accounting for goodwill and other intangible assets, and impairment of long-lived assets in 2002; and accounting for derivative contracts and hedging activities in 2001.

As discussed in Note 32 to the financial statements, the accompanying consolidated statements of cash flows have been restated.

DELOITTE & TOUCHE LLP

Kansas City, Missouri

March 5, 2004

(March 25, 2004 as to Note 32)

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

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year Ended December 31,
	2003	2002	2001
	(As restated—see note 32)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$85,010	$(793,001)	$(20,876)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations, net of tax	77,905	881,817	98,903
Cumulative effect of accounting change	—	—	(18,694)
Depreciation and amortization	167,236	171,807	185,519
Amortization of deferred gain from sale-leaseback	(11,828)	(11,828)	(11,828)
Amortization of non-cash stock compensation	6,885	14,006	12,840
Net changes in energy trading assets and liabilities	(1,855)	20,229	10,683
Loss (gain) on extinguishment of debt and settlement of putable/callable notes	26,455	1,541	(1,395)
Net changes in fair value of call option	2,178	22,609	—
Equity in earnings from investments	—	(9,670)	(4,721)
Impairment on investments	500	330	11,075
(Gain) loss on sale of marketable securities	(99,327)	—	1,861
(Gain) loss on sale of utility plant and property	(11,912)	1,424	—
Accrued potential liability	1,205	22,928	—
Corporate-owned life insurance	(41,133)	(31,773)	(47,627)
Net deferred taxes	(94,838)	24,435	(12,200)
Changes in working capital items, net of acquisitions and dispositions:
Restricted cash	(4,794)	(6,596)	(5,868)
Accounts receivable, net	(31,770)	(4,795)	31,944
Inventories and supplies	6,901	(8,955)	(48,369)
Prepaid expenses and other	61,048	(3,482)	(2,146)
Accounts payable	8,328	(21,026)	(28,541)
Accrued and other current liabilities	(76,565)	4,324	2,245
Accrued taxes	78,911	(22,640)	(23,875)
Changes in other, assets	1,170	1,146	(11,116)
Changes in other, liabilities	(23,304)	18,149	58

Cash flows from operating activities	126,406	270,979	117,872

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(150,378)	(126,763)	(226,996)
Investment in corporate-owned life insurance	(19,599)	(19,399)	(19,852)
Proceeds from sale of utility plant and property	33,303	1,205	—
Proceeds from sale of marketable securities	801,841	—	2,829
Issuance of officer loans and interest, net of payments	438	(309)	(1,973)
Proceeds from other investments	801	18,296	63,198

Cash flows from (used in) investing activities	666,406	(126,970)	(182,794)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	—	(221,300)	187,300
Proceeds of long-term debt	—	1,350,069	107
Retirements of long-term debt	(963,330)	(1,028,379)	(50,388)
Funds in trust for debt repayments	145,182	(135,000)	—
Purchase of call option investment	(65,785)	—	—
Net borrowings against cash surrender value of corporate-owned life insurance	58,399	52,630	57,759
Issuance of common stock, net	—	2,551	5,604

Cash dividends paid	(57,726)	(73,535)	(67,259)
Retirement of preferred stock	—	(1,547)	(545)
Acquisition of treasury stock	—	(19,544)	(866)
Reissuance of treasury stock	7,260	256	899

Cash flows (used in) from financing activities	(876,000)	(73,799)	132,611

Net cash from (used in) discontinued operations	49,698	(46,047)	13,329

Foreign currency translation	—	1,739	107

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,490)	25,902	81,125
CASH AND CASH EQUIVALENTS:
Beginning of period	113,049	87,147	6,022

End of period	$79,559	$113,049	$87,147

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

Accounting for Guarantees

In November 2002, the FASB issued Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which provides guidance for accounting for guarantees. For any guarantee entered into after December 2002, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Any future guarantee that we enter into will be accounted for as a liability.

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

	Year Ended December 31,
	2003	2002	2001
DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:
Denominator for basic earnings per share - weighted average shares	72,428,728	71,731,580	70,649,969
Effect of dilutive securities:
Employee stock options	305	—	2,832
Restricted share awards	924,978	527,116	1,065,331

Denominator for diluted earnings per share - weighted average shares	73,354,011	72,258,696	71,718,132

Potentially dilutive shares not included in the denominator since they are antidilutive	1,142,658	759,755	1,548,798

Supplemental Cash Flow Information

Cash paid for interest and income taxes for each of the three years ended December 31, are as follows:

	2003	2002	2001
	(In Thousands)
CASH PAID FOR:
Interest on financing activities, net of amount capitalized	$196,037	$235,199	$204,596
Income taxes	53,625	510	5,811
NON-CASH FINANCING TRANSACTIONS:
Issuance of stock to subsidiary (See Note 22, “Common and Preferred Stock”)	—	86,870	364,035
Issuance of stock under the Direct Stock Purchase Plan	5,841	16,544	18,278

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

12. LONG-TERM DEBT

Outstanding Debt

Long-term debt outstanding at December 31 is as follows:

	2003	2002
	(In Thousands)
Westar Energy

First mortgage bond series:
7 7/8% due 2007	$365,000	$365,000
8 1/2% due 2022	125,000	125,000
7.65% due 2023	100,000	100,000

	590,000	590,000

Pollution control bond series:
Variable due 2032, 1.10% at December 31, 2003	45,000	45,000
Variable due 2032, 1.04% at December 31, 2003	30,500	30,500
6% due 2033	58,340	58,340

	133,840	133,840

6 7/8% unsecured senior notes due 2004	184,456	278,310
9 3/4% unsecured senior notes due 2007	387,000	387,000
7 1/8% unsecured senior notes due 2009	145,078	145,078
6.80% unsecured senior notes due 2018	26,993	27,396
6.25% unsecured senior notes due 2018, putable/callable 2003	—	146,390
Senior secured term loan due 2005, variable rate of 4.22% at December 31, 2003	114,143	584,000
Capital leases	22,593	27,356
Other long-term agreements	4,179	4,352

	884,442	1,599,882

KGE

First mortgage bond series:
7.60% due 2003 (a)	—	135,000
6 1/2% due 2005	65,000	65,000
6.20% due 2006	100,000	100,000

	165,000	300,000

Pollution control bond series:
5.10% due 2023	13,488	13,493
Variable due 2027, 1.15% at December 31, 2003	21,940	21,940
7.0% due 2031	327,500	327,500
Variable due 2032, 1.17% at December 31, 2003	14,500	14,500
Variable due 2032, 1.15% at December 31, 2003	10,000	10,000

	387,428	387,433

Unamortized debt premium (b)	—	4,822
Unamortized debt discount (b)	(3,924)	(4,926)
Long-term debt due within one year (c)	(190,747)	(290,294)

Long-term debt, net	$1,966,039	$2,720,757

Long-term debt, affiliate (d)	$103,093	$—

7 7/8% cumulative quarterly income preferred securities, Series A, due 2025 (d)	$—	$98,835
8 1/2% cumulative quarterly income preferred securities, Series B, due 2036 (e)	—	115,670

Shares subject to mandatory redemption	$—	$214,505

(a)	Funds were irrevocably deposited with the bond trustee in 2002 to provide for repayment of this obligation in 2003.
(b)	Debt premiums and discounts are being amortized over the remaining lives of each issue.
(c)	Includes capital leases, which are discussed in further detail in Note 25.
(d)	Reclassified due to adoption of FIN 46R. See Note 6, “Accounts Receivable and Variable Interest Entities,” for further detail.
(e)	On September 22, 2003, we redeemed our entire issue at par.

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

In 2003, we granted 547,270 RSUs to board members, officers and some management employees. We granted 584,165 RSUs to a broad-based group of over 800 non-union employees in 2002. Each RSU represents a right to receive one share of our common stock at the end of the restricted period assuming certain criteria are met. In addition, RSUs linked to 783,400 shares of Protection One common stock and 12,193 shares of Guardian International, Inc. preferred stock held by us were granted to certain current and former officers in 2002. During 2001, we granted 579,915 RSUs. The unearned compensation related to the grant of RSUs is shown as a separate component of shareholders’ equity. Unearned compensation is being amortized to expense over the vesting period.

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

Stock options under the LTISA plan are as follows:

	As of December 31,
	2003		2002		2001
	Shares (Thousands)	Weighted- Average Exercise Price	Shares (Thousands)	Weighted- Average Exercise Price	Shares (Thousands)	Weighted- Average Exercise Price
Outstanding, beginning of year	232.6	$32.08	552.3	$34.02	498.3	$34.46
Exercised	—	—	(2.6)	18.71	(2.3)	15.31
Forfeited	(5.9)	24.99	(317.1)	35.57	(13.2)	34.54
Adjusted	—	—	—	—	69.5	30.29

Outstanding, end of year	226.7	32.92	232.6	32.08	552.3	34.02

Stock options issued and outstanding at December 31, 2003 are as follows:

	Range of Exercise Price	Number Issued and Outstanding	Weighted- Average Contractual Life in Years	Weighted- Average Exercise Price
Options - Exercisable:
2000	$15.3125	9,283	7	$15.31
1999	27.8125-32.125	22,900	6	29.52
1998	38.625-43.125	55,890	5	41.15
1997	30.75	94,490	4	30.75
1996	29.25	44,095	3	29.25

Total outstanding		226,658

RSUs under the LTISA plan are as follows:

	As of December 31,
	2003		2002		2001
	Shares (Thousands)	Weighted- Average Exercise Price	Shares (Thousands)	Weighted- Average Exercise Price	Shares (Thousands)	Weighted- Average Exercise Price
Outstanding, beginning of year	1,619.9	$18.08	1,902.9	$22.87	1,607.4	$18.90
Granted	547.3	12.9	584.2	13.28	579.9	40.05
Exercised	(251.8)	14.6	(291.8)	18.81	(275.7)	19.08
Forfeited	(1.7)	17.39	(575.4)	28.70	(8.7)	17.86

Outstanding, end of year	1,913.7	16.25	1,619.9	18.08	1,902.9	22.87

RSUs issued and outstanding at December 31, 2003 are as follows:

	Range of Fair Value at Grant Date	Number Issued and Outstanding
Restricted share units:
2003	$10.20 - $17.75	547,270
2002	9.90 – 19.78	519,191
2001	24.84 – 27.83	197,000
2000	15.3125 – 19.875	517,461
1999	27.8125 – 32.125	63,782
1998	38.625	69,000

Total outstanding		1,913,704

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

32. RESTATEMENT OF CASH FLOW STATEMENTS

Subsequent to the issuance of the December 31, 2003 financial statements, we determined that certain components in our consolidated statements of cash flows for 2003, 2002 and 2001 were incorrectly classified. The misstatements related to classification within the cash flow statements of cash distributions received from investments in foreign power projects, the reinvestment of dividends payable on shares of our common stock issued or reissued under our Direct Stock Purchase Plan and other individually insignificant items as either cash flow from investing activities or financing activities. As a result, the accompanying statements of cash flows for the years ended December 31, 2003, 2002 and 2001 have been restated from the amounts previously reported to increase cash flows from operating activities by $10.2 million, $39.2 million and $13.5 million for 2003, 2002 and 2001, respectively, to decrease cash flows from investing activities by $10.2 million and $21.1 million for 2003 and 2002, respectively, and increase cash flow from investing activities for 2001 by $6.6 million. Cash flow from financing activities for 2002 and 2001 decreased by $18.1 million and $20.1 million, respectively.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

After initially filing our annual report on Form 10-K for the period ended December 31, 2003, we responded to a SEC request to supplementally provide the staff of the SEC with additional information about our consolidated statements of cash flows. In the process of preparing this supplemental information, we and our independent auditors became aware of potential misclassifications in the consolidated statements of cash flows that resulted in the overstatement of certain amounts in cash flows from investing or financing activities and an understatement of cash flows from operating activities in identical amounts.

Upon discovering the misclassifications, we immediately contacted our Audit Committee and our internal and outside counsel, as well as the underwriters on our common stock offering and their counsel. After extensive discussions, we promptly issued a press release and filed a current report on Form 8-K to disclose the potential misclassifications and the possibility that we might file an amended Form 10-K to correct the misclassifications. We also promptly notified the staff of the SEC of the potential misclassifications. Upon reaching a final conclusion that there were misclassifications in the consolidated statements of cash flows, we issued a second press release more specifically addressing the changes to our consolidated statements of cash flows, and we are also filing this amended Form 10-K which includes an amended consolidated statements of cash flows.

We believe that the misclassifications were the result of inadvertent human error and do not reflect any weakness in our disclosure controls and procedures. Under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the Company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2003 and the date of this amendment, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no changes in our internal controls over financial reporting during the fourth quarter ended December 31, 2003 or in the first quarter of 2004 as of the date of this amendment that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

EXHIBIT INDEX

All exhibits marked “I” are incorporated herein by reference. All exhibits marked by an asterisk are management contracts or compensatory plans or arrangements required to be identified by Item 14(a)(3) of Form 10-K. Exhibits previously filed are marked “†”.

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

10	(a)	-Long-Term Incentive and Share Award Plan (filed as Exhibit 10(a) to the June 1996 Form 10-Q)*	I

10	(b)	-Form of Employment Agreements with Messers. Lake and Wittig (filed as Exhibit 10(b) to the December 31, 2000 Form 10-K)*	I

10	(c)	-A Rail Transportation Agreement among Burlington Northern Railroad Company, the Union Pacific Railroad Company and the Company (filed as Exhibit 10 to the June 1994 Form 10-Q)	I

10	(d)	-Agreement between the company and AMAX Coal West Inc. effective March 31, 1993 (filed as Exhibit 10(a) to the December 31, 1993 Form 10-K)	I

10	(e)	-Agreement between the company and Williams Natural Gas Company dated October 1, 1993 (filed as Exhibit 10(b) to the December 31, 1993 Form 10-K)	I

10	(f)	-Deferred Compensation Plan (filed as Exhibit 10(i) to the December 31, 1993 Form 10-K)*	I

10	(g)	-Short-term Incentive Plan (filed as Exhibit 10(k) to the December 31, 1993 Form 10-K)*	I

10	(h)	-Outside Directors’ Deferred Compensation Plan (filed as Exhibit 10(l) to the December 31, 1993 Form 10-K)*	I

10	(i)	-Executive Salary Continuation Plan of Western Resources, Inc., as revised, effective September 22, 1995 (filed as Exhibit 10(j) to the December 31, 1995 Form 10-K)*	I

10	(j)	-Letter Agreement between the company and David C. Wittig, dated April 27, 1995 (filed as Exhibit 10(m) to the December 31, 1995 Form 10-K)*	I

10	(k)	-Form of Shareholder Agreement between New ONEOK and the company (filed as Exhibit 99.3 to the December 12, 1997 Form 8-K)	I

10	(l)	-Form of Split Dollar Insurance Agreement (filed as Exhibit 10.3 to the June 30, 1998 Form 10-Q)*	I

10	(m)	-Amendment to Letter Agreement between the company and David C. Wittig, dated April 27, 1995 (filed as Exhibit 10 to the June 30, 1998 Form 10-Q/A)*	I

10	(n)	-Letter Agreement between the company and Douglas T. Lake, dated August 17, 1998 (filed as Exhibit 10(n) to the December 31, 1999 Form 10-K)*	I

10	(o)	-Form of Change of Control Agreement with officers of the company (filed as Exhibit 10(o) to the December 31, 2000 Form 10-K)*	I

10	(p)	-Amendment to Outside Directors’ Deferred Compensation Plan dated May 17, 2001 (filed as Exhibit 10(p) to the December 31, 2000 Form 10-K)*	I

10	(q)	-Form of loan agreement with officers of the company (filed as Exhibit 10(r) to the December 31, 2001 Form 10-K)*	I

10	(r)	-Amendment to Employment Agreement dated April 1, 2002 between the company and David C. Wittig (filed as Exhibit 10.1 to the June 30, 2002 Form 10-Q)*	I

10	(s)	-Amendment to Employment Agreement dated April 1, 2002 between the company and Douglas T. Lake (filed as Exhibit 10.2 to the June 30, 2002 Form 10-Q)*	I

10	(t)	-Credit Agreement dated as of June 6, 2002 among the company, the lenders from time to time party there to, JPMorgan Chase Bank, as Administrative Agent, Citibank, N.A., as Syndication Agent, and Bank of America, N.A., as Documentation Agent (filed as Exhibit 10.3 to the June 30, 2002 Form 10-Q)	I

10	(u)	-Employment Agreement dated September 23, 2002 between the company and David C. Wittig (filed as Exhibit 10.1 to the September 30, 2002 Form 10-Q)*	I

10	(v)	-Employment Agreement dated September 23, 2002 between the company and Douglas T. Lake (filed as Exhibit 10.1 to the November 25, 2002 Form 8-K)*	I

10	(w)	-Transaction Agreement between ONEOK and the company dated as of January 9, 2003 (filed as Exhibit 10.1 to the January 10, 2003 Form 8-K)	I

10	(x)	-Shareholder Agreement between ONEOK and the company dated as of January 9, 2003 (filed as Exhibit 10.2 to the January 10, 2003 Form 8-K)	I

10	(y)	-Registration Rights Agreement between ONEOK and the company dated as of January 9, 2003 (filed as Exhibit 10.3 to the January 10, 2003 Form 8-K)	I

10	(z)	-Employment Agreement dated April 10, 2003 between the company and James S. Haines, Jr. (filed as Exhibit 10(z) to the December 31, 2002 Form 10-K)*	I

10	(aa)	-Letter Agreement dated November 1, 2003 between Westar Energy, Inc. and James S. Haines, Jr. (filed as Exhibit 10(a) to the September 30, 2003 Form 10-Q)*	I

10	(ab)	-Letter Agreement dated November 1, 2003 between Westar Energy, Inc. and William B. Moore (filed as Exhibit 10(b) to the September 30, 2003 Form 10-Q)*	I

10	(ac)	-Letter Agreement dated November 1, 2003 between Westar Energy, Inc. and Mark A. Ruelle (filed as Exhibit 10(c) to the September 30, 2003 Form 10-Q)*	I

10	(ad)	-Letter Agreement dated November 1, 2003 between Westar Energy, Inc. and Douglas R. Sterbenz (filed as Exhibit 10(d) to the September 30, 2003 Form 10-Q)*	I

10	(ae)	-Letter Agreement dated November 1, 2003 between Westar Energy, Inc. and Larry D. Irick (filed as Exhibit 10(e) to the September 30, 2003 Form 10-Q)*	I

10	(af)	-Waiver and Amendment, dated as of November 6, 2003, to the Credit Agreement, dated as of June 6, 2002, among Westar Energy, Inc., the Lenders from time to time party thereto, JPMorgan Chase Bank, as Administrative Agent for the Lenders, Citibank, N.A., as Syndication Agent, and Bank of America, N.A., as Documentation Agent (filed as Exhibit 10(f) to the September 30, 2003 Form 10-Q)	I

12		-Computations of Ratio of Consolidated Earnings to Fixed Charges

16		-Letter from Arthur Andersen LLP to the SEC dated May 30, 2002 (filed as Exhibit 16 to the May 30, 2002 Form 8-K)	I

21		-Subsidiaries of the Registrant†

23	(a)	-Independent Auditors’ Consent, Deloitte & Touche LLP

23	(b)	-Independent Auditors’ Consent, KPMG LLP

31	(a)	-Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended December 31, 2003

31	(b)	-Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended December 31, 2003

32	(a)	-Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the annual report provided for the year ended December 31, 2003 (furnished and not to be considered filed as part of the Form 10-K)

99	(a)	-Kansas Corporation Commission Order dated November 8, 2002 (filed as Exhibit 99.2 to the September 30, 2002 Form 10-Q)	I

99	(b)	-Kansas Corporation Commission Order dated December 23, 2002 (filed as Exhibit 99.1 to the December 27, 2002 Form 8-K)	I

99	(c)	-Form of Certificate of the Designations of $0.925 Series D Non-Cumulative Convertible Preferred Stock of ONEOK (filed as Exhibit 99.1 to the January 10, 2003 Form 8-K)	I

99	(d)	-Debt Reduction and Restructuring Plan filed with the Kansas Corporation Commission on February 6, 2003 (filed as Exhibit 99.1 to the February 6, 2003 Form 8-K)	I

99	(e)	-Kansas Corporation Commission Order dated February 10, 2003 (filed as Exhibit 99.1 to the February 11, 2003 Form 8-K)	I

99	(f)	-Kansas Corporation Commission Order dated March 11, 2003 (filed as Exhibit 99(f) to the December 31, 2002 Form 10-K)	I

99	(g)	-Demand for Arbitration (filed as Exhibit 99.1 to the June 13, 2003 Form 8-K)	I

99	(h)	-Stipulation and Agreement filed with the Kansas Corporation Commission on July 21, 2003 (filed as Exhibit 99.1 to the July 22, 2003 Form 8-K)	I

99	(i)	-Transaction Agreement, dated August 4, 2003, between ONEOK, Inc., Westar Energy, Inc., and Westar Industries, Inc. (filed as Exhibit 99.1 to the August 6, 2003 Form 8-K)	I

99	(j)	-Underwriting Agreement, dated August 5, 2003, between J.P. Morgan Securities Inc., ONEOK, Inc., Westar Energy, Inc., and Westar Industries, Inc. (filed as Exhibit 99.2 to the August 6, 2003 Form 8-K)	I

99	(k)	-Purchase Agreement, dated as of December 23, 2003, between POI Acquisition, L.L.C., Westar Industries, Inc. and Westar Energy, Inc. (filed as Exhibit 99.2 to the December 23, 2003 Form 8-K)	I

WESTAR ENERGY, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	(In Thousands)
Year ended December 31, 2001
Allowances deducted from assets for doubtful accounts (a)	244	109	(80)	273
Accrued exit fees, shut-down and severance costs (b)	380	—	(337)	43
Year ended December 31, 2002
Allowances deducted from assets for doubtful accounts (a)	273	138	(411)	—
Accrued exit fees, shut-down and severance costs (b)	43	—	(43)	—
Year ended December 31, 2003
Allowances deducted from assets for doubtful accounts	—	—	—	—
Accrued exit fees, shut-down and severance costs	—	—	—	—

(a)	Deductions are primarily the result of write-offs of accounts receivable.
(b)	Deductions are the result of payment of accrued severance costs.

SIGNATURE

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAR ENERGY, INC.

Date: March 25, 2004	By:	/s/ Mark A. Ruelle
Mark A. Ruelle, Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES S. HAINES, JR. (James S. Haines, Jr.)	Director, Chief Executive Officer and President (Principal Executive Officer)	March 25, 2004

/s/ MARK A. RUELLE (Mark A. Ruelle)	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2004

/s/ CHARLES Q. CHANDLER IV (Charles Q. Chandler IV)	Chairman of the Board	March 25, 2004

/s/ MOLLIE HALE CARTER (Mollie Hale Carter)	Director	March 25, 2004

/s/ R. A. EDWARDS III (R. A. Edwards III)	Director	March 25, 2004

/s/ B. ANTHONY ISAAC (B. Anthony Isaac)	Director	March 25, 2004

/s/ ARTHUR B. KRAUSE (Arthur B. Krause)	Director	March 25, 2004

/s/ MICHAEL F. MORRISSEY (Michael F. Morrissey)	Director	March 25, 2004

/s/ JOHN C. NETTELS, JR. (John C. Nettels, Jr.)	Director	March 25, 2004