Form 10-Q
period 2004-03-31
WESTAR ENERGY INC /KS
filed 2004-05-10
CIK 54507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	85,519,575 shares
(Class)	(Outstanding at May 3, 2004)

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

•	capital expenditures,

•	earnings,

•	liquidity and capital resources,

•	litigation,

•	accounting matters,

•	compliance with debt and other restrictive covenants,

•	interest rates and dividends,

•	environmental matters,

•	nuclear operations, and

•	the overall economy of our service area.

What happens in each case could vary materially from what we expect because of such things as:

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	economic and capital market conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather,

•	rates, cost recoveries and other regulatory matters,

•	the impact of changes and downturns in the energy industry and the market for trading wholesale electricity,

•	the impact of changes in “Hours of Service” legislation that was enacted in January 2004 on the number of hours during which employees may operate equipment,

•	the impact of the outcome of the notice of violation received on January 22, 2004 from the Environmental Protection Agency and other environmental matters,

•	the outcome of the investigation being conducted by the Federal Energy Regulatory Commission regarding power trades with Cleco Corporation and its affiliates and other energy marketing and transmission transactions,

•	political, legislative, judicial and regulatory developments,

•	the impact of the purported shareholder and employee class action lawsuits filed against us,

•	the impact of our potential liability to David C. Wittig and Douglas T. Lake for unpaid compensation and benefits and the impact of claims they have made against us related to the termination of their employment and the publication of the report of the special committee of the board of directors,

•	the impact of changes in interest rates,

•	changes in, and the discount rate assumptions used for, pension and other post-retirement and post-employment benefit liability calculations, as well as actual and assumed investment returns on pension plan assets,

•	the impact of changing interest rates and other assumptions on our decommissioning liability for Wolf Creek Generating Station,

•	transmission reliability rules,

•	changes in the expected tax benefits and contingent payments resulting from the loss on the sale of our monitored services business,

•	homeland security considerations,

•	coal, natural gas and oil prices, and

•	other circumstances affecting anticipated operations, sales and costs.

These lists are not all-inclusive because it is not possible to predict all factors. This report should be read in its entirety and in conjunction with our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003.

No one section of the report deals with all aspects of the subject matter and additional information on some matters that could impact our operations and financial results may be included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003. Any forward-looking statement speaks only as of the date such statement was made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made except as required by applicable laws or regulations.

WESTAR ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$355,270	$79,559
Restricted cash	21,089	17,925
Accounts receivable, net	64,500	80,971
Inventories and supplies	129,904	136,636
Energy marketing contracts	28,773	35,385
Deferred tax assets	27,925	119,041
Prepaid expenses and other	32,261	43,177
Assets of discontinued operations	—	570,541

Total Current Assets	659,722	1,083,235

PROPERTY, PLANT AND EQUIPMENT, NET	3,898,860	3,909,500

OTHER ASSETS:
Restricted cash	32,704	31,854
Regulatory assets	407,622	411,315
Nuclear decommissioning trust	82,858	80,075
Energy marketing contracts	4,183	4,190
Other	255,371	214,336

Total Other Assets	782,738	741,770

TOTAL ASSETS	$5,341,320	$5,734,505

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$336,427	$190,747
Current maturities of long-term debt, affiliate	103,093	—
Short-term debt	—	1,000
Accounts payable	95,053	94,700
Accrued liabilities	114,683	113,898
Accrued taxes	25,817	83,079
Energy marketing contracts	24,731	28,000
Other	21,500	20,486
Liabilities of discontinued operations	—	488,805

Total Current Liabilities	721,304	1,020,715

LONG-TERM LIABILITIES:
Long-term debt, net	1,696,826	1,966,039
Long-term debt, affiliate	—	103,093
Deferred income taxes and investment tax credits	1,020,549	1,039,620
Deferred gain from sale-leaseback	147,853	150,810
Accrued employee benefits	101,209	101,892
Asset retirement obligation	82,300	80,695
Nuclear decommissioning	82,858	80,075
Energy marketing contracts	1,296	1,111
Other	231,584	153,695

Total Long-Term Liabilities	3,364,475	3,677,030

COMMITMENTS AND CONTINGENCIES (see Note 7)

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock, par value $100 per share; authorized 600,000 shares; issued 248,576 shares; outstanding 214,363 shares	21,436	21,436
Common stock, par value $5 per share; authorized 150,000,000 shares; issued 83,822,450 and 72,840,217 shares, respectively	419,112	364,201
Common stock subscribed, par value $5 per share; subscribed 1,575,000 shares	7,875	—
Paid-in capital	943,999	776,754
Unearned compensation	(14,190)	(15,879)
Loans to officers	—	(2)
Retained earnings (accumulated deficit)	(86,729)	(102,782)
Treasury stock, at cost, 203,575 shares	—	(2,391)
Common stock subscriptions receivable	(31,385)	—
Accumulated other comprehensive loss, net	(4,577)	(4,577)

Total Shareholders’ Equity	1,255,541	1,036,760

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,341,320	$5,734,505

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
SALES	$340,263	$345,434

OPERATING EXPENSES:
Fuel and purchased power	101,762	89,897
Operating and maintenance	98,958	94,353
Depreciation and amortization	41,927	41,391
Selling, general and administrative	40,967	43,041

Total Operating Expenses	283,614	268,682

INCOME FROM OPERATIONS	56,649	76,752

OTHER INCOME (EXPENSE):
Investment earnings	2,364	8,466
Gain on sale of ONEOK stock	—	15,300
Loss on extinguishment of debt	(154)	(5,861)
Other income	1,343	462
Other expense	(4,253)	(6,204)

Total Other Income (Expense)	(700)	12,163

Interest expense	43,425	59,732

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	12,524	29,183
Income tax expense	3,733	9,081

INCOME FROM CONTINUING OPERATIONS	8,791	20,102

Results of discontinued operations, net of tax	6,888	103,822

NET INCOME	15,679	123,924
Preferred dividends, net of gain on reacquired preferred stock	242	227

EARNINGS AVAILABLE FOR COMMON STOCK	$15,437	$123,697

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING (see Note 2):
Basic earnings available from continuing operations	$0.12	$0.28
Results of discontinued operations	0.09	1.44

Basic earnings available	$0.21	$1.72

Diluted earnings available from continuing operations	$0.12	$0.28
Results of discontinued operations	0.09	1.43

Diluted earnings available	$0.21	$1.71

Average common shares outstanding	73,609,221	72,038,854

DIVIDENDS DECLARED PER COMMON SHARE	$0.19	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2004		2003
NET INCOME		$15,679		$123,924

OTHER COMPREHENSIVE INCOME, BEFORE TAX:
Unrealized holding gain on marketable securities arising during the period	$—		$27,516
Reclassification adjustment for gain included in net income	—	—	(15,300)	12,216

Unrealized holding gain on cash flow hedges arising during the period		—		5,864

Other comprehensive income, before tax		—		18,080
Income tax expense related to items of other comprehensive income		—		(7,192)

Other comprehensive gain, net of tax		—		10,888

COMPREHENSIVE INCOME		$15,679		$134,812

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$15,679	$123,924
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net of tax	(6,888)	(103,822)
Depreciation and amortization	41,927	41,391
Amortization of nuclear fuel	3,493	3,482
Amortization of deferred gain from sale-leaseback	(2,957)	(2,957)
Non-cash stock compensation	2,247	1,387
Net changes in energy marketing assets and liabilities	3,535	(67)
Loss on extinguishment of debt	154	5,861
Net changes in fair value of call option	—	2,181
Gain on sale of ONEOK stock	—	(15,300)
Accrued liability to certain former officers	5,579	301
Corporate-owned life insurance	(1,637)	(1,103)
Net deferred taxes	(19,282)	(54,066)
Changes in working capital items, net of acquisitions and dispositions:
Restricted cash	(2,641)	(4,093)
Accounts receivable, net	16,471	(860)
Inventories and supplies	6,732	3,859
Prepaid expenses and other	12,911	18,880
Accounts payable	353	(2,459)
Accrued and other current liabilities	4,959	10,888
Accrued taxes	44,356	79,520
Changes in other, assets	1,842	6,193
Changes in other, liabilities	(10,605)	(17,622)

Cash flows from operating activities	116,228	95,518

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(46,822)	(29,124)
Proceeds from sale of Protection One, Inc.	122,170	—
Proceeds from sale of ONEOK stock	—	300,000
Proceeds from sale of plant and property	7,098	—
Issuance of officer loans, net of payments	2	(14)
Proceeds from other investments	—	801

Cash flows from investing activities	82,448	271,663

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(1,000)	—
Retirements of long-term debt	(122,103)	(79,964)
Funds in trust for debt repayments	—	(163,830)
Net borrowings against cash surrender value of corporate-owned life insurance	864	854
Issuance of common stock, net	212,609	—
Cash dividends paid	(12,748)	(20,057)
Reissuance of treasury stock	1,927	1,042

Cash flows from (used in) financing activities	79,549	(261,955)

Net cash used in discontinued operations	(2,514)	(4,649)

NET INCREASE IN CASH AND CASH EQUIVALENTS	275,711	100,577

CASH AND CASH EQUIVALENTS:
Beginning of period	79,559	113,049

End of period	$355,270	$213,626

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(Unaudited)

1. DESCRIPTION OF BUSINESS

Westar Energy, Inc., a Kansas corporation incorporated in 1924, is the largest electric utility in Kansas. Unless the context otherwise indicates, all references in this Form 10-Q to “the company,” “we,” “us,” “our” and similar words are to Westar Energy, Inc. and its consolidated subsidiaries. The term “Westar Energy” refers to Westar Energy, Inc. alone and not together with its consolidated subsidiaries. We provide electric generation, transmission and distribution services to approximately 647,000 customers in Kansas. Westar Energy provides these services in central and northeastern Kansas, including the Topeka, Lawrence, Manhattan, Salina and Hutchinson metropolitan areas. Kansas Gas and Electric Company (KGE), our wholly owned subsidiary, provides these services in south-central and southeastern Kansas, including the Wichita metropolitan area. Both Westar Energy and KGE conduct business using the name Westar Energy.

KGE owns a 47% interest in the Wolf Creek Generating Station (Wolf Creek), a nuclear power plant located near Burlington, Kansas, and a 47% interest in Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

We prepare our consolidated financial statements in accordance with generally accepted accounting principles (GAAP) for the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 (2003 Form 10-K, as amended).

Use of Management’s Estimates

When we prepare our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, valuation of commodity contracts, depreciation, unbilled revenue, investments, valuation of our energy marketing portfolio, intangible assets, income taxes, pension and other post-retirement and post-employment benefits, nuclear decommissioning of Wolf Creek, asset retirement obligations, net amount of tax benefits realizable from the disposition of our monitored security businesses, environmental issues and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

Stock Based Compensation

For purposes of the pro forma disclosures required by Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure,” the estimated fair value of stock options is amortized to expense over the relevant vesting period. Information related to the pro forma impact on our consolidated earnings and earnings per share follows:

	Three Months Ended March 31,
	2004	2003
	(Dollars in Thousands, Except Per Share Amounts)
Earnings available for common stock, as reported	$15,437	$123,697
Add: Stock-based compensation included in earnings available for common stock, as reported, net of related tax effects	291	—
Deduct: Total stock option expense determined under fair value method for all awards, net of related tax effects	217	76

Earnings available for common stock, pro forma	$15,511	$123,621

Weighted average shares used for dilution	74,464,910	72,409,630

Earnings per share:
Basic - as reported	$0.21	$1.72
Basic - pro forma	$0.21	$1.72

Diluted - as reported	$0.21	$1.71
Diluted - pro forma	$0.21	$1.71

Dilutive Shares

Basic earnings per share applicable to common stock are based on the weighted average number of common shares outstanding and shares issuable in connection with vested restricted share units (RSUs) during the period reported. Diluted earnings per share include the effect of potential issuances of common shares resulting from the assumed vesting of all outstanding RSUs, the exercise of all outstanding stock options issued pursuant to the terms of our stock-based compensation plans and the additional issuance of shares under the employee stock purchase plan. The dilutive effect of shares under the employee stock purchase plan, stock-based compensation and stock options is computed using the treasury stock method. The following table reconciles the weighted average number of common shares outstanding used to compute basic and diluted earnings per share.

	Three Months Ended March 31,
	2004	2003
DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:
Denominator for basic earnings per share - weighted average shares	73,609,221	72,038,854
Effect of dilutive securities:
Employee stock purchase plan shares	455	—
Employee stock options	2,080	—
Restricted share awards	853,154	370,776

Denominator for diluted earnings per share - weighted average shares	74,464,910	72,409,630

Potentially dilutive shares not included in the denominator since they are antidilutive	217,375	232,638

Supplemental Cash Flow Information

Cash paid for interest and non-cash financing transactions are as follows:

	Three Months Ended March 31,
	2004	2003
	(In Thousands)
CASH PAID FOR:
Interest, net of amount capitalized	$24,370	$46,631
NON-CASH FINANCING TRANSACTIONS:
Issuance of common stock	3,577	2,342
Common stock subscriptions	31,385	—

Reclassifications

We have reclassified certain prior year amounts to conform with classifications used in the current-year presentation as necessary for a fair presentation of the financial statements.

3. RATE MATTERS AND REGULATION — CURRENT STATUS OF THE DEBT REDUCTION PLAN

In August 2003, we began ratably recording a regulatory liability for rebates that will be paid to customers in 2005 and 2006. Accordingly, as of March 31, 2004, we have recorded a regulatory liability of $5.7 million for these rebates, which is included in other long-term liabilities on our consolidated balance sheets.

On February 13, 2004, the Kansas Corporation Commission (KCC) approved the sale of our interest in Protection One, Inc. (Protection One) subject to the condition that we issue at least $97.2 million of common stock by December 31, 2004. On March 31, 2004 we completed an equity offering in excess of this amount and satisfied this condition.

During the first quarter of 2004, we reduced the debt shown on our consolidated balance sheet by $124.5 million, which includes unamortized capital lease balances and unamortized debt expenses, with internally generated cash and a portion of the proceeds received from the sale of Protection One. Additionally, we reduced the long-term debt that was included in the results of discontinued operations by $305.2 million during the first quarter of 2004 due to the sale of Protection One.

4. DISCONTINUED OPERATIONS — SALE OF PROTECTION ONE

On February 17, 2004, we closed the sale of our interest in Protection One to subsidiaries of Quadrangle Capital Partners LP and Quadrangle Master Funding Ltd. (together, Quadrangle). At closing, we received proceeds of $122.2 million. The transaction did not include $26.6 million of Protection One 7 3/8% senior notes due August 15, 2005, which we still hold as an available for sale security.

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

Before classifying our monitored services businesses as discontinued operations, we were unable to record a tax benefit for a significant portion of the goodwill impairment and amortization charges and losses of our monitored services businesses recorded in prior years. Upon classification as discontinued operations, GAAP required the current recognition of any tax benefit that will be realized in the foreseeable future, net of any required valuation allowance. We estimated the tax benefits associated with the capital loss on the sale of Protection One to be approximately $326.1 million. Based on the sale of our ONEOK, Inc. (ONEOK) investment and current projections of taxable income, we estimate that it is likely that we will be able to realize approximately $93.9 million of these tax benefits. Therefore, we have recorded a $232.2 million valuation allowance for that portion of the tax benefit that we estimate may be unrealizable in the foreseeable future.

Results of discontinued operations are presented in the table below:

	Three Months Ended March 31,
	2004 (a)	2003
	(In Thousands, Except Per Share Amounts)
Sales	$22,466	$70,086
Costs and expenses	19,937	81,674

Earnings (loss) from discontinued operations before income taxes	2,529	(11,588)
Estimated gain (loss) on disposal	4,115	(54,510)
Income tax benefit	244	169,920

Results of discontinued operations	$6,888	$103,822

(a)	Includes results through February 17, 2004 when Protection One was sold.

The major classes of assets and liabilities of the monitored services businesses at December 31, 2003 were as follows:

December 31, 2003
(In Thousands)
Assets:
Current	$80,850
Property and equipment	60,656
Customer accounts, net	268,533
Goodwill, net	41,847
Other	118,655

Total assets	$570,541

Liabilities:
Current	$82,024
Long-term debt	305,234
Other long-term liabilities	101,547

Total liabilities	$488,805

5. ACCOUNTS RECEIVABLE SALES PROGRAM

On July 28, 2000, we entered into an agreement with WR Receivables Corporation, a wholly owned, bankruptcy-remote special purpose entity (SPE) to sell all of our accounts receivable arising from the sale of electricity to the SPE. These transfers are accounted for as sales in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The SPE may sell up to $125 million of an undivided interest in the accounts receivable to a third party conduit under various terms and conditions. The percentage ownership interest in receivables held by the third party conduit will increase or decrease over time, depending on the characteristics of the SPE’s receivables, including delinquency rates and debtor concentrations. The agreement with the third party conduit is renewable annually upon agreement by all parties. On July 23, 2003, the term of the agreement was extended through July 21, 2004.

The SPE receivable from WR Receivables Corporation represents our retained interests in the transferred receivables and is recorded at book value, net of allowances for bad debts, which approximates fair value due to the short-term nature of the receivable. It is included in accounts receivable, net, on our consolidated balance sheets. The interests that we hold are included in the table below:

	March 31, 2004	December 31, 2003
	(In Thousands)
Undivided Interest — Retained, net	$57,538	$71,213
Undivided Interest — Third party conduit, net	6,288	9,186

SPE receivables, net	$63,826	$80,399

The outstanding balance of SPE receivables is net of $80.0 million at March 31, 2004 and December 31, 2003 in undivided ownership interests sold by the SPE to the third party conduit.

During the three months ended March 31, 2004 and 2003, there were no proceeds or repayments between the SPE and the third party conduit.

6. INCOME TAXES

We recorded income tax expense of $3.7 million for the three months ended March 31, 2004 and $9.1 million for the three months ended March 31, 2003 using the effective tax rate method. Under this method, we compute the tax related to year-to-date income, except for significant, unusual or extraordinary items, at an estimated annual effective tax rate. We individually compute and recognize, when the transaction occurs, income tax expense related to significant, unusual or extraordinary items.

7. COMMITMENTS AND CONTINGENCIES — EPA NEW SOURCE REVIEW

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

We are in discussions with the EPA concerning this matter and will attempt to reach a settlement agreement with the EPA. We expect that any settlement with the EPA could require us to update or install emissions controls at Jeffrey Energy Center over an agreed upon number of years. Additionally, we might be required to update or install emissions controls at our other coal-fired plants, pay fines or penalties, or take other remedial action. Together, these costs could be material. If a settlement cannot be reached, the EPA could refer the matter to the United States Department of Justice for it to consider whether to pursue an enforcement action. We believe that costs related to updating or installing emissions controls would qualify for recovery through rates. If we are assessed a penalty as a result of the EPA’s allegation, the penalty could be material and may not be recovered in rates.

8. LEGAL PROCEEDINGS

We and certain of our present and former officers are defendants in a consolidated purported class action lawsuit in United States District Court in Topeka, Kansas, “In Re Westar Energy, Inc. Securities Litigation,” Master File No. 5:03-CV-4003 and related cases. Plaintiffs filed a Consolidated Amended Complaint on July 15, 2003. The lawsuit is brought on behalf of purchasers of our common stock between March 29, 2000, the date we announced our intention to separate our electric utility operations from our unregulated businesses, and November 8, 2002, the date the KCC issued an order prohibiting the separation. The lawsuit alleges that we violated federal securities laws by making material misrepresentations or omitting material facts, concerning the purpose and benefits of the previously proposed separation of our electric utility operations from our unregulated businesses, the compensation of our senior management and the independence and functioning of our board of directors and that as a result we artificially inflated the price of our common stock. On October 20, 2003, we and the other defendants filed motions to dismiss the complaint. The plaintiffs filed a response to the motion to dismiss on March 15, 2004. We intend to vigorously defend against this action. We are unable to predict the ultimate impact of this matter on our consolidated financial position, results of operations and cash flows.

We and certain of our present and former officers and employees are defendants in a consolidated purported class action lawsuit filed in United States District Court in Topeka, Kansas, “In Re Westar Energy ERISA Litigation, Master File No. 03-4032-JAR.” Plaintiffs filed a Consolidated Amended complaint on October 20, 2003. The lawsuit is brought on behalf of participants in, and beneficiaries of, our Employees’ 401(k) Savings Plan between July 1, 1998 and January 1, 2003. The lawsuit alleges violations of the Employee Retirement Income Security Act arising from the conduct of certain present and former officers and employees who served or are serving as fiduciaries for the plan. The conduct is related to alleged securities law violations related to the previously proposed separation of our electric utility operations from our unregulated businesses, our rate cases filed with the KCC in 2000, the compensation of and benefits provided to our senior management, energy marketing transactions with Cleco Corporation (Cleco) and the first and second quarter 2002 restatements of our consolidated financial statements related to the revised goodwill impairment charge and the mark-to-market charge on our putable/callable notes. On December 23, 2003, we filed a motion to dismiss the complaint. Other defendants filed motions to dismiss on or before March 30, 2004. Plaintiffs have until May 17, 2004 to file a response to the motions to dismiss. We intend to vigorously defend against this action. We are unable to predict the ultimate impact of this matter on our consolidated financial position, results of operations and cash flows.

Certain present and former members of our board of directors and officers are defendants in a shareholder derivative complaint filed April 18, 2003, “Mark Epstein vs David C. Wittig, Douglas T. Lake, Charles Q. Chandler IV, Frank J. Becker, Gene A. Budig, John C. Nettels, Jr., Roy A. Edwards, John C. Dicus, Carl M. Koupal, Jr., Larry D. Irick and Cleco Corporation, defendants, and Westar Energy, Inc., nominal defendant, Case No. 03-4081-JAR.” Plaintiffs filed an amended shareholder derivative complaint on July 30, 2003. Among other things, the lawsuit claims that the defendants (i) breached fiduciary duties owed to us because of the actions and omissions described in the report of the special committee of our board of directors, (ii) caused or permitted our assets to be wasted on perquisites for certain insiders and (iii) caused or permitted our May 6, 2002 proxy statement to be issued with materially false and misleading statements. The plaintiffs seek unspecified monetary damages and other equitable relief. In October 2003, our board of directors appointed a special litigation committee of the board to evaluate the amended shareholder derivative complaint. The members of the committee are Mollie Hale Carter, Arthur B. Krause and Michael F. Morrissey. Plaintiffs have informed us they intend to file a motion by May 28, 2004 seeking leave to amend the amended consolidated complaint. We and other defendants who have not already filed a response to the complaint will have until June 30, 2004 to respond to the amended complaint. We are unable to predict the ultimate impact of this matter on our consolidated financial position, results of operations and cash flows.

On June 13, 2003, we filed a demand for arbitration with the American Arbitration Association asserting claims against David C. Wittig, our former president, chief executive officer and chairman, and Douglas T. Lake, our former executive vice president, chief strategic officer and member of the board, arising out of their previous employment with us. Mr. Wittig and Mr. Lake have filed counterclaims against us in the arbitration alleging substantial damages related to the termination of their employment and the publication of the report of the special committee of our board of directors. We intend to vigorously defend against these claims. We are unable to predict the ultimate impact of this matter on our consolidated financial position, consolidated results of operations and cash flow.

We and our subsidiaries are involved in various other legal, environmental and regulatory proceedings. We believe that adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

See also Note 7 for discussion of alleged violations of the Clean Air Act and Note 11 for discussion of potential liabilities to Mr. Wittig and Mr. Lake.

9. COMMON STOCK AND STOCK SUBSCRIPTION

On March 31, 2004, we sold, through an underwritten public offering, 10.5 million shares of our common stock at $ 20.65 per share for net cash proceeds of $209.1 million. On April 2, 2004 we sold 1.6 million additional shares at the same price as a result of the underwriters exercising their over-allotment option on March 31, 2004.

10. REFINANCING AND REDEMPTION OF LONG-TERM DEBT

In February 2004, we repaid, with internally generated cash and a portion of the proceeds received from the sale of our interest in Protection One, the remaining balance of $114.1 million under our $585.0 million term loan that would have been due in 2005.

On March 12, 2004, we entered into a new $300.0 million revolving credit facility. The new revolving credit facility replaced a $150.0 million revolving credit facility we entered into in 2002. The new revolving credit facility matures on March 12, 2007 and will be used as a source of short-term liquidity. Prior to the closing of the new facility, we repaid, with cash on hand, $1.0 million outstanding under the prior credit facility. All loans under the revolving credit facility are secured by KGE first mortgage bonds.

On April 30, 2004, we redeemed $127.0 million of the principal amount of our 9  3/4% senior notes otherwise due in 2007. The principal, premium and accrued interest of $145.5 million was paid on April 30, 2004 using proceeds from our equity offering.

On April 7, 2004, we announced that we will redeem, in their entirety, approximately $26.9 million of the principal amount of our 6.8% senior notes due 2018 at par. The principal and accrued interest was paid on May 7, 2004 from our available cash.

On April 16, 2004, we redeemed the entire $100.0 million issue of Western Resources Capital I 7 7/8% Cumulative Quarterly Income Preferred Securities, Series A, at par.

Our next scheduled debt maturity is the 6 7/8% senior notes due August 2004. We purchased approximately $7.7 million face amount of these notes in the open market during the three months ended March 31, 2004. The outstanding balance of the remaining notes was $176.8 million at March 31, 2004.

On May 5, 2004, we announced our intention to issue new Pollution Control Bonds to refinance $58.3 million of Westar Energy’s 6% Pollution Control Bonds due 2033 and $327.5 million of KGE’s 7% Pollution Control Bonds due 2031.

11. POTENTIAL LIABILITIES TO DAVID C. WITTIG AND DOUGLAS T. LAKE

During the three months ended March 31, 2004, we increased the amount of our accrued liability for potential obligations to Mr. Wittig and Mr. Lake by $5.6 million. We increased the amount of the liability by $4.2 million, and recorded compensation expense in a like amount, as a result of the satisfaction in January 2004 of vesting requirements for RSUs previously granted to Mr. Wittig and Mr. Lake. We believe these RSUs were forfeited upon the termination of their employment. In addition, we increased the amount of the accrued liability by $1.1 million for dividends we believe Mr. Wittig and Mr. Lake are not entitled to receive and by approximately $0.3 million for potential increases in benefits due under an executive salary continuation plan. As discussed above in Note 8, we have filed a demand for arbitration with the American Arbitration Association seeking to avoid payment of compensation and other benefits Mr. Wittig and Mr. Lake claim to be owed to them as a result of their previous employment with us.

12. INTERIM PENSION DISCLOSURE

The following table summarizes the net periodic costs for our pension and post-retirement plans, including 47% of the WCNOC plans.

	Pension Benefits		Post-retirement Benefits
Three Months Ended March 31,	2004	2003	2004	2003
	(In Thousands)
Components of Net Periodic (Benefit) Cost:
Service cost	$2,129	$2,623	$430	$368
Interest cost	7,816	10,511	1,955	2,173
Expected return on plan assets	(10,314)	(14,223)	(533)	(375)
Amortization of:
Transition obligation, net	14	(40)	998	1,045
Prior service costs	695	1,122	(117)	(122)
Loss (gain)	796	(473)	517	448

Net periodic cost (benefit)	$1,136	$(480)	$3,250	$3,537

13. SEGMENTS OF BUSINESS

Prior to 2004, we had identified two reportable segments: “Electric Utility” and “Other.” Our “Electric Utility” segment consisted of our integrated electric utility operations. “Other” included our former ownership interests in ONEOK, Protection One and Protection One Europe and other investments that in the aggregate were immaterial to our business or consolidated results of continuing operations.

With the sale of our interests in ONEOK, Protection One Europe and Protection One, we are now a vertically integrated electric utility with a single operating segment. Our chief operating decision maker evaluates our business performance based on earnings per share of the entire company. We no longer have a distinction between segments for utility operations and other investments.

The table below provides the segment information previously provided for the interim reporting period ended March 31, 2003. Comparable information for the three months ended March 31, 2004 can be found on the accompanying consolidated statements of income and consolidated balance sheets.

Three Months Ended March 31, 2003

	Electric Utility	Other (a)	Total
	(In Thousands, Except Per Share Amounts)

Sales	$345,434	$—	$345,434

Earnings per share	$0.29	$1.43	$1.72

(a) Earnings per share include investment earnings of $6.6 million of ONEOK preferred dividends and a gain of $9.2 million, net of $6.1 million tax, on the sale of ONEOK stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We are the largest electric utility in Kansas. We produce, transmit and sell electricity at retail in Kansas under the regulation of the KCC and at wholesale in a multi-state region in the central United States under the regulation of the Federal Energy Regulatory Commission (FERC).

Our goals are to improve our core utility business by improving customer service, continuing to expand our wholesale sales, continuing to reduce debt, improving credit quality, improving our relationships with regulators, shareholders, employees and other interested parties and restoring our dividend to a payout level that we believe to be consistent with similarly situated regulated electric utility companies.

During the first quarter of 2004, we reduced the debt shown on our consolidated balance sheet by $124.5 million, which includes unamortized capital lease balances and unamortized debt expenses, with internally generated cash and a portion of the proceeds received from the sale of Protection One. Additionally, we reduced the long-term debt that was included in the results of discontinued operations by $305.2 million during the first quarter of 2004 due to the sale of Protection One.

Key factors affecting our business in any given period include the weather, the economic well-being of our Kansas service territory, performance of our physical plant, conditions in fuel markets and in wholesale electricity markets, impacts of regulation and the cost of dealing with public policy initiatives. For additional risk factors affecting our business, see our 2003 Form 10-K, as amended.

As you read Management’s Discussion and Analysis, please refer to our consolidated financial statements and the accompanying notes, which contain our operating results.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of financial conditions and results of operations are based on our consolidated financial statements, which have been prepared in conformity with GAAP. Note 2 of the Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies,” contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions by management. The policies highlighted in our 2003 Form 10-K, as amended, have an impact on our reported results that may be material due to the levels of judgment and subjectivity necessary to account for uncertain matters or susceptibility of matters to change.

Since December 31, 2003, we have not experienced any significant changes in our critical accounting estimates. For additional information on our critical accounting estimates, see our 2003 Form 10-K, as amended.

OPERATING RESULTS

Below we discuss our operating results for the three months ended March 31, 2004 as compared to the results for the three months ended March 31, 2003. We evaluate operating results based on basic earnings per share. Changes in results of operations are as follows:

	Three Months Ended March 31,
	2004	2003	Change	% Change
	(In Thousands, Except Per Share Amounts)
SALES:
Residential	$94,445	$93,511	$934	1.0
Commercial	83,694	83,069	625	0.8
Industrial	56,719	57,331	(612)	(1.1)
Other retail (a)	(39)	2,907	(2,946)	(101.3)

Total Retail Sales	234,819	236,818	(1,999)	(0.8)
Wholesale (b)	74,419	80,459	(6,040)	(7.5)
Energy marketing (c)	5,761	2,876	2,885	100.3
Network integration (d)	15,574	14,865	709	4.8
Other (e)	9,690	10,416	(726)	(7.0)

Total Sales	340,263	345,434	(5,171)	(1.5)

OPERATING EXPENSES:
Fuel used for generation	85,478	81,601	3,877	4.8
Purchased power	16,284	8,296	7,988	96.3
Operating and maintenance	98,958	94,353	4,605	4.9
Depreciation and amortization	41,927	41,391	536	1.3
Selling, general and administrative	40,967	43,041	(2,074)	(4.8)

Total Operating Expenses	283,614	268,682	14,932	5.6

INCOME FROM OPERATIONS	56,649	76,752	(20,103)	(26.2)

OTHER INCOME (EXPENSE):
Investment earnings	2,364	1,905	459	24.1
ONEOK dividends	—	6,561	(6,561)	—
Gain on sale of ONEOK stock	—	15,300	(15,300)	—
Loss on extinguishment of debt	(154)	(5,861)	5,707	(97.4)
Other income	1,343	462	881	190.7
Other expense	(4,253)	(6,204)	1,951	(31.4)

Total Other Income (Expense)	(700)	12,163	(12,863)	(105.8)

Interest expense	43,425	59,732	(16,307)	(27.3)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	12,524	29,183	(16,659)	(57.1)
Income tax expense	3,733	9,081	(5,348)	(58.9)

INCOME FROM CONTINUING OPERATIONS	8,791	20,102	(11,311)	(56.3)
Results of discontinued operations, net of tax	6,888	103,822	(96,934)	(93.4)

NET INCOME	15,679	123,924	(108,245)	(87.3)
Preferred dividends, net of gain on reacquired preferred stock	242	227	15	6.6

EARNINGS AVAILABLE FOR COMMON STOCK	$15,437	$123,697	$(108,260)	(87.5)

BASIC EARNINGS PER SHARE	$0.21	$1.72	$(1.51)	(87.8)

(a)	Other Retail: Includes public street and highway lighting and revenues reserved for rebates to be paid to customers in 2005 and 2006.
(b)	Wholesale: Includes physical sales of electricity we generate to cooperatives, municipals and other wholesale customers.
(c)	Energy Marketing: Includes (1) market-based energy transactions with third parties and related changes in marketing contract valuations; and (2) financial settlement and changes in marketing contract valuations of transactions related to our generation assets, which also includes the settlement of physical transactions sourced outside of our control area. Revenues are recorded net of their related costs.
(d)	Network Integration: Reflects a network transmission tariff as described in more detail in our 2003 Form 10-K, as amended. For the three months ended March 31, 2004, our transmission costs were approximately $16.6 million. This amount, less approximately $1.0 million that was retained by the Southwest Power Pool (SPP) as administration cost, was returned to us as revenues. For the three months ended March 31, 2003, our transmission costs were approximately $16.1 million with an administration cost of approximately $1.2 million retained by the SPP.
(e)	Other: Includes miscellaneous electric revenues.

Regulated electric utility sales are significantly impacted by, among other factors, rate regulation, customer conservation efforts, wholesale demand, the overall economy of our service area, the weather and competitive forces. Our wholesale sales are impacted by, among other factors, demand inside and outside our service territory, the cost of fuel and purchased power, price volatility and available generation capacity. For additional risk factors affecting our business, see our 2003 Form 10-K, as amended.

The following table reflects changes in electric sales volumes, as measured by thousands of megawatt hours (MWh) of electricity. No sales volumes are shown for network integration, energy marketing or other because these activities are unrelated to electricity we generate.

	Three Months Ended March 31,
	2004	2003	Change	% Change
	(Thousands of MWh)
Residential	1,381	1,372	9	0.7
Commercial	1,517	1,507	10	0.7
Industrial	1,300	1,304	(4)	(0.3)
Other retail	26	27	(1)	(3.7)

Total Retail	4,224	4,210	14	0.3
Wholesale	2,340	2,488	(148)	(5.9)

Total	6,564	6,698	(134)	(2.0)

Residential, commercial and industrial sales remained relatively unchanged compared to the same period in 2003. Total retail sales declined due primarily to the accrual during the three months ended March 31, 2004 of rebates totaling $2.1 million that are to be paid to customers in 2005 and 2006 pursuant to the July 25, 2003 KCC order.

Wholesale sales declined due to a decrease in volumes sold through our marketing efforts as a result of reduced unit availability, as well as a decrease in prices in the wholesale markets. Energy marketing sales increased as a result of favorable price movement since entering into marketing agreements.

We experienced unplanned outages or reduced operating capability at various times throughout the three months ended March 31, 2004 at Jeffrey Energy Center. The average availability factor for Jeffrey Energy Center was 72% during the three months ended March 31, 2004 compared to 88% during the three months ended March 31, 2003. This decreased our coal usage and thereby reduced the cost of coal used. However, we consumed more oil at other generating facilities to compensate for the loss of energy from Jeffrey Energy Center. Oil is a higher priced fuel than coal, which caused our total fuel expense to increase. Purchased power expense also increased because we purchased more power from other sources when it was more economical to purchase power than to operate our generating units.

Operating and maintenance expenses increased primarily as a result of the increased expenses associated with repairs at Jeffrey Energy Center.

Selling, general and administrative expenses declined in 2004 due primarily to a $6.0 million expense recorded in March 2003 for termination of a plane lease and reductions in charges related to the special committee and grand jury investigations of $2.3 million. A $5.0 million increase in expense related to the January 2004 vesting of previously granted RSUs partially offset these reductions.

We had other expense for the three months ended March 31, 2004 compared to other income for the three months ended March 31, 2003 due primarily to the gain on the sale of our ONEOK stock and dividends received from ONEOK in 2003.

Interest expense decreased due to the reduction of our long-term debt balances.

The gain from discontinued operations of $6.9 million for the three months ended March 31, 2004 is comprised primarily of earnings from discontinued operations before taxes of $2.5 million and a gain on disposal of $4.1 million. The gain recorded for the three months ended March 31, 2004 represents an adjustment to reflect the actual loss that was realized on the sale. This compares to a gain from discontinued operations of $103.8 million for the three months ended March 31, 2003, which is comprised primarily of a tax benefit of $169.9 million, partially offset by the loss from discontinued operations before taxes of $11.6 million and the pre-tax impairment of $54.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We believe we will have sufficient cash to fund future operations of our business, debt reductions, the rebates to customers we are required to make in 2005 and 2006, and the payment of dividends from a combination of cash on hand, cash flows from operations and available borrowing capacity. Our available borrowing capacity includes $300.0 million under our revolving credit facility, our accounts receivable conduit facility and access to capital markets. Uncertainties affecting our ability to meet these requirements include, among others, factors affecting sales described above, economic conditions, including the impact of inflation on operating expenses, regulatory actions, conditions in the capital markets and compliance with environmental regulations.

As of March 31, 2004, our total outstanding long-term debt, excluding current maturities, was approximately $1.7 billion compared to a balance of approximately $2.1 billion as of December 31, 2003. At March 31, 2004, our current maturities of long-term debt were $439.5 million compared to $190.7 million at December 31, 2003. The increase is due to classifying the debt that we intend to retire, as discussed in more detail below, as current.

Capital Resources

We had $355.3 million in unrestricted cash and cash equivalents at March 31, 2004. We consider cash equivalents to be highly liquid investments with maturities of three months or less at the time they are purchased.

At March 31, 2004, we also had $21.1 million of restricted cash classified as a current asset and $32.7 million of restricted cash classified as a long-term asset. The following table details our restricted cash as of March 31, 2004:

	Restricted Cash
	Current Portion	Long-term Portion
	(In Thousands)
Prepaid capacity and transmission agreement	$2,132	$27,689
Cash held in escrow as required by certain letters of credit, surety bonds and various other deposits	18,957	5,015

Total	$21,089	$32,704

We also have a $300.0 million revolving credit facility as discussed below in “— Debt Refinancing.”

Cash Flows From Operating Activities

Our electric utility business provides our operating cash flows. Cash flows from operating activities increased $20.7 million to $116.2 million for the three months ended March 31, 2004 from $95.5 million for the three months ended March 31, 2003. This increase was mostly attributable to the increased realization of our accounts receivable of $16.5 million in 2004, but was partially offset by increased fuel and purchased power expenses.

Cash Flows From Investing Activities

In general, cash used for investing purposes relates to the growth of the operations of our electric utility business and the replacement of utility property. The utility business is capital intensive and requires significant investment in plant on a periodic basis. We spent $46.8 million, including $10.0 million for a lease buy-out of property, in the three months ended March 31, 2004 and $29.1 million in the same period of 2003 on net additions to utility property, plant and equipment.

We received proceeds from the sale of Protection One of $122.2 million in the three months ended March 31, 2004. We received proceeds from the sale of ONEOK stock of $300.0 million in the three months ended March 31, 2003.

Cash Flows From (Used In) Financing Activities

Financing activities in the three months ended March 31, 2004 provided $79.5 million of cash compared to cash used of $262.0 million in the three months ended March 31, 2003. In the three months ended March 31, 2004, we received cash from the issuance of common stock and cash was used for the retirement of long-term debt and payment of dividends. In the three months ended March 31, 2003, we used cash to put funds in a trust for debt repayment, to retire long-term debt and to pay dividends. In 2003, we reduced our quarterly dividend from $0.30 per share to $0.19 per share. The decrease in the dividends paid in the three months ended March 31, 2004 is due to the change in the quarterly dividend rate.

Contractual Obligations

During the first quarter of 2004, we entered into a coal supply agreement for the Lawrence and Tecumseh Energy Centers that extends our contractual obligations for coal to be supplied to these energy centers through 2009. Changes in the fair value of this contract will be marked to market through earnings, which could cause volatility in our reported earnings. This contract increases our contractual obligations by approximately $25.1 million per year for years 2005 through 2007 and $17.6 million for years 2008 and 2009. We have not experienced any other material changes in our contractual obligations for continuing operations. For additional information on our contractual obligations and commercial commitments, see our 2003 Form 10-K, as amended.

The following table summarizes the significant changes in our projected future cash payments for our contractual obligations existing at March 31, 2004:

Contractual Obligations	Total	April 1, 2004 through December 31, 2004	2005 - 2006	2007 - 2008	Thereafter
	(In Thousands)
Fossil fuel (a)	$2,040,000	$110,997	$368,911	$286,898	$1,273,194

(a)	Coal and natural gas commodity and transportation contracts.

Commercial Commitments

Since December 31, 2003, we have not experienced any material changes in our commercial commitments for continuing operations.

Common Stock and Stock Subscription

On March 31, 2004, we sold, through an underwritten public offering, 10.5 million shares of our common stock at $20.65 per share. On April 2, 2004, we sold approximately 1.6 million additional shares at the same price as a result of the underwriters exercising their over-allotment option on March 31, 2004. We intend to use the proceeds of these issuances to retire outstanding long-term debt.

Refinancing of Long-term Debt

In February 2004, we repaid, with internally generated cash and a portion of the proceeds received from the sale of our interest in Protection One, the remaining balance of $114.1 million under our $585.0 million term loan that would have been due in 2005.

On March 12, 2004, we entered into a new $300.0 million revolving credit facility. The new revolving credit facility replaced a $150.0 million revolving credit facility we entered into in 2002. The new revolving credit facility matures on March 12, 2007 and will be used as a source of short-term liquidity. Prior to the closing of the new facility, we repaid, with cash on hand, $1.0 million outstanding under the prior credit facility. All loans under the revolving credit facility are secured by KGE first mortgage bonds.

Our next scheduled debt maturity is the 6 7/8% senior notes due August 2004. We repurchased approximately $7.7 million face amount of these notes in the open market during the three months ended March 31, 2004. The outstanding balance of the remaining notes was $176.8 million at March 31, 2004. We may continue to purchase these notes prior to their scheduled maturity if the notes can be purchased in the open market on favorable terms.

On May 5, 2004, we announced our intention to issue new Pollution Control Bonds to refinance $58.3 million of Westar Energy’s 6% Pollution Control Bonds due 2033 and $327.5 million of KGE’s 7% Pollution Control Bonds due 2031.

Redemption of Long-term Debt

On April 30, 2004, we redeemed $127.0 million of the principal amount of our 9 3/4% senior notes otherwise due in 2007. The principal, premium and accrued interest of $145.5 million was paid on April 30, 2004 using proceeds from our equity offering.

On April 7, 2004, we announced that we will redeem, in their entirety, approximately $26.9 million of the principal amount of our 6.8% senior notes due 2018 at par. The principal and accrued interest was paid on May 7, 2004 from our available cash.

On April 16, 2004, we redeemed the entire $100.0 million issue of Western Resources Capital I 7 7/8% Cumulative Quarterly Income Preferred Securities, Series A, at par.

As of March 31, 2004, we reclassified $127.0 million of the 9 3/4% senior notes, the 6.8% senior notes and Western Resources Capital I 7 7/8% securities from long-term debt to current maturities of long-term debt to reflect our intention to redeem.

Credit Ratings

On April 14, 2004, Moody’s Investors Service (Moody’s) affirmed its ratings for our first mortgage bonds and unsecured debt and changed its outlook of our credit ratings to positive from negative. Moody’s also raised the speculative liquidity rating it assigned to us from SGL-3 to SGL-2, which reflects its view that we have “good” liquidity. Since March 1, 2004, Standard & Poor’s Ratings Group and Fitch Investors Service have not changed their ratings for our first mortgage bonds or unsecured debt. For additional information on our credit ratings, see our 2003 Form 10-K, as amended, “Liquidity and Capital Resources — Credit Ratings.”

Capital Structure

Our capital structure at March 31, 2004 and December 31, 2003 was as follows:

	March 31, 2004	December 31, 2003
Common equity	36%	31%
Preferred stock	1%	1%
Debt	63%	68%

Total	100%	100%

OTHER INFORMATION

City of Wichita Franchise

On February 10, 2004, the Wichita City Council approved a 10-year renewal of the franchise pursuant to which KGE provides retail electric service within the City of Wichita. The new 10-year franchise agreement is on terms that we believe to be reasonably similar to those previously in effect.

Southwest Power Pool (SPP)

We are a member of the SPP. On February 10, 2004, the FERC granted SPP’s application seeking regional transmission organization (RTO) status subject to the SPP fulfilling certain specified requirements. On March 16, 2004, the SPP board of directors approved going forward with meeting the conditions listed in the order. One condition in the order requires approval from the SPP membership of modification to the SPP bylaws that would allow it to switch from a membership board of directors to an independent board of directors. This change has been approved by the SPP membership and the SPP has moved to an independent board of directors. The SPP made a compliance filing with the FERC on May 4, 2004. This filing outlines how the SPP has met the conditions listed in the FERC order.

On April 16, 2004, the KCC opened a general investigation into the involvement of Kansas jurisdictional electric utilities in the SPP RTO to consider various procedural and substantive issues associated with the utilities’ involvement. Kansas jurisdictional utilities that have agreed to participate in the SPP RTO need to obtain the KCC’s approval to do so. Previously, the KCC has found that transfer of control and operation of transmission facilities from a certificated utility to an RTO directly affects the ability of Kansas utilities to furnish reasonably efficient and sufficient electric service and facilities to retail customers and is a matter subject to KCC jurisdiction. The KCC anticipates the need for a proceeding regarding Kansas electric utilities’ transfer of various responsibilities to the SPP RTO and SPP’s implementation of new mechanisms affecting transmission of electric power in Kansas.

Fair Value of Energy Marketing Contracts

The tables below show fair value of energy marketing contracts outstanding for the three months ended March 31, 2004, their sources and maturity periods:

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding at the beginning of the period	$10,464
Less contracts realized or otherwise settled during the period	6,462
Plus fair value of new contracts entered into during the period	2,927

Fair value of contracts outstanding at the end of the period	$6,929

The sources of the fair values of the financial instruments related to these contracts are summarized in the following table:

	Fair Value of Contracts at End of Period
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years
	(In Thousands)
Prices actively quoted (futures)	$2,999	$2,999	$—	$—
Prices provided by other external sources (swaps and forwards)	5,193	2,306	2,835	52
Prices based on the Black Option Pricing model (options and other) (a)	(1,263)	(1,263)	—	—

Total fair value of contracts outstanding	$6,929	$4,042	$2,835	$52

(a)	The Black Option Pricing model is a variant of the Black-Scholes Option Pricing model.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including market changes, changes in commodity prices, equity instrument investment prices and interest rates. Since December 31, 2003, we have not experienced any significant changes in our exposure to market risk. For additional information on our market risk, see our 2003 Form 10-K, as amended, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2004 our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms.

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

WESTAR ENERGY, INC.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

Information on our legal proceedings is set forth in Notes 7, 8 and 11 of the Notes to Consolidated Financial Statements, “Commitments and Contingencies — EPA New Source Review,” “Legal Proceedings,” and “Potential Liabilities to David C. Wittig and Douglas T. Lake,” respectively, which are incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10(a)	Credit Agreement, dated as of March 12, 2004, among Westar Energy, Inc., the several banks and other financial institutions or entities from time to time parties to the Agreement, JPMorgan Chase Bank, as administrative agent, The Bank of New York, as syndication agent, and CITIBANK, N.A., Union Bank of California, N.A. and Wachovia Bank, National Association, as documentation agents

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended March 31, 2004

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended March 31, 2004

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended March 31, 2004 (furnished and not to be considered filed as part of the Form 10-Q)

(b)	Reports on Form 8-K filed during the three months ended March 31, 2004:

Form 8-K filed January 26, 2004	-	Announcement that on January 22, 2004, the Environmental Protection Agency notified us that certain projects completed at Jeffrey Energy Center violated pre-construction permitting requirements of the Clean Air Act.

Form 8-K filed February 17, 2004	-	Announcement that we assigned our rights and obligations as the lender under Protection One, Inc.’s senior credit facility and sold our approximate 87% equity interest in Protection One, Inc.

Form 8-K filed February 17, 2004	-	Announcement that we assigned our rights and obligations as the lender under Protection One, Inc.’s senior credit facility and sold our approximate 87% equity interest in Protection One, Inc.

Form 8-K filed February 26, 2004	-	Announcement that David C. Wittig, our former chairman of the board, president and chief executive officer, has asserted counterclaims against us for $110 million and Douglas T. Lake, our former executive vice president and chief strategic officer, has asserted counterclaims against us for $70 million in an arbitration in which we are seeking to avoid payments to them under their employment agreements and to recover damages arising from their conduct when they served as our officers.

Form 8-K filed March 16, 2004	-	Announcement that on March 12, 2004, we entered into a new senior secured revolving credit facility that replaces a $150 million revolving credit facility we entered into in 2002.

Form 8-K filed March 24, 2004	-	Announcement that the company has potentially understated its cash flow from operations in its audited consolidated financial statements in its Form 10-K for the year ended December 31, 2003.

Form 8-K filed March 26, 2004	-	On March 25, 2004, we announced that we priced an offering of 10.5 million shares of our common stock at $20.65 per share for gross proceeds of approximately $216.8 million.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAR ENERGY, INC.

Date:	May 7, 2004	By:	/s/ Mark A. Ruelle
Mark A. Ruelle, Executive Vice President and Chief Financial Officer