Form 10-Q
period 2004-06-30
WESTAR ENERGY INC /KS
filed 2004-08-04
CIK 54507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	85,786,502 shares

(Class)	(Outstanding at July 28, 2004)

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

•	capitalexpenditures,

•	earnings,

•	liquidity and capital resources,

•	litigation,

•	accounting matters,

•	compliance with debt and other restrictive covenants,

•	interest rates and dividends,

•	environmental matters,

•	nuclear operations, and

•	the overall economy of our service area.

What happens in each case could vary materially from what we expect because of such things as:

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	economic and capital market conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather,

•	rates, cost recoveries and other regulatory matters,

•	the impact of changes and downturns in the energy industry and the market for trading wholesale electricity,

•	the impact of “Hours of Service” legislation that was enacted in January 2004 on the number of hours during which employees may operate equipment,

•	the outcome of the notice of violation received on January 22, 2004 from the Environmental Protection Agency and other environmental matters,

•	the outcome of the investigation being conducted by the Federal Energy Regulatory Commission regarding power trades with Cleco Corporation and its affiliates and other energy marketing and transmission transactions,

•	political, legislative, judicial and regulatory developments,

•	the impact of the purported shareholder and employee class action lawsuits filed against us,

•	the impact of our potential liability to David C. Wittig and Douglas T. Lake for unpaid compensation and benefits and the impact of claims they have made against us related to the termination of their employment and the publication of the report of the special committee of the board of directors,

•	the impact of changes in interest rates,

•	changes in, and the discount rate assumptions used for, pension and other post-retirement and post-employment benefit liability calculations, as well as actual and assumed investment returns on pension plan assets,

•	the impact of changing interest rates and other assumptions on our decommissioning liability for Wolf Creek Generating Station,

•	transmission reliability rules,

•	changes in the expected tax benefits and contingent payments resulting from the loss on the sale of our monitored services business,

•	homeland security considerations,

•	coal, natural gas and oil prices, and

•	other circumstances affecting anticipated operations, sales and costs.

These lists are not all-inclusive because it is not possible to predict all factors. This report should be read in its entirety and in conjunction with our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003. No one section of this report deals with all aspects of the subject matter and additional information on some matters that could impact our operations and financial results may be included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003. Any forward-looking statement speaks only as of the date such statement was made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made except as required by applicable laws or regulations.

PART I. Financial Information

ITEM 1. CONDENSED FINANCIAL STATEMENTS

WESTAR ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,425	$79,559
Restricted cash	254,139	17,925
Accounts receivable, net	88,621	80,971
Inventories and supplies	132,082	136,636
Energy marketing contracts	21,743	35,385
Deferred tax assets	31,123	119,041
Prepaid expenses and other	60,744	43,177
Assets of discontinued operations	—	570,541

Total Current Assets	664,877	1,083,235

PROPERTY, PLANT AND EQUIPMENT, NET	3,899,038	3,909,500

OTHER ASSETS:
Restricted cash	32,146	31,854
Regulatory assets	418,462	411,315
Nuclear decommissioning trust	83,543	80,075
Energy marketing contracts	7,246	4,190
Other	292,470	214,336

Total Other Assets	833,867	741,770

TOTAL ASSETS	$5,397,782	$5,734,505

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$386,632	$190,747
Short-term debt	—	1,000
Accounts payable	91,769	94,700
Accrued taxes	51,796	89,079
Energy marketing contracts	20,981	28,000
Other	133,881	128,384
Liabilities of discontinued operations	—	488,805

Total Current Liabilities	685,059	1,020,715

LONG-TERM LIABILITIES:
Long-term debt, net	1,723,911	1,966,039
Long-term debt, affiliate	—	103,093
Deferred income taxes and investment tax credits	1,029,772	1,039,620
Deferred gain from sale-leaseback	144,895	150,810
Accrued employee benefits	99,813	101,892
Asset retirement obligation	83,906	80,695
Nuclear decommissioning	83,543	80,075
Energy marketing contracts	5,196	1,111
Other	256,440	153,695

Total Long-Term Liabilities	3,427,476	3,677,030

COMMITMENTS AND CONTINGENCIES (see Note 7)
SHAREHOLDERS’ EQUITY:
Cumulative preferred stock, par value $100 per share; authorized 600,000 shares; issued 248,576 shares; outstanding 214,363 shares	21,436	21,436
Common stock, par value $5 per share; authorized 150,000,000 shares; issued 85,706,953 and 72,840,217 shares, respectively	428,535	364,201
Paid-in capital	928,343	776,754
Unearned compensation	(14,393)	(15,879)
Loans to officers	—	(2)
Retained earnings (accumulated deficit)	(74,130)	(102,782)
Treasury stock, at cost, 203,575 shares	—	(2,391)
Accumulated other comprehensive loss, net	(4,544)	(4,577)

Total Shareholders’ Equity	1,285,247	1,036,760

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,397,782	$5,734,505

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,
	2004	2003
SALES	$358,430	$345,885

OPERATING EXPENSES:
Fuel and purchased power	99,092	88,709
Operating and maintenance	101,532	95,130
Depreciation and amortization	42,258	42,239
Selling, general and administrative	42,063	40,187

Total Operating Expenses	284,945	266,265

INCOME FROM OPERATIONS	73,485	79,620

OTHER INCOME (EXPENSE):
Investment earnings	4,318	13,445
Loss on extinguishment of debt	(18,685)	(2,977)
Other income	707	621
Other expense	(2,640)	(2,930)

Total Other Income (Expense)	(16,300)	8,159

Interest expense	37,270	58,560

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	19,915	29,219
Income tax expense	5,936	7,412

INCOME FROM CONTINUING OPERATIONS	13,979	21,807
Results of discontinued operations, net of tax	—	6,378

NET INCOME	13,979	28,185
Preferred dividends, net of gain on reacquired preferred stock	242	242

EARNINGS AVAILABLE FOR COMMON STOCK	$13,737	$27,943

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING (see Note 2):
Basic earnings available from continuing operations	$0.16	$0.30
Results of discontinued operations	—	0.09

Basic earnings available	$0.16	$0.39

Diluted earnings available from continuing operations	$0.16	$0.29
Results of discontinued operations	—	0.09

Diluted earnings available	$0.16	$0.38

Average equivalent common shares outstanding	85,833,950	72,207,473

DIVIDENDS DECLARED PER COMMON SHARE	$0.19	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
SALES	$698,693	$691,318

OPERATING EXPENSES:
Fuel and purchased power	200,854	178,605
Operating and maintenance	200,490	189,483
Depreciation and amortization	84,185	83,630
Selling, general and administrative	83,030	83,229

Total Operating Expenses	568,559	534,947

INCOME FROM OPERATIONS	130,134	156,371

OTHER INCOME (EXPENSE):
Investment earnings	7,349	21,629
Gain on sale of ONEOK stock	—	15,300
Loss on extinguishment of debt	(18,840)	(8,837)
Other income	1,385	1,363
Other expense	(6,893)	(9,132)

Total Other Income (Expense)	(16,999)	20,323

Interest expense	80,695	118,291

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	32,440	58,403
Income tax expense	9,670	16,493

INCOME FROM CONTINUING OPERATIONS	22,770	41,910
Results of discontinued operations, net of tax	6,888	110,200

NET INCOME	29,658	152,110
Preferred dividends, net of gain on reacquired preferred stock	485	470

EARNINGS AVAILABLE FOR COMMON STOCK	$29,173	$151,640

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING (see Note 2):
Basic earnings available from continuing operations	$0.28	$0.57
Results of discontinued operations	0.09	1.53

Basic earnings available	$0.37	$2.10

Diluted earnings available from continuing operations	$0.28	$0.57
Results of discontinued operations	0.08	1.52

Diluted earnings available	$0.36	$2.09

Average equivalent common shares outstanding	79,721,586	72,161,272

DIVIDENDS DECLARED PER COMMON SHARE	$0.38	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended June 30,
	2004		2003
NET INCOME		$13,979		$28,185

OTHER COMPREHENSIVE INCOME, BEFORE TAX:
Unrealized holding gain on marketable securities arising during the period	$33		$6,786
Reclassification adjustment for loss included in net income	—	33	17	6,803

Unrealized holding gain on cash flow hedges arising during the period	—		10,918
Reclassification adjustment for gain included in net income	—	—	(1,110)	9,808

Other comprehensive income, before tax		33		16,611
Income tax expense related to items of other comprehensive income		—		(6,607)

Other comprehensive gain, net of tax		33		10,004

COMPREHENSIVE INCOME		$14,012		$38,189

	Six Months Ended June 30,
	2004		2003
NET INCOME		$29,658		$152,110

OTHER COMPREHENSIVE INCOME, BEFORE TAX:
Unrealized holding gain on marketable securities arising during the period	$33		$34,302
Reclassification adjustment for gain included in net income	—	33	(15,283)	19,019

Unrealized holding gain on cash flow hedges arising during the period	—		16,782
Reclassification adjustment for gain included in net income	—	—	(1,110)	15,672

Other comprehensive income, before tax		33		34,691
Income tax expense related to items of other comprehensive income		—		(13,799)

Other comprehensive gain, net of tax		33		20,892

COMPREHENSIVE INCOME		$29,691		$173,002

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
		(As Restated)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$29,658	$152,110
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net of tax	(6,888)	(110,200)
Depreciation and amortization	84,185	83,630
Amortization of nuclear fuel	7,106	7,070
Amortization of deferred gain from sale-leaseback	(5,914)	(5,914)
Amortization of prepaid corporate-owned life insurance	5,953	5,679
Non-cash stock compensation	3,321	2,992
Net changes in energy marketing assets and liabilities	7,652	(2,508)
Loss on extinguishment of debt	18,840	8,837
Net changes in fair value of call option	—	2,178
Gain on sale of ONEOK stock	—	(15,300)
Accrued liability to certain former officers	6,090	602
Net deferred taxes	6,231	(61,303)
Changes in working capital items, net of acquisitions and dispositions:
Restricted cash	4,767	3,578
Accounts receivable, net	(7,650)	(17,418)
Inventories and supplies	4,554	(1,354)
Prepaid expenses and other	(38,697)	(48,032)
Accounts payable	(3,093)	12,379
Other current liabilities	(522)	(1,456)
Accrued taxes	30,043	72,103
Changes in other, assets	1,582	3,854
Changes in other, liabilities	(4,400)	(6,408)

Cash flows from operating activities	142,818	85,119

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(93,622)	(78,014)
Investment in corporate-owned life insurance	(19,658)	(19,599)
Proceeds from sale of Protection One, Inc.	122,170	—
Proceeds from sale of ONEOK stock	—	300,000
Proceeds from sale of plant and property	7,098	—
Issuance of officer loans, net of payments	2	(7)
Proceeds from other investments	1,165	801

Cash flows from investing activities	17,155	203,181

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(1,000)	—
Proceeds of long-term debt	623,301	—
Retirements of long-term debt	(800,304)	(143,111)
Funds in trust for debt repayments	(239,899)	(96,683)
Purchase of call option investment	—	(65,785)
Net borrowings against cash surrender value of corporate-owned life insurance	55,335	57,115
Issuance of common stock, net	244,113	—
Cash dividends paid	(25,636)	(32,657)
Reissuance of treasury stock	1,927	3,083

Cash flows used in financing activities	(142,163)	(278,038)

Net cash (used in) from discontinued operations	(20,944)	12,460

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,134)	22,722
CASH AND CASH EQUIVALENTS:
Beginning of period	79,559	113,049

End of period	$76,425	$135,771

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

1. DESCRIPTION OF BUSINESS

Westar Energy, Inc., a Kansas corporation incorporated in 1924, is the largest consolidated electric utility in Kansas. Unless the context otherwise indicates, all references in this Form 10-Q to “the company,” “we,” “us,” “our” and similar words are to Westar Energy, Inc. and its consolidated subsidiaries. The term “Westar Energy” refers to Westar Energy, Inc. alone and not together with its consolidated subsidiaries. We provide electric generation, transmission and distribution services to approximately 650,000 customers in Kansas. Westar Energy provides these services in central and northeastern Kansas, including the Topeka, Lawrence, Manhattan, Salina and Hutchinson metropolitan areas. Kansas Gas and Electric Company (KGE), our wholly owned subsidiary, provides these services in south-central and southeastern Kansas, including the Wichita metropolitan area. Both Westar Energy and KGE conduct business using the name Westar Energy.

KGE owns a 47% interest in the Wolf Creek Generating Station (Wolf Creek), a nuclear power plant located near Burlington, Kansas, and a 47% interest in Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles (GAAP) for the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 (2003 Form 10-K, as amended).

Use of Management’s Estimates

When we prepare our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, valuation of commodity contracts, depreciation, unbilled revenue, investments, valuation of our energy marketing portfolio, intangible assets, income taxes, pension and other post-retirement and post-employment benefits, our asset retirement obligations including decommissioning of Wolf Creek, net amount of tax benefits realizable from the disposition of our monitored security businesses, environmental issues and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Stock Based Compensation

For purposes of the pro forma disclosures required by Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure,” the estimated fair value of stock options is amortized to expense over the relevant vesting period. Information related to the pro forma impact on our consolidated earnings and earnings per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in Thousands, Except Per Share Amounts)
Earnings available for common stock, as reported	$13,737	$27,943	$29,173	$151,640
Add: Stock-based compensation included in earnings available for common stock, as reported, net of related tax effects	(6)	—	285	—
Deduct: Total stock option expense determined under fair value method for all awards, net of related tax effects	75	76	291	152

Earnings available for common stock, pro forma	$13,656	$27,867	$29,167	$151,488

Weighted average shares used for dilution	86,627,821	72,778,770	80,470,615	72,629,394

Earnings per share:
Basic – as reported	$0.16	$0.39	$0.37	$2.10
Basic – pro forma	$0.16	$0.39	$0.37	$2.10

Diluted – as reported	$0.16	$0.38	$0.36	$2.09
Diluted – pro forma	$0.16	$0.38	$0.36	$2.09

Dilutive Shares

Basic earnings per share applicable to equivalent common stock are based on the weighted average number of common shares outstanding and shares issuable in connection with vested restricted share units (RSUs) during the period reported. Diluted earnings per share include the effect of potential issuances of common shares resulting from the assumed vesting of all outstanding RSUs, the exercise of all outstanding stock options issued pursuant to the terms of our stock-based compensation plans and the additional issuance of shares under the employee stock purchase plan. While we began using RSUs as our stock based compensation in 2001, we also have stock options that were issued to employees in prior periods that were outstanding as of June 30, 2004. The dilutive effect of shares under the employee stock purchase plan, stock-based compensation and stock options is computed using the treasury stock method.

The following table reconciles the weighted average number of common shares outstanding used to compute basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:
Denominator for basic earnings per share – weighted average shares	85,833,950	72,207,473	79,721,586	72,161,272
Effect of dilutive securities:
Employee stock purchase plan shares	559	—	1,014	—
Employee stock options	2,103	—	2,092	—
Restricted share awards	791,209	571,297	745,923	468,122

Denominator for diluted earnings per share – weighted average shares	86,627,821	72,778,770	80,470,615	72,629,394

Potentially dilutive shares not included in the denominator since they are antidilutive	217,375	230,418	217,375	230,418

Supplemental Cash Flow Information

Cash paid for interest and non-cash financing transactions are as follows:

	Six Months Ended June 30,
	2004	2003
	(In Thousands)
CASH PAID FOR:
Interest, net of amount capitalized	$71,762	$117,186
Income taxes	162	50
NON-CASH FINANCING TRANSACTIONS:
Issuance of common stock for reinvested dividends and RSUs	8,931	4,627

Reclassifications

We have reclassified certain prior year amounts to conform with classifications used in the current-year presentation as necessary for a fair presentation of the financial statements.

Our previously filed consolidated statement of cash flows for the six months ended June 30, 2003 presented cash flow activity related to our corporate owned life insurance (COLI) policies net in the Operating Activities section of our consolidated statement of cash flows. For the six months ended June 30, 2004, our consolidated statement of cash flows reports cash outflows associated with the portion of the premium payment that increases the cash surrender value of the COLI policies as an investing activity and the cash received from borrowings against the COLI policies as a financing activity. Accordingly, on our statement of cash flows for the six months ended June 30, 2003, we have decreased cash flows from operating activities by $37.5 million, decreased cash flows from investing activities by $19.6 million as it relates to cash outflows associated with the portion of the premium payment that increases the cash surrender value of the COLI policies, and decreased cash flows from financing activities by $57.1 million as it relates to the cash received from borrowings against the COLI policies.

Restatement of Cash Flows Statement

After the issuance of the June 30, 2003 consolidated financial statements, we determined that certain components on our consolidated statement of cash flows for the six months ended June 30, 2003 were incorrectly classified. The misstatements related to classifications within the cash flows statement including the reinvestment of dividends payable on shares of our common stock issued or reissued under our Direct Stock Purchase Plan, the purchase of a call option investment and other individually insignificant items. As a result, the accompanying consolidated statement of cash flows for the six months ended June 30, 2003 has been restated from the amounts previously reported to increase cash flows from operating activities by $11.7 million, to increase cash flows from investing activities by $60.0 million and to increase cash flows used in financing activities by $62.8 million.

3. RATE MATTERS AND REGULATION — CURRENT STATUS OF THE DEBT REDUCTION PLAN

In August 2003, we began ratably recording a regulatory liability for rebates that will be paid to customers in 2005 and 2006. Accordingly, as of June 30, 2004, we have recorded a regulatory liability of $7.8 million for these rebates, which is included in other current liabilities on our consolidated balance sheets.

In the six months ended June 30, 2004, we reduced by $150.3 million the debt shown on our consolidated balance sheet with internally generated cash, the proceeds received from the sale of Protection One and proceeds from an equity offering. On June 17, 2004, we issued $250.0 million of first mortgage bonds and placed approximately $240.0 million of the proceeds received from that issuance on deposit with the bond trustee for the repayment of $225.0 million principal amount of higher cost first mortgage bonds. Additionally, we reduced the long-term debt that was included in the liabilities of discontinued operations by $305.2 million during 2004 due to the sale of Protection One.

4. DISCONTINUED OPERATIONS — SALE OF PROTECTION ONE

On February 17, 2004, we closed the sale of our interest in Protection One to subsidiaries of Quadrangle Capital Partners LP and Quadrangle Master Funding Ltd. (together, Quadrangle). At closing, we received proceeds of $122.2 million. The transaction did not include $26.6 million par value of Protection One 7 3/8% senior notes due August 15, 2005, which we still hold as an available for sale security.

Protection One has been part of our consolidated tax group since 1997. During that time, under terms of a tax sharing agreement, we have reimbursed Protection One for current tax benefits attributable to Protection One used in our consolidated tax return. Protection One is no longer a part of our consolidated tax group. We and Protection One did not formally terminate our tax sharing agreement and, based on discussions with Protection One and its counsel, there are several areas of potential dispute between us regarding our obligations under the terms of the tax sharing agreement. The most material of these potential disputes involve (i) the proper treatment under the tax sharing agreement of tax obligations or benefits arising out of the transaction in which we sold our interest in Protection One, including the impact of the cancellation of indebtedness income generated by the assignment of a credit agreement for less than the full amount outstanding under the credit agreement at closing on future payments, if any, to Protection One, (ii) whether any payments will be due to Protection One as a result of any tax benefits that may arise from a decision by us in the future to elect to treat the sale of our Protection One stock as a sale of assets under the Internal Revenue Code and (iii) whether payments due Protection One when we were subject to alternative minimum tax should have been calculated at the alternative minimum tax rate of 20% or the normal statutory rate of 35%. Because of these potential disputes, we have provided for these matters in our consolidated financial statements. We nevertheless believe that we have strong positions with respect to each of these items and will aggressively pursue our positions.

Before classifying our monitored services businesses as discontinued operations, we were unable to record a tax benefit for a significant portion of the goodwill impairment and amortization charges and losses of our monitored services businesses recorded in prior years. Upon classification as discontinued operations, GAAP required the current recognition of any tax benefit that will be realized in the foreseeable future, net of any required valuation allowance. We estimated the tax benefits associated with the capital loss on the sale of Protection One to be approximately $326.1 million. Based on the sale of our ONEOK, Inc. (ONEOK) investment and current projections of taxable income, we estimate that it is likely that we will be able to realize approximately $93.9 million of these tax benefits. Therefore, we have recorded a $232.2 million valuation allowance for that portion of the tax benefit that we estimate may be unrealizable.

Results of discontinued operations are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004 (a)	2003
	(In Thousands)
Sales	$—	$98,795	$22,466	$168,881
Costs and expenses	—	89,782	19,937	171,456

Earnings (loss) from discontinued operations before income taxes	—	9,013	2,529	(2,575)
Estimated (loss) gain on disposal	—	(279)	4,115	(54,788)
Income tax expense (benefit)	—	2,356	(244)	(167,563)

Results of discontinued operations	$—	$6,378	$6,888	$110,200

(a)	Includes results through February 17, 2004 when Protection One was sold.

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

5. ACCOUNTS RECEIVABLE SALES PROGRAM

On July 28, 2000, we entered into an agreement with WR Receivables Corporation, a wholly owned, bankruptcy-remote special purpose entity (SPE), to sell our accounts receivable arising from the sale of electricity to the SPE. These transfers are accounted for as sales in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The SPE may sell up to $125 million of an undivided interest in the accounts receivable to a third-party conduit under various terms and conditions. The percentage ownership interest in receivables held by the third-party conduit will increase or decrease over time, depending on the characteristics of the SPE’s receivables, including delinquency rates and debtor concentrations. The agreement with the third-party conduit is renewable annually upon agreement by all parties. On July 21, 2004, the agreement was extended through July 19, 2005 on substantially similar terms.

The SPE receivable from WR Receivables Corporation represents our retained interests in the transferred receivables and is recorded at book value, net of allowances for bad debts. This approximates fair value due to the short-term nature of the receivable. The SPE receivable is included in accounts receivable, net, on our consolidated balance sheets. The interests that we hold are included in the table below:

	June 30, 2004	December 31, 2003
	(In Thousands)
Undivided Interest — Retained, net	$77,436	$71,213
Undivided Interest — Third-party conduit, net	10,680	9,186

SPE receivables, net	$88,116	$80,399

The outstanding balance of SPE receivables is net of $80.0 million at June 30, 2004 and December 31, 2003 in undivided ownership interests sold by the SPE to the third-party conduit.

The following table provides gross proceeds and repayments between the SPE and the third-party conduit. These amounts are provided for cash flow purposes and may not be reflective of accrual accounting. These items are recorded on the consolidated statements of cash flows in the “Accounts receivable, net” line of cash flows from operating activities.

	Six Months Ended June 30,
	2004	2003
	(In Thousands)
Proceeds from the sale of an undivided interest from the third-party conduit	$—	$—
Repayments to the conduit for net collection of its receivable	—	(10,000)

SPE proceeds and repayments, net	$—	$(10,000)

6. INCOME TAXES

We recorded income tax expense of $5.9 million and $9.7 million for the three and six months ended June 30, 2004, respectively, compared to income tax expense of $7.4 million and $16.5 million for the three and six months ended June 30, 2003, respectively, using the effective tax rate method. Under this method, we compute the tax related to year-to-date income, except for significant, unusual or extraordinary items, at an estimated annual effective tax rate. We individually compute and recognize, when the transaction occurs, income tax expense related to significant, unusual or extraordinary items.

7. COMMITMENTS AND CONTINGENCIES — EPA NEW SOURCE REVIEW

The United States Environmental Protection Agency (EPA) is conducting investigations nationwide to determine whether modifications at coal-fired power plants are subject to New Source Review requirements or New Source Performance Standards under Section 114(a) of the Clean Air Act (Section 114). These investigations focus on whether projects at coal-fired plants were routine maintenance or whether the projects were substantial modifications that could have reasonably been expected to result in a significant net increase in emissions. The Clean Air Act requires companies to obtain permits and, if necessary, install control equipment to remove emissions when making a major modification or a change in operation if either is expected to cause a significant net increase in emissions.

The EPA has requested information from us under Section 114 regarding projects and maintenance activities that have been conducted since 1980 at the three coal-fired plants we operate. On January 22, 2004, the EPA notified us that certain projects completed at Jeffrey Energy Center violated pre-construction permitting requirements of the Clean Air Act.

We are in discussions with the EPA concerning this matter in an attempt to reach a settlement agreement. We expect that any settlement with the EPA could require us to update or install emissions controls at Jeffrey Energy Center over an agreed upon number of years. Additionally, we might be required to update or install emissions controls at our other coal-fired plants, pay fines or penalties, or take other remedial action. Together, these costs could be material. The EPA may refer the matter to the United States Department of Justice for it to consider whether to pursue an enforcement action. We believe that costs related to updating or installing emissions controls would qualify for recovery through rates. If we are assessed a penalty as a result of the EPA’s allegation, the penalty could be material and may not be recovered in rates.

8. LEGAL PROCEEDINGS

We and certain of our present and former officers are defendants in a consolidated purported class action lawsuit in United States District Court in Topeka, Kansas, “In Re Westar Energy, Inc. Securities Litigation,” Master File No. 5:03-CV-4003 and related cases. Plaintiffs filed a Consolidated Amended Complaint on July 15, 2003. The lawsuit is brought on behalf of purchasers of our common stock between March 29, 2000, the date we announced our intention to separate our electric utility operations from our unregulated businesses, and November 8, 2002, the date the KCC issued an order prohibiting the separation. The lawsuit alleges that we violated federal securities laws by making material misrepresentations or omitting material facts concerning the purpose and benefits of the previously proposed separation of our electric utility operations from our unregulated businesses, the compensation of our senior management and the independence and functioning of our board of directors and that as a result we artificially inflated the price of our common stock. On October 20, 2003, we and the other defendants filed motions to dismiss the complaint. These motions have been fully briefed and are waiting the court’s ruling. We intend to vigorously defend against this action. We are unable to predict the ultimate impact of this matter on our consolidated financial position, results of operations and cash flows.

We and certain of our present and former officers and employees are defendants in a consolidated purported class action lawsuit filed in United States District Court in Topeka, Kansas, “In Re Westar Energy ERISA Litigation, Master File No. 03-4032-JAR.” Plaintiffs filed a Consolidated Amended complaint on October 20, 2003. The lawsuit is brought on behalf of participants in, and beneficiaries of, our Employees’ 401(k) Savings Plan between July 1, 1998 and January 1, 2003. The lawsuit alleges violations of the Employee Retirement Income Security Act arising from the conduct of certain present and former officers and employees who served or are serving as fiduciaries for the plan. The conduct is related to alleged securities law violations related to the previously proposed separation of our electric utility operations from our unregulated businesses, our rate cases filed with the KCC in 2000, the compensation of and benefits provided to our senior management, energy marketing transactions with Cleco Corporation (Cleco) and the first and second quarter 2002 restatements of our consolidated financial statements related to the revised goodwill impairment charge and the mark-to-market charge on our putable/callable notes. On December 23, 2003, we filed a motion to dismiss the complaint. Other defendants filed motions to dismiss on or before March 30, 2004. These motions have been fully briefed and are waiting the court’s ruling. We intend to vigorously defend against this action. We are unable to predict the ultimate impact of this matter on our consolidated financial position, results of operations and cash flows.

Certain present and former members of our board of directors and officers are defendants in a shareholder derivative complaint filed April 18, 2003, “Mark Epstein vs David C. Wittig, Douglas T. Lake, Charles Q. Chandler IV, Frank J. Becker, Gene A. Budig, John C. Nettels, Jr., Roy A. Edwards, John C. Dicus, Carl M. Koupal, Jr., Larry D. Irick and Cleco Corporation, defendants, and Westar Energy, Inc., nominal defendant, Case No. 03-4081-JAR.” Plaintiffs filed an amended shareholder derivative complaint on July 30, 2003. Among other things, the lawsuit claims that the defendants (i) breached fiduciary duties owed to us because of the actions and omissions described in the report of the special committee of our board of directors, (ii) caused or permitted our assets to be wasted on perquisites for certain insiders and (iii) caused or permitted our May 6, 2002 proxy statement to be issued with materially false and misleading statements. The plaintiffs seek unspecified monetary damages and other equitable relief. In October 2003, our board of directors appointed a special litigation committee of the board to evaluate the amended shareholder derivative complaint. The members of the committee are Mollie Hale Carter, Arthur B. Krause and Michael F. Morrissey. Plaintiffs have informed us they intend to file a motion seeking leave to amend the amended consolidated complaint. We and other defendants who have not already filed a response to the complaint have until August 27, 2004 to respond to the amended complaint. We are unable to predict the ultimate impact of this matter on our consolidated financial position, results of operations and cash flows.

On June 13, 2003, we filed a demand for arbitration with the American Arbitration Association asserting claims against David C. Wittig, our former president, chief executive officer and chairman, and Douglas T. Lake, our former executive vice president, chief strategic officer and member of the board, arising out of their previous employment with us. Mr. Wittig and Mr. Lake have filed counterclaims against us in the arbitration alleging substantial damages related to the termination of their employment and the publication of the report of the special committee of our board of directors. We intend to vigorously defend against these claims. We are unable to predict the ultimate impact of this matter on our consolidated financial position, results of operations and cash flow.

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

9. COMMON STOCK ISSUANCE

On March 31, 2004, we sold, through an underwritten public offering, 10.5 million shares of our common stock at $20.65 per share. On April 2, 2004, we sold approximately 1.6 million additional shares at the same price as a result of the underwriters exercising their over-allotment option on March 31, 2004. We received net cash proceeds of $239.9 million from these issuances.

10. REFINANCING AND REDEMPTION OF DEBT

Long-term Debt

On June 17, 2004, we issued $250.0 million of 6% first mortgage bonds due July 1, 2014 and announced our intent to redeem $125.0 million of 8.5% first mortgage bonds due in 2022 and to redeem $100.0 million of 7.65% first mortgage bonds due in 2023. Cash for these redemptions was on deposit with the bond trustee as of June 30, 2004 and is shown as restricted cash on our consolidated balance sheet. The bonds were redeemed on July 19, 2004.

In addition, we refinanced and redeemed several other long-term debt securities as follows:

Long-term Debt Refinancing:

	Balance as of December 31, 2003	Securities Redeemed	Securities Issued	Balance as of June 30, 2004
	(In Thousands)
Westar Energy
Pollution control bond series:
6.00% due 2033 (a)	$58,340	$(58,340)	$—	$—
5.00% due 2033 (b)	—	—	58,340	58,340

	58,340	(58,340)	58,340	58,340

KGE
Pollution control bond series:
7.00% due 2031 (a)	327,500	(327,500)	—	—
5.30% due 2031 (b)	—	—	108,600	108,600
2.65% due 2031 and putable 2006 (b)	—	—	100,000	100,000
5.30% due 2031 (b)	—	—	18,900	18,900
Variable rate due 2031 (b)	—	—	100,000	100,000

	327,500	(327,500)	327,500	327,500

Total	$385,840	$(385,840)	$385,840	$385,840

(a)	Redeemed on June 10, 2004
(b)	Issued on June 10, 2004

Long-term Debt Redeemed:

	Balance as of December 31, 2003	Amount Redeemed	Balance as of June 30, 2004
	(In Thousands)
Westar Energy
6 7/8% senior unsecured notes due August 1, 2004	$184,456	$(28,825)	$155,631
9 3/4% senior unsecured notes due 2007	387,000	(127,000)	260,000
6.80% senior unsecured notes due 2018	26,993	(26,993)	—
Senior secured term loan due 2005	114,143	(114,143)	—

Westar Energy long-term debt redeemed	712,592	(296,961)	415,631

Long-term debt affiliate	103,093	(103,093)	—

Total	$815,685	$(400,054)	$415,631

During the six months ended June 30, 2004, we recognized a loss of $16.1 million in connection with the redemption of some of our senior unsecured notes and $2.7 million in connection with the redemption of the Western Resources Capital I 7 7/8 % Cumulative Quarterly Income Preferred Securities, Series A.

Short-term Debt

On March 12, 2004, we entered into a new revolving credit facility. The new revolving credit facility replaced a $150.0 million revolving credit facility we entered into in 2002. The new credit facility matures on March 12, 2007 and will be used as a source of short-term liquidity. It allows us borrowings up to an aggregate limit of $300.0 million, including letters of credit up to a maximum aggregate amount of $50 million. At June 30, 2004, we had no outstanding borrowings and $4.7 million of letters of credit outstanding under the revolving credit facility. Prior to the closing of the new facility, we repaid, with cash on hand, $1.0 million outstanding under the prior credit facility. All borrowings under the revolving credit facility are secured by KGE first mortgage bonds.

11. POTENTIAL LIABILITIES TO DAVID C. WITTIG AND DOUGLAS T. LAKE

During the six months ended June 30, 2004, we increased the amount of our accrued liability for potential obligations to Mr. Wittig and Mr. Lake by $9.9 million to $61.4 million. The increase in the amount of the liability included $4.2 million as a result of the satisfaction in January 2004 of vesting requirements for RSUs previously granted to Mr. Wittig and Mr. Lake, $1.4 million for dividends on RSUs and other shares and approximately $0.5 million for potential increases in benefits due under an executive salary continuation plan. As discussed above in Note 8, we have filed a demand for arbitration with the American Arbitration Association seeking to avoid payment of compensation and other benefits Mr. Wittig and Mr. Lake claim to be owed to them, including the RSUs and other compensation and benefits described above, as a result of their prior employment with us.

In addition, the increase in the amount of our accrued liability included $3.8 million for legal fees and expenses incurred by Mr. Wittig and Mr. Lake. These legal fees and expenses are related to the arbitration proceeding described above, to the defense of criminal charges filed by the United States Attorney’s Office in Topeka, Kansas against Mr. Wittig and Mr. Lake and the legal proceedings described in Note 8 above. Our potential obligation to pay these fees and expenses arises under our articles of incorporation or previous employment agreements with Mr. Wittig and Mr. Lake. The United States District Court in Topeka, Kansas has issued a restraining order requiring that any such fees and expenses be paid into escrow accounts pending the determination of whether these funds should be forfeited by Mr. Wittig and Mr. Lake. Mr. Wittig and Mr. Lake will likely incur substantial additional legal fees and expenses related to the criminal charges, the arbitration and the legal proceedings described in Note 8 above. We are currently unable to estimate the amount of legal fees that may be incurred.

12. INTERIM PENSION DISCLOSURE

The following table summarizes the net periodic costs for our pension and post-retirement plans, including 47% of the WCNOC plans.

	Pension Benefits		Post-retirement Benefits
Three Months Ended June 30,	2004	2003	2004	2003
	(In Thousands)
Components of Net Periodic (Benefit) Cost:
Service cost	$2,152	$2,834	$426	$369
Interest cost	7,845	11,357	1,956	2,178
Expected return on plan assets	(10,339)	(15,367)	(533)	(376)
Amortization of:
Transition obligation, net	14	(43)	998	1,048
Prior service costs	696	1,212	(117)	(123)
Loss (gain)	802	(511)	516	449
Curtailments, settlements and special termination benefits	—	440	—	—

Net periodic cost (benefit)	$1,170	$(78)	$3,246	$3,545

	Pension Benefits		Post-retirement Benefits
Six Months Ended June 30,	2004	2003	2004	2003
	(In Thousands)
Components of Net Periodic (Benefit) Cost:
Service cost	$4,281	$5,457	$856	$737
Interest cost	15,661	21,868	3,911	4,351
Expected return on plan assets	(20,653)	(29,590)	(1,066)	(751)
Amortization of:
Transition obligation, net	28	(83)	1,996	2,093
Prior service costs	1,391	2,334	(234)	(245)
Loss (gain)	1,598	(984)	1,033	897
Curtailments, settlements and special termination benefits	—	440	—	—

Net periodic cost (benefit)	$2,306	$(558)	$6,496	$7,082

13. SEGMENTS OF BUSINESS

Prior to 2004 we had identified two reportable segments: “Electric Utility” and “Other.” Our “Electric Utility” segment consisted of our integrated electric utility operations. “Other” included our former ownership interests in ONEOK, Protection One and Protection One Europe and other investments that in the aggregate were immaterial to our business or consolidated results of continuing operations.

With the sale of our interests in ONEOK, Protection One Europe and Protection One, we are now a vertically integrated electric utility with a single operating segment. Our chief operating decision maker evaluates our financial performance based on earnings per share of the entire company. We no longer have a distinction between segments for utility operations and other investments.

The table below provides the segment information previously provided for the interim reporting periods ended June 30, 2003. Comparable information for the three and six months ended June 30, 2004 can be found on the accompanying consolidated statements of income.

Three Months Ended June 30, 2003

	Electric Utility	Other (a)	Total
	(In Thousands, Except Per Share Amounts)
Sales	$345,885	$—	$345,885

Earnings per share	$0.33	$0.06	$0.39

(a)	Earnings per share include investment earnings of $5.0 million of ONEOK preferred dividends.

Six Months Ended June 30, 2003

	Electric Utility	Other (a)	Total
	(In Thousands, Except Per Share Amounts)
Sales	$691,318	$—	$691,318

Earnings per share	$0.62	$1.48	$2.10

(a)	Earnings per share include investment earnings of $11.6 million of ONEOK preferred dividends and a gain of $9.2 million, net of $6.1 million tax, on the sale of ONEOK stock.

14. SUBSEQUENT EVENTS — REDEMPTION OF GUARDIAN INTERNATIONAL PREFERRED STOCK

On July 9, 2004, Guardian International, Inc. (Guardian) redeemed 8,397 shares of Guardian Series C preferred stock held of record by us. The redemption price was $8.6 million, representing the par value of $1,000 per share, or $8.4 million, plus $0.2 million in accrued dividends through the date of redemption and the redemption premium. In 2002, we granted certain current and former officers 540 RSUs linked to these securities. In 2002, we also transferred beneficial ownership of 4,714 shares of Guardian Series C preferred stock to Mr. Wittig and Mr. Lake in exchange for other securities. The ownership of these shares and related dividends is disputed and is the subject of the arbitration proceeding with Mr. Wittig and Mr. Lake discussed above in Note 8. We will record an approximate $0.6 million increase in the balance of our potential liability to Mr. Wittig and Mr. Lake in the third quarter to reflect the difference between the carrying value of the 4,714 shares claimed by Mr. Wittig and Mr. Lake and the redemption amount.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We are the largest consolidated electric utility in Kansas. We produce, transmit and sell electricity at retail in Kansas under the regulation of the KCC and at wholesale in a multi-state region in the central United States under the regulation of the Federal Energy Regulatory Commission (FERC).

Our goals are to improve our core utility business by improving customer service, continuing to expand our wholesale sales, continuing to reduce debt, improving our credit quality, improving our relationships with regulators, shareholders, employees and other interested parties and restoring our dividend to a payout level that we believe to be consistent with similarly situated regulated electric utility companies.

In the six months ended June 30, 2004, we reduced by $150.3 million the debt shown on our consolidated balance sheet with internally generated cash, the proceeds received from the sale of Protection One and proceeds from an equity offering. On June 17, 2004, we issued $250.0 million of first mortgage bonds and placed approximately $240.0 million of the proceeds received from that issuance on deposit with the bond trustee for the repayment of $225.0 million principal amount of higher cost first mortgage bonds, which were redeemed on July 19, 2004. Additionally, we reduced the long-term debt that was included in the liabilities of discontinued operations by $305.2 million during 2004 due to the sale of Protection One.

Key factors affecting our business in any given period include the weather, the economic well-being of our service territory, performance of our physical plant, conditions in the markets for fuel and wholesale electricity, impacts of regulation and the effects of public policy initiatives. For additional risk factors affecting our business, see our 2003 Form 10-K, as amended.

As you read Management’s Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of financial conditions and results of operations are based on our condensed consolidated financial statements, which have been prepared in conformity with GAAP. Note 2 of the Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies,” contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions by management. The policies highlighted in our 2003 Form 10-K, as amended, have an impact on our reported results that may be material due to the levels of judgment and subjectivity necessary to account for uncertain matters or susceptibility of matters subject to change.

Since December 31, 2003, we have not experienced any significant changes in our critical accounting estimates. For additional information on our critical accounting estimates, see our 2003 Form 10-K, as amended.

OPERATING RESULTS

We evaluate operating results based on basic earnings per share. We have various classifications of sales, defined as follows:

Retail: Sales of energy made to customers for ultimate consumption, as defined in our retail tariffs. Retail sales include our residential, commercial and industrial customers.

Other retail: Includes public street and highway lighting net of revenues reserved for rebates to be paid to customers in 2005 and 2006.

Tariff-based wholesale: Includes the sales of electricity to electric cooperatives, municipalities and other electric utilities, the rate for which is generally based on cost as prescribed by FERC tariffs and changes in valuations of contracts that have yet to settle.

Market-based wholesale: Includes sales of electricity to other wholesale customers, the rate for which is based on prevailing market rates as allowed by our FERC approved market-based tariff and changes in valuations that have yet to settle.

Energy marketing: Includes (1) market-based energy transactions unrelated to our generation or the needs of our regulated customers; (2) financially settled products and physical transactions sourced outside our control area; and (3) changes in valuations for contracts that have yet to settle that may not be recorded either in cost of fuel or tariff- or market-based wholesale revenues.

Network integration: Reflects a regional transmission organization network transmission tariff with the Southwest Power Pool (SPP) as described in more detail in our 2003 Form 10-K, as amended.

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

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003: Below we discuss our operating results for the three months ended June 30, 2004 as compared to the results for the three months ended June 30, 2003. Changes in results of operations are as follows:

	Three Months Ended June 30,
	2004	2003	Change	% Change
	(In Thousands, Except Per Share Amounts)
SALES:
Residential	$97,965	$92,689	$5,276	5.7
Commercial	97,033	93,577	3,456	3.7
Industrial	61,024	60,954	70	0.1
Other retail	44	2,171	(2,127)	(98.0)

Total Retail Sales	256,066	249,391	6,675	2.7
Tariff-based wholesale	35,894	32,237	3,657	11.3
Market-based wholesale	35,872	29,130	6,742	23.1
Energy marketing	4,604	9,607	(5,003)	(52.1)
Network integration (a)	15,464	14,825	639	4.3
Other	10,530	10,695	(165)	(1.5)

Total Sales	358,430	345,885	12,545	3.6

OPERATING EXPENSES:
Fuel used for generation (b)	84,307	78,215	6,092	7.8
Purchased power (c)	14,785	10,494	4,291	40.9
Operating and maintenance	101,532	95,130	6,402	6.7
Depreciation and amortization	42,258	42,239	19	0.1
Selling, general and administrative	42,063	40,187	1,876	4.7

Total Operating Expenses	284,945	266,265	18,680	7.0

INCOME FROM OPERATIONS	73,485	79,620	(6,135)	(7.7)

OTHER INCOME (EXPENSE):
Investment earnings	4,318	7,599	(3,281)	(43.2)
ONEOK dividends	—	5,846	(5,846)	—
Loss on extinguishment of debt	(18,685)	(2,977)	(15,708)	(527.6)
Other income	707	621	86	13.8
Other expense	(2,640)	(2,930)	290	9.9

Total Other Income (Expense)	(16,300)	8,159	(24,459)	(299.8)

Interest expense	37,270	58,560	(21,290)	(36.4)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	19,915	29,219	(9,304)	(31.8)
Income tax expense	5,936	7,412	(1,476)	(19.9)

INCOME FROM CONTINUING OPERATIONS	13,979	21,807	(7,828)	(35.9)
Results of discontinued operations, net of tax	—	6,378	(6,378)	—

NET INCOME	13,979	28,185	(14,206)	(50.4)
Preferred dividends, net of gain on reacquired preferred stock	242	242	—	—

EARNINGS AVAILABLE FOR COMMON STOCK	$13,737	$27,943	$(14,206)	(50.8)

BASIC EARNINGS PER SHARE	$0.16	$0.39	$(0.23)	(59.0)

(a)	Network integration corresponding expense: For the three months ended June 30, 2004, our transmission costs were approximately $16.7 million. This amount, less approximately $1.3 million that was retained by the SPP as administration cost, was returned to us as revenues. For the three months ended June 30, 2003, our transmission costs were approximately $16.1 million with an administration cost of approximately $1.3 million retained by the SPP.
(b)	Fuel used for generation: Includes cost of fuel burned and changes in fair value of fuel contracts.
(c)	Purchased power: Includes cost of purchased power and changes in fair value of purchased power contracts.

The following table reflects changes in electric sales volumes, as measured by thousands of megawatt hours (MWh) of electricity. No sales volumes are shown for energy marketing or network integration. Energy marketing activities are unrelated to the electricity we generate.

	Three Months Ended June 30,
	2004	2003	Change	% Change
	(Thousands of MWh)
Residential	1,370	1,278	92	7.2
Commercial	1,756	1,680	76	4.5
Industrial	1,397	1,373	24	1.7
Other retail	26	26	—	—

Total Retail	4,549	4,357	192	4.4
Tariff-based wholesale	825	763	62	8.1
Market-based wholesale	1,385	1,293	92	7.1
Other	168	189	(21)	(11.1)

Total	6,927	6,602	325	4.9

Residential and commercial sales and sales volumes increased due to warmer weather in May 2004 as compared to May 2003. Total retail sales increased correspondingly but were partially offset by the accrual during the three months ended June 30, 2004 of rebates totaling $2.1 million. The rebates are to be paid to customers in 2005 and 2006 pursuant to the July 25, 2003 KCC order.

Tariff-based wholesale sales and sales volumes increased due primarily to the warmer weather in May 2004. Market-based wholesale sales and sales volumes increased due primarily to favorable market opportunities. Energy marketing sales decreased in the three months ended June 30, 2004 as compared to the same period of 2003 due to favorable changes in 2003 as compared to 2004 in the values of positions receiving mark-to-market accounting treatment in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137, 138 and 149 (collectively, SFAS No. 133).

Increases in the unit cost of fuel caused 60% of the $6.1 million increase in fuel expense. Increases in the unit prices of oil and natural gas were the primary cause for the increased fuel prices. Increases in the quantity of fuel we used account for the remaining 40% of the increase in fuel expense. This was due primarily to an increase in the amount of coal we used at two of our base load coal units reflecting the timing of scheduled maintenance activities between the two periods. An increase in the amount of natural gas we used also contributed to the increase in the quantity of fuel we used. Our State Line combined cycle unit operated each month during the three months ended June 30, 2004 as compared to operating only part of the month of June of 2003.

Purchased power expense increased due primarily to higher average market prices during the three months ended June 30, 2004, which increased approximately 36% from the same period of 2003. The higher average market prices accounted for approximately 74% of the increase in purchased power while the increase in volumes purchased accounted for approximately 26% of the increase. We purchased more power during the three months ended June 30, 2004 than we did during the same period of 2003 when it was more economical than to operate our generating units.

Operating and maintenance expenses increased primarily as a result of the timing of maintenance outages at various generating units and increased customer service expense associated with maintenance of our distribution system. While generating units typically have planned maintenance outages, the timing of outages varies from year to year. This can cause maintenance expense to vary during a three month period as compared to the same period in the prior year. During the three months ended June 30, 2004, increased maintenance of our generating units accounted for 47% of the increase in operating and maintenance expenses. The increase in customer service expenses accounted for 42% of the increase in total operating and maintenance expenses. Customer service expenses increased due primarily to increased staffing levels and higher costs associated with the termination of portions of the ONEOK shared services agreement as discussed in Note 26, “Related Party Transactions — ONEOK Shared Services Agreement” in our 2003 Form 10-K, as amended.

We had other expense for the three months ended June 30, 2004 compared to other income for the three months ended June 30, 2003 due primarily to the increase in the incurred loss on the extinguishment of debt. During the second quarter of 2004, we recognized a loss of $15.9 million in connection with the redemption of some of our senior unsecured notes and a loss of $2.7 million in connection with the redemption of the Western Resources Capital I 7 7/8% Cumulative Quarterly Income Preferred Securities, Series A.

Interest expense decreased due to the reduction in our debt balances and refinancing existing debt at lower cost.

We had income from discontinued operations of $6.4 million for the three months ended June 30, 2003. Due to the sale of our monitored security businesses on February 17, 2004, we had no such income for the three months ended June 30, 2004.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003: Below we discuss our operating results for the six months ended June 30, 2004 as compared to the results for the six months ended June 30, 2003. Changes in results of operations are as follows:

	Six Months Ended June 30,
	2004	2003	Change	% Change
	(In Thousands, Except Per Share Amounts)
SALES:
Residential	$192,410	$186,200	$6,210	3.3
Commercial	180,726	176,646	4,080	2.3
Industrial	117,743	118,285	(542)	(0.5)
Other retail	5	5,078	(5,073)	(99.9)

Total Retail Sales	490,884	486,209	4,675	1.0
Tariff-based wholesale	69,692	65,016	4,676	7.2
Market-based wholesale	75,767	76,810	(1,043)	(1.4)
Energy marketing	11,091	12,483	(1,392)	(11.2)
Network integration (a)	31,038	29,737	1,301	4.4
Other	20,221	21,063	(842)	(4.0)

Total Sales	698,693	691,318	7,375	1.1

OPERATING EXPENSES:
Fuel used for generation (b)	169,784	159,815	9,969	6.2
Purchased power (c)	31,070	18,790	12,280	65.4
Operating and maintenance	200,490	189,483	11,007	5.8
Depreciation and amortization	84,185	83,630	555	0.7
Selling, general and administrative	83,030	83,229	(199)	(0.2)

Total Operating Expenses	568,559	534,947	33,612	6.3

INCOME FROM OPERATIONS	130,134	156,371	(26,237)	(16.8)

OTHER INCOME (EXPENSE):
Investment earnings	7,349	9,221	(1,872)	(20.3)
ONEOK dividends	—	12,408	(12,408)	—
Gain on sale of ONEOK stock	—	15,300	(15,300)	—
Loss on extinguishment of debt	(18,840)	(8,837)	(10,003)	(113.2)
Other income	1,385	1,363	22	1.6
Other expense	(6,893)	(9,132)	2,239	24.5

Total Other Income (Expense)	(16,999)	20,323	(37,322)	(183.6)

Interest expense	80,695	118,291	(37,596)	(31.8)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	32,440	58,403	(25,963)	(44.5)
Income tax expense	9,670	16,493	(6,823)	(41.4)

INCOME FROM CONTINUING OPERATIONS	22,770	41,910	(19,140)	(45.7)
Results of discontinued operations, net of tax	6,888	110,200	(103,312)	(93.7)

NET INCOME	29,658	152,110	(122,452)	(80.5)
Preferred dividends, net of gain on reacquired preferred stock	485	470	15	3.2

EARNINGS AVAILABLE FOR COMMON STOCK	$29,173	$151,640	$(122,467)	(80.8)

BASIC EARNINGS PER SHARE	$0.37	$2.10	$(1.73)	(82.4)

(a)	Network integration corresponding expense: For the six months ended June 30, 2004, our transmission costs were approximately $33.4 million. This amount, less approximately $2.3 million that was retained by the SPP as administration cost, was returned to us as revenues. For the six months ended June 30, 2003, our transmission costs were approximately $32.2 million with an administration cost of approximately $2.5 million retained by the SPP.
(b)	Fuel used for generation: Includes cost of fuel burned and changes in fair value of fuel contracts.
(c)	Purchased power: Includes cost of purchased power and changes in fair value of purchased power contracts.

The following table reflects changes in electric sales volumes, as measured by thousands of MWh of electricity. No sales volumes are shown for energy marketing or network integration. Energy marketing activities are unrelated to the electricity we generate.

	Six Months Ended June 30,
	2004	2003	Change	% Change
	(Thousands of MWh)
Residential	2,751	2,650	101	3.8
Commercial	3,273	3,187	86	2.7
Industrial	2,698	2,677	21	0.8
Other retail	51	54	(3)	(5.6)

Total Retail	8,773	8,568	205	2.4
Tariff-based wholesale	1,547	1,558	(11)	(0.7)
Market-based wholesale	3,003	2,985	18	0.6
Other	333	429	(96)	(22.4)

Total	13,656	13,540	116	0.9

Residential and commercial sales and sales volumes increased due to warmer weather in May 2004 as compared to May 2003. Total retail sales increased correspondingly but were partially offset by the accrual during the six months ended June 30, 2004 of rebates totaling $4.2 million that are to be paid to customers in 2005 and 2006 pursuant to the July 25, 2003 KCC order.

Tariff-based wholesale sales increased during the six months ended June 30, 2004 as compared to the same period of 2003 due primarily to warmer weather in May 2004 and the effect of an increase in fuel and purchased power costs that are included in the rates. Market-based wholesale sales decreased due primarily to less favorable market opportunities. Energy marketing sales decreased in the six months ended June 30, 2004 as compared to the same period of 2003 due to favorable changes in 2003 in the values of positions receiving mark-to-market accounting treatment in accordance with SFAS No. 133.

We experienced unplanned outages or reduced operating capability at various times throughout the six months ended June 30, 2004 at Jeffrey Energy Center. The average availability factor for Jeffrey Energy Center was 82% during the six months ended June 30, 2004 compared to 91% during the six months ended June 30, 2003. This decreased our coal usage and consequently reduced the cost of coal used. However, we consumed more natural gas and oil at other generating facilities to compensate for the loss of energy from Jeffrey Energy Center. Oil is a higher priced fuel than coal, which caused our total fuel expense to increase. The increase in the cost of oil accounted for approximately 83% of the increase in fuel expense. Also contributing to the increase in the quantity of fuel we used was an increase in the amount of natural gas we used at our State Line combined cycle unit. This unit operated each month during the six months ended June 30, 2004 as compared to operating only part of the month of June of 2003.

Purchased power expense increased due primarily to a 74% increase in volumes purchased during the six months ended June 30, 2004 as compared to the same period of 2003 due largely to the unplanned outages at Jeffrey Energy Center during the first quarter of 2004.

Operating and maintenance expenses increased primarily as a result of the increased expenses associated with maintenance at Jeffrey Energy Center, increased planned maintenance during the second quarter of 2004, increased customer service expense associated with maintenance of the distribution system and an increase in the SPP network cost for retail customers. During the six months ended June 30, 2004, increased maintenance of our generating units accounted for 23% of the increase in operating and maintenance expenses. The increase in distribution expenses accounted for 41% of the increase in operating and maintenance expenses. Distribution expenses increased due primarily to increased staffing levels and higher costs associated with the termination of portions of the ONEOK shared services agreement as discussed in Note 26, “Related Party Transactions — ONEOK Shared Services Agreement” in our 2003 Form 10-K, as amended. A 3% increase in SPP network costs accounted for 10% of the increase in operating and maintenance expenses.

We had other expense for the six months ended June 30, 2004 compared to other income for the six months ended June 30, 2003. Other expense for the six months ended June 30, 2004 was due primarily to the increase in the loss incurred on the extinguishment of debt. During the six months ended June 30, 2004, we recognized a loss of $16.1 million in connection with the redemption of some of our senior unsecured notes and $2.7 million in connection with the redemption of the Western Resources Capital I 7-7/8% Cumulative Quarterly Income Preferred Securities, Series A. The total other income during 2003 was due primarily to the gain on the sale of our ONEOK stock and dividends received from ONEOK in 2003.

Interest expense decreased due to the reduction in our debt balances.

Income from discontinued operations was $6.9 million for the six months ended June 30, 2004. The gain recorded for the six months ended June 30, 2004 represents an adjustment to reflect the actual loss that was realized on the sale of our monitored security business. This compares to income from discontinued operations of $110.2 million for the six months ended June 30, 2003. A tax benefit of $167.6 million, partially offset by the loss from discontinued operations before taxes of $2.6 million and the pre-tax impairment of $54.8 million comprises the $110.2 million income from discontinued operations in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We believe we will have sufficient cash to fund future operations of our business, debt reductions, the rebates to customers we are required to make in 2005 and 2006, and the payment of dividends from a combination of cash on hand, cash flows from operations and available borrowing capacity. Our available sources of funds include our revolving credit facility, our accounts receivable conduit facility and access to capital markets. At June 30, 2004, we had $295.3 million available under the revolving credit facility and $45.0 million available under the accounts receivable facility. Uncertainties affecting our ability to meet these requirements include, among others, factors affecting sales described in “Operating Results” above, economic conditions, including the impact of inflation on operating expenses, regulatory actions, conditions in the capital markets and compliance with environmental regulations.

As of June 30, 2004, our total outstanding long-term debt, excluding current maturities, was approximately $1.7 billion compared to a balance of approximately $2.1 billion as of December 31, 2003. During the six months ended June 30, 2004, we repaid approximately $400.0 million of our long-term debt and refinanced $385.8 million of our long-term debt to gain more favorable borrowing rates. On June 17, 2004, we issued $250.0 million of first mortgage bonds and placed approximately $240.0 million of the proceeds received from that issuance on deposit with the bond trustee for the repayment of $225.0 million principal amount of higher cost first mortgage bonds, which occurred on July 19, 2004. These transactions are discussed in detail below in “— Refinancing and Redemption of Long-term Debt.”

At June 30, 2004, our current maturities of long-term debt were $386.6 million compared to $190.7 million at December 31, 2003. The increase is due primarily to classifying as current maturities the $225.0 million principal amount of first mortgage bonds that we redeemed on July 19, 2004, as discussed above.

Capital Resources

We had $76.4 million in unrestricted cash and cash equivalents at June 30, 2004. We consider cash equivalents to be highly liquid investments with maturities of three months or less at the time they are purchased.

At June 30, 2004, we also had $254.1 million of restricted cash classified as a current asset and $32.1 million of restricted cash classified as a long-term asset. The following table details our restricted cash as of June 30, 2004:

	Restricted Cash
	Current Portion	Long-term Portion
	(In Thousands)
Funds in trust for debt repayments	$239,978	$—
Prepaid capacity and transmission agreement	2,172	27,130
Collateralized letters of credit	—	400
Collateralized surety bonds	—	4,616
Cash held in escrow as required by certain letters of credit, surety bonds and various other deposits	11,989	—

Total	$254,139	$32,146

We also have a $300.0 million revolving credit facility as discussed below in “— Refinancing and Repayment of Short-term Debt.”

Cash Flows From Operating Activities

Our electric utility business provides our operating cash flows. Cash flows from operating activities increased $57.7 million to $142.8 million for the six months ended June 30, 2004 from $85.1 million for the six months ended June 30, 2003. This increase was primarily attributable to higher net income as adjusted for the non-cash and non-operating items as identified on the statements of cash flows, which was largely affected by reduced interest payments. The increase is also attributable to changes in working capital including favorable changes in accounts receivable and a decrease in oil and coal inventories.

Cash Flows From Investing Activities

In general, cash used for investing purposes relates to the growth of the operations of our electric utility business and the replacement of utility property. The utility business is capital intensive and requires significant ongoing investment in plant. Cash flows from investing activities were $17.2 million in the six months ended June 30, 2004, compared to $203.2 million in the six months ended June 30, 2003. We received proceeds from the sale of Protection One of $122.2 million in the six months ended June 30, 2004. We received proceeds from the sale of ONEOK stock of $300.0 million in the six months ended June 30, 2003.

Cash Flows Used In Financing Activities

Financing activities in the six months ended June 30, 2004 used $142.2 million of cash compared to $278.0 million in the six months ended June 30, 2003. In the six months ended June 30, 2004, we received cash from issuances of long-term debt and the issuance of common stock, and cash was used to fund a trust for debt repayment, for the retirement of long-term debt and payment of dividends. In the six months ended June 30, 2003, we used cash to fund a trust for debt repayment, to retire long-term debt, to purchase a call option investment and to pay dividends. See Note 14 of the Notes to Consolidated Financial Statements, “Call Option,” in our 2003 Form 10-K, as amended, for additional information about the call option investment we purchased. In 2003, we reduced our quarterly dividend to $0.19 per share from $0.30 per share. The decrease in the dividends paid in the six months ended June 30, 2004 reflects this change in the quarterly dividend rate.

Common Stock Issuance

On March 31, 2004, we sold, through an underwritten public offering, 10.5 million shares of our common stock at $20.65 per share. On April 2, 2004, we sold approximately 1.6 million additional shares at the same price as a result of the underwriters exercising their over-allotment option on March 31, 2004. We received net cash proceeds of $239.9 million from these issuances.

Refinancing and Redemption of Long-term Debt

On June 17, 2004, we issued $250.0 million of 6% first mortgage bonds due July 1, 2014 and announced our intent to redeem $125.0 million of 8.5% first mortgage bonds due in 2022 and to redeem $100.0 million of 7.65% first mortgage bonds due in 2023. Cash for these redemptions was on deposit with the bond trustee as of June 30, 2004 and is shown as restricted cash on our consolidated balance sheet. The bonds were redeemed on July 19, 2004.

In addition, we refinanced and redeemed several other long-term debt securities as follows:

Long-term Debt Refinancing:

	Balance as of December 31, 2003	Securities Redeemed	Securities Issued	Balance as of June 30, 2004
	(In Thousands)
Westar Energy
Pollution control bond series:
6.00% due 2033 (a)	$58,340	$(58,340)	$—	$—
5.00% due 2033 (b)	—	—	58,340	58,340

	58,340	(58,340)	58,340	58,340

KGE
Pollution control bond series:
7.00% due 2031 (a)	327,500	(327,500)	—	—
5.30% due 2031 (b)	—	—	108,600	108,600
2.65% due 2031 and putable 2006 (b)	—	—	100,000	100,000
5.30% due 2031 (b)	—	—	18,900	18,900
Variable rate due 2031 (b)	—	—	100,000	100,000

	327,500	(327,500)	327,500	327,500

Total	$385,840	$(385,840)	$385,840	$385,840

(a)	Redeemed on June 10, 2004
(b)	Issued on June 10, 2004

Long-term Debt Redeemed:

	Balance as of December 31, 2003	Amount Redeemed	Balance as of June 30, 2004
	(In Thousands)
Westar Energy
6 7/8% senior unsecured notes due August 1, 2004	$184,456	$(28,825)	$155,631
9 3/4% senior unsecured notes due 2007	387,000	(127,000)	260,000
6.80% senior unsecured notes due 2018	26,993	(26,993)	—
Senior secured term loan due 2005	114,143	(114,143)	—

Westar Energy long-term debt redeemed	712,592	(296,961)	415,631

Long-term debt affiliate	103,093	(103,093)	—

Total	$815,685	$(400,054)	$415,631

Refinancing and Repayment of Short-term Debt

        On March 12, 2004, we entered into a new revolving credit facility. The new revolving credit facility replaced a $150.0 million revolving credit facility we entered into in 2002. The new credit facility matures on March 12, 2007 and will be used as a source of short-term liquidity. It allows us borrowings up to an aggregate limit of $300.0 million, including letters of credit up to a maximum aggregate amount of $50 million. At June 30, 2004, we had no outstanding borrowings and $4.7 million of letters of credit outstanding under the revolving credit facility. Prior to the closing of the new facility, we repaid, with cash on hand, $1.0 million outstanding under the prior credit facility. All borrowings under the revolving credit facility are secured by KGE first mortgage bonds. As of August 3, 2004, we had $19.0 million of borrowings outstanding under the credit facility.

Maturity of Long-term Debt

Our 6-7/8% senior unsecured notes matured on August 1, 2004. We repaid the outstanding balance of $155.6 million with available cash on hand, additional funds from our accounts receivable facility and additional borrowings under our credit facility.

Credit Ratings

On July 22, 2004, Standard & Poor’s Ratings Group improved its ratings on KGE’s first mortgage bonds to BBB from BB+. On April 14, 2004, Moody’s Investors Service (Moody’s) affirmed its ratings for our first mortgage bonds and unsecured debt and changed its outlook of our credit ratings to positive from negative. Moody’s also raised the speculative liquidity rating it assigned to us to SGL-2 from SGL-3, reflecting its view that we have “good” liquidity. Since March 1, 2004, Fitch Investors Service has not changed its ratings for our first mortgage bonds or unsecured debt. For additional information on our credit ratings, see our 2003 Form 10-K, as amended, “Liquidity and Capital Resources — Credit Ratings.”

Capital Structure

Our capital structure at June 30, 2004 and December 31, 2003 was as follows:

	June 30, 2004	December 31, 2003
Common equity	37%	31%
Preferred stock	1%	1%
Debt	62%	68%

Total	100%	100%

OFF-BALANCE SHEET ARRANGEMENTS — ACCOUNTS RECEIVABLE SALES PROGRAM

On July 28, 2000, we entered into an agreement with WR Receivables Corporation, a wholly owned, bankruptcy-remote SPE, to sell our accounts receivable arising from the sale of electricity to the SPE. These transfers are accounted for as sales in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The SPE may sell up to $125 million of an undivided interest in the accounts receivable to a third-party conduit under various terms and conditions. The percentage ownership interest in receivables held by the third-party conduit will increase or decrease over time, depending on the characteristics of the SPE’s receivables, including delinquency rates and debtor concentrations. The agreement with the third-party conduit is renewable annually upon agreement by all parties. On July 21, 2004, the agreement was extended through July 19, 2005 on substantially similar terms.

The SPE receivable from WR Receivables Corporation represents our retained interests in the transferred receivables and is recorded at book value, net of allowances for bad debts, which approximates fair value due to the short-term nature of the receivable. The SPE receivable is included in accounts receivable, net, on our consolidated balance sheets. The interests that we hold are included in the table below:

	June 30, 2004	December 31, 2003
	(In Thousands)
Undivided Interest — Retained, net	$77,436	$71,213
Undivided Interest — Third-party conduit, net	10,680	9,186

SPE receivables, net	$88,116	$80,399

The outstanding balance of SPE receivables is net of $80.0 million at June 30, 2004 and December 31, 2003 in undivided ownership interests sold by the SPE to the third-party conduit.

The following table provides gross proceeds and repayments between the SPE and the third-party conduit. These amounts are provided for cash flow purposes and may not be reflective of accrual accounting. These items are recorded on the consolidated statements of cash flows in the “Accounts receivable, net” line of cash flows from operating activities.

	Six Months Ended June 30,
	2004	2003
	(In Thousands)

Proceeds from the sale of an undivided interest from the third-party conduit	$—	$—
Repayments to the conduit for net collection of its receivable	—	(10,000)

SPE proceeds and repayments, net	$—	$(10,000)

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Contractual Obligations

We have not experienced any material changes in our contractual obligations for continuing operations other than increasing our contractual obligations for coal to be supplied to our Lawrence and Tecumseh Energy Centers. During the first quarter of 2004, we entered into a coal supply agreement for coal to be supplied to these energy centers through 2009. We entered into this contract in the ordinary course of business and do not believe we are substantially dependent on this contract. This contract increases our contractual obligations by approximately $25.1 million per year for years 2005 through 2007 and $17.6 million for years 2008 and 2009. Based on the terms of this new contract, changes in the fair value of this contract are marked to market through earnings in accordance with the requirements of SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This could cause volatility in our reported earnings.

For additional information on our contractual obligations and commercial commitments, see our 2003 Form 10-K, as amended.

The following table summarizes the items that have changed significantly since December 31, 2003 in our projected future cash payments for our contractual obligations existing at June 30, 2004:

	Total	July 1, 2004 through December 31, 2004	2005 -2006	2007 -2008	Thereafter
	(In Thousands)

Fossil fuel (a)	$2,025,021	$68,032	$370,643	$290,499	$1,295,847

(a)	Coal and natural gas commodity and transportation contracts.

Commercial Commitments

On March 12, 2004, we entered into a new revolving credit facility. Prior to the closing of the new facility, we repaid, with cash on hand, $1.0 million outstanding under the prior credit facility. At June 30, 2004, we had no outstanding borrowings and $4.7 million of letters of credit outstanding under the revolving credit facility.

OTHER INFORMATION

City of Wichita Franchise

On February 10, 2004, the Wichita City Council approved a 10-year renewal of the franchise agreement pursuant to which KGE provides retail electric service within the city of Wichita. The new 10-year franchise agreement is on terms that we believe to be reasonably similar to those previously in effect.

Southwest Power Pool

We are a member of the SPP. On February 10, 2004, the FERC granted SPP’s application seeking regional transmission organization (RTO) status subject to the SPP fulfilling certain specified requirements. On March 16, 2004, the SPP board of directors approved going forward with meeting the conditions listed in the order. One condition in the order requires approval from the SPP membership of modification to the SPP bylaws that would allow it to switch from a membership board of directors to an independent board of directors. This change has been approved by the SPP membership and the SPP has moved to an independent board of directors. The SPP made a compliance filing with the FERC on May 3, 2004. This filing outlines how the SPP has met the conditions listed in the FERC order and requested the FERC grant RTO status to the SPP. On July 2, 2004, the FERC replied to the SPP requesting additional actions needed to grant RTO status. The SPP has 30 days to reply or request an extension.

Fair Value of Energy Marketing Contracts

At June 30, 2004, we recognized no significant change in the market value of the contract to supply coal to our Lawrence and Tecumseh Energy Centers through 2009. However, given the volatility in the coal market and the length of the contract term, we anticipate that we will experience volatility in the market value of this contract. As an illustration, as of July 28, 2004, we estimate that the market value of this contract had a favorable change of approximately $8.9 million since June 30, 2004.

The tables below show the fair value of energy marketing contracts that were outstanding at June 30, 2004, their sources and maturity periods:

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding at the beginning of the period	$10,464
Less contracts realized or otherwise settled during the period	17,013
Plus fair value of new contracts entered into during the period	9,361

Fair value of contracts outstanding at the end of the period	$2,812

The sources of the fair values of the financial instruments related to these contracts are summarized in the following table:

	Fair Value of Contracts at End of Period
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity Over 5 Years
	(In Thousands)
Prices actively quoted (futures)	$(598)	$(598)	$—	$—	$—
Prices provided by other external sources (swaps and forwards)	2,365	2,360	(209)	(47)	261
Prices based on the Black Option Pricing model (options and other) (a)	1,045	(1,001)	110	1,046	890

Total fair value of contracts outstanding	$2,812	$761	$(99)	$999	$1,151

(a)	The Black Option Pricing model is a variant of the Black-Scholes Option Pricing model.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including market changes, changes in commodity prices, equity instrument investment prices and interest rates. Since December 31, 2003, our variable rate debt decreased $14.8 million. A 100 basis point change in each of our variable rate and current maturities of fixed rate debt series’ benchmark rate, used to set the rate for such series, would impact net income on an annualized basis by approximately $2.5 million. This represents a decline in our exposure to interest rate risk on an annualized basis by approximately $1.2 million, from $3.7 million at December 31, 2003.

For additional information on our market risk, see our 2003 Form 10-K, as amended, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and our subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2004, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms.

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We conducted our annual meeting of shareholders on May 18, 2004. At the meeting, the holders of 61,990,031 shares voted either in person or by proxy to elect three Class II directors. Mr. B. Anthony Isaac, Mr. Michael F. Morrissey and Mr. John C. Nettels, Jr. were elected Class II directors to serve a term of three years.

	Votes
	For	Withheld
B. Anthony Isaac	60,143,166	1,815,567
Michael F. Morrissey	59,524,613	2,442,991
John C. Nettels, Jr.	43,371,563	18,581,103
R. Daniel Lykins	48,300	—

The shareholders present or represented at the meeting voted for the ratification and confirmation of the appointment of Deloitte & Touche LLP as independent auditors. The result of the vote taken was as follows:

	Votes
	For	Against	Abstain
Deloitte & Touche LLP	60,516,924	1,033,665	439,442

The shareholders present or represented at the meeting voted against a shareholder proposal regarding a process for shareholders in attendance at the annual meeting to nominate a director. The result of the vote taken was as follows:

	Votes
	For	Against	Abstain
Shareholder proposal	3,853,966	43,750,268	1,445,433

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3(a)	By-laws of the company, as amended April 28, 2004

10(a)	Supplements and modifications to Credit Agreement dated as of March 12, 2004 among Westar Energy, Inc., as Borrower, the Several Lenders Party Thereto, JPMorgan Chase Bank, as Administrative Agent, The Bank of Newe York, as Syndication Agent, and Citibank, N.A., Union Bank of California, N.A., and Wachovia Bank, National Association, as Documentation Agents, and the First Mortgage Bonds of the Borrower and Kansas Gas and Electric Company

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended June 30, 2004

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended June 30, 2004

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended June 30, 2004 (furnished and not to be considered filed as part of the Form 10-Q)

(b) Reports on Form 8-K filed during the three months ended June 30, 2004:

Form 8-K filed June 17, 2004	-	Announcement that we completed more than $600 million of debt refinancing transactions.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTAR ENERGY, INC.

Date:	August 4, 2004	By:	/s/ Mark A. Ruelle
Mark A. Ruelle,
Executive Vice President and
Chief Financial Officer