Form 10-Q
period 2004-09-30
WESTAR ENERGY INC /KS
filed 2004-11-08
CIK 54507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	85,881,634 shares
(Class)	(Outstanding at November 1, 2004)

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

PART I. Financial Information

ITEM 1. CONDENSED FINANCIAL STATEMENTS

WESTAR ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,328	$79,559
Restricted cash	14,723	17,925
Accounts receivable, net	105,434	80,971
Inventories and supplies	127,143	136,636
Energy marketing contracts	14,689	35,385
Deferred tax assets	33,361	119,041
Prepaid expenses and other	52,254	43,177
Assets of discontinued operations	—	570,541

Total Current Assets	385,932	1,083,235

PROPERTY, PLANT AND EQUIPMENT, NET	3,890,201	3,909,500

OTHER ASSETS:
Restricted cash	29,183	31,854
Regulatory assets	427,818	411,315
Nuclear decommissioning trust	84,123	80,075
Energy marketing contracts	7,644	4,190
Other	295,389	214,336

Total Other Assets	844,157	741,770

TOTAL ASSETS	$5,120,290	$5,734,505

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$70,986	$190,747
Short-term debt	—	1,000
Accounts payable	101,666	94,700
Accrued taxes	109,472	102,287
Energy marketing contracts	16,764	28,000
Other	134,182	128,384
Liabilities of discontinued operations	—	475,597

Total Current Liabilities	433,070	1,020,715

LONG-TERM LIABILITIES:
Long-term debt, net	1,659,383	1,966,039
Long-term debt, affiliate	—	103,093
Deferred income taxes and investment tax credits	1,033,630	1,039,620
Deferred gain from sale-leaseback	141,938	150,810
Accrued employee benefits	97,968	101,892
Asset retirement obligation	85,512	80,695
Nuclear decommissioning	84,123	80,075
Energy marketing contracts	2,546	1,111
Other	250,226	153,695

Total Long-Term Liabilities	3,355,326	3,677,030

COMMITMENTS AND CONTINGENCIES (see Notes 7 and 8)
SHAREHOLDERS’ EQUITY:
Cumulative preferred stock, par value $100 per share; authorized 600,000 shares; issued and outstanding 214,363 shares	21,436	21,436
Common stock, par value $5 per share; authorized 150,000,000 shares; issued 85,805,416 and 72,840,217 shares, respectively	429,027	364,201
Paid-in capital	913,273	776,754
Unearned compensation	(13,532)	(15,879)
Loans to officers	—	(2)
Retained earnings (accumulated deficit)	(13,760)	(102,782)
Treasury stock, at cost, 203,575 shares	—	(2,391)
Accumulated other comprehensive loss, net	(4,550)	(4,577)

Total Shareholders’ Equity	1,331,894	1,036,760

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,120,290	$5,734,505

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,
	2004	2003
SALES	$421,489	$438,167

OPERATING EXPENSES:

Fuel and purchased power	120,037	121,434
Operating and maintenance	99,970	86,356
Depreciation and amortization	42,464	41,805
Selling, general and administrative	40,638	35,669

Total Operating Expenses	303,109	285,264

INCOME FROM OPERATIONS	118,380	152,903

OTHER INCOME (EXPENSE):
Investment earnings	5,194	6,394
Gain on sale of ONEOK, Inc. stock	—	38,522
Loss on extinguishment of debt and settlement of putable/callable notes	—	(17,588)
Other income	681	331
Other expense	(4,404)	(4,367)

Total Other Income	1,471	23,292

Interest expense	31,508	57,495

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	88,343	118,700

Income tax expense	27,974	38,116

INCOME FROM CONTINUING OPERATIONS	60,369	80,584

Results of discontinued operations, net of tax	—	(161,651)

NET INCOME (LOSS)	60,369	(81,067)
Preferred dividends, net of gain on reacquired preferred stock	242	216

EARNINGS (LOSS) AVAILABLE FOR COMMON STOCK	$60,127	$(81,283)

BASIC AND DILUTED EARNINGS (LOSS) PER AVERAGE COMMON SHARE OUTSTANDING (see Note 2):
Basic earnings available from continuing operations	$0.70	$1.11
Results of discontinued operations	—	(2.23)

Basic earnings (loss) available	$0.70	$(1.12)

Diluted earnings available from continuing operations	$0.69	$1.09
Results of discontinued operations	—	(2.20)

Diluted earnings (loss) available	$0.69	$(1.11)

Average equivalent common shares outstanding	86,059,210	72,571,600

DIVIDENDS DECLARED PER COMMON SHARE	$0.19	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
SALES	$1,120,181	$1,129,485

OPERATING EXPENSES:

Fuel and purchased power	320,892	300,040
Operating and maintenance	300,460	275,839
Depreciation and amortization	126,649	125,435
Selling, general and administrative	123,668	118,897

Total Operating Expenses	871,669	820,211

INCOME FROM OPERATIONS	248,512	309,274

OTHER INCOME (EXPENSE):
Investment earnings	12,543	28,021
Gain on sale of ONEOK, Inc. stock	—	53,822
Loss on extinguishment of debt and settlement of putable/callable notes	(18,840)	(26,425)
Other income	2,066	1,694
Other expense	(11,295)	(13,498)

Total Other Income (Expense)	(15,526)	43,614

Interest expense	112,203	175,786

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	120,783	177,102

Income tax expense	37,644	54,609

INCOME FROM CONTINUING OPERATIONS	83,139	122,493

Results of discontinued operations, net of tax	6,888	(51,451)

NET INCOME	90,027	71,042

Preferred dividends, net of gain on reacquired preferred stock	727	686

EARNINGS AVAILABLE FOR COMMON STOCK	$89,300	$70,356

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING (see Note 2):
Basic earnings available from continuing operations	$1.01	$1.68
Results of discontinued operations	0.08	(0.71)

Basic earnings available	$1.09	$0.97

Diluted earnings available from continuing operations	$1.00	$1.67
Results of discontinued operations	0.08	(0.71)

Diluted earnings available	$1.08	$0.96

Average equivalent common shares outstanding	81,849,084	72,299,260

DIVIDENDS DECLARED PER COMMON SHARE	$0.57	$0.57

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended September 30,
	2004		2003
NET INCOME (LOSS)		$60,369		$(81,067)

OTHER COMPREHENSIVE LOSS, BEFORE TAX:
Unrealized holding (loss) gain on marketable securities arising during the period	$(6)		$20,736
Reclassification adjustment for gain included in net income	—	(6)	(38,522)	(17,786)

Unrealized holding loss on cash flow hedges arising during the period	—		(2,931)
Reclassification adjustment for gain included in net income	—	—	(6,166)	(9,097)

Other comprehensive loss, before tax		(6)		(26,883)

Income tax benefit related to items of other comprehensive income		—		10,694

Other comprehensive loss, net of tax		(6)		(16,189)

COMPREHENSIVE INCOME (LOSS)		$60,363		$(97,256)

	Nine Months Ended September 30,
	2004		2003
NET INCOME		$90,027		$71,042

OTHER COMPREHENSIVE INCOME, BEFORE TAX:
Unrealized holding gain on marketable securities arising during the period	$27		$55,038
Reclassification adjustment for gain included in net income	—	27	(53,805)	1,233

Unrealized holding gain on cash flow hedges arising during the period	—		13,851
Reclassification adjustment for gain included in net income	—	—	(7,276)	6,575

Other comprehensive income, before tax		27		7,808

Income tax expense related to items of other comprehensive income		—		(3,107)

Other comprehensive gain, net of tax		27		4,701

COMPREHENSIVE INCOME		$90,054		$75,743

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
		(As Restated)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$90,027	$71,042
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net of tax	(6,888)	51,451
Depreciation and amortization	126,649	125,435
Amortization of nuclear fuel	10,631	10,616
Amortization of deferred gain from sale-leaseback	(8,871)	(8,871)
Amortization of prepaid corporate-owned life insurance	9,770	9,467
Non-cash stock compensation	4,548	5,011
Net changes in energy marketing assets and liabilities	7,441	(6,169)
Loss on extinguishment of debt and settlement of putable/callable notes	18,840	26,425
Net changes in fair value of call option	—	2,178
Gain on sale of ONEOK, Inc. stock	—	(53,822)
Gain on sale of utility plant and property	—	(12,294)
Accrued liability to certain former officers	7,184	904
Net deferred taxes	8,907	(65,976)
Changes in working capital items, net of acquisitions and dispositions:
Restricted cash	4,801	(1,592)
Accounts receivable, net	(24,463)	(33,106)
Inventories and supplies	9,493	4,746
Prepaid expenses and other	(42,141)	13,833
Accounts payable	6,674	(4,173)
Other current liabilities	(692)	(69,640)
Accrued taxes	54,644	106,241
Changes in other, assets	5,917	9,154
Changes in other, liabilities	(4,166)	(15,979)

Cash flows from operating activities	278,305	164,881

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(131,319)	(112,968)
Investment in corporate-owned life insurance	(19,658)	(19,599)
Proceeds from sale of Protection One, Inc.	122,170	—
Proceeds from sale of ONEOK, Inc. stock	—	540,030
Proceeds from sale of plant and property	7,098	34,190
Repayment of officer loans	2	186
Proceeds from other investments	9,591	801

Cash flows (used in) from investing activities	(12,116)	442,640

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(1,000)	—
Proceeds of long-term debt	623,301	—
Retirements of long-term debt	(1,191,808)	(551,401)
Funds in trust for debt repayments	78	5,079
Purchase of call option investment	—	(65,785)
Net borrowings against cash surrender value of corporate-owned life insurance	55,138	57,072
Issuance of common stock, net	244,649	—
Cash dividends paid	(40,899)	(45,033)
Reissuance of treasury stock	1,927	5,165

Cash flows used in financing activities	(308,614)	(594,903)

Net cash from discontinued operations	1,194	39,747

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(41,231)	52,365

CASH AND CASH EQUIVALENTS:
Beginning of period	79,559	113,049

End of period	$38,328	$165,414

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest, net of amount capitalized	$96,532	$156,092
Income taxes	1,112	8,325
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Issuance of common stock for reinvested dividends and RSUs	10,328	5,994
Assets acquired through capital leases	2,733	1,180

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

1. DESCRIPTION OF BUSINESS

We are the largest electric utility in Kansas. Unless the context otherwise indicates, all references in this Form 10-Q to “the company,” “we,” “us,” “our” and similar words are to Westar Energy, Inc. and its consolidated subsidiaries. The term “Westar Energy” refers to Westar Energy, Inc., a Kansas corporation incorporated in 1924, alone and not together with its consolidated subsidiaries. We provide electric generation, transmission and distribution services to approximately 649,000 customers in Kansas. Westar Energy provides these services in central and northeastern Kansas, including the Topeka, Lawrence, Manhattan, Salina and Hutchinson metropolitan areas. Kansas Gas and Electric Company (KGE), Westar Energy’s wholly owned subsidiary, provides these services in south-central and southeastern Kansas, including the Wichita metropolitan area. Both Westar Energy and KGE conduct business using the name Westar Energy.

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

Use of Management’s Estimates

When we prepare our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, valuation of commodity contracts, depreciation, unbilled revenue, investments, valuation of our energy marketing portfolio, intangible assets, income taxes, pension and other post-retirement and post-employment benefits, our asset retirement obligations including decommissioning of Wolf Creek, net amount of tax benefits realizable from the disposition of our monitored security businesses, environmental issues and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Stock Based Compensation

For purposes of the pro forma disclosures required by Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure,” the estimated fair value of stock options is amortized to expense over the relevant vesting period. Information related to the pro forma impact on our consolidated earnings (loss) and earnings (loss) per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in Thousands, Except Per Share Amounts)
Earnings (loss) available for common stock, as reported	$60,127	$(81,283)	$89,300	$70,356
Add: Stock-based compensation included in earnings (loss) available for common stock, as reported, net of related tax effects	2	—	286	—
Deduct: Total stock option expense determined under fair value method for all awards, net of related tax effects	72	90	364	257

Earnings (loss) available for common stock, pro forma	$60,057	$(81,373)	$89,222	$70,099

Weighted average shares used for dilution	86,876,850	73,392,067	82,624,143	73,026,981

Earnings (loss) per share:
Basic – as reported	$0.70	$(1.12)	$1.09	$0.97
Basic – pro forma	$0.70	$(1.12)	$1.09	$0.97

Diluted – as reported	$0.69	$(1.11)	$1.08	$0.96
Diluted – pro forma	$0.69	$(1.11)	$1.08	$0.96

Dilutive Shares

Basic earnings (loss) per share applicable to equivalent common stock are based on the weighted average number of common shares outstanding and shares issuable in connection with vested restricted share units (RSUs) during the period reported. Diluted earnings (loss) per share include the effects of potential issuances of common shares resulting from the assumed vesting of all outstanding RSUs, the exercise of all outstanding stock options issued pursuant to the terms of our stock-based compensation plans and the additional issuance of shares under the employee stock purchase plan. The dilutive effect of shares under the employee stock purchase plan, stock-based compensation and stock options is computed using the treasury stock method.

The following table reconciles the weighted average number of common shares outstanding used to compute basic and diluted earnings (loss) per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
DENOMINATOR FOR BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Denominator for basic earnings (loss) per share – weighted average shares	86,059,210	72,571,600	81,849,084	72,299,260
Effect of dilutive securities:
Employee stock purchase plan shares	524	—	1,607	—
Employee stock options	2,313	1,041	2,167	—
Restricted share awards	814,803	819,426	771,285	727,721

Denominator for diluted earnings (loss) per share – weighted average shares	86,876,850	73,392,067	82,624,143	73,026,981

Potentially dilutive shares not included in the denominator since they are antidilutive	217,375	217,375	217,375	226,658

Reclassifications

We have reclassified certain prior year amounts to conform with classifications used in the current-year presentation as necessary for a fair presentation of the financial statements.

Our previously filed consolidated statement of cash flows for the nine months ended September 30, 2003 presented cash flow activity related to our corporate-owned life insurance (COLI) policies net in the Operating Activities section of our consolidated statement of cash flows. For the nine months ended September 30, 2004, our consolidated statement of cash flows reports cash outflows associated with the portion of the premium payment that increases the cash surrender value of the COLI policies as an investing activity and the cash received from borrowings against the COLI policies as a financing activity. Accordingly, on our statement of cash flows for the nine months ended September 30, 2003, we have decreased cash flows from operating activities by $37.5 million, decreased cash flows from investing activities by $19.6 million as it relates to cash outflows associated with the portion of the premium payment that increases the cash surrender value of the COLI policies, and decreased cash flows used in financing activities by $57.1 million as it relates to the cash received from borrowings against the COLI policies.

Restatement of Cash Flows Statement

After the issuance of the September 30, 2003 consolidated financial statements, we determined that certain components on our consolidated statement of cash flows for the nine months ended September 30, 2003 were incorrectly classified. As a result, the accompanying consolidated statement of cash flows for the nine months ended September 30, 2003 has been restated from the amounts previously reported to increase cash flows from operating activities by $14.7 million, to decrease cash flows from investing activities by $12.4 million and to decrease cash flows used in financing activities by $2.0 million.

3. RATE MATTERS AND REGULATION — CURRENT STATUS OF THE DEBT REDUCTION PLAN

In August 2003, we began ratably recording a regulatory liability for rebates that will be paid to customers in 2005 and 2006. Accordingly, as of September 30, 2004, we have recorded a regulatory liability of $9.9 million for these rebates, which is included in current liabilities on our consolidated balance sheet.

In the nine months ended September 30, 2004, we reduced, by $530.5 million the debt shown on our consolidated balance sheet with internally generated cash, the proceeds received from the sale of Protection One, Inc. (Protection One) and proceeds from an equity offering. Additionally, due to the sale of Protection One in February 2004, we reduced the long-term debt that was included in the liabilities of discontinued operations by $305.2 million.

4. DISCONTINUED OPERATIONS — SALE OF PROTECTION ONE AND PROTECTION ONE EUROPE

On February 17, 2004, we closed the sale of our interest in Protection One to subsidiaries of Quadrangle Capital Partners LP and Quadrangle Master Funding Ltd. (together, Quadrangle). At closing, we received proceeds of $122.2 million. The transaction did not include $26.6 million par value of Protection One 7 3/8 % senior notes due August 15, 2005, which we still hold as an available for sale security.

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

Results of discontinued operations are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004 (a)	2003
	(In Thousands)
Sales	$—	$69,758	$22,466	$238,638
Costs and expenses	—	60,270	19,937	231,726

Earnings (loss) from discontinued operations before income taxes	—	9,488	2,529	6,912
Estimated (loss) gain on disposal	—	(165,627)	4,115	(220,415)
Income tax expense (benefit)	—	5,512	(244)	(162,052)

Results of discontinued operations	$—	$(161,651)	$6,888	$(51,451)

(a)	Includes results through February 17, 2004 when Protection One was sold.

The major classes of assets and liabilities of the monitored services businesses at December 31, 2003 were as follows:

December 31, 2003
(In Thousands)
Assets:
Current	$80,850
Property and equipment	60,656
Customer accounts, net	268,533
Goodwill, net	41,847
Other	118,655

Total assets	$570,541

Liabilities:
Current	$68,816
Long-term debt	305,234
Other long-term liabilities	101,547

Total liabilities	$475,597

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

The net SPE receivables represent our retained interests in the transferred receivables and is recorded at book value, net of allowances for bad debts. This approximates fair value due to the short-term nature of the receivable. The SPE receivable is included in accounts receivable, net, on our consolidated balance sheets. The interests that we hold are included in the table below:

	September 30, 2004	December 31, 2003
	(In Thousands)
Undivided Interest — Retained, net	$96,022	$71,213
Undivided Interest — Third-party conduit, net	9,029	9,186

SPE receivables, net	$105,051	$80,399

The outstanding balance of SPE receivables is net of $90.0 million at September 30, 2004 and $80.0 million at December 31, 2003 in undivided ownership interests sold by the SPE to the third-party conduit.

The following table provides gross proceeds and repayments between the SPE and the third-party conduit. These amounts are provided for cash flow purposes and may not be reflective of accrual accounting. These items are recorded on the consolidated statements of cash flows in the accounts receivable, net, line of cash flows from operating activities.

	Nine Months Ended September 30,
	2004	2003
	(In Thousands)
Proceeds from the sale of an undivided interest from the third-party conduit	$40,000	$—
Repayments to the conduit for net collection of its receivable	(30,000)	(10,000)

SPE proceeds and repayments, net	$10,000	$(10,000)

6. INCOME TAXES

We recorded income tax expense of approximately $28.0 million for the three months ended September 30, 2004 as compared to $38.1 million for the same period of 2003. We recorded income tax expense of approximately $37.6 million for the nine months ended September 30, 2004 as compared to $54.6 million for the same period of 2003. Under the effective tax rate method, we compute the tax related to year-to-date income, except for significant, unusual or extraordinary items, at an estimated annual effective tax rate. We individually compute and recognize, when the transaction occurs, income tax expense related to significant, unusual or extraordinary items.

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

We are in discussions with the EPA concerning this matter in an attempt to reach a settlement. We expect that any settlement with the EPA could require us to update or install emissions controls at Jeffrey Energy Center over an agreed upon number of years. Additionally, we might be required to update or install emissions controls at our other coal-fired plants, pay fines or penalties, or take other remedial action. Together, these costs could be material. The EPA may refer the matter to the United States Department of Justice for it to consider whether to pursue an enforcement action. We believe that costs related to updating or installing emissions controls would qualify for recovery through rates. It is possible that we may be assessed a penalty as a result of the EPA’s allegation. The penalty could be material and may not be recovered in rates.

8. LEGAL PROCEEDINGS

We and certain of our present and former officers are defendants in a consolidated purported class action lawsuit in United States District Court in Topeka, Kansas, “In Re Westar Energy, Inc. Securities Litigation,” Master File No. 5:03-CV-4003 and related cases. Plaintiffs filed a Consolidated Amended Complaint on July 15, 2003. The lawsuit is brought on behalf of purchasers of our common stock between March 29, 2000, the date we announced our intention to separate our electric utility operations from our unregulated businesses, and November 8, 2002, the date the KCC issued an order prohibiting the separation. The lawsuit alleges that we violated federal securities laws by making material misrepresentations or omitting material facts concerning the purpose and benefits of the previously proposed separation of our electric utility operations from our unregulated businesses, the compensation of our senior management and the independence and functioning of our board of directors and that as a result we artificially inflated the price of our common stock. On August 26, 2004, the court issued an order granting a joint motion of all parties, which stayed the lawsuit until December 7, 2004, pending efforts to settle the lawsuit through mediation. The court also denied without prejudice motions to dismiss the lawsuit filed by us and other defendants. The court stated its intention to set aside the order upon notice by any party that mediation efforts were unsuccessful, in which case the court would address the motions to dismiss the lawsuit. We intend to vigorously defend against this action. We are unable to predict the ultimate impact of this matter on our consolidated financial position, results of operations and cash flows.

We and certain of our present and former officers and employees are defendants in a consolidated purported class action lawsuit filed in United States District Court in Topeka, Kansas, “In Re Westar Energy ERISA Litigation, Master File No. 03-4032-JAR.” Plaintiffs filed a Consolidated Amended complaint on October 20, 2003. The lawsuit is brought on behalf of participants in, and beneficiaries of, our Employees’ 401(k) Savings Plan between July 1, 1998 and January 1, 2003. The lawsuit alleges violations of the Employee Retirement Income Security Act arising from the conduct of certain present and former officers and employees who served or are serving as fiduciaries for the plan. The conduct is related to alleged securities law violations related to the previously proposed separation of our electric utility operations from our unregulated businesses, our rate cases filed with the KCC in 2000, the compensation of and benefits provided to our senior management, energy marketing transactions with Cleco Corporation (Cleco) and the first and second quarter 2002 restatements of our consolidated financial statements related to the revised goodwill impairment charge and the mark-to-market charge on our putable/callable notes. On August 26, 2004, the court issued an order granting a joint motion of all parties, which stayed the lawsuit until December 7, 2004, pending efforts to settle the lawsuit through mediation. The court also denied without prejudice motions to dismiss the lawsuit filed by us and other defendants. The court stated its intention to set aside the order upon notice by any party that mediation efforts were unsuccessful, in which case the court would address the motions to dismiss the lawsuit. We intend to vigorously defend against this action. We are unable to predict the ultimate impact of this matter on our consolidated financial position, results of operations and cash flows.

Certain present and former members of our board of directors and officers are defendants in a shareholder derivative complaint filed April 18, 2003, “Mark Epstein vs David C. Wittig, Douglas T. Lake, Charles Q. Chandler IV, Frank J. Becker, Gene A. Budig, John C. Nettels, Jr., Roy A. Edwards, John C. Dicus, Carl M. Koupal, Jr., Larry D. Irick and Cleco Corporation, defendants, and Westar Energy, Inc., nominal defendant, Case No. 03-4081-JAR.” Plaintiffs filed an amended shareholder derivative complaint on July 30, 2003. Among other things, the lawsuit claims that the defendants (i) breached fiduciary duties owed to us because of the actions and omissions described in the report of the special committee of our board of directors, (ii) caused or permitted our assets to be wasted on perquisites for certain insiders and (iii) caused or permitted our May 6, 2002 proxy statement to be issued with materially false and misleading statements. The plaintiffs seek unspecified monetary damages and other equitable relief. In October 2003, our board of directors appointed a special litigation committee of the board to evaluate the amended shareholder derivative complaint. The members of the committee were Mollie Hale Carter, Arthur B. Krause and Michael F. Morrissey. On August 26, 2004, the court issued an order granting a joint motion of all parties, which stayed the lawsuit until December 7, 2004, pending efforts to settle the lawsuit through mediation. Plaintiffs have informed us they intend to file a motion seeking leave to amend the amended consolidated complaint if the mediation efforts are unsuccessful. The court would then set a date for us, and other defendants who have not already filed a response to the complaint, to respond to the amended complaint. We are unable to predict the ultimate impact of this matter on our consolidated financial position, results of operations and cash flows.

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

See also Note 7 for discussion of alleged violations of the Clean Air Act and Note 12 for discussion of potential liabilities to Mr. Wittig and Mr. Lake.

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

10. LONG-TERM DEBT

During the nine months ended September 30, 2004, we made the following changes in our long-term debt:

Long-term Debt Redemptions and Issuances:

	Balance as of December 31, 2003	Securities Redeemed	Securities Issued	Balance as of September 30, 2004
	(In Thousands)
Westar Energy
First mortgage bond series:
6.00% due 2014	$—	$—	$250,000	$250,000
8.5% due 2022	125,000	(125,000)	—	—
7.65% due 2023	100,000	(100,000)	—	—

Pollution control bond series:
6.00% due 2033	58,340	(58,340)	—	—
5.00% due 2033	—	—	58,340	58,340

6 7/8% senior unsecured notes due August 1, 2004	184,456	(184,456)	—	—
9 3/4% senior unsecured notes due 2007	387,000	(127,000)	—	260,000
6.80% senior unsecured notes due 2018	26,993	(26,993)	—	—
Senior secured term loan due 2005	114,143	(114,143)	—	—

	$995,932	$(735,932)	$308,340	$568,340

KGE
Pollution control bond series:
7.00% due 2031	$327,500	$(327,500)	$—	$—
5.30% due 2031	—	—	108,600	108,600
2.65% due 2031 and putable 2006	—	—	100,000	100,000
5.30% due 2031	—	—	18,900	18,900
Variable rate due 2031	—	—	100,000	100,000

	$327,500	$(327,500)	$327,500	$327,500

Long-term debt affiliate	$103,093	$(103,093)	$—	$—

During the nine months ended September 30, 2004, we recognized a loss of $16.1 million in connection with the redemption of some of our senior unsecured notes and $2.7 million in connection with the redemption of the Western Resources Capital I 7 7/8% Cumulative Quarterly Income Preferred Securities, Series A.

11. SHORT-TERM DEBT

On March 12, 2004, we entered into a new revolving credit facility. The credit facility matures on March 12, 2007 and will be used as a source of short-term liquidity. It allows us borrowings up to an aggregate limit of $300.0 million, including letters of credit up to a maximum aggregate amount of $50.0 million. At September 30, 2004, we had no outstanding borrowings and $10.7 million of letters of credit outstanding under the revolving credit facility. All borrowings under the revolving credit facility are secured by KGE first mortgage bonds.

12. POTENTIAL LIABILITIES TO DAVID C. WITTIG AND DOUGLAS T. LAKE

During the nine months ended September 30, 2004, we increased the amount of our accrued liability for potential obligations to Mr. Wittig and Mr. Lake by $9.0 million to $60.5 million, from $51.5 million at December 31, 2003. The increase in the amount of the liability included $4.8 million as a result of the satisfaction of vesting requirements for RSUs previously granted to Mr. Wittig and Mr. Lake and the expenses associated with the redemption by the issuer of the securities underlying these RSUs, $1.6 million for dividends on RSUs and other shares, and approximately $0.8 million for potential benefits due under an executive salary continuation plan. In addition, we have accrued $1.8 million for actual and estimated legal fees and expenses incurred by Mr. Wittig and Mr. Lake. As discussed above in Note 8, we have filed a demand for arbitration with the American Arbitration Association seeking to avoid payment of compensation and other benefits Mr. Wittig and Mr. Lake claim to be owed to them, including the RSUs and other compensation and benefits described above, as a result of their prior employment with us.

We will likely incur substantial additional expenses for legal fees and expenses incurred by Mr. Wittig and Mr. Lake related to the arbitration proceeding discussed above, the defense of the criminal charges filed by the United States Attorney’s Office in Topeka, Kansas, against Mr. Wittig and Mr. Lake, and the legal proceedings described in Note 8 above. We are unable to estimate the amount of the additional legal fees and expenses that will be incurred by Mr. Wittig and Mr. Lake for which we may be ultimately responsible. We are also currently unable to determine the amount of the fees which may be recovered under any applicable directors and officers liability insurance policies.

13. RELATED PARTY TRANSACTIONS

As we reported in our 2003 Form 10-K, as amended, ONEOK notified us of its decision to terminate portions of the shared services agreement we had with them. Major items that were terminated in September 2004 included electric service orders, call center functions, bill processing and remittance processing. In addition to joint meter reading, we plan to continue to share some facilities and a mobile communications system.

14. INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

The following table summarizes the net periodic costs for our pension and post-retirement benefit plans, including 47% of the WCNOC plans.

	Pension Benefits		Post-retirement Benefits
Three Months Ended September 30,	2004	2003	2004	2003
	(In Thousands)
Components of Net Periodic (Benefit) Cost:
Service cost	$2,208	$518	$437	$316
Interest cost	8,021	2,074	1,434	1,869
Expected return on plan assets	(10,328)	(2,806)	(518)	(322)
Amortization of:
Transition obligation, net	14	(8)	996	899
Prior service costs	703	221	(116)	(105)
Loss (gain), net	893	(93)	(49)	386

Net periodic cost (benefit)	$1,511	$(94)	$2,184	$3,043

	Pension Benefits		Post-retirement Benefits
Nine Months Ended September 30,	2004	2003	2004	2003
	(In Thousands)
Components of Net Periodic (Benefit) Cost:
Service cost	$6,489	$5,975	$1,293	$1,053
Interest cost	23,682	23,942	5,345	6,220
Expected return on plan assets	(30,981)	(32,396)	(1,584)	(1,073)
Amortization of:
Transition obligation, net	42	(91)	2,992	2,992
Prior service costs	2,094	2,555	(350)	(350)
Loss (gain), net	2,491	(1,077)	984	1,283
Curtailments, settlements and special termination benefits	—	440	—	—

Net periodic cost (benefit)	$3,817	$(652)	$8,680	$10,125

We previously disclosed in our 2003 Form 10-K, as amended, that we expected to contribute $20.0 million in 2004 to our post-retirement benefit plan. As of September 30, 2004, $13.3 million of the contribution has been made. We anticipate contributing an additional $4.4 million to fund our post-retirement benefit plan in 2004 for a total of $17.7 million.

        In December 2003, the United States Congress passed and the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act). The Medicare Act introduced a prescription drug benefit under Medicare as well as a federal subsidy beginning in 2006. This subsidy will be paid to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. We believe our retiree health care benefits plan is at least actuarially equivalent to Medicare and is eligible for the federal subsidy. We elected to defer the recognition of the effects of the Medicare Act on our consolidated financial statements until final authoritative guidance on the subsidy was issued by the Financial Accounting Standards Board (FASB). The final guidance under FASB Staff Position Financing Accounting Standards (FAS) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” was issued on May 19, 2004. We adopted the guidance in the third quarter of 2004. Treating the future subsidy under the Medicare Act as an actuarial experience gain, as required by the guidance, decreased the accumulated post-retirement benefit obligation by approximately $3.8 million. The subsidy also decreased the net periodic post-retirement benefit cost by approximately $0.3 million for the three and nine months ended September 30, 2004.

15. SEGMENTS OF BUSINESS

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

With the sale of our interests in ONEOK, Protection One Europe and Protection One, we are now a vertically integrated electric utility with a single operating segment. Our chief operating decision maker evaluates our financial performance based on earnings (loss) per share of the entire company. We no longer have a distinction between segments for utility operations and other investments.

The table below provides the segment information previously provided for the interim reporting periods ended September 30, 2003. Comparable information for the three and nine months ended September 30, 2004 can be found on the accompanying consolidated statements of income.

Three Months Ended September 30, 2003

	Electric Utility	Other (a)	Total
	(In Thousands, Except Per Share Amounts)
Sales	$438,167	$—	$438,167

Earnings (loss) per share	$0.79	$(1.91)	$(1.12)

(a) Earnings (loss) per share include investment earnings of $3.2 million of ONEOK preferred dividends, $0.8 million of ONEOK common stock dividends and $38.5 million on the sale of ONEOK stock.

Nine Months Ended September 30, 2003

	Electric Utility	Other (a)	Total
	(In Thousands, Except Per Share Amounts)
Sales	$1,129,485	$—	$1,129,485

Earnings (loss) per share	$1.40	$(0.43)	$0.97

(a)    Earnings (loss) per share include investment earnings of $14.8 million of ONEOK preferred dividends, $1.6 million of ONEOK common stock dividends and a gain of $53.8 million on the sale of ONEOK stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We are the largest electric utility in Kansas. We produce, transmit and sell electricity at retail in Kansas under the regulation of the KCC and at wholesale in a multi-state region in the central United States under the regulation of the Federal Energy Regulatory Commission (FERC).

Our goals are to improve our core utility business by improving customer service, expanding our wholesale sales, improving our credit quality, improving our relationships with regulators, shareholders, employees and other interested parties and restoring our dividend to a payout level that we believe to be consistent with similarly situated regulated electric utility companies.

In the nine months ended September 30, 2004, we reduced by $530.5 million, the debt shown on our consolidated balance sheet with internally generated cash, the proceeds received from the sale of Protection One and proceeds from an equity offering. Additionally, due to the sale of Protection One in February 2004, we reduced the long-term debt that was included in the liabilities of discontinued operations by $305.2 million.

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

OPERATING RESULTS

We evaluate operating results based on basic earnings (loss) per share. We have various classifications of sales, defined as follows:

Retail: Sales of energy made to residential, commercial and industrial customers.

Other retail: Sales of energy for lighting public streets and highways, net of revenues reserved for rebates.

Tariff-based wholesale: Includes the sales of electricity to electric cooperatives, municipalities and other electric utilities, the rate for which is generally based on cost as prescribed by FERC tariffs, and changes in valuations of contracts that have yet to settle.

Market-based wholesale: Includes sales of electricity to other wholesale customers, the rate for which is based on prevailing market rates as allowed by our FERC approved market-based tariff, and changes in valuations of contracts that have yet to settle.

Energy marketing: Includes: (1) market-based energy transactions unrelated to our generation or the needs of our regulated customers; (2) financially settled products and physical transactions sourced outside our control area; and (3) changes in valuations for contracts that have yet to settle that may not be recorded either in cost of fuel or tariff- or market-based wholesale revenues.

Network integration: Reflects a network transmission tariff with the Southwest Power Pool (SPP) as described in more detail in our 2003 Form 10-K, as amended.

Other: Includes miscellaneous revenues.

Regulated electric utility sales are significantly impacted by, among other factors, rate regulation, customer conservation efforts, wholesale demand, the overall economy of our service area, the weather and competitive forces. Our wholesale sales are impacted by, among other factors, demand, cost of fuel and purchased power, price volatility and available generation capacity. For additional risk factors affecting our business, see our 2003 Form 10-K, as amended.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003: Below we discuss our operating results for the three months ended September 30, 2004 as compared to the results for the three months ended September 30, 2003. Changes in results of operations are as follows:

	Three Months Ended September 30,
	2004	2003	Change	% Change
	(In Thousands, Except Per Share Amounts)
SALES:
Residential	$144,296	$160,691	$(16,395)	(10.2)
Commercial	116,996	117,743	(747)	(0.6)
Industrial	62,920	64,092	(1,172)	(1.8)
Other retail	277	(56)	333	594.6

Total Retail Sales	324,489	342,470	(17,981)	(5.3)
Tariff-based wholesale	44,140	46,095	(1,955)	(4.2)
Market-based wholesale	22,464	15,482	6,982	45.1
Energy marketing	4,922	9,501	(4,579)	(48.2)
Network integration (a)	15,640	14,959	681	4.6
Other	9,834	9,660	174	1.8

Total Sales	421,489	438,167	(16,678)	(3.8)

OPERATING EXPENSES:
Fuel used for generation (b)	97,481	103,448	(5,967)	(5.8)
Purchased power	22,556	17,986	4,570	25.4
Operating and maintenance	99,970	86,356	13,614	15.8
Depreciation and amortization	42,464	41,805	659	1.6
Selling, general and administrative	40,638	35,669	4,969	13.9

Total Operating Expenses	303,109	285,264	17,845	6.3

INCOME FROM OPERATIONS	118,380	152,903	(34,523)	(22.6)

OTHER INCOME (EXPENSE):
Investment earnings	5,194	2,438	2,756	113.0
ONEOK dividends	—	3,956	(3,956)	—
Gain on sale of ONEOK stock	—	38,522	(38,522)	—
Loss on extinguishment of debt and settlement of putable/callable notes	—	(17,588)	17,588	—
Other income	681	331	350	105.7
Other expense	(4,404)	(4,367)	(37)	(0.8)

Total Other Income	1,471	23,292	(21,821)	(93.7)

Interest expense	31,508	57,495	(25,987)	(45.2)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	88,343	118,700	(30,357)	(25.6)
Income tax expense	27,974	38,116	(10,142)	(26.6)

INCOME FROM CONTINUING OPERATIONS	60,369	80,584	(20,215)	(25.1)
Results of discontinued operations, net of tax	—	(161,651)	161,651	—

NET INCOME (LOSS)	60,369	(81,067)	141,436	174.5
Preferred dividends, net of gain on reacquired preferred stock	242	216	26	12.0

EARNINGS (LOSS) AVAILABLE FOR COMMON STOCK	$60,127	$(81,283)	$141,410	174.0

BASIC EARNINGS (LOSS) PER SHARE	$0.70	$(1.12)	$1.82	162.5

(a)	Network integration expense: For the three months ended September 30, 2004, our transmission costs were approximately $16.6 million. This amount, less approximately $1.0 million that was retained by the SPP as administration cost, was returned to us as revenues. For the three months ended September 30, 2003, our transmission costs were approximately $17.0 million with an administration cost of approximately $2.0 million retained by the SPP.
(b)	Fuel used for generation: Includes cost of fuel burned and changes in fair value of fuel contracts.

The following table reflects changes in electric sales volumes, as measured by thousands of megawatt hours (MWh) of electricity. No sales volumes are shown for energy marketing, network integration, or other. Energy marketing activities are unrelated to the electricity we generate.

	Three Months Ended September 30,
	2004	2003	Change	% Change
	(Thousands of MWh)
Residential	1,915	2,162	(247)	(11.4)
Commercial	1,968	2,020	(52)	(2.6)
Industrial	1,407	1,427	(20)	(1.4)
Other retail	25	26	(1)	(3.8)

Total Retail	5,315	5,635	(320)	(5.7)
Tariff-based wholesale	1,299	1,371	(72)	(5.3)
Market-based wholesale	698	558	140	25.1

Total	7,312	7,564	(252)	(3.3)

Our retail and tariff-based wholesale customers used less energy and our sales decreased because of cooler weather. When measured by cooling degree days, the weather during the three months ended September 30, 2004 was 27% cooler than the same period last year and 23% below normal. We measure cooling degree days at weather stations we believe to be generally reflective of conditions in our service territory.

Market-based wholesale sales increased due primarily to increased sales volumes and an approximate 16% increase in the average price per MWh. As a result of the milder weather, at certain times during the three months ended September 30, 2004, we had additional low-cost energy production available for sale that was not needed to serve our retail and tariff-based wholesale customers. Increased sales volumes accounted for $4.5 million of the increased market-based wholesale sales and higher average market prices accounted for $2.5 million of the increase. Changes in the fair value of energy marketing contracts are recognized as an increase or decrease to sales pursuant to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137, 138 and 149 (collectively, SFAS No. 133). We had less favorable changes in 2004 as compared to the favorable changes in 2003 in the settlement and the fair value of remaining positions receiving mark-to-market accounting treatment.

Fuel expense declined because we used approximately 5% less fuel for generation due to the lower demand caused by the cooler weather and due to unplanned outages or reduced operating capability experienced at some of our generating units at various times throughout the three months ended September 30, 2004. The average availability factor for our system was 93% during the three months ended September 30, 2004 compared to 95% during the three months ended September 30, 2003. Fuel expense was also reduced by a mark-to-market gain of $3.9 million associated with the coal supply contract for our Lawrence and Tecumseh Energy Centers.

Purchased power expense increased due primarily to a 35% increase in volumes purchased during the three months ended September 30, 2004 as compared to the same period of 2003. At times, it was more economical to purchase power than to operate our available generating units. This was due to the unavailability or reduced operating capability of our coal-fired generating units at certain times during the three months ended September 30, 2004, and the availability of economically priced power due to cooler weather in our region.

During the three months ended September 30, 2003, we recorded a pre-tax gain of $12.3 million on the sale of certain utility assets to Midwest Energy, Inc., which was recorded as an offset to operating and maintenance expense. This is the primary reason operating and maintenance expense increased during the three months ended September 30, 2004 as compared to the same period of 2003. Selling, general and administrative expense increased due primarily to an increase in legal fees.

Other income declined due primarily to the gain recorded on the sale of ONEOK stock and the ONEOK dividends received during the three months ended September 30, 2003. This gain was partially offset by the loss recorded on the extinguishment of debt during the three months ended September 30, 2003, when we recorded a $14.2 million loss on the August 2003 settlement of our putable/callable notes and a $3.3 million loss on the September 2003 redemption of the Western Resources Capital II 8.5% Cumulative Quarterly Income Preferred Securities, Series B.

Interest expense decreased during the three months ended September 30, 2004 due to lower debt balances and lower interest rates due to refinancing activities as discussed below in “Liquidity and Capital Resources.”

During the three months ended September 30, 2003, we recorded an adjustment to our estimate of the loss that we anticipated on the disposal of our discontinued operations, causing the $161.7 million loss from discontinued operations. We sold our monitored security businesses on February 17, 2004.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003: Below we discuss our operating results for the nine months ended September 30, 2004 as compared to the results for the nine months ended September 30, 2003. Changes in results of operations are as follows:

	Nine Months Ended September 30,
	2004	2003	Change	% Change
	(In Thousands, Except Per Share Amounts)
SALES:
Residential	$336,706	$346,891	$(10,185)	(2.9)
Commercial	297,723	294,389	3,334	1.1
Industrial	180,663	182,377	(1,714)	(0.9)
Other retail	283	5,022	(4,739)	(94.4)

Total Retail Sales	815,375	828,679	(13,304)	(1.6)
Tariff-based wholesale	113,846	111,112	2,734	2.5
Market-based wholesale	98,216	92,291	5,925	6.4
Energy marketing	16,013	21,984	(5,971)	(27.2)
Network integration (a)	46,678	44,695	1,983	4.4
Other	30,053	30,724	(671)	(2.2)

Total Sales	1,120,181	1,129,485	(9,304)	(0.8)

OPERATING EXPENSES:
Fuel used for generation (b)	267,266	263,265	4,001	1.5
Purchased power	53,626	36,775	16,851	45.8
Operating and maintenance	300,460	275,839	24,621	8.9
Depreciation and amortization	126,649	125,435	1,214	1.0
Selling, general and administrative	123,668	118,897	4,771	4.0

Total Operating Expenses	871,669	820,211	51,458	6.3

INCOME FROM OPERATIONS	248,512	309,274	(60,762)	(19.6)

OTHER INCOME (EXPENSE):
Investment earnings	12,543	11,658	885	7.6
ONEOK dividends	—	16,363	(16,363)	—
Gain on sale of ONEOK stock	—	53,822	(53,822)	—
Loss on extinguishment of debt and settlement of putable/callable notes	(18,840)	(26,425)	7,585	28.7
Other income	2,066	1,694	372	22.0
Other expense	(11,295)	(13,498)	2,203	16.3

Total Other Income (Expense)	(15,526)	43,614	(59,140)	(135.6)

Interest expense	112,203	175,786	(63,583)	(36.2)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	120,783	177,102	(56,319)	(31.8)
Income tax expense	37,644	54,609	(16,965)	(31.1)

INCOME FROM CONTINUING OPERATIONS	83,139	122,493	(39,354)	(32.1)
Results of discontinued operations, net of tax	6,888	(51,451)	58,339	113.4

NET INCOME	90,027	71,042	18,985	26.7
Preferred dividends, net of gain on reacquired preferred stock	727	686	41	6.0

EARNINGS AVAILABLE FOR COMMON STOCK	$89,300	$70,356	$18,944	26.9

BASIC EARNINGS PER SHARE	$1.09	$0.97	$0.12	12.4

(a)	Network integration expense: For the nine months ended September 30, 2004, our transmission costs were approximately $50.0 million. This amount, less approximately $3.3 million that was retained by the SPP as administration cost, was returned to us as revenues. For the nine months ended September 30, 2003, our transmission costs were approximately $49.2 million with an administration cost of approximately $4.5 million retained by the SPP.
(b)	Fuel used for generation: Includes cost of fuel burned and changes in fair value of fuel contracts.

The following table reflects changes in electric sales volumes, as measured by thousands of MWh of electricity. No sales volumes are shown for energy marketing, network integration, or other. Energy marketing activities are unrelated to the electricity we generate.

	Nine Months Ended September 30,
	2004	2003	Change	% Change
	(Thousands of MWh)
Residential	4,667	4,812	(145)	(3.0)
Commercial	5,241	5,208	33	0.6
Industrial	4,105	4,104	1	—
Other retail	76	78	(2)	(2.6)

Total Retail	14,089	14,202	(113)	(0.8)
Tariff-based wholesale	3,484	3,599	(115)	(3.2)
Market-based wholesale	3,062	2,873	189	6.6

Total	20,635	20,674	(39)	(0.2)

Our retail and tariff-based wholesale customers used less energy and our sales volumes decreased because of cooler weather. When measured by cooling degree days, the weather during the nine months ended September 30, 2004 was 13% cooler than the same period last year and 16% below normal. We measure cooling degree days at weather stations we believe to be generally reflective of conditions in our service territory. The accrual for rebates to be paid to customers in 2005 and 2006 pursuant to the July 25, 2003 KCC order also reduced retail sales. During the nine months ended September 30, 2004, we accrued $6.4 million as compared to $1.4 million accrued during the same period of 2003.

Revenues from tariff-based wholesale sales increased during the nine months ended September 30, 2004 as compared to the same period of 2003 due primarily to the recovery of higher fuel costs through a fuel adjustment provision as provided for by our FERC tariff. Market-based wholesale sales increased due to increased sales volumes. Energy marketing sales decreased due to less favorable changes in 2004 as compared to the favorable changes in 2003 in the settlement and the value of remaining positions receiving mark-to-market accounting treatment.

Fuel expense increased due primarily to increases in the cost of natural gas and oil. We used approximately 3% less fuel for generation due to the lower demand caused by the cooler weather and due to unplanned outages or reduced operating capability experienced at some of our generating units at various times throughout the nine months ended September 30, 2004. The average availability factor for our system was 89% during the nine months ended September 30, 2004 compared to 92% during the nine months ended September 30, 2003, largely due to the unavailability of some of our coal-fired generating units. As a result of the cooler weather and the reduced availability of our coal-fired generating units, the amount of coal burned declined, and consequently reduced the cost of coal. However, the cost of natural gas and oil that was used at other generating facilities to compensate for the unplanned outages or reduced operating capability, increased our total fuel expense. Fuel expense was partially reduced by a mark-to-market gain of $3.9 million associated with the coal supply contract for our Lawrence and Tecumseh Energy Centers.

Purchased power expense increased due primarily to a 53% increase in volumes purchased during the nine months ended September 30, 2004 as compared to the same period of 2003. At times, it was more economical to purchase power than to operate our available generating units. This was due to the unavailability or reduced operating capability of our coal-fired generating units at certain times, and the availability of economically priced power due to cooler weather in our region.

During the nine months ended September 30, 2003, we recorded a pre-tax gain of $12.3 million on the sale of certain utility assets to Midwest Energy, Inc., as an offset to operating and maintenance expense. This accounted for 50% of the increase in operating and maintenance expense. The remaining 50% increase was caused primarily by increased expenses associated with maintenance at Jeffrey Energy Center, increased planned and unplanned unit maintenance at various other generating units, increased maintenance of the distribution system, an increase in property taxes and an increase in the SPP network costs. During the nine months ended September 30, 2004, increased maintenance of our generating units accounted for 12% of the increase in operating and maintenance expenses. The increase in distribution expenses accounted for 18% of the increase in operating and maintenance expenses. Distribution expenses increased due to increased staffing levels and higher costs associated with the termination of portions of the ONEOK shared services agreement as discussed above in Note 13, “Related Party Transactions.” The increase in property taxes accounted for 7% of the increase in operating and maintenance expenses. An increase in SPP network costs accounted for 3% of the increase in operating and maintenance expenses.

Selling, general and administrative expenses increased due primarily to an increase in legal fees recorded during the nine months ended September 30, 2004.

The total other expense realized during 2004 was due primarily to the loss incurred on the extinguishment of debt. The total other income during 2003 was due primarily to the gain on the sale of our ONEOK stock and dividends received from ONEOK in 2003. This gain was partially offset by the loss recorded on the extinguishment of debt during the nine months ended September 30, 2003.

Interest expense decreased during the nine months ended September 30, 2004, due to lower debt balances and lower interest rates due to refinancing activities as discussed below in “Liquidity and Capital Resources.”

Income from discontinued operations was $6.9 million for the nine months ended September 30, 2004. The results recorded for the nine months ended September 30, 2004, represents an adjustment to reflect the actual loss realized on the sale of our monitored security business. This compares to a loss from discontinued operations of $51.5 million for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We believe we will have sufficient cash to fund future operations of our business, debt maturities, the rebates to customers we are required to make in 2005 and 2006, and the payment of dividends from a combination of cash on hand, cash flows from operations and available borrowing capacity. Our available sources of funds include cash, our revolving credit facility, our accounts receivable conduit facility and access to capital markets. At September 30, 2004, we had cash and cash equivalents of $38.3 million, $289.3 million available under the revolving credit facility and $35.0 million available under the accounts receivable conduit facility. Uncertainties affecting our ability to meet these requirements include, among others, factors affecting sales described in “Operating Results” above, economic conditions, including the impact of inflation on operating expenses, regulatory actions, conditions in the capital markets and compliance with environmental regulations.

As of September 30, 2004, our total outstanding long-term debt, net of current maturities, was approximately $1.7 billion compared to a balance of approximately $2.1 billion as of December 31, 2003.

At September 30, 2004, our current maturities of long-term debt were $71.0 million compared to $190.7 million at December 31, 2003. The decrease is due to the $184.5 million principal amount of 6 7/8% senior unsecured notes reported as current maturities of long-term debt at December 31, 2003 that we redeemed this year.

Capital Resources

We had $38.3 million in unrestricted cash and cash equivalents at September 30, 2004. We consider cash equivalents to be highly liquid investments with maturities of three months or less at the time they are purchased.

At September 30, 2004, we also had $14.7 million of restricted cash classified as a current asset and $29.2 million of restricted cash classified as a long-term asset. The following table details our restricted cash as of September 30, 2004:

	Restricted Cash
	Current	Long-term
	(In Thousands)
Prepaid capacity and transmission agreement	$2,213	$26,561
Collateralized letters of credit	—	400
Collateralized surety bonds	—	2,222
Cash held in escrow as required by certain letters of credit, surety bonds and various other deposits	12,510	—

Total	$14,723	$29,183

We also have a $300.0 million revolving credit facility as discussed below in “— Short-term Debt.”

Cash Flows From Operating Activities

Cash flows from operating activities increased $113.4 million to $278.3 million for the nine months ended September 30, 2004 from $164.9 million for the nine months ended September 30, 2003. This increase was primarily attributable to reduced interest and tax payments.

Cash Flows (Used In) From Investing Activities

In general, cash used for investing purposes relates to the growth of the operations of our electric utility business and the replacement of utility property. The utility business is capital intensive and requires significant ongoing investment in plant. Cash flows used in investing activities were $12.1 million in the nine months ended September 30, 2004, compared to cash from investing activities of $442.6 million in the nine months ended September 30, 2003. We received proceeds from the sale of Protection One of $122.2 million in the nine months ended September 30, 2004. We received proceeds from the sale of ONEOK stock of $540.0 million in the nine months ended September 30, 2003.

Cash Flows Used In Financing Activities

Financing activities in the nine months ended September 30, 2004 used $308.6 million of cash compared to $594.9 million in the nine months ended September 30, 2003. In the nine months ended September 30, 2004, we received cash from issuances of long-term debt and the issuance of common stock, and cash was used for the retirement of long-term debt and payment of dividends. In the nine months ended September 30, 2003, we used cash to retire long-term debt, to purchase a call option investment and to pay dividends.

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

Pension Obligation

Our pension plan expense and liabilities are measured using assumptions, which include discount rates, compensation rates and past and future estimated plan asset returns. Due to a decrease in interest rates and a corresponding decrease in the discount rates used to estimate our pension liabilities, the fair value of our pension plan assets may fall below the accumulated benefit obligation at our next measurement date. The combined effects of these factors could result in the recognition of additional liabilities. We anticipate that at December 31, 2004, we may be required to make additional cash contributions or to incur a charge to equity, unless we are able to obtain authority from the KCC to recognize as a regulatory asset the amount of the potential charge to equity. The amounts will depend on plan asset performance for the year and the discount rate in effect when the plan liabilities are measured. We are unable to determine the financial impact at this time, which may or may not be material.

Future Cash Requirements

We own a 50% undivided interest in the LaCygne 1 generating unit and are the lessee of a 50% undivided interest in the LaCygne 2 generating unit, both of which are operated by Kansas City Power & Light Company (KCPL). KCPL has informed us that environmental-related equipment may be installed on these units. KCPL anticipates that costs will be incurred beginning in 2005 and continuing through the completion of installation in 2007. We expect that costs related to updating or installing emissions controls will be material. We believe that these would qualify for recovery through rates.

Long-term Debt

During the nine months ended September 30, 2004, we made the following changes in our long-term debt:

Long-term Debt Redemptions and Issuances:

	Balance as of December 31, 2003	Securities Redeemed	Securities Issued	Balance as of September 30, 2004
	(In Thousands)
Westar Energy
First mortgage bond series:
6.00% due 2014	$—	$—	$250,000	$250,000
8.5% due 2022	125,000	(125,000)	—	—
7.65% due 2023	100,000	(100,000)	—	—

Pollution control bond series:
6.00% due 2033	58,340	(58,340)	—	—
5.00% due 2033	—	—	58,340	58,340

6 7/8% senior unsecured notes due August 1, 2004	184,456	(184,456)	—	—
9 3/4% senior unsecured notes due 2007	387,000	(127,000)	—	260,000
6.80% senior unsecured notes due 2018	26,993	(26,993)	—	—
Senior secured term loan due 2005	114,143	(114,143)	—	—

	$995,932	$(735,932)	$308,340	$568,340

KGE
Pollution control bond series:
7.00% due 2031	$327,500	$(327,500)	$—	$—
5.30% due 2031	—	—	108,600	108,600
2.65% due 2031 and putable 2006	—	—	100,000	100,000
5.30% due 2031	—	—	18,900	18,900
Variable rate due 2031	—	—	100,000	100,000

	$327,500	$(327,500)	$327,500	$327,500

Long-term debt affiliate	$103,093	$(103,093)	$—	$—

During the nine months ended September 30, 2004, we recognized a loss of $16.1 million in connection with the redemption of some of our senior unsecured notes and $2.7 million in connection with the redemption of the Western Resources Capital I 7 7/8% Cumulative Quarterly Income Preferred Securities, Series A.

Short-term Debt

On March 12, 2004, we entered into a new revolving credit facility. The credit facility matures on March 12, 2007 and will be used as a source of short-term liquidity. It allows us borrowings up to an aggregate limit of $300.0 million, including letters of credit up to a maximum aggregate amount of $50.0 million. At September 30, 2004, we had no outstanding borrowings and $10.7 million of letters of credit outstanding under the revolving credit facility. All borrowings under the revolving credit facility are secured by KGE first mortgage bonds.

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

Capital Structure

Our capital structure at September 30, 2004 and December 31, 2003 was as follows:

	September 30, 2004	December 31, 2003
Common equity	43%	31%
Preferred stock	1%	1%
Debt	56%	68%

Total	100%	100%

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

The net SPE receivables represent our retained interests in the transferred receivables and is recorded at book value, net of allowances for bad debts. This approximates fair value due to the short-term nature of the receivable. The SPE receivable is included in accounts receivable, net, on our consolidated balance sheets. The interests that we hold are included in the table below:

	September 30, 2004	December 31, 2003
	(In Thousands)
Undivided Interest — Retained, net	$96,022	$71,213
Undivided Interest — Third-party conduit, net	9,029	9,186

SPE receivables, net	$105,051	$80,399

The outstanding balance of SPE receivables is net of $90.0 million at September 30, 2004 and $80.0 million at December 31, 2003 in undivided ownership interests sold by the SPE to the third-party conduit.

The following table provides gross proceeds and repayments between the SPE and the third-party conduit. These amounts are provided for cash flow purposes and may not be reflective of accrual accounting. These items are recorded on the consolidated statements of cash flows in the accounts receivable, net, line of cash flows from operating activities.

	Nine Months Ended September 30,
	2004	2003
	(In Thousands)
Proceeds from the sale of an undivided interest from the third-party conduit	$40,000	$—
Repayments to the conduit for net collection of its receivable	(30,000)	(10,000)

SPE proceeds and repayments, net	$10,000	$(10,000)

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Contractual Obligations

We have increased our contractual obligations for coal to be supplied to our Lawrence and Tecumseh Energy Centers. During the first quarter of 2004, we entered into a coal supply agreement for coal to be supplied to these energy centers through 2009. We entered into this contract in the ordinary course of business and do not believe we are substantially dependent on this contract. This contract increases our contractual obligations by approximately $25.4 million per year for years 2005 through 2007 and $17.9 million for years 2008 and 2009. Based on the terms of this new contract, changes in the fair value of this contract are marked to market through earnings in accordance with the requirements of SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This could cause volatility in our reported earnings.

For additional information on our contractual obligations and commercial commitments, see our 2003 Form 10-K, as amended.

The following table summarizes the items that have changed significantly since December 31, 2003 in our projected future cash payments for our contractual obligations existing at September 30, 2004:

	Total	October 1, 2004 through December 31, 2004	2005 - 2006	2007 - 2008	Thereafter
	(In Thousands)
Fossil fuel (a)	$2,017,807	$23,071	$388,239	$294,250	$1,312,247

(a) Coal and natural gas commodity and transportation contracts.

Commercial Commitments

On March 12, 2004, we entered into a new revolving credit facility. At September 30, 2004, we had no outstanding borrowings and $10.7 million of letters of credit outstanding under the revolving credit facility. We also had $3.1 million of outstanding letters of credit secured by restricted cash.

OTHER INFORMATION

Public Utility Holding Company Act of 1935

Westar Energy is a holding company under the Public Utility Holding Company Act of 1935 (1935 Act) as a result of Westar Energy’s ownership of KGE and Westar Generating, Inc., each a wholly-owned subsidiary. Currently, Westar Energy claims an exemption from registration under the 1935 Act based on its operations being conducted “predominantly” within the state of Kansas. Following a recent decision by the SEC with respect to its interpretation of the criteria that must be satisfied to claim a “predominantly” intrastate exemption, Westar Energy has been asked by the SEC to provide information regarding its eligibility for an exemption from registration and has responded to the SEC’s requests.

As a result of the amount of sales of wholesale electricity outside of the state of Kansas by Westar Energy’s energy marketing operations, it is possible that the SEC could question its eligibility for an exemption from registration under the 1935 Act. In that event, Westar Energy would evaluate its options, including filing an application for exemption and asking the SEC to formally consider that request, becoming a registered holding company, restructuring its operations in a manner that would allow it to maintain eligibility to claim an exemption or restructuring its organizational structure to consolidate all utility operations into one entity so that Westar Energy is no longer a utility holding company.

In the event Westar Energy elects to register, the 1935 Act and related regulations issued by the SEC would govern its activities and the activities of its subsidiaries with respect to the acquisition, issuance and sale of securities, acquisition and sale of utility assets, certain transactions among affiliates, engaging in business activities not directly related to the utility or energy business and other matters. We are unable to predict the outcome of this inquiry, however, we believe that our becoming a registered holding company under the 1935 Act or taking steps to reorganize our corporate structure to avoid registration would not have a material impact on our consolidated financial position, results of operations or cash flows.

Radioactive Waste Disposal

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

In December 1998, the Nebraska agencies responsible for considering the developer’s license application denied the application. The license applicant sought a hearing on the license denial, but a United States District Court indefinitely delayed proceedings related to the hearing. Most of the utilities that had provided the project’s pre-construction financing (including WCNOC) filed a federal court lawsuit contending Nebraska officials acted in bad faith while handling the license application. In September 2002, the court entered a $151.4 million judgment, about one-third of which constitutes prejudgment interest, in favor of the Compact Commission and against Nebraska, finding that Nebraska had acted in bad faith in handling the license application. On Nebraska’s appeal, the 8th Circuit, United States Court of Appeals, upheld the District Court’s decision in February 2004. Nebraska sought United States Supreme Court review of the decision. In August 2004, Nebraska and the Compact Commission settled the case under terms whereby Nebraska would pay the Compact Commission either a one-time amount of $140.5 million or four annual installments of $38.5 million beginning in August 2005. The parties agreed to dismiss all pending litigation and appeals relating to this matter. Once Nebraska makes its final payment, it will be relieved of its responsibility to host a disposal facility. Meanwhile, the Compact Commission will pursue other strategies for providing disposal capability for waste generators in the Compact region.

Nebraska no longer is a member of the Compact as a result of its notice of voluntary withdrawal given in 1999 and the Compact Commission’s 2003 revocation of the state’s membership, both of which became effective in late summer 2004.

City of Wichita Franchise

On February 10, 2004, the Wichita City Council approved a 10-year renewal of the franchise agreement pursuant to which KGE provides retail electric service within the city of Wichita. The new 10-year franchise agreement is on terms that we believe to be reasonably similar to those previously in effect.

Southwest Power Pool

On October 1, 2004, the FERC granted regional transmission organization (RTO) status to the SPP. We are now a member of the SPP RTO.

Fair Value of Energy Marketing Contracts

At September 30, 2004, we recognized a $3.9 million change in the market value of the contract to supply coal to our Lawrence and Tecumseh Energy Centers through 2009. Given the volatility in the coal market and the length of the contract term, we anticipate that we will continue to experience volatility in the market value of this contract.

The tables below show the fair value of energy marketing contracts, including the coal contract described in the preceding paragraph, that were outstanding at September 30, 2004, their sources and maturity periods:

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding at the beginning of the period	$10,464
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	(7,550)
Changes in fair value of contracts outstanding at the beginning and end of the period	(1,958)
Fair value of new contracts entered into during the period	2,067

Fair value of contracts outstanding at the end of the period	$3,023

The sources of the fair values of the financial instruments related to these contracts are summarized in the following table:

	Fair Value of Contracts at End of Period
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity Over 5 Years
	(In Thousands)
Prices provided by other external sources (swaps and forwards)	$(73)	$(1,632)	$148	$206	$1,205
Prices based on the Black Option Pricing model (options and other) (a)	3,096	(443)	1,217	96	2,226

Total fair value of contracts outstanding	$3,023	$(2,075)	$1,365	$302	$3,431

(a) The Black Option Pricing model is a variant of the Black-Scholes Option Pricing model.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including market changes, changes in commodity prices, equity instrument investment prices and interest rates. From December 31, 2003 to September 30, 2004, there have been no significant changes in our exposure to market risk except as related to interest rates as discussed below. For additional information on our market risk, see our 2003 Form 10-K, as amended, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Interest Rate Exposure

From December 31, 2003 to September 30, 2004, our variable rate debt and current maturities of fixed rate debt decreased $134.5 million. A 100 basis point change in interest rates applicable to each of these instruments would impact net income on an annualized basis by approximately $2.8 million. This represents a decline in our exposure to interest rate risk on an annualized basis of approximately $0.9 million, from $3.7 million at December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and our subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2004, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms.

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

WESTAR ENERGY, INC.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

On September 21, 2004, a grand jury in Travis County, Texas, indicted us on charges that a $25,000 contribution by us in May 2002 to a Texas political action committee violated Texas election laws. We believe the indictment is without any merit and we intend to vigorously defend against the charges. If convicted, the court could impose a fine of up to $20,000 or, in certain circumstances, in an amount not to exceed twice the amount caused to be lost by the commission of the felony. As a result of the indictment, the federal government could suspend our status as a government contractor. Upon a conviction, the federal government could bar us from acting as a government contractor. We are taking action to ensure that neither of these events occur, but we do not know whether we will be successful. We are unable to predict the ultimate impact suspension or loss of our status as a government contractor would have on our consolidated financial position, results of operations and cash flows.

Information on other legal proceedings is set forth in Notes 7, 8 and 12 of the Notes to Consolidated Financial Statements, “Commitments and Contingencies — EPA New Source Review,” “Legal Proceedings,” and “Potential Liabilities to David C. Wittig and Douglas T. Lake,” respectively, which are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended September 30, 2004

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended September 30, 2004

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended September 30, 2004 (furnished and not to be considered filed as part of the Form 10-Q)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTAR ENERGY, INC.

Date:	November 8, 2004	By:	/s/ Mark A. Ruelle

Mark A. Ruelle, Executive Vice President and Chief Financial Officer