Form 10-Q
period 2005-03-31
WESTAR ENERGY INC /KS
filed 2005-05-10
CIK 54507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-3523

WESTAR ENERGY, INC.

(Exact name of registrant as specified in its charter)

Kansas	48-0290150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	86,620,112 shares
(Class)	(Outstanding at May 2, 2005)

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

•	capital expenditures,

•	earnings,

•	liquidity and capital resources,

•	litigation,

•	accounting matters,

•	possible corporate restructurings, acquisitions and dispositions,

•	compliance with debt and other restrictive covenants,

•	interest rates and dividends,

•	environmental matters,

•	nuclear operations, and

•	the overall economy of our service area.

What happens in each case could vary materially from what we expect because of such things as:

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	economic and capital market conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather,

•	the outcome of the pending rate review filed with the Kansas Corporation Commission on May 2, 2005,

•	rates, cost recoveries and other regulatory matters,

•	the impact of changes and downturns in the energy industry and the market for trading wholesale electricity,

•	the outcome of the notice of violation received on January 22, 2004 from the Environmental Protection Agency and other environmental matters,

•	political, legislative, judicial and regulatory developments,

•	the impact of the purported employee class action lawsuits filed against us,

•	the impact of our potential liability to David C. Wittig and Douglas T. Lake for unpaid compensation and benefits and the impact of claims they have made against us related to the termination of their employment and the publication of the report of the special committee of the board of directors,

•	the impact of changes in interest rates,

•	changes in, and the discount rate assumptions used for, pension and other post-retirement and post-employment benefit liability calculations, as well as actual and assumed investment returns on pension plan assets,

•	the impact of changing interest rates and other assumptions on our decommissioning liability for Wolf Creek Generating Station,

•	regulatory requirements for utility service reliability,

•	homeland security considerations,

•	coal, natural gas, oil and wholesale electricity prices,

•	availability and timely provision of rail transportation for our coal supply, and

•	other circumstances affecting anticipated operations, sales and costs.

These lists are not all-inclusive because it is not possible to predict all factors. This report should be read in its entirety and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004. No one section of this report deals with all aspects of the subject matter and additional information on some matters that could impact our operations and financial results may be included in our Annual Report on Form 10-K for the year ended December 31, 2004. Any forward-looking statement speaks only as of the date such statement was made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made except as required by applicable laws or regulations.

PART I.	Financial Information
ITEM 1.	CONDENSED FINANCIAL STATEMENTS

WESTAR ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,804	$24,611
Restricted cash	9,604	12,279
Accounts receivable, net	50,917	92,532
Inventories and supplies	118,841	124,563
Energy marketing contracts	21,583	23,155
Tax receivable	119,639	90,845
Deferred tax assets	9,869	7,218
Prepaid expenses	19,555	29,179
Other	41,090	11,558

Total Current Assets	416,902	415,940

PROPERTY, PLANT AND EQUIPMENT, NET	3,914,659	3,910,987

OTHER ASSETS:
Restricted cash	26,823	27,408
Regulatory assets	505,080	442,944
Nuclear decommissioning trust	90,312	91,095
Energy marketing contracts	11,619	4,904
Other	191,458	192,433

Total Other Assets	825,292	758,784

TOTAL ASSETS	$5,156,853	$5,085,711

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$165,000	$65,000
Accounts payable	110,301	105,593
Accrued taxes	120,024	97,874
Energy marketing contracts	21,266	20,431
Accrued interest	27,725	30,506
Other	121,212	99,170

Total Current Liabilities	565,528	418,574

LONG-TERM LIABILITIES:
Long-term debt, net	1,528,511	1,639,901
Deferred income taxes	966,465	927,087
Unamortized investment tax credits	67,676	68,957
Deferred gain from sale-leaseback	136,024	138,981
Accrued employee benefits	119,354	120,152
Asset retirement obligation	88,852	87,118
Nuclear decommissioning	90,312	91,095
Energy marketing contracts	442	1,547
Other	183,714	182,977

Total Long-Term Liabilities	3,181,350	3,257,815

COMMITMENTS AND CONTINGENCIES (see Notes 7 and 10)
SHAREHOLDERS’ EQUITY:
Cumulative preferred stock, par value $100 per share; authorized 600,000 shares; issued and outstanding 214,363 shares	21,436	21,436
Common stock, par value $5 per share; authorized 150,000,000 shares; issued 86,405,590 shares and 86,029,721 shares, respectively	432,028	430,149
Paid-in capital	916,773	912,932
Unearned compensation	(10,928)	(10,361)
Retained earnings	50,553	55,053
Accumulated other comprehensive income, net	113	113

Total Shareholders’ Equity	1,409,975	1,409,322

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,156,853	$5,085,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
SALES	$336,502	$340,263

OPERATING EXPENSES:
Fuel and purchased power	91,797	101,762
Operating and maintenance	106,211	98,958
Depreciation and amortization	42,305	41,927
Selling, general and administrative	41,261	40,967

Total Operating Expenses	281,574	283,614

INCOME FROM OPERATIONS	54,928	56,649

OTHER INCOME (EXPENSE):
Investment earnings	2,224	3,030
Loss on extinguishment of debt	—	(154)
Other income	676	677
Other expense	(4,807)	(4,253)

Total Other Expense	(1,907)	(700)

Interest expense	29,864	43,425

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	23,157	12,524
Income tax expense	7,542	3,733

INCOME FROM CONTINUING OPERATIONS	15,615	8,791

Results of discontinued operations, net of tax	—	6,888

NET INCOME	15,615	15,679
Preferred dividends	242	242

EARNINGS AVAILABLE FOR COMMON STOCK	$15,373	$15,437

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING (see Note 2):
Basic earnings available from continuing operations	$0.18	$0.12
Results of discontinued operations, net of tax	—	0.09

Basic earnings available	$0.18	$0.21

Diluted earnings available from continuing operations	$0.18	$0.12
Results of discontinued operations, net of tax	—	0.09

Diluted earnings available	$0.18	$0.21

Average equivalent common shares outstanding	86,569,149	73,609,221

DIVIDENDS DECLARED PER COMMON SHARE	$0.23	$0.19

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$15,615	$15,679
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net of tax	—	(6,888)
Depreciation and amortization	42,305	41,927
Amortization of nuclear fuel	3,292	3,493
Amortization of deferred gain from sale-leaseback	(2,957)	(2,957)
Amortization of prepaid corporate-owned life insurance	4,872	4,451
Non-cash stock compensation	812	2,247
Net changes in energy marketing assets and liabilities	(5,413)	3,535
Loss on extinguishment of debt	—	154
Accrued liability to certain former officers	470	5,579
Net deferred taxes and credits	37,269	(851)
Changes in working capital items, net of acquisitions and dispositions:
Restricted cash	3,265	(2,614)
Accounts receivable, net	41,615	16,471
Inventories and supplies	5,721	7,459
Prepaid expenses and other	26	1,398
Accounts payable	4,585	(488)
Accrued taxes	(6,644)	23,214
Other current liabilities	(7,102)	3,691
Changes in other, assets	(26,365)	3,355
Changes in other, liabilities	(1,139)	(4,074)

Cash flows from operating activities	110,227	114,781

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(44,589)	(44,544)
Removal, dismantlement and salvage of property, plant and equipment	(4,260)	(2,278)
Proceeds from sale of Protection One, Inc.	—	122,170
Proceeds from sale of plant and property	—	7,098
Repayment of officer loans	—	2

Cash flows (used in) from investing activities	(48,849)	82,448

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	—	(1,000)
Proceeds from long-term debt	246,616	—
Retirements of long-term debt	(290,998)	(122,130)
Repayment of capital leases	(1,244)	(1,238)
Borrowings against cash surrender value of corporate-owned life insurance	873	939
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(728)	(74)
Issuance of common stock, net	3,834	212,609
Cash dividends paid	(18,538)	(12,748)
Reissuance of treasury stock	—	1,927

Cash flows (used in) from financing activities	(60,185)	78,285

Net cash from discontinued operations	—	197

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,193	275,711

CASH AND CASH EQUIVALENTS:
Beginning of period	24,611	79,559

End of period	$25,804	$355,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS

We are the largest electric utility in Kansas. Unless the context otherwise indicates, all references in this quarterly report on Form 10-Q to “the company,” “we,” “us,” “our” and similar words are to Westar Energy, Inc. and its consolidated subsidiaries. The term “Westar Energy” refers to Westar Energy, Inc., a Kansas corporation incorporated in 1924, alone and not together with its consolidated subsidiaries. We provide electric generation, transmission and distribution services to approximately 655,000 customers in Kansas. Westar Energy provides these services in central and northeastern Kansas, including the cities of Topeka, Lawrence, Manhattan, Salina and Hutchinson. Kansas Gas and Electric Company (KGE), Westar Energy’s wholly owned subsidiary, provides these services in south-central and southeastern Kansas, including the city of Wichita. Both Westar Energy and KGE conduct business using the name Westar Energy.

KGE owns a 47% interest in the Wolf Creek Generating Station (Wolf Creek), a nuclear power plant located near Burlington, Kansas, and a 47% interest in Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles (GAAP) for the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2004 (2004 Form 10-K).

Use of Management’s Estimates

When we prepare our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, valuation of commodity contracts, depreciation, unbilled revenue, investments, valuation of our energy marketing portfolio, intangible assets, income taxes, pension and other post-retirement and post-employment benefits, our asset retirement obligations including decommissioning of Wolf Creek, environmental issues, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Dilutive Shares

Basic earnings per share applicable to equivalent common stock are based on the weighted average number of common shares outstanding and shares issuable in connection with vested restricted share units (RSUs) during the period reported. Diluted earnings per share include the effects of potential issuances of common shares resulting from the assumed vesting of all outstanding RSUs and the exercise of all outstanding stock options issued pursuant to the terms of our stock-based compensation plans and the additional issuance of shares under the employee stock purchase plan (ESPP). We discontinued the ESPP effective January 1, 2005. The dilutive effect of shares issuable under the ESPP and our stock-based compensation plans is computed using the treasury stock method.

The following table reconciles the weighted average number of equivalent common shares outstanding used to compute basic and diluted earnings per share.

	Three Months Ended March 31,
	2005	2004
DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:
Denominator for basic earnings per share — weighted average equivalent shares	86,569,149	73,609,221
Effect of dilutive securities:
Employee stock purchase plan shares	—	455
Employee stock options	1,710	2,080
Restricted share units	702,973	853,154

Denominator for diluted earnings per share — weighted average shares	87,273,832	74,464,910

Potentially dilutive shares not included in the denominator since they are antidilutive	215,965	217,375

Stock Based Compensation

For purposes of the pro forma disclosures required by Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure,” the estimated fair value of stock options is amortized to expense over the relevant vesting period. Information related to the pro forma impact on our consolidated earnings and earnings per share follows:

	Three Months Ended March 31,
	2005	2004
	(Dollars in Thousands, Except per Share Amounts)
Earnings available for common stock, as reported	$15,373	$15,437
Add: Effect of stock-based compensation included in earnings available for common stock, as reported, net of related tax effects	(15)	291
Deduct: Total stock option expense determined under fair value method for all awards, net of related tax effects	3	179

Earnings available for common stock, pro forma	$15,355	$15,549

Weighted average shares used for dilution	87,273,832	74,464,910

Earnings per share:
Basic – as reported	$0.18	$0.21
Basic – pro forma	$0.18	$0.21

Diluted – as reported	$0.18	$0.21
Diluted – pro forma	$0.18	$0.21

New Accounting Pronouncements

Share-Based Payment: In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95.” SFAS No. 123R requires companies to recognize as compensation expense the grant-date fair value of stock options and other equity-based compensation issued to employees. We will implement the provisions of the statement effective January 1, 2006.

We currently use RSUs for stock-based awards granted to employees. In addition, we have eliminated our employee stock purchase plan and all outstanding options have vested. Given the characteristics of our stock-based compensation program, we do not expect the adoption of SFAS No. 123R to materially impact our consolidated results of operations.

Accounting for Conditional Asset Retirement Obligations: In March 2005, FASB issued Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for the year ended December 31, 2005. We are currently evaluating what impact FIN 47 will likely have on our consolidated results of operations.

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2005	2004
	(In Thousands)
CASH PAID FOR:
Interest on financing activities, net of amount capitalized	$28,596	$24,370
NON-CASH FINANCING TRANSACTIONS:
Common stock subscriptions	—	31,385
Issuance of common stock for reinvested dividends and RSUs	3,696	3,577
Assets acquired through capital leases	401	587

Reclassifications

We have reclassified certain prior year amounts to conform with classifications used in the current-year presentation as necessary for a fair presentation of the financial statements.

3. RATE MATTERS AND REGULATION

Retail Rate Review

In accordance with a Kansas Corporation Commission (KCC) order, we filed an application with the KCC on May 2, 2005, to propose an $84.1 million increase in our retail electric rates. We anticipate that our rates will change in January 2006. Key components of the filing are as follows:

•	Implementation of a fuel and purchased power adjustment clause

•	Sharing of market-based wholesale margins between customers and shareholders

•	Recovering transmission costs through a separate Federal Energy Regulatory Commission (FERC) transmission delivery charge

•	Adoption of a tariff to provide more timely recovery of investments and expenditures associated with adding and operating pollution control equipment at our power plants

•	Recovery of approximately $49.0 million of deferred maintenance costs associated with restoring the service to our customers stemming from damage to our lines and equipment in the ice storms that occurred in 2002 and 2005

•	Increasing depreciation expense by approximately $29.0 million

•	A proposal that would establish customer service targets and the potential for rebates to customers based on our financial and customer service performance

We can provide no assurance that the KCC will approve our application as filed.

FERC Proceedings

On May 2, 2005, we filed an application with FERC to change our transmission rates. The application proposes a formula transmission rate that provides for annual adjustments to reflect changes in our transmission costs. This is consistent with our proposal submitted to the KCC on May 2, 2005 to separately charge retail customers for transmission service. We expect the transmission rate to become effective no later than December 2005. We can provide no assurance that FERC will approve our application as filed.

On March 23, 2005, FERC instituted a proceeding concerning the reasonableness of our market-based rates in our electrical control area and the Midwest Energy, Inc. and West Plains Energy electrical control areas. On April 21, 2005, we provided FERC with certain information it requested to complete its analysis. A FERC decision, expected by mid-2005, could affect how we price future wholesale power sales to wholesale customers in our control area and to Midwest Energy and West Plains Energy. We do not expect the outcome of this matter to significantly impact our consolidated results of operations.

Service Reliability Standards

On February 10, 2004, the North American Electric Reliability Council (NERC) issued reliability improvement initiatives stemming from an investigation of the August 14, 2003 blackout in portions of the northeastern United States. In February 2005, NERC approved reliability standards, which went into effect on April 1, 2005. We have not had to make any significant expenditures to be in compliance with these standards.

4. DISCONTINUED OPERATIONS — SALE OF PROTECTION ONE, INC.

On February 17, 2004, we closed the sale of our interest in Protection One, Inc. to subsidiaries of Quadrangle Capital Partners LP and Quadrangle Master Funding Ltd. (together, Quadrangle). At closing, we received proceeds of $122.2 million. Pursuant to the terms of a November 12, 2004 settlement, Quadrangle paid us $32.5 million in cash as additional consideration, and we settled tax sharing-related obligations to Protection One by tendering $27.1 million in Protection One 7 3/8% senior notes, including accrued interest, and paying $45.9 million in cash. Our net cash payment under the settlement agreement was $13.4 million. Results of discontinued operations for the three months ended March 31, 2004 are presented in the table below.

(In Thousands, Except Per Share Amounts)
Sales	$22,466
Costs and expenses	19,937

Earnings from discontinued operations before income taxes	2,529
Estimated gain on disposal	4,115
Income tax benefit	(244)

Results of discontinued operations	$6,888

Basic and diluted results of discontinued operations per share	$0.09

5. ACCOUNTS RECEIVABLE SALES PROGRAM

WR Receivables Corporation, a wholly owned subsidiary, has an agreement with a financial institution whereby WR Receivables can sell an interest of up to $125.0 million in a designated pool of our qualified accounts receivable. The agreement expires in July 2005 and, subject to the mutual agreement of the parties, is renewable on an annual basis. We expect to renew the agreement on substantially similar terms.

The receivables sold by WR Receivables to the financial institution are not reflected in the accounts receivable balance in the accompanying consolidated balance sheets. The amounts sold to the financial institution were $95.0 million at March 31, 2005 and $80.0 million at December 31, 2004. We record this activity on the consolidated statements of cash flows in the “accounts receivable, net” line of cash flows from operating activities.

We service, administer and collect the receivables on behalf of the financial institution. Administrative expenses, which represent the loss on the sale, paid to the financial institution associated with the sale of these receivables were $0.7 million for the three months ended March 31, 2005 and $0.5 million for the same period of 2004. We include these expenses in other expense on our consolidated statements of income.

We record receivables transferred to WR Receivables at book value, net of allowance for bad debts. This approximates fair value due to the short-term nature of the receivable. We include the transferred accounts receivable in accounts receivable, net, on our consolidated balance sheets. The interests that we hold are presented in the table below.

	March 31, 2005	December 31, 2004
	(In Thousands)
Accounts receivable retained by WR Receivables, net	$47,522	$81,842
Accounts receivables reserved for financial institution, net	2,837	10,023

Transferred receivables, net	$50,359	$91,865

6. INCOME TAXES AND TAXES OTHER THAN INCOME TAXES

We recorded income tax expense of approximately $7.5 million for the three months ended March 31, 2005 as compared to $3.7 million for the same period of 2004.

As of March 31, 2005 and December 31, 2004, we had recorded reserves for uncertain tax positions of $50.3 million and $49.7 million, respectively. Tax reserves are established for tax deductions or income positions taken in prior income tax returns that we believe were treated properly on the tax returns but may be challenged if such tax returns are audited. The tax returns containing these tax reporting positions are currently under audit or will likely be audited. The timing of the resolution of these audits is uncertain. If the positions taken on the tax returns are ultimately sustained, we will reverse these tax provisions to income. If the positions taken on the tax returns are not ultimately sustained, we may be required to make cash payments for taxes and interest. The reserves are determined based on our best estimate of probable assessments by the Internal Revenue Service or other taxing authorities and are adjusted, from time to time, based on changing facts and circumstances.

As of March 31, 2005 and December 31, 2004, we also had a tax reserve of $6.6 million, or $4.3 million after-tax, for probable assessments of taxes other than income taxes. During the three months ended March 31, 2005, we resolved certain state tax audit issues involving sales and property tax assessments by various state and local taxing authorities. These settlements resulted in the reversal of certain tax reserves for taxes other than income taxes, which was fully offset by additional accruals related to other probable assessments for taxes other than income taxes.

7. COMMITMENTS AND CONTINGENCIES

Environmental Matters

Our activities are subject to environmental regulation by federal, state, and local governmental authorities. These regulations generally involve the use of water, discharges of effluents into the water, emissions into the air, the handling, storage and use of hazardous substances, and waste handling, remediation and disposal, among others. Congress or the state of Kansas may enact legislation and the Environmental Protection Agency (EPA) or the state of Kansas may propose new regulations or change existing regulations that could require us to reduce emissions. Such action could require us to install costly equipment, increase our operating expense and reduce production from our plants.

Uncertain legislative and regulatory outcomes result in a wide range of potential expenditures. Currently, we have identified the potential for up to $660 million of expenditures for environmental projects over approximately ten years. In addition to the capital investment, were we to install such equipment, we anticipate that we would incur a significant annual expense to operate and maintain the equipment and the operation of the equipment would reduce net production from our plants.

The degree to which we will need to reduce emissions and the timing of when such emissions control equipment may be required is uncertain. Both the timing and the nature of required investments depend on specific outcomes that result from interpretation of regulations, new regulations, legislation, and the resolution of the New Source Review described below. Although we expect to recover such costs through our rates, we can provide no assurance that we would be able to fully and timely recover all or any increased costs relating to environmental compliance. If we were unable to recover these associated costs, we could have a material and adverse effect on our consolidated financial condition or results of operations.

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

We are in discussions with the EPA concerning this matter in an attempt to reach a settlement. We expect that any settlement with the EPA could require us to update or install emissions controls at Jeffrey Energy Center over an agreed upon number of years. Additionally, we might be required to update or install emissions controls at our other coal-fired plants, pay fines or penalties, or take other remedial action. Together, these costs could be material. The EPA has informed us that it has referred this matter to the Department of Justice (DOJ) for it to consider whether to pursue an enforcement action in federal district court. We believe that costs related to updating or installing emissions controls would qualify for recovery through rates. If we were to reach a settlement with the EPA, we may be assessed a penalty. The penalty could be material and may not be recovered in rates.

8. ICE STORM

On January 4 and 5, 2005, substantially all of our service territory experienced a severe ice storm. The storm interrupted electric service in a large portion of our service territory and damaged a significant portion of our electric distribution system. On March 22, 2005, we received an accounting authority order from the KCC that allows us to accumulate and defer for recovery the maintenance costs related to system restoration, as well as accumulate and record a carrying charge on the deferred balance. As of March 31, 2005, we have recorded $29.7 million as a regulatory asset related to these costs. Recovery of these costs is to be considered as part of our rate review as discussed in Note 3, “Rate Matters and Regulation.”

9. DEBT

On January 18, 2005, Westar Energy sold $250.0 million aggregate principal amount of Westar Energy first mortgage bonds, consisting of $125.0 million 5.15% bonds maturing in 2017 and $125.0 million 5.95% bonds maturing in 2035. On February 17, 2005, we used the net proceeds from the offering, together with cash on hand, additional funds raised through the accounts receivable conduit facility and borrowings under Westar Energy’s revolving credit facility, to redeem the remaining $260.0 million aggregate principal amount of Westar Energy 9.75% senior notes due 2007. Together with accrued interest and a premium equal to approximately 12% of the outstanding senior notes, we paid $298.5 million to redeem the Westar Energy 9.75% senior notes due 2007. All borrowings under Westar Energy’s revolving credit facility used for the redemption of the 9.75% senior notes were repaid prior to March 31, 2005.

On May 6, 2005, Westar Energy amended and restated its revolving credit facility dated March 12, 2004 to extend the term and reduce borrowing costs. The amended and restated revolving credit facility matures on May 6, 2010. The facility allows us to borrow up to an aggregate of $350.0 million, including letters of credit up to a maximum aggregate amount of $100.0 million. So long as there is no default or event of default under the revolving credit facility, Westar Energy may elect to increase the aggregate amount of borrowings under this facility to $500 million by increasing the commitment of one or more lenders who have agreed to such increase, or by adding one or more new lenders with the consent of the Administrative Agent and letter of credit issuing bank, which will not be unreasonably withheld. All borrowings under the revolving credit facility are secured by KGE first mortgage bonds.

10. LEGAL PROCEEDINGS

We and certain of our present and former officers and directors are defendants in a consolidated purported class action lawsuit in United States District Court in Topeka, Kansas, “In Re Westar Energy, Inc. Securities Litigation,” Master File No. 5:03-CV-4003 and related cases. Plaintiffs filed a Consolidated Amended Complaint on July 15, 2003. In early April 2005, we reached an agreement in principle with the plaintiffs to settle this lawsuit for $30.0 million. We will pay $1.25 million of the settlement and our insurance carriers will pay $28.75 million of the settlement, which includes the payments by our insurance carrier related to the settlement of the shareholder derivative lawsuit described below, less legal fees for the plaintiffs’ counsel in that matter. The settlement is subject to the execution of definitive documents and approval by the court. These financial statements reflect this settlement. The lawsuit is brought on behalf of purchasers of our common stock between March 29, 2000, the date we announced our intention to separate our electric utility operations from our unregulated businesses, and November 8, 2002, the date the KCC issued an order prohibiting the separation. The lawsuit alleges that we violated federal securities laws by making material misrepresentations or omitting material facts concerning the purpose and benefits of the previously proposed separation of our electric utility operations from our unregulated businesses, the compensation of our senior management and the independence and functioning of our board of directors and that as a result we artificially inflated the price of our common stock.

We and certain of our present and former officers and employees are defendants in a consolidated purported class action lawsuit filed in United States District Court in Topeka, Kansas, “In Re Westar Energy ERISA Litigation, Master File No. 03-4032-JAR.” Plaintiffs filed a Consolidated Amended complaint on October 20, 2003. The lawsuit is brought on behalf of participants in, and beneficiaries of, our Employees’ 401(k) Savings Plan between July 1, 1998 and January 1, 2003. The lawsuit alleges violations of the Employee Retirement Income Security Act arising from the conduct of certain present and former officers and employees who served or are serving as fiduciaries for the plan. The conduct is related to alleged securities law violations related to the previously proposed separation of our electric utility operations from our unregulated businesses, our rate cases filed with the KCC in 2000, the compensation of and benefits provided to our senior management, energy marketing transactions with Cleco Corporation and the first and second quarter 2002 restatements of our consolidated financial statements related to the revised goodwill impairment charge and the mark-to-market charge on our putable/callable notes. On August 26, 2004, the court issued an order granting a joint motion of all parties requesting a stay of the lawsuit until December 7, 2004, pending efforts to settle the lawsuit through mediation. The court also denied without prejudice motions to dismiss the lawsuit filed by us and other defendants. The court stated its intention to set aside the order upon notice by any party that mediation efforts were unsuccessful, in which case the court would address the motions to dismiss the lawsuit. On February 8, 2005, the court held a conference at which the parties notified the court that efforts to settle the lawsuit through mediation had not been successful. The court then issued an order renewing the previously filed motions to dismiss and issued a scheduling order addressing the scope and timing of discovery in the lawsuit. We intend to vigorously defend against this action. We are unable to predict the ultimate impact of this matter on our consolidated financial position, results of operations and cash flows.

Certain present and former members of our board of directors and officers are defendants in a shareholder derivative complaint filed April 18, 2003, “Mark Epstein vs David C. Wittig, Douglas T. Lake, Charles Q. Chandler IV, Frank J. Becker, Gene A. Budig, John C. Nettels, Jr., Roy A. Edwards, John C. Dicus, Carl M. Koupal, Jr., Larry D. Irick and Cleco Corporation, defendants, and Westar Energy, Inc., nominal defendant, Case No. 03-4081-JAR.” Plaintiffs filed an amended shareholder derivative complaint on July 30, 2003. In early April 2005, a special litigation committee of our board of directors approved an agreement in principle to settle this lawsuit for $12.5 million to be paid to us by our insurance carriers. This recovery, less estimated attorney’s fees of $2.5 million, will be used to fund a portion of the $30.0 million settlement of the securities class action lawsuit as described above. The settlement is subject to the execution of definitive documents and approval by the court. Among other things, the lawsuit claims that the defendants (i) breached fiduciary duties owed to us because of the actions and omissions described in the report of the special committee of our board of directors, (ii) caused or permitted our assets to be wasted on perquisites for certain insiders and (iii) caused or permitted our May 6, 2002 proxy statement to be issued with materially false and misleading statements.

On June 13, 2003, we filed a demand for arbitration with the American Arbitration Association asserting claims against David C. Wittig, our former president, chief executive officer and chairman, and Douglas T. Lake, our former executive vice president, chief strategic officer and member of the board, arising out of their previous employment with us. Mr. Wittig and Mr. Lake have filed counterclaims against us in the arbitration alleging substantial damages related to the termination of their employment and the publication of the report of the special committee of our board of directors. We intend to vigorously defend against these claims. The arbitration has been stayed pending the completion of a trial for Mr. Wittig and Mr. Lake on criminal charges in U.S. District Court in the District of Kansas. We are unable to predict the ultimate impact of this matter on our consolidated financial position, results of operations and cash flows.

We and our subsidiaries are involved in various other legal, environmental and regulatory proceedings. We believe that adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

See also Note 11, “Ongoing Investigations – Department of Labor Investigation” and Note 12, “Potential Liabilities to David C. Wittig and Douglas T. Lake” for additional discussion of other legal matters.

11. ONGOING INVESTIGATIONS – Department of Labor Investigation

On February 1, 2005, we received a subpoena from the Department of Labor seeking documents related to our Employees’ 401(k) Savings Plan and our defined pension benefit plan. At this time, we do not know the specific purpose of the investigation, and we are unable to predict the ultimate outcome of the investigation or its impact on us. See Note 10, “Legal Proceedings,” for discussion of a class action lawsuit brought on behalf of participants in our Employee’s 401(k) Savings Plan.

12. POTENTIAL LIABILITIES TO DAVID C. WITTIG AND DOUGLAS T. LAKE

During the three months ended March 31, 2005, we increased the amount of our accrued liability for potential obligations to Mr. Wittig and Mr. Lake by $0.5 million to $58.3 million from $57.8 million at December 31, 2004. The increase in the amount of the liability was for potential benefits due under an executive salary continuation plan and RSUs. In addition, we have accrued $2.7 million for legal fees and expenses incurred by Mr. Wittig and Mr. Lake. As discussed above in Note 10, “Legal Proceedings,” we have filed a demand for arbitration with the American Arbitration Association seeking to avoid payment of compensation and other benefits Mr. Wittig and Mr. Lake claim to be owed to them, including RSUs and other compensation and benefits, as a result of their prior employment with us.

We will likely incur substantial additional expenses for legal fees and expenses incurred by Mr. Wittig and Mr. Lake related to the arbitration proceeding discussed above, the defense of the criminal charges filed by the United States Attorney’s Office in Topeka, Kansas, against Mr. Wittig and Mr. Lake, and the legal proceedings described in Note 10, “Legal Proceedings,” above. We are unable to estimate the amount of the additional legal fees and expenses that will be incurred by Mr. Wittig and Mr. Lake for which we may be ultimately responsible.

13. INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

The following table summarizes the net periodic costs for our pension and post-retirement benefit plans.

	Pension Benefits		Post-retirement Benefits
Three Months Ended March 31,	2005	2004	2005	2004
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$1,630	$1,509	$563	$368
Interest cost	7,174	7,021	1,861	1,868
Expected return on plan assets	(9,056)	(9,644)	(645)	(533)
Amortization of:
Transition obligation, net	—	—	983	983
Prior service costs	691	688	(117)	(117)
Loss, net	1,367	601	530	481

Net periodic cost	$1,806	$175	$3,175	$3,050

14. WCNOC INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

As a co-owner of WCNOC, we are indirectly responsible for 47% of the liabilities and expenses associated with the WCNOC pension and post-retirement plans. We accrue our 47% of the WCNOC cost of pension and post-retirement benefits during the years an employee provides service. The following table summarizes the net periodic costs for our 47% share of the WCNOC pension and post-retirement benefit plans.

	Pension Benefits		Post-retirement Benefits
Three Months Ended March 31,	2005	2004	2005	2004
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$713	$620	$59	$62
Interest cost	943	795	96	87
Expected return on plan assets	(788)	(670)	—	—
Amortization of:
Transition obligation, net	14	14	15	15
Prior service costs	8	7	—	—
Loss, net	339	195	42	36

Net periodic cost	$1,229	$961	$212	$200

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We are the largest electric utility in Kansas. We produce, transmit and sell electricity at retail in Kansas and at wholesale in a multi-state region in the central United States under the regulation of the KCC and FERC.

The following management’s discussion and analysis reflects several significant events that affected our consolidated results of operations over the course of the three months ended March 31, 2005. We experienced an ice storm in our service territory in January 2005 causing us to incur approximately $40.0 million in costs to restore our system. As of March 31, 2005, we have recorded $29.7 million as a regulatory asset related to the associated maintenance costs. Also in January 2005, we redeemed $260.0 million of 9.75% debt due in 2007 and issued $125.0 million of 5.15% Westar Energy first mortgage bonds due in 2017 and $125.0 million of 5.95% Westar Energy first mortgage bonds due in 2035. In March, we recorded a non-cash $12.3 million mark-to-market gain on fuel supply contracts that more than offset higher fuel costs incurred during the three months ended March 31, 2005.

As you read Management’s Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of financial conditions and results of operations are based on our condensed consolidated financial statements, which have been prepared in conformity with GAAP. Note 2 of the Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies,” contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions by management. The policies highlighted in our 2004 Form 10-K have an impact on our reported results that may be material due to the levels of judgment and subjectivity necessary to account for uncertain matters or susceptibility of matters subject to change.

From December 31, 2004 through March 31, 2005, we have not experienced any significant changes in our critical accounting estimates. For additional information, see our 2004 Form 10-K.

OPERATING RESULTS

We evaluate operating results based on basic earnings per share. We have various classifications of sales, defined as follows:

Retail: Sales of energy to residential, commercial and industrial customers.

Other retail: Sales of energy for lighting public streets and highways, net of revenues reserved for rebates.

Tariff-based wholesale: Sales of energy to electric cooperatives, municipalities and other electric utilities, the rate for which is generally based on cost as prescribed by FERC tariffs. Also includes changes in valuations of contracts that have yet to settle.

Market-based wholesale: Sales of energy to other wholesale customers, the rate for which is based on prevailing market rates as allowed by our FERC approved market-based tariff. Also includes changes in valuations of contracts that have yet to settle.

Energy marketing: Includes: (1) market-based energy transactions unrelated to our generation or the needs of our regulated customers; (2) financially settled products and physical transactions sourced outside our control area; and (3) changes in valuations for contracts that have yet to settle that may not be recorded either in cost of fuel or tariff- or market-based wholesale revenues.

Transmission: Reflects transmission revenues received, including those based on a tariff with the Southwest Power Pool (SPP).

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

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004: Below we discuss our operating results for the three months ended March 31, 2005 as compared to the results for the three months ended March 31, 2004. Changes in results of operations are as follows:

	Three Months Ended March 31,
	2005	2004	Change	% Change
	(In Thousands, Except Per Share Amounts)
SALES:
Residential	$93,682	$94,445	$(763)	(0.8)
Commercial	84,960	83,694	1,266	1.5
Industrial	55,767	56,719	(952)	(1.7)
Other retail	188	(39)	227	582.1

Total Retail Sales	234,597	234,819	(222)	(0.1)
Tariff-based wholesale	35,965	32,516	3,449	10.6
Market-based wholesale	41,722	41,178	544	1.3
Energy marketing	(95)	6,487	(6,582)	(101.5)
Transmission (a)	19,559	19,665	(106)	(0.5)
Other	4,754	5,598	(844)	(15.1)

Total Sales	336,502	340,263	(3,761)	(1.1)

OPERATING EXPENSES:
Fuel used for generation	80,053	85,478	(5,425)	(6.3)
Purchased power	11,744	16,284	(4,540)	(27.9)
Operating and maintenance	106,211	98,958	7,253	7.3
Depreciation and amortization	42,305	41,927	378	0.9
Selling, general and administrative	41,261	40,967	294	0.7

Total Operating Expenses	281,574	283,614	(2,040)	(0.7)

INCOME FROM OPERATIONS	54,928	56,649	(1,721)	(3.0)

OTHER INCOME (EXPENSE):
Investment earnings	2,224	3,030	(806)	(26.6)
Loss on extinguishment of debt	—	(154)	154	100.0
Other income	676	677	(1)	(0.1)
Other expense	(4,807)	(4,253)	(554)	(13.0)

Total Other Expense	(1,907)	(700)	(1,207)	(172.4)

Interest expense	29,864	43,425	(13,561)	(31.2)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	23,157	12,524	10,633	84.9
Income tax expense	7,542	3,733	3,809	102.0

INCOME FROM CONTINUING OPERATIONS	15,615	8,791	6,824	77.6
Results of discontinued operations, net of tax	—	6,888	(6,888)	(100.0)

NET INCOME	15,615	15,679	(64)	(0.4)
Preferred dividends	242	242	—	—

EARNINGS AVAILABLE FOR COMMON STOCK	$15,373	$15,437	$(64)	(0.4)

BASIC EARNINGS PER SHARE	$0.18	$0.21	$(0.03)	(14.3)

(a)	Transmission: Includes an SPP network transmission tariff. For the three months ended March 31, 2005 and 2004, our transmission costs were approximately $16.6 million. This amount, less approximately $1.1 million that was retained by the SPP as administration cost, was returned to us as revenues.

The following table reflects changes in electric sales volumes, as measured by thousands of megawatt hours (MWh) of electricity. No sales volumes are shown for energy marketing, transmission or other. Energy marketing activities are unrelated to electricity we generate.

	Three Months Ended March 31,
	2005	2004	Change	% Change
	(Thousands of MWh)
Residential	1,357	1,381	(24)	(1.7)
Commercial	1,524	1,517	7	0.5
Industrial	1,267	1,300	(33)	(2.5)
Other retail	26	26	—	—

Total Retail	4,174	4,224	(50)	(1.2)
Tariff-based wholesale	1,253	1,068	185	17.3
Market-based wholesale	1,024	1,272	(248)	(19.5)

Total	6,451	6,564	(113)	(1.7)

Tariff-based wholesale sales increased due primarily to the increase in MWh of electricity sold. We had more energy available during the three months ended March 31, 2005 than we did during the same period of 2004 because of unplanned outages and reduced operating capability experienced at various times throughout the three months ended March 31, 2004 at Jeffrey Energy Center.

The decrease in energy marketing was due primarily to having a net loss position in 2005 as compared with a net gain position in 2004 in the settlement and the fair value of positions receiving mark-to-market accounting treatment. Partially offsetting the net loss position in 2005 was a $1.3 million gain recorded on the sale of emissions allowances.

Fuel expense decreased due primarily to the recognition of a $12.3 million mark-to-market gain on fuel contracts, primarily associated with the coal supply contract for our Lawrence and Tecumseh Energy Centers. This gain was partially offset by an increase in fuel expense related to actual fuel used for generation, which increased by $6.9 million. We used approximately 1% more fuel, primarily coal, at an approximate 9% higher average cost. Lawrence Energy Center and LaCygne Generating Station experienced planned outages in 2005 and Wolf Creek experienced an unplanned outage that, together, caused us to rely on our other higher-priced generating units. At various times during the three months ended March 31, 2004, Jeffrey Energy Center experienced unplanned outages or reduced operating capability, which caused us to decrease our fuel burned and increase our purchased power. Also contributing to the higher average cost of fuel was an increase in coal transportation costs, which accounted for approximately 30% of the higher average cost.

Purchased power expense decreased due primarily to the decline in volumes purchased during the three months ended March 31, 2005 as compared with the same period of 2004 for the reasons discussed in the above paragraph.

Operating and maintenance expense increased due primarily to an increase in maintenance expenses for planned outages at LaCygne Generating Station and Lawrence Energy Center. The increase in plant maintenance expense was partially offset by a decline in the maintenance expense at Jeffrey Energy Center, which was higher in 2004 due to the unplanned outage work at that plant. The remainder of the increase was caused primarily by increased maintenance of our distribution system, primarily related to higher tree trimming expense, and an increase in taxes other than income tax.

Investment earnings declined due primarily to lower dividend income from our investment in Guardian International, Inc. preferred stock. In the three months ended March 31, 2004, we received a $1.4 million dividend payment on our Guardian Series C and Series E preferred stock. On July 9, 2004, Guardian redeemed its Series C preferred stock held of record by us. In the three months ended March 31, 2005, we received $0.1 million for the first quarter dividend payment on the Guardian Series E preferred stock.

Interest expense decreased during the three months ended March 31, 2005 due to lower debt balances and lower interest rates due to the refinancing activities as discussed in detail in “Liquidity and Capital Resources” in our 2004 Form 10-K.

The increase in income tax expense reflects the increase in income from continuing operations before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We believe we will have sufficient cash to fund future operations, debt maturities and the payment of dividends from a combination of cash on hand, cash flows from operations and available borrowing capacity. Our available sources of funds include cash, Westar Energy’s revolving credit facility, our accounts receivable conduit facility and access to capital markets. At March 31, 2005, we had cash and cash equivalents of $25.8 million and $281.4 million available under Westar Energy’s revolving credit facility. Uncertainties affecting our ability to meet these cash requirements include, among others, factors affecting sales described in “Operating Results” above, economic conditions, regulatory actions, conditions in the capital markets and compliance with environmental regulations.

At March 31, 2005, our total outstanding long-term debt, net of current maturities, was approximately $1.5 billion compared with a balance of approximately $1.6 billion at December 31, 2004. At March 31, 2005, our current maturities of long-term debt were $165.0 million compared with $65.0 million at December 31, 2004, reflecting the classification of $100.0 million of KGE 6.2% first mortgage bonds due January 2006 in our current maturities.

Capital Resources

We had $25.8 million in unrestricted cash and cash equivalents at March 31, 2005. We consider cash equivalents to be highly liquid investments with maturities of three months or less at the time they are purchased.

At March 31, 2005, we also had $9.6 million of restricted cash classified as a current asset and $26.8 million of restricted cash classified as a long-term asset. The following table details our restricted cash at March 31, 2005:

	Restricted Cash Current Portion	Restricted Cash Long-term Portion
	(In Thousands)
Prepaid capacity and transmission agreement	$2,297	$25,391
Cash held in escrow as required by surety bonds and various other deposits	7,307	1,432

Total	$9,604	$26,823

Debt Financings

On May 6, 2005, Westar Energy amended and restated its revolving credit facility dated March 12, 2004 to extend the term and reduce borrowing costs. The amended and restated revolving credit facility matures on May 6, 2010. The facility allows us to borrow up to an aggregate of $350.0 million, including letters of credit up to a maximum aggregate amount of $100.0 million. So long as there is no default or event of default under the revolving credit facility, Westar Energy may elect to increase the aggregate amount of borrowings under this facility to $500 million by increasing the commitment of one or more lenders who have agreed to such increase, or by adding one or more new lenders with the consent of the Administrative Agent and letter of credit issuing bank, which will not be unreasonably withheld. All borrowings under the revolving credit facility are secured by KGE first mortgage bonds.

A default by Westar Energy or any of its significant subsidiaries under other indebtedness totaling more than $25 million is a default under this facility. Westar Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio not greater than 0.65 to 1.0 at all times. Available liquidity under the facility is not impacted by a decline in Westar Energy’s credit ratings. Also, the facility does not contain a material adverse effect clause requiring Westar Energy to represent, prior to each borrowing, that no event resulting in a material adverse effect has occurred.

On January 18, 2005, Westar Energy sold $250.0 million aggregate principal amount of Westar Energy first mortgage bonds, consisting of $125.0 million 5.15% bonds maturing in 2017 and $125.0 million 5.95% bonds maturing in 2035. On February 17, 2005, we used the net proceeds from the offering, together with cash on hand, additional funds raised through the accounts receivable conduit facility and borrowings under Westar Energy’s revolving credit facility, to redeem the remaining $260.0 million aggregate principal amount of Westar Energy 9.75% senior notes due 2007. Together with accrued interest and a premium equal to approximately 12% of the outstanding senior notes, we paid $298.5 million to redeem the Westar Energy 9.75% senior notes due 2007. All borrowings under Westar Energy’s revolving credit facility used for the redemption of the 9.75% senior notes were repaid prior to March 31, 2005.

Cash Flows From Operating Activities

Cash flows from operating activities decreased $4.6 million to $110.2 million for the three months ended March 31, 2005 from $114.8 million for the same period of 2004. During the three months ended March 31, 2005, we used approximately $18.0 million for system restoration costs related to the ice storm that affected our service territory in January 2005 and we received approximately $15.0 million from the sale of accounts receivable.

Cash Flows From (Used In) Investing Activities

In general, cash used for investing purposes relates to the growth of the operations of our electric utility business and the replacement of utility property. The utility business is capital intensive and requires significant ongoing investment in plant. We spent $48.8 million in the three months ended March 31, 2005 and $46.8 million in the same period of 2004 on net additions to utility property, plant and equipment. We received proceeds from the sale of Protection One of $122.2 million in the three months ended March 31, 2004.

Cash Flows From (Used In) Financing Activities

We used $60.2 million of cash for financing activities in the three months ended March 31, 2005 as compared with cash from financing activities of $78.3 million in the same period of 2004. In the three months ended March 31, 2005, we received cash primarily from the issuance of long-term debt, and we used cash primarily to retire long-term debt and pay dividends. In the three months ended March 31, 2004, we received cash primarily for the issuance of common stock and we used cash primarily to retire long-term debt and pay dividends. In the fourth quarter of 2004, we increased our quarterly dividend to $0.23 per share from $0.19 per share. The increase in the dividends paid in the three months ended March 31, 2005 is due primarily to the change in the quarterly dividend rate.

OFF-BALANCE SHEET ARRANGEMENTS

From December 31, 2004 through March 31, 2005, there have been no material changes in our off-balance sheet arrangements. For additional information, see our 2004 Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

From December 31, 2004 through March 31, 2005, there have been no material changes outside the ordinary course of business in our contractual obligations and commercial commitments. For additional information, see our 2004 Form 10-K.

OTHER INFORMATION

Payment of Rebates

On July 21, 2003, we entered into a Stipulation and Agreement (Stipulation) with the KCC staff and other intervenors in the docket considering the Debt Reduction Plan. The KCC issued an order approving the Stipulation on July 25, 2003. The principal terms of the Stipulation included a requirement for us to pay customer rebates of $10.5 million on May 1, 2005 and $10.0 million on January 1, 2006. We will rebate $10.5 million to customers in May 2005 and $10 million in January 2006. The first rebate will appear as credits on customers’ billing statements in May and June of 2005.

Fair Value of Energy Marketing Contracts

At March 31, 2005, we recognized a $12.3 million gain in the market value of fuel contracts, primarily associated with the coal supply contract for our Lawrence and Tecumseh Energy Centers. Based on the terms of this contract, changes in the fair value of this contract are marked to market through earnings in accordance with the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137, 138 and 149 (collectively SFAS No. 133). Given the volatility in the coal market and the length of the contract term, we anticipate that we will continue to experience volatility in the market value of this contract.

The tables below show the fair value of energy marketing and fuel contracts, including the coal contract described in the preceding paragraph, that were outstanding at March 31, 2005, their sources and maturity periods:

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding at the beginning of the period	$6,080
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	(1,633)
Changes in fair value of contracts outstanding at the beginning and end of the period	7,516
Changes in fair value of new contracts entered into during the period	(469)

Fair value of contracts outstanding at the end of the period	$11,494

The sources of the fair values related to these contracts are summarized in the following table:

	Fair Value of Contracts at End of Period
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years
	(In Thousands)
Prices actively quoted (futures)	$264	$264	$—	$—
Prices provided by other external sources (swaps and forwards)	3,622	(2,268)	3,899	1,991
Prices based on the Black Option Pricing model (options and other) (a)	7,608	2,321	2,318	2,969

Total fair value of contracts outstanding	$11,494	$317	$6,217	$4,960

(a) The Black Option Pricing model is a variant of the Black-Scholes Option Pricing model.

New Accounting Pronouncements

Share-Based Payment: In December 2004, the FASB issued SFAS No. 123R that requires companies to recognize as compensation expense the grant-date fair value of stock options and other equity-based compensation issued to employees. We will implement the provisions of the statement effective January 1, 2006.

We currently use RSUs for stock-based awards granted to employees. In addition, we have eliminated our employee stock purchase plan and all outstanding options have vested. Given the characteristics of our stock-based compensation program, we do not expect the adoption of SFAS No. 123R to materially impact our consolidated results of operations.

Accounting for Conditional Asset Retirement Obligations: In March 2005, FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for the year ended December 31, 2005. We are currently evaluating what impact FIN 47 will likely have on our consolidated results of operations.

RISK FACTORS

Like other companies in our industry, our consolidated financial results will be impacted by weather, the economy of our service territory and the performance of our customers. Our common stock price and creditworthiness will be affected by national and international macroeconomic trends, general market conditions and the expectations of the investment community, all of which are largely beyond our control. In addition, the following statements highlight risk factors that may affect our consolidated financial condition and results of operations. These are not intended to be an exhaustive discussion of all such risks, and the statements below must be read together with factors discussed elsewhere in this document and in our other filings with the Securities and Exchange Commission.

Our Revenues Depend Upon Rates Determined by the KCC

The KCC regulates many aspects of our business and operations, including the retail rates that we may charge customers for electric service. Retail rates are set by the KCC using a cost-of-service approach that takes into account historical operating expenses, fixed obligations and recovery of capital investments, including potentially stranded obligations. Using this approach, the KCC sets rates at a level calculated to recover such costs, adjusted to reflect some known and measurable changes, and a permitted return on investment. Other parties to a rate review or the KCC staff may contend that our current or proposed rates are excessive. In July 2003, the KCC approved a stipulation and agreement that required us to file for a review of our rates by May 2, 2005. Accordingly, on May 2, 2005, we filed a request for an increase in rates of $84.1 million. We expect new rates to be effective in January 2006. The rates permitted by the KCC in the rate review will determine our revenues for the succeeding periods and may have a material impact on our consolidated earnings, cash flows and financial position, as well as our ability to maintain our common stock dividend at current levels or to increase our dividend in the future. We are unable to predict the outcome of the rate review.

Some of Our Costs May not be Fully Recovered in Retail Rates

Once established by the KCC, our rates remain fixed until changed in a subsequent rate review, or except to the extent the KCC permits us to modify our tariffs using interim adjustment clauses. We may elect to file a rate review to request a change in our rates or intervening parties may request that the KCC review our rates for possible adjustment, subject to any limitations that may have been ordered by the KCC. Earnings could be reduced to the extent that increases in our operating costs increase more than our revenues during the period between opportunities we have to change our rates, which may occur because of maintenance and repair of plants, fuel and purchased power expenses, employee or labor costs, inflation or other factors.

Equipment Failures and Other External Factors Can Adversely Affect Our Results

The generation and transmission of electricity requires the use of expensive and complicated equipment. While we have a maintenance program in place, generating plants are subject to unplanned outages because of equipment failure. In these events, we must either produce replacement power from more expensive units or purchase power from others at unpredictable and potentially higher cost in order to supply our customers and perform our contractual agreements. This can increase our costs and our profits. In addition, decisions or mistakes by other utilities may adversely affect our ability to use transmission lines to deliver or import power, thus subjecting us to unexpected expenses or to the cost and uncertainty of public policy initiatives. These factors, as well as weather, interest rates, economic conditions, fuel availability and prices, price volatility of fuel and other commodities and transportation availability and costs are largely beyond our control, but may have a material adverse effect on our consolidated earnings, cash flows and financial position. We engage in energy marketing transactions to reduce risk from market fluctuations, enhance system reliability and increase profits. The events mentioned above could reduce our ability to participate in energy marketing opportunities, which could reduce our profits.

We May Have Material Financial Exposure Under the Clean Air Act and Other Environmental Regulations

On January 22, 2004, the EPA notified us that certain projects completed at Jeffrey Energy Center violated pre-construction permitting requirements under the Clean Air Act. This notification was delivered as part of an investigation by the EPA regarding maintenance activities that have been conducted since 1980 at Jeffrey Energy Center. The EPA has informed us that it has referred this matter to the DOJ for it to consider whether to pursue an enforcement action in federal district court. The remedy for a violation could include fines and penalties and an order to install new emission control systems, the associated cost of which could be material.

Our activities are subject to environmental regulation by federal, state, and local governmental authorities. These regulations generally involve the use of water, discharges of effluents into the water, emissions into the air, the handling, storage and use of hazardous substances, and waste handling, remediation and disposal, among others. Congress or the state of Kansas may enact legislation and the EPA or the state of Kansas may propose new regulations or change existing regulations that could require us to reduce emissions. Such action could require us to install costly equipment, increase our operating expense and reduce production from our plants.

The degree to which we will need to reduce emissions and the timing of when such emissions control equipment may be required is uncertain. Both the timing and the nature of required investments depend on specific outcomes that result from interpretation of regulations, new regulations, legislation, and the resolution of the New Source Review described below. Although we expect to recover such costs through our rates, we can provide no assurance that we would be able to fully and timely recover all or any increased costs relating to environmental compliance. If we were unable to recover these associated costs, we could have a material and adverse effect on our consolidated financial condition or results of operations.

Competitive Pressures from Electric Industry Deregulation Could Adversely Affect Our Revenues and Reported Earnings

We currently apply the accounting principles of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” to our regulated business and at March 31, 2005 and December 31, 2004 had recorded $470.1 million and $413.7 million, respectively, of regulatory assets, net of regulatory liabilities. In the event that we determined that we could no longer apply the principles of SFAS No. 71, either as a result of the establishment of retail competition in Kansas or an expectation that permitted rates would not allow us to recover these costs, we would be required to record a charge against income in the amount of the remaining unamortized net regulatory assets.

We Face Financial Risks From Our Ownership Interest in the Wolf Creek Nuclear Facility

Risks of substantial liability arise from the ownership and operation of nuclear facilities, including, among others, potential structural problems at a nuclear facility, the storage, handling and disposal of radioactive materials, limitations on the amounts and types of insurance coverage commercially available, uncertainties with respect to the cost and technological aspects of nuclear decommissioning at the end of their useful lives and costs or measures associated with public safety. In the event of an extended or unscheduled outage at Wolf Creek, we would be required to generate power from more expensive units, purchase power in the open market to replace the power normally produced at Wolf Creek and we would have less power available for sale by us in the wholesale markets. Such purchases would subject us to the risk of increased energy prices and, depending on the length and cost of the outage and the level of market prices, could adversely affect our cash flow. If we were not permitted by the KCC to recover these costs, such events could have an adverse impact on our consolidated financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including market changes, changes in commodity prices, equity instrument investment prices and interest rates. From December 31, 2004 to March 31, 2005, there have been no significant changes in our exposure to market risk. For additional information, see our 2004 Form 10-K, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and our subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2005, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

On September 21, 2004, a grand jury in Travis County, Texas, indicted us on charges that a $25,000 contribution by us in May 2002 to a Texas political action committee violated Texas election laws. We believe the indictment is without any merit, and we intend to vigorously defend against the charges. If convicted, the court could impose a fine of up to $20,000 or, in certain circumstances, in an amount not to exceed twice the amount caused to be lost by the commission of the felony. As a result of the indictment, the federal government could suspend our status as a government contractor. Upon a conviction, the federal government could bar us from acting as a government contractor. We are taking action to ensure that neither of these events occurs, but we do not know whether we will be successful. We are unable to predict the ultimate impact suspension or loss of our status as a government contractor would have on our consolidated financial position, results of operations and cash flows.

Information on other legal proceedings is set forth in Notes 10, 11 and 12 of the Notes to Consolidated Financial Statements, “Legal Proceedings,” “Ongoing Investigations – Department of Labor Investigation” and “Potential Liabilities to David C. Wittig and Douglas T. Lake,” respectively, which are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

4	Forty-Fourth Supplemental Indenture dated May 6, 2005 between Kansas Gas and Electric Company and BNY Midwest Trust Company, as Trustee

10	Amended and Restated Credit Agreement dated as of May 6, 2005 among Westar Energy, Inc., the several banks and other financial institutions or entities from time to time parties to the Agreement, JPMorgan Chase Bank, N.A., as administrative agent, The Bank of New York, as syndication agent, and Citibank, N.A., Union Bank of California, N.A., and Wachovia Bank, National Association, as documentation agents

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended March 31, 2005

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended March 31, 2005

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended March 31, 2005 (furnished and not to be considered filed as part of the Form 10-Q)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAR ENERGY, INC.

Date:	May 10, 2005	By:	/s/ Mark A. Ruelle
Mark A. Ruelle, Executive Vice President and Chief Financial Officer