Form 10-Q
period 2005-06-30
WESTAR ENERGY INC /KS
filed 2005-08-09
CIK 54507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	86,716,825 shares
(Class)	(Outstanding at August 1, 2005)

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

•	capital expenditures,

•	earnings,

•	liquidity and capital resources,

•	litigation,

•	accounting matters,

•	possible corporate restructurings, acquisitions and dispositions,

•	compliance with debt and other restrictive covenants,

•	interest rates and dividends,

•	environmental matters,

•	nuclear operations, and

•	the overall economy of our service area.

What happens in each case could vary materially from what we expect because of such things as:

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	economic and capital market conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather,

•	the outcome of the pending rate review filed with the Kansas Corporation Commission on May 2, 2005, and the Federal Energy Regulatory Commission transmission rate review also filed on May 2, 2005,

•	rates, cost recoveries and other regulatory matters,

•	the impact of changes and downturns in the energy industry and the market for trading wholesale electricity,

•	the outcome of the notice of violation received on January 22, 2004 from the Environmental Protection Agency and other environmental matters,

•	political, legislative, judicial and regulatory developments,

•	the impact of the purported employee class action lawsuits filed against us,

•	the impact of our potential liability to David C. Wittig and Douglas T. Lake for unpaid compensation and benefits and the impact of claims they have made against us related to the termination of their employment and the publication of the report of the special committee of the board of directors,

•	the impact of changes in interest rates,

•	changes in, and the discount rate assumptions used for, pension and other post-retirement and post-employment benefit liability calculations, as well as actual and assumed investment returns on pension plan assets,

•	the impact of changing interest rates and other assumptions regarding our Wolf Creek Generating Station decommissioning trust,

•	regulatory requirements for utility service reliability,

•	homeland security considerations,

•	coal, natural gas, oil and wholesale electricity prices,

•	availability and timely provision of rail transportation for our coal supply, and

•	other circumstances affecting anticipated operations, sales and costs.

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

PART I. Financial Information

ITEM 1. CONDENSED FINANCIAL STATEMENTS

WESTAR ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$400,055	$24,611
Restricted cash	2,341	2,256
Accounts receivable, net	72,914	92,532
Inventories and supplies	118,395	124,563
Energy marketing contracts	18,971	23,155
Tax receivable	116,176	90,845
Deferred tax assets	—	7,218
Prepaid expenses	48,916	29,179
Other	48,852	21,581

Total Current Assets	826,620	415,940

PROPERTY, PLANT AND EQUIPMENT, NET	3,923,712	3,910,987

OTHER ASSETS:
Restricted cash	26,222	27,408
Regulatory assets	525,481	442,944
Nuclear decommissioning trust	93,891	91,095
Energy marketing contracts	21,337	4,904
Other	226,531	192,433

Total Other Assets	893,462	758,784

TOTAL ASSETS	$5,643,794	$5,085,711

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$530,000	$65,000
Short-term debt	38,500	—
Accounts payable	112,850	105,593
Accrued taxes	100,168	97,874
Energy marketing contracts	12,086	20,431
Accrued interest	32,283	30,506
Deferred tax liabilities	2,774	—
Other	158,254	99,170

Total Current Liabilities	986,915	418,574

LONG-TERM LIABILITIES:
Long-term debt, net	1,562,849	1,639,901
Deferred income taxes	973,898	927,087
Unamortized investment tax credits	66,402	68,957
Deferred gain from sale-leaseback	133,067	138,981
Accrued employee benefits	118,706	120,152
Asset retirement obligation	90,585	87,118
Nuclear decommissioning	93,891	91,095
Energy marketing contracts	322	1,547
Other	197,789	182,977

Total Long-Term Liabilities	3,237,509	3,257,815

COMMITMENTS AND CONTINGENCIES (see Notes 7 and 10)

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock, par value $100 per share; authorized 600,000 shares; issued and outstanding 214,363 shares	21,436	21,436
Common stock, par value $5 per share; authorized 150,000,000 shares; issued 86,636,674 shares and 86,029,721 shares, respectively	433,184	430,149
Paid-in capital	918,125	912,932
Unearned compensation	(11,762)	(10,361)
Retained earnings	58,274	55,053
Accumulated other comprehensive income, net	113	113

Total Shareholders’ Equity	1,419,370	1,409,322

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,643,794	$5,085,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,
	2005	2004
SALES	$374,802	$358,430

OPERATING EXPENSES:
Fuel and purchased power	119,610	99,092
Operating and maintenance	108,836	101,532
Depreciation and amortization	42,556	42,258
Selling, general and administrative	41,391	42,063

Total Operating Expenses	312,393	284,945

INCOME FROM OPERATIONS	62,409	73,485

OTHER INCOME (EXPENSE):
Investment earnings	2,296	4,318
Loss on extinguishment of debt	—	(18,685)
Other income	6,407	707
Other expense	(3,200)	(2,640)

Total Other Income (Expense)	5,503	(16,300)

Interest expense	27,739	37,270

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	40,173	19,915
Income tax expense	12,297	5,936

NET INCOME	27,876	13,979
Preferred dividends	242	242

EARNINGS AVAILABLE FOR COMMON STOCK	$27,634	$13,737

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING (see Note 2):	$0.32	$0.16

Average equivalent common shares outstanding	86,827,477	85,833,950

DIVIDENDS DECLARED PER COMMON SHARE	$0.23	$0.19

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
SALES	$711,305	$698,693

OPERATING EXPENSES:

Fuel and purchased power	211,408	200,854
Operating and maintenance	215,048	200,490
Depreciation and amortization	84,860	84,185
Selling, general and administrative	82,652	83,030

Total Operating Expenses	593,968	568,559

INCOME FROM OPERATIONS	117,337	130,134

OTHER INCOME (EXPENSE):
Investment earnings	4,520	7,349
Loss on extinguishment of debt	—	(18,840)
Other income	7,083	1,385
Other expense	(8,008)	(6,893)

Total Other Income (Expense)	3,595	(16,999)

Interest expense	57,602	80,695

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	63,330	32,440
Income tax expense	19,839	9,670

INCOME FROM CONTINUING OPERATIONS	43,491	22,770

Results of discontinued operations, net of tax	—	6,888

NET INCOME	43,491	29,658
Preferred dividends	485	485

EARNINGS AVAILABLE FOR COMMON STOCK	$43,006	$29,173

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING (see Note 2):
Basic earnings available from continuing operations	$0.50	$0.28
Results of discontinued operations, net of tax	—	0.09

Basic earnings available	$0.50	$0.37

Diluted earnings available from continuing operations	$0.49	$0.28
Results of discontinued operations, net of tax	—	0.08

Diluted earnings available	$0.49	$0.36

Average equivalent common shares outstanding	86,699,027	79,721,586

DIVIDENDS DECLARED PER COMMON SHARE	$0.46	$0.38

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended June 30,
	2005	2004
NET INCOME	$27,876	$13,979

OTHER COMPREHENSIVE INCOME, BEFORE TAX:
Unrealized holding gain on marketable securities arising during the period	—	33

Other comprehensive gain	—	33

COMPREHENSIVE INCOME	$27,876	$14,012

	Six Months Ended June 30,
	2005	2004
NET INCOME	$43,491	$29,658

OTHER COMPREHENSIVE INCOME, BEFORE TAX:
Unrealized holding gain on marketable securities arising during the period	—	33

Other comprehensive gain	—	33

COMPREHENSIVE INCOME	$43,491	$29,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$43,491	$29,658
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net of tax	—	(6,888)
Depreciation and amortization	84,860	84,185
Amortization of nuclear fuel	5,421	7,106
Amortization of deferred gain from sale-leaseback	(5,914)	(5,914)
Amortization of prepaid corporate-owned life insurance	7,777	6,795
Non-cash stock compensation	1,719	3,321
Net changes in energy marketing assets and liabilities	(21,819)	7,652
Loss on extinguishment of debt	—	18,840
Accrued liability to certain former officers	1,579	6,090
Net deferred taxes and credits	46,183	6,231
Changes in working capital items, net of acquisitions and dispositions:
Accounts receivable, net	19,618	(7,650)
Inventories and supplies	6,168	5,511
Prepaid expenses and other	(38,093)	(35,068)
Accounts payable	7,087	(4,050)
Accrued taxes	(23,037)	8,902
Other current liabilities	(15,481)	(10,638)
Changes in other, assets	(42,040)	5,511
Changes in other, liabilities	12,650	4,975

Cash flows from continuing operations	90,169	124,569
Cash flows from discontinued operations	—	4,592

Cash flows from operating activities	90,169	129,161

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(106,299)	(93,622)
Investment in corporate-owned life insurance	(19,346)	(19,658)
Proceeds from sale of Protection One, Inc.	—	122,170
Proceeds from investment in corporate-owned life insurance	10,517	—
Proceeds from sale of plant and property	—	7,098
Repayment of officer loans	—	2
Proceeds from other investments	1,108	(208)

Cash flows (used in) from continuing operations	(114,020)	15,782
Cash flows used in discontinued operations	—	(3,412)

Cash flows (used in) from investing activities	(114,020)	12,370

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	38,500	(1,000)
Proceeds from long-term debt	642,807	623,301
Retirements of long-term debt	(290,998)	(800,331)
Funds in trust for debt repayments	—	(239,899)
Repayment of capital leases	(2,475)	(2,475)
Borrowings against cash surrender value of corporate-owned life insurance	55,550	55,593
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(11,382)	(258)
Issuance of common stock, net	4,463	244,113
Cash dividends paid	(37,170)	(25,636)
Reissuance of treasury stock	—	1,927

Cash flows from (used in) financing activities	399,295	(144,665)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	375,444	(3,134)

CASH AND CASH EQUIVALENTS:
Beginning of period	24,611	79,559

End of period	$400,055	$76,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS

We are the largest electric utility in Kansas. Unless the context otherwise indicates, all references in this quarterly report on Form 10-Q to “the company,” “we,” “us,” “our” and similar words are to Westar Energy, Inc. and its consolidated subsidiaries. The term “Westar Energy” refers to Westar Energy, Inc., a Kansas corporation incorporated in 1924, alone and not together with its consolidated subsidiaries. We provide electric generation, transmission and distribution services to approximately 659,000 customers in Kansas. Westar Energy provides these services in central and northeastern Kansas, including the cities of Topeka, Lawrence, Manhattan, Salina and Hutchinson. Kansas Gas and Electric Company (KGE), Westar Energy’s wholly owned subsidiary, provides these services in south-central and southeastern Kansas, including the city of Wichita. Both Westar Energy and KGE conduct business using the name Westar Energy.

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

Use of Management’s Estimates

When we prepare our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, valuation of commodity contracts, depreciation, unbilled revenue, investments, valuation of our energy marketing portfolio, intangible assets, income taxes, pension and other post-retirement and post-employment benefits, our asset retirement obligations including decommissioning of Wolf Creek, environmental issues, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:
Denominator for basic earnings per share – weighted average equivalent shares	86,827,477	85,833,950	86,699,027	79,721,586
Effect of dilutive securities:
Employee stock purchase plan shares	—	559	—	1,014
Employee stock options	1,734	2,103	1,722	2,092
Restricted share units	621,035	791,209	583,717	745,923

Denominator for diluted earnings per share – weighted average shares	87,450,246	86,627,821	87,284,466	80,470,615

Potentially dilutive shares not included in the denominator since they are antidilutive	215,340	217,375	215,340	217,375

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in Thousands, Except Per Share Amounts)
Earnings available for common stock, as reported	$27,634	$13,737	$43,006	$29,173
Add: Effect of stock-based compensation included in earnings available for common stock, as reported, net of related tax effects	8	(6)	5	285
Deduct: Total stock option expense determined under fair value method for all awards, net of related tax effects	3	20	7	199

Earnings available for common stock, pro forma	$27,639	$13,711	$43,004	$29,259

Weighted average shares used for dilution	87,450,246	86,627,821	87,284,466	80,470,615

Earnings per share:
Basic – as reported	$0.32	$0.16	$0.50	$0.37
Basic – pro forma	$0.32	$0.16	$0.50	$0.37

Diluted – as reported	$0.32	$0.16	$0.49	$0.36
Diluted – pro forma	$0.32	$0.16	$0.49	$0.36

New Accounting Pronouncements

Share-Based Payment: In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires companies to recognize as compensation expense the grant-date fair value of stock options and other equity-based compensation issued to employees. We will implement the provisions of the statement effective January 1, 2006.

We currently use RSUs for stock-based awards granted to employees. Some of our outstanding RSU awards include provisions that allow RSUs to vest following an employee’s retirement. For these awards, we currently recognize the expense over the vesting period and record any remaining expense when the employee retires. Upon adoption of SFAS No. 123R, the compensation expense of any new RSU awards with provisions allowing the RSU awards to vest following retirement will be recognized over the period from the grant date to the earlier of either the end of the vesting period or the date the employee becomes eligible for retirement. For employees who are eligible for retirement on the grant date, the compensation expense will be recognized on the grant date. Given the characteristics of our stock-based compensation program, we do not expect the adoption of SFAS No. 123R to materially impact our consolidated results of operations.

Accounting for Conditional Asset Retirement Obligations: In March 2005, FASB issued Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for the year ended December 31, 2005. We are evaluating what impact FIN 47 will have on our consolidated results of operations.

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2005	2004
	(In Thousands)
CASH PAID FOR:
Interest on financing activities, net of amount capitalized	$48,624	$71,762
Income taxes	162	162
NON-CASH FINANCING TRANSACTIONS:
Issuance of common stock for reinvested dividends and RSUs	8,136	8,931
Assets acquired through capital leases	2,859	1,995

Reclassifications

We have reclassified certain prior year amounts to conform with classifications used in the current-year presentation as necessary for a fair presentation of the financial statements.

We have previously presented cash flows associated with discontinued operations as a single line item on the consolidated statements of cash flows. We have reclassified cash flows related to discontinued operations to present separately the operating, investing and financing cash flows from discontinued operations.

3. RATE MATTERS AND REGULATION

Retail Rate Review

In accordance with a Kansas Corporation Commission (KCC) order, we filed an application with the KCC on May 2, 2005 to increase our retail electric rates and to adopt other practices under the KCC’s jurisdiction. We anticipate that any changes in our rates as a result of the rate review will become effective in January 2006. Key components of the filing are as follows:

•	Increasing our retail electric rates by $84.1 million

•	Implementing a fuel and purchased power adjustment clause

•	Sharing of market-based wholesale margins between customers and us

•	Recovering transmission costs through a separate Federal Energy Regulatory Commission (FERC) transmission delivery charge

•	Adopting a tariff to provide more timely recovery of investments and expenditures associated with adding and operating pollution control equipment at our power plants

•	Recovering $47.5 million of deferred maintenance costs associated with restoring utility service to our customers stemming from damage to our lines and equipment in the ice storms that occurred in 2002 and 2005

•	Increasing depreciation expense by approximately $28.7 million

•	Establishing customer service targets and the potential for rebates to customers based on our financial and customer service performance

We can provide no assurance that the KCC will approve our application as filed.

FERC Proceedings

On May 2, 2005, we filed an application with FERC to change our transmission rates. The application proposes a formula transmission rate that provides for annual adjustments to reflect changes in our transmission costs. This is consistent with our proposal filed with the KCC on May 2, 2005 to separately charge retail customers for transmission service. We expect our proposed rates to become effective on December 1, 2005, subject to refund. We will attempt to settle the case, however, if settlement efforts fail, FERC will set the matter for hearing. We can provide no assurance that FERC will approve our application as filed.

On March 23, 2005, FERC instituted a proceeding concerning the reasonableness of our market-based rates in our electrical control area and the electrical control areas of Midwest Energy, Inc. and Aquila, Inc.’s West Plains Energy division. On April 21, 2005, we provided FERC with information it requested to complete its analysis. A FERC decision, expected by late 2005, could affect how we price future wholesale power sales to wholesale customers in our control area and to Midwest Energy and West Plains Energy and wholesale customers in their control areas. We do not expect the outcome of this matter to significantly impact our consolidated results of operations.

Service Reliability Standards

On February 10, 2004, the North American Electric Reliability Council (NERC) issued reliability improvement initiatives stemming from an investigation of the August 14, 2003 blackout in portions of the northeastern United States. In February 2005, NERC approved reliability standards, which went into effect on April 1, 2005. We are in compliance with these standards and did not have to make any significant expenditures to be in compliance.

4. DISCONTINUED OPERATIONS — SALE OF PROTECTION ONE, INC.

On February 17, 2004, we closed the sale of our interest in Protection One, Inc. to subsidiaries of Quadrangle Capital Partners LP and Quadrangle Master Funding Ltd. (together, Quadrangle). At closing, we received proceeds of $122.2 million. Pursuant to the terms of a November 12, 2004 settlement, Quadrangle paid us $32.5 million in cash as additional consideration, and we settled tax sharing-related obligations to Protection One by tendering $27.1 million in Protection One 7 3/8% senior notes, including accrued interest, and paying $45.9 million in cash. Our net cash payment under the settlement agreement was $13.4 million. Results of discontinued operations are presented in the table below.

Six Months Ended June 30, 2004 (a)
(In Thousands, Except Per Share Amounts)
Sales	$22,466
Costs and expenses	19,937

Earnings from discontinued operations before income taxes	2,529
Estimated gain on disposal	4,115
Income tax benefit	(244)

Results of discontinued operations	$6,888

Basic results of discontinued operations per share	$0.09

Diluted results of discontinued operations per share	$0.08

(a) Includes results through February 17, 2004 when Protection One was sold.

5. ACCOUNTS RECEIVABLE SALES PROGRAM

We sell our accounts receivable to WR Receivables Corporation, a wholly owned subsidiary. WR Receivables has an agreement to sell up to $125.0 million of our qualified accounts receivable to a financial institution pursuant to an agreement entered into in 2000. The agreement has been extended annually since 2000 pursuant to mutual agreement of the parties. We renewed the agreement in July 2005 on terms substantially similar to the expiring agreement. The terms of the present agreement continue until July 2006.

The receivables sold by WR Receivables to the financial institution are not reflected in the accounts receivable balance in the accompanying consolidated balance sheets. The amounts sold to the financial institution were $110.0 million at June 30, 2005 and $80.0 million at December 31, 2004. We record this activity on the consolidated statements of cash flows in the “accounts receivable, net” line of cash flows from operating activities.

We service, administer and collect the receivables on behalf of the financial institution. We paid administrative expenses to the financial institution of $0.9 million for the three months ended June 30, 2005 and $0.5 million for the same period of 2004 associated with the sale of these receivables, which represent the loss on the sale. We paid administrative expenses of $1.6 million for the six months ended June 30, 2005 and $0.9 million for the same period of 2004. We include these expenses in other expense on our consolidated statements of income.

We record receivables transferred to WR Receivables at book value, net of allowance for bad debts. This approximates fair value due to the short-term nature of the receivable. We include the transferred accounts receivable in “accounts receivable, net,” on our consolidated balance sheets. The interests that we hold are presented in the table below.

	June 30, 2005	December 31, 2004
	(In Thousands)
Accounts receivable retained by WR Receivables, net	$65,699	$81,842
Accounts receivables reserved for financial institution, net	6,706	10,023

Transferred receivables, net	$72,405	$91,865

6. INCOME TAXES AND TAXES OTHER THAN INCOME TAXES

We recorded income tax expense of approximately $12.3 million for the three months ended June 30, 2005 as compared to $5.9 million for the same period of 2004 and $19.8 million for the six months ended June 30, 2005 as compared to $9.7 million for the same period of 2004.

As of June 30, 2005 and December 31, 2004, we had recorded reserves for uncertain income tax positions of $51.1 million and $49.7 million, respectively. Tax reserves are established for tax deductions or income positions taken in prior income tax returns that we believe were treated properly on the tax returns but may be challenged if such tax returns are audited. The tax returns containing these tax reporting positions are currently under audit or will likely be audited. The timing of the resolution of these audits is uncertain. If the positions taken on the tax returns are ultimately sustained, we will reverse these tax provisions to income. If the positions taken on the tax returns are not ultimately sustained, we may be required to make cash payments for taxes and interest. The reserves are determined based on our best estimate of probable assessments by the Internal Revenue Service or other taxing authorities and are adjusted, from time to time, based on changing facts and circumstances.

As of June 30, 2005 and December 31, 2004, we also had a tax reserve of $6.8 million and $6.6 million, respectively, for probable assessments of taxes other than income taxes. The decrease in the tax reserve resulted from the settlement of certain sales and property tax assessments by various state and local taxing authorities.

7. COMMITMENTS AND CONTINGENCIES

Environmental Matters

Our activities are subject to environmental regulation by federal, state, and local governmental authorities. These regulations generally involve the use of water, discharges of effluents into the water, emissions into the air, the handling, storage and use of hazardous substances, and waste handling, remediation and disposal, among others. Congress or the State of Kansas may enact legislation, and the Environmental Protection Agency (EPA) or the State of Kansas may propose new regulations or change existing regulations that could require us to reduce certain emissions at our plants.

Uncertain legislative and regulatory outcomes result in a wide range of potential expenditures. Currently, we have identified the potential for up to $660.0 million of expenditures for environmental projects over approximately 10 years. In addition to the capital investment, were we to install such equipment, we anticipate that we would incur a significant annual expense to operate and maintain the equipment and the operation of the equipment would reduce net production from our plants.

The degree to which we will need to reduce emissions and the timing of when such emissions control equipment may be required is uncertain. Both the timing and the nature of required investments depend on specific outcomes that result from interpretation of regulations, new regulations, legislation, and the resolution of the EPA New Source Review described below. Although we expect to recover such costs through our rates, we can provide no assurance that we would be able to fully and timely recover all or any increased costs relating to environmental compliance. Failure to recover these associated costs could have a material adverse effect on our consolidated financial condition or results of operations.

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

8. ICE STORM

On January 4 and 5, 2005, substantially all of our service territory experienced a severe ice storm. The storm interrupted electric service in a large portion of our service territory and damaged a significant portion of our electric distribution system. On March 22, 2005, we received an accounting authority order from the KCC that allows us to accumulate and defer for recovery the maintenance costs related to system restoration, as well as accumulate and record a carrying charge on the deferred balance. As of June 30, 2005, we have recorded $29.0 million as a regulatory asset related to these costs. Recovery of these costs is to be considered as part of our rate review as discussed in Note 3, “Rate Matters and Regulation.”

9. DEBT

On June 30, 2005, Westar Energy sold $400.0 million aggregate principal amount of Westar Energy first mortgage bonds, consisting of $150.0 million of 5.875% bonds maturing in 2036 and $250.0 million of 5.100% bonds maturing in 2020. Proceeds from the offering were used on July 27, 2005 to redeem the outstanding $365.0 million aggregate principal amount of Westar Energy’s 7.875% first mortgage bonds due 2007, together with accrued interest and a call premium equal to approximately 6% of the principal outstanding, and for general corporate purposes. The call premium will be recorded as a regulatory asset, which we expect to amortize over the term of the new bonds.

On May 6, 2005, Westar Energy amended its revolving credit facility dated March 12, 2004 to extend the term and reduce borrowing costs. The amended revolving credit facility matures on May 6, 2010. The facility allows us to borrow up to an aggregate amount of $350.0 million, including letters of credit up to a maximum aggregate amount of $100.0 million. So long as there is no default or event of default under the revolving credit facility, Westar Energy may elect, subject to lender participation, to increase the aggregate amount of borrowings under this facility to $500.0 million. All borrowings under the revolving credit facility are secured by KGE first mortgage bonds.

On January 18, 2005, Westar Energy sold $250.0 million aggregate principal amount of Westar Energy first mortgage bonds, consisting of $125.0 million 5.15% bonds maturing in 2017 and $125.0 million 5.95% bonds maturing in 2035. On February 17, 2005, we used the net proceeds from the offering, together with cash on hand, additional funds raised through the accounts receivable sales program and borrowings under Westar Energy’s revolving credit facility, to redeem the remaining $260.0 million aggregate principal amount of Westar Energy 9.75% senior notes due 2007. Together with accrued interest and a premium equal to approximately 12% of the outstanding senior notes, we paid $298.5 million to redeem the Westar Energy 9.75% senior notes due 2007. The call premium is recorded as a regulatory asset and is being amortized over the term of the new bonds.

10. LEGAL PROCEEDINGS

We and certain of our present and former officers and directors are defendants in a consolidated purported class action lawsuit in United States District Court in Topeka, Kansas, “In Re Westar Energy, Inc. Securities Litigation,” Master File No. 5:03-CV-4003 and related cases. Plaintiffs filed a Consolidated Amended Complaint on July 15, 2003. In early April 2005, we reached an agreement in principle with the plaintiffs to settle this lawsuit for $30.0 million. We will pay $1.25 million of the settlement and our insurance carriers will pay $28.75 million of the settlement, which includes the payments by our insurance carriers related to the settlement of the shareholder derivative lawsuit described below, less legal fees for the plaintiffs’ counsel in that matter. The full terms of the proposed settlement are set forth in a Stipulation and Agreement of Compromise, Settlement and Release dated as of May 31, 2005 filed with the court. The proposed settlement is subject to approval by the court. A hearing is scheduled on September 1, 2005 to address approval of the proposed settlement. These financial statements reflect this settlement. The lawsuit is brought on behalf of purchasers of our common stock between March 29, 2000, the date we announced our intention to separate our electric utility operations from our unregulated businesses, and November 8, 2002, the date the KCC issued an order prohibiting the separation. The lawsuit alleges that we violated federal securities laws by making material misrepresentations or omitting material facts concerning the purpose and benefits of the previously proposed separation of our electric utility operations from our unregulated businesses, the compensation of our senior management and the independence and functioning of our board of directors and that as a result we artificially inflated the price of our common stock.

We and certain of our present and former officers and employees are defendants in a consolidated purported class action lawsuit filed in United States District Court in Topeka, Kansas, “In Re Westar Energy ERISA Litigation, Master File No. 03-4032-JAR.” Plaintiffs filed a Consolidated Amended complaint on October 20, 2003. The lawsuit is brought on behalf of participants in, and beneficiaries of, our Employees’ 401(k) Savings Plan between July 1, 1998 and January 1, 2003. The lawsuit alleges violations of the Employee Retirement Income Security Act arising from the conduct of certain present and former officers and employees who served or are serving as fiduciaries for the plan. The conduct is related to alleged securities law violations related to the previously proposed separation of our electric utility operations from our unregulated businesses, our rate cases filed with the KCC in 2000, the compensation of and benefits provided to our senior management, energy marketing transactions with Cleco Corporation and the first and second quarter 2002 restatements of our consolidated financial statements related to the revised goodwill impairment charge and the mark-to-market charge on our putable/callable notes. On August 26, 2004, the court issued an order granting a joint motion of all parties requesting a stay of the lawsuit until December 7, 2004, pending efforts to settle the lawsuit through mediation. The court also denied without prejudice motions to dismiss the lawsuit filed by us and other defendants. The court stated its intention to set aside the order upon notice by any party that mediation efforts were unsuccessful, in which case the court would address the motions to dismiss the lawsuit. On February 8, 2005, the court held a conference at which the parties notified the court that efforts to settle the lawsuit through mediation had not been successful. The court then issued an order renewing the previously filed motions to dismiss and issued a scheduling order addressing the scope and timing of discovery in the lawsuit. We intend to vigorously defend against this action. We are unable to predict the ultimate impact of this matter on our consolidated results of operations.

Certain present and former members of our board of directors and officers are defendants in a shareholder derivative complaint filed April 18, 2003, “Mark Epstein vs David C. Wittig, Douglas T. Lake, Charles Q. Chandler IV, Frank J. Becker, Gene A. Budig, John C. Nettels, Jr., Roy A. Edwards, John C. Dicus, Carl M. Koupal, Jr., Larry D. Irick and Cleco Corporation, defendants, and Westar Energy, Inc., nominal defendant, Case No. 03-4081-JAR.” Plaintiffs filed an amended shareholder derivative complaint on July 30, 2003. In early April 2005, a special litigation committee of our board of directors approved an agreement in principle to settle this lawsuit for $12.5 million to be paid to us by our insurance carriers. This recovery, less estimated attorney’s fees of $2.5 million, will be used to fund a portion of the $30.0 million settlement of the securities class action lawsuit as described above. The full terms of the proposed settlement are set forth in a Stipulation and Agreement of Compromise, Settlement and Release dated May 31, 2005 filed with the court. The proposed settlement is subject to approval by the court. A hearing is scheduled on September 1, 2005 to address approval of the proposed settlement. Among other things, the lawsuit claims that the defendants (i) breached fiduciary duties owed to us because of the actions and omissions described in the report of the special committee of our board of directors, (ii) caused or permitted our assets to be wasted on perquisites for certain insiders and (iii) caused or permitted our May 6, 2002 proxy statement to be issued with materially false and misleading statements.

On June 13, 2003, we filed a demand for arbitration with the American Arbitration Association asserting claims against David C. Wittig, our former president, chief executive officer and chairman, and Douglas T. Lake, our former executive vice president, chief strategic officer and member of the board, arising out of their previous employment with us. Mr. Wittig and Mr. Lake have filed counterclaims against us in the arbitration alleging substantial damages related to the termination of their employment and the publication of the report of the special committee of our board of directors. We intend to vigorously defend against these claims. The arbitration has been stayed pending the completion of a trial for Mr. Wittig and Mr. Lake on criminal charges in U.S. District Court in the District of Kansas. We are unable to predict the ultimate impact of this matter on our consolidated results of operations.

We are involved in various other legal, environmental and regulatory proceedings. We believe that adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect on our consolidated results of operations.

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

FERC Settlement

On May 19, 2005, we and FERC reached a settlement regarding the matters related to the FERC investigation of power trades with Cleco Corporation and its affiliates, power transactions between our system and our marketing operations and power trades in which we or other trading companies acted as intermediaries. The settlement does not require us to make any monetary payments. As part of the settlement, we will follow a three-year plan to ensure compliance with FERC rules. The settlement was neither a finding of wrongdoing by FERC nor an admission of wrongdoing by us.

12. POTENTIAL LIABILITIES TO DAVID C. WITTIG AND DOUGLAS T. LAKE

During the six months ended June 30, 2005, we increased the amount of our accrued liability for potential obligations to Mr. Wittig and Mr. Lake by $1.6 million to $59.4 million from $57.8 million at December 31, 2004. The increase in the amount of the liability was for potential benefits due under an executive salary continuation plan, split-dollar life insurance and for dividend equivalents related to RSUs. In addition, through June 30, 2005, we have accrued $4.3 million for legal fees and expenses incurred by Mr. Wittig and Mr. Lake. As discussed above in Note 10, “Legal Proceedings,” we have filed a demand for arbitration with the American Arbitration Association seeking to avoid payment of compensation and other benefits Mr. Wittig and Mr. Lake claim to be owed to them, including RSUs and other compensation and benefits, as a result of their prior employment with us.

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

13. INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

The following table summarizes the net periodic costs for our pension and post-retirement benefit plans.

	Pension Benefits		Post-retirement Benefits
Three Months Ended June 30,	2005	2004	2005	2004
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$1,630	$1,509	$563	$368
Interest cost	7,174	7,021	1,861	1,868
Expected return on plan assets	(9,056)	(9,644)	(645)	(533)
Amortization of:
Transition obligation, net	—	—	983	983
Prior service costs (benefits)	691	688	(117)	(117)
Loss, net	1,367	601	530	481

Net periodic cost	$1,806	$175	$3,175	$3,050

	Pension Benefits		Post-retirement Benefits
Six Months Ended June 30,	2005	2004	2005	2004
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$3,260	$3,018	$1,126	$736
Interest cost	14,348	14,042	3,722	3,736
Expected return on plan assets	(18,112)	(19,288)	(1,290)	(1,066)
Amortization of:
Transition obligation, net	—	—	1,966	1,966
Prior service costs (benefits)	1,382	1,376	(234)	(234)
Loss, net	2,734	1,202	1,060	962

Net periodic cost	$3,612	$350	$6,350	$6,100

14. WCNOC INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

As a co-owner of WCNOC, KGE is indirectly responsible for 47% of the liabilities and expenses associated with the WCNOC pension and post-retirement plans. KGE accrues its 47% of the WCNOC cost of pension and post-retirement benefits during the years an employee provides service. The following table summarizes the net periodic costs for KGE’s 47% share of the WCNOC pension and post-retirement benefit plans.

	Pension Benefits		Post-retirement Benefits
Three Months Ended June 30,	2005	2004	2005	2004
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$703	$643	$60	$58
Interest cost	931	824	96	88
Expected return on plan assets	(777)	(695)	—	—
Amortization of:
Transition obligation, net	14	14	15	15
Prior service costs	8	8	—	—
Loss, net	335	201	42	35

Net periodic cost	$1,214	$995	$213	$196

	Pension Benefits		Post-retirement Benefits
Six Months Ended June 30,	2005	2004	2005	2004
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$1,416	$1,263	$119	$120
Interest cost	1,874	1,619	192	175
Expected return on plan assets	(1,565)	(1,365)	—	—
Amortization of:
Transition obligation, net	28	28	30	30
Prior service costs	16	15	—	—
Loss, net	674	396	84	71

Net periodic cost	$2,443	$1,956	$425	$396

15. LA CYGNE UNIT NO. 2 LEASE

On June 30, 2005, KGE and the owner of the La Cygne Generating Station (La Cygne) Unit No. 2 amended certain terms of the agreement relating to KGE’s lease of La Cygne Unit No. 2, including an extension of the lease term. The lease was entered into in 1987 with an initial term ending in September 2016. With the June 30, 2005 extension, the term of the lease will expire in September 2029. Upon expiration of the lease term in 2029, KGE has a fixed price option to purchase La Cygne Unit No. 2 for a price that is estimated to be the fair market value of the facility in 2029. KGE can also elect to renew the lease at the expiration of the lease term in 2029. However, any renewal period, when added to the initial lease term, cannot exceed 80% of La Cygne Unit No. 2’s estimated useful life.

On June 30, 2005, KGE caused the owner of La Cygne Unit No. 2 to refinance the debt used by the owner to finance the purchase of the facility. The savings resulting from extending the term of the lease and refinancing the debt will reduce KGE’s annual lease expense by approximately $11.0 million.

The table below shows the estimated commitments for the La Cygne Unit No. 2 lease as reported in our 2004 Form 10-K as of December 31, 2004 and with the effect of the new lease as of June 30, 2005.

La Cygne Unit No. 2 Operating Lease

	As of June 30, 2005	As of December 31, 2004
	(In Thousands)
Future commitments:
2005	$31,316	$38,013
2006	33,535	42,287
2007	23,464	78,268
2008	32,892	12,609
2009	32,964	42,287
Thereafter	388,846	289,154

Total future commitments	$543,017	$502,618

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                 OPERATIONS

INTRODUCTION

We are the largest electric utility in Kansas. We produce, transmit and sell electricity at retail in Kansas and at wholesale in a multi-state region in the central United States under the regulation of the KCC and FERC.

In Management’s Discussion and Analysis, we discuss our general financial condition, significant changes since December 31, 2004, and our operating results for the three and six months ended June 30, 2005 and 2004. As you read Management’s Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

SUMMARY OF SIGNIFICANT ITEMS

Overview

Several significant items have impacted us and our business operations since January 1, 2005.

•	We filed an application with the KCC on May 2, 2005 for an increase in our retail electric rates of $84.1 million. See Note 3 of the Notes to Condensed Consolidated Financial Statements, “Rate Matters and Regulation,” for additional information.

•	We incurred approximately $36.6 million in costs to restore our electric distribution system as a result of a severe ice storm that occurred in January 2005. See Note 8 of the Notes to Condensed Consolidated Financial Statements, “Ice Storm,” for additional information.

•	We refinanced debt as it matured or as market conditions allowed, which reduced our interest expense. See Note 9 of the Notes to Condensed Consolidated Financial Statements, “Debt,” for additional information.

•	We recorded a non-cash $25.3 million mark-to-market gain on fuel supply contracts.

•	We received $5.7 million of income from corporate-owned life insurance.

•	Decreased availability of our generating units caused us to use more expensive fuel types and to purchase more power.

In addition, the following items have the potential to significantly impact our future business operations.

•	Coal delivery issues have caused our coal inventory levels to decline to levels below what our plans call for and may cause us to reduce the amount of electricity generated at our coal-fired stations.

•	Wholesale sales could decline due to the cost and availability of fuel.

•	The cost and availability of fuel may cause us to use higher priced fuel types or to purchase power to meet the needs of our customers.

Gain on Fuel Supply Contracts

For the six months ended June 30, 2005, we recognized a non-cash $25.3 million gain in the market value of fuel contracts, with most of the gain associated with the coal supply contract for our Lawrence and Tecumseh Energy Centers. The gain results primarily from an increase in the price of coal delivered from the Powder River Basin region of Wyoming. Based on the terms of this contract, changes in the fair value of this contract are marked-to-market through earnings in accordance with the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, 138 and 149 (collectively SFAS No. 133). We expect to take delivery of substantially all of the coal that is deliverable under this agreement and, therefore, expect this mark-to-market gain to be temporary, with off-setting mark-to-market losses recognized as we take delivery of coal over the term of this agreement.

Corporate-Owned Life Insurance

Our earnings for the three and six months ended June 30, 2005 reflect income of $5.7 million from proceeds of corporate-owned life insurance. This is included in other income on the consolidated statements of income.

Unit Availability

Our operating results are significantly influenced by the availability of our generating units. If our more economical units are not available, we must rely on more expensive sources of power to meet our load requirements. During the six months ended June 30, 2005, due to various planned and unplanned unit outages, we produced approximately 573,000 fewer megawatt hours (MWh) than during the same period of 2004. The primary outages during the six months ended June 30, 2005 were the scheduled refueling and maintenance outage at Wolf Creek and planned and unplanned outages at La Cygne No. 1. The primary outages during the six months ended June 30, 2004 were the planned and unplanned outages and reduced availability of Jeffrey Energy Center.

Coal Inventory and Delivery

The frequency of coal deliveries from the Powder River Basin region of Wyoming has lengthened due primarily to increased operational problems caused by deteriorated rail track beds of approximately 100 miles in length in Wyoming. The Powder River Basin region of Wyoming is the primary source of the coal used in our coal-fired generating stations. If rail delivery cycle times do not improve, it could have a material adverse effect on our financial condition and results of operations.

We have taken compensating measures based on current delivery cycle times, our assumptions about future delivery cycle times, plant burns and inventory management goals, including, but not limited to, decreasing wholesale sales during off-peak periods, transferring railcars between or among our power plants, revising normal operational dispatch of our generating units and ordering additional rail cars for delivery next year. Through June 30, 2005, these actions have had minimal impact on our business. We cannot predict whether our efforts will be adequate or successful in avoiding more significant coal conservation procedures.

If rail delivery cycle times do not improve and more significant compensating measures are required, it could have a material adverse effect on our financial condition and results of operations.

During June and July 2005, we determined that due to the rail transportation issues we would not be able to take full delivery of coal supplies contracted for our Lawrence and Tecumseh Energy Centers. Accordingly, we sold about a half-million tons of coal to third parties. We may continue to enter into this type of transaction if the current coal delivery situation remains unchanged or worsens and as market conditions allow.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of financial conditions and results of operations are based on our condensed consolidated financial statements, which have been prepared in conformity with GAAP. Note 2 of the Notes to Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies,” contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions by management. The policies highlighted in our 2004 Form 10-K have an impact on our reported results that may be material due to the levels of judgment and subjectivity necessary to account for uncertain matters or susceptibility of matters subject to change.

From December 31, 2004 through June 30, 2005, we have not experienced any significant changes in our critical accounting estimates. For additional information, see our 2004 Form 10-K.

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

Regulated electric utility sales are significantly impacted by, among other factors, rate regulation, customer conservation efforts, wholesale demand, the overall economy of our service area, the weather and competitive forces. Our wholesale sales are impacted by, among other factors, demand, cost of fuel and purchased power, price volatility, available generation capacity and transmission availability.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004: Below we discuss our operating results for the three months ended June 30, 2005 as compared to the results for the three months ended June 30, 2004. Changes in results of operations are as follows:

	Three Months Ended June 30,
	2005	2004	Change	% Change
	(In Thousands, Except Per Share Amounts)
SALES:
Residential	$103,205	$97,965	$5,240	5.3
Commercial	99,865	97,033	2,832	2.9
Industrial	61,321	61,024	297	0.5
Other retail	222	44	178	404.5

Total Retail Sales	264,613	256,066	8,547	3.3
Tariff-based wholesale	45,893	34,616	11,277	32.6
Market-based wholesale	24,369	37,149	(12,780)	(34.4)
Energy marketing	14,870	4,604	10,266	223.0
Transmission (a)	19,523	19,297	226	1.2
Other	5,534	6,698	(1,164)	(17.4)

Total Sales	374,802	358,430	16,372	4.6

OPERATING EXPENSES:
Fuel used for generation	86,357	84,307	2,050	2.4
Purchased power	33,253	14,785	18,468	124.9
Operating and maintenance	108,836	101,532	7,304	7.2
Depreciation and amortization	42,556	42,258	298	0.7
Selling, general and administrative	41,391	42,063	(672)	(1.6)

Total Operating Expenses	312,393	284,945	27,448	9.6

INCOME FROM OPERATIONS	62,409	73,485	(11,076)	(15.1)

OTHER INCOME (EXPENSE):
Investment earnings	2,296	4,318	(2,022)	(46.8)
Loss on extinguishment of debt	—	(18,685)	18,685	100.0
Other income	6,407	707	5,700	806.2
Other expense	(3,200)	(2,640)	(560)	(21.2)

Total Other Income (Expense)	5,503	(16,300)	21,803	133.8

Interest expense	27,739	37,270	(9,531)	(25.6)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	40,173	19,915	20,258	101.7
Income tax expense	12,297	5,936	6,361	107.2

NET INCOME	27,876	13,979	13,897	99.4
Preferred dividends	242	242	—	—

EARNINGS AVAILABLE FOR COMMON STOCK	$27,634	$13,737	$13,897	101.2

BASIC EARNINGS PER SHARE	$0.32	$0.16	$0.16	100.0

(a)    Transmission: Includes an SPP network transmission tariff. For the three months ended June 30, 2005, our SPP network transmission costs were approximately $16.6 million. This amount, less approximately $1.1 million that was retained by the SPP as administration cost, was returned to us as revenues. For the three months ended June 30, 2004, our SPP network transmission costs were approximately $16.7 million with an administration cost of approximately $1.3 million retained by the SPP.

The following table reflects changes in electric sales volumes, as measured by thousands of MWh of electricity. No sales volumes are shown for energy marketing, transmission or other. Energy marketing activities are unrelated to electricity we generate.

	Three Months Ended June 30,
	2005	2004	Change	% Change
	(Thousands of MWh)
Residential	1,446	1,370	76	5.5
Commercial	1,796	1,756	40	2.3
Industrial	1,412	1,397	15	1.1
Other retail	26	26	—	—

Total Retail	4,680	4,549	131	2.9
Tariff-based wholesale	1,310	1,118	192	17.2
Market-based wholesale	604	1,092	(488)	(44.7)

Total	6,594	6,759	(165)	(2.4)

Residential and commercial sales and sales volumes increased due primarily to warmer weather during the three months ended June 30, 2005 as compared to the same period of 2004. When measured by cooling degree days, the weather during the three months ended June 30, 2005 was 18% warmer than the same period last year and 17% above the 20-year average. We measure cooling degree days at weather stations we believe to be generally reflective of conditions in our service territory.

The warmer weather also contributed to the increased tariff-based wholesale sales and sales volumes. Additionally, about $2.2 million, or 20%, of the increase in the tariff-based wholesale sales was due to the Wolf Creek outages. We sold more tariff-based wholesale power to a co-owner of Wolf Creek in accordance with a contract to supply replacement power to the co-owner when Wolf Creek is not available. About $0.7 million, or 6%, of the increase in tariff-based wholesale sales is attributable to the operation of a fuel adjustment provision permitted in our FERC tariff.

Market-based wholesale sales decreased because less energy was available for sale due to the increase in retail and tariff-based wholesale sales and the reduced availability of some of our generating units, primarily Wolf Creek. Wolf Creek generated 46% less electricity in the three months ended June 30, 2005 than in the same period of 2004 due to the scheduled refueling and maintenance outage.

The increase in energy marketing was due primarily to more favorable changes in market valuations and more favorable settlement of energy contracts during the three months ended June 30, 2005 than in the same period of 2004.

Fuel expense increased due primarily to using more expensive sources of generation because of the lower unit availability of our more economical generating units. Cost of fuel used for generation increased $15.1 million, or approximately 18%, even though we used approximately 7% less MMBtus (million British thermal units) of fuel. The increase in fuel expense was partially offset by the recognition of a $13.0 million mark-to-market gain on fuel contracts.

Purchased power expense increased due to the various outages or reduced operating capability at some of our generating units. At times it was more economical to purchase power than to operate our available generating units.

Operating and maintenance expense increased due primarily to an increase in maintenance costs at our generating units and on our distribution system.

During the three months ended June 30, 2004, we recognized a loss of $15.9 million in connection with the redemption of some of our senior unsecured notes and a loss of $2.7 million in connection with the redemption of the Western Resources Capital I 7.875% Cumulative Quarterly Income Preferred Securities, Series A.

Other income increased $5.7 million due to income received from corporate-owned life insurance during the three months ended June 30, 2005.

Interest expense decreased during the three months ended June 30, 2005 due to lower debt balances and lower interest rates due to the refinancing activities as discussed in detail in “Liquidity and Capital Resources” below and in our 2004 Form 10-K.

The increase in income tax expense reflects the increase in income from continuing operations before income taxes.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004: Below we discuss our operating results for the six months ended June 30, 2005 as compared to the results for the six months ended June 30, 2004. Changes in results of operations are as follows:

	Six Months Ended June 30,
	2005	2004	Change	% Change
	(In Thousands, Except Per Share Amounts)
SALES:
Residential	$196,887	$192,410	$4,477	2.3
Commercial	184,825	180,726	4,099	2.3
Industrial	117,089	117,743	(654)	(0.6)
Other retail	410	5	405	8,100.0

Total Retail Sales	499,211	490,884	8,327	1.7
Tariff-based wholesale	81,859	67,133	14,726	21.9
Market-based wholesale	66,091	78,327	(12,236)	(15.6)
Energy marketing	14,775	11,091	3,684	33.2
Transmission (a)	39,082	38,962	120	0.3
Other	10,287	12,296	(2,009)	(16.3)

Total Sales	711,305	698,693	12,612	1.8

OPERATING EXPENSES:
Fuel used for generation	166,411	169,784	(3,373)	(2.0)
Purchased power	44,997	31,070	13,927	44.8
Operating and maintenance	215,048	200,490	14,558	7.3
Depreciation and amortization	84,860	84,185	675	0.8
Selling, general and administrative	82,652	83,030	(378)	(0.5)

Total Operating Expenses	593,968	568,559	25,409	4.5

INCOME FROM OPERATIONS	117,337	130,134	(12,797)	(9.8)

OTHER INCOME (EXPENSE):
Investment earnings	4,520	7,349	(2,829)	(38.5)
Loss on extinguishment of debt	—	(18,840)	18,840	100.0
Other income	7,083	1,385	5,698	411.4
Other expense	(8,008)	(6,893)	(1,115)	(16.2)

Total Other Income (Expense)	3,595	(16,999)	20,594	121.1

Interest expense	57,602	80,695	(23,093)	(28.6)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	63,330	32,440	30,890	95.2
Income tax expense	19,839	9,670	10,169	105.2

INCOME FROM CONTINUING OPERATIONS	43,491	22,770	20,721	91.0
Results of discontinued operations, net of tax	—	6,888	(6,888)	(100.0)

NET INCOME	43,491	29,658	13,833	46.6
Preferred dividends	485	485	—	—

EARNINGS AVAILABLE FOR COMMON STOCK	$43,006	$29,173	$13,833	47.4

BASIC EARNINGS PER SHARE	$0.50	$0.37	$0.13	35.1

(a)    Transmission: Includes an SPP network transmission tariff. For the six months ended June 30, 2005, our SPP network transmission costs were approximately $33.2 million. This amount, less approximately $2.3 million that was retained by the SPP as administration cost, was returned to us as revenues. For the six months ended June 30, 2004, our SPP network transmission costs were approximately $33.4 million with an administration cost of approximately $2.3 million retained by the SPP.

The following table reflects changes in electric sales volumes, as measured by thousands of MWh of electricity. No sales volumes are shown for energy marketing, transmission or other. Energy marketing activities are unrelated to electricity we generate.

	Six Months Ended June 30,
	2005	2004	Change	% Change
	(Thousands of MWh)
Residential	2,803	2,751	52	1.9
Commercial	3,320	3,273	47	1.4
Industrial	2,679	2,698	(19)	(0.7)
Other retail	50	51	(1)	(2.0)

Total Retail	8,852	8,773	79	0.9
Tariff-based wholesale	2,563	2,186	377	17.2
Market-based wholesale	1,629	2,364	(735)	(31.1)

Total	13,044	13,323	(279)	(2.1)

Residential and commercial sales and sales volumes increased due to warmer weather during the six months ended June 30, 2005 as compared with the same period of 2004. When measured by cooling degree days, the weather during the six months ended June 30, 2005 was 16% warmer than the same period last year and 17% above the 20-year average.

The warmer weather also contributed to the increased tariff-based wholesale sales and sales volumes. Additionally, about $2.4 million, or 16%, of the increase in tariff-based wholesale sales was due to the Wolf Creek outage. We sold more tariff-based wholesale power to a co-owner of Wolf Creek in accordance with a contract to supply replacement power to the co-owner when Wolf Creek is not available. We had more energy available from Jeffrey Energy Center, which also contributed to the increased sales. About $0.8 million, or 6%, of the increase in tariff-based wholesale sales is attributable to the operation of a fuel adjustment provision permitted in our FERC tariff.

Market-based wholesale sales decreased because less energy was available for sale due to the increase in retail and tariff-based wholesale sales and the reduced availability of some of our generating units, primarily Wolf Creek. Wolf Creek generated 29% less electricity in the six months ended June 30, 2005 than in the same period of 2004 due to the scheduled refueling and maintenance outage.

The increase in energy marketing was due primarily to more favorable settlement of energy contracts during the six months ended June 30, 2005 than in the same period of 2004.

Fuel expense increased due primarily to using more expensive sources of generation because of the lower unit availability of our more economical generating units. Cost of fuel used for generation increased $22.4 million, or 13%, even though we used approximately 3% less MMBtus of fuel. The increase in fuel expense was partially offset by the recognition of a $25.3 million mark-to-market gain on fuel contracts.

Purchased power expense increased due to the various outages or reduced operating capability at some of our generating units. At times, it was more economical to purchase power than to operate our available generating units.

Operating and maintenance expense increased due primarily to an increase in maintenance costs at our generating units and on our distribution system.

During the six months ended June 30, 2004, we recognized a loss of $16.1 million in connection with the redemption of some of our senior unsecured notes and a loss of $2.7 million in connection with the redemption of the Western Resources Capital I 7.875% Cumulative Quarterly Income Preferred Securities, Series A.

Other income increased $5.7 million due to income received from corporate-owned life insurance during the six months ended June 30, 2005.

Interest expense decreased during the six months ended June 30, 2005 due to lower debt balances and lower interest rates due to the refinancing activities as discussed in detail in “Liquidity and Capital Resources” below and in our 2004 Form 10-K.

The increase in income tax expense reflects the increase in income from continuing operations before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We believe we will have sufficient cash to fund future operations, debt maturities and the payment of dividends from a combination of cash on hand, cash flows from operations and available borrowing capacity. Our available sources of funds include cash, Westar Energy’s revolving credit facility, our accounts receivable sales program and access to capital markets. Uncertainties affecting our ability to meet these cash requirements include, among others, factors affecting sales described in “Operating Results” above, economic conditions, regulatory actions, conditions in the capital markets and compliance with environmental regulations. We may continue to refinance debt when favorable market conditions exist.

Cash and Cash Equivalents

We had $400.1 million in unrestricted cash and cash equivalents at June 30, 2005 due primarily to the June 30, 2005 sale of Westar Energy first mortgage bonds discussed below in “— Debt Financings.” We consider cash equivalents to be highly liquid investments with maturities of three months or less at the time they are purchased. In addition, on July 1, 2005, we received an income tax refund of $48.0 million due to a capital loss carryback from tax year 2004 to tax year 2003.

At June 30, 2005, we also had $2.3 million of restricted cash classified as a current asset and $26.2 million of restricted cash classified as a long-term asset. The following table details our restricted cash at June 30, 2005.

	Restricted Cash Current Portion	Restricted Cash Long-term Portion
	(In Thousands)
Prepaid capacity and transmission agreement	$2,341	$24,790
Cash held in escrow as required by surety bonds	—	1,432

Total	$2,341	$26,222

Debt Financings

On June 30, 2005, Westar Energy sold $400.0 million aggregate principal amount of Westar Energy first mortgage bonds, consisting of $150.0 million of 5.875% bonds maturing in 2036 and $250.0 million of 5.100% bonds maturing in 2020. Proceeds from the offering were used July 27, 2005 to redeem the outstanding $365.0 million aggregate principal amount of Westar Energy’s 7.875% first mortgage bonds due 2007, together with accrued interest and a call premium equal to approximately 6% of the principal outstanding, and for general corporate purposes. The call premium will be recorded as a regulatory asset, which we expect to amortize over the term of the new bonds.

On May 6, 2005, Westar Energy amended its revolving credit facility dated March 12, 2004 to extend the term and reduce borrowing costs. The amended revolving credit facility matures on May 6, 2010. The facility allows us to borrow up to an aggregate amount of $350.0 million, including letters of credit up to a maximum aggregate amount of $100.0 million. So long as there is no default or event of default under the revolving credit facility, Westar Energy may elect, subject to lender participation, to increase the aggregate amount of borrowings under this facility to $500.0 million. All borrowings under the revolving credit facility are secured by KGE first mortgage bonds.

A default by Westar Energy or KGE under other indebtedness totaling more than $25.0 million is a default under this facility. Westar Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio not greater than 65% at all times. Available liquidity under the facility is not impacted by a decline in Westar Energy’s credit ratings. Also, the facility does not contain a material adverse effect clause requiring Westar Energy to represent, prior to each borrowing, that no event resulting in a material adverse effect has occurred.

On January 18, 2005, Westar Energy sold $250.0 million aggregate principal amount of Westar Energy first mortgage bonds, consisting of $125.0 million 5.15% bonds maturing in 2017 and $125.0 million 5.95% bonds maturing in 2035. On February 17, 2005, we used the net proceeds from the offering, together with cash on hand, additional funds raised through the accounts receivable conduit facility and borrowings under Westar Energy’s revolving credit facility, to redeem the remaining $260.0 million aggregate principal amount of Westar Energy 9.75% senior notes due 2007. Together with accrued interest and a premium equal to approximately 12% of the outstanding senior notes, we paid $298.5 million to redeem the Westar Energy 9.75% senior notes due 2007. The call premium is recorded as a regulatory asset and is being amortized over the term of the new bonds.

Cash Flows From Operating Activities

Cash flows from operating activities decreased $39.0 million to $90.2 million for the six months ended June 30, 2005 from $129.2 million for the same period of 2004. During the six months ended June 30, 2005, we used approximately $35.6 million for system restoration costs related to the ice storm that affected our service territory in January 2005, and approximately $14.2 million for the Wolf Creek refueling outage. We also used cash for increases in fuel and purchased power expenses. We received approximately $30.0 million cash from the sale of accounts receivable. Cash paid for interest was $23.2 million lower in the six months ended June 30, 2005 as compared with the same period of 2004.

Cash Flows (Used In) From Investing Activities

In general, cash used for investing purposes relates to the growth of the operations of our electric utility business and the replacement of utility property. The utility business is capital intensive and requires significant ongoing investment in plant. We spent $106.3 million in the six months ended June 30, 2005 and $93.6 million in the same period of 2004 on net additions to utility property, plant and equipment. We received proceeds from our investment in corporate-owned life insurance of $10.5 million in the six months ended June 30, 2005. We received proceeds from the sale of Protection One of $122.2 million in the six months ended June 30, 2004.

Cash Flows From (Used In) Financing Activities

Cash from financing activities was $399.3 million for the six months ended June 30, 2005 compared with a use of $144.7 million of cash for financing activities in the same period of 2004. In the six months ended June 30, 2005, we received cash primarily from the issuance of long-term debt and from drawing $38.5 million under our revolving credit facility. We used cash primarily to retire long-term debt and pay dividends. In the six months ended June 30, 2004, we received cash primarily from issuing long-term debt and common stock. We used cash primarily to fund a trust for debt repayment, retire long-term debt and pay dividends. In the fourth quarter of 2004, we increased our quarterly dividend to $0.23 per share from $0.19 per share. The increase in the dividends paid in the six months ended June 30, 2005 is due primarily to the change in the quarterly dividend rate.

Pension Obligation

Our pension plan expense and liabilities are measured using assumptions, which include discount rates, compensation rates and past and future estimated plan asset returns. Due to a decrease in interest rates and a corresponding decrease in the discount rates used to estimate our pension liabilities, the fair value of our pension plan assets may fall below the accumulated benefit obligation at the next measurement date. The combined effects of these factors could result in the recognition of additional liabilities. We anticipate that at December 31, 2005, we may be required to make additional cash contributions or to incur a charge to equity, unless we are able to obtain authority from the KCC to recognize as a regulatory asset the amount of the potential charge to equity. The amounts will depend on plan asset performance for the year and the discount rate in effect when the plan liabilities are measured. We are unable to determine the financial impact at this time, which may or may not be material.

OFF-BALANCE SHEET ARRANGEMENTS

From December 31, 2004 through June 30, 2005, there have been no material changes in our off-balance sheet arrangements other than the extension of the term of the La Cygne Unit No. 2 lease as discussed in Note 15 of the Notes to Condensed Consolidated Financial Statements, “La Cygne Unit No. 2 Lease.” For additional information, see our 2004 Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Contractual Cash Obligations

There have been material changes in our contractual obligations since December 31, 2004 in our long-term debt and operating leases.

In the six months ended June 30, 2005, long-term debt, net, decreased $77.1 million and current maturities of long-term debt increased $465.0 million due to the various debt refinancing transactions discussed in “Liquidity and Capital Resources — Debt Financings.” In addition to the change in balances, maturity dates have also changed.

On June 30, 2005, KGE and the owner of La Cygne Unit No. 2 amended certain terms of the agreement relating to KGE’s lease of La Cygne Unit No. 2, including an extension of the term of the lease to September 2029. In addition, KGE caused the owner of La Cygne Unit No. 2 to refinance the debt used by the owner to purchase the facility. See Note 15 of the Notes to Condensed Consolidated Financial Statements, “La Cygne Unit No. 2 Lease,” for additional information regarding these transactions.

The following table summarizes the items that changed significantly since December 31, 2004 in our projected future cash payments for our contractual obligations existing at June 30, 2005. For a comparison of amounts reported as of December 31, 2004, see our 2004 Form 10-K.

	Total	July 1, 2005 through December 31, 2005	2006 - 2007	2008 – 2009	Thereafter
	(In Thousands)
Long-term debt	$2,092,849	$430,000	$100,000	$145,078	$1,417,771

Operating leases (a)	647,195	37,678	76,854	80,193	452,470

(a) Includes the La Cygne Unit No. 2 lease, office space, operating facilities, office equipment, operating equipment and other miscellaneous commitments.

Commercial Commitments

From December 31, 2004 through June 30, 2005, our outstanding letters of credit have increased $7.0 million, primarily related to our energy marketing and trading activities. For additional information, see our 2004 Form 10-K.

OTHER INFORMATION

Payment of Rebates

On July 21, 2003, we entered into a Stipulation and Agreement (Stipulation) with the KCC staff and other interveners in the docket considering the Debt Reduction Plan. The KCC issued an order approving the Stipulation on July 25, 2003. The principal terms of the Stipulation included a requirement for us to pay customer rebates of $10.5 million on May 1, 2005 and $10.0 million on January 1, 2006. The first rebate appeared as credits on customers’ billing statements in May and June of 2005.

Fair Value of Energy Marketing Contracts

For the six months ended June 30, 2005, we recognized a non-cash $25.3 million gain in the market value of fuel contracts, primarily associated with the coal supply contract for our Lawrence and Tecumseh Energy Centers. Given the volatility in the coal market and the length of the contract term, we anticipate that we will continue to experience volatility in the market value of this contract.

The tables below show the fair value of energy marketing and fuel contracts, including the coal contract described in the preceding paragraph, that were outstanding at June 30, 2005, their sources and maturity periods:

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding at December 31, 2004	$6,081
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	(2,112)
Changes in fair value of contracts outstanding at the beginning and end of the period	23,766
Changes in fair value of new contracts entered into during the period	165

Fair value of contracts outstanding at June 30, 2005	$27,900

The sources of the fair values related to these contracts are summarized in the following table:

	Fair Value of Contracts at End of Period
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years
	(In Thousands)
Prices actively quoted (futures)	$364	$364	$—	$—
Prices provided by other external sources (swaps and forwards)	14,139	3,316	7,376	3,447
Prices based on the Black Option Pricing model (options and other) (a)	13,397	3,205	5,477	4,715

Total fair value of contracts outstanding	$27,900	$6,885	$12,853	$8,162

(a)	The Black Option Pricing model is a variant of the Black-Scholes Option Pricing model.

New Accounting Pronouncements

Share-Based Payment: In December 2004, FASB issued SFAS No. 123R, which requires companies to recognize as compensation expense the grant-date fair value of stock options and other equity-based compensation issued to employees. We will implement the provisions of the statement effective January 1, 2006.

We currently use RSUs for stock-based awards granted to employees. Some of our outstanding RSU awards include provisions that allow RSUs to vest following an employee’s retirement. For these awards, we currently recognize the expense over the vesting period and record any remaining expense when the employee retires. Upon adoption of SFAS No. 123R, the compensation expense of any new RSU awards with provisions allowing the RSU awards to vest following retirement will be recognized over the period from the grant date to the earlier of either the end of the vesting period or the date the employee becomes eligible for retirement. For employees who are eligible for retirement on the grant date, the compensation expense will be recognized on the grant date. Given the characteristics of our stock-based compensation program, we do not expect the adoption of SFAS No. 123R to materially impact our consolidated results of operations.

Accounting for Conditional Asset Retirement Obligations: In March 2005, FASB issued FIN 47, which clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for the year ended December 31, 2005. We are evaluating what impact FIN 47 will have on our consolidated results of operations.

Employees

We negotiated a three year labor agreement with Local 304 and Local 1523 of the International Brotherhood of Electrical Workers. It was ratified in July 2005 and will be effective for three years, from July 1, 2005 through June 30, 2008.

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

Our Revenues Depend Upon Rates Determined by the KCC

The KCC regulates many aspects of our business and operations, including the retail rates that we charge customers for electric service. Our retail rates are set by the KCC using a cost-of-service approach that takes into account historical operating expenses, fixed obligations and recovery of capital investments, including potentially stranded obligations. Using this approach, the KCC sets rates at a level calculated to recover such costs, adjusted to reflect known and measurable changes, and a permitted return on investment. Other parties to a rate review or the KCC staff may contend that our current or proposed rates are excessive. In July 2003, the KCC approved a stipulation and agreement that required us to file for a review of our rates by May 2, 2005. Accordingly, on May 2, 2005, we filed a request for an increase in rates of $84.1 million. We anticipate that any changes in our rates as a result of the rate review will become effective in January 2006. We expect that the rates permitted by the KCC in the rate review will be a decisive factor in determining our revenues for the succeeding periods and may have a material impact on our consolidated earnings, cash flows and financial position, as well as our ability to maintain our common stock dividend at current levels or to increase our dividend in the future. We are unable to predict the outcome of the rate review.

Some of Our Costs May not be Fully Recovered in Retail Rates

Once established by the KCC, our rates generally remain fixed until changed in a subsequent rate review, except to the extent the KCC permits us to modify our tariffs using interim adjustment clauses. We may elect to file a rate review to request a change in our rates or intervening parties may request that the KCC review our rates for possible adjustment, subject to any limitations that may have been ordered by the KCC. Earnings could be reduced to the extent that our operating costs increase more than our revenues during the period between rate reviews, which may occur because of maintenance and repair of plants, fuel and purchased power expenses, employee or labor costs, inflation or other factors.

Equipment Failures and Other External Factors Can Adversely Affect Our Results

The generation and transmission of electricity requires the use of expensive and complicated equipment. While we have a maintenance program in place, generating plants are subject to unplanned outages because of equipment failure. In these events, we must either produce replacement power from more expensive units or purchase power from others at unpredictable and potentially higher cost in order to supply our customers and perform our contractual agreements. This can increase our costs materially and prevent us from selling excess power at wholesale. The frequency of coal deliveries from the Powder River Basin region of Wyoming, which is the primary source for our coal, has lengthened due primarily to operational problems caused by deteriorated rail track beds of approximately 100 miles in length in Wyoming. If rail delivery cycle times do not improve, we may be required to conserve coal and take other compensating measures, including forgoing market-based wholesale sales and, potentially, serving our customers with more expensive purchased power or by running our gas and oil generating units to a greater extent, that could have a material adverse affect on our financial condition and results of operations. In addition, decisions or mistakes by other utilities may adversely affect our ability to use transmission lines to deliver or import power, thus subjecting us to unexpected expenses or to the cost and uncertainty of public policy initiatives. These factors, as well as weather, interest rates, economic conditions, fuel availability, deliverability and prices, price volatility of fuel and other commodities and transportation availability and costs are largely beyond our control, but may have a material adverse effect on our consolidated earnings, cash flows and financial position. We engage in energy marketing transactions to reduce risk from market fluctuations, enhance system reliability and increase profits. The events mentioned above could reduce our ability to participate in energy marketing opportunities, which could reduce our profits.

We May Have Material Financial Exposure Under the Clean Air Act and Other Environmental Regulations

On January 22, 2004, the EPA notified us that certain projects completed at Jeffrey Energy Center violated pre-construction permitting requirements of the Clean Air Act. This notification was delivered as part of an investigation by the EPA regarding maintenance activities that have been conducted since 1980 at Jeffrey Energy Center. The EPA has informed us that it has referred this matter to the DOJ for it to consider whether to pursue an enforcement action in federal district court. The remedy for a violation could include fines and penalties and an order to install new emission control systems, both at Jeffrey Energy Center and at certain of our other coal-fired power plants, the associated cost of which could be material.

Our activities are subject to environmental regulation by federal, state, and local governmental authorities. These regulations generally involve the use of water, discharges of effluents into the water, emissions into the air, the handling, storage and use of hazardous substances, and waste handling, remediation and disposal, among others. Congress or the State of Kansas may enact legislation and the EPA or the State of Kansas may propose new regulations or change existing regulations that could require us to reduce certain emissions at our plants. Such action could require us to install costly equipment, increase our operating expense and reduce production from our plants.

The degree to which we will need to reduce emissions and the timing of when such emissions control equipment may be required is uncertain. Both the timing and the nature of required investments depend on specific outcomes that result from interpretation of regulations, new regulations, legislation, and the resolution of the EPA investigation described above. Although we expect to recover such costs through our rates, we can provide no assurance that we would be able to fully and timely recover all or any increased costs relating to environmental compliance. Failure to recover these associated costs could have a material adverse effect on our consolidated financial condition or results of operations.

Competitive Pressures from Electric Industry Deregulation Could Adversely Affect Our Revenues and Reported Earnings

We currently apply the accounting principles of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” to our regulated business. At June 30, 2005 and December 31, 2004 we had recorded $497.4 million and $413.7 million, respectively, of regulatory assets, net of regulatory liabilities. In the event that we determined that we could no longer apply the principles of SFAS No. 71, either as a result of the establishment of retail competition in our service territory or an expectation that permitted rates would not allow us to recover these costs, we would be required to record a charge against income in the amount of the remaining unamortized net regulatory assets.

We Face Financial Risks From Our Nuclear Facility

Risks of substantial liability arise from the ownership and operation of nuclear facilities, including, among others, potential structural problems at a nuclear facility, the storage, handling and disposal of radioactive materials, limitations on the amounts and types of insurance coverage commercially available, uncertainties with respect to the cost and technological aspects of nuclear decommissioning at the end of their useful lives and costs or measures associated with public safety. In the event of an extended or unscheduled outage at Wolf Creek, we would be required to generate power from more expensive units, purchase power in the open market to replace the power normally produced at Wolf Creek, and we would have less power available for sale by us in the wholesale markets. Such purchases would subject us to the risk of increased energy prices and, depending on the length and cost of the outage and the level of market prices, could adversely affect our cash flow. If we were not permitted by the KCC to recover these costs, such events could have an adverse impact on our consolidated financial condition.

We May Face Liability In Ongoing Lawsuits and Investigations

We and certain of our former and present directors and officers are defendants in civil litigation alleging violations of the securities laws. In addition, we continue to cooperate in investigations by a federal grand jury, the Securities and Exchange Commission and the DOJ into events that occurred at our company during the years prior to 2003. Our former president, chief executive officer and chairman and our former executive vice president and chief strategic officer have asserted significant claims against us in connection with the termination of their employment and the publication of the report of the special committee of our board of directors. An adverse result in any of these matters could result in damages, fines or penalties in amounts that could be material adverse affect our consolidated results and financial condition. Management believes that it is not currently possible to estimate the potential impact of the ultimate resolution of these matters.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including market changes, changes in commodity prices, equity instrument investment prices and interest rates. From December 31, 2004 to June 30, 2005, no significant changes have occurred in our exposure to market risk. For additional information, see our 2004 Form 10-K, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and our subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2005, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

On September 21, 2004, a grand jury in Travis County, Texas, indicted us on charges that a $25,000 contribution by us in May 2002 to a Texas political action committee violated Texas election laws. We believe the indictment is without any merit, and we intend to vigorously defend against the charges. If convicted, the court could impose a fine of up to $20,000 or, in certain circumstances, in an amount not to exceed twice the amount caused to be lost by the commission of the felony. As a result of the indictment, the federal government could suspend our status as a government contractor. Upon a conviction, the federal government could bar us from acting as a government contractor. We are taking action to ensure that neither of these events occurs, but we do not know whether we will be successful. We are unable to predict the ultimate impact suspension or loss of our status as a government contractor would have on our consolidated results of operations.

Information on other legal proceedings is set forth in Notes 10, 11 and 12 of the Notes to Condensed Consolidated Financial Statements, “Legal Proceedings,” “Ongoing Investigations – Department of Labor Investigation” and “Potential Liabilities to David C. Wittig and Douglas T. Lake,” respectively, which are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We conducted our annual meeting of shareholders on May 17, 2005. At the meeting, the holders of 75,762,539 shares voted either in person or by proxy to elect four Class III directors. Ms. Mollie H. Carter, Mr. Jerry B. Farley, Mr. James S. Haines, Jr., and Mr. Arthur B. Krause were elected Class III directors to serve a term of three years.

	Votes
	For	Withheld
Mollie H. Carter	74,610,904	1,142,202
Jerry B. Farley	74,572,192	1,164,457
James S. Haines, Jr.	74,647,380	1,111,223
Arthur B. Krause	74,581,235	1,157,781
R. Daniel Lykins	35,057	—

The shareholders present or represented at the meeting voted for an amendment to our articles of incorporation that changes the notice period for submitting shareholder proposals and shareholder nominees. The result of the vote taken was as follows:

	Votes
	For	Against	Abstain
Amendment to Articles of Incorporation	70,437,549	4,833,733	491,257

The shareholders present or represented at the meeting voted for the ratification and confirmation of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2005. The result of the vote taken was as follows:

	Votes
	For	Against	Abstain
Deloitte & Touche LLP	75,017,407	436,055	309,077

The shareholders present or represented at the meeting voted against a shareholder proposal regarding a process for shareholders in attendance at the annual meeting to nominate a director, if presented at the meeting. The result of the vote taken was as follows:

	Votes
	For	Against	Abstain
Shareholder proposal	3,373,449	58,634,130	1,007,154

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended June 30, 2005

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended June 30, 2005

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended June 30, 2005 (furnished and not to be considered filed as part of the Form 10-Q)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTAR ENERGY, INC.

Date:	August 9, 2005	By:	/s/ Mark A. Ruelle
Mark A. Ruelle, Executive Vice President and Chief Financial Officer