Form 10-Q
period 2005-09-30
WESTAR ENERGY INC /KS
filed 2005-11-04
CIK 54507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	86,815,325 shares
(Class)	(Outstanding at October 27, 2005)

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

•	capital expenditures,

•	earnings,

•	liquidity and capital resources,

•	litigation,

•	accounting matters,

•	possible corporate restructurings, acquisitions and dispositions,

•	compliance with debt and other restrictive covenants,

•	interest rates and dividends,

•	environmental matters,

•	nuclear operations, and

•	the overall economy of our service area.

What happens in each case could vary materially from what we expect because of such things as:

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	economic and capital market conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather,

•	the outcome of the pending rate review filed with the Kansas Corporation Commission on May 2, 2005, and the Federal Energy Regulatory Commission transmission rate review also filed on May 2, 2005,

•	rates, cost recoveries and other regulatory matters,

•	the impact of changes and downturns in the energy industry and the market for trading wholesale electricity,

•	the outcome of the notice of violation received on January 22, 2004 from the Environmental Protection Agency and other environmental matters,

•	political, legislative, judicial and regulatory developments,

•	the impact of the purported employee class action lawsuits filed against us,

•	the impact of our potential liability to David C. Wittig and Douglas T. Lake for unpaid compensation and benefits and the impact of claims they have made against us related to the termination of their employment and the publication of the report of the special committee of the board of directors,

•	the impact of changes in interest rates,

•	changes in, and the discount rate assumptions used for, pension and other post-retirement and post-employment benefit liability calculations, as well as actual and assumed investment returns on pension plan assets,

•	the impact of changing interest rates and other assumptions regarding our Wolf Creek Generating Station decommissioning trust,

•	regulatory requirements for utility service reliability,

•	homeland security considerations,

•	coal, natural gas, oil and wholesale electricity prices,

•	availability and timely provision of our coal supply, and

•	other circumstances affecting anticipated operations, sales and costs.

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

PART I. Financial Information

ITEM 1. CONDENSED FINANCIAL STATEMENTS

WESTAR ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,285	$24,611
Restricted cash	2,385	2,256
Accounts receivable, net	118,257	92,532
Inventories and supplies	97,119	124,563
Energy marketing contracts	32,283	23,155
Tax receivable	45,021	90,845
Deferred tax assets	—	7,218
Prepaid expenses	37,799	29,179
Other	51,621	21,581

Total Current Assets	400,770	415,940

PROPERTY, PLANT AND EQUIPMENT, NET	3,917,395	3,910,987

OTHER ASSETS:
Restricted cash	25,627	27,408
Regulatory assets	543,721	442,944
Nuclear decommissioning trust	98,326	91,095
Energy marketing contracts	55,050	4,904
Other	189,296	192,433

Total Other Assets	912,020	758,784

TOTAL ASSETS	$5,230,185	$5,085,711

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$100,000	$65,000
Accounts payable	107,975	105,593
Accrued taxes	124,330	97,874
Energy marketing contracts	25,564	20,431
Accrued interest	21,657	30,506
Deferred tax liabilities	23,216	—
Other	131,031	99,170

Total Current Liabilities	533,773	418,574

LONG-TERM LIABILITIES:
Long-term debt, net	1,562,920	1,639,901
Deferred income taxes	968,082	927,087
Unamortized investment tax credits	65,115	68,957
Deferred gain from sale-leaseback	131,887	138,981
Accrued employee benefits	116,813	120,152
Asset retirement obligation	92,319	87,118
Nuclear decommissioning	98,326	91,095
Energy marketing contracts	466	1,547
Other	173,878	182,977

Total Long-Term Liabilities	3,209,806	3,257,815

COMMITMENTS AND CONTINGENCIES (see Notes 7 and 10)

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock, par value $100 per share; authorized 600,000 shares; issued and outstanding 214,363 shares	21,436	21,436
Common stock, par value $5 per share; authorized 150,000,000 shares; issued 86,742,583 shares and 86,029,721 shares, respectively	433,713	430,149
Paid-in capital	919,760	912,932
Unearned compensation	(11,014)	(10,361)
Retained earnings	122,558	55,053
Accumulated other comprehensive income, net	153	113

Total Shareholders’ Equity	1,486,606	1,409,322

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,230,185	$5,085,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,
	2005	2004
SALES	$477,896	$421,489

OPERATING EXPENSES:
Fuel and purchased power	132,030	120,037
Operating and maintenance	107,719	99,970
Depreciation and amortization	42,821	42,464
Selling, general and administrative	42,071	40,638

Total Operating Expenses	324,641	303,109

INCOME FROM OPERATIONS	153,255	118,380

OTHER INCOME (EXPENSE):
Investment earnings	4,732	5,194
Other income	848	681
Other expense	(5,094)	(4,404)

Total Other Income	486	1,471

Interest expense	26,886	31,508

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	126,855	88,343
Income tax expense	42,380	27,974

NET INCOME	84,475	60,369
Preferred dividends	242	242

EARNINGS AVAILABLE FOR COMMON STOCK	$84,233	$60,127

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING (see Note 2):
Basic earnings available	$0.97	$0.70

Diluted earnings available	$0.96	$0.69

Average equivalent common shares outstanding	86,949,726	86,059,210

DIVIDENDS DECLARED PER COMMON SHARE	$0.23	$0.19

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
SALES	$1,189,201	$1,120,181

OPERATING EXPENSES:
Fuel and purchased power	343,437	320,892
Operating and maintenance	322,767	300,460
Depreciation and amortization	127,682	126,649
Selling, general and administrative	124,723	123,668

Total Operating Expenses	918,609	871,669

INCOME FROM OPERATIONS	270,592	248,512

OTHER INCOME (EXPENSE):
Investment earnings	9,252	12,543
Loss on extinguishment of debt	—	(18,840)
Other income	7,931	2,066
Other expense	(13,102)	(11,295)

Total Other Income (Expense)	4,081	(15,526)

Interest expense	84,488	112,203

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	190,185	120,783
Income tax expense	62,218	37,644

INCOME FROM CONTINUING OPERATIONS	127,967	83,139

Results of discontinued operations, net of tax	—	6,888

NET INCOME	127,967	90,027
Preferred dividends	727	727

EARNINGS AVAILABLE FOR COMMON STOCK	$127,240	$89,300

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING (see Note 2):
Basic earnings available from continuing operations	$1.47	$1.01
Results of discontinued operations, net of tax	—	0.08

Basic earnings available	$1.47	$1.09

Diluted earnings available from continuing operations	$1.46	$1.00
Results of discontinued operations, net of tax	—	0.08

Diluted earnings available	$1.46	$1.08

Average equivalent common shares outstanding	86,783,512	81,849,084

DIVIDENDS DECLARED PER COMMON SHARE	$0.69	$0.57

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended September 30,
	2005	2004
NET INCOME	$84,475	$60,369

OTHER COMPREHENSIVE INCOME, BEFORE TAX:
Unrealized holding gain (loss) on marketable securities arising during the period	40	(6)

Other comprehensive gain (loss)	40	(6)

COMPREHENSIVE INCOME	$84,515	$60,363

	Nine Months Ended September 30,
	2005	2004
NET INCOME	$127,967	$90,027

OTHER COMPREHENSIVE INCOME, BEFORE TAX:
Unrealized holding gain on marketable securities arising during the period	40	27

Other comprehensive gain	40	27

COMPREHENSIVE INCOME	$128,007	$90,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$127,967	$90,027
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net of tax	—	(6,888)
Depreciation and amortization	127,682	126,649
Amortization of nuclear fuel	9,368	10,631
Amortization of deferred gain from sale-leaseback	(7,095)	(8,871)
Amortization of prepaid corporate-owned life insurance	12,928	10,143
Non-cash stock compensation	2,522	4,548
Net changes in energy marketing assets and liabilities	(55,222)	7,442
Loss on extinguishment of debt	—	18,840
Accrued liability to certain former officers	2,418	7,184
Net deferred taxes and credits	69,367	8,907
Changes in working capital items, net of acquisitions and dispositions:
Accounts receivable, net	(25,725)	(24,463)
Inventories and supplies	27,444	10,201
Prepaid expenses and other	(40,537)	(37,340)
Accounts payable	2,074	5,966
Accrued taxes	72,280	54,644
Other current liabilities	(47,611)	(1,730)
Changes in other, assets	(15,949)	8,817
Changes in other, liabilities	(15,028)	(7,949)

Cash flows from continuing operations	246,883	276,758
Cash flows from discontinued operations	—	4,606

Cash flows from operating activities	246,883	281,364

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(145,949)	(131,319)
Investment in corporate-owned life insurance	(19,346)	(19,658)
Proceeds from sale of Protection One, Inc.	—	122,170
Proceeds from investment in corporate-owned life insurance	10,794	—
Proceeds from sale of plant and property	—	7,098
Repayment of officer loans	—	2
Proceeds from other investments	8,495	11,139

Cash flows used in continuing operations	(146,006)	(10,568)
Cash flows used in discontinued operations	—	(3,412)

Cash flows used in investing activities	(146,006)	(13,980)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	—	(1,000)
Proceeds from long-term debt	642,807	623,301
Retirements of long-term debt	(741,847)	(1,188,081)
Funds in trust for debt repayments	—	78
Repayment of capital leases	(3,686)	(3,727)
Borrowings against cash surrender value of corporate-owned life insurance	56,532	55,593
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(12,229)	(456)
Issuance of common stock, net	5,079	244,649
Cash dividends paid	(55,859)	(40,899)
Reissuance of treasury stock	—	1,927

Cash flows used in financing activities	(109,203)	(308,615)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,326)	(41,231)

CASH AND CASH EQUIVALENTS:
Beginning of period	24,611	79,559

End of period	$16,285	$38,328

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

Use of Management’s Estimates

When we prepare our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, valuation of commodity contracts, depreciation, unbilled revenue, investments, valuation of our energy marketing portfolio, intangible assets, income taxes, pension and other post-retirement and post-employment benefits, our asset retirement obligations including decommissioning of Wolf Creek, environmental issues, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:
Denominator for basic earnings per share – weighted average equivalent shares	86,949,726	86,059,210	86,783,512	81,849,084
Effect of dilutive securities:
Employee stock purchase plan shares	—	524	—	1,607
Employee stock options	1,901	2,313	1,784	2,167
Restricted share units	600,680	814,803	588,387	771,285

Denominator for diluted earnings per share – weighted average shares	87,552,307	86,876,850	87,373,683	82,624,143

Potentially dilutive shares not included in the denominator since they are antidilutive	214,340	217,375	214,340	217,375

Stock Based Compensation

For purposes of the pro forma disclosures required by the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure,” the estimated fair value of stock options is amortized to expense over the relevant vesting period. Information related to the pro forma impact on our consolidated earnings and earnings per share follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in Thousands, Except Per Share Amounts)
Earnings available for common stock, as reported	$84,233	$60,127	$127,240	$89,300
Add: Effect of stock-based compensation included in earnings available for common stock, as reported, net of related tax effects	—	2	5	286
Deduct: Total stock option expense determined under fair value method for all awards, net of related tax effects	3	18	10	217

Earnings available for common stock, pro forma	$84,230	$60,111	$127,235	$89,369

Weighted average shares used for dilution	87,552,307	86,876,850	87,373,683	82,624,143

Earnings per share:
Basic – as reported	$0.97	$0.70	$1.47	$1.09
Basic – pro forma	$0.97	$0.70	$1.47	$1.09

Diluted – as reported	$0.96	$0.69	$1.46	$1.08
Diluted – pro forma	$0.96	$0.69	$1.46	$1.08

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

We currently have insulating materials at our power plants that contain asbestos. We have determined that the disposal of the asbestos represents a conditional asset retirement obligation that is within the scope of FIN 47. It is likely that we will record an asset retirement obligation pursuant to the requirements of FIN 47. We are currently in the process of determining the fair value of that disposal obligation. The amount of the retirement obligation will be recorded as of 1983, the date when the Occupational Safety and Health Administration published the Emergency Temporary Standard for asbestos. We will also capitalize the retirement obligation as an increase to the power plant’s carrying value. The amount of depreciation and accretion expense accruing since 1983 will be recorded as a regulatory asset.

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2005	2004
	(In Thousands)
CASH PAID FOR:
Interest on financing activities, net of amount capitalized	$82,248	$96,108
Income taxes	212	1,112
NON-CASH FINANCING TRANSACTIONS:
Issuance of common stock for reinvested dividends and RSUs	10,054	10,328
Assets acquired through capital leases	3,204	2,733

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

3. RATE MATTERS AND REGULATION

Retail Rate Review

In accordance with a Kansas Corporation Commission (KCC) order, we filed applications with the KCC on May 2, 2005 to increase our retail electric rates and to adopt other practices under the KCC’s jurisdiction. We anticipate that any changes in our rates as a result of the rate review will become effective in January 2006. Key components of the applications are as follows:

•	Increasing our retail electric rates by $84.1 million annually
•	Implementing a fuel and purchased power adjustment clause
•	Sharing of market-based wholesale margins between customers and us
•	Recovering transmission costs through a separate Federal Energy Regulatory Commission (FERC) transmission delivery charge
•	Adopting a tariff to provide more timely recovery of investments and expenditures associated with adding and operating pollution control equipment at our power plants
•	Recovering $47.5 million of deferred maintenance costs associated with restoring utility service to our customers stemming from damage to our lines and equipment in the ice storms that occurred in 2002 and 2005
•	Increasing depreciation expense by approximately $28.7 million
•	Establishing customer service targets and the potential for rebates to customers based on our financial and customer service performance

On September 9, 2005, the KCC staff and intervenors in our rate case filed testimony with the KCC that proposes adjustments that would significantly decrease our electric rates. The KCC staff’s suggested adjustments would result in a decrease in our rates by approximately $66.2 million. On October 3, 2005, we filed with the KCC additional testimony to update our filing and rebut the KCC staff’s and intervenors’ findings, conclusions and proposed adjustments. The adoption of the KCC staff’s or intervenors’ proposed adjustments to our rates would have a material adverse effect on our financial condition and results of operations. The KCC is not bound by the recommendations of its staff or other intervenors. We anticipate a ruling by the KCC on or before December 28, 2005 but are unable to predict the outcome.

FERC Proceedings

Request for Change in Transmission Rates

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

Market-based Rates

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

Nine Months Ended September 30, 2004 (a)
(In Thousands, Except Per Share Amounts)
Sales	$22,466
Costs and expenses	19,937

Earnings from discontinued operations before income taxes	2,529
Estimated gain on disposal	4,115
Income tax benefit	(244)

Results of discontinued operations	$6,888

Basic and diluted results of discontinued operations per share	$0.08

(a) Includes results through February 17, 2004 when Protection One was sold.

5. ACCOUNTS RECEIVABLE SALES PROGRAM

We sell our accounts receivable to WR Receivables Corporation, a wholly owned subsidiary. WR Receivables has an agreement to sell up to $125.0 million of our qualified accounts receivable to a financial institution pursuant to an agreement entered into in 2000. The agreement has been extended annually since 2000 pursuant to mutual agreement of the parties. We renewed the agreement in July 2005 for one year on terms substantially similar to the expiring agreement.

The receivables sold by WR Receivables to the financial institution are not reflected in the accounts receivable balance in the accompanying consolidated balance sheets. The amounts sold to the financial institution were $105.0 million at September 30, 2005 and $80.0 million at December 31, 2004. We record this activity on the consolidated statements of cash flows in the “accounts receivable, net” line of cash flows from operating activities.

We service, administer and collect the receivables on behalf of the financial institution. We paid administrative expenses to the financial institution of $1.2 million for the three months ended September 30, 2005 and $0.6 million for the same period of 2004 associated with the sale of these receivables, which represent the loss on the sale. We paid administrative expenses of $2.8 million for the nine months ended September 30, 2005 and $1.5 million for the same period of 2004. We include these expenses in other expense on our consolidated statements of income.

We record receivables transferred to WR Receivables at book value, net of allowance for bad debts. This approximates fair value due to the short-term nature of the receivable. We include the transferred accounts receivable in “accounts receivable, net,” on our consolidated balance sheets. The interests that we hold are presented in the table below.

	September 30, 2005	December 31, 2004
	(In Thousands)
Accounts receivable retained by WR Receivables, net	$107,621	$81,842
Accounts receivable reserved for financial institution, net	10,152	10,023

Transferred receivables, net	$117,773	$91,865

6. INCOME TAXES AND TAXES OTHER THAN INCOME TAXES

We recorded income tax expense of approximately $42.4 million for the three months ended September 30, 2005 as compared to $28.0 million for the same period of 2004, and $62.2 million for the nine months ended September 30, 2005 as compared to $37.6 million for the same period of 2004.

As of September 30, 2005 and December 31, 2004, we had recorded reserves for uncertain income tax positions of $52.0 million and $49.7 million, respectively. The tax positions may involve income, deductions or credits reported in prior year income tax returns that we believe were treated properly on such tax returns. The tax returns containing these tax reporting positions are currently under audit or will likely be audited by the Internal Revenue Service or other taxing authorities. The timing of the resolution of these audits is uncertain. If the positions taken on the tax returns are ultimately upheld or not challenged within the time available for such challenges, we will reverse these tax provisions to income. If the positions taken on the tax returns are determined to be inappropriate, we may be required to make cash payments for taxes and interest. The reserves are determined based on our best estimate of probable assessments by the applicable taxing authorities and are adjusted, from time to time, based on changing facts and circumstances.

As of September 30, 2005 and December 31, 2004, we also had a reserve of $6.6 million for probable assessments of taxes other than income taxes.

7. COMMITMENTS AND CONTINGENCIES

Environmental Matters

Our activities are subject to environmental regulation by federal, state, and local governmental authorities. These regulations generally involve the use of water, discharges of effluents into the water, emissions into the air, the handling, storage and use of hazardous substances, and waste handling, remediation and disposal, among others. Congress or the State of Kansas may enact legislation, and the Environmental Protection Agency (EPA) or the State of Kansas may propose new regulations or change existing regulations, that could require us to reduce certain emissions at our plants.

Uncertain legislative and regulatory outcomes result in a wide range of potential expenditures. On August 9, 2005, Kansas City Power & Light Company (KCPL), the operator of our jointly owned La Cygne Generating Station (La Cygne), announced that it will begin preparations for the installation of environmental upgrades at La Cygne Unit No. 1. As work on these upgrades progresses, we will incur costs beginning in 2005 and continuing through the completion of installation in 2009. We anticipate that our share of these costs will be approximately $105.0 million. Additionally, we have identified the potential for up to $555.0 million of expenditures for other environmental projects over approximately 10 years. In addition to the capital investment, were we to install such equipment, we anticipate that we would incur a significant annual expense to operate and maintain the equipment and the operation of the equipment would reduce net production from our plants.

The degree to which we will need to reduce emissions and the timing of when such emissions control equipment may be required is uncertain. Both the timing and the nature of required investments depend on specific outcomes that result from interpretation of regulations, new regulations, legislation, and the resolution of the EPA New Source Review described below. Although we expect to recover such costs through our utility rates, we can provide no assurance that we would be able to fully and timely recover all or any increased costs relating to environmental compliance. Failure to recover these associated costs could have a material adverse effect on our consolidated financial condition or results of operations.

EPA New Source Review

Under Section 114(a) of the Clean Air Act (Section 114), the EPA is conducting investigations nationwide to determine whether modifications at coal-fired power plants are subject to New Source Review requirements or New Source Performance Standards. These investigations focus on whether projects at coal-fired plants were routine maintenance or whether the projects were substantial modifications that could have reasonably been expected to result in a significant net increase in emissions. The Clean Air Act requires companies to obtain permits and, if necessary, install control equipment to remove emissions when making a major modification or a change in operation if either is expected to cause a significant net increase in emissions.

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

Nuclear Decommissioning

Nuclear decommissioning is a nuclear industry term for the permanent shutdown of a nuclear power plant in accordance with Nuclear Regulatory Commission (NRC) requirements. The NRC requires companies with nuclear power plants to prepare formal financial plans to fund nuclear decommissioning. We file a nuclear decommissioning and dismantlement study with the KCC every three years.

We filed an updated nuclear decommissioning and dismantlement cost estimate study with the KCC on September 1, 2005. Costs outlined by this study were developed to decommission Wolf Creek following a shutdown. The analyses relied upon the site-specific, technical information, updated to reflect current plant conditions and operating assumptions. Based on this study, our share of Wolf Creek’s decommissioning costs, under the immediate dismantlement method, is estimated to be approximately $243.3 million in 2005 dollars. These costs include decontamination, dismantling and site restoration and are not inflated, escalated, or discounted over the period of expenditure. We anticipate a KCC order on the September 2005 decommissioning study in the second quarter of 2006. The actual decommissioning costs may vary from the estimates because of changes in technology and changes in costs for labor, materials and equipment.

8. ICE STORM

On January 4 and 5, 2005, substantially all of our service territory experienced a severe ice storm. The storm interrupted electric service in a large portion of our service territory and damaged a significant portion of our electric distribution system. On March 22, 2005, we received an accounting authority order from the KCC that allows us to accumulate and defer for recovery the maintenance costs related to system restoration, as well as accumulate and record a carrying charge on the deferred balance. As of September 30, 2005, we have recorded $30.2 million as a regulatory asset related to these costs. Recovery of these costs is being considered as part of our rate review as discussed in Note 3, “Rate Matters and Regulation.”

9. DEBT

The table below shows our long-term debt outstanding at September 30, 2005 and December 31, 2004.

	September 30, 2005	December 31, 2004
	(In Thousands)
Westar Energy
First mortgage bond series:
7.875% due 2007	$—	$365,000
6.000% due 2014	250,000	250,000
5.150% due 2017	125,000	—
5.100% due 2020	250,000	—
5.950% due 2035	125,000	—
5.875% due 2036	150,000	—

	900,000	615,000

Pollution control bond series:
Variable due 2032, 2.880% at September 30, 2005	45,000	45,000
Variable due 2032, 2.250% at September 30, 2005	30,500	30,500
5.000 % due 2033	58,340	58,340

	133,840	133,840

9.750% unsecured senior notes due 2007	—	260,000
7.125% unsecured senior notes due 2009	145,078	145,078

	145,078	405,078

KGE
First mortgage bond series:
6.500% due 2005	—	65,000
6.200% due 2006	100,000	100,000

	100,000	165,000

Pollution control bond series:
5.100% due 2023	13,488	13,488
Variable due 2027, 2.700% at September 30, 2005	21,940	21,940
5.300% due 2031	108,600	108,600
5.300% due 2031	18,900	18,900
2.650% due 2031 and putable 2006	100,000	100,000
Variable due 2031, 2.650% at September 30, 2005	100,000	100,000
Variable due 2032, 2.650% at September 30, 2005	14,500	14,500
Variable due 2032, 2.650% at September 30, 2005	10,000	10,000

	387,428	387,428

Unamortized debt discount (a)	(3,426)	(1,445)
Long-term debt due within one year	(100,000)	(65,000)

Long-term debt, net	$1,562,920	$1,639,901

(a) We amortize debt discount over the term of the respective issue.

On August 1, 2005, KGE repaid the outstanding $65.0 million aggregate principal amount of KGE 6.5% first mortgage bonds.

On June 30, 2005, Westar Energy sold $400.0 million aggregate principal amount of Westar Energy first mortgage bonds, consisting of $150.0 million of 5.875% bonds maturing in 2036 and $250.0 million of 5.100% bonds maturing in 2020. On July 27, 2005, proceeds from the offering were used to redeem the outstanding $365.0 million aggregate principal amount of Westar Energy’s 7.875% first mortgage bonds due 2007, together with accrued interest and a call premium equal to approximately 6% of the principal outstanding, and for general corporate purposes. The call premium is recorded as a regulatory asset and is being amortized over the term of the new bonds.

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

10. LEGAL PROCEEDINGS

We and certain of our present and former officers and directors are defendants in a consolidated purported class action lawsuit in United States District Court in Topeka, Kansas, “In Re Westar Energy, Inc. Securities Litigation,” Master File No. 5:03-CV-4003 and related cases. In early April 2005, we reached an agreement in principle with the plaintiffs to settle this lawsuit for $30.0 million. The full terms of the proposed settlement are set forth in a Stipulation and Agreement of Compromise, Settlement and Release dated as of May 31, 2005 filed with the court. On September 1, 2005, the court approved the proposed settlement and directed the parties to consummate the settlement in accordance with the stipulation. Pursuant to the stipulation, we paid $1.25 million and our insurance carriers paid $28.75 million into a settlement fund that will be disbursed, after payment of $9.0 million of legal fees for plaintiffs’ counsel plus expenses, to shareholders as provided in the stipulation. The amounts paid by our insurance carriers in this settlement include the payments related to the settlement of the shareholder derivative lawsuit described below. The effectiveness of the settlement is conditioned upon the entry of a final judgment approving the settlement of the shareholder derivative lawsuit described in the following paragraph. The status of the settlement of the shareholder derivative lawsuit is described in the following paragraph.

Certain present and former members of our board of directors and officers are defendants in a shareholder derivative complaint filed April 18, 2003, “Mark Epstein vs David C. Wittig, Douglas T. Lake, Charles Q. Chandler IV, Frank J. Becker, Gene A. Budig, John C. Nettels, Jr., Roy A. Edwards, John C. Dicus, Carl M. Koupal, Jr., Larry D. Irick and Cleco Corporation, defendants, and Westar Energy, Inc., nominal defendant, Case No. 03-4081-JAR.” In early April 2005, a special litigation committee of our board of directors approved an agreement in principle to settle this lawsuit for $12.5 million to be paid to us by our insurance carriers. The full terms of the proposed settlement are set forth in a Stipulation and Agreement of Compromise, Settlement and Release dated May 31, 2005 filed with the court. On September 1, 2005, the court approved the proposed settlement and directed the parties to consummate the settlement in accordance with the stipulation. Pursuant to the stipulation, the recovery from our insurance carriers, less attorney’s fees of $2.5 million, was paid into the settlement fund for the settlement of the securities class action lawsuit as described above. On September 16, 2005, one shareholder filed a motion asking the court to reconsider its order approving the settlement. The parties have briefed this motion and it is now pending before the court.

We and certain of our present and former officers and employees are defendants in a consolidated purported class action lawsuit filed in United States District Court in Topeka, Kansas, “In Re Westar Energy ERISA Litigation, Master File No. 03-4032-JAR.” The lawsuit is brought on behalf of participants in, and beneficiaries of, our Employees’ 401(k) Savings Plan between July 1, 1998 and January 1, 2003. The lawsuit alleges violations of the Employee Retirement Income Security Act arising from the conduct of certain present and former officers and employees who served or are serving as fiduciaries for the plan. The conduct is related to alleged securities law violations related to the previously proposed separation of our electric utility operations from our unregulated businesses, our rate cases filed with the KCC in 2000, the compensation of and benefits provided to our senior management, energy marketing transactions with Cleco Corporation and the first and second quarter 2002 restatements of our consolidated financial statements related to the revised goodwill impairment charge and the mark-to-market charge on our putable/callable notes. On September 29, 2005, the court largely denied motions to dismiss previously filed by the defendants. The parties have notified the court of efforts to settle the lawsuit through mediation. We intend to vigorously defend against this action. We are unable to predict the ultimate impact of this matter on our consolidated results of operations.

On June 13, 2003, we filed a demand for arbitration with the American Arbitration Association asserting claims against David C. Wittig, our former president, chief executive officer and chairman, and Douglas T. Lake, our former executive vice president, chief strategic officer and member of the board, arising out of their previous employment with us. Mr. Wittig and Mr. Lake have filed counterclaims against us in the arbitration alleging substantial damages related to the termination of their employment and the publication of the report of the special committee of our board of directors. We intend to vigorously defend against these claims. The arbitration was stayed pending the completion of a trial of Mr. Wittig and Mr. Lake on criminal charges in U.S. District Court in the District of Kansas. On September 12, 2005, the jury convicted Mr. Wittig and Mr. Lake on the charges relevant to each of them. Sentencing is currently scheduled for January 9, 2006. We are unable to predict the ultimate impact of this matter on our consolidated results of operations.

We are involved in various other legal, environmental and regulatory proceedings. We believe that adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect on our consolidated results of operations.

See also Note 11, “Ongoing Investigations” and Note 12, “Potential Liabilities to David C. Wittig and Douglas T. Lake” for additional discussion of other legal matters.

11. ONGOING INVESTIGATIONS

Department of Labor Investigation

On February 1, 2005, we received a subpoena from the Department of Labor seeking documents related to our Employees’       401(k) Savings Plan and our defined pension benefit plan. We have provided information to the Department of Labor pursuant to the subpoena and subsequent inquiries. At this time, we do not know the specific purpose of the investigation, and we are unable to predict the ultimate outcome of the investigation or its impact on us. See Note 10, “Legal Proceedings,” for discussion of a class action lawsuit brought on behalf of participants in our Employees’ 401(k) Savings Plan.

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

12. POTENTIAL LIABILITIES TO DAVID C. WITTIG AND DOUGLAS T. LAKE

During the nine months ended September 30, 2005, we increased the amount of our accrued liability for potential obligations to Mr. Wittig and Mr. Lake by $2.6 million to $60.4 million from $57.8 million at December 31, 2004. The increase in the amount of the liability was for potential benefits due under an executive salary continuation plan, split-dollar life insurance and for dividend equivalents related to RSUs. As discussed above in Note 10, “Legal Proceedings,” we have filed a demand for arbitration with the American Arbitration Association seeking to avoid payment of compensation and other benefits Mr. Wittig and Mr. Lake claim to be owed to them, including RSUs and other compensation and benefits, as a result of their prior employment with us.

In addition, through September 30, 2005, we have accrued $6.9 million for legal fees and expenses incurred by Mr. Wittig and Mr. Lake in the defense of the criminal charges filed by the United States Attorney’s Office in Topeka, Kansas. On September 12, 2005, the jury convicted Mr. Wittig and Mr. Lake on the charges relevant to each of them. We will likely incur substantial additional expenses for legal fees and expenses incurred by Mr. Wittig and Mr. Lake related to the possible appeal of these convictions, the arbitration proceeding discussed above, and in the case of Mr. Wittig, the ERISA class action lawsuit described in Note 10, “Legal Proceedings,” above. We have filed lawsuits against Mr. Wittig and Mr. Lake claiming that the legal fees and expenses they have incurred, which we have advanced or for which they seek advancement in the defense of the criminal charges, are unreasonable and excessive. We have asked the court to determine the amount of the legal fees and expenses that were reasonably incurred and which we have an obligation to advance. We are unable to estimate the amount of the legal fees and expenses incurred or that will be incurred by Mr. Wittig and Mr. Lake for which we may be ultimately responsible.

The jury in the trial of Mr. Wittig and Mr. Lake also determined that Mr. Wittig and Mr. Lake should forfeit to the United States certain property that it determined was derived from their criminal conduct. The court subsequently entered a preliminary order of forfeiture with respect to the property forfeited by Mr. Lake. The forfeited property consists substantially of compensation and benefits that we are seeking to avoid payment of in the arbitration proceeding referenced above. We believe that we have exclusive or superior rights in the forfeited property. We have filed a petition with the court asserting these rights with respect to the property forfeited by Mr. Lake and we expect to file a similar petition with respect to the property forfeited by Mr. Wittig at the appropriate time. We are unable to predict whether the court will decide that the rights we have asserted are exclusive or superior to the rights of the United States or other persons who may assert rights in the forfeited property.

13. INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

The following table summarizes the net periodic costs for our pension and post-retirement benefit plans.

	Pension Benefits		Post-retirement Benefits
Three Months Ended September 30,	2005	2004	2005	2004
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$1,566	$1,565	$99	$378
Interest cost	6,355	7,197	1,623	1,345
Expected return on plan assets	(7,858)	(9,633)	(645)	(518)
Amortization of:
Transition obligation, net	—	—	1,014	981
Prior service costs (benefits)	602	695	(119)	(116)
Loss, net	1,169	692	406	(84)

Net periodic cost	$1,834	$516	$2,378	$1,986

	Pension Benefits		Post-retirement Benefits
Nine Months Ended September 30,	2005	2004	2005	2004
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$4,826	$4,583	$1,225	$1,114
Interest cost	20,703	21,239	5,345	5,081
Expected return on plan assets	(25,970)	(28,921)	(1,935)	(1,584)
Amortization of:
Transition obligation, net	—	—	2,980	2,947
Prior service costs (benefits)	1,984	2,071	(353)	(350)
Loss, net	3,903	1,894	1,466	878

Net periodic cost	$5,446	$866	$8,728	$8,086

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

	Pension Benefits		Post-retirement Benefits
Three Months Ended September 30,	2005	2004	2005	2004
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$705	$643	$60	$59
Interest cost	932	824	96	89
Expected return on plan assets	(779)	(695)	—	—
Amortization of:
Transition obligation, net	14	14	15	15
Prior service costs	8	8	—	—
Loss, net	336	201	42	35

Net periodic cost	$1,216	$995	$213	$198

	Pension Benefits		Post-retirement Benefits
Nine Months Ended September 30,	2005	2004	2005	2004
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$2,121	$1,906	$179	$179
Interest cost	2,806	2,443	288	264
Expected return on plan assets	(2,344)	(2,060)	—	—
Amortization of:
Transition obligation, net	42	42	45	45
Prior service costs	24	23	—	—
Loss, net	1,010	597	126	106

Net periodic cost	$3,659	$2,951	$638	$594

15. LA CYGNE UNIT NO. 2 LEASE

On June 30, 2005, KGE and the owner of the La Cygne Unit No. 2 amended certain terms of the agreement relating to KGE’s lease of La Cygne Unit No. 2, including an extension of the lease term. The lease was entered into in 1987 with an initial term ending in September 2016. With the June 30, 2005 extension, the term of the lease will expire in September 2029. Upon expiration of the lease term in 2029, KGE has a fixed price option to purchase La Cygne Unit No. 2 for a price that is estimated to be the fair market value of the facility in 2029. KGE can also elect to renew the lease at the expiration of the lease term in 2029. However, any renewal period, when added to the initial lease term, cannot exceed 80% of La Cygne Unit No. 2’s estimated useful life.

On June 30, 2005, KGE caused the owner of La Cygne Unit No. 2 to refinance the debt used by the owner to finance the purchase of the facility. At June 30, 2005, KGE had an unamortized gain, net of transaction costs, of $168.0 million as a result of the original transaction. This balance will be amortized over the term of the extended lease period. The savings resulting from extending the term of the lease and refinancing the debt will reduce KGE’s annual lease expense by approximately $11.0 million. These savings will be reflected in future utility rates.

The table below shows the estimated commitments for the La Cygne Unit No. 2 lease as reported in our 2004 Form 10-K as of December 31, 2004 and with the effect of the new lease as of September 30, 2005.

La Cygne Unit No. 2 Lease Commitments

	As of September 30, 2005	As of December 31, 2004
	(In Thousands)
Future commitments:
2005	$—	$38,013
2006	33,535	42,287
2007	23,464	78,268
2008	32,892	12,609
2009	32,964	42,287
Thereafter	388,846	289,154

Total future commitments	$511,701	$502,618

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We are the largest electric utility in Kansas. We produce, transmit and sell electricity at retail in Kansas and at wholesale in a multi-state region in the central United States under the regulation of the KCC and FERC.

In Management’s Discussion and Analysis, we discuss our general financial condition, significant changes since December 31, 2004, and our operating results for the three and nine months ended September 30, 2005 and 2004. As you read Management’s Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

SUMMARY OF SIGNIFICANT ITEMS

Overview

Several significant items have impacted us and our business operations since January 1, 2005.

•	We filed applications with the KCC on May 2, 2005 for an increase in our retail electric rates of $84.1 million annually. See Note 3 of the Notes to Condensed Consolidated Financial Statements, “Rate Matters and Regulation,” for additional information.

•	We incurred $38.0 million in costs to restore our electric distribution system as a result of a severe ice storm that occurred in January 2005. See Note 8 of the Notes to Condensed Consolidated Financial Statements, “Ice Storm,” for additional information.

•	We refinanced debt as it matured or as market conditions allowed, which reduced our interest expense. See Note 9 of the Notes to Condensed Consolidated Financial Statements, “Debt,” for additional information.

•	We recorded $5.9 million of income from corporate-owned life insurance.

•	We received proceeds from the Central Interstate Low-Level Radioactive Waste Compact (Central States Compact) of $9.2 million as a result of the settlement of a federal lawsuit. The proceeds include the return of our original $6.8 million investment and $2.4 million in interest.

•	We received income tax refunds of $55.7 million primarily related to a capital loss carryback from tax year 2004 to tax year 2003.

•	We recorded a non-cash $71.1 million mark-to-market gain on fuel supply contracts.

•	Coal delivery issues have caused our coal inventory levels to decline significantly below desired levels.

•	Wholesale sales volumes have declined and could continue to decline due to the cost and availability of fuel.

•	The cost of sales has increased significantly as discussed in more detail in the following section.

Increasing Cost of Sales

The cost of power is impacted by, among other factors, customer demand, cost and availability of fuel and purchased power, price volatility, available generation capacity and operating constraints. Higher fuel and purchased power costs, unit outages, and operating constraints related to our efforts to conserve coal have increased our cost of sales.

Cost of Fuel and Purchased Power: The cost of fossil fuel has increased significantly, especially the cost of natural gas and oil. This higher cost of fuel affects not only the cost of fuel we burn, but also increases the market prices for both our wholesale sales and the power we purchase. The cost and availability of fuel may cause us to use higher priced fuel types or to purchase power to meet the needs of our customers. The effects of the fuel price increases are reflected in our operating results. The higher cost of fuel and purchased power has been partially offset by the gain in the market value of fuel supply contracts as discussed in the next paragraph.

Gain on Fuel Supply Contracts: For the nine months ended September 30, 2005, we recognized a non-cash $71.1 million gain in the market value of fuel contracts, with most of the gain associated with the coal supply contract for our Lawrence and Tecumseh Energy Centers. The gain results primarily from an increase in the market price of coal from the Powder River Basin region of Wyoming. Based on the terms of this contract, changes in the fair value of this contract are marked-to-market through earnings in accordance with the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, 138 and 149 (collectively SFAS No. 133). In our May 2, 2005 rate review applications, we requested authority to implement a fuel adjustment clause. If our request is granted, the cumulative mark-to-market adjustments associated with our coal supply contracts will be recognized as either a regulatory asset or liability with a corresponding adjustment to fuel expense in the fourth quarter of 2005.

Unit Availability: Our operating results are significantly influenced by the availability of our generating units. If our more economical units are not available, we must rely on more expensive sources of power to meet our load requirements. The primary outages during the nine months ended September 30, 2005 were the scheduled refueling and maintenance outage at Wolf Creek and planned and unplanned outages at La Cygne Unit No. 1. The primary outages during the nine months ended September 30, 2004 were the planned and unplanned outages and reduced availability of Jeffrey Energy Center.

Operating Constraints: Our operating results are influenced by operating constraints on our generating units, such as coal conservation. If our more economical units are constrained, we must rely on more expensive sources of power to meet our load requirements and/or forego some opportunities in the wholesale power market. During the nine months ended September 30, 2005, coal conservation efforts, at times, reduced the energy generated at our more economical units and contributed to the decline in our market-based wholesale sales volumes. Coal conservation was initiated due to slower than expected coal deliveries as discussed below.

Coal Inventory and Delivery: Coal deliveries from the Powder River Basin region of Wyoming have been slower than expected due primarily to problems with the rail tracks used to deliver our coal and operational problems at the mines where the coal is obtained. Nearly all of the coal used in our coal-fired generating stations is from the Powder River Basin region of Wyoming. Longer rail delivery cycle times could have a material adverse effect on our financial condition and results of operations.

We have taken compensating measures based on current delivery cycle times, our assumptions about future delivery cycle times, fuel usage and planned inventory levels. These measures include, but are not limited to, reducing coal consumption during off-peak periods by revising normal operational dispatch of generating units, purchasing power or using more expensive power to serve customers, decreasing wholesale sales, transferring railcars between or among our power plants and ordering additional rail cars for delivery next year. Through September 30, 2005, these actions have helped reduce the financial impact resulting from longer delivery cycle times. The effect of the reduction in sales due to slower coal deliveries has been partially offset by higher prices in the power markets received for the power we have sold.

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

From December 31, 2004 through September 30, 2005, we have not experienced any significant changes in our critical accounting estimates. For additional information, see our 2004 Form 10-K.

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

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Below we discuss our operating results for the three months ended September 30, 2005 as compared to the results for the three months ended September 30, 2004. Changes in results of operations are as follows:

	Three Months Ended September 30,
	2005	2004	Change	% Change
	(In Thousands, Except Per Share Amounts)
SALES:
Residential	$165,062	$144,296	$20,766	14.4
Commercial	124,607	116,996	7,611	6.5
Industrial	63,760	62,920	840	1.3
Other retail	256	277	(21)	(7.6)

Total Retail Sales	353,685	324,489	29,196	9.0
Tariff-based wholesale	61,694	42,829	18,865	44.0
Market-based wholesale	30,406	23,775	6,631	27.9
Energy marketing	6,897	4,922	1,975	40.1
Transmission (a)	19,002	19,301	(299)	(1.5)
Other	6,212	6,173	39	0.6

Total Sales	477,896	421,489	56,407	13.4

OPERATING EXPENSES:
Fuel used for generation	96,044	97,481	(1,437)	(1.5)
Purchased power	35,986	22,556	13,430	59.5
Operating and maintenance	107,719	99,970	7,749	7.8
Depreciation and amortization	42,821	42,464	357	0.8
Selling, general and administrative	42,071	40,638	1,433	3.5

Total Operating Expenses	324,641	303,109	21,532	7.1

INCOME FROM OPERATIONS	153,255	118,380	34,875	29.5

OTHER INCOME (EXPENSE):
Investment earnings	4,732	5,194	(462)	(8.9)
Other income	848	681	167	24.5
Other expense	(5,094)	(4,404)	(690)	(15.7)

Total Other Income	486	1,471	(985)	(67.0)

Interest expense	26,886	31,508	(4,622)	(14.7)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	126,855	88,343	38,512	43.6
Income tax expense	42,380	27,974	14,406	51.5

NET INCOME	84,475	60,369	24,106	39.9
Preferred dividends	242	242	—	—

EARNINGS AVAILABLE FOR COMMON STOCK	$84,233	$60,127	$24,106	40.1

BASIC EARNINGS PER SHARE	$0.97	$0.70	$0.27	38.6

(a)	Transmission: Includes an SPP network transmission tariff. For the three months ended September 30, 2005, our SPP network transmission costs were approximately $16.3 million. This amount, less approximately $1.6 million that was retained by the SPP as administration cost, was returned to us as revenues. For the three months ended September 30, 2004, our SPP network transmission costs were approximately $16.6 million with an administration cost of approximately $1.0 million retained by the SPP.

The following table reflects changes in electric sales volumes, as measured by thousands of megawatt hours (MWh) of electricity. No sales volumes are shown for energy marketing, transmission or other. Energy marketing activities are unrelated to electricity we generate.

	Three Months Ended September 30,
	2005	2004	Change	% Change
	(Thousands of MWh)
Residential	2,198	1,915	283	14.8
Commercial	2,110	1,968	142	7.2
Industrial	1,451	1,407	44	3.1
Other retail	25	25	—	—

Total Retail	5,784	5,315	469	8.8
Tariff-based wholesale	1,620	1,299	321	24.7
Market-based wholesale	547	698	(151)	(21.6)

Total	7,951	7,312	639	8.7

Residential and commercial sales and sales volumes increased due primarily to warmer weather during the three months ended September 30, 2005 as compared to the same period of 2004. When measured by cooling degree days, the weather during the three months ended September 30, 2005 was 30% warmer than the same period last year and about 1% above the 20-year average. We measure cooling degree days at weather stations we believe to be generally reflective of conditions in our service territory.

The warmer weather was also the primary reason tariff-based wholesale sales and sales volumes increased. We had more energy available from Jeffrey Energy Center, which also contributed to the increased tariff-based wholesale sales.

Market-based wholesale sales increased due to higher market prices, which increased due largely to higher prevailing fuel prices. Market-based wholesale sales volumes declined because less energy was available for sale due to the increase in retail and tariff-based wholesale sales as well as coal conservation efforts.

The increase in energy marketing sales was due primarily to changes in market conditions.

Fuel expense decreased due primarily to the recognition of $45.8 million in mark-to-market gains on fuel contracts, which was partially offset by an increase in the amount and cost of fuel burned. We burned approximately 9% more fuel in order to meet our increased sales volumes and had a 29% higher fuel cost. In addition, we used more expensive sources of generation because of the planned and unplanned outages and coal conservation at some of our more economical generating units.

Purchased power expense increased due primarily to a 37% higher market price and a 16% increase in the quantity purchased. At times it was more economical to purchase power than to operate our available generating units.

Costs of operating and maintaining our distribution system increased $3.9 million due primarily to higher labor costs and additional maintenance projects. Also causing the operating and maintenance expense to increase was a $3.5 million charge to write off plant operating system development costs at Wolf Creek due to non-performance of the vendor developing the system and an increase of $1.4 million in taxes other than income tax. These higher expenses were partially offset by a decline in expense related to the changes in the La Cygne Unit No. 2 operating lease as discussed in Note 15 of the Notes to Condensed Consolidated Financial Statements, “La Cygne Unit No. 2 Lease.”

Selling, general and administrative expense increased due primarily to higher employee pension and benefit costs. Partially offsetting this increase were declines in legal fees, insurance costs and general expenses.

Interest expense declined due to lower debt balances and lower interest rates due to the refinancing activities as discussed in detail in “Liquidity and Capital Resources” below and in our 2004 Form 10-K.

The increase in income tax expense reflects the increase in income from continuing operations before income taxes.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Below we discuss our operating results for the nine months ended September 30, 2005 as compared to the results for the nine months ended September 30, 2004. Changes in results of operations are as follows:

	Nine Months Ended September 30,
	2005	2004	Change	% Change
	(In Thousands, Except Per Share Amounts)
SALES:
Residential	$361,949	$336,706	$25,243	7.5
Commercial	309,432	297,723	11,709	3.9
Industrial	180,848	180,663	185	0.1
Other retail	666	283	383	135.3

Total Retail Sales	852,895	815,375	37,520	4.6
Tariff-based wholesale	143,552	109,960	33,592	30.5
Market-based wholesale	96,498	102,102	(5,604)	(5.5)
Energy marketing	21,672	16,013	5,659	35.3
Transmission (a)	58,084	58,263	(179)	(0.3)
Other	16,500	18,468	(1,968)	(10.7)

Total Sales	1,189,201	1,120,181	69,020	6.2

OPERATING EXPENSES:
Fuel used for generation	262,454	267,266	(4,812)	(1.8)
Purchased power	80,983	53,626	27,357	51.0
Operating and maintenance	322,767	300,460	22,307	7.4
Depreciation and amortization	127,682	126,649	1,033	0.8
Selling, general and administrative	124,723	123,668	1,055	0.9

Total Operating Expenses	918,609	871,669	46,940	5.4

INCOME FROM OPERATIONS	270,592	248,512	22,080	8.9

OTHER INCOME (EXPENSE):
Investment earnings	9,252	12,543	(3,291)	(26.2)
Loss on extinguishment of debt	—	(18,840)	18,840	100.0
Other income	7,931	2,066	5,865	283.9
Other expense	(13,102)	(11,295)	(1,807)	(16.0)

Total Other Income (Expense)	4,081	(15,526)	19,607	126.3

Interest expense	84,488	112,203	(27,715)	(24.7)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	190,185	120,783	69,402	57.5
Income tax expense	62,218	37,644	24,574	65.3

INCOME FROM CONTINUING OPERATIONS	127,967	83,139	44,828	53.9
Results of discontinued operations, net of tax	—	6,888	(6,888)	(100.0)

NET INCOME	127,967	90,027	37,940	42.1
Preferred dividends	727	727	—	—

EARNINGS AVAILABLE FOR COMMON STOCK	$127,240	$89,300	$37,940	42.5

BASIC EARNINGS PER SHARE	$1.47	$1.09	$0.38	34.9

(a)	Transmission: Includes an SPP network transmission tariff. For the nine months ended September 30, 2005, our SPP network transmission costs were approximately $49.5 million. This amount, less approximately $3.9 million that was retained by the SPP as administration cost, was returned to us as revenues. For the nine months ended September 30, 2004, our SPP network transmission costs were approximately $50.0 million with an administration cost of approximately $3.3 million retained by the SPP.

The following table reflects changes in electric sales volumes, as measured by thousands of MWh of electricity. No sales volumes are shown for energy marketing, transmission or other. Energy marketing activities are unrelated to electricity we generate.

	Nine Months Ended September 30,
	2005	2004	Change	% Change
	(Thousands of MWh)
Residential	5,001	4,667	334	7.2
Commercial	5,430	5,241	189	3.6
Industrial	4,130	4,105	25	0.6
Other retail	76	76	—	—

Total Retail	14,637	14,089	548	3.9
Tariff-based wholesale	4,183	3,484	699	20.1
Market-based wholesale	2,175	3,062	(887)	(29.0)

Total	20,995	20,635	360	1.7

Residential and commercial sales and sales volumes increased due to warmer weather during the nine months ended September 30, 2005 as compared with the same period of 2004. When measured by cooling degree days, the weather during the nine months ended September 30, 2005 was 25% warmer than the same period last year and 5% above the 20-year average.

The warmer weather was also the primary reason tariff-based wholesale sales and sales volumes increased. Additionally, about $2.1 million, or 6%, of the increase in tariff-based wholesale sales was due to the Wolf Creek outage. We sold more tariff-based wholesale power to a co-owner of Wolf Creek in accordance with a contract to supply replacement power to the co-owner when Wolf Creek is not available. We had more energy available from Jeffrey Energy Center, which also contributed to the increased sales. Approximately $1.2 million, or 4%, of the increase in tariff-based wholesale sales is attributable to the recovery of higher fuel costs through a fuel adjustment provision permitted in our FERC tariff.

Market-based wholesale sales and sales volumes decreased because less energy was available for sale due to the increase in retail and tariff-based wholesale sales, the reduced availability of some of our generating units, primarily Wolf Creek, as well as coal conservation efforts. Wolf Creek generated 18% less electricity in the nine months ended September 30, 2005 than in the same period of 2004 due to the scheduled refueling and maintenance outage. The decrease in market-based wholesale sales volumes was partially offset by higher market prices.

The increase in energy marketing sales was due primarily to changes in market conditions.

Fuel expense decreased due primarily to the recognition of $71.1 million in mark-to-market gains on fuel contracts, which was partially offset by a 22% increase in the cost of fuel burned. In addition, we used more expensive sources of generation because of the planned and unplanned outages and coal conservation at some of our more economical generating units.

Purchased power expense increased due to a 29% increase in the quantity purchased due to the various outages, reduced operating capability or coal conservation at some of our generating units and a 17% increase in the market price of such power. At times, it was more economical to purchase power than to operate our available generating units.

Costs of operating and maintaining our distribution system increased $9.3 million primarily associated with higher labor costs and additional maintenance projects. Also contributing to the higher operating and maintenance expense was an increase of $7.1 million in maintenance costs at our generating units due to the outages as discussed above in “—Unit Availability,” an increase of $4.0 million in taxes other than income tax and a $3.5 million expense to write off plant operating system development costs at Wolf Creek due to non-performance of the vendor developing the system. These higher expenses were partially offset by a decline in expense related to the changes in the La Cygne Unit No. 2 operating lease.

Selling, general and administrative expense increased due primarily to higher employee pension and benefit costs. Partially offsetting this increase were declines in legal fees, insurance costs and general expenses.

During the nine months ended September 30, 2004, we recognized a loss of $16.1 million in connection with the redemption of some of our senior unsecured notes and a loss of $2.7 million in connection with the redemption of the Western Resources Capital I 7.875% Cumulative Quarterly Income Preferred Securities, Series A.

Other income increased due to $5.9 million of income received from corporate-owned life insurance during the nine months ended September 30, 2005.

Interest expense decreased during the nine months ended September 30, 2005 due to lower debt balances and lower interest rates due to the refinancing activities as discussed in detail in “Liquidity and Capital Resources” below and in our 2004 Form 10-K.

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

Cash and Cash Equivalents

At September 30, 2005, we had $16.3 million in unrestricted cash and cash equivalents and $322.0 million available under Westar Energy’s revolving credit facility. We consider cash equivalents to be highly liquid investments with maturities of three months or less at the time they are purchased.

At September 30, 2005, we also had $2.4 million of restricted cash classified as a current asset and $25.6 million of restricted cash classified as a long-term asset. The following table details our restricted cash at September 30, 2005.

	Restricted Cash Current Portion	Restricted Cash Long-term Portion
	(In Thousands)
Prepaid capacity and transmission agreement	$2,385	$24,177
Cash held in escrow as required by surety bonds	—	1,450

Total	$2,385	$25,627

Debt Financings

On August 1, 2005, KGE repaid the outstanding $65.0 million aggregate principal amount of KGE 6.5% first mortgage bonds.

On June 30, 2005, Westar Energy sold $400.0 million aggregate principal amount of Westar Energy first mortgage bonds, consisting of $150.0 million of 5.875% bonds maturing in 2036 and $250.0 million of 5.100% bonds maturing in 2020. On July 27, 2005, proceeds from the offering were used to redeem the outstanding $365.0 million aggregate principal amount of Westar Energy’s 7.875% first mortgage bonds due 2007, together with accrued interest and a call premium equal to approximately 6% of the principal outstanding, and for general corporate purposes. The call premium is recorded as a regulatory asset and is being amortized over the term of the new bonds.

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

For additional information on changes in our long-term debt, see Note 9 of the Notes to Condensed Consolidated Financial Statements, “Debt.”

Cash Flows From Operating Activities

Cash flows from operating activities decreased $34.5 million to $246.9 million for the nine months ended September 30, 2005 from $281.4 million for the same period of 2004. During the nine months ended September 30, 2005, we used $33.2 million for system restoration costs related to the ice storm that affected our service territory in January 2005, and approximately $14.2 million for the Wolf Creek refueling outage. We also used cash for increases in fuel and purchased power expenses. We received approximately $45.8 million more cash from income tax refunds. Cash received from the sale of accounts receivable increased $15.0 million. Cash used to pay borrowing costs was $13.9 million lower in the nine months ended September 30, 2005 as compared with the same period of 2004.

Cash Flows Used In Investing Activities

In general, cash used for investing purposes relates to the growth of the operations of our electric utility business and the replacement of utility property. The utility business is capital intensive and requires significant ongoing investment in plant. We spent $146.0 million in the nine months ended September 30, 2005 and $14.0 million in the same period of 2004 on investing activities. We received proceeds from our investment in corporate-owned life insurance of $10.8 million and proceeds from the Central States Compact of $6.8 million during the nine months ended September 30, 2005. We used $4.8 million for system restoration costs related to the ice storm that affected our service territory in January 2005. We received proceeds from the sale of Protection One of $122.2 million in the nine months ended September 30, 2004.

Cash Flows Used In Financing Activities

Cash used in financing activities was $109.2 million for the nine months ended September 30, 2005 compared with a use of $308.6 million of cash for financing activities in the same period of 2004. In the nine months ended September 30, 2005, we received cash primarily from the issuance of long-term debt. We used cash primarily to retire long-term debt and pay dividends. In the nine months ended September 30, 2004, we received cash primarily from issuing long-term debt and common stock. We used cash primarily to retire long-term debt and pay dividends. In the fourth quarter of 2004, we increased our quarterly dividend to $0.23 per share from $0.19 per share. The increase in the dividends paid in the nine months ended September 30, 2005 is due primarily to the change in the quarterly dividend rate.

Future Cash Requirements

On August 9, 2005, KCPL, the operator of our jointly owned La Cygne Generating Station, announced that it will begin preparations for the installation of environmental upgrades at La Cygne Unit No. 1. As work on these upgrades progresses, we will incur costs beginning in 2005 and continuing through the completion of installation in 2009. We anticipate that our share of these costs will be approximately $105.0 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

From December 31, 2004 through September 30, 2005, there have been no material changes in our off-balance sheet arrangements other than the extension of the term of the La Cygne Unit No. 2 lease as discussed in Note 15 of the Notes to Condensed Consolidated Financial Statements, “La Cygne Unit No. 2 Lease.” For additional information, see our 2004 Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Contractual Cash Obligations

In the nine months ended September 30, 2005, long-term debt, net, decreased $77.0 million and current maturities of long-term debt increased $35.0 million due to the various debt refinancing transactions discussed in “Liquidity and Capital Resources — Debt Financings.” In addition to the change in balances, maturity dates have also changed.

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

The following table summarizes the items that changed significantly since December 31, 2004 in our projected future cash payments for our contractual obligations existing at September 30, 2005. For a comparison of amounts reported as of December 31, 2004, see our 2004 Form 10-K.

	Total	October 1, 2005 through December 31, 2005	2006 - 2007	2008 –2009	Thereafter
	(In Thousands)
Long-term debt (a)	$1,662,920	$—	$100,000	$145,078	$1,417,842
Interest payments on long-term debt (b)	1,433,864	6,149	165,338	159,138	1,103,239

Adjusted long-term debt	3,096,784	6,149	265,338	304,216	2,521,081

Operating leases (c)	582,996	4,608	77,235	80,434	420,719

(a)	See Note 9 of the Notes to Condensed Consolidated Financial Statements, “Debt” for individual long-term debt maturities
(b)	We calculate interest payments on our variable rate debt based on the effective interest rate at September 30, 2005
(c)	Includes the La Cygne Unit No. 2 lease, office space, operating facilities, office equipment, operating equipment and other miscellaneous commitments.

Commercial Commitments

From December 31, 2004 through September 30, 2005, our outstanding letters of credit have increased approximately $12.5 million related to our energy marketing and trading activities. We anticipate additional increases in our outstanding letters of credit balance as we continue to increase our regional transmission organization involvement. For additional information on our outstanding letters of credit, see our 2004 Form 10-K.

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

Settlement of Radioactive Waste Disposal Lawsuit

In August 2005, we received $9.2 million in proceeds from the Central States Compact as a result of the settlement of a federal lawsuit. This lawsuit was filed against the state of Nebraska by the other member states that originally formed the Central States Compact. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma originally formed the Central States Compact, and the Compact Commission, which is responsible for causing a new disposal facility to be developed within one of the member states. The Compact Commission selected Nebraska as the host state for the disposal facility. However, in December 1998, the Nebraska agencies responsible for considering the developer’s license application denied the application and as a result, most of the utilities that had provided the project’s pre-construction financing (including WCNOC) filed a federal court lawsuit contending Nebraska officials acted in bad faith while handling the license application. In August 2004, Nebraska and the Compact Commission settled the case under terms whereby Nebraska would pay the Compact Commission $140.5 million in August 2005, of which the $9.2 million was our share.

Energy Policy Act of 2005

On August 8, 2005, the Energy Policy Act of 2005 (2005 Energy Act) was enacted. The 2005 Energy Act is comprehensive legislation that will substantially affect the regulation of energy companies. The Act amends federal energy laws and provides FERC with new oversight responsibilities.

The 2005 Energy Act includes numerous provisions that may affect us, some of which include:

•	The Public Utility Holding Company Act of 1935, which significantly restricted mergers and acquisitions in the electric utility sector, was repealed.

•	The FERC will appoint and oversee an electric reliability organization to establish and enforce mandatory reliability standards regarding the interstate electric transmission system.

•	The FERC will establish incentives for transmission companies, such as performance-based rates, to provide for recovery of the costs to comply with reliability standards.

•	The Price Anderson Amendments Act of 1988, which provides the framework for nuclear liability protection, will be extended by twenty years to 2025.

•	Federal support will be available for certain clean coal power initiatives, nuclear power projects and renewable energy technologies.

The implementation of the 2005 Energy Act requires proceedings at the state level and the development of regulations by FERC and the Department of Energy, as well as other federal agencies. We cannot predict when these proceedings and regulations will commence or be finalized. We are in the process of assessing the potential impact this legislation may have on our financial condition, future capital expenditure plans and future results of operations.

Agreement to Purchase Electric Generation Facility

On October 21, 2005, we entered into an agreement to purchase a 300 megawatt (MW) electric generation facility from ONEOK Energy Services Company, L.P. for $53.0 million. The agreement also requires us to assume a capacity sale agreement with the Oklahoma Municipal Power Authority for 75 MW through 2015. The transaction is subject to a number of conditions, including FERC approval. We expect the transaction to close in 2006.

Fair Value of Energy Marketing Contracts

For the nine months ended September 30, 2005, we recognized a non-cash $71.1 million gain in the market value of fuel contracts, primarily associated with the coal supply contract for our Lawrence and Tecumseh Energy Centers. Given the volatility in the coal market and the length of the contract term, we anticipate that we will continue to experience volatility in the market value of this contract.

The tables below show the fair value of energy marketing and fuel contracts, including the coal contract described in the preceding paragraph, that were outstanding at September 30, 2005, their sources and maturity periods:

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding at December 31, 2004	$6,081
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	(2,909)
Changes in fair value of contracts outstanding at the beginning and end of the period	64,675
Changes in fair value of new contracts entered into during the period	(6,544)

Fair value of contracts outstanding at September 30, 2005	$61,303

The sources of the fair values of the financial instruments related to these contracts are summarized in the following table:

	Fair Value of Contracts at September 30, 2005
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years
	(In Thousands)
Prices actively quoted (futures)	$122	$122	$—	$—
Prices provided by other external sources (swaps and forwards)	25,665	(1,340)	19,666	7,339
Prices based on the Black Option Pricing model (options and other) (a)	35,516	7,937	17,115	10,464

Total fair value of contracts outstanding	$61,303	$6,719	$36,781	$17,803

(a)	The Black Option Pricing model is a variant of the Black-Scholes Option Pricing model.

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

We currently have insulating materials at our power plants that contain asbestos. We have determined that the disposal of the asbestos represents a conditional asset retirement obligation that is within the scope of FIN 47. It is likely that we will record an asset retirement obligation pursuant to the requirements of FIN 47. We are currently in the process of determining the fair value of that disposal obligation. The amount of the retirement obligation will be recorded as of 1983, the date when the Occupational Safety and Health Administration published the Emergency Temporary Standard for asbestos. We will also capitalize the retirement obligation as an increase to the power plant’s carrying value. The amount of depreciation and accretion expense accruing since 1983 will be recorded as a regulatory asset.

Employees

We negotiated a three-year labor agreement with Local 304 and Local 1523 of the International Brotherhood of Electrical Workers. It was ratified in July 2005 and will be effective for three years, from July 1, 2005 through June 30, 2008.

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

Our Revenues Depend Upon Rates Determined by the KCC

The KCC regulates many aspects of our business and operations, including the retail rates that we charge customers for electric service. Our retail rates are set by the KCC using a cost-of-service approach that takes into account historical operating expenses, fixed obligations and recovery of capital investments, including potentially stranded obligations. Using this approach, the KCC sets rates at a level calculated to recover such costs, adjusted to reflect known and measurable changes, and a permitted return on investment. Other parties to a rate review or the KCC staff may contend that our current or proposed rates are excessive. In July 2003, the KCC approved a stipulation and agreement that required us to file for a review of our rates by May 2, 2005. Accordingly, on May 2, 2005, we filed a request for an increase in rates of $84.1 million annually. On September 9, 2005, the KCC staff and intervenors in our rate case filed testimony with the KCC that proposes adjustments that would significantly decrease our electric rates. The KCC staff’s suggested adjustments would result in a decrease in our rates by approximately $66.2 million. On October 3, 2005, we filed with the KCC additional testimony to update our filing and rebut the KCC staff’s and intervenors’ findings, conclusions and proposed adjustments. The adoption of the KCC staff’s or intervenors’ proposed adjustments to our rates would have a material adverse effect on our financial condition and results of operations. The KCC is not bound by the recommendations of its staff or other intervenors. We anticipate that any changes in our rates as a result of the rate review will become effective in January 2006. We expect that the rates permitted by the KCC in the rate review will be a decisive factor in determining our revenues for the succeeding periods and may have a material impact on our consolidated earnings, cash flows and financial position, as well as our ability to maintain our common stock dividend at current levels or to increase our dividend in the future. We are unable to predict the outcome of the rate review.

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

Equipment Failures and Other External Factors Can Adversely Affect Our Results

The generation and transmission of electricity requires the use of expensive and complicated equipment. While we have a maintenance program in place, generating plants are subject to unplanned outages because of equipment failure. In these events, we must either produce replacement power from more expensive units or purchase power from others at unpredictable and potentially higher cost in order to supply our customers and perform our contractual agreements. This can increase our costs materially and prevent us from selling excess power at wholesale. Coal deliveries from the Powder River Basin region of Wyoming, which is the primary source for our coal, have been slower than expected due primarily to problems with the rail tracks used to deliver our coal and operational problems at the mines where the coal is obtained. If rail delivery cycle times do not improve, we may be required to increase our coal conservation efforts and take other compensating measures. These measures include, but are not limited to, further reducing coal consumption by revising normal dispatch of generation units, purchasing power or using more expensive power to serve customers and decreasing or, if necessary, eliminating market-based wholesale sales that could have a material adverse affect on our financial condition and results of operations. In addition, decisions or mistakes by other utilities may adversely affect our ability to use transmission lines to deliver or import power, thus subjecting us to unexpected expenses or to the cost and uncertainty of public policy initiatives. These factors, as well as weather, interest rates, economic conditions, fuel availability, deliverability and prices, price volatility of fuel and other commodities and transportation availability and costs are largely beyond our control, but may have a material adverse effect on our consolidated earnings, cash flows and financial position. We engage in energy marketing transactions to reduce risk from market fluctuations, enhance system reliability and increase profits. The events mentioned above could reduce our ability to participate in energy marketing opportunities, which could reduce our profits.

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

Our activities are subject to environmental regulation by federal, state, and local governmental authorities. These regulations generally involve the use of water, discharges of effluents into the water, emissions into the air, the handling, storage and use of hazardous substances, and waste handling, remediation and disposal, among others. Congress or the State of Kansas may enact legislation, and the EPA or the State of Kansas may propose new regulations or change existing regulations, that could require us to reduce certain emissions at our plants. Such action could require us to install costly equipment, increase our operating expense and reduce production from our plants.

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

Competitive Pressures from Electric Industry Deregulation Could Adversely Affect Our Revenues and Reported Earnings

We currently apply the accounting principles of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” to our regulated business. At September 30, 2005 and December 31, 2004 we had recorded $510.6 million and $413.7 million, respectively, of regulatory assets, net of regulatory liabilities. In the event that we determined that we could no longer apply the principles of SFAS No. 71, either as a result of the establishment of retail competition in our service territory or an expectation that permitted rates would not allow us to recover these costs, we would be required to record a charge against income in the amount of the remaining unamortized net regulatory assets.

We Face Financial Risks From Our Nuclear Facility

Risks of substantial liability arise from the ownership and operation of nuclear facilities, including, among others, potential structural problems at a nuclear facility, the storage, handling and disposal of radioactive materials, limitations on the amounts and types of insurance coverage commercially available, uncertainties with respect to the cost and technological aspects of nuclear decommissioning at the end of their useful lives and costs or measures associated with public safety. In the event of an extended or unscheduled outage at Wolf Creek, we would be required to generate power from more expensive units or purchase power in the open market to replace the power normally produced at Wolf Creek, and we would have less power available for sale by us in the wholesale markets. Such purchases would subject us to the risk of increased energy prices and, depending on the length and cost of the outage and the level of market prices, could adversely affect our cash flow. If we were not permitted by the KCC to recover these costs, such events could have an adverse impact on our consolidated financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including market changes, changes in commodity prices, equity instrument investment prices and interest rates. From December 31, 2004 to September 30, 2005, no significant changes have occurred in our exposure to market risk, except as related to fuel commodity price exposure as discussed below. For additional information, see our 2004 Form 10-K, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Commodity Price Exposure

Our exposure to commodity prices has increased due to circumstances experienced from December 31, 2004 through September 30, 2005, including increased commodity prices for purchased power, natural gas and oil, unit outages at generating stations that primarily burn fuels other than natural gas and oil, higher quantities of electricity purchased for utility operations and high customer demand for electricity.

During the nine months ended September 30, 2005, we purchased 29% more electricity for utility operations at a 17% higher cost than we did during the same period of 2004. A 10% increase in our price for purchased power would decrease net income on an annualized basis by approximately $7.8 million. This represents an increase in our exposure to commodity price risk on an annualized basis of approximately $3.1 million, from $4.7 million at December 31, 2004.

During the nine months ended September 30, 2005, we burned 22% more natural gas and oil at a 39% higher cost than we did during the same period of 2004. A 10% increase in our price for natural gas and oil would decrease net income on an annualized basis by approximately $10.7 million. This represents an increase in our exposure to commodity price risk on an annualized basis of approximately $4.0 million, from $6.7 million at December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and our subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2005, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Information on other legal proceedings is set forth in Notes 10, 11 and 12 of the Notes to Condensed Consolidated Financial Statements, “Legal Proceedings,” “Ongoing Investigations” and “Potential Liabilities to David C. Wittig and Douglas T. Lake,” respectively, which are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended September 30, 2005

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended September 30, 2005

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended September 30, 2005 (furnished and not to be considered filed as part of the Form 10-Q)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTAR ENERGY, INC.

Date:	November 4, 2005	By:	/s/ Mark A. Ruelle
Mark A. Ruelle, Executive Vice President and Chief Financial Officer