Form 10-Q
period 2006-03-31
WESTAR ENERGY INC /KS
filed 2006-05-09
CIK 54507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	87,125,975 shares
(Class)	(Outstanding at April 26, 2006)

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

•	capital expenditures,

•	earnings,

•	liquidity and capital resources,

•	litigation,

•	accounting matters,

•	possible corporate restructurings, acquisitions and dispositions,

•	compliance with debt and other restrictive covenants,

•	interest rates and dividends,

•	environmental matters,

•	nuclear operations, and

•	the overall economy of our service area.

What happens in each case could vary materially from what we expect because of such things as:

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	economic and capital market conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather,

•	the outcome of appeals of the rate review filed by interveners in the Kansas Court of Appeals regarding the Kansas Corporation Commission’s December 28, 2005 order,

•	the outcome of the Federal Energy Regulatory Commission transmission formula rate application filed on May 2, 2005,

•	rates, cost recoveries and other regulatory matters,

•	the impact of changes and downturns in the energy industry and the market for trading wholesale electricity,

•	the outcome of the notice of violation received on January 22, 2004 from the Environmental Protection Agency and other environmental matters,

•	political, legislative, judicial and regulatory developments,

•	the impact of the purported employee class action lawsuits filed against us,

•	the impact of our potential liability to David C. Wittig and Douglas T. Lake for unpaid compensation and benefits and the impact of claims they have made against us related to the termination of their employment and the publication of the report of the special committee of the board of directors,

•	the impact of changes in interest rates,

•	changes in, and the discount rate assumptions used for, pension and other post-retirement and post-employment benefit liability calculations, as well as actual and assumed investment returns on pension plan assets,

•	the impact of changing interest rates and other assumptions regarding our Wolf Creek Generating Station decommissioning obligation,

•	changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown of nuclear generating facilities,

•	uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel storage and disposal,

•	regulatory requirements for utility service reliability,

•	homeland security considerations,

•	coal, natural gas, oil and wholesale electricity prices,

•	availability and timely provision of our coal supply, and

•	other circumstances affecting anticipated operations, sales and costs.

These lists are not all-inclusive because it is not possible to predict all factors. This report should be read in its entirety and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005. No one section of this report deals with all aspects of the subject matter and additional information on some matters that could impact our operations and financial results may be included in our Annual Report on Form 10-K for the year ended December 31, 2005. Any forward-looking statement speaks only as of the date such statement was made, and we are not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made except as required by applicable laws or regulations.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WESTAR ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,673	$38,539
Restricted cash	2,476	2,430
Accounts receivable, net	154,828	124,711
Inventories and supplies, net	116,420	101,818
Energy marketing contracts	39,321	55,948
Tax receivable	10,816	1,565
Deferred tax assets	17,623	19,211
Prepaid expenses	21,544	30,452
Regulatory assets	43,393	39,300
Other	57,455	61,646

Total Current Assets	469,549	475,620

PROPERTY, PLANT AND EQUIPMENT, NET	3,959,937	3,947,732

OTHER ASSETS:
Restricted cash	24,391	25,014
Regulatory assets	383,917	398,198
Nuclear decommissioning trust	104,221	100,803
Energy marketing contracts	42,818	75,698
Other	177,576	187,004

Total Other Assets	732,923	786,717

TOTAL ASSETS	$5,162,409	$5,210,069

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$100,000
Short-term debt	143,000	—
Accounts payable	118,598	109,807
Accrued taxes	120,001	100,568
Energy marketing contracts	10,228	11,710
Accrued interest	19,093	36,609
Regulatory liabilities	40,227	50,970
Other	116,693	140,403

Total Current Liabilities	567,840	550,067

LONG-TERM LIABILITIES:
Long-term debt, net	1,563,059	1,562,990
Deferred income taxes	893,585	911,135
Unamortized investment tax credits	64,589	65,558
Deferred gain from sale-leaseback	129,139	130,513
Accrued employee benefits	141,230	158,418
Asset retirement obligation	132,175	129,888
Energy marketing contracts	846	2,007
Regulatory liabilities	81,837	111,523
Other	141,725	150,531

Total Long-Term Liabilities	3,148,185	3,222,563

COMMITMENTS AND CONTINGENCIES (See Notes 7 and 8)
TEMPORARY EQUITY (See Note 2)	7,658	—

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock, par value $100 per share; authorized 600,000 shares; issued and outstanding 214,363 shares	21,436	21,436
Common stock, par value $5 per share; authorized 150,000,000 shares; issued 86,969,994 and 86,835,371 shares, respectively	434,850	434,177
Paid-in capital	908,937	923,083
Unearned compensation	—	(10,257)
Retained earnings	114,495	109,987
Accumulated other comprehensive loss, net	(40,992)	(40,987)

Total Shareholders’ Equity	1,438,726	1,437,439

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,162,409	$5,210,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
SALES	$340,023	$336,502

OPERATING EXPENSES:
Fuel and purchased power	92,000	91,797
Operating and maintenance	110,503	106,211
Depreciation and amortization	47,572	42,305
Selling, general and administrative	38,265	41,261

Total Operating Expenses	288,340	281,574

INCOME FROM OPERATIONS	51,683	54,928

OTHER INCOME (EXPENSE):
Investment earnings	2,151	2,224
Other income	10,016	676
Other expense	(4,865)	(4,807)

Total Other Income (Expense)	7,302	(1,907)

Interest expense	23,398	29,864

INCOME FROM OPERATIONS BEFORE INCOME TAXES	35,587	23,157
Income tax expense	8,749	7,542

NET INCOME	26,838	15,615
Preferred dividends	242	242

EARNINGS AVAILABLE FOR COMMON STOCK	$26,596	$15,373

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING (See Note 2)	$0.30	$0.18

Average equivalent common shares outstanding	87,279,334	86,569,149

DIVIDENDS DECLARED PER COMMON SHARE	$0.25	$0.23

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
NET INCOME	$26,838	$15,615

OTHER COMPREHENSIVE LOSS:
Unrealized holding loss on marketable securities arising during the period	(5)	—

Other Comprehensive Loss	(5)	—

COMPREHENSIVE INCOME	$26,833	$15,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
		Revised (See Note 2)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$26,838	$15,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,572	42,305
Amortization of nuclear fuel	3,860	3,292
Amortization of deferred gain from sale-leaseback	(1,374)	(2,957)
Amortization of prepaid corporate-owned life insurance	4,281	4,872
Non-cash stock compensation	575	812
Net changes in energy marketing assets and liabilities	46,865	(5,413)
Accrued liability to certain former officers	(69)	470
Net deferred income taxes and credits	(4,816)	37,269
Changes in working capital items, net of acquisitions and dispositions:
Accounts receivable, net	(30,117)	41,615
Inventories and supplies	(14,602)	5,721
Prepaid expenses and other	(2,931)	5,057
Accounts payable	3,948	8,598
Accrued taxes	10,183	(6,644)
Stock based compensation excess tax benefits	(230)	—
Other current liabilities	(46,906)	(7,097)
Changes in other, assets	(3,367)	(28,681)
Changes in other, liabilities	(58,218)	(1,204)

Cash flows (used in) from operating activities	(18,508)	113,630

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(63,330)	(52,860)
Purchase of securities within the nuclear decommissioning trust fund	(82,660)	(81,489)
Sale of securities within the nuclear decommissioning trust fund	81,205	80,088
Proceeds from investment in corporate-owned life insurance	5,877	—
Proceeds from other investments	25,352	2,009

Cash flows used in investing activities	(33,556)	(52,252)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	143,000	—
Proceeds from long-term debt	—	246,616
Retirements of long-term debt	(100,000)	(290,998)
Repayment of capital leases	(1,211)	(1,244)
Borrowings against cash surrender value of corporate-owned life insurance	975	873
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(6,810)	(728)
Stock based compensation excess tax benefits	230	—
Issuance of common stock, net	558	3,834
Cash dividends paid	(18,776)	(18,538)

Cash flows from (used in) financing activities	17,966	(60,185)

NET CASH FLOWS FROM OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	1,232	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(32,866)	1,193
CASH AND CASH EQUIVALENTS:
Beginning of period	38,539	24,611

End of period	$5,673	$25,804

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

We provide electric generation, transmission and distribution services to approximately 664,000 customers in Kansas. Westar Energy provides these services in central and northeastern Kansas, including the cities of Topeka, Lawrence, Manhattan, Salina and Hutchinson. Kansas Gas and Electric Company (KGE), Westar Energy’s wholly owned subsidiary, provides these services in south-central and southeastern Kansas, including the city of Wichita. KGE owns a 47% interest in the Wolf Creek Generating Station (Wolf Creek), a nuclear power plant located near Burlington, Kansas. Both Westar Energy and KGE conduct business using the name Westar Energy.

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

The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2005 (2005
Form 10-K).

Use of Management’s Estimates

When we prepare our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, valuation of commodity contracts, depreciation, unbilled revenue, investments, valuation of our energy marketing portfolio, intangible assets, income taxes, pension and other post-retirement and post-employment benefits, our asset retirement obligations including decommissioning of Wolf Creek, environmental issues, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

Dilutive Shares

Basic earnings per share applicable to equivalent common stock are based on the weighted average number of common shares outstanding and shares issuable in connection with vested restricted share units (RSUs) during the period reported. Diluted earnings per share include the effects of potential issuances of common shares resulting from the assumed vesting of all outstanding RSUs and the exercise of all outstanding stock options issued pursuant to the terms of our stock-based compensation plans. The dilutive effect of shares issuable under our stock-based compensation plans is computed using the treasury stock method.

The following table reconciles the weighted average number of equivalent common shares outstanding used to compute basic and diluted earnings per share.

	Three Months Ended March 31,
	2006	2005
DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:
Denominator for basic earnings per share – weighted average equivalent shares	87,279,334	86,569,149
Effect of dilutive securities:
Employee stock options	1,428	1,710
Restricted share units	733,318	702,973

Denominator for diluted earnings per share – weighted average shares	88,014,080	87,273,832

Potentially dilutive shares not included in the denominator because they are antidilutive	214,340	215,965

Stock Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R) for stock-based compensation plans. Under SFAS No. 123R, all stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the consolidated statement of income over the requisite service period. On March 29, 2005, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin (SAB) No. 107 on Share-Based Payment to express the views of the staff regarding the interaction between SFAS No. 123R and SEC rules and regulations as well as provide staff’s view on valuation of stock-based compensation arrangements for public companies. The SAB No. 107 guidance was taken into consideration with the implementation of SFAS No. 123R.

We adopted SFAS No. 123R using the modified prospective transition method. Under the modified prospective transition method, we are required to record stock-based compensation expense for all awards granted after the adoption date and for the unvested portion of previously granted awards outstanding as of the adoption date. Compensation cost related to the unvested portion of previously granted awards is based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Compensation cost for awards granted after the adoption date are based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Since 2002, we have used RSUs exclusively for our stock-based compensation awards. RSUs are valued in the same manner under SFAS Nos. 123 and 123R.

Our net income for the three months ended March 31, 2006 includes $1.0 million of compensation expense and $0.4 million of income tax benefits related to our stock-based compensation arrangements. Our net income for the three months ended March 31, 2005 included $1.5 million of compensation expense and $0.6 million of income tax benefits related to our stock-based compensation arrangements. The incremental amount of stock-based compensation expense that was disclosed and not included in our consolidated statement of income for the three months ended March 31, 2005 was not material to our consolidated results of operations and did not change basic or diluted earnings per share.

Restricted share unit (RSU) awards are grants that entitle the holder to receive shares of common stock as the awards vest. These RSU awards are defined in SFAS No. 123R as nonvested shares and do not include restrictions once the awards have vested. We measure the fair value of the RSU awards based on the market price of the underlying common stock as of the date of grant and recognize that cost as an expense in the consolidated statement of income over the requisite service period. The requisite service periods range from two to ten years. RSU awards issued after adoption of SFAS No. 123R with only service conditions that have a graded vesting schedule will be recognized as an expense in the consolidated statement of income on a straight-line basis over the requisite service period for the entire award. Awards issued prior to adoption of SFAS No. 123R will continue to be recognized as an expense in the consolidated statement of income on a straight-line basis over the requisite service period for each separately vesting portion of the award.

During the three months ended March 31, 2006, our RSU activity was as follows:

	Shares	Weighted Average Grant-Date Fair Value
	(In Thousands)
Restricted Share Units:
Nonvested balance at January 1, 2006	1,094.5	$18.54
Granted	53.4	21.61
Vested	(73.1)	11.95
Forfeited	(7.7)	21.57

Nonvested balance at March 31, 2006	1,067.1	19.32

Total unrecognized compensation cost related to RSU awards was $5.8 million as of March 31, 2006. These costs are expected to be recognized over a remaining weighted-average period of 2.6 years. Upon adoption of SFAS No. 123R, we were required to charge $10.3 million of unearned stock compensation against additional paid-in capital. There were no modifications of awards during the three months ended March 31, 2006 or 2005.

SFAS No. 123R requires that forfeitures be estimated over the vesting period, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs. The cumulative effect of the use of the estimated forfeiture method for prior periods upon adoption of SFAS No. 123R was not material.

RSU awards that can be settled in cash upon a change in control were reclassified from permanent equity to temporary equity upon adoption of SFAS No. 123R. As of March 31, 2006, we had $7.7 million of temporary equity on our consolidated balance sheet. If we determine it is probable that these awards will be settled in cash, the awards will be reclassified as a liability.

Stock options granted between 1996 and 2001 are completely vested and expire 10 years from the date of grant. All 219,590 shares of outstanding options are exercisable and no options were exercised during the three months ended March 31, 2006. We currently have no plans to issue new stock option awards.

Prior to the adoption of SFAS No. 123R, we reported all tax benefits resulting from the vesting of RSU awards and exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123R requires cash retained as a result of excess tax benefits resulting from the tax deductions in excess of the related compensation cost recognized in the financial statements to be classified as cash flows from financing activities in the consolidated statements of cash flows.

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2006	2005
CASH PAID FOR:
Interest on financing activities, net of amount capitalized	$37,639	$28,596
Income taxes	22,500	—
NON-CASH INVESTING TRANSACTIONS:
Property, plant and equipment additions	12,705	6,630
NON-CASH FINANCING TRANSACTIONS:
Issuance of common stock for reinvested dividends and RSUs	2,337	3,696
Assets acquired through capital leases	910	401

Reclassifications and Revisions

We have reclassified and revised certain prior year amounts to conform with classifications used in the current-year presentation as necessary for a fair presentation of the financial statements.

We have revised the prior years’ presentation of our consolidated statements of cash flows to reflect investments in and proceeds from purchases and sales of marketable securities in our nuclear decommissioning trust on a gross basis, rather than net. In addition, we revised the cash flows associated with construction work in progress that had not been paid as of the three months ended March 31, 2005. As a result, we reclassified $4.0 million for the three months ended March 31, 2005 to cash flows from operating activities, from additions to property, plant and equipment in cash flows used in investing activities.

3. RATE MATTERS AND REGULATION

We began billing customers under new retail rate tariffs during the three months ended March 31, 2006. The new retail rate tariffs are discussed in greater detail in our 2005 Form 10-K. In April 2006, interveners to the rate review filed appeals with the Kansas Court of Appeals challenging various aspects of the rate order. We expect the court to rule on these appeals during the third quarter of 2006. We are unable to predict the outcome of these appeals.

4. ACCOUNTS RECEIVABLE SALES PROGRAM

We terminated our accounts receivable sales program in March 2006. As of December 31, 2005, $65.0 million was sold to the bank and commercial paper conduit.

5. DEBT FINANCINGS

On March 17, 2006, Westar Energy amended and restated its revolving credit facility dated May 6, 2005 to increase the size of the facility, extend the term and reduce borrowing costs. The amended and restated revolving credit facility matures on March 17, 2011. So long as there is no default or event of default under the revolving credit facility, we may elect to extend the term of the credit facility for up to an additional two years, subject to lender participation. The facility allows us to borrow up to an aggregate amount of $500.0 million, including letters of credit up to a maximum aggregate amount of $150.0 million. We may elect to increase the aggregate amount of borrowings under the facility to $750.0 million by increasing the commitment of one or more lenders who have agreed to such increase, or by adding one or more new lenders with the consent of the Administrative Agent and any letter of credit issuing bank, which will not be unreasonably withheld, so long as there is no default or event of default under the revolving credit facility. All borrowings under the revolving credit facility are secured by KGE first mortgage bonds.

On January 17, 2006, KGE repaid its outstanding $100.0 million aggregate principal amount of 6.2% first mortgage bonds with cash from a $100.0 million capital contribution by Westar Energy. Westar Energy funded the capital contribution with cash on hand and borrowings under its revolving credit facility.

6. INCOME TAXES AND TAXES OTHER THAN INCOME TAXES

We recorded income tax expense of approximately $8.7 million for the three months ended March 31, 2006 and $7.5 million for the same period of 2005.

As of March 31, 2006 and December 31, 2005, we had recorded reserves for uncertain tax positions of $51.2 million and $50.8 million, respectively. The tax positions may involve income, deductions or credits reported in prior year income tax returns that we believe were treated properly on such tax returns. The tax returns containing these tax reporting positions are currently under audit or will likely be audited by the Internal Revenue Service or other taxing authorities. The timing of the resolution of these audits is uncertain. If the positions taken on the tax returns are ultimately upheld or not challenged within the time available for such challenges, we will reverse these tax provisions to income. If the positions taken on the tax returns are determined to be inappropriate, we may be required to make cash payments for taxes and interest. The reserves are determined based on our best estimate of probable assessments by the applicable taxing authorities and are adjusted, from time to time, based on changing facts and circumstances.

As of March 31, 2006 and December 31, 2005, we also had a reserve of $6.2 million and $6.1 million, respectively, for probable assessments of taxes other than income taxes.

7. COMMITMENTS AND CONTINGENCIES

Environmental Projects

Kansas City Power & Light Company began updating or installing additional equipment related to emissions controls at La Cygne Generating Station (La Cygne) unit 1 for which we incurred costs beginning in 2005. We will continue to incur costs through the completion of installation in 2009. We anticipate that our share of these costs will be approximately $105.0 million. Additionally, we have identified the potential for up to $515.0 million of expenditures at other power plants for other environmental projects during the next eight years. This cost could increase depending on the resolution of the Environmental Protection Agency (EPA) New Source Review described below. In addition to the capital investment, were we to install such equipment, we anticipate that we would incur significant annual expense to operate and maintain the equipment and the operation of the equipment would reduce net production from our plants. The environmental cost recovery rider (ECRR) that was approved in the December 28, 2005 KCC Order will allow for the timely inclusion in rates of capital expenditures that are directly tied to environmental improvements required by the Clean Air Act. However, increased operating and maintenance costs, other than expenses related to production-related consumables, such as limestone, can only be recovered through a change in our base rates following a rate review.

The degree to which we will need to reduce emissions and the timing of when such emissions control equipment may be required is uncertain. Both the timing and the nature of required investments depend on specific outcomes that result from interpretation of regulations, new regulations, legislation, and the resolution of the EPA New Source Review described below. We expect to recover such costs through our utility rates.

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

The EPA requested information from us under Section 114 regarding projects and maintenance activities that have been conducted since 1980 at three coal-fired plants we operate. On January 22, 2004, the EPA notified us that certain projects completed at Jeffrey Energy Center violated pre-construction permitting requirements of the Clean Air Act.

We are in discussions with the EPA concerning this matter in an attempt to reach a settlement. We expect that any settlement with the EPA could require us to update or install emissions controls at Jeffrey Energy Center. Additionally, we might be required to update or install emissions controls at our other coal-fired plants, pay fines or penalties, or take other remedial action. Together, these costs could be material. The EPA has informed us that it has referred this matter to the Department of Justice (DOJ) for the DOJ to consider whether to pursue an enforcement action in federal district court. We believe that costs related to updating or installing emissions controls would qualify for recovery through the ECRR. If we were to reach a settlement with the EPA, we may be assessed a penalty. The penalty could be material and may not be recovered in rates.

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

We and certain of our present and former officers and employees are defendants in a consolidated purported class action lawsuit filed in United States District Court in Topeka, Kansas, “In Re Westar Energy ERISA Litigation, Master File No. 03-4032-JAR.” The lawsuit is brought on behalf of participants in, and beneficiaries of, our Employees’ 401(k) Savings Plan between July 1, 1998 and January 1, 2003. On January 31, 2006, we reached an agreement in principle with the plaintiffs to settle this lawsuit for $9.25 million, which will be paid by our insurance carrier. The full terms of the proposed settlement are set forth in a Class Action Settlement Agreement dated March 23, 2006 filed with the court. The settlement is subject to approval by the court. The court will conduct a hearing, which has not yet been scheduled, to consider the fairness, reasonableness and adequacy of the proposed settlement and to consider the application of plaintiffs’ appointed counsel for attorneys’ fees and reimbursement of litigation expenses.

In connection with the settlement of these lawsuits, we recorded $40.50 million in other current assets related to the payments made or to be made by our insurance carriers to fund the settlement, and an offsetting liability of $41.75 million related to the amounts to be paid to the plaintiffs when the settlements become final. We previously recorded an expense of $1.25 million for our contribution to the settlement of the securities class action lawsuit.

On June 13, 2003, we filed a demand for arbitration with the American Arbitration Association asserting claims against David C. Wittig, our former president, chief executive officer and chairman, and Douglas T. Lake, our former executive vice president, chief strategic officer and member of the board, arising out of their previous employment with us. Mr. Wittig and Mr. Lake have filed counterclaims against us in the arbitration alleging substantial damages related to the termination of their employment and the publication of the report of the special committee of our board of directors. We intend to vigorously defend against these claims. The arbitration has been stayed pending final resolution of the criminal charges filed by the United States Attorney’s Office against Mr. Wittig and Mr. Lake in U.S. District Court in the District of Kansas. On September 12, 2005, the jury convicted Mr. Wittig and Mr. Lake on the charges relevant to each of them. Mr. Wittig and Mr. Lake have appealed these convictions. We are unable to predict the ultimate impact of this matter on our consolidated results of operations.

We and our subsidiaries are involved in various other legal, environmental and regulatory proceedings. We believe that adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect on our consolidated results of operations.

See also Notes 7, 9 and 10 for discussion of alleged violations of the Clean Air Act, an investigation by the United States Department of Labor and potential liabilities to Mr. Wittig and Mr. Lake.

9. ONGOING INVESTIGATIONS – Department of Labor Investigation

On February 1, 2005, we received a subpoena from the Department of Labor seeking documents related to our Employees’
401(k) Savings Plan and our defined pension benefit plan. We have provided information to the Department of Labor pursuant to the subpoena and subsequent inquiries. At this time, we do not know the specific purpose of the investigation and we are unable to predict the ultimate outcome of the investigation or its impact on us. See Note 8, “Legal Proceedings,” for discussion of a class action lawsuit brought on behalf of participants in our Employees’ 401(k) Savings Plan.

10. POTENTIAL LIABILITIES TO DAVID C. WITTIG AND DOUGLAS T. LAKE

During the three months ended March 31, 2006, we increased the amount of our accrued liability for potential obligations to Mr. Wittig and Mr. Lake by $10.9 million to $71.0 million from $60.1 million as of December 31, 2005. The increase in the amount of the liability was for potential benefits due under an executive salary continuation plan, changes in split-dollar life insurance benefits, dividend equivalents related to RSUs and deferred vested stock for compensation, and potential obligations related to the cash received for Guardian International, Inc. (Guardian) preferred stock as discussed in Note 11, “Guardian International Preferred Stock.” As discussed above in Note 8, “Legal Proceedings,” we have filed a demand for arbitration with the American Arbitration Association seeking to avoid paying them compensation and other benefits Mr. Wittig and Mr. Lake claim to be owed to them, including RSUs and other compensation and benefits, as a result of their prior employment with us.

In addition, through March 31, 2006 we have accrued $7.6 million for legal fees and expenses incurred by Mr. Wittig and Mr. Lake that are recorded in accounts payable on our consolidated balance sheets. These legal fees and expenses were incurred in the defense of the criminal charges filed by the United States Attorney’s Office in Topeka, Kansas. On September 12, 2005, the jury convicted Mr. Wittig and Mr. Lake on the charges relevant to each of them. We will likely incur substantial additional expenses for legal fees and expenses incurred by Mr. Wittig and Mr. Lake related to the possible appeal of these convictions and the arbitration proceeding discussed above. We have filed lawsuits against Mr. Wittig and Mr. Lake claiming that the legal fees and expenses they have incurred, which we have advanced or for which they seek advancement in the defense of the criminal charges, are unreasonable and excessive. We have asked the court to determine the amount of the legal fees and expenses that were reasonably incurred and which we have an obligation to advance. We are unable to estimate the amount of the legal fees and expenses incurred or that will be incurred by Mr. Wittig and Mr. Lake for which we may be ultimately responsible. We are also currently unable to determine the amount of the fees which may be recovered under any applicable directors and officers liability insurance policies.

The jury in the trial of Mr. Wittig and Mr. Lake also determined that Mr. Wittig and Mr. Lake should forfeit to the United States certain property that it determined was derived from their criminal conduct. We subsequently filed petitions asserting a superior interest in certain forfeited property. The court subsequently entered final orders of forfeiture awarding us certain property forfeited by Mr. Wittig and Mr. Lake. The property awarded to us consists substantially of compensation and benefits that we were seeking to avoid paying in the arbitration proceeding referenced above. Mr. Wittig and Mr. Lake have appealed their convictions and the forfeiture orders.

11. GUARDIAN INTERNATIONAL PREFERRED STOCK

On March 6, 2006, Guardian was acquired by Devcon International Corporation in a merger. In connection with this merger, we received approximately $23.2 million for 15,214 shares of Guardian Series D preferred stock and 8,000 shares of Guardian Series E preferred stock held of record by us. We beneficially owned 354.4 shares of the Guardian Series D preferred stock and 312.9 shares of the Guardian Series E preferred stock. During the three months ended March 31, 2006, we recorded a gain of approximately $0.3 million as a result of the payment for these shares. Certain current and former officers beneficially owned the remaining shares. Of these shares, 14,094 shares of Guardian Series D preferred stock and 7,276 shares of Guardian Series E preferred stock were beneficially owned by Mr. Wittig and Mr. Lake. The ownership of the shares beneficially owned by Mr. Wittig and Mr. Lake, as well as related dividends, and now the cash received for the shares, is disputed and is the subject of the arbitration proceeding with Mr. Wittig and Mr. Lake discussed in Note 8, “Legal Proceedings.” These shares were, and now the cash received for the shares are, also part of the property forfeited by Mr. Wittig and Mr. Lake in the criminal proceeding discussed in Note 10, “Potential Liabilities to David C. Wittig and Douglas T. Lake.” As a result of this transaction, we no longer hold any Guardian securities.

12. DISCONTINUED OPERATIONS

During the three months ended March 31, 2006, we received proceeds of $1.2 million that was released from an escrow account arising from the sale of Protection One Europe, a security business we sold on June 30, 2003. The sale is discussed in greater detail in Note 23, “Discontinued Operations – Sale of Protection One and Protection One Europe,” in our 2005 Form 10-K.

13. INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

The following table summarizes the net periodic costs for our pension and post-retirement benefit plans.

	Pension Benefits		Post-retirement Benefits
Three Months Ended March 31,	2006	2005	2006	2005
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$2,073	$1,630	$483	$563
Interest cost	7,536	7,174	1,778	1,861
Expected return on plan assets	(8,992)	(9,056)	(749)	(645)
Amortization of Unrealized:
Transition obligation, net	—	—	983	983
Prior service costs (benefits)	734	691	(67)	(117)
Actuarial loss, net	2,224	1,367	597	530

Net periodic cost	$3,575	$1,806	$3,025	$3,175

14. WOLF CREEK INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

As a co-owner of Wolf Creek, KGE is indirectly responsible for 47% of the liabilities and expenses associated with the Wolf Creek pension and post-retirement plans. KGE accrues its 47% of the Wolf Creek cost of pension and post-retirement benefits during the years an employee provides service. The following table summarizes the net periodic costs for KGE’s 47% share of the Wolf Creek pension and post-retirement benefit plans.

	Pension Benefits		Post-retirement Benefits
Three Months Ended March 31,	2006	2005	2006	2005
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$806	$713	$62	$59
Interest cost	1,066	943	103	96
Expected return on plan assets	(851)	(788)	—	—
Amortization of Unrealized:
Transition obligation, net	14	14	15	15
Prior service costs	8	8	—	—
Actuarial loss, net	451	339	49	42

Net periodic cost	$1,494	$1,229	$229	$212

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We are the largest electric utility in Kansas. We produce, transmit and sell electricity at retail in Kansas under the regulation of the Kansas Corporation Commission (KCC) and at wholesale in a multi-state region in the central United States under the regulation of the Federal Energy Regulatory Commission (FERC).

In Management’s Discussion and Analysis, we discuss our general financial condition, significant changes that occurred during 2006, and our operating results for the three months ended March 31, 2006 and 2005. As you read Management’s Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

SUMMARY OF SIGNIFICANT ITEMS

Forfeiture of Assets by David C. Wittig and Douglas T. Lake

The jury in the trial of Mr. Wittig and Mr. Lake determined that Mr. Wittig and Mr. Lake should forfeit to the United States certain property that it determined was derived from their criminal conduct. We subsequently filed petitions asserting a superior interest in certain forfeited property. The court subsequently entered final orders of forfeiture awarding us certain property forfeited by Mr. Wittig and Mr. Lake. The property awarded to us consists substantially of compensation and benefits that we were seeking to avoid paying in the arbitration proceeding as discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements, “Legal Proceedings.” Mr. Wittig and Mr. Lake have appealed their convictions and the forfeiture orders.

Corporate-Owned Life Insurance

Our earnings for the three months ended March 31, 2006 reflect income of $9.6 million from proceeds of corporate-owned life insurance. This is included in other income on the consolidated statement of income for the three months ended March 31, 2006.

Coal Inventory and Delivery

Coal deliveries from the Powder River Basin (PRB) region of Wyoming to our coal-fired generating stations continue to be slower than historical averages due primarily to problems with the rail delivery system and operational problems at mines where we obtain coal. During 2005, we implemented compensating measures based on delivery cycle times, our assumptions about future delivery cycle times, fuel usage and planned inventory levels. We continue to use those measures. The compensating measures include, but are not limited to: reducing coal consumption during certain periods, revising normal operational dispatch of our generating units, purchasing power from others, reducing wholesale sales and purchasing and leasing additional rail cars. The effects of higher purchased power costs and the reduction in sales due to slower coal deliveries have been partially offset by higher market-based wholesale sales prices.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in conformity with GAAP. Note 2 of the Notes to Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies,” contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions by management. The policies highlighted in our 2005 Form 10-K have an impact on our reported results that may be material due to the levels of judgment and subjectivity necessary to account for uncertain matters or their susceptibility to change.

From December 31, 2005 through March 31, 2006, we have not experienced any significant changes in our critical accounting estimates. For additional information, see our 2005 Form 10-K.

OPERATING RESULTS

We evaluate operating results based on basic earnings per share. We have various classifications of sales, defined as follows:

Retail: Sales of energy made to residential, commercial and industrial customers.

Other retail: Sales of energy for lighting public streets and highways, net of revenue subject to refund.

Tariff-based wholesale: Sales of energy to electric cooperatives, municipalities and other electric utilities, the rates for which are generally based on cost as prescribed by FERC tariffs. This category also includes changes in valuations of contracts that have yet to settle.

Market-based wholesale: Sales of energy to other wholesale customers, the rates for which are generally based on prevailing market prices as allowed by our FERC approved market-based tariff. This category also includes changes in valuations of contracts that have yet to settle.

Energy marketing: Includes: (1) market-based transactions unrelated to our generation or the needs of our customers; (2) financially settled products and physical transactions sourced outside our control area; and (3) changes in valuations for contracts that have yet to settle that may not be recorded in tariff- or market-based wholesale revenues.

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

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Below we discuss our operating results for the three months ended March 31, 2006 compared to the results for the three months ended March 31, 2005. Changes in results of operations are as follows.

	Three Months Ended March 31,
	2006	2005	Change	% Change
	(In Thousands, Except Per Share Amounts)
SALES:
Residential	$94,942	$93,682	$1,260	1.3
Commercial	88,479	84,960	3,519	4.1
Industrial	60,954	55,767	5,187	9.3
Other retail	(4,266)	188	(4,454)	(b)

Total Retail Sales	240,109	234,597	5,512	2.3
Tariff-based wholesale	41,367	35,965	5,402	15.0
Market-based wholesale	20,268	41,722	(21,454)	(51.4)
Energy marketing	12,232	(95)	12,327	(b)
Transmission (a)	20,681	19,559	1,122	5.7
Other	5,366	4,754	612	12.9

Total Sales	340,023	336,502	3,521	1.0

OPERATING EXPENSES:
Fuel and purchased power	92,000	91,797	203	0.2
Operating and maintenance	110,503	106,211	4,292	4.0
Depreciation and amortization	47,572	42,305	5,267	12.5
Selling, general and administrative	38,265	41,261	(2,996)	(7.3)

Total Operating Expenses	288,340	281,574	6,766	2.4

INCOME FROM OPERATIONS	51,683	54,928	(3,245)	(5.9)

OTHER INCOME (EXPENSE):
Investment earnings	2,151	2,224	(73)	(3.3)
Other income	10,016	676	9,340	(b)
Other expense	(4,865)	(4,807)	(58)	(1.2)

Total Other Income (Expense)	7,302	(1,907)	9,209	482.9

Interest expense	23,398	29,864	(6,466)	(21.7)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	35,587	23,157	12,430	53.7
Income tax expense	8,749	7,542	1,207	16.0

NET INCOME	26,838	15,615	11,223	71.9
Preferred dividends	242	242	—	—

EARNINGS AVAILABLE FOR COMMON STOCK	$26,596	$15,373	$11,223	73.0

BASIC EARNINGS PER SHARE	$0.30	$0.18	$0.12	66.7

(a)	Transmission: Includes the SPP network transmission tariff. For the three months ended March 31, 2006, our SPP network transmission costs were approximately $18.4 million. This amount, less approximately $1.5 million that was retained by the SPP as administration cost, was returned to us as revenues. For the three months ended March 31, 2005, our SPP network transmission costs were approximately $16.6 million with an administration cost of approximately $1.1 million retained by the SPP.
(b)	Change greater than 1000%.

The following table reflects changes in electric sales volumes, as measured by thousands of megawatt hours (MWh) of electricity. No sales volumes are shown for energy marketing, transmission or other. Energy marketing activities are unrelated to electricity we generate.

	Three Months Ended March 31,
	2006	2005	Change	% Change
	(Thousands of MWh)
Residential	1,346	1,357	(11)	(0.8)
Commercial	1,532	1,524	8	0.5
Industrial	1,388	1,267	121	9.6
Other retail	24	26	(2)	(7.7)

Total Retail	4,290	4,174	116	2.8
Tariff-based wholesale	1,229	1,253	(24)	(1.9)
Market-based wholesale	340	1,024	(684)	(66.8)

Total	5,859	6,451	(592)	(9.2)

The increase in retail sales reflects the change in rates, including the effect of implementing the retail energy cost adjustment (RECA) authorized by the December 28, 2005 KCC Order. The increase in industrial sales was due primarily to additional oil refinery load and additional industrial customers. The change in other retail sales reflects the recognition in the three months ended March 31, 2006 of $7.0 million revenue subject to refund, which was partially offset by the cessation in December 2005 of the accrual for rebates to customers. The revenue subject to refund is due to the difference between estimated fuel and purchased power costs and actual fuel and purchased power costs incurred for our Westar Energy customers. Sales were impacted by milder temperatures during the three months ended March 31, 2006. The warmer weather has a negative impact on retail sales, especially residential sales. When measured by heating degree days, the weather during the three months ended March 31, 2006 was 13% warmer than the same period last year and approximately 17% warmer than the 20-year average. We measure heating degree days at weather stations we believe to be generally reflective of conditions in our service territory.

Due to the coal delivery problems we have experienced, as discussed above in “– Summary of Significant Items – Coal Inventory and Delivery,” we have made fewer wholesale sales and have purchased more power in an effort to increase our fuel inventory in preparation for the warmer summer months. We believe these measures will reduce the risk of depleting our coal inventory during periods when power prices can be extreme.

Tariff-based wholesale sales increased due primarily to a higher average price. About $0.8 million, or 15%, of the increase in tariff-based wholesale sales is attributable to the operation of a fuel adjustment provision permitted in our FERC tariffs.

Market-based wholesale sales and sales volumes decreased due primarily to coal conservation efforts. The market-based sales we made during the three months ended March 31, 2006 were at an approximate 46% higher average price per MWh than during the same period of 2005.

The increase in energy marketing reflects generally favorable contract valuations due primarily to favorable changes in market prices since we entered into sales contracts.

Fuel and purchased power expense remained relatively unchanged as higher purchased power expense offset lower fuel expense. While we more than doubled the volume of power purchased, the impact of the greater power purchases was somewhat mitigated due to the average price of purchased power being 26% lower than during the three months ended March 31, 2005. We used approximately 16% fewer MMBtus of fuel, primarily coal and oil, which resulted in a 19% reduction in our fuel expense. In addition, during the three months ended March 31, 2006, we deferred as a regulatory asset the $7.8 million difference between the estimated fuel and purchased power costs that we billed our KGE customers and our higher actual fuel and purchased power costs that we are allowed to collect under the terms of the RECA. We will accumulate over/under fuel recovery throughout the year for inclusion in the RECA that will be included on customers’ bills in a subsequent period. During the three months ended March 31, 2005, we recognized a $12.3 million mark-to-market gain on fuel contracts, primarily associated with the coal supply contract for our Lawrence and Tecumseh Energy Centers. We no longer recognize changes in the fair value of our contracts for fuel that we will use for generation through income as a result of the December 28, 2005 KCC Order.

Costs of operating and maintaining our distribution system increased $3.3 million due primarily to higher materials costs, additional maintenance projects and $1.9 million amortization of deferred storm expense as authorized by the December 28, 2005 KCC Order. Also contributing to the increase in operating and maintenance expense was a $2.0 million increase in taxes other than income tax and an $1.8 million increase in SPP network transmission costs. These higher expenses were partially offset by a reduction in the lease expense related to La Cygne Unit No. 2.

Depreciation expense increased due to the change in our depreciation rates in accordance with the December 28, 2005 KCC Order.

Other income increased due primarily to the receipt of proceeds from corporate-owned life insurance.

Interest expense decreased compared to the three months ended March 31, 2005 due to lower interest rates resulting from the refinancing activities discussed in detail in “– Liquidity and Capital Resources” in our 2005 Form 10-K.

The effective income tax rate was 25% for the three months ended March 31, 2006 and 33% for the same period of 2005. The decrease is due primarily to the receipt of $9.6 million in proceeds from corporate-owned life insurance during the three months ended March 31, 2006 that are not subject to income tax.

FINANCIAL CONDITION

Below we discuss significant balance sheet changes as of March 31, 2006 compared to December 31, 2005.

The $46.8 million change in the fair market value of our energy marketing contracts to $71.1 million as of March 31, 2006, from $117.9 million as of December 31, 2005, is due primarily to lower market valuations on our coal supply contract for Lawrence and Tecumseh Energy Centers. We no longer recognize changes in the fair value of our contracts for fuel that we will use for generation through income as a result of the December 28, 2005 KCC Order.

Other long-term assets decreased due primarily to the payment we received for our shares of Guardian preferred stock as discussed above in Note 11 of the Notes to Condensed Consolidated Financial Statements, “Guardian International Preferred Stock.”

At March 31, 2006, we had no current maturities of long-term debt. Current maturities of long-term debt at December 31, 2005 consisted of the $100.0 million outstanding aggregate principal amount of KGE 6.2% first mortgage bonds that we repaid in January 2006.

We increased short-term debt due to increased borrowings under the Westar Energy revolving credit facility. We used a portion of the borrowings to repay the KGE first mortgage bonds that were due in January 2006. In addition, due to our having terminated the accounts receivables sales program, we utilized borrowings under the revolving credit facility to meet on-going operational needs that we previously met with cash from the sale of receivables.

Total regulatory liabilities decreased due primarily to the change in the market value of fuel supply contracts. As of March 31, 2006, we recorded a regulatory liability of $64.8 million compared with $117.7 million as of December 31, 2005 to recognize the cumulative mark-to-market adjustments associated with our coal supply contracts.

Other current liabilities decreased due primarily to the $10.0 million rebate credited to customers bills in January 2006.

Accrued employee benefits decreased due primarily to a $20.8 million voluntary contribution we made to our pension trust on March 21, 2006 as discussed in more detail in “– Other Information – Pension Obligation.”

LIQUIDITY AND CAPITAL RESOURCES

Overview

We believe we will have sufficient cash to fund future operations, debt maturities and the payment of dividends from a combination of cash on hand, cash flows from operations and available borrowing capacity. Our available sources of funds include cash, Westar Energy’s revolving credit facility and access to capital markets. Uncertainties affecting our ability to meet these cash requirements include, among others, factors affecting sales described in “– Operating Results” above, economic conditions, regulatory actions, conditions in the capital markets and compliance with environmental regulations.

Capital Resources

As of March 31, 2006, we had $5.7 million in unrestricted cash and cash equivalents. In addition, Westar Energy has a $500.0 million revolving credit facility against which $143.0 million had been borrowed and $53.1 million of letters of credit had been issued, leaving $303.9 million available under this facility.

Debt Financings

On March 17, 2006, Westar Energy amended and restated the revolving credit facility dated May 6, 2005 to increase the size of the facility, extend the term and reduce borrowing costs. The amended and restated revolving credit facility matures on March 17, 2011. So long as there is no default or event of default under the revolving credit facility, we may elect to extend the term of the credit facility for up to an additional two years, subject to lender participation. The facility allows us to borrow up to an aggregate amount of $500.0 million, including letters of credit up to a maximum aggregate amount of $150.0 million. We may elect to increase the aggregate amount of borrowings under the facility to $750.0 million by increasing the commitment of one or more lenders who have agreed to such increase, or by adding one or more new lenders with the consent of the Administrative Agent and any letter of credit issuing bank, which will not be unreasonably withheld, so long as there is no default or event of default under the revolving credit facility. All borrowings under the revolving credit facility are secured by KGE first mortgage bonds.

On January 17, 2006, KGE repaid its outstanding $100.0 million aggregate principal amount of 6.2% first mortgage bonds with cash from a $100.0 million capital contribution by Westar Energy. Westar Energy funded the capital contribution with cash on hand and borrowings under its revolving credit facility.

Credit Ratings

In April 2006, Moody’s Investors Service placed its ratings of our securities under review for possible upgrade. In March 2006, Fitch Investors Service upgraded its credit ratings for our securities as shown in the table below and changed its outlook for our ratings to stable. As of April 14, 2006, ratings with these agencies are as shown in the table below.

	Westar Energy Mortgage Bond Rating	Westar Energy Unsecured Debt	KGE Mortgage Bond Rating
Standard & Poor’s Ratings Group	BBB-	BB-	BBB
Moody’s Investors Service	Baa3	Ba1	Baa3
Fitch Investors Service	BBB	BBB-	BBB

Cash Flows (used in) from Operating Activities

We used $18.5 million of cash for operating activities in the three months ended March 31, 2006 compared with cash provided from operating activities of $113.6 million during the same period of 2005. The decrease in cash flows from operating activities for the three months ended March 31, 2006, compared to the same period of 2005, was due to the termination of our accounts receivables sales program, a $22.5 million payment of income taxes, a $20.8 million voluntary contribution to our pension trust, a $14.9 million increase in La Cygne unit 2 lease payments, $10.0 million for customer rebates and a $9.0 million increase in interest paid. During the three months ended March 31, 2005, we used approximately $18.0 million for system restoration costs related to an ice storm that affected our service territory in January 2005 and we received $15.0 million from the sale of accounts receivable.

Cash Flows used in Investing Activities

The utility business is capital intensive and requires significant investment in plant on an annual basis. We spent $63.3 million in the three months ended March 31, 2006 and $52.9 million in the same period of 2005 on net additions to utility property, plant and equipment. During the three months ended March 31, 2006, we received $5.9 million from investments in corporate-owned life insurance and $23.2 million from investments in Guardian.

Cash Flows from (used in) Financing Activities

Financing activities in the three months ended March 31, 2006 provided $18.0 million of cash compared to a use of $60.2 million in the same period of 2005. In the three months ended March 31, 2006, short-term debt provided $143.0 million and we used cash primarily to retire long-term debt, repay corporate-owned life insurance borrowings and pay dividends. In the three months ended March 31, 2005, we received cash primarily from the issuance of long-term debt, and we used cash primarily to retire long-term debt and pay dividends.

OFF-BALANCE SHEET ARRANGEMENTS

In March 2006, we terminated our accounts receivable sales program. There were no other material changes in our off-balance sheet arrangements from December 31, 2005 through March 31, 2006. For additional information, see our 2005 Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Contractual Obligations

During the three months ended March 31, 2006, we entered into additional unconditional purchase obligations in the ordinary course of business increasing total unconditional purchase obligations by $8.0 million to $44.8 million, from $36.8 million as of December 31, 2005. The following table shows the unconditional purchase obligations by date of termination as of March 31, 2006. There were no other material changes in our contractual obligations from December 31, 2005 through March 31, 2006. For additional information, see our 2005 Form 10-K.

	Total	April 1, 2006 through December 31, 2006 (c)	2007 - 2008	2009 - 2010	Thereafter
	(In Thousands)
Unconditional purchase obligations	$44,788	$32,135	$8,414	$4,239	$—

Commercial Commitments

Our commercial commitments existing as of March 31, 2006 have increased $5.1 million since December 31, 2005 due to additional energy marketing and trading activities. For additional information, see our 2005 Form 10-K.

OTHER INFORMATION

Stock Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123R using the modified prospective transition method. Since 2002, we have used RSUs exclusively for our stock-based compensation awards. Given the characteristics of our stock-based compensation awards, the adoption of SFAS No. 123R did not have a material impact on our consolidated results of operations.

Total unrecognized compensation cost related to RSU awards was $5.8 million as of March 31, 2006. We expect to recognize these costs over a remaining weighted-average period of 2.6 years. Upon adoption of SFAS No. 123R, we were required to charge $10.3 million of unearned stock compensation against additional paid-in capital. There were no modifications of awards during the three months ended March 31, 2006 or 2005.

Prior to the adoption of SFAS No. 123R, we reported all tax benefits resulting from the vesting of RSU awards and exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123R requires cash retained as a result of excess tax benefits resulting from the tax deductions in excess of the related compensation cost recognized in the financial statements to be classified as cash flows from financing activities in the consolidated statements of cash flows.

Pension Obligation

On March 21, 2006, we made a voluntary contribution to the pension trust of $20.8 million.

Payment of Rebates

During the three months ended June 30, 2005 and the three months ended March 31, 2006, we made rebates to customers in accordance with a July 25, 2003 KCC Order.

Fair Value of Energy Marketing Contracts

The tables below show the fair value of energy marketing and fuel contracts that were outstanding as of March 31, 2006, their sources and maturity periods.

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding as of December 31, 2005	$117,929
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	(10,061)
Changes in fair value of contracts outstanding at the beginning and end of the period	(39,609)
Fair value of new contracts entered into during the period	2,806

Fair value of contracts outstanding as of March 31, 2006 (a)	$71,065

(a)	Approximately $64.8 million of the fair value of fuel supply contracts is recognized as a regulatory liability.

The sources of the fair values of the financial instruments related to these contracts are summarized in the following table.

	Fair Value of Contracts at End of Period
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years
	(In Thousands)
Prices actively quoted (futures)	$(153)	$(154)	$1	$—
Prices provided by other external sources (swaps and forwards)	40,632	20,796	16,305	3,531
Prices based on the Black Option Pricing model (options and other) (a)	30,586	8,451	16,886	5,249

Total fair value of contracts outstanding	$71,065	$29,093	$33,192	$8,780

(a)	The Black Option Pricing model is a variant of the Black-Scholes Option Pricing model.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2006, exposure to interest rate risk increased as discussed below. No other significant changes have occurred in our exposure to market risk from December 31, 2005 through March 31, 2006. For additional information, see our 2005 Form 10-K, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Interest Rate Exposure

From December 31, 2005 to March 31, 2006, variable rate debt and current maturities of fixed rate debt increased $43.0 million. A 100 basis point change in interest rates applicable to each of these instruments would impact net income on an annualized basis by approximately $3.6 million. This represents an increase in our exposure to interest rate risk on an annualized basis of approximately $1.3 million, from $2.3 million as of December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and our subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2006, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 21, 2004, a grand jury in Travis County, Texas, indicted Westar Energy on charges that a $25,000 contribution made in May 2002 to a Texas political action committee violated Texas election laws. We believe the indictment is without merit and we intend to vigorously defend against the charges. If convicted, the court could impose a fine of up to $20,000 or, in certain circumstances, in an amount not to exceed twice the amount caused to be lost by the commission of the felony. As a result of the indictment, the federal government could suspend our status as a government contractor. Upon a conviction, the federal government could bar us from acting as a government contractor. We are taking action to ensure that neither of these events occur, but we do not know whether we will be successful. We are unable to predict the ultimate impact either suspension or loss of our status as a government contractor would have on our consolidated financial position, results of operations and cash flows.

Information on other legal proceedings is set forth in Notes 7, 8, 9 and 10 of the Notes to Condensed Consolidated Financial Statements, “Commitments and Contingencies – EPA New Source Review,” “Legal Proceedings,” “Ongoing Investigations – Department of Labor Investigation,” and “Potential Liabilities to David C. Wittig and Douglas T. Lake,” respectively, which are incorporated herein by reference.

ITEM 1A. RISK FACTORS

Like other companies in our industry, our consolidated financial results will be impacted by weather, the economy of our service territory and the performance of our customers. Our common stock price and creditworthiness will be affected by national and international macroeconomic trends, general market conditions and the expectations of the investment community, all of which are largely beyond our control. In addition, the following statements highlight risk factors that may affect our consolidated financial condition, results of operations and cash flows. These are not intended to be an exhaustive discussion of all such risks, and the statements below must be read together with factors discussed elsewhere in this document and in our other filings with the SEC.

Our Revenues Depend Upon Decisions by Regulatory Bodies

The KCC regulates many aspects of our business and operations, including the retail rates that we charge customers for electric service. Retail rates are set by the KCC using a cost-of-service approach that takes into account historical operating expenses, fixed obligations and recovery of capital investments. Using this approach, the KCC sets rates at a level calculated to recover such costs and a permitted return on investment. Other parties to a rate review or the KCC staff may contend that our rates are excessive. Effective January 2006, the KCC authorized changes in our rates that left our rates virtually unchanged and approved various changes to our rate tariffs. The KCC also approved the RECA, which is based on the actual cost of fuel and purchased power expense less margins earned on wholesale sales, and the ECRR, which is based on capital expenditures made to upgrade our equipment to meet stricter environmental standards required by the Clean Air Act. In April 2006, the interveners to the rate review filed appeals with the Kansas Court of Appeals challenging various aspects of the rate order. We expect the court to rule on these appeals during the third quarter of 2006. We are unable to predict the outcome of these appeals.

FERC regulates some aspects of our business, including many aspects of our wholesale sales. FERC permits us to charge prevailing market prices for some of our wholesale sales. FERC could withdraw that permission and allow us only to make wholesale sales at prices based on our cost-of-service, which could reduce our profits.

Our Costs May Not be Fully Recovered in Retail Rates

Once established by the KCC, our retail rates generally remain fixed until changed in a subsequent rate review, except to the extent the KCC permits us to modify our tariffs using interim adjustment clauses, such as the RECA and the ECRR. The KCC staff or other parties may request that the KCC review our rates for possible adjustment, including a review of the reasonableness of expenditures incurred under tariffs using interim adjustment clauses, such as the RECA and the ECRR. Costs that are not recovered through our rates could have a material adverse effect on our consolidated earnings, cash flows and financial position.

Equipment Failures and Other External Factors Can Adversely Affect Our Results

The generation and transmission of electricity requires the use of expensive and complicated equipment. While we have a maintenance program in place, generating plants are subject to unplanned outages because of equipment failure. In these events, we must either produce replacement power from our less efficient units or purchase power from others at unpredictable and potentially higher cost in order to supply our customers and perform our contractual agreements. In addition, this can prevent us from having power to sell in the wholesale market. Coal deliveries from the PRB region of Wyoming to our coal-fired generating stations continue to be slower than historical averages due primarily to problems with the rail delivery system and operational problems at mines where we obtain coal. If rail delivery cycle times do not improve, we may be required to continue coal conservation efforts and other compensating measures. The compensating measures include, but are not limited to: reducing coal consumption during certain periods, revising normal operational dispatch of our generating units, purchasing power from others, reducing wholesale sales, purchasing and leasing additional rail cars and, if necessary, eliminating market-based wholesale sales. In addition, decisions or mistakes by other utilities may adversely affect our ability to use transmission lines to deliver or import power, thus subjecting us to unexpected expenses or to the cost and uncertainty of public policy initiatives. These factors, as well as weather, interest rates, economic conditions, fuel availability, deliverability and prices, price volatility of fuel and other commodities and transportation availability and costs are largely beyond our control. The events mentioned above could reduce our ability to participate in energy marketing opportunities, which could reduce our profits.

We May Have Material Financial Exposure Under the Clean Air Act and Other Environmental Regulations

On January 22, 2004, the EPA notified us that certain projects completed at Jeffrey Energy Center violated pre-construction permitting requirements under the Clean Air Act. This notification was delivered as part of an investigation by the EPA regarding maintenance activities that have been conducted since 1980 at Jeffrey Energy Center. The EPA has informed us that it has referred this matter to the DOJ for the DOJ to consider whether to pursue an enforcement action in federal district court. The remedy for a violation could include fines and penalties and an order to install new emission control systems at Jeffrey Energy Center and at certain of our other coal-fired power plants, the associated cost of which could be material.

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

The degree to which we will need to reduce emissions and the timing of when such emissions control equipment may be required is uncertain. Both the timing and the nature of required investments depend on specific outcomes that result from interpretation of regulations, new regulations, legislation, and the resolution of the EPA investigation described above. We expect to recover such costs through our rates.

Competitive Pressures from Electric Industry Deregulation Could Adversely Affect Our Revenues and Reported Earnings

We currently apply the accounting principles of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” to our regulated business. As of March 31, 2006, we had recorded $305.2 million of regulatory assets, net of regulatory liabilities. In the event that we determined that we could no longer apply the principles of SFAS No. 71, either as a result of the establishment of retail competition in our service territory or an expectation that permitted rates would not allow us to recover these costs, we would be required to record a charge against income in the amount of the remaining unamortized net regulatory assets.

We Face Financial Risks From Our Nuclear Facility

Risks of substantial liability arise from the ownership and operation of nuclear facilities, including, among others, structural problems, the storage, handling and disposal of radioactive materials, limitations on the amounts and types of insurance coverage available, uncertainties with respect to the cost and technological aspects of nuclear decommissioning at the end of Wolf Creek’s useful life and costs or measures associated with public safety. In the event of an extended or unscheduled outage at Wolf Creek, we would be required to generate power from less efficient units, purchase power in the open market to replace the power normally produced at Wolf Creek and we would have less power available for sale by us in the wholesale markets. If we were not permitted by the KCC to recover these costs, such events could have an adverse impact on our consolidated financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended March 31, 2006

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended March 31, 2006

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended March 31, 2006 (furnished and not to be considered filed as part of the Form 10-Q)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAR ENERGY, INC.

Date: May 9, 2006	By:	/s/ Mark A. Ruelle
Mark A. Ruelle, Executive Vice President and Chief Financial Officer