Form 10-Q
period 2006-06-30
WESTAR ENERGY INC /KS
filed 2006-08-09
CIK 54507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	87,230,601 shares
(Class)	(Outstanding at July 31, 2006)

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

•	capital expenditures,

•	earnings,

•	liquidity and capital resources,

•	litigation,

•	accounting matters,

•	possible corporate restructurings, acquisitions and dispositions,

•	compliance with debt and other restrictive covenants,

•	interest rates and dividends,

•	environmental matters,

•	nuclear operations, and

•	the overall economy of our service area.

What happens in each case could vary materially from what we expect because of such things as:

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	economic and capital market conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather,

•	the ultimate impact of the rulings by the Kansas Court of Appeals arising from appeals filed by interveners of portions of the Kansas Corporation Commission’s December 28, 2005 rate order,

•	the outcome of the Federal Energy Regulatory Commission transmission formula rate application filed on May 2, 2005,

•	rates, cost recoveries and other regulatory matters,

•	the impact of changes and downturns in the energy industry and the market for trading wholesale electricity,

•	the outcome of the notice of violation received on January 22, 2004 from the Environmental Protection Agency and other environmental matters,

•	political, legislative, judicial and regulatory developments at the municipal, state and federal level,

•	the impact of our potential liability to David C. Wittig and Douglas T. Lake for unpaid compensation and benefits and the impact of claims they have made against us related to the termination of their employment and the publication of the report of the special committee of the board of directors,

•	the impact of changes in interest rates,

•	changes in, and the discount rate assumptions used for, pension and other post-retirement and post-employment benefit liability calculations, as well as actual and assumed investment returns on pension plan assets,

•	the impact of changing interest rates and other assumptions regarding our Wolf Creek Generating Station decommissioning obligation,

•	changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown of nuclear generating facilities,

•	uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel storage and disposal,

•	regulatory requirements for utility service reliability,

•	homeland security considerations,

•	coal, natural gas, oil and wholesale electricity prices,

•	availability and timely provision of our fuel supply, and

•	other circumstances affecting anticipated operations, sales and costs.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WESTAR ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,005	$38,539
Restricted cash	—	2,430
Accounts receivable, net	203,601	124,711
Inventories and supplies, net	134,674	101,818
Energy marketing contracts	45,431	55,948
Tax receivable	6,767	1,565
Deferred tax assets	19,932	19,211
Prepaid expenses	52,777	30,452
Regulatory assets	34,691	39,300
Other	70,442	61,646

Total Current Assets	578,320	475,620

PROPERTY, PLANT AND EQUIPMENT, NET	3,979,971	3,947,732

OTHER ASSETS:
Restricted cash	1,492	25,014
Regulatory assets	383,970	398,198
Nuclear decommissioning trust	102,613	100,803
Energy marketing contracts	30,120	75,698
Other	178,022	187,004

Total Other Assets	696,217	786,717

TOTAL ASSETS	$5,254,508	$5,210,069

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$100,000
Short-term debt	198,000	—
Accounts payable	119,758	109,807
Accrued taxes	103,344	100,568
Energy marketing contracts	26,329	11,710
Accrued interest	33,618	36,609
Regulatory liabilities	37,142	50,970
Other	138,657	140,403

Total Current Liabilities	656,848	550,067

LONG-TERM LIABILITIES:
Long-term debt, net	1,563,128	1,562,990
Deferred income taxes	890,819	911,135
Unamortized investment tax credits	62,428	65,558
Deferred gain from sale-leaseback	127,765	130,513
Accrued employee benefits	142,955	158,418
Asset retirement obligations	134,388	129,888
Energy marketing contracts	783	2,007
Regulatory liabilities	67,252	111,523
Other	146,170	150,531

Total Long-Term Liabilities	3,135,688	3,222,563

COMMITMENTS AND CONTINGENCIES (See Notes 7 and 8)
TEMPORARY EQUITY (See Note 2)	7,835	—

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock, par value $100 per share; authorized 600,000 shares; issued and outstanding 214,363 shares	21,436	21,436
Common stock, par value $5 per share; authorized 150,000,000 shares; issued 87,147,223 and 86,835,371 shares, respectively	435,736	434,177
Paid-in capital	910,427	923,083
Unearned compensation	—	(10,257)
Retained earnings	127,492	109,987
Accumulated other comprehensive loss, net	(40,954)	(40,987)

Total Shareholders’ Equity	1,454,137	1,437,439

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,254,508	$5,210,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,
	2006	2005
SALES	$406,622	$374,802

OPERATING EXPENSES:
Fuel and purchased power	129,750	119,610
Operating and maintenance	118,568	108,836
Depreciation and amortization	50,216	42,556
Selling, general and administrative	39,078	41,391

Total Operating Expenses	337,612	312,393

INCOME FROM OPERATIONS	69,010	62,409

OTHER INCOME (EXPENSE):
Investment earnings	2,681	2,296
Other income	2,451	6,407
Other expense	(1,194)	(3,200)

Total Other Income	3,938	5,503

Interest expense	25,048	27,739

INCOME FROM OPERATIONS BEFORE INCOME TAXES	47,900	40,173
Income tax expense	12,535	12,297

NET INCOME	35,365	27,876
Preferred dividends	242	242

EARNINGS AVAILABLE FOR COMMON STOCK	$35,123	$27,634

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING (See Note 2)	$0.40	$0.32

Average equivalent common shares outstanding	87,461,996	86,827,477

DIVIDENDS DECLARED PER COMMON SHARE	$0.25	$0.23

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
SALES	$746,645	$711,305

OPERATING EXPENSES:
Fuel and purchased power	221,750	211,408
Operating and maintenance	229,071	215,048
Depreciation and amortization	97,788	84,860
Selling, general and administrative	77,343	82,652

Total Operating Expenses	625,952	593,968

INCOME FROM OPERATIONS	120,693	117,337

OTHER INCOME (EXPENSE):
Investment earnings	4,833	4,520
Other income	12,468	7,083
Other expense	(6,061)	(8,008)

Total Other Income	11,240	3,595

Interest expense	48,446	57,602

INCOME FROM OPERATIONS BEFORE INCOME TAXES	83,487	63,330
Income tax expense	21,284	19,839

NET INCOME	62,203	43,491
Preferred dividends	485	485

EARNINGS AVAILABLE FOR COMMON STOCK	$61,718	$43,006

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING (see Note 2):
Basic earnings available	$0.71	$0.50

Diluted earnings available	$0.70	$0.49

Average equivalent common shares outstanding	87,371,108	86,699,027

DIVIDENDS DECLARED PER COMMON SHARE	$0.50	$0.46

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended June 30,
	2006	2005
NET INCOME	$35,365	$27,876

OTHER COMPREHENSIVE INCOME:
Unrealized holding gain on marketable securities arising during the period	37	—

Other Comprehensive Income	37	—

COMPREHENSIVE INCOME	$35,402	$27,876

	Six Months Ended June 30,
	2006	2005
NET INCOME	$62,203	$43,491

OTHER COMPREHENSIVE INCOME:
Unrealized holding gain on marketable securities arising during the period	33	—

Other Comprehensive Income	33	—

COMPREHENSIVE INCOME	$62,236	$43,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
		Revised (See Note 2)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$62,203	$43,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,788	84,860
Amortization of nuclear fuel	7,761	5,421
Amortization of deferred gain from sale-leaseback	(2,748)	(5,914)
Amortization of prepaid corporate-owned life insurance	7,842	7,777
Non-cash stock compensation	1,539	1,719
Net changes in energy marketing assets and liabilities	(6,185)	(21,819)
Accrued liability to certain former officers	578	1,579
Net deferred income taxes and credits	(14,261)	46,183
Changes in working capital items, net of acquisitions and dispositions:
Accounts receivable, net	(78,890)	19,618
Inventories and supplies	(32,856)	6,168
Prepaid expenses and other	(46,316)	(38,093)
Accounts payable	7,695	7,087
Accrued taxes	(2,426)	(23,037)
Stock based compensation excess tax benefits	(525)	—
Other current liabilities	(9,870)	(15,481)
Changes in other, assets	(2,889)	(42,040)
Changes in other, liabilities	(18,980)	12,572

Cash flows (used in) from operating activities	(30,540)	90,091

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(140,530)	(106,299)
Investment in corporate-owned life insurance	(19,127)	(19,346)
Purchase of securities within the nuclear decommissioning trust fund	(182,232)	(182,354)
Sale of securities within the nuclear decommissioning trust fund	179,901	179,989
Proceeds from investment in corporate-owned life insurance	8,774	10,517
Investment in other investments	(3,697)	—
Proceeds from other investments	51,619	3,551

Cash flows used in investing activities	(105,292)	(113,942)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	198,000	38,500
Proceeds from long-term debt	99,662	642,807
Retirements of long-term debt	(200,000)	(290,998)
Repayment of capital leases	(2,421)	(2,475)
Borrowings against cash surrender value of corporate-owned life insurance	57,507	55,550
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(9,237)	(11,382)
Stock based compensation excess tax benefits	525	—
Issuance of common stock, net	1,227	4,463
Cash dividends paid	(39,197)	(37,170)

Cash flows from financing activities	106,066	399,295

NET CASH FLOWS FROM INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS	1,232	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(28,534)	375,444
CASH AND CASH EQUIVALENTS:
Beginning of period	38,539	24,611

End of period	$10,005	$400,055

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

We provide electric generation, transmission and distribution services to approximately 667,000 customers in Kansas. Westar Energy provides these services in central and northeastern Kansas, including the cities of Topeka, Lawrence, Manhattan, Salina and Hutchinson. Kansas Gas and Electric Company (KGE), Westar Energy’s wholly owned subsidiary, provides these services in south-central and southeastern Kansas, including the city of Wichita. KGE owns a 47% interest in the Wolf Creek Generating Station (Wolf Creek), a nuclear power plant located near Burlington, Kansas. Both Westar Energy and KGE conduct business using the name Westar Energy.

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

Use of Management’s Estimates

When we prepare our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, valuation of commodity contracts, depreciation, unbilled revenue, investments, valuation of our energy marketing portfolio, intangible assets, fuel costs billed under the terms of our retail energy cost adjustment (RECA), income taxes, pension and other post-retirement and post-employment benefits, our asset retirement obligations including decommissioning of Wolf Creek, environmental issues, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:
Denominator for basic earnings per share – weighted average equivalent shares	87,461,996	86,827,477	87,371,108	86,699,027
Effect of dilutive securities:
Employee stock options	909	1,734	897	1,722
Restricted share units	684,173	621,035	662,604	583,717

Denominator for diluted earnings per share – weighted average equivalent shares	88,147,078	87,450,246	88,034,609	87,284,466

Potentially dilutive shares not included in the denominator since they are antidilutive	201,640	215,340	201,640	215,340

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

Our net income for the three months ended June 30, 2006 included $0.5 million of compensation expense and $0.2 million of income tax benefits related to our stock-based compensation arrangements. Our net income for the three months ended June 30, 2005 included $1.1 million of compensation expense and $0.4 million of income tax benefits related to our stock-based compensation arrangements. Our net income for the six months ended June 30, 2006 included $1.5 million of compensation expense and $0.6 million of income tax benefits related to our stock-based compensation arrangements. Our net income for the six months ended June 30, 2005 included $2.6 million of compensation expense and $1.0 million of income tax benefits related to our stock-based compensation arrangements. The incremental amount of stock-based compensation expense that was disclosed and not included in our consolidated statements of income for the three and six months ended June 30, 2005 was not material to our consolidated results of operations and did not change basic or diluted earnings per share.

Restricted share unit (RSU) awards are grants that entitle the holder to receive shares of common stock as the awards vest. These RSU awards are defined in SFAS No. 123R as nonvested shares and do not include restrictions once the awards have vested. We measure the fair value of the RSU awards based on the market price of the underlying common stock as of the date of grant and recognize that cost as an expense in the consolidated statement of income over the requisite service period. The requisite service periods range from one to ten years. RSU awards issued after adoption of SFAS No. 123R with only service conditions that have a graded vesting schedule will be recognized as an expense in the consolidated statement of income on a straight-line basis over the requisite service period for the entire award. Awards issued prior to adoption of SFAS No. 123R will continue to be recognized as an expense in the consolidated statement of income on a straight-line basis over the requisite service period for each separately vesting portion of the award.

During the six months ended June 30, 2006, our RSU activity was as shown in the following table.

	Shares	Weighted Average Grant-Date Fair Value
	(In Thousands)
Restricted Share Units:
Nonvested balance as of January 1, 2006	1,094.5	$18.54
Granted	77.9	21.38
Vested	(169.4)	14.36
Forfeited	(7.7)	21.57

Nonvested balance as of June 30, 2006	995.3	19.66

Total unrecognized compensation cost related to RSU awards was $5.3 million as of June 30, 2006. These costs are expected to be recognized over a remaining weighted-average period of 2.2 years. Upon adoption of SFAS No. 123R, we were required to charge $10.3 million of unearned stock compensation against additional paid-in capital. There were no modifications of awards during the three and six months ended June 30, 2006 or 2005.

SFAS No. 123R requires that forfeitures be estimated over the vesting period, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs. The cumulative effect of the use of the estimated forfeiture method for prior periods upon adoption of SFAS No. 123R was not material.

RSU awards that can be settled in cash upon a change in control were reclassified from permanent equity to temporary equity upon adoption of SFAS No. 123R. As of June 30, 2006, we had $7.8 million of temporary equity on our consolidated balance sheet. If we determine it is probable that these awards will be settled in cash, the awards will be reclassified as a liability.

Stock options granted between 1996 and 2001 are completely vested and expire 10 years from the date of grant. All 204,890 outstanding options are exercisable. There were 3,825 options exercised and 10,875 options forfeited during the three and six months ended June 30, 2006. We currently have no plans to issue new stock option awards.

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

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2006	2005
	(In Thousands)
CASH PAID FOR:
Interest on financing activities, net of amount capitalized	$45,663	$48,624
Income taxes	39,447	162
NON-CASH INVESTING TRANSACTIONS:
Property, plant and equipment additions	11,975	10,551
NON-CASH FINANCING TRANSACTIONS:
Issuance of common stock for reinvested dividends and RSUs	5,417	8,136
Assets acquired through capital leases	2,744	2,859

New Accounting Pronouncement – Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how companies should recognize, measure and disclose in their financial statements uncertain tax positions taken, or expected to be taken, on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We anticipate adopting the guidance effective January 1, 2007. We are currently evaluating what impact the adoption of FIN 48 will have on our consolidated financial statements.

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

3. RATE MATTERS AND REGULATION

Potential Changes in Rates

In accordance with a 2003 Kansas Corporation Commission (KCC) order, on May 2, 2005, we filed applications with the KCC for it to review our retail electric rates. On December 28, 2005, the KCC issued an order (2005 KCC Order) authorizing changes in our rates, which we began billing in the first quarter of 2006, and approving various other changes to our rate structures. The new rates are discussed in greater detail in our 2005 Form 10-K. In April 2006, interveners to the rate review filed appeals with the Kansas Court of Appeals challenging various aspects of the 2005 KCC Order. On July 7, 2006, the Kansas Court of Appeals reversed and remanded for further consideration by the KCC three elements of the 2005 KCC Order. The balance of the 2005 KCC Order was upheld.

The Kansas Court of Appeals held: (1) the KCC’s approval of a transmission delivery charge, in the circumstances of this case, violated the Kansas statutes that authorize a transmission delivery charge, (2) the KCC’s approval of recovery of terminal net salvage, adjusted for inflation, in our depreciation rates was not supported by substantial competent evidence, and (3) the KCC’s reversal of its prior rate treatment of the La Cygne Generating Station (La Cygne) Unit 2 sale/leaseback transaction was not sufficiently justified and was thus unreasonable, arbitrary and capricious.

At this time, we are unable to predict the ultimate impact of the decision by the Kansas Court of Appeals or when we will be able to determine such impact. We believe the decision on these three issues was erroneous and we have filed a petition for review with the Kansas Supreme Court setting forth the reasons we believe the decision should be reversed. One other party has also filed a petition for review. The Kansas Supreme Court has discretion to grant or deny the petitions for review and has not yet ruled on the petitions. If the Kansas Supreme Court does not grant the petitions for review, or affirms the decision of the Kansas Court of Appeals, on remand the KCC will consider further the portions of its order that were reversed. We are unable to predict the actions the KCC may take on the relevant issues. On remand, the KCC could require that we refund amounts collected to date to the extent that such amounts exceed the amounts authorized in a new order issued by the KCC. We have not recorded any potential refund obligations related to these issues.

We are currently recovering approximately $14.0 million annually related to terminal net salvage. Through June 30, 2006, we have recovered $5.9 million. If we cannot continue recovering terminal net salvage, the impact would be a decrease in cash flow. Amounts we are currently recovering in rates for terminal net salvage are recorded as a regulatory liability. If the rate treatment of the La Cygne Unit 2 sale/leaseback transaction is reversed, the impact would be an annual decrease of approximately $8.0 million in our income from operations.

FERC Proceeding – Request for Change in Transmission Rates

On May 2, 2005, we filed applications with the Federal Energy Regulatory Commission (FERC) that proposed a formula transmission rate providing for annual adjustments to reflect changes in our transmission costs. This is consistent with our proposals filed with the KCC on May 2, 2005 to charge retail customers separately for transmission service through a transmission delivery charge. These proposed FERC transmission rates became effective, subject to refund, December 1, 2005. We reached a settlement with all parties in the FERC transmission rate proceeding. The parties submitted the settlement to the FERC settlement judge on July 7, 2006. We anticipate a decision from FERC during the fourth quarter of 2006. We can provide no assurance that FERC will ultimately approve the settlement. We have recorded a refund obligation of $1.3 million, which is consistent with the provisions of the July 7, 2006 settlement agreement.

4. ACCOUNTS RECEIVABLE SALES PROGRAM

We terminated our accounts receivable sales program in March 2006. As of December 31, 2005, $65.0 million was sold to the bank and commercial paper conduit.

5. DEBT FINANCINGS

On June 1, 2006, we refinanced $100.0 million of pollution control bonds, which were to mature in 2031. We replaced this issue with two new pollution control bond series of $50.0 million each. One series carries an interest rate of 4.85% and matures in 2031. The second series carries a variable interest rate and also matures in 2031.

On March 17, 2006, Westar Energy amended and restated its revolving credit facility dated May 6, 2005 to increase the size of the facility, extend its term and reduce borrowing costs. The amended and restated revolving credit facility matures on March 17, 2011. So long as there is no default or event of default under the revolving credit facility, we may elect to extend the term of the credit facility for up to an additional two years, subject to lender participation. The facility allows us to borrow up to an aggregate amount of $500.0 million, including letters of credit up to a maximum aggregate amount of $150.0 million. We may elect, subject to FERC approval, to increase the aggregate amount of borrowings under the facility to $750.0 million by increasing the commitment of one or more lenders who have agreed to such increase, or by adding one or more new lenders with the consent of the Administrative Agent and any letter of credit issuing bank, which will not be unreasonably withheld, so long as there is no default or event of default under the revolving credit facility.

On January 17, 2006, we repaid $100.0 million aggregate principal amount of 6.2% first mortgage bonds with cash on hand and borrowings under the revolving credit facility.

6. INCOME TAXES AND TAXES OTHER THAN INCOME TAXES

We recorded income tax expense of approximately $12.5 million for the three months ended June 30, 2006 and $12.3 million for the same period of 2005; and $21.3 million for the six months ended June 30, 2006 and $19.8 million for the same period of 2005.

As of June 30, 2006 and December 31, 2005, we had recorded a reserve for uncertain tax positions of $52.1 million and $50.8 million, respectively. The tax positions may involve income, deductions or credits reported in prior year income tax returns that we believe were treated properly on such tax returns. The tax returns containing these tax reporting positions are currently under audit or will likely be audited by the Internal Revenue Service or other taxing authorities. The timing of the resolution of these audits is uncertain. If the positions taken on the tax returns are ultimately upheld or not challenged within the time available for such challenges, we will reverse these tax provisions to income. If the positions taken on the tax returns are determined to be inappropriate, we may be required to make cash payments for taxes and interest. The reserves are determined based on our best estimate of probable assessments by the applicable taxing authorities and are adjusted, from time to time, based on changing facts and circumstances.

As of June 30, 2006 and December 31, 2005, we also had a reserve of $6.5 million and $6.1 million, respectively, for probable assessments of taxes other than income taxes.

7. COMMITMENTS AND CONTINGENCIES

Environmental Projects

Kansas City Power & Light Company began updating or installing additional equipment related to emissions controls at La Cygne Unit 1 in 2005. We will continue to incur costs through the scheduled completion in 2009. We anticipate that our share of these capital costs will be approximately $105.0 million. Additionally, we have identified the potential for up to $515.0 million of capital expenditures at other power plants for environmental projects during approximately the next eight years. This amount could increase depending on the resolution of the Environmental Protection Agency (EPA) New Source Review described below. In addition to the capital investment, were we to install such equipment, we anticipate that we would incur significant annual expense to operate and maintain the equipment and the operation of the equipment would reduce net production from our plants. The environmental cost recovery rider (ECRR) approved in the 2005 KCC Order allows for the timely inclusion in rates of capital expenditures tied directly to environmental improvements required by the Clean Air Act. However, increased operating and maintenance costs, other than expenses related to production-related consumables, such as limestone, can be recovered only through a change in base rates following a rate review.

The degree to which we will need to reduce emissions and the timing of when such emissions controls may be required is uncertain. Both the timing and the nature of required investments depend on specific outcomes that result from interpretation of regulations, new regulations, legislation, and the resolution of the EPA New Source Review described below. In addition, the availability of equipment and contractors can affect the timing and ultimate cost of equipment installation. Whether through base rates or the ECRR, we expect to recover such costs through the rates we charge our customers.

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

8. LEGAL PROCEEDINGS

We and certain of our present and former officers and directors were defendants in a consolidated purported class action lawsuit in United States District Court in Topeka, Kansas, “In Re Westar Energy, Inc. Securities Litigation,” Master File No. 5:03-CV-4003 and related cases. In early April 2005, we reached an agreement in principle with the plaintiffs to settle this lawsuit for $30.0 million. The full terms of the proposed settlement are set forth in a Stipulation and Agreement of Compromise, Settlement and Release dated as of May 31, 2005 filed with the court. On September 1, 2005, the court approved the proposed settlement and directed the parties to consummate the settlement in accordance with the stipulation. Pursuant to the stipulation, we paid $1.25 million and our insurance carriers paid $28.75 million into a settlement fund that upon effectiveness of the settlement will be disbursed, after payment of $9.0 million of legal fees for plaintiffs’ counsel plus expenses, to shareholders as provided in the stipulation. The amounts paid by our insurance carriers in this settlement include the payments related to the settlement of the shareholder derivative lawsuit described below. This settlement became effective on June 21, 2006.

Certain present and former members of our board of directors and officers were defendants in a shareholder derivative complaint filed April 18, 2003, “Mark Epstein vs David C. Wittig, Douglas T. Lake, Charles Q. Chandler IV, Frank J. Becker, Gene A. Budig, John C. Nettels, Jr., Roy A. Edwards, John C. Dicus, Carl M. Koupal, Jr., Larry D. Irick and Cleco Corporation, defendants, and Westar Energy, Inc., nominal defendant, Case No. 03-4081-JAR.” In early April 2005, a special litigation committee of our board of directors approved an agreement in principle to settle this lawsuit for $12.5 million to be paid to us by our insurance carriers. The full terms of the proposed settlement are set forth in a Stipulation and Agreement of Compromise, Settlement and Release dated May 31, 2005 filed with the court. On September 1, 2005, the court approved the proposed settlement and directed the parties to consummate the settlement in accordance with the stipulation. Pursuant to the stipulation, the recovery from our insurance carriers, less attorney’s fees of $2.5 million, was paid into the settlement fund for the settlement of the securities class action lawsuit as described above. On September 16, 2005, one shareholder filed a motion asking the court to reconsider its order approving the settlement. The court denied this motion on December 2, 2005, and the shareholder then filed a timely appeal with the United States Court of Appeals for the Tenth Circuit. This appeal was dismissed on June 21, 2006 and the settlement is now effective.

We and certain of our present and former officers and employees were defendants in a consolidated purported class action lawsuit filed in United States District Court in Topeka, Kansas, “In Re Westar Energy ERISA Litigation, Master File No. 03-4032-JAR.” The lawsuit is brought on behalf of participants in, and beneficiaries of, our Employees’ 401(k) Savings Plan between July 1, 1998 and January 1, 2003. On January 31, 2006, we reached an agreement in principle with the plaintiffs to settle this lawsuit for $9.25 million to be paid by our insurance carrier. The full terms of the proposed settlement are set forth in a Class Action Settlement Agreement dated March 23, 2006 filed with the court. On July 27, 2006, the court issued an order that approved the proposed settlement, approved plaintiffs’ attorneys’ fees and litigation expenses totaling $2.9 million to be paid from the settlement fund, and directed the parties to consummate the settlement in accordance with the settlement agreement.

In connection with the settlement of these lawsuits, we recorded $40.50 million in other current assets related to the payments made or to be made by our insurance carriers to fund the settlement, and an offsetting liability of $40.50 million related to the amounts to be paid to the plaintiffs when the settlements become final. We previously recorded an expense of $1.25 million for our contribution to the settlement of the securities class action lawsuit.

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

See also Notes 3, 7, 9 and 10 for discussion of a decision made by the Kansas Court of Appeals regarding our rates, alleged violations of the Clean Air Act, an investigation by the United States Department of Labor and potential liabilities to Mr. Wittig and Mr. Lake.

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

10. POTENTIAL LIABILITIES TO DAVID C. WITTIG AND DOUGLAS T. LAKE

During the six months ended June 30, 2006, we increased the amount of our accrued liability for potential obligations to Mr. Wittig and Mr. Lake by $11.7 million to $71.8 million from $60.1 million as of December 31, 2005. The increase in the amount of the liability was for changes in potential benefits due under an executive salary continuation plan, changes in split-dollar life insurance benefits, dividends and dividend equivalents related to RSUs and deferred vested stock for compensation, and potential obligations related to the cash received for Guardian International, Inc. (Guardian) preferred stock as discussed in Note 11, “Guardian International Preferred Stock.” As discussed above in Note 8, “Legal Proceedings,” we have filed a demand for arbitration with the American Arbitration Association seeking to avoid paying compensation and other benefits Mr. Wittig and Mr. Lake claim to be owed to them.

In addition, as of June 30, 2006 we had accrued $7.6 million for legal fees and expenses incurred by Mr. Wittig and Mr. Lake that are recorded in accounts payable on our consolidated balance sheets. These legal fees and expenses were incurred in the defense of the criminal charges filed by the United States Attorney’s Office in Topeka, Kansas. On September 12, 2005, the jury convicted Mr. Wittig and Mr. Lake on the charges relevant to each of them. We will likely incur substantial additional expenses for legal fees and expenses incurred by Mr. Wittig and Mr. Lake related to their appeal of these convictions and the arbitration proceeding discussed above. We have filed lawsuits against Mr. Wittig and Mr. Lake claiming that the legal fees and expenses they have incurred, which we have advanced or for which they seek advancement in the defense of the criminal charges, are unreasonable and excessive. We have asked the court to determine the amount of the legal fees and expenses that were reasonably incurred and for which we have an obligation to advance. We are unable to estimate the amount of the legal fees and expenses incurred or that will be incurred by Mr. Wittig and Mr. Lake for which we may be ultimately responsible. We are also currently unable to determine the amount of the fees which may be recovered under any applicable directors and officers liability insurance policies.

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

11. GUARDIAN INTERNATIONAL PREFERRED STOCK

On March 6, 2006, Guardian was acquired by Devcon International Corporation in a merger. In connection with this merger, we received approximately $23.2 million for 15,214 shares of Guardian Series D preferred stock and 8,000 shares of Guardian Series E preferred stock held of record by us. We beneficially owned 354.4 shares of the Guardian Series D preferred stock and 312.9 shares of the Guardian Series E preferred stock. During the six months ended June 30, 2006, we recorded a gain of approximately $0.3 million as a result of the payment for these shares. Certain current and former officers beneficially owned the remaining shares. Of these shares, 14,094 shares of Guardian Series D preferred stock and 7,276 shares of Guardian Series E preferred stock were beneficially owned by Mr. Wittig and Mr. Lake. The ownership of the shares beneficially owned by Mr. Wittig and Mr. Lake, as well as related dividends, and now the cash received for the shares, is disputed and is the subject of the arbitration proceeding with Mr. Wittig and Mr. Lake discussed in Note 8, “Legal Proceedings.” These shares were, and now the cash received for the shares are, also part of the property forfeited by Mr. Wittig and Mr. Lake in the criminal proceeding discussed in Note 10, “Potential Liabilities to David C. Wittig and Douglas T. Lake.” As a result of this transaction, we no longer hold any Guardian securities.

12. DISCONTINUED OPERATIONS

During the six months ended June 30, 2006, we received proceeds of $1.2 million that was released from an escrow account arising from the sale of Protection One Europe, a security business we sold on June 30, 2003. The sale is discussed in greater detail in Note 23, “Discontinued Operations – Sale of Protection One and Protection One Europe,” in our 2005 Form 10-K.

13. INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

The following tables summarize the net periodic costs for our pension and post-retirement benefit plans.

	Pension Benefits		Post-retirement Benefits
Three Months Ended June 30,	2006	2005	2006	2005
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$2,073	$1,630	$483	$563
Interest cost	7,536	7,174	1,778	1,861
Expected return on plan assets	(8,992)	(9,056)	(749)	(645)
Amortization of Unrealized:
Transition obligation, net	—	—	983	983
Prior service costs (benefits)	734	691	(67)	(117)
Actuarial loss, net	2,224	1,367	597	530

Net periodic cost	$3,575	$1,806	$3,025	$3,175

	Pension Benefits		Post-retirement Benefits
Six Months Ended June 30,	2006	2005	2006	2005
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$4,146	$3,260	$966	$1,126
Interest cost	15,072	14,348	3,558	3,722
Expected return on plan assets	(17,984)	(18,112)	(1,499)	(1,290)
Amortization of Unrealized:
Transition obligation, net	—	—	1,965	1,966
Prior service costs (benefits)	1,467	1,382	(135)	(234)
Actuarial loss, net	4,449	2,734	1,195	1,060

Net periodic cost	$7,150	$3,612	$6,050	$6,350

14. WOLF CREEK INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

As a co-owner of Wolf Creek, KGE is indirectly responsible for 47% of the liabilities and expenses associated with the Wolf Creek pension and post-retirement plans. The following tables summarize the net periodic costs for KGE’s 47% share of the Wolf Creek pension and post-retirement benefit plans.

	Pension Benefits		Post-retirement Benefits
Three Months Ended June 30,	2006	2005	2006	2005
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$812	$703	$62	$60
Interest cost	1,073	931	103	96
Expected return on plan assets	(857)	(777)	—	—
Amortization of Unrealized:
Transition obligation, net	14	14	15	15
Prior service costs	8	8	—	—
Actuarial loss, net	453	335	49	42

Net periodic cost	$1,503	$1,214	$229	$213

	Pension Benefits		Post-retirement Benefits
Six Months Ended June 30,	2006	2005	2006	2005
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$1,617	$1,416	$124	$119
Interest cost	2,139	1,874	206	192
Expected return on plan assets	(1,708)	(1,565)	—	—
Amortization of Unrealized:
Transition obligation, net	28	28	29	30
Prior service costs	16	16	—	—
Actuarial loss, net	904	674	98	84

Net periodic cost	$2,996	$2,443	$457	$425

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We are the largest electric utility in Kansas. We produce, transmit and sell electricity at retail in Kansas under the regulation of the KCC and at wholesale in a multi-state region in the central United States under the regulation of FERC.

In Management’s Discussion and Analysis, we discuss our general financial condition, significant changes that occurred during 2006, and our operating results for the three and six months ended June 30, 2006 and 2005. As you read Management’s Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

SUMMARY OF SIGNIFICANT ITEMS

Potential Changes in Rates

In accordance with a 2003 KCC order, on May 2, 2005, we filed applications with the KCC for it to review our retail electric rates. The 2005 KCC Order authorized changes in our rates, which we began billing in the first quarter of 2006, and approved various other changes to our rate structures. The new rates are discussed in greater detail in our 2005 Form 10-K. In April 2006, interveners to the rate review filed appeals with the Kansas Court of Appeals challenging various aspects of the 2005 KCC Order. On July 7, 2006, the Kansas Court of Appeals reversed and remanded for further consideration by the KCC three elements of the 2005 KCC Order. The balance of the 2005 KCC Order was upheld. We and one other party have filed petitions for review of the decision with the Kansas Supreme Court. For additional information, see Note 3 of the Notes to Condensed Consolidated Financial Statements, “Rate Matters and Regulation.”

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

Corporate-Owned Life Insurance

Our earnings for the three and six months ended June 30, 2006 reflect income of $2.0 million and $11.6 million, respectively, from proceeds of corporate-owned life insurance. This is included in other income in the consolidated statements of income for the three and six months ended June 30, 2006.

Coal Inventory and Delivery

Coal deliveries from the Powder River Basin region of Wyoming to our coal-fired generating stations have improved recently; however, they continue to be slower than historical averages due primarily to issues at the coal mines and with the rail delivery system. During 2005 and the first six months of 2006, we implemented compensating measures based on delivery cycle times, our assumptions about future delivery cycle times, fuel usage and planned inventory levels. We may continue to use those measures as conditions warrant. The compensating measures include, but are not limited to: reducing coal consumption during certain periods, revising normal operational dispatch of our generating units, purchasing power from others, reducing wholesale sales and leasing additional rail cars. The effects of additional purchased power expense and the reduction in sales due to slower coal deliveries have been partially offset by higher market-based wholesale sales prices.

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

From December 31, 2005 through June 30, 2006, we have not experienced any significant changes in our critical accounting estimates. For additional information, see our 2005 Form 10-K.

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

Energy marketing: Includes: (1) market-based transactions unrelated to our price-regulated electricity sales; (2) financially settled products and physical transactions sourced outside our control area; and (3) changes in valuations for contracts that have yet to settle that may not be recorded in tariff- or market-based wholesale revenues.

Transmission: Reflects transmission revenues, including those based on a tariff with the Southwest Power Pool (SPP).

Other: Miscellaneous electric revenues including ancillary service revenues and rent from electric property leased to others.

Regulated electric utility sales are significantly impacted by such things as rate regulation, customer conservation efforts, wholesale demand, the economy of our service area, the weather and competitive forces. Our wholesale sales are impacted by, among other factors, demand, cost of fuel and purchased power, price volatility, available generation capacity and transmission availability. Changing weather affects the amount of electricity our customers use. Very hot summers and very cold winters prompt more demand, especially among our residential customers. Mild weather reduces demand.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Below we discuss our operating results for the three months ended June 30, 2006 compared to the results for the three months ended June 30, 2005. Changes in results of operations are as follows.

	Three Months Ended June 30,
	2006	2005	Change	% Change
	(In Thousands, Except Per Share Amounts)
SALES:
Residential	$117,353	$103,205	$14,148	13.7
Commercial	117,557	99,865	17,692	17.7
Industrial	70,188	61,321	8,867	14.5
Other retail	341	222	119	53.6

Total Retail Sales	305,439	264,613	40,826	15.4
Tariff-based wholesale	47,982	45,893	2,089	4.6
Market-based wholesale	15,871	24,369	(8,498)	(34.9)
Energy marketing	9,931	14,870	(4,939)	(33.2)
Transmission (a)	19,447	19,523	(76)	(0.4)
Other	7,952	5,534	2,418	43.7

Total Sales	406,622	374,802	31,820	8.5

OPERATING EXPENSES:
Fuel and purchased power	129,750	119,610	10,140	8.5
Operating and maintenance	118,568	108,836	9,732	8.9
Depreciation and amortization	50,216	42,556	7,660	18.0
Selling, general and administrative	39,078	41,391	(2,313)	(5.6)

Total Operating Expenses	337,612	312,393	25,219	8.1

INCOME FROM OPERATIONS	69,010	62,409	6,601	10.6

OTHER INCOME (EXPENSE):
Investment earnings	2,681	2,296	385	16.8
Other income	2,451	6,407	(3,956)	(61.7)
Other expense	(1,194)	(3,200)	2,006	62.7

Total Other Income	3,938	5,503	(1,565)	(28.4)

Interest expense	25,048	27,739	(2,691)	(9.7)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	47,900	40,173	7,727	19.2
Income tax expense	12,535	12,297	238	1.9

NET INCOME	35,365	27,876	7,489	26.9
Preferred dividends	242	242	—	—

EARNINGS AVAILABLE FOR COMMON STOCK	$35,123	$27,634	$7,489	27.1

BASIC EARNINGS PER SHARE	$0.40	$0.32	$0.08	25.0

(a)	Transmission: Includes the SPP network transmission tariff. For the three months ended June 30, 2006, our SPP network transmission costs were approximately $18.6 million. This amount, less approximately $4.3 million that was retained by the SPP as administration cost, was returned to us as revenue. For the three months ended June 30, 2005, our SPP network transmission costs were approximately $16.6 million with an administration cost of approximately $1.1 million retained by the SPP.

The following table reflects changes in electric sales volumes, as measured by thousands of megawatt hours (MWh) of electricity. No sales volumes are shown for energy marketing, transmission or other. Energy marketing activities are unrelated to electricity we generate.

	Three Months Ended June 30,
	2006	2005	Change	% Change
	(Thousands of MWh)
Residential	1,512	1,446	66	4.6
Commercial	1,839	1,796	43	2.4
Industrial	1,465	1,412	53	3.8
Other retail	24	26	(2)	(7.7)

Total Retail	4,840	4,680	160	3.4
Tariff-based wholesale	1,324	1,310	14	1.1
Market-based wholesale	247	604	(357)	(59.1)

Total	6,411	6,594	(183)	(2.8)

The increase in retail sales reflects the change in rates, including the effect of implementing the RECA authorized by the 2005 KCC Order, and warmer weather. When measured by cooling degree days, the weather during the three months ended June 30, 2006 was 9% warmer than the same period last year and approximately 38% warmer than the 20-year average. We measure cooling degree days at weather stations we believe generally to be reflective of conditions in our service territory.

Tariff-based wholesale sales increased due primarily to higher average prices. The tariff-based sales we made during the three months ended June 30, 2006 were at an approximate 3% higher average price per MWh than during the same period of 2005. The warmer weather also contributed to the greater tariff-based wholesale sales volumes. A decline in sales to a co-owner of Wolf Creek partially offset the increase in tariff-based wholesale sales. We have an agreement with this co-owner to provide it wholesale power during periods when Wolf Creek is out of service. During the three months ended June 30, 2005, Wolf Creek was out of service for scheduled refueling and maintenance. Accordingly, we sold significantly more tariff-based wholesale power to the co-owner last year than during the same period this year.

Due to the coal delivery problems we have experienced, as discussed above in “– Summary of Significant Items – Coal Inventory and Delivery,” we made fewer market-based wholesale sales in an effort to increase our coal inventory in preparation for anticipated greater retail demand associated with the warmer summer months. The market-based sales we made during the three months ended June 30, 2006 were at an approximate 59% higher average price per MWh than during the same period of 2005.

The decrease in energy marketing reflects generally less favorable contract valuations due primarily to unfavorable changes in market prices since we entered into the contracts.

The change in fuel and purchased power expense is the result of the implementation of the RECA, changing volumes produced and purchased, prevailing market conditions and contract provisions that allow for price changes. We no longer recognize in fuel expense the changes in the market value of certain fuel supply contracts. Due to the implementation of the RECA, we now record changes in the market value of certain fuel supply contracts as either a regulatory asset or a regulatory liability. During the three months ended June 30, 2005, a period in which we had not yet begun using the RECA, we recognized a reduction in fuel expense of $13.0 million associated with a favorable change in the market value of certain fuel supply contracts. In addition, during the three months ended June 30, 2006, we recorded an additional $6.0 million in fuel expense to reflect the recovery of previously incurred fuel expense that had been deferred as a regulatory asset in a prior period.

Operating and maintenance expense increased due primarily to an increase in maintenance expenses for outages at the La Cygne Generating Station and Gordon Evans Energy Center, the amortization of $2.9 million of previously deferred storm expense as authorized by the 2005 KCC Order, a $2.0 million increase in SPP network transmission costs and a $1.7 million increase in taxes other than income tax. These higher expenses were partially offset by a reduction in the lease expense related to La Cygne Unit 2.

Depreciation expense increased due primarily to the change in our depreciation rates. Our rates as authorized by the KCC provide for recovery of this increase.

Selling, general and administrative expense decreased due primarily to reduced legal fees associated with matters having to deal with former management. Higher employee benefit expenses, due primarily to increased pension and medical costs, partially offset the decline in selling, general and administrative expense.

Other income decreased due to reduced corporate-owned life insurance proceeds. Income received from corporate-owned life insurance was $2.0 million during the three months ended June 30, 2006 and $5.7 million during the same period of 2005. Other expense decreased due primarily to the termination of the accounts receivable sales facility. During the three months ended June 30, 2005, other expense included a $0.9 million loss on the sale of the accounts receivable sold pursuant to the then existing accounts receivable sales facility.

Interest expense decreased compared to the three months ended June 30, 2005 due to lower interest rates resulting from the refinancing activities discussed in detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our 2005 Form 10-K.

The effective income tax rate was 26% for the three months ended June 30, 2006 and 31% for the same period of 2005. The decrease in the effective tax rate is due primarily to a decrease in the interim period tax adjustment and the utilization of previously unrecognized capital loss carryforwards to offset realized capital gains. This was partially offset by a decrease in the tax benefits from corporate-owned life insurance.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Below we discuss our operating results for the six months ended June 30, 2006 compared to the results for the six months ended June 30, 2005. Changes in results of operations are as follows.

	Six Months Ended June 30,
	2006	2005	Change	% Change
	(In Thousands, Except Per Share Amounts)
SALES:
Residential	$212,295	$196,887	$15,408	7.8
Commercial	206,036	184,825	21,211	11.5
Industrial	131,142	117,089	14,053	12.0
Other retail	(3,924)	410	(4,334)	(b )

Total Retail Sales	545,549	499,211	46,338	9.3
Tariff-based wholesale	89,349	81,859	7,490	9.1
Market-based wholesale	36,139	66,091	(29,952)	(45.3)
Energy marketing	22,163	14,775	7,388	50.0
Transmission (a)	40,127	39,082	1,045	2.7
Other	13,318	10,287	3,031	29.5

Total Sales	746,645	711,305	35,340	5.0

OPERATING EXPENSES:
Fuel and purchased power	221,750	211,408	10,342	4.9
Operating and maintenance	229,071	215,048	14,023	6.5
Depreciation and amortization	97,788	84,860	12,928	15.2
Selling, general and administrative	77,343	82,652	(5,309)	(6.4)

Total Operating Expenses	625,952	593,968	31,984	5.4

INCOME FROM OPERATIONS	120,693	117,337	3,356	2.9

OTHER INCOME (EXPENSE):
Investment earnings	4,833	4,520	313	6.9
Other income	12,468	7,083	5,385	76.0
Other expense	(6,061)	(8,008)	1,947	24.3

Total Other Income	11,240	3,595	7,645	212.7

Interest expense	48,446	57,602	(9,156)	(15.9)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	83,487	63,330	20,157	31.8
Income tax expense	21,284	19,839	1,445	7.3

NET INCOME	62,203	43,491	18,712	43.0
Preferred dividends	485	485	—	—

EARNINGS AVAILABLE FOR COMMON STOCK	$61,718	$43,006	$18,712	43.5

BASIC EARNINGS PER SHARE	$0.71	$0.50	$0.21	42.0

(a)	Transmission: Includes the SPP network transmission tariff. For the six months ended June 30, 2006, our SPP network transmission costs were approximately $37.0 million. This amount, less approximately $5.7 million that was retained by the SPP as administration cost, was returned to us as revenue. For the six months ended June 30, 2005, our SPP network transmission costs were approximately $33.2 million with an administration cost of approximately $2.3 million retained by the SPP.
(b)	Change greater than 1000%.

The following table reflects changes in electric sales volumes, as measured by thousands of MWh of electricity. No sales volumes are shown for energy marketing, transmission or other. Energy marketing activities are unrelated to electricity we generate.

	Six Months Ended June 30,
	2006	2005	Change	% Change
	(Thousands of MWh)
Residential	2,858	2,803	55	2.0
Commercial	3,371	3,320	51	1.5
Industrial	2,853	2,679	174	6.5
Other retail	48	50	(2)	(4.0)

Total Retail	9,130	8,852	278	3.1
Tariff-based wholesale	2,553	2,563	(10)	(0.4)
Market-based wholesale	587	1,629	(1,042)	(64.0)

Total	12,270	13,044	(774)	(5.9)

The increase in retail sales reflects the change in rates, including the effect of implementing the RECA, and warmer weather. When measured by cooling degree days, the weather during the six months ended June 30, 2006 was 9% warmer than the same period last year and approximately 37% warmer than the 20-year average. The increase in industrial sales was due primarily to additional oil refinery load. The change in other retail sales reflects the recognition in the six months ended June 30, 2006 of $9.7 million revenue subject to refund that is due primarily to the difference between estimated fuel and purchased power costs billed to our customers and actual fuel and purchased power costs incurred for our Westar Energy customers. The revenue subject to refund was partially offset by ceasing in December 2005 to accrue for rebates to customers pursuant to a July 25, 2003 KCC order.

Tariff-based wholesale sales increased due primarily to higher average prices while the associated sales volumes decreased slightly due primarily to the decline in sales to a co-owner of Wolf Creek as discussed above in the operating results for the second quarter. The tariff-based sales we made during the six months ended June 30, 2006 were at an approximate 10% higher average price per MWh than during the same period of 2005. About $0.7 million, or 10%, of the increase in tariff-based wholesale sales is attributable to the operation of a fuel adjustment provision permitted in our FERC tariffs.

Market-based wholesale sales and sales volumes decreased due primarily to coal conservation efforts. The market-based sales we made during the six months ended June 30, 2006 were at an approximate 52% higher average price per MWh than during the same period of 2005.

The increase in energy marketing reflects generally favorable contract valuations due primarily to favorable changes in market prices since we entered into contracts.

The change in fuel and purchased power expense is the result of the implementation of the RECA, changing volumes produced and purchased, prevailing market conditions and contract provisions that allow for price changes. We no longer recognize in fuel expense the changes in the market value of certain fuel supply contracts. Due to the implementation of the RECA, we now record changes in the market value of certain fuel supply contracts as either a regulatory asset or a regulatory liability. During the six months ended June 30, 2005, a period in which we had not yet begun using the RECA, we recognized a reduction in fuel expense of $25.3 million associated with a favorable change in the market value of certain fuel supply contracts. In addition, during the six months ended June 30, 2006, we deferred as a regulatory asset the $1.8 million difference between the estimated fuel and purchased power costs that we billed our customers and our higher actual fuel and purchased power costs that we are allowed to collect under the terms of the RECA for our KGE customers.

Operating and maintenance expense increased due primarily to the amortization of $4.9 million of previously deferred storm expense as authorized by the 2005 KCC Order, a $3.8 million increase in SPP network transmission costs, a $3.7 million increase in taxes other than income tax and an increase in maintenance expenses for outages at the La Cygne Generating Station and Gordon Evans Energy Center. These higher expenses were partially offset by a reduction in the lease expense related to La Cygne Unit 2.

Depreciation expense increased due primarily to the change in our depreciation rates. Our rates as authorized by the KCC provide for recovery of this increase.

Selling, general and administrative expense decreased due primarily to reduced legal fees associated with matters having to deal with former management and a decline in insurance costs. Higher employee benefit expenses, due primarily to increased pension and medical costs, partially offset these declines.

Other income increased due primarily to the receipt of proceeds from corporate-owned life insurance. Income received from corporate-owned life insurance was $11.6 million during the six months ended June 30, 2006 and $5.7 million during the same period of 2005. Other expense decreased due primarily to the termination of the accounts receivable sales facility. Other expense included a $0.8 million loss on the sale of accounts receivable during the six months ended June 30, 2006, compared to a $1.6 million loss during the same period of 2005.

Interest expense decreased compared to the six months ended June 30, 2005 due to lower debt balances and lower interest rates resulting from the refinancing activities discussed in detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our 2005 Form 10-K.

The effective income tax rate was 26% for the six months ended June 30, 2006 and 31% for the same period of 2005. The decrease in the effective tax rate is due primarily to the utilization of previously unrecognized capital loss carryforwards to offset realized capital gains.

FINANCIAL CONDITION

Below we discuss significant balance sheet changes as of June 30, 2006 compared to December 31, 2005.

Inventories and supplies increased due primarily to increases in our coal and oil inventories.

The fair market value of our net energy marketing contracts decreased $69.5 million, to $48.4 million as of June 30, 2006, from $117.9 million as of December 31, 2005, due primarily to lower market valuations on our coal supply contract for Lawrence and Tecumseh Energy Centers. Due to the KCC having authorized our use of the RECA, we no longer recognize in current period fuel expense the changes in the market value of certain fuel supply contracts. Due to the implementation of the RECA, we now record changes in the market value of certain fuel supply contracts as either a regulatory asset or a regulatory liability.

Prepaid expenses increased due primarily to pre-payment of interest associated with our corporate-owned life insurance policies.

Total restricted cash decreased due to the return of $26.0 million of collateral we had previously been required to post related to a capacity and transmission agreement. In May 2006, Moody’s upgraded its credit ratings for our debt securities, which met conditions in the agreement that allowed the deposited funds to be released.

Other long-term assets decreased due primarily to the payment we received for our shares of Guardian preferred stock as discussed above in Note 11 of the Notes to Condensed Consolidated Financial Statements, “Guardian International Preferred Stock.”

As of June 30, 2006, we had no current maturities of long-term debt. Current maturities of long-term debt as of December 31, 2005 consisted of the $100.0 million outstanding aggregate principal amount of KGE 6.2% first mortgage bonds that we repaid in January 2006.

We increased short-term debt due to increased borrowings under the Westar Energy revolving credit facility. We used a portion of the borrowings to repay the KGE first mortgage bonds that were due in January 2006. In addition, we used borrowings under the revolving credit facility to meet on-going operational needs.

Total regulatory liabilities decreased $58.1 million due primarily to the change in the market value of certain fuel supply contracts. As of June 30, 2006, we recorded a regulatory liability of $42.8 million compared with $117.7 million as of December 31, 2005 to recognize the cumulative mark-to-market adjustments associated with certain outstanding fuel supply contracts. Partially offsetting this decline was approximately $9.7 million of revenue subject to refund and a $9.8 million increase in other regulatory liabilities.

Accrued employee benefits decreased due primarily to a $20.8 million voluntary contribution we made to our pension trust on March 21, 2006.

Changes in temporary equity, paid-in capital and unearned compensation were due primarily to the implementation of SFAS No. 123R as discussed in detail in Note 2 of the Notes to Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies – Stock Based Compensation.”

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

Capital Resources

As of June 30, 2006, we had $10.0 million in unrestricted cash and cash equivalents. In addition, Westar Energy had $254.7 million available under its $500.0 million revolving credit facility against which $198.0 million had been borrowed and $47.3 million of letters of credit had been issued.

Debt Financings

On June 1, 2006, we refinanced $100.0 million of pollution control bonds, which were to mature in 2031. We replaced this issue with two new pollution control bond series of $50.0 million each. One series carries an interest rate of 4.85% and matures in 2031. The second series carries a variable interest rate and also matures in 2031.

On March 17, 2006, Westar Energy amended and restated the revolving credit facility dated May 6, 2005 to increase the size of the facility, extend its term and reduce borrowing costs. The amended and restated revolving credit facility matures on March 17, 2011. So long as there is no default or event of default under the revolving credit facility, we may elect to extend the term of the credit facility for up to an additional two years, subject to lender participation. The facility allows us to borrow up to an aggregate amount of $500.0 million, including letters of credit up to a maximum aggregate amount of $150.0 million. We may elect, subject to FERC approval, to increase the aggregate amount of borrowings under the facility to $750.0 million by increasing the commitment of one or more lenders who have agreed to such increase, or by adding one or more new lenders with the consent of the Administrative Agent and any letter of credit issuing bank, which will not be unreasonably withheld, so long as there is no default or event of default under the revolving credit facility.

On January 17, 2006, we repaid $100.0 million aggregate principal amount of 6.2% first mortgage bonds with cash on hand and borrowings under the revolving credit facility.

Credit Ratings

In May 2006, Moody’s Investors Service upgraded its credit ratings for our securities as shown in the table below and changed its outlook for our ratings to stable. In March 2006, Fitch Investors Service upgraded its credit ratings for our securities as shown in the table below and changed its outlook for our ratings to stable. Ratings with these agencies shown in the table below are as of July 14, 2006.

	Westar Energy Mortgage Bond Rating	Westar Energy Unsecured Debt	KGE Mortgage Bond Rating
Standard & Poor’s Ratings Group	BBB-	BB-	BBB
Moody’s Investors Service	Baa2	Baa3	Baa2
Fitch Investors Service	BBB	BBB-	BBB

Cash Flows (used in) from Operating Activities

We used $30.5 million of cash for operating activities in the six months ended June 30, 2006 compared with cash provided from operating activities of $90.1 million during the same period of 2005. The decrease in cash flows from operating activities was due to the termination of our accounts receivables sales program, a $39.4 million payment of income taxes, a $20.8 million voluntary contribution to our pension trust and a $14.9 million increase in La Cygne Unit 2 lease payments. During the six months ended June 30, 2005, we used approximately $31.6 million for system restoration costs related to an ice storm that affected our service territory in January 2005 and approximately $14.2 million for the Wolf Creek refueling outage. We received $30.0 million from the sale of accounts receivable during the six months ended June 30, 2005.

Cash Flows used in Investing Activities

The utility business is capital intensive and requires significant investment in plant on an annual basis. We spent $140.5 million in the six months ended June 30, 2006 and $106.3 million in the same period of 2005 on net additions to utility property, plant and equipment, which included construction at La Cygne during 2006 and costs associated with the refueling outage at Wolf Creek during 2005. During the six months ended June 30, 2006, we received $8.8 million from investments in corporate-owned life insurance, $23.2 million from investments and $26.0 million from the return of funds previously restricted. During the six months ended June 30, 2005, we received proceeds from our investment in corporate-owned life insurance of $10.5 million.

Cash Flows from Financing Activities

Financing activities in the six months ended June 30, 2006 provided $106.1 million of cash compared to $399.3 million in the same period of 2005. In the six months ended June 30, 2006, short-term debt provided $198.0 million, proceeds from long-term debt provided $99.7 million and borrowings from corporate-owned life insurance provided $57.5 million; we used cash primarily to retire long-term debt, repay corporate-owned life insurance borrowings and pay dividends. In the six months ended June 30, 2005, we received cash primarily from the issuance of long-term debt and from drawing $38.5 million under Westar Energy’s revolving credit facility. We used cash primarily to retire long-term debt and pay dividends.

OFF-BALANCE SHEET ARRANGEMENTS

In March 2006, we terminated our accounts receivable sales program. For additional information, see our 2005 Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

From December 31, 2005 through June 30, 2006, there have been no material changes outside the ordinary course of business in our contractual obligations and commercial commitments. For additional information, see our 2005 Form 10-K.

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

Total unrecognized compensation cost related to RSU awards was $5.3 million as of June 30, 2006. We expect to recognize these costs over a remaining weighted-average period of 2.2 years. Upon adoption of SFAS No. 123R, we were required to charge $10.3 million of unearned stock compensation against additional paid-in capital. There were no modifications of awards during the six months ended June 30, 2006 or 2005.

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

Customer Rebates

During the six months ended June 30, 2006 and 2005, we made rebates to customers of $10.0 million and $10.5 million, respectively, in accordance with a July 25, 2003 KCC Order.

Real-Time Energy Imbalance Market

As discussed in our 2005 Form 10-K, the SPP is required by FERC to implement a real-time energy imbalance market. An energy imbalance exists when a transmission user’s power inputs to the grid do not match its power outputs from the grid. The intent of a real-time market system is to permit efficient balancing of energy production and consumption by facilitating a real time energy market. At the July 25, 2006 SPP board meeting, the SPP board approved a plan to begin market operations November 1, 2006. At such time energy imbalances will be financially settled. At this time, we are unable to determine what impact this may have on our results of operations.

Fair Value of Energy Marketing Contracts

The tables below show the fair value of energy marketing and fuel contracts that were outstanding as of June 30, 2006, their sources and maturity periods.

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding as of December 31, 2005	$117,929
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	(21,826)
Changes in fair value of contracts outstanding at the beginning and end of the period	(50,122)
Fair value of new contracts entered into during the period	2,458

Fair value of contracts outstanding as of June 30, 2006 (a)	$48,439

(a)	Approximately $42.8 million of the fair value is recognized as a regulatory liability.

The sources of the fair values of the financial instruments related to these contracts are summarized in the following table.

	Fair Value of Contracts at End of Period
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years
	(In Thousands)
Prices actively quoted (futures)	$1,235	$1,235	$—	$—
Prices provided by other external sources (swaps and forwards)	25,948	12,402	11,315	2,231
Prices based on option pricing models (options and other) (a)	21,256	5,465	12,706	3,085

Total fair value of contracts outstanding	$48,439	$19,102	$24,021	$5,316

(a)	Options are priced using a series of techniques, such as the Black option pricing model.

New Accounting Pronouncement – Accounting for Uncertainty in Income Taxes

In July 2006, FASB released FIN 48, which prescribes a comprehensive model for how companies should recognize, measure and disclose in their financial statements uncertain tax positions taken, or expected to be taken, on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We anticipate adopting the guidance effective January 1, 2007. We are currently evaluating what impact the adoption of FIN 48 will have on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2006, exposure to interest rate risk increased as discussed below. No other significant changes have occurred in our exposure to market risk from December 31, 2005 through June 30, 2006. For additional information, see our 2005 Form 10-K, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Interest Rate Exposure

From December 31, 2005 to June 30, 2006, variable rate debt and current maturities of fixed rate debt increased $148.0 million. A 100 basis point change in interest rates applicable to each of these instruments would impact net income on an annualized basis by approximately $4.7 million. This represents an increase in our exposure to interest rate risk on an annualized basis of approximately $2.4 million, from $2.3 million as of December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and our subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2006, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Information on other legal proceedings is set forth in Notes 3, 7, 8, 9 and 10 of the Notes to Condensed Consolidated Financial Statements, “Rate Matters and Regulation,” “Commitments and Contingencies – EPA New Source Review,” “Legal Proceedings,” “Ongoing Investigations – Department of Labor Investigation,” and “Potential Liabilities to David C. Wittig and Douglas T. Lake,” respectively, which are incorporated herein by reference.

ITEM 1A. RISK FACTORS

There were no material changes in our risk factors from December 31, 2005 through June 30, 2006. For additional information, see our 2005 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders on May 16, 2006. At the meeting, the holders of 76,772,883 shares voted either in person or by proxy to elect three Class I directors. Mr. Charles Q. Chandler IV, Mr. R.A. Edwards and Ms. Sandra A.J. Lawrence were elected Class I directors to serve a term of three years.

	Votes
	For	Withheld
Charles Q. Chandler IV	73,543,993	3,228,890
R.A. Edwards	75,625,869	1,147,014
Sandra A.J. Lawrence	76,004,502	768,381

The shareholders present or represented at the meeting voted for the ratification and confirmation of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2006. The result of the vote taken was as follows:

	Votes
	For	Against	Abstain
Deloitte & Touche LLP	76,220,267	285,574	267,042

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

4	Forty-Sixth Supplemental Indenture dated June 1, 2006 between Kansas Gas and Electric Company and BNY Midwest Trust Company, as Trustee

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended June 30, 2006

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended June 30, 2006

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended June 30, 2006 (furnished and not to be considered filed as part of the Form 10-Q)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAR ENERGY, INC.

Date: August 9, 2006	By:	/s/ Mark A. Ruelle
Mark A. Ruelle, Executive Vice President and Chief Financial Officer