Form 10-Q
period 2006-09-30
WESTAR ENERGY INC /KS
filed 2006-11-03
CIK 54507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	87,334,624 shares
(Class)	(Outstanding at October 25, 2006)

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

•	capital expenditures,

•	earnings,

•	liquidity and capital resources,

•	litigation,

•	accounting matters,

•	possible corporate restructurings, acquisitions and dispositions,

•	compliance with debt and other restrictive covenants,

•	interest rates and dividends,

•	environmental matters,

•	nuclear operations, and

•	the overall economy of our service area.

What happens in each case could vary materially from what we expect because of such things as:

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	economic and capital market conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather,

•	the ultimate impact of the rulings by the Kansas Court of Appeals arising from appeals filed by interveners of portions of the Kansas Corporation Commission’s December 28, 2005 rate order,

•	the outcome of the Federal Energy Regulatory Commission transmission formula rate application filed on May 2, 2005,

•	the impact of regional transmission organizations and independent system operators, including the development of new market mechanisms for energy markets in which we participate,

•	rates, cost recoveries and other regulatory matters including the outcome of our request for reconsideration of the September 6, 2006 Federal Energy Regulatory Commission order,

•	the impact of changes and downturns in the energy industry and the market for trading wholesale electricity,

•	the outcome of the notice of violation received on January 22, 2004 from the Environmental Protection Agency and other environmental matters,

•	political, legislative, judicial and regulatory developments at the municipal, state and federal level,

•	the impact of our potential liability to David C. Wittig and Douglas T. Lake for unpaid compensation and benefits and the impact of claims they have made against us related to the termination of their employment and the publication of the report of the special committee of the board of directors,

•	the impact of changes in interest rates,

•	the impact of changes in interest rates on pension and other post-retirement and post-employment benefit liability calculations, as well as actual and assumed investment returns on pension plan assets,

•	the impact of changes in estimates regarding our Wolf Creek Generating Station decommissioning obligation,

•	changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown of nuclear generating facilities,

•	uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel storage and disposal,

•	regulatory requirements for utility service reliability,

•	homeland security considerations,

•	coal, natural gas, oil and wholesale electricity prices,

•	availability and timely provision of our fuel supply, and

•	other circumstances affecting anticipated operations, sales and costs.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WESTAR ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,071	$38,539
Restricted cash	—	2,430
Accounts receivable, net	195,716	124,711
Inventories and supplies, net	136,570	101,818
Energy marketing contracts	45,851	55,948
Tax receivable	19,510	1,565
Deferred tax assets	19,732	19,211
Prepaid expenses	40,600	30,452
Regulatory assets	28,813	39,300
Other	19,479	61,646

Total Current Assets	515,342	475,620

PROPERTY, PLANT AND EQUIPMENT, NET	3,967,510	3,947,732

OTHER ASSETS:
Restricted cash	—	25,014
Regulatory assets	360,248	398,198
Nuclear decommissioning trust	103,663	100,803
Energy marketing contracts	17,377	75,698
Other	182,250	187,004

Total Other Assets	663,538	786,717

TOTAL ASSETS	$5,146,390	$5,210,069

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$100,000
Short-term debt	87,000	—
Accounts payable	127,929	109,807
Accrued taxes	124,194	100,568
Energy marketing contracts	29,559	11,710
Accrued interest	19,845	36,609
Regulatory liabilities	34,726	50,970
Other	99,125	140,403

Total Current Liabilities	522,378	550,067

LONG-TERM LIABILITIES:
Long-term debt, net	1,563,196	1,562,990
Deferred income taxes	885,211	911,135
Unamortized investment tax credits	60,465	65,558
Deferred gain from sale-leaseback	126,391	130,513
Accrued employee benefits	145,075	158,418
Asset retirement obligations	83,232	129,888
Energy marketing contracts	135	2,007
Regulatory liabilities	83,562	111,523
Other	144,424	150,531

Total Long-Term Liabilities	3,091,691	3,222,563

COMMITMENTS AND CONTINGENCIES (See Notes 7 and 8)

TEMPORARY EQUITY (See Note 2)	7,612	—

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock, par value $100 per share; authorized 600,000 shares; issued and outstanding 214,363 shares	21,436	21,436
Common stock, par value $5 per share; authorized 150,000,000 shares; issued 87,258,965 and 86,835,371 shares, respectively	436,295	434,177
Paid-in capital	912,832	923,083
Unearned compensation	—	(10,257)
Retained earnings	195,154	109,987
Accumulated other comprehensive loss, net	(41,008)	(40,987)

Total Shareholders’ Equity	1,524,709	1,437,439

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,146,390	$5,210,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,
	2006	2005
SALES	$515,947	$477,896

OPERATING EXPENSES:
Fuel and purchased power	169,053	132,030
Operating and maintenance	115,024	107,719
Depreciation and amortization	50,452	42,821
Selling, general and administrative	41,832	42,071

Total Operating Expenses	376,361	324,641

INCOME FROM OPERATIONS	139,586	153,255

OTHER INCOME (EXPENSE):
Investment earnings	1,140	4,732
Other income	4,285	848
Other expense	(4,271)	(5,094)

Total Other Income	1,154	486

Interest expense	25,757	26,886

INCOME BEFORE INCOME TAXES	114,983	126,855
Income tax expense	24,949	42,380

NET INCOME	90,034	84,475
Preferred dividends	242	242

EARNINGS AVAILABLE FOR COMMON STOCK	$89,792	$84,233

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING (see Note 2):
Basic earnings available	$1.03	$0.97

Diluted earnings available	$1.02	$0.96

Average equivalent common shares outstanding	87,578,093	86,949,726
DIVIDENDS DECLARED PER COMMON SHARE	$0.25	$0.23

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
SALES	$1,262,592	$1,189,201

OPERATING EXPENSES:
Fuel and purchased power	390,803	343,437
Operating and maintenance	344,095	322,767
Depreciation and amortization	148,240	127,682
Selling, general and administrative	119,174	124,723

Total Operating Expenses	1,002,312	918,609

INCOME FROM OPERATIONS	260,280	270,592

OTHER INCOME (EXPENSE):
Investment earnings	5,973	9,252
Other income	16,753	7,931
Other expense	(10,333)	(13,102)

Total Other Income	12,393	4,081

Interest expense	74,203	84,488

INCOME BEFORE INCOME TAXES	198,470	190,185
Income tax expense	46,233	62,218

NET INCOME	152,237	127,967
Preferred dividends	727	727

EARNINGS AVAILABLE FOR COMMON STOCK	$151,510	$127,240

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING (see Note 2):
Basic earnings available	$1.73	$1.47

Diluted earnings available	$1.72	$1.46

Average equivalent common shares outstanding	87,440,865	86,783,512
DIVIDENDS DECLARED PER COMMON SHARE	$0.75	$0.69

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended September 30,
	2006	2005
NET INCOME	$90,034	$84,475

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding (loss) gain on marketable securities arising during the period	(53)	40

Other Comprehensive (Loss) Income	(53)	40

COMPREHENSIVE INCOME	$89,981	$84,515

	Nine Months Ended September 30,
	2006	2005
NET INCOME	$152,237	$127,967

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding (loss) gain on marketable securities arising during the period	(21)	40

Other Comprehensive (Loss) Income	(21)	40

COMPREHENSIVE INCOME	$152,216	$128,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
		Revised (See Note 2)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$152,237	$127,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148,240	127,682
Amortization of nuclear fuel	11,698	9,368
Amortization of deferred gain from sale-leaseback	(4,121)	(7,095)
Amortization of prepaid corporate-owned life insurance	12,204	12,928
Non-cash stock compensation	2,013	2,522
Net changes in energy marketing assets and liabilities	(10,186)	(55,222)
Accrued liability to certain former officers	1,710	2,418
Net deferred income taxes and credits	1,999	69,367
Stock based compensation excess tax benefits	(655)	—
Changes in working capital items, net of acquisitions and dispositions:
Accounts receivable, net	(71,005)	(25,725)
Inventories and supplies	(34,752)	27,444
Prepaid expenses and other	6,674	(40,537)
Accounts payable	9,444	2,074
Accrued taxes	5,682	72,280
Other current liabilities	(40,697)	(47,611)
Changes in other, assets	(1,993)	(15,949)
Changes in other, liabilities	(31,848)	(15,088)

Cash flows from operating activities	156,644	246,823

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(200,367)	(145,949)
Purchase of securities within the nuclear decommissioning trust fund	(295,366)	(271,325)
Sale of securities within the nuclear decommissioning trust fund	291,961	267,613
Investment in corporate-owned life insurance	(19,127)	(19,346)
Proceeds from investment in corporate-owned life insurance	9,503	10,794
Proceeds from other investments	52,357	12,267

Cash flows used in investing activities	(161,039)	(145,946)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	87,000	—
Proceeds from long-term debt	99,662	642,807
Retirements of long-term debt	(200,000)	(741,847)
Repayment of capital leases	(3,617)	(3,686)
Borrowings against cash surrender value of corporate-owned life insurance	58,370	56,532
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(10,017)	(12,229)
Stock based compensation excess tax benefits	655	—
Issuance of common stock, net	1,776	5,079
Cash dividends paid	(60,134)	(55,859)

Cash flows used in financing activities	(26,305)	(109,203)

NET CASH FLOWS FROM INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS	1,232	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(29,468)	(8,326)

CASH AND CASH EQUIVALENTS:
Beginning of period	38,539	24,611

End of period	$9,071	$16,285

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

Use of Management’s Estimates

When we prepare our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, valuation of commodity contracts, depreciation, unbilled revenue, investments, valuation of our energy marketing portfolio, intangible assets, fuel costs billed under the terms of our retail energy cost adjustment (RECA), income taxes, pension and other post-retirement and post-employment benefits, our asset retirement obligations including decommissioning of Wolf Creek, environmental issues, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:
Denominator for basic earnings per share – weighted average equivalent shares	87,578,093	86,949,726	87,440,865	86,783,512
Effect of dilutive securities:
Employee stock options	1,069	1,901	931	1,784
Restricted share units	670,175	600,680	652,831	588,387

Denominator for diluted earnings per share – weighted average equivalent shares	88,249,337	87,552,307	88,094,627	87,373,683

Potentially dilutive shares not included in the denominator since they are antidilutive	162,570	214,340	162,570	214,340

Stock Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R) for stock-based compensation plans. Under SFAS No. 123R, all stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the consolidated statements of income over the requisite service period. On March 29, 2005, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin (SAB) No. 107 on Share-Based Payment to express the views of the staff regarding the interaction between SFAS No. 123R and SEC rules and regulations as well as provide staff’s view on valuation of stock-based compensation arrangements for public companies. The SAB No. 107 guidance was taken into consideration with the implementation of SFAS No. 123R.

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

The table below shows compensation expense and income tax benefits related to stock-based compensation arrangements that are included in our net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In Thousands)
Compensation expense	$479	$1,013	$2,017	$3,637
Income tax benefits related to stock-based compensation arrangements	190	403	802	1,447

The incremental amount of stock-based compensation expense that was disclosed and not included in our consolidated statements of income for the three and nine months ended September 30, 2005 was not material to our consolidated results of operations and did not change basic or diluted earnings per share.

Restricted share unit (RSU) awards are grants that entitle the holder to receive shares of common stock as the awards vest. These RSU awards are defined in SFAS No. 123R as nonvested shares and do not include restrictions once the awards have vested. We measure the fair value of the RSU awards based on the market price of the underlying common stock as of the date of grant and recognize that cost as an expense in the consolidated statements of income over the requisite service period. The requisite service periods range from one to ten years. RSU awards issued after adoption of SFAS No. 123R with only service conditions that have a graded vesting schedule will be recognized as an expense in the consolidated statements of income on a straight-line basis over the requisite service period for the entire award. Awards issued prior to adoption of SFAS No. 123R will continue to be recognized as an expense in the consolidated statements of income on a straight-line basis over the requisite service period for each separately vesting portion of the award.

During the nine months ended September 30, 2006, our RSU activity was as shown in the following table.

	Shares	Weighted Average Grant-Date Fair Value
	(In Thousands)
Restricted Share Units:
Nonvested balance as of January 1, 2006	1,094.5	$18.54
Granted	83.1	21.55
Vested	(187.6)	14.68
Forfeited	(12.7)	21.57

Nonvested balance as of September 30, 2006	977.3	19.71

Total unrecognized compensation cost related to RSU awards was $3.7 million as of September 30, 2006. We expect to recognize these costs over a remaining weighted-average period of 5.5 years. Upon adoption of SFAS No. 123R, we were required to charge $10.3 million of unearned stock compensation against additional paid-in capital. There were no modifications of awards during the three and nine months ended September 30, 2006 or 2005.

SFAS No. 123R requires that forfeitures be estimated over the vesting period, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs. The cumulative effect of the use of the estimated forfeiture method for prior periods upon adoption of SFAS No. 123R was not material.

RSU awards that can be settled in cash upon a change in control were reclassified from permanent equity to temporary equity upon adoption of SFAS No. 123R. As of September 30, 2006, we had $7.6 million of temporary equity on our consolidated balance sheet. If we determine it is probable that these awards will be settled in cash, the awards will be reclassified as a liability.

Stock options granted between 1996 and 2001 are completely vested and expire 10 years from the date of grant. All 165,670 outstanding options are exercisable. There were 150 options exercised and 39,070 options forfeited during the three months ended September 30, 2006. During the nine months ended September 30, 2006, there were 3,975 options exercised and 49,945 options forfeited. We currently have no plans to issue new stock option awards.

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

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2006	2005
	(In Thousands)
CASH PAID FOR:
Interest on financing activities, net of amount capitalized	$81,835	$82,248
Income taxes	61,632	212
NON-CASH INVESTING TRANSACTIONS:
Property, plant and equipment additions	19,218	6,867
NON-CASH FINANCING TRANSACTIONS:
Issuance of common stock for reinvested dividends and RSUs	7,377	10,054
Assets acquired through capital leases	3,728	3,204

New Accounting Pronouncements

SFAS No. 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the Financial Accounting Standards Board (FASB) released SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R).” Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The recognition and disclosure provisions of SFAS No. 158 are required to be adopted as of December 31, 2006. We are still evaluating the final impact this standard will have on our consolidated financial statements, but believe at this time that it will decrease equity by approximately $90.0 million, net of tax. We are pursuing regulatory authority to allow us to recognize this item as a regulatory asset pursuant to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” rather than as a charge to equity. The actual impact of the adoption of SFAS No. 158 could differ significantly from this estimate due to plan asset performance for the year, the discount rates in effect when plan liabilities are measured and regulatory treatment.

SFAS No. 157 – Fair Value Measurements

In September 2006, FASB released SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We anticipate adopting the guidance effective January 1, 2008. We are currently evaluating what impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

SAB No. 108 – Effects of Prior Year Misstatements on Current Year Financial Statements

In September 2006, the staff of the SEC released SAB No. 108 on Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of either (1) the error quantified as the amount by which the current year income statement was misstated (rollover method) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (iron curtain method). The guidance provided in SAB No. 108 requires both methods to be used in quantifying a misstatement. This guidance should be applied to annual financial statements for fiscal years ending after November 15, 2006. The cumulative effect of the change in method of quantifying errors, if any, can be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year with the offsetting adjustment made to the opening balance of retained earnings for that year. Alternatively, a company may restate prior periods. SAB No. 108 requires disclosure of the nature and amount of each individual error being corrected in the cumulative adjustment, as well as disclosure of when and how each error being corrected arose and the fact that the errors had previously been considered immaterial. We are currently evaluating the effect this bulletin will have on our consolidated financial statements, but believe it will not have an impact.

FIN 48 – Accounting for Uncertainty in Income Taxes

In July 2006, FASB released FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how companies should recognize, measure and disclose in their financial statements uncertain tax positions taken, or expected to be taken, on a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We anticipate adopting the guidance effective January 1, 2007. We are currently evaluating what impact the adoption of FIN 48 will have on our consolidated financial statements.

Reclassifications and Revisions

We have reclassified and revised certain prior year amounts to conform with classifications used in the current-year presentation as necessary for a fair presentation of the financial statements. We have revised the prior year’s presentation of our consolidated statements of cash flows to reflect investments in and proceeds from purchases and sales of marketable securities in our nuclear decommissioning trust on a gross basis, rather than net.

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

The Kansas Court of Appeals held: (1) the KCC’s approval of a transmission delivery charge, in the circumstances of this case, violated the Kansas statutes that authorize a transmission delivery charge, (2) the KCC’s approval of recovery of terminal net salvage, adjusted for inflation, in our depreciation rates was not supported by substantial competent evidence, and (3) the KCC’s reversal of its prior rate treatment of the La Cygne Generating Station (La Cygne) Unit 2 sale-leaseback transaction was not sufficiently justified and was thus unreasonable, arbitrary and capricious.

At this time, we are unable to predict the ultimate impact of the decision by the Kansas Court of Appeals or when we will be able to determine such impact. We believe the decision on these three issues was erroneous and we and one other party have filed petitions for review of the decision with the Kansas Supreme Court setting forth the reasons we believe the decision should be reversed. The Kansas Supreme Court has discretion to grant or deny the petitions for review and has not yet ruled on the petitions. If the Kansas Supreme Court does not grant the petitions for review, or affirms the decision of the Kansas Court of Appeals, on remand the KCC will consider further the portions of its order that were reversed. We are unable to predict the actions the KCC may take on the relevant issues. On remand, the KCC could require that we refund amounts collected to date to the extent that such amounts exceed the amounts authorized in a new order issued by the KCC. We have not recorded any potential refund obligations related to these issues.

We are currently recovering approximately $14.0 million annually related to terminal net salvage. Through September 30, 2006, we have recovered $9.4 million. If we cannot continue recovering terminal net salvage, the impact would be a decrease in cash flow. Amounts we are currently recovering in rates for terminal net salvage are recorded as a regulatory liability. If the rate treatment of the La Cygne Unit 2 sale-leaseback transaction is reversed, the impact would be an annual decrease of approximately $8.0 million in our income from operations.

FERC Proceedings

Request for Change in Transmission Rates

On May 2, 2005, we filed applications with the Federal Energy Regulatory Commission (FERC) that proposed a formula transmission rate providing for annual adjustments to reflect changes in our transmission costs. This is consistent with our proposals filed with the KCC on May 2, 2005 to charge retail customers separately for transmission service through a transmission delivery charge. These proposed FERC transmission rates became effective, subject to refund, December 1, 2005. We reached a settlement with all parties in the FERC transmission rate proceeding. The parties submitted the settlement to the FERC settlement judge on July 7, 2006 and the judge subsequently certified the settlement for approval. We anticipate a decision from FERC during the fourth quarter of 2006. We can provide no assurance that FERC will ultimately approve the settlement. As of September 30, 2006 we had recorded a refund obligation of $2.3 million, which we believe to be consistent with the provisions of the July 7, 2006 settlement agreement.

Market-based Rates

On March 23, 2005, FERC instituted a proceeding concerning the reasonableness of our market-based rates in our electric control area and the electrical control areas of Midwest Energy, Inc. and Aquila, Inc.’s West Plains – Kansas Energy division. We provided FERC with information it requested for its analysis. On September 6, 2006, FERC issued an order (2006 FERC Order) conditionally accepting a settlement that confirms the cost-based prices we can charge for future wholesale power sales made inside the referenced control areas. In addition, FERC confirmed that we can charge market-based prices for future wholesale power sales made outside the referenced control areas. We do not expect this portion of the 2006 FERC Order to significantly impact our future consolidated results of operations.

The 2006 FERC Order also requires that we make refunds, with interest, to the extent that we made wholesale power sales after June 7, 2005 at prices above the prices permitted under the mitigation proposal accepted by FERC. This refund obligation applies to certain wholesale power sales made inside the referenced control areas for consumption outside the referenced control areas at market-based prices that exceeded the cost-based prices permitted by the 2006 FERC Order.

We believe our potential refund liability is limited principally to wholesale power sales made at market-based prices after June 7, 2005 inside the referenced control areas for consumption outside the referenced control areas. We believe the potential refund liability does not apply, for example, to any wholesale power sales made outside the referenced control areas for delivery and consumption outside the referenced control areas or to sales made to other utilities under long-term cost-based contracts or cost-of-service tariffs. Substantially all of our market-based wholesale sales made after April 2006 were sold outside the referenced control areas for delivery and consumption outside the referenced control areas. Furthermore, we believe that any refund liability will reduce the credit we are required to make under our retail energy cost adjustment to recoverable fuel costs based on the average of the margins realized from market-based wholesale sales. We have recorded a refund obligation of $0.7 million as of September 30, 2006, which we believe is consistent with the provisions of the 2006 FERC Order.

We requested a rehearing of the 2006 FERC Order and are considering other administrative or legal remedies that may be available to us.

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

6. INCOME TAXES AND TAXES OTHER THAN INCOME TAXES

We recorded income tax expense of approximately $24.9 million with an effective income tax rate of 22% for the three months ended September 30, 2006, and $42.4 million with an effective income tax rate of 33% for the same period of 2005. The decrease in the effective tax rate is due primarily to increases in non-taxable income from corporate-owned life insurance and the deduction for qualified domestic production activities, and the reversal of tax reserves as a result of a favorable re-evaluation of uncertain tax positions.

We recorded income tax expense of $46.2 million with an effective tax rate of 23% for the nine months ended September 30, 2006, and $62.2 million with an effective tax rate of 33% for the same period of 2005. The decrease in the effective tax rate is due primarily to the utilization of previously unrecognized capital loss carryforwards to offset realized capital gains, increases in non-taxable income from corporate-owned life insurance and the deduction for qualified domestic production activities, and the reversal of tax reserves as a result of a favorable re-evaluation of uncertain tax positions.

As of September 30, 2006 and December 31, 2005, we had recorded a reserve for uncertain tax positions of $51.0 million and $50.8 million, respectively. The tax positions may involve income, deductions or credits reported in prior year income tax returns that we believe were treated properly on such tax returns. The tax returns containing these tax reporting positions are currently under audit or will likely be audited by the Internal Revenue Service or other taxing authorities. The timing of the resolution of these audits is uncertain. If the positions taken on the tax returns are ultimately upheld or not challenged within the time available for such challenges, we will reverse these tax provisions to income. If the positions taken on the tax returns are determined to be inappropriate, we may be required to make cash payments for taxes and interest. The reserves are determined based on our best estimate of probable assessments by the applicable taxing authorities and are adjusted, from time to time, based on changing facts and circumstances. During the three months ended September 30, 2006, we reassessed the liability related to uncertain income tax positions and reduced our tax reserve by $2.3 million. The decrease in the reserve was offset by additional interest accruals.

As of September 30, 2006 and December 31, 2005, we also had a reserve of $6.7 million and $6.1 million, respectively, for probable assessments of taxes other than income taxes.

7. COMMITMENTS AND CONTINGENCIES

Environmental Projects

Kansas City Power & Light Company began updating or installing additional equipment related to emissions controls at La Cygne Unit 1 in 2005. We will continue to incur costs through the scheduled completion in 2009. We anticipate that our share of these capital costs may be approximately $105.0 million. Additionally, we have identified the potential for up to $515.0 million of capital expenditures at other power plants for environmental projects during approximately the next eight years. This amount could increase depending on the resolution of the Environmental Protection Agency (EPA) New Source Review described below. In addition to the capital investment, were we to install such equipment, we anticipate that we would incur significant annual expense to operate and maintain the equipment and the operation of the equipment would reduce net production from our plants. The environmental cost recovery rider (ECRR) approved in the 2005 KCC Order allows for the timely inclusion in rates of capital expenditures tied directly to environmental improvements required by the Clean Air Act. However, increased operating and maintenance costs, other than expenses related to production-related consumables, such as limestone, can be recovered only through a change in base rates following a rate review.

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

We are in discussions with the EPA concerning this matter in an attempt to reach a settlement. We expect that any settlement with the EPA could require us to update or install emissions controls at Jeffrey Energy Center. Additionally, we might be required to update or install emissions controls at our other coal-fired plants, pay fines or penalties, or take other remedial action. Together, these costs could be material. The EPA has informed us that it has referred this matter to the Department of Justice (DOJ) for the DOJ to consider whether to pursue an enforcement action in federal district court. We believe that costs related to updating or installing emissions controls would qualify for recovery through the ECRR. If we were to reach a settlement with the EPA, we may be assessed a penalty. The penalty could be material and may not be recovered in rates. We are not able to estimate the possible loss or range of loss at this time.

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

We and certain of our present and former officers and employees were defendants in a consolidated purported class action lawsuit filed in United States District Court in Topeka, Kansas, “In Re Westar Energy ERISA Litigation, Master File No. 03-4032-JAR.” The lawsuit was brought on behalf of participants in, and beneficiaries of, our Employees’ 401(k) Savings Plan between July 1, 1998 and January 1, 2003. On January 31, 2006, we reached an agreement in principle with the plaintiffs to settle this lawsuit for $9.25 million to be paid by our insurance carrier. The full terms of the proposed settlement are set forth in a Class Action Settlement Agreement dated March 23, 2006 filed with the court. On July 27, 2006, the court issued an order that approved the proposed settlement, approved plaintiffs’ attorneys’ fees and litigation expenses totaling $2.9 million to be paid from the settlement fund, and directed the parties to consummate the settlement in accordance with the settlement agreement.

In connection with the settlement of these lawsuits, we disbursed funds during the three months ended September 30, 2006. Funds related to the amounts to be paid to the plaintiffs when the settlements became final had previously been recorded in other current liabilities.

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

10. POTENTIAL LIABILITIES TO DAVID C. WITTIG AND DOUGLAS T. LAKE

During the nine months ended September 30, 2006, we increased the amount of our accrued liability for potential obligations to Mr. Wittig and Mr. Lake by $12.9 million to $73.0 million from $60.1 million as of December 31, 2005. The increase in the amount of the liability was for changes in potential benefits due under an executive salary continuation plan, changes in split-dollar life insurance benefits, dividends and dividend equivalents related to RSUs and deferred vested stock for compensation, and potential obligations related to the cash received for Guardian International, Inc. (Guardian) preferred stock as discussed in Note 11, “Guardian International Preferred Stock.” As discussed above in Note 8, “Legal Proceedings,” we have filed a demand for arbitration with the American Arbitration Association seeking to avoid paying compensation and other benefits Mr. Wittig and Mr. Lake claim to be owed to them.

In addition, as of September 30, 2006 we had accrued $8.4 million for legal fees and expenses incurred by Mr. Wittig and Mr. Lake that are recorded in accounts payable on our consolidated balance sheets. These legal fees and expenses were incurred in the defense of the criminal charges filed by the United States Attorney’s Office in Topeka, Kansas. On September 12, 2005, the jury convicted Mr. Wittig and Mr. Lake on the charges relevant to each of them. We will likely incur substantial additional expenses for legal fees and expenses incurred by Mr. Wittig and Mr. Lake related to their appeal of these convictions and the arbitration proceeding discussed above. We have filed lawsuits against Mr. Wittig and Mr. Lake claiming that the legal fees and expenses they have incurred, which we have advanced or for which they seek advancement in the defense of the criminal charges, are unreasonable and excessive. We have asked the court to determine the amount of the legal fees and expenses that were reasonably incurred and for which we have an obligation to advance. We are unable to estimate the amount of the legal fees and expenses incurred or that will be incurred by Mr. Wittig and Mr. Lake for which we may be ultimately responsible. We are also currently unable to determine the amount of the fees which may be recovered under any applicable directors and officers liability insurance policies.

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

11. GUARDIAN INTERNATIONAL PREFERRED STOCK

On March 6, 2006, Guardian was acquired by Devcon International Corporation in a merger. In connection with this merger, we received approximately $23.2 million for 15,214 shares of Guardian Series D preferred stock and 8,000 shares of Guardian Series E preferred stock held of record by us. We beneficially owned 354.4 shares of the Guardian Series D preferred stock and 312.9 shares of the Guardian Series E preferred stock. During the nine months ended September 30, 2006, we recorded a gain of approximately $0.3 million as a result of the payment for these shares. Certain current and former officers beneficially owned the remaining shares. Of these shares, 14,094 shares of Guardian Series D preferred stock and 7,276 shares of Guardian Series E preferred stock were beneficially owned by Mr. Wittig and Mr. Lake. The ownership of the shares beneficially owned by Mr. Wittig and Mr. Lake, as well as related dividends, and now the cash received for the shares, is disputed and is the subject of the arbitration proceeding with Mr. Wittig and Mr. Lake discussed in Note 8, “Legal Proceedings.” These shares were, and now the cash received for the shares are, also part of the property forfeited by Mr. Wittig and Mr. Lake in the criminal proceeding discussed in Note 10, “Potential Liabilities to David C. Wittig and Douglas T. Lake.” As a result of this transaction, we no longer hold any Guardian securities.

12. ASSET RETIREMENT OBLIGATIONS

Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek, filed a request for a 20 year extension of Wolf Creek’s operating license with the Nuclear Regulatory Commission (NRC) in September 2006. Currently, the operating license will expire in 2025. We anticipate that the NRC may take up to two years before it rules on the request. The NRC may impose conditions as part of any approval. Based on the experience of other nuclear plant operators, we believe that the NRC will ultimately approve the request. Therefore, we have adjusted our asset retirement obligation (ARO) to reflect the revision in our estimate of the timing of the cash flows that we will incur to satisfy this obligation.

The change in the balance of the ARO liability from December 31, 2005 through September 30, 2006 is summarized in the following table.

Balance as of December 31, 2005	$129,888
Liabilities incurred	218
Liabilities settled	(438)
Accretion expense	7,068
Revision to nuclear decommissioning ARO liability	(53,504)

Balance as of September 30, 2006	$83,232

13. DISCONTINUED OPERATIONS

During the nine months ended September 30, 2006, we received proceeds of $1.2 million that were released from an escrow account arising from the sale of Protection One Europe, a security business we sold on June 30, 2003. The sale is discussed in greater detail in Note 23, “Discontinued Operations – Sale of Protection One and Protection One Europe,” in our 2005 Form 10-K.

14. INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

The following tables summarize the net periodic costs for our pension and post-retirement benefit plans.

	Pension Benefits		Post-retirement Benefits
Three Months Ended September 30,	2006	2005	2006	2005
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$2,737	$1,566	$153	$99
Interest cost	7,819	6,355	1,600	1,623
Expected return on plan assets	(8,970)	(7,858)	(731)	(645)
Amortization of Unrealized:
Transition obligation, net	—	—	982	1,014
Prior service costs (benefits)	701	602	(176)	(119)
Actuarial loss, net	2,123	1,169	307	406

Net periodic cost	$4,410	$1,834	$2,135	$2,378

	Pension Benefits		Post-retirement Benefits
Nine Months Ended September 30,	2006	2005	2006	2005
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$6,883	$4,826	$1,119	$1,225
Interest cost	22,891	20,703	5,156	5,345
Expected return on plan assets	(26,954)	(25,970)	(2,229)	(1,935)
Amortization of Unrealized:
Transition obligation, net	—	—	2,948	2,980
Prior service costs (benefits)	2,169	1,984	(310)	(353)
Actuarial loss, net	6,571	3,903	1,501	1,466

Net periodic cost	$11,560	$5,446	$8,185	$8,728

15. WOLF CREEK INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

As a co-owner of Wolf Creek, KGE is indirectly responsible for 47% of the liabilities and expenses associated with the Wolf Creek pension and post-retirement plans. The following tables summarize the net periodic costs for KGE’s 47% share of the Wolf Creek pension and post-retirement benefit plans.

	Pension Benefits		Post-retirement Benefits
Three Months Ended September 30,	2006	2005	2006	2005
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$812	$705	$62	$60
Interest cost	1,073	932	102	96
Expected return on plan assets	(857)	(779)	—	—
Amortization of Unrealized:
Transition obligation, net	14	14	15	15
Prior service costs	8	8	—	—
Actuarial loss, net	453	336	49	42

Net periodic cost	$1,503	$1,216	$228	$213

	Pension Benefits		Post-retirement Benefits
Nine Months Ended September 30,	2006	2005	2006	2005
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$2,430	$2,121	$186	$179
Interest cost	3,212	2,806	308	288
Expected return on plan assets	(2,565)	(2,344)	—	—
Amortization of Unrealized:
Transition obligation, net	42	42	45	45
Prior service costs	24	24	—	—
Actuarial loss, net	1,357	1,010	147	126

Net periodic cost	$4,500	$3,659	$686	$638

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We are the largest electric utility in Kansas. We produce, transmit and sell electricity at retail in Kansas under the regulation of the KCC and at wholesale in a multi-state region in the central United States under the regulation of FERC.

In Management’s Discussion and Analysis, we discuss our general financial condition, significant changes that occurred during 2006, and our operating results for the three and nine months ended September 30, 2006 and 2005. As you read Management’s Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

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

Corporate-Owned Life Insurance

Our earnings for the three and nine months ended September 30, 2006 reflect income of $3.9 million and $15.5 million, respectively, from proceeds of corporate-owned life insurance. This is included in other income in the consolidated statements of income for the three and nine months ended September 30, 2006.

Coal Inventory and Delivery

Coal deliveries from the Powder River Basin region of Wyoming to our coal-fired generating stations have improved recently; however, they continue to be below both historical experience and the rate at which we desire to receive deliveries. During 2005 and the first nine months of 2006, we implemented compensating measures based on delivery cycle times, our assumptions about future delivery cycle times, fuel usage and planned inventory levels. These measures have resulted in an increase in our inventory levels. We may continue to use those or other measures as conditions require. The compensating measures include, but are not limited to: reducing coal consumption during certain periods, revising normal operational dispatch of our generating units, purchasing power from others, reducing wholesale sales and leasing or acquiring additional rail cars. During the nine months ended September 30, 2006, the effects of additional purchased power expense and the reduction in sales due to slower coal deliveries have been partially offset by higher market-based wholesale sales prices. During the last quarter of 2006, we began operating our plants unrestricted by coal conservation.

Market-based Rates

On March 23, 2005, FERC instituted a proceeding concerning the reasonableness of our market-based rates in our electric control area and the electrical control areas of Midwest Energy, Inc. and Aquila, Inc.’s West Plains – Kansas Energy division. We provided FERC with information it requested for its analysis. On September 6, 2006, FERC issued an order conditionally accepting a settlement that confirms the cost-based prices we can charge for future wholesale power sales made inside the referenced control areas. The 2006 FERC Order also requires that we make refunds, with interest, to the extent that we made wholesale power sales after June 7, 2005 at prices above the prices permitted under the mitigation proposal accepted by FERC. We requested a rehearing of the 2006 FERC Order and are considering other administrative or legal remedies that may be available to us. For additional information see Note 3 of the Notes to Condensed Consolidated Financial Statements, “Rate Matters and Regulation – FERC Proceedings – Market-based Rates.”

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

As of September 30, 2006, ARO estimates were revised as discussed below. We have not experienced any other significant changes in our critical accounting estimates. For additional information, see our 2005 Form 10-K.

Asset Retirement Obligations

In September 2006, we revised our estimate of the timing of cash flows related to the decommissioning of Wolf Creek and adjusted our related ARO liability as discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, “Asset Retirement Obligations.”

OPERATING RESULTS

We evaluate operating results based on basic earnings per share. We have various classifications of sales, defined as follows:

Retail: Sales of energy made to residential, commercial and industrial customers.

Other retail: Sales of energy for lighting public streets and highways, net of revenue subject to refund.

Tariff-based wholesale: Sales of energy to electric cooperatives, municipalities and other electric utilities, the rates for which are generally based on traditional cost-of-service pricing as prescribed by FERC tariffs. This category also includes changes in valuations of contracts that have yet to settle.

Market-based wholesale: Sales of energy to wholesale customers, the rates for which are generally based on prevailing market prices as allowed by our FERC approved market-based tariff, or where not permitted, pricing is based on incremental cost plus a permitted margin. This category also includes changes in valuations of contracts that have yet to settle.

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

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Below we discuss our operating results for the three months ended September 30, 2006 compared to the results for the three months ended September 30, 2005. Changes in results of operations are as follows.

	Three Months Ended September 30,
	2006	2005	Change	% Change
	(In Thousands, Except Per Share Amounts)
SALES:
Residential	$178,065	$165,062	$13,003	7.9
Commercial	136,930	124,607	12,323	9.9
Industrial	73,930	63,760	10,170	16.0
Other retail	(52)	256	(308)	(120.3)

Total Retail Sales	388,873	353,685	35,188	9.9
Tariff-based wholesale	60,935	61,694	(759)	(1.2)
Market-based wholesale	24,543	30,406	(5,863)	(19.3)
Energy marketing	12,559	6,897	5,662	82.1
Transmission (a)	22,609	19,002	3,607	19.0
Other	6,428	6,212	216	3.5

Total Sales	515,947	477,896	38,051	8.0

OPERATING EXPENSES:
Fuel and purchased power	169,053	132,030	37,023	28.0
Operating and maintenance	115,024	107,719	7,305	6.8
Depreciation and amortization	50,452	42,821	7,631	17.8
Selling, general and administrative	41,832	42,071	(239)	(0.6)

Total Operating Expenses	376,361	324,641	51,720	15.9

INCOME FROM OPERATIONS	139,586	153,255	(13,669)	(8.9)

OTHER INCOME (EXPENSE):
Investment earnings	1,140	4,732	(3,592)	(75.9)
Other income	4,285	848	3,437	405.3
Other expense	(4,271)	(5,094)	823	16.2

Total Other Income	1,154	486	668	137.4

Interest expense	25,757	26,886	(1,129)	(4.2)

INCOME BEFORE INCOME TAXES	114,983	126,855	(11,872)	(9.4)
Income tax expense	24,949	42,380	(17,431)	(41.1)

NET INCOME	90,034	84,475	5,559	6.6
Preferred dividends	242	242	—	—

EARNINGS AVAILABLE FOR COMMON STOCK	$89,792	$84,233	$5,559	6.6

BASIC EARNINGS PER SHARE	$1.03	$0.97	$0.06	6.2

(a)	Transmission: Includes the SPP network transmission tariff. For the three months ended September 30, 2006, our SPP network transmission costs were approximately $20.2 million. This amount, less approximately $1.5 million that was retained by the SPP as administration cost, was returned to us as revenue. For the three months ended September 30, 2005, our SPP network transmission costs were approximately $16.3 million with an administration cost of approximately $1.6 million retained by the SPP.

The following table reflects changes in electric sales volumes, as measured by thousands of megawatt hours (MWh) of electricity. No sales volumes are shown for energy marketing, transmission or other. Energy marketing activities are unrelated to electricity we generate.

	Three Months Ended September 30,
	2006	2005	Change	% Change
	(Thousands of MWh)
Residential	2,201	2,198	3	0.1
Commercial	2,089	2,110	(21)	(1.0)
Industrial	1,533	1,451	82	5.7
Other retail	22	25	(3)	(12.0)

Total Retail	5,845	5,784	61	1.1
Tariff-based wholesale	1,541	1,620	(79)	(4.9)
Market-based wholesale	492	547	(55)	(10.1)

Total	7,878	7,951	(73)	(0.9)

The increase in retail sales reflects the change in rates, including the effect of implementing the RECA authorized by the 2005 KCC Order. Market-based wholesale sales declined due to a decrease in volumes sold and a 10% decrease in the average price per MWh. The increase in energy marketing reflects generally favorable contract valuations due primarily to favorable changes in market prices since we entered into the contracts.

The change in fuel and purchased power expense is the result of changing volumes produced and purchased, prevailing market prices, and contract provisions that allow for price changes. Since implementing the RECA, we no longer recognize in fuel expense the changes in the market value of certain fuel supply contracts, but instead record changes in the market value of these contracts as either a regulatory asset or a regulatory liability. During the three months ended September 30, 2005, a period in which the RECA was not in effect, we recognized a reduction in fuel expense of $45.8 million associated with a non-cash mark-to-market gain on certain fuel supply contracts. Purchased power expense decreased $10.3 million due primarily to a 32% decline in volumes purchased.

Operating and maintenance expense increased due primarily to a $3.9 million increase in SPP network transmission costs, the amortization of $2.9 million of previously deferred storm expense as authorized by the 2005 KCC Order and a $2.5 million increase in taxes other than income taxes, due primarily to higher property taxes. Operating and maintenance expense in 2005 included a $3.5 million charge related to terminating development of a plant operating system at Wolf Creek.

Depreciation expense increased due primarily to the change in our depreciation rates. Our rates as authorized by the KCC provide for recovery of this increase.

Investment earnings decreased due primarily to a decrease in interest income and the cessation of the accrual of carrying costs for regulatory assets that we have now begun amortizing pursuant to the 2005 KCC Order. During the three months ended September 30, 2005, we recorded $1.8 million of interest income on our share of the proceeds related to the settlement of litigation involving Wolf Creek and accrued $0.9 million of carrying costs on the regulatory assets related to the January 2002 and 2005 ice storms. In February 2006, we began amortizing the regulatory assets related to the two ice storms pursuant to the 2005 KCC Order and no longer accrue carrying costs.

Other income increased due to corporate-owned life insurance proceeds. Income received from corporate-owned life insurance was $3.9 million during the three months ended September 30, 2006 and $0.2 million during the same period of 2005.

Interest expense on long-term debt decreased due primarily to a lower long-term debt balance. Partially offsetting this decline was an increase in interest expense on short-term debt due to increased borrowings under our revolving credit facility.

Income taxes for the interim periods presented are based on our estimate of the annual effective income tax rate and are adjusted for the effect of significant infrequent or unusual items. Our estimate of the annual effective income tax rate may differ from the statutory Federal income tax rate of 35% due to permanent differences between income for financial reporting purposes and income for tax reporting purposes, recognition or reversal of valuation allowances related to capital losses and net operating loss carry forwards and tax credits. The effective income tax rate was 22% for the three months ended September 30, 2006 and 33% for the same period of 2005. The decrease in the effective tax rate is due primarily to increases in non-taxable income from corporate-owned life insurance and the deduction for qualified domestic production activities, and the reversal of tax reserves as a result of a favorable re-evaluation of uncertain tax positions.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Below we discuss our operating results for the nine months ended September 30, 2006 compared to the results for the nine months ended September 30, 2005. Changes in results of operations are as follows.

	Nine Months Ended September 30,
	2006	2005	Change	% Change
	(In Thousands, Except Per Share Amounts)
SALES:
Residential	$390,360	$361,949	$28,411	7.8
Commercial	342,966	309,432	33,534	10.8
Industrial	205,072	180,848	24,224	13.4
Other retail	(3,976)	666	(4,642)	(697.0)

Total Retail Sales	934,422	852,895	81,527	9.6
Tariff-based wholesale	150,284	143,552	6,732	4.7
Market-based wholesale	60,682	96,498	(35,816)	(37.1)
Energy marketing	34,721	21,672	13,049	60.2
Transmission (a)	62,736	58,084	4,652	8.0
Other	19,747	16,500	3,247	19.7

Total Sales	1,262,592	1,189,201	73,391	6.2

OPERATING EXPENSES:
Fuel and purchased power	390,803	343,437	47,366	13.8
Operating and maintenance	344,095	322,767	21,328	6.6
Depreciation and amortization	148,240	127,682	20,558	16.1
Selling, general and administrative	119,174	124,723	(5,549)	(4.4)

Total Operating Expenses	1,002,312	918,609	83,703	9.1

INCOME FROM OPERATIONS	260,280	270,592	(10,312)	(3.8)

OTHER INCOME (EXPENSE):
Investment earnings	5,973	9,252	(3,279)	(35.4)
Other income	16,753	7,931	8,822	111.2
Other expense	(10,333)	(13,102)	2,769	21.1

Total Other Income	12,393	4,081	8,312	203.7

Interest expense	74,203	84,488	(10,285)	(12.2)

INCOME BEFORE INCOME TAXES	198,470	190,185	8,285	4.4
Income tax expense	46,233	62,218	(15,985)	(25.7)

NET INCOME	152,237	127,967	24,270	19.0
Preferred dividends	727	727	—	—

EARNINGS AVAILABLE FOR COMMON STOCK	$151,510	$127,240	$24,270	19.1

BASIC EARNINGS PER SHARE	$1.73	$1.47	$0.26	17.7

(a)	Transmission: Includes the SPP network transmission tariff. For the nine months ended September 30, 2006, our SPP network transmission costs were approximately $57.2 million. This amount, less approximately $7.3 million that was retained by the SPP as administration cost, was returned to us as revenue. For the nine months ended September 30, 2005, our SPP network transmission costs were approximately $49.5 million with an administration cost of approximately $3.9 million retained by the SPP.

The following table reflects changes in electric sales volumes, as measured by thousands of MWh of electricity. No sales volumes are shown for energy marketing, transmission or other. Energy marketing activities are unrelated to electricity we generate.

	Nine Months Ended September 30,
	2006	2005	Change	% Change
	(Thousands of MWh)
Residential	5,059	5,001	58	1.2
Commercial	5,459	5,430	29	0.5
Industrial	4,386	4,130	256	6.2
Other retail	71	76	(5)	(6.6)

Total Retail	14,975	14,637	338	2.3
Tariff-based wholesale	4,094	4,183	(89)	(2.1)
Market-based wholesale	1,079	2,175	(1,096)	(50.4)

Total	20,148	20,995	(847)	(4.0)

The increase in retail sales reflects the change in rates, including the effect of implementing the RECA, and warmer weather. When measured by cooling degree days, the weather during the nine months ended September 30, 2006 was 2% warmer than during the same period last year and approximately 14% warmer than the 20-year average. The increase in industrial sales was due primarily to additional oil refinery load. The change in other retail sales reflects the recognition in the nine months ended September 30, 2006 of revenue subject to refund of which $10.4 million is due to the difference between estimated fuel and purchased power costs billed to our customers and actual fuel and purchased power costs incurred for our Westar Energy customers and $2.3 million is due to amounts associated with a transmission delivery charge that was approved in the 2005 KCC Order. The revenue subject to refund was partially offset by ceasing to accrue for rebates to customers in December 2005 due to the required accrual amounts having been reached.

Tariff-based sales made during the nine months ended September 30, 2006 were at an approximate 7% higher average price per MWh than during the same period of 2005. About $1.3 million, or 20%, of the increase in tariff-based wholesale sales is attributable to the operation of a fuel adjustment provision permitted in FERC tariffs. Reduced sales volumes partially offset the effect of higher prices. Sales volumes decreased due primarily to the decline in sales to a co-owner of Wolf Creek. We have an agreement with a co-owner of Wolf Creek to provide it with wholesale power during periods when Wolf Creek is out of service. While Wolf Creek was not out of service during the nine months ended September 30, 2006, during the second quarter of 2005, Wolf Creek was out of service for scheduled refueling and maintenance.

Market-based wholesale sales and sales volumes decreased due primarily to coal conservation efforts. The market-based sales we made during the nine months ended September 30, 2006 were at an approximate 27% higher average price per MWh than during the same period of 2005.

The increase in energy marketing reflects generally favorable contract valuations due primarily to favorable changes in market prices since we entered into the contracts.

The change in fuel and purchased power expense is the result of changing volumes produced and purchased, prevailing market prices, and contract provisions that allow for price changes. Since implementing the RECA, we no longer recognize in fuel expense the changes in the market value of certain fuel supply contracts, but instead record changes in the market value of these contracts as either a regulatory asset or a regulatory liability. During the nine months ended September 30, 2005, a period in which the RECA was not in effect, we recognized a reduction in fuel expense of $71.1 million associated with a non-cash mark-to-market gain on certain fuel supply contracts. Fuel used for generation during the nine months ended September 30, 2006 decreased $20.5 million because we burned approximately 6% less fuel due primarily to coal conservation efforts. In addition, during the nine months ended September 30, 2006, we deferred as a regulatory asset $1.3 million for the difference between the estimated fuel and purchased power costs that we billed our customers and our higher actual fuel and purchased power costs that we are allowed to collect under the terms of the RECA for our KGE customers. Purchased power expense decreased $1.4 million due primarily to a 10% decline in the average price per MWh.

Operating and maintenance expense increased due primarily to the amortization of $7.8 million of previously deferred storm restoration expense as authorized by the 2005 KCC Order, a $7.7 million increase in SPP network transmission costs, a $6.2 million increase in taxes other than income taxes due primarily to higher property taxes, increases in transmission and distribution expenses due primarily to higher materials costs and additional labor costs and an increase in maintenance expenses for outages at the La Cygne Generating Station and the Gordon Evans Energy Center. These higher expenses were partially offset by a $5.4 million reduction in the lease expense related to La Cygne Unit 2. Operating and maintenance expense in 2005 included a $3.5 million charge related to terminating development of a plant operating system at Wolf Creek.

Depreciation expense increased due primarily to the change in our depreciation rates. Our retail rates as authorized by the KCC provide for recovery of this increase.

Selling, general and administrative expense decreased due primarily to reduced legal fees associated with matters having to deal with former management and a decline in insurance costs. Higher employee benefit expenses, due primarily to increased pension and medical costs, partially offset the decrease.

Investment earnings decreased due primarily to a decrease in interest income and the cessation of the accrual of carrying costs for regulatory assets that we have now begun amortizing pursuant to the 2005 KCC Order. During the nine months ended September 30, 2005, we accrued $2.0 million of carrying costs on the regulatory assets related to the January 2002 and 2005 ice storms. In February 2006, we began amortizing the regulatory assets related to the two ice storms pursuant to the 2005 KCC Order and no longer accrue carrying costs. We also recorded $1.8 million interest income on our share of the proceeds related to the settlement of litigation involving Wolf Creek during the nine months ended September 30, 2005. We had no such interest income during the same period of 2006.

Other income increased due primarily to corporate-owned life insurance proceeds. Income received from corporate-owned life insurance was $15.5 million during the nine months ended September 30, 2006 and $5.9 million during the same period of 2005. Other expense decreased $2.8 million due primarily to the termination of an accounts receivable sales facility.

Interest expense on long-term debt decreased $12.9 million due primarily to a lower long-term debt balance and lower interest rates resulting from the refinancing activities discussed in detail in our 2005 Form 10-K in Note 10 of the Notes to Consolidated Financial Statements, “Long-term Debt.” Partially offsetting this decline was an increase of $4.8 million in interest expense on short-term debt due to increased borrowings under our revolving credit facility.

Income taxes for the interim periods presented are based on our estimate of the annual effective income tax rate and are adjusted for the effect of significant infrequent or unusual items. Our estimate of the annual effective income tax rate may differ from the statutory Federal income tax rate of 35% due to permanent differences between income for financial reporting purposes and income for tax reporting purposes, recognition or reversal of valuation allowances related to capital losses and net operating loss carry forwards and tax credits. The effective income tax rate was 23% for the nine months ended September 30, 2006 and 33% for the same period of 2005. The decrease in the effective tax rate is due primarily to the utilization of previously unrecognized capital loss carryforwards to offset realized capital gains, increases in non-taxable income from corporate-owned life insurance and the deduction for qualified domestic production activities, and the reversal of tax reserves as a result of a favorable re-evaluation of uncertain tax positions.

FINANCIAL CONDITION

Below we discuss significant balance sheet changes as of September 30, 2006 compared to December 31, 2005.

Accounts receivable increased $71.0 million due primarily to the termination of an accounts receivable sales facility.

Inventories and supplies increased due primarily to planned increases in our coal and oil inventories.

The fair market value of our net energy marketing contracts decreased $84.4 million, to $33.5 million as of September 30, 2006, from $117.9 million as of December 31, 2005, due primarily to lower market valuations on our coal supply contract for Lawrence and Tecumseh Energy Centers.

Prepaid expenses increased due primarily to pre-payment of interest associated with our corporate-owned life insurance policies.

Other current assets decreased $42.2 million due primarily to the disbursement of the funds previously reserved for the settlement of lawsuits as discussed in detail in Note 8 of the Notes to Condensed Consolidated Financial Statements, “Legal Proceedings.”

Total restricted cash decreased due to the return of $26.0 million of collateral we had previously been required to post related to a capacity and transmission agreement. In May 2006, Moody’s Investors Service upgraded its credit ratings for our debt securities, which met conditions in the agreement that allowed the funds to be released.

Regulatory assets, net of regulatory liabilities, decreased to $270.8 million at September 30, 2006, from $275.0 million at December 31, 2005. Total regulatory assets decreased $48.4 million due primarily to changes in amounts due from customers for future income taxes and the amortization of previously deferred costs associated with the January 2002 and 2005 ice storms and other regulatory assets. Total regulatory liabilities decreased $44.2 million due primarily to the change in the market value of certain fuel supply contracts. As of September 30, 2006, we recorded a regulatory liability of $23.0 million compared with $117.7 million as of December 31, 2005 to recognize the cumulative mark-to-market adjustments associated with our coal supply contracts. This decline was partially offset by a $26.2 million increase in the nuclear decommissioning regulatory liability as discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, “Asset Retirement Obligations,” $10.4 million of revenue subject to refund and a $13.8 million increase in other regulatory liabilities.

As of September 30, 2006, we had no current maturities of long-term debt. Current maturities of long-term debt as of December 31, 2005 consisted of the $100.0 million outstanding aggregate principal amount of KGE 6.2% first mortgage bonds that we repaid in January 2006.

Short-term debt increased due to increased borrowings under the Westar Energy revolving credit facility. We used a portion of the borrowings to repay the KGE first mortgage bonds that were due in January 2006. In addition, we used borrowings under the revolving credit facility to meet on-going operational needs.

Other current liabilities decreased $41.3 million due primarily to the disbursement of the funds previously reserved for the settlement of lawsuits as discussed in detail in Note 8 of the Notes to Condensed Consolidated Financial Statements, “Legal Proceedings.” Further decreasing other current liabilities were the rebates we made to customers of $10.0 million during the nine months ended September 30, 2006.

Accrued employee benefits decreased due primarily to a $20.8 million voluntary contribution we made to our pension trust on March 21, 2006.

Asset retirement obligations decreased $46.7 million. For additional information, see Note 12 of the Notes to Condensed Consolidated Financial Statements, “Asset Retirement Obligations.”

Changes in temporary equity, paid-in capital and unearned compensation were due primarily to the implementation of SFAS No. 123R as discussed in detail in Note 2 of the Notes to Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies – Stock Based Compensation.”

LIQUIDITY AND CAPITAL RESOURCES

Overview

We believe we will have sufficient cash to fund future operations, debt maturities and the payment of dividends from a combination of cash on hand, cash flows from operations and available borrowing capacity. Our available sources of funds include cash, the revolving credit facility and access to capital markets. Uncertainties affecting our ability to meet these cash requirements include, among others, factors affecting sales described in “– Operating Results” above, economic conditions, regulatory actions, conditions in the capital markets and compliance with environmental regulations.

Capital Resources

As of September 30, 2006, we had $9.1 million in unrestricted cash and cash equivalents. In addition, Westar Energy had $369.4 million available under its $500.0 million revolving credit facility against which $87.0 million had been borrowed and $43.6 million of letters of credit had been issued.

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

Credit Ratings

In May 2006, Moody’s Investors Service upgraded its credit ratings for our securities as shown in the table below and changed its outlook for our ratings to stable. In March 2006, Fitch Investors Service upgraded its credit ratings for our securities as shown in the table below and changed its outlook for our ratings to stable. Ratings with these agencies shown in the table below are as of October 15, 2006.

	Westar Energy Mortgage Bond Rating	Westar Energy Unsecured Debt	KGE Mortgage Bond Rating
Standard & Poor’s Ratings Group	BBB-	BB-	BBB
Moody’s Investors Service	Baa2	Baa3	Baa2
Fitch Investors Service	BBB	BBB-	BBB

Cash Flows from Operating Activities

Operating activities provided $156.6 million of cash in the nine months ended September 30, 2006 compared with $246.8 million of cash during the same period of 2005. The decrease in cash flows from operating activities was due to the termination of our accounts receivable sales program, a $61.4 million increase in income tax payments and a $20.8 million voluntary contribution to our pension trust. During the nine months ended September 30, 2005, we used $33.2 million for system restoration costs related to an ice storm that affected our service territory in January 2005 and approximately $14.2 million for the Wolf Creek refueling outage. Also during the nine months ended September 30, 2005, we received approximately $55.7 million from income tax refunds and $25.0 million from the sale of accounts receivable.

Cash Flows used in Investing Activities

The utility business is capital intensive and requires significant investment in plant on an annual basis. We spent $200.4 million in the nine months ended September 30, 2006 and $145.9 million in the same period of 2005 on net additions to utility property, plant and equipment, which included construction of environmental upgrades at La Cygne during 2006 and costs associated with the refueling outage at Wolf Creek during 2005. During the nine months ended September 30, 2006, we received $9.5 million from investments in corporate-owned life insurance, $23.2 million from investments in Guardian and $26.0 million from the return of funds previously restricted. During the nine months ended September 30, 2005, we received proceeds from our investment in corporate-owned life insurance of $10.8 million and proceeds from the settlement of litigation involving Wolf Creek of $6.8 million. We used $4.8 million for system restoration costs that were capitalized related to the January 2005 ice storm.

Cash Flows used in Financing Activities

We used $26.3 million cash for financing activities in the nine months ended September 30, 2006, compared with $109.2 million in the same period of 2005. In the nine months ended September 30, 2006, we used cash primarily to retire long-term debt, repay corporate-owned life insurance borrowings and pay dividends. Short-term debt borrowings provided $87.0 million, long-term debt issuances provided $99.7 million and borrowings from corporate-owned life insurance provided $58.4 million. In the nine months ended September 30, 2005, we used cash primarily to retire long-term debt and pay dividends. We received cash primarily from the issuance of long-term debt and borrowings from corporate-owned life insurance.

Future Cash Requirements

On August 22, 2006, we announced our intention to build a new natural gas fired peaking plant, with the initial 300 MW expected to begin operation in the summer of 2008. As work on this site progresses, we will incur costs beginning in 2006 and continuing through the completion of the project. This plant will require significantly more capital expenditures than what had previously been planned in our 2005 Form 10-K, which discloses anticipated capital expenditures for additional generating capacity in 2007 and 2008 of $16.4 million and $63.8 million, respectively. These amounts were based substantially on plans to add 150 megawatts of peaking capacity in the summer of both 2008 and 2009. Based on our current plans, we now anticipate capital expenditures for additional generating capacity in 2007 and 2008 of $170.3 million and $142.9 million, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

In March 2006, we terminated an accounts receivable sales program. For additional information, see our 2005 Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

From December 31, 2005 through September 30, 2006, there have been no material changes outside the ordinary course of business in our contractual obligations and commercial commitments. For additional information, see our 2005 Form 10-K.

OTHER INFORMATION

Purchase of Electric Generation Facility

On October 31, 2006, we finalized the purchase of a 300 MW electric generation facility from ONEOK Energy Services Company, L.P. for $53.0 million. The agreement requires us to assume a capacity sale agreement for 75 MW through 2015.

Asset Retirement Obligations

In September, 2006, we revised our estimate of the timing of cash flows related to the decommissioning of Wolf Creek and adjusted our related ARO. For additional information, see Note 12 of the Notes to Condensed Consolidated Financial Statements, “Asset Retirement Obligations.”

Stock Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123R using the modified prospective transition method. Since 2002, we have used RSUs exclusively for our stock-based compensation awards. Given the characteristics of our stock-based compensation awards, the adoption of SFAS No. 123R did not have a material impact on our consolidated results of operations.

Total unrecognized compensation cost related to RSU awards was $3.7 million as of September 30, 2006. We expect to recognize these costs over a remaining weighted-average period of 5.5 years. Upon adoption of SFAS No. 123R, we were required to charge $10.3 million of unearned stock compensation against additional paid-in capital. There were no modifications of awards during the three and nine months ended September 30, 2006 or 2005.

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

Pension Obligation

On March 21, 2006, we made a voluntary contribution to the pension trust of $20.8 million. In August 2006, the Pension Protection Act of 2006 (PPA) became law. The PPA requires changes to the method of valuing pension plan assets and liabilities for funding purposes, as well as the minimum funding levels required by 2008. We are currently evaluating what impact the PPA may have on our consolidated financial statements.

Customer Rebates

During the nine months ended September 30, 2006 and 2005, we made rebates to customers of $10.0 million and $10.5 million, respectively, in accordance with a July 25, 2003 KCC Order.

Real-Time Energy Imbalance Market

As discussed in our 2005 Form 10-K, the SPP is required by FERC to implement a real-time energy imbalance market. An energy imbalance exists when a market participant’s actual power inputs or consumption to or from the grid differ from the market participant’s expected power inputs or consumption. The intent of a real-time market system is to permit efficient balancing of energy production and consumption by facilitating a real time energy market. The SPP board and members continue to evaluate market operations and do not anticipate beginning market operations before February 1, 2007. At such time that market operations begin, energy imbalances will be financially settled. At this time, we are unable to determine when market operation will begin and what impact this may have on our results of operations.

Fair Value of Energy Marketing Contracts

The tables below show the fair value of energy marketing and fuel contracts that were outstanding as of September 30, 2006, their sources and maturity periods.

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding as of December 31, 2005	$117,929
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	(32,676)
Changes in fair value of contracts outstanding at the beginning and end of the period	(58,024)
Fair value of new contracts entered into during the period	6,305

Fair value of contracts outstanding as of September 30, 2006 (a)	$33,534

(a)	Approximately $23.0 million of the fair value of fuel supply contracts is recognized as a regulatory liability.

The sources of the fair values of the financial instruments related to these contracts as of September 30, 2006 are summarized in the following table.

	Fair Value of Contracts at End of Period
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years
	(In Thousands)
Prices actively quoted (futures)	$1	$1	$—	$—
Prices provided by other external sources (swaps and forwards)	20,941	13,385	6,734	822
Prices based on option pricing models (options and other) (a)	12,592	2,906	8,528	1,158

Total fair value of contracts outstanding	$33,534	$16,292	$15,262	$1,980

(a)	Options are priced using a series of techniques, such as the Black option pricing model.

New Accounting Pronouncements

SFAS No. 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, FASB released SFAS No. 158. Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The recognition and disclosure provisions of SFAS No. 158 are required to be adopted as of December 31, 2006. We are still evaluating the final impact this standard will have on our consolidated financial statements, but believe at this time that it will decrease equity by approximately $90.0 million, net of tax. We are pursuing regulatory authority to allow us to recognize this item as a regulatory asset pursuant to SFAS No. 71, rather than as a charge to equity. The actual impact of the adoption of SFAS No. 158 could differ significantly from this estimate due to plan asset performance for the year, the discount rates in effect when plan liabilities are measured and regulatory treatment.

SFAS No. 157 – Fair Value Measurements

In September 2006, FASB released SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We anticipate adopting the guidance effective January 1, 2008. We are currently evaluating what impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

SAB No. 108 – Effects of Prior Year Misstatements on Current Year Financial Statements

In September 2006, the staff of the SEC released SAB No. 108, which provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of either (1) the error quantified as the amount by which the current year income statement was misstated (rollover method) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (iron curtain method). The guidance provided in SAB No. 108 requires both methods to be used in quantifying a misstatement. This guidance should be applied to annual financial statements for fiscal years ending after November 15, 2006. The cumulative effect of the change in method of quantifying errors, if any, can be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year with the offsetting adjustment made to the opening balance of retained earnings for that year. Alternatively, a company may restate prior periods. SAB No. 108 requires disclosure of the nature and amount of each individual error being corrected in the cumulative adjustment, as well as a disclosure of when and how each error being corrected arose and the fact that the errors had previously been considered immaterial. We are currently evaluating the effect this bulletin will have on our consolidated financial statements, but believe it will not have an impact.

FIN 48 – Accounting for Uncertainty in Income Taxes

In July 2006, FASB released FIN 48, which prescribes a comprehensive model for how companies should recognize, measure and disclose in their financial statements uncertain tax positions taken, or expected to be taken, on a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We anticipate adopting the guidance effective January 1, 2007. We are currently evaluating what impact the adoption of FIN 48 will have on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2006, exposure to interest rate risk increased as discussed below. No other significant changes have occurred in our exposure to market risk from December 31, 2005 through September 30, 2006. For additional information, see our 2005 Form 10-K, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Interest Rate Exposure

From December 31, 2005 to September 30, 2006, variable rate debt and current maturities of fixed rate debt increased $37.0 million. A 100 basis point change in interest rates applicable to each of these instruments would impact income before income taxes on an annualized basis by approximately $3.6 million. This represents an increase in our exposure to interest rate risk on an annualized basis of approximately $1.3 million, from $2.3 million as of December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and our subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2006, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There were no material changes in our risk factors from December 31, 2005 through September 30, 2006. For additional information, see our 2005 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended September 30, 2006

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended September 30, 2006

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended September 30, 2006 (furnished and not to be considered filed as part of the Form 10-Q)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAR ENERGY, INC.

Date: November 3, 2006	By:	/s/ Mark A. Ruelle
Mark A. Ruelle, Executive Vice President and Chief Financial Officer