Form 10-Q
period 2007-03-31
WESTAR ENERGY INC /KS
filed 2007-05-09
CIK 54507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	88,854,687 shares
(Class)	(Outstanding at May 3, 2007)

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

-	amount, type and timing of capital expenditures,

-	earnings,

-	cash flow,

-	liquidity and capital resources,

-	litigation,

-	accounting matters,

-	possible corporate restructurings, acquisitions and dispositions,

-	compliance with debt and other restrictive covenants,

-	interest rates and dividends,

-	environmental matters,

-	regulatory matters,

-	nuclear operations, and

-	the overall economy of our service area.

What happens in each case could vary materially from what we expect because of such things as:

-	regulated and competitive markets,

-	economic and capital market conditions,

-	changes in accounting requirements and other accounting matters,

-	changing weather,

-	the ultimate impact of the remand by the Kansas Court of Appeals to the Kansas Corporation Commission arising from appeals filed by interveners of portions of the December 28, 2005 Rate Order,

-	the impact of regional transmission organizations and independent system operators, including the development of new market mechanisms for energy markets in which we participate,

-	rates, cost recoveries and other regulatory matters including the outcome of our request for reconsideration of the September 6, 2006 Federal Energy Regulatory Commission Order,

-	the impact of changes and downturns in the energy industry and the market for trading wholesale energy,

-

the outcome of the notice of violation received on January 22, 2004 from the Environmental Protection Agency and other environmental matters including possible future legislative or regulatory mandates related to emissions of presently unregulated gases or substances,

-	political, legislative, judicial and regulatory developments at the municipal, state and federal level that can affect us or our industry,

-

the impact of our potential liability to David C. Wittig and Douglas T. Lake for unpaid compensation and benefits and the impact of claims they have made against us related to the termination of their employment and the publication of the report of the special committee of the board of directors,

-	the impact of changes in interest rates,

-

the impact of changes in interest rates on pension and other post-retirement and post-employment benefit liability calculations, as well as actual and assumed investment returns on pension plan assets,

-	the impact of changes in estimates regarding our Wolf Creek Generating Station decommissioning obligation,

-	changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown or required modification of nuclear generating facilities,

-	uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel storage and disposal,

-	homeland security considerations,

-	coal, natural gas, uranium, oil and wholesale electricity prices,

-	availability and timely provision of equipment, supplies, labor and fuel we need to operate our business, and

-	other circumstances affecting anticipated operations, sales and costs.

These lists are not all-inclusive because it is not possible to predict all factors. This report should be read in its entirety and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006. No one section of this report deals with all aspects of the subject matter and additional information on some matters that could impact our operations and financial results may be included in our Annual Report on Form 10-K for the year ended December 31, 2006. Any forward-looking statement speaks only as of the date such statement was made, and we are not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made except as required by applicable laws or regulations.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WESTAR ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	March 31, 2007	December 31, 2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,434	$18,196
Accounts receivable, net	169,371	179,859
Inventories and supplies, net	157,815	147,930
Energy marketing contracts	40,411	67,267
Tax receivable	8,907	15,142
Deferred tax assets	6,332	853
Prepaid expenses	17,273	29,620
Regulatory assets	57,098	58,777
Other	41,974	19,076

Total Current Assets	506,615	536,720

PROPERTY, PLANT AND EQUIPMENT, NET	4,136,062	4,071,607

OTHER ASSETS:
Regulatory assets	515,370	550,703
Nuclear decommissioning trust	114,267	111,135
Energy marketing contracts	11,806	11,173
Other	175,501	173,837

Total Other Assets	816,944	846,848

TOTAL ASSETS	$5,459,621	$5,455,175

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$239,000	$160,000
Accounts payable	142,502	150,424
Accrued taxes	66,738	102,219
Energy marketing contracts	36,555	57,281
Accrued interest	19,190	32,928
Regulatory liabilities	43,147	49,836
Other	84,471	110,488

Total Current Liabilities	631,603	663,176

LONG-TERM LIABILITIES:
Long-term debt, net	1,563,308	1,563,265
Deferred income taxes	860,670	906,311
Unamortized investment tax credits	60,867	61,668
Deferred gain from sale-leaseback	123,644	125,017
Accrued employee benefits	245,801	246,930
Asset retirement obligations	85,336	84,192
Energy marketing contracts	5,036	534
Regulatory liabilities	83,004	83,664
Other	212,591	152,852

Total Long-Term Liabilities	3,240,257	3,224,433

COMMITMENTS AND CONTINGENCIES (see Notes 5 and 6)
TEMPORARY EQUITY	6,299	6,671

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock, par value $100 per share; authorized 600,000 shares; issued and outstanding 214,363 shares	21,436	21,436
Common stock, par value $5 per share; authorized 150,000,000 shares; issued 87,504,588 shares and 87,394,886 shares, respectively	437,523	436,974
Paid-in capital	920,244	916,605
Retained earnings	202,177	185,779
Accumulated other comprehensive income, net	82	101

Total Shareholders’ Equity	1,581,462	1,560,895

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,459,621	$5,455,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
SALES	$370,306	$340,023

OPERATING EXPENSES:
Fuel and purchased power	103,409	92,000
Operating and maintenance	107,588	110,503
Depreciation and amortization	45,719	47,572
Selling, general and administrative	43,645	38,265

Total Operating Expenses	300,361	288,340

INCOME FROM OPERATIONS	69,945	51,683

OTHER INCOME (EXPENSE):
Investment earnings	1,328	2,151
Other income	408	10,016
Other expense	(4,047)	(4,865)

Total Other Income (Expense)	(2,311)	7,302

Interest expense	25,445	23,398

INCOME FROM OPERATIONS BEFORE INCOME TAXES	42,189	35,587
Income tax expense	12,014	8,749

NET INCOME	30,175	26,838
Preferred dividends	242	242

EARNINGS AVAILABLE FOR COMMON STOCK	$29,933	$26,596

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING (See Note 2)	$0.34	$0.30

Average equivalent common shares outstanding	87,947,281	87,279,334
DIVIDENDS DECLARED PER COMMON SHARE	$0.27	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
NET INCOME	$30,175	$26,838

OTHER COMPREHENSIVE LOSS:
Unrealized holding loss on marketable securities arising during the period	(19)	(5)

Other Comprehensive Loss	(19)	(5)

COMPREHENSIVE INCOME	$30,156	$26,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$30,175	$26,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,719	47,572
Amortization of nuclear fuel	4,124	3,860
Amortization of deferred gain from sale-leaseback	(1,373)	(1,374)
Amortization of prepaid corporate-owned life insurance	5,073	4,281
Non-cash compensation	1,642	575
Net changes in energy marketing assets and liabilities	5,773	46,865
Accrued liability to certain former officers	445	(69)
Net deferred income taxes and credits	(4,449)	(4,816)
Stock based compensation excess tax benefits	(284)	(230)
Changes in working capital items, net of acquisitions and dispositions:
Accounts receivable, net	10,488	(30,117)
Inventories and supplies	(9,885)	(14,602)
Prepaid expenses and other	8,455	(2,931)
Accounts payable	(14,987)	3,948
Accrued taxes	(24,854)	10,183
Other current liabilities	(42,948)	(46,906)
Changes in other assets	11,950	(3,367)
Changes in other liabilities	35,096	(58,218)

Cash flows from (used in) operating activities	60,160	(18,508)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(106,178)	(63,330)
Purchase of securities within the nuclear decommissioning trust fund	(60,848)	(82,660)
Sale of securities within the nuclear decommissioning trust fund	60,172	81,205
Proceeds from investment in corporate-owned life insurance	—	5,877
Proceeds from other investments	677	25,352
Other investing activities	(22,348)	—

Cash flows used in investing activities	(128,525)	(33,556)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	79,000	143,000
Retirements of long-term debt	(25)	(100,000)
Repayment of capital leases	(1,216)	(1,211)
Borrowings against cash surrender value of corporate-owned life insurance	839	975
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(1,333)	(6,810)
Stock based compensation excess tax benefits	284	230
Issuance of common stock, net	500	558
Cash dividends paid	(20,446)	(18,776)

Cash flows from financing activities	57,603	17,966

NET CASH FLOWS FROM OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	—	1,232

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,762)	(32,866)
CASH AND CASH EQUIVALENTS:
Beginning of period	18,196	38,539

End of period	$7,434	$5,673

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

We provide electric generation, transmission and distribution services to approximately 672,000 customers in Kansas. Westar Energy provides these services in central and northeastern Kansas, including the cities of Topeka, Lawrence, Manhattan, Salina and Hutchinson. Kansas Gas and Electric Company (KGE), Westar Energy’s wholly owned subsidiary, provides these services in south-central and southeastern Kansas, including the city of Wichita. KGE owns a 47% interest in the Wolf Creek Generating Station (Wolf Creek), a nuclear power plant located near Burlington, Kansas. Both Westar Energy and KGE conduct business using the name Westar Energy.

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

The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Form
10-K).

Use of Management’s Estimates

When we prepare our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, valuation of commodity contracts, depreciation, unbilled revenue, investments, valuation of our energy marketing portfolio, intangible assets, fuel costs billed under the terms of our retail energy cost adjustment (RECA), income taxes, pension and other post-retirement and post-employment benefits, our asset retirement obligations including decommissioning of Wolf Creek, environmental issues, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

Accounts Receivable

Receivables, which consist primarily of trade accounts receivable, were reduced by allowances for doubtful accounts of $6.7 million at March 31, 2007, and $6.3 million at December 31, 2006.

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

	Three Months Ended March 31,
	2007	2006
DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:
Denominator for basic earnings per share – weighted average equivalent shares	87,947,281	87,279,334
Effect of dilutive securities:
Employee stock options	1,026	1,428
Restricted share units	516,806	733,318

Denominator for diluted earnings per share – weighted average shares	88,465,113	88,014,080

Potentially dilutive shares not included in the denominator because they are antidilutive	74,890	214,340

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2007	2006
	(In Thousands)
CASH PAID FOR:
Interest on financing activities, net of amount capitalized	$34,852	$37,639
Income taxes	8,500	22,500
NON-CASH INVESTING TRANSACTIONS:
Property, plant and equipment additions	32,246	12,705
NON-CASH FINANCING TRANSACTIONS:
Issuance of common stock	2,391	2,337
Assets acquired through capital leases	695	910

3. DEBT FINANCINGS

On February 2, 2007, Westar Energy exercised its right to request a one year maturity extension for its revolving credit facility dated March 17, 2006. Effective March 16, 2007, $480.0 million of the revolving credit facility matures on March 17, 2012. The remaining $20.0 million matures on March 17, 2011. So long as there is no default or event of default under the revolving credit facility, Westar Energy may elect to extend the term of the credit facility for up to an additional year, subject to lender participation. The facility allows us to borrow up to an aggregate amount of $500.0 million, including letters of credit up to a maximum aggregate amount of $150.0 million. We may elect, subject to Federal Energy Regulatory Commission (FERC) approval, to increase the aggregate amount of borrowings under the facility to $750.0 million by increasing the commitment of one or more lenders who have agreed to such increase, or by adding one or more new lenders with the consent of the Administrative Agent and any letter of credit issuing bank, which will not be unreasonably withheld, so long as there is no default or event of default under the revolving credit facility.

4. INCOME TAXES AND TAXES OTHER THAN INCOME TAXES

We recorded income tax expense of approximately $12.0 million with an effective income tax rate of 28% for the three months ended March 31, 2007, and $8.7 million with an effective income tax rate of 25% for the same period of 2006. The increase in the effective tax rate is due to decreases in the tax benefits from corporate-owned life insurance (COLI) and decreases in the utilization of previously unrecognized capital loss carryforwards in 2007 when compared to 2006.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The income tax returns we filed will likely be audited by the Internal Revenue Service (IRS) or other taxing authorities. However, the timing of the resolution of these audits is uncertain.

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” as of January 1, 2007. The cumulative effect of adopting FIN 48 was an increase of $10.5 million to the January 1, 2007 retained earnings balance.

At January 1, 2007, the amount of unrecognized tax benefits was $50.2 million. Included in this unrecognized tax benefits balance was $31.8 million (net of tax), which if recognized, would favorably impact our effective income tax rate. There were no significant changes to any of the unrecognized tax benefit balances during the first quarter of 2007 and we do not expect any significant increases or decreases to the total amount of unrecognized tax benefits within the next 12 months.

With the adoption of FIN 48, we changed our practice of including interest related to income tax uncertainties in income tax expense. Effective January 1, 2007, interest is classified as interest expense and accrued interest liability. We had $20.0 million and $18.9 million accrued for interest related to income tax liabilities at March 31, 2007 and January 1, 2007, respectively. There were no penalties accrued at March 31, 2007 or January 1, 2007.

With few exceptions, we are not subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1995. Our federal income tax returns for the years 1995 though 2002 have been examined by the IRS and the unagreed issues are pending review before the IRS Appeals and the Joint Committee on Taxation. Our 2003 and 2004 federal income tax returns are currently under IRS examination. Our 2005 federal income tax return is subject to audit by the IRS. We have agreed to extend the statue of limitations for tax years 1995 through 2002 until December 31, 2007 and the statute of limitations for tax year 2003 until June 30, 2008. We do not believe that the outcome of any examination will have a material impact on our consolidated financial statements.

As of March 31, 2007 and December 31, 2006, we also had a reserve of $5.6 million and $6.9 million, respectively, for probable assessments of taxes other than income taxes.

5. COMMITMENTS AND CONTINGENCIES

Environmental Projects

Kansas City Power & Light Company began updating or installing additional equipment related to emissions controls at La Cygne Generating Station in 2005. We will continue to incur costs through the scheduled completion in 2009. We anticipate that our share of these capital costs will be approximately $232.5 million. Additionally, we have identified the potential for up to $512.4 million of expenditures at other power plants for other environmental projects during approximately the next seven to ten years. This cost could increase depending on the resolution of the Environmental Protection Agency (EPA) New Source Review described below. In addition to the capital investment, were we to install such equipment, we anticipate that we would incur significant annual expense to operate and maintain the equipment and the operation of the equipment would reduce net production from our plants. The environmental cost recovery rider (ECRR) approved in the December 28, 2005 KCC Order allows for the timely inclusion in rates of capital expenditures tied directly to environmental improvements required by the Clean Air Act. However, increased operating and maintenance costs, other than expenses related to production-related consumables, such as limestone, can be recovered only through a change in base rates following a rate review.

The degree to which we will need to reduce emissions and the timing of when such emissions controls may be required is uncertain. Both the timing and the nature of required investments depend on specific outcomes that result from interpretation of regulations, new regulations, legislation, and the resolution of the EPA New Source Review described below. In addition, the availability of equipment and contractors can affect the timing and ultimate cost of the equipment. Whether through base rates or the ECRR, we expect to recover such costs through the rates we charge our customers.

EPA New Source Review

Under Section 114(a) of the Clean Air Act (Section 114), the EPA is conducting investigations nationwide to determine whether modifications at coal-fired power plants are subject to New Source Review requirements or New Source Performance Standards. These investigations focus on whether projects at coal-fired plants were routine maintenance or whether the projects were substantial modifications that could reasonably have been expected to result in a significant net increase in emissions. The Clean Air Act requires companies to obtain permits and, if necessary, install control equipment to remove emissions when making a major modification or a change in operation if either is expected to cause a significant net increase in emissions.

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

Manufactured Gas Sites

We have been associated with a number of former manufactured gas sites located in Kansas and Missouri. We and the Kansas Department of Health and Environment (KDHE) entered into a consent agreement in 1994 governing all future work at the Kansas sites. Under the terms of the consent agreement, we agreed to investigate and, if necessary, remediate these sites. Pursuant to an environmental indemnity agreement with ONEOK, Inc. (ONEOK), the current owner of some of the sites, our liability for twelve of the sites is limited. Of those twelve sites, ONEOK assumed total liability for remediation of seven sites and we share liability for remediation with ONEOK for five sites. Our total liability for the five shared sites is capped at $3.8 million. We have sole responsibility for remediation with respect to three sites.

Our liability for our former manufactured gas sites in Missouri is limited by an environmental indemnity agreement with Southern Union Company, which bought all of the Missouri manufactured gas sites. According to the terms of the agreement, our future liability for these sites is capped at $7.5 million.

6. LEGAL PROCEEDINGS

On June 13, 2003, we filed a demand for arbitration with the American Arbitration Association asserting claims against David C. Wittig, our former president, chief executive officer and chairman, and Douglas T. Lake, our former executive vice president, chief strategic officer and member of the board, arising out of their previous employment with us. Mr. Wittig and Mr. Lake have filed counterclaims against us in the arbitration alleging substantial damages related to the termination of their employment and the publication of the report of the special committee of our board of directors. We intend to vigorously defend against these claims. The arbitration has been stayed pending final resolution of the criminal charges filed by the United States Attorney’s Office against Mr. Wittig and Mr. Lake in U.S. District Court in the District of Kansas. On September 12, 2005, the jury convicted Mr. Wittig and Mr. Lake on the charges relevant to each of them. On January 5, 2007, these convictions were overturned by U.S. Tenth Circuit Court of Appeals following appeals by Mr. Wittig and Mr. Lake. On April 30, 2007, the government announced that it had decided to retry certain charges against Mr. Wittig and Mr. Lake. The arbitration remains stayed. We are unable to predict the ultimate impact of this matter on our consolidated financial statements.

We and our subsidiaries are involved in various other legal, environmental and regulatory proceedings. We believe that adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect on our consolidated financial statements.

See also Note 5 for discussion of alleged violations of the Clean Air Act, Note 7 for ongoing investigations and Note 8 for discussion regarding potential liabilities to Mr. Wittig and Mr. Lake.

7. ONGOING INVESTIGATIONS

Grand Jury Subpoena

On September 17, 2002, we were served with a federal grand jury subpoena by the United States Attorney’s Office in Topeka, Kansas, requesting information concerning the use of aircraft and our annual shareholder meetings. Subsequently, the United States Attorney’s Office served additional subpoenas on us and certain of our employees requesting further information concerning the use of our aircraft; executive compensation arrangements with Mr. Wittig, Mr. Lake and other former and present officers; the proposed rights offering of Westar Industries, Inc. stock that was abandoned; and the company in general. We provided information in response to these requests and we cooperated fully in the investigation. We have not been informed that we are a target of the investigation. On December 4, 2003, Mr. Wittig and Mr. Lake were indicted by the federal grand jury on conspiracy, fraud and other criminal charges related to their actions while serving as our officers. For additional information regarding the jury trial of Mr. Wittig and Mr. Lake, see Note 8, “Potential Liabilities to David C. Wittig and Douglas T. Lake.”

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

8. POTENTIAL LIABILITIES TO DAVID C. WITTIG AND DOUGLAS T. LAKE

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

On June 13, 2003, we filed a demand for arbitration with the American Arbitration Association asserting claims against Mr. Wittig and Mr. Lake arising out of their previous employment with us. Mr. Wittig and Mr. Lake have filed counterclaims against us in the arbitration alleging substantial damages related to the termination of their employment and the publication of the report of the special committee of our board of directors. We intend to vigorously defend against these claims. The arbitration has been stayed pending final resolution of criminal charges filed by the United States Attorney’s Office against Mr. Wittig and Mr. Lake in U.S. District Court in the District of Kansas. On September 12, 2005, the jury convicted Mr. Wittig and Mr. Lake on the charges relevant to each of them. On January 5, 2007, these convictions were overturned by U.S. Tenth Circuit Court of Appeals following appeals by Mr. Wittig and Mr. Lake. On April 30, 2007, the government announced that it had decided to retry certain charges against Mr. Wittig and Mr. Lake. The arbitration remains stayed. We are unable to predict the ultimate impact of this matter on our consolidated financial statements.

As of March 31, 2007, we had accrued liabilities totaling approximately $75.4 million for compensation not yet paid to Mr. Wittig and Mr. Lake under various agreements and plans. The compensation includes RSU awards, deferred vested shares, deferred RSU awards, deferred vested stock for compensation, executive salary continuation plan benefits, potential obligations related to the cash received for Guardian International, Inc. (Guardian) preferred stock, and, in the case of Mr. Wittig, benefits arising from a split dollar life insurance agreement. The amount of our obligation to Mr. Wittig related to a split dollar life insurance agreement is subject to adjustment at the end of each quarter based on the total return to our shareholders from the date of that agreement. The total return considers the change in stock price and accumulated dividends. These compensation-related accruals are included in long-term liabilities on the consolidated balance sheets with a portion recorded as a component of paid in capital. The amount accrued will increase annually as it relates to future dividends on deferred RSU awards and increases in amounts that may be due under the executive salary continuation plan.

In addition, through March 31, 2007 we have accrued $10.0 million for legal fees and expenses incurred by Mr. Wittig and Mr. Lake that are recorded in accounts payable on our consolidated balance sheets. These legal fees and expenses were incurred by Mr. Wittig and Mr. Lake in the defense of the criminal charges filed by the United States Attorney’s Office and the subsequent appeal of convictions on these charges. On January 5, 2007, the convictions were overturned by the U.S. Tenth Circuit Court of Appeals. We may incur substantial additional expenses for legal fees and expenses incurred by Mr. Wittig and Mr. Lake as a result of the decision by the United States Attorney’s Office to retry certain charges against Mr. Wittig and Mr. Lake and developments in the arbitration. We have filed lawsuits against Mr. Wittig and Mr. Lake claiming that the legal fees and expenses they have incurred, which we have advanced or for which they seek advancement in the defense of the criminal charges, are unreasonable and excessive. We have asked the court to determine the amount of the legal fees and expenses that were reasonably incurred and which we have an obligation to advance. We are unable to estimate the amount of the legal fees and expenses that will be incurred by Mr. Wittig and Mr. Lake for which we may be ultimately responsible.

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

9. INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

The following table summarizes the net periodic costs for our pension and post-retirement benefit plans.

	Pension Benefits		Post-retirement Benefits
Three Months Ended March 31,	2007	2006	2007	2006
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$2,395	$2,073	$396	$483
Interest cost	8,081	7,536	1,824	1,778
Expected return on plan assets	(9,641)	(8,992)	(857)	(749)
Amortization of unrecognized:
Transition obligation, net	—	—	983	983
Prior service costs/(benefits)	634	734	(104)	(67)
Actuarial loss, net	1,906	2,224	458	597

Net periodic cost	$3,375	$3,575	$2,700	$3,025

10. WOLF CREEK INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

As a co-owner of Wolf Creek, KGE is indirectly responsible for 47% of the liabilities and expenses associated with the Wolf Creek pension and post-retirement plans. The following table summarizes the net periodic costs for KGE’s 47% share of the Wolf Creek pension and post-retirement benefit plans.

	Pension Benefits		Post-retirement Benefits
Three Months Ended March 31,	2007	2006	2007	2006
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$837	$806	$59	$62
Interest cost	1,145	1,066	108	103
Expected return on plan assets	(999)	(851)	—	—
Amortization of unrecognized:
Transition obligation, net	14	14	15	15
Prior service costs	15	8	—	—
Actuarial loss, net	453	451	47	49
Curtailments, settlements and special term benefits	1,486	—	259	—

Net periodic cost	$2,951	$1,494	$488	$229

In January 2007 Wolf Creek Nuclear Operating Corporation (WCNOC) offered a selective retirement incentive to 141 employees of whom 61 accepted. The incentive increased the pension benefit for eligible employees. This resulted in $1.5 million in additional pension benefits and $0.3 million in additional post-retirement benefits for the three months ended March 31, 2007.

11. SUBSEQUENT EVENTS

Common Stock Offering

On April 12, 2007, we entered into a Sales Agency Financing Agreement with BNY Capital Markets, Inc. (BNYCMI). Under the terms of the agreement, we may offer and sell shares of our common stock from time to time through BNYCMI, as agent for the offer and sale of shares, up to an aggregate of $100,000,000, for a period of no more than three years.

The common stock may be offered in one or more selling periods, none of which will exceed 20 trading days. We specify to BNYCMI the aggregate selling price of common stock to be sold during each selling period, which may not exceed $50,000,000 without BNYCMI’s prior written consent. We also specify a minimum selling price. We will pay BNYCMI a commission equal to 1% of the sales price of all shares it sells under the agreement.

We will issue the common stock pursuant to a registration statement previously filed with the Securities and Exchange Commission (SEC) on Form S-3. As of May 3, 2007, we sold 1,568,767 shares for $43.5 million, net of fees, which have been used to reduce borrowings under the revolving credit facility or for other working capital needs.

Purchase of Leasehold Interest in Jeffrey Energy Center

On April 1, 2007, we completed the purchase of Aquila, Inc.’s 8% leasehold interest in Jeffrey Energy Center for $22.3 million and assumed their related lease obligations of $98.5 million through January 3, 2019. Included in this purchase were Aquila’s materials and supplies, inventory and leasehold improvements related to its 8% interest in the plant. Related to this transaction, we entered into a long-term sale agreement with Mid-Kansas Electric Company, LLC (MKEC) pursuant to which we provide MKEC with the capacity and energy from the 8% leasehold interest in Jeffrey Energy Center through January 3, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We are the largest electric utility in Kansas. We produce, transmit and sell electricity at retail in Kansas and at wholesale in a multi-state region in the central United States under the regulation of the Kansas Corporation Commission (KCC) and the FERC.

In Management’s Discussion and Analysis, we discuss our general financial condition, significant changes that occurred during 2007, and our operating results for the three months ended March 31, 2007 and 2006. As you read Management’s Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with GAAP. Note 2 of the Notes to Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies,” contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions by management. The policies highlighted in our 2006 Form 10-K have an impact on our reported results that may be material due to the levels of judgment and subjectivity necessary to account for uncertain matters or their susceptibility to change.

There have been no material changes to our critical accounting estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2006 Form 10-K, except as follows:

Uncertainty in Income Taxes

We account for uncertainty in income taxes in accordance with FIN 48 as of January 1, 2007. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated financial statements. See Note 4 of the Notes to Condensed Consolidated Financial Statements, “Income Taxes and Taxes Other Than Income Taxes,” for additional detail of our uncertainty in income taxes.

OPERATING RESULTS

We evaluate overall operating results principally based on earnings per share. We have various classifications of sales, defined as follows:

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

Energy marketing: Includes: (i) transactions based on market prices with volumes not related to the production of our generating assets or the demand of our retail customers; (ii) financially settled products and physical transactions sourced outside our control area; (iii) fees we earn for marketing services that we provide for third parties; and (iv) changes in valuations for contracts that have yet to settle that are not recorded in tariff- or market-based wholesale revenues.

Transmission: Reflects transmission revenues, including those based on a tariff with the Southwest Power Pool (SPP).

Other: Miscellaneous electric revenues including ancillary service revenues and rent from electric property leased to others.

Regulated retail electric utility sales are significantly impacted by such things as rate regulation, customer demand, the economy of our service area and competitive forces. Our wholesale sales are impacted by, among other factors, demand, cost and availability of fuel and purchased power, price volatility, available generation capacity and transmission availability. Changing weather affects the amount of electricity our customers use. Hot summer temperatures and cold winter temperatures prompt more demand, especially among our residential customers. Mild weather serves to reduce customer demand.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Below we discuss our operating results for the three months ended March 31, 2007 compared to the results for the three months ended March 31, 2006. Changes in results of operations are as follows.

	Three Months Ended March 31,
	2007	2006	Change	% Change
	(In Thousands, Except Per Share Amounts)
SALES:
Residential	$103,279	$94,942	$8,337	8.8
Commercial	91,103	88,479	2,624	3.0
Industrial	59,369	60,954	(1,585)	(2.6)
Other retail	(886)	(4,266)	3,380	79.2

Total Retail Sales	252,865	240,109	12,756	5.3
Tariff-based wholesale	41,187	41,367	(180)	(0.4)
Market-based wholesale	50,262	20,268	29,994	148.0
Energy marketing	(1,431)	12,232	(13,663)	(111.7)
Transmission (a)	21,500	20,681	819	4.0
Other	5,923	5,366	557	10.4

Total Sales	370,306	340,023	30,283	8.9

OPERATING EXPENSES:
Fuel and purchased power	103,409	92,000	11,409	12.4
Operating and maintenance	107,588	110,503	(2,915)	(2.6)
Depreciation and amortization	45,719	47,572	(1,853)	(3.9)
Selling, general and administrative	43,645	38,265	5,380	14.1

Total Operating Expenses	300,361	288,340	12,021	4.2

INCOME FROM OPERATIONS	69,945	51,683	18,262	35.3

OTHER INCOME (EXPENSE):
Investment earnings	1,328	2,151	(823)	(38.3)
Other income	408	10,016	(9,608)	(95.9)
Other expense	(4,047)	(4,865)	818	16.8

Total Other Income (Expense)	(2,311)	7,302	(9,613)	(131.6)

Interest expense	25,445	23,398	2,047	8.7

INCOME FROM OPERATIONS BEFORE INCOME TAXES	42,189	35,587	6,602	18.6
Income tax expense	12,014	8,749	3,265	37.3

NET INCOME	30,175	26,838	3,337	12.4
Preferred dividends	242	242	—	—

EARNINGS AVAILABLE FOR COMMON STOCK	$29,933	$26,596	$3,337	12.5

BASIC EARNINGS PER SHARE	$0.34	$0.30	$0.04	13.3

(a)	Transmission: For the three months ended March 31, 2007, our SPP network transmission costs were approximately $18.8 million. This amount, less approximately $2.8 million that was retained by the SPP for its administration fees, was returned to us and recorded as transmission revenue. For the three months ended March 31, 2006, our SPP network transmission costs were approximately $18.4 million with approximately $1.5 million retained by the SPP for its administration fees.

The following table reflects changes in electric sales volumes, as measured by thousands of megawatt hours (MWh) of electricity. No sales volumes are shown for energy marketing, transmission or other. Energy marketing activities are unrelated to electricity we generate.

	Three Months Ended March 31,
	2007	2006	Change	% Change
	(Thousands of MWh)
Residential	1,538	1,346	192	14.3
Commercial	1,642	1,532	110	7.2
Industrial	1,364	1,388	(24)	(1.7)
Other retail	23	24	(1)	(4.2)

Total Retail	4,567	4,290	277	6.5
Tariff-based wholesale	1,334	1,229	105	8.5
Market-based wholesale	1,048	340	708	208.2

Total	6,949	5,859	1,090	18.6

Retail sales were higher for the three months ended March 31, 2007 due principally to colder weather, which stimulates the demand for electricity. When measured by heating degree days, the weather during the three months ended March 31, 2007 was 15% colder than the same period last year. We measure heating degree days at weather stations we believe to be generally reflective of conditions in our service territory. The change in other retail sales reflects an $11.1 million increase in RECA related revenues, offset by a $7.4 million decrease that resulted primarily from refund obligations related to the remand of the December 28, 2005 KCC Order and decreases in the estimated property tax surcharge revenue.

Market-based wholesale sales and sales volumes were higher than last year, due principally to coal conservation efforts that occurred last year that did not occur this year. The average price per MWh for these sales, however, was about 20% lower than the same period last year.

The decrease in energy marketing is a result of a decrease in valuations of contracts receiving mark to market treatment in 2007, as compared to an increase in 2006. Additionally less favorable market conditions relative to the same period last year reduced profit opportunities.

The change in fuel and purchased power expense resulted from a number of factors, including: the volumes of power we produced and purchased, prevailing market prices and contract provisions that allow for price changes. We used approximately 23% more fuel in our generating plants this year than during the three months ended March 31, 2006, due primarily to our not having coal conservation efforts in place as we did last year. This resulted in $20.0 million higher fuel expense during the three months ended March 31, 2007 as compared with the same period in 2006. Partially offsetting the increase in fuel expense was a $9.9 million decrease in purchased power expense. As we produced more energy from our own plants this year, it also meant that we relied on wholesale purchases to a lesser extent. Our purchased volumes were down 32% when compared with the same period in 2006.

Operating and maintenance expense decreased $2.9 million when compared to last year. This was due primarily to major maintenance at one of our power plants last year, that we did not repeat this year.

The change in selling, general and administrative expense was due primarily to a $3.8 million increase in pension and benefit costs. The largest component of this increase was $1.8 million of expense associated with a retirement incentive program offered to WCNOC employees. Partially offsetting the increase were reduced legal fees associated with matters having to deal with former management.

Other income decreased compared to last year. This was due primarily to our having received $9.6 million in proceeds from COLI last year.

The effective income tax rate was 28% for the three months ended March 31, 2007 and 25% for the same period of 2006. The increase in the effective tax rate is due to decreases in the tax benefits from COLI and decreases in the utilization of previously unrecognized capital loss carryforwards in 2007 when compared to 2006.

FINANCIAL CONDITION

Below we discuss significant balance sheet changes as of March 31, 2007 compared to December 31, 2006.

The fair market value of energy marketing contracts decreased $10.0 million to a level of $10.6 million at March 31, 2007. This was due primarily to positions that have settled.

Other current assets increased $22.9 million. This was due to our having escrowed funds in advance of the closing on the purchase of Aquila, Inc.’s 8% leasehold interest in Jeffrey Energy Center.

The increase in short-term debt was due to increased borrowings under the Westar Energy revolving credit facility. The borrowings were used to pay higher construction expenditures and to fund an escrow account needed to purchase Aquila’s 8% leasehold interest in Jeffrey Energy Center, a transaction that closed subsequent to the end of the first quarter.

Regulatory assets, net of regulatory liabilities, decreased to $446.3 million at March 31, 2007, from $476.0 million at December 31, 2006. Total regulatory assets decreased $37.0 million due primarily to a $22.5 million decrease in deferred future income taxes. Total regulatory liabilities decreased $7.3 million due primarily to a $12.7 million decrease in revenue subject to refund related to amounts collected under the RECA.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We believe we will have sufficient cash to fund future operations, pay debt maturities and dividends from a combination of cash on hand, cash flows from operations and available borrowing capacity. Our available sources of funds include: cash, Westar Energy’s revolving credit facility and access to capital markets. Uncertainties affecting our ability to meet these cash requirements include, among others: factors affecting sales described in “– Operating Results” above, economic conditions, regulatory actions, conditions in the capital markets and compliance with environmental regulations.

Capital Resources

As of March 31, 2007, Westar Energy had a $500.0 million revolving credit facility against which $239.0 million had been borrowed and $25.5 million of letters of credit had been issued.

Common Stock Offering

On April 12, 2007, we entered into a Sales Agency Financing Agreement with BNYCMI. Under the terms of the agreement, we may offer and sell shares of our common stock from time to time through BNYCMI, as agent for the offer and sale of shares, up to an aggregate of $100,000,000, for a period of no more than three years.

The common stock may be offered in one or more selling periods, none of which will exceed 20 trading days. We specify to BNYCMI the aggregate selling price of common stock to be sold during each selling period, which may not exceed $50,000,000 without BNYCMI’s prior written consent. We also specify a minimum selling price. We will pay BNYCMI a commission equal to 1% of the sales price of all shares it sells under the agreement.

We will issue the common stock pursuant to a registration statement previously filed with the SEC on Form S-3. As of May 3, 2007, we sold 1,568,767 shares for $43.5 million, net of fees, which have been used to reduce borrowings under the revolving credit facility or for other working capital needs.

Debt Financings

On February 2, 2007, Westar Energy exercised its right to request a one year maturity extension for its revolving credit facility dated March 17, 2006. Effective March 16, 2007, $480.0 million of the revolving credit facility matures on March 17, 2012. The remaining $20.0 million matures on March 17, 2011. So long as there is no default or event of default under the revolving credit facility, Westar Energy may elect to extend the term of the credit facility for up to an additional year, subject to lender participation. The facility allows us to borrow up to an aggregate amount of $500.0 million, including letters of credit up to a maximum aggregate amount of $150.0 million. We may elect, subject to FERC approval, to increase the aggregate amount of borrowings under the facility to $750.0 million by increasing the commitment of one or more lenders who have agreed to such increase, or by adding one or more new lenders with the consent of the Administrative Agent and any letter of credit issuing bank, which will not be unreasonably withheld, so long as there is no default or event of default under the revolving credit facility.

Cash Flows from (used in) Operating Activities

Operating activities provided $60.2 million of cash in the three months ended March 31, 2007 compared with cash used in operating activities of $18.5 million during the same period of 2006. The increase in cash flows from operating activities for the three months ended March 31, 2007, compared to the same period of 2006, was due principally to the termination of our accounts receivables sales program, a $14.0 million decrease in the payment of income taxes, a $9.0 million decrease in voluntary contributions to our pension trust and a $2.8 million decrease in interest paid. During the three months ended March 31, 2006, we used approximately $65.0 million related to the termination of our accounts receivables sales program and paid $10.0 million in customer rebates.

Cash Flows used in Investing Activities

The utility business is capital intensive and requires significant ongoing investment in plant. We spent $106.2 million in the three months ended March 31, 2007 and $63.3 million in the same period of 2006 on additions to utility property, plant and equipment. During the three months ended March 31, 2007, we used $22.3 million for a deposit in escrow related to the purchase of Aquila, Inc.’s 8% leasehold interest in Jeffrey Energy Center. During the three months ended March 31, 2006, we received $5.9 million from investments in COLI and $23.2 million from investments in Guardian.

Cash Flows from Financing Activities

Financing activities in the three months ended March 31, 2007 provided $57.6 million of cash compared to $18.0 million in the same period of 2006. In the three months ended March 31, 2007, short-term debt provided $79.0 million and we used cash to pay dividends. In the three months ended March 31, 2006, short-term debt provided $143.0 million and we used cash primarily to retire long-term debt, repay COLI borrowings and pay dividends.

OFF-BALANCE SHEET ARRANGEMENTS

From December 31, 2006 through March 31, 2007, there have been no material changes in our off-balance sheet arrangements. For additional information, see our 2006 Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Contractual Obligations

On April 1, 2007, we completed the purchase of Aquila, Inc.’s 8% leasehold interest in Jeffrey Energy Center for $22.3 million and assumed their related lease obligations. Included in this purchase were Aquila’s materials and supplies, inventory and leasehold improvements related to its 8% interest in the plant. Related to this transaction, we entered into a long-term sale agreement with MKEC pursuant to which we provide MKEC with the capacity and energy from the 8% leasehold interest in Jeffrey Energy Center through January 3, 2019. The following table summarizes our projected future lease payment obligations related to this transaction. There were no other material changes in our contractual obligations from December 31, 2006 through March 31, 2007. For additional information, see our 2006 Form 10-K.

	Total	April 1, 2007 through December 31, 2007	2008 - 2009	2010 - 2011	Thereafter
	(In Thousands)
Lease obligations	$98,483	$2,696	$24,916	$25,851	$45,020

We have not included any amounts in the table related to payments of uncertain tax liabilities as of March 31, 2007 because we cannot reasonably estimate when payment of uncertain tax liabilities will occur.

Commercial Commitments

From December 31, 2006 through March 31, 2007, there have been no material changes outside the ordinary course of business in our commercial commitments. For additional information, see our 2006 Form 10-K.

OTHER INFORMATION

Pension Obligation

On March 20, 2007, we made a voluntary contribution to the Westar Energy pension trust of $11.8 million.

Fair Value of Energy Marketing Contracts

The tables below show the fair value of energy marketing and fuel contracts that were outstanding as of March 31, 2007, their sources and maturity periods.

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding as of December 31, 2006	$20,625
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	(9,500)
Changes in fair value of contracts outstanding at the beginning and end of the period	(918)
Fair value of new contracts entered into during the period	419

Fair value of contracts outstanding as of March 31, 2007 (a)	$10,626

(a)	Approximately $8.6 million of the fair value of fuel supply contracts is recognized as a regulatory liability.

The sources of the fair values of the financial instruments related to these contracts as of March 31, 2007 are summarized in the following table.

	Fair Value of Contracts at End of Period
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years
	(In Thousands)
Prices provided by other external sources (swaps and forwards)	$4,696	$2,028	$2,668
Prices based on option pricing models (options and other) (a)	5,930	1,828	4,102

Total fair value of contracts outstanding	$10,626	$3,856	$6,770

(a)	Options are priced using a series of techniques, such as the Black option pricing model.

New Accounting Pronouncements

FIN 48 – Accounting for Uncertainty in Income Taxes

We adopted the provisions of FIN 48 as of January 1, 2007. The cumulative effect of adopting FIN 48 was an increase of $10.5 million to the January 1, 2007 retained earnings balance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in commodity prices, equity instrument investment prices and interest rates. From December 31, 2006 to March 31, 2007, no significant changes have occurred in our exposure to market risk. For additional information, see our 2006 Form 10-K, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2007, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information on other legal proceedings is set forth in Notes 5, 6, 7 and 8 of the Notes to Condensed Consolidated Financial Statements, “Commitments and Contingencies – EPA New Source Review,” “Legal Proceedings,” “On-going Investigations” and “Potential Liabilities to David C. Wittig and Douglas T. Lake,” respectively, which are incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Like other companies in our industry, our consolidated financial results will be impacted by weather, the economy of our service territory and the energy use of our customers. The value of our common stock and our creditworthiness will be affected by national and international macroeconomic trends, general market conditions and the expectations of the investment community, all of which are largely beyond our control. In addition, the following statement highlights our risk factor related to the Clean Air Act and other environmental regulations that may affect our consolidated financial condition and results of operations. There were no other material changes in our risk factors from December 31, 2006 through March 31, 2007. For additional information, see our 2006 Form 10-K.

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

Our activities are subject to environmental regulation by federal, state, and local governmental authorities. These regulations generally involve the use of water, discharges of effluents into the water, emissions into the air, the handling, storage and use of hazardous substances, and waste handling, remediation and disposal, among others. Congress or the State of Kansas may enact legislation and the EPA or the State of Kansas may propose new regulations or change existing regulations that could require us to reduce certain emissions at our plants. New or changed laws and regulations may result from the increasing national and international concern about possible global warming caused by the atmospheric release of greenhouse gases by industrial and other sources, including the utility industry. New or changed laws and regulations could require us to install costly equipment, increase our operating expense, reduce production from our plants or take other actions we are unable to identify at this time.

The degree to which we may need to reduce emissions and the timing of when such emissions control equipment may be required is uncertain. Both the timing and the nature of required investments depend on specific outcomes that result from interpretation of regulations, new regulations, legislation, and the resolution of the EPA notice of violation described above. Although we expect to recover in our rates the costs that we incur to comply with environmental regulations, we can provide no assurance that we will be able to fully and timely recover such costs. Failure to recover these associated costs could have a material adverse effect on our consolidated financial statements.

I TEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended March 31, 2007

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended March 31, 2007

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended March 31, 2007 (furnished and not to be considered filed as part of the Form 10-Q)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAR ENERGY, INC.

Date: May 9, 2007	By:	/s/ Mark A. Ruelle
Mark A. Ruelle, Executive Vice President and Chief Financial Officer