Form 10-Q
period 2007-06-30
WESTAR ENERGY INC /KS
filed 2007-08-08
CIK 54507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	91,478,994 shares
(Class)	(Outstanding at August 1, 2007)

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

-	amount, type and timing of capital expenditures,

-	earnings,

-	cash flow,

-	liquidity and capital resources,

-	litigation,

-	accounting matters,

-	possible corporate restructurings, acquisitions and dispositions,

-	compliance with debt and other restrictive covenants,

-	interest rates and dividends,

-	environmental matters,

-	regulatory matters,

-	nuclear operations, and

-	the overall economy of our service area.

What happens in each case could vary materially from what we expect because of such things as:

-	regulated and competitive markets,

-	economic and capital market conditions,

-	changes in accounting requirements and other accounting matters,

-	changing weather,

-	the ultimate impact of the remand by the Kansas Court of Appeals to the Kansas Corporation Commission arising from appeals filed by interveners of portions of the December 28, 2005, Rate Order,

-	the impact of regional transmission organizations and independent system operators, including the development of new market mechanisms for energy markets in which we participate,

-	rates, cost recoveries and other regulatory matters including the outcome of our request for reconsideration of the September 6, 2006, Federal Energy Regulatory Commission Order,

-	the impact of changes and downturns in the energy industry and the market for trading wholesale energy,

-	the outcome of the notice of violation received on January 22, 2004, from the Environmental Protection Agency and other environmental matters including possible future legislative or regulatory mandates related to emissions of presently unregulated gases or substances,

-	political, legislative, judicial and regulatory developments at the municipal, state and federal level that can affect us or our industry,

-	the impact of our potential liability to David C. Wittig and Douglas T. Lake for unpaid compensation and benefits and the impact of claims they have made against us related to the termination of their employment and the publication of the report of the special committee of the board of directors,

-	the impact of changes in interest rates,

-	the impact of changes in interest rates on pension and other post-retirement and post-employment benefit liability calculations, as well as actual and assumed investment returns on pension plan assets,

-	the impact of changes in estimates regarding our Wolf Creek Generating Station decommissioning obligation,

-	changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown or required modification of nuclear generating facilities,

-	uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel storage and disposal,

-	homeland security considerations,

-	coal, natural gas, uranium, oil and wholesale electricity prices,

-	availability and timely provision of equipment, supplies, labor and fuel we need to operate our business, and

-	other circumstances affecting anticipated operations, sales and costs.

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

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition
2005 KCC Order	December 28, 2005, KCC Order
2006 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2006
AFUDC	Allowance for Funds Used During Construction
Aquila	Aquila, Inc.
BNYCMI	BNY Capital Markets, Inc.
COLI	Corporate-owned Life Insurance
DOJ	Department of Justice
ECRR	Environmental Cost Recovery Rider
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
February 2007 Order	February 8, 2007, KCC Order
FERC	Federal Energy Regulatory Commission
FIN	Financial Accounting Standards Board Interpretation No.
GAAP	Generally Accepted Accounting Principles
Guardian	Guardian International, Inc.
IRS	Internal Revenue Service
July 2007 Order	July 31, 2007, KCC Order
KCC	Kansas Corporation Commission
KGE	Kansas Gas and Electric Company
La Cygne	La Cygne Generating Station
MKEC	Mid-Kansas Electric Company, LLC
MWh	Megawatt hours
ONEOK	ONEOK, Inc.
RECA	Retail energy cost adjustment
RSUs	Restricted share units
Section 114	Section 114(a) of the Clean Air Act
SPP	Southwest Power Pool
SFAS	Statement of Financial Accounting Standards
WCNOC	Wolf Creek Nuclear Operating Corporation
Wolf Creek	Wolf Creek Generating Station

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WESTAR ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,109	$18,196
Accounts receivable, net of allowance for doubtful accounts of $5,398 and $6,257, respectively	220,296	179,859
Inventories and supplies, net	172,242	147,930
Energy marketing contracts	90,471	67,267
Tax receivable	16,884	15,142
Deferred tax assets	7,636	853
Prepaid expenses	54,966	29,620
Regulatory assets	49,471	58,777
Other	23,431	19,076

Total Current Assets	641,506	536,720

PROPERTY, PLANT AND EQUIPMENT, NET	4,397,793	4,071,607

OTHER ASSETS:
Regulatory assets	493,712	550,703
Nuclear decommissioning trust	120,345	111,135
Energy marketing contracts	19,389	11,173
Other	186,130	173,837

Total Other Assets	819,576	846,848

TOTAL ASSETS	$5,858,875	$5,455,175

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$170,000	$160,000
Accounts payable	157,414	150,424
Accrued taxes	50,599	102,219
Energy marketing contracts	81,254	57,281
Accrued interest	37,262	32,928
Regulatory liabilities	61,767	49,836
Other	123,441	110,488

Total Current Liabilities	681,737	663,176

LONG-TERM LIABILITIES:
Long-term debt, net	1,713,377	1,563,265
Obligation under capital leases	123,223	12,316
Deferred income taxes	825,541	906,311
Unamortized investment tax credits	60,066	61,668
Deferred gain from sale-leaseback	122,270	125,017
Accrued employee benefits	247,100	246,930
Asset retirement obligations	86,451	84,192
Energy marketing contracts	4,771	534
Regulatory liabilities	91,849	83,664
Other	220,599	140,536

Total Long-Term Liabilities	3,495,247	3,224,433

COMMITMENTS AND CONTINGENCIES (see Notes 6 and 7)

TEMPORARY EQUITY	5,564	6,671

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock, par value $100 per share; authorized 600,000 shares; issued and outstanding 214,363 shares	21,436	21,436
Common stock, par value $5 per share; authorized 150,000,000 shares; issued 90,739,348 shares and 87,394,886 shares, respectively	453,697	436,974
Paid-in capital	991,180	916,605
Retained earnings	209,912	185,779
Accumulated other comprehensive income, net	102	101

Total Shareholders’ Equity	1,676,327	1,560,895

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,858,875	$5,455,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,
	2007	2006
SALES	$415,178	$406,622

OPERATING EXPENSES:
Fuel and purchased power	131,348	129,750
Operating and maintenance	122,056	118,568
Depreciation and amortization	48,052	50,216
Selling, general and administrative	42,960	39,078

Total Operating Expenses	344,416	337,612

INCOME FROM OPERATIONS	70,762	69,010

OTHER INCOME (EXPENSE):
Investment earnings	2,534	2,681
Other income	1,820	2,451
Other expense	(2,359)	(1,194)

Total Other Income	1,995	3,938

Interest expense	30,419	25,048

INCOME FROM OPERATIONS BEFORE INCOME TAXES	42,338	47,900
Income tax expense	9,630	12,535

NET INCOME	32,708	35,365
Preferred dividends	242	242

EARNINGS AVAILABLE FOR COMMON STOCK	$32,466	$35,123

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING (See Note 2)	$0.36	$0.40

Average equivalent common shares outstanding	89,781,652	87,461,996

DIVIDENDS DECLARED PER COMMON SHARE	$0.27	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
SALES	$785,484	$746,645

OPERATING EXPENSES:
Fuel and purchased power	234,757	221,750
Operating and maintenance	229,645	229,071
Depreciation and amortization	93,771	97,788
Selling, general and administrative	86,604	77,343

Total Operating Expenses	644,777	625,952

INCOME FROM OPERATIONS	140,707	120,693

OTHER INCOME (EXPENSE):
Investment earnings	3,862	4,833
Other income	2,228	12,468
Other expense	(6,407)	(6,061)

Total Other (Expense) Income	(317)	11,240

Interest expense	55,864	48,446

INCOME FROM OPERATIONS BEFORE INCOME TAXES	84,526	83,487
Income tax expense	21,643	21,284

NET INCOME	62,883	62,203
Preferred dividends	485	485

EARNINGS AVAILABLE FOR COMMON STOCK	$62,398	$61,718

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING (See Note 2):
Basic earnings available	$0.70	$0.71

Diluted earnings available	$0.70	$0.70

Average equivalent common shares outstanding	88,869,534	87,371,108

DIVIDENDS DECLARED PER COMMON SHARE	$0.54	$0.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended June 30,
	2007	2006
NET INCOME	$32,708	$35,365

OTHER COMPREHENSIVE INCOME:
Unrealized holding gain on marketable securities arising during the period	20	37

Other Comprehensive Income	20	37

COMPREHENSIVE INCOME	$32,728	$35,402

	Six Months Ended June 30,
	2007	2006
NET INCOME	$62,883	$62,203

OTHER COMPREHENSIVE INCOME:
Unrealized holding gain on marketable securities arising during the period	1	33

Other Comprehensive Income	1	33

COMPREHENSIVE INCOME	$62,884	$62,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$62,883	$62,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,771	97,788
Amortization of nuclear fuel	8,284	7,761
Amortization of deferred gain from sale-leaseback	(2,747)	(2,748)
Amortization of prepaid corporate-owned life insurance	6,303	7,842
Non-cash compensation	3,694	1,539
Net changes in energy marketing assets and liabilities	7,193	(6,185)
Accrued liability to certain former officers	(254)	578
Net deferred income taxes and credits	(28,560)	(14,261)
Stock based compensation excess tax benefits	(843)	(525)
Allowance for equity funds used during construction	(713)	—
Changes in working capital items, net of acquisitions and dispositions:
Accounts receivable, net	(40,437)	(78,890)
Inventories and supplies	(24,312)	(32,856)
Prepaid expenses and other	(35,219)	(46,316)
Accounts payable	3,365	7,695
Accrued taxes	653	(2,426)
Other current liabilities	(26,914)	(9,870)
Changes in other assets	17,575	(2,889)
Changes in other liabilities	18,693	(18,980)

Cash flows from (used in) operating activities	62,415	(30,540)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(308,582)	(140,530)
Allowance for equity funds used during construction	713	—
Investment in corporate-owned life insurance	(18,793)	(19,127)
Purchase of securities within the nuclear decommissioning trust fund	(118,918)	(182,232)
Sale of securities within the nuclear decommissioning trust fund	118,337	179,901
Proceeds from investment in corporate-owned life insurance	544	8,774
Proceeds from other investments	581	51,619
Other investing activities	—	(3,697)

Cash flows used in investing activities	(326,118)	(105,292)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	10,000	198,000
Proceeds from long-term debt	145,459	99,662
Retirements of long-term debt	(25)	(200,000)
Repayment of capital leases	(2,835)	(2,421)
Borrowings against cash surrender value of corporate-owned life insurance	58,976	57,507
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(2,003)	(9,237)
Stock based compensation excess tax benefits	843	525
Issuance of common stock, net	84,037	1,227
Cash dividends paid	(42,836)	(39,197)

Cash flows from financing activities	251,616	106,066

NET CASH FLOWS FROM OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	—	1,232

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,087)	(28,534)
CASH AND CASH EQUIVALENTS:
Beginning of period	18,196	38,539

End of period	$6,109	$10,005

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

We provide electric generation, transmission and distribution services to approximately 673,000 customers in Kansas. Westar Energy provides these services in central and northeastern Kansas, including the cities of Topeka, Lawrence, Manhattan, Salina and Hutchinson. Kansas Gas and Electric Company (KGE), Westar Energy’s wholly owned subsidiary, provides these services in south-central and southeastern Kansas, including the city of Wichita. KGE owns a 47% interest in the Wolf Creek Generating Station (Wolf Creek), a nuclear power plant located near Burlington, Kansas. Both Westar Energy and KGE conduct business using the name Westar Energy.

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

Use of Management’s Estimates

When we prepare our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, valuation of commodity contracts, depreciation, unbilled revenue, investments, valuation of our energy marketing portfolio, intangible assets, forecasted fuel costs included in our retail energy cost adjustment (RECA) billed to customers, income taxes, pension and other post-retirement and post-employment benefits, our asset retirement obligations including decommissioning of Wolf Creek, environmental issues, customer refund obligations related to the remand of the December 28, 2005, KCC Order (2005 KCC Order), contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year.

Allowance for Funds Used During Construction

Allowance for funds used during construction (AFUDC) represents the cost of capital used to finance utility construction activity. AFUDC is computed by applying a composite pretax rate to qualified construction work in progress. The amount of AFUDC capitalized as a construction cost is credited to other income (for equity funds) and interest expense (for borrowed funds) on the accompanying consolidated statements of income, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In Thousands)
Borrowed funds	$2,816	$1,049	$5,488	$1,845
Equity funds	713	—	713	—

Total	$3,529	$1,049	$6,201	$1,845

Average AFUDC Rates	6.4%	4.6%	6.2%	4.8%

Dilutive Shares

We report basic earnings per share applicable to equivalent common stock based on the weighted average number of common shares outstanding and shares issuable in connection with vested restricted share units (RSUs) during the period reported. Diluted earnings per share include the effects of potential issuances of common shares resulting from the assumed vesting of all outstanding RSUs and the exercise of all outstanding stock options issued pursuant to the terms of our stock based compensation plans. The dilutive effect of shares issuable under our stock based compensation plans is computed using the treasury stock method.

The following table reconciles the weighted average number of equivalent common shares outstanding used to compute basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:
Denominator for basic earnings per share – weighted average equivalent shares	89,781,652	87,461,996	88,869,534	87,371,108
Effect of dilutive securities:
Employee stock options	1,034	909	1,030	897
Restricted share units	535,383	684,173	489,177	662,604

Denominator for diluted earnings per share – weighted average equivalent shares	90,318,069	88,147,078	89,359,741	88,034,609

Potentially dilutive shares not included in the denominator since they are antidilutive	74,890	201,640	74,890	201,640

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2007	2006
	(In Thousands)
CASH PAID FOR:
Interest on financing activities, net of amount capitalized	$41,647	$45,663
Income taxes	41,020	39,447
NON-CASH INVESTING TRANSACTIONS:
Jeffrey Energy Center 8% leasehold interest	118,538	—
Other property, plant and equipment additions	30,281	11,975
NON-CASH FINANCING TRANSACTIONS:
Issuance of common stock	7,095	5,417
Capital lease for Jeffrey Energy Center 8% leasehold interest	118,538	—
Other assets acquired through capital leases	1,662	2,744

New Accounting Pronouncements

SFAS No. 157 – Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We anticipate adopting the guidance effective January 1, 2008. We are currently evaluating what impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. A business entity shall report unrealized gains and losses on items for which fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We anticipate adopting the guidance effective January 1, 2008. We are currently evaluating what impact the adoption of SFAS No. 159 will have on our consolidated financial statements.

3. RATE MATTERS AND REGULATION

Changes in Rates

In accordance with a 2003 KCC Order, on May 2, 2005, we filed applications with the KCC for it to review our retail electric rates. On December 28, 2005, the KCC issued an order authorizing changes in our rates, which we began billing in the first quarter of 2006, and approving various other changes in our rate structures. In April 2006, interveners to the rate review filed appeals with the Kansas Court of Appeals challenging various aspects of the 2005 KCC Order. On July 7, 2006, the Kansas Court of Appeals reversed and remanded for further consideration by the KCC three elements of the 2005 KCC Order. The balance of the 2005 KCC Order was upheld.

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

On February 8, 2007, the KCC issued an order (February 2007 Order) in response to the Kansas Court of Appeals’ decision regarding the 2005 KCC Order. In its February 2007 Order, the KCC: (i) confirmed its original decision regarding its treatment of the La Cygne unit 2 sale-leaseback transaction; (ii) in lieu of a transmission delivery charge, ruled that it intends to permit us to recover our transmission related costs in a manner similar to how we recover our other costs; and (iii) reversed itself with regard to the inclusion in depreciation rates of a component for terminal net salvage. The February 2007 Order requires us to refund to our customers the amount we have collected related to terminal net salvage. On July 31, 2007, the KCC issued an order (July 2007 Order) resolving issues raised by us and interveners following the February 2007 Order. In its July 2007 Order, the KCC: (i) confirmed its earlier decision concerning recovery of terminal net salvage and quantified the effect of that ruling; and (ii) approved a Stipulation and Agreement between us and the KCC Staff. The Stipulation and Agreement approved by the KCC quantified the refund obligation related to amounts previously collected from customers for transmission related costs and established the amount of transmission costs to be included in retail rates, prospectively. We and interveners have until August 20, 2007 to file petitions for reconsideration of the July 2007 Order. The order requires that we file new tariffs and a plan for implementing refunds by August 21, 2007. We have recorded a regulatory liability at June 30, 2007, in the amount of $35.9 million, which represents our estimate of our customer refund obligation.

4. DEBT FINANCINGS

On February 2, 2007, Westar Energy exercised its right to request a one-year extension of the termination date for the commitments of the lenders under the revolving credit facility dated March 17, 2006. Effective March 16, 2007, $480.0 million of the commitments of the lenders under the revolving credit facility terminate on March 17, 2012. The remaining $20.0 million of the commitments terminate on March 17, 2011. So long as there is no default or event of default under the revolving credit facility, Westar Energy may elect to extend the term of the credit facility for up to an additional year, subject to lender participation. The facility allows us to borrow up to an aggregate amount of $500.0 million, including letters of credit up to a maximum aggregate amount of $150.0 million. We may elect, subject to Federal Energy Regulatory Commission (FERC) approval, to increase aggregate available borrowings under the facility to $750.0 million by increasing the commitment of one or more lenders who have agreed to such increase, or by adding one or more new lenders with the consent of the Administrative Agent and any letter of credit issuing bank, which will not be unreasonably withheld, so long as there is no default or event of default under the revolving credit facility.

On May 16, 2007, Westar Energy sold $150.0 million aggregate principal amount of 6.1% Westar Energy first mortgage bonds maturing in 2047. Proceeds from the offering were used for working capital and general corporate requirements.

5. INCOME TAXES AND TAXES OTHER THAN INCOME TAXES

We recorded income tax expense of approximately $9.6 million with an effective income tax rate of 23% for the three months ended June 30, 2007, and $12.5 million with an effective income tax rate of 26% for the same period of 2006; and $21.6 million with an effective income tax rate of 26% for the six months ended June 30, 2007, and $21.3 million with an effective income tax rate of 26% for the same period of 2006. The decrease in the effective tax rate for the three months ended June 30, 2007, is due to a decrease in income before income tax and the additional utilization of a net operating loss that has not previously been applied against income for other carryback or carryover years.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The income tax returns we filed will likely be audited by the Internal Revenue Service (IRS) or other taxing authorities. However, the timing of the resolution of these audits is uncertain.

We adopted the provisions of FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” as of January 1, 2007. The cumulative effect of adopting FIN 48 was an increase of $10.5 million to the January 1, 2007, retained earnings balance.

At January 1, 2007, the amount of unrecognized tax benefits was $50.2 million. Included in this unrecognized tax benefits balance was $31.8 million (net of tax), which if recognized, would favorably impact our effective income tax rate. There were no significant changes to any of the unrecognized tax benefit balances during the first two quarters of 2007 and we do not expect any significant increases or decreases to the total amount of unrecognized tax benefits within the next 12 months.

With the adoption of FIN 48, we changed our practice of including interest related to income tax uncertainties in income tax expense. Effective January 1, 2007, interest is classified as interest expense and accrued interest liability. We had $21.6 million and $18.9 million accrued for interest related to income tax liabilities at June 30, 2007, and January 1, 2007, respectively. There were no penalties accrued at June 30, 2007, or January 1, 2007.

With few exceptions, we are not subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1995. Our federal income tax returns for the years 1995 through 2002 have been examined by the IRS. The unresolved issues are pending review before the IRS Appeals and the Joint Committee on Taxation. Our 2003 and 2004 federal income tax returns are currently under IRS examination. Our 2005 federal income tax return is subject to audit by the IRS. We have agreed to extend the statue of limitations for tax years 1995 through 2002 until December 31, 2007, and the statute of limitations for tax year 2003 until June 30, 2008. It is reasonably possible that one or both of these IRS examinations will be complete within the next 12 months. We do not believe that the outcome of any examination will have a material impact on our consolidated financial statements.

As of June 30, 2007, and December 31, 2006, we also had a reserve of $4.7 million and $6.9 million, respectively, for probable assessments of taxes other than income taxes.

6. COMMITMENTS AND CONTINGENCIES

Environmental Projects

Kansas City Power & Light Company, the operator and co-owner of La Cygne, began updating or installing additional equipment related to emissions controls at that station in 2005. We will continue to incur costs related to our 50% ownership interest through the scheduled completion in 2009. We anticipate that our share of these capital costs will be approximately $232.5 million. Additionally, we have identified the potential for up to $512.4 million of expenditures at other power plants for other environmental projects during approximately the next eight to ten years. This cost could increase depending on the resolution of the Environmental Protection Agency (EPA) New Source Review described below. In addition to the capital investment, were we to install such equipment, we anticipate that we would incur significant annual expense to operate and maintain the equipment and the operation of the equipment would reduce net production from our plants. The environmental cost recovery rider (ECRR) approved in the 2005 KCC Order allows for the timely inclusion in rates of capital expenditures tied directly to environmental improvements required by the Clean Air Act. However, increased operating and maintenance costs other than expenses related to production-related consumables can be recovered only through a change in base rates following a rate review.

On March 15, 2005, the EPA issued the Clean Air Mercury Rule. The rule caps permanently, and seeks to reduce, the amount of mercury that may be emitted from coal-fired power plants. Mercury reductions will be implemented in two phases, the first starting in 2010. Mercury emission allowances will be allocated to us pursuant to the rule. Preliminary testing indicates that the allowances allocated to us will not be adequate for our coal-fired units to be in compliance with the first phase requirements of the rule. If the allowances allocated to us are not sufficient, we may be required to purchase allowances in the market when allowances begin trading, install additional equipment or take other actions to reduce our mercury emissions. Several different environmental groups and states are challenging this rule in court, which could potentially delay its implementation. Assuming that implementation of the rule is not delayed, we will need to have installed and certified by January 1, 2009, continuous emissions mercury monitoring systems on each coal-fired unit. We do not know what the costs to comply with the Clean Air Mercury Rule will be, but we believe they could be material.

The degree to which we will need to reduce emissions and the timing of when such emissions controls may be required is uncertain. Both the timing and the nature of required investments depend on specific outcomes that result from interpretation of existing regulations, new regulations, legislation, and the resolution of the EPA New Source Review described below. In addition, the availability of equipment and contractors can affect the timing and ultimate cost of the equipment. Whether through base rates or the ECRR, we expect to recover such costs through the rates we charge our customers.

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

Manufactured Gas Sites

We have been associated with a number of former manufactured gas sites located in Kansas and Missouri. We and the Kansas Department of Health and Environment entered into a consent agreement in 1994 governing all future work at the Kansas sites. Under the terms of the consent agreement, we agreed to investigate and, if necessary, remediate these sites. Pursuant to an environmental indemnity agreement with ONEOK, Inc. (ONEOK), the current owner of some of the sites, our liability for twelve of the sites is limited. Of those twelve sites, ONEOK assumed total liability for remediation of seven sites and we share liability for remediation with ONEOK for five sites. Our total liability for the five shared sites is capped at $3.8 million. We have sole responsibility for remediation with respect to three sites.

Our liability for former manufactured gas sites in Missouri is limited by an environmental indemnity agreement with Southern Union Company, which bought all of the Missouri manufactured gas sites. According to the terms of the agreement, our future liability for these sites is capped at $7.5 million.

7. LEGAL PROCEEDINGS

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

See also Note 6 for discussion of alleged violations of the Clean Air Act, Note 8 for ongoing investigations and Note 9 for discussion regarding potential liabilities to Mr. Wittig and Mr. Lake.

8. ONGOING INVESTIGATIONS

Grand Jury Subpoena

On September 17, 2002, we were served with a federal grand jury subpoena by the United States Attorney’s Office in Topeka, Kansas, requesting information concerning the use of aircraft and our annual shareholder meetings. Subsequently, the United States Attorney’s Office served additional subpoenas on us and certain of our employees requesting further information concerning the use of our aircraft; executive compensation arrangements with Mr. Wittig, Mr. Lake and other former and present officers; the proposed rights offering of Westar Industries, Inc. stock that was abandoned; and the company in general. We provided information in response to these requests and we cooperated fully in the investigation. We have not been informed that we are a target of the investigation. On December 4, 2003, Mr. Wittig and Mr. Lake were indicted by the federal grand jury on conspiracy, fraud and other criminal charges related to their actions while serving as our officers. For additional information regarding the jury trial of Mr. Wittig and Mr. Lake, see Note 9, “Potential Liabilities to David C. Wittig and Douglas T. Lake.”

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

9. POTENTIAL LIABILITIES TO DAVID C. WITTIG AND DOUGLAS T. LAKE

David C. Wittig, our former chairman of the board, president and chief executive officer, resigned from all of his positions with us and our affiliates on November 22, 2002. On May 7, 2003, our board of directors determined that the employment of Mr. Wittig was terminated as of November 22, 2002, for cause. Douglas T. Lake, our former executive vice president, chief strategic officer and member of the board, was placed on administrative leave from all of his positions with us and our affiliates on December 6, 2002. On June 12, 2003, our board of directors terminated the employment of Mr. Lake for cause.

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

As of June 30, 2007, we had accrued liabilities totaling approximately $74.8 million for compensation not yet paid to Mr. Wittig and Mr. Lake under various agreements and plans. The compensation includes RSU awards, deferred vested shares, deferred RSU awards, deferred vested stock for compensation, executive salary continuation plan benefits, potential obligations related to the cash received for Guardian International, Inc. (Guardian) preferred stock, and, in the case of Mr. Wittig, benefits arising from a split dollar life insurance agreement. The amount of our obligation to Mr. Wittig related to a split dollar life insurance agreement is subject to adjustment at the end of each quarter based on the total return to our shareholders from the date of that agreement. The total return considers the change in stock price and accumulated dividends. These compensation-related accruals are included in long-term liabilities on the consolidated balance sheets with a portion recorded as a component of paid in capital. The amount accrued will increase annually as it relates to future dividends on deferred RSU awards and increases in amounts that may be due under the executive salary continuation plan.

In addition, through June 30, 2007, we have accrued $10.1 million for legal fees and expenses incurred by Mr. Wittig and Mr. Lake that are recorded in accounts payable on our consolidated balance sheets. These legal fees and expenses were incurred by Mr. Wittig and Mr. Lake in the defense of the criminal charges filed by the United States Attorney’s Office and the subsequent appeal of convictions on these charges. On January 5, 2007, the U.S. Tenth Circuit Court of Appeals overturned the convictions. Subsequently, the United States Attorney’s Office decided to retry certain charges against Mr. Wittig and Mr. Lake. The retrial is currently scheduled to begin in early 2008. We have filed lawsuits against Mr. Wittig and Mr. Lake claiming that the legal fees and expenses they have incurred are unreasonable and excessive and we have asked the courts to determine the amount of the legal fees and expenses that were reasonably incurred and which we have an obligation to pay, as well as the amount of the legal fees and expenses that we have an obligation to advance in the future. The court in the lawsuit against Mr. Lake has ordered us to pay a portion of the unpaid fees and expenses and directed us to advance future fees and expenses related to the retrial on a current basis. We have appealed this order. We expect to incur substantial additional expenses for legal fees and expenses that will be incurred by Mr. Wittig and Mr. Lake, but are unable to estimate the amount for which we may ultimately be responsible.

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

10. INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

The following table summarizes the net periodic costs for our pension and post-retirement benefit plans.

	Pension Benefits		Post-retirement Benefits
Three Months Ended June 30,	2007	2006	2007	2006
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$2,395	$2,073	$396	$483
Interest cost	8,082	7,536	1,825	1,778
Expected return on plan assets	(9,642)	(8,992)	(857)	(749)
Amortization of unrecognized:
Transition obligation, net	—	—	983	983
Prior service costs/(benefits)	633	734	(104)	(67)
Actuarial loss, net	1,907	2,224	457	597

Net periodic cost	$3,375	$3,575	$2,700	$3,025

	Pension Benefits		Post-retirement Benefits
Six Months Ended June 30,	2007	2006	2007	2006
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$4,790	$4,146	$792	$966
Interest cost	16,163	15,072	3,649	3,558
Expected return on plan assets	(19,283)	(17,984)	(1,714)	(1,499)
Amortization of unrecognized:
Transition obligation, net	—	—	1,966	1,965
Prior service costs/(benefits)	1,267	1,467	(208)	(135)
Actuarial loss, net	3,813	4,449	915	1,195

Net periodic cost	$6,750	$7,150	$5,400	$6,050

11. WOLF CREEK INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

As a co-owner of Wolf Creek, KGE is indirectly responsible for 47% of the liabilities and expenses associated with the Wolf Creek pension and post-retirement plans. The following table summarizes the net periodic costs for KGE’s 47% share of the Wolf Creek pension and post-retirement benefit plans.

	Pension Benefits		Post-retirement Benefits
Three Months Ended June 30,	2007	2006	2007	2006
	(In Thousands)
Components of Net Periodic Cost:
Service cost	$882	$812	$58	$62
Interest cost	1,203	1,073	110	103
Expected return on plan assets	(1,051)	(857)	—	—
Amortization of unrecognized:
Transition obligation, net	14	14	13	15
Prior service costs	14	8	—	—
Actuarial loss, net	472	453	49	49

Net periodic cost	$1,534	$1,503	$230	$229

	Pension Benefits		Post-retirement Benefits
Six Months Ended June 30,	2007	2006	2007	2006
	(In Thousands)
Components of Net Periodic Cost:
Service cost	$1,719	$1,617	$117	$124
Interest cost	2,348	2,139	218	206
Expected return on plan assets	(2,050)	(1,708)	—	—
Amortization of unrecognized:
Transition obligation, net	28	28	28	29
Prior service costs	29	16	—	—
Actuarial loss, net	925	904	96	98
Curtailments, settlements and special term benefits	1,486	—	259	—

Net periodic cost	$4,485	$2,996	$718	$457

In January 2007, Wolf Creek Nuclear Operating Corporation (WCNOC) offered a selective retirement incentive to certain employees. The incentive increased the pension benefit for eligible employees who elected retirement. This resulted in $1.5 million in additional pension benefits and $0.3 million in additional post-retirement benefits for the six months ended June 30, 2007.

12. LEASES

Capital Leases

We identify capital leases based on criteria in SFAS No. 13, “Accounting for Leases.” For both vehicles and computer equipment, new leases are signed each month based on the terms of master lease agreements. The lease term for vehicles is from 5 to 14 years depending on the type of vehicle. Computer equipment has either a two- or four-year term.

On April 1, 2007, we completed the purchase of Aquila, Inc.’s (Aquila) 8% leasehold interest in Jeffrey Energy Center for $25.8 million and assumed the related lease obligation. This lease expires on January 3, 2019, and has a purchase option at the end of the lease term. Based on current economic and other conditions, we expect to exercise the purchase option. Based upon these expectations, we recorded a capital lease of $118.5 million.

Assets recorded under capital leases are listed below.

	June 30, 2007	December 31, 2006
	(In Thousands)
Vehicles	$29,633	$30,009
Computer equipment and software	4,662	4,950
Jeffrey Energy Center 8% interest	118,538	—
Accumulated amortization	(18,926)	(18,115)

Total capital leases	$133,907	$16,844

Capital lease payments are currently treated as operating leases for rate making purposes. Minimum annual rental payments, excluding administrative costs such as property taxes, insurance and maintenance, under capital leases are listed below.

Total Capital Leases	June 30, 2007	December 31, 2006
	(In Thousands)
2007	$7,909	$6,162
2008	15,984	4,593
2009	16,461	3,617
2010	16,026	2,425
2011	14,789	2,420
Thereafter	134,501	2,562

	205,670	21,779
Amounts representing imputed interest	(71,763)	(4,935)

Present value of net minimum lease payments under capital leases	$133,907	$16,844

13. COMMON STOCK ISSUANCE

On April 12, 2007, we entered into a Sales Agency Financing Agreement with BNY Capital Markets, Inc. (BNYCMI). Under terms of the agreement, we offered and sold $100.0 million of common stock through BNYCMI, as agent. We paid BNYCMI a commission equal to 1% of the sales price of all shares it sold under the agreement.

As of June 30, 2007, we issued an aggregate of 3,043,734 shares for $83.0 million in proceeds, net of commission. Subsequent to June 30, 2007, we issued the remaining shares under this agreement, for a total of 3,701,568 shares for $99.0 million in proceeds, net of commission. Proceeds were used for working capital and general corporate purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We are the largest electric utility in Kansas. We produce, transmit and sell electricity at retail in Kansas and at wholesale in a multi-state region in the central United States under the regulation of the Kansas Corporation Commission (KCC) and the FERC.

In Management’s Discussion and Analysis, we discuss our general financial condition, significant changes that occurred during 2007, and our operating results for the three and six months ended June 30, 2007 and 2006. As you read Management’s Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

SUMMARY OF SIGNIFICANT ITEMS

We had net income of $62.9 million and $62.2 million for the six months ended June 30, 2007 and 2006, respectively. We have experienced an increase in gross margin for the six month period ended June 30, 2007, compared to the same period for the previous year due primarily to significant increases in market-based wholesale sales. We sold 1.8 million MWh of electricity to wholesale customers for the six month period ended June 30, 2007, compared to 0.6 million MWh for the same period last year. We were able to sell more electricity to our wholesale customers this year due to our not having coal conservation efforts in place as we did last year. In addition, the cost of the electricity sold to wholesale customers was less this year compared to the prior year due to our ability to use our generation assets to produce the power sold rather than purchasing power in the wholesale markets. The increase in our gross margin for the six months ended June 30, 2007, was offset by an $11.0 million decrease in proceeds received from corporate-owned life insurance (COLI).

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

Uncertainty in Income Taxes

As of January 1, 2007, we account for uncertainty in income taxes in accordance with FIN 48. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated financial statements. See Note 5 of the Notes to Condensed Consolidated Financial Statements, “Income Taxes and Taxes Other Than Income Taxes,” for additional detail of our uncertainty in income taxes.

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

Market-based wholesale: Sales of energy to wholesale customers, the rates for which are generally based on prevailing market prices as allowed by FERC approved market-based tariff, or where not permitted, pricing is based on incremental cost plus a permitted margin.

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

Transmission: Reflects transmission revenues, including those based on tariffs with the Southwest Power Pool (SPP).

Other: Miscellaneous electric revenues including ancillary service revenues and rent from electric property leased to others.

Retail electric utility sales are significantly impacted by such things as rate regulation, customer demand, the economy of our service area and competitive forces. Our wholesale sales are impacted by, among other factors, regulation, demand, cost and availability of fuel and purchased power, price volatility, available generation capacity and transmission availability. Changing weather affects the amount of electricity our customers use. Hot summer temperatures and cold winter temperatures prompt more demand, especially among our residential customers. Mild weather serves to reduce customer demand.

Three Months Ended June 30, 2007, Compared to Three Months Ended June 30, 2006

Below we discuss our operating results for the three months ended June 30, 2007, compared to the results for the three months ended June 30, 2006. Changes in results of operations are as follows.

	Three Months Ended June 30,
	2007	2006	Change	% Change
	(In Thousands, Except Per Share Amounts)
SALES:
Residential	$111,897	$117,353	$(5,456)	(4.6)
Commercial	118,046	117,557	489	0.4
Industrial	70,224	70,188	36	0.1
Other retail (b)	(14,197)	341	(14,538)	(b )

Total Retail Sales	285,970	305,439	(19,469)	(6.4)
Tariff-based wholesale	52,544	47,982	4,562	9.5
Market-based wholesale	37,514	15,871	21,643	136.4
Energy marketing	9,737	9,931	(194)	(2.0)
Transmission (a)	23,266	19,447	3,819	19.6
Other	6,147	7,952	(1,805)	(22.7)

Total Sales	415,178	406,622	8,556	2.1

OPERATING EXPENSES:
Fuel and purchased power	131,348	129,750	1,598	1.2
Operating and maintenance	122,056	118,568	3,488	2.9
Depreciation and amortization	48,052	50,216	(2,164)	(4.3)
Selling, general and administrative	42,960	39,078	3,882	9.9

Total Operating Expenses	344,416	337,612	6,804	2.0

INCOME FROM OPERATIONS	70,762	69,010	1,752	2.5

OTHER INCOME (EXPENSE):
Investment earnings	2,534	2,681	(147)	(5.5)
Other income	1,820	2,451	(631)	(25.7)
Other expense	(2,359)	(1,194)	(1,165)	(97.6)

Total Other Income	1,995	3,938	(1,943)	(49.3)

Interest expense	30,419	25,048	5,371	21.4

INCOME FROM OPERATIONS BEFORE INCOME TAXES	42,338	47,900	(5,562)	(11.6)
Income tax expense	9,630	12,535	(2,905)	(23.2)

NET INCOME	32,708	35,365	(2,657)	(7.5)
Preferred dividends	242	242	—	—

EARNINGS AVAILABLE FOR COMMON STOCK	$32,466	$35,123	$(2,657)	(7.6)

BASIC EARNINGS PER SHARE	$0.36	$0.40	$(0.04)	(10.0)

(a)	Transmission: For the three months ended June 30, 2007, our SPP network transmission costs were approximately $20.2 million. This amount, less approximately $2.9 million that was retained by the SPP for its administration fees, was returned to us and recorded as transmission revenue. For the three months ended June 30, 2006, our SPP network transmission costs were approximately $18.6 million with approximately $4.3 million retained by the SPP for its administration fees.
(b)	Change greater than 1000%.

The following table reflects changes in electric sales volumes, as measured by thousands of megawatt hours (MWh) of electricity. No sales volumes are shown for energy marketing, transmission or other. Energy marketing activities are unrelated to electricity we generate.

	Three Months Ended June 30,
	2007	2006	Change	% Change
	(Thousands of MWh)
Residential	1,411	1,512	(101)	(6.7)
Commercial	1,878	1,839	39	2.1
Industrial	1,458	1,465	(7)	(0.5)
Other retail	22	24	(2)	(8.3)

Total Retail	4,769	4,840	(71)	(1.5)
Tariff-based wholesale	1,550	1,324	226	17.1
Market-based wholesale	800	247	553	223.9

Total	7,119	6,411	708	11.0

Retail sales were lower for the three months ended June 30, 2007, due principally to mild weather. When measured by cooling degree days, the weather during the three months ended June 30, 2007, was 28% cooler than the same period last year. We measure cooling degree days at weather stations we believe to be generally reflective of conditions in our service territory. Other retail sales decreased $14.5 million due primarily to $13.8 million of additional refund obligations related to the RECA and the remand of the 2005 KCC Order.

Tariff-based wholesale sales and sales volumes were higher than last year, due principally to additional sales from the long-term sale agreement entered into with Mid-Kansas Electric Company, LLC (MKEC). The average price per MWh for these sales, however, was about 7% lower than the same period last year.

Market-based wholesale sales and sales volumes were higher than last year, due principally to coal conservation efforts that occurred last year that did not occur this year. The average price per MWh for these sales, however, was about 27% lower than the same period last year.

The change in fuel and purchased power expense resulted from a number of factors, including: the volumes of power we produced and purchased, prevailing market prices and contract provisions that allow for price changes. We used approximately 14% more fuel in our generating plants this year than during the three months ended June 30, 2006, due primarily to our not having coal conservation efforts in place as we did last year. This resulted in $11.7 million higher fuel expense during the three months ended June 30, 2007, compared with the same period in 2006. We also had a slight increase in purchased power expense due primarily to our purchased volumes being up 6% compared with the same period in 2006. Partially offsetting these increases was a $5.8 million gain on the sale of emissions allowances.

Operating and maintenance expense increased $3.5 million compared to last year. This was due primarily to a $1.6 million increase in SPP network transmission costs and higher maintenance costs for our distribution and transmission systems.

Depreciation expense decreased $2.2 million compared to last year. This was due principally to the inclusion of terminal net salvage in our depreciation rates for the three months ended June 30, 2006. As part of the remand of the 2005 KCC Order, we no longer include terminal net salvage in our rates.

The change in selling, general and administrative expense was due primarily to higher labor costs and increased employee benefit costs.

Interest expense increased $5.4 million compared to last year. This was due primarily to our having changed where we record interest related to income tax uncertainties. Effective January 1, 2007, we now record such amounts in interest expense, but previous to January 1, 2007, we included such amounts as tax expense. Also contributing to the increase was interest expense related to a capital lease obligation resulting from the purchase of Aquila’s 8% leasehold interest in Jeffrey Energy Center.

The effective income tax rate was 23% for the three months ended June 30, 2007, and 26% for the same period of 2006. The decrease in the effective tax rate is due to a decrease in income before income tax and the additional utilization of a net operating loss that had not previously been applied against income for other carryback or carryover years.

Six Months Ended June 30, 2007, Compared to Six Months Ended June 30, 2006

Below we discuss our operating results for the six months ended June 30, 2007, compared to the results for the six months ended June 30, 2006. Changes in results of operations are as follows.

	Six Months Ended June 30,
	2007	2006	Change	% Change
	(In Thousands, Except Per Share Amounts)
SALES:
Residential	$215,176	$212,295	$2,881	1.4
Commercial	209,149	206,036	3,113	1.5
Industrial	129,593	131,142	(1,549)	(1.2)
Other retail	(15,084)	(3,924)	(11,160)	(284.4)

Total Retail Sales	538,834	545,549	(6,715)	(1.2)
Tariff-based wholesale	93,731	89,349	4,382	4.9
Market-based wholesale	87,775	36,139	51,636	142.9
Energy marketing	8,306	22,163	(13,857)	(62.5)
Transmission (a)	44,766	40,127	4,639	11.6
Other	12,072	13,318	(1,246)	(9.4)

Total Sales	785,484	746,645	38,839	5.2

OPERATING EXPENSES:
Fuel and purchased power	234,757	221,750	13,007	5.9
Operating and maintenance	229,645	229,071	574	0.3
Depreciation and amortization	93,771	97,788	(4,017)	(4.1)
Selling, general and administrative	86,604	77,343	9,261	12.0

Total Operating Expenses	644,777	625,952	18,825	3.0

INCOME FROM OPERATIONS	140,707	120,693	20,014	16.6

OTHER INCOME (EXPENSE):
Investment earnings	3,862	4,833	(971)	(20.1)
Other income	2,228	12,468	(10,240)	(82.1)
Other expense	(6,407)	(6,061)	(346)	(5.7)

Total Other (Expense) Income	(317)	11,240	(11,557)	(102.8)

Interest expense	55,864	48,446	7,418	15.3

INCOME FROM OPERATIONS BEFORE INCOME TAXES	84,526	83,487	1,039	1.2
Income tax expense	21,643	21,284	359	1.7

NET INCOME	62,883	62,203	680	1.1
Preferred dividends	485	485	—	—

EARNINGS AVAILABLE FOR COMMON STOCK	$62,398	$61,718	$680	1.1

BASIC EARNINGS PER SHARE	$0.70	$0.71	$(0.01)	(1.4)

(a)	Transmission: For the six months ended June 30, 2007, our SPP network transmission costs were approximately $39.0 million. This amount, less approximately $5.7 million that was retained by the SPP for its administration fees, was returned to us and recorded as transmission revenue. For the six months ended June 30, 2006, our SPP network transmission costs were approximately $37.0 million with approximately $5.7 million retained by the SPP for its administration fees.

The following table reflects changes in electric sales volumes, as measured by thousands of MWh of electricity. No sales volumes are shown for energy marketing, transmission or other. Energy marketing activities are unrelated to electricity we generate.

	Six Months Ended June 30,
	2007	2006	Change	% Change
	(Thousands of MWh)
Residential	2,948	2,858	90	3.1
Commercial	3,520	3,371	149	4.4
Industrial	2,822	2,853	(31)	(1.1)
Other retail	46	48	(2)	(4.2)

Total Retail	9,336	9,130	206	2.3
Tariff-based wholesale	2,885	2,553	332	13.0
Market-based wholesale	1,847	587	1,260	214.7

Total	14,068	12,270	1,798	14.7

Retail sales were lower for the six months ended June 30, 2007, due principally to a decrease in other retail sales. Other retail sales decreased $11.2 million due primarily to $15.1 million of additional refund obligations related to the remand of the 2005 KCC Order and a decrease in estimated property tax surcharge revenue, offset by a $4.8 million increase in RECA related revenues. This decrease was offset by increases in residential and commercial sales. These were primarily a result of customer growth in our service territory.

Tariff-based wholesale sales and sales volumes were higher than last year, due principally to additional sales from the long-term sale agreement entered into with MKEC. The average price per MWh for these sales, however, was about 7% lower than the same period last year.

Market-based wholesale sales and sales volumes were higher than last year, due principally to coal conservation efforts that occurred last year that did not occur this year. The average price per MWh for these sales, however, was about 23% lower than the same period last year.

The decrease in energy marketing reflects generally less favorable contract valuations due primarily to unfavorable changes in market prices.

The change in fuel and purchased power expense resulted from a number of factors, including: the volumes of power we produced and purchased, prevailing market prices and contract provisions that allow for price changes. We used approximately 18% more fuel in our generating plants this year than during the six months ended June 30, 2006, due primarily to our not having coal conservation efforts in place as we did last year. This resulted in $31.7 million higher fuel expense during the six months ended June 30, 2007, compared with the same period in 2006. Partially offsetting the increase in fuel expense was a $9.3 million decrease in purchased power expense and a $6.7 million gain on the sale of emissions allowances. As we produced more energy from our own plants this year, it also meant that we relied on wholesale purchases to a lesser extent. Our purchased volumes were down 11% when compared with the same period in 2006.

Operating and maintenance expense increased $0.6 million compared to last year. This was due primarily to a $2.0 million increase in SPP network transmission costs and higher maintenance costs for our distribution and transmission systems. Partially offsetting these increases was lower maintenance costs for our generating units due primarily to major maintenance at one of our energy centers last year, that we did not repeat this year.

The change in selling, general and administrative expense was due primarily to higher labor costs and increased employee benefit costs. This increase was partially offset by reduced legal fees associated with matters having to deal with former management.

Depreciation expense decreased $4.0 million compared to last year. This was due principally to the inclusion of terminal net salvage in our depreciation rates for the six months ended June 30, 2006. As part of the remand of the 2005 KCC Order, we no longer include terminal net salvage in our rates.

Other income decreased compared to last year. This was due primarily to our having received $11.6 million in proceeds from COLI last year compared to $0.7 million this year. Partially offsetting this decrease was $0.7 million of equity AFUDC for the six months ended June 30, 2007. We recorded no equity AFUDC for the same period last year.

Interest expense increased $7.4 million compared to last year. This is due primarily to our having changed where we record interest related to income tax uncertainties. Effective January 1, 2007, we now record such amounts in interest expense, but previous to January 1, 2007, we included such amounts as tax expense. Also contributing to the increase were increased borrowings under Westar Energy’s revolving credit facility and interest expense related to a capital lease obligation resulting from the purchase of Aquila’s 8% leasehold interest in Jeffrey Energy Center.

The effective income tax rate was 26% for the six months ended June 30, 2007 and 2006. The effective income tax rate remained unchanged after taking into account the decreases in the utilization of previously unrecognized capital loss carryforwards in 2007 compared to 2006 and the additional utilization of a net operating loss that had not previously been applied against income for other carryback or carryover years.

FINANCIAL CONDITION

Below we discuss significant balance sheet changes as of June 30, 2007, compared to December 31, 2006.

Inventories and supplies increased due primarily to an increase in coal inventory that resulted from our having placed into service additional railcars that allowed for more frequent deliveries.

The fair market value of energy marketing contracts increased $3.2 million to $23.8 million at June 30, 2007. This was due primarily to new fuel supply contracts and higher valuations on fuel supply contracts.

Prepaid expenses increased due primarily to pre-payment of interest associated with COLI policies.

Regulatory assets, net of regulatory liabilities, decreased $86.4 million to $389.6 million at June 30, 2007, from $476.0 million at December 31, 2006. Total regulatory assets decreased $66.3 million due primarily to a $38.0 million decrease in deferred future income taxes. Total regulatory liabilities increased $20.1 million due primarily to a $10.4 million increase in the market value of fuel supply contracts, a $10.3 million increase in revenue subject to refund related to amounts collected for estimated costs of terminal net salvage and a $7.2 million increase in the nuclear decommissioning regulatory liability.

Long-term debt, net of current maturities increased due to the issuance of $150.0 million of first mortgage bonds as discussed in detail in Note 4 of the Notes to Condensed Consolidated Financial Statements, “Debt Financings.”

Obligation under capital leases increased $110.9 million due primarily to our assuming Aquila’s 8% leasehold interest in Jeffrey Energy Center as discussed in detail in Note 12 of the Notes to Condensed Consolidated Financial Statements, “Leases.”

Other long-term liabilities increased $80.1 million due primarily to the recognition of uncertain tax liabilities, including interest, pursuant to the adoption of FIN 48.

Common stock and paid-in capital increased due principally to the issuance of common stock as discussed in detail in Note 13 of the Notes to Condensed Consolidated Financial Statements, “Common Stock Issuance.”

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

Potential Future Cash Requirements for Renewable Generation

In February 2007, we announced that we were seeking proposals to obtain up to 500 megawatts of electricity from renewable resources, with a portion of the generation to be available by the end of 2008 and the remainder to be available by the end of 2010. We received numerous responses that proposed both that we own the generation facilities upon completion of construction and that we enter into agreements with developers to purchase electricity once projects begin commercial operations. We expect to make a decision by the end of this year with respect to such potential agreements.

Capital Resources

As of June 30, 2007, Westar Energy had a $500.0 million revolving credit facility against which $170.0 million had been borrowed and $43.4 million of letters of credit had been issued.

Common Stock Offering

On April 12, 2007, we entered into a Sales Agency Financing Agreement with BNYCMI. Under terms of the agreement, we offered and sold $100.0 million of common stock through BNYCMI, as agent. We paid BNYCMI a commission equal to 1% of the sales price of all shares it sold under the agreement.

As of June 30, 2007, we issued an aggregate of 3,043,734 shares for $83.0 million in proceeds, net of commission. Subsequent to June 30, 2007, we issued the remaining shares under this agreement, for a total of 3,701,568 shares for $99.0 million in proceeds, net of commission. Proceeds were used for working capital and general corporate purposes.

Debt Financings

On February 2, 2007, Westar Energy exercised its right to request a one-year extension of the termination date for the commitments of the lenders under the revolving credit facility dated March 17, 2006. Effective March 16, 2007, $480.0 million of the revolving credit facility terminate on March 17, 2012. The remaining $20.0 million of the commitments terminate on March 17, 2011. So long as there is no default or event of default under the revolving credit facility, Westar Energy may elect to extend the term of the credit facility for up to an additional year, subject to lender participation. The facility allows us to borrow up to an aggregate amount of $500.0 million, including letters of credit up to a maximum aggregate amount of $150.0 million. We may elect, subject to FERC approval, to increase aggregate available borrowings under the facility to $750.0 million by increasing the commitment of one or more lenders who have agreed to such increase, or by adding one or more new lenders with the consent of the Administrative Agent and any letter of credit issuing bank, which will not be unreasonably withheld, so long as there is no default or event of default under the revolving credit facility.

On May 16, 2007, Westar Energy sold $150.0 million aggregate principal amount of 6.1% Westar Energy first mortgage bonds maturing in 2047. Proceeds from the offering were used for working capital and general corporate requirements.

Cash Flows from (used in) Operating Activities

Operating activities provided $62.4 million of cash in the six months ended June 30, 2007, compared with cash used in operating activities of $30.5 million during the same period of 2006. The increase in cash flows from operating activities for the six months ended June 30, 2007, compared to the same period of 2006, was due principally to the termination of our accounts receivables sales program, a $15.5 million decrease in the La Cygne unit 2 lease payment, a $9.0 million decrease in voluntary contributions to our pension trust and a $4.0 million decrease in interest paid. During the six months ended June 30, 2006, we used approximately $65.0 million related to the termination of our accounts receivables sales program and paid $10.0 million in customer rebates.

Cash Flows used in Investing Activities

The utility business is capital intensive and requires significant ongoing investment in plant. We spent $308.6 million in the six months ended June 30, 2007, and $140.5 million in the same period of 2006 on additions to utility property, plant and equipment. During the six months ended June 30, 2006, we received $8.8 million from investments in COLI, $23.2 million from investments in Guardian and $26.0 million from the return of funds previously restricted.

Cash Flows from Financing Activities

Financing activities in the six months ended June 30, 2007, provided $251.6 million of cash compared to $106.1 million in the same period of 2006. In the six months ended June 30, 2007, proceeds from long-term debt provided $145.5 million, proceeds from the issuance of common stock provided $84.0 million and borrowings from COLI provided $59.0 million; we used cash to pay dividends. In the six months ended June 30, 2006, short-term debt provided $198.0 million, proceeds from long-term debt provided $99.7 million and borrowings from COLI provided $57.5 million. We used cash primarily to retire long-term debt, repay COLI borrowings and pay dividends.

OFF-BALANCE SHEET ARRANGEMENTS

From December 31, 2006, through June 30, 2007, there have been no material changes in our off-balance sheet arrangements. For additional information, see our 2006 Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Contractual Obligations

On April 1, 2007, we completed the purchase of Aquila’s 8% leasehold interest in Jeffrey Energy Center for $25.8 million and assumed the related lease obligation. We have classified this as a capital lease. The following table summarizes the changes in future lease payment obligations related to capital leases and our estimate of cash payments to be made related to unrecognized income tax benefits as of June 30, 2007. There were no other material changes in contractual obligations from December 31, 2006, through June 30, 2007. For additional information, see our 2006 Form 10-K.

	Total	2007	2008 - 2009	2010 - 2011	Thereafter
	(In Thousands)
Capital lease obligations	$205,670	$7,909	$32,445	$30,815	$134,501
Unrecognized income tax benefits including interest (a)	1,609	1,609	—	—	—

(a)	We have an additional $74.7 million of unrecognized income tax benefits, including interest, that are not included in this table because we cannot reasonably estimate the timing of the cash payments to taxing authorities assuming those unrecognized tax benefits are settled at the amounts recognized pursuant to FIN 48 as of June 30, 2007.

Commercial Commitments

From December 31, 2006, through June 30, 2007, there have been no material changes outside the ordinary course of business in commercial commitments. For additional information, see our 2006 Form 10-K.

OTHER INFORMATION

Pension Obligation

On March 20, 2007, we made a voluntary contribution to the Westar Energy pension trust of $11.8 million.

Fair Value of Energy Marketing and Fuel Contracts

The tables below show the fair value of energy marketing and fuel contracts outstanding as of June 30, 2007, their sources and maturity periods.

Fair Value of Contracts (In Thousands)
Net fair value of contracts outstanding as of December 31, 2006	$20,625
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	(7,367)
Changes in fair value of contracts outstanding at the beginning and end of the period	6,673
Fair value of new contracts entered into during the period	3,904

Fair value of contracts outstanding as of June 30, 2007 (a)	$23,835

(a)	We recorded approximately $23.2 million of the fair value of fuel supply contracts as a regulatory liability.

The sources of the fair values of the financial instruments related to these contracts as of June 30, 2007, are summarized in the following table.

	Fair Value of Contracts at End of Period
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years
	(In Thousands)
Prices provided by other external sources (swaps and forwards)	$12,181	$5,646	$6,535
Prices based on option pricing models (options and other) (a)	11,654	3,571	8,083

Total fair value of contracts outstanding	$23,835	$9,217	$14,618

(a)	Options are priced using a series of techniques, such as the Black option pricing model.

New Accounting Pronouncements

FIN 48 – Accounting for Uncertainty in Income Taxes

We adopted the provisions of FIN 48 as of January 1, 2007. The cumulative effect of adopting FIN 48 was an increase of $10.5 million to the January 1, 2007, retained earnings balance.

SFAS No. 157 – Fair Value Measurements

In September 2006, FASB released SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We anticipate adopting the guidance effective January 1, 2008. We are currently evaluating what impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. A business entity shall report unrealized gains and losses on items for which fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We anticipate adopting the guidance effective January 1, 2008. We are currently evaluating what impact the adoption of SFAS No. 159 will have on our consolidated financial statements.

Allowance for Funds Used During Construction

AFUDC represents the cost of capital used to finance utility construction activity. AFUDC is computed by applying a composite pretax rate to qualified construction work in progress. The amount of AFUDC capitalized as a construction cost is credited to other income (for equity funds) and interest expense (for borrowed funds) on the accompanying consolidated statements of income, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In Thousands)
Borrowed funds	$2,816	$1,049	$5,488	$1,845
Equity funds	713	—	713	—

Total	$3,529	$1,049	$6,201	$1,845

Average AFUDC Rates	6.4%	4.6%	6.2%	4.8%

We expect both AFUDC for borrowed funds and equity funds to continue to increase over the next several years as we add capacity and expand our transmission system.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in commodity prices, equity instrument investment prices and interest rates. From December 31, 2006, to June 30, 2007, no significant changes have occurred in our exposure to market risk. For additional information, see our 2006 Form 10-K, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2007, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information on other legal proceedings is set forth in Notes 6, 7, 8 and 9 of the Notes to Condensed Consolidated Financial Statements, “Commitments and Contingencies – EPA New Source Review,” “Legal Proceedings,” “On-going Investigations” and “Potential Liabilities to David C. Wittig and Douglas T. Lake,” respectively, which are incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Like other companies in our industry, our consolidated financial results will be impacted by weather, the economy of our service territory and the energy use of our customers. The value of our common stock and our creditworthiness will be affected by national and international macroeconomic trends, general market conditions and the expectations of the investment community, all of which are largely beyond our control. In addition, the following statement highlights our risk factor related to the Clean Air Act and other environmental regulations that may affect our consolidated financial condition and results of operations. There were no other material changes in our risk factors from December 31, 2006, through June 30, 2007. For additional information, see our 2006 Form 10-K.

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

The degree to which we may need to reduce emissions and the timing of when such emissions control equipment may be required is uncertain. Both the timing and the nature of required investments depend on specific outcomes that result from interpretation of existing regulations, new regulations, legislation, and the resolution of the EPA notice of violation described above. Although we expect to recover in our rates the costs that we incur to comply with environmental regulations, we can provide no assurance that we will be able to fully and timely recover such costs. Failure to recover these associated costs could have a material adverse effect on our consolidated financial statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders on May 17, 2007. At the meeting, the holders of 78,484,821 shares voted either in person or by proxy to elect three Class I directors. Mr. B. Anthony Isaac, Mr. Michael F. Morrissey and Mr. John C. Nettels, Jr. were elected Class I directors to serve a term of three years.

	Votes
	For	Withheld
B. Anthony Isaac	77,713,119	771,702
Michael F. Morrissey	77,455,762	1,029,059
John C. Nettels, Jr.	74,469,591	4,015,230

The shareholders present or represented at the meeting voted for the ratification and confirmation of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2007. The result of the vote taken was as follows:

	Votes
	For	Against	Abstain
Deloitte & Touche LLP	77,767,990	505,260	211,571

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

1	Sales Agency Financing Agreement, dated as of April 12, 2007, between Westar Energy, Inc. and BNY Capital Markets, Inc. (filed as Exhibit 1.1 to the Form 8-K filed on April 12, 2007)

4

Fortieth Supplemental Indenture dated May 15, 2007, between Westar Energy, Inc. and The Bank of New York Trust Company, N.A. (as successor to Harris Trust and Savings Bank) to its Mortgage and Deed of Trust dated

July 1, 1939 (filed as Exhibit 4.16 to the Form 8-K filed on May 16, 2007)

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended June 30, 2007

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended June 30, 2007

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended June 30, 2007 (furnished and not to be considered filed as part of the Form 10-Q)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAR ENERGY, INC.

Date: August 8, 2007	By:	/s/ Mark A. Ruelle
Mark A. Ruelle,
Executive Vice President and Chief Financial Officer