Form 10-Q
period 2007-09-30
WESTAR ENERGY INC /KS
filed 2007-11-02
CIK 54507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	92,347,981 shares
(Class)	(Outstanding at October 23, 2007)

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

•	amount, type and timing of capital expenditures,

•	earnings,

•	cash flow,

•	liquidity and capital resources,

•	litigation,

•	accounting matters,

•	possible corporate restructurings, acquisitions and dispositions,

•	compliance with debt and other restrictive covenants,

•	interest rates and dividends,

•	environmental matters,

•	regulatory matters,

•	nuclear operations, and

•	the overall economy of our service area.

What happens in each case could vary materially from what we expect because of such things as:

•	regulated and competitive markets,

•	economic and capital market conditions,

•	changes in accounting requirements and other accounting matters,

•	changing weather,

•	the Kansas Court of Appeals’ decisions regarding appeals filed by interveners of portions of the Kansas Corporation Commission’s July 31, 2007, Remand Order,

•	the Kansas Corporation Commission’s decision regarding the pending application with respect to predetermination of rate making principles associated with proposed wind generation,

•	the impact of regional transmission organizations and independent system operators, including the development of new market mechanisms for energy markets in which we participate,

•	rates, cost recoveries and other regulatory matters including the outcome of our request for reconsideration of the September 6, 2006, Federal Energy Regulatory Commission Order,

•	the impact of changes and downturns in the energy industry and the market for trading wholesale energy,

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

•

the impact of changes in interest rates on pension and other post-retirement and post-employment benefit liability calculations, as well as actual and assumed investment returns on invested plan assets,

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

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition
2005 KCC Order	December 28, 2005, KCC Order
2006 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2006
AFUDC	Allowance for Funds Used During Construction
Aquila	Aquila, Inc.
BNYCMI	BNY Capital Markets, Inc.
COLI	Corporate-owned Life Insurance
DOJ	Department of Justice
ECRR	Environmental Cost Recovery Rider
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
February 2007 KCC Order	February 8, 2007, KCC Order
FERC	Federal Energy Regulatory Commission
FIN	Financial Accounting Standards Board Interpretation No.
GAAP	Generally Accepted Accounting Principles
Guardian	Guardian International, Inc.
IBEW	International Brotherhood of Electrical Workers
IRS	Internal Revenue Service
July 2006 Court Order	July 7, 2006, Kansas Court of Appeals Order
July 2007 KCC Order	July 31, 2007, KCC Order
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
KGE	Kansas Gas and Electric Company
La Cygne	La Cygne Generating Station
MKEC	Mid-Kansas Electric Company, LLC
MW	Megawatt
MWh	Megawatt hours
ONEOK	ONEOK, Inc.
RECA	Retail energy cost adjustment
RSUs	Restricted share units
Section 114	Section 114(a) of the Clean Air Act
SPP	Southwest Power Pool
SFAS	Statement of Financial Accounting Standards
Wolf Creek	Wolf Creek Generating Station

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WESTAR ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,047	$18,196
Accounts receivable, net of allowance for doubtful accounts of $5,891 and $6,257, respectively	241,834	179,859
Inventories and supplies, net	180,430	147,930
Energy marketing contracts	55,027	67,267
Tax receivable	22,710	15,142
Deferred tax assets	5,243	853
Prepaid expenses	42,330	29,620
Regulatory assets	79,515	58,777
Other	15,408	19,076

Total Current Assets	650,544	536,720

PROPERTY, PLANT AND EQUIPMENT, NET	4,501,475	4,071,607

OTHER ASSETS:
Regulatory assets	487,305	550,703
Nuclear decommissioning trust	122,572	111,135
Energy marketing contracts	15,583	11,173
Other	185,789	173,837

Total Other Assets	811,249	846,848

TOTAL ASSETS	$5,963,268	$5,455,175

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$174,000	$160,000
Accounts payable	190,507	150,424
Accrued taxes	71,619	102,219
Energy marketing contracts	46,455	57,281
Accrued interest	23,833	32,928
Regulatory liabilities	64,041	49,836
Other	116,178	110,488

Total Current Liabilities	686,633	663,176

LONG-TERM LIABILITIES:
Long-term debt, net	1,713,445	1,563,265
Obligation under capital leases	123,767	12,316
Deferred income taxes	825,598	906,311
Unamortized investment tax credits	59,932	61,668
Deferred gain from sale-leaseback	120,896	125,017
Accrued employee benefits	256,675	246,930
Asset retirement obligations	87,897	84,192
Energy marketing contracts	2,146	534
Regulatory liabilities	88,999	83,664
Other	225,976	140,536

Total Long-Term Liabilities	3,505,331	3,224,433

COMMITMENTS AND CONTINGENCIES (see Notes 6 and 7)

TEMPORARY EQUITY	5,599	6,671

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock, par value $100 per share; authorized 600,000 shares; issued and outstanding 214,363 shares	21,436	21,436
Common stock, par value $5 per share; authorized 150,000,000 shares; issued 91,637,344 shares and 87,394,886 shares, respectively	458,187	436,974
Paid-in capital	1,009,702	916,605
Retained earnings	276,286	185,779
Accumulated other comprehensive income, net	94	101

Total Shareholders’ Equity	1,765,705	1,560,895

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,963,268	$5,455,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,
	2007	2006
SALES	$548,496	$515,947

OPERATING EXPENSES:
Fuel and purchased power	182,686	169,053
Operating and maintenance	121,154	115,024
Depreciation and amortization	47,907	50,452
Selling, general and administrative	46,182	41,832

Total Operating Expenses	397,929	376,361

INCOME FROM OPERATIONS	150,567	139,586

OTHER INCOME (EXPENSE):
Investment earnings	(326)	1,140
Other income	2,088	4,285
Other expense	(4,138)	(4,271)

Total Other (Expense) Income	(2,376)	1,154

Interest expense	28,864	25,757

INCOME FROM OPERATIONS BEFORE INCOME TAXES	119,327	114,983
Income tax expense	27,621	24,949

NET INCOME	91,706	90,034
Preferred dividends	242	242

EARNINGS AVAILABLE FOR COMMON STOCK	$91,464	$89,792

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING (See Note 2)
Basic earnings available	$0.99	$1.03

Diluted earnings available	$0.99	$1.02

Average equivalent common shares outstanding	91,940,879	87,578,093
DIVIDENDS DECLARED PER COMMON SHARE	$0.27	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
SALES	$1,333,981	$1,262,592

OPERATING EXPENSES:
Fuel and purchased power	417,442	390,803
Operating and maintenance	350,798	344,095
Depreciation and amortization	141,677	148,240
Selling, general and administrative	132,790	119,174

Total Operating Expenses	1,042,707	1,002,312

INCOME FROM OPERATIONS	291,274	260,280

OTHER INCOME (EXPENSE):
Investment earnings	3,536	5,973
Other income	4,316	16,753
Other expense	(10,545)	(10,333)

Total Other (Expense) Income	(2,693)	12,393

Interest expense	84,728	74,203

INCOME FROM OPERATIONS BEFORE INCOME TAXES	203,853	198,470
Income tax expense	49,264	46,233

NET INCOME	154,589	152,237
Preferred dividends	727	727

EARNINGS AVAILABLE FOR COMMON STOCK	$153,862	$151,510

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING (See Note 2):
Basic earnings available	$1.71	$1.73

Diluted earnings available	$1.70	$1.72

Average equivalent common shares outstanding	89,904,566	87,440,865
DIVIDENDS DECLARED PER COMMON SHARE	$0.81	$0.75

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended September 30,
	2007	2006
NET INCOME	$91,706	$90,034

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding loss on marketable securities arising during the period	(8)	(53)

Other Comprehensive Loss	(8)	(53)

COMPREHENSIVE INCOME	$91,698	$89,981

	Nine Months Ended September 30,
	2007	2006
NET INCOME	$154,589	$152,237

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding loss on marketable securities arising during the period	(7)	(21)

Other Comprehensive Loss	(7)	(21)

COMPREHENSIVE INCOME	$154,582	$152,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$154,589	$152,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141,677	148,240
Amortization of nuclear fuel	12,497	11,698
Amortization of deferred gain from sale-leaseback	(4,121)	(4,121)
Amortization of prepaid corporate-owned life insurance	10,792	12,204
Non-cash compensation	4,769	2,013
Net changes in energy marketing assets and liabilities	7,156	(10,186)
Accrued liability to certain former officers	(122)	1,710
Net deferred income taxes and credits	(29,820)	1,999
Stock based compensation excess tax benefits	(946)	(655)
Allowance for equity funds used during construction	(2,368)	—
Changes in working capital items, net of acquisitions and dispositions:
Accounts receivable, net	(61,975)	(71,005)
Inventories and supplies	(32,500)	(34,752)
Prepaid expenses and other	(54,828)	6,674
Accounts payable	24,244	9,444
Accrued taxes	17,792	5,682
Other current liabilities	(37,922)	(40,697)
Changes in other assets	30,722	(1,993)
Changes in other liabilities	29,552	(31,848)

Cash flows from operating activities	209,188	156,644

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(455,191)	(200,367)
Allowance for equity funds used during construction	2,368	—
Investment in corporate-owned life insurance	(18,793)	(19,127)
Purchase of securities within the nuclear decommissioning trust fund	(168,819)	(295,366)
Sale of securities within the nuclear decommissioning trust fund	167,816	291,961
Proceeds from investment in corporate-owned life insurance	544	9,503
Proceeds from other investments	1,003	52,357

Cash flows used in investing activities	(471,072)	(161,039)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	14,000	87,000
Proceeds from long-term debt	145,459	99,662
Retirements of long-term debt	(25)	(200,000)
Repayment of capital leases	(4,759)	(3,617)
Borrowings against cash surrender value of corporate-owned life insurance	59,874	58,370
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(2,089)	(10,017)
Stock based compensation excess tax benefits	946	655
Issuance of common stock, net	104,305	1,776
Cash dividends paid	(65,976)	(60,134)

Cash flows from (used in) financing activities	251,735	(26,305)

NET CASH FLOWS FROM OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	—	1,232

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,149)	(29,468)
CASH AND CASH EQUIVALENTS:

Beginning of period	18,196	38,539

End of period	$8,047	$9,071

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

We provide electric generation, transmission and distribution services to approximately 674,000 customers in Kansas. Westar Energy provides these services in central and northeastern Kansas, including the cities of Topeka, Lawrence, Manhattan, Salina and Hutchinson. Kansas Gas and Electric Company (KGE), Westar Energy’s wholly owned subsidiary, provides these services in south-central and southeastern Kansas, including the city of Wichita. KGE owns a 47% interest in the Wolf Creek Generating Station (Wolf Creek), a nuclear power plant located near Burlington, Kansas. Both Westar Energy and KGE conduct business using the name Westar Energy.

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

Use of Management’s Estimates

When we prepare our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, valuation of commodity contracts, depreciation, unbilled revenue, investments, valuation of our energy marketing portfolio, intangible assets, forecasted fuel costs included in our retail energy cost adjustment (RECA) billed to customers, income taxes, pension and other post-retirement and post-employment benefits, our asset retirement obligations including decommissioning of Wolf Creek, environmental issues, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In Thousands)
Borrowed funds	$3,532	$984	$9,020	$2,830
Equity funds	1,655	—	2,368	—

Total	$5,187	$984	$11,388	$2,830

Average AFUDC Rates	6.9%	5.7%	6.5%	5.1%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:
Denominator for basic earnings per share – weighted average equivalent shares	91,940,879	87,578,093	89,904,566	87,440,865
Effect of dilutive securities:
Employee stock options	902	1,069	990	931
Restricted share units	491,258	670,175	520,717	652,831

Denominator for diluted earnings per share – weighted average equivalent shares	92,433,039	88,249,337	90,426,273	88,094,627

Potentially dilutive shares not included in the denominator since they are antidilutive	74,890	162,570	74,890	162,570

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2007	2006
	(In Thousands)
CASH PAID FOR:
Interest on financing activities, net of amount capitalized	$77,745	$81,835
Income taxes	74,900	61,632
NON-CASH INVESTING TRANSACTIONS:
Jeffrey Energy Center 8% leasehold interest	118,538	—
Other property, plant and equipment additions	45,246	19,218
NON-CASH FINANCING TRANSACTIONS:
Issuance of common stock	8,823	7,377
Capital lease for Jeffrey Energy Center 8% leasehold interest	118,538	—
Other assets acquired through capital leases	2,170	3,728

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

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. A business entity shall report unrealized gains and losses on items for which fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We anticipate adopting the guidance effective January 1, 2008. We are currently evaluating what impact the adoption of SFAS No. 159 will have on our consolidated financial statements.

3. RATE MATTERS AND REGULATION

Changes in Rates

On December 28, 2005, the KCC issued an order authorizing changes in our rates, which we began billing in the first quarter of 2006, and approving various other changes in our rate structures. In April 2006, interveners to the rate review filed appeals with the Kansas Court of Appeals challenging various aspects of the 2005 KCC Order. On July 7, 2006, the Kansas Court of Appeals reversed and remanded for further consideration by the KCC three elements of the 2005 KCC Order (July 2006 Court Order). The balance of the 2005 KCC Order was upheld.

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

On February 8, 2007, the KCC issued an order (February 2007 KCC Order) in response to the July 2006 Court Order. The February 2007 KCC Order: (i) confirmed the original decision regarding treatment of the La Cygne unit 2 sale-leaseback transaction; (ii) reversed the KCC’s original decision with regard to the inclusion in depreciation rates of a component for terminal net salvage; and (iii) permits recovery of transmission related costs in a manner similar to how we recover our other costs. (It is our intent to reapply with the KCC in the near future to implement a separate transmission delivery charge in a manner consistent with applicable Kansas statute.) The February 2007 KCC Order requires us to refund to our customers amounts we have collected related to terminal net salvage. On July 31, 2007, the KCC issued an order (July 2007 KCC Order) resolving issues raised by us and interveners following the February 2007 KCC Order. The July 2007 KCC Order: (i) confirmed the earlier decision concerning recovery of terminal net salvage and quantified the effect of that ruling; and (ii) approved a Stipulation and Agreement between us and the KCC Staff. The Stipulation and Agreement approved by the KCC quantified the refund obligation related to amounts previously collected from customers for transmission related costs and established the amount of transmission costs to be included in retail rates, prospectively. Interveners filed petitions for reconsideration of the July 2007 KCC Order on August 15, 2007. These petitions were denied by the KCC on September 13, 2007. The interveners have filed appeals with the Kansas Court of Appeals. We filed new tariffs and a plan for implementing refunds that became effective on August 29, 2007. Refunds were implemented in October. We recorded a $40.8 million current regulatory liability at September 30, 2007, which represents the estimate of our refund obligation.

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

On August 14, 2007, KGE entered into a bond purchase agreement for the private placement of its first mortgage bonds. Pursuant to the agreement, on October 15, 2007, KGE issued $175.0 million principal amount of 6.53% first mortgage bonds maturing in 2037 in a private placement to an institutional investor. Proceeds from the offering were used for working capital and general corporate purposes.

5. INCOME TAXES AND TAXES OTHER THAN INCOME TAXES

We recorded income tax expense of $27.6 million with an effective income tax rate of 23% for the three months ended September 30, 2007, and $24.9 million with an effective income tax rate of 22% for the same period of 2006; and $49.3 million with an effective income tax rate of 24% for the nine months ended September 30, 2007, and $46.2 million with an effective income tax rate of 23% for the same period of 2006. The increase in the effective tax rate for the three and nine months ended September 30, 2007, is due to decreases in the utilization of previously unrecognized capital loss carryforwards to offset realized capital gains, decreases in non-taxable income from corporate-owned life insurance (COLI), and lower investment tax credit amortization. The increase is partially offset by the tax benefits from the utilization of a net operating loss that previously had not been applied against income for other carryback or carryover years and the increased deduction for qualified domestic production activities from 3% to 6%.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The income tax returns we filed will likely be audited by the Internal Revenue Service (IRS) or other taxing authorities. With few exceptions, we are not subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1995. Our federal income tax returns for the years 1995 through 2002 have been examined by the IRS. The unresolved issues are pending review before the IRS Appeals and the Joint Committee on Taxation. Our 2003 and 2004 federal income tax returns are currently under IRS examination. Our 2005 and 2006 federal income tax returns are subject to audit by the IRS. We have agreed to extend the statue of limitations for tax years 1995 through 2002 until 90 days after either the IRS or we send the prescribed notice ending the agreement. We have extended the statute of limitations for tax year 2003 until June 30, 2008. It is reasonably possible that one or both of these IRS examinations will be completed within the next 12 months.

We adopted the provisions of FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” as of January 1, 2007. The cumulative effect of adopting FIN 48 was an increase of $10.5 million to the January 1, 2007, retained earnings balance.

At January 1, 2007, the amount of unrecognized tax benefits was $50.2 million. Included in this unrecognized tax benefits balance was $31.8 million (net of tax), which if recognized, would favorably impact our effective income tax rate. There were no significant changes to any of the unrecognized tax benefit balances during the first three quarters of 2007 and we do not expect any significant increases or decreases to the total amount of unrecognized tax benefits within the next 12 months.

With the adoption of FIN 48, we changed our practice of including interest related to income tax uncertainties in income tax expense. Effective January 1, 2007, interest is classified as interest expense and accrued interest liability. We had $22.9 million and $18.9 million accrued for interest related to income tax liabilities at September 30, 2007, and January 1, 2007, respectively. There were no penalties accrued at September 30, 2007, or January 1, 2007.

As of September 30, 2007, and December 31, 2006, we maintained reserves of $5.1 million and $6.9 million, respectively, for probable assessments of taxes other than income taxes.

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

On August 29, 2007, we filed an application with the Kansas Department of Health and Environment (KDHE) to implement a plan to improve efficiency and to install new equipment to reduce regulated emissions from Jeffrey Energy Center. The projects outlined in a proposed agreement filed with the KDHE on August 30, 2007, are designed to meet requirements of the Clean Air Visibility Rule and reduce emissions over our entire generating fleet by eliminating more than 70% of sulfur dioxide and reducing nitrous oxides and particulates between 50% and 65%.

On March 15, 2005, the EPA issued the Clean Air Mercury Rule. The rule caps permanently, and seeks to reduce, the amount of mercury that may be emitted from coal-fired power plants. Mercury reductions must be implemented in two phases, the first starting in 2010. We will receive an allocation of mercury emission allowances pursuant to the rule. Preliminary testing indicates that the expected allocation of allowances will be insufficient to allow us to operate our coal-fired units in compliance with the first phase requirements of the rule. If the allocated allowances are insufficient, we may need to purchase allowances in the market, install additional equipment or take other actions to reduce our mercury emissions. Several different environmental groups and states are challenging this rule in court. This could delay its implementation. Assuming that implementation of the rule is not delayed, we will need to have installed and certified by January 1, 2009, continuous emissions mercury monitoring systems on each coal-fired unit. We do not know what the costs to comply with the Clean Air Mercury Rule will be, but we believe they could be material.

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

We have been in discussions with the EPA concerning this matter in an attempt to reach a settlement. We expect that any settlement with the EPA could require us to update or install emissions controls at Jeffrey Energy Center. Additionally, we might be required to update or install emissions controls at our other coal-fired plants, pay fines or penalties, or take other remedial action. Together, these costs could be material. The EPA has informed us that it has referred this matter to the Department of Justice (DOJ) for the DOJ to consider whether to pursue an enforcement action in federal district court. We believe that costs related to updating or installing emissions controls would qualify for recovery through the ECRR. If we were to reach a settlement with the EPA, we may be assessed a penalty. The penalty could be material and may not be recovered in rates. We are not able to estimate the possible loss or range of loss at this time.

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

As of September 30, 2007, we had accrued liabilities totaling $75.0 million for compensation not yet paid to Mr. Wittig and Mr. Lake under various agreements and plans. The compensation includes RSU awards, deferred vested shares, deferred RSU awards, deferred vested stock for compensation, executive salary continuation plan benefits, potential obligations related to the cash received for Guardian International, Inc. (Guardian) preferred stock, and, in the case of Mr. Wittig, benefits arising from a split dollar life insurance agreement. The amount of our obligation to Mr. Wittig related to a split dollar life insurance agreement is subject to adjustment at the end of each quarter based on the total return to our shareholders from the date of that agreement. The total return considers the change in stock price and accumulated dividends. These compensation-related accruals are included in long-term liabilities on the consolidated balance sheets with a portion recorded as a component of paid in capital. The amount accrued will increase annually as it relates to future dividends on deferred RSU awards and increases in amounts that may be due under the executive salary continuation plan.

In addition, through September 30, 2007, we have accrued $10.7 million for legal fees and expenses incurred by Mr. Wittig and Mr. Lake that are recorded in accounts payable on our consolidated balance sheets. These legal fees and expenses were incurred by Mr. Wittig and Mr. Lake in the defense of the criminal charges filed by the United States Attorney’s Office and the subsequent appeal of convictions on these charges. On January 5, 2007, the U.S. Tenth Circuit Court of Appeals overturned the convictions. Subsequently, the United States Attorney’s Office decided to retry certain charges against Mr. Wittig and Mr. Lake. The retrial is currently scheduled to begin in early 2008. We have filed lawsuits against Mr. Wittig and Mr. Lake claiming that the legal fees and expenses they have incurred are unreasonable and excessive and we have asked the courts to determine the amount of the legal fees and expenses that were reasonably incurred and which we have an obligation to pay, as well as the amount of the legal fees and expenses that we have an obligation to advance in the future. The U.S. District Court in the lawsuit against Mr. Lake ordered us to pay approximately $3.2 million of the unpaid fees and expenses and directed us to advance future fees and expenses related to the retrial on a current basis at counsel’s customary hourly rates. We appealed this order to the U.S. Tenth Circuit Court of Appeals and asked for a stay of the portion of the order related to the payment of past unpaid fees and expenses. On October 18, 2007, the U.S. Tenth Circuit Court of Appeals denied our request for a stay of the portion of the order related to the payment of past unpaid fees and expenses. Pursuant to the District Court’s order, we have paid approximately $3.2 million of Mr. Lake’s unpaid fees and expenses. The issues on appeal other than our request for a stay remain pending before the U.S. Tenth Circuit Court of Appeals. We expect to incur substantial additional expenses for legal fees and expenses that will be incurred by Mr. Wittig and Mr. Lake, but are unable to estimate the amount for which we may ultimately be responsible.

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

10. INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

The following table summarizes the net periodic costs for our pension and post-retirement benefit plans.

	Pension Benefits		Post-retirement Benefits
Three Months Ended September 30,	2007	2006	2007	2006
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$2,440	$2,737	$369	$153
Interest cost	8,151	7,819	2,031	1,600
Expected return on plan assets	(9,597)	(8,970)	(1,010)	(731)
Amortization of unrecognized:
Transition obligation, net	—	—	982	982
Prior service costs/(benefits)	642	701	911	(176)
Actuarial loss, net	2,086	2,123	(102)	307

Net periodic cost	$3,722	$4,410	$3,181	$2,135

	Pension Benefits		Post-retirement Benefits
Nine Months Ended September 30,	2007	2006	2007	2006
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$7,230	$6,883	$1,161	$1,119
Interest cost	24,314	22,891	5,680	5,156
Expected return on plan assets	(28,880)	(26,954)	(2,724)	(2,229)
Amortization of unrecognized:
Transition obligation, net	—	—	2,948	2,948
Prior service costs/(benefits)	1,909	2,169	703	(310)
Actuarial loss, net	5,899	6,571	813	1,501

Net periodic cost	$10,472	$11,560	$8,581	$8,185

11. WOLF CREEK INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

As a co-owner of Wolf Creek, KGE is indirectly responsible for 47% of the liabilities and expenses associated with the Wolf Creek pension and post-retirement plans. The following table summarizes the net periodic costs for KGE’s 47% share of the Wolf Creek pension and post-retirement benefit plans.

	Pension Benefits		Post-retirement Benefits
Three Months Ended September 30,	2007	2006	2007	2006
	(In Thousands)
Components of Net Periodic Cost:
Service cost	$859	812	$59	$62
Interest cost	1,174	1,073	108	102
Expected return on plan assets	(1,026)	(857)	—	—
Amortization of unrecognized:
Transition obligation, net	15	14	15	15
Prior service costs	14	8	—	—
Actuarial loss, net	465	453	47	49

Net periodic cost	$1,501	$1,503	$229	$228

	Pension Benefits		Post-retirement Benefits
Nine Months Ended September 30,	2007	2006	2007	2006
	(In Thousands)
Components of Net Periodic Cost:
Service cost	$2,578	$2,430	$176	$186
Interest cost	3,522	3,212	326	308
Expected return on plan assets	(3,076)	(2,565)	—	—
Amortization of unrecognized:
Transition obligation, net	43	42	43	45
Prior service costs	43	24	—	—
Actuarial loss, net	1,390	1,357	143	147
Curtailments, settlements and special term benefits	1,486	—	259	—

Net periodic cost	$5,986	$4,500	$947	$686

In January 2007, Wolf Creek Nuclear Operating Corporation offered a selective retirement incentive to certain employees. The incentive increased the pension benefit for eligible employees who elected retirement. This resulted in $1.5 million in additional pension benefits and $0.3 million in additional post-retirement benefits for the nine months ended September 30, 2007.

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

Assets recorded under capital leases are listed below.

	September 30, 2007	December 31, 2006
	(In Thousands)
Vehicles	$28,582	$30,009
Computer equipment and software	4,846	4,950
Jeffrey Energy Center 8% interest	118,538	—
Accumulated amortization	(19,713)	(18,115)

Total capital leases	$132,253	$16,844

Capital lease payments are currently treated as operating leases for rate making purposes. Minimum annual rental payments, excluding administrative costs such as property taxes, insurance and maintenance, under capital leases are listed below.

Total Capital Leases	September 30, 2007	December 31, 2006
	(In Thousands)
2007	$1,680	$6,162
2008	16,588	4,593
2009	16,779	3,617
2010	15,595	2,425
2011	15,587	2,420
Thereafter	135,890	2,562

	202,119	21,779
Amounts representing imputed interest	(69,866)	(4,935)

Present value of net minimum lease payments under capital leases	$132,253	$16,844

13. COMMON STOCK ISSUANCE

On April 12, 2007, we entered into a Sales Agency Financing Agreement with BNY Capital Markets, Inc. (BNYCMI). As of July 12, 2007, we had sold $100.0 million of common stock (3,701,568 shares) through BNYCMI, as agent, pursuant to the agreement. We received $99.0 million in proceeds net of a commission paid to BNYCMI equal to 1% of the sales price of all shares it sold under the agreement. We used the proceeds for working capital and general corporate purposes.

On August 24, 2007, we entered into a subsequent Sales Agency Financing Agreement with BNYCMI. Under terms of the agreement, we may offer and sell shares of our common stock from time to time through BNYCMI, as agent, up to an aggregate of $200.0 million for a period of no more than three years. We will pay BNYCMI a commission equal to 1% of the sales price of all shares sold under the agreement.

As of September 30, 2007, we had issued 147,200 shares for $3.7 million, net of commission. We used the proceeds for working capital and general corporate purposes. Pursuant to this same program, in the period October 1, 2007, through October 23, 2007, we issued an additional 636,545 shares for $16.1 million, net of commission.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We are the largest electric utility in Kansas. We produce, transmit and sell electricity at retail in Kansas and at wholesale in a multi-state region in the central United States under the regulation of the KCC and the FERC.

In Management’s Discussion and Analysis, we discuss our general financial condition, significant changes that occurred during 2007, and our operating results for the three and nine months ended September 30, 2007 and 2006. As you read Management’s Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

SUMMARY OF SIGNIFICANT ITEMS

Our net income was $154.6 million and $152.2 million for the nine months ended September 30, 2007 and 2006, respectively. Our gross margin for the nine month period ended September 30, 2007, increased compared to the same period for the previous year due primarily to significant increases in wholesale sales. We sold 7.3 million megawatt hours (MWh) of electricity to wholesale customers for the nine month period ended September 30, 2007, compared to 5.2 million MWh for the same period last year. We were able to sell more electricity to our wholesale customers this year due to our not having had to conserve coal as we did last year. The increase in gross margin for the nine months ended September 30, 2007, was offset by a $14.8 million decrease in proceeds received from COLI.

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

Market-based wholesale: Includes: (i) sales of energy to wholesale customers, the rates for which are generally based on prevailing market prices as allowed by FERC approved market-based tariff, or where not permitted, pricing is based on incremental cost plus a permitted margin and (ii) changes in valuations for contracts that have yet to settle, the sales of which will be recorded as market-based wholesale.

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

Three Months Ended September 30, 2007, Compared to Three Months Ended September 30, 2006

Below we discuss our operating results for the three months ended September 30, 2007, compared to the results for the three months ended September 30, 2006. Changes in results of operations are as follows.

	Three Months Ended September 30,
	2007	2006	Change	% Change
	(In Thousands, Except Per Share Amounts)
SALES:
Residential	$181,569	$178,065	$3,504	2.0
Commercial	143,779	136,930	6,849	5.0
Industrial	72,832	73,930	(1,098)	(1.5)
Other retail (b)	(1,647)	(52)	(1,595)	(b )

Total Retail Sales	396,533	388,873	7,660	2.0
Tariff-based wholesale	72,962	60,935	12,027	19.7
Market-based wholesale	29,963	28,715	1,248	4.3
Energy marketing	14,638	8,387	6,251	74.5
Transmission (a)	26,288	22,609	3,679	16.3
Other	8,112	6,428	1,684	26.2

Total Sales	548,496	515,947	32,549	6.3

OPERATING EXPENSES:
Fuel and purchased power	182,686	169,053	13,633	8.1
Operating and maintenance	121,154	115,024	6,130	5.3
Depreciation and amortization	47,907	50,452	(2,545)	(5.0)
Selling, general and administrative	46,182	41,832	4,350	10.4

Total Operating Expenses	397,929	376,361	21,568	5.7

INCOME FROM OPERATIONS	150,567	139,586	10,981	7.9

OTHER INCOME (EXPENSE):
Investment earnings	(326)	1,140	(1,466)	(128.6)
Other income	2,088	4,285	(2,197)	(51.3)
Other expense	(4,138)	(4,271)	133	3.1

Total Other (Expense) Income	(2,376)	1,154	(3,530)	(305.9)

Interest expense	28,864	25,757	3,107	12.1

INCOME FROM OPERATIONS BEFORE INCOME TAXES	119,327	114,983	4,344	3.8
Income tax expense	27,621	24,949	2,672	10.7

NET INCOME	91,706	90,034	1,672	1.9
Preferred dividends	242	242	—	—

EARNINGS AVAILABLE FOR COMMON STOCK	$91,464	$89,792	$1,672	1.9

BASIC EARNINGS PER SHARE	$0.99	$1.03	$(0.04)	(3.9)

(a)	Transmission: For the three months ended September 30, 2007, our SPP network transmission costs were $22.8 million. This amount, less $3.0 million that was retained by the SPP for its administration fees, was returned to us and recorded as transmission revenue. For the three months ended September 30, 2006, our SPP network transmission costs were $20.2 million with $1.5 million retained by the SPP for its administration fees.
(b)	Change greater than 1000%.

The following table reflects changes in electric sales volumes, as measured by thousands of MWh of electricity. No sales volumes are shown for energy marketing, transmission or other. Energy marketing activities are unrelated to electricity we generate.

	Three Months Ended September 30,
	2007	2006	Change	% Change
	(Thousands of MWh)
Residential	2,304	2,201	103	4.7
Commercial	2,256	2,089	167	8.0
Industrial	1,539	1,533	6	0.4
Other retail	22	22	—	—

Total Retail	6,121	5,845	276	4.7
Tariff-based wholesale	1,915	1,541	374	24.3
Market-based wholesale	665	492	173	35.2

Total	8,701	7,878	823	10.4

Retail sales were higher for the three months ended September 30, 2007, due principally to warmer weather. When measured by cooling degree days, the weather during the three months ended September 30, 2007, was 10% warmer than during the same period last year and 15% warmer than the 20-year average. Other retail sales decreased $1.6 million due primarily to increased refund obligations of $3.9 million related to the remand of the 2005 KCC Order and a property tax surcharge. The increased refund obligations were partially offset by a $2.6 million reduced RECA refund obligation.

Tariff-based wholesale sales and sales volumes were higher than last year, due principally to additional sales we made pursuant to a long-term sale agreement with Mid-Kansas Electric Company, LLC (MKEC). The average price per MWh for these sales, however, was about 4% lower than the same period last year.

Market-based wholesale sales and sales volumes were higher than last year, due principally to our not having had to conserve coal this year. The average price per MWh for sales delivered during the period, however, was about 11% lower than the same period last year.

The increase in energy marketing is due principally to favorable pricing of power in the wholesale markets and higher volumes of power traded this year compared to the three months ended September 30, 2006.

The change in fuel and purchased power expense resulted from a number of factors, including: the volumes of power we produced and purchased, prevailing market prices and contract provisions that allow for price changes. We used 7% more fuel in our generating plants this year than during the three months ended September 30, 2007, due primarily to warmer weather and our not having had to conserve coal as we did last year. This resulted in $19.5 million higher fuel expense during the three months ended September 30, 2007, compared with the same period in 2006. We also had a $10.5 million increase in purchased power expense due primarily to our purchase volumes having risen by 53% due principally to higher sales volumes. Through the RECA, we have deferred for future recovery as a regulatory asset $16.3 million of fuel costs.

Operating and maintenance expense increased $6.1 million compared to last year. This was due primarily to higher maintenance costs of $5.1 million for our power plants and electrical distribution system and a $2.6 million increase in SPP network transmission costs that are in large part recovered through higher transmission revenues.

Depreciation and amortization expense decreased $2.5 million compared to last year. This was due principally to the inclusion of terminal net salvage in our depreciation rates for the three months ended September 30, 2006. As part of the remand of the 2005 KCC Order, we no longer include terminal net salvage in our rates. Partially offsetting the lower depreciation rates is depreciation expense associated with a higher plant balance this year compared to last year.

The change in selling, general and administrative expense was due primarily to a $1.9 million increase in labor costs and a $1.9 million increase in employee benefit costs.

Other income decreased compared to last year due primarily to our having received $3.9 million in proceeds from COLI last year. We received no COLI proceeds in the quarter this year. Partially offsetting this decrease was $1.7 million of equity AFUDC for the three months ended September 30, 2007. We recorded no equity AFUDC for the same period last year.

Interest expense increased $3.1 million compared to last year. This was due primarily to $1.8 million of interest expense related to a capital lease obligation resulting from the purchase of Aquila’s 8% leasehold interest in Jeffrey Energy Center. Additionally, $1.3 million of the increase was a result of our having changed where we record interest related to income tax uncertainties. Effective January 1, 2007, we now record such amounts in interest expense, but previous to January 1, 2007, we included such amounts as tax expense.

The effective income tax rate was 23% for the three months ended September 30, 2007, and 22% for the same period of 2006. The increase in the effective tax rate is due to decreases in the utilization of previously unrecognized capital loss carryforwards to offset realized capital gains, decreases in non-taxable income from COLI, and lower investment tax credit amortization. The increase is partially offset by the tax benefits from the utilization of a net operating loss that had not previously been applied against income for other carryback or carryover years and the deduction for qualified domestic production activities.

Nine Months Ended September 30, 2007, Compared to Nine Months Ended September 30, 2006

Below we discuss our operating results for the nine months ended September 30, 2007, compared to the results for the nine months ended September 30, 2006. Changes in results of operations are as follows.

	Nine Months Ended September 30,
	2007	2006	Change	% Change
	(In Thousands, Except Per Share Amounts)
SALES:
Residential	$396,745	$390,360	$6,385	1.6
Commercial	352,928	342,966	9,962	2.9
Industrial	202,425	205,072	(2,647)	(1.3)
Other retail	(16,731)	(3,976)	(12,755)	(320.8)

Total Retail Sales	935,367	934,422	945	0.1
Tariff-based wholesale	166,694	150,284	16,410	10.9
Market-based wholesale	111,615	67,809	43,806	64.6
Energy marketing	29,068	27,595	1,473	5.3
Transmission (a)	71,054	62,736	8,318	13.3
Other	20,183	19,746	437	2.2

Total Sales	1,333,981	1,262,592	71,389	5.7

OPERATING EXPENSES:
Fuel and purchased power	417,442	390,803	26,639	6.8
Operating and maintenance	350,798	344,095	6,703	1.9
Depreciation and amortization	141,677	148,240	(6,563)	(4.4)
Selling, general and administrative	132,790	119,174	13,616	11.4

Total Operating Expenses	1,042,707	1,002,312	40,395	4.0

INCOME FROM OPERATIONS	291,274	260,280	30,994	11.9

OTHER INCOME (EXPENSE):
Investment earnings	3,536	5,973	(2,437)	(40.8)
Other income	4,316	16,753	(12,437)	(74.2)
Other expense	(10,545)	(10,333)	(212)	(2.1)

Total Other (Expense) Income	(2,693)	12,393	(15,086)	(121.7)

Interest expense	84,728	74,203	10,525	14.2

INCOME FROM OPERATIONS BEFORE INCOME TAXES	203,853	198,470	5,383	2.7
Income tax expense	49,264	46,233	3,031	6.6

NET INCOME	154,589	152,237	2,352	1.5
Preferred dividends	727	727	—	—

EARNINGS AVAILABLE FOR COMMON STOCK	$153,862	$151,510	$2,352	1.6

BASIC EARNINGS PER SHARE	$1.71	$1.73	$(0.02)	(1.2)

(a)	Transmission: For the nine months ended September 30, 2007, our SPP network transmission costs were $61.7 million. This amount, less $8.7 million that was retained by the SPP for its administration fees, was returned to us and recorded as transmission revenue. For the nine months ended September 30, 2006, our SPP network transmission costs were $57.2 million with $7.3 million retained by the SPP for its administration fees.

The following table reflects changes in electric sales volumes, as measured by thousands of MWh of electricity. No sales volumes are shown for energy marketing, transmission or other. Energy marketing activities are unrelated to electricity we generate.

	Nine Months Ended September 30,
	2007	2006	Change	% Change
	(Thousands of MWh)
Residential	5,252	5,059	193	3.8
Commercial	5,776	5,459	317	5.8
Industrial	4,361	4,386	(25)	(0.6)
Other retail	68	71	(3)	(4.2)

Total Retail	15,457	14,975	482	3.2
Tariff-based wholesale	4,800	4,094	706	17.2
Market-based wholesale	2,512	1,079	1,433	132.8

Total	22,769	20,148	2,621	13.0

Retail sales increased slightly for the nine months ended September 30, 2007, due principally to increases in residential and commercial sales. These were primarily a result of customer growth in our service territory. This increase was offset by a decrease in other retail sales. Other retail sales decreased $12.8 million due primarily to increased refund obligations of $19.0 million related to the remand of the 2005 KCC Order and a property tax surcharge. The increased refund obligations were partially offset by a $7.5 million reduced RECA refund obligation.

Tariff-based wholesale sales and sales volumes were higher than last year, due principally to additional sales pursuant to a long-term sale agreement entered into with MKEC. The average price per MWh for these sales, however, was about 5% lower than the same period last year.

Market-based wholesale sales and sales volumes were higher than last year, due principally to our not having had to conserve coal this year. The average price per MWh for sales delivered during the period, however, was about 17% lower than the same period last year.

The change in fuel and purchased power expense resulted from a number of factors, including: the volumes of power we produced and purchased, prevailing market prices and contract provisions that allow for price changes. We used 14% more fuel in our generating plants this year than during the nine months ended September 30, 2006, due primarily to our not having had to conserve coal this year as we did last year. This resulted in $51.2 million higher fuel expense during the nine months ended September 30, 2007, compared with the same period in 2006. Partially offsetting the increase in fuel expense was a $6.7 million gain on the sale of emissions allowances. Purchased power expense increased $1.2 million over the same period in 2006 due primarily to higher prices, but were largely offset by a 12% reduction in purchased volumes. Through the RECA we have deferred for future recovery as a regulatory asset $18.4 million of fuel costs.

Operating and maintenance expense increased $6.7 million compared to last year. This was due primarily to higher maintenance costs of $4.9 million for our distribution and transmission systems and a $4.5 million increase in SPP network transmission costs that are in large part recovered through higher transmission revenues.

Depreciation and amortization expense decreased $6.6 million compared to last year. This was due principally to the inclusion of terminal net salvage in our depreciation rates for the nine months ended September 30, 2006. As part of the remand of the 2005 KCC Order, we no longer include terminal net salvage in our rates. Partially offsetting the lower depreciation rates is depreciation expense associated with a higher plant balance this year compared to last year.

The change in selling, general and administrative expense was due primarily to a $7.5 million increase in employee benefit costs and a $6.1 million increase in labor costs. This increase was partially offset by reduced legal fees associated with matters having to deal with former management.

Other income decreased compared to last year due primarily to our having received $15.5 million in proceeds from COLI last year compared to $0.7 million this year. Partially offsetting this decrease was $2.4 million of equity AFUDC for the nine months ended September 30, 2007. We recorded no equity AFUDC for the same period last year.

Interest expense increased $10.5 million compared to last year. Our having changed where we record interest related to income tax uncertainties resulted in a $4.0 million increase. Effective January 1, 2007, we now record such amounts in interest expense, but previous to January 1, 2007, we included such amounts as tax expense. Also contributing to the increase was $3.6 million of interest expense related to a capital lease obligation resulting from the purchase of Aquila’s 8% leasehold interest in Jeffrey Energy Center and $2.4 million from increased borrowings under Westar Energy’s revolving credit facility.

The effective income tax rate was 24% for the nine months ended September 30, 2007, and 23% for the same period of 2006. The increase in the effective tax rate was due to decreases in the utilization of previously unrecognized capital loss carryforwards to offset realized capital gains, decreases in non-taxable income from COLI, and lower investment tax credit amortization. The increase was partially offset by the tax benefits from the utilization of a net operating loss that had not previously been applied against income for other carryback or carryover years and the deduction for qualified domestic production activities.

FINANCIAL CONDITION

Below we discuss significant balance sheet changes as of September 30, 2007, compared to December 31, 2006.

Inventories and supplies increased due primarily to a $22.9 million increase in coal inventory that resulted largely from our having placed into service additional railcars that allowed for more frequent deliveries.

The fair market value of energy marketing contracts increased $1.4 million to $22.0 million at September 30, 2007. This was due primarily to favorable changes in market values of contracts outstanding the entire period, in addition to contracts entered into in 2007.

Prepaid expenses increased due primarily to pre-payment of interest associated with COLI policies.

Regulatory assets, net of regulatory liabilities, decreased $62.2 million to $413.8 million at September 30, 2007, from $476.0 million at December 31, 2006. Total regulatory assets decreased $42.7 million due primarily to a $36.4 million decrease in deferred future income taxes. Total regulatory liabilities increased $19.5 million due primarily to a $12.3 million increase in revenue subject to refund related to amounts collected for estimated costs of terminal net salvage, an $8.7 million increase in transmission revenues subject to refund, an $8.5 million increase in the market value of fuel supply contracts and an $8.5 million increase in the nuclear decommissioning regulatory liability. These increases were partially offset by an $11.4 million decrease in revenue subject to refund related to the RECA.

Long-term debt, net of current maturities increased due to the issuance of $150.0 million of first mortgage bonds as discussed in detail in Note 4 of the Notes to Condensed Consolidated Financial Statements, “Debt Financings.”

Obligation under capital leases increased $111.5 million due primarily to our assuming Aquila’s 8% leasehold interest in Jeffrey Energy Center as discussed in detail in Note 12 of the Notes to Condensed Consolidated Financial Statements, “Leases.”

Other long-term liabilities increased $85.4 million due primarily to the recognition of uncertain tax liabilities, including interest, pursuant to the adoption of FIN 48.

Common stock and paid-in capital increased due principally to the issuance of common stock as discussed in detail in Note 13 of the Notes to Condensed Consolidated Financial Statements, “Common Stock Issuance.”

LIQUIDITY AND CAPITAL RESOURCES

Overview

We believe we will have sufficient cash to fund future operations, pay debt maturities and dividends from a combination of cash on hand, cash flows from operations and access to debt and equity capital markets. Our available sources of funds include: cash, Westar Energy’s revolving credit facility and access to capital markets. Uncertainties affecting our ability to meet these cash requirements include, among others: factors affecting sales described in “– Operating Results” above, economic conditions, regulatory actions, conditions in the capital markets and compliance with environmental regulations.

Future Cash Requirements for Renewable Generation

On October 1, 2007, we announced that we have reached tentative agreements with developers who will build three wind farms in Kansas totaling approximately 300 MWs. Under the agreements, we would own approximately half of the wind generators at an expected cost of $281.6 million and we would purchase energy under supply contracts for the other half. We also announced that the agreements are contingent upon us receiving satisfactory regulatory pre-approval. We filed with the KCC a request for predetermination of ratemaking principles, requesting a KCC order by December 31, 2007. The following table summarizes the anticipated capital expenditures for 2007 through 2009 related to the construction of wind generation facilities. There were no other material changes in our forecast of capital expenditures from December 31, 2006, through September 30, 2007. For additional information, see our 2006 Form 10-K.

	2007	2008	2009
	(In Thousands)
Wind generation	$76,000	$205,600	$—

(a)    Our goal is to have a total of 500 MW of renewable energy by 2010. We expect the capital expenditures related to wind generation to increase as we identify projects for a second phase of an additional 200 MW by 2010.

Capital Resources

As of September 30, 2007, Westar Energy had a $500.0 million revolving credit facility against which $174.0 million had been borrowed and $44.8 million of letters of credit had been issued.

Common Stock Offering

On April 12, 2007, we entered into a Sales Agency Financing Agreement with BNYCMI. As of July 12, 2007, we had sold $100.0 million of common stock (3,701,568 shares) through BNYCMI, as agent, pursuant to the agreement. We received $99.0 million in proceeds net of a commission paid to BNYCMI equal to 1% of the sales price of all shares it sold under the agreement. We used the proceeds for working capital and general corporate purposes.

On August 24, 2007, we entered into a subsequent Sales Agency Financing Agreement with BNYCMI. Under terms of the agreement, we may offer and sell shares of our common stock from time to time through BNYCMI, as agent, up to an aggregate of $200.0 million for a period of no more than three years. We will pay BNYCMI a commission equal to 1% of the sales price of all shares sold under the agreement.

As of September 30, 2007, we had issued 147,200 shares for $3.7 million, net of commission. We used the proceeds for working capital and general corporate purposes. Pursuant to this same program, in the period October 1, 2007, through October 23, 2007, we issued an additional 636,545 shares for $16.1 million, net of commission.

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

On August 14, 2007, KGE entered into a bond purchase agreement for the private placement of its first mortgage bonds. Pursuant to the agreement, on October 15, 2007, KGE issued $175.0 million principal amount of 6.53% first mortgage bonds maturing in 2037 in a private placement to an institutional investor. Proceeds from the offering were used for working capital and general corporate purposes.

Cash Flows from Operating Activities

Operating activities provided $209.2 million of cash in the nine months ended September 30, 2007, compared with $156.6 million during the same period of 2006. The increase in cash flows from operating activities for the nine months ended September 30, 2007, compared to the same period of 2006, was due principally to the termination of an accounts receivables sales program last year, a $24.5 million decrease in the La Cygne unit 2 lease payment, a $9.0 million decrease in voluntary contributions to our pension trust and a $4.1 million decrease in interest paid. During the nine months ended September 30, 2006, we used $65.0 million related to the termination of our accounts receivables sales program and paid $10.0 million in customer rebates.

Cash Flows used in Investing Activities

Investing activities used $471.1 million of cash in the nine months ended September, 30, 2007, compared with $161.0 million during the same period of 2006. Our business is capital intensive and requires significant ongoing investment in plant. We spent $455.2 million in the nine months ended September 30, 2007, and $200.4 million in the same period of 2006 on additions to utility property, plant and equipment. The increase in 2007 is due primarily to the construction of Emporia Energy Center and environmental projects. During the nine months ended September 30, 2006, we received $9.5 million from investments in COLI, $23.2 million from investments in Guardian and $26.0 million from the return of funds previously restricted.

Cash Flows from (used in) Financing Activities

Financing activities in the nine months ended September 30, 2007, provided $251.7 million of cash compared with cash used in financing activities of $26.3 million in the same period of 2006. In the nine months ended September 30, 2007, proceeds from long-term debt provided $145.5 million, proceeds from the issuance of common stock provided $104.3 million and borrowings from COLI provided $59.9 million; we used cash to pay $66.0 million in dividends. In the nine months ended September 30, 2006, short-term debt provided $87.0 million, proceeds from long-term debt provided $99.7 million and borrowings from COLI provided $58.4 million. We used cash primarily to retire long-term debt, repay COLI borrowings and pay $60.1 million in dividends.

Credit Ratings

Standard & Poor’s Ratings Group (S&P), Moody’s Investors Service (Moody’s) and Fitch Investors Service (Fitch) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our securities.

In September 2007, S&P upgraded its credit ratings for Westar Energy’s first mortgage bonds/senior secured debt securities. As of October 23, 2007, ratings with the three agencies are as shown in the table below.

	Westar Energy First Mortgage Bond Rating	Westar Energy Unsecured Debt	KGE First Mortgage Bond Rating
S&P	BBB	BB+	BBB
Moody’s	Baa2	Baa3	Baa2
Fitch	BBB	BBB-	BBB

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

OFF-BALANCE SHEET ARRANGEMENTS

From December 31, 2006, through September 30, 2007, there have been no material changes in our off-balance sheet arrangements. For additional information, see our 2006 Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Contractual Obligations

On April 1, 2007, we completed the purchase of Aquila’s 8% leasehold interest in Jeffrey Energy Center for $25.8 million and assumed the related lease obligation. We have classified this as a capital lease. The following table summarizes the changes in future lease payment obligations related to capital leases and our estimate of cash payments to be made related to unrecognized income tax benefits as of September 30, 2007. There were no other material changes in contractual obligations from December 31, 2006, through September 30, 2007. For additional information, see our 2006 Form 10-K.

	Total	2007	2008 -2009	2010 - 2011	Thereafter
	(In Thousands)
Capital lease obligations	$202,119	$1,680	$33,367	$31,182	$135,890
Unrecognized income tax benefits including interest (a)	3,126	3,126	—	—	—

(a)	We have an additional $74.8 million of unrecognized income tax benefits, including interest, that are not included in this table because we cannot reasonably estimate the timing of the cash payments to taxing authorities assuming those unrecognized tax benefits are settled at the amounts recognized pursuant to FIN 48 as of September 30, 2007.

Commercial Commitments

From December 31, 2006, through September 30, 2007, there have been no material changes outside the ordinary course of business in commercial commitments. For additional information, see our 2006 Form 10-K.

OTHER INFORMATION

Pension Obligation

On March 20, 2007, we made a voluntary contribution to the Westar Energy pension trust of $11.8 million.

Fair Value of Energy Marketing and Fuel Contracts

The tables below show the fair value of energy marketing and fuel contracts outstanding as of September 30, 2007, their sources and maturity periods.

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding as of December 31, 2006	$20,625
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	(8,216)
Changes in fair value of contracts outstanding at the beginning and end of the period	6,329
Fair value of new contracts entered into during the period	3,271

Fair value of contracts outstanding as of September 30, 2007 (a)	$22,009

(a)	We recorded $21.3 million of the fair value of fuel supply contracts as a regulatory liability.

The sources of the fair values of the financial instruments related to these contracts as of September 30, 2007, are summarized in the following table.

	Fair Value of Contracts at End of Period
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years
	(In Thousands)
Prices provided by other external sources (swaps and forwards)	$10,525	$5,223	$5,137	$165
Prices based on option pricing models (options and other) (a)	11,484	3,349	8,000	135

Total fair value of contracts outstanding	$22,009	$8,572	$13,137	$300

(a)	Options are priced using a series of techniques, such as the Black option pricing model.

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

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. A business entity shall report unrealized gains and losses on items for which fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We anticipate adopting the guidance effective January 1, 2008. We are currently evaluating what impact the adoption of SFAS No. 159 will have on our consolidated financial statements.

Allowance for Funds Used During Construction

AFUDC represents the cost of capital used to finance utility construction activity. AFUDC is computed by applying a composite pretax rate to qualified construction work in progress. The amount of AFUDC capitalized as a construction cost is credited to other income (for equity funds) and interest expense (for borrowed funds) on the accompanying consolidated statements of income, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In Thousands)
Borrowed funds	$3,532	$984	$9,020	$2,830
Equity funds	1,655	—	2,368	—

Total	$5,187	$984	$11,388	$2,830

Average AFUDC Rates	6.9%	5.7%	6.5%	5.1%

We expect both AFUDC for borrowed funds and equity funds to fluctuate over the next several years as we add capacity, expand our transmission system, make environmental improvements and begin to recover the related costs in rates.

Wholesale Sales Margins

The terms of the RECA require that we include, as a credit to recoverable fuel costs beginning in April of each year, an amount based on the average of the margins realized from market-based wholesale sales during the immediately prior three-year period ending June 30. Effective, April 1, 2007, we began crediting our retail customers an annual amount of $40.1 million. We estimate that beginning on April 1, 2008, we will begin crediting our retail customers an annual amount of $52.3 million. It is possible that we will not realize market-based wholesale sales margins at least equal to the amount of the credit. This would adversely affect our financial results.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in commodity prices, equity instrument investment prices and interest rates. From December 31, 2006, to September 30, 2007, no significant changes have occurred in our exposure to market risk. For additional information, see our 2006 Form 10-K, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2007, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Like other companies in our industry, our consolidated financial results will be impacted by weather, the economy of our service territory and the energy use of our customers. The value of our common stock and our creditworthiness will be affected by national and international macroeconomic trends, general market conditions and the expectations of the investment community, all of which are largely beyond our control. In addition, the following statement highlights our risk factor related to the Clean Air Act and other environmental regulations that may affect our consolidated financial condition and results of operations. There were no other material changes in our risk factors from December 31, 2006, through September 30, 2007. For additional information, see our 2006
Form 10-K.

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

Our activities are subject to environmental regulation by federal, state, and local governmental authorities. These regulations generally involve the use of water, discharges of effluents into the water, emissions into the air, the handling, storage and use of hazardous substances, and waste handling, remediation and disposal, among others. Congress or the State of Kansas may enact legislation and the EPA or the State of Kansas may propose new regulations or change existing regulations that could require us to reduce certain emissions at our plants. New or changed laws and regulations may result from the increasing national and international concern about possible global warming caused by the atmospheric release of greenhouse gases by industrial and other sources, including the utility industry. Although the State of Kansas has not adopted such new or changed laws and regulations at this time, on October 18, 2007, the Kansas Department of Health and Environment denied an application by an unrelated utility for an air quality permit for two proposed coal generators in Western Kansas in part because of concerns about the increase in carbon dioxide and emissions and the potential ill effects those plants might have on the environment and health. The Kansas Department of Health and Environment noted that the decision constituted a first step in emerging policy to address existing and future carbon dioxide emissions in Kansas. New or changed laws and regulations could require us to install costly equipment, increase our operating expense, reduce production from our plants or take other actions we are unable to identify at this time.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

1	Sales Agency Financing Agreement, dated as of August 24, 2007, between Westar Energy, Inc. and BNY Capital Markets, Inc. (filed as Exhibit 1.1 to the Form 8-K filed on August 24, 2007)

4(a)	Bond Purchase Agreement, dated as of August 14, 2007, between Kansas Gas and Electric Company and Nomura International PLC (filed as Exhibit 4.1 to the Form 8-K filed on August 15, 2007)

4(b)	Forty-Ninth Supplemental Indenture, dated as of October 12, 2007, by and among Kansas Gas and Electric Company, The Bank of New York Trust Company, N.A. and Judith L. Bartolini (filed as Exhibit 4.1 to the Form 8-K filed on October 19, 2007)

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended September 30, 2007

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended September 30, 2007

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended September 30, 2007 (furnished and not to be considered filed as part of the Form 10-Q)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAR ENERGY, INC.

Date:	November 2, 2007	By:	/s/ Mark A. Ruelle
Mark A. Ruelle,
Executive Vice President and Chief Financial Officer