Form 10-Q
period 2008-03-31
WESTAR ENERGY INC /KS
filed 2008-05-09
CIK 54507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	97,886,808 shares
(Class)	(Outstanding at April 30, 2008)

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

•	amount, type and timing of capital expenditures,

•	earnings,

•	cash flow,

•	liquidity and capital resources,

•	litigation,

•	accounting matters,

•	possible corporate restructurings, acquisitions and dispositions,

•	compliance with debt and other restrictive covenants,

•	interest rates and dividends,

•	environmental matters,

•	regulatory matters,

•	nuclear operations, and

•	the overall economy of our service area and economic well-being of our customers.

What happens in each case could vary materially from what we expect because of such things as:

•	regulated and competitive markets,

•	economic and capital market conditions, including the impact of changes in interest rates and the availability of capital,

•	changes in accounting requirements and other accounting matters,

•	changing weather,

•	the outcome of a planned request for a rate review with the KCC during 2008,

•	the impact of regional transmission organizations and independent system operators, including the development of new market mechanisms for energy markets in which we participate,

•	the impact of changes and downturns in the energy industry and the market for trading wholesale energy,

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

•	the outcome of the Federal Energy Regulatory Commission investigation,

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

These lists are not all-inclusive because it is not possible to predict all factors. This report should be read in its entirety and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007. No one section of this report deals with all aspects of the subject matter and additional information on some matters that could impact our operations and financial results may be included in our Annual Report on Form 10-K for the year ended December 31, 2007. Any forward-looking statement speaks only as of the date such statement was made, and we are not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made except as required by applicable laws or regulations.

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition
2007 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2007
AFUDC	Allowance for Funds Used During Construction
COLI	Corporate-owned life insurance
DOJ	Department of Justice
ECRR	Environmental Cost Recovery Rider
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Investors Service
Forward sale agreement	Forward equity sale agreement
FSP	FASB Staff Position
GAAP	Generally Accepted Accounting Principles
IRS	Internal Revenue Service
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
KGE	Kansas Gas and Electric Company
Moody’s	Moody’s Investor’s Service
MWh	Megawatt hours
NSR Investigation	EPA New Source Review Investigation
ONEOK	ONEOK, Inc.
OTC	Over-the-counter
RECA	Retail energy cost adjustment
ROE	Return on Equity
RSUs	Restricted share units
S&P	Standard & Poor’s Ratings Group
Section 114	Section 114(a) of the Clean Air Act
SPP	Southwest Power Pool
SFAS	Statement of Financial Accounting Standards
Wolf Creek	Wolf Creek Generating Station

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WESTAR ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,109	$5,753
Restricted cash	855	—
Accounts receivable, net of allowance for doubtful accounts of $6,825 and $5,721, respectively	182,645	195,785
Inventories and supplies, net	207,728	192,533
Energy marketing contracts	118,560	57,702
Taxes receivable	77,167	71,111
Prepaid expenses	22,426	31,576
Regulatory assets	105,513	98,204
Other	20,738	15,015

Total Current Assets	741,741	667,679

PROPERTY, PLANT AND EQUIPMENT, NET	4,931,203	4,803,672

OTHER ASSETS:
Regulatory assets	553,326	577,256
Nuclear decommissioning trust	113,769	122,298
Energy marketing contracts	51,977	34,088
Other	188,952	190,437

Total Other Assets	908,024	924,079

TOTAL ASSETS	$6,580,968	$6,395,430

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,247	$558
Short-term debt	322,500	180,000
Accounts payable	220,717	278,299
Accrued taxes	63,414	47,370
Energy marketing contracts	95,915	42,641
Accrued interest	27,507	41,416
Deferred tax liabilities	2,944	2,310
Regulatory liabilities	43,448	32,932
Other	110,828	119,237

Total Current Liabilities	888,520	744,763

LONG-TERM LIABILITIES:
Long-term debt, net	1,890,915	1,889,781
Obligation under capital leases	116,064	123,854
Deferred income taxes	895,279	897,293
Unamortized investment tax credits	58,960	59,619
Deferred gain from sale-leaseback	118,148	119,522
Accrued employee benefits	285,897	283,924
Asset retirement obligations	90,212	88,711
Energy marketing contracts	13,836	7,647
Regulatory liabilities	118,517	108,685
Other	163,713	217,927

Total Long-Term Liabilities	3,751,541	3,796,963

COMMITMENTS AND CONTINGENCIES (see Notes 7, 8 and 9)
TEMPORARY EQUITY	4,818	5,224

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock, par value $100 per share; authorized 600,000 shares; issued and outstanding 214,363 shares	21,436	21,436
Common stock, par value $5 per share; authorized 150,000,000 shares; issued 97,762,742 shares and 95,463,180 shares, respectively	488,814	477,316
Paid-in capital	1,129,065	1,085,099
Retained earnings	296,774	264,477
Accumulated other comprehensive income, net	—	152

Total Shareholders’ Equity	1,936,089	1,848,480

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,580,968	$6,395,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
SALES	$406,827	$370,306

OPERATING EXPENSES:
Fuel and purchased power	146,449	103,409
Operating and maintenance	116,018	107,588
Depreciation and amortization	48,896	45,719
Selling, general and administrative	41,656	43,645

Total Operating Expenses	353,019	300,361

INCOME FROM OPERATIONS	53,808	69,945

OTHER INCOME (EXPENSE):
Investment (losses) earnings	(1,704)	1,328
Other income	5,817	408
Other expense	(4,335)	(4,047)

Total Other Expense	(222)	(2,311)

Interest expense	10,690	25,445

INCOME FROM OPERATIONS BEFORE INCOME TAXES	42,896	42,189
Income tax (benefit) expense	(18,240)	12,014

NET INCOME	61,136	30,175
Preferred dividends	242	242

EARNINGS AVAILABLE FOR COMMON STOCK	$60,894	$29,933

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING (See Note 2):
Basic earnings available	$0.63	$0.34

Diluted earnings available	$0.62	$0.34

Average equivalent common shares outstanding	97,415,866	87,947,281
DIVIDENDS DECLARED PER COMMON SHARE	$0.29	$0.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
NET INCOME	$61,136	$30,175

OTHER COMPREHENSIVE LOSS:
Unrealized holding loss on marketable securities arising during the period	—	(19)

Other Comprehensive Loss	—	(19)

COMPREHENSIVE INCOME	$61,136	$30,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$61,136	$30,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,896	45,719
Amortization of nuclear fuel	3,252	4,124
Amortization of deferred gain from sale-leaseback	(1,374)	(1,373)
Amortization of prepaid corporate-owned life insurance	4,496	5,073
Non-cash compensation	1,518	1,642
Net changes in energy marketing assets and liabilities	1,714	5,773
Accrued liability to certain former officers	(1,307)	445
Net deferred income taxes and credits	19,070	(4,449)
Stock based compensation excess tax benefits	(250)	(284)
Allowance for equity funds used during construction	(5,380)	—
Changes in working capital items, net of acquisitions and dispositions:
Accounts receivable, net	13,141	10,488
Inventories and supplies	(15,195)	(9,885)
Prepaid expenses and other	(14,490)	8,455
Accounts payable	(44,880)	(14,987)
Accrued taxes	7,145	(24,854)
Other current liabilities	(51,012)	(42,948)
Changes in other assets	2,841	11,950
Changes in other liabilities	(18,626)	35,096

Cash flows from operating activities	10,695	60,160

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(188,289)	(106,178)
Allowance for equity funds used during construction	5,380	—
Purchase of securities within the nuclear decommissioning trust fund	(109,929)	(60,848)
Sale of securities within the nuclear decommissioning trust fund	109,317	60,172
Proceeds from investment in corporate-owned life insurance	268	—
Proceeds from other investments	(207)	677
Other investing activities	—	(22,348)

Cash flows used in investing activities	(183,460)	(128,525)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	149,385	79,000
Proceeds from long-term debt	2,055	—
Retirements of long-term debt	(301)	(25)
Repayment of capital leases	(6,959)	(1,216)
Borrowings against cash surrender value of corporate-owned life insurance	1,020	839
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(1,291)	(1,333)
Stock based compensation excess tax benefits	250	284
Issuance of common stock, net	52,417	500
Cash dividends paid	(23,455)	(20,446)

Cash flows from financing activities	173,121	57,603

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	356	(10,762)
CASH AND CASH EQUIVALENTS:
Beginning of period	5,753	18,196

End of period	$6,109	$7,434

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

We provide electric generation, transmission and distribution services to approximately 675,000 customers in Kansas. Westar Energy provides these services in central and northeastern Kansas, including the cities of Topeka, Lawrence, Manhattan, Salina and Hutchinson. Kansas Gas and Electric Company (KGE), Westar Energy’s wholly owned subsidiary, provides these services in south-central and southeastern Kansas, including the city of Wichita. KGE owns a 47% interest in the Wolf Creek Generating Station (Wolf Creek), a nuclear power plant located near Burlington, Kansas. Both Westar Energy and KGE conduct business using the name Westar Energy.

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

The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K).

Use of Management’s Estimates

When we prepare our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, valuation of commodity contracts, depreciation, unbilled revenue, investments, valuation of our energy marketing portfolio, intangible assets, forecasted fuel costs included in our retail energy cost adjustment (RECA) billed to customers, income taxes, pension and other post-retirement and post-employment benefits, our asset retirement obligations including decommissioning of Wolf Creek, environmental issues, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year.

Restricted Cash

Restricted cash consists of cash placed in escrow related to amounts we potentially owe a vendor that filed for bankruptcy.

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

	Three Months Ended March 31,
	2008	2007
	(In Thousands)
Borrowed funds	$5,545	$2,672
Equity funds	5,380	—

Total	$10,925	$2,672

Average AFUDC Rates	7.3%	5.9%

Dilutive Shares

We report basic earnings per share applicable to equivalent common stock based on the weighted average number of common shares outstanding and shares issuable in connection with vested restricted share units (RSUs) during the period reported. Diluted earnings per share include the effects of potential issuances of common shares resulting from the assumed vesting of all outstanding RSUs and the exercise of outstanding stock options issued pursuant to the terms of our stock based compensation plans. Potentially dilutive shares not included in the denominator of the diluted earnings per share calculation because they are antidilutive include all shares issuable under the forward equity sales agreement (forward sale agreement) and a portion of outstanding stock options. The dilutive effect of shares issuable under our stock based compensation plans and forward sale agreement is computed using the treasury stock method.

The following table reconciles the weighted average number of equivalent common shares outstanding used to compute basic and diluted earnings per share.

	Three Months Ended March 31,
	2008	2007
DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:
Denominator for basic earnings per share – weighted average equivalent shares	97,415,866	87,947,281
Effect of dilutive securities:
Employee stock options	837	1,026
Restricted share units	472,332	516,806

Denominator for diluted earnings per share – weighted average equivalent shares	97,889,035	88,465,113

Potentially dilutive shares not included in the denominator because they are antidilutive	3,099,890	74,890

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2008	2007
	(In Thousands)
CASH PAID FOR:
Interest on financing activities, net of amount capitalized	$34,939	$34,852
Income taxes	—	8,500
NON-CASH INVESTING TRANSACTIONS:
Property, plant and equipment additions	85,418	32,246
NON-CASH FINANCING TRANSACTIONS:
Issuance of common stock	3,532	2,391
Assets acquired through capital leases	391	695

New Accounting Pronouncements

SFAS No. 161 – Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133”, which requires expanded disclosure intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 amends and expands our disclosure requirements related to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” by requiring qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosure about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. A business entity must report unrealized gains and losses on items for which fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We adopted the guidance effective January 1, 2008, without any material impact on our consolidated financial statements.

SFAS No. 157 – Fair Value Measurements

In September 2006, FASB released SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The non-financial items subject to the deferral include assets and liabilities such as non-financial assets and liabilities assumed in a business combination, reporting units measured at fair value in a goodwill impairment test and asset retirement obligations initially measured at fair value. We adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. See Note 3, “Fair Value Measurements.”

3. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted SFAS No. 157, which defines fair value and requires enhanced disclosures about assets and liabilities measured at fair value. SFAS No. 157 establishes a hierarchal framework for disclosing the transparency of the inputs utilized in measuring assets and liabilities at fair value. The three levels defined by the SFAS No. 157 hierarchy and examples of each are as follows:

•

Level 1 – Quoted prices are available in active markets for identical assets or liabilities. The types of assets and liabilities included in level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on public exchanges.

•

Level 2 – Pricing inputs are not quoted prices in active markets, but are either directly or indirectly observable. The types of assets and liabilities included in level 2 are typically either comparable to actively traded securities or contracts, such as treasury securities with pricing interpolated from recent trades of similar securities, or priced with models using highly observable inputs, such as commodity options priced using observable forward prices and volatilities.

•

Level 3 – Significant inputs to pricing have little or no transparency. The types of assets and liabilities included in level 3 are those with inputs requiring significant management judgment or estimation, such as the complex and subjective models and forecasts used to determine the fair value of options.

Energy Marketing Contracts

We recognize changes in the portfolio fair value of energy marketing contracts as gains and losses in the period of change. With the exception of a fuel supply contract and a capacity sale contract, which are recorded as regulatory liabilities, we include the net change in sales on our consolidated statement of income.

Energy marketing contracts can be exchange-traded or over-the-counter (OTC). Exchange-traded contracts typically fall within level 1 of the fair value hierarchy. At March 31, 2008, we did not have any outstanding exchange-traded futures contracts. OTC contracts are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market clearing transactions, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility and correlations of such inputs. Such instruments are typically classified as level 2. Certain OTC contracts trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more subjective. In these situations, management estimations are a significant input requiring a level 3 classification.

Nuclear Decommissioning Trust

We hold investments in debt and equity securities in a trust fund for the purpose of funding the decommissioning of Wolf Creek. We have classified these investments as available-for-sale and record net realized and unrealized gains and losses on these securities as regulatory liabilities on our consolidated balance sheets.

We measure fair value of the securities using quoted market prices or valuation models utilizing observable market data when available. A small portion of the trust assets are comprised of private equity investments that require significant unobservable market information to measure the fair value of the investment. These private equity investments are initially valued at cost or at the value inferred from subsequent financing with adjustments when actual performance differs significantly from expected performance; when market, economic or company-specific conditions change; or when other news or events have a material impact on the security.

Trading Securities

We have debt and equity investments in a trust securing certain executive benefits that are classified as trading securities. We record net realized and unrealized gains and losses on these securities in investment earnings on our consolidated income statement. We measure the fair values of these securities using quoted market prices or valuation models utilizing observable market data.

Recurring Fair Value Measurements

The following table presents, for each hierarchy level, our assets and liabilities that are measured at fair value as of March 31, 2008.

	Level 1	Level 2	Level 3	Counterparty Netting (a)	Net Balance (b)
	(In Thousands)
Assets:
Energy Marketing Contracts	$—	$63,577	$107,030	$(70)	$170,537
Nuclear Decommissioning Trust	55,870	30,323	1,566	—	87,759
Trading Securities	21,292	11,398	—	—	32,690

Total	$77,162	$105,298	$108,596	$(70)	$290,986

Liabilities:
Energy Marketing Contracts	$—	$63,152	$46,599	$—	$109,751

(a)	As permitted by FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” fair value is offset by the obligation we have to return the cash collateral that we have previously received from the counterparties.
(b)	The net balance does not include cash and cash equivalents, which are not subject to the fair value requirements set forth in SFAS No. 157.

The following table provides a reconciliation of assets and liabilities measured at fair value using significant level 3 inputs.

	Energy Marketing Contracts, net	Nuclear Decommissioning Trust	Net Balance
	(In Thousands)
Balance at January 1, 2008	$41,141	$1,251	$42,392
Total realized and unrealized gains (losses) included in:
Earnings (a)	(3,328)	—	(3,328)
Regulatory liabilities (b)	25,199	—	25,199
Purchases, issuances and settlements	(2,581)	315	(2,266)

Balance at March 31, 2008	$60,431	$1,566	$61,997

(a)	Unrealized and realized gains and losses included in earnings are reported in sales
(b)	Regulatory liabilities include changes in the fair value of a fuel supply contract and a capacity sale contract

A portion of the gains and losses contributing to changes in net assets on the above table are unrealized. The following table summarizes the unrealized gains and losses we recognized during the quarter attributed to level 3 assets and liabilities still held at March 31, 2008.

Energy Marketing Contracts, net
(In Thousands)
Total unrealized gains (losses) included in:
Earnings	$(1,220)
Regulatory liabilities (a)	24,001

Total	$22,781

(a)	Regulatory liabilities include changes in the fair value of a fuel supply contract and a capacity sale contract

4. RATE MATTERS AND REGULATION

FERC Proceedings

Request for Change in Transmission Rates

On March 24, 2008, the Federal Energy Regulatory Commission (FERC) granted our request to increase the allowed formula transmission return on equity (ROE) by 50 basis points due to our participation in the Southwest Power Pool (SPP). The other proposed change, to include our anticipated transmission capital expenditures for the current year in our formula transmission rate, will be addressed in a hearing and settlement process scheduled to begin in May. The changes will become effective June 1, 2008, subject to the outcome the of hearing and settlement process.

On March 24, 2008, FERC issued an order that granted our requested incentives of an additional 100 basis points above the base allowed ROE and a 15-year depreciation schedule for a 97 mile, 345 kV transmission line that we estimate will cost $150.0 million to construct.

On November 6, 2007, we filed applications with FERC that proposed the use of a consolidated capital structure in our formula transmission rate. On December 19, 2007, FERC issued an order accepting this change. On January 28, 2008, we filed applications with FERC requesting that this change be effective June 1, 2007. On April 3, 2008, FERC granted our request. At March 31, 2008, we had recorded a $5.4 million refund obligation related to this matter, which includes the amount we have collected since June 1, 2007, plus interest on that amount.

5. DEBT FINANCINGS

On January 11, 2008, we filed a request with FERC for authority to issue short-term securities and to pledge KGE mortgage bonds in order to increase our revolving credit facility to $750.0 million. On February 15, 2008, FERC granted our request and on February 22, 2008, a syndicate of banks participating in our credit facility increased their commitments to $750.0 million in the aggregate. Effective February 22, 2008, $730.0 million of the commitments of the lenders under the revolving credit facility terminate on March 17, 2012. The remaining $20.0 million of the commitments terminate on March 17, 2011. Subject to lender participation we have the right, so long as there is no default or event of default under the revolving credit facility, to annually request one-year extensions of the credit facility. We are limited to five such requests during the term of the facility.

In December 2007, we entered into an equipment financing loan agreement with a term of 36 months to finance the cost of certain computer equipment purchased in 2007. In January 2008, we increased the size of this loan by $2.1 million for equipment purchases made in 2008.

On May 1, 2008, KGE priced $150.0 million of first mortgage bonds in two separate tranches in a private placement transaction. We expect this transaction to close on May 15, 2008. Pursuant to the terms as priced, which are subject to customary diligence, negotiation and execution of the transaction documents, we expect that $50.0 million of the principal amount will bear interest at 6.15% and mature on May 15, 2023, and $100.0 million will bear interest at 6.64% and mature on May 15, 2038. Proceeds of this private placement will be used to repay borrowings under our revolving credit facility, which is the primary liquidity facility for acquiring capital equipment, as well as for working capital and general corporate purposes.

6. INCOME TAXES AND TAXES OTHER THAN INCOME TAXES

We recorded an income tax benefit of approximately $18.2 million, which resulted in an effective income tax rate of negative 43% for the three months ended March 31, 2008. We recorded an income tax expense of $12.0 million resulting in an effective income tax rate of 28% for the same period of 2007. The lower effective income tax rate this year was due primarily to the recognition of previously unrecognized tax benefits.

The Internal Revenue Service (IRS) has examined our federal income tax returns for the years 1995 through 2002. In December 2007, we reached a tentative settlement with the IRS on issues principally involved with the method used to capitalize overheads to electric plant. This settlement, which was approved by the Joint Committee on Taxation and accepted by the IRS in February 2008, resulted in a first quarter 2008 net earnings benefit of approximately $39.4 million, including interest, due to the recognition of previously unrecognized tax benefits.

We received an examination report from the IRS in April 2008 asserting a deficiency of $0.3 million in federal income taxes with respect to its examination of our federal income tax returns for years 2003 and 2004. In its examination report, the IRS did not approve our request to change the original federal income tax characterization of the loss we incurred in 2004 on the sale of Protection One, Inc. from a capital loss to an ordinary loss. The characterization of the loss as capital or ordinary affects our ability to carry back and carry forward the loss to tax years in which the loss can be deducted. We may appeal the re-characterization of the loss, however, we do not expect any such appeal to be completed by the end of 2008. We have extended the statute of limitations for these years until December 31, 2008.

At December 31, 2007, the liability for unrecognized tax benefits was $70.8 million. During the first quarter, we recognized $28.7 million of unrecognized tax benefits due to the completion of the IRS examination of years 1995 through 2002. At March 31, 2008, the liability for unrecognized tax benefits was $40.7 million. Included in this unrecognized tax benefits balance were $1.3 million (net of tax) of tax positions, which if recognized, would favorably impact our effective income tax rate. We do not expect any significant increases or decreases to the liability for unrecognized tax benefits within the next 12 months.

During the first quarter, interest related to income tax liabilities decreased from $13.5 million at December 31, 2007, to $2.0 million at March 31, 2008. The decrease was attributable to the reduction in the liability for unrecognized tax benefits. There were no penalties accrued at March 31, 2008, or December 31, 2007.

As of March 31, 2008, and December 31, 2007, we maintained reserves of $4.2 million and $5.2 million, respectively, for probable assessments of taxes other than income taxes.

7. COMMITMENTS AND CONTINGENCIES

Environmental Projects

We have identified the potential for us to make up to $1.2 billion of capital expenditures at our power plants for environmental air emissions projects during approximately the next eight to ten years. This estimate could increase depending on the resolution of the Environmental Protection Agency (EPA) New Source Review Investigation (NSR Investigation) described below. In addition to the capital investment, in the event we install new equipment as a result of the NSR Investigation, we anticipate that we would incur significant annual expense to operate and maintain the equipment and the operation of the equipment would reduce net production from our plants. The degree to which we will need to reduce emissions and the timing of when such emissions controls may be required is uncertain. Both the timing and the nature of required investments depend on specific outcomes that result from interpretation of existing regulations, new regulations, legislation and the resolution of the NSR Investigation described below. In addition, the availability of materials, equipment and contractors can affect the timing and ultimate cost of these investments.

The environmental cost recovery rider (ECRR) allows for the timely inclusion in rates of capital expenditures tied directly to environmental improvements, including those required by the Clean Air Act. However, increased operating and maintenance costs, other than expenses related to production-related consumables, can be recovered only through a change in base rates following a rate review.

On February 28, 2008, we reached an agreement with the Kansas Department of Health and Environment (KDHE) to implement a plan to improve efficiency and to install new equipment to reduce regulated emissions from Jeffrey Energy Center. The projects are designed to meet requirements of the Clean Air Visibility Rule and reduce emissions over our entire generating fleet by eliminating more than 70% of SO2 and reducing nitrous oxides and particulates between 50% and 65%.

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

We have been in discussions with the EPA and the Department of Justice (DOJ) concerning this matter in an attempt to reach a settlement. We expect that any settlement, if reached, could require us to update or install emissions controls at Jeffrey Energy Center. Additionally, we might be required to update or install emissions controls at our other coal-fired plants, pay fines or penalties, or take other remedial action. If settlement discussions fail, DOJ may consider whether to pursue an enforcement action against us in federal district court. Our ultimate costs to resolve the NSR Investigation could be material. We believe that costs related to updating or installing emissions controls would qualify for recovery in the prices we are allowed to charge our customers. If, however, a penalty is assessed against us, the penalty could be material and may not be recovered in rates. We are not able to estimate the possible loss or range of loss at this time.

FERC Investigation

We are responding to a preliminary, non-public investigation by FERC of our use of transmission service within the SPP in 2006 and 2007. While we believe that our use of transmission service was in compliance with FERC orders and SPP tariffs, we are unable to predict the outcome of this investigation or its impact on our consolidated financial statements.

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

8. LEGAL PROCEEDINGS

We and our subsidiaries are involved in various legal, environmental and regulatory proceedings. We believe that adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect on our consolidated financial statements.

See also Notes 7 and 9.

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

On June 13, 2003, we filed a demand for arbitration with the American Arbitration Association asserting claims against Mr. Wittig and Mr. Lake arising out of their previous employment with us. Mr. Wittig and Mr. Lake filed counterclaims against us in the arbitration alleging substantial damages related to the termination of their employment and the publication of the report of a special committee of our board of directors. We intend to vigorously defend against these claims. The arbitration has been stayed pending final resolution of criminal charges filed by the United States Attorney’s Office against Mr. Wittig and Mr. Lake in U.S. District Court in the District of Kansas. On September 12, 2005, a jury convicted Mr. Wittig and Mr. Lake on the charges relevant to each of them. On January 5, 2007, these convictions were overturned by the U.S. Tenth Circuit Court of Appeals following appeals by Mr. Wittig and Mr. Lake. On April 30, 2007, the government announced that it had decided to retry certain charges against Mr. Wittig and Mr. Lake and the retrial is currently scheduled to commence on September 9, 2008. We are unable to predict the ultimate impact of this matter on our consolidated financial statements.

As of March 31, 2008, we had accrued liabilities totaling $74.8 million for compensation not yet paid to Mr. Wittig and Mr. Lake under various agreements and plans. The compensation includes RSU awards, deferred vested shares, deferred RSU awards, deferred vested stock for compensation, executive salary continuation plan benefits, potential obligations related to the cash received for Guardian International, Inc. preferred stock, and, in the case of Mr. Wittig, benefits arising from a split dollar life insurance agreement. The amount of our obligation to Mr. Wittig related to the split dollar life insurance agreement is subject to adjustment at the end of each quarter based on the total return to our shareholders from the date of that agreement. The total return considers the change in our stock price and accumulated dividends. These compensation-related accruals are included in long-term liabilities on the consolidated balance sheets with a portion recorded as a component of paid in capital. The amount accrued will increase annually for future dividends on deferred RSU awards and increases in amounts that may be due under the executive salary continuation plan.

In addition, through March 31, 2008, we have accrued $6.9 million for legal fees and expenses incurred by Mr. Wittig and Mr. Lake that are recorded in accounts payable on our consolidated balance sheets. These legal fees and expenses were incurred by Mr. Wittig and Mr. Lake in the defense of the criminal charges filed by the United States Attorney’s Office and the subsequent appeal of convictions on these charges. We have filed lawsuits against Mr. Wittig and Mr. Lake claiming that the legal fees and expenses they have incurred are unreasonable and excessive and we have asked the courts to determine the amount of the legal fees and expenses that were reasonably incurred and which we have an obligation to pay, as well as the amount of the legal fees and expenses that we have an obligation to advance in the future. The U.S. District Court in the lawsuit against Mr. Lake ordered us to pay approximately $3.2 million of the past unpaid fees and expenses and directed us to advance future fees and expenses related to the retrial on a current basis at counsel’s customary hourly rates. We appealed this order to the U.S. Tenth Circuit Court of Appeals and asked for a stay of the portion of the order related to the payment of past unpaid fees and expenses. On October 18, 2007, the U.S. Tenth Circuit Court of Appeals denied our request for a stay of the portion of the order related to the payment of past unpaid fees and expenses. Pursuant to the District Court’s order, we have paid approximately $3.2 million of Mr. Lake’s past unpaid fees and expenses. The issues on appeal other than our request for a stay remain pending before the U.S. Tenth Circuit Court of Appeals. The lawsuit against Mr. Wittig is pending in Shawnee County, Kansas District Court. A special master appointed by the District Court submitted a report in November 2007 finding that $2.5 million of the legal fees and expenses incurred by Mr. Wittig were reasonable and should be paid by us. We submitted objections to the report and the matter is now being reviewed by the District Court. We expect to incur substantial additional expenses for legal fees and expenses that will be incurred by Mr. Wittig and Mr. Lake, but are unable to estimate the amount for which we may ultimately be responsible.

10. INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

The following table summarizes the net periodic costs for our pension and post-retirement benefit plans.

	Pension Benefits		Post-retirement Benefits
Three Months Ended March 31,	2008	2007	2008	2007
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$2,570	$2,395	$375	$396
Interest cost	8,977	8,081	2,004	1,824
Expected return on plan assets	(10,062)	(9,641)	(1,063)	(857)
Amortization of unrecognized:
Transition obligation, net	—	—	983	983
Prior service costs/(benefits)	636	634	353	(104)
Actuarial loss, net	2,085	1,906	351	458

Net periodic cost	$4,206	$3,375	$3,003	$2,700

11. WOLF CREEK INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

As a co-owner of Wolf Creek, KGE is indirectly responsible for 47% of the liabilities and expenses associated with the Wolf Creek pension and post-retirement plans. The following table summarizes the net periodic costs for KGE’s 47% share of the Wolf Creek pension and post-retirement benefit plans.

	Pension Benefits		Post-retirement Benefits
Three Months Ended March 31,	2008	2007	2008	2007
	(In Thousands)
Components of Net Periodic Cost:
Service cost	$844	$837	$57	$59
Interest cost	1,417	1,145	129	108
Expected return on plan assets	(1,176)	(999)	—	—
Amortization of unrecognized:
Transition obligation, net	14	14	14	15
Prior service costs	14	15	—	—
Actuarial loss, net	410	453	55	47
Curtailments, settlements and special term benefits	—	1,486	—	259

Net periodic cost	$1,523	$2,951	$255	$488

In January 2007, Wolf Creek Nuclear Operating Corporation offered a selective retirement incentive to certain employees. The incentive increased the pension benefit for eligible employees who elected retirement. This resulted in $1.5 million in additional pension benefits and $0.3 million in additional post-retirement benefits for the three months ended March 31, 2007.

12. COMMON STOCK ISSUANCE

In the period January 1, 2008, through March 31, 2008, we sold 75,177 shares for $1.9 million, net of commission under a financing agreement with a sales agent. We used the proceeds to repay borrowings under our revolving credit facility, which is the primary liquidity facility for acquiring capital equipment, and any remainder was used for working capital and general corporate purposes.

On February 7, 2008, we delivered 2.1 million shares and received proceeds of $50.0 million as partial settlement of a forward sale agreement we entered into with an investment bank in November 2007. We used the proceeds to repay borrowings under our revolving credit facility, which is the primary liquidity facility for acquiring capital equipment, and any remainder was used for working capital and general corporate purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We are the largest electric utility in Kansas. We produce, transmit and sell electricity at retail in Kansas and at wholesale in a multi-state region in the central United States under the regulation of the KCC and the FERC.

In Management’s Discussion and Analysis, we discuss our general financial condition, significant changes that occurred during 2008, and our operating results for the three months ended March 31, 2008 and 2007. As you read Management’s Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

SUMMARY OF SIGNIFICANT ITEMS

Recognition of Previously Unrecognized Tax Benefits

In December 2007, we reached a tentative settlement with the IRS Appeals on issues principally involved with the method used to capitalize overheads to electric plant for years 1995 through 2002. This settlement, which was approved by the Joint Committee on Taxation and accepted by the IRS in February 2008, resulted in a first quarter 2008 net earnings benefit of approximately $39.4 million, including interest, due to the recognition of previously unrecognized tax benefits. The recognition of these previously unrecognized tax benefits resulted in earnings of $0.40 per share for the three months ended March 31, 2008.

Decrease in Income from Operations

Income from operations decreased $16.1 million or 23% during the three months ended March 31, 2008, compared to the previous year. The decrease in income from operations is due primarily to reduced gross margins, including lower margins on market-based sales, and higher maintenance costs at our power plants. Maintenance outages at our base load plants reduced power available for sale in the wholesale markets and required us to use more expensive fuel and incur increases in purchased power expense as compared to last year. In large part, the increases in fuel and purchased power costs are recoverable in the RECA. However, lower sales volumes and increased fuel costs had an adverse impact on the margins we realized on market-based sales.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with GAAP. Note 2 of the Notes to Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies,” contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions by management. The policies highlighted in our 2007 Form 10-K have an impact on our reported results that may be material due to the levels of judgment and subjectivity necessary to account for uncertain matters or their susceptibility to change.

From December 31, 2007 through March 31, 2008, we have not experienced any significant changes in our critical accounting estimates. For additional information, see our 2007 Form 10-K.

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

Energy marketing: Includes: (i) transactions based on market prices generally unrelated to the production of our generating assets; (ii) financially settled products and physical transactions sourced outside our control area; (iii) fees we earn for marketing services that we provide for third parties; and (iv) changes in valuations for contracts that have yet to settle that are not recorded in tariff- or market-based wholesale revenues.

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

Three Months Ended March 31, 2008, Compared to Three Months Ended March 31, 2007

Below we discuss our operating results for the three months ended March 31, 2008, compared to the results for the three months ended March 31, 2007. Changes in results of operations are as follows.

	Three Months Ended March 31,
	2008	2007	Change	% Change
	(In Thousands, Except Per Share Amounts)
SALES:
Residential	$108,225	$103,279	$4,946	4.8
Commercial	95,909	91,103	4,806	5.3
Industrial	64,079	59,369	4,710	7.9
Other retail	(117)	(886)	769	86.8

Total Retail Sales	268,096	252,865	15,231	6.0
Tariff-based wholesale	56,023	41,187	14,836	36.0
Market-based wholesale	47,156	43,568	3,588	8.2
Energy marketing	2,956	5,263	(2,307)	(43.8)
Transmission (a)	26,209	21,500	4,709	21.9
Other	6,387	5,923	464	7.8

Total Sales	406,827	370,306	36,521	9.9

OPERATING EXPENSES:
Fuel and purchased power	146,449	103,409	43,040	41.6
Operating and maintenance	116,018	107,588	8,430	7.8
Depreciation and amortization	48,896	45,719	3,177	6.9
Selling, general and administrative	41,656	43,645	(1,989)	(4.6)

Total Operating Expenses	353,019	300,361	52,658	17.5

INCOME FROM OPERATIONS	53,808	69,945	(16,137)	(23.1)

OTHER INCOME (EXPENSE):
Investment (losses) earnings	(1,704)	1,328	(3,032)	(228.3)
Other income	5,817	408	5,409	(b )
Other expense	(4,335)	(4,047)	(288)	(7.1)

Total Other Expense	(222)	(2,311)	2,089	90.4

Interest expense	10,690	25,445	(14,755)	(58.0)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	42,896	42,189	707	1.7
Income tax (benefit) expense	(18,240)	12,014	(30,254)	(251.8)

NET INCOME	61,136	30,175	30,961	102.6
Preferred dividends	242	242	—	—

EARNINGS AVAILABLE FOR COMMON STOCK	$60,894	$29,933	$30,961	103.4

BASIC EARNINGS PER SHARE	$0.63	$0.34	$0.29	85.3

(a)	Transmission: For the three months ended March 31, 2008, our SPP network transmission costs were approximately $22.4 million. This amount, less approximately $3.0 million that was retained by the SPP for its administration fees, was returned to us and recorded as transmission revenue. For the three months ended March 31, 2007, our SPP network transmission costs were approximately $18.8 million with approximately $2.8 million retained by the SPP for its administration fees.
(b)	Change greater than 1000%.

The following table reflects changes in electric sales volumes, as measured by thousands of megawatt hours (MWh) of electricity. No sales volumes are shown for energy marketing, transmission or other. Energy marketing activities, generally, are unrelated to electricity we generate.

	Three Months Ended March 31,
	2008	2007	Change	% Change
	(Thousands of MWh)
Residential	1,590	1,538	52	3.4
Commercial	1,665	1,642	23	1.4
Industrial	1,394	1,364	30	2.2
Other retail	23	23	—	—

Total Retail	4,672	4,567	105	2.3
Tariff-based wholesale	1,664	1,334	330	24.7
Market-based wholesale	908	1,048	(140)	(13.4)

Total	7,244	6,949	295	4.2

Retail sales were $15.2 million higher for the three months ended March 31, 2008, due principally to increases in residential, commercial and industrial sales. Residential, commercial and industrial sales increased a combined $14.5 million due primarily to recovery of higher fuel costs included in our RECA billed to customers, increased customer demand and the effect of colder weather. When measured by heating degree days, the weather during 2008 was 13% colder than during 2007.

Tariff-based wholesale sales were $14.8 million higher than last year attributable principally to increased sales volumes pursuant to a long-term sale agreement we entered into on April 1, 2007, with another utility. Also contributing to the increase was a 9% higher average price per MWh for these sales compared to the same period last year. The higher average price per MWh is the result of our having recovered higher fuel costs through our tariffs.

Market-based wholesale sales were $3.6 million higher than last year, due principally to an 15% higher average market prices for these sales compared to the same period last year. Partially offsetting this increase were decreased sales volumes that primarily were the result of outages at some of our more economical power plants. When our lower cost plants are not producing this reduces our ability to make sales into competitive wholesale markets.

Fuel and purchased power expense increased $43.0 million during the three months ending March 31, 2008, when compared to the same period last year. The change in fuel and purchased power expense is attributable to the volumes of power we produced and purchased, prevailing market prices and contract provisions that allow for price changes. Fuel expense increased $25.4 million due primarily to a 26% increase in the price of fuel and a 1% increase in fuel used. Some of our plants that use the least expensive fuels (i.e. uranium and coal) were not producing due to maintenance outages. As a result, we had the choice of either producing the needed volumes at plants that are more expensive to operate or acquiring those volumes from others. Generally, purchasing power from others was the more attractive alternative, and as a result, our purchased power expense increased $18.5 million, reflecting a 60% increase in such volumes.

Operating and maintenance expense increased $8.4 million compared to last year. This was due primarily to a $3.6 million increase in SPP network transmission costs, which are in large part recovered through higher transmission revenues, and higher maintenance costs of $2.7 million for our power plants.

Depreciation and amortization expense increased $3.2 million compared to last year. This was due principally to depreciation expense associated with a higher plant balance including the capital lease associated with the purchase of an 8% leasehold interest in Jeffrey Energy Center on April 1, 2007.

Investment earnings decreased $3.0 million compared to last year due primarily to a $2.6 million decrease in the fair value of investments held in a trust used to fund executive retirement benefits.

Other income increased $5.4 million compared to last year due primarily to recording $5.4 million of equity AFUDC for the three months ended March 31, 2008. We recorded no equity AFUDC for the same period last year.

Interest expense decreased $14.8 million compared to last year due primarily to the reversal of $17.8 million of accrued interest associated with uncertain tax liabilities. This decrease was partially offset by increased interest expense from higher debt balances and the interest expense related to a capital lease obligation resulting from the purchase of an 8% leasehold interest in Jeffrey Energy Center.

Income tax expense decreased $30.3 million compared to last year due primarily to the recognition of $28.7 million of previously unrecognized tax benefits associated with uncertain tax liabilities.

FINANCIAL CONDITION

Below we discuss significant balance sheet changes as of March 31, 2008, compared to December 31, 2007.

Inventory and supplies increased $15.2 million due primarily to a $12.0 million increase in coal inventory that resulted from our having continued to receive scheduled deliveries during outages at coal-fired powered plants and improved rail efficiency permitting more frequent deliveries.

The fair market value of net energy marketing contracts increased $19.3 million to $60.8 million at March 31, 2008. This was due primarily to favorable changes in the market value of a fuel supply contract that was outstanding the entire period.

Regulatory assets, net of regulatory liabilities, decreased $36.9 million to $496.9 million at March 31, 2008, from $533.8 million at December 31, 2007. Total regulatory assets decreased $16.6 million due primarily to a $21.9 million decrease in net deferred future income taxes. Decreases were largely offset by a $9.0 million increase in fuel costs deferred for future recovery through the RECA and an accumulation of $6.8 million for costs incurred during the Wolf Creek outage. Total regulatory liabilities increased $20.3 million due primarily to favorable coal market conditions permitting us to recognize a $21.8 million mark-to-market gain on our coal supply contracts for Lawrence and Tecumseh Energy centers. The increase in regulatory liabilities was partially offset with a $9.6 million decrease in the nuclear decommissioning trust.

We borrowed more under the Westar Energy revolving credit facility, resulting in short-term debt that was $142.5 million higher.

Accrued taxes increased $16.0 million due primarily to a $19.7 million increase in property taxes.

Accrued interest decreased $13.9 million due primarily to our having made payments of interest on long-term debt that was accrued at December 31, 2007.

Obligations under capital leases decreased $7.8 million due primarily to our having made a scheduled payment related to our 8% leasehold interest in Jeffrey Energy Center.

Other long-term liabilities decreased $54.2 million due primarily to a $39.3 million decrease in uncertain tax liabilities and related accrued interest as discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements, “Income Taxes and Taxes Other than Income Taxes.”

Common stock and paid-in capital increased $55.5 million due principally to the issuance of common stock as discussed in detail in Note 12 of the Notes to Condensed Consolidated Financial Statements, “Common Stock Issuance.”

LIQUIDITY AND CAPITAL RESOURCES

Overview

We believe we will have sufficient cash to fund future operations, pay debt maturities and dividends from a combination of cash on hand, cash flows from operations and access to debt and equity capital markets. Our available sources of funds include cash, Westar Energy’s revolving credit facility and access to capital markets. Uncertainties affecting our ability to meet these cash requirements include, among others, factors affecting sales described in “– Operating Results” above, economic conditions, regulatory actions, compliance with environmental regulations and conditions in the capital markets.

Capital Resources

As of March 31, 2008, Westar Energy had a $750.0 million revolving credit facility against which $322.5 million had been borrowed and an additional $44.7 million of letters of credit had been issued.

Common Stock Offering

In the period January 1, 2008, through March 31, 2008, we sold 75,177 shares for $1.9 million, net of commission under a financing agreement with a sales agent. We used the proceeds to repay borrowings under our revolving credit facility, which is the primary liquidity facility for acquiring capital equipment, and any remainder was used for working capital and general corporate purposes.

On February 7, 2008, we delivered 2.1 million shares and received proceeds of $50.0 million as partial settlement of a forward sale agreement we entered into with an investment bank in November 2007. We used the proceeds to repay borrowings under our revolving credit facility, which is the primary liquidity facility for acquiring capital equipment, and any remainder was used for working capital and general corporate purposes.

Debt Financings

On January 11, 2008, we filed a request with FERC for authority to issue short-term securities and to pledge KGE mortgage bonds in order to increase our revolving credit facility to $750.0 million. On February 15, 2008, FERC granted our request and on February 22, 2008, a syndicate of banks participating in our credit facility increased their commitments to $750.0 million in the aggregate. Effective February 22, 2008, $730.0 million of the commitments of the lenders under the revolving credit facility terminate on March 17, 2012. The remaining $20.0 million of the commitments terminate on March 17, 2011. Subject to lender participation we have the right, so long as there is no default or event of default under the revolving credit facility, to annually request one-year extensions of the credit facility. We are limited to five such requests during the term of the facility.

In December 2007, we entered into an equipment financing loan agreement with a term of 36 months to finance the cost of certain computer equipment purchased in 2007. In January 2008, we increased the size of this loan by $2.1 million for equipment purchases made in 2008.

On May 1, 2008, KGE priced $150.0 million of first mortgage bonds in two separate tranches in a private placement transaction. We expect this transaction to close on May 15, 2008. Pursuant to the terms as priced, which are subject to customary diligence, negotiation and execution of the transaction documents, we expect that $50.0 million of the principal amount will bear interest at 6.15% and mature on May 15, 2023, and $100.0 million will bear interest at 6.64% and mature on May 15, 2038. Proceeds of this private placement will be used to repay borrowings under our revolving credit facility, which is the primary liquidity facility for acquiring capital equipment, as well as for working capital and general corporate purposes.

Cash Flows from Operating Activities

Operating activities provided $10.7 million of cash in the three months ended March 31, 2008, compared with $60.2 million during the same period of 2007. Due to maintenance outages occurring this year at our base load plants, we paid approximately $30.3 million more for natural gas used in our other plants as compared to the same prior year period. This increase, in large part, is recovered through the RECA. In addition to costs associated with the maintenance outages, we made payments totaling $53.2 million related to the restoration of our electrical system, which was severely damaged by an ice storm in December 2007. During the three months ended March 31, 2007, we made an $11.8 million voluntary contribution to our pension trust and paid $8.5 million in income taxes. We did not make any contributions to our pension trust or make any income tax payments during the three months ended March 31, 2008.

Cash Flows used in Investing Activities

Investing activities used $183.5 million of cash in the three months ended March 31, 2008, compared with $128.5 million during the same period of 2007. Our business is capital intensive and requires significant ongoing investment in plant. We spent $188.3 million in the three months ended March 31, 2008, and $106.2 million in the same period of 2007 on additions to utility property, plant and equipment. The increase in 2008 is due primarily to environmental projects and the construction of Emporia Energy Center.

Cash Flows from Financing Activities

Financing activities in the three months ended March 31, 2008, provided $173.1 million of cash compared with $57.6 million in the same period of 2007. In the three months ended March 31, 2008, proceeds from short-term debt provided $149.4 million and proceeds from the issuance of common stock provided $52.4 million. We used cash to pay $23.5 million in dividends. In the three months ended March 31, 2007, short-term debt provided $79.0 million and we used cash to pay $20.4 million in dividends.

Credit Ratings

Moody’s Investors Service (Moody’s), Standard & Poor’s Ratings Group (S&P) and Fitch Investors Service (Fitch) are independent credit-rating agencies that rate our debt securities. These ratings indicate each agency’s assessment of our ability to pay interest and principal when due on our securities.

As of April 30, 2008, ratings with these agencies are as shown in the table below.

	Westar Energy First Mortgage Bond Rating	KGE First Mortgage Bond Rating	Westar Energy Unsecured Debt
Moody’s	Baa2	Baa2	Baa3
S&P	BBB	BBB	BB+
Fitch	BBB	BBB	BBB-

In general, less favorable credit ratings make borrowing more difficult and costly. Under our revolving credit facility our cost of borrowing is determined in part by our credit ratings. However, our ability to borrow under the revolving credit facility is not conditioned on maintaining a particular credit rating. We may enter into new credit agreements that contain credit rating conditions, which could affect our liquidity and/or our borrowing costs.

OFF-BALANCE SHEET ARRANGEMENTS

From December 31, 2007, through March 31, 2008, there have been no material changes in our off-balance sheet arrangements. For additional information, see our 2007 Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

From December 31, 2007, through March 31, 2008, there have been no material changes outside the ordinary course of business in our contractual obligations and commercial commitments. For additional information, see our 2007 Form 10-K.

OTHER INFORMATION

Pension Obligation

On April 1, 2008, we made a voluntary contribution to the Westar Energy pension trust of $15.0 million.

Fair Value of Energy Marketing and Fuel Contracts

The tables below show the fair value of energy marketing and fuel contracts outstanding as of March 31, 2008, their sources and maturity periods.

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding as of December 31, 2007	$41,502
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	(26,891)
Changes in fair value of contracts outstanding at the beginning and end of the period	45,930
Fair value of new contracts entered into during the period	245

Fair value of contracts outstanding as of March 31, 2008 (a)	$60,786

(a)	Approximately $55.0 million of the fair value of energy marketing contracts, which is comprised of a fuel supply contract and a capacity sale contract, is recognized as a regulatory liability.

The sources of the fair values of the financial instruments related to these contracts as of March 31, 2008, are summarized in the following table.

	Fair Value of Contracts at End of Period
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity Over 5 Years
	(In Thousands)
Prices actively quoted (futures)	$(2,017)	$(2,239)	$222	$—	$—
Prices provided by other external sources (swaps and forwards)	45,044	14,818	22,353	4,329	3,544
Prices based on option pricing models (options and other) (a)	17,759	10,066	9,825	(1,427)	(705)

Total fair value of contracts outstanding	$60,786	$22,645	$32,400	$2,902	$2,839

(a)	Options are priced using a series of techniques, such as the Black option pricing model.

New Accounting Pronouncements

SFAS No. 161 – Disclosures about Derivative Instruments and Hedging Activities

In March 2008, FASB released SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133”, which requires expanded disclosure intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 amends and expands our disclosure requirements related to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” by requiring qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosure about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. A business entity must report unrealized gains and losses on items for which fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We adopted the guidance effective January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements.

SFAS No. 157 – Fair Value Measurements

In September 2006, FASB released SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In February 2008, the FASB issued FSP 157-2 which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The non-financial items subject to the deferral include assets and liabilities such as non-financial assets and liabilities assumed in a business combination, reporting units measured at fair value in a goodwill impairment test and asset retirement obligations initially measured at fair value. We adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. See Note 3, “Fair Value Measurements.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in commodity prices, equity instrument investment prices and interest rates. From December 31, 2007, to March 31, 2008, no significant changes occurred in our exposure to market risk. For additional information, see our 2007 Form 10-K, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information on other legal proceedings is set forth in Notes 7, 8 and 9 of the Notes to Condensed Consolidated Financial Statements, “Commitments and Contingencies – New Source Review Investigation – FERC Investigation,” “Legal Proceedings” and “Potential Liabilities to David C. Wittig and Douglas T. Lake,” respectively, which are incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There were no material changes in our risk factors from December 31, 2007, through March 31, 2008. For additional information, see our 2007 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

4(a)	Fiftieth Supplemental Indenture, dated as of February 22, 2008, by and among Kansas Gas and Electric Company, The Bank of New York Trust Company, N.A. and Judith L. Bartolini (filed as Exhibit 4.1 to the Form 8-K filed on February 26, 2008)

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended March 31, 2008

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended March 31, 2008

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended March 31, 2008 (furnished and not to be considered filed as part of the Form 10-Q)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAR ENERGY, INC.

Date:	May 9, 2008	By:	/s/ Mark A. Ruelle
Mark A. Ruelle,
Executive Vice President and Chief Financial Officer