Form 10-Q
period 2008-06-30
WESTAR ENERGY INC /KS
filed 2008-08-08
CIK 54507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	108,153,979 shares
(Class)	(Outstanding at July 31, 2008)

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

•	amount, type and timing of capital expenditures,

•	earnings,

•	cash flow,

•	liquidity and capital resources,

•	litigation,

•	accounting matters,

•	possible corporate restructurings, acquisitions and dispositions,

•	compliance with debt and other restrictive covenants,

•	interest rates and dividends,

•	environmental matters,

•	regulatory matters,

•	nuclear operations, and

•	the overall economy of our service area and economic well-being of our customers.

What happens in each case could vary materially from what we expect because of such things as:

•	regulated and competitive markets,

•	economic and capital market conditions, including the impact of changes in interest rates and the availability of capital,

•	inflation,

•	performance of our base load plants,

•	changes in accounting requirements and other accounting matters,

•	changing weather,

•	the outcome of a request for a rate review filed with the KCC,

•	the impact of regional transmission organizations and independent system operators, including the development of market mechanisms for energy markets in which we participate,

•	the impact of changes and downturns in the energy industry and the market for trading wholesale energy,

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

•	the impact of changes in estimates regarding our Wolf Creek Generating Station decommissioning obligation,

•	changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown or required modification of nuclear generating facilities,

•	uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel storage and disposal,

•	homeland security considerations,

•	coal, natural gas, uranium, oil and wholesale electricity prices,

•	cost, availability and timely provision of equipment, supplies, labor and fuel we need to operate our business, and

•	other circumstances affecting anticipated operations, sales and costs.

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

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition
2007 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2007

AFUDC	Allowance for Funds Used During Construction

COLI	Corporate-owned life insurance

DOJ	Department of Justice

ECRR	Environmental Cost Recovery Rider

EITF	Emerging Issues Task Force

EPA	Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

Fitch	Fitch Investors Service

Forward sale agreement	Forward equity sale agreement

FSP	FASB Staff Position

GAAP	Generally Accepted Accounting Principles

IRS	Internal Revenue Service

KCC	Kansas Corporation Commission

KDHE	Kansas Department of Health and Environment

KGE	Kansas Gas and Electric Company

kV	Kilovolts

Moody’s	Moody’s Investors Service

MW	Megawatts

MWh	Megawatt hours

NSR Investigation	EPA New Source Review Investigation

ONEOK	ONEOK, Inc.

OTC	Over-the-counter

RECA	Retail energy cost adjustment

ROE	Return on Equity

RSUs	Restricted share units

S&P	Standard & Poor’s Ratings Group

Section 114	Section 114(a) of the Clean Air Act

SPP	Southwest Power Pool

SFAS	Statement of Financial Accounting Standards

TDC	Transmission Delivery Charge

Wolf Creek	Wolf Creek Generating Station

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WESTAR ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,998	$5,753
Accounts receivable, net of allowance for doubtful accounts of $5,113 and $5,721, respectively	247,222	195,785
Inventories and supplies, net	211,607	192,533
Energy marketing contracts	236,528	57,702
Taxes receivable	53,305	71,111
Prepaid expenses	59,571	31,576
Regulatory assets	111,880	98,204
Other	19,680	15,015

Total Current Assets	948,791	667,679

PROPERTY, PLANT AND EQUIPMENT, NET	5,117,602	4,803,672

OTHER ASSETS:
Regulatory assets	592,005	577,256
Nuclear decommissioning trust	116,345	122,298
Energy marketing contracts	90,049	34,088
Other	199,369	190,437

Total Other Assets	997,768	924,079

TOTAL ASSETS	$7,064,161	$6,395,430

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,260	$558
Short-term debt	179,200	180,000
Accounts payable	242,246	278,299
Accrued taxes	47,183	47,370
Energy marketing contracts	219,233	42,641
Accrued interest	39,561	41,416
Deferred tax liabilities	1,017	2,310
Regulatory liabilities	39,154	32,932
Other	141,279	119,237

Total Current Liabilities	910,133	744,763

LONG-TERM LIABILITIES:
Long-term debt, net	2,040,663	1,889,781
Obligation under capital leases	116,659	123,854
Deferred income taxes	955,300	897,293
Unamortized investment tax credits	58,301	59,619
Deferred gain from sale-leaseback	116,775	119,522
Accrued employee benefits	270,076	283,924
Asset retirement obligations	91,332	88,711
Energy marketing contracts	31,961	7,647
Regulatory liabilities	147,210	108,685
Other	169,173	217,927

Total Long-Term Liabilities	3,997,450	3,796,963

COMMITMENTS AND CONTINGENCIES (see Notes 7, 8 and 9)
TEMPORARY EQUITY	3,412	5,224

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock, par value $100 per share; authorized 600,000 shares; issued and outstanding 214,363 shares	21,436	21,436
Common stock, par value $5 per share; authorized 150,000,000 shares; issued 108,046,595 shares and 95,463,180 shares, respectively	540,233	477,316
Paid-in capital	1,319,946	1,085,099
Retained earnings	271,551	264,477
Accumulated other comprehensive income, net	—	152

Total Shareholders’ Equity	2,153,166	1,848,480

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,064,161	$6,395,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,
	2008	2007
SALES	$451,219	$415,178

OPERATING EXPENSES:
Fuel and purchased power	191,355	131,348
Operating and maintenance	130,966	122,056
Depreciation and amortization	49,605	48,052
Selling, general and administrative	44,254	42,960

Total Operating Expenses	416,180	344,416

INCOME FROM OPERATIONS	35,039	70,762

OTHER INCOME (EXPENSE):
Investment earnings	1,788	2,534
Other income	4,343	1,820
Other expense	(2,327)	(2,359)

Total Other Income	3,804	1,995

Interest expense	30,311	30,419

INCOME FROM OPERATIONS BEFORE INCOME TAXES	8,532	42,338
Income tax expense	2,687	9,630

NET INCOME	5,845	32,708
Preferred dividends	242	242

EARNINGS AVAILABLE FOR COMMON STOCK	$5,603	$32,466

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING (See Note 2)	$0.06	$0.36

Average equivalent common shares outstanding	100,733,815	89,781,652
DIVIDENDS DECLARED PER COMMON SHARE	$0.29	$0.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
SALES	$858,046	$785,484

OPERATING EXPENSES:
Fuel and purchased power	337,804	234,757
Operating and maintenance	246,984	229,645
Depreciation and amortization	98,501	93,771
Selling, general and administrative	85,910	86,604

Total Operating Expenses	769,199	644,777

INCOME FROM OPERATIONS	88,847	140,707

OTHER INCOME (EXPENSE):
Investment earnings	84	3,862
Other income	10,160	2,228
Other expense	(6,661)	(6,407)

Total Other Income (Expense)	3,583	(317)

Interest expense	41,001	55,864

INCOME FROM OPERATIONS BEFORE INCOME TAXES	51,429	84,526
Income tax (benefit) expense	(15,552)	21,643

NET INCOME	66,981	62,883
Preferred dividends	485	485

EARNINGS AVAILABLE FOR COMMON STOCK	$66,496	$62,398

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING (See Note 2)	$0.67	$0.70

Average equivalent common shares outstanding	99,074,840	88,869,534
DIVIDENDS DECLARED PER COMMON SHARE	$0.58	$0.54

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended June 30,
	2008	2007
NET INCOME	$5,845	$32,708

OTHER COMPREHENSIVE INCOME:
Unrealized holding gain on marketable securities arising during the period	—	20

Other Comprehensive Income	—	20

COMPREHENSIVE INCOME	$5,845	$32,728

	Six Months Ended June 30,
	2008	2007
NET INCOME	$66,981	$62,883

OTHER COMPREHENSIVE INCOME:
Unrealized holding gain on marketable securities arising during the period	—	1

Other Comprehensive Income	—	1

COMPREHENSIVE INCOME	$66,981	$62,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$66,981	$62,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,501	93,771
Amortization of nuclear fuel	5,498	8,284
Amortization of deferred gain from sale-leaseback	(2,747)	(2,747)
Amortization of prepaid corporate-owned life insurance	7,760	6,303
Non-cash compensation	2,571	3,694
Net changes in energy marketing assets and liabilities	10,363	7,193
Accrued liability to certain former officers	(937)	(254)
Net deferred income taxes and credits	27,942	(28,560)
Stock based compensation excess tax benefits	(378)	(843)
Allowance for equity funds used during construction	(9,199)	(713)
Changes in working capital items, net of acquisitions and dispositions:
Accounts receivable, net	(51,437)	(40,437)
Inventories and supplies	(19,074)	(24,312)
Prepaid expenses and other	(69,526)	(35,219)
Accounts payable	(16,086)	3,365
Accrued taxes	14,903	653
Other current liabilities	(13,685)	(26,914)
Changes in other assets	(4,983)	17,575
Changes in other liabilities	(48,621)	18,693

Cash flows (used in) from operating activities	(2,154)	62,415

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(429,082)	(308,582)
Allowance for equity funds used during construction	9,199	713
Investment in corporate-owned life insurance	(18,720)	(18,793)
Purchase of securities within the nuclear decommissioning trust fund	(164,634)	(118,918)
Sale of securities within the nuclear decommissioning trust fund	163,639	118,337
Proceeds from investment in corporate-owned life insurance	533	544
Proceeds from other investments	995	581

Cash flows used in investing activities	(438,070)	(326,118)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(800)	10,000
Proceeds from long-term debt	152,023	145,459
Retirements of long-term debt	(608)	(25)
Repayment of capital leases	(9,049)	(2,835)
Borrowings against cash surrender value of corporate-owned life insurance	61,628	58,976
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(1,464)	(2,003)
Stock based compensation excess tax benefits	378	843
Issuance of common stock, net	291,833	84,037
Cash dividends paid	(50,472)	(42,836)

Cash flows from financing activities	443,469	251,616

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,245	(12,087)
CASH AND CASH EQUIVALENTS:
Beginning of period	5,753	18,196

End of period	$8,998	$6,109

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

We provide electric generation, transmission and distribution services to approximately 679,000 customers in Kansas. Westar Energy provides these services in central and northeastern Kansas, including the cities of Topeka, Lawrence, Manhattan, Salina and Hutchinson. Kansas Gas and Electric Company (KGE), Westar Energy’s wholly owned subsidiary, provides these services in south-central and southeastern Kansas, including the city of Wichita. KGE owns a 47% interest in the Wolf Creek Generating Station (Wolf Creek), a nuclear power plant located near Burlington, Kansas. Both Westar Energy and KGE conduct business using the name Westar Energy.

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

Use of Management’s Estimates

When we prepare our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, valuation of commodity contracts, depreciation, unbilled revenue, investments, valuation of our energy marketing portfolio, intangible assets, forecasted fuel costs included in our retail energy cost adjustment (RECA) billed to customers, income taxes, pension and other post-retirement and post-employment benefits, our asset retirement obligations including decommissioning of Wolf Creek, environmental issues, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In Thousands)
Borrowed funds	$5,142	$2,816	$10,687	$5,488
Equity funds	3,819	713	9,199	713

Total	$8,961	$3,529	$19,886	$6,201

Average AFUDC Rates	5.7%	6.4%	6.5%	6.2%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:
Denominator for basic earnings per share – weighted average equivalent shares	100,733,815	89,781,652	99,074,840	88,869,534
Effect of dilutive securities:
Employee stock options	807	1,034	822	1,030
Restricted share units	440,836	535,383	457,836	489,177

Denominator for diluted earnings per share – weighted average equivalent shares	101,175,458	90,318,069	99,533,498	89,359,741

Potentially dilutive shares not included in the denominator since they are antidilutive	21,300	74,890	21,300	74,890

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2008	2007
	(In Thousands)
CASH PAID FOR:
Interest on financing activities, net of amount capitalized	$50,246	$41,647
Income taxes	600	41,020
NON-CASH INVESTING TRANSACTIONS:
Jeffrey Energy Center 8% leasehold interest	—	118,538
Other property, plant and equipment additions	84,054	30,281
NON-CASH FINANCING TRANSACTIONS:
Issuance of common stock	7,460	7,095
Capital lease for Jeffrey Energy Center 8% leasehold interest	—	118,538
Other assets acquired through capital leases	2,503	1,662

New Accounting Pronouncements

FSP No. EITF 03-6-1 – Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the Financial Accounting Standards Board (FASB) released Staff Position (FSP) No. Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 provides that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating what impact the adoption of FSP No. EITF 03-6-1 will have on our consolidated financial statements.

SFAS No. 161 – Disclosures about Derivative Instruments and Hedging Activities

In March 2008, FASB released Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133,” which requires expanded disclosure intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 amends and expands our disclosure requirements related to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” by requiring qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosure about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.

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

SFAS No. 157 – Fair Value Measurements

In September 2006, FASB released SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In February 2008, FASB issued FSP 157-2 which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The non-financial items subject to the deferral include assets and liabilities such as non-financial assets and liabilities assumed in a business combination, reporting units measured at fair value in a goodwill impairment test and asset retirement obligations initially measured at fair value. We adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. See Note 3, “Fair Value Measurements.”

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

Energy Marketing Contracts

We recognize changes in the portfolio fair value of energy marketing contracts as gains and losses in the period of change. With the exception of a fuel supply contract and a capacity sale contract, which are recorded as regulatory liabilities, we include the net change in sales on our consolidated statements of income.

Energy marketing contracts can be exchange-traded or over-the-counter (OTC). Exchange-traded contracts typically fall within level 1 of the fair value hierarchy. At June 30, 2008, we did not have any outstanding exchange-traded futures contracts. OTC contracts are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market clearing transactions, or alternative pricing sources with reasonable levels of price transparency. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility and correlations of such inputs. Such instruments are typically classified as level 2. Certain OTC contracts trade in less liquid markets with limited pricing information and the determination of fair value for these derivatives is inherently more subjective. In these situations, management estimations are a significant input requiring a level 3 classification.

Nuclear Decommissioning Trust

We hold investments in debt and equity securities in a trust fund for the purpose of funding the decommissioning of Wolf Creek. We have classified these investments as available-for-sale and record net realized and unrealized gains and losses on these securities as regulatory liabilities on our consolidated balance sheets.

We measure fair value of the securities using quoted market prices or valuation models utilizing observable market data when available. A portion of the trust assets is comprised of private equity investments or real estate that require significant unobservable market information to measure the fair value of the investments. The private equity investments are initially valued at cost or at the value inferred from subsequent financing with adjustments when actual performance differs significantly from expected performance; when market, economic or company-specific conditions change; or when other news or events have a material impact on the security. The real estate investments are valued using market discount rates, projected cash flows and the estimated value into perpetuity.

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

Recurring Fair Value Measurements

The following table presents, for each hierarchy level, our assets and liabilities that are measured at fair value as of June 30, 2008.

	Level 1	Level 2	Level 3	Total (a)
	(In Thousands)
Assets:
Energy Marketing Contracts	$—	$153,980	$172,597	$326,577
Nuclear Decommissioning Trust	69,752	35,992	7,606	113,350
Trading Securities	23,254	12,098	—	35,352

Total	$93,006	$202,070	$180,203	$475,279

Liabilities:
Energy Marketing Contracts	$—	$156,746	$94,448	$251,194

(a)	The total does not include cash and cash equivalents, which are not subject to the fair value requirements set forth in SFAS No. 157.

We do not offset the fair value of energy marketing contracts executed with the same counterparty. As of June 30, 2008, we have an obligation to return cash collateral to counterparties in the amount of $0.2 million.

The following tables provide reconciliations of assets and liabilities measured at fair value using significant level 3 inputs for the three and six months ended June 30, 2008.

	Energy Marketing Contracts, net	Nuclear Decommissioning Trust	Net Balance
	(In Thousands)
Balance at March 31, 2008	$60,431	$1,566	$61,997
Total realized and unrealized gains (losses) included in:
Earnings (a)	(6,578)	—	(6,578)
Regulatory liabilities (b)	27,099	—	27,099
Purchases, issuances and settlements	(2,568)	6,040	3,472
Transfers in/out	(235)	—	(235)

Balance at June 30, 2008	$78,149	$7,606	$85,755

(a)	Unrealized and realized gains and losses included in earnings are reported in sales.
(b)	Regulatory liabilities include changes in the fair value of a fuel supply contract and a capacity sale contract.

	Energy Marketing Contracts, net	Nuclear Decommissioning Trust	Net Balance
	(In Thousands)
Balance at January 1, 2008	$41,141	$1,251	$42,392
Total realized and unrealized gains (losses) included in:
Earnings (a)	(9,905)	—	(9,905)
Regulatory liabilities (b)	52,298	—	52,298
Purchases, issuances and settlements	(5,150)	6,355	1,205
Transfers in/out	(235)	—	(235)

Balance at June 30, 2008	$78,149	$7,606	$85,755

(a)	Unrealized and realized gains and losses included in earnings are reported in sales.
(b)	Regulatory liabilities include changes in the fair value of a fuel supply contract and a capacity sale contract.

A portion of the gains and losses contributing to changes in net assets on the above table is unrealized. The following table summarizes the unrealized gains and losses we recognized during the quarter attributed to level 3 assets and liabilities still held at June 30, 2008.

Energy Marketing Contracts, net
(In Thousands)
Total unrealized gains (losses) included in:
Earnings	$(5,031)
Regulatory liabilities (a)	26,056

Total	$21,025

(a)	Regulatory liabilities include changes in the fair value of a fuel supply contract and a capacity sale contract.

The following table summarizes the unrealized gains and losses we recognized during the six months ended June 30, 2008, attributed to level 3 assets and liabilities still held at June 30, 2008.

Energy Marketing Contracts, net
(In Thousands)
Total unrealized gains (losses) included in:
Earnings	$(6,251)
Regulatory liabilities (a)	50,058

Total	$43,807

(a)	Regulatory liabilities include changes in the fair value of a fuel supply contract and a capacity sale contract.

4. RATE MATTERS AND REGULATION

FERC Proceedings

Request for Change in Transmission Rates

On March 24, 2008, the Federal Energy Regulatory Commission (FERC) granted our request to increase the allowed rate of return on equity (ROE) incorporated in our formula transmission rate by 50 basis points to a rate of 11.3% due to our participation in the Southwest Power Pool (SPP). Another change we proposed was to include our anticipated transmission capital expenditures for the current year in our formula transmission rate, subject to a true up the following year. The recovery of our estimated costs is being addressed through a hearing and settlement process that began in May 2008. Both changes went into effect June 1, 2008, with the second item subject to the outcome of the hearing and settlement process.

On March 24, 2008, FERC issued an order that granted our requested incentives of an additional 100 basis points above the base allowed ROE and a 15-year accelerated recovery for an approximately 100 mile, 345 kilovolt (kV) transmission line that will run from near Wichita, Kansas, to near Salina, Kansas. We estimate the line will cost approximately $150.0 million.

On November 6, 2007, we filed applications with FERC that proposed the use of a consolidated capital structure in our formula transmission rate. On December 19, 2007, FERC issued an order accepting this change. On January 28, 2008, we filed applications with FERC requesting that this change be effective June 1, 2007. On April 3, 2008, FERC granted our request. At June 30, 2008, we had recorded a $5.6 million refund obligation related to this matter, which includes the amount we have collected since June 1, 2007, plus interest on that amount.

KCC Proceedings

Changes in Rates

On June 26, 2008, the Kansas Corporation Commission (KCC) issued an order directing us to file tariffs to implement a transmission delivery charge (TDC). The TDC unbundles our transmission costs from base rates and provides for recovery of these costs from our retail customers through a separate charge. The TDC can be adjusted periodically to reflect changes in transmission costs. On July 1, 2008, the initial TDC was established on a revenue neutral basis reflecting transmission costs ultimately approved in our most recent general rate case. On July 3, 2008, we filed a request with the KCC to adjust the TDC to include transmission costs currently approved by FERC and attributable to the retail portion of our transmission service. We expect the KCC to issue an order on our request by early September 2008.

We filed an application with the KCC on May 28, 2008, to review and increase retail rates by $177.6 million per year. The primary drivers for this rate increase request are our acquisition and investment in natural gas and wind generation facilities, costs attributable to the 2007 ice storm, higher operating costs, and an update of our capital structure and capital costs. We expect the KCC to issue an order on our rate request by January 23, 2009.

5. DEBT FINANCINGS

On May 15, 2008, we issued $150.0 million principal amount of first mortgage bonds in a private placement transaction with $50.0 million of the principal amount bearing interest at 6.15% and maturing on May 15, 2023, and $100.0 million bearing interest at 6.64% and maturing on May 15, 2038. Proceeds of this private placement were used to repay borrowings under Westar Energy’s revolving credit facility, with those borrowed amounts principally related to investments in capital equipment, as well as for working capital and general corporate purposes.

On January 11, 2008, we filed a request with FERC for authority to issue short-term securities and to pledge KGE mortgage bonds in order to increase our revolving credit facility to $750.0 million. On February 15, 2008, FERC granted our request and on February 22, 2008, a syndicate of banks participating in Westar Energy’s credit facility increased their commitments to $750.0 million in the aggregate. Effective February 22, 2008, $730.0 million of the commitments of the lenders under the revolving credit facility terminate on March 17, 2012. The remaining $20.0 million of the commitments terminate on March 17, 2011. Subject to lender participation we have the right, so long as there is no default or event of default under the revolving credit facility, to annually request one-year extensions of the credit facility. We are limited to five such requests during the term of the facility.

In December 2007, we entered into an equipment financing loan agreement with a term of 36 months to finance the cost of certain computer equipment purchased in 2007. In January 2008, we increased the size of this loan by $2.1 million to $3.9 million for equipment purchases made in 2008.

6. INCOME TAXES AND TAXES OTHER THAN INCOME TAXES

We recorded income tax expense of $2.7 million with an effective income tax rate of 31% for the three months ended June 30, 2008, and income tax expense of $9.6 million with an effective income tax rate of 23% for the same period of 2007; and an income tax net benefit of $15.6 million with an effective income tax rate of negative 30% for the six months ended June 30, 2008, and income tax expense of $21.6 million with an effective income tax rate of 26% for the same period of 2007. The increase in the effective income tax rate for the three months ended June 30, 2008, is due to a decrease in the utilization of capital loss and net operating loss carryforwards. The decrease in the effective income tax rate for the six months ended June 30, 2008, was due primarily to the recognition of previously unrecognized tax benefits during the first quarter of 2008 as discussed below.

The Internal Revenue Service (IRS) has examined our federal income tax returns for the years 1995 through 2002. In December 2007, we tentatively reached a settlement with the IRS Office of Appeals on issues principally involved with the method used to capitalize overheads to electric plant. This settlement, which was approved by the Joint Committee on Taxation and accepted by the IRS in February 2008, resulted in a first quarter 2008 net earnings benefit of approximately $39.4 million, including interest, due to the recognition of previously unrecognized tax benefits.

In April 2008, we received an examination report from the IRS asserting a deficiency of $0.3 million in federal income taxes with respect to its examination of our federal income tax returns for years 2003 and 2004. In its examination report, the IRS did not approve our request to change the original federal income tax characterization of the loss we incurred in 2004 on the sale of Protection One, Inc. from a capital loss to an ordinary loss. The characterization of the loss as capital or ordinary affects our ability to carry back and carry forward the loss to tax years in which the loss can be deducted. We have filed a protest with the IRS Office of Appeals to pursue the re-characterization of the loss; however, we do not expect any such appeal to be completed by the end of 2008. We have extended the statute of limitations for these years until March 31, 2009.

At December 31, 2007, the liability related to unrecognized tax benefits was $70.8 million. During the first quarter, we recognized $28.7 million of unrecognized tax benefits due to the completion of the IRS examination of years 1995 through 2002. At June 30, 2008, the liability related to unrecognized tax benefits was $40.1 million. Included in this unrecognized tax benefits balance were $1.3 million (net of tax) of tax positions, which if recognized, would favorably impact our effective income tax rate.

At June 30, 2008, and December 31, 2007, we had $2.6 million and $13.5 million, respectively, accrued for interest on our liability related to unrecognized tax benefits. The decrease from $13.5 million at December 31, 2007, to $2.6 million at June 30, 2008, was attributable to the reduction in the liability related to unrecognized tax benefits. There were no penalties accrued at June 30, 2008, or December 31, 2007.

As of June 30, 2008, and December 31, 2007, we maintained reserves of $3.3 million and $5.2 million, respectively, for probable assessments of taxes other than income taxes.

7. COMMITMENTS AND CONTINGENCIES

Environmental Projects

We have identified the potential for us to make up to $1.2 billion of capital expenditures at our power plants for environmental air emissions projects during the next eight to ten years. This estimate could materially increase or decrease depending on the timing and the nature of required investments, the specific outcomes resulting from interpretation of existing regulations, new regulations, legislation and the resolution of the Environmental Protection Agency (EPA) New Source Review Investigation (NSR Investigation) described below. In addition to the capital investment, in the event we install new equipment as a result of the NSR Investigation, such equipment may cause us to incur significant increases in annual operating and maintenance expense and may reduce net production from our power plants. The degree to which we will need to reduce emissions and the timing of when such emissions controls may be required is uncertain. In addition, the availability of materials, equipment and contractors may affect the timing and ultimate amount of these capital investments.

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

On March 15, 2005, the EPA issued the Clean Air Mercury Rule. The rule caps permanently, and seeks to reduce, the amount of mercury that may be emitted from coal-fired power plants. The rule requires implementation of reductions in two phases, the first starting in 2010. We received an allocation of mercury emission allowances pursuant to the rule. Preliminary testing indicates that the expected allocation of allowances will be insufficient to allow us to operate our coal-fired units in compliance with the first phase requirements of the rule. If the allocated allowances are insufficient, we may need to purchase allowances in the market, install additional equipment or take other actions to reduce our mercury emissions to comply with the Clean Air Mercury Rule. However, on February 8, 2008, the U.S. District Court of Appeals for the District of Columbia vacated the Clean Air Mercury Rule. While the ultimate impact of this ruling on our operations is currently unknown, we believe that mercury emissions controls may be required in the future and that the costs to comply with these requirements may be material.

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

We have been in discussions with the EPA and the Department of Justice (DOJ) concerning this matter in an attempt to reach a settlement. We expect that any settlement, if reached, could require us to update or install emissions controls at Jeffrey Energy Center. Additionally, we might be required to update or install emissions controls at our other coal-fired plants, pay fines or penalties or take other remedial action. If settlement discussions fail, DOJ may consider whether to pursue an enforcement action against us in federal district court. Our ultimate costs to resolve the NSR Investigation could be material. We believe that costs related to updating or installing emissions controls would qualify for recovery in the prices we are allowed to charge our customers. If, however, a penalty is assessed against us, the penalty could be material and may not be recovered in rates. We are not able to estimate the possible loss or range of loss at this time.

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

As of June 30, 2008, we had accrued liabilities totaling $75.2 million for compensation not yet paid to Mr. Wittig and Mr. Lake under various agreements and plans. The compensation includes RSU awards, deferred vested shares, deferred RSU awards, deferred vested stock for compensation, executive salary continuation plan benefits, potential obligations related to the cash received for Guardian International, Inc. preferred stock, and, in the case of Mr. Wittig, benefits arising from a life insurance agreement. The amount of our obligation to Mr. Wittig related to the life insurance agreement is subject to adjustment at the end of each quarter based on the total return to our shareholders from the date of that agreement. The total return considers the change in our stock price and accumulated dividends. These compensation-related accruals are included in long-term liabilities on the consolidated balance sheets with a portion recorded as a component of paid in capital. The amount accrued will increase annually for future dividends on deferred RSU awards and increases in amounts that may be due under the executive salary continuation plan.

In addition, through June 30, 2008, we have accrued $7.3 million for legal fees and expenses incurred by Mr. Wittig and Mr. Lake that are recorded in accounts payable on our consolidated balance sheets. These legal fees and expenses were incurred by Mr. Wittig and Mr. Lake in the defense of the criminal charges filed by the United States Attorney’s Office and the subsequent appeal of convictions on these charges. We have filed lawsuits against Mr. Wittig and Mr. Lake claiming that the legal fees and expenses they have incurred are unreasonable and excessive and we have asked the courts to determine the amount of the legal fees and expenses that were reasonably incurred and which we have an obligation to pay, as well as the amount of the legal fees and expenses that we have an obligation to advance in the future. The U.S. District Court in the lawsuit against Mr. Lake ordered us to pay approximately $3.2 million of the past unpaid fees and expenses and directed us to advance future fees and expenses related to the retrial on a current basis at counsel’s customary hourly rates. We appealed this order to the U.S. Tenth Circuit Court of Appeals and asked for a stay of the portion of the order related to the payment of past unpaid fees and expenses. On October 18, 2007, the U.S. Tenth Circuit Court of Appeals denied our request for a stay of the portion of the order related to the payment of past unpaid fees and expenses. Pursuant to the District Court’s order, we have paid approximately $3.2 million of Mr. Lake’s past unpaid fees and expenses. The issues on appeal other than our request for a stay remain pending before the U.S. Tenth Circuit Court of Appeals where oral arguments have been scheduled for September 24, 2008. The lawsuit against Mr. Wittig is pending in Shawnee County, Kansas District Court. A special master appointed by the District Court submitted a report in November 2007 finding that $2.5 million of the legal fees and expenses previously incurred by Mr. Wittig for which he was seeking advancement were reasonable and should be paid by us. On July 15, 2008, the District Court held that only $1.7 million of the legal fees and expenses previously incurred by Mr. Wittig for which he was seeking advancement were reasonable and directed us to pay these amounts without undue delay. The District Court has not yet ruled on a breach of contract claim in which we assert that we have already advanced an amount on behalf of Mr. Wittig that exceeds an amount which is reasonable under Kansas law. We expect to incur substantial additional expenses for legal fees and expenses that will be incurred by Mr. Wittig and Mr. Lake, but are unable to estimate the amount for which we may ultimately be responsible.

10. INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

The following table summarizes the net periodic costs for our pension and post-retirement benefit plans.

	Pension Benefits		Post-retirement Benefits
Three Months Ended June 30,	2008	2007	2008	2007
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$2,570	$2,395	$375	$396
Interest cost	8,977	8,082	2,004	1,825
Expected return on plan assets	(10,063)	(9,642)	(1,063)	(857)
Amortization of unrecognized:
Transition obligation, net	—	—	983	983
Prior service costs/(benefits)	636	633	353	(104)
Actuarial loss, net	2,085	1,907	351	457

Net periodic cost	$4,205	$3,375	$3,003	$2,700

	Pension Benefits		Post-retirement Benefits
Six Months Ended June 30,	2008	2007	2008	2007
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$5,140	$4,790	$750	$792
Interest cost	17,954	16,163	4,008	3,649
Expected return on plan assets	(20,125)	(19,283)	(2,126)	(1,714)
Amortization of unrecognized:
Transition obligation, net	—	—	1,966	1,966
Prior service costs/(benefits)	1,272	1,267	706	(208)
Actuarial loss, net	4,170	3,813	702	915

Net periodic cost	$8,411	$6,750	$6,006	$5,400

11. WOLF CREEK INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

As a co-owner of Wolf Creek, KGE is indirectly responsible for 47% of the liabilities and expenses associated with the Wolf Creek pension and post-retirement plans. The following table summarizes the net periodic costs for KGE’s 47% share of the Wolf Creek pension and post-retirement benefit plans.

	Pension Benefits		Post-retirement Benefits
Three Months Ended June 30,	2008	2007	2008	2007
	(In Thousands)
Components of Net Periodic Cost:
Service cost	$866	$882	$44	$58
Interest cost	1,423	1,203	130	110
Expected return on plan assets	(1,177)	(1,051)	—	—
Amortization of unrecognized:
Transition obligation, net	14	14	14	13
Prior service costs	14	14	—	—
Actuarial loss, net	438	472	61	49

Net periodic cost	$1,578	$1,534	$249	$230

	Pension Benefits		Post-retirement Benefits
Six Months Ended June 30,	2008	2007	2008	2007
	(In Thousands)
Components of Net Periodic Cost:
Service cost	$1,710	$1,719	$101	$117
Interest cost	2,840	2,348	259	218
Expected return on plan assets	(2,353)	(2,050)	—	—
Amortization of unrecognized:
Transition obligation, net	28	28	28	28
Prior service costs	28	29	—	—
Actuarial loss, net	848	925	116	96
Curtailments, settlements and special term benefits	—	1,486	—	259

Net periodic cost	$3,101	$4,485	$504	$718

In January 2007, Wolf Creek Nuclear Operating Corporation offered a selective retirement incentive to certain employees. The incentive increased the pension benefit for eligible employees who elected retirement. This resulted in $1.5 million in additional pension benefits and $0.3 million in additional post-retirement benefits for the six months ended June 30, 2007.

12. COMMON STOCK ISSUANCE

On June 30, 2008, we completed our forward equity sale agreement by delivering 3.0 million shares of our common stock and receiving proceeds of $73.0 million. Previously, on February 7, 2008, we delivered 2.1 million shares and received proceeds of $50.0 million as partial settlement of the forward sale agreement. We used the proceeds to repay borrowings under Westar Energy’s revolving credit facility, with those borrowed amounts principally related to our investments in capital equipment, as well as for working capital and general corporate purposes.

On May 29, 2008, we entered into an underwriting agreement with Citigroup Global Markets, Inc., Banc of America Securities LLC and UBS Securities relating to the offer and sale of 6.0 million shares of the company’s common stock. On June 4, 2008, we issued all 6.0 million shares and received $140.6 million in total proceeds, net of underwriting discounts and fees related to the offering. We used the proceeds to repay borrowings under Westar Energy’s revolving credit facility, with those borrowed amounts principally related to our investments in capital equipment, as well as for working capital and general corporate purposes.

In the period January 1, 2008, through June 30, 2008, we also sold 1.1 million shares for $26.7 million, net of commission, under an agreement with a sales agent. We used the proceeds to repay borrowings under Westar Energy’s revolving credit facility, with those borrowed amounts principally related to our investments in capital equipment, as well as for working capital and general corporate purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We are the largest electric utility in Kansas. We produce, transmit and sell electricity at retail in Kansas and at wholesale in a multi-state region in the central United States under the regulation of the KCC and the FERC.

In Management’s Discussion and Analysis, we discuss our general financial condition, significant changes that occurred during 2008 and our operating results for the three and six months ended June 30, 2008 and 2007. As you read Management’s Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

SUMMARY OF SIGNIFICANT ITEMS

Recognition of Previously Unrecognized Tax Benefits

In December 2007, we reached a tentative settlement with the IRS Office of Appeals on issues principally involved with the method used to capitalize overheads to electric plant for years 1995 through 2002. This settlement, which was approved by the Joint Committee on Taxation and accepted by the IRS in February 2008, resulted in a first quarter 2008 net earnings benefit of approximately $39.4 million, including interest, due to the recognition of previously unrecognized tax benefits. The recognition of these previously unrecognized tax benefits resulted in earnings of $0.40 per share for the six months ended June 30, 2008.

Decrease in Income from Operations

Income from operations decreased $35.7 million or 51% during the three months ended June 30, 2008, compared to the same period last year. Income from operations decreased $51.9 million or 37% during the six months ended June 30, 2008, compared to the same period last year. In both periods, there were decreases in energy marketing and additional planned maintenance outages at our base load plants that were extended compared to the same periods last year. The additional planned maintenance outages required us to use more expensive fuel and to incur additional purchased power expense. In addition, this resulted in less power being available for sale in the wholesale markets and reduced margins on power sold, notwithstanding higher prevailing market prices. Margins on market-based wholesale sales decreased $12.0 million or 66% during the three months ended June 30, 2008, compared to the same period last year, and decreased $22.2 million or 49% during the six months ended June 30, 2008, compared to the same period last year. While increases in the cost of fuel and purchased power generally are fully recoverable in the RECA applicable to our retail sales, we provide power to a few large industrial customers under contracts to which the RECA does not apply. Margins on sales to customers under these contracts were approximately $6.4 million lower for the three months ended June 30, 2008, than for the same period last year, and approximately $8.1 million lower for the six months ended June 30, 2008, than for the same period last year. Effective July 1, 2008, one of the larger industrial customers, which accounted for approximately 65% of sales under these contracts, is now under a new contract that incorporates the RECA mechanism. The remainder of these contracts will expire by the end of 2009.

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

From December 31, 2007 through June 30, 2008, we have not experienced any significant changes in our critical accounting estimates. For additional information, see our 2007 Form 10-K.

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

Market-based wholesale: Includes: (i) sales of energy to wholesale customers, the rates for which are generally based on prevailing market prices as allowed by FERC approved market-based tariffs, or where not permitted, rates are based on incremental cost plus a permitted margin and (ii) changes in valuations for contracts that have yet to settle, the sales of which will be recorded as market-based wholesale.

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

Three Months Ended June 30, 2008, Compared to Three Months Ended June 30, 2007

Below we discuss our operating results for the three months ended June 30, 2008, compared to the results for the three months ended June 30, 2007. Changes in results of operations are as follows.

	Three Months Ended June 30,
	2008	2007	Change	% Change
	(In Thousands, Except Per Share Amounts)
SALES:
Residential	$123,350	$111,897	$11,453	10.2
Commercial	129,836	118,046	11,790	10.0
Industrial	76,303	70,224	6,079	8.7
Other retail	1,579	(14,197)	15,776	111.1

Total Retail Sales	331,068	285,970	45,098	15.8
Tariff-based wholesale	62,243	52,544	9,699	18.5
Market-based wholesale	25,503	38,084	(12,581)	(33.0)
Energy marketing	738	9,167	(8,429)	(91.9)
Transmission (a)	25,554	23,266	2,288	9.8
Other	6,113	6,147	(34)	(0.6)

Total Sales	451,219	415,178	36,041	8.7

OPERATING EXPENSES:
Fuel and purchased power	191,355	131,348	60,007	45.7
Operating and maintenance	130,966	122,056	8,910	7.3
Depreciation and amortization	49,605	48,052	1,553	3.2
Selling, general and administrative	44,254	42,960	1,294	3.0

Total Operating Expenses	416,180	344,416	71,764	20.8

INCOME FROM OPERATIONS	35,039	70,762	(35,723)	(50.5)

OTHER INCOME (EXPENSE):
Investment earnings	1,788	2,534	(746)	(29.4)
Other income	4,343	1,820	2,523	138.6
Other expense	(2,327)	(2,359)	32	1.4

Total Other Income	3,804	1,995	1,809	90.7

Interest expense	30,311	30,419	(108)	(0.4)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	8,532	42,338	(33,806)	(79.8)
Income tax expense	2,687	9,630	(6,943)	(72.1)

NET INCOME	5,845	32,708	(26,863)	(82.1)
Preferred dividends	242	242	—	—

EARNINGS AVAILABLE FOR COMMON STOCK	$5,603	$32,466	$(26,863)	(82.7)

BASIC EARNINGS PER SHARE	$0.06	$0.36	$(0.30)	(83.3)

(a)	Transmission: Includes an SPP network transmission tariff. For the three months ended June 30, 2008, our SPP network transmission costs were $21.5 million. This amount, less $2.7 million that was retained by the SPP as administration cost, was returned to us as revenue. For the three months ended June 30, 2007, our SPP network transmission costs were $20.2 million with an administration cost of $2.9 million retained by the SPP.

The following table reflects changes in electric sales volumes, as measured by thousands of megawatt hours (MWh) of electricity. No sales volumes are shown for energy marketing, transmission or other. Energy marketing activities, generally, are unrelated to electricity we generate.

	Three Months Ended June 30,
	2008	2007	Change	% Change
	(Thousands of MWh)
Residential	1,456	1,411	45	3.2
Commercial	1,888	1,878	10	0.5
Industrial	1,457	1,458	(1)	(0.1)
Other retail	22	22	—	0.0

Total Retail	4,823	4,769	54	1.1
Tariff-based wholesale	1,454	1,550	(96)	(6.2)
Market-based wholesale	450	800	(350)	(43.8)

Total	6,727	7,119	(392)	(5.5)

Retail sales were $45.1 million higher for the three months ended June 30, 2008. Residential, commercial and industrial sales increased a combined $29.3 million primarily because higher fuel costs were billed through the RECA. A portion of the increase was due to slightly increased customer demand and the effect of warmer weather. When measured by cooling degree days, the weather during 2008 was 5% warmer than during 2007. The $15.8 million change in other retail sales is due primarily to decreases in refund obligations compared to the same period last year.

Tariff-based wholesale sales were $9.7 million higher than last year attributable principally to a 26% higher average price per MWh for these sales compared to the same period last year. The higher average price per MWh is the result of our having recovered higher fuel costs through our tariffs. Partially offsetting this increase was a 6% decrease in sales volumes due primarily to wholesale municipality contracts that expired.

Market-based wholesale sales decreased $12.6 million compared to last year due principally to a 44% decrease in sales volumes. Reduced sales volumes were principally due to extended maintenance outages at some of our lower cost base load plants. Our remaining available higher cost plants were less competitive in the wholesale markets. Partially offsetting this decrease were 44% higher average market prices for these sales compared to the same period last year.

Energy marketing decreased $8.4 million compared to the previous year due primarily to the need to focus resources toward serving our retail customers during our extended spring outages. Energy marketing was also adversely impacted by changes in the relationships of prices among energy products historically traded, the continuing maturation of the energy markets in which we participate and the recognition of a $3.2 million customer refund obligation. Based on year-to-date results and existing trends, we anticipate that energy marketing sales for the year ended December 31, 2008, may be significantly lower compared to the year ended December 31, 2007.

Fuel and purchased power expense increased $60.0 million during the three months ended June 30, 2008, when compared to the same period last year. The change in fuel and purchased power expense is attributable to the volumes of power we produced and purchased, prevailing market prices and contract provisions that allow for price changes. Fuel expense increased $24.1 million due primarily to a 39% increase in the cost of fuel offset by a 13% decrease in the volume of fuel used. Some of our plants that use the least expensive fuels (i.e. uranium and coal) were not producing at times due to maintenance outages. As a result, we had the choice of either producing the needed volumes at plants that are more expensive to operate or acquiring those volumes from others. Generally, purchasing power from others was the more economical alternative, and as a result, our purchased power expense increased $35.9 million, reflecting a 112% increase in such volumes.

Operating and maintenance expense increased $8.9 million compared to last year. This was due primarily to higher power plant maintenance costs of $6.3 million and a $1.4 million increase in SPP network transmission costs, which are in large part offset by higher transmission revenues.

Other income increased $2.5 million compared to last year due primarily to recording $3.8 million of equity AFUDC for the three months ended June 30, 2008. We recorded $0.7 million of equity AFUDC for the same period last year.

Income tax expense decreased $6.9 million compared to last year due primarily to decreased income from operations before income taxes.

Six Months Ended June 30, 2008, Compared to Six Months Ended June 30, 2007

Below we discuss our operating results for the six months ended June 30, 2008, compared to the results for the six months ended June 30, 2007. Changes in results of operations are as follows.

	Six Months Ended June 30,
	2008	2007	Change	% Change
	(In Thousands, Except Per Share Amounts)
SALES:
Residential	$231,575	$215,176	$16,399	7.6
Commercial	225,745	209,149	16,596	7.9
Industrial	140,382	129,593	10,789	8.3
Other retail	1,462	(15,084)	16,546	109.7

Total Retail Sales	599,164	538,834	60,330	11.2
Tariff-based wholesale	118,266	93,731	24,535	26.2
Market-based wholesale	72,659	81,652	(8,993)	(11.0)
Energy marketing	3,693	14,430	(10,737)	(74.4)
Transmission (a)	51,764	44,766	6,998	15.6
Other	12,500	12,071	429	3.6

Total Sales	858,046	785,484	72,562	9.2

OPERATING EXPENSES:
Fuel and purchased power	337,804	234,757	103,047	43.9
Operating and maintenance	246,984	229,645	17,339	7.6
Depreciation and amortization	98,501	93,771	4,730	5.0
Selling, general and administrative	85,910	86,604	(694)	(0.8)

Total Operating Expenses	769,199	644,777	124,422	19.3

INCOME FROM OPERATIONS	88,847	140,707	(51,860)	(36.9)

OTHER INCOME (EXPENSE):
Investment earnings	84	3,862	(3,778)	(97.8)
Other income	10,160	2,228	7,932	356.0
Other expense	(6,661)	(6,407)	(254)	(4.0)

Total Other Income (Expense)	3,583	(317)	3,900	(b )

Interest expense	41,001	55,864	(14,863)	(26.6)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	51,429	84,526	(33,097)	(39.2)
Income tax (benefit) expense	(15,552)	21,643	(37,195)	(171.9)

NET INCOME	66,981	62,883	4,098	6.5
Preferred dividends	485	485	—	—

EARNINGS AVAILABLE FOR COMMON STOCK	$66,496	$62,398	$4,098	6.6

BASIC EARNINGS PER SHARE	$0.67	$0.70	$(0.03)	(4.3)

(a)	Transmission: Includes an SPP network transmission tariff. For the six months ended June 30, 2008, our SPP network transmission costs were $44.0 million. This amount, less $5.8 million that was retained by the SPP as administration cost, was returned to us as revenue. For the six months ended June 30, 2007, our SPP network transmission costs were $39.0 million with an administration cost of $5.7 million retained by the SPP.
(b)	Change greater than 1000%

The following table reflects changes in electric sales volumes, as measured by thousands of megawatt hours (MWh) of electricity. No sales volumes are shown for energy marketing, transmission or other. Energy marketing activities, generally, are unrelated to electricity we generate.

	Six Months Ended June 30,
	2008	2007	Change	% Change
	(Thousands of MWh)
Residential	3,046	2,948	98	3.3
Commercial	3,553	3,520	33	0.9
Industrial	2,851	2,822	29	1.0
Other retail	45	46	(1)	(2.2)

Total Retail	9,495	9,336	159	1.7
Tariff-based wholesale	3,118	2,885	233	8.1
Market-based wholesale	1,358	1,847	(489)	(26.5)

Total	13,971	14,068	(97)	(0.7)

Retail sales were $60.3 million higher for the six months ended June 30, 2008. Residential, commercial and industrial sales increased a combined $43.8 million primarily because higher fuel costs were billed through the RECA. A portion of the increase was due to slightly increased customer demand and favorable weather. The $16.5 million change in other retail sales is due primarily to decreases in refund obligations.

Tariff-based wholesale sales were $24.5 million higher than last year attributable principally to a 17% higher average price per MWh for these sales compared to the same period last year. The higher average price per MWh is the result of our having recovered higher fuel costs through our tariffs. Also contributing to the increase was an 8% increase in sales volumes principally due to a long-term sale agreement we entered into on April 1, 2007, with another utility.

Market-based wholesale sales decreased $9.0 million compared to last year due principally to a 27% decrease in sales volumes. Reduced sales volumes were due principally to extended maintenance outages at some of our lower cost base load plants. Our remaining available higher cost plants were less competitive in the wholesale markets. Partially offsetting this decrease were 25% higher average market prices for these sales compared to the same period last year.

Energy marketing decreased $10.7 million compared to the previous year due primarily to the need to focus resources toward serving our retail customers during our extended spring outages. Energy marketing was also adversely impacted by changes in the relationships of prices among energy products historically traded, the continuing maturation of the energy markets in which we participate and the recognition of a $3.2 million customer refund obligation. Based on year-to-date results and existing trends, we anticipate that energy marketing sales for the year ended December 31, 2008, may be significantly lower compared to the year ended December 31, 2007.

Fuel and purchased power expense increased $103.0 million during the six months ended June 30, 2008, when compared to the same period last year. The change in fuel and purchased power expense is attributable to the volumes of power we produced and purchased, prevailing market prices and contract provisions that allow for price changes. Fuel expense increased $48.7 million due primarily to a 32% increase in the cost of fuel. Some of our plants that use the least expensive fuels (i.e. uranium and coal) were not producing at times due to maintenance outages. As a result, we had the choice of either producing the needed volumes at plants that are more expensive to operate or acquiring those volumes from others. Generally, purchasing power from others was the more economical alternative, and as a result, our purchased power expense increased $54.4 million, reflecting a 117% increase in such volumes.

Operating and maintenance expense increased $17.3 million compared to last year. This was due primarily to higher power plant maintenance costs of $9.0 million and a $5.0 million increase in SPP network transmission costs, which are in large part recovered through higher transmission revenues.

Depreciation and amortization expense increased $4.7 million compared to last year. This was due principally to depreciation expense associated with a higher plant balance including the capital lease resulting from the purchase of an 8% leasehold interest in Jeffrey Energy Center on April 1, 2007.

Investment earnings decreased $3.8 million compared to last year due primarily to our having a $0.1 million gain on investments held in a trust used to fund executive retirement benefits for the six months ended June 30, 2008. We recorded a $3.3 million gain on these investments for the same period of the prior year.

Other income increased $7.9 million compared to last year due primarily to recording $9.2 million of equity AFUDC for the six months ended June 30, 2008. We recorded $0.7 million of equity AFUDC for the same period last year.

Interest expense decreased $14.9 million compared to last year due primarily to the reversal of $17.8 million of accrued interest associated with uncertain tax liabilities. This decrease was partially offset by the interest on additional debt issued to fund capital equipment.

Income tax expense decreased $37.2 million compared to last year due primarily to the recognition of $28.7 million of previously unrecognized tax benefits during the first quarter of 2008.

FINANCIAL CONDITION

Below we discuss significant balance sheet changes as of June 30, 2008, compared to December 31, 2007.

Inventory and supplies increased $19.1 million due primarily to a $15.5 million increase in coal inventory that resulted principally from our having continued to receive scheduled deliveries during the maintenance outages at our base load coal plants.

The fair market value of net energy marketing contracts increased $33.9 million to $75.4 million at June 30, 2008. This was due primarily to favorable changes in the market value of a fuel supply contract that was outstanding the entire period.

Prepaid expenses increased $28.0 million due primarily to a $25.8 million increase in the pre-payment of interest associated with corporate-owned life insurance (COLI) policies.

Regulatory assets, net of regulatory liabilities, decreased $16.3 million to $517.5 million at June 30, 2008, from $533.8 million at December 31, 2007. Total regulatory assets increased $28.4 million due primarily to a $23.5 million increase in net deferred future income taxes, a $13.3 million increase in fuel costs not yet recovered through the RECA, and an $11.2 million increase in amounts deferred for the Wolf Creek outage. Increases were partially offset by a $10.3 million decrease for deferred employee benefits. Total regulatory liabilities increased $44.7 million due predominately to a $44.2 million mark-to-market gain on our fuel supply contracts for Lawrence and Tecumseh Energy centers.

Long-term debt, net of current maturities, increased $150.9 million due to the issuance of $150.0 million of first mortgage bonds as discussed in detail in Note 5 of the Notes to Consolidated Financial Statements, “Debt Financings.”

Other long-term liabilities decreased $48.8 million due primarily to a $39.6 million decrease in uncertain tax liabilities and related accrued interest. See Note 6 of the Notes to Condensed Consolidated Financial Statements, “Income Taxes and Taxes Other than Income Taxes,” for additional detail on our uncertain income taxes positions.

Common stock and paid-in capital increased $297.8 million due principally to the issuance of common stock as discussed in detail in Note 12 of the Notes to Condensed Consolidated Financial Statements, “Common Stock Issuance.”

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

Capital Resources

As of June 30, 2008, Westar Energy had a $750.0 million revolving credit facility against which $179.2 million had been borrowed and an additional $61.0 million of letters of credit had been issued.

Common Stock Offering

On June 30, 2008, we completed our forward equity sale agreement by delivering 3.0 million shares of our common stock and receiving proceeds of $73.0 million. Previously, on February 7, 2008, we delivered 2.1 million shares and received proceeds of $50.0 million as partial settlement of the forward sale agreement. We used the proceeds to repay borrowings under Westar Energy’s revolving credit facility, with those borrowed amounts principally related to our investments in capital equipment, as well as for working capital and general corporate purposes.

On May 29, 2008, we entered into an underwriting agreement with Citigroup Global Markets, Inc., Banc of America Securities LLC and UBS Securities relating to the offer and sale of 6.0 million shares of the company’s common stock. On June 4, 2008, we issued all 6.0 million shares and received $140.6 million in total proceeds, net of underwriting discounts and fees related to the offering. We used the proceeds to repay borrowings under Westar Energy’s revolving credit facility, with those borrowed amounts principally related to our investments in capital equipment, as well as for working capital and general corporate purposes.

In the period January 1, 2008, through June 30, 2008, we also sold 1.1 million shares for $26.7 million, net of commission, under an agreement with a sales agent. We used the proceeds to repay borrowings under Westar Energy’s revolving credit facility, with those borrowed amounts principally related to our investments in capital equipment, as well as for working capital and general corporate purposes.

Debt Financings

As of June 30, 2008, we had $271.9 million of variable rate bonds insured by bond insurers. Interest rates payable under these bonds are set at periodic auctions. On July 31, 2008, the KCC approved our request to remarket or refund all or part of these bonds, at our discretion. We continue to monitor the credit markets and formulate our plans with respect to these bonds.

On May 15, 2008, we issued $150.0 million principal amount of first mortgage bonds in a private placement transaction with $50.0 million of the principal amount bearing interest at 6.15% and maturing on May 15, 2023, and $100.0 million bearing interest at 6.64% and maturing on May 15, 2038. Proceeds of this private placement were used to repay borrowings under Westar Energy’s revolving credit facility, with those borrowed amounts principally related to investments in capital equipment, as well as for working capital and general corporate purposes.

On January 11, 2008, we filed a request with FERC for authority to issue short-term securities and to pledge KGE mortgage bonds in order to increase our revolving credit facility to $750.0 million. On February 15, 2008, FERC granted our request and on February 22, 2008, a syndicate of banks participating in Westar Energy’s credit facility increased their commitments to $750.0 million in the aggregate. Effective February 22, 2008, $730.0 million of the commitments of the lenders under the revolving credit facility terminate on March 17, 2012. The remaining $20.0 million of the commitments terminate on March 17, 2011. Subject to lender participation we have the right, so long as there is no default or event of default under the revolving credit facility, to annually request one-year extensions of the credit facility. We are limited to five such requests during the term of the facility.

In December 2007, we entered into an equipment financing loan agreement with a term of 36 months to finance the cost of certain computer equipment purchased in 2007. In January 2008, we increased the size of this loan by $2.1 million to $3.9 million for equipment purchases made in 2008.

Cash Flows from Operating Activities

Operating activities used $2.2 million of cash in the six months ended June 30, 2008, compared with cash provided from operating activity of $62.4 million during the same period of 2007. Principal contributors to the change were: our having incurred $53.2 million of expense related to the restoration of our electrical system, which was severely damaged by an ice storm in December 2007; additional power plant maintenance outages occurring this year at our base load plants; our having paid more for fuel and purchased power this year compared to last year; and during 2008, we paid $16.4 million more for our share of Wolf Creek’s refueling outage. Offsetting these increases were additional collections from customers during 2008 due in large part to our having recovered higher fuel costs from customers through the RECA and lower income tax payments this year compared to last year.

Cash Flows used in Investing Activities

Investing activities used $438.1 million of cash in the six months ended June 30, 2008, compared with $326.1 million during the same period of 2007. Our business is capital intensive and requires significant ongoing investment in plant. We spent $429.1 million in the six months ended June 30, 2008, and $308.6 million in the same period of 2007 on additions to utility property, plant and equipment. The increase in 2008 is due primarily to environmental projects, wind generation projects and the construction of Emporia Energy Center.

Cash Flows from Financing Activities

Financing activities in the six months ended June 30, 2008, provided $443.5 million of cash compared with $251.6 million in the same period of 2007. In the six months ended June 30, 2008, proceeds from long-term debt provided $152.0 million, proceeds from the issuance of common stock provided $291.8 million and borrowings from COLI provided $61.6 million. We used cash to pay $50.5 million in dividends. In the six months ended June 30, 2007, long-term debt provided $145.5 million, borrowings from COLI provided $59.0 million and we used cash to pay $42.8 million in dividends.

Credit Ratings

Moody’s Investors Service (Moody’s), Standard & Poor’s Ratings Group (S&P) and Fitch Investors Service (Fitch) are independent credit-rating agencies that rate our debt securities. These ratings indicate each agency’s assessment of our ability to pay interest and principal when due on our securities.

In 2008 there have been no changes to these ratings, which as of July 31, 2008, are as shown in the table below.

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

OFF-BALANCE SHEET ARRANGEMENTS

From December 31, 2007, through June 30, 2008, there have been no material changes in our off-balance sheet arrangements. For additional information, see our 2007 Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

From December 31, 2007, through June 30, 2008, there have been no material changes outside the ordinary course of business in our contractual obligations and commercial commitments. For additional information, see our 2007 Form 10-K.

OTHER INFORMATION

Pension Obligation

On April 1, 2008, we made a voluntary contribution to the Westar Energy pension trust of $15.0 million.

Employees

Our current contract with Local 304 and Local 1523 of the International Brotherhood of Electrical Workers extends through June 30, 2009. The contract covered 1,327 employees as of July 31, 2008.

Fair Value of Energy Marketing and Fuel Contracts

The tables below show the fair value of energy marketing and fuel contracts outstanding as of June 30, 2008, their sources and maturity periods.

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding as of December 31, 2007	$41,502
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	(8,371)
Changes in fair value of contracts outstanding at the beginning and end of the period	49,391
Fair value of new contracts entered into during the period	(7,139)

Fair value of contracts outstanding as of June 30, 2008 (a)	$75,383

(a)	Approximately $78.3 million of the fair value of energy marketing contracts, which is comprised of a fuel supply contract and a capacity sale contract, is recognized as a regulatory liability.

The sources of the fair values of the financial instruments related to these contracts as of June 30, 2008, are summarized in the following table.

	Fair Value of Contracts at End of Period
	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity Over 5 Years
Sources of Fair Value	(In Thousands)
Prices actively quoted (futures)	$—	$—	$—	$—	$—
Prices provided by other external sources (swaps and forwards)	52,889	4,318	41,571	4,129	2,871
Prices based on option pricing models (options and other) (a)	22,494	12,977	10,806	(962)	(327)

Total fair value of contracts outstanding	$75,383	$17,295	$52,377	$3,167	$2,544

(a)	Options are priced using a series of techniques, such as the Black option pricing model.

New Accounting Pronouncements

FSP EITF 03-6-1 – Determining Whether Instruments Granted in Share-Based Payment Transaction Are Participating Securities

In June 2008, FASB released FSP No. EITF, 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 provides that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating what impact the adoption of FSP No. EITF 03-6-1 will have on our consolidated financial statements.

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

SFAS No. 157 – Fair Value Measurements

In September 2006, FASB released SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In February 2008, FASB issued FSP 157-2 which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The non-financial items subject to the deferral include assets and liabilities such as non-financial assets and liabilities assumed in a business combination, reporting units measured at fair value in a goodwill impairment test and asset retirement obligations initially measured at fair value. We adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. See Note 3, “Fair Value Measurements.”

First Phase of Electric Generation Facility Completed

We are constructing Emporia Energy Center, a new natural gas-fired power plant consisting of seven combustion turbines. The first five units comprising 310 megawatts (MW) of capacity began producing power and were declared commercially operational in the second quarter. The second phase, consisting of two generating units that should add an additional 300 MW of generating capacity, is expected to be completed next spring.

Prairie Wind Transmission, LLC

In May 2008, we and Electric Transmission America formed Prairie Wind Transmission, LLC, a joint venture company of which we own 50%. Prairie Wind Transmission is proposing to construct approximately 230 miles of 765 kV transmission facilities extending from the Wichita area west to the Dodge City area and then south-southwest to the Kansas border from Medicine Lodge. Following the receipt of necessary regulatory approvals, we plan for these facilities to be in service by the end of 2013, contingent on a number of factors, not all of which are under our control.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in commodity prices, equity instrument investment prices and interest rates. From December 31, 2007, to June 30, 2008, no significant changes occurred in our exposure to market risk. For additional information, see our 2007 Form 10-K, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material changes in our risk factors from December 31, 2007, through June 30, 2008. For additional information, see our 2007 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders on May 15, 2008. At the meeting, the holders of 86,569,279 shares voted either in person or by proxy to elect four Class III directors. Ms. Mollie H. Carter, Mr. Jerry B. Farley, Mr. Arthur B. Krause and Mr. William B. Moore were elected Class III directors to serve a term of three years.

	Votes
	For	Withheld
Mollie H. Carter	85,563,010	1,006,269
Jerry B. Farley	85,566,898	1,002,381
Arthur B. Krause	85,530,871	1,038,408
William B. Moore	85,565,028	1,004,251

The shareholders present or represented at the meeting voted for the ratification and confirmation of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2008. The result of the vote taken was as follows:

	Votes
	For	Against	Abstain
Deloitte & Touche LLP	86,002,291	316,041	250,947

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

1(a)	Underwriting Agreement between Westar Energy, Inc. and Citigroup Global Markets Inc., Banc of America Securities LLC and UBS Securities LLC, as representatives of the underwriters named therein, dated May 29, 2008 (filed as Exhibit 1.1 to the Form 8-K filed on May 30, 2008).

4(a)	Bond Purchase Agreement between Kansas Gas and Electric Company and the Purchasers named therein, dated as of May 15, 2008 (filed as Exhibit 4.1 to the Form 8-K filed on May 16, 2008).

4(b)	Fifty-First Supplemental Indenture dated as of May 15, 2008, by and among Kansas Gas and Electric Company, The Bank of New York Trust Company, N.A. and Judith L. Bartolini (filed as Exhibit 4.2 to the Form 8-K filed on May 16, 2008).

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended June 30, 2008.

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended June 30, 2008.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended June 30, 2008 (furnished and not to be considered filed as part of the Form 10-Q).

99(a)	Summary of Rate Application dated May 28, 2008 (filed as Exhibit 99.2 to the Form 8-K filed on May 28, 2008).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAR ENERGY, INC.

Date:	August 8, 2008	By:	/s/ Mark A. Ruelle
Mark A. Ruelle,
Executive Vice President and Chief Financial Officer