Form 10-Q
period 2008-09-30
WESTAR ENERGY INC /KS
filed 2008-11-07
CIK 54507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	108,290,243 shares
(Class)	(Outstanding at November 4, 2008)

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

•	amount, type and timing of capital expenditures,

•	earnings,

•	cash flow,

•	liquidity and capital resources,

•	litigation,

•	accounting matters,

•	possible corporate restructurings, acquisitions and dispositions,

•	compliance with debt and other restrictive covenants,

•	interest rates and dividends,

•	environmental matters,

•	regulatory matters,

•	nuclear operations, and

•	the overall economy of our service area and economic well-being of our customers.

What happens in each case could vary materially from what we expect because of such things as:

•	regulated and competitive markets,

•	economic and capital market conditions, including the impact of changes in interest rates and the cost and availability of capital,

•	inflation,

•	performance of our generating plants,

•	changes in accounting requirements and other accounting matters,

•	changing weather,

•	the outcome of an application for a change in rates filed with the KCC,

•	the impact of regional transmission organizations and independent system operators, including the development of market mechanisms for energy markets in which we participate,

•	the impact of economic changes and downturns in the energy industry and the market for trading wholesale energy, including counter-party performance,

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

•	the outcome of the Federal Energy Regulatory Commission investigation of our use of transmission service within the SPP,

•

the impact of changes in interest rates on pension and other post-retirement and post-employment benefit liability calculations, as well as actual and assumed investment returns on invested plan assets,

•	the impact of changes in estimates regarding our Wolf Creek Generating Station decommissioning obligation,

•	the impact of adverse changes in market conditions potentially resulting in the need for additional funding for the nuclear decommissioning and pension trusts,

•	changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown or required modification of nuclear generating facilities,

•	uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel storage and disposal,

•	homeland security considerations,

•	coal, natural gas, uranium, oil and wholesale electricity prices,

•	cost, availability and timely provision of equipment, supplies, labor and fuel we need to operate our business, and

•	other circumstances affecting anticipated operations, sales and costs.

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

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition
2007 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2007
AFUDC	Allowance for funds used during construction
COLI	Corporate-owned life insurance
DOJ	Department of Justice
ECRR	Environmental cost recovery rider
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Investors Service
Forward sale agreement	Forward equity sale agreement
FSP	FASB Staff Position
GAAP	Generally Accepted Accounting Principles
IRS	Internal Revenue Service
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
KGE	Kansas Gas and Electric Company
kV	Kilovolts
Lehman Brothers	Lehman Brothers Commercial Paper, Inc.
Moody’s	Moody’s Investors Service
MW	Megawatts
MWh	Megawatt hours
NSR Investigation	EPA New Source Review Investigation
ONEOK	ONEOK, Inc.
OTC	Over-the-counter
RECA	Retail energy cost adjustment
ROE	Return on equity
RSUs	Restricted share units
S&P	Standard & Poor’s Ratings Group
Section 114	Section 114(a) of the Clean Air Act
SPP	Southwest Power Pool
SFAS	Statement of Financial Accounting Standards
TDC	Transmission delivery charge
Wolf Creek	Wolf Creek Generating Station

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WESTAR ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,299	$5,753
Accounts receivable, net of allowance for doubtful accounts of $3,976 and $5,721, respectively	227,747	195,785
Inventories and supplies, net	198,392	192,533
Energy marketing contracts	118,532	57,702
Taxes receivable	1,476	71,111
Prepaid expenses	47,726	31,576
Regulatory assets	89,973	98,204
Other	24,639	15,015

Total Current Assets	712,784	667,679

PROPERTY, PLANT AND EQUIPMENT, NET	5,343,167	4,803,672

OTHER ASSETS:
Regulatory assets	585,932	577,256
Nuclear decommissioning trust	107,737	122,298
Energy marketing contracts	35,471	34,088
Other	193,047	190,437

Total Other Assets	922,187	924,079

TOTAL ASSETS	$6,978,138	$6,395,430

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$146,352	$558
Short-term debt	290,367	180,000
Accounts payable	188,567	278,299
Accrued taxes	65,872	47,370
Energy marketing contracts	91,112	42,641
Accrued interest	30,234	41,416
Deferred tax liabilities	3,044	2,310
Regulatory liabilities	32,531	32,932
Other	136,348	119,237

Total Current Liabilities	984,427	744,763

LONG-TERM LIABILITIES:
Long-term debt, net	1,895,250	1,889,781
Obligation under capital leases	118,547	123,854
Deferred income taxes	959,675	897,293
Unamortized investment tax credits	57,642	59,619
Deferred gain from sale-leaseback	115,401	119,522
Accrued employee benefits	259,617	283,924
Asset retirement obligations	93,171	88,711
Energy marketing contracts	259	7,647
Regulatory liabilities	122,238	108,685
Other	155,232	217,927

Total Long-Term Liabilities	3,777,032	3,796,963

COMMITMENTS AND CONTINGENCIES (see Notes 7, 8 and 9)
TEMPORARY EQUITY	3,418	5,224

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock, par value $100 per share; authorized 600,000 shares; issued and outstanding 214,363 shares	21,436	21,436
Common stock, par value $5 per share; authorized 150,000,000 shares; issued 108,186,514 shares and 95,463,180 shares, respectively	540,933	477,316
Paid-in capital	1,323,047	1,085,099
Retained earnings	327,845	264,477
Accumulated other comprehensive income, net	—	152

Total Shareholders’ Equity	2,213,261	1,848,480

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,978,138	$6,395,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,
	2008	2007
SALES	$574,853	$548,496

OPERATING EXPENSES:
Fuel and purchased power	220,140	182,686
Operating and maintenance	107,672	121,154
Depreciation and amortization	51,966	47,907
Selling, general and administrative	50,802	46,182

Total Operating Expenses	430,580	397,929

INCOME FROM OPERATIONS	144,273	150,567

OTHER INCOME (EXPENSE):
Investment loss	(2,986)	(326)
Other income	12,796	2,088
Other expense	(4,517)	(4,138)

Total Other Income (Expense)	5,293	(2,376)

Interest expense	31,920	28,864

INCOME BEFORE INCOME TAXES	117,646	119,327
Income tax expense	29,361	27,621

NET INCOME	88,285	91,706
Preferred dividends	242	242

EARNINGS AVAILABLE FOR COMMON STOCK	$88,043	$91,464

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING (See Note 2)	$0.81	$0.99

Average equivalent common shares outstanding	108,714,778	91,940,879
DIVIDENDS DECLARED PER COMMON SHARE	$0.29	$0.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
SALES	$1,432,899	$1,333,981

OPERATING EXPENSES:
Fuel and purchased power	557,944	417,442
Operating and maintenance	354,656	350,798
Depreciation and amortization	150,467	141,677
Selling, general and administrative	136,712	132,790

Total Operating Expenses	1,199,779	1,042,707

INCOME FROM OPERATIONS	233,120	291,274

OTHER INCOME (EXPENSE):
Investment (loss) earnings	(2,902)	3,536
Other income	22,956	4,316
Other expense	(11,179)	(10,545)

Total Other Income (Expense)	8,875	(2,693)

Interest expense	72,920	84,728

INCOME BEFORE INCOME TAXES	169,075	203,853
Income tax expense	13,808	49,264

NET INCOME	155,267	154,589
Preferred dividends	727	727

EARNINGS AVAILABLE FOR COMMON STOCK	$154,540	$153,862

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING (See Note 2):
Basic earnings available	$1.51	$1.71

Diluted earnings available	$1.50	$1.70

Average equivalent common shares outstanding	102,311,608	89,904,566

DIVIDENDS DECLARED PER COMMON SHARE	$0.87	$0.81

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended September 30,
	2008	2007
NET INCOME	$88,285	$91,706

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding loss on marketable securities arising during the period	—	(8)

Other Comprehensive Loss	—	(8)

COMPREHENSIVE INCOME	$88,285	$91,698

	Nine Months Ended September 30,
	2008	2007
NET INCOME	$155,267	$154,589

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding loss on marketable securities arising during the period	—	(7)

Other Comprehensive Loss	—	(7)

COMPREHENSIVE INCOME	$155,267	$154,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$155,267	$154,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150,467	141,677
Amortization of nuclear fuel	9,975	12,497
Amortization of deferred gain from sale-leaseback	(4,121)	(4,121)
Amortization of prepaid corporate-owned life insurance	8,616	10,792
Non-cash compensation	3,605	4,769
Net changes in energy marketing assets and liabilities	(5,790)	7,156
Accrued liability to certain former officers	(694)	(122)
Net deferred income taxes and credits	25,565	(29,820)
Stock based compensation excess tax benefits	(470)	(946)
Allowance for equity funds used during construction	(13,365)	(2,368)
Changes in working capital items, net of acquisitions and dispositions:
Accounts receivable, net	(31,962)	(61,975)
Inventories and supplies	(5,859)	(32,500)
Prepaid expenses and other	(47,501)	(54,828)
Accounts payable	(52,170)	24,244
Accrued taxes	84,697	17,792
Other current liabilities	(22,177)	(37,922)
Changes in other assets	11,237	30,722
Changes in other liabilities	(64,176)	29,552

Cash flows from operating activities	201,144	209,188

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(723,160)	(455,191)
Allowance for equity funds used during construction	13,365	2,368
Investment in corporate-owned life insurance	(18,720)	(18,793)
Purchase of securities within the nuclear decommissioning trust fund	(188,959)	(168,819)
Sale of securities within the nuclear decommissioning trust fund	187,879	167,816
Proceeds from investment in corporate-owned life insurance	1,732	544
Proceeds from other investments	1,081	1,003

Cash flows used in investing activities	(726,782)	(471,072)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	110,367	14,000
Proceeds from long-term debt	200,524	145,459
Retirements of long-term debt	(50,997)	(25)
Repayment of capital leases	(9,467)	(4,759)
Borrowings against cash surrender value of corporate-owned life insurance	62,525	59,874
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(2,383)	(2,089)
Stock based compensation excess tax benefits	470	946
Issuance of common stock, net	292,712	104,305
Cash dividends paid	(79,567)	(65,976)

Cash flows from financing activities	524,184	251,735

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,454)	(10,149)
CASH AND CASH EQUIVALENTS:
Beginning of period	5,753	18,196

End of period	$4,299	$8,047

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

We provide electric generation, transmission and distribution services to approximately 678,000 customers in Kansas. Westar Energy provides these services in central and northeastern Kansas, including the cities of Topeka, Lawrence, Manhattan, Salina and Hutchinson. Kansas Gas and Electric Company (KGE), Westar Energy’s wholly owned subsidiary, provides these services in south-central and southeastern Kansas, including the city of Wichita. KGE owns a 47% interest in the Wolf Creek Generating Station (Wolf Creek), a nuclear power plant located near Burlington, Kansas. Both Westar Energy and KGE conduct business using the name Westar Energy.

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

Use of Management’s Estimates

When we prepare our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, valuation of commodity contracts, depreciation, unbilled revenue, investments, valuation of our energy marketing portfolio, intangible assets, forecasted fuel costs included in our retail energy cost adjustment (RECA) billed to customers, income taxes, pension and other post-retirement and post-employment benefits, our asset retirement obligations including the decommissioning of Wolf Creek, environmental issues, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In Thousands)
Borrowed funds	$4,581	$3,532	$15,269	$9,020
Equity funds	4,165	1,655	13,365	2,368

Total	$8,746	$5,187	$28,634	$11,388

Average AFUDC Rates	6.3%	6.9%	6.4%	6.5%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:
Denominator for basic earnings per share – weighted average equivalent shares	108,714,778	91,940,879	102,311,608	89,904,566
Effect of dilutive securities:
Employee stock options	746	902	797	990
Restricted share units	428,040	491,258	447,766	520,717

Denominator for diluted earnings per share – weighted average equivalent shares	109,143,564	92,433,039	102,760,171	90,426,273

Potentially dilutive shares not included in the denominator since they are antidilutive	21,300	74,890	21,300	74,890

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2008	2007
	(In Thousands)
CASH PAID FOR:
Interest on financing activities, net of amount capitalized	$84,500	$77,745
Income taxes	710	74,900
NON-CASH INVESTING TRANSACTIONS:
Jeffrey Energy Center 8% leasehold interest	—	118,538
Other property, plant and equipment additions	70,766	45,246
NON-CASH FINANCING TRANSACTIONS:
Issuance of common stock	9,421	8,823
Capital lease for Jeffrey Energy Center 8% leasehold interest	—	118,538
Other assets acquired through capital leases	3,858	2,170

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

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We adopted the guidance effective January 1, 2008, without any material impact on our consolidated financial statements.

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

Energy marketing contracts can be exchange-traded or over-the-counter (OTC). Exchange-traded contracts typically fall within level 1 of the fair value hierarchy. At September 30, 2008, we did not have any outstanding exchange-traded futures contracts. OTC contracts are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market clearing transactions, or alternative pricing sources with reasonable levels of price transparency. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility and correlations of such inputs. Such instruments are typically classified as level 2. Certain OTC contracts trade in less liquid markets with limited pricing information and the determination of fair value for these derivatives is inherently more subjective. In these situations, management estimations are a significant input requiring a level 3 classification.

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

Trading Securities

We have debt and equity investments in a trust securing certain retirement benefits that are classified as trading securities. We record net realized and unrealized gains and losses on these securities in investment earnings on our consolidated income statement. We measure the fair values of these securities using quoted market prices or valuation models utilizing observable market data.

Recurring Fair Value Measurements

The following table presents, for each hierarchy level, our assets and liabilities that are measured at fair value as of September 30, 2008.

	Level 1	Level 2	Level 3	Total (a)
	(In Thousands)
Assets:
Energy Marketing Contracts	$—	$87,586	$66,417	$154,003
Nuclear Decommissioning Trust	64,175	34,044	7,800	106,019
Trading Securities	21,214	12,171	—	33,385

Total	$85,389	$133,801	$74,217	$293,407

Liabilities:
Energy Marketing Contracts	$—	$81,794	$9,577	$91,371

(a)	The total does not include cash and cash equivalents, which are not subject to the fair value requirements set forth in SFAS No. 157.

We do not offset the fair value of energy marketing contracts executed with the same counterparty. As of September 30, 2008, we have an obligation to return cash collateral to counterparties in the amount of $0.1 million.

The following tables provide reconciliations of assets and liabilities measured at fair value using significant level 3 inputs for the three and nine months ended September 30, 2008.

	Energy Marketing Contracts, net		Nuclear Decommissioning Trust	Net Balance
	(In Thousands)
Balance at June 30, 2008	$78,149		$7,606	$85,755
Total realized and unrealized gains (losses) included in:
Earnings (a)	6,339		—	6,339
Regulatory liabilities	(29,101	)(b)	36	(29,065)
Purchases, issuances and settlements	1,218		158	1,376
Transfers in/out	235		—	235

Balance at September 30, 2008	$56,840		$7,800	$64,640

(a)	Unrealized and realized gains and losses included in earnings are reported in sales.
(b)	Regulatory liabilities include changes in the fair value of a fuel supply contract and a capacity sale contract.

	Energy Marketing Contracts, net	Nuclear Decommissioning Trust	Net Balance
	(In Thousands)
Balance at January 1, 2008	$41,141	$1,251	$42,392
Total realized and unrealized gains (losses) included in:
Earnings (a)	(3,566)	—	(3,566)
Regulatory liabilities	23,197 (b)	36	23,233
Purchases, issuances and settlements	(3,932)	6,513	2,581

Balance at September 30, 2008	$56,840	$7,800	$64,640

(a)	Unrealized and realized gains and losses included in earnings are reported in sales.
(b)	Regulatory liabilities include changes in the fair value of a fuel supply contract and a capacity sale contract.

A portion of the gains and losses contributing to changes in net assets on the above table is unrealized. The following table summarizes the unrealized gains and losses we recognized during the quarter attributed to level 3 assets and liabilities still held at September 30, 2008.

Energy Marketing Contracts, net
(In Thousands)
Total unrealized gains (losses) included in:
Earnings	$7,536
Regulatory liabilities (a)	(26,445)

Total	$(18,909)

(a)	Regulatory liabilities include changes in the fair value of a fuel supply contract and a capacity sale contract.

The following table summarizes the unrealized gains and losses we recognized during the nine months ended September 30, 2008, attributed to level 3 assets and liabilities still held at September 30, 2008.

Energy Marketing Contracts, net
(In Thousands)
Total unrealized gains (losses) included in:
Earnings	$1,284
Regulatory liabilities (a)	23,613

Total	$24,897

(a)	Regulatory liabilities include changes in the fair value of a fuel supply contract and a capacity sale contract.

4. RATE MATTERS AND REGULATION

FERC Proceedings

Requests for Changes in Transmission Rates

On March 24, 2008, the Federal Energy Regulatory Commission (FERC) granted our request to increase the allowed rate of return on equity (ROE) incorporated in our formula transmission rate by 50 basis points to a rate of 11.3% due to our participation in the Southwest Power Pool (SPP). At the same time, FERC set for hearing another change we proposed, which was to include our anticipated transmission capital expenditures for the current year in our formula transmission rate, subject to true up. In addition to the true up, if the proposed change is approved, we expect to update our formula transmission rate each year in October to reflect changes in our projected costs and investments with corresponding changes in rates to become effective the subsequent January. We reached a settlement with all parties to this case on these unresolved matters and submitted the settlement agreement to the FERC settlement judge on September 26, 2008. The judge subsequently certified the settlement to FERC for approval and the updated formula transmission rate went into effect on October 1, 2008. We anticipate a final decision from FERC during the fourth quarter of 2008.

On March 24, 2008, FERC issued an order that granted our requested incentives of an additional 100 basis points above the base allowed ROE and a 15-year accelerated recovery for an approximately 100 mile, 345 kilovolt (kV) transmission line that will run from near Wichita, Kansas, to near Salina, Kansas. We estimate the line will cost approximately $150.0 million.

On November 6, 2007, we filed applications with FERC that proposed the use of a consolidated capital structure in our formula transmission rate. On December 19, 2007, FERC issued an order accepting this change. On January 28, 2008, we filed applications with FERC requesting that this change be effective June 1, 2007. On April 3, 2008, FERC granted our request. At September 30, 2008, we have recorded a $4.5 million refund obligation related to this matter.

KCC Proceedings

Changes in Rates

On June 26, 2008, the Kansas Corporation Commission (KCC) issued an order directing us to file tariffs to implement a transmission delivery charge (TDC). The TDC unbundles our transmission costs from base retail rates and provides for recovery of these costs from our retail customers through a separate charge. The TDC can be adjusted periodically to reflect changes in transmission costs for retail customers. On July 1, 2008, the initial TDC was established on a revenue neutral basis reflecting transmission costs ultimately approved in our most recent general rate case. On July 3, 2008, we filed a request with the KCC to adjust the TDC to include transmission costs currently approved by FERC and attributable to the retail portion of our transmission service. The KCC granted our request and it became effective on September 18, 2008. The result of this change was a $6.1 million estimated annual increase in our retail revenues.

On May 29, 2008, the KCC issued an order granting our request to revise our environmental cost recovery rider (ECRR) to include costs associated with our investment in pollution control equipment through December 2007. This change went into effect on June 1, 2008, and resulted in a $22.0 million estimated annual increase in our retail revenues.

We filed an application with the KCC on May 28, 2008, to increase retail rates by $177.6 million per year. The primary drivers for this application were investments in natural gas and wind generation facilities, costs attributable to the 2007 ice storm, higher operating costs and an update of our capital structure and capital costs. On October 27, 2008, all parties to the KCC proceeding filed an agreement with the KCC supporting a $130.0 million annual increase in our retail rates. The settlement agreement is subject to KCC approval. The KCC is required to issue an order in this proceeding by January 23, 2009.

5. DEBT FINANCINGS

As of September 30, 2008, we had $221.9 million of variable rate, tax-exempt bonds. Interest rates payable under these bonds have historically been set by auctions, which occur every 35 days. Recently, auctions for these bonds have failed, resulting in alternative index-based interest rates for these bonds of between 2% and 14%. On July 31, 2008, the KCC approved our request to remarket or refund all or part of these auction rate bonds, at our discretion. On August 26, 2008, we completed the refunding of $50.0 million of auction rate bonds at a fixed interest rate of 5.60% and a maturity date of June 1, 2031. On October 10, 2008, we completed the refunding of an additional $50.0 million of auction rate bonds at a fixed interest rate of 6.00% and a maturity date of June 1, 2031. As a result, we now have $171.9 million of variable rate auction bonds outstanding. We continue to monitor the credit markets and evaluate our options with respect to the remaining auction rate bonds.

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

Lehman Brothers Commercial Paper, Inc. (Lehman Brothers) is the participating lender with respect to a $20.0 million commitment terminating March 17, 2011. On October 5, 2008, Lehman Brothers filed for bankruptcy protection. Under terms of the credit facility, we have the right to replace Lehman Brothers should another lender or lenders be willing to replace the $20.0 million commitment. To date, we have elected not to seek a replacement lender. As a result, until such time as we seek and locate a replacement lender or lenders, the revolving credit facility is limited to $730.0 million.

In December 2007, we entered into an equipment financing loan agreement with a term of 36 months to finance the cost of certain computer equipment purchased in 2007. In January 2008, we increased the size of this loan by $2.1 million to $3.9 million for equipment purchases made in 2008.

6. INCOME TAXES AND TAXES OTHER THAN INCOME TAXES

We recorded income tax expense of $29.4 million with an effective income tax rate of 25% for the three months ended September 30, 2008, and income tax expense of $27.6 million with an effective income tax rate of 23% for the same period of 2007. We recorded income tax expense of $13.8 million with an effective income tax rate of 8% for the nine months ended September 30, 2008, and income tax expense of $49.3 million with an effective income tax rate of 24% for the same period of 2007. The increase in the effective income tax rate for the three months ended September 30, 2008, is due primarily to the utilization of a net operating loss last year. The decrease in the effective income tax rate for the nine months ended September 30, 2008, is due primarily to the recognition of previously unrecognized tax benefits during the first quarter of 2008 as discussed below.

The Internal Revenue Service (IRS) has examined our federal income tax returns for the years 1995 through 2002. In December 2007, we tentatively reached a settlement with the IRS Office of Appeals on issues principally involved with the method used to capitalize overheads to electric plant. This settlement, which was approved by the Joint Committee on Taxation and accepted by the IRS in February 2008, resulted in a first quarter 2008 net earnings benefit of approximately $39.4 million, including interest, due to the recognition of previously unrecognized tax benefits. We expect the statute of limitations for these years to close by December 31, 2008.

In April 2008, we received an examination report from the IRS asserting a deficiency of $0.3 million in federal income taxes with respect to its examination of our federal income tax returns for years 2003 and 2004. In its examination report, the IRS did not approve our request to change the original federal income tax characterization of the loss we incurred in 2004 on the sale of Protection One, Inc. from a capital loss to an ordinary loss. The characterization of the loss as capital or ordinary affects our ability to carry back and carry forward the loss to tax years in which the loss can be utilized. We have filed a protest with the IRS Office of Appeals to pursue the re-characterization of the loss. We are currently in discussions with the IRS Office of Appeals on this issue. We have extended the statute of limitations for these years until March 31, 2009.

At December 31, 2007, the liability related to unrecognized tax benefits was $70.8 million. During the first quarter, we recognized $28.7 million of unrecognized tax benefits due to the completion of the IRS examination of years 1995 through 2002. At September 30, 2008, the liability related to unrecognized tax benefits was $39.3 million. Included in this unrecognized tax benefits balance were $1.8 million (net of tax) of tax positions, which if recognized, would favorably impact our effective income tax rate.

At September 30, 2008, and December 31, 2007, we had $3.4 million and $13.5 million, respectively, accrued for interest on our liability related to unrecognized tax benefits. The decrease from $13.5 million at December 31, 2007, to $3.4 million at September 30, 2008, was attributable to the reduction in the liability related to unrecognized tax benefits. There were no penalties accrued at either September 30, 2008, or December 31, 2007.

As of September 30, 2008, and December 31, 2007, we maintained reserves of $3.4 million and $5.2 million, respectively, for probable assessments of taxes other than income taxes.

7. COMMITMENTS AND CONTINGENCIES

Environmental Projects

We have identified the potential for us to make up to $1.2 billion of capital expenditures at our power plants for environmental air emissions projects during the next eight to ten years. This estimate could materially increase or decrease depending on the timing and the nature of required investments, the specific outcomes resulting from interpretation of existing regulations, new regulations, legislation and the resolution of the Environmental Protection Agency (EPA) New Source Review Investigation (NSR Investigation) described below. In addition to the capital investment, in the event we install new equipment as a result of the NSR Investigation, such equipment may cause us to incur significant increases in annual operating and maintenance expense and may reduce net production from our power plants. The degree to which we will need to reduce emissions and the timing of when such emissions controls may be required is uncertain. In addition, our ability to access capital markets and the availability of materials, equipment and contractors may affect the timing and ultimate amount of these capital investments.

The ECRR allows for the more timely inclusion in retail rates of capital expenditures tied directly to environmental improvements, including those required by the Clean Air Act. However, increased operating and maintenance costs, other than expenses related to production-related consumables (e.g., limestone), can be recovered only through a change in base rates following a rate review.

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

Manufactured Gas Sites

We have been identified as being partially responsible for remediating a number of former manufactured gas sites located in Kansas and Missouri. We and the KDHE entered into a consent agreement in 1994 governing all future work at the Kansas sites. Under the terms of the consent agreement, we agreed to investigate and, if necessary, remediate these sites. Pursuant to an environmental indemnity agreement with ONEOK, Inc. (ONEOK), the current owner of some of the sites, ONEOK assumed total liability for remediation of seven sites, and we share liability for remediation with ONEOK for five sites. Our total liability for the five shared sites is capped at $3.8 million. We have sole responsibility for remediation with respect to three sites.

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

See also Notes 7 and 9.

9. POTENTIAL LIABILITIES TO DAVID C. WITTIG AND DOUGLAS T. LAKE

David C. Wittig, past chairman of the board, president and chief executive officer, resigned from all of his positions with us and our affiliates on November 22, 2002. On May 7, 2003, our board of directors determined that the employment of Mr. Wittig was terminated as of November 22, 2002, for cause. Douglas T. Lake, our former executive vice president, chief strategic officer and member of the board, was placed on administrative leave from all of his positions with us and our affiliates on December 6, 2002. On June 12, 2003, our board of directors terminated the employment of Mr. Lake for cause.

On June 13, 2003, we filed a demand for arbitration with the American Arbitration Association asserting claims against Mr. Wittig and Mr. Lake arising out of their previous employment with us. Mr. Wittig and Mr. Lake filed counterclaims against us in the arbitration alleging substantial damages related to the termination of their employment and the publication of the report of a special committee of our board of directors. We intend to vigorously defend against these claims. The arbitration has been stayed pending final resolution of criminal charges filed by the United States Attorney’s Office against Mr. Wittig and Mr. Lake in U.S. District Court in the District of Kansas. On September 12, 2005, a jury convicted Mr. Wittig and Mr. Lake on the charges relevant to each of them. On January 5, 2007, the U.S. Tenth Circuit Court of Appeals overturned these convictions following appeals by Mr. Wittig and Mr. Lake. On April 30, 2007, the government announced that it had decided to retry certain charges against Mr. Wittig and Mr. Lake. The retrial, previously scheduled to commence on September 9, 2008, has been indefinitely postponed pending a decision by the U.S. Tenth Circuit Court of Appeals on appeals filed by Mr. Wittig and Mr. Lake of an August 1, 2008 decision denying their motions to dismiss the pending charges. We are unable to predict the ultimate impact of this matter on our consolidated financial statements.

As of September 30, 2008, we had accrued liabilities totaling $75.7 million for compensation not yet paid to Mr. Wittig and Mr. Lake under various agreements and plans. The compensation includes RSU awards, deferred vested shares, deferred RSU awards, deferred vested stock for compensation, executive salary continuation plan benefits, potential obligations related to the cash received for Guardian International, Inc. preferred stock, and, in the case of Mr. Wittig, benefits arising from a life insurance agreement. The amount of our obligation to Mr. Wittig related to the life insurance agreement is subject to adjustment at the end of each quarter based on the total return to our shareholders from the date of that agreement. The total return considers the change in our stock price and accumulated dividends. These compensation-related accruals are included in long-term liabilities on the consolidated balance sheets with a portion recorded as a component of paid in capital. The amount accrued will increase annually for future dividends on deferred RSU awards and increases in amounts that may be due under the executive salary continuation plan.

In addition, through September 30, 2008, we have accrued $7.7 million for legal fees and expenses incurred by Mr. Wittig and Mr. Lake that are recorded in accounts payable on our consolidated balance sheets. These legal fees and expenses were incurred by Mr. Wittig and Mr. Lake in the defense of the criminal charges filed by the United States Attorney’s Office and the subsequent appeal of convictions on these charges. We have filed lawsuits against Mr. Wittig and Mr. Lake claiming that the legal fees and expenses they have incurred are unreasonable and excessive and we have asked the courts to determine the amount of the legal fees and expenses that were reasonably incurred and which we have an obligation to pay, as well as the amount of the legal fees and expenses that we have an obligation to advance in the future. The U.S. District Court in the lawsuit against Mr. Lake ordered us to pay approximately $3.2 million of the past unpaid fees and expenses and directed us to advance future fees and expenses related to the retrial on a current basis at counsel’s customary hourly rates. We appealed this order to the U.S. Tenth Circuit Court of Appeals and asked for a stay of the portion of the order related to the payment of past unpaid fees and expenses. On October 18, 2007, the U.S. Tenth Circuit Court of Appeals denied our request for a stay of the portion of the order related to the payment of past unpaid fees and expenses. Pursuant to the District Court’s order, we have paid approximately $3.2 million of Mr. Lake’s past unpaid fees and expenses. The issues on appeal other than our request for a stay remain pending before the U.S. Tenth Circuit Court of Appeals where oral argument was held on September 24, 2008. The lawsuit against Mr. Wittig is pending in Shawnee County, Kansas District Court. A special master appointed by the District Court submitted a report in November 2007 finding that $2.5 million of the legal fees and expenses previously incurred by Mr. Wittig for which he was seeking advancement were reasonable and should be paid by us. On July 15, 2008, the District Court held that only $1.7 million of the legal fees and expenses previously incurred by Mr. Wittig for which he was seeking advancement were reasonable and directed us to pay these amounts without undue delay. The District Court has not yet ruled on our motion for summary judgment related to a breach of contract claim in which we assert that we have already advanced an amount on behalf of Mr. Wittig that exceeds an amount that is reasonable under Kansas law. The District Court has also not yet ruled in a counterpart lawsuit filed by Mr. Wittig in which he claims that we have failed to advance defense costs as required by our articles of incorporation. We are advancing fees and expense related to the retrial of Mr. Wittig on a current basis at rates prevailing in the local market. We expect to incur substantial additional expenses for legal fees and expenses that will be incurred by Mr. Wittig and Mr. Lake, but are unable to estimate the amount for which we may ultimately be responsible.

10. INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

The following table summarizes the net periodic costs for our pension and post-retirement benefit plans.

	Pension Benefits		Post-retirement Benefits
Three Months Ended September 30,	2008	2007	2008	2007
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$2,436	$2,440	$334	$369
Interest cost	8,890	8,151	1,719	2,031
Expected return on plan assets	(10,123)	(9,597)	(1,395)	(1,010)
Amortization of unrecognized:
Transition obligation, net	—	—	983	982
Prior service costs	640	642	353	911
Actuarial loss (gain), net	2,141	2,086	(24)	(102)

Net periodic cost	$3,984	$3,722	$1,970	$3,181

	Pension Benefits		Post-retirement Benefits
Nine Months Ended September 30,	2008	2007	2008	2007
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$7,576	$7,230	$1,084	$1,161
Interest cost	26,844	24,314	5,727	5,680
Expected return on plan assets	(30,248)	(28,880)	(3,521)	(2,724)
Amortization of unrecognized:
Transition obligation, net	—	—	2,949	2,948
Prior service costs	1,912	1,909	1,059	703
Actuarial loss, net	6,311	5,899	678	813

Net periodic cost	$12,395	$10,472	$7,976	$8,581

11. WOLF CREEK INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

As a co-owner of Wolf Creek, KGE is indirectly responsible for 47% of the liabilities and expenses associated with the Wolf Creek pension and post-retirement plans. The following table summarizes the net periodic costs for KGE’s 47% share of the Wolf Creek pension and post-retirement benefit plans.

	Pension Benefits		Post-retirement Benefits
Three Months Ended September 30,	2008	2007	2008	2007
	(In Thousands)
Components of Net Periodic Cost:
Service cost	$855	$859	$51	$59
Interest cost	1,420	1,174	129	108
Expected return on plan assets	(1,177)	(1,026)	—	—
Amortization of unrecognized:
Transition obligation, net	14	15	14	15
Prior service costs	14	14	—	—
Actuarial loss, net	424	465	58	47

Net periodic cost	$1,550	$1,501	$252	$229

	Pension Benefits		Post-retirement Benefits
Nine Months Ended September 30,	2008	2007	2008	2007
	(In Thousands)
Components of Net Periodic Cost:
Service cost	$2,565	$2,578	$152	$176
Interest cost	4,260	3,522	388	326
Expected return on plan assets	(3,530)	(3,076)	—	—
Amortization of unrecognized:
Transition obligation, net	42	43	43	43
Prior service costs	42	43	—	—
Actuarial loss, net	1,272	1,390	173	143
Curtailments, settlements and special term benefits	—	1,486	—	259

Net periodic cost	$4,651	$5,986	$756	$947

In January 2007, Wolf Creek Nuclear Operating Corporation offered a selective retirement incentive to employees. The incentive increased the pension benefit for eligible employees who elected retirement. This resulted in $1.5 million in additional pension benefits and $0.3 million in additional post-retirement benefits for the nine months ended September 30, 2007.

12. COMMON STOCK ISSUANCE

On June 30, 2008, we completed a forward equity sale agreement by delivering 3.0 million shares of common stock and receiving proceeds of $73.0 million. Previously, on February 7, 2008, we delivered 2.1 million shares and received proceeds of $50.0 million as partial settlement of the forward sale agreement. We used the proceeds to repay borrowings under Westar Energy’s revolving credit facility, with those borrowed amounts principally related to investments in capital equipment, as well as for working capital and general corporate purposes.

On May 29, 2008, we entered into an underwriting agreement with Citigroup Global Markets, Inc., Banc of America Securities LLC and UBS Securities relating to the offer and sale of 6.0 million shares of common stock. On June 4, 2008, we issued all 6.0 million shares and received $140.6 million in total proceeds, net of underwriting discounts and fees related to the offering. We used the proceeds to repay borrowings under Westar Energy’s revolving credit facility, with those borrowed amounts principally related to investments in capital equipment, as well as for working capital and general corporate purposes.

In the period January 1, 2008, through September 30, 2008, we also sold 1.1 million shares of common stock for $26.7 million, net of commission, under an agreement with a sales agent. We used the proceeds to repay borrowings under Westar Energy’s revolving credit facility, with those borrowed amounts principally related to investments in capital equipment, as well as for working capital and general corporate purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We are the largest electric utility in Kansas. We produce, transmit and sell electricity at retail in Kansas and at wholesale in a multi-state region in the central United States under the regulation of the KCC and the FERC.

In Management’s Discussion and Analysis, we discuss our general financial condition, significant changes that occurred during 2008 and our operating results for the three and nine months ended September 30, 2008 and 2007. As you read Management’s Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

SUMMARY OF SIGNIFICANT ITEMS

Recognition of Previously Unrecognized Tax Benefits

In December 2007, we reached a tentative settlement with the IRS Office of Appeals on issues principally involved with the method used to capitalize overheads to electric plant for years 1995 through 2002. This settlement, which was approved by the Joint Committee on Taxation and accepted by the IRS in February 2008, resulted in a first quarter 2008 net earnings benefit of approximately $39.4 million, including interest, due to the recognition of previously unrecognized tax benefits. The recognition of these previously unrecognized tax benefits resulted in earnings of $0.39 per share for the nine months ended September 30, 2008.

Decrease in Income from Operations

Income from operations decreased $6.3 million or 4% during the three months ended September 30, 2008, compared to the same period last year. This decrease was due principally to a 7% decrease in retail sales volumes, which was due primarily to cooler weather. When measured by cooling degree days, the weather during 2008 was 26% cooler than during 2007. Also contributing to the decrease in income from operations was the adverse impact of less favorable energy marketing opportunities.

Income from operations decreased $58.2 million or 20% during the nine months ended September 30, 2008, compared to the same period last year. This decrease was due primarily to additional planned maintenance outages at our base load plants in the first and second quarters that were longer in duration than the prior year. The additional planned maintenance outages required us to use more expensive fuel and to incur additional purchased power expense. In addition, this resulted in reduced margins on power sold, notwithstanding higher prevailing market prices. Margins on market-based wholesale sales decreased $11.6 million or 24% during the nine months ended September 30, 2008, compared to the same period last year. While increases in the cost of fuel and purchased power generally are recoverable in the RECA applicable to our retail sales, we sold power to a few large industrial customers under contracts to which the RECA did not apply. Margins on sales to customers under these contracts were approximately $9.1 million lower for the nine months ended September 30, 2008, than for the same period last year. Effective July 1, 2008, an industrial customer who accounted for approximately 65 percent of sales under these contracts is now under a new contract that incorporates the RECA tariff. The remainder of these contracts will expire by the end of 2009. Furthermore, the significant decrease in energy marketing and cooler weather also contributed to the decrease in income from operations. As measured by cooling degree days, the weather for the nine month period this year was 19% cooler than last year.

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

From December 31, 2007 through September 30, 2008, we have not experienced any significant changes in our critical accounting estimates. For additional information, see our 2007 Form 10-K.

OPERATING RESULTS

We evaluate operating results based on earnings per share. We have various classifications of sales, defined as follows:

Retail: Sales of energy made to residential, commercial and industrial customers.

Other retail: Sales of energy for lighting public streets and highways, net of revenue subject to refund.

Tariff-based wholesale: Sales of energy to electric cooperatives, municipalities and other electric utilities, the rates for which are generally based on cost as prescribed by FERC tariffs. This category also includes changes in valuations of contracts for the sale of such energy that have yet to settle.

Market-based wholesale: Includes: (i) sales of energy to wholesale customers, the rates for which are generally based on prevailing market prices as allowed by FERC approved market-based tariffs, or where not permitted, rates are based on incremental cost plus a permitted margin and (ii) changes in valuations for contracts for the sale of such energy that have yet to settle.

Energy marketing: Includes: (i) transactions based on market prices generally unrelated to the production of our generating assets; (ii) financially settled products and physical transactions sourced outside our control area; (iii) fees we earn for marketing services that we provide for third parties; and (iv) changes in valuations for contracts related to such transactions that have yet to settle.

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

Three Months Ended September 30, 2008, Compared to Three Months Ended September 30, 2007

Below we discuss our operating results for the three months ended September 30, 2008, compared to the results for the three months ended September 30, 2007. Changes in results of operations are as follows.

	Three Months Ended September 30,
	2008	2007	Change	% Change
	(In Thousands, Except Per Share Amounts)
SALES:
Residential	$183,344	$181,569	$1,775	1.0
Commercial	156,265	143,779	12,486	8.7
Industrial	89,643	72,832	16,811	23.1
Other retail	(6,938)	(1,647)	(5,291)	(321.3)

Total Retail Sales	422,314	396,533	25,781	6.5
Tariff-based wholesale	67,303	72,962	(5,659)	(7.8)
Market-based wholesale	47,263	29,963	17,300	57.7
Energy marketing	8,845	14,638	(5,793)	(39.6)
Transmission (a)	22,946	26,288	(3,342)	(12.7)
Other	6,182	8,112	(1,930)	(23.8)

Total Sales	574,853	548,496	26,357	4.8

OPERATING EXPENSES:
Fuel and purchased power	220,140	182,686	37,454	20.5
Operating and maintenance	107,672	121,154	(13,482)	(11.1)
Depreciation and amortization	51,966	47,907	4,059	8.5
Selling, general and administrative	50,802	46,182	4,620	10.0

Total Operating Expenses	430,580	397,929	32,651	8.2

INCOME FROM OPERATIONS	144,273	150,567	(6,294)	(4.2)

OTHER INCOME (EXPENSE):
Investment loss	(2,986)	(326)	(2,660)	(816.0)
Other income	12,796	2,088	10,708	512.8
Other expense	(4,517)	(4,138)	(379)	(9.2)

Total Other Income (Expense)	5,293	(2,376)	7,669	322.8

Interest expense	31,920	28,864	3,056	10.6

INCOME BEFORE INCOME TAXES	117,646	119,327	(1,681)	(1.4)
Income tax expense	29,361	27,621	1,740	6.3

NET INCOME	88,285	91,706	(3,421)	(3.7)
Preferred dividends	242	242	—	—

EARNINGS AVAILABLE FOR COMMON STOCK	$88,043	$91,464	$(3,421)	(3.7)

BASIC EARNINGS PER SHARE	$0.81	$0.99	$(0.18)	(18.2)

(a)	Transmission: Includes an SPP network transmission tariff. For the three months ended September 30, 2008, our SPP network transmission costs were $15.1 million. This amount, plus an additional $1.4 million, was returned to us as revenue. For the three months ended September 30, 2007, our SPP network transmission costs were $22.8 million. This amount, less $3.0 million that was retained by the SPP as administration cost, was returned to us as revenue.

The following table reflects changes in electric sales volumes, as measured by thousands of megawatt hours (MWh) of electricity. No sales volumes are shown for energy marketing, transmission or other. Energy marketing activities, generally, are unrelated to electricity we generate.

	Three Months Ended September 30,
	2008	2007	Change	% Change
	(Thousands of MWh)
Residential	2,027	2,304	(277)	(12.0)
Commercial	2,063	2,256	(193)	(8.6)
Industrial	1,595	1,539	56	3.6
Other retail	22	22	—	—

Total Retail	5,707	6,121	(414)	(6.8)
Tariff-based wholesale	1,657	1,915	(258)	(13.5)
Market-based wholesale	675	665	10	1.5

Total	8,039	8,701	(662)	(7.6)

Notwithstanding a 7% decrease in MWh sales volumes, retail sales were $25.8 million higher for the three months ended September 30, 2008, due principally to our prices having reflected higher fuel and purchased power costs. Residential, commercial and industrial sales increased a combined $31.1 million primarily because fuel costs reflected in the RECA were $60.6 million higher compared to the same period last year. Partially offsetting higher revenues attributable to the RECA were decreased sales volumes due primarily to cooler weather. When measured by cooling degree days, the weather during the third quarter of 2008 was 26% cooler than during 2007. The $5.3 million change in other retail sales is due primarily to increases in refund obligations compared to the same period last year.

Tariff-based wholesale sales were $5.7 million lower than last year attributable principally to a 13% decrease in sales volumes. The decrease in sales volumes is due primarily to the expiration of wholesale contracts. Partially offsetting this decrease was a 7% higher average price per MWh compared to the same period last year, attributable to higher fuel costs reflected in our prices.

Market-based wholesale sales increased $17.3 million compared to last year due principally to a 22% higher average market price for these sales compared to the same period last year.

Energy marketing decreased $5.8 million compared to the previous year due primarily to the adverse impact of changes in the relationships of prices among energy products historically traded and the continuing maturation of the energy markets in which we participate. Based on year-to-date results and existing trends, we anticipate that energy marketing sales for the year ended December 31, 2008, will be significantly lower compared to the year ended December 31, 2007.

Fuel and purchased power expense increased $37.5 million during the three months ended September 30, 2008, when compared to the same period last year. The change in fuel and purchased power expense is attributable to the volumes of power we produced and purchased, our fuel mix for the period, prevailing market prices and contract provisions that allow for price changes. Fuel and purchased power costs we incur to serve our retail customers generally are recovered through the RECA. For most retail customers, the cost of fuel and purchased power we incur that is in excess of costs recovered in rates is deferred as a regulatory asset until the costs are recovered. This quarter we recovered $21.8 million for fuel expense previously deferred compared to deferring $15.8 million of fuel expense during the three months ended September 30, 2007, resulting in a $37.6 million increase in fuel expense. Fuel used for generation increased $13.7 million due primarily to 15% higher average fuel costs resulting from higher natural gas prices and price adjustments to a long-term coal supply contract. When compared to the three months ended September 30, 2007, we used 6% less fuel by volume this year. Purchased power expense decreased $13.8 million due principally to our having purchased 27% less power.

Operating and maintenance expense decreased $13.5 million compared to last year. This was due primarily to a $7.6 million decrease in SPP network transmission costs, which is also reflected in lower transmission revenues, and lower maintenance costs of $6.2 million for our power plants and electrical distribution system.

Depreciation and amortization expense increased $4.1 million compared to last year. This was due to depreciation expense associated with a higher plant balance.

Selling, general and administrative expense increased $4.6 million compared to last year due primarily to a $4.2 million increase in labor costs.

Investment earnings decreased $2.7 million compared to last year due principally to our having recorded a $3.4 million loss on investments held in a trust to fund certain retirement benefits. We recorded a $0.5 million loss on these investments for the same quarter last year.

Other income increased $10.7 million compared to last year due primarily to our having recorded $5.7 million in proceeds from corporate-owned life insurance (COLI) this year compared to no COLI proceeds during the quarter last year. Also contributing to the increase was the recording of $4.2 million of equity AFUDC for the three months ended September 30, 2008, which compares to $1.7 million of equity AFUDC recorded for the same period last year.

Interest expense increased $3.1 million compared to last year due principally to interest on additional debt issued to fund investments in capital equipment.

Nine Months Ended September 30, 2008, Compared to Nine Months Ended September 30, 2007

Below we discuss our operating results for the nine months ended September 30, 2008, compared to the results for the nine months ended September 30, 2007. Changes in results of operations are as follows.

	Nine Months Ended September 30,
	2008	2007	Change	% Change
	(In Thousands, Except Per Share Amounts)
SALES:
Residential	$414,919	$396,745	$18,174	4.6
Commercial	382,010	352,928	29,082	8.2
Industrial	230,025	202,425	27,600	13.6
Other retail	(5,476)	(16,731)	11,255	67.3

Total Retail Sales	1,021,478	935,367	86,111	9.2
Tariff-based wholesale	185,569	166,694	18,875	11.3
Market-based wholesale	119,921	111,615	8,306	7.4
Energy marketing	12,539	29,068	(16,529)	(56.9)
Transmission (a)	74,710	71,054	3,656	5.1
Other	18,682	20,183	(1,501)	(7.4)

Total Sales	1,432,899	1,333,981	98,918	7.4

OPERATING EXPENSES:
Fuel and purchased power	557,944	417,442	140,502	33.7
Operating and maintenance	354,656	350,798	3,858	1.1
Depreciation and amortization	150,467	141,677	8,790	6.2
Selling, general and administrative	136,712	132,790	3,922	3.0

Total Operating Expenses	1,199,779	1,042,707	157,072	15.1

INCOME FROM OPERATIONS	233,120	291,274	(58,154)	(20.0)

OTHER INCOME (EXPENSE):
Investment (loss) earnings	(2,902)	3,536	(6,438)	(182.1)
Other income	22,956	4,316	18,640	431.9
Other expense	(11,179)	(10,545)	(634)	(6.0)

Total Other Income (Expense)	8,875	(2,693)	11,568	429.6

Interest expense	72,920	84,728	(11,808)	(13.9)

INCOME BEFORE INCOME TAXES	169,075	203,853	(34,778)	(17.1)
Income tax expense	13,808	49,264	(35,456)	(72.0)

NET INCOME	155,267	154,589	678	0.4
Preferred dividends	727	727	—	—

EARNINGS AVAILABLE FOR COMMON STOCK	$154,540	$153,862	$678	0.4

BASIC EARNINGS PER SHARE	$1.51	$1.71	$(0.20)	(11.7)

(a)	Transmission: Includes an SPP network transmission tariff. For the nine months ended September 30, 2008, our SPP network transmission costs were $59.1 million. This amount, less $4.3 million that was retained by the SPP as administration cost, was returned to us as revenue. For the nine months ended September 30, 2007, our SPP network transmission costs were $61.7 million with an administration cost of $8.7 million retained by the SPP.

The following table reflects changes in electric sales volumes, as measured by thousands of megawatt hours (MWh) of electricity. No sales volumes are shown for energy marketing, transmission or other. Energy marketing activities, generally, are unrelated to electricity we generate.

	Nine Months Ended September 30,
	2008	2007	Change	% Change
	(Thousands of MWh)
Residential	5,073	5,252	(179)	(3.4)
Commercial	5,617	5,776	(159)	(2.8)
Industrial	4,446	4,361	85	1.9
Other retail	66	68	(2)	(2.9)

Total Retail	15,202	15,457	(255)	(1.6)
Tariff-based wholesale	4,776	4,800	(24)	(0.5)
Market-based wholesale	2,032	2,512	(480)	(19.1)

Total	22,010	22,769	(759)	(3.3)

Notwithstanding a 2% decrease in MWh sales volumes, retail sales were $86.1 million higher for the nine months ended September 30, 2008, due principally to our prices having reflected higher fuel and purchased power costs. Residential, commercial and industrial sales increased a combined $74.8 million primarily because fuel costs reflected in the RECA were $98.6 million higher compared to the same period last year. Partially offsetting higher revenues attributable to the RECA was the effect of cooler weather. When measured by cooling degree days, the weather during 2008 was 19% cooler than during 2007. The $11.3 million change in other retail sales is due primarily to decreases in refund obligations.

Tariff-based wholesale sales were $18.9 million higher than last year attributable principally to a 12% higher average price per MWh for these sales compared to the same period last year. The higher average price per MWh is the result of our having reflected higher fuel costs in the prices we charge.

Market-based wholesale sales increased $8.3 million compared to last year due principally to 23% higher average market prices for these sales compared to the same period last year. Partially offsetting the higher average market prices was a 19% decrease in sales volumes. Reduced sales volumes were due principally to extended maintenance outages at some of our lower cost base load plants during the first and second quarters of 2008.

Energy marketing decreased $16.5 million compared to the previous year due primarily to the need to focus resources toward serving our retail customers during our extended spring outages. Energy marketing was also adversely impacted by changes in the relationships of prices among energy products historically traded, the continuing maturation of the energy markets in which we participate and the recognition of a $3.2 million customer refund obligation during the second quarter of 2008. Based on year-to-date results and existing trends, we anticipate that energy marketing sales for the year ended December 31, 2008, will be significantly lower compared to the year ended December 31, 2007.

Fuel and purchased power expense increased $140.5 million during the nine months ended September 30, 2008, when compared to the same period last year. The change in fuel and purchased power expense is attributable to the volumes of power we produced and purchased, our fuel mix for the period, prevailing market prices and contract provisions that allow for price changes. Fuel used for generation increased $61.7 million due primarily to a 24% higher average fuel cost, related primarily to maintenance outages at our lower cost, base load plants. When compared to the nine months ended September 30, 2007, we used 6% less fuel by volume this year. As a result of the maintenance outages at some of our base load plants, we had the choice of either producing the needed volumes at plants that are more expensive to operate or acquiring those volumes from others. Generally, purchasing power from others was the more economical alternative, and as a result, our purchased power expense increased $40.6 million, reflecting a 53% increase in such volumes. Fuel and purchased power costs we incur to serve our retail customers generally are recovered through the RECA. For most retail customers, the cost of fuel and purchased power we incur that is in excess of costs recovered in rates is deferred as a regulatory asset until the costs are recovered. For the nine months ended September 30, 2008, we recovered $13.2 million for fuel expense previously deferred compared to deferring $19.7 million of fuel expense during the nine months ended September 30, 2007, resulting in a $32.9 million increase in fuel expense for the nine month period.

Depreciation and amortization expense increased $8.8 million compared to last year. This was due to depreciation expense associated with a higher plant balance including the capital lease resulting from the purchase of an 8% leasehold interest in Jeffrey Energy Center on April 1, 2007.

Selling, general and administrative expense increased $3.9 million compared to the same period last year due principally to a $4.7 million increase in labor costs.

Investment earnings decreased $6.4 million compared to last year due primarily to our having recorded a $3.3 million loss on investments held in a trust to fund certain retirement benefits. We recorded a $2.8 million gain on these investments for the same period of the prior year.

Other income increased $18.6 million compared to last year due primarily to recording $13.4 million of equity AFUDC for the nine months ended September 30, 2008, compared to $2.4 million of equity AFUDC recorded for the same nine month period last year. In addition, we recorded $5.7 million in COLI proceeds in the nine months ended September 30, 2008, compared to $0.7 million of COLI proceeds recorded in the same nine month period last year.

Interest expense decreased $11.8 million compared to last year due primarily to the reversal of $17.8 million of accrued interest associated with uncertain tax liabilities. This decrease was partially offset by the interest on additional debt issued to fund investments in capital equipment.

Income tax expense decreased $35.5 million compared to last year due primarily to the recognition of $28.7 million of previously unrecognized tax benefits during the first quarter of 2008.

FINANCIAL CONDITION

Below we discuss significant balance sheet changes as of September 30, 2008, compared to December 31, 2007.

The fair market value of net energy marketing contracts increased $21.1 million to $62.6 million at September 30, 2008. This was due primarily to favorable changes in the market value of a fuel supply contract that was outstanding the entire period.

Our tax receivable decreased $69.6 million to $1.5 million due primarily to receipt of a tax refund and the settlement of the IRS audit of tax years 1995 through 2002.

Prepaid expenses increased $16.2 million due primarily to a $12.2 million increase in the pre-payment of interest associated with COLI policies.

Regulatory assets, net of regulatory liabilities, decreased $12.7 million to $521.1 million at September 30, 2008, from $533.8 million at December 31, 2007. Total regulatory assets increased $0.4 million due primarily to a $29.6 million increase in net deferred future income taxes and an $8.4 million increase in amounts deferred for the Wolf Creek outage. Increases in regulatory assets were offset by a $23.1 million decrease in deferred employee benefit costs and a $15.8 million decrease in deferred fuel cost. Regulatory liabilities increased $13.1 million due predominately to a $21.0 million increase in removal costs for amounts collected and not yet spent to remove retired assets. A mark-to-market gain on our fuel supply contracts for Lawrence and Tecumseh Energy centers contributed an additional $16.6 million to the increase in regulatory liabilities. These increases were offset by a $14.6 million decrease in the fair value of the nuclear decommissioning trust and a $4.7 million decrease in our refund obligation related to the RECA.

We utilized the Westar Energy revolving credit facility to fund our investment in new plant resulting in $110.4 million more short-term debt.

Long-term debt, net of current maturities, increased $5.5 million due principally to the issuance of $150.0 million of first mortgage bonds as discussed in Note 5 of the Notes to Consolidated Financial Statements, “Debt Financings.” The increase was almost completely offset by the reclassification of $145.1 million of long-term debt due August 1, 2009, to current maturities.

Other long-term liabilities decreased $62.7 million due primarily to a $39.4 million decrease in uncertain tax liabilities and related accrued interest. See Note 6 of the Notes to Condensed Consolidated Financial Statements, “Income Taxes and Taxes Other than Income Taxes,” for additional detail on our uncertain income tax positions.

Common stock and paid-in capital increased $301.6 million due principally to the issuance of common stock as discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, “Common Stock Issuance.”

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our available sources of funds include cash, Westar Energy’s revolving credit facility and access to capital markets. In September and October 2008, capital markets have experienced unprecedented volatility and dramatic declines in asset valuations. As a result, we believe that capital will be more costly and more difficult to obtain. In light of the current volatility and the unpredictability of how long these capital market conditions will persist, we have considered ways in which to reduce or delay construction spending and other capital outlays in order to enhance liquidity, in the event such measures are required. Uncertainties affecting our ability to meet cash requirements include, among others, factors affecting sales described in “– Operating Results” above, economic conditions, regulatory actions, compliance with environmental regulations and conditions in the capital markets.

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

Lehman Brothers is the participating lender with respect to a $20.0 million commitment terminating March 17, 2011. On October 5, 2008, Lehman Brothers filed for bankruptcy protection. Under terms of the credit facility, we have the right to replace Lehman Brothers should another lender or lenders be willing to replace the $20.0 million commitment. To date, we have elected not to seek a replacement lender. As a result, until such time as we seek and locate a replacement lender or lenders, the revolving credit facility is limited to $730.0 million. As of November 4, 2008, $333.4 million had been borrowed and an additional $28.2 million of letters of credit had been issued under the revolving credit facility.

Common Stock Issuance

On June 30, 2008, we completed a forward equity sale agreement by delivering 3.0 million shares of common stock and receiving proceeds of $73.0 million. Previously, on February 7, 2008, we delivered 2.1 million shares and received proceeds of $50.0 million as partial settlement of the forward sale agreement. We used the proceeds to repay borrowings under Westar Energy’s revolving credit facility, with those borrowed amounts principally related to investments in capital equipment, as well as for working capital and general corporate purposes.

On May 29, 2008, we entered into an underwriting agreement with Citigroup Global Markets, Inc., Banc of America Securities LLC and UBS Securities relating to the offer and sale of 6.0 million shares of common stock. On June 4, 2008, we issued all 6.0 million shares and received $140.6 million in total proceeds, net of underwriting discounts and fees related to the offering. We used the proceeds to repay borrowings under Westar Energy’s revolving credit facility, with those borrowed amounts principally related to investments in capital equipment, as well as for working capital and general corporate purposes.

In the period January 1, 2008, through September 30, 2008, we also sold 1.1 million shares of common stock for $26.7 million, net of commission, under an agreement with a sales agent. We used the proceeds to repay borrowings under Westar Energy’s revolving credit facility, with those borrowed amounts principally related to investments in capital equipment, as well as for working capital and general corporate purposes.

Debt Financings

As of September 30, 2008, we had $221.9 million of variable rate, tax-exempt bonds. Interest rates payable under these bonds have historically been set by auctions, which occur every 35 days. Recently, auctions for these bonds have failed resulting in alternative index-based interest rates for these bonds of between 2% and 14%. On July 31, 2008, the KCC approved our request to remarket or refund all or part of these auction rate bonds, at our discretion. On August 26, 2008, we completed the refunding of $50.0 million of auction rate bonds at a fixed interest rate of 5.60% and a maturity date of June 1, 2031. On October 10, 2008, we completed the refunding of an additional $50.0 million of auction rate bonds at a fixed interest rate of 6.00% and a maturity date of June 1, 2031. As a result, we now have $171.9 million of variable rate auction bonds outstanding. We continue to monitor the credit markets and evaluate our options with respect to the remaining auction rate bonds.

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

Cash Flows from Operating Activities

Operating activities provided $201.1 million of cash in the nine months ended September 30, 2008, compared with cash provided from operating activity of $209.2 million during the same period of 2007. Principal contributors to the change were: our having paid $53.2 million related to costs incurred for the restoration of our electrical system, which was severely damaged by an ice storm in December 2007; additional power plant maintenance occurring this year at our base load plants; our having paid more for fuel and purchased power this year compared to last year; and during 2008, we paid $16.3 million more for our share of Wolf Creek’s refueling outage. We did not have a similar outage in 2007. Offsetting these increases were additional collections from customers during 2008, due in large part to our having recovered higher fuel costs from customers through the RECA; the receipt of $48.8 million from income tax refunds; and lower income tax payments of $74.2 million this year compared to last year.

Cash Flows used in Investing Activities

Investing activities used $726.8 million of cash in the nine months ended September 30, 2008, compared with $471.1 million during the same period of 2007. We spent $723.2 million in the nine months ended September 30, 2008, and $455.2 million in the same period of 2007 on additions to utility property, plant and equipment. The increase in 2008 is due primarily to environmental projects, wind generation projects and the construction of Emporia Energy Center.

Cash Flows from Financing Activities

Financing activities in the nine months ended September 30, 2008, provided $524.2 million of cash compared with $251.7 million in the same period of 2007. In the nine months ended September 30, 2008, proceeds from short-term debt provided $110.4 million, proceeds from long-term debt, net of retirements, provided $149.5 million, proceeds from the issuance of common stock provided $292.7 million and borrowings from COLI provided $62.5 million. In the nine months ended September 30, 2007, long-term debt provided $145.5 million, issuance of common stock provided $104.3 million, and borrowings from COLI provided $59.9 million. We used cash to pay $79.6 million in dividends in the nine months ended September 30, 2008 compared to $66.0 million in the nine months ended September 30, 2007. The increase in cash used to pay dividends is due to an increase in the dividend rate from $0.81 per share to $0.87 per share and an increase in the number of shares outstanding.

Credit Ratings

Moody’s Investors Service (Moody’s), Standard & Poor’s Ratings Group (S&P) and Fitch Investors Service (Fitch) are independent credit-rating agencies that rate our debt securities. These ratings indicate each agency’s assessment of our ability to pay interest and principal when due on our securities.

In November 2008, S&P upgraded its credit rating for Westar Energy’s unsecured debt securities. In August 2008, Fitch upgraded its credit ratings for Westar Energy’s first mortgage bonds/senior secured debt securities and unsecured debt securities as well as KGE’s first mortgage bonds/senior secured debt securities. Fitch also changed its outlook for our ratings to stable.

As of November 5, 2008, ratings with these agencies are as shown in the table below.

	Westar Energy First Mortgage Bond Rating	KGE First Mortgage Bond Rating	Westar Energy Unsecured Debt
Moody’s	Baa2	Baa2	Baa3
S&P	BBB	BBB	BBB-
Fitch	BBB+	BBB+	BBB

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

OFF-BALANCE SHEET ARRANGEMENTS

From December 31, 2007, through September 30, 2008, there have been no material changes in our off-balance sheet arrangements. For additional information, see our 2007 Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

From December 31, 2007, through September 30, 2008, there have been no material changes outside the ordinary course of business in our contractual obligations and commercial commitments. For additional information, see our 2007 Form 10-K.

OTHER INFORMATION

Pension Obligation

On April 1, 2008, we made a voluntary contribution to the Westar Energy pension trust of $15.0 million. We have also funded $5.5 million of Wolf Creek’s pension trust during 2008. As a result of the recent turmoil in the global credit markets, accompanied by reduced asset values, we may need to make additional contributions to the Westar Energy pension trust and we may need to increase our funding of the Wolf Creek pension trust in order to satisfy the minimum funding requirements prescribed by the Pension Protection Act of 2006. In addition, pension expense for both Westar Energy and Wolf Creek may increase significantly in the future.

Employees

We negotiated a three-year labor agreement with Local 304 and Local 1523 of the International Brotherhood of Electrical Workers. The agreement was ratified in September 2008 and is effective July 1, 2008 through June 30, 2011.

Fair Value of Energy Marketing and Fuel Contracts

The tables below show the fair value of energy marketing and fuel contracts outstanding as of September 30, 2008, their sources and maturity periods.

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding as of December 31, 2007	$41,502
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	(11,267)
Changes in fair value of contracts outstanding at the beginning and end of the period	26,347
Fair value of new contracts entered into during the period	6,050

Fair value of contracts outstanding as of September 30, 2008 (a)	$62,632

(a)	Approximately $49.4 million of the fair value of energy marketing contracts, which is comprised of a fuel supply contract and a capacity sale contract, is recognized as a regulatory liability.

The sources of the fair values of the financial instruments related to these contracts as of September 30, 2008, are summarized in the following table.

	Fair Value of Contracts at End of Period
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity Over 5 Years
	(In Thousands)
Prices provided by other external sources (swaps and forwards)	$50,353	$17,565	$26,070	$4,236	$2,482
Prices based on option pricing models (options and other) (a)	12,279	9,855	4,152	(1,321)	(407)

Total fair value of contracts outstanding	$62,632	$27,420	$30,222	$2,915	$2,075

(a)	Options are priced using a series of techniques, such as the Black option pricing model.

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

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We adopted the guidance effective January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements.

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

Prairie Wind Transmission, LLC

In May 2008, we and Electric Transmission America, LLC formed Prairie Wind Transmission, LLC, a joint venture company of which we own 50%. Prairie Wind Transmission is proposing to construct approximately 230 miles of 765 kV transmission facilities extending from the Wichita area west to the Dodge City area and then south-southwest to the Kansas border from Medicine Lodge. Following the receipt of necessary regulatory approvals, we plan for these facilities to be in service by the end of 2013, contingent on a number of factors including the availability and cost of capital, not all of which are under our control.

New Transmission Construction

On December 27, 2007, we filed an application with the KCC to request permission to construct a new 345 kV transmission line from our Rose Hill substation near Wichita to the Kansas-Oklahoma border, where we will interconnect with new facilities to be built by an Oklahoma-based utility. The preliminary estimate of the total investment in the line is approximately $70.0 million, which is subject to change pending selection of the final route and engineering design, among other factors. The KCC granted our request on April 25, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in commodity prices, debt and equity instrument values and interest rates. Recent experience in the capital markets has revealed more volatility in these markets than typically has been exhibited in the past. This results in higher market risk. For additional information, see our 2007 Form 10-K, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the three months ended September  30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Uncertainty in the Credit Markets and the Impact on the Economy in Our Service Territory

Recent turmoil in global credit markets may have a number of effects on our operations, financial condition, and capital expenditure program. While we cannot provide an exhaustive list of all possible effects, these market conditions may make capital more difficult and costly to obtain; may restrict liquidity available to us through our revolving credit facility; may reduce demand by our customers and increase delinquencies or non-payment by our customers; may adversely impact the financial condition of our suppliers, which may in turn limit our access to inventory or capital equipment; may reduce the credit available to our energy trading counterparties and correspondingly reduce our energy trading activity or increase our exposure to counterparty default; may require us to defer or limit elements of our capital expenditure program; may reduce the value of our financial assets and correspondingly adversely impact our earnings and net cash flow; may require us to provide additional funding to our nuclear decommissioning and pension trusts; and may increase the cost or decrease the availability of insurance to us or make insurance claims more difficult to collect. In extreme circumstances, the combination of some or all of these effects might impact amounts available for the payment of dividends.

There were no other material changes in our risk factors from December 31, 2007, through September 30, 2008. For additional information, see our 2007 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

1(a)	Underwriting Agreement between Westar Energy, Inc. and Citigroup Global Markets Inc., Banc of America Securities LLC and UBS Securities LLC, as representatives of the underwriters named therein, dated May 29, 2008 (filed as Exhibit 1.1 to the Form 8-K filed on May 30, 2008).

1(b)	Stipulation and Agreement by and among the Staff of the State Corporation Commission of the State of Kansas, Westar Energy, Inc. and Kansas Gas and Electric Company, the Citizens’ Utility Ratepayer Board, Kansas Industrial Consumers Group, Inc., Unified School District No. 259, Kroger Co., Wal-Mart Stores, Inc., Kaw Valley Electric Cooperative, Doniphan Electric Cooperative, Nemaha-Marshall Electric Cooperative, Kansas Electric Power Cooperative, U.S. Department of Defense and Midwest Energy, Inc., dated October 27, 2008 (filed as Exhibit 99.1 to the Form 8-K filed on October 27, 2008).

4(a)	Bond Purchase Agreement between Kansas Gas and Electric Company and the Purchasers named therein, dated as of May 15, 2008 (filed as Exhibit 4.1 to the Form 8-K filed on May 16, 2008).

4(b)	Fifty-First Supplemental Indenture dated as of May 15, 2008, by and among Kansas Gas and Electric Company, The Bank of New York Trust Company, N.A. and Judith L. Bartolini (filed as Exhibit 4.2 to the Form 8-K filed on May 16, 2008).

4(c)	Fifty-Second Supplemental Indenture dated as of August 1, 2008, between Kansas Gas and Electric Company and The Bank of New York Mellon Trust Company, NA, as Trustee.

4(d)	Fifty-Third Supplemental Indenture dated as of October 10, 2008 between Kansas Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A., as Trustee.

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended September 30, 2008.

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended September 30, 2008.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended September 30, 2008 (furnished and not to be considered filed as part of the Form 10-Q).

99(a)	Summary of Rate Application dated May 28, 2008 (filed as Exhibit 99.2 to the Form 8-K filed on May 28, 2008).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAR ENERGY, INC.

Date:	November 7, 2008	By:	/s/ Mark A. Ruelle
Mark A. Ruelle,
Executive Vice President and Chief Financial Officer