Form 10-Q
period 2009-03-31
WESTAR ENERGY INC /KS
filed 2009-05-08
CIK 54507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act). Check one:

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	108,671,206 shares
(Class)	(Outstanding at April 29, 2009)

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q are “forward-looking statements.” The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we “believe,” “anticipate,” “target,” “expect,” “pro forma,” “estimate,” “intend” and words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning matters such as, but not limited to:

•	amount, type and timing of capital expenditures,

•	earnings,

•	cash flow,

•	liquidity and capital resources,

•	litigation,

•	accounting matters,

•	possible corporate restructurings, acquisitions and dispositions,

•	compliance with debt and other restrictive covenants,

•	interest rates and dividends,

•	environmental matters,

•	regulatory matters,

•	nuclear operations, and

•	the overall economy of our service area and its impact on our customers’ demand for electricity and their ability to pay for service.

What happens in each case could vary materially from what we expect because of such things as:

•	regulated and competitive markets,

•	economic and capital market conditions, including the impact of changes in interest rates and the cost and availability of capital,

•	inflation,

•	execution of our planned capital expenditure program,

•	performance of our generating plants,

•	changes in accounting requirements and other accounting matters,

•	changing weather,

•

the impact of the formation of regional transmission organizations and independent system operators such as the Southwest Power Pool, including changes in the energy markets in which we participate resulting from the development and implementation of real time and next day trading markets,

•	the impact of economic changes and downturns in the energy industry and the market for trading wholesale energy, including counterparty performance,

•

the outcome of the lawsuit filed by the Department of Justice on behalf of the Environmental Protection Agency on February 4, 2009, alleging violations of the Federal Clean Air Act, and developments related to environmental matters including possible future legislative or regulatory mandates related to emissions of presently unregulated gases or substances,

•	political, legislative, judicial and regulatory developments at the municipal, state and federal level that can affect us or our industry, including in particular those relating to environmental laws,

•	the impact of our potential liability to former executive officers for unpaid compensation and the impact of claims they have made against us related to the termination of their employment,

•	the outcome of the Federal Energy Regulatory Commission investigation of our use of transmission service within the Southwest Power Pool,

•

the impact of changes in interest rates on pension and other post-retirement and post-employment benefit liability calculations, as well as actual and assumed investment returns on invested plan assets,

•	the impact of changes in estimates regarding our Wolf Creek Generating Station decommissioning obligation,

•	the impact of adverse changes in market conditions potentially resulting in the need for additional funding for the nuclear decommissioning and pension trusts,

•	changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown or required modification of nuclear generating facilities,

•	uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel storage and disposal,

•	homeland and information security considerations,

•	coal, natural gas, uranium, diesel, oil and wholesale electricity prices,

•	cost, availability and timely provision of equipment, supplies, labor and fuel we need to operate our business, and

•	other circumstances affecting anticipated operations, sales and costs.

These lists are not all-inclusive because it is not possible to predict all factors. This report should be read in its entirety and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008. No one section of this report deals with all aspects of the subject matter and additional information on some matters that could impact our operations and financial results may be included in our Annual Report on Form 10-K for the year ended December 31, 2008. Any forward-looking statement speaks only as of the date such statement was made, and we are not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made except as required by applicable laws or regulations.

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition
2008 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2008
AFUDC	Allowance for Funds Used During Construction
APB	Accounting Principles Board
DOJ	Department of Justice
ECRR	Environmental Cost Recovery Rider
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency
EPS	Earnings per share
FAS	Financial Accounting Standard
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
Fitch	Fitch Investors Service
FSP	FASB Staff Position
GAAP	Generally Accepted Accounting Principles
IRS	Internal Revenue Service
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
KGE	Kansas Gas and Electric Company
MMBtu	Millions of British Thermal Units
Moody’s	Moody’s Investors Service
MWh	Megawatt hours
ONEOK	ONEOK, Inc.
RSUs	Restricted share units
S&P	Standard & Poor’s Ratings Group
SFAS	Statement of Financial Accounting Standards
SPP	Southwest Power Pool
TDC	Transmission Delivery Charge
Wolf Creek	Wolf Creek Generating Station

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WESTAR ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,450	$22,914
Accounts receivable, net of allowance for doubtful accounts of $5,650 and $4,810, respectively	179,910	199,116
Inventories and supplies, net	207,971	204,297
Energy marketing contracts	77,959	131,647
Taxes receivable	64,342	36,462
Deferred tax assets	16,487	16,416
Prepaid expenses	23,396	33,419
Regulatory assets	81,619	79,783
Other	16,379	19,077

Total Current Assets	687,513	743,131

PROPERTY, PLANT AND EQUIPMENT, NET	5,619,734	5,533,521

OTHER ASSETS:
Regulatory assets	847,930	872,487
Nuclear decommissioning trust	80,568	85,555
Energy marketing contracts	11,972	25,601
Other	184,041	182,964

Total Other Assets	1,124,511	1,166,607

TOTAL ASSETS	$7,431,758	$7,443,259

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$146,380	$146,366
Short-term debt	258,500	174,900
Accounts payable	176,189	195,683
Accrued taxes	63,938	44,008
Energy marketing contracts	84,290	104,622
Accrued interest	39,535	42,142
Regulatory liabilities	10,297	31,123
Other	110,911	133,565

Total Current Liabilities	890,040	872,409

LONG-TERM LIABILITIES:
Long-term debt, net	2,192,172	2,192,538
Obligation under capital leases	109,137	117,909
Deferred income taxes	1,019,068	1,004,920
Unamortized investment tax credits	58,711	59,386
Deferred gain from sale-leaseback	112,653	114,027
Accrued employee benefits	523,246	526,177
Asset retirement obligations	95,189	95,083
Energy marketing contracts	2,104	2,262
Regulatory liabilities	81,535	91,934
Other	121,950	155,612

Total Long-Term Liabilities	4,315,765	4,359,848

COMMITMENTS AND CONTINGENCIES (see Notes 6 and 7)
TEMPORARY EQUITY	3,428	3,422

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock, par value $100 per share; authorized 600,000 shares; issued and outstanding 214,363 shares	21,436	21,436
Common stock, par value $5 per share; authorized 150,000,000 shares; issued and outstanding 108,506,505 shares and 108,311,135 shares, respectively	542,533	541,556
Paid-in capital	1,329,386	1,326,391
Retained earnings	329,170	318,197

Total Shareholders’ Equity	2,222,525	2,207,580

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,431,758	$7,443,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
SALES	$421,767	$406,827

OPERATING EXPENSES:
Fuel and purchased power	140,644	146,449
Operating and maintenance	122,167	116,018
Depreciation and amortization	58,214	48,896
Selling, general and administrative	47,982	41,656

Total Operating Expenses	369,007	353,019

INCOME FROM OPERATIONS	52,760	53,808

OTHER INCOME (EXPENSE):
Investment loss	(792)	(1,704)
Other income	3,257	5,817
Other expense	(4,561)	(4,335)

Total Other Expense	(2,096)	(222)

Interest expense	35,077	10,690

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	15,587	42,896
Income tax expense (benefit)	4,401	(18,240)

INCOME FROM CONTINUING OPERATIONS	11,186	61,136
Results of discontinued operations, net of tax	32,978	—

NET INCOME	44,164	61,136
Preferred dividends	242	242

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$43,922	$60,894

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING (See Note 2):
Earnings available from continuing operations	$0.10	$0.62
Discontinued operations, net of tax	0.30	—

Earnings per common share, basic and diluted	$0.40	$0.62

Average equivalent common shares outstanding	109,330,973	97,415,866
DIVIDENDS DECLARED PER COMMON SHARE	$0.30	$0.29

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$44,164	$61,136
Discontinued operations, net of tax	(32,978)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,214	48,896
Amortization of nuclear fuel	4,372	3,252
Amortization of deferred gain from sale-leaseback	(1,374)	(1,374)
Amortization of prepaid corporate-owned life insurance	5,792	4,496
Non-cash compensation	1,522	1,518
Net changes in energy marketing assets and liabilities	11,533	1,714
Accrued liability to certain former officers	—	(1,307)
Net deferred income taxes and credits	14,988	19,070
Stock based compensation excess tax benefits	(173)	(250)
Allowance for equity funds used during construction	(2,555)	(5,380)
Changes in working capital items, net of acquisitions and dispositions:
Accounts receivable	19,206	13,141
Inventories and supplies	(3,673)	(15,195)
Prepaid expenses and other	(9,868)	(14,490)
Accounts payable	(27,505)	(44,880)
Accrued taxes	25,476	7,145
Other current liabilities	12,788	(51,012)
Changes in other assets	11,761	2,841
Changes in other liabilities	(28,558)	(18,626)

Cash flows from operating activities	103,132	10,695

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(151,904)	(182,909)
Purchase of securities within the nuclear decommissioning trust fund	(7,384)	(109,929)
Sale of securities within the nuclear decommissioning trust fund	6,650	109,317
Proceeds from investment in corporate-owned life insurance	993	268
Other investing activities	734	(207)

Cash flows used in investing activities	(150,911)	(183,460)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	83,600	149,385
Proceeds from long-term debt	—	2,055
Retirements of long-term debt	(482)	(301)
Repayment of capital leases	(8,279)	(6,959)
Borrowings against cash surrender value of corporate-owned life insurance	993	1,020
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(2,796)	(1,291)
Stock based compensation excess tax benefits	173	250
Issuance of common stock, net	918	52,417
Cash dividends paid	(29,812)	(23,455)

Cash flows from financing activities	44,315	173,121

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,464)	356
CASH AND CASH EQUIVALENTS:
Beginning of period	22,914	5,753

End of period	$19,450	$6,109

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

We provide electric generation, transmission and distribution services to approximately 681,000 customers in Kansas. Westar Energy provides these services in central and northeastern Kansas, including the cities of Topeka, Lawrence, Manhattan, Salina and Hutchinson. Kansas Gas and Electric Company (KGE), Westar Energy’s wholly owned subsidiary, provides these services in south-central and southeastern Kansas, including the city of Wichita. KGE owns a 47% interest in the Wolf Creek Generating Station (Wolf Creek), a nuclear power plant located near Burlington, Kansas. Both Westar Energy and KGE conduct business using the name Westar Energy.

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

The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K).

Use of Management’s Estimates

When we prepare our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, valuation of commodity contracts, depreciation, unbilled revenue, investments, valuation of our energy marketing portfolio, intangible assets, forecasted fuel costs included in our retail energy cost adjustment billed to customers, income taxes, pension and other post-retirement and post-employment benefits, our asset retirement obligations including the decommissioning of Wolf Creek, environmental issues, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results to be expected for the full year.

Allowance for Funds Used During Construction

Allowance for funds used during construction (AFUDC) represents the allowed cost of capital used to finance utility construction activity. We compute AFUDC by applying a composite rate to qualified construction work in progress. We credit to other income (for equity funds) and interest expense (for borrowed funds) the amount of AFUDC capitalized as construction cost on the accompanying consolidated statements of income as follows:

	Three Months Ended March 31,
	2009	2008
	(In Thousands)
Borrowed funds	$2,129	$5,545
Equity funds	2,555	5,380

Total	$4,684	$10,925

Average AFUDC Rates	5.5%	7.3%

Earnings Per Share

Effective January 1, 2009, we adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) No. Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” with retrospective application to prior periods. According to the provisions of this guidance, we have participating securities related to unvested restricted share units (RSUs) with nonforfeitable rights to dividend equivalents that receive dividends as declared on an equal basis with common shares. As a result, we apply the two-class method of computing basic and diluted earnings per share (EPS) in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” This resulted in a decrease in basic EPS for the three months ended March 31, 2008, from $0.63 per share as previously reported in the first quarter 2008 Form 10-Q to $0.62 per share as reported in this Form 10-Q.

Under the two-class method, we reduce net income attributable to common stock by the amount of dividends declared in the current period. We allocate the remaining earnings to common stock and RSUs to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. We determine the total earnings allocated to each security by adding together the amount allocated for dividends and the amount allocated for a participation feature. To compute basic EPS, we divide the earnings allocated to common stock by the weighted average number of common shares outstanding. Diluted EPS includes the effect of potential issuances of common shares resulting from the exercise of all outstanding stock options issued pursuant to the terms of our stock-based compensations plans. We compute the dilutive effect of shares issuable under our stock-based compensation plans using the treasury stock method.

The following table reconciles our basic and diluted EPS from income from continuing operations.

	Three Months Ended March 31,
	2009	2008
	(Dollars In Thousands, Except Per Share Amounts)
Income from continuing operations	$11,186	$61,136
Less: Preferred dividends	242	242
Income from continuing operations allocated to RSUs	56	574

Income from continuing operations attributable to common stock	$10,888	$60,320

Weighted average equivalent common shares outstanding – basic	109,330,973	97,415,866
Effect of dilutive securities:
Employee stock options	397	837

Weighted average equivalent common shares outstanding – diluted (a)	109,331,370	97,416,703

Earnings per common share, basic and diluted	$0.10	$0.62

(a)	Potentially dilutive shares not included in the denominator because they are antidilutive totaled 13,460 and
3,099,890 as of March 31, 2009, and March 31, 2008, respectively.

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2009	2008
	(In Thousands)
CASH PAID FOR (RECEIVED FROM):
Interest on financing activities, net of amount capitalized	$33,411	$34,939
Income taxes, net of refunds	(9,167)	—
NON-CASH INVESTING TRANSACTIONS:
Property, plant and equipment additions	71,453	85,418
NON-CASH FINANCING TRANSACTIONS:
Issuance of common stock for reinvested dividends and RSUs	2,880	3,532
Assets acquired through capital leases	607	391

New Accounting Pronouncements

We prepare our condensed consolidated financial statements in accordance with GAAP for the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. To address current issues in accounting, regulatory bodies have issued the following new accounting pronouncements that may affect our accounting or disclosure.

FSP No. FAS 157-4 – Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, FASB released FSP No. Financial Accounting Standard (FAS) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for an asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

FSP No. FAS 115-2 and FAS 124-2 – Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, FASB released FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which changes how other-than-temporary impairments of investments in debt securities are recognized and measured. This FSP also provides for changes in the presentation and disclosure requirements surrounding other-than-temporary impairments of investments in debt and equity securities. FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

FSP No. FAS 107-1 and APB 28-1 – Interim Disclosures about Fair Value of Financial Instruments

In April 2009, FASB released FSP No. FAS 107-1 and Accounting Principles Board (APB) Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

FSP No. FAS 132(R)-1 – Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, FASB released FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which requires enhanced disclosures about the plan assets of defined benefit pension and other postretirement benefit plans. These disclosures include how investment allocation decisions are made, the factors pertinent to understanding investment policies and strategies, the fair value of each major category of plan assets for pension plans and other postretirement benefit plans separately, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets and significant concentrations of risk within plan assets. FSP No. FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. We are currently evaluating what impact the adoption of this guidance will have on our consolidated financial statements.

FSP No. EITF 03-6-1 – Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, FASB released FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 provides that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, with retrospective application to prior periods. We adopted this guidance effective January 1, 2009. See “—Earnings Per Share” above for additional information.

SFAS No. 161 – Disclosures about Derivative Instruments and Hedging Activities

In March 2008, FASB released SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133,” which requires expanded disclosure intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 amends and expands our disclosure requirements related to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by requiring qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosure about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We adopted this guidance effective January 1, 2009. See Note 3, “Financial and Derivative Instruments, Energy Marketing and Risk Management,” for additional information.

SFAS No. 157 – Fair Value Measurements

In September 2006, FASB released SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In February 2008, FASB issued FSP No. FAS 157-2 which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The non-financial items subject to the deferral include assets and liabilities such as non-financial assets and liabilities assumed in a business combination, reporting units measured at fair value in a goodwill impairment test and asset retirement obligations initially measured at fair value. We adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008. We adopted SFAS No. 157 for non-financial assets and liabilities recognized at fair value on a non-recurring basis effective January 1, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements. See Note 3, “Financial and Derivative Instruments, Energy Marketing and Risk Management,” for additional information.

3. FINANCIAL AND DERIVATIVE INSTRUMENTS, ENERGY MARKETING AND RISK MANAGEMENT

Recurring Fair Value Measurements

The following table provides the amounts and their corresponding level of hierarchy for our assets and liabilities that are measured at fair value.

	Level 1	Level 2	Level 3	Total
	(In Thousands)
As of March 31, 2009
Assets:
Energy Marketing Contracts	$9,280	$59,310	$21,341	$89,931
Nuclear Decommissioning Trust	45,242	28,762	6,564	80,568
Trading Securities (a)	14,183	8,525	—	22,708

Total	$68,705	$96,597	$27,905	$193,207

Liabilities:
Energy Marketing Contracts	$9,346	$61,370	$15,678	$86,394

As of December 31, 2008
Assets:
Energy Marketing Contracts	$1,600	$104,821	$50,827	$157,248
Nuclear Decommissioning Trust	46,997	30,524	8,034	85,555
Trading Securities (a)	13,420	9,503	—	22,923

Total	$62,017	$144,848	$58,861	$265,726

Liabilities:
Energy Marketing Contracts	$1,594	$99,004	$6,286	$106,884

(a)	The total does not include cash and cash equivalents recorded at cost, which are not subject to the fair value requirements set forth in SFAS No. 157.

We do not offset the fair value of energy marketing contracts executed with the same counterparty. As of March 31, 2009, we have recorded $1.7 million for our right to reclaim cash collateral and $0.7 million for our obligation to return cash collateral. As of December 31, 2008, we had recorded $5.1 million for our right to reclaim cash collateral and $4.5 million for our obligation to return cash collateral.

The following table provides reconciliations of assets and liabilities measured at fair value using significant level 3 inputs for the three months ended March 31, 2009, and March 31, 2008.

	Energy Marketing Contracts, net	Nuclear Decommissioning Trust	Net Balance
	(In Thousands)
Balance as of December 31, 2008	$44,541	$8,034	$52,575
Total realized and unrealized gains (losses) included in:
Earnings (a)	1,572	—	1,572
Regulatory assets (b)	(8,662)	—	(8,662)
Regulatory liabilities (b)	(24,819)	(1,470)	(26,289)
Purchases, issuances and settlements	(6,969)	—	(6,969)

Balance as of March 31, 2009	$5,663	$6,564	$12,227

Balance as of January 1, 2008	$41,141	$1,251	$42,392
Total realized and unrealized gains (losses) included in:
Earnings (a)	(3,328)	—	(3,328)
Regulatory liabilities (b)	25,199	—	25,199
Purchases, issuances and settlements	(2,581)	315	(2,266)

Balance as of March 31, 2008	$60,431	$1,566	$61,997

(a)	Unrealized and realized gains and losses included in earnings are reported in sales.
(b)	Regulatory assets and liabilities include changes in the fair value of certain fuel supply and electricity sale contracts.

A portion of the gains and losses contributing to changes in net assets in the above table is unrealized. The following table summarizes the unrealized gains and losses we recognized due to energy marketing activities during the three months ended March 31, 2009 and 2008, attributed to level 3 assets and liabilities still held as of March 31, 2009 and 2008, respectively.

	As of March 31,
	2009	2008
	(In Thousands)
Total unrealized gains (losses) included in:
Earnings	$67	$(1,220)
Regulatory assets (a)	(8,514)	—
Regulatory liabilities (a)	(24,069)	24,001

Total	$(32,516)	$22,781

(a)	Regulatory assets and liabilities include changes in the fair value of certain fuel supply and electricity sale contracts.

Derivative Instruments

We are exposed to market risks from commodity price changes for electricity and other energy-related products and interest rates that could affect our consolidated financial statements. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, we economically hedge a portion of these risks through the use of derivative financial instruments. We use the term economic hedge to mean a strategy designed to manage risks of volatility in prices or rate movements on selected assets, liabilities or anticipated transactions by creating a relationship in which gains or losses on derivative instruments are expected to offset the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks. We do not hold derivative instruments that are designated as hedging instruments as described in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Energy Marketing Activities

We engage in both financial and physical trading to increase profits, manage our commodity price risk and enhance system reliability. Within our energy trading portfolio, we may establish certain positions to economically hedge a portion of physical sale or purchase contracts and we may enter certain positions attempting to take advantage of market trends and conditions. We believe financial instruments help us manage our contractual commitments, reduce our exposure to changes in market prices and take advantage of opportunities in the energy markets. We refer to this activity as energy marketing. As of March 31, 2009, our energy trading portfolio had exposure related to the following energy-related products.

	Unit of Measure	Net Quantity
Electricity	MWh	4,655,214
Natural Gas	MMBtu	2,733,500
Coal	Ton	6,312,500

Net open positions exist, or are established, due to the origination of new transactions and our assessment of, and response to, changing market conditions. To the extent we have net open positions, we are exposed to the risk that changing market prices could have a material adverse impact on our consolidated financial statements.

To manage our exposure to commodity price changes, we use derivative contracts for non-trading purposes. We trade various types of fuel primarily to reduce exposure relative to the volatility of commodity prices. The wholesale power and fuel markets have been extremely volatile. This degree of volatility impacts our costs of power purchased and our participation in energy trades. If we were unable to generate an adequate supply of electricity for our customers, we would purchase power in the wholesale market to the extent it is available, subject to possible transmission constraints, and/or implement curtailment or interruption procedures as permitted in our tariffs and terms and conditions of service.

Additional factors that affect our commodity price exposure are the quantity and availability of fuel used for generation and the quantity of electricity customers consume. Quantities of fossil fuel we use to generate electricity fluctuate from period to period based on availability, price and deliverability of a given fuel type as well as planned and unscheduled outages at our facilities that use fossil fuels and our nuclear plant refueling schedule. Our customers’ electricity usage could also vary from year to year based on weather, the economy or other factors.

We classify derivative instruments that we use to manage commodity price risk inherent in fossil fuel and electricity purchases and sales as energy marketing contracts on our consolidated balance sheets. We report energy marketing contracts representing unrealized gain positions as assets; energy marketing contracts representing unrealized loss positions are reported as liabilities. With the exception of certain fuel supply and electricity sale contracts, which we record as regulatory assets or regulatory liabilities, we include the change in the fair value of energy marketing contracts in sales on our consolidated statements of income.

The following table presents the fair value of derivative instruments related to our energy marketing reflected on our consolidated balance sheets.

Commodity Derivatives Not Designated as Hedging Instruments as of March 31, 2009

Asset Derivatives		Liability Derivatives
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)		(In thousands)
Current assets:		Current liabilities:
Energy marketing contracts	$77,959	Energy marketing contracts	$84,290
Other assets:		Other liabilities:
Energy marketing contracts	11,972	Energy marketing contracts	2,104

Total	$89,931	Total	$86,394

The following table presents how changes in market price resulting from the use of commodity derivative instruments affected our consolidated financial statements for the three months ended March 31, 2009.

Location	Net Gain Recognized	Net Loss Recognized
	(In thousands)
Sales	$3,199	$—
Regulatory assets	—	7,021
Regulatory liabilities	—	(28,852)

In addition to commodity price risk, we are exposed to credit risks associated with the financial condition of counterparties, product location (basis) differentials and other risks. Declines in the creditworthiness of our counterparties could have a material adverse impact on our overall exposure to credit risk. We maintain credit policies with regard to our counterparties that, in management’s view, reduce our overall credit risk to an acceptable level.

We have derivative instruments with commodity exchanges and other counterparties which do not contain objective credit-risk-related contingent features. However, certain of our derivative instruments contain collateral provisions subject to credit agency ratings of our senior unsecured debt. If our senior unsecured debt ratings were to decrease or fall below investment grade, the counterparties to the derivative instruments pursuant to the provisions, could require collateralization on derivative instruments. The aggregate fair value of all derivative instruments with objective credit-risk-related contingent features that were in a liability position as of March 31, 2009, was $8.1 million, for which we had posted no collateral. If all credit-risk-related contingent features underlying these agreements had been triggered as of March 31, 2009, we would have been required to provide to our counterparties $5.8 million of additional collateral after taking into consideration the offsetting impact of derivative assets and net accounts receivable.

4. RATE MATTERS AND REGULATION

KCC Proceedings

Changes in Prices

On January 21, 2009, the Kansas Corporation Commission (KCC) issued an order approving a $130.0 million annual increase in our retail prices. The new prices became effective on February 3, 2009.

On March 6, 2009, the KCC issued an order allowing us to adjust our transmission delivery charge (TDC) to include updated transmission costs that are attributable to the retail portion of our transmission service. This change went into effect on March 13, 2009, and will increase our estimated annual retail revenues by $31.8 million.

On March 17, 2009, we filed an application with the KCC to adjust our environmental cost recovery rider (ECRR) to include costs associated with environmental investments made in 2008. We expect that the KCC will issue an order on our request by May 31, 2009. We estimate that this will increase our annual retail revenues by $32.5 million.

5. TAXES

We recorded income tax expense of $4.4 million with an effective income tax rate of 28% from continuing operations for the three months ended March 31, 2009. We recorded an income tax benefit of $18.2 million with an effective income tax rate of negative 43% for the same period of 2008. The increase in the effective income tax rate for the three months ended March 31, 2009, is due primarily to the recognition of previously unrecognized tax benefits during the first quarter of 2008.

In February 2008, we reached a settlement with the Internal Revenue Service (IRS) for years 1995 through 2002 on issues principally related to the method used to capitalize overheads to electric plant. This settlement resulted in a net earnings benefit of approximately $39.4 million, including interest, in the first quarter of 2008 due to the recognition of previously unrecognized tax benefits.

In January 2009, the Joint Committee on Taxation of the U.S. Congress approved our settlement with the IRS Office of Appeals regarding the re-characterization of the loss we incurred on the sale of Protection One, Inc. (Protection One) from a capital loss to an ordinary loss. The settlement involved a determination of the amount of the net capital loss and net operating loss carryforwards as of December 31, 2004, arising from the sale of Protection One. These loss carryforwards will be used to offset income in years after 2004. On March 31, 2009, we filed amended Federal income tax returns for years 2005, 2006, and 2007 to claim a portion of the tax benefits from the settlement. We expect to realize the remainder of the tax benefits from the settlement in future years. Under an agreement relating to the sale transaction, this settlement will result in our making a payment to Protection One in an amount equal to 50% of the net tax benefit (less certain adjustments) that we receive from the net operating loss carryforward arising from the sale. A non-cash net earnings benefit of approximately $33.0 million, net of the amount we have determined we owe Protection One under the aforementioned agreement, was recorded in discontinued operations in the first quarter of 2009 in recognition of this settlement.

In April 2009, the IRS commenced examinations of our 2007 federal income tax return and the amended federal income tax returns we filed for prior years.

At December 31, 2008, our FASB Interpretation No. (FIN) 48 liability and unrecognized tax benefits were $39.0 million and $92.1 million, respectively. During the first quarter of 2009, the FIN 48 liability decreased from $39.0 million to $8.0 million (net of credit carryforwards of $24.0 million) and the amount of unrecognized tax benefits decreased from $92.1 million to $8.0 million (net of credit carryforwards of $24.0 million). The net decrease in FIN 48 liability and unrecognized tax benefits is primarily attributable to the recognition of $31.8 million of unrecognized tax benefits (net of credit carryforwards utilized on settlement of the FIN 48 liability) due to the completion of the IRS examination of years 2003 and 2004. We do not expect any other significant changes in the FIN 48 liability in the next 12 months. Included in the FIN 48 liability as of March 31, 2009, were $1.5 million (net of tax) of unrecognized tax benefits, which if recognized, would favorably impact our effective income tax rate.

At March 31, 2009, and December 31, 2008, we had $1.4 million and $3.8 million, respectively, accrued for interest on our liability related to unrecognized tax benefits. The decrease was attributable to the reduction in the FIN 48 liability. There were no penalties accrued at either March 31, 2009, or December 31, 2008.

As of March 31, 2009, and December 31, 2008, we maintained reserves of $3.8 million and $3.5 million, respectively, for probable assessments of taxes other than income taxes.

6. COMMITMENTS AND CONTINGENCIES

Environmental Projects

We will continue to make significant capital expenditures at our power plants for environmental air emissions projects. The amount could materially increase or decrease depending on the timing and the nature of required investments, the specific outcomes resulting from interpretation of existing regulations, new regulations, legislation and the resolution of the Environmental Protection Agency (EPA) lawsuit described below. In addition to the capital investment, in the event we install new equipment as a result of the EPA lawsuit, such equipment may cause us to incur significant increases in annual operating and maintenance expense and may reduce net production from our power plants. The degree to which we will need to reduce emissions and the timing of when such emissions controls may be required is uncertain. In addition, our ability to access capital markets and the availability of materials, equipment and contractors may affect the timing and ultimate amount of these capital investments.

The ECRR allows for the more timely inclusion in retail prices of capital expenditures tied directly to environmental improvements, including those required by the Federal Clean Air Act. However, increased operating and maintenance costs can be recovered only through a change in our base rates following a rate review.

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

On March 15, 2005, the EPA issued the Clean Air Mercury Rule. Beginning in 2010, the rule caps permanently and reduces the amount of mercury that may be emitted from coal-fired power plants. However, on February 8, 2008, the U.S. District Court of Appeals for the District of Columbia vacated the Clean Air Mercury Rule. While the ultimate impact of this ruling on our operations is currently unknown, we believe that mercury emissions controls may be required in the future and the costs to comply with these requirements may be material.

EPA Lawsuit

Under Section 114(a) of the Federal Clean Air Act, the EPA is conducting investigations nationwide to determine whether modifications at coal-fired power plants are subject to the New Source Review permitting program or New Source Performance Standards. These investigations focus on whether projects at coal-fired plants were routine maintenance or whether the projects were substantial modifications that could reasonably have been expected to result in a significant net increase in emissions. The New Source Review program requires companies to obtain permits and, if necessary, install control equipment to address emissions when making a major modification or a change in operation if either is expected to cause a significant net increase in emissions.

On January 22, 2004, the EPA notified us that certain projects completed at Jeffrey Energy Center violated certain requirements of the New Source Review program. On February 4, 2009, the Department of Justice (DOJ), on behalf of the EPA, filed a lawsuit against us in U.S. District Court in the District of Kansas asserting substantially the same claims. A decision in favor of the DOJ and the EPA, or a settlement prior to such a decision, if reached, could require us to update or install emissions controls at Jeffrey Energy Center. Additionally, we might be required to update or install emissions controls at our other coal-fired plants, pay fines or penalties or take other remedial action. Our ultimate costs to resolve this lawsuit could be material. We believe that costs related to updating or installing emissions controls would qualify for recovery in the prices we are allowed to charge our customers. However, if a penalty is assessed against us, the penalty could be material and possibly may not be recovered in prices. We expect to incur substantial legal fees and expenses related to the defense of this lawsuit. We are not able to estimate the possible loss or range of loss at this time.

FERC Investigation

We are responding to a preliminary, non-public investigation by the Federal Energy Regulatory Commission (FERC) of our use of transmission service between July 2006 and February 2008. On May 7, 2009, FERC staff advised us that it has preliminarily concluded that we have been improperly using secondary network transmission service to facilitate off-system wholesale power sales in violation of applicable FERC orders and Southwest Power Pool (SPP) tariffs. FERC staff alleges we received $14.3 million of unjust profits through such activities. We do not agree with this amount and we continue to believe that our use of transmission service was in compliance with FERC orders and SPP tariffs. We are now beginning a review of transactions that FERC has identified and the preparation of a response. We are unable to predict the outcome of this investigation or its impact on our consolidated financial statements, but an adverse outcome could result in refunds and fines, the amounts of which could be material.

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

7. LEGAL PROCEEDINGS

In late 2002, two of our executive officers resigned or were placed on administrative leave from their positions. Our board of directors determined that their employment was terminated for cause. In June 2003, we filed a demand for arbitration with the American Arbitration Association asserting claims against them arising out of their previous employment and seeking to avoid payment of compensation not yet paid to them under various plans and agreements. They filed counterclaims against us alleging substantial damages related to the termination of their employment. As of March 31, 2009, we had accrued liabilities of $74.2 million for compensation not yet paid to them and $6.7 million for legal fees and expenses they have incurred. As of December 31, 2008, we had accrued liabilities of $74.9 million for compensation not yet paid to them and $6.8 million for legal fees and expenses they have incurred. The arbitration has been stayed pending final resolution of criminal charges filed by the United States Attorney’s Office against them in U.S. District Court in the District of Kansas. We intend to vigorously defend against the counterclaims they filed in the arbitration. We are unable to predict the ultimate impact of this matter on our consolidated financial statements.

We and our subsidiaries are involved in various other legal, environmental and regulatory proceedings. We believe that adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect on our consolidated financial statements.

See also Note 6, “Commitments and Contingencies.”

8. INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

The following table summarizes the net periodic costs for our pension and post-retirement benefit plans.

	Pension Benefits		Post-retirement Benefits
Three Months Ended March 31,	2009	2008	2009	2008
	(In Thousands)
Components of Net Periodic Cost:
Service cost	$2,936	$2,570	$402	$375
Interest cost	9,559	8,977	1,991	2,004
Expected return on plan assets	(9,571)	(10,062)	(1,196)	(1,063)
Amortization of unrecognized:
Transition obligation, net	—	—	983	983
Prior service costs	666	636	397	353
Actuarial loss, net	3,565	2,085	319	351

Net periodic cost	$7,155	$4,206	$2,896	$3,003

In our 2008 Form 10-K, we indicated that we expected to contribute $51.9 million to the Westar Energy pension trust during 2009. As a result of recent guidance issued by the U.S. Department of the Treasury clarifying the assumptions underlying our pension plan, we now expect to contribute $33.6 million in 2009.

9. WOLF CREEK INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

As a co-owner of Wolf Creek, KGE is indirectly responsible for 47% of the liabilities and expenses associated with the Wolf Creek pension and post-retirement plans. The following table summarizes the net periodic costs for KGE’s 47% share of the Wolf Creek pension and post-retirement benefit plans.

	Pension Benefits		Post-retirement Benefits
Three Months Ended March 31,	2009	2008	2009	2008
	(In Thousands)
Components of Net Periodic Cost:
Service cost	$878	$844	$51	$57
Interest cost	1,566	1,417	132	129
Expected return on plan assets	(1,184)	(1,176)	—	—
Amortization of unrecognized:
Transition obligation, net	14	14	15	14
Prior service costs	11	14	—	—
Actuarial loss, net	597	410	59	55

Net periodic cost	$1,882	$1,523	$257	$255

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We are the largest electric utility in Kansas. We produce, transmit and sell electricity at retail in Kansas and at wholesale in a multi-state region in the central United States under the regulation of the KCC and the FERC.

In Management’s Discussion and Analysis, we discuss our general financial condition, significant changes that occurred during 2009 and our operating results for the three months ended March 31, 2009 and 2008. As you read Management’s Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

SUMMARY OF SIGNIFICANT ITEMS

Decrease in Net Income

Net income decreased $17.0 million, or 28%, compared to last year. Settlements with the IRS occurring in the first quarters of both 2009 and 2008 accounted for $6.4 million of this decrease.

During the first quarter of 2008, we reached a settlement with the IRS for years 1995 through 2002 regarding issues principally related to the method used to capitalize overheads to electric plant. This settlement resulted in a first quarter 2008 net earnings benefit from continuing operations of approximately $39.4 million, including interest. This settlement also reduced our assessment of uncertain tax liabilities; therefore, we reversed $17.8 million of accrued interest related to uncertain tax liabilities in the first quarter of 2008.

In January 2009, we reached a settlement with the IRS for years 2003 and 2004 associated with the re-characterization of a portion of the loss we incurred on the sale of Protection One from a capital loss to an ordinary loss. This settlement resulted in a first quarter 2009 non-cash net earnings benefit from discontinued operations of approximately $33.0 million, or $0.30 per share, net of the amounts due to Protection One pursuant to the agreement related to the sale of Protection One.

Retail sales decreased 319,000 megawatt hours (MWh), or 7%, this quarter compared to the same period in 2008. As a result of prevailing economic conditions, certain of our industrial and commercial customers have reduced their demand for electricity. Additionally, because 2008 was a leap year, we had one day less of sales. Notwithstanding decreased retail MWh sales, retail revenues increased $22.6 million, or 8%, during the three months ended March 31, 2009, compared to the same period last year. This increase is due principally to our having increased our prices in accordance with regulatory authority.

Despite increased retail revenues and lower fuel and purchased power expense, net income decreased due principally to increases in our other operating expenses. Depreciation expense increased due primarily to the addition of generating plant, pollution control equipment, wind generation and transmission facilities in the past year. In addition, we experienced higher pension expense and increased maintenance costs at our power plants and for our distribution system.

Increases in Prices

On January 21, 2009, the KCC issued an order approving a $130.0 million annual increase in our retail prices. The new prices became effective on February 3, 2009.

On March 6, 2009, the KCC issued an order allowing us to adjust our TDC to include updated transmission costs that are attributable to the retail portion of our transmission service. This change went into effect on March 13, 2009, and will increase our estimated annual retail revenues by $31.8 million.

Reduction in Planned Capital Expenditures

Due to the continued volatility in the capital markets and higher capital costs generally, we have reduced our anticipated capital expenditures for 2010 and 2011 by $366.8 million and $134.1 million, respectively, from what we reported in our 2008 Form 10-K. See “—Future Cash Requirements” below for additional information.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with GAAP. Note 2 of the Notes to Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies,” contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions by management. The policies highlighted in our 2008 Form 10-K have an impact on our reported results that may be material due to the levels of judgment and subjectivity necessary to account for uncertain matters or their susceptibility to change.

From December 31, 2008 through March 31, 2009, we have not experienced any significant changes in our critical accounting estimates. For additional information, see our 2008 Form 10-K.

OPERATING RESULTS

We evaluate operating results based on earnings per share. We have various classifications of sales, defined as follows:

Retail: Sales of energy made to residential, commercial and industrial customers.

Other retail: Sales of energy for lighting public streets and highways, net of revenue subject to refund.

Wholesale: Sales of energy to electric cooperatives, municipalities and other electric utilities, the prices for which are generally either based on cost or based on prevailing market prices as prescribed by FERC authority. This category also includes changes in valuations of contracts for the sale of such energy that have yet to settle. Margins realized from these sales serve to lower our retail prices.

Energy marketing: Includes: (i) transactions based on market prices generally unrelated to the production of our generating assets; (ii) financially settled products and physical transactions sourced outside our control area; (iii) fees we earn for marketing services that we provide for third parties; and (iv) changes in valuations of contracts related to such transactions that have yet to settle.

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

Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008

Below we discuss our operating results for the three months ended March 31, 2009, compared to the results for the three months ended March 31, 2008. Changes in results of operations shown in the table immediately below are further explained in the descriptions that follow.

	Three Months Ended March 31,
	2009	2008	Change	% Change
	(In Thousands, Except Per Share Amounts)
SALES:
Residential	$120,654	$108,225	$12,429	11.5
Commercial	107,287	95,909	11,378	11.9
Industrial	63,805	64,079	(274)	(0.4)
Other retail	(1,085)	(117)	(968)	(827.4)

Total Retail Sales	290,661	268,096	22,565	8.4
Wholesale	85,744	103,179	(17,435)	(16.9)
Energy marketing	13,382	2,956	10,426	352.7
Transmission (a)	26,897	26,209	688	2.6
Other	5,083	6,387	(1,304)	(20.4)

Total Sales	421,767	406,827	14,940	3.7

OPERATING EXPENSES:
Fuel and purchased power	140,644	146,449	(5,805)	(4.0)
Operating and maintenance	122,167	116,018	6,149	5.3
Depreciation and amortization	58,214	48,896	9,318	19.1
Selling, general and administrative	47,982	41,656	6,326	15.2

Total Operating Expenses	369,007	353,019	15,988	4.5

INCOME FROM OPERATIONS	52,760	53,808	(1,048)	(1.9)

OTHER INCOME (EXPENSE):
Investment loss	(792)	(1,704)	912	53.5
Other income	3,257	5,817	(2,560)	(44.0)
Other expense	(4,561)	(4,335)	(226)	(5.2)

Total Other Expense	(2,096)	(222)	(1,874)	(844.1)

Interest expense	35,077	10,690	24,387	228.1

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	15,587	42,896	(27,309)	(63.7)
Income tax expense (benefit)	4,401	(18,240)	22,641	124.1

INCOME FROM CONTINUING OPERATIONS	11,186	61,136	(49,950)	(81.7)
Results of discontinued operations, net of tax	32,978	—	32,978	(b )

NET INCOME	44,164	61,136	(16,972)	(27.8)
Preferred dividends	242	242	—	—

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$43,922	$60,894	$(16,972)	(27.9)

BASIC EARNINGS PER SHARE	$0.40	$0.62	$(0.22)	(35.5)

(a)	Transmission: Includes an SPP network transmission tariff. For the three months ended March 31, 2009, our SPP network transmission costs were $20.7 million. This amount, less $3.9 million retained by the SPP as administration cost, was returned to us as revenue. For the three months ended March 31, 2008, our SPP network transmission costs were $22.4 million with an administration cost of $3.0 million retained by the SPP.

(b)	Change greater than 1000%.

The following table reflects changes in electric sales volumes, as measured by thousands of MWh of electricity. No sales volumes are shown for energy marketing, transmission or other. Energy marketing activities, generally, are unrelated to electricity we generate.

	Three Months Ended March 31,
	2009	2008	Change	% Change
	(Thousands of MWh)
Residential	1,518	1,590	(72)	(4.5)
Commercial	1,612	1,665	(53)	(3.2)
Industrial	1,202	1,394	(192)	(13.8)
Other retail	21	23	(2)	(8.7)

Total Retail	4,353	4,672	(319)	(6.8)
Wholesale	2,682	2,572	110	4.3

Total	7,035	7,244	(209)	(2.9)

	2009	2008	Change	% Change
	(Sales In Thousands of Dollars, Volumes in Thousands of MWh)
Residential sales	$120,654	$108,225	$12,429	11.5
Residential sales volumes	1,518	1,590	(72)	(4.5)

Commercial sales	107,287	95,909	11,378	11.9
Commercial sales volumes	1,612	1,665	(53)	(3.2)

Industrial sales	63,805	64,079	(274)	(0.4)
Industrial sales volumes	1,202	1,394	(192)	(13.8)

Other retail sales	(1,085)	(117)	(968)	(827.4)
Other retail sales volumes	21	23	(2)	(8.7)

Total retail sales	290,661	268,096	22,565	8.4
Total retail sales volumes	4,353	4,672	(319)	(6.8)

Retail sales increased due principally to increases in our retail prices as discussed in “—Increases in Prices” above. Partially offsetting the effects of the price increases was a 7% decrease in total retail MWh sales. Industrial MWh sales decreased 14% due principally to the effects of a weaker economy, which served to reduce industrial demand for electricity. However, price increases mitigated this impact, leaving the industrial revenues virtually unchanged. Residential MWh sales decreased 5% attributable principally to warmer weather and one less day of sales compared to last year, which was a leap year. As measured by heating degree days, the weather during 2009 was 13% warmer than during 2008. Also contributing to the increase in retail sales was the recovery of $16.4 million in higher fuel and purchased power costs.

	2009	2008	Change	% Change
	(Sales In Thousands of Dollars, Volumes in Thousands of MWh)
Wholesale sales	$85,744	$103,179	$(17,435)	(16.9)
Wholesale sales volumes	2,682	2,572	110	4.3

Wholesale sales decreased due principally to a 15% lower average market price for these sales compared to the same period last year. Partially offsetting the lower average market price was a 4% increase in MWh sales.

	2009	2008	Change	% Change
	(In Thousands)
Energy marketing	$13,382	$2,956	$10,426	352.7

Energy marketing increased due primarily to our having settled forward contracts for the sale of electricity on favorable terms.

	2009	2008	Change	% Change
	(In Thousands)
Fuel and purchased power	$140,644	$146,449	$(5,805)	(4.0)

Fuel and purchased power expense decreased for the three months ended March 31, 2009, when compared to the same period last year. The decrease in fuel and purchased power expense is a result of our having produced and purchased fewer MWh and lower fuel and purchased power prices. During this period last year, scheduled maintenance outages at some of our plants resulted in us purchasing more power from other sources. During the period ended March 31, 2009, we purchased 23% less power due primarily to Wolf Creek not having had a scheduled maintenance outage. This, in addition to a 39% decrease in the average price of purchased power, resulted in a $17.8 million decrease in purchased power expense.

	2009	2008	Change	% Change
	(In Thousands)
Operating and maintenance	$122,167	$116,018	$6,149	5.3

Operating and maintenance expense increased due primarily to higher maintenance costs of $4.9 million for our power plants and electrical distribution system. La Cygne Station had a scheduled maintenance outage in 2009 resulting in a $1.6 million increase in operating and maintenance expense. In addition, effective with the recovery of storm costs in our prices in accordance with regulatory authority, we expensed $1.4 million of storm costs that was previously deferred.

	2009	2008	Change	% Change
	(In Thousands)
Depreciation and amortization	$58,214	$48,896	$9,318	19.1

We completed a number of large construction projects in the past year. As a result, depreciation and amortization expense increased primarily to reflect the addition of generating plant, pollution control equipment, wind generation and transmission facilities.

	2009	2008	Change	% Change
	(In Thousands)
Selling, general and administrative	$47,982	$41,656	$6,326	15.2

The increase in selling, general and administrative expense was due primarily to a $5.1 million increase in pension and other employee benefit costs. The increase in pension costs was attributable primarily to lower than expected investment returns on pension assets during 2008.

	2009	2008	Change	% Change
	(In Thousands)
Other income	$3,257	$5,817	$(2,560)	(44.0)

Other income decreased due principally to our having recorded $2.6 million of equity AFUDC for the three months ended March 31, 2009, compared to recording $5.4 million of equity AFUDC for the same period last year. The decrease in equity AFUDC was attributable to the completion of several large construction projects in the past year.

	2009	2008	Change	% Change
	(In Thousands)
Interest expense	$35,077	$10,690	$24,387	228.1

Last year we reversed $17.8 million of accrued interest associated with uncertain tax liabilities, which significantly reduced interest expense. We did not record such a reversal for the three months ended March 31, 2009, and as a result, our interest expense is much higher this year. Absent this reversal, interest expense increased $6.6 million compared to last year due principally to interest on additional debt issued in 2008 to fund capital investments.

	2009	2008	Change	% Change
	(In Thousands)
Income tax expense	$4,401	$(18,240)	$22,641	124.1

Last year we recognized $28.7 million of previously unrecognized tax benefits associated with uncertain tax liabilities. We did not recognize similar tax benefits this year in continuing operations, and as a result, report much higher income tax expense.

FINANCIAL CONDITION

Below we discuss significant balance sheet changes as of March 31, 2009, compared to December 31, 2008.

The fair market value of net energy marketing contracts decreased $46.8 million to $3.5 million at March 31, 2009. This was due primarily to decreases in coal prices which resulted in unfavorable changes in the market value of a fuel supply contract that was outstanding the entire period.

We have more borrowed under the Westar Energy revolving credit facility, resulting in short-term debt that was $83.6 million higher than at December 31, 2008. The funds were used primarily for capital investments.

Obligations under capital leases decreased $8.8 million due primarily to our having made a scheduled payment related to our 8% leasehold interest in Jeffrey Energy Center.

Other long-term liabilities decreased $33.7 million due primarily to a decrease in our FIN 48 liability and related accrued interest upon settlement of an IRS examination. See Note 5 of the Notes to Condensed Consolidated Financial Statements, “Taxes.”

LIQUIDITY AND CAPITAL RESOURCES

Overview

Available sources of funds to operate our business include internally generated cash, Westar Energy’s revolving credit facility and access to capital markets. In the latter part of 2008 and continuing into 2009, capital markets have experienced unprecedented volatility. As a result, capital has been more costly and more difficult to obtain. In light of this volatility and the unpredictability of how long these capital market conditions will persist, we have reduced or delayed construction spending and other capital outlays in order to manage liquidity. See “– Future Cash Requirements” below for additional information. Uncertainties affecting our ability to meet cash requirements include, among others, factors affecting sales described in “– Operating Results” above, economic conditions, regulatory actions, compliance with environmental regulations and conditions in the capital markets.

Capital Resources

As of April 29, 2009, Westar Energy had a $730.0 million revolving credit facility under which $283.3 million had been borrowed and an additional $22.7 million of letters of credit had been issued. In addition, we had $18.3 million in cash and cash equivalents as of the same date.

Cash Flows from Operating Activities

Operating activities provided $103.1 million of cash in the three months ended March 31, 2009, compared with cash provided from operating activities of $10.7 million in the same period of 2008. During the three months ended March 31, 2008, we paid $53.2 million to restore our electrical system which was severely damaged by an ice storm in December 2007. We did not make similar payments during the three months ended March 31, 2009. Also contributing to the increase was our having paid $31.6 million less for fuel and purchased power and our having received a $9.2 million net income tax refund this year.

Cash Flows used in Investing Activities

Investing activities used $150.9 million of cash in the three months ended March 31, 2009, compared with $183.5 million during the same period of 2008. We spent $151.9 million in the three months ended March 31, 2009, and $182.9 million in the same period of 2008 on additions to utility property, plant and equipment. This decrease is due primarily to our having spent less for environmental and generation projects.

Cash Flows from Financing Activities

Financing activities in the three months ended March 31, 2009, provided $44.3 million of cash compared with $173.1 million in the same period of 2008. In the three months ended March 31, 2009, proceeds from short-term debt provided $83.6 million and we used cash to pay $29.8 million in dividends. In the three months ended March 31, 2008, short-term debt provided $149.4 million, proceeds from the issuance of common stock provided $52.4 million and we used cash to pay $23.5 million in dividends. The decrease in cash provided from financing activities is due principally to our having completed environmental and generation projects in 2008 which required substantial amounts of capital.

Future Cash Requirements

Due to the continued volatility in the capital markets and higher capital costs generally, we have reduced our anticipated capital expenditures for 2010 and 2011 by $366.8 million and $134.1 million, respectively, from what we reported in our 2008 Form 10-K. Our current plans anticipate capital expenditures for 2009 through 2011 as shown in the following table. We expect to meet these cash needs with internally generated cash flow, borrowings under Westar Energy’s revolving credit facility and through the issuance of securities in the capital markets.

	2009	2010	2011
	(In Thousands)
Generation:
Replacements and other	$113,700	$82,600	$86,900
Additional capacity	39,200	12,300	10,200
Wind generation	2,200	—	—
Environmental	83,900	127,900	357,700
Nuclear fuel	23,000	30,100	24,400
Transmission (a)	132,500	214,800	163,400
Distribution:
Replacements and other	47,800	53,700	52,600
New customers	51,300	53,900	56,300
Other	7,700	20,200	21,400

Total capital expenditures	$501,300	$595,500	$772,900

(a)	Includes $9,000 in 2010 and $26,100 in 2011 for expenditures related to Prairie Wind Transmission.

Debt Covenants

Some of our debt instruments contain restrictions that require us to maintain leverage ratios as defined in the credit agreements. We calculate these ratios in accordance with our credit agreements. These ratios are used solely to determine compliance with our various debt covenants. We were in compliance with these covenants as of March 31, 2009.

Credit Ratings

Moody’s Investors Service (Moody’s), Standard & Poor’s Ratings Group (S&P) and Fitch Investors Service (Fitch) are independent credit-rating agencies that rate our debt securities. These ratings indicate each agency’s assessment of our ability to pay interest and principal when due on our securities.

On April 28, 2009, S&P changed its rating outlook for Westar Energy and KGE debt securities from stable to positive. As of April 29, 2009, our ratings with the agencies and the outlooks for these ratings are as shown in the table below.

	Westar Energy First Mortgage Bond Rating	KGE First Mortgage Bond Rating	Westar Energy Unsecured Debt	Rating Outlook
Moody’s	Baa2	Baa2	Baa3	Stable
S&P	BBB	BBB	BBB-	Positive
Fitch	BBB+	BBB+	BBB	Stable

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

Certain of our derivative instruments contain collateral provisions subject to credit agency ratings of our senior unsecured debt. If our senior unsecured debt ratings were to decrease or fall below investment grade, the counterparties to the derivative instruments, pursuant to the provisions, could require collateralization on derivative instruments. The aggregate fair value of all derivative instruments with objective credit risk-related contingent features that were in a liability position as of March 31, 2009, was $8.1 million, for which we had posted no collateral. If all credit-risk-related contingent features underlying these agreements had been triggered as of March 31, 2009, we would have been required to provide to our counterparties $5.8 million of additional collateral after taking into consideration the offsetting impact of derivative assets and net accounts receivable.

OFF-BALANCE SHEET ARRANGEMENTS

From December 31, 2008, through March 31, 2009, there have been no material changes in our off-balance sheet arrangements. For additional information, see our 2008 Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Pension and Post-Retirement Benefit Obligations

In our 2008 Form 10-K, our contractual cash obligations included expected pension and post-retirement benefit contributions of $76.0 million in 2009. As a result of recent guidance issued by the U.S. Department of the Treasury clarifying assumptions underlying our pension and post-retirement benefit plans, we now expect to contribute $57.7 million during 2009. For the three months ended March 31, 2009, we contributed $8.2 million to our pension and post-retirement benefit plans.

From December 31, 2008, through March 31, 2009, there have been no other material changes outside the ordinary course of business in our contractual obligations and commercial commitments. For additional information, see our 2008 Form 10-K.

OTHER INFORMATION

Fair Value of Energy Marketing and Fuel Contracts

The tables below show the fair value of energy marketing contracts that were outstanding as of March 31, 2009, their sources and maturity periods.

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding as of December 31, 2008	$50,364
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	(11,036)
Changes in fair value of contracts outstanding at the beginning and end of the period	(32,303)
Fair value of new contracts entered into during the period	(3,488)

Fair value of contracts outstanding as of March 31, 2009 (a)	$3,537

(a)	Approximately $6.0 million and $7.5 million of the fair value of energy marketing contracts is recognized as a regulatory asset and regulatory liability, respectively.

The sources of the fair values of the financial instruments related to these contracts as of March 31, 2009, are summarized in the following table.

	Fair Value of Contracts at End of Period
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity Over 5 Years
	(In Thousands)
Prices actively quoted (futures)	$(66)	$(66)	$—	$—	$—
Prices provided by other external sources (swaps and forwards)	4,319	(6,961)	5,190	4,473	1,617
Prices based on option pricing models (options and other) (a)	(716)	696	(423)	(875)	(114)

Total fair value of contracts outstanding	$3,537	$(6,331)	$4,767	$3,598	$1,503

(a)	Options are priced using a series of techniques, such as the Black option pricing model.

New Accounting Pronouncements

We prepare our condensed consolidated financial statements in accordance with GAAP for the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. To address current issues in accounting, regulatory bodies have issued the following new accounting pronouncements that may affect our accounting or disclosure.

FSP No. FAS 157-4 – Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, FASB released FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for an asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

FSP No. FAS 115-2 and FAS 124-2 – Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, FASB released FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which changes how other-than-temporary impairments of investments in debt securities are recognized and measured. This FSP also provides for changes in the presentation and disclosure requirements surrounding other-than-temporary impairments of investments in debt and equity securities. FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

FSP No. FAS 107-1 and APB 28-1 – Interim Disclosures about Fair Value of Financial Instruments

In April 2009, FASB released FSP No. FAS 107-1 and APB Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

FSP No. FAS 132(R)-1 – Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, FASB released FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which requires enhanced disclosures about the plan assets of defined benefit pension and other postretirement benefit plans. These disclosures include how investment allocation decisions are made, the factors pertinent to understanding investment policies and strategies, the fair value of each major category of plan assets for pension plans and other postretirement benefit plans separately, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets and significant concentrations of risk within plan assets. FSP No. FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. We are currently evaluating what impact the adoption of this guidance will have on our consolidated financial statements.

FSP No. EITF 03-6-1 – Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, FASB released FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 provides that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, with retrospective application to prior periods. We adopted this guidance effective January 1, 2009. See Note 2 of the Notes to Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for additional information.

SFAS No. 161 – Disclosures about Derivative Instruments and Hedging Activities

In March 2008, FASB released SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133,” which requires expanded disclosure intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 amends and expands our disclosure requirements related to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by requiring qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosure about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We adopted this guidance effective January 1, 2009. See Note 3 of the Notes to Condensed Consolidated Financial Statements, “Financial and Derivative Instruments, Energy Marketing and Risk Management,” for additional information.

SFAS No. 157 – Fair Value Measurements

In September 2006, FASB released SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In February 2008, FASB issued FSP No. FAS 157-2 which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The non-financial items subject to the deferral include assets and liabilities such as non-financial assets and liabilities assumed in a business combination, reporting units measured at fair value in a goodwill impairment test and asset retirement obligations initially measured at fair value. We adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008. We adopted SFAS No. 157 for non-financial assets and liabilities recognized at fair value on a non-recurring basis effective January 1, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements. See Note 3 of the Notes to Condensed Consolidated Financial Statements, “Financial and Derivative Instruments, Energy Marketing and Risk Management,” for additional information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in commodity prices, debt and equity instrument values and interest rates. Experience in the capital markets in the latter part of 2008 and early in 2009 has revealed more volatility in these markets than typically has been exhibited in the past. This results in greater market risk. For additional information, see our 2008 Form 10-K, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4.	CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports under the Act is accumulated and communicated to management, including the chief executive officer and the chief financial officer, allowing timely decisions regarding required disclosure. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information on other legal proceedings is set forth in Notes 6 and 7 of the Notes to Condensed Consolidated Financial Statements, “Commitments and Contingencies – EPA Lawsuit – FERC Investigation” and “Legal Proceedings,” respectively, which are incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There were no material changes in our risk factors from December 31, 2008, through March 31, 2009. For additional information, see our 2008 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

23.1	Consent of Larry D. Irick (included in his opinion filed as Exhibit 5.1 to the Form 8-K filed on March 13, 2009)

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended March 31, 2009

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended March 31, 2009

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended March 31, 2009 (furnished and not to be considered filed as part of the Form 10-Q)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAR ENERGY, INC.

Date:	May 8, 2009	By:	/s/ Mark A. Ruelle
Mark A. Ruelle,
Executive Vice President and Chief Financial Officer