Form 10-Q
period 2009-09-30
WESTAR ENERGY INC /KS
filed 2009-10-29
CIK 54507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	109,029,629 shares
(Class)	(Outstanding at October 22, 2009)

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

•	the impact of changes in estimates regarding our Wolf Creek Generating Station decommissioning obligation,

•	the impact of adverse changes in market conditions potentially resulting in the need for additional funding for the nuclear decommissioning and pension trusts,

•	changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown or required modification of nuclear generating facilities,

•	uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel storage and disposal,

•	homeland and information security considerations,

•	coal, natural gas, uranium, diesel, oil and wholesale electricity prices,

•	cost, availability and timely provision of equipment, supplies, labor and fuel we need to operate our business, and

•	other circumstances affecting anticipated operations, revenues and costs.

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

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition
2008 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2008
AFUDC	Allowance for Funds Used During Construction
ARO	Asset retirement obligation
CO2	Carbon dioxide
Codification	FASB Accounting Standards Codification
COLI	Corporate-owned life insurance
DOJ	Department of Justice
EPA	Environmental Protection Agency
EPS	Earnings per share
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Investors Service
GAAP	Generally Accepted Accounting Principles
IRS	Internal Revenue Service
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
KGE	Kansas Gas and Electric Company
kV	Kilovolt
MMBtu	Millions of British Thermal Units
Moody’s	Moody’s Investors Service
MWh	Megawatt hours
OTC	Over-the-counter
RECA	Retail Energy Cost Adjustment
RSUs	Restricted share units
S&P	Standard & Poor’s Ratings Group
SEC	Securities and Exchange Commission
SPP	Southwest Power Pool
Wolf Creek	Wolf Creek Generating Station

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WESTAR ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,748	$22,914
Accounts receivable, net of allowance for doubtful accounts of $4,379 and $4,810, respectively	213,434	199,116
Inventories and supplies, net	200,206	204,297
Energy marketing contracts	59,277	131,647
Taxes receivable	65,445	36,462
Deferred tax assets	13,379	16,416
Prepaid expenses	11,163	33,419
Regulatory assets	75,306	79,783
Other	15,652	19,077

Total Current Assets	657,610	743,131

PROPERTY, PLANT AND EQUIPMENT, NET	5,748,303	5,533,521

OTHER ASSETS:
Regulatory assets	812,007	872,487
Nuclear decommissioning trust	106,063	85,555
Energy marketing contracts	11,762	25,601
Other	235,860	182,964

Total Other Assets	1,165,692	1,166,607

TOTAL ASSETS	$7,571,605	$7,443,259

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,331	$146,366
Short-term debt	167,232	174,900
Accounts payable	117,969	195,683
Accrued taxes	67,660	44,008
Energy marketing contracts	65,486	104,622
Accrued interest	65,757	42,142
Regulatory liabilities	33,763	31,123
Other	138,747	133,565

Total Current Liabilities	657,945	872,409

LONG-TERM LIABILITIES:
Long-term debt, net	2,490,939	2,192,538
Obligation under capital leases	108,927	117,909
Deferred income taxes	975,380	1,004,920
Unamortized investment tax credits	128,452	59,386
Deferred gain from sale-leaseback	109,905	114,027
Accrued employee benefits	471,192	526,177
Asset retirement obligations	118,025	95,083
Energy marketing contracts	1,783	2,262
Regulatory liabilities	98,453	91,934
Other	123,183	155,612

Total Long-Term Liabilities	4,626,239	4,359,848

COMMITMENTS AND CONTINGENCIES (see Notes 7 and 8)
TEMPORARY EQUITY	3,440	3,422

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock, par value $100 per share; authorized 600,000 shares; issued and outstanding 214,363 shares	21,436	21,436
Common stock, par value $5 per share; authorized 150,000,000 shares; issued and outstanding 108,897,439 shares and 108,311,135 shares, respectively	544,487	541,556
Paid-in capital	1,335,901	1,326,391
Retained earnings	382,157	318,197

Total Shareholders’ Equity	2,283,981	2,207,580

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,571,605	$7,443,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,
	2009	2008
REVENUES	$528,534	$574,853

OPERATING EXPENSES:
Fuel and purchased power	141,470	220,140
Operating and maintenance	130,295	107,672
Depreciation and amortization	64,516	51,966
Selling, general and administrative	41,920	50,802

Total Operating Expenses	378,201	430,580

INCOME FROM OPERATIONS	150,333	144,273

OTHER INCOME (EXPENSE):
Investment earnings (losses)	3,986	(2,986)
Other income	1,217	12,796
Other expense	(4,539)	(4,517)

Total Other Income	664	5,293

Interest expense	41,599	31,920

INCOME FROM OPERATIONS BEFORE INCOME TAXES	109,398	117,646
Income tax expense	28,256	29,361

NET INCOME	81,142	88,285
Preferred dividends	242	242

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$80,900	$88,043

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING (See Note 2)	$0.73	$0.80

Average equivalent common shares outstanding	109,753,036	108,714,778
DIVIDENDS DECLARED PER COMMON SHARE	$0.30	$0.29

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
REVENUES	$1,418,113	$1,432,899

OPERATING EXPENSES:
Fuel and purchased power	402,622	557,944
Operating and maintenance	392,272	354,656
Depreciation and amortization	186,544	150,467
Selling, general and administrative	143,540	136,712

Total Operating Expenses	1,124,978	1,199,779

INCOME FROM OPERATIONS	293,135	233,120

OTHER INCOME (EXPENSE):
Investment earnings (losses)	8,516	(2,902)
Other income	5,627	22,956
Other expense	(11,441)	(11,179)

Total Other Income	2,702	8,875

Interest expense	116,769	72,920

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	179,068	169,075
Income tax expense	48,354	13,808

INCOME FROM CONTINUING OPERATIONS	130,714	155,267
Results of discontinued operations, net of tax	32,978	—

NET INCOME	163,692	155,267
Preferred dividends	727	727

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$162,965	$154,540

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING (See Note 2):
Basic earnings available from continuing operations	$1.18	$1.50
Discontinued operations, net of tax	0.30	—

Basic earnings per common share	$1.48	$1.50

Diluted earnings available from continuing operations	$1.18	$1.50
Discontinued operations, net of tax	0.30	—

Diluted earnings per common share	$1.48	$1.50

Average equivalent common shares outstanding	109,542,500	102,311,608
DIVIDENDS DECLARED PER COMMON SHARE	$0.90	$0.87

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$163,692	$155,267
Discontinued operations, net of tax	(32,978)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	186,544	150,467
Amortization of nuclear fuel	12,810	9,975
Amortization of deferred gain from sale-leaseback	(4,121)	(4,121)
Amortization of corporate-owned life insurance	15,746	8,616
Non-cash compensation	3,933	3,605
Net changes in energy marketing assets and liabilities	6,256	(5,790)
Accrued liability to certain former officers	1,386	(694)
Net deferred income taxes and credits	59,663	25,565
Stock-based compensation excess tax benefits	(359)	(470)
Allowance for equity funds used during construction	(4,064)	(13,365)
Changes in working capital items, net of acquisitions and dispositions:
Accounts receivable	(14,317)	(31,962)
Inventories and supplies	4,091	(5,859)
Prepaid expenses and other	(7,042)	(47,501)
Accounts payable	(39,006)	(52,170)
Accrued taxes	28,280	84,697
Other current liabilities	74,511	(22,177)
Changes in other assets	24,485	11,237
Changes in other liabilities	(71,469)	(64,176)

Cash flows from operating activities	408,041	201,144

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(460,779)	(709,795)
Investment in corporate-owned life insurance	(17,724)	(18,720)
Purchase of securities within the nuclear decommissioning trust fund	(36,651)	(188,959)
Sale of securities within the nuclear decommissioning trust fund	34,501	187,879
Proceeds from investment in corporate-owned life insurance	1,596	1,732
Investment in affiliated company	(800)	—
Other investing activities	2,157	1,081

Cash flows used in investing activities	(477,700)	(726,782)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(7,668)	110,367
Proceeds from long-term debt	297,507	200,524
Retirements of long-term debt	(146,494)	(50,997)
Repayment of capital leases	(9,682)	(9,467)
Borrowings against cash surrender value of corporate-owned life insurance	8,530	62,525
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(3,422)	(2,383)
Stock-based compensation excess tax benefits	359	470
Issuance of common stock, net	3,279	292,712
Cash dividends paid	(91,916)	(79,567)

Cash flows from financing activities	50,493	524,184

NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,166)	(1,454)
CASH AND CASH EQUIVALENTS:
Beginning of period	22,914	5,753

End of period	$3,748	$4,299

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles (GAAP) for the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. In our opinion, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. We evaluated subsequent events up to the time we issued our condensed consolidated financial statements on October 29, 2009.

The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form
10-K).

Use of Management’s Estimates

When we prepare our condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, valuation of commodity contracts, depreciation, unbilled revenue, investments, valuation of our energy marketing portfolio, intangible assets, forecasted fuel costs included in our retail energy cost adjustment (RECA) billed to customers, income taxes, pension and other post-retirement benefits, our asset retirement obligations (ARO) including the decommissioning of Wolf Creek, environmental issues, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three and nine months ended September 30, 2009, are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In Thousands)
Borrowed funds	$1,003	$4,581	$3,849	$15,269
Equity funds	787	4,165	4,064	13,365

Total	$1,790	$8,746	$7,913	$28,634

Average AFUDC Rates	3.3%	6.3%	4.3%	6.4%

Earnings Per Share

Effective January 1, 2009, we adopted guidance issued by the Financial Accounting Standards Board (FASB) for determining whether instruments granted in share-based payment transactions are participating securities. According to the provisions of this guidance, we have participating securities related to unvested restricted share units (RSUs) with nonforfeitable rights to dividend equivalents that receive dividends as declared on an equal basis with common shares. As a result, we apply the two-class method of computing basic and diluted earnings per share (EPS). We adopted this guidance with retrospective application to prior periods which resulted in a decrease in basic and diluted EPS for the three months ended September 30, 2008, from $0.81 per share as previously reported in the third quarter 2008 Form 10-Q to $0.80 per share as reported in this Form 10-Q. Basic EPS for the nine months ended September 30, 2008, also decreased from $1.51 per share as previously reported in the third quarter 2008 Form 10-Q to $1.50 per share as reported in this Form 10-Q.

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

The following table reconciles our basic and diluted EPS from income from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars In Thousands, Except Per Share Amounts)
Income from continuing operations	$81,142	$88,285	$130,714	$155,267
Less: Preferred dividends	242	242	727	727
Income from continuing operations allocated to RSUs	299	610	531	1,233

Income from continuing operations attributable to common stock	$80,601	$87,433	$129,456	$153,307

Weighted average equivalent common shares outstanding – basic	109,753,036	108,714,778	109,542,500	102,311,608
Effect of dilutive securities:
Employee stock options	552	746	435	797

Weighted average equivalent common shares outstanding – diluted (a)	109,753,588	108,715,524	109,542,935	102,312,405

Earnings from continuing operations per common share, basic and diluted	$0.73	$0.80	$1.18	$1.50

(a)	For the three and nine months ended September 30, 2009, we did not have any antidilutive shares. For the three and nine months ended September 30, 2008, potentially dilutive shares are not included in the denominator because they are antidilutive totaled 21,300 shares for each period.

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2009	2008
	(In Thousands)
CASH PAID FOR (RECEIVED FROM):
Interest on financing activities, net of amount capitalized	$101,556	$84,500
Income taxes, net of refunds	(9,128)	710
NON-CASH INVESTING TRANSACTIONS:
Property, plant and equipment additions	25,939	70,766
NON-CASH FINANCING TRANSACTIONS:
Issuance of common stock for reinvested dividends and compensation plans	8,803	9,421
Assets acquired through capital leases	1,533	3,858

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

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, FASB issued guidance that addresses the measurement and recognition of other-than-temporary impairments of investments in debt securities. The guidance also provides for changes in the presentation and disclosure requirements surrounding other-than-temporary impairments of investments in debt and equity securities. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. We adopted this guidance effective April 1, 2009, without a material impact on our consolidated financial statements.

Employers’ Disclosures about Post-retirement Benefit Plan Assets

In December 2008, FASB issued guidance that requires enhanced disclosures about the plan assets of defined benefit pension and other post-retirement benefit plans. These disclosures include how investment allocation decisions are made, the factors pertinent to understanding investment policies and strategies, the fair value of each major category of plan assets for pension plans and other post-retirement benefit plans separately, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets and significant concentrations of risk within plan assets. This guidance is effective for fiscal years ending after December 15, 2009. We are currently evaluating what impact the adoption of this guidance will have on our consolidated financial statements.

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

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, FASB issued guidance that requires expanded disclosure to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows. The guidance amends and expands the disclosure requirements related to derivative instruments and hedging activities by requiring qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosure about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This guidance is effective for fiscal years beginning after November 15, 2008. We adopted this guidance effective January 1, 2009. See Note 3, “Financial and Derivative Instruments, Trading Securities, Energy Marketing and Risk Management,” for additional information.

Fair Value Measurements

In September 2006, FASB issued guidance that defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This guidance is effective for fiscal years beginning after November 15, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We adopted the guidance for financial assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008, and for non-financial assets and liabilities recognized at fair value on a nonrecurring basis effective January 1, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements. See Note 3, “Financial and Derivative Instruments, Trading Securities, Energy Marketing and Risk Management,” for additional information.

In April 2009, FASB issued guidance on two separate fair value issues. Both of the releases are effective for interim and annual reporting periods ending after June 15, 2009, and we adopted both of them effective April 1, 2009. One of the releases provides guidance for determining fair value when the volume and level of activity for an asset or liability have significantly decreased and for identifying transactions that are not orderly. We adopted this guidance without a material impact on our consolidated financial statements. The other release requires disclosures about the fair value of financial instruments in interim reporting periods as well as in annual financial statements. See Note 3, “Financial and Derivative Instruments, Trading Securities, Energy Marketing and Risk Management,” for additional information.

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

Most of our investments in equity, debt and commodity instruments are recorded at fair value using quoted market prices or valuation models utilizing observable market data when available. A portion of our investments is comprised of private equity investments, debt or real estate securities that require significant unobservable market information to measure the fair value of the investments. The fair value of private equity investments is initially measured at cost or at the value derived from subsequent financing with adjustments when actual performance differs significantly from expected performance; when market, economic or company-specific conditions change; or when other news or events have a material impact on the security. Debt investments for which we apply unobservable information to measure fair value are principally invested in mortgage-backed securities and collateralized loans. These investments are measured at fair value using subjective estimates such as projected cash flows and future interest rates. Real estate securities are measured at fair value using market discount rates, projected cash flows and the estimated value into perpetuity.

Energy marketing contracts can be exchange-traded or over-the-counter (OTC). Fair value measurements of exchange-traded contracts typically utilize quoted prices in active markets. OTC contracts are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market clearing transactions or alternative pricing sources with reasonable levels of price transparency. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, nonperformance risk, measures of volatility and correlations of such inputs. Certain OTC contracts trade in less liquid markets with limited pricing information and the determination of fair value for these derivatives is inherently more subjective. In these situations, management estimations are a significant input. See “—Recurring Fair Value Measurements” and “—Derivative Instruments” below for additional information.

We measure fair value based on information available as of the measurement date. The following table provides the carrying values and measured fair values of our financial instruments as of September 30, 2009.

	Carrying Value	Fair Value
	(In Thousands)
Fixed-rate debt, net of current maturities	$2,323,723	$2,442,027

Recurring Fair Value Measurements

GAAP establishes a hierarchal framework for disclosing the transparency of the inputs utilized in measuring assets and liabilities at fair value. The three levels of the hierarchy and examples are as follows:

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

The following table provides the amounts and their corresponding level of hierarchy for our assets and liabilities that are measured at fair value.

	Level 1	Level 2	Level 3	Total
	(In Thousands)
As of September 30, 2009
Assets:
Energy Marketing Contracts	$10,183	$41,063	$19,793	$71,039
Nuclear Decommissioning Trust:
Equity securities	42,501	27,606	1,858	71,965
Debt securities	16,806	5,454	5,048	27,308
Real estate securities	—	—	3,635	3,635
Commodities	1,730	—	—	1,730
Cash equivalents	1,425	—	—	1,425

Total Nuclear Decommissioning Trust	62,462	33,060	10,541	106,063

Trading Securities:
Equity securities	—	21,536	—	21,536
Debt securities	—	—	11,649	11,649

Total Trading Securities	—	21,536	11,649	33,185

Total Assets Measured at Fair Value	$72,645	$95,659	$41,983	$210,287

Liabilities:
Energy Marketing Contracts	$10,569	$40,067	$16,633	$67,269

As of December 31, 2008
Assets:
Energy Marketing Contracts	$1,600	$104,821	$50,827	$157,248
Nuclear Decommissioning Trust:
Equity securities	31,875	20,511	2,006	54,392
Debt securities	12,622	10,013	—	22,635
Real estate securities	—	—	6,028	6,028
Commodities	1,459	—	—	1,459
Cash equivalents	1,041	—	—	1,041

Total Nuclear Decommissioning Trust	46,997	30,524	8,034	85,555

Trading Securities (a):
Equity securities	13,420	—	—	13,420
Debt securities	—	9,503	—	9,503

Total Trading Securities	13,420	9,503	—	$22,923

Total Assets Measured at Fair Value	$62,017	$144,848	$58,861	$265,726

Liabilities:
Energy Marketing Contracts	$1,594	$99,004	$6,286	$106,884

(a) Does not include cash and cash equivalents recorded at cost.

We do not offset the fair value of energy marketing contracts executed with the same counterparty. As of September 30, 2009, we have recorded $2.2 million for our right to reclaim cash collateral and $0.2 million for our obligation to return cash collateral. As of December 31, 2008, we had recorded $5.1 million for our right to reclaim cash collateral and $4.5 million for our obligation to return cash collateral.

The following table provides a reconciliation of assets and liabilities measured at fair value using significant level 3 inputs for the three and nine months ended September 30, 2009.

	Energy Marketing Contracts, net		Nuclear Decommissioning Trust			Trading Securities Debt	Net Balance
			Equity	Debt	Real Estate Securities
	(In Thousands)
Balance as of June 30, 2009	$2,634		$1,791	$4,684	$3,930	$10,211	$23,250
Total realized and unrealized gains (losses) included in:
Earnings (a)	1,748		—	—	—	731	2,479
Regulatory assets	(5,423	)(b)	—	—	—	—	(5,423)
Regulatory liabilities	1,524	(b)	67	364	(295)	—	1,660
Purchases, issuances and settlements	2,677		—	—	—	707	3,384

Balance as of September 30, 2009	$3,160		$1,858	$5,048	$3,635	$11,649	$25,350

Balance as of December 31, 2008	$44,541		$2,006	$—	$6,028	$—	$52,575
Total realized and unrealized gains (losses) included in:
Earnings (a)	2,562		—	—	—	1,403	3,965
Regulatory assets	(23,581	)(b)	—	—	—	—	(23,581)
Regulatory liabilities	(16,131	)(b)	(268)	751	(2,393)	—	(18,041)
Purchases, issuances and settlements	(4,231)		120	4,297	—	10,246	10,432

Balance as of September 30, 2009	$3,160		$1,858	$5,048	$3,635	$11,649	$25,350

(a)	Unrealized and realized gains and losses resulting from energy marketing activities are reported in revenues. Unrealized and realized gains and losses resulting from trading securities are included in other income.
(b)	Includes changes in the fair value of certain fuel supply and electricity sale contracts.

The following table provides a reconciliation of assets and liabilities measured at fair value using significant level 3 inputs for the three and nine months ended September 30, 2008.

	Energy Marketing Contracts, net		Nuclear Decommissioning Trust		Net Balance
			Equity	Real Estate Securities
	(In Thousands)
Balance as of June 30, 2008	$78,149		$1,606	$6,000	$85,755
Total realized and unrealized gains (losses) included in:
Earnings (a)	6,339		—	—	6,339
Regulatory liabilities	(29,101	)(b)	60	(24)	(29,065)
Purchases, issuances and settlements	1,218		158	—	1,376
Transfers in/out	235		—	—	235

Balance as of September 30, 2008	$56,840		$1,824	$5,976	$64,640

Balance as of January 1, 2008	$41,141		$1,251	$—	$42,392
Total realized and unrealized gains (losses) included in:
Earnings (a)	(3,566)		—	—	(3,566)
Regulatory liabilities	23,197	(b)	60	(24)	23,233
Purchases, issuances and settlements	(3,932)		513	6,000	2,581

Balance as of September 30, 2008	$56,840		$1,824	$5,976	$64,640

(a) Unrealized and realized gains and losses included in earnings are reported in revenues. (b) Includes changes in the fair value of certain fuel supply and electricity sale contracts.

A portion of the gains and losses contributing to changes in net assets in the above tables is unrealized. The following tables summarize the unrealized gains and losses we recorded on our consolidated financial statements during the three and nine months ended September 30, 2009 and 2008, attributed to level 3 assets and liabilities still held as of September 30, 2009 and 2008, respectively.

	Three Months Ended September 30, 2009
	Energy Marketing Contracts, net		Nuclear Decommissioning Trust			Trading Securities Debt	Net Balance
			Equity	Debt	Real Estate Securities
	(In Thousands)
Total unrealized gains (losses) included in:
Earnings (a)	$219		$—	$—	$—	$731	$950
Regulatory assets	4,641	(b)	—	—	—	—	4,641
Regulatory liabilities	(794	) (b)	67	364	(295)	—	(658)

Total	$4,066		$67	$364	$(295)	$731	$4,933

	Nine Months Ended September 30, 2009
	Energy Marketing Contracts, net		Nuclear Decommissioning Trust			Trading Securities Debt	Net Balance
			Equity	Debt	Real Estate Securities
	(In Thousands)
Total unrealized gains (losses) included in:
Earnings (a)	$(434)		$—	$—	$—	$1,403	$969
Regulatory assets	(10,615	)(b)	—	—	—	—	(10,615)
Regulatory liabilities	(16,791	)(b)	(268)	751	(2,393)	—	(18,701)

Total	$(27,840)		$(268)	$751	$(2,393)	$1,403	$(28,347)

(a)	Unrealized gains and losses included in earnings resulting from energy marketing activities are reported in revenues. Unrealized gains and losses resulting from trading securities are reported in other income.
(b)	Includes changes in the fair value of certain fuel supply and electricity sale contracts.

	Energy Marketing Contracts, net
	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	(In Thousands)
Total unrealized gains (losses) included in:
Earnings (a)	$7,536	$1,284
Regulatory liabilities (b)	(26,445)	23,613

Total	$(18,909)	$24,897

(a) Unrealized gains and losses included in earnings are reported in revenues. (b) Regulatory liabilities include changes in the fair value of certain fuel supply and electricity sale contracts.

Nonrecurring Fair Value Measurements

In 2009, we recorded a $20.3 million increase in our ARO to reflect revisions to the estimated costs to decommission Wolf Creek. The increase in the ARO is measured at fair value. See Note 9, “Asset Retirement Obligations,” for additional information.

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

We engage in both financial and physical trading with the goal of increasing profits, managing our commodity price risk and enhancing system reliability. Within our energy trading portfolio, we may establish certain positions intended to economically hedge a portion of physical sale or purchase contracts and we may enter into certain positions attempting to take advantage of market trends and conditions. We use financial instruments to help us manage our contractual commitments, reduce our exposure to changes in market prices and take advantage of opportunities in the energy markets. As of September 30, 2009, we had under contract the following energy-related products.

	Unit of Measure	Net Quantity
Electricity	MWh	4,028,459
Natural Gas	MMBtu	6,876,500
Coal	Ton	4,937,500

Net open positions exist, or are established, due to the origination of new transactions and our assessment of, and response to, changing market conditions. To the extent we have net open positions, we are exposed to the risk that changing market prices could have a material adverse impact on our consolidated financial statements.

To manage our exposure to commodity price changes, we use derivative contracts for non-trading purposes. We trade various types of fuel primarily to reduce exposure relative to the volatility of commodity prices. The wholesale power and fuel markets are volatile. This degree of volatility impacts our costs of purchased power and our participation in energy trades. If we were unable to generate an adequate supply of electricity for our customers, we would purchase power in the wholesale market to the extent it is available, subject to possible transmission constraints, and/or implement curtailment or interruption procedures as permitted in our tariffs and terms and conditions of service.

Additional factors that affect our commodity price exposure are the quantity and availability of fuel used for generation and the quantity of electricity customers consume. Quantities of fossil fuel we use to generate electricity fluctuate from period to period based on availability, price and deliverability of a given fuel type, as well as planned and unscheduled outages at our generating plants that use fossil fuels. Our commodity exposure is also affected by our nuclear plant refueling schedule. Our customers’ electricity usage also varies based on weather, the economy and other factors.

We classify derivative instruments that we use to manage commodity price risk inherent in fossil fuel and electricity purchases and sales as energy marketing contracts on our consolidated balance sheets. We report energy marketing contracts representing unrealized gains as assets; energy marketing contracts representing unrealized losses are reported as liabilities. With the exception of certain fuel supply and electricity sale contracts, which we record as regulatory assets or regulatory liabilities, we include the change in the fair value of energy marketing contracts in revenues on our consolidated statements of income.

The following table presents the fair value of derivative instruments reflected on our consolidated balance sheet.

Commodity Derivatives Not Designated as Hedging Instruments as of September 30, 2009

Asset Derivatives		Liability Derivatives
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)		(In Thousands)
Current assets:		Current liabilities:
Energy marketing contracts	$59,277	Energy marketing contracts	$65,486
Other assets:		Other liabilities:
Energy marketing contracts	11,762	Energy marketing contracts	1,783

Total	$71,039	Total	$67,269

The following table presents how changes in the fair value of commodity derivative instruments affected our consolidated financial statements for the three and nine months ended September 30, 2009.

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
Location	Net Gain	Net Loss	Net Gain	Net Loss
	(In Thousands)
Revenues increase	$3,148	$—	$5,665	$—
Regulatory assets increase	—	1,917	—	10,195
Regulatory liabilities increase (decrease)	2,551	—	—	(27,831)

In addition to commodity price risk, we are exposed to credit risks associated with the financial condition of counterparties, product location (basis) pricing differentials, physical liquidity constraint and other risks. Declines in the creditworthiness of our counterparties could have a material adverse impact on our overall exposure to credit risk. We maintain credit policies with regard to our counterparties intended to reduce our overall credit risk exposure to a level we deem acceptable and include the right to offset derivative assets and liabilities by counterparty.

We have derivative instruments with commodity exchanges and other counterparties that do not contain objective credit-risk-related contingent features. However, certain of our derivative instruments contain collateral provisions subject to credit rating agencies’ assessments of our senior unsecured debt. If our senior unsecured debt ratings were to decrease or fall below investment grade, the counterparties to the derivative instruments, pursuant to such provisions, could require us to post collateral on derivative instruments. The aggregate fair value of all derivative instruments with objective credit-risk-related contingent features that were in a liability position as of September 30, 2009, was $3.2 million, for which we had posted no collateral. If all credit-risk-related contingent features underlying these agreements had been triggered as of September 30, 2009, we would have been required to provide to our counterparties $2.6 million of additional collateral after taking into consideration the offsetting impact of derivative assets and net accounts receivable.

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

On September 11, 2009, the KCC issued an order allowing us to establish a regulatory asset or liability to track the cumulative difference between current year pension and post-retirement benefits expense and the amount of such expense recognized in setting our prices. This change was effective as of January 1, 2009, resulting in a $5.1 million net regulatory asset as well as a corresponding decrease in expense.

We filed an abbreviated rate case application with the KCC on June 2, 2009, designed to increase our retail prices by $19.7 million per year. This increase represents costs associated with our remaining investments in natural gas and wind generation facilities that were not included in the price increase approved by the KCC in its January 21, 2009, order mentioned above. On September 30, 2009, the KCC staff filed its testimony in the case using updated figures from our filing and recommended an increase of $17.1 million, with which we largely agree. We expect the KCC to issue an order in this proceeding early next year.

FERC Proceedings

In July and August 2009, the Federal Energy Regulatory Commission (FERC) approved our requests to implement a cost-based formula rate for two of our wholesale full-requirements customers. The use of a cost-based formula rate allows for more timely recognition in rates changes in our cost of service. On September 28, 2009, we filed an application for authority to implement a cost-based formula rate schedule for our wholesale customers which is practically identical to the formula approved for the two customers referenced above. We have proposed an effective date of December 1, 2009.

5. DEBT FINANCINGS

On October 15, 2009, KGE refinanced $50.0 million of auction rate bonds at a fixed interest rate of 5.00% and a maturity date of June 1, 2031.

On August 3, 2009, we repaid $145.1 million principal amount of 7.125% unsecured senior notes with borrowings under Westar Energy’s revolving credit facility.

On June 11, 2009, KGE issued $300.0 million principal amount of first mortgage bonds at a discount yielding 6.725%, bearing stated interest at 6.70% and maturing on June 15, 2019. Net proceeds of $297.5 million were used to repay borrowings under Westar Energy’s revolving credit facility, with those borrowed amounts principally related to investments in capital equipment.

In addition, KGE amended its Mortgage and Deed of Trust, dated April 1, 1940, as supplemented, in June 2009 to increase the maximum amount of KGE first mortgage bonds authorized to be issued from $2.0 billion to $3.5 billion.

6. TAXES

We recorded income tax expense of $28.3 million with an effective income tax rate of 26% for the three months ended September 30, 2009, and income tax expense of $29.4 million with an effective income tax rate of 25% for the same period of 2008; and income tax expense of $48.4 million with an effective income tax rate of 27% for the nine months ended September 30, 2009, and an income tax expense of $13.8 million with an effective income tax rate of 8% for the same period of 2008. The increase in the effective income tax rate for the nine months ended September 30, 2009, was due primarily to the recognition of previously unrecognized income tax benefits during the first quarter of 2008 as discussed below.

In February 2008, we reached a settlement with the Internal Revenue Service (IRS) for 1995 through 2002 on issues related principally to the method used to capitalize overheads to electric plant. This settlement resulted in a net earnings benefit of approximately $39.4 million, including interest, in the first quarter of 2008 due to the recognition of previously unrecognized income tax benefits.

In January 2009, the Joint Committee on Taxation of the U.S. Congress approved a settlement with the IRS Office of Appeals regarding the re-characterization of a portion of the loss we incurred on the sale of Protection One, Inc., a former subsidiary, from a capital loss to an ordinary loss. The settlement involved a determination of the amount of the net capital loss and net operating loss carryforwards available as of December 31, 2004, to offset income in years after 2004. On March 31, 2009, we filed amended federal income tax returns for years 2005, 2006 and 2007 to claim a portion of the tax benefits from the net operating loss carryforward. We expect to realize the remainder of the tax benefits from the net operating loss carryforward in future years. Under an agreement relating to the sale transaction, this settlement will result in our making a payment to Protection One in an amount equal to 50% of the net tax benefit (less certain adjustments) that we receive from the net operating loss carryforward arising from the sale. We recorded a non-cash net earnings benefit of approximately $33.0 million, net of the amount we have determined we owe Protection One under the aforementioned agreement, in discontinued operations in the first quarter of 2009 in recognition of this settlement.

In April 2009, the IRS commenced examinations of our 2007 federal income tax return and the amended federal income tax returns we filed for prior years.

At December 31, 2008, our liability for unrecognized income tax benefits (including amounts claimed on amended returns filed in 2007) was $92.1 million. During the first quarter of 2009, unrecognized income tax benefits decreased from $92.1 million to $8.0 million. The net decrease in unrecognized income tax benefits was attributable primarily to the recognition of $31.8 million of unrecognized income tax benefits (net of credit carryforwards of $24.0 million utilized on settlement of the uncertain income tax positions) due to the completion of the IRS examination of years 2003 and 2004 and the resulting approval by the Joint Committee on Taxation of the U.S. Congress of our settlement with the IRS Office of Appeals regarding the re-characterization of the loss incurred on the sale of Protection One, Inc. At September 30, 2009, the liability related to unrecognized income tax benefits was $8.3 million. We do not believe that it is reasonably possible that there will be a significant change in the liability for unrecognized income tax benefits in the next 12 months. Included in this unrecognized income tax benefits balance was $2.1 million (net of tax) of tax positions, which if recognized, would favorably impact our effective income tax rate.

At September 30, 2009, and December 31, 2008, we had accrued $1.6 million and $3.8 million, respectively, for interest on our liability related to unrecognized income tax benefits. The decrease was attributable to the reduction in the liability for unrecognized income tax benefits. We had accrued no penalties as of either September 30, 2009, or December 31, 2008.

As of September 30, 2009, and December 31, 2008, we maintained reserves of $3.9 million and $3.5 million, respectively, for probable assessments of taxes other than income taxes.

7. COMMITMENTS AND CONTINGENCIES

Environmental Projects

We will continue to make significant capital expenditures at our power plants to reduce undesirable emissions. The amount of these expenditures could materially increase or decrease depending on the timing and nature of required investments, the specific outcomes resulting from interpretation of existing regulations, new regulations, legislation, the resolution of the Environmental Protection Agency (EPA) lawsuit described below and the manner in which we operate the plants. In addition to the capital investment, in the event we install new equipment, such equipment may cause us to incur significant increases in annual operating and maintenance expense and may reduce the net production, reliability and availability of the plants. The degree to which we will need to reduce emissions and the timing of when such emissions controls may be required is uncertain. Additionally, our ability to access capital markets and the availability of materials, equipment and contractors may affect the timing and ultimate amount of such capital investments.

The environmental cost recovery rider allows for the more timely inclusion in retail prices the costs of capital expenditures associated with environmental improvements, including those required by the Federal Clean Air Act. In order to change our prices to recognize increased operating and maintenance costs, however, we must still file a general rate case with the KCC.

On February 28, 2008, we reached an agreement with the Kansas Department of Health and Environment (KDHE) to implement a plan to install new equipment to reduce regulated emissions from our generating fleet. The projects are designed to meet requirements of the Clean Air Visibility Rule and significantly reduce plant emissions.

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

FERC Investigation

We continue to respond to a non-public investigation by FERC of our use of transmission service between July 2006 and February 2008. On May 7, 2009, FERC staff advised us that it had preliminarily concluded that we improperly used secondary network transmission service to facilitate off-system wholesale power sales in violation of applicable FERC orders and Southwest Power Pool (SPP) tariffs. FERC staff alleges we received $14.3 million of unjust profits through such activities. We believe that our use of transmission service was in compliance with FERC orders and SPP tariffs. We have sent a response to FERC staff disputing both the legal basis for its allegations and their factual underpinnings. We are unable to predict the outcome of this investigation or its impact on our consolidated financial statements, but an adverse outcome could result in refunds and fines, the amounts of which could be material, and potentially could alter the manner in which we are permitted to buy and sell energy and use transmission service.

Manufactured Gas Sites

We have been identified as being partially responsible for remediating a number of former manufactured gas sites located in Kansas and Missouri. We and the KDHE entered into a consent agreement governing all future work at the Kansas sites. Under the terms of the consent agreement, we agreed to investigate and, if necessary, remediate these sites. Pursuant to an environmental indemnity agreement with ONEOK, Inc., the current owner of some of the sites, ONEOK assumed total liability for remediation of seven sites and we share liability for remediation with ONEOK for five sites. Our total liability for the five shared sites is capped at $3.8 million. We have sole responsibility for remediation with respect to three sites.

Our liability for the former manufactured gas sites identified in Missouri is limited to $7.5 million by the terms of an environmental indemnity agreement with the purchaser of our former Missouri assets.

8. LEGAL PROCEEDINGS

In late 2002, two of our executive officers resigned or were placed on administrative leave from their positions. Our board of directors determined that their employment was terminated for cause. In June 2003, we filed a demand for arbitration with the American Arbitration Association asserting claims against them arising out of their previous employment and seeking to avoid payment of compensation not yet paid to them under various plans and agreements. They filed counterclaims against us alleging substantial damages related to the termination of their employment. As of September 30, 2009, we had accrued liabilities of $76.6 million for compensation not yet paid to them and $6.7 million for legal fees and expenses they have incurred. As of December 31, 2008, we had accrued liabilities of $74.9 million for compensation not yet paid to them and $6.8 million for legal fees and expenses they have incurred. The arbitration has been stayed pending final resolution of criminal charges filed by the United States Attorney’s Office against them in U.S. District Court in the District of Kansas. We intend to vigorously defend against the counterclaims they filed in the arbitration. We are unable to predict the ultimate impact of this matter on our consolidated financial statements.

We and our subsidiaries are involved in various other legal, environmental and regulatory proceedings. We believe that adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect on our consolidated financial statements.

See also Note 7, “Commitments and Contingencies.”

9. ASSET RETIREMENT OBLIGATIONS

Wolf Creek files a nuclear decommissioning study with the KCC every three years. In 2009, we recorded a $20.3 million increase in our ARO to reflect revisions to the estimated costs to decommission Wolf Creek. The increase in the ARO is measured at fair value. The fair value of the ARO is measured by estimating the cost to decommission Wolf Creek at the end of its license life then discounting that value at a risk- and inflation-adjusted rate. To determine the cost to decommission Wolf Creek at the end of its license life, we must estimate the cost of basic inputs such as labor, energy, materials and burial, and the probability that costs may change. To determine the appropriate discount rate, we use inputs such as inflation rates, short and long-term yields for U.S. government securities and our nonperformance risk. Due to the significant unobservable inputs required in our measurement, we have determined that this ARO is a level 3 liability in the fair value hierarchy.

The change in the balance of our ARO liability from December 31, 2008, through September 30, 2009, is summarized in the following table.

Balance as of December 31, 2008	$95,083
Liabilities incurred	1,288
Liabilities settled	(1,693)
Accretion expense	3,005
Increase in nuclear decommissioning ARO liability	20,342

Balance as of September 30, 2009	$118,025

10. INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

The following table summarizes the net periodic costs for the Westar Energy pension and post-retirement benefit plans.

	Pension Benefits		Post-retirement Benefits
Three Months Ended September 30,	2009	2008	2009	2008
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$3,790	$2,436	$343	$334
Interest cost	9,503	8,890	1,206	1,719
Expected return on plan assets	(9,518)	(10,123)	(1,174)	(1,395)
Amortization of unrecognized:
Transition obligation, net	—	—	968	983
Prior service costs	669	640	390	353
Actuarial loss (gain), net	3,567	2,141	(667)	(24)

Net periodic cost	$8,011	$3,984	$1,066	$1,970

	Pension Benefits		Post-retirement Benefits
Nine Months Ended September 30,	2009	2008	2009	2008
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$9,662	$7,576	$1,147	$1,084
Interest cost	28,621	26,844	5,188	5,727
Expected return on plan assets	(28,369)	(30,248)	(3,567)	(3,521)
Amortization of unrecognized:
Transition obligation, net	—	—	2,934	2,949
Prior service costs	2,001	1,912	1,185	1,059
Actuarial loss (gain), net	10,697	6,311	(29)	678

Net periodic cost	$22,612	$12,395	$6,858	$7,976

As a result of guidance issued by the U.S. Department of the Treasury clarifying the assumptions underlying Westar Energy’s pension plan, we contributed $37.3 million to the plan in 2009 compared to $51.9 million we earlier indicated in our 2008 Form 10-K. We do not plan to make additional contributions to Westar Energy’s pension plan for the remainder of this year.

11. WOLF CREEK INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

As a co-owner of Wolf Creek, KGE is indirectly responsible for 47% of the liabilities and expenses associated with the Wolf Creek pension and post-retirement benefit plans. The following table summarizes the net periodic costs for KGE’s 47% share of the Wolf Creek pension and post-retirement benefit plans.

	Pension Benefits		Post-retirement Benefits
Three Months Ended September 30,	2009	2008	2009	2008
	(In Thousands)
Components of Net Periodic Cost:
Service cost	$976	$855	$40	$51
Interest cost	1,669	1,420	139	129
Expected return on plan assets	(1,365)	(1,177)	—	—
Amortization of unrecognized:
Transition obligation, net	15	14	14	14
Prior service costs	10	14	—	—
Actuarial loss, net	710	424	75	58

Net periodic cost	$2,015	$1,550	$268	$252

	Pension Benefits		Post-retirement Benefits
Nine Months Ended September 30,	2009	2008	2009	2008
	(In Thousands)
Components of Net Periodic Cost:
Service cost	$2,733	$2,565	$141	$152
Interest cost	4,801	4,260	404	388
Expected return on plan assets	(3,732)	(3,530)	—	—
Amortization of unrecognized:
Transition obligation, net	43	42	43	43
Prior service costs	32	42	—	—
Actuarial loss, net	1,903	1,272	193	173

Net periodic cost	$5,780	$4,651	$781	$756

As a result of guidance issued by the U.S. Department of the Treasury clarifying the assumptions underlying Wolf Creek’s pension plan, we funded $7.3 million of the plan in 2009 compared to $11.8 million we earlier indicated in our 2008 Form 10-K. We do not expect to fund any more of Wolf Creek’s pension plan this year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in Management’s Discussion and Analysis are “forward-looking statements.” The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we “believe,” “anticipate,” “target,” “expect,” “pro forma,” “estimate,” “intend” and words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals.

INTRODUCTION

We are the largest electric utility in Kansas. We produce, transmit and sell electricity at retail in Kansas and at wholesale in a multi-state region in the central United States under the regulation of the KCC and FERC.

In Management’s Discussion and Analysis, we discuss our general financial condition, significant changes that occurred during 2009 and our operating results for the three and nine months ended September 30, 2009 and 2008. As you read Management’s Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

SUMMARY OF SIGNIFICANT ITEMS

Weather

The weather in our service territory during the third quarter of 2009 was the coolest in over 40 years. As measured by cooling degree days, the weather during this period was 14% cooler than the same period last year and 27% cooler than the 20-year average. The unusual third quarter weather also resulted in much cooler weather for the nine months ended September 30, 2009. During this nine month period, the weather was 4% cooler than the same period last year and 13% cooler than the 20-year average. The cooler weather was a key contributor to the decrease in residential and commercial megawatt hour (MWh) sales for both the three and nine months ended September 30, 2009.

Relationship between Revenues and Fuel and Purchased Power Expense

We adjust our retail prices to reflect changes in the costs of fuel and purchased power needed to serve our retail customers. Changes in fuel and purchased power costs are offset in revenues with a minimal impact on net income. As a result, when fuel and purchased power costs change, we are allowed to adjust our retail prices to reflect the change in costs.

Changes in Net Income

Net income for the three months ended September 30, 2009, decreased $7.1 million compared to the same period last year due primarily to lower MWh sales and lower average wholesale prices. Retail MWh sales were 7% lower than last year due principally to cooler weather and the effects of recessionary conditions particularly impacting our industrial MWh sales. Higher operating and maintenance and depreciation expense of $22.6 million and $12.6 million, respectively, also contributed to the decrease in net income for the three months ended September 30, 2009.

Net income for the nine months ended September 30, 2009, increased $8.4 million compared to the same period last year due primarily to higher retail revenues. Retail revenues increased $41.6 million for the nine months ended September 30, 2009, primarily as a result of price increases authorized by the KCC. Offsetting price increases were lower retail MWh sales. Retail MWh sales declined 5% for the nine months ended September 30, 2009, due primarily to the effects of recessionary conditions particularly impacting our industrial MWh sales and cooler weather. Higher expenses and significantly reduced wholesale revenues also served to offset partially the price increases.

In January 2009, we reached a settlement with the IRS for 2003 and 2004 associated with re-characterizing a portion of the loss we incurred on the sale of Protection One from a capital loss to an ordinary loss. This settlement resulted in a first quarter 2009 net earnings benefit from discontinued operations of approximately $33.0 million, net of the amounts due to Protection One pursuant to an agreement related to the sale transaction. We did not record a similar benefit from discontinued operations for the nine months ended September 30, 2008.

During the first quarter of 2008, we reached a settlement with the IRS for 1995 through 2002 regarding issues principally related to the method used to capitalize overheads to electric plant. This settlement resulted in a first quarter 2008 net earnings benefit from continuing operations of approximately $39.4 million, including interest. This settlement also reduced our assessment of uncertain income tax liabilities; therefore, we reversed $17.8 million of accrued interest related to uncertain income tax liabilities in the first quarter of 2008. Ultimately, this settlement resulted in a substantial income tax benefit that significantly reduced interest expense for the nine months ended September 30, 2008. We did not record a similar settlement in continuing operations during the same period this year, and, as a result, report much higher income tax and interest expense for the nine months ended September 30, 2009. Also contributing to the increase in interest expense for the three and nine months ended September 30, 2009, was interest on additional debt issued to fund capital investments.

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

Reduction in Planned Capital Expenditures

Due to the continued volatility in the capital markets and higher capital costs generally, in particular the cost of equity, we have reduced our anticipated capital expenditures for 2010 and 2011 by $366.8 million and $134.1 million, respectively, from what we reported as our expectations in our 2008 Form 10-K. See “—Future Cash Requirements” below for additional information.

CURRENT TRENDS

Energy Marketing

Conditions in the wholesale energy markets have made it more difficult for us to produce energy marketing margins at levels to which we have been historically accustomed. We expect these conditions to persist. As a result, we anticipate lower energy marketing margins during the remainder of the year and beyond. Wholesale power market conditions include: low electricity prices relative to historical levels, lower natural gas prices, reduced demand for electricity in general and, due to an increase in the number of parties transacting through exchanges and power pools, fewer customers willing to enter into bilateral wholesale energy contracts.

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

In 2009, we recorded a $20.3 million increase in our ARO to reflect revisions to the estimated costs to decommission Wolf Creek. See Note 9 of the Notes to Condensed Consolidated Financial Statements, “Asset Retirement Obligations,” for additional information.

From December 31, 2008 through September 30, 2009, we have not experienced any other significant changes in our critical accounting estimates. For additional information, see our 2008 Form 10-K.

OPERATING RESULTS

We evaluate operating results based on EPS. We have various classifications of revenues, defined as follows:

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

Energy marketing: Includes: (i) transactions based on market prices and volumes generally unrelated to the production of our generating assets; (ii) financially settled products and physical transactions sourced outside of our control area; (iii) fees we earn for marketing services that we provide for third parties; and (iv) changes in valuations of contracts related to such transactions that have yet to settle.

Transmission: Reflects transmission revenues, including those based on tariffs with the SPP.

Other: Miscellaneous electric revenues including ancillary service revenues and rent from electric property leased to others.

Electric utility revenues are significantly impacted by such things as rate regulation, customer conservation efforts, the economy of our service area and competitive forces. Changing weather also affects the amount of electricity customers use. Hot summer temperatures and cold winter temperatures prompt more demand, especially among our residential customers. Mild weather serves to reduce customer demand. Our wholesale revenues are impacted by, among other factors, demand, cost and availability of fuel and purchased power, price volatility, available generation capacity and transmission availability.

Three and Nine Months Ended September 30, 2009, Compared to Three and Nine Months Ended September 30, 2008

Below we discuss our operating results for the three and nine months ended September 30, 2009, compared to the results for the three and nine months ended September 30, 2008. Significant changes in results of operations shown in the table immediately below are further explained in the descriptions that follow.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Change	% Change	2009	2008	Change	% Change
	(Dollars In Thousands, Except Per Share Amounts)				(Dollars In Thousands, Except Per Share Amounts)
REVENUES:
Residential	$179,012	$183,344	$(4,332)	(2.4)	$447,970	$414,919	$33,051	8.0
Commercial	156,509	156,265	244	0.2	410,031	382,010	28,021	7.3
Industrial	81,936	89,643	(7,707)	(8.6)	223,422	230,025	(6,603)	(2.9)
Other retail	(58)	(6,938)	6,880	99.2	(18,322)	(5,476)	(12,846)	(234.6)

Total Retail Revenues	417,399	422,314	(4,915)	(1.2)	1,063,101	1,021,478	41,623	4.1
Wholesale	70,383	114,566	(44,183)	(38.6)	221,779	305,490	(83,711)	(27.4)
Energy marketing	2,013	8,845	(6,832)	(77.2)	15,720	12,539	3,181	25.4
Transmission (a)	32,833	22,946	9,887	43.1	100,902	74,710	26,192	35.1
Other	5,906	6,182	(276)	(4.5)	16,611	18,682	(2,071)	(11.1)

Total Revenues	528,534	574,853	(46,319)	(8.1)	1,418,113	1,432,899	(14,786)	(1.0)

OPERATING EXPENSES:
Fuel and purchased power	141,470	220,140	(78,670)	(35.7)	402,622	557,944	(155,322)	(27.8)
Operating and maintenance	130,295	107,672	22,623	21.0	392,272	354,656	37,616	10.6
Depreciation and amortization	64,516	51,966	12,550	24.2	186,544	150,467	36,077	24.0
Selling, general and administrative	41,920	50,802	(8,882)	(17.5)	143,540	136,712	6,828	5.0

Total Operating Expenses	378,201	430,580	(52,379)	(12.2)	1,124,978	1,199,779	(74,801)	(6.2)

INCOME FROM OPERATIONS	150,333	144,273	6,060	4.2	293,135	233,120	60,015	25.7

OTHER INCOME (EXPENSE):
Investment earnings (losses)	3,986	(2,986)	6,972	233.5	8,516	(2,902)	11,418	393.5
Other income	1,217	12,796	(11,579)	(90.5)	5,627	22,956	(17,329)	(75.5)
Other expense	(4,539)	(4,517)	(22)	(0.5)	(11,441)	(11,179)	(262)	(2.3)

Total Other Income	664	5,293	(4,629)	(87.5)	2,702	8,875	(6,173)	(69.6)

Interest expense	41,599	31,920	9,679	30.3	116,769	72,920	43,849	60.1

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	109,398	117,646	(8,248)	(7.0)	179,068	169,075	9,993	5.9
Income tax expense	28,256	29,361	(1,105)	(3.8)	48,354	13,808	34,546	250.2

INCOME FROM CONTINUING OPERATIONS	81,142	88,285	(7,143)	(8.1)	130,714	155,267	(24,553)	(15.8)
Results of discontinued operations, net of tax	—	—	—	—	32,978	—	32,978	(b )

NET INCOME	81,142	88,285	(7,143)	(8.1)	163,692	155,267	8,425	5.4
Preferred dividends	242	242	—	—	727	727	—	—

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$80,900	$88,043	$(7,143)	(8.1)	$162,965	$154,540	$8,425	5.5

BASIC EARNINGS PER SHARE	$0.73	$0.80	$(0.07)	(8.8)	$1.48	$1.50	$(0.02)	(1.3)

(a)	Transmission: Reflects revenue derived from an SPP network transmission tariff. For the three months ended September 30, 2009, our SPP network transmission costs were $25.8 million. This amount, less $2.9 million retained by the SPP as administration cost, was returned to us as revenue. For the three months ended September 30, 2008, our SPP network transmission costs were $15.1 million. This amount, plus an additional $1.4 million, was returned to us as revenue. For the nine months ended September 30, 2009, our SPP network transmission costs were $79.3 million. This amount, less $10.5 million retained by the SPP as administration cost, was returned to us as revenue. For the nine months ended September 30, 2008, our SPP network transmission costs were $59.1 million with an administration cost of $4.3 million retained by the SPP.

(b)	Change greater than 1000%.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Change	% Change	2009	2008	Change	% Change
	(Revenues in Thousands of Dollars, Volumes in Thousands of MWh)				(Revenues in Thousands of Dollars, Volumes in Thousands of MWh)
Residential revenues	$179,012	$183,344	$(4,332)	(2.4)	$447,970	$414,919	$33,051	8.0
Residential sales volumes	1,869	2,027	(158)	(7.8)	4,944	5,073	(129)	(2.5)

Commercial revenues	156,509	156,265	244	0.2	410,031	382,010	28,021	7.3
Commercial sales volumes	2,007	2,063	(56)	(2.7)	5,522	5,617	(95)	(1.7)

Industrial revenues	81,936	89,643	(7,707)	(8.6)	223,422	230,025	(6,603)	(2.9)
Industrial sales volumes	1,402	1,595	(193)	(12.1)	3,921	4,446	(525)	(11.8)

Other retail revenues	(58)	(6,938)	6,880	99.2	(18,322)	(5,476)	(12,846)	(234.6)
Other retail sales volumes	22	22	—	—	66	66	—	—

Total retail revenues	$417,399	$422,314	$(4,915)	(1.2)	$1,063,101	$1,021,478	$41,623	4.1
Total retail sales volumes	5,300	5,707	(407)	(7.1)	14,453	15,202	(749)	(4.9)

Retail revenues decreased for the three months ended September 30, 2009, compared to the same period last year due primarily to our having included in our prices $45.8 million less for fuel costs and reduced retail MWh sales. Industrial MWh sales decreased due primarily to the effects of recessionary conditions, which served to reduce industrial demand for electricity. Residential and commercial MWh sales decreased due principally to cooler weather. Price increases during the past year served to offset the lower fuel costs included in our prices and decreases in MWh sales. In addition, the change in other retail revenues reflects our having had transmission refunds last year and a reduction in our refund obligation related to the recovery of fuel and purchased power costs in excess of actual costs.

Retail revenues increased for the nine months ended September 30, 2009, compared to the same period last year due primarily to increases in our prices that more than offset lower fuel costs included in our prices of $46.1 million and reduced retail MWh sales. Industrial MWh sales decreased due principally to the effects of recessionary conditions, which served to reduce industrial demand for electricity. The decreases in residential and commercial MWh sales were attributable primarily to cooler weather. Additionally, the change in other retail revenues reflects our refund obligation related to the recovery of fuel and purchased power costs in excess of actual costs partially offset by our having had transmission refunds last year.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Change	% Change	2009	2008	Change	% Change
	(Revenues in Thousands of Dollars, Volumes in Thousands of MWh)
Wholesale revenues	$70,383	$114,566	$(44,183)	(38.6)	$221,779	$305,490	$(83,711)	(27.4)
Wholesale sales volumes	2,011	2,332	(321)	(13.8)	6,578	6,808	(230)	(3.4)

Wholesale revenues decreased for the three and nine months ended September 30, 2009, compared to the same periods last year due principally to 21% lower average market prices for each period. The lower average market prices were primarily a result of reduced demand for electricity in the wholesale markets and lower natural gas prices.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Change	% Change	2009	2008	Change	% Change
	(Dollars In Thousands)
Energy marketing	$2,013	$8,845	$(6,832)	(77.2)	$15,720	$12,539	$3,181	25.4

Energy marketing decreased for the three months ended September 30, 2009, compared to the same period last year due primarily to lower demand generally, lower market prices and more customers transacting through power pools and exchanges instead of entering into bilateral agreements.

Energy marketing increased for the nine months ended September 30, 2009, compared to the same period last year due primarily to our having settled forward contracts for the sale of electricity on favorable terms in the first quarter of 2009. See “—Other Information – Energy Marketing,” below for our expectations regarding future energy marketing margins.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Change	% Change	2009	2008	Change	% Change
	(Dollars In Thousands)
Fuel and purchased power	$141,470	$220,140	$(78,670)	(35.7)	$402,622	$557,944	$(155,322)	(27.8)

For the three and nine months ended September 30, 2009, fuel and purchased power expense decreased due principally to our having purchased less power and lower unit costs for both fuel and purchased power. During the nine month period last year, scheduled maintenance outages at some of our plants resulted in us having purchased more power from other sources. We purchased 17% and 38% less power during the three and nine months ended September 30, 2009, respectively, due primarily to reduced demand and Wolf Creek not having had a scheduled maintenance outage during the nine month period this year. This, in addition to decreases in the cost of purchased power of 33% and 45%, resulted in decreases in purchased power expense of $9.9 million and $79.6 million for the respective three and nine months ended September 30, 2009. Furthermore, the average cost of fuel used for generation decreased 19% and 16% for the three and nine months ended September 30, 2009, respectively. This decrease is due primarily to significantly lower costs for natural gas for both periods and Wolf Creek having produced more power during the nine month period this year. For the three and nine months ended September 30, 2009, the cost of natural gas used in our power plants decreased 53% and 56%, respectively. Another reason for lower fuel and purchased power expense during the three months ended September 30, 2009, was that we deferred $0.4 million of fuel and purchased power expense compared to recovering $21.8 million of previously deferred fuel expense during the same period the prior year resulting in a $22.2 million decrease in fuel and purchased power expense.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Change	% Change	2009	2008	Change	% Change
	(Dollars In Thousands)
Operating and maintenance	$130,295	$107,672	$22,623	21.0	$392,272	$354,656	$37,616	10.6

Operating and maintenance expense increased for the three and nine months ended September 30, 2009, compared to the same periods last year due primarily to increases in SPP network transmission costs of $10.7 million and $20.2 million, respectively. These increases were offset in large part by higher transmission revenues of $9.9 million and $26.2 million, respectively. Maintenance expense increased $7.8 million for the three months ended September 30, 2009, due principally to higher maintenance costs at our power plants, including our new generating facilities. The $8.3 million increase in maintenance expense for the nine months ended September 30, 2009, was due primarily to higher maintenance costs for our electrical distribution system and power plants, including our new generating facilities.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Change	% Change	2009	2008	Change	% Change
	(Dollars In Thousands)
Depreciation and amortization	$64,516	$51,966	$12,550	24.2	$186,544	$150,467	$36,077	24.0

We completed a number of large construction projects in the past year. Consequently, depreciation and amortization expense increased for the three and nine months ended September 30, 2009, compared to the same periods last year primarily as a result of the addition of generating plant assets, emission control equipment, wind generation and transmission facilities.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Change	% Change	2009	2008	Change	% Change
	(Dollars In Thousands)
Selling, general and administrative	$41,920	$50,802	$(8,882)	(17.5)	$143,540	$136,712	$6,828	5.0

The decrease in selling, general and administrative expense for the three months ended September 30, 2009, compared to the same period last year was due primarily to a $7.1 million decrease in pension and other employee benefit costs. This decrease was attributable principally to our having recorded a $5.1 million credit to expense in accordance with the September 11, 2009, KCC order as discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements, “Rate Matters and Regulation.”

The increase in selling, general and administrative expense for the nine months ended September 30, 2009, compared to the same period last year was due primarily to a $4.6 million increase in pension and other employee benefit costs. The increase in pension costs was attributable primarily to lower than expected investment returns on pension assets during 2008.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Change	% Change	2009	2008	Change	% Change
	(Dollars In Thousands)
Investment earnings (losses)	$3,986	$(2,986)	$6,972	233.5	$8,516	$(2,902)	$11,418	393.5

Investment earnings increased for the three and nine months ended September 30, 2009, compared to the same periods last year due principally to our having recorded gains of $4.0 million and $6.9 million, respectively, on investments held in a trust to fund retirement benefits. We recorded losses on these investments of $3.4 million and $3.3 million, respectively, in the same periods of 2008.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Change	% Change	2009	2008	Change	% Change
	(Dollars In Thousands)
Other income	$1,217	$12,796	$(11,579)	(90.5)	$5,627	$22,956	$(17,329)	(75.5)

Other income decreased for the three and nine months ended September 30, 2009, compared to the same periods last year due principally to our having recorded less equity AFUDC and corporate-owned life insurance (COLI) proceeds this year. For the three and nine months ended September 30, 2009, we recorded $0.8 million and $4.1 million, respectively, of equity AFUDC compared to our having recorded $4.2 million and $13.4 million of equity AFUDC for the same periods last year. These decreases reflect the completion of several large construction projects in the past year. In addition, we recorded no COLI proceeds for the three months ended September 30, 2009, and $0.3 million in COLI proceeds for the nine months ended September 30, 2009, compared to our having recorded $5.7 million in COLI proceeds for the three and nine months ended September 30, 2008.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Change	% Change	2009	2008	Change	% Change
	(Dollars In Thousands)
Interest expense	$41,599	$31,920	$9,679	30.3	$116,769	$72,920	$43,849	60.1

Interest expense increased for the three months ended September 30, 2009, compared to the same period last year due primarily to interest on additional debt issued to fund capital investments.

During the nine months ended September 30, 2008, we reversed $17.8 million of accrued interest associated with uncertain income tax liabilities, which reduced interest expense. We did not record such a reversal for the nine months ended September 30, 2009, and as a result, our interest expense is much higher this year. Absent this reversal, interest expense increased $26.0 million compared to last year due principally to interest on additional debt issued to fund capital investments. These increases were offset partially by a $6.0 million decrease in interest related to lower interest rates and less borrowing under Westar Energy’s revolving credit facility.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Change	% Change	2009	2008	Change	% Change
	(Dollars In Thousands)
Income tax expense	$28,256	$29,361	$(1,105)	(3.8)	$48,354	$13,808	$34,546	250.2

During the nine months ended September 30, 2008, we recognized $28.7 million of previously unrecognized income tax benefits associated with uncertain income tax liabilities. We did not recognize similar income tax benefits in continuing operations during the same period this year resulting in higher income tax expense.

FINANCIAL CONDITION

Below we discuss significant balance sheet changes as of September 30, 2009, compared to December 31, 2008.

Conditions in capital markets for short-term borrowing have improved from earlier this year as evidenced by historically low London Interbank Offer Rates. Therefore, we decided to decrease cash holdings to levels more consistent with our historical practice resulting in a $19.2 million decrease in cash and cash equivalents.

Prior to June 2009, we prepaid interest on debt secured by COLI policies. Now we pay interest in arrears. This policy change is the primary driver for a $22.3 million decrease in prepaid expense and a $23.6 million increase in accrued interest since December 31, 2008.

The fair market value of net energy marketing contracts decreased $46.6 million to $3.8 million at September 30, 2009. This was due primarily to decreases in coal prices which resulted in $29.3 million decrease in the market value of a fuel supply contract that was outstanding the entire period and the settlement of a $10.0 million net gain position.

Regulatory assets, net of regulatory liabilities, decreased $74.1 million to $755.1 million at September 30, 2009, from $829.2 million at December 31, 2008. Total regulatory assets decreased $65.0 million due primarily to a $35.4 million reduction for deferred employee benefits, the amortization of $13.6 million of previously deferred costs to repair damage to our electrical system following storms and an $11.4 million decrease in previously deferred fuel expense. Regulatory liabilities increased $9.1 million due principally to a $24.0 million increase in fuel expense to be refunded to customers, $20.5 million increase in the fair value of nuclear decommissioning trust assets, and a $17.8 million increase in removal costs for amounts collected, but not yet spent to remove retired assets. Increases in regulatory liabilities were offset by a $27.8 million decrease in the fair value of fuel supply contracts.

Current maturities of long-term debt decreased $145.0 million due primarily to the repayment of $145.1 million principal amount of 7.125% unsecured senior notes. See Note 5 of the Notes to Condensed Consolidated Financial Statements, “Debt Financings,” for additional information.

Long-term debt increased $298.4 million due to KGE having issued $300.0 million of first mortgage bonds. See Note 5 of the Notes to Condensed Consolidated Financial Statements, “Debt Financings,” for additional information.

Unamortized investment tax credits increased $69.1 million due to incentives we earned related to investments in plant within the state of Kansas.

Accrued employee benefits decreased $55.0 million due primarily to our having contributed $37.3 million to the Westar Energy pension plan and an actuarial change in the estimate for our post-retirement medical liability.

Asset retirement obligations increased $22.9 million due predominately to a $20.3 million increase in our ARO to reflect revisions to the estimated costs to decommission Wolf Creek. See Note 9 of the Notes to Condensed Consolidated Financial Statements, “Asset Retirement Obligations,” for additional information.

Other long-term liabilities decreased $32.4 million due primarily to a decrease in our liability for uncertain income tax positions and related accrued interest upon settlement of an IRS examination. See Note 6 of the Notes to Condensed Consolidated Financial Statements, “Taxes,” for additional detail on our uncertain income taxes positions.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Available sources of funds to operate our business include internally generated cash, Westar Energy’s revolving credit facility and access to capital markets. In the latter part of 2008 and continuing into 2009, capital markets have experienced unprecedented volatility. As a result, capital, particularly equity, became more costly to obtain. In light of this volatility and the unpredictability of how long these capital market conditions will persist, we elected to reduce or delay planned construction spending. See “–Future Cash Requirements” below for additional information. Uncertainties affecting our ability to meet cash requirements include, among others, factors affecting revenues described in “– Operating Results” above, economic conditions, regulatory actions, compliance with environmental regulations and conditions in the capital markets.

Capital Resources

As of October 22, 2009, Westar Energy had a $730.0 million revolving credit facility under which $151.4 million had been borrowed and an additional $23.9 million of letters of credit had been issued. In addition, we had $3.0 million in cash and cash equivalents as of the same date.

Debt Financings

On October 15, 2009, KGE refinanced $50.0 million of auction rate bonds at a fixed interest rate of 5.00% and a maturity date of June 1, 2031.

On August 3, 2009, we repaid $145.1 million principal amount of 7.125% unsecured senior notes with borrowings under Westar Energy’s revolving credit facility.

On June 11, 2009, KGE issued $300.0 million principal amount of first mortgage bonds at a discount yielding 6.725%, bearing stated interest at 6.70% and maturing on June 15, 2019. Net proceeds of $297.5 million were used to repay borrowings under Westar Energy’s revolving credit facility, with those borrowed amounts principally related to investments in capital equipment.

In addition, the KGE Mortgage and Deed of Trust, dated April 1, 1940, as supplemented, was amended in June 2009 to increase the maximum amount of KGE first mortgage bonds authorized to be issued from $2.0 billion to $3.5 billion.

Cash Flows from Operating Activities

Operating activities provided $408.0 million of cash in the nine months ended September 30, 2009, compared to $201.1 million during the same period of 2008. The increase in cash provided by operating activities was due principally to our having paid $361.2 million less for fuel, purchased power and energy marketing activities and $39.4 million less to repair damage to our electrical system following storms. Partially offsetting these factors was a $203.9 million decrease in customer receipts during 2009 due primarily to lower receipts from our wholesale customers which have more than offset higher cash receipts from our retail customers.

Cash Flows used in Investing Activities

Investing activities used $477.7 million of cash in the nine months ended September 30, 2009, compared to $726.8 million during the same period of 2008. We spent $460.8 million in the nine months ended September 30, 2009, and $709.8 million in the same period of 2008 on additions to property, plant and equipment. The decrease in 2009 was due primarily to our having spent less for emission control and generation projects.

Cash Flows from Financing Activities

Financing activities in the nine months ended September 30, 2009, provided $50.5 million of cash compared to $524.2 million in the same period of 2008. In the nine months ended September 30, 2009, proceeds from long-term debt provided $297.5 million and we used cash to repay $146.5 million of long-term debt and to pay $91.9 million in dividends. In the nine months ended September 30, 2008, proceeds from the issuance of common stock provided $292.7 million, proceeds from long-term debt provided $200.5 million, proceeds from short-term debt provided $110.4 million and borrowings from COLI provided $62.5 million. We used cash to pay $79.6 million in dividends and to repay $51.0 million of long-term debt during this period. The increase in cash paid for dividends was attributable to the issuance of additional shares of common stock coupled with an increase in our dividend rate. The overall decrease in cash provided from financing activities was due to a decrease in our financing needs as a result of our having completed emission control and generation projects in 2008 that required substantial amounts of capital.

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

(a) Includes $9,000 in 2010 and $26,100 in 2011 for expenditures related to Prairie Wind Transmission.

Debt Covenants

Some debt instruments contain restrictions that require us to maintain leverage ratios as defined in the credit agreements. We were in compliance with these covenants as of September 30, 2009.

Credit Ratings

Moody’s Investors Service (Moody’s), Standard & Poor’s Ratings Group (S&P) and Fitch Investors Service (Fitch) are independent credit-rating agencies that rate our debt securities. These ratings indicate each agency’s assessment of our ability to pay interest and principal when due on our securities.

In August 2009, Moody’s upgraded its credit rating for Westar Energy and KGE first mortgage bonds/senior secured debt securities. In April 2009, S&P changed its rating outlook for Westar Energy and KGE debt securities from stable to positive. As of October 22, 2009, our ratings with the agencies and the outlooks for these ratings are as shown in the table below.

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

Certain of our derivative instruments contain collateral provisions subject to credit agency ratings of our senior unsecured debt. If our senior unsecured debt ratings were to decrease or fall below investment grade, the counterparties to the derivative instruments, pursuant to the provisions, could require collateralization on derivative instruments. The aggregate fair value of all derivative instruments with objective credit-risk-related contingent features that were in a liability position as of September 30, 2009, was $3.2 million, for which we had posted no collateral. If all credit-risk-related contingent features underlying these agreements had been triggered as of September 30, 2009, we would have been required to provide to our counterparties $2.6 million of additional collateral after taking into consideration the offsetting impact of derivative assets and net accounts receivable.

OFF-BALANCE SHEET ARRANGEMENTS

From December 31, 2008, through September 30, 2009, there have been no material changes in our off-balance sheet arrangements. For additional information, see our 2008 Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Pension and Post-Retirement Benefit Obligations

As a result of guidance issued by the U.S. Department of the Treasury clarifying the assumptions underlying the Westar Energy and Wolf Creek pension and post-retirement benefit plans, we contributed $52.5 million to the plans in 2009 compared to $76.0 million we earlier indicated we would contribute in our 2008 Form 10-K. We do not expect to contribute to the Westar Energy or Wolf Creek pension plans for the remainder of this year.

From December 31, 2008, through September 30, 2009, there have been no other material changes outside the ordinary course of business in our contractual obligations and commercial commitments. For additional information, see our 2008 Form 10-K.

OTHER INFORMATION

Environmental Legislation

Our activities are subject to extensive and changing environmental regulation. On May 22, 2009, the State of Kansas enacted legislation that mandates, among other requirements, that more energy be derived from renewable sources. According to the law, in years 2011 through 2015 net renewable generation capacity must be 10% of the average peak demand for the three prior years. This requirement increases to 15% for years 2016 through 2019 and 20% for 2020 and thereafter. We estimate that we may need to add about 150 to 200 megawatts of additional renewable generating capacity to meet the 2011 requirement.

In addition to laws currently in effect, numerous laws and regulations have been proposed related to what are referred to as greenhouse gases, including carbon dioxide (CO2). We emit large amounts of CO2 and other gasses through the operation of our power plants. On June 26, 2009, the U.S. House of Representatives passed a proposal that, if passed by the Senate and signed into law by the President, would require reductions in greenhouse gas emissions and, even beyond that, would impose additional expense for virtually all such emissions, even those below the stated targeted emission levels. The proposal identifies seven gasses, including CO2, as greenhouse gasses. In addition, the proposal mandates utilities to meet an increasing percentage of energy demand from a combination of energy efficiency and renewable energy.

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

Abbreviated Rate Case Application

We filed an abbreviated rate case application with the KCC on June 2, 2009, designed to increase our retail prices by $19.7 million per year. This increase represents costs associated with our remaining investments in natural gas and wind generation facilities that were not included in the price increase approved by the KCC in its January 21, 2009, order. On September 30, 2009, the KCC staff filed its testimony in the case using updated figures from our filing and recommended an increase of $17.1 million, with which we largely agree. We expect the KCC to issue an order in this proceeding early next year.

Transmission Formula Rate

On October 15, 2009, we posted our updated transmission formula rate to include projected 2010 transmission capital expenditures and operating costs. Our updated transmission formula rate is designed to increase our annual transmission revenues by $16.8 million.

Fair Value of Energy Marketing and Fuel Contracts

The table below shows the fair value of energy marketing contracts outstanding as of September 30, 2009.

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding as of December 31, 2008	$50,364
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	(16,284)
Changes in fair value of contracts outstanding at the beginning and end of the period	(28,832)
Fair value of new contracts entered into during the period	(1,478)

Fair value of contracts outstanding as of September 30, 2009 (a)	$3,770

(a)	Approximately $10.7 million and $8.5 million of the fair value of energy marketing contracts is recognized as a regulatory asset and regulatory liability, respectively.

The sources of the fair values of the financial instruments related to these contracts and the maturity periods for the contracts as of September 30, 2009, are summarized in the following table.

	Fair Value of Contracts at End of Period
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity Over 5 Years
	(In Thousands)
Prices actively quoted (futures)	$(386)	$(386)	$—	$—	$—
Prices provided by other external sources (swaps and forwards)	3,272	(6,987)	5,311	4,416	532
Prices based on option pricing models (options and other) (a)	884	1,164	(219)	(61)	—

Total fair value of contracts outstanding	$3,770	$(6,209)	$5,092	$4,355	$532

(a)	Options are priced using a series of techniques, such as the Black option pricing model.

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

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, FASB issued guidance that addresses the measurement and recognition of other-than-temporary impairments of investments in debt securities. The guidance also provides for changes in the presentation and disclosure requirements surrounding other-than-temporary impairments of investments in debt and equity securities. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. We adopted this guidance effective April 1, 2009, without a material impact on our consolidated financial statements.

Employers’ Disclosures about Post-retirement Benefit Plan Assets

In December 2008, FASB issued guidance that requires enhanced disclosures about the plan assets of defined benefit pension and other post-retirement benefit plans. These disclosures include how investment allocation decisions are made, the factors pertinent to understanding investment policies and strategies, the fair value of each major category of plan assets for pension plans and other post-retirement benefit plans separately, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets and significant concentrations of risk within plan assets. This guidance is effective for fiscal years ending after December 15, 2009. We are currently evaluating what impact the adoption of this guidance will have on our consolidated financial statements.

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

Fair Value Measurements

In September 2006, FASB issued guidance that defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This guidance is effective for fiscal years beginning after November 15, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We adopted the guidance for financial assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008, and for non-financial assets and liabilities recognized at fair value on a nonrecurring basis effective January 1, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements. See Note 3 of the Notes to Condensed Consolidated Financial Statements, “Financial and Derivative Instruments, Trading Securities, Energy Marketing and Risk Management,” for additional information.

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

Prairie Wind Transmission, LLC

On July 24, 2009, the KCC approved an agreement between Prairie Wind Transmission, LLC, a joint venture company of which we own 50%, ITC Great Plains, LLC, Sunflower Electric Power Corporation and Mid-Kansas Electric Company regarding the segments of a proposed 765 kilovolt (kV) transmission project the companies will construct in Kansas. Under the agreement, upon approval of the project from the SPP Board of Directors and appropriate regional cost allocation, Prairie Wind Transmission intends to construct a new substation near Wichita and one near Medicine Lodge as well as a transmission line connecting the two substations. Prairie Wind Transmission also plans to construct a 765 kV transmission line south to the Kansas-Oklahoma border from either the Medicine Lodge substation or one of the substations that will be built by ITC Great Plains, LLC.

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information on other legal proceedings is set forth in Notes 7 and 8 of the Notes to Condensed Consolidated Financial Statements, “Commitments and Contingencies – EPA Lawsuit – FERC Investigation” and “Legal Proceedings,” respectively, which are incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There were no material changes in our risk factors from December 31, 2008, through September 30, 2009. For additional information, see our 2008 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

4(a)	Fifty-Fifth Supplemental Indenture dated as of October 1, 2009, by and among Kansas Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A., as Trustee.

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended September 30, 2009

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended September 30, 2009

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended September 30, 2009 (furnished and not to be considered filed as part of the Form 10-Q)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAR ENERGY, INC.

Date:	October 29, 2009	By:	/s/ Mark A. Ruelle
Mark A. Ruelle,
Executive Vice President and Chief Financial Officer