Form 10-Q
period 2010-03-31
WESTAR ENERGY INC /KS
filed 2010-05-06
CIK 54507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	110,622,293 shares
(Class)	(Outstanding at April 29, 2010)

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition
2009 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2009
AFUDC	Allowance for Funds Used During Construction
EPA	Environmental Protection Agency
EPS	Earnings per share
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Investors Service
GAAP	Generally Accepted Accounting Principles
IRS	Internal Revenue Service
JEC	Jeffrey Energy Center
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
KGE	Kansas Gas and Electric Company
La Cygne	La Cygne Generating Station
MMBtu	Millions of British Thermal Units
Moody’s	Moody’s Investors Service
MWh	Megawatt hours
NOx	Nitrogen Oxide
ONEOK	ONEOK, Inc.
OTC	Over-the-counter
RECA	Retail Energy Cost Adjustment
RSUs	Restricted share units
S&P	Standard & Poor’s Ratings Group
SCR	Selective catalytic reduction
SPP	Southwest Power Pool
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

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

•	unusual weather conditions and their effect on sales of electricity as well as on prices of energy commodities,

•	equipment damage from storms and extreme weather,

•	economic and capital market conditions, including the impact of inflation, changes in interest rates, the cost and availability of capital and the market for trading wholesale energy,

•	the impact of changes in market conditions on employee benefit liability calculations, as well as actual and assumed investment returns on invested plan assets,

•	the impact of changes in estimates regarding our Wolf Creek Generating Station (Wolf Creek) decommissioning obligation,

•	the ability of our counterparties to make payments as and when due and to perform as required,

•	the existence of or introduction of competition into markets in which we operate,

•

risks associated with execution of our planned capital expenditure program, including timing and receipt of regulatory approvals necessary for planned construction and expansion projects as well as the ability to complete planned construction projects within the terms and time frames anticipated,

•	cost, availability and timely provision of equipment, supplies, labor and fuel we need to operate our business,

•	availability of generating capacity and the performance of our generating plants,

•	changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown or required modification of nuclear generating facilities,

•	uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel storage and disposal,

•	homeland and information security considerations,

•	wholesale electricity prices,

•	changes in accounting requirements and other accounting matters,

•

changes in the energy markets in which we participate resulting from the development and implementation of real time and next day trading markets, and the effect of the retroactive repricing of transactions in such markets following execution because of changes or adjustments in market pricing mechanisms by regional transmission organizations (RTOs) and independent system operators,

•	reduced demand for coal-based energy because of climate impacts and development of alternate energy sources,

•	current and future litigation, regulatory investigations, proceedings or inquiries,

•	other circumstances affecting anticipated operations, electricity sales and costs, and

•

other factors discussed elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K), including in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other reports we file from time to time with the Securities and Exchange Commission (SEC).

These lists are not all-inclusive because it is not possible to predict all factors. This report should be read in its entirety and in conjunction with our 2009 Form 10-K. No one section of this report deals with all aspects of the subject matter and additional information on some matters that could impact our consolidated financial results may be included in our 2009 Form 10-K. The reader should not place undue reliance on any forward-looking statement, as forward-looking statements speak only as of the date such statements were made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WESTAR ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,843	$3,860
Accounts receivable, net of allowance for doubtful accounts of $5,921 and $5,231, respectively	195,112	216,186
Inventories and supplies, net	195,697	193,831
Energy marketing contracts	55,715	33,159
Taxes receivable	54,051	45,200
Deferred tax assets	5,686	7,927
Prepaid expenses	13,993	11,830
Regulatory assets	88,991	97,220
Other	17,171	20,269

Total Current Assets	629,259	629,482

PROPERTY, PLANT AND EQUIPMENT, NET	5,711,015	5,771,740

PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET (See Note 12)	354,079	—

OTHER ASSETS:
Regulatory assets	745,885	758,538
Nuclear decommissioning trust	114,583	112,268
Energy marketing contracts	11,002	10,653
Other	246,947	242,802

Total Other Assets	1,118,417	1,124,261

TOTAL ASSETS	$7,812,770	$7,525,483

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,076	$1,345
Current maturities of long-term debt of variable interest entities (See Note 12)	28,921	—
Short-term debt	209,160	242,760
Accounts payable	130,093	112,211
Accrued taxes	67,077	46,931
Energy marketing contracts	51,964	39,161
Accrued interest	98,978	76,955
Regulatory liabilities	35,595	39,745
Other	110,056	123,370

Total Current Liabilities	732,920	682,478

LONG-TERM LIABILITIES:
Long-term debt, net	2,490,495	2,490,734
Long-term debt of variable interest entities, net (See Note 12)	300,805	—
Obligation under capital leases	8,960	109,300
Deferred income taxes	979,848	964,461
Unamortized investment tax credits	127,101	127,777
Regulatory liabilities	118,800	100,963
Deferred regulatory gain from sale-leaseback	101,663	108,532
Accrued employee benefits	427,358	433,561
Asset retirement obligations	121,250	119,519
Energy marketing contracts	380	210
Other	104,559	117,720

Total Long-Term Liabilities	4,781,219	4,572,777

COMMITMENTS AND CONTINGENCIES (See Notes 7 and 8)
TEMPORARY EQUITY	3,449	3,443

EQUITY:
Westar Energy Shareholders’ Equity:
Cumulative preferred stock, par value $100 per share; authorized 600,000 shares; issued and outstanding 214,363 shares	21,436	21,436
Common stock, par value $5 per share; authorized 150,000,000 shares; issued and outstanding 110,467,272 shares and 109,072,000 shares, respectively	552,336	545,360
Paid-in capital	1,362,530	1,339,790
Retained earnings	355,909	360,199

Total Westar Energy Shareholders’ Equity	2,292,211	2,266,785

Noncontrolling Interests	2,971	—

Total Equity	2,295,182	2,266,785

TOTAL LIABILITIES AND EQUITY	$7,812,770	$7,525,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
REVENUES	$459,830	$421,767

OPERATING EXPENSES:
Fuel and purchased power	133,800	140,644
Operating and maintenance	121,172	122,167
Depreciation and amortization	66,930	58,214
Selling, general and administrative	45,927	47,982

Total Operating Expenses	367,829	369,007

INCOME FROM OPERATIONS	92,001	52,760

OTHER INCOME (EXPENSE):
Investment earnings (losses)	1,757	(792)
Other income	854	3,257
Other expense	(4,494)	(4,561)

Total Other Expense	(1,883)	(2,096)

Interest expense	44,616	35,077

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	45,502	15,587
Income tax expense	13,820	4,401

INCOME FROM CONTINUING OPERATIONS	31,682	11,186
Results of discontinued operations, net of tax	—	32,978

NET INCOME	31,682	44,164
Less: Net income attributable to noncontrolling interests	1,002	—

NET INCOME ATTRIBUTABLE TO WESTAR ENERGY	30,680	44,164
Preferred dividends	242	242

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$30,438	$43,922

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY (See Note 2):
Earnings available from continuing operations	$0.27	$0.10
Discontinued operations, net of tax	—	0.30

Earnings per common share, basic and diluted	$0.27	$0.40

Average equivalent common shares outstanding	110,925,146	109,330,973
DIVIDENDS DECLARED PER COMMON SHARE	$0.31	$0.30
AMOUNTS ATTRIBUTABLE TO WESTAR ENERGY:
Income from continuing operations	$30,680	$11,186
Results of discontinued operations, net of tax	—	32,978

Net income	$30,680	$44,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$31,682	$44,164
Discontinued operations, net of tax	—	(32,978)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,930	58,214
Amortization of nuclear fuel	6,084	4,372
Amortization of deferred regulatory gain from sale-leaseback	(1,374)	(1,374)
Amortization of prepaid corporate-owned life insurance	5,840	5,792
Non-cash compensation	2,130	1,522
Net changes in energy marketing assets and liabilities	(181)	11,533
Accrued liability to certain former officers	504	—
Net deferred income taxes and credits	20,518	14,988
Stock based compensation excess tax benefits	(277)	(173)
Allowance for equity funds used during construction	(455)	(2,555)
Changes in working capital items, net of acquisitions and dispositions:
Accounts receivable	21,068	19,206
Inventories and supplies	(1,673)	(3,673)
Prepaid expenses and other	(3,260)	(9,868)
Accounts payable	10,001	(27,505)
Accrued taxes	11,382	25,476
Other current liabilities	(15,267)	12,788
Changes in other assets	7,758	11,761
Changes in other liabilities	(9,442)	(28,558)

Cash flows from operating activities	151,968	103,132

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(103,272)	(151,904)
Purchase of securities within the nuclear decommissioning trust fund	(8,319)	(7,384)
Sale of securities within the nuclear decommissioning trust fund	7,628	6,650
Proceeds from investment in corporate-owned life insurance	448	993
Advances to affiliated company	5	—
Other investing activities	690	734

Cash flows used in investing activities	(102,820)	(150,911)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(33,600)	83,600
Retirements of long-term debt	(646)	(482)
Repayments of long-term debt of variable interest entities	(7,954)	—
Repayment of capital leases	(610)	(8,279)
Borrowings against cash surrender value of corporate-owned life insurance	965	993
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(1,981)	(2,796)
Stock based compensation excess tax benefits	277	173
Issuance of common stock, net	25,904	918
Distributions to shareholders of noncontrolling interests	(1,466)	—
Cash dividends paid	(31,054)	(29,812)

Cash flows (used in) from financing activities	(50,165)	44,315

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,017)	(3,464)
CASH AND CASH EQUIVALENTS:
Beginning of period	3,860	22,914

End of period	$2,843	$19,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in Thousands)

(Unaudited)

	Westar Energy Shareholders
	Cumulative preferred stock	Common stock	Paid-in capital	Retained earnings	Noncontrolling interests	Total equity
Balance at December 31, 2008	$21,436	$541,556	$1,326,391	$318,197	$—	$2,207,580

Net income	—	—	—	44,164	—	44,164
Issuance of common stock, net	—	977	2,823	—	—	3,800
Preferred dividends, net of retirements	—	—	—	(242)	—	(242)
Dividends on common stock	—	—	—	(32,949)	—	(32,949)
Reclass to Temporary Equity	—	—	(6)	—	—	(6)
Amortization of restricted stock	—	—	1,077	—	—	1,077
Stock compensation and tax benefit	—	—	(899)	—	—	(899)

Balance at March 31, 2009	$21,436	$542,533	$1,329,386	$329,170	$—	$2,222,525

Balance at December 31, 2009	$21,436	$545,360	$1,339,790	$360,199	$—	$2,266,785

Consolidation of noncontrolling interests	—	—	—	—	3,435	3,435
Net income	—	—	—	30,680	1,002	31,682
Issuance of common stock, net	—	6,976	22,760	—	—	29,736
Preferred dividends, net of retirements	—	—	—	(242)	—	(242)
Dividends on common stock	—	—	—	(34,728)	—	(34,728)
Reclass to Temporary Equity	—	—	(6)	—	—	(6)
Amortization of restricted stock	—	—	1,653	—	—	1,653
Stock compensation and tax benefit	—	—	(1,667)	—	—	(1,667)
Distributions to shareholders of noncontrolling interests	—	—	—	—	(1,466)	(1,466)

Balance at March 31, 2010	$21,436	$552,336	$1,362,530	$355,909	$2,971	$2,295,182

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

We provide electric generation, transmission and distribution services to approximately 686,000 customers in Kansas. Westar Energy provides these services in central and northeastern Kansas, including the cities of Topeka, Lawrence, Manhattan, Salina and Hutchinson. Kansas Gas and Electric Company (KGE), Westar Energy’s wholly owned subsidiary, provides these services in south-central and southeastern Kansas, including the city of Wichita. KGE owns a 47% interest in Wolf Creek, a nuclear power plant located near Burlington, Kansas. Both Westar Energy and KGE conduct business using the name Westar Energy. Our corporate headquarters is located at 818 South Kansas Avenue, Topeka, Kansas 66612.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles (GAAP) for the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. Our condensed consolidated financial statements include all operating divisions, majority owned subsidiaries and variable interest entities (VIEs), reported as a single operating segment, for which we maintain controlling interest or are the primary beneficiary. Intercompany accounts and transactions have been eliminated in consolidation. In our opinion, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the consolidated financial statements, have been included.

The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in our 2009 Form 10-K.

Use of Management’s Estimates

When we prepare our condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, valuation of commodity contracts, depreciation, unbilled revenue, investments, valuation of our energy marketing portfolio, intangible assets, forecasted fuel costs included in our retail energy cost adjustment (RECA) billed to customers, income taxes, pension and other post-retirement and post-employment benefits, our asset retirement obligations including the decommissioning of Wolf Creek, environmental issues, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results to be expected for the full year.

Allowance for Funds Used During Construction

Allowance for funds used during construction (AFUDC) represents the allowed cost of capital used to finance utility construction activity. We compute AFUDC by applying a composite rate to qualified construction work in progress. We credit other income (for equity funds) and interest expense (for borrowed funds) for the amount of AFUDC capitalized as construction cost on the accompanying consolidated statements of income as follows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in Thousands)
Borrowed funds	$744	$2,129
Equity funds	455	2,555

Total	$1,199	$4,684

Average AFUDC Rates	2.3%	5.5%

Earnings Per Share

We have participating securities related to unvested restricted share units (RSUs) with nonforfeitable rights to dividend equivalents that receive dividends as declared on an equal basis with common shares. Therefore, we apply the two-class method of computing basic and diluted earnings per share (EPS).

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

The following table reconciles our basic and diluted EPS from income from continuing operations.

	Three Months Ended March 31,
	2010	2009
	(Dollars In Thousands, Except Per Share Amounts)
Income from continuing operations	$31,682	$11,186
Less: Income attributable to noncontrolling interests	1,002	—

Income from continuing operations attributable to Westar Energy	30,680	11,186
Less: Preferred dividends	242	242
Income from continuing operations allocated to RSUs	126	56

Income from continuing operations attributable to common stock	$30,312	$10,888

Weighted average equivalent common shares outstanding – basic	110,925,146	109,330,973
Effect of dilutive securities:
Employee stock options	207	397
Restricted share units	27,427	—

Weighted average equivalent common shares outstanding – diluted (a)	110,952,780	109,331,370

Earnings from continuing operations per common share, basic and diluted	$0.27	$0.10

(a)	We did not have any antidilutive shares for the three months ended March 31, 2010. For the three months ended March 31, 2009, potentially dilutive shares not included in the denominator because they are antidilutive totaled 13,460 shares.

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2010	2009
	(In Thousands)
CASH PAID FOR (RECEIVED FROM):
Interest on financing activities, net of amount capitalized	$38,956	$33,411
Income taxes, net of refunds	2,013	(9,167)
NON-CASH INVESTING TRANSACTIONS:
Property, plant and equipment additions	23,332	71,453
Property, plant and equipment additions of variable interest entities (a)	356,964	—
Jeffrey Energy Center 8% leasehold interest (a)	(108,706)	—
NON-CASH FINANCING TRANSACTIONS:
Issuance of common stock for reinvested dividends and compensation plans	3,536	2,880
Debt of variable interest entities (a)	337,951	—
Capital lease for Jeffrey Energy Center 8% leasehold interest (a)	(106,423)	—
Assets acquired through capital leases	—	607

(a) These transactions result from the consolidation of the VIEs discussed in Note 12, “Variable Interest Entities.”

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

Consolidation Guidance for Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance that amends the consolidation guidance for VIEs. The amended guidance requires a qualitative assessment rather than a quantitative assessment in determining the primary beneficiary of a VIE and significantly changes the criteria to consider in determining the primary beneficiary. Pursuant to the amended guidance, there is no exclusion, or “grandfathering,” of VIEs that were not consolidated under prior guidance. This amended guidance is effective for annual reporting periods beginning after November 15, 2009. We adopted the guidance effective January 1, 2010, and, as a result, began consolidating certain VIEs that hold assets we lease. See Note 12, “Variable Interest Entities,” for additional information.

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

Investments held in the nuclear decommissioning trust and trading securities portfolio are recorded at fair value using quoted market prices when such data are available. Certain equity and bond funds do not have quoted market prices to measure fair value. Therefore, we utilize the net asset value for such funds. A portion of our investments is comprised of private equity investments, debt and real estate securities that require significant unobservable market information to measure the fair value of the investments. The fair value of private equity investments is measured by utilizing both market- and income-based models, public company comparables, at cost or at the value derived from subsequent financings. Certain adjustments are made when actual performance differs significantly from expected performance; when market, economic or company-specific conditions change; or when other news or events have a material impact on the security. Debt investments for which we apply unobservable information to measure fair value are principally invested in mortgage-backed securities and collateralized loans. Fair value for these investments is determined by using subjective market- and income-based estimates such as projected cash flows and future interest rates. To measure the fair value of real estate securities we use a combination of market- and income-based models utilizing market discount rates, projected cash flows and the estimated value into perpetuity.

Energy marketing contracts can be exchange-traded or over-the-counter (OTC). Fair value measurements of exchange-traded contracts typically utilize quoted prices in active markets. OTC contracts are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market clearing transactions or alternative pricing sources with reasonable levels of price transparency. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, nonperformance risk, measures of volatility and correlations of such inputs. Certain OTC contracts trade in less liquid markets with limited pricing information and the determination of fair value for these derivatives is inherently more subjective. In these situations, estimates by management are a significant input. See “—Recurring Fair Value Measurements” and “—Derivative Instruments” below for additional information.

We measure fair value based on information available as of the measurement date. The following table provides the carrying values and measured fair values of our financial instruments as of March 31, 2010.

	Carrying Value	Fair Value
	(In Thousands)
Fixed-rate debt	$2,373,408	$2,516,527
Fixed-rate debt of variable interest entities	329,726	344,814

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

The following table provides the amounts and their corresponding level of hierarchy for our assets and liabilities that are measured at fair value.

	Level 1	Level 2	Level 3	Total
	(In Thousands)
As of March 31, 2010
Assets:
Energy Marketing Contracts	$2,116	$43,025	$21,576	$66,717
Nuclear Decommissioning Trust:
Domestic equity	36,600	5,782	2,384	44,766
International equity	1,380	23,978	—	25,358
Core bonds	17,096	5,518	—	22,614
High-yield bonds	5,804	—	5,979	11,783
Real estate securities	—	—	2,779	2,779
Commodities	5,247	—	—	5,247
Cash equivalents	2,036	—	—	2,036

Total Nuclear Decommissioning Trust	68,163	35,278	11,142	114,583

Trading Securities:
Domestic equity	—	19,463	—	19,463
International equity	—	4,485	—	4,485
Core bonds	—	12,252	—	12,252

Total Trading Securities	—	36,200	—	36,200

Total Assets Measured at Fair Value	$70,279	$114,503	$32,718	$217,500

Liabilities:
Energy Marketing Contracts	$2,116	$43,104	$7,124	$52,344

As of December 31, 2009
Assets:
Energy Marketing Contracts	$7,310	$17,071	$19,431	$43,812
Nuclear Decommissioning Trust:
Domestic equity	34,961	5,317	2,262	42,540
International equity	1,208	24,736	—	25,944
Core bonds	16,082	5,524	—	21,606
High-yield bonds	5,579	—	5,741	11,320
Real estate securities	—	—	3,635	3,635
Commodities	5,563	—	—	5,563
Cash equivalents	1,660	—	—	1,660

Total Nuclear Decommissioning Trust	65,053	35,577	11,638	112,268

Trading Securities:
Domestic equity	—	18,344	—	18,344
International equity	—	4,422	—	4,422
Core bonds	—	11,853	—	11,853

Total Trading Securities	—	34,619	—	34,619

Total Assets Measured at Fair Value	$72,363	$87,267	$31,069	$190,699

Liabilities:
Energy Marketing Contracts	$8,964	$15,286	$15,121	$39,371

We do not offset the fair value of energy marketing contracts executed with the same counterparty. As of March 31, 2010, we had not recorded any right to reclaim cash collateral and had recorded $1.8 million for our obligation to return cash collateral. As of December 31, 2009, we had recorded $0.3 million for our right to reclaim cash collateral and $1.8 million for our obligation to return cash collateral.

The following table provides reconciliations of assets and liabilities measured at fair value using significant level 3 inputs for the three months ended March 31, 2010, and March 31, 2009.

	Energy Marketing Contracts, net		Nuclear Decommissioning Trust			Net Balance
			Domestic Equity	High-yield Bonds	Real Estate Securities
				(In Thousands)
Balance as of December 31, 2009	$4,310		$2,262	$5,741	$3,635	$15,948
Total realized and unrealized gains (losses) included in:
Earnings (a)	4		—	—	—	4
Regulatory assets	4,468	(b)	—	—	—	4,468
Regulatory liabilities	3,286	(b)	82	238	(856)	2,750
Purchases, issuances and settlements	2,384		40	—	—	2,424

Balance as of March 31, 2010	$14,452		$2,384	$5,979	$2,779	$25,594

Balance as of December 31, 2008	$44,541		$2,006	$—	$6,028	$52,575
Total realized and unrealized gains (losses) included in:
Earnings (a)	1,572		—	—	—	1,572
Regulatory assets	(8,662	)(b)	—	—	—	(8,662)
Regulatory liabilities	(24,819	)(b)	(270)	—	(1,200)	(26,289)
Purchases, issuances and settlements	(6,969)		—	—	—	(6,969)

Balance as of March 31, 2009	$5,663		$1,736	$—	$4,828	$12,227

(a)	Unrealized and realized gains and losses included in earnings resulting from energy marketing activities are reported in revenues. Unrealized and realized gains and losses resulting from trading securities are included in other income.
(b)	Includes changes in the fair value of certain fuel supply and electricity contracts.

A portion of the gains and losses contributing to changes in net assets in the above table is unrealized. The following table summarizes the unrealized gains and losses we recorded on our consolidated financial statements during the three months ended March 31, 2010 and 2009, attributed to level 3 assets and liabilities still held as of March 31, 2010 and 2009, respectively.

	Three Months Ended March 31, 2010
	Energy Marketing Contracts, net		Nuclear Decommissioning Trust			Net Balance
			Domestic Equity	High-yield Bonds	Real Estate Securities
				(In Thousands)
Total unrealized gains (losses) included in:
Earnings (a)	$(197)		$—	$—	$—	$(197)
Regulatory assets	4,540	(b)	—	—	—	4,540
Regulatory liabilities	3,251	(b)	82	238	(856)	2,715

Total	$7,594		$82	$238	$(856)	$7,058

	Three Months Ended March 31, 2009
Total unrealized gains (losses) included in:
Earnings (a)	$67		$—	$—	$—	$67
Regulatory assets	(8,514	)(b)	—	—	—	(8,514)
Regulatory liabilities	(24,069	)(b)	—	—	—	(24,069)

Total	$(32,516)		$—	$—	$—	$(32,516)

(a)	Unrealized gains and losses included in earnings resulting from energy marketing activities are reported in revenues. Unrealized gains and losses resulting from trading securities are reported in other income.
(b)	Includes changes in the fair value of certain fuel supply and electricity contracts.

Certain investments in the nuclear decommissioning trust and all of our trading securities do not have a readily determinable fair value and are either investment companies or follow accounting guidance consistent with investment companies. In certain situations these investments may have redemption restrictions. The following table provides further information on these investments.

	As of March 31, 2010		As of December 31, 2009
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Frequency	Length of Settlement
	(In thousands)
Nuclear Decommissioning Trust:
Domestic equity	$8,166	$3,071	$7,579	$3,111	(a)	(a)
International equity	23,978	—	24,736	—	Monthly	11 – 18 days
Core bonds	5,518	—	5,524	—	Upon Notice	5 days
High-yield bonds	5,979	—	5,741	—	Quarterly	30 days
Real estate securities	2,779	—	3,635	—	(b)	(b)

Total Nuclear Decommissioning Trust	$46,420	$3,071	$47,215	$3,111

Trading Securities:
Domestic equity	$19,463	$—	$18,344	$—	Upon Notice	1 day
International equity	4,485	—	4,422	—	Upon Notice	1 day
Core bonds	12,252	—	11,853	—	Upon Notice	1 day

Total Trading Securities	36,200	—	34,619	—

Total	$82,620	$3,071	$81,834	$3,111

(a)	About 30% of the fair value is in long-term private equity funds that do not permit early withdrawal. The funds may begin liquidating in about 6 to 11 years unless the terms of the investments are extended. Our investments in these funds cannot be withdrawn until the underlying investments have been liquidated which may take years from the date of initial liquidation. The remaining 70% of the fair value permits liquidation upon notice and settles in three days.
(b)	The nature of this investment requires relatively long holding periods which do not necessarily accommodate ready liquidity. In addition, recent adverse financial conditions affecting commercial real estate markets have further limited any liquidity associated with this investment.

Derivative Instruments

We engage in both financial and physical trading with the goal of managing our commodity price risk, enhancing system reliability and increasing profits. We trade electricity and other energy-related products using a variety of financial instruments, including futures contracts, options and swaps, and we trade energy commodity contracts.

We classify derivative instruments as energy marketing contracts on our consolidated balance sheets. We report energy marketing contracts representing unrealized gain positions as assets; energy marketing contracts representing unrealized loss positions are reported as liabilities. With the exception of certain fuel supply and electricity contracts, which we record as regulatory assets or regulatory liabilities, we include the change in the fair value of energy marketing contracts in revenues on our consolidated statements of income. We do not hold derivative instruments that are designated as hedging instruments. The following table presents the fair value of derivative instruments reflected on our consolidated balance sheets.

Commodity Derivatives Not Designated as Hedging Instruments as of March 31, 2010

Asset Derivatives		Liability Derivatives
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)		(In thousands)
Current assets:		Current liabilities:
Energy marketing contracts	$55,715	Energy marketing contracts	$51,964
Other assets:		Long-term liabilities:
Energy marketing contracts	11,002	Energy marketing contracts	380

Total	$66,717	Total	$52,344

Commodity Derivatives Not Designated as Hedging Instruments as of December 31, 2009

Asset Derivatives		Liability Derivatives
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)		(In thousands)
Current assets:		Current liabilities:
Energy marketing contracts	$33,159	Energy marketing contracts	$39,161
Other assets:		Long-term liabilities:
Energy marketing contracts	10,653	Energy marketing contracts	210

Total	$43,812	Total	$39,371

The following table presents how changes in the fair value of commodity derivative instruments affected our consolidated financial statements for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
Location	Net Gain Recognized	Net Loss Recognized	Net Gain Recognized	Net Loss Recognized
	(In thousands)
Revenues (decrease) increase	$—	$(565)	$3,199	$—
Regulatory assets (decrease) increase	(7,193)	—	—	7,021
Regulatory liabilities increase (decrease)	3,380	—	—	(28,852)

As of March 31, 2010, and December 31, 2009, we had under contract the following energy-related products.

		Net Quantity as of
	Unit of Measure	March 31, 2010	December 31, 2009
Electricity	MWh	3,869,883	4,147,800
Natural Gas	MMBtu	567,000	648,000
Coal	Ton	2,750,000	3,500,000

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

Price Risk

We use various types of fuel, including coal, natural gas, uranium, diesel and oil, to operate our plants and purchase power to meet customer demand. We are exposed to market risks from commodity price changes for electricity and other energy-related products and interest rates that could affect our consolidated financial results including cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when we deem appropriate, we economically hedge a portion of these risks through the use of derivative financial instruments for non-trading purposes.

Factors that affect our commodity price exposure are the quantity and availability of fuel used for generation, the availability of our power plants and the quantity of electricity customers consume. Quantities of fossil fuel we use to generate electricity fluctuate from period to period based on availability, price and deliverability of a given fuel type, as well as planned and unscheduled outages at our generating plants that use fossil fuels. Our commodity exposure is also affected by our nuclear plant refueling schedule. Our customers’ electricity usage also varies based on weather, the economy and other factors.

The wholesale power and fuel markets are volatile. This volatility impacts our costs of purchased power, fuel costs for our power plants and our participation in energy markets. We trade various types of fuel primarily to reduce exposure related to the volatility of commodity prices. A significant portion of our coal requirements is purchased under long-term contracts to hedge much of the fuel exposure for customers. If we were unable to generate an adequate supply of electricity for our customers, we would purchase power in the wholesale market to the extent it is available, subject to possible transmission constraints, and/or implement curtailment or interruption procedures as permitted in our tariffs and terms and conditions of service.

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

We have derivative instruments with commodity exchanges and other counterparties that do not contain objective credit-risk-related contingent features. However, certain of our derivative instruments contain collateral provisions subject to credit agency ratings of our senior unsecured debt. If our senior unsecured debt ratings were to decrease or fall below investment grade, the counterparties to the derivative instruments, pursuant to the provisions, could require collateralization on derivative instruments. The aggregate fair value of all derivative instruments with objective credit-risk-related contingent features that were in a liability position as of March 31, 2010, and December 31, 2009, was $4.4 million and $1.4 million, respectively, for which we had posted no collateral as of either date. If all credit-risk-related contingent features underlying these agreements had been triggered as of March 31, 2010, and December 31, 2009, we would have been required to provide to our counterparties $0.6 million and $0.1 million, respectively, of additional collateral after taking into consideration the offsetting impact of derivative assets and net accounts receivable.

4. FINANCIAL INVESTMENTS

We report some of our investments in debt and equity securities at fair value and use the specific identification method to determine their cost for computing realized gains or losses. We classify these investments as either trading securities or available-for-sale securities as described below.

Trading Securities

We have debt and equity investments in a trust used to fund retirement benefits that we classify as trading securities. We include any unrealized gains or losses on these securities in investment earnings on our consolidated statements of income. There was an unrealized gain of $1.6 million during the three months ended March 31, 2010, and an unrealized loss of $2.4 million during the same period of 2009.

Available-for-Sale Securities

We hold investments in debt and equity securities in a trust fund for the purpose of funding the decommissioning of Wolf Creek. We have classified these investments as available-for-sale and have recorded all such investments at their fair market value as of March 31, 2010 and December 31, 2009. At March 31, 2010, investments in the nuclear decommissioning trust fund were allocated 39% to domestic equity, 22% to international equity, 20% to core bonds, 10% to high-yield bonds, 2% to real estate securities, 5% to commodities and 2% to cash and cash equivalents. Investments in debt securities are limited to funds which invest principally in U.S. government and agency securities, municipal bonds, corporate securities or foreign debt. As of March 31, 2010, the fair value of the debt securities in the nuclear decommissioning trust fund was $34.4 million entirely held in closed end funds, bond mutual funds and indexed bond funds.

Using the specific identification method to determine cost, we realized a $0.9 million gain on our available-for-sale securities during the three months ended March 31, 2010. We record net realized and unrealized gains and losses in regulatory liabilities on our consolidated balance sheets. This reporting is consistent with the method we use to account for the decommissioning costs we recover in our prices. Gains or losses on assets in the trust fund are recorded as increases or decreases to regulatory liabilities and could result in lower or higher funding requirements for decommissioning costs, which we believe would be reflected in the prices paid by our customers.

The following table presents the costs and fair values of investments in the nuclear decommissioning trust fund as of March 31, 2010 and December 31, 2009.

		Gross Unrealized
Security Type	Cost	Gain	Loss	Fair Value
	(In Thousands)
As of March 31, 2010:
Domestic equity	$38,040	$8,093	$(1,367)	$44,766
International equity	22,137	4,368	(1,147)	25,358
Core bonds	21,145	1,469	—	22,614
High-yield bonds	11,863	269	(349)	11,783
Real estate securities	6,206	—	(3,427)	2,779
Commodities	5,895	—	(648)	5,247
Cash equivalents	2,036	—	—	2,036

Total	$107,322	$14,199	$(6,938)	$114,583

As of December 31, 2009:
Domestic equity	$37,648	$7,180	$(2,288)	$42,540
International equity	22,014	4,835	(905)	25,944
Core bonds	20,260	1,346	—	21,606
High-yield bonds	11,749	31	(460)	11,320
Real estate securities	6,206	—	(2,571)	3,635
Commodities	5,895	—	(332)	5,563
Cash equivalents	1,660	—	—	1,660

Total	$105,432	$13,392	$(6,556)	$112,268

The following table presents the fair value and the gross unrealized losses of the available-for-sale securities held in the nuclear decommissioning trust fund aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2010.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Domestic equity	$11,383	$(673)	$2,216	$(694)	$13,599	$(1,367)
International equity	6,469	(1,114)	59	(33)	6,528	(1,147)
High-yield bonds	—	—	5,804	(349)	5,804	(349)
Real estate	31	(26)	2,749	(3,401)	2,780	(3,427)
Commodities	—	—	5,247	(648)	5,247	(648)

Total	$17,883	$(1,813)	$16,075	$(5,125)	$33,958	$(6,938)

5. RATE MATTERS AND REGULATION

KCC Proceedings

Changes in Prices

On March 24, 2010, we filed an application with the Kansas Corporation Commission (KCC) to adjust our prices to include costs associated with environmental investments made in 2009. We expect the KCC to issue an order on our request in May 2010 and estimate that this will increase our annual retail revenues by $13.8 million.

On March 10, 2010, the KCC issued an order allowing us to adjust our prices, subject to final KCC review, to include updated transmission costs as reflected in our transmission formula rate discussed below. The new prices were effective March 16, 2010, and are expected to increase our annual retail revenues by $6.4 million. We expect the KCC to issue a final order on our request in June 2010.

On January 27, 2010, the KCC issued an order allowing us to adjust our prices to include costs associated with our investments in natural gas and wind generation facilities. The new prices were effective February 2010 and are expected to increase our annual retail revenues by $17.1 million.

FERC Proceedings

Request for Changes in Rates

Our updated transmission formula rate, which includes projected 2010 transmission capital expenditures and operating costs, became effective January 1, 2010, and is expected to increase our annual transmission revenues by $16.8 million. This filing provided the basis for our request with the KCC to adjust our retail prices to include updated transmission costs as noted above.

On January 12, 2010, the Federal Energy Regulatory Commission (FERC) issued an order accepting our request to implement a cost-based formula rate for electricity sales to wholesale customers. The use of a cost-based formula rate allows us to annually adjust our prices to reflect changes in our cost of service. The cost-based formula rate was effective December 1, 2009.

6. TAXES

We recorded income tax expense of $13.8 million with an effective income tax rate of 30% for the three months ended March 31, 2010. We recorded income tax expense of $4.4 million with an effective income tax rate of 28% from continuing operations for the same period of 2009. The increase in the effective income tax rate for the three months ended March 31, 2010, was due primarily to increased income from continuing operations before income taxes.

In January 2009, we reached a settlement with the Internal Revenue Service (IRS) for tax years 2003 and 2004 which included a determination of the amount of the net capital loss and net operating loss carryforwards available from the sale of a former subsidiary in 2004. This settlement resulted in a 2009 non-cash net earnings benefit from discontinued operations of approximately $33.7 million, net of $22.8 million paid to the former subsidiary under the sale agreement. We recorded $33.0 million of this benefit in the three months ended March 31, 2009.

During 2009, we also reached a tentative settlement with the IRS for the 2007 tax year which included an examination of the amended federal income tax returns filed for tax years 1999, 2005 and 2006. We filed these amended returns to recover a portion of the tax benefits from the net capital loss and net operating loss carryforwards described above. This settlement, which was approved by the Joint Committee on Taxation of the U.S. Congress and accepted by the IRS in April 2010, will result in a cash tax refund of $34.9 million. The refund will have no impact on our consolidated statements of income.

In March 2010, the IRS commenced its examination of the 2008 tax year. We expect this examination to be completed within the next 12 months.

At March 31, 2010 and December 31, 2009, our liability for unrecognized income tax benefits was $10.3 million and $8.4 million, respectively. The net increase in the liability for unrecognized income tax benefits was attributable to a decrease in the amount of tax credits available for settlement of the uncertain income tax positions. We expect a reduction in unrecognized income tax benefits of $6.3 million in the second quarter of 2010 due to the settlement of the 1999, 2005, 2006 and 2007 tax years. We do not expect any other significant changes in the liability for unrecognized income tax benefits in the next 12 months.

As of March 31, 2010, and December 31, 2009, we had $1.5 million and $1.4 million, respectively, accrued for interest on our liability related to unrecognized income tax benefits. We had no penalties accrued at either March 31, 2010, or December 31, 2009.

As of March 31, 2010, and December 31, 2009, we maintained a reserve of $3.6 million for probable assessments of taxes other than income taxes.

7. COMMITMENTS AND CONTINGENCIES

Environmental Projects

We will continue to make significant capital expenditures at our power plants to reduce regulated emissions. The amount of these expenditures could materially increase or decrease depending on the timing and nature of required investments, the specific outcomes resulting from interpretation of existing regulations, new regulations, legislation and the manner in which we operate the plants. In addition to the capital investment, in the event we install new equipment, such equipment may cause us to incur significant increases in annual operating and maintenance expense and may reduce net productivity of plants. The degree to which we will need to reduce emissions and the timing of when such emissions controls may be required is uncertain. Additionally, our ability to access capital markets and the availability of materials, equipment and contractors may affect the timing and ultimate amount of such capital investments.

The environmental cost recovery rider allows for the more timely inclusion in our prices the costs of capital expenditures associated with environmental improvements, including those required by the Federal Clean Air Act. In order to change our retail prices to recognize increased operating and maintenance costs, however, we must still file a general rate case with the KCC.

We have an agreement with the Kansas Department of Health and Environment (KDHE) to install new equipment to reduce regulated emissions from our generating fleet. The projects are designed to meet requirements of the Clean Air Visibility Rule and significantly reduce plant emissions.

While an earlier issued Environmental Protection Agency (EPA) rule on mercury was vacated by a U.S. Court of Appeals ruling, the Obama administration has indicated that it intends to enact stricter, technology-based regulations on mercury emissions. Our costs to comply with mercury emission requirements could be material.

EPA Lawsuit

Under Section 114(a) of the Federal Clean Air Act, the EPA has been conducting investigations nationwide to determine whether modifications at coal-fired power plants are subject to the New Source Review permitting program or New Source Performance Standards. These investigations focus on whether projects at coal-fired plants were routine maintenance or whether the projects were substantial modifications that could reasonably have been expected to result in a significant net increase in emissions. The New Source Review program requires companies to obtain permits and, if necessary, install control equipment to address emissions when making a major modification or a change in operation if either is expected to cause a significant net increase in emissions.

On January 22, 2004, the EPA notified us that certain projects completed at Jeffrey Energy Center (JEC) violated certain requirements of the New Source Review program. On February 4, 2009, the Department of Justice, on behalf of the EPA, filed a lawsuit against us in U.S. District Court in the District of Kansas asserting substantially the same claims. On January 25, 2010, we announced a settlement of the lawsuit. The settlement was filed with the court, seeking its approval, and on March 26, 2010, the court entered an order approving the settlement without changes. The settlement provides for us to install a selective catalytic reduction (SCR) system on one of the three JEC coal units by the end of 2014. We have not yet engineered this project; however, our preliminary estimate of the cost of this SCR is approximately $200.0 million. This amount could materially increase or decrease depending on final engineering and design. Depending on the nitrogen oxide (NOx) emission reductions attained by the single SCR and attainable through the installation of other controls on the other two JEC coal units, a second SCR system would be installed on another JEC coal unit by the end of 2016, if needed to meet NOx reduction targets. Recovery of costs to install these systems is subject to the approval of our regulators. We believe these costs are appropriate for inclusion in the prices we are allowed to charge our customers. We will also invest $5.0 million over six years in environmental mitigation projects that we will own and $1.0 million in environmental mitigation projects that will be owned by a qualifying third party. We have also paid a $3.0 million civil penalty. Accordingly, in 2009 we recorded a $4.0 million liability pursuant to the terms of the settlement.

FERC Investigation

We continue to respond to a non-public investigation by FERC of our use of transmission service between July 2006 and February 2008. On May 7, 2009, FERC staff advised us that it had preliminarily concluded that we improperly used secondary network transmission service to facilitate off-system wholesale power sales in violation of applicable FERC orders and Southwest Power Pool (SPP) tariffs. FERC staff alleged we received $14.3 million of unjust profits through such activities. We sent a response to FERC staff disputing both the legal basis for its allegations and their factual underpinnings. Based on our response, FERC staff substantially revised downward its preliminary conclusions to allege that we received $3.0 million of unjust profits and failed to pay $3.2 million to the SPP for transmission service. On March 4, 2010, we sent a response to FERC staff disputing its revised conclusions. We continue to believe that our use of transmission service was in compliance with FERC orders and SPP tariffs. We are unable to predict the outcome of this investigation or its impact on our consolidated financial results, but an adverse outcome could result in refunds and fines, the amounts of which could be material, and potentially could alter the manner in which we are permitted to buy and sell energy and use transmission service.

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

8. LEGAL PROCEEDINGS

In late 2002, two of our executive officers resigned or were placed on administrative leave from their positions. Our board of directors determined that their employment was terminated for cause. In June 2003, we filed a demand for arbitration with the American Arbitration Association asserting claims against them arising out of their previous employment and seeking to avoid payment of compensation not yet paid to them under various plans and agreements. They filed counterclaims against us alleging substantial damages related to the termination of their employment. As of March 31, 2010, we had accrued liabilities of $78.3 million for compensation not yet paid to them and $6.7 million for legal fees and expenses they have incurred. As of December 31, 2009, we had accrued liabilities of $77.6 million for compensation not yet paid to them and $6.8 million for legal fees and expenses they have incurred. The arbitration has been stayed pending final resolution of criminal charges filed by the United States Attorney’s Office against them in U.S. District Court in the District of Kansas. We intend to vigorously defend against the counterclaims they filed in the arbitration. We are unable to predict the ultimate impact of this matter on our consolidated financial statements.

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

See also Note 7, “Commitments and Contingencies.”

9. INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

Pursuant to a September 2009 KCC order, we recognize as a regulatory asset or liability the cumulative difference between pension and post-retirement benefits expense and the amount of such expense recognized in setting our prices. At the time of a future rate case, we expect to amortize such regulatory asset or liability as part of resetting our base prices.

The following table summarizes the net periodic costs for our pension and post-retirement benefit plans prior to the effects of capitalization.

	Pension Benefits		Post-retirement Benefits
Three Months Ended March 31,	2010	2009	2010	2009
	(In Thousands)
Components of Net Periodic Cost:
Service cost	$3,518	$2,936	$433	$402
Interest cost	9,842	9,559	1,788	1,991
Expected return on plan assets	(9,597)	(9,571)	(1,360)	(1,196)
Amortization of unrecognized:
Transition obligation, net	—	—	978	983
Prior service costs	667	666	544	397
Actuarial loss, net	4,245	3,565	101	319

Net periodic cost before regulatory adjustment	8,675	7,155	2,484	2,896
Regulatory adjustment	(3,121)	—	430	—

Net periodic cost	$5,554	$7,155	$2,914	$2,896

During the three months ended March 31, 2010, we contributed $8.4 million to the Westar Energy pension trust.

10. WOLF CREEK INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

As a co-owner of Wolf Creek, KGE is indirectly responsible for 47% of the liabilities and expenses associated with the Wolf Creek pension and post-retirement plans. The following table summarizes the net periodic costs for KGE’s 47% share of the Wolf Creek pension and post-retirement benefit plans prior to the effects of capitalization.

	Pension Benefits		Post-retirement Benefits
Three Months Ended March 31,	2010	2009	2010	2009
	(In Thousands)
Components of Net Periodic Cost:
Service cost	$1,024	$878	$54	$51
Interest cost	1,724	1,566	130	132
Expected return on plan assets	(1,380)	(1,184)	—	—
Amortization of unrecognized:
Transition obligation, net	14	14	14	15
Prior service costs	7	11	—	—
Actuarial loss, net	606	597	69	59

Net periodic cost before regulatory adjustment	1,995	1,882	267	257
Regulatory adjustment	(322)	—	—	—

Net periodic cost	$1,673	$1,882	$267	$257

During the three months ended March 31, 2010, we funded $0.9 million of Wolf Creek’s pension plan contribution.

11. COMMON STOCK ISSUANCE

During the three months ended March 31, 2010, Westar Energy sold 1.2 million shares of common stock for $25.0 million through a Sales Agency Financing Agreement with a bank. Westar Energy used the proceeds from the issuance of common stock to repay borrowings under its revolving credit facility, with such borrowed amounts principally related to investments in capital equipment, as well as for working capital and general corporate purposes.

12. VARIABLE INTEREST ENTITIES

Effective January 1, 2010, we adopted accounting guidance that amends the consolidation criteria for VIEs. The amended guidance requires a qualitative assessment rather than a quantitative assessment in determining the primary beneficiary of a VIE. A qualitative assessment includes understanding the entity’s purpose and design, including the nature of the entity’s activities and the risks that the entity was designed to create and pass through to its variable interest holders. A reporting enterprise is deemed to be the primary beneficiary of a VIE if it has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The primary beneficiary of a VIE is required to consolidate the VIE. We have concluded that trusts holding assets we lease, which include the 8% interest in JEC, the 50% interest in La Cygne Generating Station (La Cygne) unit 2 and railcars we use to transport coal to some of our plants, are VIEs of which we are the primary beneficiary. With the consolidation of these VIEs, we ceased accounting for these transactions as leases. See Note 13, “Leases,” for additional information.

We assess all entities with which we become involved to determine whether such entities are VIEs and, if so, whether or not we are the primary beneficiary of such entities. We also continuously assess whether we are the primary beneficiary of the VIEs with which we are involved. Prospective changes in facts and circumstances may cause us to reconsider our determination as it relates to the identification of the primary beneficiary.

8% Interest in Jeffrey Energy Center

Under an agreement that expires in January 2019, we lease an 8% interest in JEC from a trust. The trust was financed with an equity contribution from an owner participant and debt issued by the trust. The trust was created specifically to purchase the 8% interest in JEC and lease it to a third party, and does not hold any other assets. We meet the requirements to be considered the primary beneficiary of the trust. In determining the primary beneficiary of the trust, we concluded that the activities of the trust that most significantly impact its economic performance and that we have the power to direct include (1) the operation and maintenance of the 8% interest in JEC, (2) our ability to exercise a purchase option at the end of the agreement at the lesser of fair value or a fixed amount and (3) our option to require refinancing of the trust’s debt. We have the potential to receive benefits from the trust that could potentially be significant if the fair value of the 8% interest in JEC at the end of the agreement is greater than the fixed amount and in the form of lower interest rates upon refinancing the debt.

50% Interest in La Cygne Unit 2

Under an agreement that expires in September 2029, KGE entered into a sale-leaseback transaction with a trust under which the trust purchased KGE’s 50% interest in La Cygne unit 2 and subsequently leased it back to KGE. The trust was financed with an equity contribution from an owner participant and debt issued by the trust. The trust was created specifically to purchase the 50% interest in La Cygne unit 2 and lease it back to KGE, and does not hold any other assets. We meet the requirements to be considered the primary beneficiary of the trust. In determining the primary beneficiary of the trust, we concluded that the activities of the trust that most significantly impact its economic performance and that we have the power to direct include (1) the operation and maintenance of the 50% interest in La Cygne unit 2, (2) our ability to exercise a purchase option at the end of the agreement at the lesser of fair value or a fixed amount and (3) our option to require refinancing of the trust’s debt, which would provide benefits in the form of lower interest rates. We have the potential to receive benefits from the trust that could potentially be significant if the fair value of the 50% interest in La Cygne unit 2 at the end of the agreement is greater than the fixed amount and in the form of lower interest rates upon refinancing the debt.

Railcars

Under two separate agreements that expire in May 2013 and November 2014, we lease railcars from trusts to transport coal to some of our power plants. The trusts were financed with equity contributions from owner participants and debt issued by the trusts. The trusts were created specifically to purchase the railcars and lease them to us, and do not hold any other assets. We meet the requirements to be considered the primary beneficiary of the trusts. In determining the primary beneficiary of the trusts, we concluded that the activities of the trusts that most significantly impact their economic performance and that we have the power to direct include the operation, maintenance and repair of the railcars and our ability to exercise a purchase option at the end of the agreements at the lesser of fair value or a fixed amount. We have the potential to receive benefits from the trusts that could potentially be significant if the fair value of the railcars at the end of the agreements is greater than the fixed amounts. Our agreements with these trusts also include renewal options during which time we would pay a fixed amount of rent. We have the potential to receive benefits from the trusts during the renewal periods if the fixed amount of rent is less than the amount we would be required to pay under a new agreement.

Financial Statement Impact

As of March 31, 2010, we have recorded the following assets and liabilities on our consolidated balance sheet as a result of consolidating the VIEs described above.

As of March 31, 2010	Dollar Amount
(In Thousands)
Assets:
Property, plant and equipment of variable interest entities, net	$354,079
Regulatory asset (a)	1,975

Liabilities:
Current maturities of long-term debt of variable interest entities	$28,921
Accrued interest (b)	769
Long-term debt of variable interest entities, net	300,805

(a) Included in other regulatory assets on our consolidated balance sheet.
(b) Included in accrued interest on our consolidated balance sheet.

All of the liabilities noted in the table above relate to the purchase of the reported property, plant and equipment. The assets of the VIEs can be used only to settle obligations of the VIEs and the VIEs’ debt holders have no recourse to our general credit. We have not provided financial or other support to the VIEs and are not required to provide such support. We did not record any gain or loss upon initial consolidation of the VIEs.

Additionally, the consolidation of these VIEs affected the presentation of our consolidated statements of cash flows. A portion of lease expenditures previously presented as operating cash flows is now allocated between operating and financing cash flows. Total cash flows did not change.

13. LEASES

As discussed in Note 12, “Variable Interest Entities,” the adoption of new accounting guidance effective January 1, 2010, eliminated the lease accounting we previously reported for our 8% interest in JEC, our 50% interest in La Cygne unit 2 and railcars we use to transport coal to some of our plants. As a result, the future commitments under operating leases, minimum annual rental payments under capital leases and recorded capital lease assets have decreased significantly compared to those reported in our 2009 Form 10-K. However, we remain contractually obligated to meet our future commitments and to make annual payments in accordance with the lease agreements that relate to these assets.

Operating Leases

We lease office buildings, computer equipment, vehicles, railcars and other property and equipment. These leases have various terms and expiration dates ranging from one to 20 years.

In determining lease expense, we recognize the effects of scheduled rent increases on a straight-line basis over the minimum lease term. Our estimated future commitments under operating leases are as follows.

Total Operating Leases	March 31, 2010	December 31, 2009
	(In Thousands)
2010	$10,300	$49,181
2011	11,715	48,450
2012	13,201	50,453
2013	10,897	46,698
2014	8,961	43,195
Thereafter	26,032	249,592

Total future commitments	$81,106	$487,569

Capital Leases

We identify capital leases based on defined criteria. For both vehicles and computer equipment, new leases are signed each month based on the terms of master lease agreements. The lease term for vehicles is from two to 14 years depending on the type of vehicle. Computer equipment has a lease term of two to four years.

Assets recorded under capital leases are listed below.

	March 31, 2010	December 31, 2009
	(In Thousands)
Vehicles	$18,599	$18,991
Computer equipment and software	4,640	4,640
Jeffrey Energy Center 8% interest	—	118,623
Accumulated amortization	(12,170)	(21,736)

Total capital leases	$11,069	$120,518

Capital lease payments are treated as operating leases for rate making purposes. Minimum annual rental payments, excluding administrative costs such as property taxes, insurance and maintenance, under capital leases are listed below.

Total Capital Leases	March 31, 2010	December 31, 2009
	(In Thousands)
2010	$2,655	$17,685
2011	2,034	14,776
2012	1,646	11,540
2013	1,425	7,256
2014	1,326	7,037
Thereafter	2,089	111,547

	11,175	169,841
Amounts representing imputed interest	(106)	(51,606)

Present value of net minimum lease payments under capital leases	11,069	118,235
Less current portion	2,109	8,935

Total long-term obligation under capital leases	$8,960	$109,300

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In Management’s Discussion and Analysis, we discuss our general financial condition, significant changes that occurred during 2010 and our operating results for the three months ended March 31, 2010 and 2009. As you read Management’s Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

SUMMARY OF SIGNIFICANT ITEMS

Earnings Per Share

We reported basic EPS of $0.27 for the three months ended March 31, 2010, compared to basic EPS of $0.40 for the same period last year. Basic EPS for the three months ended March 31, 2009, included $0.30 of discontinued operations, net of tax, as a result of our settlement with the IRS regarding the re-characterization of a portion of the loss we incurred on the sale of a former subsidiary from a capital loss to an ordinary loss.

Increase in Income from Continuing Operations

Income from continuing operations for the three months ended March 31, 2010, increased $20.5 million compared to the same period last year due principally to higher retail revenues, which were the result primarily of price increases and higher electricity sales. Partially offsetting the higher retail revenues were higher interest and income tax expense.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with GAAP. Note 2 of the Notes to Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies,” contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions by management. The policies highlighted in our 2009 Form 10-K have an impact on our reported results that may be material due to the levels of judgment and subjectivity necessary to account for uncertain matters or their susceptibility to change.

From December 31, 2009, through March 31, 2010, we have not experienced any significant changes in our critical accounting estimates. For additional information, see our 2009 Form 10-K.

OPERATING RESULTS

We evaluate operating results based on EPS. We have various classifications of revenues, defined as follows:

Retail: Sales of electricity made to residential, commercial and industrial customers.

Other retail: Sales of electricity for lighting public streets and highways, net of revenue subject to refund.

Wholesale: Sales of electricity to electric cooperatives, municipalities and other electric utilities, the prices for which are either based on cost or prevailing market prices as prescribed by FERC authority. This category also includes changes in valuations of contracts for the sale of such electricity that have yet to settle. Margins realized from these electricity sales generally serve to offset our retail prices.

Transmission: Reflects transmission revenues, including those based on a tariff with the SPP.

Other: Miscellaneous electric revenues including ancillary service revenues and rent from electric property leased to others. This category also includes energy marketing transactions unrelated to the production of our generating assets, changes in valuations of related contracts and fees we earn for marketing services that we provide for third parties.

Electric utility revenues are impacted by things such as rate regulation, fuel costs, customer conservation efforts, the economy and competitive forces. Changing weather also affects the amount of electricity our customers use, as electricity sales are seasonal. As a summer peaking utility, the third quarter typically accounts for our greatest electricity sales. Hot summer temperatures and cold winter temperatures prompt more demand, especially among our residential customers. Mild weather reduces customer demand. Our wholesale revenues are impacted by, among other factors, demand, cost and availability of fuel and purchased power, price volatility, available generation capacity and transmission availability.

Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2009

Below we discuss our operating results for the three months ended March 31, 2010, compared to the results for the three months ended March 31, 2009. Significant changes in results of operations shown in the table immediately below are further explained in the descriptions that follow.

	Three Months Ended March 31,
	2010	2009	Change	% Change
	(In Thousands, Except Per Share Amounts)
REVENUES:
Residential	$144,742	$120,654	$24,088	20.0
Commercial	117,470	107,287	10,183	9.5
Industrial	69,040	63,805	5,235	8.2
Other retail	1,993	(1,085)	3,078	283.7

Total Retail Revenues	333,245	290,661	42,584	14.7
Wholesale	82,748	85,744	(2,996)	(3.5)
Transmission (a)	36,629	26,897	9,732	36.2
Other (b)	7,208	18,465	(11,257)	(61.0)

Total Revenues	459,830	421,767	38,063	9.0

OPERATING EXPENSES:
Fuel and purchased power	133,800	140,644	(6,844)	(4.9)
Operating and maintenance	121,172	122,167	(995)	(0.8)
Depreciation and amortization	66,930	58,214	8,716	15.0
Selling, general and administrative	45,927	47,982	(2,055)	(4.3)

Total Operating Expenses	367,829	369,007	(1,178)	(0.3)

INCOME FROM OPERATIONS	92,001	52,760	39,241	74.4

OTHER INCOME (EXPENSE):
Investment earnings (losses)	1,757	(792)	2,549	321.8
Other income	854	3,257	(2,403)	(73.8)
Other expense	(4,494)	(4,561)	67	1.5

Total Other Expense	(1,883)	(2,096)	213	10.2

Interest expense	44,616	35,077	9,539	27.2

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	45,502	15,587	29,915	191.9
Income tax expense	13,820	4,401	9,419	214.0

INCOME FROM CONTINUING OPERATIONS	31,682	11,186	20,496	183.2
Results of discontinued operations, net of tax	—	32,978	(32,978)	(100.0)

NET INCOME	31,682	44,164	(12,482)	(28.3)
Less: Net income attributable to noncontrolling interests	1,002	—	1,002	(c )

NET INCOME ATTRIBUTABLE TO WESTAR ENERGY	30,680	44,164	(13,484)	(30.5)
Preferred dividends	242	242	—	—

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$30,438	$43,922	$(13,484)	(30.7)

BASIC EARNINGS PER SHARE:
Earnings available from continuing operations	$0.27	$0.10	$0.17	170.0
Discontinued operations, net of tax	—	0.30	(0.30)	(100.0)

Earning per common share, basic	$0.27	$0.40	$(0.13)	(32.5)

(a)	Transmission: Reflects revenue derived from an SPP network transmission tariff. For the three months ended March 31, 2010, our SPP network transmission costs were $27.2 million. This amount, less $3.1 million retained by the SPP as administration cost, was returned to us as revenue. For the three months ended March 31, 2009, our SPP network transmission costs were $20.7 million with an administration cost of $3.9 million retained by the SPP.
(b)	We presented energy marketing activity as a separate line item in 2009. Due to decreased margins associated with this activity, energy marketing activity is now presented in other revenues.
(c)	Change greater than 1000%.

Gross Margin

Fuel and purchased power costs fluctuate with electricity sales and unit costs. As permitted by regulators, we adjust our retail prices to reflect changes in the costs of fuel and purchased power needed to serve customers. Fuel and purchased power costs for wholesale customers are recovered in prevailing market prices or based on a predetermined formula with a price adjustment approved by FERC. As a result, changes in fuel and purchased power costs are offset in revenues with a minimal impact on net income. For this reason, we believe gross margin, although a non-GAAP measurement, is useful for understanding and analyzing changes in our operating performance from one period to the next. We calculate gross margin as total revenues less the sum of fuel and purchased power costs and SPP network transmission costs. Transmission costs reflect the costs of providing network transmission service. Accordingly, in calculating gross margin, we recognize the net value of this transmission activity as shown in the table immediately following. However, we record transmission costs as operating and maintenance expense on our consolidated statements of income. The following table summarizes our gross margin for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009	Change	% Change
	(Dollars In Thousands)
REVENUES:
Residential	$144,742	$120,654	$24,088	20.0
Commercial	117,470	107,287	10,183	9.5
Industrial	69,040	63,805	5,235	8.2
Other retail	1,993	(1,085)	3,078	283.7

Total Retail Revenues	333,245	290,661	42,584	14.7
Wholesale	82,748	85,744	(2,996)	(3.5)
Transmission	36,629	26,897	9,732	36.2
Other	7,208	18,465	(11,257)	(61.0)

Total Revenues	459,830	421,767	38,063	9.0
Less: Fuel and purchased power expense	133,800	140,644	(6,844)	(4.9)
SPP network transmission costs	27,154	20,717	6,437	31.1

Gross Margin	$298,876	$260,406	$38,470	14.8

The following table reflects changes in electricity sales for the three months ended March 31, 2010 and 2009. No electricity sales are shown for transmission or other as they are unrelated to the amount of electricity we sell.

	Three Months Ended March 31,
	2010	2009	Change	% Change
	(Thousands of MWh)
ELECTRICITY SALES:
Residential	1,682	1,518	164	10.8
Commercial	1,666	1,612	54	3.3
Industrial	1,277	1,202	75	6.2
Other retail	22	21	1	4.8

Total Retail	4,647	4,353	294	6.8
Wholesale	2,298	2,682	(384)	(14.3)

Total	6,945	7,035	(90)	(1.3)

The increase in gross margin was due principally to the increase in total retail revenues, which was the result primarily of price increases and higher electricity sales. Retail electricity sales increased due primarily to improved economic conditions and the effects of colder weather, which particularly impacted residential electricity sales. Some of our commercial and industrial customers are beginning to experience increased orders and production, although not to levels experienced prior to the economic downturn. Offsetting the increase in total retail revenues were decreases in wholesale and other revenues. Wholesale revenues decreased due principally to a decline in electricity sales primarily as a result of reduced demand in wholesale energy markets. Substantially all of the margins we realize on these electricity sales are used to offset retail prices. The decrease in other revenues was attributable primarily to our having settled forward contracts for the sale of electricity on favorable terms during the three months ended March 31, 2009. We did not record similar settlements during the same period this year.

Income from operations is the most directly comparable measure to gross margin that is calculated and presented in accordance with GAAP in our consolidated statements of income. Our presentation of gross margin should not be considered in isolation or as a substitute for income from operations. Additionally, our presentation of gross margin may not be comparable to similarly titled measures reported by other companies. The following table reconciles income from operations with gross margin for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009	Change	% Change
	(Dollars In Thousands)
Gross margin	$298,876	$260,406	$38,470	14.8
Add: SPP network transmission costs	27,154	20,717	6,437	31.1
Less: Operating and maintenance expense	121,172	122,167	(995)	(0.8)
Depreciation and amortization expense	66,930	58,214	8,716	15.0
Selling, general and administrative expense	45,927	47,982	(2,055)	(4.3)

Income from operations	$92,001	$52,760	$39,241	74.4

Other Operating Expenses and Other Income and Expense Items

	Three Months Ended March 31,
	2010	2009	Change	% Change
	(Dollars in Thousands)
Operating and maintenance expense	$121,172	$122,167	$(995)	(0.8)

Operating and maintenance expense decreased due primarily to a $5.1 million reduction as a result of the consolidation of the VIEs discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, “Variable Interest Entities.” This decrease was offset by a $6.4 million increase in SPP network transmission costs, which was more than offset by higher transmission revenues of $9.7 million.

	Three Months Ended March 31,
	2010	2009	Change	% Change
	(Dollars in Thousands)
Depreciation and amortization expense	$66,930	$58,214	$8,716	15.0

We completed a number of large construction projects in the past year. As a result, depreciation and amortization expense increased primarily to reflect the addition of wind generation facilities, air quality controls at our power plants and new generating plant. In addition, for the three months ended March 31, 2010, we recorded $1.5 million of additional depreciation expense as a result of the consolidation of the VIEs discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, “Variable Interest Entities.”

	Three Months Ended March 31,
	2010	2009	Change	% Change
	(Dollars in Thousands)
Selling, general and administrative expense	$45,927	$47,982	$(2,055)	(4.3)

The decrease in selling, general and administrative expense was due primarily to a $2.7 million decrease in pension and other employee benefit costs. This decrease was attributable principally to our having recorded a $3.1 million credit to expense in accordance with a September 2009 KCC order allowing us to establish a regulatory asset or liability for the cumulative difference between pension and post-retirement benefits expense and the amount of such expense recognized in setting our prices.

	Three Months Ended March 31,
	2010	2009	Change	% Change
	(Dollars in Thousands)
Investment earnings (losses)	$1,757	$(792)	$2,549	321.8

Investment earnings increased due principally to our having recorded a $1.6 million gain on investments held in a trust to fund retirement benefits. We recorded a $2.4 million loss on these investments in the same period of 2009. Additionally, for the three months ended March 31, 2010, we recorded $0.1 million of interest income related to the net operating loss carryforward that resulted from our settlement with the IRS regarding the re-characterization of a portion of the loss we incurred on the sale of a former subsidiary from a capital loss to an ordinary loss. We recorded $1.2 million of interest income related to this matter for the three months ended March 31, 2009.

	Three Months Ended March 31,
	2010	2009	Change	% Change
	(Dollars in Thousands)
Other income	$854	$3,257	$(2,403)	(73.8)

Other income decreased due principally to our having recorded $0.5 million of equity AFUDC for the three months ended March 31, 2010, compared to recording $2.6 million of equity AFUDC for the same period last year. The decrease in equity AFUDC was attributable to reduced construction activity due to the completion of large construction projects in the past year.

	Three Months Ended March 31,
	2010	2009	Change	% Change
	(Dollars in Thousands)
Interest expense	$44,616	$35,077	$9,539	27.2

Interest expense increased due primarily to our having recorded $3.3 million of additional interest expense as a result of the consolidation of the VIEs discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, “Variable Interest Entities,” and interest on additional debt issued in 2009 to fund capital investments. Also contributing to the increase was our having recorded $1.4 million less for capitalized interest as a result of completing large construction projects in the past year.

	Three Months Ended March 31,
	2010	2009	Change	% Change
	(Dollars in Thousands)
Income tax expense	$13,820	$4,401	$9,419	214.0

Income tax expense increased due principally to higher income from continuing operations before income taxes.

FINANCIAL CONDITION

Below we discuss significant balance sheet changes as of March 31, 2010, compared to December 31, 2009.

As a result of the consolidation of the VIEs discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, “Variable Interest Entities,” we recorded property, plant and equipment of variable interest entities, net, of $354.1 million, current maturities of long-term debt of variable interest entities of $28.9 million and long-term debt of variable interest entities, net, of $300.8 million.

Tax receivable increased $8.9 million due principally to the recognition of tax losses incurred during the period.

The fair market value of net energy marketing contracts increased $9.9 million to $14.4 million at March 31, 2010. This was due primarily to the fair value measurement of a fuel supply contract having increased by $8.7 million. The portion of this fuel supply contract that was outstanding the entire period increased $6.6 million due to increases in the market price of coal. Further increasing the fair value measurement of this fuel supply contract was the settlement of a $2.1 million net loss position during the period. Changes in the fair value measurements of our fuel supply contracts have a corresponding change in net regulatory assets.

Regulatory assets, net of regulatory liabilities, decreased $34.5 million to $680.5 million at March 31, 2010, from $715.0 million at December 31, 2009. Total regulatory assets decreased $20.9 million due primarily to the change in the fair value measurement of a fuel supply contract as discussed in the prior paragraph. In addition, the amortization of $4.7 million of deferred storm costs and a $4.0 million decrease in deferred employee benefit costs also contributed to the decrease in regulatory assets. Regulatory liabilities increased $13.6 million due primarily to a $4.9 million increase in removal costs for amounts included in our prices, but not yet spent to remove retired assets, as well as further increases in the fair value measurement of fuel supply contracts. Increases in regulatory liabilities were partially offset by a $6.8 million decrease in our refund obligation related to the RECA.

We have less borrowings under the Westar Energy revolving credit facility, resulting in short-term debt that was $33.6 million lower than at December 31, 2009.

Accrued interest increased $22.0 million since December 31, 2009, due primarily to a policy change in the second quarter of 2009 under which we no longer pay interest on corporate-owned life insurance policies in advance.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Available sources of funds to operate our business include internally generated cash, Westar Energy’s revolving credit facility and access to capital markets. We believe we will have sufficient cash to meet our day-to-day requirements including, among other items, funding our operations, making interest payments and paying dividends. Uncertainties affecting our ability to meet cash requirements include, among others, factors affecting revenues described in “– Operating Results” above, economic conditions, regulatory actions, compliance with environmental regulations and conditions in the capital markets.

Capital Resources

As of April 29, 2010, Westar Energy had a $730.0 million revolving credit facility under which $216.8 million had been borrowed and an additional $23.9 million of letters of credit had been issued.

On January 27, 2010, FERC approved our request for authority to issue short-term securities and pledge KGE mortgage bonds in order to increase the size of Westar Energy’s revolving credit facility to $1.0 billion. We have not yet exercised our authority to increase the size of the facility.

Common Stock Issuance

During the three months ended March 31, 2010, Westar Energy sold 1.2 million shares of common stock for $25.0 million through a Sales Agency Financing Agreement with a bank. Westar Energy used the proceeds from the issuance of common stock to repay borrowings under its revolving credit facility, with such borrowed amounts principally related to investments in capital equipment, as well as for working capital and general corporate purposes.

On April 2, 2010, Westar Energy entered into a new, three-year Sales Agency Financing Agreement and forward sale agreement with the same bank. Under the terms of the Sales Agency Financing Agreement, Westar Energy may offer and sell shares of its common stock from time to time through the bank, as agent. Westar Energy will pay the bank a commission equal to 1% of the sales price of all shares sold under the agreement. In addition, under terms of the forward sale agreement, Westar Energy may from time to time enter into one or more forward sale contracts with the bank, as forward purchaser, with the bank borrowing shares of Westar Energy’s common stock from third parties and selling them through a sales agent. Westar Energy must settle any such forward sales within a year. The maximum amount that Westar Energy may offer and sell under the agreements is the lesser of an aggregate of $500.0 million or approximately 22.0 million shares, subject to adjustment for share splits, share combinations and share dividends. As of April 29, 2010, Westar Energy had entered into forward contracts for 1.4 million shares of common stock.

Cash Flows from Operating Activities

Operating activities provided $152.0 million of cash in the three months ended March 31, 2010, compared with cash provided of $103.1 million during the same period of 2009. Principal contributors to the increase were higher revenues, less cash paid for operating and maintenance expenses and the impact of adopting new accounting guidance for variable interest entities. See Note 12 of the Notes to Condensed Consolidated Financial Statements, “Variable Interest Entities.”

Cash Flows used in Investing Activities

Investing activities used $102.8 million of cash in the three months ended March 31, 2010, compared to $150.9 million during the same period of 2009. We spent $103.3 million in the three months ended March 31, 2010, and $151.9 million in the same period of 2009 on additions to property, plant and equipment.

Cash Flows (used in) from Financing Activities

Financing activities used $50.2 million of cash in the three months ended March 31, 2010, compared to $44.3 million of cash provided from financing activities in the same period of 2009. In the three months ended March 31, 2010, proceeds from the issuance of common stock provided $25.9 million and we used cash to repay $33.6 million of short-term debt and to pay $31.1 million in dividends. In the three months ended March 31, 2009, proceeds from short-term debt provided $83.6 million and we used cash to pay $29.8 million in dividends. The decrease in cash provided from financing activities was due primarily to a decrease in our financing needs as a result of our having completed large construction projects in the past year.

Debt Covenants

We remain in compliance with the debt covenants described in our 2009 Form 10-K.

Credit Ratings

Moody’s Investors Service (Moody’s), Standard & Poor’s Ratings Group (S&P) and Fitch Investors Service (Fitch) are independent credit-rating agencies that rate our debt securities. These ratings indicate each agency’s assessment of our ability to pay interest and principal when due on our securities.

On April 27, 2010, S&P upgraded its credit ratings for Westar Energy’s and KGE’s first mortgage bonds/senior secured debt from BBB to BBB+. In addition, S&P upgraded its credit rating for Westar Energy’s unsecured debt from BBB- to BBB and changed its outlook for our ratings from positive to stable.

As of April 29, 2010, our ratings with the agencies and the outlooks for these ratings are as shown in the table below.

	Westar Energy First Mortgage Bond Rating	KGE First Mortgage Bond Rating	Westar Energy Unsecured Debt	Rating Outlook
Moody’s	Baa1	Baa1	Baa3	Stable
S&P	BBB+	BBB+	BBB	Stable
Fitch	BBB+	BBB+	BBB	Stable

In general, less favorable credit ratings make borrowing more difficult and costly. Under Westar Energy’s revolving credit facility our cost of borrowing is determined in part by credit ratings. However, Westar Energy’s ability to borrow under the revolving credit facility is not conditioned on maintaining a particular credit rating. We may enter into new credit agreements that contain credit rating conditions, which could affect our liquidity and/or our borrowing costs.

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

Certain of our derivative instruments contain collateral provisions subject to credit agency ratings of our senior unsecured debt. If our senior unsecured debt ratings were to decrease or fall below investment grade, the counterparties to the derivative instruments, pursuant to the provisions, could require collateralization on derivative instruments. The aggregate fair value of all derivative instruments with objective credit-risk-related contingent features that were in a liability position as of March 31, 2010, and December 31, 2009, was $4.4 million and $1.4 million, respectively, for which we had posted no collateral as of either date. If all credit-risk-related contingent features underlying these agreements had been triggered as of March 31, 2010, and December 31, 2009, we would have been required to provide to our counterparties $0.6 million and $0.1 million, respectively, of additional collateral after taking into consideration the offsetting impact of derivative assets and net accounts receivable.

Pension Contribution

During the three months ended March 31, 2010, we contributed $8.4 million to the Westar Energy pension trust and funded $0.9 million of Wolf Creek’s pension plan contribution.

OFF-BALANCE SHEET ARRANGEMENTS

Other than the consolidation of VIEs as discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, “Variable Interest Entities,” from December 31, 2009, through March 31, 2010, there have been no material changes in our off-balance sheet arrangements. For additional information, see our 2009 Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

From December 31, 2009, through March 31, 2010, there have been no material changes outside the ordinary course of business in our contractual obligations and commercial commitments. For additional information, see our 2009 Form 10-K.

OTHER INFORMATION

Increases in Prices

On March 10, 2010, the KCC issued an order allowing us to adjust our prices, subject to final KCC review, to include updated transmission costs as reflected in our transmission formula rate discussed below. The new prices were effective March 16, 2010, and are expected to increase our annual retail revenues by $6.4 million. We expect the KCC to issue a final order on our request in June 2010.

On January 27, 2010, the KCC issued an order allowing us to adjust our prices to include costs associated with our investments in natural gas and wind generation facilities. The new prices were effective February 2010 and are expected to increase our annual retail revenues by $17.1 million.

Our updated transmission formula rate, which includes projected 2010 transmission capital expenditures and operating costs, became effective January 1, 2010, and is expected to increase our annual transmission revenues by $16.8 million. This filing provided the basis for our request with the KCC to adjust our retail prices to include updated transmission costs as noted above.

Fair Value of Energy Marketing and Fuel Contracts

The table below shows the fair value of energy marketing contracts outstanding as of March 31, 2010.

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding as of December 31, 2009 (a)	$4,441
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	2,722
Changes in fair value of contracts outstanding at the beginning and end of the period	7,111
Fair value of new contracts entered into during the period	99

Fair value of contracts outstanding as of March 31, 2010 (b)	$14,373

(a) Approximately $7.6 million and $6.0 million of the fair value of energy marketing contracts were recognized as a regulatory asset and regulatory liability, respectively.
(b) Approximately $0.4 million and $9.4 million of the fair value of energy marketing contracts were recognized as a regulatory asset and regulatory liability, respectively.

The sources of the fair values of the financial instruments related to these contracts and the maturity periods for the contracts as of March 31, 2010, are summarized in the following table.

	Fair Value of Contracts at End of Period
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity Over 5 Years
	(In Thousands)
Prices actively quoted (futures)	$—	$—	$—	$—	$—
Prices provided by other external sources (swaps and forwards)	14,639	3,262	7,489	3,888	—
Prices based on option pricing models (options and other) (a)	(266)	489	(602)	(153)	—

Total fair value of contracts outstanding	$14,373	$3,751	$6,887	$3,735	$—

(a)	Options are priced using a series of techniques such as the Black option pricing model.

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

Consolidation Guidance for Variable Interest Entities

In June 2009, FASB issued guidance that amends the consolidation guidance for VIEs. The amended guidance requires a qualitative assessment rather than a quantitative assessment in determining the primary beneficiary of a VIE and significantly changes the criteria to consider in determining the primary beneficiary. Pursuant to the amended guidance, there is no exclusion, or “grandfathering,” of VIEs that were not consolidated under prior guidance. This amended guidance is effective for annual reporting periods beginning after November 15, 2009. We adopted the guidance effective January 1, 2010, and, as a result, began consolidating certain VIEs that hold assets we lease. See Note 12 of the Notes to Condensed Consolidated Financial Statements, “Variable Interest Entities,” for additional information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in commodity prices, debt and equity instrument values and interest rates. From December 31, 2009, to March 31, 2010, no significant changes occurred in our market risk exposure. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2009 Form 10-K for additional information.

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information on other legal proceedings is set forth in Notes 7 and 8 of the Notes to Condensed Consolidated Financial Statements, “Commitments and Contingencies – EPA Lawsuit – FERC Investigation” and “Legal Proceedings,” respectively, which are incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There were no material changes in our risk factors from December 31, 2009, through March 31, 2010. For additional information, see our 2009 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

10.1(a)	Westar Energy, Inc. Retirement Benefit Restoration Plan (filed as Exhibit 10.1 to the Form 8-K filed on April 2, 2010)

10.1(b)	Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC and The Bank of New York Mellon (filed as Exhibit 1.3 to the Form S-3 filed on April 2, 2010)

10.1(c)	Master Confirmation for Forward Stock Sale Transactions, dated April 2, 2010, between Westar Energy, Inc. and The Bank of New York Mellon (filed as Exhibit 10.1 to the Form 8-K filed on April 2, 2010)

23.1(a)	Consent of Larry D. Irick (included in his opinion filed as Exhibit 5.1 to the Form 8-K filed on April 2, 2010)

23.1(b)	Consent of Deloitte & Touche LLP (filed as Exhibit 23.1 to the Form S-3 filed on April 2, 2010)

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended March 31, 2010

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended March 31, 2010

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended March 31, 2010 (furnished and not to be considered filed as part of the Form 10-Q)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAR ENERGY, INC.

Date:	May 6, 2010	By:	/s/ Mark A. Ruelle
Mark A. Ruelle,
Executive Vice President and Chief Financial Officer