Form 10-Q
period 2010-06-30
WESTAR ENERGY INC /KS
filed 2010-08-05
CIK 54507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	110,794,598 shares
(Class)	(Outstanding at July 27, 2010)

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition
2009 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2009
AFUDC	Allowance for Funds Used During Construction
COLI	Corporate-owned life insurance
EPA	Environmental Protection Agency
EPS	Earnings per share
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Investors Service
GAAP	Generally Accepted Accounting Principles
IRS	Internal Revenue Service
JEC	Jeffrey Energy Center
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
KGE	Kansas Gas and Electric Company
La Cygne	La Cygne Generating Station
MMBtu	Millions of British Thermal Units
Moody’s	Moody’s Investors Service
MWh	Megawatt hours
NDT	Nuclear Decommissioning Trust
NOx	Nitrogen Oxide
ONEOK	ONEOK, Inc.
OTC	Over-the-counter
RECA	Retail Energy Cost Adjustment
RSUs	Restricted share units
S&P	Standard & Poor’s Ratings Group
SCR	Selective catalytic reduction
SPP	Southwest Power Pool
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

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

•	weather conditions and their effect on sales of electricity as well as on prices of energy commodities,

•	equipment damage from storms and extreme weather,

•	economic and capital market conditions, including the impact of inflation or deflation, changes in interest rates, the cost and availability of capital and the market for trading wholesale energy,

•	the impact of changes in market conditions on employee benefit liability calculations, as well as actual and assumed investment returns on invested plan assets,

•	the impact of changes in estimates regarding our Wolf Creek Generating Station (Wolf Creek) decommissioning obligation,

•	the ability of our counterparties to make payments as and when due and to perform as required,

•	the existence of or introduction of competition into markets in which we operate,

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

•

other factors discussed elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K), including in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other reports we file from time to time with the Securities and Exchange Commission.

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

WESTAR ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, except par values)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,323	$3,860
Accounts receivable, net of allowance for doubtful accounts of $4,278 and $5,231, respectively	272,723	216,186
Inventories and supplies, net	203,476	193,831
Energy marketing contracts	30,104	33,159
Taxes receivable	—	45,200
Deferred tax assets	7,402	7,927
Prepaid expenses	12,761	11,830
Regulatory assets	74,023	97,220
Other	18,297	20,269

Total Current Assets	622,109	629,482

PROPERTY, PLANT AND EQUIPMENT, NET	5,780,104	5,771,740

PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET (See Note 12)	350,797	—

OTHER ASSETS:
Regulatory assets	736,380	758,538
Nuclear decommissioning trust	108,857	112,268
Energy marketing contracts	11,330	10,653
Other	209,561	242,802

Total Other Assets	1,066,128	1,124,261

TOTAL ASSETS	$7,819,138	$7,525,483

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$741	$1,345
Current maturities of long-term debt of variable interest entities (See Note 12)	29,059	—
Short-term debt	240,760	242,760
Accounts payable	171,996	112,211
Accrued taxes	53,207	46,931
Energy marketing contracts	25,519	39,161
Accrued interest	47,248	76,955
Regulatory liabilities	32,137	39,745
Other	110,658	123,370

Total Current Liabilities	711,325	682,478

LONG-TERM LIABILITIES:
Long-term debt, net	2,490,632	2,490,734
Long-term debt of variable interest entities, net (See Note 12)	297,924	—
Obligation under capital leases	8,775	109,300
Deferred income taxes	964,395	964,461
Unamortized investment tax credits	154,617	127,777
Regulatory liabilities	120,615	100,963
Deferred regulatory gain from sale-leaseback	100,289	108,532
Accrued employee benefits	419,944	433,561
Asset retirement obligations	122,970	119,519
Energy marketing contracts	308	210
Other	103,472	117,720

Total Long-Term Liabilities	4,783,941	4,572,777

COMMITMENTS AND CONTINGENCIES (See Notes 7 and 8)
TEMPORARY EQUITY	3,454	3,443

EQUITY:
Westar Energy Shareholders’ Equity:
Cumulative preferred stock, par value $100 per share; authorized 600,000 shares; issued and outstanding 214,363 shares	21,436	21,436
Common stock, par value $5 per share; authorized 150,000,000 shares; issued and outstanding 110,671,883 shares and 109,072,000 shares, respectively	553,359	545,360
Paid-in capital	1,367,851	1,339,790
Retained earnings	374,209	360,199

Total Westar Energy Shareholders’ Equity	2,316,855	2,266,785

Noncontrolling Interests	3,563	—

Total Equity	2,320,418	2,266,785

TOTAL LIABILITIES AND EQUITY	$7,819,138	$7,525,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,
	2010	2009
REVENUES	$495,181	$467,812

OPERATING EXPENSES:
Fuel and purchased power	137,116	120,508
Operating and maintenance	121,810	139,810
Depreciation and amortization	67,107	63,814
Selling, general and administrative	48,154	53,638

Total Operating Expenses	374,187	377,770

INCOME FROM OPERATIONS	120,994	90,042

OTHER INCOME (EXPENSE):
Investment (losses) earnings	(655)	5,322
Other income	1,041	1,153
Other expense	(2,403)	(2,341)

Total Other (Expense) Income	(2,017)	4,134

Interest expense	43,289	40,094

INCOME FROM OPERATIONS BEFORE INCOME TAXES	75,688	54,082
Income tax expense	21,158	15,696

NET INCOME	54,530	38,386
Less: Net income attributable to noncontrolling interests	1,219	—

NET INCOME ATTRIBUTABLE TO WESTAR ENERGY	53,311	38,386
Preferred dividends	242	242

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$53,069	$38,144

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY (See Note 2):
Earnings available from continuing operations	$0.47	$0.35
Discontinued operations, net of tax	—	—

Earnings per common share, basic and diluted	$0.47	$0.35

Average equivalent common shares outstanding	111,522,803	109,538,854
DIVIDENDS DECLARED PER COMMON SHARE	$0.31	$0.30
AMOUNTS ATTRIBUTABLE TO WESTAR ENERGY:
Income from continuing operations	$53,311	$38,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
REVENUES	$955,011	$889,579

OPERATING EXPENSES:
Fuel and purchased power	270,916	261,152
Operating and maintenance	242,983	261,978
Depreciation and amortization	134,037	122,028
Selling, general and administrative	94,080	101,619

Total Operating Expenses	742,016	746,777

INCOME FROM OPERATIONS	212,995	142,802

OTHER INCOME (EXPENSE):
Investment earnings	1,102	4,530
Other income	1,895	4,410
Other expense	(6,897)	(6,903)

Total Other (Expense) Income	(3,900)	2,037

Interest expense	87,905	75,170

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	121,190	69,669
Income tax expense	34,979	20,098

INCOME FROM CONTINUING OPERATIONS	86,211	49,571
Results of discontinued operations, net of tax	—	32,978

NET INCOME	86,211	82,549
Less: Net income attributable to noncontrolling interests	2,220	—

NET INCOME ATTRIBUTABLE TO WESTAR ENERGY	83,991	82,549
Preferred dividends	485	485

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$83,506	$82,064

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY (See Note 2):
Earnings available from continuing operations	$0.75	$0.45
Discontinued operations, net of tax	—	0.30

Earnings per common share, basic and diluted	$0.75	$0.75

Average equivalent common shares outstanding	111,224,830	109,435,488
DIVIDENDS DECLARED PER COMMON SHARE	$0.62	$0.60
AMOUNTS ATTRIBUTABLE TO WESTAR ENERGY:
Income from continuing operations	$83,991	$49,571
Results of discontinued operations, net of tax	—	32,978

Net income	$83,991	$82,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$86,211	$82,549
Discontinued operations, net of tax	—	(32,978)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134,037	122,028
Amortization of nuclear fuel	12,832	8,602
Amortization of deferred regulatory gain from sale-leaseback	(2,748)	(2,748)
Amortization of prepaid corporate-owned life insurance	9,348	10,238
Non-cash compensation	5,262	2,720
Net changes in energy marketing assets and liabilities	(805)	6,434
Accrued liability to certain former officers	802	312
Net deferred income taxes and credits	56,227	32,045
Stock based compensation excess tax benefits	(411)	(269)
Allowance for equity funds used during construction	(1,084)	(3,277)
Changes in working capital items, net of acquisitions and dispositions:
Accounts receivable	(56,536)	(41,362)
Inventories and supplies	(9,259)	(2,607)
Prepaid expenses and other	10,403	(341)
Accounts payable	52,422	(21,330)
Accrued taxes	51,692	10,207
Other current liabilities	(91,108)	67,866
Changes in other assets	19,340	16,589
Changes in other liabilities	(37,807)	(38,692)

Cash Flows from Operating Activities	238,818	215,986

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(237,645)	(338,768)
Investment in corporate-owned life insurance	(18,884)	(17,724)
Purchase of securities within the nuclear decommissioning trust fund	(166,916)	(22,538)
Sale of securities within the nuclear decommissioning trust fund	167,209	21,145
Proceeds from investment in corporate-owned life insurance	875	1,216
Other investing activities	(395)	1,300

Cash Flows used in Investing Activities	(255,756)	(355,369)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(2,000)	(112,200)
Proceeds from long-term debt	—	297,507
Retirements of long-term debt	(980)	(802)
Repayments of long-term debt of variable interest entities	(10,450)	—
Repayment of capital leases	(1,174)	(9,013)
Borrowings against cash surrender value of corporate-owned life insurance	71,309	7,547
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(2,233)	(3,151)
Stock based compensation excess tax benefits	411	269
Issuance of common stock, net	27,288	2,181
Distributions to shareholders of noncontrolling interests	(2,094)	—
Cash dividends paid	(63,676)	(60,928)

Cash Flows from Financing Activities	16,401	121,410

NET DECREASE IN CASH AND CASH EQUIVALENTS	(537)	(17,973)
CASH AND CASH EQUIVALENTS:
Beginning of period	3,860	22,914

End of period	$3,323	$4,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in Thousands)

(Unaudited)

	Westar Energy Shareholders
	Cumulative preferred stock	Common stock	Paid-in capital	Retained earnings	Noncontrolling interests	Total equity
Balance at December 31, 2008	$21,436	$541,556	$1,326,391	$318,197	$—	$2,207,580

Net income	—	—	—	82,549	—	82,549
Issuance of common stock, net	—	2,056	5,540	—	—	7,596
Preferred dividends, net of retirements	—	—	—	(485)	—	(485)
Dividends on common stock	—	—	—	(65,949)	—	(65,949)
Reclass to Temporary Equity	—	—	(12)	—	—	(12)
Amortization of restricted stock	—	—	2,230	—	—	2,230
Stock compensation and tax benefit	—	—	(1,847)	—	—	(1,847)

Balance at June 30, 2009	$21,436	$543,612	$1,332,302	$334,312	$—	$2,231,662

Balance at December 31, 2009	$21,436	$545,360	$1,339,790	$360,199	$—	$2,266,785

Consolidation of noncontrolling interests	—	—	—	—	3,435	3,435
Net income	—	—	—	83,991	2,220	86,211
Issuance of common stock, net	—	7,999	26,199	—	—	34,198
Preferred dividends, net of retirements	—	—	—	(485)	—	(485)
Dividends on common stock	—	—	—	(69,496)	—	(69,496)
Reclass to Temporary Equity	—	—	(11)	—	—	(11)
Amortization of restricted stock	—	—	4,719	—	—	4,719
Stock compensation and tax benefit	—	—	(2,846)	—	—	(2,846)
Distributions to shareholders of noncontrolling interests	—	—	—	—	(2,092)	(2,092)

Balance at June 30, 2010	$21,436	$553,359	$1,367,851	$374,209	$3,563	$2,320,418

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

We provide electric generation, transmission and distribution services to approximately 687,000 customers in Kansas. Westar Energy provides these services in central and northeastern Kansas, including the cities of Topeka, Lawrence, Manhattan, Salina and Hutchinson. Kansas Gas and Electric Company (KGE), Westar Energy’s wholly owned subsidiary, provides these services in south-central and southeastern Kansas, including the city of Wichita. KGE owns a 47% interest in Wolf Creek, a nuclear power plant located near Burlington, Kansas. Both Westar Energy and KGE conduct business using the name Westar Energy. Our corporate headquarters is located at 818 South Kansas Avenue, Topeka, Kansas 66612.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

We prepare our unaudited condensed consolidated financial statements in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. Our condensed consolidated financial statements include all operating divisions, majority owned subsidiaries and variable interest entities (VIEs), reported as a single operating segment, for which we maintain controlling interest or are the primary beneficiary. Intercompany accounts and transactions have been eliminated in consolidation. In our opinion, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the consolidated financial statements, have been included.

The accompanying condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in our 2009 Form 10-K.

Use of Management’s Estimates

When we prepare our condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, valuation of commodity contracts, depreciation, unbilled revenue, investments, valuation of our energy marketing portfolio, intangible assets, forecasted fuel costs included in our retail energy cost adjustment (RECA) billed to customers, income taxes, pension and other post-retirement and post-employment benefits, our asset retirement obligations including the decommissioning of Wolf Creek, environmental issues, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three and six months ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Thousands)
Borrowed funds	$948	$717	$1,692	$2,846
Equity funds	630	722	1,084	3,277

Total	$1,578	$1,439	$2,776	$6,123

Average AFUDC Rates	2.3%	3.2%	2.3%	4.7%

Earnings Per Share

We have participating securities related to unvested restricted share units (RSUs) with nonforfeitable rights to dividend equivalents that receive dividends as declared on an equal basis with common shares. Therefore, we apply the two-class method of computing basic and diluted earnings per share (EPS).

Under the two-class method, we reduce net income attributable to common stock by the amount of dividends declared in the current period. We allocate the remaining earnings to common stock and RSUs to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. We determine the total earnings allocated to each security by adding together the amount allocated for dividends and the amount allocated for a participation feature. To compute basic EPS, we divide the earnings allocated to common stock by the weighted average number of common shares outstanding. Diluted EPS includes the effect of potential issuances of common shares resulting from our forward sale agreement, RSUs that do not have nonforfeitable rights to dividend equivalents and stock options. We compute the dilutive effect of these shares using the treasury stock method.

The following table reconciles our basic and diluted EPS from income from continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars In Thousands, Except Per Share Amounts)
Income from continuing operations	$54,530	$38,386	$86,211	$49,571
Less: Income attributable to noncontrolling interest	1,219	—	2,220	—

Income from continuing operations attributable to Westar Energy	53,311	38,386	83,991	49,571
Less: Preferred dividends	242	242	485	485
Income from continuing operations allocated to RSUs	298	154	466	224

Income from continuing operations attributable to common stock	$52,771	$37,990	$83,040	$48,862

Weighted average equivalent common shares outstanding – basic	111,522,803	109,538,854	111,224,830	109,435,488
Effect of dilutive securities:
Restricted share units	118,083	—	73,190	—
Forward sale agreement	86,431	—	29,387	—
Employee stock options	—	339	107	368

Weighted average equivalent common shares outstanding – diluted (a)	111,727,317	109,539,193	111,327,514	109,435,856

Earnings from continuing operations per common share, basic and diluted	$0.47	$0.35	$0.75	$0.45

(a)	For the six months ended June 30, 2010, potentially dilutive shares not included in the denominator because they are antidilutive totaled 889 shares. For the three months ended June 30, 2010, and three and six months ended June 30, 2009, we did not have any antidilutive shares.

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2010	2009
	(In Thousands)
CASH PAID FOR (RECEIVED FROM):
Interest on financing activities, net of amount capitalized	$83,556	$67,484
Income taxes, net of refunds	(44,272)	(9,063)
NON-CASH INVESTING TRANSACTIONS:
Property, plant and equipment additions	23,763	41,927
Property, plant and equipment additions of variable interest entities (a)	356,964	—
Jeffrey Energy Center 8% leasehold interest (a)	(108,706)	—
NON-CASH FINANCING TRANSACTIONS:
Issuance of common stock for reinvested dividends and compensation plans	8,361	5,409
Debt of variable interest entities (a)	337,951	—
Capital lease for Jeffrey Energy Center 8% leasehold interest (a)	(106,423)	—
Assets acquired through capital leases	321	1,178

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

Consolidation Guidance for Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance that amends the consolidation guidance for VIEs. The amended guidance requires a qualitative assessment rather than a quantitative assessment in determining the primary beneficiary of a VIE and significantly changes the criteria to consider in determining the primary beneficiary. Pursuant to the amended guidance, there is no exclusion, or “grandfathering,” of VIEs that were not consolidated under prior guidance. This amended guidance was effective for annual reporting periods beginning after November 15, 2009. We adopted the guidance effective January 1, 2010, and, as a result, began consolidating certain VIEs that hold assets we lease. See Note 12, “Variable Interest Entities,” for additional information.

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

During the second quarter of 2010, we changed our investment advisor for the nuclear decommissioning trust (NDT). The transition resulted in the sale of all of our level 1 and level 2 investments and the purchase of additional level 2 investments. Level 2 investments, whether in the NDT or our trading securities portfolio, are held in investment funds that do not have quoted market prices to measure fair value. Therefore, we measure fair value of level 2 investments at net asset value.

We still maintain certain level 3 investments in private equity, high-yield bonds and real estate securities that require significant unobservable market information to measure the fair value of the investments. The fair value of private equity investments is measured by utilizing both market- and income-based models, public company comparables, at cost or at the value derived from subsequent financings. Certain adjustments are made when actual performance differs significantly from expected performance; when market, economic or company-specific conditions change; or when other news or events have a material impact on the security. Debt investments for which we apply unobservable information to measure fair value are principally invested in mortgage-backed securities and collateralized loans. Fair value for these investments is determined by using subjective market- and income-based estimates such as projected cash flows and future interest rates. To measure the fair value of real estate securities we use a combination of market- and income-based models utilizing market discount rates, projected cash flows and the estimated value into perpetuity.

Energy marketing contracts can be exchange-traded or traded over-the-counter (OTC). Fair value measurements of exchange-traded contracts typically utilize quoted prices in active markets. OTC contracts are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market clearing transactions or alternative pricing sources with reasonable levels of price transparency. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, nonperformance risk, measures of volatility and correlations of such inputs. Certain OTC contracts trade in less liquid markets with limited pricing information and the determination of fair value for these derivatives is inherently more subjective. In these situations, estimates by management are a significant input. See “—Recurring Fair Value Measurements” and “—Derivative Instruments” below for additional information.

We measure fair value based on information available as of the measurement date. The following table provides the carrying values and measured fair values of our financial instruments as of June 30, 2010, and December 31, 2009.

	As of June 30, 2010		As of December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
Fixed-rate debt	$2,373,408	$2,618,814	$2,373,723	$2,528,456
Fixed-rate debt of variable interest entities	326,983	357,650	—	—

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

The following table provides the amounts and their corresponding level of hierarchy for our assets and liabilities that are measured at fair value.

	Level 1	Level 2	Level 3	Total
	(In Thousands)
As of June 30, 2010
Assets:
Energy Marketing Contracts	$2,422	$13,910	$25,102	$41,434
Nuclear Decommissioning Trust:
Domestic equity	—	47,216	2,547	49,763
International equity	—	15,554	—	15,554
Core bonds	—	30,208	—	30,208
High-yield bonds	—	4,434	6,122	10,556
Real estate securities	—	—	2,772	2,772
Cash equivalents	4	—	—	4

Total Nuclear Decommissioning Trust	4	97,412	11,441	108,857

Trading Securities:
Domestic equity	—	17,123	—	17,123
International equity	—	3,841	—	3,841
Core bonds	—	12,600	—	12,600

Total Trading Securities	—	33,564	—	33,564

Total Assets Measured at Fair Value	$2,426	$144,886	$36,543	$183,855

Liabilities:
Energy Marketing Contracts	$2,433	$14,225	$9,169	$25,827

As of December 31, 2009
Assets:
Energy Marketing Contracts	$7,310	$17,071	$19,431	$43,812
Nuclear Decommissioning Trust:
Domestic equity	34,961	5,317	2,262	42,540
International equity	1,208	24,736	—	25,944
Core bonds	16,082	5,524	—	21,606
High-yield bonds	5,579	—	5,741	11,320
Real estate securities	—	—	3,635	3,635
Commodities	5,563	—	—	5,563
Cash equivalents	1,660	—	—	1,660

Total Nuclear Decommissioning Trust	65,053	35,577	11,638	112,268

Trading Securities:
Domestic equity	—	18,344	—	18,344
International equity	—	4,422	—	4,422
Core bonds	—	11,853	—	11,853

Total Trading Securities	—	34,619	—	34,619

Total Assets Measured at Fair Value	$72,363	$87,267	$31,069	$190,699

Liabilities:
Energy Marketing Contracts	$8,964	$15,286	$15,121	$39,371

We do not offset the fair value of energy marketing contracts executed with the same counterparty. As of June 30, 2010, we had not recorded any right to reclaim cash collateral and had recorded $1.5 million for our obligation to return cash collateral. As of December 31, 2009, we had recorded $0.3 million for our right to reclaim cash collateral and $1.8 million for our obligation to return cash collateral.

The following table provides reconciliations of assets and liabilities measured at fair value using significant level 3 inputs for the three and six months ended June 30, 2010.

	Energy Marketing Contracts, net		Nuclear Decommissioning Trust			Net Balance
			Domestic Equity	High-yield Bonds	Real Estate Securities
	(In Thousands)
Balance as of March 31, 2010	$14,452		$2,384	$5,979	$2,779	$25,594
Total realized and unrealized gains (losses) included in:
Earnings (a)	(1,777)		—	—	—	(1,777)
Regulatory assets	(1,324	)(b)	—	—	—	(1,324)
Regulatory liabilities	2,097	(b)	47	143	(7)	2,280
Purchases, issuances and settlements	2,485		116	—	—	2,601

Balance as of June 30, 2010	$15,933		$2,547	$6,122	$2,772	$27,374

Balance as of December 31, 2009	$4,310		$2,262	$5,741	$3,635	$15,948
Total realized and unrealized gains (losses) included in:
Earnings (a)	(1,773)		—	—	—	(1,773)
Regulatory assets	3,143	(b)	—	—	—	3,143
Regulatory liabilities	5,383	(b)	129	381	(863)	5,030
Purchases, issuances and settlements	4,870		156	—	—	5,026

Balance as of June 30, 2010	$15,933		$2,547	$6,122	$2,772	$27,374

(a)	Unrealized and realized gains and losses included in earnings resulting from energy marketing activities are reported in revenues.
(b)	Includes changes in the fair value of certain fuel supply and electricity contracts.

The following table provides reconciliations of assets and liabilities measured at fair value using significant level 3 inputs for the three and six months ended June 30, 2009.

	Energy Marketing Contracts, net		Nuclear Decommissioning Trust			Trading Securities Core Bonds	Net Balance
			Domestic Equity	High-yield Bonds	Real Estate Securities
	(In Thousands)
Balance as of March 31, 2009	$5,663		$1,736	$—	$4,828	$—	$12,227
Total realized and unrealized gains (losses) included in:
Earnings (a)	(758)		—	—	—	672	(86)
Regulatory assets	(2,045	)(b)	—	—	—	—	(2,045)
Regulatory liabilities	(286	)(b)	(65)	387	(898)	—	(862)
Purchases, issuances and settlements	60		120	—	—	9,539	9,719
Transfers in/out	—		—	4,297	—	—	4,297

Balance as of June 30, 2009	$2,634		$1,791	$4,684	$3,930	$10,211	$23,250

Balance as of December 31, 2008	$44,541		$2,006	$—	$6,028	$—	52,575
Total realized and unrealized gains (losses) included in:
Earnings (a)	814		—	—	—	672	1,486
Regulatory assets	(25,104	)(b)	—	—	—	—	(25,104)
Regulatory liabilities	(10,708	)(b)	(335)	387	(2,098)	—	(12,754)
Purchases, issuances and settlements	(6,909)		120	—	—	9,539	2,750
Transfers in/out	—		—	4,297	—	—	4,297

Balance as of June 30, 2009	$2,634		$1,791	$4,684	$3,930	$10,211	$23,250

(a)	Unrealized and realized gains and losses included in earnings resulting from energy marketing activities are reported in revenues. Unrealized and realized gains and losses resulting from trading securities are included in investment earnings.
(b)	Includes changes in the fair value of certain fuel supply and electricity contracts.

A portion of the gains and losses contributing to changes in net assets in the above table is unrealized. The following tables summarize the unrealized gains and losses we recorded on our consolidated financial statements during the three and six months ended June 30, 2010 and 2009, attributed to level 3 assets and liabilities as of June 30, 2010 and 2009, respectively.

	Three Months Ended June 30, 2010
	Energy Marketing Contracts, net		Nuclear Decommissioning Trust			Net Balance
			Domestic Equity	High-yield Bonds	Real Estate Securities
	(In Thousands)
Total unrealized gains (losses) included in:
Earnings (a)	$17		$—	$—	$—	$17
Regulatory assets	(1,958	)(b)	—	—	—	(1,958)
Regulatory liabilities	1,975	(b)	53	143	(7)	2,164

Total	$34		$53	$143	$(7)	$223

	Six Months Ended June 30, 2010
Total unrealized gains (losses) included in:
Earnings (a)	$(180)		$—	$—	$—	$(180)
Regulatory assets	2,583	(b)	—	—	—	2,583
Regulatory liabilities	5,226	(b)	135	381	(863)	4,879

Total	$7,629		$135	$381	$(863)	$7,282

(a)	Unrealized gains and losses included in earnings resulting from energy marketing activities are reported in revenues.
(b)	Includes changes in the fair value of certain fuel supply and electricity contracts.

	Three Months Ended June 30, 2009
	Energy Marketing Contracts, net		Nuclear Decommissioning Trust			Trading Securities Core Bonds	Net Balance
			Domestic Equity	High-yield Bonds	Real Estate Securities
	(In Thousands)
Total unrealized gains (losses) included in:
Earnings (a)	$(38)		$—	$—	$—	$672	$634
Regulatory assets	2,182	(b)	—	—	—	—	2,182
Regulatory liabilities	(1,307	)(b)	(65)	387	(898)	—	(1,883)

Total	$837		$(65)	$387	$(898)	$672	$933

	Six Months Ended June 30, 2009
Total unrealized gains (losses) included in:
Earnings (a)	$(426)		$—	$—	$—	$672	$246
Regulatory assets	(9,821	)(b)	—	—	—	—	(9,821)
Regulatory liabilities	(21,659	)(b)	(335)	387	(2,098)	—	(23,705)

Total	$(31,906)		$(335)	$387	$(2,098)	$672	$(33,280)

(a)	Unrealized gains and losses included in earnings resulting from energy marketing activities are reported in revenues. Unrealized gains and losses resulting from trading securities are reported in investment earnings.
(b)	Includes changes in the fair value of certain fuel supply and electricity contracts.

Certain investments in the NDT and all of our trading securities do not have a readily determinable fair value and are either investment companies or follow accounting guidance consistent with investment companies. In certain situations these investments may have redemption restrictions. The following table provides further information on these investments.

	As of June 30, 2010		As of December 31, 2009		As of June 30, 2010
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Frequency	Length of Settlement
	(In thousands)
Nuclear Decommissioning Trust:
Domestic equity	$49,763	$2,955	$7,579	$3,111	(a)	(a)
International equity	15,554	—	24,736	—	Upon Notice	1 day
Core bonds	30,208	—	5,524	—	Upon Notice	1 day
High-yield bonds	10,556	—	5,741	—	(b)	(b)
Real estate securities	2,772	—	3,635	—	(c)	(c)

Total Nuclear Decommissioning Trust	$108,853	$2,955	$47,215	$3,111

Trading Securities:
Domestic equity	$17,123	$—	$18,344	$—	Upon Notice	1 day
International equity	3,841	—	4,422	—	Upon Notice	1 day
Core bonds	12,600	—	11,853	—	Upon Notice	1 day

Total Trading Securities	33,564	—	34,619	—

Total	$142,417	$2,955	$81,834	$3,111

(a)	About 5% of the fair value is in long-term private equity funds that do not permit early withdrawal. The funds may begin liquidating in about 6 to 11 years unless the terms of the investments are extended. Our investments in these funds cannot be withdrawn until the underlying investments have been liquidated which may take years from the date of initial liquidation. The remaining 95% of the fair value permits liquidation upon notice and settles in one day.
(b)	About 58% of the fair value is in a commingled fund that permits redemptions on a quarterly basis with 30 days prior notice. The remaining 42% of the fair value is invested in a commingled fund that permits redemptions upon notice and settles within one day.
(c)	The nature of this investment requires relatively long holding periods which do not necessarily accommodate ready liquidity. In addition, recent adverse financial conditions affecting commercial real estate markets have further limited any liquidity associated with this investment.

Derivative Instruments

We engage in both financial and physical trading with the goal of managing our commodity price risk, enhancing system reliability and increasing profits. We trade electricity and other energy-related products using a variety of financial instruments, including futures contracts, options and swaps. We also trade energy commodity contracts.

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

Commodity Derivatives Not Designated as Hedging Instruments as of June 30, 2010

Asset Derivatives		Liability Derivatives
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)		(In thousands)
Current assets:		Current liabilities:
Energy marketing contracts	$30,104	Energy marketing contracts	$25,519
Other assets:		Long-term liabilities:
Energy marketing contracts	11,330	Energy marketing contracts	308

Total	$41,434	Total	$25,827

Commodity Derivatives Not Designated as Hedging Instruments as of December 31, 2009

Asset Derivatives		Liability Derivatives
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)		(In thousands)
Current assets:		Current liabilities:
Energy marketing contracts	$33,159	Energy marketing contracts	$39,161
Other assets:		Long-term liabilities:
Energy marketing contracts	10,653	Energy marketing contracts	210

Total	$43,812	Total	$39,371

The following table presents how changes in the fair value of commodity derivative instruments affected our consolidated financial statements for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
Location	Net Gain Recognized	Net Loss Recognized	Net Gain Recognized	Net Loss Recognized
	(In thousands)
Revenues decrease	$—	$(946)	$—	$(1,810)
Regulatory assets increase (decrease)	—	39	(7,155)	—
Regulatory liabilities increase	1,548	—	4,927	—

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
Revenues (decrease) increase	$—	$(682)	$2,516	$—
Regulatory assets increase	—	1,257	—	8,277
Regulatory liabilities increase	—	1,530	—	30,382

As of June 30, 2010, and December 31, 2009, we had under contract the following energy-related products.

		Net Quantity as of
	Unit of Measure	June 30, 2010	December 31, 2009
Electricity	MWh	3,451,261	4,147,800
Natural Gas	MMBtu	2,036,000	648,000
Coal	Ton	2,000,000	3,500,000

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

We have derivative instruments with commodity exchanges and other counterparties that do not contain objective credit-risk-related contingent features. However, certain of our derivative instruments contain collateral provisions subject to credit agency ratings of our senior unsecured debt. If our senior unsecured debt ratings were to decrease or fall below investment grade, the counterparties to the derivative instruments, pursuant to the provisions, could require collateralization on derivative instruments. The aggregate fair value of all derivative instruments with objective credit-risk-related contingent features that were in a liability position as of June 30, 2010, and December 31, 2009, was $5.1 million and $1.4 million, respectively, for which we had posted collateral of $1.0 million as of June 30, 2010, and no collateral as of December 31, 2009. If all credit-risk-related contingent features underlying these agreements had been triggered as of June 30, 2010, or December 31, 2009, we would have been required to provide to our counterparties $0.1 million of additional collateral after taking into consideration the offsetting impact of derivative assets and net accounts receivable.

4. FINANCIAL INVESTMENTS

We report some of our investments in debt and equity securities at fair value and use the specific identification method to determine their cost for computing realized gains or losses. We classify these investments as either trading securities or available-for-sale securities as described below.

Trading Securities

We have debt and equity investments in a trust used to fund retirement benefits that we classify as trading securities. We include any unrealized gains or losses on these securities in investment earnings on our consolidated statements of income. During the three and six months ended June 30, 2010, we recorded unrealized losses on these securities of $2.6 million and $1.1 million, respectively. We recorded unrealized gains of $8.7 million and $6.3 million during the three and six months ended June 30, 2009, respectively.

Available-for-Sale Securities

We hold investments in debt and equity securities in a trust fund for the purpose of funding the decommissioning of Wolf Creek. We have classified these investments as available-for-sale and have recorded all such investments at their fair market value as of June 30, 2010, and December 31, 2009. At June 30, 2010, investments in the NDT fund were allocated 46% to domestic equity, 14% to international equity, 28% to core bonds, 10% to high-yield bonds, 2% to real estate securities and less than one percent to cash and cash equivalents. The core bond fund is limited to ensure that at least 80% of funds are invested in investment grade U.S. corporate and government fixed income securities, including mortgage-backed securities. As of June 30, 2010, the fair value of the debt securities in the NDT fund was $40.8 million, entirely held in closed end funds and bond mutual funds.

Using the specific identification method to determine cost, we realized gains on our available-for-sale securities of $12.6 million and $13.5 million, respectively, during the three and six months ended June 30, 2010. During the three and six months ended June 30, 2009, we realized losses of $6.9 million and $8.7 million, respectively, on these securities. We record net realized and unrealized gains and losses in regulatory liabilities on our consolidated balance sheets. This reporting is consistent with the method we use to account for the decommissioning costs we recover in our prices. Gains or losses on assets in the trust fund are recorded as increases or decreases to regulatory liabilities and could result in lower or higher funding requirements for decommissioning costs, which we believe would be reflected in the prices paid by our customers.

The following table presents the costs and fair values of investments in the NDT fund as of June 30, 2010, and December 31, 2009.

		Gross Unrealized
Security Type	Cost	Gain	Loss	Fair Value
	(In Thousands)
As of June 30, 2010:
Domestic equity	$56,029	$27	$(6,293)	$49,763
International equity	17,561	—	(2,007)	15,554
Core bonds	29,393	815	—	30,208
High-yield bonds	10,090	466	—	10,556
Real estate securities	6,207	—	(3,435)	2,772
Cash equivalents	4	—	—	4

Total	$119,284	$1,308	$(11,735)	$108,857

As of December 31, 2009:
Domestic equity	$37,648	$7,180	$(2,288)	$42,540
International equity	22,014	4,835	(905)	25,944
Core bonds	20,260	1,346	—	21,606
High-yield bonds	11,749	31	(460)	11,320
Real estate securities	6,206	—	(2,571)	3,635
Commodities	5,895	—	(332)	5,563
Cash equivalents	1,660	—	—	1,660

Total	$105,432	$13,392	$(6,556)	$112,268

The following table presents the fair value and the gross unrealized losses of the available-for-sale securities held in the NDT fund aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2010, and December 31, 2009.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
As of June 30, 2010:
Domestic equity	$47,217	$(6,274)	$445	$(19)	$47,662	$(6,293)
International equity	15,554	(2,007)	—	—	15,554	(2,007)
Real estate	30	(26)	2,742	(3,409)	2,772	(3,435)

Total	$62,801	$(8,307)	$3,187	$(3,428)	$65,988	$(11,735)

As of December 31, 2009:
Domestic equity	$4,123	$(361)	$10,061	$(1,927)	$14,184	$(2,288)
International equity	198	(20)	6,253	(885)	6,451	(905)
High-yield bonds	—	—	5,579	(460)	5,579	(460)
Real estate	40	(16)	3,595	(2,555)	3,635	(2,571)
Commodities	—	—	5,563	(332)	5,563	(332)

Total	$4,361	$(397)	$31,051	$(6,159)	$35,412	$(6,556)

5. RATE MATTERS AND REGULATION

KCC Proceedings

On June 11, 2010, the Kansas Corporation Commission (KCC) issued a final order approving an adjustment to our prices that we made earlier this year. The adjustment includes updated transmission costs as reflected in our transmission formula rate discussed below. The new prices were effective March 16, 2010, and are expected to increase our annual retail revenues by $6.4 million.

On May 25, 2010, the KCC issued an order allowing us to adjust our prices to include costs associated with environmental investments made in 2009. The new prices were effective June 1, 2010, and are expected to increase our annual retail revenues by $13.8 million.

On January 27, 2010, the KCC issued an order allowing us to adjust our prices to include costs associated with investments in natural gas and wind generation facilities. The new prices were effective February 2010 and are expected to increase our annual retail revenues by $17.1 million.

FERC Proceedings

Our updated transmission formula rate, which includes projected 2010 transmission capital expenditures and operating costs, became effective January 1, 2010, and is expected to increase our annual transmission revenues by $16.8 million. This updated rate provided the basis for our request with the KCC to adjust our retail prices to include updated transmission costs as noted above.

On January 12, 2010, the Federal Energy Regulatory Commission (FERC) issued an order accepting our request to implement a cost-based formula rate for electricity sales to wholesale customers. The use of a cost-based formula rate allows us to annually adjust our prices to reflect changes in our cost of service. The cost-based formula rate was effective December 1, 2009.

6. TAXES

We recorded income tax expense of $21.2 million with an effective tax rate of 28% for the three months ended June 30, 2010, and income tax expense of $15.7 million with an effective income tax rate of 29% for the same period of 2009; and income tax expense of $35.0 million with an effective income tax rate of 29% for the six months ended June 30, 2010, and income tax expense of $20.1 million with an effective income tax rate of 29% for the same period of 2009. The decrease in the effective income tax rate for the three months ended June 30, 2010, was due primarily to the recognition of previously unrecognized income tax benefits as discussed below.

In January 2009, we reached a settlement with the Internal Revenue Service (IRS) for tax years 2003 and 2004 that included a determination of the amount of the net capital loss and net operating loss carryforwards available from the sale of a former subsidiary in 2004. This settlement resulted in a 2009 non-cash net earnings benefit from discontinued operations of approximately $33.7 million, net of $22.8 million paid to the former subsidiary under the sale agreement. We recorded $33.0 million of this benefit in the six months ended June 30, 2009.

During 2009, we also reached a tentative settlement with the IRS for the 2007 tax year that included an examination of the amended federal income tax returns filed for tax years 1999, 2005 and 2006. We filed these amended returns to recover a portion of the tax benefits from the net capital loss and net operating loss carryforwards described above. This settlement, which was approved by the Joint Committee on Taxation of the U.S. Congress and accepted by the IRS in April 2010, resulted in a cash tax refund of $34.9 million in the second quarter of 2010, which did not impact our consolidated statements of income.

In March 2010, the IRS commenced its examination of the 2008 tax year. We expect this examination to be completed within the next 12 months.

At June 30, 2010, and December 31, 2009, our liability for unrecognized income tax benefits was $2.8 million and $8.4 million, respectively. The net decrease in the liability for unrecognized income tax benefits was attributable primarily to the recognition of $5.8 million of unrecognized income tax benefits due to the completion of the IRS examination of tax years 1999, 2005, 2006 and 2007. We do not expect any other significant changes in the liability for unrecognized income tax benefits in the next 12 months.

As of June 30, 2010, and December 31, 2009, we had $0.6 million and $1.4 million, respectively, accrued for interest on our liability related to unrecognized income tax benefits. We had no tax related penalties accrued at either June 30, 2010, or December 31, 2009.

As of June 30, 2010, and December 31, 2009, we recorded $3.6 million for probable assessments of taxes other than income taxes.

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

Our environmental liability for remediation of sites associated with assets we divested many years ago had been limited to $7.5 million by the terms of an environmental indemnity agreement with the purchaser of those assets. In June 2010, the purchaser agreed to reduce our maximum liability to $2.5 million, which reflects our share of the purchaser’s expected remediation costs. We have paid $1.5 million of such costs.

8. LEGAL PROCEEDINGS

In late 2002, two of our executive officers resigned or were placed on administrative leave from their positions. Our board of directors determined that their employment was terminated for cause. In June 2003, we filed a demand for arbitration with the American Arbitration Association asserting claims against them arising out of their previous employment and seeking to avoid payment of compensation not yet paid to them under various plans and agreements. They filed counterclaims against us alleging substantial damages related to the termination of their employment. As of June 30, 2010, we had accrued liabilities of $78.8 million for compensation not yet paid to them and $7.0 million for legal fees and expenses they have incurred. As of December 31, 2009, we had accrued liabilities of $77.6 million for compensation not yet paid to them and $6.8 million for legal fees and expenses they have incurred. The arbitration has been stayed pending final resolution of criminal charges filed by the United States Attorney’s Office against them in U.S. District Court in the District of Kansas. We intend to vigorously defend against the counterclaims they filed in the arbitration. We are unable to predict the ultimate impact of this matter on our consolidated financial statements.

We and our subsidiaries are involved in various other legal, environmental and regulatory proceedings. We believe that adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse effect on our consolidated financial statements.

See also Note 5, “Rate Matters and Regulation,” and Note 7, “Commitments and Contingencies.”

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

The following table summarizes the net periodic costs for our pension and post-retirement benefit plans prior to the effects of capitalization.

	Pension Benefits		Post-retirement Benefits
Three Months Ended June 30,	2010	2009	2010	2009
	(In Thousands)
Components of Net Periodic Cost:
Service cost	$3,445	$2,936	$330	$402
Interest cost	9,854	9,559	1,754	1,991
Expected return on plan assets	(9,595)	(9,280)	(1,239)	(1,197)
Amortization of unrecognized:
Transition obligation, net	—	—	978	983
Prior service costs	697	666	533	398
Actuarial loss, net	4,347	3,565	59	319

Net periodic cost before regulatory adjustment	8,748	7,446	2,415	2,896
Regulatory adjustment	(3,117)	—	457	—

Net periodic cost	$5,631	$7,446	$2,872	$2,896

	Pension Benefits		Post-retirement Benefits
Six Months Ended June 30,	2010	2009	2010	2009
	(In Thousands)
Components of Net Periodic Cost:
Service cost	$6,963	$5,872	$763	$804
Interest cost	19,696	19,118	3,542	3,982
Expected return on plan assets	(19,192)	(18,851)	(2,599)	(2,393)
Amortization of unrecognized:
Transition obligation, net	—	—	1,956	1,966
Prior service costs	1,364	1,332	1,077	795
Actuarial loss, net	8,592	7,130	160	638

Net periodic cost before regulatory adjustment	17,423	14,601	4,899	5,792
Regulatory adjustment	(6,238)	—	887	—

Net periodic cost	$11,185	$14,601	$5,786	$5,792

During the six months ended June 30, 2010 and 2009, we contributed $16.8 million and $18.2 million, respectively, to the Westar Energy pension trust.

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

	Pension Benefits		Post-retirement Benefits
Three Months Ended June 30,	2010	2009	2010	2009
	(In Thousands)
Components of Net Periodic Cost:
Service cost	$1,048	$879	$36	$50
Interest cost	1,747	1,566	130	133
Expected return on plan assets	(1,347)	(1,183)	—	—
Amortization of unrecognized:
Transition obligation, net	14	14	14	14
Prior service costs	7	11	—	—
Actuarial loss, net	712	596	69	59

Net periodic cost before regulatory adjustment	2,181	1,883	249	256
Regulatory adjustment	(466)	—	—	—

Net periodic cost	$1,715	$1,883	$249	$256

	Pension Benefits		Post-retirement Benefits
Six Months Ended June 30,	2010	2009	2010	2009
	(In Thousands)
Components of Net Periodic Cost:
Service cost	$2,072	$1,757	$90	$101
Interest cost	3,471	3,132	260	265
Expected return on plan assets	(2,727)	(2,367)	—	—
Amortization of unrecognized:
Transition obligation, net	28	28	28	29
Prior service costs	14	22	—	—
Actuarial loss, net	1,318	1,193	138	118

Net periodic cost before regulatory adjustment	4,176	3,765	516	513
Regulatory adjustment	(788)	—	—	—

Net periodic cost	$3,388	$3,765	$516	$513

During the six months ended June 30, 2010 and 2009, we funded $1.8 million and $2.2 million, respectively, of Wolf Creek’s pension plan contribution.

11. COMMON STOCK ISSUANCE

During the six months ended June 30, 2010, Westar Energy sold 1.2 million shares of common stock for $25.0 million through a 2007 Sales Agency Financing Agreement with a broker dealer subsidiary of a bank. Westar Energy used the proceeds from the issuance of common stock to repay borrowings under its revolving credit facility, with such borrowed amounts principally related to investments in capital equipment, as well as for working capital and general corporate purposes.

On April 2, 2010, Westar Energy entered into a new, three-year Sales Agency Financing Agreement and forward sale agreement with the same bank and its broker dealer subsidiary. The maximum amount that Westar Energy may offer and sell under the agreements is the lesser of an aggregate of $500.0 million or approximately 22.0 million shares, subject to adjustment for share splits, share combinations and share dividends. Under the terms of the Sales Agency Financing Agreement, Westar Energy may offer and sell shares of its common stock from time to time through the broker dealer subsidiary, as agent. Westar Energy will pay the broker dealer a commission equal to 1% of the sales price of all shares sold under the agreement.

In addition, under the terms of the Sales Agency Financing Agreement and forward sale agreement, Westar Energy may from time to time enter into one or more forward sale transactions with the bank, as forward purchaser, with the bank borrowing shares of Westar Energy’s common stock from third parties and selling them through the broker dealer. The use of a forward sale agreement allows Westar Energy the means to minimize equity market uncertainty by pricing a common stock offering under then existing market conditions while mitigating share dilution by postponing the issuance of common stock until funds are needed. Westar Energy is also able to better match the timing of its financing needs with its capital investment and regulatory plans. The forward sale transactions are entered into at market prices; therefore, the forward sale agreement has no initial fair value. Westar Energy will not receive any proceeds from the sale of common stock under the forward sale agreement until the transactions are settled, which must occur within a year of the date each transaction is entered. Upon settlement, Westar Energy will record the forward sale agreement within equity. Except in specified circumstances or events that would require physical share settlement, Westar Energy is able to elect to settle any forward sale transactions by means of a physical share, cash or net share settlement, and is also able to elect to settle the forward sale transactions in whole, or in part, earlier than the stated maturity dates. Currently, Westar Energy anticipates settling the forward sale transactions through physical share settlement and expects to use the proceeds to repay borrowings under its revolving credit facility, with such borrowed amounts principally related to investments in capital equipment, as well as for working capital and general corporate purposes. While the shares are initially priced by the bank at a fixed price, because of the fixed contractual terms, Westar Energy’s net proceeds from the forward sale transactions, assuming physical share settlement, will vary depending on the time of settlement.

During the three months ended June 30, 2010, Westar Energy entered into forward sale transactions with respect to an aggregate of approximately 3.7 million shares of common stock. Assuming physical share settlement of the aforementioned forward sale transactions at June 30, 2010, Westar Energy would have received aggregate proceeds of approximately $83.0 million based on an average forward price of $22.23 per share.

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

8% Interest in Jeffrey Energy Center

Under an agreement that expires in January 2019, we lease an 8% interest in JEC from a trust. The trust was financed with an equity contribution from an owner participant and debt issued by the trust. The trust was created specifically to purchase the 8% interest in JEC and lease it to a third party, and does not hold any other assets. We meet the requirements to be considered the primary beneficiary of the trust. In determining the primary beneficiary of the trust, we concluded that the activities of the trust that most significantly impact its economic performance and that we have the power to direct include (1) the operation and maintenance of the 8% interest in JEC, (2) our ability to exercise a purchase option at the end of the agreement at the lesser of fair value or a fixed amount and (3) our option to require refinancing of the trust’s debt. We have the potential to receive benefits from the trust that could potentially be significant if the fair value of the 8% interest in JEC at the end of the agreement is greater than the fixed amount. The possibility of lower interest rates upon refinancing the debt also creates the potential for us to receive significant benefits.

50% Interest in La Cygne Unit 2

Under an agreement that expires in September 2029, KGE entered into a sale-leaseback transaction with a trust under which the trust purchased KGE’s 50% interest in La Cygne unit 2 and subsequently leased it back to KGE. The trust was financed with an equity contribution from an owner participant and debt issued by the trust. The trust was created specifically to purchase the 50% interest in La Cygne unit 2 and lease it back to KGE, and does not hold any other assets. We meet the requirements to be considered the primary beneficiary of the trust. In determining the primary beneficiary of the trust, we concluded that the activities of the trust that most significantly impact its economic performance and that we have the power to direct include (1) the operation and maintenance of the 50% interest in La Cygne unit 2, (2) our ability to exercise a purchase option at the end of the agreement at the lesser of fair value or a fixed amount and (3) our option to require refinancing of the trust’s debt. We have the potential to receive benefits from the trust that could potentially be significant if the fair value of the 50% interest in La Cygne unit 2 at the end of the agreement is greater than the fixed amount. The possibility of lower interest rates upon refinancing the debt also creates the potential for us to receive significant benefits.

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

Financial Statement Impact

As of June 30, 2010, we have recorded the following assets and liabilities on our consolidated balance sheet as a result of consolidating the VIEs described above.

As of June 30, 2010	Dollar Amount
(In Thousands)
Assets:
Property, plant and equipment of variable interest entities, net	$350,797
Regulatory asset (a)	3,514

Liabilities:
Current maturities of long-term debt of variable interest entities	$29,059
Accrued interest (b)	5,313
Long-term debt of variable interest entities, net	297,924

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

Total Operating Leases	June 30, 2010	December 31, 2009
	(In Thousands)
2010	$8,202	$49,181
2011	12,591	48,450
2012	13,818	50,453
2013	11,557	46,698
2014	9,628	43,195
Thereafter	27,686	249,592

Total future commitments	$83,482	$487,569

Capital Leases

We identify capital leases based on defined criteria. For both vehicles and computer equipment, new leases are signed each month based on the terms of master lease agreements. The lease term for vehicles is from two to 14 years depending on the type of vehicle. Computer equipment has a lease term of two to four years.

Assets recorded under capital leases are listed below.

	June 30, 2010	December 31, 2009

	(In Thousands)
Vehicles	$17,486	$18,991
Computer equipment and software	4,961	4,640
Jeffrey Energy Center 8% interest	—	118,623
Accumulated amortization	(11,702)	(21,736)

Total capital leases	$10,745	$120,518

Capital lease payments are treated as operating leases for rate making purposes. Minimum annual rental payments, excluding administrative costs such as property taxes, insurance and maintenance, under capital leases are listed below.

Total Capital Leases	June 30, 2010	December 31, 2009

	(In Thousands)
2010	$2,669	$17,685
2011	1,746	14,776
2012	1,659	11,540
2013	1,451	7,256
2014	1,348	7,037
Thereafter	2,022	111,547

	10,895	169,841
Amounts representing imputed interest	(150)	(51,606)

Present value of net minimum lease payments under capital leases	10,745	118,235
Less current portion	1,970	8,935

Total long-term obligation under capital leases	$8,775	$109,300

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In Management’s Discussion and Analysis, we discuss our general financial condition, significant changes that occurred during 2010 and our operating results for the three and six months ended June 30, 2010 and 2009. As you read Management’s Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

SUMMARY OF SIGNIFICANT ITEMS

Earnings Per Share

We reported basic EPS of $0.47 for the three months ended June 30, 2010, compared to basic EPS of $0.35 for the same period last year. For each of the six month periods ended June 30, 2010 and 2009, we reported basic EPS of $0.75. Basic EPS for the six months ended June 30, 2009, however, included $0.30 of earnings attributable to discontinued operations.

Increase in Income from Continuing Operations

Income from continuing operations for the three and six months ended June 30, 2010, increased $16.1 million and $36.6 million, respectively, compared to the same periods last year due principally to higher retail revenues and lower operating and maintenance expense. Retail revenues increased due primarily to increased sales of electricity to industrial customers. Operating and maintenance expense was lower due primarily to the consolidation of VIEs and a reduction in our maximum liability for environmental remediation costs related to former manufactured gas sites in Missouri. Lower investment earnings and higher income tax expense partially offset these factors for the three months ended June 30, 2010, while higher income tax, interest and depreciation and amortization expenses served to offset partially the aforementioned factors for the six months ended June 30, 2010.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Note 2 of the Notes to Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies,” contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions by management. The policies highlighted in our 2009 Form 10-K have an impact on our reported results that may be material due to the levels of judgment and subjectivity necessary to account for uncertain matters or their susceptibility to change.

From December 31, 2009, through June 30, 2010, we have not experienced any significant changes in our critical accounting estimates. For additional information, see our 2009 Form 10-K.

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

Three and Six Months Ended June 30, 2010, Compared to Three and Six Months Ended June 30, 2009

Below we discuss our operating results for the three and six months ended June 30, 2010, compared to the results for the three and six months ended June 30, 2009. Significant changes in results of operations shown in the table immediately below are further explained in the descriptions that follow.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
	(Dollars In Thousands, Except Per Share Amounts)				(Dollars In Thousands, Except Per Share Amounts)
REVENUES:
Residential	$150,094	$148,304	$1,790	1.2	$294,837	$268,958	$25,879	9.6
Commercial	146,538	146,235	303	0.2	264,008	253,522	10,486	4.1
Industrial	83,110	77,681	5,429	7.0	152,150	141,486	10,664	7.5
Other retail	(9,050)	(17,179)	8,129	47.3	(7,059)	(18,264)	11,205	61.4

Total Retail Revenues	370,692	355,041	15,651	4.4	703,936	645,702	58,234	9.0
Wholesale	78,999	65,651	13,348	20.3	161,747	151,396	10,351	6.8
Transmission (a)	36,314	41,172	(4,858)	(11.8)	72,943	68,069	4,874	7.2
Other	9,176	5,948	3,228	54.3	16,385	24,412	(8,027)	(32.9)

Total Revenues	495,181	467,812	27,369	5.9	955,011	889,579	65,432	7.4

OPERATING EXPENSES:
Fuel and purchased power	137,116	120,508	16,608	13.8	270,916	261,152	9,764	3.7
Operating and maintenance	121,810	139,810	(18,000)	(12.9)	242,983	261,978	(18,995)	(7.3)
Depreciation and amortization	67,107	63,814	3,293	5.2	134,037	122,028	12,009	9.8
Selling, general and administrative	48,154	53,638	(5,484)	(10.2)	94,080	101,619	(7,539)	(7.4)

Total Operating Expenses	374,187	377,770	(3,583)	(0.9)	742,016	746,777	(4,761)	(0.6)

INCOME FROM OPERATIONS	120,994	90,042	30,952	34.4	212,995	142,802	70,193	49.2

OTHER INCOME (EXPENSE):
Investment (losses) earnings	(655)	5,322	(5,977)	(112.3)	1,102	4,530	(3,428)	(75.7)
Other income	1,041	1,153	(112)	(9.7)	1,895	4,410	(2,515)	(57.0)
Other expense	(2,403)	(2,341)	(62)	(2.6)	(6,897)	(6,903)	6	0.1

Total Other (Expense) Income	(2,017)	4,134	(6,151)	(148.8)	(3,900)	2,037	(5,937)	(291.5)

Interest expense	43,289	40,094	3,195	8.0	87,905	75,170	12,735	16.9

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	75,688	54,082	21,606	40.0	121,190	69,669	51,521	74.0
Income tax expense	21,158	15,696	5,462	34.8	34,979	20,098	14,881	74.0

INCOME FROM CONTINUING OPERATIONS	54,530	38,386	16,144	42.1	86,211	49,571	36,640	73.9
Results of discontinued operations, net of tax	—	—	—	—	—	32,978	(32,978)	(100.0)

NET INCOME	54,530	38,386	16,144	42.1	86,211	82,549	3,662	4.4
Less: Net income attributable to noncontrolling interests	1,219	—	1,219	(b )	2,220	—	2,220	(b )

NET INCOME ATTRIBUTABLE TO WESTAR ENERGY	53,311	38,386	14,925	38.9	83,991	82,549	1,442	1.7
Preferred dividends	242	242	—	—	485	485	—	—

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$53,069	$38,144	$14,925	39.1	$83,506	$82,064	$1,442	1.8

BASIC EARNINGS PER SHARE:
Earnings available from continuing operations	$0.47	$0.35	$0.12	34.3	$0.75	$0.45	$0.30	66.7
Discontinued operations, net of tax	—	—	—	—	—	0.30	(0.30)	(100.0)

Earnings per common share, basic	$0.47	$0.35	$0.12	34.3	$0.75	$0.75	$—	—

(a)	Transmission: Reflects revenue derived from an SPP network transmission tariff. For the three months ended June 30, 2010, our SPP network transmission costs were $28.9 million. This amount, less $4.6 million retained by the SPP as administration cost, was returned to us as revenue. For the three months ended June 30, 2009, our SPP network transmission costs were $32.8 million with an administration cost of $3.7 million retained by the SPP. For the six months ended June 30, 2010, our SPP network transmission costs were $56.1 million. This amount, less $7.7 million retained by the SPP as administration cost, was returned to us as revenue. For the six months ended June 30, 2009, our SPP network transmission costs were $53.5 million with an administration cost of $7.6 million retained by the SPP.
(b)	Change greater than 1000%.

Gross Margin

Fuel and purchased power costs fluctuate with electricity sales and unit costs. As permitted by regulators, we adjust our retail prices to reflect changes in the costs of fuel and purchased power needed to serve customers. Fuel and purchased power costs for wholesale customers are recovered at prevailing market prices or based on a predetermined formula with a price adjustment approved by FERC. As a result, changes in fuel and purchased power costs are offset in revenues with a minimal impact on net income. For this reason, we believe gross margin, although a non-GAAP measurement, is useful for understanding and analyzing changes in our operating performance from one period to the next. We calculate gross margin as total revenues less the sum of fuel and purchased power costs and SPP network transmission costs. Transmission costs reflect the costs of providing network transmission service. Accordingly, in calculating gross margin, we recognize the net value of this transmission activity as shown in the table immediately following. However, we record transmission costs as operating and maintenance expense on our consolidated statements of income. The following table summarizes our gross margin for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
	(Dollars In Thousands, Except Per Share Amounts)				(Dollars In Thousands, Except Per Share Amounts)
REVENUES:
Residential	$150,094	$148,304	$1,790	1.2	$294,837	$268,958	$25,879	9.6
Commercial	146,538	146,235	303	0.2	264,008	253,522	10,486	4.1
Industrial	83,110	77,681	5,429	7.0	152,150	141,486	10,664	7.5
Other retail	(9,050)	(17,179)	8,129	47.3	(7,059)	(18,264)	11,205	61.4

Total Retail Revenues	370,692	355,041	15,651	4.4	703,936	645,702	58,234	9.0
Wholesale	78,999	65,651	13,348	20.3	161,747	151,396	10,351	6.8
Transmission	36,314	41,172	(4,858)	(11.8)	72,943	68,069	4,874	7.2
Other	9,176	5,948	3,228	54.3	16,385	24,412	(8,027)	(32.9)

Total Revenues	495,181	467,812	27,369	5.9	955,011	889,579	65,432	7.4
Less: Fuel and purchased power expense	137,116	120,508	16,608	13.8	270,916	261,152	9,764	3.7
SPP network transmission costs	28,910	32,804	(3,894)	(11.9)	56,064	53,521	2,543	4.8

Gross Margin	$329,155	$314,500	$14,655	4.7	$628,031	$574,906	$53,125	9.2

The following table reflects changes in electricity sales for the three and six months ended June 30, 2010 and 2009. No electricity sales are shown for transmission or other as they are unrelated to the amount of electricity we sell.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
	(Thousands of MWh)				(Thousands of MWh)
ELECTRICITY SALES:
Residential	1,530	1,557	(27)	(1.7)	3,212	3,075	137	4.5
Commercial	1,908	1,903	5	0.3	3,575	3,515	60	1.7
Industrial	1,405	1,318	87	6.6	2,682	2,520	162	6.4
Other retail	23	22	1	4.5	44	43	1	2.3

Total retail	4,866	4,800	66	1.4	9,513	9,153	360	3.9
Wholesale	2,201	1,886	315	16.7	4,500	4,568	(68)	(1.5)

Total	7,067	6,686	381	5.7	14,013	13,721	292	2.1

The increase in gross margin for the three months ended June 30, 2010, compared to the same period last year was due primarily to the increase in total retail revenues, which was attributable primarily to higher industrial revenues. Industrial revenues increased due principally to greater electricity sales that we believe are the result of improving economic conditions.

The increase in gross margin for the six months ended June 30, 2010, compared to the same period last year was due principally to the increase in total retail revenues, which was the result primarily of price increases and higher electricity sales. Retail electricity sales increased due primarily to improved economic conditions and the effects of favorable weather, which particularly impacted residential electricity sales. Some of our commercial and industrial customers are beginning to experience increased orders and production, although not to levels experienced prior to the economic downturn. Offsetting the increase in total retail revenues was a decrease in other revenues due principally to our having settled forward contracts for the sale of electricity on favorable terms during the six months ended June 30, 2009. We did not record similar settlements during the same period this year.

Income from operations is the most directly comparable measure to gross margin that is calculated and presented in accordance with GAAP in our consolidated statements of income. Our presentation of gross margin should not be considered in isolation or as a substitute for income from operations. Additionally, our presentation of gross margin may not be comparable to similarly titled measures reported by other companies. The following table reconciles income from operations with gross margin for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
	(Dollars In Thousands)				(Dollars In Thousands)
Gross margin	$329,155	$314,500	$14,655	4.7	$628,031	$574,906	$53,125	9.2
Add: SPP network transmission costs	28,910	32,804	(3,894)	(11.9)	56,064	53,521	2,543	4.8
Less: Operating and maintenance expense	121,810	139,810	(18,000)	(12.9)	242,983	261,978	(18,995)	(7.3)
Depreciation and amortization expense	67,107	63,814	3,293	5.2	134,037	122,028	12,009	9.8
Selling, general and administrative expense	48,154	53,638	(5,484)	(10.2)	94,080	101,619	(7,539)	(7.4)

Income from operations	$120,994	$90,042	$30,952	34.4	$212,995	$142,802	$70,193	49.2

Operating Expenses and Other Income and Expense Items

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
	(Dollars In Thousands)
Operating and maintenance expense	$121,810	$139,810	$(18,000)	(12.9)	$242,983	$261,978	$(18,995)	(7.3)

Operating and maintenance expense decreased for the three and six months ended June 30, 2010, compared to the same periods last year due primarily to reductions of $5.1 million and $10.2 million, respectively, as a result of the consolidation of the VIEs discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, “Variable Interest Entities.” Also contributing to the decrease for both periods was the recognition of a $5.0 million reduction in our maximum liability for environmental remediation costs related to former manufactured gas sites in Missouri. See Note 7 of the Notes to Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information. Lower SPP network transmission costs of $3.9 million, which are reflected in the $4.9 million decrease in transmission revenues, further contributed to the decrease for the three months ended June 30, 2010.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
	(Dollars In Thousands)
Depreciation and amortization expense	$67,107	$63,814	$3,293	5.2	$134,037	$122,028	$12,009	9.8

Depreciation and amortization expense increased for the three months ended June 30, 2010, compared to the same period last year due primarily to depreciation expense associated with a higher plant balance. For the six months ended June 30, 2010, depreciation and amortization expense increased primarily to reflect the addition of wind generation facilities, new generating plant, air quality controls at our power plants as well as other general plant additions. In addition, during the three and six months ended June 30, 2010, we recorded additional depreciation expense of $1.5 million and $3.0 million, respectively, as a result of the consolidation of the VIEs discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, “Variable Interest Entities.”

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
	(Dollars In Thousands)
Selling, general and administrative expense	$48,154	$53,638	$(5,484)	(10.2)	$94,080	$101,619	$(7,539)	(7.4)

The decreases in selling, general and administrative expense for the three and six months ended June 30, 2010, compared to the same periods last year were due principally to lower pension and other employee benefits costs of $4.3 million and $7.6 million, respectively. The lower pension costs were attributable primarily to our having recorded credits to expense of $3.2 million and $6.2 million, respectively, in accordance with a September 2009 KCC order allowing us to establish a regulatory asset or liability for the cumulative difference between pension and post-retirement benefits expense and the amount of such expense recognized in setting our prices.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
	(Dollars In Thousands)
Investment (losses) earnings	$(655)	$5,322	$(5,977)	(112.3)	$1,102	$4,530	$(3,428)	(75.7)

Investment earnings decreased for the three and six months ended June 30, 2010, compared to the same periods last year due principally to our having recorded losses of $2.6 million and $1.1 million, respectively, on investments held in a trust to fund retirement benefits. We recorded gains on these investments of $5.3 million and $2.9 million, respectively, in the same periods of 2009. Offsetting the decrease for the three months ended June 30, 2010, was our having recorded $1.9 million of interest pursuant to a settlement agreement related to amended income tax returns we filed to claim credits for investments and jobs creation within the state of Kansas.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
	(Dollars In Thousands)
Other income	$1,041	$1,153	$(112)	(9.7)	$1,895	$4,410	$(2,515)	(57.0)

Other income decreased for the six months ended June 30, 2010, compared to the same period last year due principally to a $2.2 million decrease in equity AFUDC. The decrease in equity AFUDC was attributable to reduced construction activity due to the completion of large construction projects.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
	(Dollars In Thousands)
Interest expense	$43,289	$40,094	$3,195	8.0	$87,905	$75,170	$12,735	16.9

Interest expense increased for the three and six months ended June 30, 2010, compared to the same periods last year due primarily to our having recorded additional interest expense of $3.2 million and $6.6 million, respectively, as a result of the consolidation of the VIEs discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, “Variable Interest Entities,” and interest on additional debt issued in 2009 to fund capital investments. Contributing to the increase for the six months ended June 30, 2010, was our having recorded $1.2 million less for capitalized interest as a result of completing large construction projects.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
	(Dollars In Thousands)
Income tax expense	$21,158	$15,696	$5,462	34.8	$34,979	$20,098	$14,881	74.0

Income tax expense increased for the three and six months ended June 30, 2010, compared to the same periods last year due principally to higher income from continuing operations before income taxes.

FINANCIAL CONDITION

Below we discuss significant balance sheet changes as of June 30, 2010, compared to December 31, 2009.

As a result of the consolidation of the VIEs discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, “Variable Interest Entities,” we recorded property, plant and equipment of variable interest entities, net, of $350.8 million, current maturities of long-term debt of variable interest entities of $29.1 million and long-term debt of variable interest entities, net, of $297.9 million.

Tax receivable decreased $45.2 million due principally to the receipt of $34.9 million from the IRS related to the settlement of tax years 1999 and 2004 through 2007. In addition, we received $11.8 million from the Kansas Department of Revenue in connection with our 2006 and 2007 tax years.

The fair market value of net energy marketing contracts increased $11.2 million to $15.6 million at June 30, 2010. This was due primarily to the fair value measurement of a fuel supply contract having increased by $9.8 million. The portion of this fuel supply contract that was outstanding the entire period increased $5.7 million due to increases in the market price of coal. Further increasing the fair value measurement of this fuel supply contract was the settlement of a $4.1 million net loss position during the period. Changes in the fair value measurements of our fuel supply contracts have a corresponding change in net regulatory assets.

Regulatory assets, net of regulatory liabilities, decreased $57.3 million to $657.7 million at June 30, 2010, from $715.0 million at December 31, 2009. Total regulatory assets decreased $45.3 million due primarily to the $11.5 million amortization of deferred storm costs, $10.5 million decrease in previously deferred fuel expense, $7.5 million decrease in deferred employee benefit costs, $5.6 million decrease in amounts due from customers for future income taxes and $5.6 million amortization of previously deferred amounts for the Wolf Creek outage. Regulatory liabilities increased $12.0 million due primarily to a $12.5 million increase in removal costs for amounts included in our prices, but not yet spent to remove retired assets, and a $4.9 million increase resulting from the increase in the fair value measurement of fuel supply contracts. Increases in regulatory liabilities were partially offset by a $13.7 million decrease in our refund obligation related to the RECA and a $3.4 million decrease in the fair value of our NDT assets.

Unamortized investment tax credits increased $26.8 million due principally to incentives we earned related to investments in plant within the state of Kansas

LIQUIDITY AND CAPITAL RESOURCES

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

Capital Resources

As of July 27, 2010, Westar Energy had a $730.0 million revolving credit facility under which $268.2 million had been borrowed and an additional $22.4 million of letters of credit had been issued.

On January 27, 2010, FERC approved our request for authority to issue short-term securities and pledge KGE mortgage bonds in order to increase the size of Westar Energy’s revolving credit facility to $1.0 billion. We have not yet exercised our authority to increase the size of the facility.

Common Stock Issuance

During the six months ended June 30, 2010, Westar Energy sold 1.2 million shares of common stock for $25.0 million through a 2007 Sales Agency Financing Agreement with a broker dealer subsidiary of a bank. Westar Energy used the proceeds from the issuance of common stock to repay borrowings under its revolving credit facility, with such borrowed amounts principally related to investments in capital equipment, as well as for working capital and general corporate purposes.

On April 2, 2010, Westar Energy entered into a new, three-year Sales Agency Financing Agreement and forward sale agreement with the same bank and its broker dealer subsidiary. The maximum amount that Westar Energy may offer and sell under the agreements is the lesser of an aggregate of $500.0 million or approximately 22.0 million shares, subject to adjustment for share splits, share combinations and share dividends. Under the terms of the Sales Agency Financing Agreement, Westar Energy may offer and sell shares of its common stock from time to time through the broker dealer subsidiary, as agent. Westar Energy will pay the broker dealer a commission equal to 1% of the sales price of all shares sold under the agreement.

In addition, under the terms of the Sales Agency Financing Agreement and forward sale agreement, Westar Energy may from time to time enter into one or more forward sale transactions with the bank, as forward purchaser, with the bank borrowing shares of Westar Energy’s common stock from third parties and selling them through the broker dealer. The use of a forward sale agreement allows Westar Energy the means to minimize equity market uncertainty by pricing a common stock offering under then existing market conditions while mitigating share dilution by postponing the issuance of common stock until funds are needed. Westar Energy is also able to better match the timing of its financing needs with its capital investment and regulatory plans. The forward sale transactions are entered into at market prices; therefore, the forward sale agreement has no initial fair value. Westar Energy will not receive any proceeds from the sale of common stock under the forward sale agreement until the transactions are settled, which must occur within a year of the date each transaction is entered. Upon settlement, Westar Energy will record the forward sale agreement within equity. Except in specified circumstances or events that would require physical share settlement, Westar Energy is able to elect to settle any forward sale transactions by means of a physical share, cash or net share settlement, and is also able to elect to settle the forward sale transactions in whole, or in part, earlier than the stated maturity dates. Currently, Westar Energy anticipates settling the forward sale transactions through physical share settlement and expects to use the proceeds to repay borrowings under its revolving credit facility, with such borrowed amounts principally related to investments in capital equipment, as well as for working capital and general corporate purposes. While the shares are initially priced by the bank at a fixed price, because of the fixed contractual terms, Westar Energy’s net proceeds from the forward sale transactions, assuming physical share settlement, will vary depending on the time of settlement.

During the three months ended June 30, 2010, Westar Energy entered into forward sale transactions with respect to an aggregate of approximately 3.7 million shares of common stock. Assuming physical share settlement of the aforementioned forward sale transactions at June 30, 2010, Westar Energy would have received aggregate proceeds of approximately $83.0 million based on an average forward price of $22.23 per share.

Cash Flows from Operating Activities

Operating activities provided $238.8 million of cash in the six months ended June 30, 2010, compared with cash provided of $216.0 million during the same period of 2009. This increase was due primarily to our having received $44.3 million in net tax refunds during the six months ended June 30, 2010, compared to $9.1 million in net tax refunds for the same period last year. Also contributing to the increase were our having received approximately $30.7 million more in customer receipts and our having paid $9.8 million less for fuel and purchased power during the six months ended June 30, 2010. Partially offsetting these increases was our having paid $61.9 million more for interest on corporate-owned life insurance (COLI) policies during the six months ended June 30, 2010, compared to the same period last year as a result of a policy change in the second quarter of 2009 under which we no longer pay interest on COLI policies in advance.

Cash Flows used in Investing Activities

Investing activities used $255.8 million of cash in the six months ended June 30, 2010, compared to $355.4 million during the same period of 2009. We spent $237.6 million in the six months ended June 30, 2010, and $338.8 million in the same period of 2009 on additions to property, plant and equipment.

Cash Flows from Financing Activities

Financing activities provided $16.4 million of cash in the six months ended June 30, 2010, compared to $121.4 million of cash provided from financing activities in the same period of 2009. In the six months ended June 30, 2010, borrowings against the cash surrender value of COLI provided $71.3 million and proceeds from the issuance of common stock provided $27.3 million. We used cash to pay $63.7 million in dividends and to repay $10.5 million of long-term debt of VIEs. In the six months ended June 30, 2009, proceeds from long-term debt provided $297.5 million and we used cash to repay $112.2 million of short-term debt and to pay $60.9 million in dividends. The decrease in cash provided from financing activities was due primarily to a reduction in our financing needs as a result of our having completed large construction projects.

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

On June 1, 2010, and May 19, 2010, respectively, Fitch and Moody’s revised their outlooks for Westar Energy and KGE credit ratings to positive from stable. Additionally, on April 27, 2010, S&P upgraded its credit ratings for Westar Energy’s and KGE’s first mortgage bonds/senior secured debt from BBB to BBB+. S&P also upgraded its credit rating for Westar Energy’s unsecured debt from BBB- to BBB and changed its outlook for the ratings from positive to stable.

As of July 27, 2010, our ratings with the agencies and the outlooks for these ratings are as shown in the table below.

	Westar Energy First Mortgage Bond Rating	KGE First Mortgage Bond Rating	Westar Energy Unsecured Debt	Rating Outlook
Moody’s	Baa1	Baa1	Baa3	Positive
S&P	BBB+	BBB+	BBB	Stable
Fitch	BBB+	BBB+	BBB	Positive

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

Certain of our derivative instruments contain collateral provisions subject to credit agency ratings of our senior unsecured debt. If our senior unsecured debt ratings were to decrease or fall below investment grade, the counterparties to the derivative instruments, pursuant to the provisions, could require collateralization on derivative instruments. The aggregate fair value of all derivative instruments with objective credit-risk-related contingent features that were in a liability position as of June 30, 2010, and December 31, 2009, was $5.1 million and $1.4 million, respectively, for which we had posted collateral of $1.0 million as of June 30, 2010, and no collateral as of December 31, 2009. If all credit-risk-related contingent features underlying these agreements had been triggered as of June 30, 2010, or December 31, 2009, we would have been required to provide to our counterparties $0.1 million of additional collateral after taking into consideration the offsetting impact of derivative assets and net accounts receivable.

Pension Contribution

During the six months ended June 30, 2010, we contributed $16.8 million to the Westar Energy pension trust and funded $1.8 million of Wolf Creek’s pension plan contribution.

OFF-BALANCE SHEET ARRANGEMENTS

Other than the consolidation of VIEs as discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, “Variable Interest Entities,” from December 31, 2009, through June 30, 2010, there have been no material changes in our off-balance sheet arrangements. For additional information, see our 2009 Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

From December 31, 2009, through June 30 2010, there have been no material changes outside the ordinary course of business in our contractual obligations and commercial commitments. For additional information, see our 2009 Form 10-K.

OTHER INFORMATION

Increases in Prices

On June 11, 2010, the KCC issued a final order approving an adjustment to our prices that we made earlier this year. The adjustment includes updated transmission costs as reflected in our transmission formula rate discussed below. The new prices were effective March 16, 2010, and are expected to increase our annual retail revenues by $6.4 million.

On May 25, 2010, the KCC issued an order allowing us to adjust our prices to include costs associated with environmental investments made in 2009. The new prices were effective June 1, 2010, and are expected to increase our annual retail revenues by $13.8 million.

On January 27, 2010, the KCC issued an order allowing us to adjust our prices to include costs associated with investments in natural gas and wind generation facilities. The new prices were effective February 2010 and are expected to increase our annual retail revenues by $17.1 million.

Our updated transmission formula rate, which includes projected 2010 transmission capital expenditures and operating costs, became effective January 1, 2010, and is expected to increase our annual transmission revenues by $16.8 million. This updated rate provided the basis for our request with the KCC to adjust our retail prices to include updated transmission costs as noted above.

Fair Value of Energy Marketing and Fuel Contracts

The table below shows the fair value of energy marketing contracts outstanding as of June 30, 2010.

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding as of December 31, 2009 (a)	$4,441
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	4,469
Changes in fair value of contracts outstanding at the beginning and end of the period	6,559
Fair value of new contracts entered into during the period	138

Fair value of contracts outstanding as of June 30, 2010 (b)	$15,607

(a) Approximately $7.6 million and $6.0 million of the fair value of energy marketing contracts were recognized as a regulatory asset and regulatory liability, respectively.
(b) Approximately $0.4 million and $10.9 million of the fair value of energy marketing contracts were recognized as a regulatory asset and regulatory liability, respectively.

The sources of the fair values of the financial instruments related to these contracts and the maturity periods for the contracts as of June 30, 2010, are summarized in the following table.

	Fair Value of Contracts at End of Period
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity Over 5 Years
	(In Thousands)
Prices actively quoted (futures)	$(11)	$(11)	$—	$—	$—
Prices provided by other external sources (swaps and forwards)	15,113	3,998	7,654	3,461	—
Prices based on option pricing models (options and other) (a)	505	598	(41)	(52)	—

Total fair value of contracts outstanding	$15,607	$4,585	$7,613	$3,409	$—

(a)	Options are priced using a series of techniques such as the Black option pricing model.

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

We are exposed to market risk, including changes in commodity prices, debt and equity instrument values and interest rates. From December 31, 2009, to June 30, 2010, no significant changes occurred in our market risk exposure. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2009 Form 10-K for additional information.

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information on other legal proceedings is set forth in Notes 7 and 8 of the Notes to Condensed Consolidated Financial Statements, “Commitments and Contingencies – EPA Lawsuit – FERC Investigation” and “Legal Proceedings,” respectively, which are incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There were no material changes in our risk factors from December 31, 2009, through June 30, 2010. For additional information, see our 2009 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In addition to information previously included in one or more Current Reports on Form 8-K, during the three-month period ended June 30, 2010, Westar Energy entered into forward transactions pursuant to the forward sale agreement, dated April 2, 2010, between Westar Energy, Inc. and The Bank of New York Mellon (filed as Exhibit 10.1 to the Form 8-K filed on April 2, 2010) and the Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC and The Bank of New York Mellon (filed as Exhibit 1.3 to the Form S-3 filed on April 2, 2010) in respect to an aggregate of approximately 0.9 million shares of Westar Energy common stock.

In connection with the forward transactions, Westar did not receive any proceeds from the sale of borrowed shares of its common stock by BNY Mellon Capital Markets, LLC. Westar expects to receive proceeds from the sale of such shares, subject to certain adjustments, upon future physical settlement(s) of the forward transactions pursuant to the terms of the forward sale agreement. If Westar elects to cash settle or net share settle the forward transactions, it may not receive any proceeds (in the case of cash settlement) or shares of its common stock (in the case of net share settlement) pursuant to the terms of the forward sale agreement.

The forward transactions were entered into pursuant to the terms of the letter dated October 6, 2003, submitted by Robert W. Reeder and Leslie N. Silverman to Paula Dubberly of the staff of the Securities and Exchange Commission (Staff), to which the Staff responded in an interpretive letter dated October 9, 2003. As required by such letter, the shares of Westar common stock sold by BNY Mellon Capital markets, LLC to hedge the forward transaction were sold pursuant to an effective Westar registration statement (registration No. 333-165889), which was filed on April 2, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended June 30, 2010

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended June 30, 2010

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended June 30, 2010 (furnished and not to be considered filed as part of the Form 10-Q)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAR ENERGY, INC.

Date:	August 5, 2010	By:	/s/ Mark A. Ruelle
Mark A. Ruelle,
Executive Vice President and Chief Financial Officer