Form 10-Q
period 2010-09-30
WESTAR ENERGY INC /KS
filed 2010-10-28
CIK 54507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	111,390,861 shares
(Class)	(Outstanding at October 20, 2010)

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition
2009 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2009
AFUDC	Allowance for Funds Used During Construction
BACT	Best Available Control Technology
CATR	Clean Air Transport Rule
COLI	Corporate-owned life insurance
EPA	Environmental Protection Agency
EPS	Earnings per share
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Investors Service
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse Gas
IRS	Internal Revenue Service
JEC	Jeffrey Energy Center
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
KGE	Kansas Gas and Electric Company
La Cygne	La Cygne Generating Station
MMBtu	Millions of British Thermal Units
Moody’s	Moody’s Investors Service
MWh	Megawatt hours
NDT	Nuclear Decommissioning Trust
NOx	Nitrogen Oxide
ONEOK	ONEOK, Inc.
OTC	Over-the-counter
PSD	Prevention of Significant Deterioration program
RECA	Retail Energy Cost Adjustment
RSUs	Restricted share units
S&P	Standard & Poor’s Ratings Group
SCR	Selective catalytic reduction
SPP	Southwest Power Pool
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

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

WESTAR ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, except par values)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,472	$3,860
Accounts receivable, net of allowance for doubtful accounts of $4,245 and $5,231, respectively	260,404	216,186
Inventories and supplies, net	201,643	193,831
Energy marketing contracts	21,085	33,159
Taxes receivable	—	45,200
Deferred tax assets	7,458	7,927
Prepaid expenses	11,809	11,830
Regulatory assets	66,099	97,220
Other	12,802	20,269

Total Current Assets	585,772	629,482

PROPERTY, PLANT AND EQUIPMENT, NET	5,853,270	5,771,740

PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET (See Note 12)	347,917	—

OTHER ASSETS:
Regulatory assets	730,391	758,538
Nuclear decommissioning trust	119,149	112,268
Energy marketing contracts	10,419	10,653
Other	222,041	242,802

Total Other Assets	1,082,000	1,124,261

TOTAL ASSETS	$7,868,959	$7,525,483

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$403	$1,345
Current maturities of long-term debt of variable interest entities (See Note 12)	30,090	—
Short-term debt	163,040	242,760
Accounts payable	138,376	112,211
Accrued taxes	71,664	46,931
Energy marketing contracts	16,443	39,161
Accrued interest	66,328	76,955
Regulatory liabilities	31,424	39,745
Other	115,933	123,370

Total Current Liabilities	633,701	682,478

LONG-TERM LIABILITIES:
Long-term debt, net	2,490,734	2,490,734
Long-term debt of variable interest entities, net (See Note 12)	279,554	—
Obligation under capital leases	8,246	109,300
Deferred income taxes	1,012,410	964,461
Unamortized investment tax credits	153,942	127,777
Regulatory liabilities	136,967	100,963
Deferred regulatory gain from sale-leaseback	98,915	108,532
Accrued employee benefits	414,488	433,561
Asset retirement obligations	124,635	119,519
Energy marketing contracts	185	210
Other	104,246	117,720

Total Long-Term Liabilities	4,824,322	4,572,777

COMMITMENTS AND CONTINGENCIES (See Notes 7 and 8)
TEMPORARY EQUITY	3,459	3,443

EQUITY:
Westar Energy Shareholders’ Equity:
Cumulative preferred stock, par value $100 per share; authorized 600,000 shares; issued and outstanding 214,363 shares	21,436	21,436
Common stock, par value $5 per share; authorized 150,000,000 shares; issued and outstanding 110,833,975 shares and 109,072,000 shares, respectively	554,170	545,360
Paid-in capital	1,373,297	1,339,790
Retained earnings	453,892	360,199

Total Westar Energy Shareholders’ Equity	2,402,795	2,266,785

Noncontrolling Interests	4,682	—

Total Equity	2,407,477	2,266,785

TOTAL LIABILITIES AND EQUITY	$7,868,959	$7,525,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,
	2010	2009
REVENUES	$644,437	$528,534

OPERATING EXPENSES:
Fuel and purchased power	187,877	141,470
Operating and maintenance	126,602	130,295
Depreciation and amortization	67,918	64,516
Selling, general and administrative	50,418	41,920

Total Operating Expenses	432,815	378,201

INCOME FROM OPERATIONS	211,622	150,333

OTHER INCOME (EXPENSE):
Investment earnings	3,248	3,986
Other income	1,897	1,217
Other expense	(5,146)	(4,539)

Total Other (Expense) Income	(1)	664

Interest expense	43,956	41,599

INCOME FROM OPERATIONS BEFORE INCOME TAXES	167,665	109,398
Income tax expense	51,802	28,256

NET INCOME	115,863	81,142
Less: Net income attributable to noncontrolling interests	1,119	—

NET INCOME ATTRIBUTABLE TO WESTAR ENERGY	114,744	81,142
Preferred dividends	242	242

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$114,502	$80,900

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY (See Note 2):
Basic earnings per common share	$1.02	$0.73
Diluted earnings per common share	$1.01	$0.73
Average equivalent common shares outstanding	111,706,541	109,753,036
DIVIDENDS DECLARED PER COMMON SHARE	$0.31	$0.30
AMOUNTS ATTRIBUTABLE TO WESTAR ENERGY:
Income from continuing operations	$114,744	$81,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
REVENUES	$1,599,448	$1,418,113

OPERATING EXPENSES:
Fuel and purchased power	458,793	402,622
Operating and maintenance	369,584	392,272
Depreciation and amortization	201,955	186,544
Selling, general and administrative	144,499	143,540

Total Operating Expenses	1,174,831	1,124,978

INCOME FROM OPERATIONS	424,617	293,135

OTHER INCOME (EXPENSE):
Investment earnings	4,350	8,516
Other income	3,792	5,627
Other expense	(12,043)	(11,441)

Total Other (Expense) Income	(3,901)	2,702

Interest expense	131,862	116,769

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	288,854	179,068
Income tax expense	86,780	48,354

INCOME FROM CONTINUING OPERATIONS	202,074	130,714
Results of discontinued operations, net of tax	—	32,978

NET INCOME	202,074	163,692
Less: Net income attributable to noncontrolling interests	3,338	—

NET INCOME ATTRIBUTABLE TO WESTAR ENERGY	198,736	163,692
Preferred dividends	727	727

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$198,009	$162,965

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY (See Note 2):
Basic earnings available from continuing operations	$1.77	$1.18
Discontinued operations, net of tax	—	0.30

Basic earnings per common share	$1.77	$1.48

Diluted earnings available from continuing operations	$1.76	$1.18
Discontinued operations, net of tax	—	0.30

Diluted earnings per common share	$1.76	$1.48

Average equivalent common shares outstanding	111,387,165	109,542,500
DIVIDENDS DECLARED PER COMMON SHARE	$0.93	$0.90
AMOUNTS ATTRIBUTABLE TO WESTAR ENERGY:
Income from continuing operations	$198,736	$130,714
Results of discontinued operations, net of tax	—	32,978

Net income	$198,736	$163,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$202,074	$163,692
Discontinued operations, net of tax	—	(32,978)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	201,955	186,544
Amortization of nuclear fuel	19,657	12,810
Amortization of deferred regulatory gain from sale-leaseback	(4,121)	(4,121)
Amortization of corporate-owned life insurance	15,286	15,746
Non-cash compensation	8,280	3,933
Net changes in energy marketing assets and liabilities	(947)	6,256
Accrued liability to certain former officers	1,959	1,386
Net deferred income taxes and credits	104,133	59,663
Stock-based compensation excess tax benefits	(526)	(359)
Allowance for equity funds used during construction	(1,926)	(4,064)
Changes in working capital items, net of acquisitions and dispositions:
Accounts receivable	(44,207)	(14,317)
Inventories and supplies	(7,298)	4,091
Prepaid expenses and other	23,843	(7,042)
Accounts payable	12,965	(39,006)
Accrued taxes	70,263	28,280
Other current liabilities	(84,095)	74,511
Changes in other assets	25,984	24,485
Changes in other liabilities	(42,912)	(71,469)

Cash Flows from Operating Activities	500,367	408,041

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(369,746)	(460,779)
Investment in corporate-owned life insurance	(18,884)	(17,724)
Purchase of securities within the nuclear decommissioning trust fund	(189,784)	(36,651)
Sale of securities within the nuclear decommissioning trust fund	189,343	34,501
Proceeds from investment in corporate-owned life insurance	1,918	1,596
Other investing activities	(1,760)	1,357

Cash Flows used in Investing Activities	(388,913)	(477,700)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(79,720)	(7,668)
Proceeds from long-term debt	—	297,507
Retirements of long-term debt	(1,353)	(146,494)
Retirements of long-term debt of variable interest entities	(27,536)	—
Repayment of capital leases	(1,640)	(9,682)
Borrowings against cash surrender value of corporate-owned life insurance	72,286	8,530
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(3,219)	(3,422)
Stock-based compensation excess tax benefits	526	359
Issuance of common stock, net	28,299	3,279
Distributions to shareholders of noncontrolling interests	(2,094)	—
Cash dividends paid	(96,391)	(91,916)

Cash Flows (used in) from Financing Activities	(110,842)	50,493

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	612	(19,166)
CASH AND CASH EQUIVALENTS:
Beginning of period	3,860	22,914

End of period	$4,472	$3,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in Thousands)

(Unaudited)

	Westar Energy Shareholders
	Cumulative preferred stock	Common stock	Paid-in capital	Retained earnings	Noncontrolling interests	Total equity
Balance at December 31, 2008	$21,436	$541,556	$1,326,391	$318,197	$—	$2,207,580

Net income	—	—	—	163,692	—	163,692
Issuance of common stock, net	—	2,931	7,992	—	—	10,923
Preferred dividends	—	—	—	(727)	—	(727)
Dividends on common stock	—	—	—	(99,005)	—	(99,005)
Reclass to Temporary Equity	—	—	(17)	—	—	(17)
Amortization of restricted stock	—	—	3,380	—	—	3,380
Stock compensation and tax benefit	—	—	(1,845)	—	—	(1,845)

Balance at September 30, 2009	$21,436	$544,487	$1,335,901	$382,157	$—	$2,283,981

Balance at December 31, 2009	$21,436	$545,360	$1,339,790	$360,199	$—	$2,266,785

Consolidation of noncontrolling interests	—	—	—	—	3,435	3,435
Net income	—	—	—	198,736	3,338	202,074
Issuance of common stock, net	—	8,810	28,698	—	—	37,508
Preferred dividends	—	—	—	(727)	—	(727)
Dividends on common stock	—	—	—	(104,316)	—	(104,316)
Reclass to Temporary Equity	—	—	(16)	—	—	(16)
Amortization of restricted stock	—	—	7,667	—	—	7,667
Stock compensation and tax benefit	—	—	(2,842)	—	—	(2,842)
Distributions to shareholders of noncontrolling interests	—	—	—	—	(2,091)	(2,091)

Balance at September 30, 2010	$21,436	$554,170	$1,373,297	$453,892	$4,682	$2,407,477

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

We prepare our unaudited condensed consolidated financial statements in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. Our condensed consolidated financial statements include all operating divisions, majority owned subsidiaries and variable interest entities (VIEs), reported as a single operating segment, of which we maintain a controlling interest or are the primary beneficiary. Intercompany accounts and transactions have been eliminated in consolidation. In our opinion, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the consolidated financial statements, have been included.

The accompanying condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in our 2009 Form 10-K.

Use of Management’s Estimates

When we prepare our condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, valuation of commodity contracts, depreciation, unbilled revenue, investments, valuation of our energy marketing portfolio, intangible assets, forecasted fuel costs included in our retail energy cost adjustment (RECA) billed to customers, income taxes, pension and other post-retirement benefits, our asset retirement obligations including the decommissioning of Wolf Creek, environmental issues, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three and nine months ended September 30, 2010, are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Thousands)
Borrowed funds	$1,133	$1,003	$2,825	$3,849
Equity funds	841	787	1,926	4,064

Total	$1,974	$1,790	$4,751	$7,913

Average AFUDC Rates	2.7%	3.3%	2.4%	4.3%

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

The following table reconciles our basic and diluted EPS from income from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars In Thousands, Except Per Share Amounts)
Income from continuing operations	$115,863	$81,142	$202,074	$130,714
Less: Income attributable to noncontrolling interests	1,119	—	3,338	—

Income from continuing operations attributable to Westar Energy	114,744	81,142	198,736	130,714
Less: Preferred dividends	242	242	727	727
Income from continuing operations allocated to RSUs	629	299	1,067	531

Income from continuing operations attributable to common stock	$113,873	$80,601	$196,942	$129,456

Weighted average equivalent common shares outstanding – basic	111,706,541	109,753,036	111,387,165	109,542,500
Effect of dilutive securities:
Restricted share units	200,480	—	155,903	—
Forward sale agreement	408,393	—	110,519	—
Employee stock options	—	552	74	435

Weighted average equivalent common shares outstanding – diluted (a)	112,315,414	109,753,588	111,653,661	109,542,935

Earnings from continuing operations per common share, basic	$1.02	$0.73	$1.77	$1.18
Earnings from continuing operations per common share, diluted	$1.01	$0.73	$1.76	$1.18

(a)	For the three and nine months ended September 30, 2010 and 2009, we did not have any antidilutive shares.

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2010	2009
	(In Thousands)
CASH PAID FOR (RECEIVED FROM):
Interest on financing activities, net of amount capitalized	$121,784	$101,556
Income taxes, net of refunds	(38,017)	(9,128)
NON-CASH INVESTING TRANSACTIONS:
Property, plant and equipment additions	30,443	25,939
Property, plant and equipment additions of variable interest entities (a)	356,964	—
Jeffrey Energy Center 8% leasehold interest (a)	(108,706)	—
NON-CASH FINANCING TRANSACTIONS:
Issuance of common stock for reinvested dividends and compensation plans	13,492	8,803
Debt of variable interest entities (a)	337,951	—
Capital lease for Jeffrey Energy Center 8% leasehold interest (a)	(106,423)	—
Assets acquired through capital leases	321	1,533

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

Consolidation Guidance for Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (FASB) amended the consolidation guidance for VIEs. The amended guidance requires a qualitative assessment rather than a quantitative assessment in determining the primary beneficiary of a VIE and significantly changes the criteria to consider in determining the primary beneficiary. Pursuant to the amended guidance, there is no exclusion, or “grandfathering,” of VIEs that were not consolidated under prior guidance. This amended guidance was effective for annual reporting periods beginning after November 15, 2009. We adopted the guidance effective January 1, 2010, and, as a result, began consolidating certain VIEs that hold assets we lease. See Note 12, “Variable Interest Entities,” for additional information.

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

During the second quarter of 2010, we changed our investment advisor for the nuclear decommissioning trust (NDT). The transition resulted in the sale of all of our then existing level 1 and level 2 investments and the purchase of other level 2 investments. Level 2 investments, whether in the NDT or our trading securities portfolio, are held in investment funds that are measured using daily net asset values as reported by the fund managers.

We still maintain certain level 3 investments in private equity, high-yield bonds and real estate securities that require significant unobservable market information to measure the fair value of the investments. The fair value of private equity investments is measured by utilizing both market- and income-based models, public company comparables, at cost or at the value derived from subsequent financings. Adjustments are made when actual performance differs from expected performance; when market, economic or company-specific conditions change; or when other news or events have a material impact on the security. Debt investments for which we apply unobservable information to measure fair value are principally invested in mortgage-backed securities and collateralized loans. Fair value for these investments is determined by using subjective market- and income-based estimates such as projected cash flows and future interest rates. To measure the fair value of real estate securities we use a combination of market- and income-based models utilizing market discount rates, projected cash flows and the estimated value into perpetuity.

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

We measure fair value based on information available as of the measurement date. The following table provides the carrying values and measured fair values of our financial instruments as of September 30, 2010, and December 31, 2009.

	As of September 30, 2010		As of December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
Fixed-rate debt	$2,373,373	$2,719,465	$2,373,723	$2,528,456
Fixed-rate debt of variable interest entities	309,644	375,037	—	—

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

•

Level 2 – Pricing inputs are not quoted prices in active markets, but are either directly or indirectly observable. The types of assets and liabilities included in level 2 are typically measured at net asset value, comparable to actively traded securities or contracts, such as treasury securities with pricing interpolated from recent trades of similar securities, or priced with models using highly observable inputs, such as commodity options priced using observable forward prices and volatilities.

•

Level 3 – Significant inputs to pricing have little or no transparency. The types of assets and liabilities included in level 3 are those with inputs requiring significant management judgment or estimation, such as the complex and subjective models and forecasts used to determine the fair value of options, real estate investments and long-term fuel supply contracts.

The following table provides the amounts and the corresponding level of hierarchy for our assets and liabilities that are measured at fair value.

	Level 1	Level 2	Level 3	Total
	(In Thousands)
As of September 30, 2010
Assets:
Energy Marketing Contracts	$4,790	$9,608	$17,106	$31,504
Nuclear Decommissioning Trust:
Domestic equity	—	54,551	2,447	56,998
International equity	—	17,760	—	17,760
Core bonds	—	32,027	—	32,027
High-yield bonds	—	9,120	305	9,425
Real estate securities	—	—	2,862	2,862
Cash equivalents	77	—	—	77

Total Nuclear Decommissioning Trust	77	113,458	5,614	119,149

Trading Securities:
Domestic equity	—	19,527	—	19,527
International equity	—	4,959	—	4,959
Core bonds	—	12,286	—	12,286

Total Trading Securities	—	36,772	—	36,772

Total Assets Measured at Fair Value	$4,867	$159,838	$22,720	$187,425

Liabilities:
Energy Marketing Contracts	$4,802	$9,189	$2,637	$16,628

As of December 31, 2009
Assets:
Energy Marketing Contracts	$7,310	$17,071	$19,431	$43,812
Nuclear Decommissioning Trust:
Domestic equity	34,961	5,317	2,262	42,540
International equity	1,208	24,736	—	25,944
Core bonds	16,082	5,524	—	21,606
High-yield bonds	5,579	—	5,741	11,320
Real estate securities	—	—	3,635	3,635
Commodities	5,563	—	—	5,563
Cash equivalents	1,660	—	—	1,660

Total Nuclear Decommissioning Trust	65,053	35,577	11,638	112,268

Trading Securities:
Domestic equity	—	18,344	—	18,344
International equity	—	4,422	—	4,422
Core bonds	—	11,853	—	11,853

Total Trading Securities	—	34,619	—	34,619

Total Assets Measured at Fair Value	$72,363	$87,267	$31,069	$190,699

Liabilities:
Energy Marketing Contracts	$8,964	$15,286	$15,121	$39,371

We do not offset the fair value of energy marketing contracts executed with the same counterparty. As of September 30, 2010, we had not recorded any right to reclaim cash collateral and had recorded $2.1 million for our obligation to return cash collateral. As of December 31, 2009, we had recorded $0.3 million for our right to reclaim cash collateral and $1.8 million for our obligation to return cash collateral.

The following table provides reconciliations of assets and liabilities measured at fair value using significant level 3 inputs for the three and nine months ended September 30, 2010.

	Energy Marketing Contracts, net		Nuclear Decommissioning Trust			Net Balance
			Domestic Equity	High-yield Bonds	Real Estate Securities
	(In Thousands)
Balance as of June 30, 2010	$15,933		$2,547	$6,122	$2,772	$27,374
Total realized and unrealized gains (losses) included in:
Earnings (a)	(11)		—	—	—	(11)
Regulatory assets	(644	)(b)	—	—	—	(644)
Regulatory liabilities	2,191	(b)	(100)	(15)	90	2,166
Purchases, issuances and settlements	(2,944)		—	(5,802)	—	(8,746)
Transfers into level 2	(56	)(c)	—	—	—	(56)

Balance as of September 30, 2010	$14,469		$2,447	$305	$2,862	$20,083

Balance as of December 31, 2009	$4,310		$2,262	$5,741	$3,635	$15,948
Total realized and unrealized gains (losses) included in:
Earnings (a)	(1,840)		—	—	—	(1,840)
Regulatory assets	2,499	(b)	—	—	—	2,499
Regulatory liabilities	7,574	(b)	29	366	(773)	7,196
Purchases, issuances and settlements	1,926		156	(5,802)	—	(3,720)

Balance as of September 30, 2010	$14,469		$2,447	$305	$2,862	$20,083

(a)	Unrealized and realized gains and losses included in earnings resulting from energy marketing activities are reported in revenues.
(b)	Includes changes in the fair value of certain fuel supply and electricity contracts.
(c)	The fair value of transfers between levels is measured as of the beginning of the reporting period.

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

A portion of the gains and losses contributing to changes in net assets in the above table is unrealized. The following tables summarize the unrealized gains and losses we recorded on our consolidated financial statements during the three and nine months ended September 30, 2010 and 2009, attributed to level 3 assets and liabilities.

	Three Months Ended September 30, 2010
	Energy Marketing Contracts, net		Nuclear Decommissioning Trust			Net Balance
			Domestic Equity	High-yield Bonds	Real Estate Securities
	(In Thousands)
Total unrealized gains (losses) included in:
Earnings (a)	$(310)		$—	$—	$—	$(310)
Regulatory assets	(1,834	)(b)	—	—	—	(1,834)
Regulatory liabilities	(461	)(b)	(100)	(412)	90	(883)

Total	$(2,605)		$(100)	$(412)	$90	$(3,027)

	Nine Months Ended September 30, 2010
Total unrealized gains (losses) included in:
Earnings (a)	$(490)		$—	$—	$—	$(490)
Regulatory assets	749	(b)	—	—	—	749
Regulatory liabilities	4,765	(b)	35	(31)	(773)	3,996

Total	$5,024		$35	$(31)	$(773)	$4,255

(a)	Unrealized gains and losses included in earnings resulting from energy marketing activities are reported in revenues.
(b)	Includes changes in the fair value of certain fuel supply and electricity contracts.

	Three Months Ended September 30, 2009
	Energy Marketing Contracts, net		Nuclear Decommissioning Trust			Trading Securities Core Bonds	Net Balance
			Domestic Equity	High-yield Bonds	Real Estate Securities
	(In Thousands)
Total unrealized gains (losses) included in:
Earnings (a)	$219		$—	$—	$—	$731	$950
Regulatory assets	4,641	(b)	—	—	—	—	4,641
Regulatory liabilities	(794	)(b)	67	364	(295)	—	(658)

Total	$4,066		$67	$364	$(295)	$731	$4,933

	Nine Months Ended September 30, 2009
Total unrealized gains (losses) included in:
Earnings (a)	$(434)		$—	$—	$—	$1,403	$969
Regulatory assets	(10,615	)(b)	—	—	—	—	(10,615)
Regulatory liabilities	(16,791	)(b)	(268)	751	(2,393)	—	(18,701)

Total	$(27,840)		$(268)	$751	$(2,393)	$1,403	$(28,347)

(a)	Unrealized gains and losses included in earnings resulting from energy marketing activities are reported in revenues. Unrealized gains and losses resulting from trading securities are reported in investment earnings.
(b)	Includes changes in the fair value of certain fuel supply and electricity contracts.

Some of our investments in the NDT and all of our trading securities do not have readily determinable fair values and are either investment companies or follow accounting guidance consistent with investment companies. In certain situations these investments may have redemption restrictions. The following table provides further information on these investments.

	As of September 30, 2010		As of December 31, 2009		As of September 30, 2010
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Frequency	Length of Settlement
	(In thousands)
Nuclear Decommissioning Trust:
Domestic equity	$2,447	$2,955	$7,579	$3,111	(a)	(a)
International equity	—	—	24,736	—
Core bonds	—	—	5,524	—
High-yield bonds	305	—	5,741	—	(b)	(b)
Real estate securities	2,862	—	3,635	—	(c)	(c)

Total Nuclear Decommissioning Trust	$5,614	$2,955	$47,215	$3,111

Trading Securities:
Domestic equity	$19,527	$—	$18,344	$—	Upon Notice	1 day
International equity	4,959	—	4,422	—	Upon Notice	1 day
Core bonds	12,286	—	11,853	—	Upon Notice	1 day

Total Trading Securities	36,772	—	34,619	—

Total	$42,386	$2,955	$81,834	$3,111

(a)	This investment is in long-term private equity funds that do not permit early withdrawal. The funds may begin liquidating in about 6 to 11 years unless the terms of the investments are extended. Our investments in these funds cannot be withdrawn until the underlying investments have been liquidated which may take years from the date of initial liquidation.
(b)	We expect to completely settle this fund in the second quarter of 2011.
(c)	The nature of this investment requires relatively long holding periods which do not necessarily accommodate ready liquidity. In addition, recent adverse financial conditions affecting commercial real estate markets have further limited any liquidity associated with this investment.

Derivative Instruments

We engage in both financial and physical trading with the goal of managing our commodity price risk, enhancing system reliability and increasing profits. We trade electricity and other energy-related products using a variety of financial instruments, including futures contracts, options and swaps. We also trade energy commodity contracts.

We classify derivative instruments as energy marketing contracts on our consolidated balance sheets. We report energy marketing contracts representing unrealized gain positions as assets; energy marketing contracts representing unrealized loss positions are reported as liabilities. With the exception of certain fuel supply and electricity contracts, which we record as regulatory assets or regulatory liabilities, we include the change in the fair value of energy marketing contracts in revenues on our consolidated statements of income. We do not hold energy marketing contracts that are designated as hedging instruments. The following table presents the fair value of derivative instruments reflected on our consolidated balance sheets.

Commodity Derivatives Not Designated as Hedging Instruments as of September 30, 2010

Asset Derivatives		Liability Derivatives
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)		(In thousands)
Current assets:		Current liabilities:
Energy marketing contracts	$21,085	Energy marketing contracts	$16,443
Other assets:		Long-term liabilities:
Energy marketing contracts	10,419	Energy marketing contracts	185

Total	$31,504	Total	$16,628

Commodity Derivatives Not Designated as Hedging Instruments as of December 31, 2009

Asset Derivatives		Liability Derivatives
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)		(In thousands)
Current assets:		Current liabilities:
Energy marketing contracts	$33,159	Energy marketing contracts	$39,161
Other assets:		Long-term liabilities:
Energy marketing contracts	10,653	Energy marketing contracts	210

Total	$43,812	Total	$39,371

The following table presents how changes in the fair value of commodity derivative instruments affected our consolidated financial statements for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
Location	Net Gain Recognized	Net Loss Recognized	Net Gain Recognized	Net Loss Recognized
	(In thousands)
Revenues increase (decrease)	$1,212	$—	$—	$(597)
Regulatory assets decrease	(43)	—	(7,197)	—
Regulatory liabilities (decrease) increase	—	(877)	4,051	—

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
Revenues increase	$3,148	$—	$5,665	$—
Regulatory assets increase	—	1,917	—	10,195
Regulatory liabilities increase (decrease)	2,551	—	—	(27,831)

As of September 30, 2010, and December 31, 2009, we had under contract the following energy-related products.

		Net Quantity as of
	Unit of Measure	September 30, 2010	December 31, 2009
Electricity	MWh	3,613,160	4,147,800
Natural Gas	MMBtu	2,095,000	648,000
Coal	Tons	750,000	3,500,000

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

We have derivative instruments with commodity exchanges and other counterparties that do not contain objective credit-risk-related contingent features. However, certain of our derivative instruments contain collateral provisions subject to credit agency ratings of our senior unsecured debt. If our senior unsecured debt ratings were to decrease or fall below investment grade, the counterparties to the derivative instruments, pursuant to the provisions, could require collateralization on derivative instruments. The aggregate fair value of all derivative instruments with objective credit-risk-related contingent features that were in a liability position as of September 30, 2010, and December 31, 2009, was $1.7 million and $1.4 million, respectively, for which we had posted no collateral as of either date. If all credit-risk-related contingent features underlying these agreements had been triggered as of September 30, 2010, or December 31, 2009, we would have been required to provide to our counterparties $0.9 million and $0.1 million, respectively, of additional collateral after taking into consideration the offsetting impact of derivative assets and net accounts receivable.

4. FINANCIAL INVESTMENTS

We report some of our investments in debt and equity securities at fair value and use the specific identification method to determine their cost for computing realized gains or losses. We classify these investments as either trading securities or available-for-sale securities as described below.

Trading Securities

We have debt and equity investments in a trust used to fund retirement benefits that we classify as trading securities. We include any unrealized gains or losses on these securities in investment earnings on our consolidated statements of income. During the three and nine months ended September 30, 2010, we recorded unrealized gains on these securities of $3.2 million and $2.2 million, respectively. We recorded unrealized gains on these securities of $3.8 million and $10.1 million, respectively, during the three and nine months ended September 30, 2009.

Available-for-Sale Securities

We hold investments in debt and equity securities in a trust fund for the purpose of funding the decommissioning of Wolf Creek. We have classified these investments as available-for-sale and have recorded all such investments at their fair market value as of September 30, 2010, and December 31, 2009. At September 30, 2010, investments in the NDT fund were allocated 48% to domestic equity, 15% to international equity, 27% to core bonds, 8% to high-yield bonds, 2% to real estate securities and less than one percent to cash equivalents. The core bond fund is limited to ensure that at least 80% of funds are invested in investment grade U.S. corporate and government fixed income securities, including mortgage-backed securities. As of September 30, 2010, the fair value of the debt securities in the NDT fund was $41.5 million, held entirely in closed end funds and bond mutual funds.

Using the specific identification method to determine cost, we realized losses on our available-for-sale securities of $0.3 million during the three months ended September 30, 2010, and gains of $13.2 million during the nine months ended September 30, 2010. During the three and nine months ended September 30, 2009, we realized gains of $0.5 million and losses of $8.2 million, respectively. We record net realized and unrealized gains and losses in regulatory liabilities on our consolidated balance sheets. This reporting is consistent with the method we use to account for the decommissioning costs we recover in our prices. Gains or losses on assets in the trust fund are recorded as increases or decreases to regulatory liabilities and could result in lower or higher funding requirements for decommissioning costs, which we believe would be reflected in the prices paid by our customers.

The following table presents the costs and fair values of investments in the NDT fund as of September 30, 2010, and December 31, 2009.

		Gross Unrealized
Security Type	Cost	Gain	Loss	Fair Value
	(In Thousands)
As of September 30, 2010:
Domestic equity	$57,818	$—	$(820)	$56,998
International equity	17,196	564	—	17,760
Core bonds	30,476	1,551	—	32,027
High-yield bonds	8,935	490	—	9,425
Real estate securities	6,206	—	(3,344)	2,862
Cash equivalents	77	—	—	77

Total	$120,708	$2,605	$(4,164)	$119,149

As of December 31, 2009:
Domestic equity	$37,648	$7,180	$(2,288)	$42,540
International equity	22,014	4,835	(905)	25,944
Core bonds	20,260	1,346	—	21,606
High-yield bonds	11,749	31	(460)	11,320
Real estate securities	6,206	—	(2,571)	3,635
Commodities	5,895	—	(332)	5,563
Cash equivalents	1,660	—	—	1,660

Total	$105,432	$13,392	$(6,556)	$112,268

The following table presents the fair value and the gross unrealized losses of the available-for-sale securities held in the NDT fund aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2010, and December 31, 2009.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
As of September 30, 2010:
Domestic equity	$56,541	$(820)	$—	$—	$56,541	$(820)
Real estate securities	—	—	2,862	(3,344)	2,862	(3,344)

Total	$56,541	$(820)	$2,862	$(3,344)	$59,403	$(4,164)

As of December 31, 2009:
Domestic equity	$4,123	$(361)	$10,061	$(1,927)	$14,184	$(2,288)
International equity	198	(20)	6,253	(885)	6,451	(905)
High-yield bonds	—	—	5,579	(460)	5,579	(460)
Real estate securities	40	(16)	3,595	(2,555)	3,635	(2,571)
Commodities	—	—	5,563	(332)	5,563	(332)

Total	$4,361	$(397)	$31,051	$(6,159)	$35,412	$(6,556)

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

FERC Proceedings

Our transmission formula rate that includes projected 2010 transmission capital expenditures and operating costs became effective January 1, 2010, and is expected to increase our annual transmission revenues by $16.8 million. This updated rate provided the basis for our request with the KCC to adjust our retail prices to include updated transmission costs as noted above.

On January 12, 2010, the Federal Energy Regulatory Commission (FERC) issued an order accepting our request to implement a cost-based formula rate for electricity sales to wholesale customers. The use of a cost-based formula rate allows us to annually adjust our prices to reflect changes in our cost of service. The cost-based formula rate was effective December 1, 2009.

6. TAXES

We recorded income tax expense of $51.8 million with an effective income tax rate of 31% for the three months ended September 30, 2010, and income tax expense of $28.3 million with an effective income tax rate of 26% for the same period of 2009; and income tax expense of $86.8 million with an effective income tax rate of 30% for the nine months ended September 30, 2010, and income tax expense of $48.4 million with an effective income tax rate of 27% for the same period of 2009. The increases in the effective income tax rate for the three and nine months ended September 30, 2010, were due primarily to increased income from continuing operations before income taxes.

In January 2009, we reached a settlement with the Internal Revenue Service (IRS) for tax years 2003 and 2004 that included a determination of the amount of the net capital loss and net operating loss carryforwards available from the sale of a former subsidiary in 2004. This settlement resulted in our recording in 2009 a net earnings benefit from discontinued operations of approximately $33.7 million, net of $22.8 million paid to the former subsidiary under the sale agreement. We recorded $33.0 million of this benefit in the nine months ended September 30, 2009.

In March 2010, the IRS commenced its examination of our federal income tax return for tax year 2008. We expect the IRS to complete this examination during the fourth quarter of 2010 without any significant assessment.

In October 2010, we were notified that the IRS will commence an examination of our federal income tax return for tax year 2009 in the fourth quarter of 2010.

At September 30, 2010, and December 31, 2009, our liability for unrecognized income tax benefits was $3.3 million and $8.4 million, respectively. The net decrease in the liability for unrecognized income tax benefits was attributable primarily to the recognition of $5.8 million of unrecognized income tax benefits due to the completion of the IRS examination of tax years 1999, 2005, 2006 and 2007.

As of September 30, 2010, and December 31, 2009, we had $0.6 million and $1.4 million, respectively, accrued for interest on our liability related to unrecognized income tax benefits. We had no tax related penalties accrued at either September 30, 2010, or December 31, 2009.

As of September 30, 2010, and December 31, 2009, we had recorded $3.6 million for probable assessments of taxes other than income taxes.

7. COMMITMENTS AND CONTINGENCIES

Environmental Projects

We will continue to make significant capital expenditures at our power plants to reduce regulated emissions. The amount of these expenditures could materially change depending on the timing and nature of required investments, the specific outcomes resulting from interpretation of existing regulations, new regulations, legislation and the manner in which we operate the plants. In addition to the capital investment, in the event we install new equipment, such equipment may cause us to incur significant increases in annual operating and maintenance expense and may reduce net productivity of plants. The degree to which we will need to reduce emissions and the timing of when such emissions controls may be required is uncertain. Additionally, our ability to access capital markets and the availability of materials, equipment and contractors may affect the timing and ultimate amount of such capital investments.

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

Environmental Law Update

In May 2010, the EPA finalized new regulations, known as the tailoring rule, under which it intends to begin regulating greenhouse gas (GHG) emissions from certain stationary sources in January 2011. The regulations will be implemented pursuant to two Federal Clean Air Act programs: the Title V Operating Permit program and the program requiring a permit if undergoing construction or major modifications, which is referred to as the Prevention of Significant Deterioration program (PSD). Obligations relating to Title V permits will include recordkeeping and monitoring requirements. With respect to PSD permits, projects that cause a significant increase in GHG emissions will be required to implement best available control technology (BACT). The EPA has yet to issue regulations defining BACT. There have already been introduced significant legal challenges to this new regulation. As a result of this and other uncertainties, we cannot predict the impact of the tailoring rule on our consolidated financial results, but it could be material.

In July 2010, the EPA proposed the Clean Air Transport Rule (CATR), which would require 31 states, including Kansas, and the District of Columbia to reduce emissions of sulfur dioxide and nitrogen oxide (NOx) from power plants. Such emissions would be required to be reduced in two phases beginning in 2012, with further reductions projected to be required in 2014. The EPA expects the CATR to be finalized in the spring of 2011. There are a number of uncertainties relating to this proposed rule, including whether it will be finalized and how the states will implement the requirements. As a result, we cannot determine the impact this rule will have on our consolidated financial results, but it could be material.

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

8. LEGAL PROCEEDINGS

In late 2002, one of our executive officers resigned and another was placed on administrative leave from their positions. Our board of directors determined that their employment was terminated for cause. In June 2003, we filed a demand for arbitration with the American Arbitration Association asserting claims against them arising out of their previous employment and seeking to avoid payment of compensation not yet paid to them under various plans and agreements. They filed counterclaims against us alleging substantial damages related to the termination of their employment. As of September 30, 2010, we had accrued liabilities of $79.8 million for compensation not yet paid to them and $6.9 million for legal fees and expenses they have incurred. As of December 31, 2009, we had accrued liabilities of $77.6 million for compensation not yet paid to them and $6.8 million for legal fees and expenses they have incurred. The arbitration was stayed in August 2004 pending final resolution of criminal charges filed by the United States Attorney’s Office against them in U.S. District Court in the District of Kansas. In August 2010, these criminal charges were dismissed and subsequently the stay of the arbitration was lifted. We intend to vigorously defend against the counterclaims they filed in the arbitration. The arbitration proceedings are confidential pursuant to the terms of the employment agreements with the officers. We are unable to predict the timing and ultimate impact of this matter on our consolidated financial statements.

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

The following table summarizes the net periodic costs for our pension and post-retirement benefit plans prior to the effects of capitalization.

	Pension Benefits		Post-retirement Benefits
Three Months Ended September 30,	2010	2009	2010	2009
	(In Thousands)
Components of Net Periodic Cost:
Service cost	$3,481	$3,790	$381	$343
Interest cost	9,848	9,503	1,771	1,206
Expected return on plan assets	(9,596)	(9,518)	(1,299)	(1,174)
Amortization of unrecognized:
Transition obligation, net	—	—	978	968
Prior service costs	682	669	539	390
Actuarial loss (gain), net	4,296	3,567	80	(667)

Net periodic cost before regulatory adjustment	8,711	8,011	2,450	1,066
Regulatory adjustment	(3,119)	(6,891)	444	1,710

Net periodic cost	$5,592	$1,120	$2,894	$2,776

	Pension Benefits		Post-retirement Benefits
Nine Months Ended September 30,	2010	2009	2010	2009
	(In Thousands)
Components of Net Periodic Cost:
Service cost	$10,444	$9,662	$1,144	$1,147
Interest cost	29,544	28,621	5,312	5,188
Expected return on plan assets	(28,788)	(28,369)	(3,898)	(3,567)
Amortization of unrecognized:
Transition obligation, net	—	—	2,934	2,934
Prior service costs	2,047	2,001	1,616	1,185
Actuarial loss (gain), net	12,887	10,697	241	(29)

Net periodic cost before regulatory adjustment	26,134	22,612	7,349	6,858
Regulatory adjustment	(9,357)	(6,891)	1,331	1,710

Net periodic cost	$16,777	$15,721	$8,680	$8,568

During the nine months ended September 30, 2010 and 2009, we contributed $22.4 million and $37.3 million, respectively, to the Westar Energy pension trust.

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

	Pension Benefits		Post-retirement Benefits
Three Months Ended September 30,	2010	2009	2010	2009
	(In Thousands)
Components of Net Periodic Cost:
Service cost	$1,036	$976	$45	$40
Interest cost	1,735	1,669	130	139
Expected return on plan assets	(1,363)	(1,365)	—	—
Amortization of unrecognized:
Transition obligation, net	14	15	14	14
Prior service costs	7	10	—	—
Actuarial loss, net	659	710	69	75

Net periodic cost before regulatory adjustment	2,088	2,015	258	268
Regulatory adjustment	(394)	(709)	—	—

Net periodic cost	$1,694	$1,306	$258	$268

	Pension Benefits		Post-retirement Benefits
Nine Months Ended September 30,	2010	2009	2010	2009
	(In Thousands)
Components of Net Periodic Cost:
Service cost	$3,108	$2,733	$134	$141
Interest cost	5,206	4,801	390	404
Expected return on plan assets	(4,090)	(3,732)	—	—
Amortization of unrecognized:
Transition obligation, net	42	43	43	43
Prior service costs	22	32	—	—
Actuarial loss, net	1,976	1,903	207	193

Net periodic cost before regulatory adjustment	6,264	5,780	774	781
Regulatory adjustment	(1,182)	(709)	—	—

Net periodic cost	$5,082	$5,071	$774	$781

During the nine months ended September 30, 2010 and 2009, we funded $5.1 million and $7.3 million, respectively, of Wolf Creek’s pension plan contribution.

11. COMMON STOCK ISSUANCE

During the nine months ended September 30, 2010, Westar Energy sold 1.2 million shares of common stock for $25.0 million through a 2007 Sales Agency Financing Agreement with a broker dealer subsidiary of a bank. Westar Energy used the proceeds from the issuance of common stock to repay borrowings under its revolving credit facility, with such borrowed amounts principally related to investments in capital equipment, as well as for working capital and general corporate purposes.

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

In addition, under the terms of the Sales Agency Financing Agreement and forward sale agreement, Westar Energy may from time to time enter into one or more forward sale transactions with the bank, as forward purchaser, with the bank borrowing shares of Westar Energy’s common stock from third parties and selling them through the broker dealer. The use of a forward sale agreement allows Westar Energy the means to minimize equity market uncertainty by pricing a common stock offering under then existing market conditions while postponing the issuance of common stock until funds are needed. Through this approach, Westar Energy is able to better match the timing of its financing needs with its capital investment and regulatory plans. The forward sale transactions are entered into at market prices; therefore, the forward sale agreement has no initial fair value. Westar Energy will not receive any proceeds from the sale of common stock under the forward sale agreement until the transactions are settled, which must occur within a year of the date each transaction is entered. Upon settlement, Westar Energy will record the forward sale agreement within equity. Except in specified circumstances or events that would require physical share settlement, Westar Energy is able to elect to settle any forward sale transactions by means of a physical share, cash or net share settlement, and is also able to elect to settle the forward sale transactions in whole, or in part, earlier than the stated maturity dates. Currently, Westar Energy anticipates settling the forward sale transactions through physical share settlement and expects to use the proceeds to repay borrowings under its revolving credit facility, with such borrowed amounts principally related to investments in capital equipment, as well as for working capital and general corporate purposes. While the shares are initially priced by the bank at a fixed price, because of the fixed contractual terms, Westar Energy’s net proceeds from the forward sale transactions, assuming physical share settlement, will vary depending on the time of settlement.

As of September 30, 2010, Westar Energy had entered into forward sale transactions with respect to an aggregate of approximately 5.4 million shares of common stock. Assuming physical share settlement of these transactions at September 30, 2010, Westar Energy would have received aggregate proceeds of approximately $120.9 million based on an average forward price of $22.39 per share.

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

Financial Statement Impact

As of September 30, 2010, we had recorded the following assets and liabilities on our consolidated balance sheet as a result of consolidating the VIEs described above.

As of September 30, 2010	Dollar Amount
(In Thousands)
Assets:
Property, plant and equipment of variable interest entities, net	$347,917
Regulatory assets (a)	3,719

Liabilities:
Current maturities of long-term debt of variable interest entities	$30,090
Accrued interest (b)	733
Long-term debt of variable interest entities, net	279,554

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

Total Operating Leases	September 30, 2010	December 31, 2009
	(In Thousands)
2010	$4,153	$49,181
2011	12,964	48,450
2012	14,189	50,453
2013	11,936	46,698
2014	9,986	43,195
Thereafter	29,882	249,592

Total future commitments	$83,110	$487,569

Capital Leases

We identify capital leases based on defined criteria. For both vehicles and computer equipment, new leases are signed each month based on the terms of master lease agreements. The lease term for vehicles is from two to 14 years depending on the type of vehicle. Computer equipment has a lease term of two to four years.

Assets recorded under capital leases are listed below.

	September 30, 2010	December 31, 2009
	(In Thousands)
Vehicles	$16,257	$18,991
Computer equipment and software	4,961	4,640
Jeffrey Energy Center 8% interest	—	118,623
Accumulated amortization	(11,083)	(21,736)

Total capital leases	$10,135	$120,518

Capital lease payments are treated as operating leases for rate making purposes. Minimum annual rental payments, excluding administrative costs such as property taxes, insurance and maintenance, under capital leases are listed below.

Total Capital Leases	September 30, 2010	December 31, 2009
	(In Thousands)
2010	$2,548	$17,685
2011	2,009	14,776
2012	1,747	11,540
2013	1,914	7,256
2014	974	7,037
Thereafter	1,741	111,547

	10,933	169,841
Amounts representing imputed interest	(798)	(51,606)

Present value of net minimum lease payments under capital leases	10,135	118,235
Less current portion	1,889	8,935

Total long-term obligation under capital leases	$8,246	$109,300

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In Management’s Discussion and Analysis, we discuss our general financial condition, significant changes that occurred during 2010 and our operating results for the three and nine months ended September 30, 2010 and 2009. As you read Management’s Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

SUMMARY OF SIGNIFICANT ITEMS

Earnings Per Share

We reported basic EPS of $1.02 for the three months ended September 30, 2010, compared to basic EPS of $0.73 for the same period of 2009. For the nine months ended September 30, 2010 and 2009, we reported basic EPS of $1.77 and $1.48, respectively. Basic EPS for the nine months ended September 30, 2009, however, included $0.30 of earnings attributable to discontinued operations.

Weather

After experiencing extremely cool weather during the third quarter of 2009, we experienced warmer than normal weather in our service territory during the three months ended September 30, 2010. As measured by cooling degree days, the weather during this period was 63% warmer than the same period last year and 20% warmer than the 20-year average. During the nine months ended September 30, 2010, the weather was 45% warmer than the same period last year and 26% warmer than the 20-year average. The warmer weather was the key contributor to the increase in retail electricity sales for both the three and nine months ended September 30, 2010.

Increase in Income from Continuing Operations

Income from continuing operations for the three and nine months ended September 30, 2010, increased $34.7 million and $71.4 million, respectively, compared to the same periods last year due primarily to higher retail revenues. The increase in retail revenues was due principally to higher electricity sales that were the result primarily of warmer weather as discussed above.

Current Trends

From time to time we update current trends discussed in our 2009 Form 10-K. The following is to be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K.

Increasing Operating Expenses

We anticipate our operating expenses will increase in future periods due to higher costs to comply with increased regulation from various federal and state agencies and higher costs to maintain our aging generating facilities.

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

From December 31, 2009, through September 30, 2010, we have not experienced any significant changes in our critical accounting estimates. For additional information, see our 2009 Form 10-K.

OPERATING RESULTS

We evaluate operating results based on EPS. We have various classifications of revenues, defined as follows:

Retail: Sales of electricity to residential, commercial and industrial customers. Classification of customers as residential, commercial or industrial requires judgment and our classifications may be different from other companies. Assignment of tariffs is not dependent upon classification.

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

Electric utility revenues are impacted by things such as rate regulation, fuel costs, customer conservation efforts, the economy and competitive forces. Changing weather also affects the amount of electricity our customers use, as electricity sales are seasonal. As a summer peaking utility, the third quarter typically accounts for our greatest electricity sales. Hot summer temperatures and cold winter temperatures prompt more demand, especially among our residential customers. Mild weather reduces customer demand. Our wholesale revenues are impacted by, among other factors, demand, cost and availability of fuel and purchased power, price volatility, available generation capacity, transmission availability and weather.

Three and Nine Months Ended September 30, 2010, Compared to Three and Nine Months Ended September 30, 2009

Below we discuss our operating results for the three and nine months ended September 30, 2010, compared to the results for the three and nine months ended September 30, 2009. Significant changes in results of operations shown in the table immediately below are further explained in the descriptions that follow.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
	(Dollars In Thousands, Except Per Share Amounts)				(Dollars In Thousands, Except Per Share Amounts)
REVENUES:
Residential	$235,383	$179,012	$56,371	31.5	$530,220	$447,970	$82,250	18.4
Commercial	179,884	156,509	23,375	14.9	443,892	410,031	33,861	8.3
Industrial	90,462	81,936	8,526	10.4	242,612	223,422	19,190	8.6
Other retail	(3,404)	(58)	(3,346)	(b )	(10,463)	(18,322)	7,859	42.9

Total Retail Revenues	502,325	417,399	84,926	20.3	1,206,261	1,063,101	143,160	13.5
Wholesale	94,117	70,383	23,734	33.7	255,865	221,779	34,086	15.4
Transmission (a)	35,554	32,833	2,721	8.3	108,497	100,902	7,595	7.5
Other	12,441	7,919	4,522	57.1	28,825	32,331	(3,506)	(10.8)

Total Revenues	644,437	528,534	115,903	21.9	1,599,448	1,418,113	181,335	12.8

OPERATING EXPENSES:
Fuel and purchased power	187,877	141,470	46,407	32.8	458,793	402,622	56,171	14.0
Operating and maintenance	126,602	130,295	(3,693)	(2.8)	369,584	392,272	(22,688)	(5.8)
Depreciation and amortization	67,918	64,516	3,402	5.3	201,955	186,544	15,411	8.3
Selling, general and administrative	50,418	41,920	8,498	20.3	144,499	143,540	959	0.7

Total Operating Expenses	432,815	378,201	54,614	14.4	1,174,831	1,124,978	49,853	4.4

INCOME FROM OPERATIONS	211,622	150,333	61,289	40.8	424,617	293,135	131,482	44.9

OTHER INCOME (EXPENSE):
Investment earnings	3,248	3,986	(738)	(18.5)	4,350	8,516	(4,166)	(48.9)
Other income	1,897	1,217	680	55.9	3,792	5,627	(1,835)	(32.6)
Other expense	(5,146)	(4,539)	(607)	(13.4)	(12,043)	(11,441)	(602)	(5.3)

Total Other (Expense) Income	(1)	664	(665)	(100.2)	(3,901)	2,702	(6,603)	(244.4)

Interest expense	43,956	41,599	2,357	5.7	131,862	116,769	15,093	12.9

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	167,665	109,398	58,267	53.3	288,854	179,068	109,786	61.3
Income tax expense	51,802	28,256	23,546	83.3	86,780	48,354	38,426	79.5

INCOME FROM CONTINUING OPERATIONS	115,863	81,142	34,721	42.8	202,074	130,714	71,360	54.6
Results of discontinued operations, net of tax	—	—	—	—	—	32,978	(32,978)	(100.0)

NET INCOME	115,863	81,142	34,721	42.8	202,074	163,692	38,382	23.4
Less: Net income attributable to noncontrolling interests	1,119	—	1,119	(b )	3,338	—	3,338	(b )

NET INCOME ATTRIBUTABLE TO WESTAR ENERGY	114,744	81,142	33,602	41.4	198,736	163,692	35,044	21.4
Preferred dividends	242	242	—	—	727	727	—	—

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$114,502	$80,900	$33,602	41.5	$198,009	$162,965	$35,044	21.5

BASIC EARNINGS PER SHARE:
Earnings available from continuing operations	$1.02	$0.73	$0.29	39.7	$1.77	$1.18	$0.59	50.0
Discontinued operations, net of tax	—	—	—	—	—	0.30	(0.30)	(100.0)

Earnings per common share	$1.02	$0.73	$0.29	39.7	$1.77	$1.48	$0.29	19.6

(a)	Transmission: Reflects revenue derived from an SPP network transmission tariff. For the three months ended September 30, 2010, our SPP network transmission costs were $30.7 million. This amount, plus an additional $0.3 million, was returned to us as revenue. For the three months ended September 30, 2009, our SPP network transmission costs were $25.8 million with an administration cost of $2.9 million retained by the SPP. For the nine months ended September 30, 2010, our SPP network transmission costs were $86.7 million. This amount, less $7.4 million retained by the SPP as administration cost, was returned to us as revenue. For the nine months ended September 30, 2009, our SPP network transmission costs were $79.3 million with an administration cost of $10.5 million retained by the SPP.
(b)	Change greater than 1000%.

Gross Margin

Fuel and purchased power costs fluctuate with electricity sales and unit costs. As permitted by regulators, we adjust our retail prices to reflect changes in the costs of fuel and purchased power needed to serve customers. Fuel and purchased power costs for wholesale customers are recovered at prevailing market prices or based on a predetermined formula with a price adjustment approved by FERC. As a result, changes in fuel and purchased power costs are offset in revenues with a minimal impact on net income. For this reason, we believe gross margin, although a non-GAAP measurement, is useful for understanding and analyzing changes in our operating performance from one period to the next. We calculate gross margin as total revenues less the sum of fuel and purchased power costs and SPP network transmission costs. Transmission costs reflect the costs of providing network transmission service. Accordingly, in calculating gross margin, we recognize the net value of this transmission activity as shown in the table immediately following. However, we record transmission costs as operating and maintenance expense on our consolidated statements of income. The following table summarizes our gross margin for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2010	2009	Change	% Change		2010	2009	Change	% Change
	(Dollars In Thousands, Except Per Share Amounts)					(Dollars In Thousands, Except Per Share Amounts)
REVENUES:
Residential	$235,383	$179,012	$56,371	31.5		$530,220	$447,970	$82,250	18.4
Commercial	179,884	156,509	23,375	14.9		443,892	410,031	33,861	8.3
Industrial	90,462	81,936	8,526	10.4		242,612	223,422	19,190	8.6
Other retail	(3,404)	(58)	(3,346)	(b	)	(10,463)	(18,322)	7,859	42.9

Total Retail Revenues	502,325	417,399	84,926	20.3		1,206,261	1,063,101	143,160	13.5
Wholesale	94,117	70,383	23,734	33.7		255,865	221,779	34,086	15.4
Transmission	35,554	32,833	2,721	8.3		108,497	100,902	7,595	7.5
Other	12,441	7,919	4,522	57.1		28,825	32,331	(3,506)	(10.8)

Total Revenues	644,437	528,534	115,903	21.9		1,599,448	1,418,113	181,335	12.8
Less: Fuel and purchased power expense	187,877	141,470	46,407	32.8		458,793	402,622	56,171	14.0
SPP network transmission costs	30,682	25,791	4,891	19.0		86,746	79,311	7,435	9.4

Gross Margin	$425,878	$361,273	$64,605	17.9		$1,053,909	$936,180	$117,729	12.6

The following table reflects changes in electricity sales for the three and nine months ended September 30, 2010 and 2009. No electricity sales are shown for transmission or other as they are unrelated to the amount of electricity we sell.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
	(Thousands of MWh)				(Thousands of MWh)
ELECTRICITY SALES:
Residential	2,351	1,869	482	25.8	5,563	4,944	619	12.5
Commercial	2,218	2,007	211	10.5	5,793	5,522	271	4.9
Industrial	1,483	1,402	81	5.8	4,166	3,921	245	6.2
Other retail	23	22	1	4.5	65	66	(1)	(1.5)

Total retail	6,075	5,300	775	14.6	15,587	14,453	1,134	7.8
Wholesale	2,304	2,011	293	14.6	6,804	6,578	226	3.4

Total	8,379	7,311	1,068	14.6	22,391	21,031	1,360	6.5

Gross margin increased for the three and nine months ended September 30, 2010, compared to the same periods last year due principally to increases in total retail revenues that were the result primarily of higher electricity sales. Retail electricity sales increased due primarily to the effects of warmer weather as discussed above, which particularly impacted residential electricity sales, and improved economic conditions. While weather also affects commercial and industrial customers, those electricity sales are not as sensitive to weather as residential electricity sales. Some of our commercial and industrial customers continue to experience increased orders and production, although not to levels experienced prior to the economic downturn. Partially offsetting the increase in total retail revenues for the nine months ended September 30, 2010, was a decrease in other revenues due principally to our having settled forward contracts for the sale of electricity on favorable terms during the nine months ended September 30, 2009. We did not record similar settlements during the same period this year.

Income from operations is the most directly comparable measure to gross margin that is calculated and presented in accordance with GAAP in our consolidated statements of income. Our presentation of gross margin should not be considered in isolation or as a substitute for income from operations. Additionally, our presentation of gross margin may not be comparable to similarly titled measures reported by other companies. The following table reconciles income from operations with gross margin for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
	(Dollars In Thousands)				(Dollars In Thousands)
Gross margin	$425,878	$361,273	$64,605	17.9	$1,053,909	$936,180	$117,729	12.6
Add: SPP network transmission costs	30,682	25,791	4,891	19.0	86,746	79,311	7,435	9.4
Less: Operating and maintenance expense	126,602	130,295	(3,693)	(2.8)	369,584	392,272	(22,688)	(5.8)
Depreciation and amortization expense	67,918	64,516	3,402	5.3	201,955	186,544	15,411	8.3
Selling, general and administrative expense	50,418	41,920	8,498	20.3	144,499	143,540	959	0.7

Income from operations	$211,622	$150,333	$61,289	40.8	$424,617	$293,135	$131,482	44.9

Operating Expenses and Other Income and Expense Items

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
	(Dollars In Thousands)
Operating and maintenance expense	$126,602	$130,295	$(3,693)	(2.8)	$369,584	$392,272	$(22,688)	(5.8)

Operating and maintenance expense decreased for the three and nine months ended September 30, 2010, compared to the same periods last year due primarily to reductions of $5.1 million and $15.3 million, respectively, as a result of the consolidation of the VIEs discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, “Variable Interest Entities.” For the nine months ended September 30, 2010, a $5.0 million reduction in our maximum liability for environmental remediation costs associated with assets we divested many years ago also contributed to the decrease. Partially offsetting the aforementioned decreases for the three and nine months ended September 30, 2010, were higher SPP network transmission costs of $4.9 million and $7.4 million, respectively, which were offset partially by higher transmission revenues of $2.7 million and $7.6 million, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
	(Dollars In Thousands)
Depreciation and amortization expense	$67,918	$64,516	$3,402	5.3	$201,955	$186,544	$15,411	8.3

Depreciation and amortization expense increased for the three months ended September 30, 2010, compared to the same period last year due primarily to depreciation expense associated with a higher plant balance. For the nine months ended September 30, 2010, depreciation and amortization expense increased primarily to reflect the addition of wind generation facilities, new generating plant, air quality controls at our power plants and other general plant additions. In addition, during the three and nine months ended September 30, 2010, we recorded additional depreciation expense of $1.6 million and $4.6 million, respectively, as a result of the consolidation of the VIEs discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, “Variable Interest Entities.”

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
	(Dollars In Thousands)
Selling, general and administrative expense	$50,418	$41,920	$8,498	20.3	$144,499	$143,540	$959	0.7

Selling, general and administrative expense increased for the three months ended September 30, 2010, compared to the same period last year due principally to higher pension and other employee benefits costs of $8.0 million. The higher pension costs were attributable primarily to our having recorded a lower credit to expense in accordance with a September 2009 KCC order allowing us to establish a regulatory asset or liability for the cumulative difference between pension and post-retirement benefits expense and the amount of such expense recognized in setting our prices. During the three months ended September 30, 2010 and 2009, we recorded credits to expense of $2.0 million and $5.1 million, respectively. The 2009 credit reflected the cumulative difference for the entire nine month period due to the timing of the KCC order.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
	(Dollars In Thousands)
Investment earnings	$3,248	$3,986	$(738)	(18.5)	$4,350	$8,516	$(4,166)	(48.9)

Investment earnings decreased for the three and nine months ended September 30, 2010, compared to the same periods last year due principally to our having recorded lower gains on investments held in a trust to fund retirement benefits. During the three and nine months ended September 30, 2010, we recorded gains on these investments of $3.2 million and $2.2 million, respectively. We recorded gains on these investments of $4.0 million and $6.9 million, respectively, during the same periods of 2009.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
	(Dollars In Thousands)
Other income	$1,897	$1,217	$680	55.9	$3,792	$5,627	$(1,835)	(32.6)

Other income decreased for the nine months ended September 30, 2010, compared to the same period last year due principally to a $2.1 million decrease in equity AFUDC. The decrease in equity AFUDC reflects reduced construction activity due to the completion of large construction projects.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
	(Dollars In Thousands)
Interest expense	$43,956	$41,599	$2,357	5.7	$131,862	$116,769	$15,093	12.9

Interest expense increased for the three and nine months ended September 30, 2010, compared to the same periods last year due primarily to our having recorded additional interest expense of $3.1 million and $9.7 million, respectively, as a result of the consolidation of the VIEs discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, “Variable Interest Entities.” Contributing to the increase for the nine months ended September 30, 2010, was interest on additional debt issued in 2009 to fund capital investments and our having recorded $1.0 million less for capitalized interest as a result of completing large construction projects.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
	(Dollars In Thousands)
Income tax expense	$51,802	$28,256	$23,546	83.3	$86,780	$48,354	$38,426	79.5

Income tax expense increased for the three and nine months ended September 30, 2010, compared to the same periods last year due principally to higher income from continuing operations before income taxes.

FINANCIAL CONDITION

Below we discuss significant balance sheet changes as of September 30, 2010, compared to December 31, 2009.

As a result of the consolidation of the VIEs discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, “Variable Interest Entities,” we recorded property, plant and equipment of variable interest entities, net, of $347.9 million, current maturities of long-term debt of variable interest entities of $30.1 million and long-term debt of variable interest entities, net, of $279.6 million.

Tax receivable decreased $45.2 million due principally to the receipt of $34.9 million from the IRS related to the settlement of tax years 1999 and 2004 through 2007. In addition, we received $11.8 million from the Kansas Department of Revenue in connection with our 2006 and 2007 tax years.

The fair market value of net energy marketing contracts increased $10.4 million to $14.9 million at September 30, 2010. This was due primarily to the fair value measurement of a fuel supply contract having increased by $9.5 million. Increasing the fair value measurement of this fuel supply contract was the settlement of a $5.9 million net loss position during the period. The portion of this fuel supply contract that was outstanding the entire period increased $3.6 million due to increases in the market price of coal. Changes in the fair value measurements of our fuel supply contracts have an inverse change in net regulatory assets.

Regulatory assets, net of regulatory liabilities, decreased $86.9 million to $628.1 million at September 30, 2010, from $715.0 million at December 31, 2009. Total regulatory assets decreased $59.3 million due primarily to the $16.9 million amortization of deferred storm costs, $13.3 million decrease in previously deferred fuel expense and $11.6 million decrease in deferred employee benefit costs. Regulatory liabilities increased $27.6 million due primarily to an $18.5 million increase in removal costs for amounts included in our prices, but not yet spent to remove retired assets, and a $12.7 million increase resulting from the consolidation of VIEs. Increases in regulatory liabilities were offset partially by a $14.7 million decrease in our refund obligation related to the RECA.

Short-term debt was $79.7 million lower than at December 31, 2009, due principally to increased cash receipts from customers, the above mentioned tax refund and lower capital spending.

Deferred income taxes increased $47.9 million from December 31, 2009, to September 30, 2010, due primarily to the use of accelerated depreciation methods, including $33.5 million resulting from the extension of the bonus depreciation tax provisions permitted by the Small Business Jobs Act of 2010.

Unamortized investment tax credits increased $26.2 million due principally to incentives we earned related to investments in plant within the state of Kansas.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Available sources of funds to operate our business include internally generated cash, Westar Energy’s revolving credit facility and access to capital markets. We believe we will have sufficient cash to meet our day-to-day requirements including, among other items, funding our operations, making interest payments and paying dividends. Uncertainties affecting our ability to meet cash requirements include, among others, factors affecting revenues described in “– Operating Results” above, economic conditions, regulatory actions, compliance with environmental regulations and conditions in the banking and capital markets.

Capital Resources

As of October 20, 2010, Westar Energy had a $730.0 million revolving credit facility under which $140.0 million had been borrowed and an additional $20.7 million of letters of credit had been issued.

On January 27, 2010, FERC approved our request for authority to issue short-term securities in an aggregate amount up to $1.0 billion including, without limitation, by increasing the size of our revolving credit facility. We have not yet exercised the increase in our authority.

Common Stock Issuance

During the nine months ended September 30, 2010, Westar Energy sold 1.2 million shares of common stock for $25.0 million through a 2007 Sales Agency Financing Agreement with a broker dealer subsidiary of a bank. Westar Energy used the proceeds from the issuance of common stock to repay borrowings under its revolving credit facility, with such borrowed amounts principally related to investments in capital equipment, as well as for working capital and general corporate purposes.

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

In addition, under the terms of the Sales Agency Financing Agreement and forward sale agreement, Westar Energy may from time to time enter into one or more forward sale transactions with the bank, as forward purchaser, with the bank borrowing shares of Westar Energy’s common stock from third parties and selling them through the broker dealer. The use of a forward sale agreement allows Westar Energy the means to minimize equity market uncertainty by pricing a common stock offering under then existing market conditions while postponing the issuance of common stock until funds are needed. Through this approach, Westar Energy is able to better match the timing of its financing needs with its capital investment and regulatory plans. The forward sale transactions are entered into at market prices; therefore, the forward sale agreement has no initial fair value. Westar Energy will not receive any proceeds from the sale of common stock under the forward sale agreement until the transactions are settled, which must occur within a year of the date each transaction is entered. Upon settlement, Westar Energy will record the forward sale agreement within equity. Except in specified circumstances or events that would require physical share settlement, Westar Energy is able to elect to settle any forward sale transactions by means of a physical share, cash or net share settlement, and is also able to elect to settle the forward sale transactions in whole, or in part, earlier than the stated maturity dates. Currently, Westar Energy anticipates settling the forward sale transactions through physical share settlement and expects to use the proceeds to repay borrowings under its revolving credit facility, with such borrowed amounts principally related to investments in capital equipment, as well as for working capital and general corporate purposes. While the shares are initially priced by the bank at a fixed price, because of the fixed contractual terms, Westar Energy’s net proceeds from the forward sale transactions, assuming physical share settlement, will vary depending on the time of settlement.

As of September 30, 2010, Westar Energy had entered into forward sale transactions with respect to an aggregate of approximately 5.4 million shares of common stock. Assuming physical share settlement of these transactions at September 30, 2010, Westar Energy would have received aggregate proceeds of approximately $120.9 million based on an average forward price of $22.39 per share.

On October 14, 2010, Westar Energy delivered approximately 0.5 million shares of common stock and received proceeds of $10.4 million as partial settlement of the forward sale transactions discussed above.

Cash Flows from Operating Activities

Operating activities provided $500.4 million of cash in the nine months ended September 30, 2010, compared with cash provided of $408.0 million during the same period of 2009. This increase was due primarily to our having received $191.3 million more in customer receipts and our having received $28.9 million more in net tax refunds. Also contributing to the increase was a change in the classification of cash flows as a result of our having consolidated our interest in La Cygne unit 2 as a VIE as discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, “Variable Interest Entities,” which resulted in a $17.0 million increase, and our having contributed $15.1 million less to the Westar Energy pension trust, Westar Energy post-retirement benefit plan and Wolf Creek pension trust. Partially offsetting these increases was our having paid $99.8 million more for fuel and purchased power and our having paid $61.9 million more for interest on corporate-owned life insurance (COLI) policies, which was the result of a policy change in the second quarter of 2009 under which we no longer pay interest on such policies in advance.

Cash Flows used in Investing Activities

Investing activities used $388.9 million of cash in the nine months ended September 30, 2010, compared to $477.7 million during the same period of 2009. We spent $369.7 million in the nine months ended September 30, 2010, and $460.8 million in the same period of 2009 on additions to property, plant and equipment.

Cash Flows (used in) from Financing Activities

Financing activities used $110.8 million of cash in the nine months ended September 30, 2010, compared to $50.5 million of cash provided from financing activities in the same period of 2009. In the nine months ended September 30, 2010, borrowings against the cash surrender value of COLI provided $72.3 million and proceeds from the issuance of common stock provided $28.3 million. We used cash to pay $96.4 million in dividends, repay $79.7 million of short-term debt and repay $28.9 million of long-term debt. In the nine months ended September 30, 2009, proceeds from long-term debt provided $297.5 million and we used cash to repay $146.5 million of long-term debt and to pay $91.9 million in dividends. The decrease in cash provided from financing activities was due primarily to a reduction in our financing needs as a result of our having completed large construction projects.

Debt Covenants

We remain in compliance with the debt covenants described in our 2009 Form 10-K.

Impact of Credit Ratings on Debt Financing

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

Factors that impact our credit ratings include a combination of objective and subjective criteria. Objective criteria include typical financial ratios, such as total debt to total capitalization and funds from operations to total debt, among others, future capital expenditures and our access to liquidity including committed lines of credit. Subjective criteria include such items as the quality and credibility of management, the political and regulatory environment we operate in and an assessment of our governance and risk management practices

On June 1, 2010, and May 19, 2010, respectively, Fitch and Moody’s revised their outlooks for Westar Energy and KGE credit ratings to positive from stable. Additionally, on April 27, 2010, S&P upgraded its credit ratings for Westar Energy’s and KGE’s first mortgage bonds/senior secured debt from BBB to BBB+. S&P also upgraded its credit rating for Westar Energy’s unsecured debt from BBB- to BBB and changed its outlook for the ratings from positive to stable.

As of October 20, 2010, our ratings with the agencies and the outlooks for these ratings are as shown in the table below.

	Westar Energy First Mortgage Bond Rating	KGE First Mortgage Bond Rating	Westar Energy Unsecured Debt	Rating Outlook
Moody’s	Baa1	Baa1	Baa3	Positive
S&P	BBB+	BBB+	BBB	Stable
Fitch	BBB+	BBB+	BBB	Positive

Certain of our derivative instruments contain collateral provisions subject to credit agency ratings of our senior unsecured debt. If our senior unsecured debt ratings were to decrease or fall below investment grade, the counterparties to the derivative instruments, pursuant to the provisions, could require collateralization on derivative instruments. The aggregate fair value of all derivative instruments with objective credit-risk-related contingent features that were in a liability position as of September 30, 2010, and December 31, 2009, was $1.7 million and $1.4 million, respectively, for which we had posted no collateral as of either date. If all credit-risk-related contingent features underlying these agreements had been triggered as of September 30, 2010, or December 31, 2009, we would have been required to provide to our counterparties $0.9 million and $0.1 million, respectively, of additional collateral after taking into consideration the offsetting impact of derivative assets and net accounts receivable.

Pension Contribution

During the nine months ended September 30, 2010, we contributed $22.4 million to the Westar Energy pension trust and funded $5.1 million of Wolf Creek’s pension plan contribution.

OFF-BALANCE SHEET ARRANGEMENTS

Other than the consolidation of VIEs discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, “Variable Interest Entities,” from December 31, 2009, through September 30, 2010, there have been no material changes in our off-balance sheet arrangements. For additional information, see our 2009 Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

From December 31, 2009, through September 30 2010, there have been no material changes outside the ordinary course of business in our contractual obligations and commercial commitments. For additional information, see our 2009 Form 10-K.

OTHER INFORMATION

Environmental Law Update

In May 2010, the EPA finalized new regulations, known as the tailoring rule, under which it intends to begin regulating GHG emissions from certain stationary sources in January 2011. The regulations will be implemented pursuant to two Federal Clean Air Act programs: the Title V Operating Permit program and the program requiring a permit if undergoing construction or major modifications, which is referred to as PSD. Obligations relating to Title V permits will include recordkeeping and monitoring requirements. With respect to PSD permits, projects that cause a significant increase in GHG emissions will be required to implement BACT. The EPA has yet to issue regulations defining BACT. There have already been introduced significant legal challenges to this new regulation. As a result of this and other uncertainties, we cannot predict the impact of the tailoring rule on our consolidated financial results, but it could be material.

In July 2010, the EPA proposed the CATR, which would require 31 states, including Kansas, and the District of Columbia to reduce emissions of sulfur dioxide and NOx from power plants. Such emissions would be required to be reduced in two phases beginning in 2012, with further reductions projected to be required in 2014. The EPA expects the CATR to be finalized in the spring of 2011. There are a number of uncertainties relating to this proposed rule, including whether it will be finalized and how the states will implement the requirements. As a result, we cannot determine the impact this rule will have on our consolidated financial results, but it could be material.

For additional information, see “Item 1. Business—Environmental Matters” in our 2009 Form 10-K.

Increases in Prices

KCC Proceedings

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

FERC Proceedings

On October 15, 2010, we posted our updated transmission formula rate which includes projected 2011 transmission capital expenditures and operating costs. This updated rate will be effective January 1, 2011, and is expected to increase our annual transmission revenues by $15.9 million.

Our transmission formula rate that includes projected 2010 transmission capital expenditures and operating costs became effective January 1, 2010, and is expected to increase our annual transmission revenues by $16.8 million. This updated rate provided the basis for our request with the KCC to adjust our retail prices to include updated transmission costs as noted above.

Fair Value of Energy Marketing and Fuel Contracts

The table below shows the fair value of energy marketing contracts outstanding as of September 30, 2010.

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding as of December 31, 2009 (a)	$4,441
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	5,516
Changes in fair value of contracts outstanding at the beginning and end of the period	4,255
Fair value of new contracts entered into during the period	664

Fair value of contracts outstanding as of September 30, 2010 (b)	$14,876

(a) Approximately $7.6 million and $6.0 million of the fair value of energy marketing contracts were recognized as a regulatory asset and regulatory liability, respectively.
(b) Approximately $0.4 million and $10.1 million of the fair value of energy marketing contracts were recognized as a regulatory asset and regulatory liability, respectively.

The sources of the fair values of the financial instruments related to these contracts and the maturity periods for the contracts as of September 30, 2010, are summarized in the following table.

	Fair Value of Contracts at End of Period
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity Over 5 Years
	(In Thousands)
Prices actively quoted (futures)	$(11)	$(11)	$—	$—	$—
Prices provided by other external sources (swaps and forwards)	15,412	4,748	7,714	2,950	—
Prices based on option pricing models (options and other) (a)	(525)	(95)	(290)	(140)	—

Total fair value of contracts outstanding	$14,876	$4,642	$7,424	$2,810	$—

(a)	Options are priced using a series of techniques such as the Black option pricing model.

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

We are exposed to market risk, including changes in commodity prices, debt and equity instrument values and interest rates. From December 31, 2009, to September 30, 2010, no significant changes occurred in our market risk exposure. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2009 Form 10-K for additional information.

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information on other legal proceedings is set forth in Notes 7 and 8 of the Notes to Condensed Consolidated Financial Statements, “Commitments and Contingencies – EPA Lawsuit – FERC Investigation” and “Legal Proceedings,” respectively, which are incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There were no material changes in our risk factors from December 31, 2009, through September 30, 2010. For additional information, see our 2009 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In addition to information previously included in one or more Current Reports on Form 8-K, during the three-month period ended September 30, 2010, Westar Energy entered into forward sale transactions pursuant to the forward sale agreement, dated April 2, 2010, between Westar Energy, Inc. and The Bank of New York Mellon (filed as Exhibit 10.1 to the Form 8-K filed on April 2, 2010) and the Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC and The Bank of New York Mellon (filed as Exhibit 1.3 to the Form S-3 filed on April 2, 2010) in respect to an aggregate of approximately 0.4 million shares of Westar Energy common stock.

In connection with the forward sale transactions, Westar did not receive any proceeds from the sale of borrowed shares of its common stock by BNY Mellon Capital Markets, LLC. Westar expects to receive proceeds from the sale of such shares, subject to certain adjustments, upon future physical settlement(s) of the forward sale transactions pursuant to the terms of the forward sale agreement. If Westar elects to cash settle or net share settle the forward sale transactions, it may not receive any proceeds (in the case of cash settlement) or shares of its common stock (in the case of net share settlement) pursuant to the terms of the forward sale agreement.

The forward sale transactions were entered into pursuant to the terms of the letter dated October 6, 2003, submitted by Robert W. Reeder and Leslie N. Silverman to Paula Dubberly of the staff of the Securities and Exchange Commission (Staff), to which the Staff responded in an interpretive letter dated October 9, 2003. As required by such letter, the shares of Westar common stock sold by BNY Mellon Capital markets, LLC to hedge the forward sale transactions were sold pursuant to an effective Westar registration statement (registration No. 333-165889), which was filed on April 2, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended September 30, 2010

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended September 30, 2010

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended September 30, 2010 (furnished and not to be considered filed as part of the Form 10-Q)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAR ENERGY, INC.

Date:	October 28, 2010	By:	/s/ Mark A. Ruelle
Mark A. Ruelle,
Executive Vice President and Chief Financial Officer