Form 10-Q
period 2011-03-31
WESTAR ENERGY INC /KS
filed 2011-05-05
CIK 54507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	113,690,101 shares
(Class)	(Outstanding at April 27, 2011)

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition
2010 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2010
AFUDC	Allowance for Funds Used During Construction
BACT	Best available control technology
ECRR	Environmental Cost Recovery Rider
EPA	Environmental Protection Agency
EPS	Earnings per share
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Investors Service
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
JEC	Jeffrey Energy Center
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
KGE	Kansas Gas and Electric Company
La Cygne	La Cygne Generating Station
MMBtu	Millions of British Thermal Units
Moody’s	Moody’s Investors Service
MWh	Megawatt hours
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trust
NOx	Nitrogen Oxide
NRC	Nuclear Regulatory Commission
ONEOK	ONEOK, Inc.
OTC	Over-the-counter
PSD	Prevention of Significant Deterioration program
RSUs	Restricted share units
S&P	Standard & Poor’s Ratings Group
SCR	Selective catalytic reduction
SO2	Sulfur dioxide
SPP	Southwest Power Pool
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

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

•	weather conditions and their effect on sales of electricity as well as on prices of energy commodities,

•	equipment damage from storms and extreme weather,

•	economic and capital market conditions, including the impact of inflation or deflation, changes in interest rates, the cost and availability of capital and the market for trading wholesale energy,

•	the impact of changes in market conditions on employee benefit liability calculations, as well as actual and assumed investment returns on invested plan assets,

•	the impact of changes in estimates regarding our Wolf Creek Generating Station (Wolf Creek) decommissioning obligation,

•	the ability of our counterparties to make payments as and when due and to perform as required,

•	the existence of or introduction of competition into markets in which we operate,

•	the impact of frequently changing laws and regulations relating to air emissions, water emissions, waste management and other environmental matters,

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

•

additional regulation due to Nuclear Regulatory Commission (NRC) oversight to ensure the safe operation of Wolf Creek, either related to Wolf Creek’s performance, or potentially relating to events or performance at a nuclear plant anywhere in the world,

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

•	reduced demand for coal-based energy because of potential climate impacts and development of alternate energy sources,

•	current and future litigation, regulatory investigations, proceedings or inquiries,

•	other circumstances affecting anticipated operations, electricity sales and costs, and

•

other factors discussed elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K), including in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other reports we file from time to time with the Securities and Exchange Commission.

These lists are not all-inclusive because it is not possible to predict all factors. This report should be read in its entirety and in conjunction with our 2010 Form 10-K. No one section of this report deals with all aspects of the subject matter and additional information on some matters that could impact our consolidated financial results may be included in our 2010 Form 10-K. The reader should not place undue reliance on any forward-looking statement, as forward-looking statements speak only as of the date such statements were made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WESTAR ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Par Values)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,343	$928
Accounts receivable, net of allowance for doubtful accounts of $7,260 and $5,729, respectively	204,434	227,700
Inventories and supplies, net	220,642	206,867
Energy marketing contracts	5,996	13,005
Taxes receivable	22,459	16,679
Deferred tax assets	20,135	30,248
Prepaid expenses	16,068	12,413
Regulatory assets	67,379	73,480
Other	15,442	20,289

Total Current Assets	575,898	601,609

PROPERTY, PLANT AND EQUIPMENT, NET	6,038,935	5,964,439

PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	342,157	345,037

OTHER ASSETS:
Regulatory assets	800,514	787,585
Nuclear decommissioning trust	133,102	126,990
Energy marketing contracts	9,064	9,472
Other	263,086	244,506

Total Other Assets	1,205,766	1,168,553

TOTAL ASSETS	$8,162,756	$8,079,638

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$61
Current maturities of long-term debt of variable interest entities	26,858	30,155
Short-term debt	305,340	226,700
Accounts payable	178,870	187,954
Accrued taxes	68,261	45,534
Energy marketing contracts	2,845	9,670
Accrued interest	95,050	77,771
Regulatory liabilities	29,539	28,284
Other	157,297	176,717

Total Current Liabilities	864,060	782,846

LONG-TERM LIABILITIES:
Long-term debt, net	2,490,878	2,490,871
Long-term debt of variable interest entities, net	272,866	278,162
Deferred income taxes	1,114,611	1,102,625
Unamortized investment tax credits	100,670	101,345
Regulatory liabilities	142,899	135,754
Deferred regulatory gain from sale-leaseback	96,167	97,541
Accrued employee benefits	454,885	483,769
Asset retirement obligations	127,777	125,999
Energy marketing contracts	—	10
Other	61,933	66,878

Total Long-Term Liabilities	4,862,686	4,882,954

COMMITMENTS AND CONTINGENCIES (See Notes 8 and 9)
TEMPORARY EQUITY	—	3,465

EQUITY:
Westar Energy Shareholders’ Equity:
Cumulative preferred stock, par value $100 per share; authorized 600,000 shares; issued and outstanding 214,363 shares	21,436	21,436
Common stock, par value $5 per share; authorized 150,000,000 shares; issued and outstanding 113,587,852 shares and 112,128,068 shares, respectively	567,939	560,640
Paid-in capital	1,422,842	1,398,580
Retained earnings	418,230	423,647

Total Westar Energy Shareholders’ Equity	2,430,447	2,404,303

Noncontrolling Interests	5,563	6,070

Total Equity	2,436,010	2,410,373

TOTAL LIABILITIES AND EQUITY	$8,162,756	$8,079,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
REVENUES	$481,720	$459,830

OPERATING EXPENSES:
Fuel and purchased power	134,184	133,800
Operating and maintenance	137,351	121,172
Depreciation and amortization	70,259	66,930
Selling, general and administrative	48,767	45,927

Total Operating Expenses	390,561	367,829

INCOME FROM OPERATIONS	91,159	92,001

OTHER INCOME (EXPENSE):
Investment earnings	1,968	1,757
Other income	2,249	854
Other expense	(5,368)	(4,494)

Total Other Expense	(1,151)	(1,883)

Interest expense	43,538	44,616

INCOME BEFORE INCOME TAXES	46,470	45,502
Income tax expense	13,513	13,820

NET INCOME	32,957	31,682
Less: Net income attributable to noncontrolling interests	1,373	1,002

NET INCOME ATTRIBUTABLE TO WESTAR ENERGY	31,584	30,680
Preferred dividends	242	242

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$31,342	$30,438

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY (See Note 2)	$0.27	$0.27
Average equivalent common shares outstanding	113,875,389	110,925,146
DIVIDENDS DECLARED PER COMMON SHARE	$0.32	$0.31

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$32,957	$31,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,259	66,930
Amortization of nuclear fuel	5,787	6,084
Amortization of deferred regulatory gain from sale-leaseback	(1,374)	(1,374)
Amortization of corporate-owned life insurance	6,308	5,840
Non-cash compensation	2,201	2,130
Net changes in energy marketing assets and liabilities	455	(181)
Accrued liability to certain former officers	647	504
Net deferred income taxes and credits	16,286	20,518
Stock-based compensation excess tax benefits	(629)	(277)
Allowance for equity funds used during construction	(1,752)	(455)
Changes in working capital items:
Accounts receivable	20,344	21,068
Inventories and supplies	(13,584)	(1,673)
Prepaid expenses and other	5,640	(3,260)
Accounts payable	(2,164)	10,001
Accrued taxes	17,123	11,382
Other current liabilities	(19,493)	(15,267)
Changes in other assets	(20,327)	7,758
Changes in other liabilities	(23,308)	(9,442)

Cash Flows from Operating Activities	95,376	151,968

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(155,945)	(103,272)
Purchase of securities within trust funds	(28,152)	(8,319)
Sale of securities within trust funds	27,582	7,628
Proceeds from investment in corporate-owned life insurance	512	448
Proceeds from federal grant	2,113	—
Investment in affiliated company	(381)	5
Other investing activities	2,198	690

Cash Flows used in Investing Activities	(152,073)	(102,820)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	78,640	(33,600)
Retirements of long-term debt	(191)	(646)
Retirements of long-term debt of variable interest entities	(8,386)	(7,954)
Repayment of capital leases	(444)	(610)
Borrowings against cash surrender value of corporate-owned life insurance	1,062	965
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(2,897)	(1,981)
Stock-based compensation excess tax benefits	629	277
Issuance of common stock, net	25,787	25,904
Distributions to shareholders of noncontrolling interests	(1,880)	(1,466)
Cash dividends paid	(33,208)	(31,054)

Cash Flows from (used in) Financing Activities	59,112	(50,165)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,415	(1,017)
CASH AND CASH EQUIVALENTS:
Beginning of period	928	3,860

End of period	$3,343	$2,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in Thousands)

(Unaudited)

	Westar Energy Shareholders
	Cumulative preferred stock	Common stock	Paid-in capital	Retained earnings	Noncontrolling interests	Total equity
Balance at December 31, 2009	$21,436	$545,360	$1,339,790	$360,199	$—	$2,266,785

Net income	—	—	—	30,680	1,002	31,682
Issuance of common stock, net	—	6,976	22,760	—	—	29,736
Preferred dividends	—	—	—	(242)	—	(242)
Dividends on common stock	—	—	—	(34,728)	—	(34,728)
Transfer to temporary equity	—	—	(6)	—	—	(6)
Amortization of restricted stock	—	—	1,653	—	—	1,653
Stock compensation and tax benefit	—	—	(1,667)	—	—	(1,667)
Consolidation of noncontrolling interests	—	—	—	—	3,435	3,435
Distributions to shareholders of noncontrolling interests	—	—	—	—	(1,466)	(1,466)

Balance at March 31, 2010	$21,436	$552,336	$1,362,530	$355,909	$2,971	$2,295,182

Balance at December 31, 2010	$21,436	$560,640	$1,398,580	$423,647	$6,070	$2,410,373

Net income	—	—	—	31,584	1,373	32,957
Issuance of common stock, net	—	7,299	26,056	—	—	33,355
Preferred dividends	—	—	—	(242)	—	(242)
Dividends on common stock	—	—	—	(36,759)	—	(36,759)
Transfer from temporary equity	—	—	3,465	—	—	3,465
Amortization of restricted stock	—	—	1,653	—	—	1,653
Stock compensation and tax benefit	—	—	(6,912)	—	—	(6,912)
Distributions to shareholders of noncontrolling interests	—	—	—	—	(1,880)	(1,880)

Balance at March 31, 2011	$21,436	$567,939	$1,422,842	$418,230	$5,563	$2,436,010

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

The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in our 2010 Form 10-K.

Use of Management’s Estimates

When we prepare our condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, valuation of commodity contracts, depreciation, unbilled revenue, valuation of investments, valuation of our energy marketing portfolio, forecasted fuel costs included in our retail energy cost adjustment billed to customers, income taxes, pension and other post-retirement benefits, our asset retirement obligations including the decommissioning of Wolf Creek, environmental issues, VIEs, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended March 31,
	2011	2010
	(Dollars in Thousands)
Borrowed funds	$1,500	$744
Equity funds	1,752	455

Total	$3,252	$1,199

Average AFUDC Rates	4.6%	2.3%

Earnings Per Share

We have participating securities related to unvested restricted share units (RSUs) with nonforfeitable rights to dividend equivalents that receive dividends as declared on an equal basis with common shares. Therefore, we apply the two-class method of computing basic and diluted earnings per share (EPS).

Under the two-class method, we reduce net income attributable to common stock by the amount of dividends declared in the current period. We allocate the remaining earnings to common stock and RSUs to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. We determine the total earnings allocated to each security by adding together the amount allocated for dividends and the amount allocated for a participation feature. To compute basic EPS, we divide the earnings allocated to common stock by the weighted average equivalent common shares outstanding. Diluted EPS includes the effect of potential issuances of common shares resulting from our forward sale agreements, RSUs that do not have nonforfeitable rights to dividend equivalents and stock options. We compute the dilutive effect of potential issuances of common shares using the treasury stock method.

The following table reconciles our basic and diluted EPS from net income.

	Three Months Ended March 31,
	2011	2010
	(Dollars In Thousands, Except Per Share Amounts)
Net income	$32,957	$31,682
Less: Net income attributable to noncontrolling interests	1,373	1,002

Net income attributable to Westar Energy	31,584	30,680
Less: Preferred dividends	242	242
Net income allocated to RSUs	147	126

Net income allocated to common stock	$31,195	$30,312

Weighted average equivalent common shares outstanding – basic	113,875,389	110,925,146
Effect of dilutive securities:
Restricted share units	186,312	27,427
Forward sale agreements	1,688,752	—
Employee stock options	—	207

Weighted average equivalent common shares outstanding – diluted (a)	115,750,453	110,952,780

Earnings per common share, basic and diluted	$0.27	$0.27

(a)	We did not have any antidilutive shares for the three months ended March 31, 2011 and 2010.

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2011	2010
	(In Thousands)
CASH PAID FOR (RECEIVED FROM):
Interest on financing activities, net of amount capitalized	$28,413	$29,065
Interest on financing activities of VIEs	9,024	9,891
Income taxes, net of refunds	753	2,013
NON-CASH INVESTING TRANSACTIONS:
Property, plant and equipment additions	55,448	23,332
Property, plant and equipment additions of VIEs	—	356,964
Jeffrey Energy Center (JEC) 8% leasehold interest	—	(108,706)
NON-CASH FINANCING TRANSACTIONS:
Issuance of common stock for reinvested dividends and compensation plans	5,146	3,536
Debt of VIEs	—	337,951
Capital lease for JEC 8% leasehold interest	—	(106,423)
Assets acquired through capital leases	208	—

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

We record cash and cash equivalents, short-term borrowings and variable-rate debt on our consolidated balance sheets at cost, which approximates fair value. We measure the fair value of fixed-rate debt based on quoted market prices for the same or similar issues or on the current rates offered for instruments of the same remaining maturities and redemption provisions. The recorded amount of accounts receivable and other current financial instruments approximates fair value.

All of our level 2 investments, whether in the nuclear decommissioning trust (NDT) or our trading securities portfolio, are held in investment funds that are measured using daily net asset values as reported by the fund managers. In addition, we maintain certain level 3 investments in private equity and real estate securities that require significant unobservable market information to measure the fair value of the investments. The fair value of private equity investments is measured by utilizing both market- and income-based models, public company comparables, at cost or at the value derived from subsequent financings. Adjustments are made when actual performance differs from expected performance; when market, economic or company-specific conditions change; and when other news or events have a material impact on the security. To measure the fair value of real estate securities we use a combination of market- and income-based models utilizing market discount rates, projected cash flows and the estimated value into perpetuity.

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

We measure fair value based on information available as of the measurement date. The following table provides the carrying values and measured fair values of our financial instruments as of March 31, 2011, and December 31, 2010.

	As of March 31, 2011		As of December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
Fixed-rate debt	$2,373,243	$2,552,207	$2,373,373	$2,570,648
Fixed-rate debt of VIEs	297,511	308,501	308,317	341,328

Recurring Fair Value Measurements

The following table provides the amounts and their corresponding level of hierarchy for our assets and liabilities that are measured at fair value.

	Level 1	Level 2	Level 3	Total
	(In Thousands)
As of March 31, 2011
Assets:
Energy Marketing Contracts	$—	$1,849	$13,211	$15,060
Nuclear Decommissioning Trust:
Domestic equity	—	54,063	3,058	57,121
International equity	—	27,355	—	27,355
Core bonds	—	22,240	—	22,240
High-yield bonds	—	9,573	—	9,573
Emerging market bonds	—	5,755	—	5,755
Combination debt/equity fund	—	7,952	—	7,952
Real estate securities	—	—	3,049	3,049
Cash equivalents	57	—	—	57

Total Nuclear Decommissioning Trust	57	126,938	6,107	133,102

Trading Securities:
Domestic equity	—	21,808	—	21,808
International equity	—	5,284	—	5,284
Core bonds	—	14,266	—	14,266

Total Trading Securities	—	41,358	—	41,358

Treasury Yield Hedges	—	10,334	—	10,334

Total Assets Measured at Fair Value	$57	$180,479	$19,318	$199,854

Liabilities:
Energy Marketing Contracts	$—	$1,640	$1,205	$2,845

As of December 31, 2010
Assets:
Energy Marketing Contracts	$2,432	$6,258	$13,787	$22,477
Nuclear Decommissioning Trust:
Domestic equity	—	60,586	2,867	63,453
International equity	—	18,966	—	18,966
Core bonds	—	31,906	—	31,906
High-yield bonds	—	9,267	305	9,572
Real estate securities	—	—	3,049	3,049
Cash equivalents	44	—	—	44

Total Nuclear Decommissioning Trust	44	120,725	6,221	126,990

Trading Securities:
Domestic equity	—	21,207	—	21,207
International equity	—	5,128	—	5,128
Core bonds	—	13,077	—	13,077

Total Trading Securities	—	39,412	—	39,412

Treasury Yield Hedges	—	7,711	—	7,711

Total Assets Measured at Fair Value	$2,476	$174,106	$20,008	$196,590

Liabilities:
Energy Marketing Contracts	$1,888	$5,820	$1,972	$9,680

We do not offset the fair value of energy marketing contracts executed with the same counterparty. As of March 31, 2011, we had no right to reclaim cash collateral and had recorded $1.4 million for our obligation to return cash collateral. As of December 31, 2010, we had no right to reclaim cash collateral and had recorded $0.7 million for our obligation to return cash collateral.

The following table provides reconciliations of assets and liabilities measured at fair value using significant level 3 inputs for the three months ended March 31, 2011 and 2010.

	Energy Marketing Contracts, net		Nuclear Decommissioning Trust			Net Balance
			Domestic Equity	High-yield Bonds	Real Estate Securities
	(In Thousands)
Balance as of December 31, 2010	$11,815		$2,867	$305	$3,049	$18,036
Total realized and unrealized gains (losses) included in:
Earnings (a)	(197)		—	—	—	(197)
Regulatory assets	(18	)(b)	—	—	—	(18)
Regulatory liabilities	599	(b)	31	—	—	630
Purchases	(742)		173	—	—	(569)
Sales	894		(13)	(305)	—	576
Settlements	(345)		—	—	—	(345)

Balance as of March 31, 2011	$12,006		$3,058	$—	$3,049	$18,113

Balance as of December 31, 2009	$4,310		$2,262	$5,741	$3,635	$15,948
Total realized and unrealized gains (losses) included in:
Earnings (a)	4		—	—	—	4
Regulatory assets	4,468	(b)	—	—	—	4,468
Regulatory liabilities	3,286	(b)	82	238	(856)	2,750
Purchases, issuances and settlements	2,384		40	—	—	2,424

Balance as of March 31, 2010	$14,452		$2,384	$5,979	$2,779	$25,594

(a)	Unrealized and realized gains and losses included in earnings resulting from energy marketing activities are reported in revenues.
(b)	Includes changes in the fair value of certain fuel supply and electricity contracts.

A portion of the gains and losses contributing to changes in net assets in the above table is unrealized. The following table summarizes the unrealized gains and losses we recorded on our consolidated financial statements during the three months ended March 31, 2011 and 2010, attributed to level 3 assets and liabilities.

	Three Months Ended March 31, 2011
	Energy Marketing Contracts, net		Nuclear Decommissioning Trust			Net Balance
			Domestic Equity	High-yield Bonds	Real Estate Securities
	(In Thousands)
Total unrealized gains (losses) included in:
Earnings (a)	$(273)		$—	$—	$—	$(273)
Regulatory assets	(10	)(b)	—	—	—	(10)
Regulatory liabilities	601	(b)	19	—	—	620

Total	$318		$19	$—	$—	$337

	Three Months Ended March 31, 2010
Total unrealized gains (losses) included in:
Earnings (a)	$(197)		$—	$—	$—	$(197)
Regulatory assets	4,540	(b)	—	—	—	4,540
Regulatory liabilities	3,251	(b)	82	238	(856)	2,715

Total	$7,594		$82	$238	$(856)	$7,058

(a)	Unrealized gains and losses included in earnings resulting from energy marketing activities are reported in revenues.
(b)	Includes changes in the fair value of certain fuel supply and electricity contracts.

Some of our investments in the NDT and all of our trading securities do not have readily determinable fair values and are either with investment companies or companies that follow accounting guidance consistent with investment companies. In certain situations these investments may have redemption restrictions. The following table provides further information on these investments.

	As of March 31, 2011		As of December 31, 2010		As of March 31, 2011
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Frequency	Length of Settlement
	(In thousands)
Nuclear Decommissioning Trust:
Domestic equity	$3,058	$2,350	$2,867	$2,523	(a)	(a)
High-yield bonds	—	—	305	—	(b)	(b)
Real estate securities	3,049	—	3,049	—	(c)	(c)

Total Nuclear Decommissioning Trust	$6,107	$2,350	$6,221	$2,523

Trading Securities:
Domestic equity	$21,808	$—	$21,207	$—	Upon Notice	1 day
International equity	5,284	—	5,128	—	Upon Notice	1 day
Core bonds	14,266	—	13,077	—	Upon Notice	1 day

Total Trading Securities	41,358	—	39,412	—

Total	$47,465	$2,350	$45,633	$2,523

(a)	This investment is in long-term private equity funds that do not permit early withdrawal. Our investments in these funds cannot be distributed until the underlying investments have been liquidated which may take years from the date of initial liquidation. One fund has begun to make distributions and we expect the other to begin in 2013.
(b)	We completely settled this fund in the first quarter of 2011.
(c)	The nature of this investment requires relatively long holding periods which do not necessarily accommodate ready liquidity. In addition, adverse financial conditions affecting residential and commercial real estate markets have further limited liquidity associated with this investment.

Derivative Instruments

Cash Flow Hedges

In 2010, we entered into treasury yield hedge transactions for a total notional amount of $100.0 million in order to manage our interest rate risk associated with a future anticipated issuance of fixed-rate debt, which is probable to occur within 18 months of the initial treasury yield hedge transaction date. Such transactions are designated and qualify as cash flow hedges and are measured at fair value by estimating the net present value of a series of payments using market-based models with observable inputs, such as the spread between the 30-year U.S. Treasury bill yield and the contracted, fixed yield. As a result of regulatory accounting treatment, we report the effective portion of the gain or loss on these derivative instruments as a regulatory liability or regulatory asset and will amortize such amounts to interest expense over the life of the related debt. We record hedge ineffectiveness gains in other income and hedge ineffectiveness losses in other expense on our consolidated statements of income. As of March 31, 2011, and December 31, 2010, the fair value of the treasury yield hedge transactions was $10.3 million and $7.7 million, respectively, which we recorded in other assets on our consolidated balance sheets. We also recorded these same amounts in long-term regulatory liabilities on our consolidated balance sheets to reflect the effective portion of the gains on these transactions as of March 31, 2011, and December 31, 2010.

Commodity Contracts

We engage in both financial and physical trading with the goal of managing our commodity price risk, enhancing system reliability and increasing profits. We trade electricity and other energy-related products using a variety of financial instruments, including futures contracts, options, swaps and physical commodity contracts.

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

The following table presents the fair value of commodity derivative instruments reflected on our consolidated balance sheets.

Commodity Derivatives Not Designated as Hedging Instruments as of March 31, 2011

Asset Derivatives		Liability Derivatives
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)		(In thousands)
Current assets:		Current liabilities:
Energy marketing contracts	$5,996	Energy marketing contracts	$2,845
Other assets:
Energy marketing contracts	9,064

Total	$15,060

Commodity Derivatives Not Designated as Hedging Instruments as of December 31, 2010

Asset Derivatives		Liability Derivatives
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)		(In thousands)
Current assets:		Current liabilities:
Energy marketing contracts	$13,005	Energy marketing contracts	$9,670
Other assets:		Long-term liabilities:
Energy marketing contracts	9,472	Energy marketing contracts	10

Total	$22,477	Total	$9,680

The following table presents how changes in the fair value of commodity derivative instruments affected our consolidated financial statements for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Location	Net Loss Recognized	Net Gain Recognized	Net Loss Recognized
	(In thousands)
Revenues decrease	$(1,555)	$—	$(565)
Regulatory assets decrease	—	(7,193)	—
Regulatory liabilities (decrease) increase	(213)	3,380	—

As of March 31, 2011, and December 31, 2010, we had under contract the following energy-related products.

	Unit of Measure	Net Quantity as of
		March 31, 2011	December 31, 2010
Electricity	MWh	2,913,347	2,791,966
Natural Gas	MMBtu	1,515,000	1,150,000

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

Price Risk

We use various types of fuel, including coal, natural gas, uranium, diesel and oil, to operate our plants and purchase power to meet customer demand. Our prices, consolidated financial results and cash flows are exposed to market risks from commodity price changes for electricity and other energy-related products and interest rates. Volatility in these markets impacts our costs of purchased power, costs of fuel for our generating plants and our participation in energy markets. We strive to manage our customers’ and our exposure to these market risks through regulatory, operating and financing activities and, when we deem appropriate, we economically hedge a portion of these risks through the use of derivative financial instruments for non-trading purposes.

Interest Rate Risk

We have entered into fixed and variable rate debt obligations. We manage our interest rate risk related to these debt obligations by limiting our exposure to variable interest rate debt, diversifying maturity dates and entering into treasury yield hedge transactions. We may also use other financial derivative instruments such as interest rate swaps.

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

We have derivative instruments with commodity exchanges and other counterparties that do not contain objective credit-risk-related contingent features. However, certain of our derivative instruments contain collateral provisions subject to credit agency ratings of our senior unsecured debt. If our senior unsecured debt ratings were to decrease or fall below investment grade, the counterparties to the derivative instruments, pursuant to the provisions, could require collateralization on derivative instruments. The aggregate fair value of all derivative instruments with objective credit-risk-related contingent features that were in a liability position as of March 31, 2011, and December 31, 2010, was $0.8 million and $1.6 million, respectively, for which we had posted $0.5 million of collateral, including independent amounts, as of March 31, 2011, and no collateral as of December 31, 2010. If all credit-risk-related contingent features underlying these agreements had been triggered as of March 31, 2011, and December 31, 2010, we would have been required to provide to our counterparties $0.7 million and $1.6 million, respectively, of additional collateral after taking into consideration the offsetting impact of derivative assets and net accounts receivable.

4. FINANCIAL INVESTMENTS

We report some of our investments in debt and equity securities at fair value. We classify these investments as either trading securities or available-for-sale securities as described below.

Trading Securities

We have equity and debt investments in a trust used to fund retirement benefits that we classify as trading securities. We include any unrealized gains or losses on these securities in investment earnings on our consolidated statements of income. We recorded unrealized gains of $1.5 million and $1.6 million, respectively, during the three months ended March 31, 2011 and 2010.

Available-for-Sale Securities

We hold investments in equity, debt and real estate securities in a trust fund for the purpose of funding the decommissioning of Wolf Creek. We have classified these investments as available-for-sale and have recorded all such investments at their fair market value as of March 31, 2011, and December 31, 2010. At March 31, 2011, investments in the NDT fund were allocated 43% to domestic equity, 21% to international equity, 17% to core bonds, 7% to high-yield bonds, 4% to emerging market bonds, 6% to combined debt/equity funds, 2% to real estate securities and less than 1% to cash and cash equivalents. The core bond fund is limited to ensure that at least 80% of funds are invested in investment grade U.S. corporate and government fixed income securities, including mortgage-backed securities. As of March 31, 2011, the fair value of the debt securities in the NDT fund was $37.6 million, held entirely in bond funds.

Using the specific identification method to determine cost, we realized gains on our available-for-sale securities of $0.9 million during the three months ended March 31, 2011 and 2010. We record net realized and unrealized gains and losses in regulatory liabilities on our consolidated balance sheets. This reporting is consistent with the method we use to account for the decommissioning costs we recover in our prices. Gains or losses on assets in the trust fund are recorded as increases or decreases to regulatory liabilities and could result in lower or higher funding requirements for decommissioning costs, which we believe would be reflected in the prices paid by our customers.

The following table presents the costs and fair values of investments in the NDT fund as of March 31, 2011, and December 31, 2010.

	Cost	Gross Unrealized		Fair Value
Security Type		Gain	Loss
	(In Thousands)
As of March 31, 2011:
Domestic equity	$50,213	$7,000	$(92)	$57,121
International equity	24,774	2,581	—	27,355
Core bonds	22,235	5	—	22,240
High-yield bonds	9,170	403	—	9,573
Emerging market bonds	5,501	254	—	5,755
Combination debt/equity fund	7,737	215	—	7,952
Real estate securities	6,207	—	(3,158)	3,049
Cash equivalents	57	—	—	57

Total	$125,894	$10,458	$(3,250)	$133,102

As of December 31, 2010:
Domestic equity	$58,592	$4,972	$(111)	$63,453
International equity	17,249	1,717	—	18,966
Core bonds	32,054	—	(148)	31,906
High-yield bonds	9,086	486	—	9,572
Real estate securities	6,207	—	(3,158)	3,049
Cash equivalents	44	—	—	44

Total	$123,232	$7,175	$(3,417)	$126,990

The following table presents the fair value and gross unrealized losses of the available-for-sale securities held in the NDT fund aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2011, and December 31, 2010.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
As of March 31, 2011:
Domestic equity	$3,058	$(92)	$—	$—	$3,058	$(92)
Real estate securities	—	—	3,049	(3,158)	3,049	(3,158)

Total	$3,058	$(92)	$3,049	$(3,158)	$6,107	$(3,250)

As of December 31, 2010:
Domestic equity	$2,867	$(111)	$—	$—	$2,867	$(111)
Core bonds	31,906	(148)	—	—	31,906	(148)
Real estate securities	—	—	3,049	(3,158)	3,049	(3,158)

Total	$34,773	$(259)	$3,049	$(3,158)	$37,822	$(3,417)

5. RATE MATTERS AND REGULATION

FERC Proceedings

Our transmission formula rate that includes projected 2011 transmission capital expenditures and operating costs became effective January 1, 2011, and is expected to increase our annual transmission revenues by $15.9 million. This updated rate provides the basis for our request with the Kansas Corporation Commission (KCC) to adjust our retail prices to include updated transmission costs.

6. SHORT-TERM DEBT

Westar Energy has a $730.0 million revolving credit facility with a syndicate of banks that terminates on March 17, 2012. As of March 31, 2011, $305.3 million had been borrowed and an additional $21.5 million of letters of credit had been issued under this revolving credit facility. As of December 31, 2010, $226.7 million had been borrowed and an additional $21.5 million of letters of credit had been issued under this revolving credit facility.

In February 2011, Westar Energy entered into a new revolving credit facility with a similar syndicate of banks for an additional $270.0 million. The commitments under this facility terminate in February 2015. As of March 31, 2011, Westar Energy had neither borrowed monies nor issued letters of credit under this revolving credit facility.

7. TAXES

We recorded income tax expense of $13.5 million with an effective income tax rate of 29% for the three months ended March 31, 2011. We recorded income tax expense of $13.8 million with an effective income tax rate of 30% for the same period of 2010. The decrease in the effective income tax rate for the three months ended March 31, 2011, was due primarily to increases in the tax benefits from AFUDC equity and increases in production tax credits.

At March 31, 2011, and December 31, 2010, our liability for unrecognized income tax benefits was $3.8 million and $1.9 million, respectively. The net increase in the liability for unrecognized income tax benefits was largely attributable to tax positions taken with respect to the capitalization of plant related expenditures. We do not expect any significant changes in this liability in the next 12 months.

As of March 31, 2011, and December 31, 2010, we had $0.4 million accrued for interest on our liability related to unrecognized income tax benefits. We accrued no penalties at either March 31, 2011, or December 31, 2010.

As of March 31, 2011, and December 31, 2010, we had recorded $3.6 million for probable assessments of taxes other than income taxes.

8. COMMITMENTS AND CONTINGENCIES

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

The environmental cost recovery rider (ECRR) allows for the more timely inclusion in retail prices of the costs of capital expenditures associated with environmental improvements, including those required by the Federal Clean Air Act. In order to change our prices to recognize increased operating and maintenance costs, however, we must file a general rate case with the KCC. The KCC has indicated that it believes environmental costs at La Cygne Generating Station (La Cygne) may be more appropriate to recover through the filing of a general rate case as opposed to the ECRR. This could increase the time between making these investments and having them reflected in the prices we charge our customers, as well as the amount we charge our customers, and could affect our capital expenditure plans. This matter has not yet been resolved.

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

Manufactured Gas Sites

We have been identified as being partially responsible for remediating a number of former manufactured gas sites located in Kansas. We and KDHE entered into a consent agreement governing all future work at these sites. Under terms of the consent agreement, we agreed to investigate and, if necessary, remediate these sites. Pursuant to an environmental indemnity agreement with ONEOK Inc. (ONEOK), ONEOK assumed total liability for remediation of seven sites and we share liability for remediation with ONEOK for five sites. Our total liability for the five shared sites is capped at $3.8 million.

EPA Lawsuit

In March 2010, the U.S. District Court in the District of Kansas approved a settlement agreement that we entered into with the parties of a lawsuit filed by the Department of Justice on behalf of the EPA. The lawsuit asserted that certain projects completed at JEC violated certain requirements of the EPA’s New Source Review program, which requires companies to obtain permits and, if necessary, install control equipment to address emissions when making a major modification or a change in operation if either is expected to cause a significant net increase in emissions. As part of the settlement agreement, in 2009 we recorded $1.0 million for environmental mitigation projects that will be owned by a qualifying third party and a $3.0 million civil penalty. We will also invest $5.0 million over six years in environmental mitigation projects that we will own. In addition, we will install a selective catalytic reduction (SCR) on one of the three JEC coal units by the end of 2014. We estimate the cost of this to be approximately $240.0 million. This amount could change materially depending on final engineering and design. Depending on the NOx emission reductions attained by the single SCR and attainable through the installation of other controls on the other two JEC coal units, we may have to install an SCR on another JEC unit by the end of 2016, if needed to meet NOx reduction targets. Recovery of costs to install these systems is subject to the approval of our regulators. We believe these costs are appropriate for inclusion in the prices we are allowed to charge customers.

FERC Investigation

A non-public investigation by the Federal Energy Regulatory Commission (FERC) of our use of transmission service between July 2006 and February 2008 remains pending. In May 2009, FERC staff advised us that it had preliminarily concluded that we improperly used secondary network transmission service to facilitate off-system wholesale power sales in violation of applicable FERC orders and Southwest Power Pool (SPP) tariffs. FERC staff alleged we received $14.3 million of unjust profits through such activities. We sent a response to FERC staff disputing both the legal basis for its allegations and their factual underpinnings. Based on our response, FERC staff substantially revised downward its preliminary conclusions to allege that we received $3.0 million of unjust profits and failed to pay $3.2 million to the SPP for transmission service. In March 2010, we sent a response to FERC staff disputing its revised conclusions. We continue to believe that our use of transmission service was in compliance with FERC orders and SPP tariffs. We are unable to predict the outcome of this investigation or its impact on our consolidated financial results, but an adverse outcome could result in refunds and fines, the amounts of which could be material, and could potentially alter the manner in which we are permitted to buy and sell energy and use transmission service.

9. LEGAL PROCEEDINGS

In late 2002, one of our former executive officers resigned from his position and another executive officer was placed on administrative leave from his position. Following the completion of an investigation and the publication of a report prepared by a special committee of our board of directors, our board of directors determined that their employment was terminated for cause. In June 2003, we filed a demand for arbitration with the American Arbitration Association asserting claims against them arising out of their previous employment and seeking to avoid payment of compensation not yet paid to them under various plans and agreements. They filed counterclaims against us alleging substantial damages related to the termination of their employment and the publication of the report of the special committee. As of March 31, 2011, we had accrued liabilities of $81.4 million for compensation not yet paid to them and $8.3 million for legal fees and expenses they had incurred. As of December 31, 2010, we had accrued liabilities of $80.6 million for compensation not yet paid to them and $8.3 million for legal fees and expenses they had incurred. The arbitration was stayed in August 2004 pending final resolution of criminal charges filed by the United States Attorney’s Office against them in U.S. District Court in the District of Kansas. In August 2010, these criminal charges were dismissed and subsequently the stay of the arbitration was lifted. We expect arbitration proceedings to conclude in 2011. While we intend to vigorously defend against the counterclaims they filed in the arbitration, we are exploring alternatives to settle all claims related to these executives. We are unable to predict the ultimate amount of the compensation, legal fees or related amounts we may be required to pay them, or the ultimate impact of these matters on our consolidated financial results.

We and our subsidiaries are involved in various other legal, environmental and regulatory proceedings. We believe that adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material adverse affect on our consolidated financial results. See Note 5, “Rate Matters and Regulation,” and Note 8, “Commitments and Contingencies,” for additional information.

10. INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

The following table summarizes the net periodic costs for our pension and post-retirement benefit plans prior to the effects of capitalization.

	Pension Benefits		Post-retirement Benefits
Three Months Ended March 31,	2011	2010	2011	2010
	(In Thousands)
Components of Net Periodic Cost:
Service cost	$4,017	$3,518	$452	$433
Interest cost	9,955	9,842	1,692	1,788
Expected return on plan assets	(7,772)	(9,597)	(1,200)	(1,360)
Amortization of unrecognized:
Transition obligation, net	—	—	978	978
Prior service costs	303	667	539	544
Actuarial loss, net	5,915	4,245	254	101

Net periodic cost before regulatory adjustment	12,418	8,675	2,715	2,484
Regulatory adjustment	(5,625)	(3,121)	297	430

Net periodic cost	$6,793	$5,554	$3,012	$2,914

During the three months ended March 31, 2011 and 2010, we contributed $29.0 million and $8.4 million, respectively, to the Westar Energy pension trust.

11. WOLF CREEK INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

As a co-owner of Wolf Creek, KGE is indirectly responsible for 47% of the liabilities and expenses associated with the Wolf Creek pension and other post-retirement benefit plans. The following table summarizes the net periodic costs for KGE’s 47% share of the Wolf Creek pension and other post-retirement benefit plans prior to the effects of capitalization.

	Pension Benefits		Post-retirement Benefits
Three Months Ended March 31,	2011	2010	2011	2010
	(In Thousands)
Components of Net Periodic Cost:
Service cost	$1,260	$1,024	$54	$54
Interest cost	1,864	1,724	126	130
Expected return on plan assets	(1,525)	(1,380)	—	—
Amortization of unrecognized:
Transition obligation, net	13	14	14	14
Prior service costs	4	7	8	—
Actuarial loss, net	995	606	76	69

Net periodic cost before regulatory adjustment	2,611	1,995	278	267
Regulatory adjustment	(657)	(322)	—	—

Net periodic cost	$1,954	$1,673	$278	$267

During the three months ended March 31, 2011 and 2010, we funded $5.7 million and $0.9 million, respectively, of Wolf Creek’s pension plan contribution.

12. COMMON STOCK ISSUANCE

On February 15, 2011, Westar Energy delivered approximately 1.1 million shares of common stock and received proceeds of $25.8 million as partial settlement of the forward sale agreement entered into with a bank in April 2010. Assuming physical share settlement of the approximately 3.1 million remaining shares of common stock under this agreement at March 31, 2011, Westar Energy would have received aggregate proceeds of approximately $68.5 million, net of commission, based on an average forward price of $21.86 per share.

During the three months ended March 31, 2011, Westar Energy did not deliver any shares of common stock under the forward sale agreement entered into with a bank in November 2010. Assuming physical share settlement of the approximately 8.5 million shares of common stock under this agreement at March 31, 2011, Westar Energy would have received aggregate proceeds of approximately $203.4 million, net of commission, based on an average forward price of $23.98 per share.

13. VARIABLE INTEREST ENTITIES

In determining the primary beneficiary of a VIE, we assess the entity’s purpose and design, including the nature of the entity’s activities and the risks that the entity was designed to create and pass through to its variable interest holders. A reporting enterprise is deemed to be the primary beneficiary of a VIE if it has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The primary beneficiary of a VIE is required to consolidate the VIE. The trusts holding our 8% interest in JEC, our 50% interest in La Cygne unit 2 and railcars we use to transport coal to some of our plants are VIEs of which we are the primary beneficiary.

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

Financial Statement Impact

We have recorded the following assets and liabilities on our consolidated balance sheets as a result of consolidating the VIEs described above.

	As of March 31, 2011	As of December 31, 2010
	(In Thousands)
Assets:
Property, plant and equipment of variable interest entities, net	$342,157	$345,037
Regulatory asset (a)	4,278	3,963

Liabilities:
Current maturities of long-term debt of variable interest entities	$26,858	$30,155
Accrued interest (b)	573	5,064
Long-term debt of variable interest entities, net	272,866	278,162

(a) Included in other regulatory assets on our consolidated balance sheets.
(b) Included in accrued interest on our consolidated balance sheets.

All of the liabilities noted in the table above relate to the VIEs’ ownership of the reported property, plant and equipment. The assets of the VIEs can be used only to settle obligations of the VIEs and the VIEs’ debt holders have no recourse to our general credit. We have not provided financial or other support to the VIEs and are not required to provide such support. We did not record any gain or loss upon initial consolidation of the VIEs.

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

In Management’s Discussion and Analysis, we discuss our general financial condition, significant changes that occurred during 2011 and our operating results for the three months ended March 31, 2011 and 2010. As you read Management’s Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

SUMMARY OF SIGNIFICANT ITEMS

Earnings Per Share

Following is a summary of our net income and EPS.

	Three Months Ended March 31,
	2011	2010	Change
	(Thousands of Dollars, Except per Share Amounts)
Net income attributable to common stock	$31,342	$30,438	$904
Earnings per common share, basic	0.27	0.27	—

Current Trends

From time to time we update current trends discussed in our 2010 Form 10-K. The following is to be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K.

Regulation of Nuclear Generating Station

Additional regulation of Wolf Creek resulting from NRC oversight of the plant’s performance or from changing regulations generally, including those that could potentially result from events surrounding the Fukushima Daiichi nuclear power plant in Japan, or any event that might occur at any nuclear plant anywhere in the world, may result in increased operating and capital expenditures. We cannot estimate the cost associated with such increases, but they could be material to our operations and consolidated financial results.

In March 2011, the NRC established a task force to conduct a review of U.S. nuclear power plant safety in the aftermath of a March 11, 2011, earthquake and tsunami that eventually resulted in station blackout and a level 7 event on the International Nuclear and Radiological Event Scale (the highest level event on the scale) at Japan’s Fukushima Daiichi nuclear power plant. The task force expects to develop recommendations for the NRC on whether it should require immediate enhancements at U.S. reactors and any changes to NRC regulations, inspection procedures, and licensing processes. The timing and effects of any NRC action cannot be determined at this time.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Note 2 of the Notes to Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies,” contains a summary of our significant accounting policies, many of which require estimates and assumptions by management. The policies highlighted in our 2010 Form 10-K have an impact on our reported results that may be material due to the levels of judgment and subjectivity necessary to account for uncertain matters or their susceptibility to change.

From December 31, 2010, through March 31, 2011, we have not experienced any significant changes in our critical accounting estimates. For additional information, see our 2010 Form 10-K.

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

Three Months Ended March 31, 2011, Compared to Three Months Ended March 31, 2010

Below we discuss our operating results for the three months ended March 31, 2011, compared to the results for the three months ended March 31, 2010. Significant changes in results of operations shown in the table immediately below are further explained in the descriptions that follow.

	Three Months Ended March 31,
	2011	2010	Change	% Change
	(In Thousands, Except Per Share Amounts)
REVENUES:
Residential	$152,908	$144,742	$8,166	5.6
Commercial	128,827	117,470	11,357	9.7
Industrial	79,196	69,040	10,156	14.7
Other retail	(3,014)	1,993	(5,007)	(251.2)

Total Retail Revenues	357,917	333,245	24,672	7.4
Wholesale	78,594	82,748	(4,154)	(5.0)
Transmission (a)	37,176	36,629	547	1.5
Other	8,033	7,208	825	11.4

Total Revenues	481,720	459,830	21,890	4.8

OPERATING EXPENSES:
Fuel and purchased power	134,184	133,800	384	0.3
Operating and maintenance	137,351	121,172	16,179	13.4
Depreciation and amortization	70,259	66,930	3,329	5.0
Selling, general and administrative	48,767	45,927	2,840	6.2

Total Operating Expenses	390,561	367,829	22,732	6.2

INCOME FROM OPERATIONS	91,159	92,001	(842)	(0.9)

OTHER INCOME (EXPENSE):
Investment earnings	1,968	1,757	211	12.0
Other income	2,249	854	1,395	163.3
Other expense	(5,368)	(4,494)	(874)	(19.4)

Total Other Expense	(1,151)	(1,883)	732	38.9

Interest expense	43,538	44,616	(1,078)	(2.4)

INCOME BEFORE INCOME TAXES	46,470	45,502	968	2.1
Income tax expense	13,513	13,820	(307)	(2.2)

NET INCOME	32,957	31,682	1,275	4.0
Less: Net income attributable to noncontrolling interests	1,373	1,002	371	37.0

NET INCOME ATTRIBUTABLE TO WESTAR ENERGY	31,584	30,680	904	2.9
Preferred dividends	242	242	—	—

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$31,342	$30,438	$904	3.0

BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY	$0.27	$0.27	$—	—

(a)	Transmission: Reflects revenue derived from an SPP network transmission tariff. For the three months ended March 31, 2011, our SPP network transmission costs were $32.1 million. This amount, less $4.2 million retained by the SPP as administration cost, was returned to us as revenue. For the three months ended March 31, 2010, our SPP network transmission costs were $27.2 million. This amount, less an administration cost of $3.1 million retained by the SPP, was returned to us as revenue.

Gross Margin

Fuel and purchased power costs fluctuate with electricity sales and unit costs. As permitted by regulators, we adjust our retail prices to reflect changes in the costs of fuel and purchased power. Fuel and purchased power costs for wholesale customers are recovered at prevailing market prices or based on a predetermined formula with a price adjustment approved by FERC. As a result, changes in fuel and purchased power costs are offset in revenues with minimal impact on net income. For this reason, we believe gross margin is useful for understanding and analyzing changes in our operating performance from one period to the next. We calculate gross margin as total revenues less the sum of fuel and purchased power costs and SPP network transmission costs. Transmission costs reflect the costs of providing network transmission service. Accordingly, in calculating gross margin, we recognize the net value of this transmission activity as shown in the table immediately following. However, we record transmission costs as operating and maintenance expense on our consolidated statements of income. The following table summarizes our gross margin for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010	Change	% Change
	(Dollars In Thousands)
REVENUES:
Residential	$152,908	$144,742	$8,166	5.6
Commercial	128,827	117,470	11,357	9.7
Industrial	79,196	69,040	10,156	14.7
Other retail	(3,014)	1,993	(5,007)	(251.2)

Total Retail Revenues	357,917	333,245	24,672	7.4
Wholesale	78,594	82,748	(4,154)	(5.0)
Transmission	37,176	36,629	547	1.5
Other	8,033	7,208	825	11.4

Total Revenues	481,720	459,830	21,890	4.8
Less: Fuel and purchased power expense	134,184	133,800	384	0.3
SPP network transmission costs	32,051	27,154	4,897	18.0

Gross Margin	$315,485	$298,876	$16,609	5.6

The following table reflects changes in electricity sales for the three months ended March 31, 2011 and 2010. No electricity sales are shown for transmission or other as they are not directly related to the amount of electricity we sell.

	Three Months Ended March 31,
	2011	2010	Change	% Change
	(Thousands of MWh)
ELECTRICITY SALES:
Residential	1,658	1,682	(24)	(1.4)
Commercial	1,704	1,666	38	2.3
Industrial	1,337	1,277	60	4.7
Other retail	22	22	—	—

Total Retail	4,721	4,647	74	1.6
Wholesale	1,910	2,298	(388)	(16.9)

Total	6,631	6,945	(314)	(4.5)

Gross margin increased due primarily to higher total retail revenues. Of the $24.7 million increase in total retail revenues, 78% was attributable to higher prices and 22% was due to higher electricity sales. Higher retail electricity sales were the result of increased industrial and commercial electricity sales. Although economic conditions have not recovered to levels experienced prior to the economic downturn, we believe improving economic conditions are why some of our industrial and commercial customers experienced increased production, which resulted in more electricity sales to them.

Income from operations is the most directly comparable measure to gross margin that is calculated and presented in accordance with GAAP in our consolidated statements of income. Our presentation of gross margin should not be considered in isolation or as a substitute for income from operations. Additionally, our presentation of gross margin may not be comparable to similarly titled measures reported by other companies. The following table reconciles income from operations with gross margin for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010	Change	% Change
	(Dollars In Thousands)
Gross margin	$315,485	$298,876	$16,609	5.6
Add: SPP network transmission costs	32,051	27,154	4,897	18.0
Less: Operating and maintenance expense	137,351	121,172	16,179	13.4
Depreciation and amortization expense	70,259	66,930	3,329	5.0
Selling, general and administrative expense	48,767	45,927	2,840	6.2

Income from operations	$91,159	$92,001	$(842)	(0.9)

Operating Expenses

	Three Months Ended March 31,
	2011	2010	Change	% Change
	(Dollars in Thousands)
Operating and maintenance expense	$137,351	$121,172	$16,179	13.4

Operating and maintenance expense increased due primarily to higher SPP network transmission costs of $4.9 million, which were offset by higher SPP network transmission revenues of $3.8 million, higher power plant maintenance costs of $4.2 million and higher maintenance costs of $1.6 million for our electrical distribution system. Also contributing to the increase was a $1.4 million increase in operating costs at Wolf Creek related primarily to higher regulatory compliance costs and a $0.8 million increase in property taxes, which is offset in retail revenues. The increase in power plant maintenance costs was due primarily to planned maintenance outages at two of our power plants during the three months ended March 31, 2011, as well as higher maintenance costs at Wolf Creek. Additional tree trimming and other line clearance activities during the three months ended March 31, 2011, were the primary contributors to the higher maintenance costs for our electrical distribution system.

	Three Months Ended March 31,
	2011	2010	Change	% Change
	(Dollars in Thousands)
Depreciation and amortization expense	$70,259	$66,930	$3,329	5.0

Depreciation and amortization expense increased due primarily to the addition of transmission facilities and additions to our power plants.

	Three Months Ended March 31,
	2011	2010	Change	% Change
	(Dollars in Thousands)
Selling, general and administrative expense	$48,767	$45,927	$2,840	6.2

Selling, general and administrative expense increased due principally to higher legal fees of $1.7 million related primarily to the arbitration proceedings discussed in Note 9 of the Notes to Condensed Consolidated Financial Statements, “Legal Proceedings,” and the amortization of $0.9 million of previously deferred amounts associated with various energy efficiency programs.

FINANCIAL CONDITION

Below we discuss significant balance sheet changes as of March 31, 2011, compared to December 31, 2010.

Inventory and supplies increased $13.8 million due primarily to a 12% increase in the volume of coal resulting from outages at our power plants and a 10% increase in the delivered cost of coal.

Current deferred tax assets decreased $10.1 million and other current liabilities decreased $19.4 million due primarily to the payment of non-union, non-executive, at-risk employee compensation related to 2010 compensation metrics. This compensation is payable only in the event we meet pre-established operating and financial objectives.

Short-term debt increased $78.6 million due principally to increased borrowings under Westar Energy’s revolving credit facility. We used borrowings under the revolving credit facility to fund our capital and on-going operating needs.

Non-current deferred income taxes increased $12.0 million due primarily to plant-related deferred taxes.

Accrued employee benefits decreased $28.9 million due principally to our having made a $29.0 million payment to our pension trust.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Available sources of funds to operate our business include internally generated cash, Westar Energy’s revolving credit facilities and access to capital markets. We expect to meet our day-to-day cash requirements including, among other items, fuel and purchased power, dividends, interest payments, income taxes and pension contributions, using primarily internally generated cash and borrowings under the revolving credit facilities. To meet the cash requirements for our capital investments, we expect to use internally generated cash, borrowings under the revolving credit facilities and the issuance of debt and equity securities in the capital markets. We also use proceeds from the issuance of securities to repay borrowings under the revolving credit facilities, with such borrowed amounts principally related to investments in capital equipment, and for working capital and general corporate purposes. The aforementioned sources and uses of cash are similar to our historical activities. Uncertainties affecting our ability to meet cash requirements include, among others, factors affecting revenues described in “—Operating Results” above, economic conditions, regulatory actions, compliance with environmental regulations and conditions in the capital markets.

Capital Resources

Westar Energy has two revolving credit facilities in the amounts of $730.0 million and $270.0 million, respectively. As of April 27, 2011, $346.0 million had been borrowed and an additional $23.1 million of letters of credit had been issued under the $730.0 million facility. No amounts were borrowed and no letters of credit were issued under the $270.0 million facility as of the same date. We anticipate refinancing the $730.0 million revolving credit facility later this year.

Common Stock Issuance

On February 15, 2011, Westar Energy delivered approximately 1.1 million shares of common stock and received proceeds of $25.8 million as partial settlement of the forward sale agreement entered into with a bank in April 2010. Assuming physical share settlement of the approximately 3.1 million remaining shares of common stock under this agreement at March 31, 2011, Westar Energy would have received aggregate proceeds of approximately $68.5 million, net of commission, based on an average forward price of $21.86 per share.

During the three months ended March 31, 2011, Westar Energy did not deliver any shares of common stock under the forward sale agreement entered into with a bank in November 2010. Assuming physical share settlement of the approximately 8.5 million shares of common stock under this agreement at March 31, 2011, Westar Energy would have received aggregate proceeds of approximately $203.4 million, net of commission, based on an average forward price of $23.98 per share.

Cash Flows from Operating Activities

Operating activities provided $95.4 million of cash in the three months ended March 31, 2011, compared to cash provided of $152.0 million during the same period of 2010. Principal contributors to the decrease include our having contributed $24.8 million more to the Westar Energy pension trust, Westar Energy post-retirement benefit plan and Wolf Creek pension trust, and our having paid $40.4 million more for fuel and purchased power, which was the result of our having purchased significantly more power during the three months ended March 31, 2011, due primarily to planned maintenance outages at some of our power plants.

Cash Flows used in Investing Activities

Investing activities used $152.1 million of cash in the three months ended March 31, 2011, compared to $102.8 million during the same period of 2010. We spent $155.9 million in the three months ended March 31, 2011, and $103.3 million in the same period of 2010 on additions to property, plant and equipment.

Cash Flows from (used in) Financing Activities

Financing activities provided $59.1 million of cash in the three months ended March 31, 2011, compared to $50.2 million of cash used in financing activities in the same period of 2010. The increase in cash provided from financing activities was due primarily to our having borrowed $78.6 million under Westar Energy’s revolving credit facility during the three months ended March 31, 2011, compared to our having repaid $33.6 million of borrowings under the credit facility during the same period last year. We used borrowings under the revolving credit facility to fund our capital and on-going operating needs.

Debt Covenants

We remain in compliance with the debt covenants described in our 2010 Form 10-K.

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

As of April 27, 2011, our ratings with the agencies are as shown in the table below.

	Westar Energy First Mortgage Bond Rating	KGE First Mortgage Bond Rating	Westar Energy Unsecured Debt	Rating Outlook
Moody’s	Baa1	Baa1	Baa3	Positive
S&P	BBB+	BBB+	BBB	Stable
Fitch	BBB+	BBB+	BBB	Positive

Certain of our derivative instruments contain collateral provisions subject to credit agency ratings of our senior unsecured debt. If our senior unsecured debt ratings were to decrease or fall below investment grade, the counterparties to the derivative instruments, pursuant to the provisions, could require collateralization on derivative instruments. The aggregate fair value of all derivative instruments with objective credit-risk-related contingent features that were in a liability position as of March 31, 2011, and December 31, 2010, was $0.8 million and $1.6 million, respectively, for which we had posted $0.5 million of collateral, including independent amounts, as of March 31, 2011, and no collateral as of December 31, 2010. If all credit-risk-related contingent features underlying these agreements had been triggered as of March 31, 2011, and December 31, 2010, we would have been required to provide to our counterparties $0.7 million and $1.6 million, respectively, of additional collateral after taking into consideration the offsetting impact of derivative assets and net accounts receivable.

Pension Contribution

During the three months ended March 31, 2011, we contributed $29.0 million to the Westar Energy pension trust and funded $5.7 million of Wolf Creek’s pension plan contribution.

OFF-BALANCE SHEET ARRANGEMENTS

From December 31, 2010, through March 31, 2011, our off-balance sheet arrangements did not change materially. For additional information, see our 2010 Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

From December 31, 2010, through March 31, 2011, our contractual obligations and commercial commitments did not change materially outside the ordinary course of business. For additional information, see our 2010 Form 10-K.

OTHER INFORMATION

Proposed Environmental Regulations

In March 2011, the EPA proposed air toxic standards, including mercury standards, under the Clean Air Act for coal and oil-fired electric generating units. The EPA is required to issue a final rule by November 2011 and the proposal provides up to four years for facilities to meet the standards. We are currently evaluating the proposal. Until the final rule is issued, we cannot determine its impact on our operations or consolidated financial results, but it could be material.

Changes in Prices

KCC Proceedings

On April 11, 2011, the KCC issued an order allowing us to adjust our prices, subject to final KCC review, to include updated transmission costs as reflected in our transmission formula rate discussed below. The new prices were effective April 14, 2011, and are expected to increase our annual retail revenues by $17.4 million. We expect the KCC to issue a final order on our request in the second quarter of 2011.

On March 29, 2011, we filed an application with the KCC to adjust our prices to include costs associated with environmental investments made in 2010. We expect the KCC to issue an order on our request in May 2011 and estimate that this will increase our annual retail revenues by approximately $11.0 million.

FERC Proceedings

Our transmission formula rate that includes projected 2011 transmission capital expenditures and operating costs became effective January 1, 2011, and is expected to increase our annual transmission revenues by $15.9 million. This updated rate provided the basis for our request with the KCC to adjust our retail prices to include updated transmission costs as noted above.

Fair Value of Energy Marketing Contracts

The following table shows the fair value of energy marketing contracts outstanding as of March 31, 2011.

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding as of December 31, 2010 (a)	$12,797
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	(614)
Changes in fair value of contracts outstanding at the beginning and end of the period	(329)
Fair value of new contracts entered into during the period	361

Fair value of contracts outstanding as of March 31, 2011 (b)	$12,215

(a) Approximately $7.8 million of the fair value of energy marketing contracts was recognized as a regulatory liability.
(b) Approximately $7.6 million of the fair value of energy marketing contracts were recognized as a regulatory liability.

The sources of the fair values of the financial instruments related to these contracts and the maturity periods of the contracts as of March 31, 2011, are summarized in the following table.

	Fair Value of Contracts at End of Period
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity Over 5 Years
	(Dollars In Thousands)
Prices provided by other external sources (swaps and forwards)	$12,494	$3,133	$7,663	$1,698	$—
Prices based on option pricing models (options and other) (a)	(279)	18	(211)	(86)	—

Total fair value of contracts outstanding	$12,215	$3,151	$7,452	$1,612	$—

(a)	Options are priced using a series of techniques, such as the Black option pricing model.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in commodity prices, counterparty credit, interest rates, and debt and equity instrument values. From December 31, 2010, to March 31, 2011, no significant changes occurred in our market risk exposure. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2010 Form 10-K for additional information.

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information on other legal proceedings is set forth in Notes 5, 8 and 9 of the Notes to Condensed Consolidated Financial Statements, “Rate Matters and Regulation,” “Commitments and Contingencies” and “Legal Proceedings,” respectively, which are incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Our risk factors did not change materially from December 31, 2010, through March 31, 2011. For additional information, see our 2010 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

4(a)	Fifty-Sixth Supplemental Indenture, dated as of February 18, 2011, by and among Kansas Gas and Electric Company, The Bank of New York Mellon Trust Company, N.A. and Richard Tarnas (filed as Exhibit 4.1 to the Form 8-K filed on February 22, 2011)

10(a)	Credit Agreement dated as of February 18, 2011, among Westar Energy, Inc., and several banks and other financial institutions or entities from time to time parties to the Agreement (filed as Exhibit 10.1 to the Form 8-K filed on February 22, 2011)

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended March 31, 2011

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended March 31, 2011

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended March 31, 2011 (furnished and not to be considered filed as part of the Form 10-Q)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAR ENERGY, INC.

Date:	May 5, 2011	By:	/s/ Mark A. Ruelle
Mark A. Ruelle,
Executive Vice President and Chief Financial Officer