Form 10-Q
period 2011-06-30
WESTAR ENERGY INC /KS
filed 2011-08-04
CIK 54507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer  ☒     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	115,812,605 shares
(Class)	(Outstanding at July 26, 2011)

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition
2010 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2010
AFUDC	Allowance for Funds Used During Construction
BACT	Best available control technology
CSAPR	Cross-State Air Pollution Rule
ECRR	Environmental Cost Recovery Rider
EPA	Environmental Protection Agency
EPS	Earnings per share
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
JEC	Jeffrey Energy Center
KCC	Kansas Corporation Commission
KCPL	Kansas City Power & Light Company
KDHE	Kansas Department of Health and Environment
KGE	Kansas Gas and Electric Company
La Cygne	La Cygne Generating Station
MMBtu	Millions of British Thermal Units
Moody’s	Moody’s Investors Service
MWh	Megawatt hours
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trust
NOx	Nitrogen Oxide
NRC	Nuclear Regulatory Commission
ONEOK	ONEOK, Inc.
OTC	Over-the-counter
PSD	Prevention of Significant Deterioration program
RECA	Retail energy cost adjustment
RSUs	Restricted share units
S&P	Standard & Poor’s Ratings Services
SCR	Selective catalytic reduction
SO2	Sulfur dioxide
SPP	Southwest Power Pool
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

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

WESTAR ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Par Values)

(Unaudited)

	June 30, 2011	December 31, 2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,282	$928
Accounts receivable, net of allowance for doubtful accounts of $5,657 and $5,729, respectively	269,056	227,700
Inventories and supplies, net	223,932	206,867
Energy marketing contracts	11,443	13,005
Taxes receivable	12,050	16,679
Deferred tax assets	8,637	30,248
Prepaid expenses	12,926	12,413
Regulatory assets	99,048	73,480
Other	21,924	20,289

Total Current Assets	664,298	601,609

PROPERTY, PLANT AND EQUIPMENT, NET	6,174,126	5,964,439

PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	339,253	345,037

OTHER ASSETS:
Regulatory assets	783,627	787,585
Nuclear decommissioning trust	134,547	126,990
Energy marketing contracts	8,135	9,472
Other	219,162	244,506

Total Other Assets	1,145,471	1,168,553

TOTAL ASSETS	$8,323,148	$8,079,638

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$61
Current maturities of long-term debt of variable interest entities	26,991	30,155
Short-term debt	471,000	226,700
Accounts payable	173,225	187,954
Accrued taxes	50,871	45,534
Energy marketing contracts	8,563	9,670
Accrued interest	51,444	77,771
Regulatory liabilities	35,512	28,284
Other	154,480	176,717

Total Current Liabilities	972,086	782,846

LONG-TERM LIABILITIES:
Long-term debt, net	2,491,015	2,490,871
Long-term debt of variable interest entities, net	270,034	278,162
Deferred income taxes	1,054,666	1,102,625
Unamortized investment tax credits	155,209	101,345
Regulatory liabilities	137,579	135,754
Deferred regulatory gain from sale-leaseback	94,793	97,541
Accrued employee benefits	437,770	483,769
Asset retirement obligations	129,458	125,999
Energy marketing contracts	—	10
Other	89,829	66,878

Total Long-Term Liabilities	4,860,353	4,882,954

COMMITMENTS AND CONTINGENCIES (See Notes 8 and 9)
TEMPORARY EQUITY	—	3,465

EQUITY:
Westar Energy Shareholders’ Equity:
Cumulative preferred stock, par value $100 per share; authorized 600,000 shares; issued and outstanding 214,363 shares	21,436	21,436
Common stock, par value $5 per share; authorized 275,000,000 shares and 150,000,000 shares, respectively; issued and outstanding 115,717,345 shares and 112,128,068 shares, respectively	578,586	560,640
Paid-in capital	1,458,490	1,398,580
Retained earnings	425,273	423,647

Total Westar Energy Shareholders’ Equity	2,483,785	2,404,303

Noncontrolling Interests	6,924	6,070

Total Equity	2,490,709	2,410,373

TOTAL LIABILITIES AND EQUITY	$8,323,148	$8,079,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,
	2011	2010
REVENUES	$524,892	$495,181

OPERATING EXPENSES:
Fuel and purchased power	152,973	137,116
Operating and maintenance	137,254	121,810
Depreciation and amortization	71,089	67,107
Selling, general and administrative	55,970	48,154

Total Operating Expenses	417,286	374,187

INCOME FROM OPERATIONS	107,606	120,994

OTHER INCOME (EXPENSE):
Investment earnings (losses)	1,374	(655)
Other income	2,557	1,041
Other expense	(3,113)	(2,403)

Total Other Income (Expense)	818	(2,017)

Interest expense	43,300	43,289

INCOME BEFORE INCOME TAXES	65,124	75,688
Income tax expense	19,599	21,158

NET INCOME	45,525	54,530
Less: Net income attributable to noncontrolling interests	1,396	1,219

NET INCOME ATTRIBUTABLE TO WESTAR ENERGY	44,129	53,311
Preferred dividends	242	242

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$43,887	$53,069

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY (See Note 2)	$0.38	$0.47
Average equivalent common shares outstanding	114,908,123	111,522,803
DIVIDENDS DECLARED PER COMMON SHARE	$0.32	$0.31

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
REVENUES	$1,006,611	$955,011

OPERATING EXPENSES:
Fuel and purchased power	287,157	270,916
Operating and maintenance	274,606	242,983
Depreciation and amortization	141,348	134,037
Selling, general and administrative	104,734	94,080

Total Operating Expenses	807,845	742,016

INCOME FROM OPERATIONS	198,766	212,995

OTHER INCOME (EXPENSE):
Investment earnings	3,342	1,102
Other income	4,806	1,895
Other expense	(8,482)	(6,897)

Total Other Expense	(334)	(3,900)

Interest expense	86,838	87,905

INCOME BEFORE INCOME TAXES	111,594	121,190
Income tax expense	33,112	34,979

NET INCOME	78,482	86,211
Less: Net income attributable to noncontrolling interests	2,770	2,220

NET INCOME ATTRIBUTABLE TO WESTAR ENERGY	75,712	83,991
Preferred dividends	485	485

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$75,227	$83,506

BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY (See Note 2):
Basic earnings per common share	$0.66	$0.75
Diluted earnings per common share	$0.65	$0.75
Average equivalent common shares outstanding	114,396,909	111,224,830
DIVIDENDS DECLARED PER COMMON SHARE	$0.64	$0.62

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$78,482	$86,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141,348	134,037
Amortization of nuclear fuel	5,913	12,832
Amortization of deferred regulatory gain from sale-leaseback	(2,748)	(2,748)
Amortization of corporate-owned life insurance	12,041	9,348
Non-cash compensation	4,889	5,262
Net changes in energy marketing assets and liabilities	417	(805)
Accrued liability to certain former officers	1,180	802
Net deferred income taxes and credits	26,645	56,227
Stock-based compensation excess tax benefits	(727)	(411)
Allowance for equity funds used during construction	(3,421)	(1,084)
Changes in working capital items:
Accounts receivable	(44,249)	(56,536)
Inventories and supplies	(16,682)	(9,259)
Prepaid expenses and other	(28,608)	10,403
Accounts payable	17,013	52,422
Accrued taxes	10,173	51,692
Other current liabilities	(85,444)	(91,108)
Changes in other assets	(13,673)	19,340
Changes in other liabilities	(31,102)	(37,807)

Cash Flows from Operating Activities	71,447	238,818

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(345,550)	(237,645)
Purchase of securities within trusts	(34,560)	(166,916)
Sale of securities within trusts	33,821	167,209
Investment in corporate-owned life insurance	(18,845)	(18,884)
Proceeds from investment in corporate-owned life insurance	744	875
Proceeds from federal grant	3,746	—
Investment in affiliated company	(909)	—
Other investing activities	2,354	(395)

Cash Flows used in Investing Activities	(359,199)	(255,756)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	242,091	(2,000)
Retirements of long-term debt	(191)	(980)
Retirements of long-term debt of variable interest entities	(10,903)	(10,450)
Repayment of capital leases	(931)	(1,174)
Borrowings against cash surrender value of corporate-owned life insurance	64,875	71,309
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(3,020)	(2,233)
Stock-based compensation excess tax benefits	727	411
Issuance of common stock	69,220	27,288
Distributions to shareholders of noncontrolling interests	(1,916)	(2,094)
Cash dividends paid	(67,846)	(63,676)

Cash Flows from Financing Activities	292,106	16,401

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,354	(537)
CASH AND CASH EQUIVALENTS:
Beginning of period	928	3,860

End of period	$5,282	$3,323

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in Thousands)

(Unaudited)

	Westar Energy Shareholders				Noncontrolling interests	Total equity
	Cumulative preferred stock	Common stock	Paid-in capital	Retained earnings
Balance at December 31, 2009	$21,436	$545,360	$1,339,790	$360,199	$—	$2,266,785

Net income	—	—	—	83,991	2,220	86,211
Issuance of common stock	—	7,999	26,199	—	—	34,198
Preferred dividends	—	—	—	(485)	—	(485)
Dividends on common stock	—	—	—	(69,496)	—	(69,496)
Transfer to temporary equity	—	—	(11)	—	—	(11)
Amortization of restricted stock	—	—	4,719	—	—	4,719
Stock compensation and tax benefit	—	—	(2,846)	—	—	(2,846)
Consolidation of noncontrolling interests	—	—	—	—	3,435	3,435
Distributions to shareholders of noncontrolling interests	—	—	—	—	(2,092)	(2,092)

Balance at June 30, 2010	$21,436	$553,359	$1,367,851	$374,209	$3,563	$2,320,418

Balance at December 31, 2010	$21,436	$560,640	$1,398,580	$423,647	$6,070	$2,410,373

Net income	—	—	—	75,712	2,770	78,482
Issuance of common stock	—	17,946	61,102	—	—	79,048
Preferred dividends	—	—	—	(485)	—	(485)
Dividends on common stock	—	—	—	(73,601)	—	(73,601)
Transfer from temporary equity	—	—	3,465	—	—	3,465
Amortization of restricted stock	—	—	4,267	—	—	4,267
Stock compensation and tax benefit	—	—	(8,924)	—	—	(8,924)
Distributions to shareholders of noncontrolling interests	—	—	—	—	(1,916)	(1,916)

Balance at June 30, 2011	$21,436	$578,586	$1,458,490	$425,273	$6,924	$2,490,709

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

We provide electric generation, transmission and distribution services to approximately 688,000 customers in Kansas. Westar Energy provides these services in central and northeastern Kansas, including the cities of Topeka, Lawrence, Manhattan, Salina and Hutchinson. Kansas Gas and Electric Company (KGE), Westar Energy’s wholly owned subsidiary, provides these services in south-central and southeastern Kansas, including the city of Wichita. Both Westar Energy and KGE conduct business using the name Westar Energy. Our corporate headquarters is located at 818 South Kansas Avenue, Topeka, Kansas 66612.

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

Use of Management’s Estimates

When we prepare our condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to bad debts, inventories, valuation of commodity contracts, depreciation, unbilled revenue, valuation of investments, valuation of our energy marketing portfolio, forecasted fuel costs included in our retail energy cost adjustment (RECA) billed to customers, income taxes, pension and other post-retirement benefits, our asset retirement obligations including the decommissioning of Wolf Creek, environmental issues, VIEs, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three and six months ended June 30, 2011, are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Borrowed funds	$1,562	$948	$3,062	$1,692
Equity funds	1,669	630	3,421	1,084

Total	$3,231	$1,578	$6,483	$2,776

Average AFUDC Rates	4.2%	2.3%	4.4%	2.3%

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

The following table reconciles our basic and diluted EPS from net income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars In Thousands, Except Per Share Amounts)
Net income	$45,525	$54,530	$78,482	$86,211
Less: Net income attributable to noncontrolling interests	1,396	1,219	2,770	2,220

Net income attributable to Westar Energy	44,129	53,311	75,712	83,991
Less: Preferred dividends	242	242	485	485
Net income allocated to RSUs	19	298	138	466

Net income allocated to common stock	$43,868	$52,771	$75,089	$83,040

Weighted average equivalent common shares outstanding – basic	114,908,123	111,522,803	114,396,909	111,224,830
Effect of dilutive securities:
RSUs	182,384	118,083	169,165	73,190
Forward sale agreements	1,846,084	86,431	1,779,107	29,387
Employee stock options	—	—	—	107

Weighted average equivalent common shares outstanding – diluted (a)	116,936,591	111,727,317	116,345,181	111,327,514

Earnings per common share, basic	$0.38	$0.47	$0.66	$0.75
Earnings per common share, diluted	$0.38	$0.47	$0.65	$0.75

(a)	For the three and six months ended June 30, 2011, and three months ended June 30, 2010, we did not have any antidilutive shares. For the six months ended June 30, 2010, potentially dilutive shares not included in the denominator because they are antidilutive totaled 889 shares.

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2011	2010
	(In Thousands)
CASH PAID FOR (RECEIVED FROM):
Interest on financing activities, net of amount capitalized	$72,225	$73,221
Interest on financing activities of VIEs	9,335	10,335
Income taxes, net of refunds	1,113	(44,272)
NON-CASH INVESTING TRANSACTIONS:
Property, plant and equipment additions	73,989	23,763
Property, plant and equipment additions of VIEs	—	356,964
Jeffrey Energy Center (JEC) 8% leasehold interest	—	(108,706)
NON-CASH FINANCING TRANSACTIONS:
Issuance of common stock for reinvested dividends and compensation plans	7,909	8,361
Debt of VIEs	—	337,951
Capital lease for JEC 8% leasehold interest	—	(106,423)
Assets acquired through capital leases	41,901	321

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

We record cash and cash equivalents, short-term borrowings and variable rate debt on our consolidated balance sheets at cost, which approximates fair value. We measure the fair value of fixed-rate debt based on quoted market prices for the same or similar issues or on the current rates offered for instruments of the same remaining maturities and redemption provisions. The recorded amount of accounts receivable and other current financial instruments approximates fair value.

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

We measure fair value based on information available as of the measurement date. The following table provides the carrying values and measured fair values of our financial instruments as of June 30, 2011, and December 31, 2010.

	As of June 30, 2011		As of December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
Fixed-rate debt	$2,373,243	$2,493,903	$2,373,373	$2,570,648
Fixed-rate debt of VIEs	294,993	340,001	308,317	341,328

Recurring Fair Value Measurements

The following table provides the amounts and their corresponding level of hierarchy for our assets and liabilities that are measured at fair value.

	Level 1	Level 2	Level 3	Total
	(In Thousands)
As of June 30, 2011
Assets:
Energy Marketing Contracts	$—	$1,858	$17,720	$19,578
Nuclear Decommissioning Trust:
Domestic equity	—	53,373	3,111	56,484
International equity	—	26,879	—	26,879
Core bonds	—	21,736	—	21,736
High-yield bonds	—	9,415	—	9,415
Emerging market bonds	—	5,643	—	5,643
Combination debt/equity fund	—	7,665	—	7,665
Real estate securities	—	—	3,296	3,296
Cash equivalents	3,429	—	—	3,429

Total Nuclear Decommissioning Trust	3,429	124,711	6,407	134,547

Trading Securities:
Domestic equity	—	21,975	—	21,975
International equity	—	5,344	—	5,344
Core bonds	—	14,600	—	14,600

Total Trading Securities	—	41,919	—	41,919

Treasury Yield Hedges	—	6,530	—	6,530

Total Assets Measured at Fair Value	$3,429	$175,018	$24,127	$202,574

Liabilities:
Energy Marketing Contracts	$—	$1,736	$6,827	$8,563

As of December 31, 2010
Assets:
Energy Marketing Contracts	$2,432	$6,258	$13,787	$22,477
Nuclear Decommissioning Trust:
Domestic equity	—	60,586	2,867	63,453
International equity	—	18,966	—	18,966
Core bonds	—	31,906	—	31,906
High-yield bonds	—	9,267	305	9,572
Real estate securities	—	—	3,049	3,049
Cash equivalents	44	—	—	44

Total Nuclear Decommissioning Trust	44	120,725	6,221	126,990

Trading Securities:
Domestic equity	—	21,207	—	21,207
International equity	—	5,128	—	5,128
Core bonds	—	13,077	—	13,077

Total Trading Securities	—	39,412	—	39,412

Treasury Yield Hedges	—	7,711	—	7,711

Total Assets Measured at Fair Value	$2,476	$174,106	$20,008	$196,590

Liabilities:
Energy Marketing Contracts	$1,888	$5,820	$1,972	$9,680

We do not offset the fair value of energy marketing contracts executed with the same counterparty. As of June 30, 2011, we had recorded $0.1 million for our right to reclaim cash collateral and $1.0 million for our obligation to return cash collateral. As of December 31, 2010, we had no right to reclaim cash collateral and had recorded $0.7 million for our obligation to return cash collateral.

The following table provides reconciliations of assets and liabilities measured at fair value using significant level 3 inputs for the three and six months ended June 30, 2011.

	Energy Marketing Contracts, net		Nuclear Decommissioning Trust			Net Balance
			Domestic Equity	High-yield Bonds	Real Estate Securities
	(In Thousands)
Balance as of March 31, 2011	$12,006		$3,058	$—	$3,049	$18,113
Total realized and unrealized gains (losses) included in:
Earnings (a)	(68)		—	—	—	(68)
Regulatory assets	(373	)(b)	—	—	—	(373)
Regulatory liabilities	(65	)(b)	(133)	—	248	50
Purchases	(329)		189	—	23	(117)
Sales	(987)		(3)	—	(24)	(1,014)
Settlements	709		—	—	—	709

Balance as of June 30, 2011	$10,893		$3,111	$—	$3,296	$17,300

Balance as of December 31, 2010	$11,815		$2,867	$305	$3,049	$18,036
Total realized and unrealized gains (losses) included in:
Earnings (a)	(266)		—	—	—	(266)
Regulatory assets	(391	)(b)	—	—	—	(391)
Regulatory liabilities	535	(b)	(101)	—	248	682
Purchases	(1,072)		361	—	23	(688)
Sales	(93)		(16)	(305)	(24)	(438)
Settlements	365		—	—	—	365

Balance as of June 30, 2011	$10,893		$3,111	$—	$3,296	$17,300

(a)	Unrealized and realized gains and losses included in earnings are reported in revenues.
(b)	Includes changes in the fair value of certain fuel supply and electricity contracts.

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

A portion of the gains and losses contributing to changes in net assets in the above table is unrealized. The following tables summarize the unrealized gains and losses we recorded on our consolidated financial statements during the three and six months ended June 30, 2011 and 2010, attributed to level 3 assets and liabilities.

	Three Months Ended June 30, 2011
	Energy Marketing Contracts, net		Nuclear Decommissioning Trust			Net Balance
			Domestic Equity	High-yield Bonds	Real Estate Securities
	(In Thousands)
Total unrealized gains (losses) included in:
Earnings (a)	$(33)		$—	$—	$—	$(33)
Regulatory assets	(252	)(b)	—	—	—	(252)
Regulatory liabilities	(89	)(b)	(136)	—	225	—

Total	$(374)		$(136)	$—	$225	$(285)

	Six Months Ended June 30, 2011
Total unrealized gains (losses) included in:
Earnings (a)	$(305)		$—	$—	$—	$(305)
Regulatory assets	(261	)(b)	—	—	—	(261)
Regulatory liabilities	511	(b)	(117)	—	225	619

Total	$(55)		$(117)	$—	$225	$53

(a)	Unrealized gains and losses included in earnings are reported in revenues.
(b)	Includes changes in the fair value of certain fuel supply and electricity contracts.

	Three Months Ended June 30, 2010
	Energy Marketing Contracts, net		Nuclear Decommissioning Trust			Net Balance
			Domestic Equity	High-yield Bonds	Real Estate Securities
	(In Thousands)
Total unrealized gains (losses) included in:
Earnings (a)	$17		$—	$—	$—	$17
Regulatory assets	(1,958	)(b)	—	—	—	(1,958)
Regulatory liabilities	1,975	(b)	53	143	(7)	2,164

Total	$34		$53	$143	$(7)	$223

	Six Months Ended June 30, 2010

Total unrealized gains (losses) included in:
Earnings (a)	$(180)		$—	$—	$—	$(180)
Regulatory assets	2,583	(b)	—	—	—	2,583
Regulatory liabilities	5,226	(b)	135	381	(863)	4,879

Total	$7,629		$135	$381	$(863)	$7,282

(a)	Unrealized gains and losses included in earnings are reported in revenues.
(b)	Includes changes in the fair value of certain fuel supply and electricity contracts.

Some of our investments in the NDT and all of our trading securities do not have readily determinable fair values and are either with investment companies or companies that follow accounting guidance consistent with investment companies. In certain situations these investments may have redemption restrictions. The following table provides additional information on these investments.

	As of June 30, 2011		As of December 31, 2010		As of June 30, 2011
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Frequency	Length of Settlement
	(In thousands)
Nuclear Decommissioning Trust:
Domestic equity	$3,111	$2,162	$2,867	$2,523	(a)	(a)
High-yield bonds	—	—	305	—	(b)	(b)
Real estate securities	3,296	—	3,049	—	(c)	(c)

Total Nuclear Decommissioning Trust	$6,407	$2,162	$6,221	$2,523

Trading Securities:
Domestic equity	$21,975	$—	$21,207	$—	Upon Notice	1 day
International equity	5,344	—	5,128	—	Upon Notice	1 day
Core bonds	14,600	—	13,077	—	Upon Notice	1 day

Total Trading Securities	41,919	—	39,412	—

Total	$48,326	$2,162	$45,633	$2,523

(a)	This investment is in two long-term private equity funds that do not permit early withdrawal. Our investments in these funds cannot be distributed until the underlying investments have been liquidated which may take years from the date of initial liquidation. One fund has begun to make distributions and we expect the other to begin in 2013.
(b)	We completely settled this fund in the first quarter of 2011.
(c)	The nature of this investment requires relatively long holding periods which do not necessarily accommodate ready liquidity. In addition, adverse financial conditions affecting residential and commercial real estate markets have further limited liquidity associated with this investment.

Derivative Instruments

Cash Flow Hedges

In 2010, we entered into treasury yield hedge transactions for a total notional amount of $100.0 million in an attempt to manage our interest rate risk associated with a future anticipated issuance of fixed-rate debt, which is probable to occur within 18 months of the initial treasury yield hedge transaction date. Such transactions are designated and qualify as cash flow hedges and are measured at fair value by estimating the net present value of a series of payments using market-based models with observable inputs, such as the spread between the 30-year U.S. Treasury bill yield and the contracted, fixed yield. As a result of regulatory accounting treatment, we report the effective portion of the gain or loss on these derivative instruments as a regulatory liability or regulatory asset and will amortize such amounts to interest expense over the life of the related debt. We record hedge ineffectiveness gains in other income and hedge ineffectiveness losses in other expense on our consolidated statements of income. As of June 30, 2011, and December 31, 2010, the fair value of the treasury yield hedge transactions was $6.5 million and $7.7 million, respectively, which we recorded in other current assets and other assets, respectively, on our consolidated balance sheets. We also recorded these same amounts in current regulatory liabilities and long-term regulatory liabilities, respectively, on our consolidated balance sheets to reflect the effective portion of the gains on these transactions as of June 30, 2011, and December 31, 2010.

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

The following table presents the fair value of commodity derivative instruments reflected on our consolidated balance sheets.

Commodity Derivatives Not Designated as Hedging Instruments as of June 30, 2011

Asset Derivatives		Liability Derivatives
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)		(In thousands)
Current assets:		Current liabilities:
Energy marketing contracts	$11,443	Energy marketing contracts	$8,563
Other assets:
Energy marketing contracts	8,135

Total	$19,578

Commodity Derivatives Not Designated as Hedging Instruments as of December 31, 2010

Asset Derivatives		Liability Derivatives
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)		(In thousands)
Current assets:		Current liabilities:
Energy marketing contracts	$13,005	Energy marketing contracts	$9,670
Other assets:		Long-term liabilities:
Energy marketing contracts	9,472	Energy marketing contracts	10

Total	$22,477	Total	$9,680

The following table presents how changes in the fair value of commodity derivative instruments affected our consolidated financial statements for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
Location	Net Gain Recognized	Net Loss Recognized	Net Gain Recognized	Net Loss Recognized
	(In thousands)
Revenues increase (decrease)	$956	$—	$—	$(599)
Regulatory liabilities decrease	—	(994)	—	(1,207)

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
Revenues decrease	$—	$(946)	$—	$(1,810)
Regulatory assets increase (decrease)	—	39	(7,155)	—
Regulatory liabilities increase	1,548	—	4,927	—

As of June 30, 2011, and December 31, 2010, we had under contract the following commodity derivatives.

		Net Quantity as of
	Unit of Measure	June 30, 2011	December 31, 2010
Electricity	MWh	2,654,703	2,791,966
Natural Gas	MMBtu	2,664,000	1,150,000

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

We have derivative instruments with commodity exchanges and other counterparties that do not contain objective credit-risk-related contingent features. However, certain of our derivative instruments contain collateral provisions subject to credit agency ratings of our senior unsecured debt. If our senior unsecured debt ratings were to decrease or fall below investment grade, the counterparties to the derivative instruments, pursuant to the provisions, could require collateralization on derivative instruments. The aggregate fair value of all derivative instruments with objective credit-risk-related contingent features that were in a liability position as of June 30, 2011, and December 31, 2010, was $6.6 million and $1.6 million, respectively, for which we had posted $1.6 million of collateral, including independent amounts, as of June 30, 2011, and no collateral as of December 31, 2010. If all credit-risk-related contingent features underlying these agreements had been triggered as of June 30, 2011, and December 31, 2010, we would have been required to provide to our counterparties $2.0 million and $1.6 million, respectively, of additional collateral after taking into consideration the offsetting impact of derivative assets and net accounts receivable.

4. FINANCIAL INVESTMENTS

We report some of our investments in debt and equity securities at fair value and use the specific identification method to determine their realized gains and losses. We classify these investments as either trading securities or available-for-sale securities as described below.

Trading Securities

We have equity and debt investments in a trust used to fund retirement benefits that we classify as trading securities. We include unrealized gains or losses on these securities in investment earnings on our consolidated statements of income. During the three and six months ended June 30, 2011, we recorded gains on these securities of $0.6 million and $2.5 million, respectively. We recorded unrealized losses of $2.6 million and $1.1 million, respectively, during the three and six months ended June 30, 2010.

Available-for-Sale Securities

We hold investments in equity, debt and real estate securities in a trust fund for the purpose of funding the decommissioning of Wolf Creek. We have classified these investments as available-for-sale and have recorded all such investments at their fair market value as of June 30, 2011, and December 31, 2010. At June 30, 2011, investments in the NDT fund were allocated 42% to domestic equity, 20% to international equity, 16% to core bonds, 7% to high-yield bonds, 4% to emerging market bonds, 6% to combined debt/equity funds, 2% to real estate securities and 3% to cash and cash equivalents. The core bond fund has a requirement that at least 80% of funds are invested in investment grade U.S. corporate and government fixed income securities, including mortgage-backed securities. As of June 30, 2011, the fair value of available-for-sale debt securities in the core, high-yield and emerging market bond funds was $36.8 million. As of June 30, 2011, we had not invested in debt securities outside of investment funds.

Using the specific identification method to determine cost, we realized gains on our available-for-sale securities of $0.3 million and $1.3 million, respectively, during the three and six months ended June 30, 2011. During the three and six months ended June 30, 2010, we realized gains of $12.6 million and $13.5 million, respectively, on these securities. We record net realized and unrealized gains and losses in regulatory liabilities on our consolidated balance sheets. This reporting is consistent with the method we use to account for the decommissioning costs we recover in our prices. Gains or losses on assets in the trust fund are recorded as increases or decreases to regulatory liabilities and could result in lower or higher funding requirements for decommissioning costs, which we believe would be reflected in the prices paid by our customers.

The following table presents the costs and fair values of investments in the NDT fund as of June 30, 2011, and December 31, 2010.

		Gross Unrealized
Security Type	Cost	Gain	Loss	Fair Value
	(In Thousands)
As of June 30, 2011:
Domestic equity	$49,988	$6,768	$(272)	$56,484
International equity	24,225	2,654	—	26,879
Core bonds	21,457	279	—	21,736
High-yield bonds	9,071	344	—	9,415
Emerging market bonds	5,234	409	—	5,643
Combination debt/equity fund	7,601	64	—	7,665
Real estate securities	6,229	—	(2,933)	3,296
Cash equivalents	3,429	—	—	3,429

Total	$127,234	$10,518	$(3,205)	$134,547

As of December 31, 2010:
Domestic equity	$58,592	$4,972	$(111)	$63,453
International equity	17,249	1,717	—	18,966
Core bonds	32,054	—	(148)	31,906
High-yield bonds	9,086	486	—	9,572
Real estate securities	6,207	—	(3,158)	3,049
Cash equivalents	44	—	—	44

Total	$123,232	$7,175	$(3,417)	$126,990

The following table presents the fair value and gross unrealized losses of the available-for-sale securities held in the NDT fund aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2011, and December 31, 2010.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
As of June 30, 2011:
Domestic equity	$2,257	$(272)	$—	$—	$2,257	$(272)
Real estate securities	—	—	3,296	(2,933)	3,296	(2,933)

Total	$2,257	$(272)	$3,296	$(2,933)	$5,553	$(3,205)

As of December 31, 2010:
Domestic equity	$2,867	$(111)	$—	$—	$2,867	$(111)
Core bonds	31,906	(148)	—	—	31,906	(148)
Real estate securities	—	—	3,049	(3,158)	3,049	(3,158)

Total	$34,773	$(259)	$3,049	$(3,158)	$37,822	$(3,417)

5. RATE MATTERS AND REGULATION

KCC Proceedings

On May 27, 2011, the Kansas Corporation Commission (KCC) issued an order allowing us to adjust our prices to include costs associated with environmental investments made in 2010. The new prices were effective June 1, 2011, and are expected to increase our annual retail revenues by approximately $10.4 million.

We have a 50% interest in La Cygne Generating Station (La Cygne). Kansas City Power & Light Company (KCPL) is a 50% joint owner and the operator of the plant. On February 23, 2011, KCPL filed an application requesting that the KCC predetermine the ratemaking principles for and determine the appropriateness of approximately $1.2 billion of environmental upgrades proposed for La Cygne to comply with environmental regulations. We intervened in the proceeding. The KCC ruled in the May 27, 2011, order noted above that it would not approve recovery of our share of expenditures for environmental upgrades at La Cygne through the price adjustment approved in the order until the KCC’s investigation and analysis of the proposed upgrades is completed. In the KCPL proceeding, KCPL, KCC Staff and we agree that the La Cygne environmental upgrades should be completed as described in the application. Technical hearings on this matter concluded in mid July 2011 and the KCC is expected to issue a final order in late August 2011. If we are unable to collect the costs of La Cygne environmental upgrades through the environmental cost recovery rider (ECRR), we will experience an increase in the time between making these investments and having the costs reflected in the prices we charge our customers. This could also impact the amount we charge customers, and our plans to execute this project in part or whole could change. If the KCC were to rule against completing the environmental upgrades at La Cygne, we would not be able to comply with the aforementioned environmental regulations, which could ultimately result in shutting the plant down and requiring us to procure more expensive sources of power.

On April 11, 2011, the KCC issued an order allowing us to adjust our prices, subject to final KCC review, to include updated transmission costs as reflected in our transmission formula rate discussed below. The new prices were effective April 14, 2011, and are expected to increase our annual retail revenues by $17.4 million. We expect the KCC to issue a final order on our request in the third quarter of 2011.

FERC Proceedings

Our transmission formula rate that includes projected 2011 transmission capital expenditures and operating costs became effective January 1, 2011, and is expected to increase our annual transmission revenues by $15.9 million. This updated rate provided the basis for our request with the KCC to adjust our retail prices to include updated transmission costs as noted above.

6. SHORT-TERM DEBT

Westar Energy has a $730.0 million revolving credit facility with a syndicate of banks that terminates on March 17, 2012. As of June 30, 2011, $471.0 million had been borrowed and an additional $15.6 million of letters of credit had been issued under this revolving credit facility. As of December 31, 2010, $226.7 million had been borrowed and an additional $21.5 million of letters of credit had been issued under this revolving credit facility.

In February 2011, Westar Energy entered into a new revolving credit facility with a similar syndicate of banks for an additional $270.0 million. The commitments under this facility terminate on February 18, 2015. As of June 30, 2011, Westar Energy had neither borrowed monies nor issued letters of credit under this revolving credit facility.

7. TAXES

We recorded income tax expense of $19.6 million with an effective tax rate of 30% for the three months ended June 30, 2011, and income tax expense of $21.2 million with an effective income tax rate of 28% for the same period of 2010; and income tax expense of $33.1 million with an effective income tax rate of 30% for the six months ended June 30, 2011, and income tax expense of $35.0 million with an effective income tax rate of 29% for the same period of 2010. The increases in the effective income tax rates for the three and six months ended June 30, 2011, were due primarily to decreases in non-taxable income from corporate-owned life insurance in 2011 compared to 2010 and the settlement of the Internal Revenue Service’s examination of the 2009 tax year in the second quarter of 2011.

In 2010, we established a valuation allowance of $51.9 million against the unused state investment tax credits of $116.2 million. This valuation allowance was reversed during the second quarter of 2011 due to a state law change which extended the state investment tax credit carryforward period from 10 to 16 years.

At June 30, 2011, and December 31, 2010, our liability for unrecognized income tax benefits was $2.8 million and $1.9 million, respectively. The net increase in the liability for unrecognized income tax benefits was largely attributable to tax positions taken with respect to the capitalization of plant related expenditures. We do not expect any significant changes in this liability in the next 12 months.

As of June 30, 2011, and December 31, 2010, we had $0.4 million accrued for interest on our liability related to unrecognized income tax benefits. We accrued no penalties at either June 30, 2011, or December 31, 2010.

As of June 30, 2011, and December 31, 2010, we had recorded $3.6 million for probable assessments of taxes other than income taxes.

8. COMMITMENTS AND CONTINGENCIES

Federal Clean Air Act

We must comply with the Federal Clean Air Act, state laws and implementing regulations that impose, among other things, limitations on emissions generated during our operations, including sulfur dioxide (SO2), particulate matter, nitrogen oxides (NOx) and mercury. In addition, we must comply with the provisions of the Federal Clean Air Act Amendments of 1990 that require reductions in SO2 and NOx.

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

Under the Federal Clean Air Act, the Environmental Protection Agency (EPA) sets National Ambient Air Quality Standards (NAAQS) for six criteria emissions considered harmful to public health and the environment, including particulate matter, NOx, ozone and SO2, which result from coal combustion. Areas meeting the NAAQS are designated attainment areas while those that do not meet the NAAQS are considered nonattainment areas. In 2009, KDHE proposed to designate portions of the Kansas City area nonattainment for the 8-hour ozone standard, which has the potential to impact our operations. Each state must develop a plan to bring nonattainment areas into compliance with the NAAQS. NAAQS must be reviewed by the EPA at five-year intervals.

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

The ECRR allows for the more timely inclusion in retail prices of the costs of capital expenditures associated with environmental improvements, including those required by the Federal Clean Air Act. In order to change our prices to recognize increased operating and maintenance costs, however, we must file a general rate case with the KCC. Moreover, as previously discussed, presently we are not allowed to use the ECRR to recover costs associated with proposed environmental upgrades at La Cygne while the KCC is reviewing the proposed upgrades. Upon the conclusion of that review, we expect to learn whether or not we can reinstate the ECRR for La Cygne.

Air Emissions

In July 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR) which requires 27 states, including Kansas, to further reduce power plant emissions of SO2 and NOx. Under CSAPR, reductions in annual SO2 and NOx emissions are required to begin January 1, 2012, with further reductions required beginning January 1, 2014. The EPA is issuing federal implementation plans for each state covered by CSAPR, but is allowing states to submit their own implementation plans starting as early as 2013.

There are a number of uncertainties relating to CSAPR, including how Kansas will implement the requirements. In addition, the implementation timeline for CSAPR is abbreviated in comparison to EPA precedent for regulations of similar magnitude. To comply with the rule on January 1, 2012, we expect that we must modify the way in which we use our power plants, purchase power or purchase emission allowances, as there is insufficient time to install equipment needed to reduce emissions to the levels required by the rule. We could incur substantial fines and penalties for noncompliance. We cannot yet determine the impact this new rule will have on our operations or consolidated financial results, but it could be material.

Greenhouse Gases

Under EPA regulations finalized in May 2010, known as the tailoring rule, the EPA began regulating greenhouse gas (GHG) emissions from certain stationary sources in January 2011. The regulations are being implemented pursuant to two Federal Clean Air Act programs: the Title V Operating Permit program and the program requiring a permit if undergoing construction or major modifications, which is referred to as the Prevention of Significant Deterioration program (PSD). Obligations relating to Title V permits will include recordkeeping and monitoring requirements. With respect to PSD permits, projects that cause a significant increase in GHG emissions (currently defined to be more than 75,000 tons or more per year or 100,000 tons or more per year, depending on various factors), will be required to implement best available control technology (BACT). The EPA has issued guidance on what BACT entails for the control of GHGs and individual states are now required to determine what controls are required for facilities within their jurisdiction on a case-by-case basis. We cannot at this time determine the impact of these new regulations on our operations and consolidated financial results, but we believe the cost of compliance with new regulations could be material.

Renewable Energy Standard

In May 2009, Kansas enacted legislation that mandates, among other requirements, that more energy be derived from renewable sources. In years 2011 through 2015 net renewable generation capacity must be 10% of the average peak demand for the three prior years, subject to limited exceptions. This requirement increases to 15% for years 2016 through 2019 and 20% for 2020 and thereafter. We have worked with third parties to develop approximately 300 MW of qualifying renewable generation facilities which, together with the use of renewable energy credits, we expect will allow us to meet the 2011 requirement. On December 14, 2010, we announced that we reached two separate agreements with third parties to purchase under 20-year supply contracts the renewable energy produced from approximately 370 MW of renewable generation beginning in late 2012. The KCC approved the agreements and the associated cost recovery in an order dated May 9, 2011. We expect these agreements, along with our prior development of renewable generation facilities, will satisfy our net renewable generation requirement through 2015 and contribute toward meeting the increased requirement beginning in 2016.

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

FERC Investigation

A non-public investigation by the Federal Energy Regulatory Commission (FERC) of our use of transmission service between July 2006 and February 2008 remains pending. In May 2009, FERC staff alleged that we improperly used secondary network transmission service to facilitate off-system wholesale power sales in violation of applicable FERC orders and Southwest Power Pool (SPP) tariffs. FERC staff first alleged we received $14.3 million of unjust profits through such activities. We sent a response to FERC staff disputing both the legal basis for its allegations and their factual underpinnings. Based on our response, FERC staff substantially revised downward its preliminary conclusions to allege that we received $3.0 million of unjust profits and failed to pay $3.2 million to the SPP for transmission service. In March 2010, we sent a response to FERC staff disputing its revised conclusions. We continue to believe that our use of transmission service was in compliance with FERC orders and SPP tariffs. We are unable to predict the outcome of this investigation or its impact on our consolidated financial results, but an adverse outcome could result in refunds and fines, the amounts of which could be material, and could potentially alter the manner in which we are permitted to buy and sell energy and use transmission service.

9. LEGAL PROCEEDINGS

In late 2002, one of our former executive officers resigned from his position and another executive officer was placed on administrative leave from his position. Following the completion of an investigation and the publication of a report prepared by a special committee of our board of directors, our board of directors determined that their employment was terminated for cause. In June 2003, we filed a demand for arbitration with the American Arbitration Association asserting claims against them arising out of their previous employment and seeking to avoid payment of compensation not yet paid to them under various plans and agreements. They filed counterclaims against us alleging substantial damages related to the termination of their employment and the publication of the report of the special committee. The arbitration was stayed in August 2004 pending final resolution of criminal charges filed against them in U.S. District Court in the District of Kansas. In August 2010, these criminal charges were dismissed and subsequently the stay of the arbitration was lifted. As of December 31, 2010, we had accrued liabilities of $80.6 million for compensation not yet paid to them and $8.3 million for legal fees and expenses they had incurred. In May 2011, we reached an agreement with Douglas T. Lake, one of the former executive officers, settling all contractual obligations and other claims. Pursuant to the agreement, we paid him approximately $21.0 million and we paid approximately $5.3 million for his legal fees and expenses. The accruals were reduced by the same amounts. As of June 30, 2011, we had accrued liabilities of $60.7 million for compensation not yet paid to David C. Wittig, the other former executive officer, and $3.1 million for his legal fees and expenses. In July 2011, we reached an agreement with Mr. Wittig settling all contractual obligations and other claims and providing for payments totaling approximately $36.0 million, the release of deferred stock for compensation shares and the payment of $3.1 million for his legal fees and expenses. The settlement with Mr. Wittig, and the reversal of approximately $22.0 million of previously accrued liabilities, will be recorded in our financial statements for the period ending September 30, 2011.

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

10. INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

The following table summarizes the net periodic costs for our pension and post-retirement benefit plans prior to the effects of capitalization.

	Pension Benefits		Post-retirement Benefits
Three Months Ended June 30,	2011	2010	2011	2010
	(In Thousands)
Components of Net Periodic Cost:
Service cost	$4,021	$3,445	$450	$330
Interest cost	9,960	9,854	1,704	1,754
Expected return on plan assets	(7,772)	(9,595)	(1,300)	(1,239)
Amortization of unrecognized:
Transition obligation, net	—	—	978	978
Prior service costs	303	697	723	533
Actuarial loss, net	5,915	4,347	97	59

Net periodic cost before regulatory adjustment	12,427	8,748	2,652	2,415
Regulatory adjustment	(5,641)	(3,117)	329	457

Net periodic cost	$6,786	$5,631	$2,981	$2,872

	Pension Benefits		Post-retirement Benefits
Six Months Ended June 30,	2011	2010	2011	2010
	(In Thousands)
Components of Net Periodic Cost:
Service cost	$8,038	$6,963	$902	$763
Interest cost	19,915	19,696	3,397	3,542
Expected return on plan assets	(15,544)	(19,192)	(2,501)	(2,599)
Amortization of unrecognized:
Transition obligation, net	—	—	1,956	1,956
Prior service costs	606	1,364	1,262	1,077
Actuarial loss, net	11,830	8,592	351	160

Net periodic cost before regulatory adjustment	24,845	17,423	5,367	4,899
Regulatory adjustment	(11,267)	(6,238)	626	887

Net periodic cost	$13,578	$11,185	$5,993	$5,786

During the six months ended June 30, 2011 and 2010, we contributed $41.1 million and $16.8 million, respectively, to the Westar Energy pension trust.

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

	Pension Benefits		Post-retirement Benefits
Three Months Ended June 30,	2011	2010	2011	2010
	(In Thousands)
Components of Net Periodic Cost:
Service cost	$1,219	$1,048	$29	$36
Interest cost	1,821	1,747	104	130
Expected return on plan assets	(1,428)	(1,347)	—	—
Amortization of unrecognized:
Transition obligation, net	13	14	14	14
Prior service costs	4	7	(8)	—
Actuarial loss, net	798	712	38	69

Net periodic cost before regulatory adjustment	2,427	2,181	177	249
Regulatory adjustment	(663)	(466)	—	—

Net periodic cost	$1,764	$1,715	$177	$249

	Pension Benefits		Post-retirement Benefits
Six Months Ended June 30,	2011	2010	2011	2010
	(In Thousands)
Components of Net Periodic Cost:
Service cost	$2,479	$2,072	$83	$90
Interest cost	3,685	3,471	229	260
Expected return on plan assets	(2,953)	(2,727)	—	—
Amortization of unrecognized:
Transition obligation, net	26	28	29	28
Prior service costs	8	14	—	—
Actuarial loss, net	1,793	1,318	114	138

Net periodic cost before regulatory adjustment	5,038	4,176	455	516
Regulatory adjustment	(1,320)	(788)	—	—

Net periodic cost	$3,718	$3,388	$455	$516

During the six months ended June 30, 2011 and 2010, we funded $7.1 million and $1.8 million, respectively, of Wolf Creek’s pension plan contribution.

12. COMMON STOCK

On May 19, 2011, Westar Energy’s shareholders approved an amendment to its Restated Articles of Incorporation to increase the number of shares of common stock authorized to be issued from 150.0 million to 275.0 million.

During the six months ended June 30, 2011, Westar Energy delivered approximately 3.1 million shares of common stock as partial settlement of the forward sale agreement entered into with a bank in April 2010. In connection with these settlement transactions, Westar Energy received proceeds of $66.3 million. Assuming physical share settlement of the approximately 1.2 million remaining shares of common stock under this agreement at June 30, 2011, Westar Energy would have received aggregate proceeds of approximately $25.8 million based on an average forward price of $22.42 per share.

During the six months ended June 30, 2011, Westar Energy did not deliver any shares of common stock under the forward sale agreement entered into with a bank in November 2010. Assuming physical share settlement of the approximately 8.5 million shares of common stock under this agreement at June 30, 2011, Westar Energy would have received aggregate proceeds of approximately $200.4 million based on an average forward price of $23.63 per share.

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

Financial Statement Impact

We have recorded the following assets and liabilities on our consolidated balance sheets as a result of consolidating the VIEs described above.

	As of June 30, 2011	As of December 31, 2010
	(In Thousands)
Assets:
Property, plant and equipment of variable interest entities, net	$339,253	$345,037
Regulatory asset (a)	4,503	3,963

Liabilities:
Current maturities of long-term debt of variable interest entities	$26,991	$30,155
Accrued interest (b)	4,711	5,064
Long-term debt of variable interest entities, net	270,034	278,162

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

14. LEASES

Capital Leases

We identify capital leases based on defined criteria. For both vehicles and computer equipment, new leases are signed each month based on the terms of master lease agreements. The lease term for vehicles is from two to seven years depending on the type of vehicle. Computer equipment has a lease term of four to five years.

On April 28, 2011, FERC issued an order approving a power supply agreement with the City of McPherson, Kansas. The agreement extends through May 2039. The terms of the agreement meet the criteria such that it is classified as a capital lease. Consequently, we recorded a $40.0 million capital lease.

Assets recorded under capital leases are listed below.

	June 30, 2011	December 31, 2010

	(In Thousands)
Vehicles	$14,177	$12,504
Computer equipment and software	1,749	5,551
Power supply agreement	39,969	—
Accumulated amortization	(5,805)	(8,744)

Total capital leases	$50,090	$9,311

Capital lease payments are treated as operating leases for rate making purposes. Minimum annual rental payments, excluding administrative costs such as property taxes, insurance and maintenance, under capital leases are listed below.

Total Capital Leases	June 30, 2011	December 31, 2010

	(In Thousands)
2011	$4,181	$2,110
2012	5,329	2,213
2013	5,097	1,908
2014	5,256	1,792
2015	4,336	1,391
Thereafter	71,046	1,157

	95,245	10,571
Amounts representing imputed interest	(45,155)	(1,260)

Present value of net minimum lease payments under capital leases	50,090	9,311
Less: current portion	2,807	1,797

Total long-term obligation under capital leases	$47,283	$7,514

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In Management’s Discussion and Analysis, we discuss our general financial condition, significant changes that occurred during 2011 and our operating results for the three and six months ended June 30, 2011 and 2010. As you read Management’s Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

SUMMARY OF SIGNIFICANT ITEMS

Earnings Per Share

Following is a summary of our net income and EPS.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
	(Thousands of Dollars, Except per Share Amounts)			(Thousands of Dollars, Except per Share Amounts)
Net income attributable to common stock	$43,887	$53,069	$(9,182)	$75,227	$83,506	$(8,279)
Earnings per common share, basic	0.38	0.47	(0.09)	0.66	0.75	(0.09)

Net income attributable to common stock decreased for the three and six months ended June 30, 2011, compared to the same periods last year due primarily to higher operating expenses offset partially by higher total retail revenues. For additional information regarding these changes, see the discussion under “—Operating Results” below.

Current Trends

From time to time we update current trends discussed in our 2010 Form 10-K. The following is to be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K.

Environmental Regulation

Environmental laws and regulations affecting power plants, which relate primarily to discharges into the air, air quality, discharges of effluents into water, the use of water, and the handling, disposal and clean-up of hazardous and non-hazardous substances and wastes, continue to evolve and have become more stringent and costly over time. We have incurred and will continue to incur significant capital and other expenditures, and could potentially have to limit the use of some of our power plants, to comply with existing and new environmental laws and regulations. While certain of these costs are recoverable through the ECRR, and ultimately we expect that all such costs will be reflected in the prices we are allowed to charge customers, we cannot assure that all such costs will be recoverable in a timely manner.

Air Emissions

In July 2011, the EPA finalized CSAPR which requires 27 states, including Kansas, to further reduce power plant emissions of SO2 and NOx. Under CSAPR, reductions in annual SO2 and NOx emissions are required to begin January 1, 2012, with further reductions required beginning January 1, 2014. The EPA is issuing federal implementation plans for each state covered by CSAPR, but is allowing states to submit their own implementation plans starting as early as 2013.

Additionally, also in July 2011, the EPA proposed to require six states, including Kansas, to make summertime reductions in NOx emissions under an ozone-season control program implemented under CSAPR. Reductions in ozone-season NOx under this proposal would begin May 1, 2012. The EPA expects to finalize this proposal by October 31, 2011.

There are a number of uncertainties relating to CSAPR, including how Kansas will implement the requirements, and whether the proposed rule relating to ozone-season NOx reductions will be finalized. In addition, the implementation timeline for the finalized portion of CSAPR is abbreviated in comparison to EPA precedent for regulations of similar magnitude. To comply with the rule on January 1, 2012, we expect that we must modify the way in which we use our power plants, purchase power or purchase emission allowances, as there is insufficient time to install equipment needed to reduce emissions to the levels required by the rule. We could incur substantial fines and penalties for noncompliance. We cannot yet determine the impact this new rule will have on our operations or consolidated financial results, but it could be material.

In March 2011, the EPA proposed Mercury and Air Toxic Standards for power plants, which would replace the prior federal Clean Air Mercury Rule and would require significant reductions of mercury emissions as well as other air toxics from coal-fired power plants. A final rule is expected in November 2011. Without knowing what the rule will require, we cannot estimate the impact on us. However, our costs to comply with future mercury and air toxics emission requirements could have a material impact on our operations and consolidated financial results.

Greenhouse Gases

In December 2010, the EPA announced it will be proposing GHG New Source Performance Standard rules for power plants and refineries. The rules for power plants are expected to be proposed by September 30, 2011, and finalized in late May 2012. These rules would apply to new and existing facilities, including ours. Because these regulations have yet to be proposed, we cannot predict the impact they may have on our operations or consolidated financial results, but it could be material.

National Ambient Air Quality Standards

The EPA is currently in the process of revising the NAAQS for ozone. The EPA had announced it would issue these standards on July 29, 2011, but has postponed this date, noting only that the standards will be issued shortly. If these revisions result in more stringent standards, we could be required to place additional NOx pollution control measures on our facilities. Without knowing the new ozone standards, we cannot determine the impact they may have on our operations or consolidated financial results, but it could be material.

Regulation of Nuclear Generating Station

Additional regulation of Wolf Creek resulting from NRC oversight of the plant’s performance or from changing regulations generally, including those that could potentially result from events surrounding the Fukushima Daiichi nuclear power plant in Japan, or any event that might occur at any nuclear power plant anywhere in the world, may result in increased operating and capital expenditures. We cannot estimate the cost associated with such increases, but they could be material to our operations and consolidated financial results.

In March 2011, the NRC established a task force to conduct a review of U.S. nuclear power plant safety in the aftermath of an earthquake and tsunami that eventually resulted in station blackout and a very serious event at Japan’s Fukushima Daiichi nuclear power plant. The task force has provided a report and proposed improvements to the NRC which has the responsibility for making decisions regarding the task force recommendations. The timing and effects of any NRC action with respect to regulations, safety initiatives and licensing process cannot be determined at this time.

Coal Inventory and Delivery

Starting in late June and continuing through July, coal deliveries from the Powder River Basin region of Wyoming have been slower than normal due primarily to flooding occurring in the Midwest, which has shut down portions of the rail lines throughout the region. This has resulted in the rerouting of rail cars delivering coal to our power plants and has increased congestion on the rail lines.

We have implemented compensating measures based on delivery cycle times, our assumptions about future delivery cycle times, fuel usage, planned inventory levels, and projected water release levels from the U.S. Army Corps of Engineers. These measures include, but are not limited to, reducing coal consumption during lower priced periods, purchasing power and decreasing wholesale sales.

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

From December 31, 2010, through June 30, 2011, we have not experienced any significant changes in our critical accounting estimates. For additional information, see our 2010 Form 10-K.

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

Three and Six Months Ended June 30, 2011, Compared to Three and Six Months Ended June 30, 2010

Below we discuss our operating results for the three and six months ended June 30, 2011, compared to the results for the three and six months ended June 30, 2010. Significant changes in results of operations shown in the table immediately below are further explained in the descriptions that follow.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
	(Dollars In Thousands, Except Per Share Amounts)				(Dollars In Thousands, Except Per Share Amounts)
REVENUES:
Residential	$157,120	$150,094	$7,026	4.7	$310,028	$294,837	$15,191	5.2
Commercial	153,554	146,538	7,016	4.8	282,382	264,008	18,374	7.0
Industrial	91,245	83,110	8,135	9.8	170,441	152,150	18,291	12.0
Other retail	(2,440)	(9,050)	6,610	73.0	(5,455)	(7,059)	1,604	22.7

Total Retail Revenues	399,479	370,692	28,787	7.8	757,396	703,936	53,460	7.6
Wholesale	77,515	78,999	(1,484)	(1.9)	156,109	161,747	(5,638)	(3.5)
Transmission (a)	39,160	36,314	2,846	7.8	76,336	72,943	3,393	4.7
Other	8,738	9,176	(438)	(4.8)	16,770	16,385	385	2.3

Total Revenues	524,892	495,181	29,711	6.0	1,006,611	955,011	51,600	5.4

OPERATING EXPENSES:
Fuel and purchased power	152,973	137,116	15,857	11.6	287,157	270,916	16,241	6.0
Operating and maintenance	137,254	121,810	15,444	12.7	274,606	242,983	31,623	13.0
Depreciation and amortization	71,089	67,107	3,982	5.9	141,348	134,037	7,311	5.5
Selling, general and administrative	55,970	48,154	7,816	16.2	104,734	94,080	10,654	11.3

Total Operating Expenses	417,286	374,187	43,099	11.5	807,845	742,016	65,829	8.9

INCOME FROM OPERATIONS	107,606	120,994	(13,388)	(11.1)	198,766	212,995	(14,229)	(6.7)

OTHER INCOME (EXPENSE):
Investment earnings (losses)	1,374	(655)	2,029	309.8	3,342	1,102	2,240	203.3
Other income	2,557	1,041	1,516	145.6	4,806	1,895	2,911	153.6
Other expense	(3,113)	(2,403)	(710)	(29.5)	(8,482)	(6,897)	(1,585)	(23.0)

Total Other Income (Expense)	818	(2,017)	2,835	140.6	(334)	(3,900)	3,566	91.4

Interest expense	43,300	43,289	11	(b )	86,838	87,905	(1,067)	(1.2)

INCOME BEFORE INCOME TAXES	65,124	75,688	(10,564)	(14.0)	111,594	121,190	(9,596)	(7.9)
Income tax expense	19,599	21,158	(1,559)	(7.4)	33,112	34,979	(1,867)	(5.3)

NET INCOME	45,525	54,530	(9,005)	(16.5)	78,482	86,211	(7,729)	(9.0)
Less: Net income attributable to noncontrolling interests	1,396	1,219	177	14.5	2,770	2,220	550	24.8

NET INCOME ATTRIBUTABLE TO WESTAR ENERGY	44,129	53,311	(9,182)	(17.2)	75,712	83,991	(8,279)	(9.9)
Preferred dividends	242	242	—	—	485	485	—	—

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$43,887	$53,069	$(9,182)	(17.3)	$75,227	$83,506	$(8,279)	(9.9)

BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY	$0.38	$0.47	$(0.09)	(19.1)	$0.66	$0.75	$(0.09)	(12.0)

(a)	Transmission: Reflects revenue from an SPP network transmission tariff. For the three and six months ended June 30, 2011, our SPP network transmission costs were $32.7 million and $64.7 million, respectively. These amounts, less $4.1 million and $8.3 million, respectively, were returned to us as revenue. For the three and six months ended June 30, 2010, our SPP network transmission costs were $28.9 million and $56.1 million, respectively. These amounts, less $4.6 million and $7.7 million, respectively, were returned to us as revenue.
(b)	Change less than 0.1%.

Gross Margin

Fuel and purchased power costs fluctuate with electricity sales and unit costs. As permitted by regulators, we adjust our retail prices to reflect changes in the costs of fuel and purchased power. Fuel and purchased power costs for wholesale customers are recovered at prevailing market prices or based on a predetermined formula with a price adjustment approved by FERC. As a result, changes in fuel and purchased power costs are offset in revenues with minimal impact on net income. For this reason, we believe gross margin is useful for understanding and analyzing changes in our operating performance from one period to the next. We calculate gross margin as total revenues less the sum of fuel and purchased power costs and SPP network transmission costs. Transmission costs reflect the costs of providing network transmission service. Accordingly, in calculating gross margin, we recognize the net value of this transmission activity as shown in the table immediately following. However, we record transmission costs as operating and maintenance expense on our consolidated statements of income. The following table summarizes our gross margin for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
	(Dollars In Thousands, Except Per Share Amounts)				(Dollars In Thousands, Except Per Share Amounts)
REVENUES:
Residential	$157,120	$150,094	$7,026	4.7	$310,028	$294,837	$15,191	5.2
Commercial	153,554	146,538	7,016	4.8	282,382	264,008	18,374	7.0
Industrial	91,245	83,110	8,135	9.8	170,441	152,150	18,291	12.0
Other retail	(2,440)	(9,050)	6,610	73.0	(5,455)	(7,059)	1,604	22.7

Total Retail Revenues	399,479	370,692	28,787	7.8	757,396	703,936	53,460	7.6
Wholesale	77,515	78,999	(1,484)	(1.9)	156,109	161,747	(5,638)	(3.5)
Transmission	39,160	36,314	2,846	7.8	76,336	72,943	3,393	4.7
Other	8,738	9,176	(438)	(4.8)	16,770	16,385	385	2.3

Total Revenues	524,892	495,181	29,711	6.0	1,006,611	955,011	51,600	5.4
Less: Fuel and purchased power expense	152,973	137,116	15,857	11.6	287,157	270,916	16,241	6.0
SPP network transmission costs	32,685	28,910	3,775	13.1	64,736	56,064	8,672	15.5

Gross Margin	$339,234	$329,155	$10,079	3.1	$654,718	$628,031	$26,687	4.2

The following table reflects changes in electricity sales for the three and six months ended June 30, 2011 and 2010. No electricity sales are shown for transmission or other as they are not directly related to the amount of electricity we sell.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
	(Thousands of MWh)				(Thousands of MWh)
ELECTRICITY SALES:
Residential	1,549	1,530	19	1.2	3,207	3,212	(5)	(0.2)
Commercial	1,890	1,908	(18)	(0.9)	3,594	3,575	19	0.5
Industrial	1,438	1,405	33	2.3	2,776	2,682	94	3.5
Other retail	22	23	(1)	(4.3)	43	44	(1)	(2.3)

Total retail	4,899	4,866	33	0.7	9,620	9,513	107	1.1
Wholesale	1,776	2,201	(425)	(19.3)	3,687	4,500	(813)	(18.1)

Total	6,675	7,067	(392)	(5.5)	13,307	14,013	(706)	(5.0)

Gross margin increased for the three and six months ended June 30, 2011, compared to the same periods last year due primarily to higher total retail revenues. For the three and six months ended June 30, 2011, 91% and 85%, respectively, of the increases in total retail revenues were due to higher prices, and 9% and 15%, respectively, were attributable to higher electricity sales. Higher retail electricity sales were principally the result of increased industrial electricity sales. Although economic conditions generally have not recovered to levels experienced prior to the economic downturn, we believe improving economic conditions are why some of our industrial customers experienced increased production, which resulted in more electricity sales to them.

Income from operations is the most directly comparable measure to gross margin that is calculated and presented in accordance with GAAP in our consolidated statements of income. Our presentation of gross margin should not be considered in isolation or as a substitute for income from operations. Additionally, our presentation of gross margin may not be comparable to similarly titled measures reported by other companies. The following table reconciles income from operations with gross margin for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
	(Dollars In Thousands)				(Dollars In Thousands)
Gross margin	$339,234	$329,155	$10,079	3.1	$654,718	$628,031	$26,687	4.2
Add: SPP network transmission costs	32,685	28,910	3,775	13.1	64,736	56,064	8,672	15.5
Less: Operating and maintenance expense	137,254	121,810	15,444	12.7	274,606	242,983	31,623	13.0
Depreciation and amortization expense	71,089	67,107	3,982	5.9	141,348	134,037	7,311	5.5
Selling, general and administrative expense	55,970	48,154	7,816	16.2	104,734	94,080	10,654	11.3

Income from operations	$107,606	$120,994	$(13,388)	(11.1)	$198,766	$212,995	$(14,229)	(6.7)

Operating Expenses and Other Income and Expense Items

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
	(Dollars In Thousands)
Operating and maintenance expense	$137,254	$121,810	$15,444	12.7	$274,606	$242,983	$31,623	13.0

Operating and maintenance expense increased for the three and six months ended June 30, 2011, compared to the same periods last year due primarily to higher SPP network transmission costs of $3.8 million and $8.7 million, respectively, which were offset by higher SPP network transmission revenues of $4.3 million and $8.0 million, respectively; higher costs at Wolf Creek of $4.1 million and $7.4 million, respectively; our having recorded in June 2010 a $5.0 million reduction in our maximum liability for environmental remediation costs associated with assets we divested many years ago; and increases of $1.6 million and $2.4 million, respectively, in property taxes, which were offset in retail revenues. The increases in operating and maintenance costs at Wolf Creek were related principally to higher regulatory compliance costs and increases of $2.1 million in the amortization of deferred refueling and maintenance outage costs. We expect the higher level of costs at Wolf Creek to continue. Contributing to the increase for the six months ended June 30, 2011, were higher maintenance costs of $2.5 million for our electrical distribution system attributable principally to additional tree trimming and other line clearance activities.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
	(Dollars In Thousands)
Depreciation and amortization expense	$71,089	$67,107	$3,982	5.9	$141,348	$134,037	$7,311	5.5

Depreciation and amortization expense increased for the three and six months ended June 30, 2011, compared to the same periods last year as a result of our having recorded additional depreciation expense associated primarily with the addition of transmission facilities and air quality controls at our power plants.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
	(Dollars In Thousands)
Selling, general and administrative expense	$55,970	$48,154	$7,816	16.2	$104,734	$94,080	$10,654	11.3

Selling, general and administrative expense increased for the three and six months ended June 30, 2011, compared to the same periods last year due primarily to higher legal fees of $4.0 million and $5.7 million, respectively, related principally to the arbitration proceedings discussed in Note 9 of the Notes to Condensed Consolidated Financial Statements, “Legal Proceedings.” Contributing to the increases was the amortization of $0.9 million and $1.8 million, respectively, of previously deferred amounts associated with various energy efficiency programs, which was offset in retail revenues.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
	(Dollars In Thousands)
Investment earnings (losses)	$1,374	$(655)	$2,029	309.8	$3,342	$1,102	$2,240	203.3

Investment earnings increased for the three and six months ended June 30, 2011, compared to the same periods last year due primarily to improved performance of investments held in a trust to fund retirement benefits. For the three and six months ended June 30, 2011, we recorded gains on these investments of $0.6 million and $2.5 million, respectively. We recorded losses on these investments of $2.6 million and $1.1 million, respectively, during the same periods of 2010.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
	(Dollars In Thousands)
Other income	$2,557	$1,041	$1,516	145.6	$4,806	$1,895	$2,911	153.6

Other income increased for the three and six months ended June 30, 2011, compared to the same periods last year due principally to increases in equity AFUDC of $1.0 million and $2.3 million, respectively. The increases in equity AFUDC were attributable to increased construction activity.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
	(Dollars In Thousands)
Income tax expense	$19,599	$21,158	$(1,559)	(7.4)	$33,112	$34,979	$(1,867)	(5.3)

Income tax expense decreased for the three and six months ended June 30, 2011, compared to the same periods last year due principally to lower income before income taxes.

FINANCIAL CONDITION

Below we discuss significant balance sheet changes as of June 30, 2011, compared to December 31, 2010.

Inventory and supplies increased $17.1 million due primarily to a 10% increase in delivered coal costs and an 11% increase in coal volumes. The increase in delivered coal costs was due primarily to escalation provisions in a long-term transportation contract at La Cygne. The increased volumes were due principally to a spring outage.

Current deferred tax assets decreased $21.6 million due primarily to the Wolf Creek refueling and maintenance outage and to the payment of non-union, non-executive, at-risk employee compensation related to 2010 compensation metrics. This compensation is payable only in the event we meet pre-established operating and financial objectives. Further contributing to the decrease was the settlement with a former executive officer as discussed in Note 9 of the Notes to Condensed Consolidated Financial Statements, “Legal Proceedings.”

Regulatory assets, net of regulatory liabilities, increased $12.6 million to $709.6 million at June 30, 2011, from $697.0 million at December 31, 2010. Regulatory assets increased $21.6 million due primarily to a $26.9 million increase in net amounts deferred for the Wolf Creek outage and the deferral of $13.1 million of fuel expense. Increases were partially offset by a $9.2 million decrease in deferred employee benefit costs and the amortization of $7.7 million for previously deferred storm costs. Regulatory liabilities increased $9.0 million due primarily to a $7.6 million increase in the fair value of our NDT assets and a $5.4 million increase in our obligation related to other post-retirement benefit costs. Increases were partially offset by a $4.9 million decrease in our obligation to refund customers for the overcollection of property taxes.

Property, plant and equipment, net, increased $209.7 million due to additions of $194.1 million at our power plants due primarily to additional air quality controls.

Long-term debt of variable interest entities, including current maturities, decreased $11.3 million due primarily to our having made payments for our 8% leasehold interest in JEC and a railcar lease accounted for as VIEs.

Short-term debt increased $244.3 million due principally to increased borrowings under Westar Energy’s revolving credit facility. We used borrowings under the revolving credit facility to fund our capital and on-going operating needs.

Other current liabilities decreased $22.2 million due primarily to the payment of non-union, non-executive, at-risk employee compensation related to 2010 compensation metrics and our having reached a settlement agreement with a former officer as discussed in Note 9 of the Notes to Condensed Consolidated Financial Statements, “Legal Proceedings.”

The net deferred income taxes decreased $48.0 million due primarily to the reversal of a valuation allowance of $51.9 million. The valuation allowance relates to state tax credit carryforwards that are now more likely than not to be realized due to a state law change which extended the state tax credit carryforward period from 10 to 16 years.

Unamortized investment tax credits increased $53.9 million due primarily to reversing $51.9 million of valuation allowances on state investment tax credits as discussed in the prior paragraph.

Accrued employee benefits decreased $46.0 million due principally to our having made payments of $41.1 million to our pension trust.

Other long-term liabilities increased $23.0 million due primarily to the addition of a capital lease. See Note 14 of the Notes to Condensed Consolidated Financial Statements, “Leases,” for further information.

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

Capital Resources

Westar Energy has two revolving credit facilities in the amounts of $730.0 million and $270.0 million, respectively. As of July 26, 2011, $485.0 million had been borrowed and an additional $18.2 million of letters of credit had been issued under the $730.0 million facility. No amounts were borrowed and no letters of credit were issued under the $270.0 million facility as of the same date. We anticipate refinancing the $730.0 million revolving credit facility later this year.

Common Stock

On May 19, 2011, Westar Energy’s shareholders approved an amendment to its Restated Articles of Incorporation to increase the number of shares of common stock authorized to be issued from 150.0 million to 275.0 million.

During the six months ended June 30, 2011, Westar Energy delivered approximately 3.1 million shares of common stock as partial settlement of the forward sale agreement entered into with a bank in April 2010. In connection with these settlement transactions, Westar Energy received proceeds of $66.3 million. Assuming physical share settlement of the approximately 1.2 million remaining shares of common stock under this agreement at June 30, 2011, Westar Energy would have received aggregate proceeds of approximately $25.8 million based on an average forward price of $22.42 per share. We expect to settle these remaining shares by the end of September 2011.

During the six months ended June 30, 2011, Westar Energy did not deliver any shares of common stock under the forward sale agreement entered into with a bank in November 2010. Assuming physical share settlement of the approximately 8.5 million shares of common stock under this agreement at June 30, 2011, Westar Energy would have received aggregate proceeds of approximately $200.4 million based on an average forward price of $23.63 per share.

Cash Flows from Operating Activities

Operating activities provided $71.4 million of cash in the six months ended June 30, 2011, compared with cash provided of $238.8 million during the same period of 2010. The decrease was due primarily to our having paid $69.6 million more for fuel and purchased power, which was the result principally of our having purchased significantly more power during planned maintenance outages at some of our power plants, $32.6 million more for the planned Wolf Creek refueling and maintenance outage, $28.7 million more for pension and post-retirement benefit plan contributions, and our having paid $1.1 million for income taxes in 2011 compared to receiving income tax refunds of $44.3 million in 2010 related to the utilization of net operating loss carryforwards. For the six months ended June 30, 2011, we also paid a former executive officer approximately $21.0 million in compensation and paid approximately $5.3 million for his legal fees and expenses pursuant to a settlement agreement as discussed in Note 9 of the Notes to Condensed Consolidated Financial Statements, “Legal Proceedings.” Partially offsetting these decreases was our having received approximately $49.1 million more in customer receipts. Although we recover fuel and purchased power costs through the RECA, there is a delay between when we pay for fuel and purchased power and when we receive cash from our customers.

Cash Flows used in Investing Activities

Investing activities used $359.2 million of cash in the six months ended June 30, 2011, compared to $255.8 million during the same period of 2010. We spent $345.6 million in the six months ended June 30, 2011, and $237.6 million in the same period of 2010 on additions to property, plant and equipment.

Cash Flows from Financing Activities

Financing activities provided $292.1 million of cash in the six months ended June 30, 2011, compared to $16.4 million during the same period of 2010. The increase was due primarily to our having borrowed $242.1 million under Westar Energy’s revolving credit facility during the six months ended June 30, 2011, compared to our having repaid $2.0 million of borrowings during the same period of 2010. We also received $41.9 million more in proceeds from the issuance of common stock. We used borrowings under the revolving credit facility to fund our capital and on-going operating needs while the proceeds from the issuance of common stock were used to repay such borrowings as well as for working capital and general corporate purposes.

Debt Covenants

We remain in compliance with the debt covenants described in our 2010 Form 10-K.

Credit Ratings

Moody’s Investors Service (Moody’s), Standard & Poor’s Ratings Services (S&P) and Fitch Ratings (Fitch) are independent credit-rating agencies that rate our debt securities. These ratings indicate each agency’s assessment of our ability to pay interest and principal when due on our securities.

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

On May 31, 2011, Fitch upgraded its credit ratings for Westar Energy and KGE first mortgage bonds/senior secured debt to A- from BBB+. Fitch also upgraded its credit rating for Westar Energy unsecured debt to BBB+ from BBB and changed its outlook for the ratings from positive to stable. As of July 26, 2011, our ratings with the agencies are as shown in the following table.

	Westar Energy First Mortgage Bond Rating	KGE First Mortgage Bond Rating	Westar Energy Unsecured Debt Rating	Rating Outlook
Moody’s	Baa1	Baa1	Baa3	Positive
S&P	BBB+	BBB+	BBB	Stable
Fitch	A-	A-	BBB+	Stable

Certain of our derivative instruments contain collateral provisions subject to credit agency ratings of our senior unsecured debt. If our senior unsecured debt ratings were to decrease or fall below investment grade, the counterparties to the derivative instruments, pursuant to the provisions, could require collateralization on derivative instruments. The aggregate fair value of all derivative instruments with objective credit-risk-related contingent features that were in a liability position as of June 30, 2011, and December 31, 2010, was $6.6 million and $1.6 million, respectively, for which we had posted $1.6 million of collateral, including independent amounts, as of June 30, 2011, and no collateral as of December 31, 2010. If all credit-risk-related contingent features underlying these agreements had been triggered as of June 30, 2011, and December 31, 2010, we would have been required to provide to our counterparties $2.0 million and $1.6 million, respectively, of additional collateral after taking into consideration the offsetting impact of derivative assets and net accounts receivable.

Pension Contribution

During the six months ended June 30, 2011, we contributed $41.1 million to the Westar Energy pension trust and funded $7.1 million of Wolf Creek’s pension plan contribution.

OFF-BALANCE SHEET ARRANGEMENTS

From December 31, 2010, through June 30, 2011, our off-balance sheet arrangements did not change materially. For additional information, see our 2010 Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

From December 31, 2010, through June 30, 2011, our contractual obligations and commercial commitments did not change materially outside the ordinary course of business. For additional information, see our 2010 Form 10-K.

OTHER INFORMATION

Changes in Prices

KCC Proceedings

On May 31, 2011, we gave notice to the KCC that we plan to file a general rate case no later than August 29, 2011.

On May 27, 2011, the KCC issued an order allowing us to adjust our prices to include costs associated with environmental investments made in 2010. The new prices were effective June 1, 2011, and are expected to increase our annual retail revenues by approximately $10.4 million.

We have a 50% interest in La Cygne. KCPL is a 50% joint owner and the operator of the plant. On February 23, 2011, KCPL filed an application requesting that the KCC predetermine the ratemaking principles for and determine the appropriateness of approximately $1.2 billion of environmental upgrades proposed for La Cygne to comply with environmental regulations. We intervened in the proceeding. The KCC ruled in the May 27, 2011, order noted above that it would not approve recovery of our share of expenditures for environmental upgrades at La Cygne through the price adjustment approved in the order until the KCC’s investigation and analysis of the proposed upgrades is completed. In the KCPL proceeding, KCPL, KCC Staff and we agree that the La Cygne environmental upgrades should be completed as described in the application. Technical hearings on this matter concluded in mid July 2011 and the KCC is expected to issue a final order in late August 2011. If we are unable to collect the costs of La Cygne environmental upgrades through the ECRR, we will experience an increase in the time between making these investments and having the costs reflected in the prices we charge our customers. This could also impact the amount we charge customers, and our plans to execute this project in part or whole could change. If the KCC were to rule against completing the environmental upgrades at La Cygne, we would not be able to comply with the aforementioned environmental regulations, which could ultimately result in shutting the plant down and requiring us to procure more expensive sources of power.

On April 11, 2011, the KCC issued an order allowing us to adjust our prices, subject to final KCC review, to include updated transmission costs as reflected in our transmission formula rate discussed below. The new prices were effective April 14, 2011, and are expected to increase our annual retail revenues by $17.4 million. We expect the KCC to issue a final order on our request in the third quarter of 2011.

FERC Proceedings

Our transmission formula rate that includes projected 2011 transmission capital expenditures and operating costs became effective January 1, 2011, and is expected to increase our annual transmission revenues by $15.9 million. This updated rate provided the basis for our request with the KCC to adjust our retail prices to include updated transmission costs as noted above.

Employees

As of July 26, 2011, we had 2,416 employees, 1,315 of which were covered under a contract with Locals 304 and 1523 of the International Brotherhood of Electrical Workers. The initial term of this contract expired June 30, 2011; however, provisions of the contract cause it to remain in force on a year-to-year basis unless either party provides a notice of termination. With neither party having provided such notice, the contract remains in effect until at least June 30, 2012. We are currently in negotiations to extend the contract.

Fair Value of Energy Marketing Contracts

The following table shows the fair value of energy marketing contracts outstanding as of June 30, 2011.

Fair Value of Contracts
(In Thousands)
Net fair value of contracts outstanding as of December 31, 2010 (a)	$12,797
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	(1,349)
Changes in fair value of contracts outstanding at the beginning and end of the period	(797)
Fair value of new contracts entered into during the period	364

Fair value of contracts outstanding as of June 30, 2011 (b)	$11,015

(a)	Approximately $7.8 million of the fair value of energy marketing contracts was recognized as a regulatory liability.
(b)	Approximately $6.6 million of the fair value of energy marketing contracts was recognized as a regulatory liability.

The sources of the fair values of the financial instruments related to these contracts and the maturity periods of the contracts as of June 30, 2011, are summarized in the following table.

	Fair Value of Contracts at End of Period
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity Over 5 Years
	(Dollars In Thousands)
Prices provided by other external sources (swaps and forwards)	$11,670	$2,828	$7,679	$1,163	$—
Prices based on option pricing models (options and other) (a)	(655)	52	(530)	(177)	—

Total fair value of contracts outstanding	$11,015	$2,880	$7,149	$986	$—

(a)	Options are priced using a series of techniques, such as the Black option pricing model.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in commodity prices, counterparty credit, interest rates, and debt and equity instrument values. From December 31, 2010, to June 30, 2011, no significant changes occurred in our market risk exposure. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2010 Form 10-K for additional information.

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to extensive federal, state and local environmental statutes, rules and regulations relating to discharges into the air, air quality, discharges of effluents into water, water quality, the use of water, the handling, disposal and clean-up of hazardous and non-hazardous substances and wastes, natural resources, and health and safety. Compliance with these legal requirements, which change frequently and often become more restrictive, requires us to commit significant capital and operating resources toward permitting, emission fees, environmental monitoring, installation and operation of air quality control equipment and purchases of air emission allowances and/or offsets.

Costs of compliance with environmental regulations or fines or penalties resulting from non-compliance, if not recovered in our prices, could adversely affect our consolidated financial results, especially if emission and/or discharge limits are tightened, more extensive permitting requirements are imposed, additional substances become regulated and the number and types of assets we operate increases. We cannot estimate our compliance costs or any possible fines or penalties with certainty due to our inability to predict the requirements and timing of implementation of environmental rules or regulations.

There were no other material changes in our risk factors from December 31, 2010, through June 30, 2011. For additional information, see our 2010 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

10(a)	Amendment to Long-Term Incentive and Share Award Plan (filed as Exhibit 10 to the Form 8-K filed on May 6, 2011)

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended June 30, 2011

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended June 30, 2011

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended June 30, 2011 (furnished and not to be considered filed as part of the Form 10-Q)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAR ENERGY, INC.

Date:	August 4, 2011	By:	/s/ Anthony D. Somma
Anthony D. Somma Senior Vice President, Chief Financial Officer and Treasurer