Form 10-Q
period 2012-03-31
WESTAR ENERGY INC /KS
filed 2012-05-09
CIK 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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
Large accelerated filer    X      Accelerated filer            Non-accelerated filer              Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes             No    X
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	126,180,274 shares
(Class)	(Outstanding at May 1, 2012)

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition
AFUDC	Allowance for funds used during construction
BACT	Best Available Control Technology
CAMR	Clean Air Mercury Rule
CCB	Coal combustion byproduct
CO	Carbon monoxide
CSAPR	Cross-State Air Pollution Rule
ECRR	Environmental Cost Recovery Rider
EPA	Environmental Protection Agency
EPS	Earnings per share
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
JEC	Jeffrey Energy Center
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
KGE	Kansas Gas and Electric Company
La Cygne	La Cygne Generating Station
MATS	Mercury and Air Toxics Standards
MMBtu	Millions of Btu
Moody’s	Moody’s Investors Service
MW	Megawatt(s)
MWh	Megawatt hour(s)
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trust
NOx	Nitrogen oxides
ONEOK	ONEOK, Inc.
OTC	Over-the-counter
PM	Particulate matter
PSD	Prevention of Significant Deterioration program
RCRA	Resource Conservation and Recovery Act
RSU	Restricted share unit
S&P	Standard & Poor’s Ratings Services
SCR	Selective catalytic reduction equipment
SO2	Sulfur dioxide
SPP	Southwest Power Pool
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

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

-
additional regulation due to Nuclear Regulatory Commission oversight to ensure the safe operation of Wolf Creek, either related to Wolf Creek's performance, or potentially relating to events or performance at a nuclear plant anywhere in the world,

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

-
other factors discussed elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K), including in "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and in other reports we file from time to time with the Securities and Exchange Commission.

These lists are not all-inclusive because it is not possible to predict all factors. This report should be read in its entirety and in conjunction with our 2011 Form 10-K. No one section of this report deals with all aspects of the subject matter and additional information on some matters that could impact our consolidated financial results may be included in our 2011 Form 10-K. The reader should not place undue reliance on any forward-looking statement, as forward-looking statements speak only as of the date such statements were made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made.

PART I.    FINANCIAL INFORMATION
ITEM I.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
WESTAR ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Par Values) (Unaudited)

	As of	As of
	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,726	$3,539
Accounts receivable, net of allowance for doubtful accounts of $7,898 and $7,384, respectively	197,826	226,428
Fuel inventory and supplies	254,604	229,118
Energy marketing contracts	6,079	8,180
Taxes receivable	—	5,334
Deferred tax assets	—	394
Prepaid expenses	17,396	13,078
Regulatory assets	130,179	123,818
Other	22,041	23,696
Total Current Assets	631,851	633,585
PROPERTY, PLANT AND EQUIPMENT, NET	6,554,272	6,411,922
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	330,614	333,494
OTHER ASSETS:
Regulatory assets	917,169	922,272
Nuclear decommissioning trust	143,164	130,270
Other	264,321	251,308
Total Other Assets	1,324,654	1,303,850
TOTAL ASSETS	$8,841,391	$8,682,851
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt of variable interest entities	$48,394	$28,114
Short-term debt	281,667	286,300
Accounts payable	202,154	187,428
Accrued taxes	80,943	52,451
Energy marketing contracts	5,877	6,353
Accrued interest	93,019	77,437
Regulatory liabilities	43,627	40,857
Other	117,660	148,347
Total Current Liabilities	873,341	827,287
LONG-TERM LIABILITIES:
Long-term debt, net	2,670,469	2,491,109
Long-term debt of variable interest entities, net	223,756	249,283
Deferred income taxes	1,108,793	1,110,463
Unamortized investment tax credits	162,219	164,175
Regulatory liabilities	240,658	230,530
Accrued employee benefits	556,097	592,617
Asset retirement obligations	144,585	142,508
Other	72,508	74,138
Total Long-Term Liabilities	5,179,085	5,054,823
COMMITMENTS AND CONTINGENCIES (See Notes 8 and 9)
EQUITY:
Westar Energy Shareholders’ Equity:
Cumulative preferred stock, par value $100 per share; authorized 600,000 shares; issued and outstanding 214,363 shares	21,436	21,436
Common stock, par value $5 per share; authorized 275,000,000 shares; issued and outstanding 126,068,973 shares and 125,698,396 shares, respectively	630,345	628,492
Paid-in capital	1,641,892	1,639,503
Retained earnings	486,272	501,216
Total Westar Energy Shareholders’ Equity	2,779,945	2,790,647
Noncontrolling Interests	9,020	10,094
Total Equity	2,788,965	2,800,741
TOTAL LIABILITIES AND EQUITY	$8,841,391	$8,682,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
REVENUES	$475,677	$481,720
OPERATING EXPENSES:
Fuel and purchased power	127,654	134,184
Operating and maintenance	156,044	137,351
Depreciation and amortization	73,280	70,259
Selling, general and administrative	47,334	48,767
Total Operating Expenses	404,312	390,561
INCOME FROM OPERATIONS	71,365	91,159
OTHER INCOME (EXPENSE):
Investment earnings	4,324	1,968
Other income	13,590	2,249
Other expense	(5,553)	(5,368)
Total Other Income (Expense)	12,361	(1,151)
Interest expense	42,046	43,538
INCOME BEFORE INCOME TAXES	41,680	46,470
Income tax expense	12,443	13,513
NET INCOME	29,237	32,957
Less: Net income attributable to noncontrolling interests	1,713	1,373
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY	27,524	31,584
Preferred dividends	242	242
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$27,282	$31,342
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY (See Note 2)	$0.21	$0.27
AVERAGE EQUIVALENT COMMON SHARES OUTSTANDING	126,495,075	113,875,389
DIVIDENDS DECLARED PER COMMON SHARE	$0.33	$0.32

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$29,237	$32,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,280	70,259
Amortization of nuclear fuel	1,378	5,787
Amortization of deferred regulatory gain from sale leaseback	(1,374)	(1,374)
Amortization of corporate-owned life insurance	7,375	6,308
Non-cash compensation	2,028	2,201
Net changes in energy marketing assets and liabilities	(733)	455
Net deferred income taxes and credits	3,958	16,286
Stock-based compensation excess tax benefits	(1,381)	(629)
Allowance for equity funds used during construction	(3,940)	(1,752)
Changes in working capital items:
Accounts receivable	28,603	20,344
Fuel inventory and supplies	(25,294)	(13,584)
Prepaid expenses and other	(8,799)	5,640
Accounts payable	(5,453)	(2,164)
Accrued taxes	34,047	17,123
Other current liabilities	(5,706)	(19,493)
Changes in other assets	(40,643)	(20,327)
Changes in other liabilities	(22,620)	(22,661)
Cash Flows from Operating Activities	63,963	95,376
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(189,966)	(155,945)
Purchase of securities within trusts	(7,160)	(28,152)
Sale of securities within trusts	8,023	27,582
Proceeds from investment in corporate-owned life insurance	16,177	512
Proceeds from federal grant	2,461	2,113
Investment in affiliated company	(2,502)	(381)
Investment in non-utility investments	(168)	—
Other investing activities	(863)	2,198
Cash Flows used in Investing Activities	(173,998)	(152,073)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(4,633)	78,640
Proceeds from long-term debt	246,656	—
Retirements of long-term debt	(70,563)	(191)
Retirements of long-term debt of variable interest entities	(5,088)	(8,386)
Repayment of capital leases	(614)	(444)
Borrowings against cash surrender value of corporate-owned life insurance	1,074	1,062
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(18,131)	(2,897)
Stock-based compensation excess tax benefits	1,381	629
Issuance of common stock	1,811	25,787
Distributions to shareholders of noncontrolling interests	(2,787)	(1,880)
Cash dividends paid	(38,884)	(33,208)
Cash Flows from Financing Activities	110,222	59,112
NET INCREASE IN CASH AND CASH EQUIVALENTS	187	2,415
CASH AND CASH EQUIVALENTS:
Beginning of period	3,539	928
End of period	$3,726	$3,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in Thousands)
(Unaudited)

	Westar Energy Shareholders
	Cumulative preferred stock shares	Cumulative preferred stock	Common stock shares	Common stock	Paid-in capital	Retained earnings	Non-controlling interests	Total equity
Balance as of December 31, 2010	214,363	$21,436	112,128,068	$560,640	$1,398,580	$423,647	$6,070	$2,410,373
Net income	—	—	—	—	—	31,584	1,373	32,957
Issuance of common stock	—	—	1,459,784	7,299	26,056	—	—	33,355
Preferred dividends	—	—	—	—	—	(242)	—	(242)
Dividends on common stock	—	—	—	—	—	(36,759)	—	(36,759)
Transfer from temporary equity	—	—	—	—	3,465	—	—	3,465
Amortization of restricted stock	—	—	—	—	1,653	—	—	1,653
Stock compensation and tax benefit	—	—	—	—	(6,912)	—	—	(6,912)
Distributions to shareholders of noncontrolling interests	—	—	—	—	—	—	(1,880)	(1,880)
Balance as of March 31, 2011	214,363	$21,436	113,587,852	$567,939	$1,422,842	$418,230	$5,563	$2,436,010

Balance as of December 31, 2011	214,363	$21,436	125,698,396	$628,492	$1,639,503	$501,216	$10,094	$2,800,741
Net income	—	—	—	—	—	27,524	1,713	29,237
Issuance of common stock	—	—	370,577	1,853	8,789	—	—	10,642
Preferred dividends	—	—	—	—	—	(242)	—	(242)
Dividends on common stock	—	—	—	—	—	(42,226)	—	(42,226)
Amortization of restricted stock	—	—	—	—	1,349	—	—	1,349
Stock compensation and tax benefit	—	—	—	—	(7,749)	—	—	(7,749)
Distributions to shareholders of noncontrolling interests	—	—	—	—	—	—	(2,787)	(2,787)
Balance as of March 31, 2012	214,363	$21,436	126,068,973	$630,345	$1,641,892	$486,272	$9,020	$2,788,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

We are the largest electric utility in Kansas. Unless the context otherwise indicates, all references in this Quarterly Report on Form 10-Q to "the company," "we," "us," "our" and similar words are to Westar Energy, Inc. and its consolidated subsidiaries. The term "Westar Energy" refers to Westar Energy, Inc., a Kansas corporation incorporated in 1924, alone and not together with its consolidated subsidiaries.

We provide electric generation, transmission and distribution services to approximately 689,000 customers in Kansas. Westar Energy provides these services in central and northeastern Kansas, including the cities of Topeka, Lawrence, Manhattan, Salina and Hutchinson. Kansas Gas and Electric Company (KGE), Westar Energy's wholly owned subsidiary, provides these services in south-central and southeastern Kansas, including the city of Wichita. Both Westar Energy and KGE conduct business using the name Westar Energy. Our corporate headquarters is located at 818 South Kansas Avenue, Topeka, Kansas 66612.

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

The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in our 2011 Form 10-K.

Use of Management's Estimates

When we prepare our condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to valuation of commodity contracts, depreciation, unbilled revenue, valuation of investments, valuation of our energy marketing portfolio, forecasted fuel costs included in our retail energy cost adjustment billed to customers, income taxes, pension and post-retirement benefits, our asset retirement obligations including the decommissioning of Wolf Creek, environmental issues, VIEs, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results to be expected for the full year.

Fuel Inventory and Supplies

We state fuel inventory and supplies at average cost. Following are the balances for fuel inventory and supplies stated separately.

	As of	As of
	March 31, 2012	December 31, 2011
	(In Thousands)
Fuel inventory	$115,173	$86,408
Supplies	139,431	142,710
Total	$254,604	$229,118

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

	Three Months Ended March 31,
	2012	2011
	(Dollars In Thousands)
Borrowed funds	$3,519	$1,500
Equity funds	3,940	1,752
Total	$7,459	$3,252
Average AFUDC Rates	5.9%	4.6%

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

The following table reconciles our basic and diluted EPS from net income.

	Three Months Ended March 31,
	2012	2011
	(Dollars In Thousands, Except Per Share Amounts)
Net income	$29,237	$32,957
Less: Net income attributable to noncontrolling interests	1,713	1,373
Net income attributable to Westar Energy	27,524	31,584
Less: Preferred dividends	242	242
Net income allocated to RSUs	71	147
Net income allocated to common stock	$27,211	$31,195

Weighted average equivalent common shares outstanding – basic	126,495,075	113,875,389
Effect of dilutive securities:
RSUs	114,169	186,312
Forward sale agreements	—	1,688,752
Weighted average equivalent common shares outstanding – diluted (a)	126,609,244	115,750,453

Earnings per common share, basic and diluted	$0.21	$0.27
_______________

(a)	We had no antidilutive shares for the three months ended March 31, 2012 and 2011.

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2012	2011
	(In Thousands)
CASH PAID FOR (RECEIVED FROM):
Interest on financing activities, net of amount capitalized	$26,656	$28,413
Interest on financing activities of VIEs	8,107	9,024
Income taxes, net of refunds	(5,111)	753
NON-CASH INVESTING TRANSACTIONS:
Property, plant and equipment additions	81,000	55,448
NON-CASH FINANCING TRANSACTIONS:
Issuance of common stock for reinvested dividends and compensation plans	1,051	5,146
Assets acquired through capital leases	6	208

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

•
Level 3 - Significant inputs to pricing have little or no transparency. The types of assets and liabilities included in level 3 are those with inputs requiring significant management judgment or estimation, such as the complex and subjective models and forecasts used to determine the fair value of options and long-term electricity supply contracts. Level 3 also include investments in private equity and real estate securities, which are measured at net asset value.

We record cash and cash equivalents, short-term borrowings and variable rate debt on our consolidated balance sheets at cost, which approximates fair value. We measure the fair value of fixed rate debt, a level 2 measurement, based on quoted market prices for the same or similar issues or on the current rates offered for instruments of the same remaining maturities and redemption provisions. The recorded amount of accounts receivable and other current financial instruments approximates fair value.

All of our level 2 investments are held in investment funds that are measured at fair value using daily net asset values. In addition, we maintain certain level 3 investments in private equity and real estate securities that are also measured at fair value using net asset value, but require significant unobservable market information to measure the fair value of the underlying investments. The underlying investments in private equity are measured at the fair value utilizing both market- and income-based models, public company comparables, investment cost or the value derived from subsequent financings. Adjustments are made when actual performance differs from expected performance; when market, economic or company-specific conditions change; and when other news or events have a material impact on the security. The underlying real estate investments are measured at fair value using a combination of market- and income-based models utilizing market discount rates, projected cash flows and the estimated value into perpetuity.

Energy marketing contracts can be exchange-traded or traded over-the-counter (OTC). Fair value measurements of exchange-traded contracts typically utilize quoted prices in active markets. OTC contracts are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market clearing transactions or alternative pricing sources with reasonable levels of price transparency. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, nonperformance risk, measures of volatility and correlations of such inputs. Certain OTC contracts trade in less liquid markets with limited pricing information and the determination of fair value for these derivatives is inherently more subjective. In these situations, estimates by management are a significant input. Our risk management department, which reports to the Senior Vice President , CFO and Treasurer, has established valuation processes and procedures to ensure that the valuation methodologies for energy marketing transactions are fair and consistent. Methodologies are periodically reviewed and tested to ensure they are representative of the current market dynamics. See "—Recurring Fair Value Measurements" and "—Derivative Instruments" below for additional information.

We measure fair value based on information available as of the measurement date. The following table provides the carrying values and measured fair values of our fixed-rate debt.

	As of March 31, 2012		As of December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
Fixed-rate debt	$2,552,500	$2,786,705	$2,373,063	$2,623,993
Fixed-rate debt of VIEs	270,649	295,002	275,738	306,027

Recurring Fair Value Measurements

The following table provides the amounts and their corresponding level of hierarchy for our assets and liabilities that are measured at fair value.

As of March 31, 2012	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Energy Marketing Contracts	$—	$207	$11,038	$11,245
Nuclear Decommissioning Trust:
Domestic equity	—	57,883	4,100	61,983
International equity	—	24,574	—	24,574
Core bonds	—	23,160	—	23,160
High-yield bonds	—	11,970	—	11,970
Emerging market bonds	—	5,892	—	5,892
Combination debt/equity fund	—	8,258	—	8,258
Real estate securities	—	—	7,271	7,271
Cash equivalents	56	—	—	56
Total Nuclear Decommissioning Trust	56	131,737	11,371	143,164
Trading Securities:
Domestic equity	—	22,586	—	22,586
International equity	—	5,634	—	5,634
Core bonds	—	15,149	—	15,149
Total Trading Securities	—	43,369	—	43,369
Total Assets Measured at Fair Value	$56	$175,313	$22,409	$197,778

Liabilities:
Energy Marketing Contracts	$—	$182	$5,695	$5,877

As of December 31, 2011
Assets:
Energy Marketing Contracts	$—	$2,401	$13,330	$15,731
Nuclear Decommissioning Trust:
Domestic equity	—	53,186	3,931	57,117
International equity	—	22,307	—	22,307
Core bonds	—	20,171	—	20,171
High-yield bonds	—	10,969	—	10,969
Emerging market bonds	—	5,309	—	5,309
Combination debt/equity fund	—	7,251	—	7,251
Real estate securities	—	—	7,095	7,095
Cash equivalents	51	—	—	51
Total Nuclear Decommissioning Trust	51	119,193	11,026	130,270
Trading Securities:
Domestic equity	—	21,175	—	21,175
International equity	—	4,896	—	4,896
Core bonds	—	13,961	—	13,961
Cash equivalents	169	—	—	169
Total Trading Securities	169	40,032	—	40,201
Total Assets Measured at Fair Value	$220	$161,626	$24,356	$186,202

Liabilities:
Energy Marketing Contracts	$—	$2,475	$3,878	$6,353
Treasury Yield Hedges	—	34,025	—	34,025
Total Liabilities Measured at Fair Value	$—	$36,500	$3,878	$40,378

We do not offset the fair value of energy marketing contracts executed with the same counterparty. As of March 31, 2012, we had no right to reclaim cash collateral and had recorded $1.1 million for our obligation to return cash collateral. As of December 31, 2011, we had no right to reclaim cash collateral and had recorded $2.9 million for our obligation to return cash collateral.

The following table provides reconciliations of assets and liabilities measured at fair value using significant level 3 inputs for the three months ended March 31, 2012 and 2011.

	Energy Marketing Contracts, net		Nuclear Decommissioning Trust			Net Balance
			Domestic Equity	High-yield Bonds	Real Estate Securities
	(In Thousands)
Balance as of December 31, 2011	$9,452		$3,931	$—	$7,095	$20,478
Total realized and unrealized gains (losses) included in:
Earnings (a)	1,487		—	—	—	1,487
Regulatory assets	(1,441)	(b)	—	—	—	(1,441)
Regulatory liabilities	(1,994)	(b)	89	—	176	(1,729)
Purchases	(1,373)		80	—	60	(1,233)
Sales	(539)		—	—	(60)	(599)
Settlements	(249)		—	—	—	(249)
Balance as of March 31, 2012	$5,343		$4,100	$—	$7,271	$16,714

Balance as of December 31, 2010	$11,815		$2,867	$305	$3,049	$18,036
Total realized and unrealized gains (losses) included in:
Earnings (a)	(197)		—	—	—	(197)
Regulatory assets	(18)	(b)	—	—	—	(18)
Regulatory liabilities	599	(b)	31	—	—	630
Purchases	(742)		173	—	—	(569)
Sales	894		(13)	(305)	—	576
Settlements	(345)		—	—	—	(345)
Balance as of March 31, 2011	$12,006		$3,058	$—	$3,049	$18,113
 _______________

(a)	Unrealized gains and losses included in earnings are reported in revenues.

(b)	Includes changes in the fair value of certain fuel supply and electricity contracts.

Portions of the gains and losses contributing to changes in net assets in the above table are unrealized. The following table summarizes the unrealized gains and losses we recorded on our consolidated financial statements during the three months ended March 31, 2012 and 2011, attributed to level 3 assets and liabilities.

	Three Months Ended March 31, 2012
	Energy Marketing Contracts, net		Nuclear Decommissioning Trust
			Domestic Equity	Real Estate Securities	Net Balance
	(In Thousands)
Total unrealized gains (losses) included in:
Earnings (a)	$195		$—	$—	$195
Regulatory assets	(1,412)	(b)	—	—	(1,412)
Regulatory liabilities	(1,998)	(b)	89	116	(1,793)
Total	$(3,215)		$89	$116	$(3,010)

	Three Months Ended March 31, 2011
Total unrealized gains (losses) included in:
Earnings (a)	$(273)		$—	$—	$(273)
Regulatory assets	(10)	(b)	—	—	(10)
Regulatory liabilities	601	(b)	19	—	620
Total	$318		$19	$—	$337
_______________
(a)Unrealized gains and losses included in earnings are reported in revenues.
(b)Includes changes in the fair value of certain fuel supply and electricity contracts.

Our level 3 investments require unobservable quantitative inputs to measure fair value. The following table summarizes the quantitative inputs and assumptions for our level 3 investments not measured at net asset value.

	Fair Value as of March 31, 2012		Valuation Methodology	Unobservable Inputs	Range of Inputs
	Assets	Liabilities
	(In Thousands)
Electricity - Forwards	$442	$359	Discounted cash flow	Basis (MWh)	$0	to	$40
Gas - Forwards	—	2,160	Discounted cash flow	Basis (mmBtu)	$0	to	$0.20
Options	10,596	3,176	Discounted cash flow	Basis - Electricity (MWh)	$0	to	$5
				Basis - Gas (mmBtu)	$0	to	$0.25
			Option models	Volatility - Electricity	10%	to	120%
				Volatility - Gas	15%	to	55%
				Correlation	35%	to	85%
Total	$11,038	$5,695

Our fair value measurement of our energy marketing contracts is sensitive to level 3 fair value inputs. Increases or decreases to one unobservable input may magnify or mitigate the impact of other inputs. Holding all other inputs constant, an increase (decrease) in a significant unobservable input would typically impact our fair value measurement as follows.

Significant Unobservable Input	Position	Impact on Fair Value Measurement
Basis	Purchase	Increase (decrease)
	Sell	Decrease (increase)
Volatility	Purchase Option	Increase (decrease)
	Sell Option	Decrease (increase)
Correlation	Purchase Option	Decrease (increase)
	Sell Option	Increase (decrease)

Some of our investments in the nuclear decommissioning trust (NDT) and our trading securities portfolio are measured at net asset value, do not have readily determinable fair values and are either with investment companies or companies that follow accounting guidance consistent with investment companies. In certain situations these investments may have redemption restrictions. The following table provides additional information on these investments.

	As of March 31, 2012		As of December 31, 2011		As of March 31, 2012
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Frequency	Length of Settlement
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity	$4,100	$1,834	$3,931	$1,914	(a)	(a)
Real estate securities	7,271	—	7,095	—	(b)	(b)
Total Nuclear Decommissioning Trust	11,371	1,834	11,026	1,914

Trading Securities:
Domestic equity	22,586	—	21,175	—	Upon Notice	1 day
International equity	5,634	—	4,896	—	Upon Notice	1 day
Core bonds	15,149	—	13,961	—	Upon Notice	1 day
Total Trading Securities	43,369	—	40,032	—
Total	$54,740	$1,834	$51,058	$1,914
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

Derivative Instruments

Cash Flow Hedges

We entered into treasury yield hedge transactions to hedge our interest rate risk associated with a $125.0 million portion of a forecasted issuance of fixed rate debt. These transactions were designated and qualified as cash flow hedges and measured at fair value by estimating the net present value of a series of payments using market-based models with observable inputs such as the spread between the 30-year U.S. Treasury bill yield and the contracted, fixed yield. As a result of regulatory accounting treatment, we report the effective portion of the gains or losses on these derivative instruments as a regulatory liability or regulatory asset and amortize such amounts to interest expense over the term of the related debt. As of December 31, 2011, we had recorded $34.0 million in other current liabilities on our consolidated balance sheet to reflect the fair value of the treasury yield hedge transactions and $33.8 million in long-term regulatory assets to reflect the effective portion. During the three months ended March 31, 2012, we settled the treasury yield hedge transactions for a cost of $29.7 million, which will be amortized to interest expense over the 30-year term of the debt issued on March 1, 2012. See Note 6, "Debt Financing," for additional information regarding the debt issuance.

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

Commodity Derivatives Not Designated as Hedging Instruments as of March 31, 2012
Asset Derivatives		Liability Derivatives
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)		(In Thousands)
Current assets:		Current liabilities:
Energy marketing contracts	$6,079	Energy marketing contracts	$5,877
Other assets:
Other	5,166
Total	$11,245

Commodity Derivatives Not Designated as Hedging Instruments as of December 31, 2011
Asset Derivatives		Liability Derivatives
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)		(In Thousands)
Current assets:		Current liabilities:
Energy marketing contracts	$8,180	Energy marketing contracts	$6,353
Other assets:
Other	7,551
Total	$15,731

The following table presents how changes in the fair value of commodity derivative instruments affected our consolidated financial statements for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
Location	Net Gain Recognized	Net Loss Recognized	Net Loss Recognized
	(In Thousands)
Revenues increase (decrease)	$2,067	$—	$(1,555)
Regulatory assets increase	—	829	—
Regulatory liabilities decrease	—	(3,512)	(213)

As of March 31, 2012, and December 31, 2011, we had under contract the following commodity derivatives.

		Net Quantity as of
	Unit of Measure	March 31, 2012	December 31, 2011
Electricity	MWh	1,819,718	1,834,253
Natural gas	MMBtu	1,860,000	1,467,500

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

Price Risk

We use various types of fuel, including coal, natural gas, uranium and diesel to operate our plants and also purchase power to meet customer demand. Our prices and consolidated financial results are exposed to market risks from commodity price changes for electricity and other energy-related products as well as interest rates. Volatility in these markets impacts our costs of purchased power, costs of fuel for our generating plants and our participation in energy markets. We strive to manage our customers' and our exposure to these market risks through regulatory, operating and financing activities and, when we deem appropriate, we economically hedge a portion of these risks through the use of derivative financial instruments for non-trading purposes.

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

We have derivative instruments with commodity exchanges and other counterparties that do not contain objective credit-risk-related contingent features. However, certain of our derivative instruments contain collateral provisions subject to credit agency ratings of our senior unsecured debt. If our senior unsecured debt ratings were to decrease or fall below investment grade, the counterparties to the derivative instruments, pursuant to the provisions, could require collateralization on derivative instruments. The aggregate fair value of all derivative instruments with objective credit risk-related contingent features that were in a liability position as of March 31, 2012, and December 31, 2011, was $3.6 million and $3.1 million, respectively, for which we had posted no collateral as of either date. If all credit-risk-related contingent features underlying these agreements had been triggered as of March 31, 2012, and December 31, 2011, we would have been required to provide to our counterparties $0.9 million and $0.5 million, respectively, of additional collateral after taking into consideration the offsetting impact of derivative assets and net accounts receivable.

4. FINANCIAL INVESTMENTS

We report some of our investments in equity and debt securities at fair value and use the specific identification method to determine their realized gains and losses. We classify these investments as either trading securities or available-for-sale securities as described below.

Trading Securities

We hold equity and debt investments in a trust used to fund retirement benefits that we classify as trading securities. We include unrealized gains or losses on these securities in investment earnings on our consolidated statements of income. For the three months ended March 31, 2012 and 2011, we recorded unrealized gains of $3.7 million and $1.5 million, respectively.

Available-for-Sale Securities

We hold investments in equity, debt and real estate securities in a trust for the purpose of funding the decommissioning of Wolf Creek. We have classified these investments as available-for-sale and have recorded all such investments at their fair market value as of March 31, 2012, and December 31, 2011. Under normal circumstances, the core bond fund will invest the majority of its assets in investment grade fixed income securities; however, a portion of its assets may be invested in non-investment grade securities. As of March 31, 2012, the fair value of available-for-sale debt securities in the core, high-yield and emerging market bond funds was $41.0 million. As of March 31, 2012, the NDT did not have investments in debt securities outside of investment funds.

Using the specific identification method to determine cost, we realized gains on our available-for-sale securities of $0.2 million and $0.9 million, respectively, during the three months ended March 31, 2012 and 2011. We record net realized and unrealized gains and losses in regulatory liabilities on our consolidated balance sheets. This reporting is consistent with the method we use to account for the decommissioning costs we recover in our prices. Gains or losses on assets in the trust fund are recorded as increases or decreases to regulatory liabilities and could result in lower or higher funding requirements for decommissioning costs, which we believe would be reflected in the prices paid by our customers.

The following table presents the cost, gross unrealized gains and losses, fair value and allocation of investments in the NDT fund as of March 31, 2012, and December 31, 2011.

		Gross Unrealized
Security Type	Cost	Gain	Loss	Fair Value	Allocation
	(Dollars In Thousands)
As of March 31, 2012
Domestic equity	$53,192	$8,791	$—	$61,983	44%
International equity	23,875	699	—	24,574	17%
Core bonds	22,638	522	—	23,160	16%
High-yield bonds	11,594	376	—	11,970	8%
Emerging market bonds	5,612	280	—	5,892	4%
Combination debt/equity fund	7,903	355	—	8,258	6%
Real estate securities	9,721	—	(2,450)	7,271	5%
Cash equivalents	56	—	—	56	<1%
Total	$134,591	$11,023	$(2,450)	$143,164	100%

As of December 31, 2011
Domestic equity	$55,357	$1,760	$—	$57,117	44%
International equity	24,501	—	(2,194)	22,307	17%
Core bonds	19,771	400	—	20,171	16%
High-yield bonds	11,046	—	(77)	10,969	8%
Emerging market bonds	5,301	8	—	5,309	4%
Combination debt/equity fund	7,524	—	(273)	7,251	6%
Real estate securities	9,662	—	(2,567)	7,095	5%
Cash equivalents	51	—	—	51	<1%
Total	$133,213	$2,168	$(5,111)	$130,270	100%

The following table presents the fair value and the gross unrealized losses of the available-for-sale securities held in the NDT fund aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2012, and December 31, 2011.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
As of March 31, 2012
Real estate securities	$—	$—	$7,271	$(2,450)	$7,271	$(2,450)

As of December 31, 2011
International equity	$22,307	$(2,194)	$—	$—	$22,307	$(2,194)
High-yield bonds	10,969	(77)	—	—	10,969	(77)
Combination debt/equity fund	7,251	(273)	—	—	7,251	(273)
Real estate securities	—	—	7,095	(2,567)	7,095	(2,567)
Total	$40,527	$(2,544)	$7,095	$(2,567)	$47,622	$(5,111)

5. RATE MATTERS AND REGULATION

KCC Proceedings

On April 18, 2012, the Kansas Corporation Commission (KCC) issued an order expected to increase our annual retail revenues by approximately $50.0 million primarily to reflect higher operating costs, including tree trimming and environmental compliance. The new prices were effective April 27, 2012. The KCC also approved our request to file an abbreviated rate review within 12 months of this order to update our prices to include capital costs related to environmental projects at La Cygne Generating Station (La Cygne).

FERC Proceedings

Our transmission formula rate that includes projected 2012 transmission capital expenditures and operating costs was effective January 1, 2012, and is expected to increase annual transmission revenues by approximately $38.2 million.

6. DEBT FINANCING

On March 30, 2012, Westar Energy redeemed $57.2 million aggregate principal amount of 5.00% pollution control bonds and KGE redeemed $13.3 million aggregate principal amount of 5.10% pollution control bonds. The bonds were redeemed using proceeds from Westar Energy's commercial paper issuances.

On March 1, 2012, Westar Energy issued $250.0 million principal amount of first mortgage bonds at a discount yielding 4.13%, bearing stated interest at 4.125% and maturing on March 1, 2042. Proceeds of $246.7 million were used to repay commercial paper issuances, which were used to purchase capital equipment, redeem pollution control bonds, and for working capital and general corporate purposes.

7. TAXES

We recorded income tax expense of $12.4 million with an effective income tax rate of 30% for the three months ended March 31, 2012. We recorded income tax expense of $13.5 million with an effective income tax rate of 29% for the same period of 2011.

As of March 31, 2012, and December 31, 2011, our liability for unrecognized income tax benefits was $2.3 million and $2.5 million, respectively. The net decrease in the liability for unrecognized income tax benefits was largely attributable to tax positions taken with respect to the capitalization of plant related expenditures. We do not expect significant changes in this liability in the next 12 months.

As of March 31, 2012, and December 31, 2011, we had $0.2 million accrued for interest on our liability related to unrecognized income tax benefits. We accrued no penalties at either March 31, 2012, or December 31, 2011.

As of March 31, 2012, and December 31, 2011, we had recorded $1.5 million for probable assessments of taxes other than income taxes.

8. COMMITMENTS AND CONTINGENCIES

Federal Clean Air Act

We must comply with the federal Clean Air Act, state laws and implementing federal and state regulations that impose, among other things, limitations on pollutants generated from our operations, including sulfur dioxide (SO2), particulate matter (PM), nitrogen oxides (NOx), carbon monoxide (CO), mercury and acid gases.

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

In comparison to a general rate review, the environmental cost recovery rider (ECRR) reduces the amount of time it takes to begin collecting in retail prices the costs associated with capital expenditures for qualifying environmental improvements. We are not allowed to use the ECRR to collect costs associated with our approximately $600.0 million capital investment for environmental upgrades at La Cygne. We must file for a general review of our rates or an abbreviated rate review with the KCC in order to collect such costs. In order to change our prices to collect increased operating and maintenance costs, we must also file a general rate review with the KCC.

Air Emissions

The operation of power plants results in emissions of mercury, acid gases and other air toxics. In December 2011, the EPA published Mercury and Air Toxics Standards (MATS) for power plants, which replaces the prior federal Clean Air Mercury Rule (CAMR) and requires significant reductions in mercury, acid gases and other emissions. Companies impacted by the new standards will have up to four years, and in certain limited circumstances up to five years, to comply. We are currently evaluating the new standards and believe that our related investment could be up to $40.0 million.

In July 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR) which requires 28 states, including Kansas, Missouri and Oklahoma, to further reduce power plant emissions of SO2 and NOx. Under CSAPR, reductions in annual SO2 and NOx emissions were scheduled to begin January 1, 2012, with further reductions required beginning January 1, 2014. The EPA issued federal implementation plans for each state covered by CSAPR, but would allow these states to submit their own implementation plans starting as early as 2013. In October 2011, we and numerous other parties filed legal challenges to CSAPR in the U.S. Court of Appeals for the District of Columbia Circuit.

In December 2011, the EPA published a final supplemental rule to CSAPR requiring five states, including Missouri and Oklahoma, to make summertime reductions in NOx emissions under an ozone-season control program implemented under CSAPR. Reductions in ozone-season NOx under this rule were scheduled to begin May 1, 2012. Although Kansas was included in the original proposed rule, the final supplemental rule instead calls for the EPA to revisit Kansas' status under this supplemental rule once Kansas submits an ozone state implementation plan, which must occur within 12 months from the date the EPA issues a state implementation request to Kansas. The EPA has not yet issued such a request to Kansas.

On December 30, 2011, the U.S. Court of Appeals for the District of Columbia Circuit issued its ruling to stay CSAPR, including the final supplemental rule, pending judicial review, which delays CSAPR's implementation date beyond January 1, 2012. On April 13, 2012, the court heard arguments to this case. Under this time frame, the court could issue its decision as early as summer 2012. As the outcome of the judicial review and any other possible legal or Congressional challenges are uncertain, we are unable to determine what impact CSAPR may ultimately have on our operations and consolidated financial results, but it could be material.

Greenhouse Gases

Under EPA regulations known as the Tailoring Rule, the EPA is regulating greenhouse gas (GHG) emissions from certain stationary sources. The regulations are being implemented pursuant to two federal Clean Air Act programs: the Title V Operating Permit program and the program requiring a permit if undergoing construction or major modifications, which is referred to as the Prevention of Significant Deterioration program (PSD). Obligations relating to Title V permits include recordkeeping and monitoring requirements. With respect to PSD permits, projects that cause a significant increase in GHG emissions (currently defined to be more than 75,000 tons or more per year or 100,000 tons or more per year, depending on various factors), are required to implement best available control technology (BACT). The EPA has issued guidance on what BACT entails for the control of GHGs and individual states are now required to determine what controls are required for facilities within their jurisdiction on a case-by-case basis. We cannot at this time determine the impact of these regulations on our operations and consolidated financial results, but we believe the cost of compliance with the regulations could be material.

Renewable Energy Standard

Kansas law mandates that we maintain a minimum amount of renewable sources energy. In years 2011 through 2015 net renewable generation capacity must be 10% of the average peak demand for the three prior years, subject to limited exceptions. This requirement increases to 15% for years 2016 through 2019 and 20% for 2020 and thereafter. We met the 2011 requirement using approximately 300 megawatts (MW) of qualifying wind generation facilities along with renewable energy credits. Beginning in late 2012, we will purchase under 20-year supply contracts the renewable energy produced from an additional approximately 370 MW of wind generation, which will allow us to satisfy the net renewable generation requirement through 2015 and contribute toward meeting the increased requirements beginning in 2016. If we are unable to meet future requirements, our operations and consolidated financial results could be adversely impacted.

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

EPA Consent Decree

As part of the settlement of a lawsuit filed by the Department of Justice on behalf of the EPA, we will install selective catalytic reduction equipment (SCR) on one of three Jeffrey Energy Center (JEC) coal units by the end of 2014, which we estimate will cost approximately $240.0 million. Depending on the NOx emission reductions attained by the single SCR and attainable through the installation of other controls on the other two JEC coal units, we may have to install SCR on another JEC unit by the end of 2016, if needed to meet plant-wide NOx reduction targets. We plan to recover the costs to install these systems through our ECRR. Recovery of all or part of such costs remains subject to the approval of our regulators.

FERC Investigation

A non-public investigation by the Federal Energy Regulatory Commission (FERC) of our use of transmission service between July 2006 and February 2008 remains pending. In May 2009, FERC staff alleged that we improperly used secondary network transmission service to facilitate off-system wholesale power sales in violation of applicable FERC orders and Southwest Power Pool (SPP) tariffs. FERC staff first alleged we received $14.3 million of unjust profits through such activities. We sent a response to FERC staff disputing both the legal basis for its allegations and their factual underpinnings. Based on our response, FERC staff substantially revised downward its preliminary conclusions to allege that we received $3.0 million of unjust profits and failed to pay $3.2 million to the SPP for transmission service. In March 2010, we sent a response to FERC staff disputing its revised conclusions. Following additional communications with FERC staff, FERC staff further revised its preliminary conclusions to allege that we have received $0.9 million of unjust profits and failed to pay $0.8 million to the SPP for transmission service. Although we continue to believe our use of transmission service was in compliance with FERC orders and SPP tariffs, we have recorded an estimated liability of $0.5 million as of March 31, 2012, related to the potential settlement of this investigation and the risks of litigating this matter to a final outcome. We are unable to predict the outcome of this investigation or its impact on our consolidated financial results, but an adverse outcome could result in payments for alleged unjust profits and unpaid transmission costs as well as penalties, the amounts of which could be material, and could potentially alter the manner in which we are permitted to buy and sell energy and use transmission service.

9. LEGAL PROCEEDINGS

We and our subsidiaries are involved in various legal, environmental and regulatory proceedings. We believe that adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material affect on our consolidated financial results. See Note 5, "Rate Matters and Regulation," and Note 8, "Commitments and Contingencies," for additional information.

10. INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

The following table summarizes the net periodic costs for our pension and post-retirement benefit plans prior to the effects of capitalization.

	Pension Benefits		Post-retirement Benefits
Three Months Ended March 31,	2012	2011	2012	2011
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$4,889	$4,017	$514	$452
Interest cost	9,894	9,955	1,575	1,692
Expected return on plan assets	(8,071)	(7,772)	(1,373)	(1,200)
Amortization of unrecognized:
Transition obligation, net	—	—	978	978
Prior service costs	154	303	631	539
Actuarial loss, net	8,194	5,915	376	254
Net periodic cost before regulatory adjustment	15,060	12,418	2,701	2,715
Regulatory adjustment	(7,245)	(5,625)	318	297
Net periodic cost	$7,815	$6,793	$3,019	$3,012

During the three months ended March 31, 2012 and 2011, we contributed $34.8 million and $29.0 million, respectively, to the Westar Energy pension trust.

11. WOLF CREEK INTERIM PENSION AND POST-RETIREMENT BENEFIT DISCLOSURE

As a co-owner of Wolf Creek, KGE is indirectly responsible for 47% of the liabilities and expenses associated with the Wolf Creek pension and post-retirement benefit plans. The following table summarizes the net periodic costs for KGE's 47% share of the Wolf Creek pension and post-retirement benefit plans prior to the effects of capitalization.

	Pension Benefits		Post-retirement Benefits
Three Months Ended March 31,	2012	2011	2012	2011
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$1,516	$1,260	$48	$54
Interest cost	1,884	1,864	103	126
Expected return on plan assets	(1,644)	(1,525)	—	—
Amortization of unrecognized:
Transition obligation, net	—	13	14	14
Prior service costs	1	4	—	8
Actuarial loss, net	1,342	995	58	76
Net periodic cost before regulatory adjustment	3,099	2,611	223	278
Regulatory adjustment	(1,030)	(657)	—	—
Net periodic cost	$2,069	$1,954	$223	$278

During the three months ended March 31, 2012 and 2011, we funded $7.0 million and $5.7 million, respectively, of Wolf Creek's pension plan contribution.

12. VARIABLE INTEREST ENTITIES

In determining the primary beneficiary of a VIE, we assess the entity's purpose and design, including the nature of the entity's activities and the risks that the entity was designed to create and pass through to its variable interest holders. A reporting enterprise is deemed to be the primary beneficiary of a VIE if it has (a) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The primary beneficiary of a VIE is required to consolidate the VIE. The trusts holding our 8% interest in JEC, our 50% interest in La Cygne unit 2 and railcars we use to transport coal to some of our power plants are VIEs of which we are the primary beneficiary.

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

Financial Statement Impact

We have recorded the following assets and liabilities on our consolidated balance sheets related to the VIEs described above.

	As of	As of
	March 31, 2012	December 31, 2011
	(In Thousands)
Assets:
Property, plant and equipment of variable interest entities, net	$330,614	$333,494
Regulatory assets (a)	5,178	4,915

Liabilities:
Current maturities of long-term debt of variable interest entities	$48,394	$28,114
Accrued interest (b)	399	4,448
Long-term debt of variable interest entities, net	223,756	249,283
_______________
(a) Included in long-term regulatory assets on our consolidated balance sheets.
(b) Included in accrued interest on our consolidated balance sheets.

All of the liabilities noted in the table above relate to the purchase of the property, plant and equipment. The assets of the VIEs can be used only to settle obligations of the VIEs and the VIEs' debt holders have no recourse to our general credit. We have not provided financial or other support to the VIEs and are not required to provide such support. We did not record any gain or loss upon initial consolidation of the VIEs.

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

In Management's Discussion and Analysis, we discuss our operating results for the three months ended March 31, 2012 and 2011, our general financial condition and significant changes that occurred during 2012. As you read Management's Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

SUMMARY OF SIGNIFICANT ITEMS

Earnings Per Share

Following is a summary of our net income and basic EPS.

	Three Months Ended March 31,
	2012	2011	Change
	(Dollars In Thousands, Except Per Share Amounts)

Net income attributable to common stock	$27,282	$31,342	$(4,060)
Earnings per common share, basic	0.21	0.27	(0.06)

The decreases shown in the above table were due principally to lower retail revenues, which were the result of decreased residential electricity sales attributable primarily to mild weather, and higher costs associated with an unscheduled outage at Wolf Creek. These factors were offset partially by our having recorded more corporate-owned life insurance (COLI) benefits during the three months ended March 31, 2012. See the discussion under "—Operating Results" below for additional information. Contributing to the decrease in basic EPS was an increase in average equivalent common shares outstanding due primarily to our having issued additional shares in the latter part of 2011 to settle forward sale transactions.

Current Trends

From time to time we update current trends discussed in our 2011 Form 10-K. The following is to be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2011 Form 10-K.

Environmental Regulation

Environmental laws and regulations affecting power plants, which relate primarily to discharges into the air, air quality, discharges of effluents into water, the use of water, and the handling, disposal and clean-up of hazardous and non-hazardous substances and wastes, continue to evolve and have become more stringent and costly over time. We have incurred and will continue to incur significant capital and other expenditures, and may potentially need to limit the use of some of our power plants, to comply with existing and new environmental laws and regulations. While certain of these costs are recoverable through the ECRR, and ultimately we expect all such costs to be reflected in the prices we are allowed to charge, we cannot assure that all such costs will be recovered in a timely manner. See Note 8 of the Notes to Condensed Consolidated Financial Statements, "Commitments and Contingencies," for additional information regarding environmental laws and regulations.

Air Emissions

The operation of power plants results in emissions of mercury, acid gases and other air toxics. In December 2011, the EPA published MATS for power plants, which replaces the prior federal CAMR and requires significant reductions in mercury, acid gases and other emissions. Companies impacted by the new standards will have up to four years, and in certain limited circumstances up to five years, to comply. We are currently evaluating the new standards and believe that our related investment could be up to $40.0 million.

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

In December 2011, the EPA published a final supplemental rule to CSAPR requiring five states, including Missouri and Oklahoma, to make summertime reductions in NOx emissions under an ozone-season control program implemented under CSAPR. Reductions in ozone-season NOx under this rule begin May 1, 2012. Although Kansas was included in the original proposed rule, the final supplemental rule instead calls for the EPA to revisit Kansas' status under this supplemental rule once Kansas submits an ozone state implementation plan, which must occur within 12 months from the date the EPA issues a state implementation request to Kansas. The EPA has not yet issued such a request to Kansas.

In October 2011, we and numerous other parties filed legal challenges to CSAPR in the U.S. Court of Appeals for the District of Columbia Circuit. On December 30, 2011, the court issued its ruling to stay CSAPR, including the final supplemental rule, pending judicial review, which delays CSAPR's implementation date beyond January 1, 2012. On April 13, 2012 the court heard arguments to this case. Under this time frame, the court could issue its decision as early as summer 2012. As the outcome of the judicial review and any other possible legal or Congressional challenges are uncertain, we are unable to determine what impact CSAPR may ultimately have on our operations and consolidated financial results, but it could be material.

Greenhouse Gases

On March 27, 2012, the EPA proposed a New Source Performance Standard that would limit carbon dioxide emissions for new electric generating units. We are currently evaluating the proposal and believe it could impact our future generation plans if it becomes a final rule.

Under EPA regulations known as the Tailoring Rule, the EPA is regulating GHG emissions from certain stationary sources. The regulations are being implemented pursuant to two federal Clean Air Act programs: the Title V Operating Permit program and the program requiring a permit if undergoing construction or major modifications, which is referred to as PSD. Obligations relating to Title V permits include recordkeeping and monitoring requirements. With respect to PSD permits, projects that cause a significant increase in GHG emissions (currently defined to be more than 75,000 tons or more per year or 100,000 tons or more per year, depending on various factors), are required to implement BACT. The EPA has issued guidance on what BACT entails for the control of GHGs and individual states are now required to determine what controls are required for facilities within their jurisdiction on a case-by-case basis. We cannot at this time determine the impact of these regulations on our operations and consolidated financial results, but we believe the costs to comply with the regulations could be material.

Regulation of Coal Combustion Byproducts

In the course of operating our coal generation plants, we produce coal combustion byproducts (CCBs), including fly ash, gypsum and bottom ash, which we must handle, dispose of, recycle or process. We recycle some of our fly ash and bottom ash production, principally by selling to the aggregate industry. This is referred to as beneficial use. In June 2010, the EPA proposed a rule to regulate CCBs under the Resource Conservation and Recovery Act (RCRA). The proposed rule provides two possible options for CCB regulation, both of which technically would allow for the continued beneficial use of CCBs, but we believe might actually curtail or impair beneficial use to the extent we are able to recycle it today. The first option would subject CCBs to regulation as special waste under Subtitle C of RCRA when disposed of in landfills or surface impoundments. The second option would regulate CCBs as non-hazardous solid waste under Subtitle D of RCRA. The EPA is expected to issue a final rule in 2013. While we cannot at this time estimate the impact and costs associated with future regulations of CCBs, we believe the impact on our operations and consolidated financial results could be material.

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

PM, principally ash, is a byproduct of coal combustion. The EPA is currently reviewing the PM NAAQS. Proposed revisions to the fine PM NAAQS are expected in 2012. We cannot at this time predict the impact of this review and any possible new standards on our operations or consolidated financial results, but it could be material.

The EPA had been in the process of revising the NAAQS for ozone. However, in September 2011, the President of the United States ordered the EPA to withdraw its proposal. Work is currently underway to support the EPA's planned reconsideration of the standards in 2013.

Water

Some water used in our operations is later discharged. This water may contain substances deemed to be pollutants. The EPA plans to propose revisions to the rules governing such water discharges from coal-fired power plants by July 2012 with final action on the proposed rules expected to occur by January 2014. Although we cannot at this time determine the impact of any new regulations, more stringent regulations could have a material impact on our operations and consolidated financial results.

In April 2011, the EPA issued a proposed rule that would set stricter technology standards for cooling water intake structures at power plants over concerns about aquatic life. We are currently evaluating the proposal. The EPA is expected to finalize the rule in 2012; however, because the rule has yet to be finalized, we cannot predict the impact it may have on our operations or consolidated financial results, but it could be material.

Renewable Energy Standard

Kansas law mandates that we maintain a minimum amount of renewable energy sources. In years 2011 through 2015 net renewable generation capacity must be 10% of the average peak demand for the three prior years, subject to limited exceptions. This requirement increases to 15% for years 2016 through 2019 and 20% for 2020 and thereafter. We met the 2011 requirement using approximately 300 MW of qualifying wind generation facilities along with renewable energy credits. Beginning in late 2012, we will purchase under 20-year supply contracts the renewable energy produced from an additional approximately 370 MW of wind generation, which will allow us to satisfy the net renewable generation requirement through 2015 and contribute toward meeting the increased requirements beginning in 2016. If we are unable to meet future requirements, our operations and consolidated financial results could be adversely impacted.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Note 2 of the Notes to Condensed Consolidated Financial Statements, "Summary of Significant Accounting Policies," contains a summary of our significant accounting policies, many of which require estimates and assumptions by management. The policies highlighted in our 2011 Form 10-K have an impact on our reported results that may be material due to the levels of judgment and subjectivity necessary to account for uncertain matters or their susceptibility to change.

From December 31, 2011, through March 31, 2012, we have not experienced any significant changes in our critical accounting estimates. For additional information, see our 2011 Form 10-K.

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

Our revenues are impacted by things such as rate regulation, fuel costs, customer conservation efforts, the economy and competitive forces. Changing weather also affects the amount of electricity our customers use as electricity sales are seasonal. As a summer peaking utility, the third quarter typically accounts for our greatest electricity sales. Hot summer temperatures and cold winter temperatures prompt more demand, especially among residential customers. Mild weather reduces customer demand. Our wholesale revenues are impacted by, among other factors, demand, cost and availability of fuel and purchased power, price volatility, available generation capacity, transmission availability and weather.

Three Months Ended March 31, 2012, Compared to Three Months Ended March 31, 2011

Below we discuss our operating results for the three months ended March 31, 2012, compared to the results for the three months ended March 31, 2011. Significant changes in results of operations shown in the table immediately below are further explained in the descriptions that follow.

	Three Months Ended March 31,
	2012	2011	Change	% Change
	(Dollars In Thousands, Except Per Share Amounts)
REVENUES:
Residential	$138,418	$152,908	$(14,490)	(9.5)
Commercial	129,651	128,827	824	0.6
Industrial	85,420	79,196	6,224	7.9
Other retail	(2,920)	(3,014)	94	3.1
Total Retail Revenues	350,569	357,917	(7,348)	(2.1)
Wholesale	71,212	78,594	(7,382)	(9.4)
Transmission (a)	45,963	37,176	8,787	23.6
Other	7,933	8,033	(100)	(1.2)
Total Revenues	475,677	481,720	(6,043)	(1.3)
OPERATING EXPENSES:
Fuel and purchased power	127,654	134,184	(6,530)	(4.9)
Operating and maintenance	156,044	137,351	18,693	13.6
Depreciation and amortization	73,280	70,259	3,021	4.3
Selling, general and administrative	47,334	48,767	(1,433)	(2.9)
Total Operating Expenses	404,312	390,561	13,751	3.5
INCOME FROM OPERATIONS	71,365	91,159	(19,794)	(21.7)
OTHER INCOME (EXPENSE):
Investment earnings	4,324	1,968	2,356	119.7
Other income	13,590	2,249	11,341	504.3
Other expense	(5,553)	(5,368)	(185)	(3.4)
Total Other Income (Expense)	12,361	(1,151)	13,512	(b)
Interest expense	42,046	43,538	(1,492)	(3.4)
INCOME BEFORE INCOME TAXES	41,680	46,470	(4,790)	(10.3)
Income tax expense	12,443	13,513	(1,070)	(7.9)
NET INCOME	29,237	32,957	(3,720)	(11.3)
Less: Net income attributable to noncontrolling interests	1,713	1,373	340	24.8
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY	27,524	31,584	(4,060)	(12.9)
Preferred dividends	242	242	—	—
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$27,282	$31,342	$(4,060)	(13.0)
BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY	$0.21	$0.27	$(0.06)	(22.2)
 _______________

(a)
Reflects revenue from an SPP network transmission tariff. For the three months ended March 31, 2012 and 2011, our SPP network transmission costs were $39.4 million and $32.1 million, respectively. These amounts, less administration costs of $6.2 million and $4.2 million, respectively, were returned to us as revenue.

(b)	Change greater than 1000%.

Gross Margin

Fuel and purchased power costs fluctuate with electricity sales and unit costs. As permitted by regulators, we adjust our retail prices to reflect changes in the costs of fuel and purchased power. Fuel and purchased power costs for wholesale customers are recovered at prevailing market prices or based on a predetermined formula with a price adjustment approved by FERC. As a result, changes in fuel and purchased power costs are offset in revenues with minimal impact on net income. For this reason, we believe gross margin is useful for understanding and analyzing changes in our operating performance from one period to the next. We calculate gross margin as total revenues less the sum of fuel and purchased power costs and SPP network transmission costs. Transmission costs reflect the costs of providing network transmission service. Accordingly, in calculating gross margin, we recognize the net value of this transmission activity as shown in the table immediately following. However, we record transmission costs as operating and maintenance expense on our consolidated statements of income. The following table summarizes our gross margin for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011	Change	% Change
	(Dollars In Thousands)
REVENUES:
Residential	$138,418	$152,908	$(14,490)	(9.5)
Commercial	129,651	128,827	824	0.6
Industrial	85,420	79,196	6,224	7.9
Other retail	(2,920)	(3,014)	94	3.1
Total Retail Revenues	350,569	357,917	(7,348)	(2.1)
Wholesale	71,212	78,594	(7,382)	(9.4)
Transmission	45,963	37,176	8,787	23.6
Other	7,933	8,033	(100)	(1.2)
Total Revenues	475,677	481,720	(6,043)	(1.3)
Less: Fuel and purchased power expense	127,654	134,184	(6,530)	(4.9)
SPP network transmission costs	39,362	32,051	7,311	22.8
Gross Margin	$308,661	$315,485	$(6,824)	(2.2)

The following table reflects changes in electricity sales for the three months ended March 31, 2012 and 2011. No electricity sales are shown for transmission or other as they are not directly related to the amount of electricity we sell.

	Three Months Ended March 31,
	2012	2011	Change	% Change
	(Thousands of MWh)
ELECTRICITY SALES:
Residential	1,415	1,658	(243)	(14.7)
Commercial	1,649	1,704	(55)	(3.2)
Industrial	1,361	1,337	24	1.8
Other retail	21	22	(1)	(4.5)
Total Retail	4,446	4,721	(275)	(5.8)
Wholesale	1,693	1,910	(217)	(11.4)
Total	6,139	6,631	(492)	(7.4)

Gross margin decreased due primarily to lower retail revenues attributable principally to lower electricity sales to residential customers, which were the result primarily of mild weather. As measured by heating degree days, the weather during the three months ended March 31, 2012, was 32% warmer than the same period of 2011.

Income from operations is the most directly comparable measure to gross margin that is calculated and presented in accordance with GAAP in our consolidated statements of income. Our presentation of gross margin should not be considered in isolation or as a substitute for income from operations. Additionally, our presentation of gross margin may not be comparable to similarly titled measures reported by other companies. The following table reconciles income from operations with gross margin for the years ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011	Change	% Change
	(Dollars In Thousands)
Gross margin	$308,661	$315,485	$(6,824)	(2.2)
Add: SPP network transmission costs	39,362	32,051	7,311	22.8
Less: Operating and maintenance expense	156,044	137,351	18,693	13.6
Depreciation and amortization expense	73,280	70,259	3,021	4.3
Selling, general and administrative expense	47,334	48,767	(1,433)	(2.9)
Income from operations	$71,365	$91,159	$(19,794)	(21.7)

Operating Expenses and Other Income and Expense Items

	Three Months Ended March 31,
	2012	2011	Change	% Change
	(Dollars in Thousands)
Operating and maintenance expense	$156,044	$137,351	$18,693	13.6

Operating and maintenance expense increased due principally to:

•
higher costs at Wolf Creek of $8.5 million, which was the result primarily of an unscheduled outage that required additional costs as well as a $2.3 million increase in the amortization of deferred refueling and maintenance outage costs;

•	higher SPP network transmission costs of $7.3 million, most of which is recovered in revenues; and

•	a $2.4 million increase in property taxes, most of which is also offset in retail revenues.

	Three Months Ended March 31,
	2012	2011	Change	% Change
	(Dollars in Thousands)
Depreciation and amortization expense	$73,280	$70,259	$3,021	4.3

Depreciation and amortization expense increased as a result of our having recorded higher depreciation expense associated primarily with additions at our power plants, including air quality controls, and the addition of transmission facilities.

	Three Months Ended March 31,
	2012	2011	Change	% Change
	(Dollars in Thousands)
Selling, general and administrative expense	$47,334	$48,767	$(1,433)	(2.9)

Selling, general and administrative expense decreased due primarily to lower legal fees of $1.7 million. During the three months ended March 31, 2011, we recorded legal fees for arbitration and settlement proceedings with two former executive officers. We did not record similar legal fees during the same period of 2012.

	Three Months Ended March 31,
	2012	2011	Change	% Change
	(Dollars in Thousands)
Investment earnings	$4,324	$1,968	$2,356	119.7

Investment earnings increased due principally to improved performance of investments held in a trust to fund retirement benefits. We recorded gains on these investments of $3.8 million during the three months ended March 31, 2012, compared to gains of $1.9 million recorded during the same period of 2011.

	Three Months Ended March 31,
	2012	2011	Change	% Change
	(Dollars in Thousands)
Other income	$13,590	$2,249	$11,341	504.3

Other income increased due principally to:

•	our having recorded $9.2 million more in COLI benefits; and

•	a $2.2 million increase in equity AFUDC, which reflects increased construction activity.

	Three Months Ended March 31,
	2012	2011	Change	% Change
	(Dollars in Thousands)
Interest expense	$42,046	$43,538	$(1,492)	(3.4)

Interest expense decreased due primarily to our having recorded $2.0 million more for capitalized interest, reflective of increased construction activity. This was offset partially by a $0.8 million increase in interest principally related to additional debt issued in early March 2012 to fund capital investments.

	Three Months Ended March 31,
	2012	2011	Change	% Change
	(Dollars in Thousands)
Income tax expense	$12,443	$13,513	$(1,070)	(7.9)

Income tax expense decreased due principally to lower income before income taxes.

FINANCIAL CONDITION

A number of factors affected amounts recorded on our balance sheet as of March 31, 2012, compared to December 31, 2011.

	As of	As of
	March 31, 2012	December 31, 2011	Change	% Change
	(Dollars in Thousands)
Fuel inventory and supplies	$254,604	$229,118	$25,486	11.1

Fuel inventory and supplies increased due principally to a $28.9 million increase in coal inventory. Coal inventory volumes increased 39% resulting from less coal being consumed due to milder weather and increased usage of our plants that use natural gas.

	As of	As of
	March 31, 2012	December 31, 2011	Change	% Change
	(Dollars in Thousands)
Taxes receivable	$—	$5,334	$(5,334)	(100.0)

Tax receivable decreased due primarily to our having received $5.8 million of IRS refunds.

	As of	As of
	March 31, 2012	December 31, 2011	Change	% Change
	(Dollars in Thousands)
Property, plant and equipment, net	$6,554,272	$6,411,922	$142,350	2.2

Property, plant and equipment, net, increased due principally to a $120.9 million increase in construction work in process resulting from the ongoing construction of air quality controls at our power plants.

	As of	As of
	March 31, 2012	December 31, 2011	Change	% Change
	(Dollars in Thousands)
Regulatory assets	$1,047,348	$1,046,090	$1,258	0.1
Regulatory liabilities	284,285	271,387	12,898	4.8
Net regulatory assets	$763,063	$774,703	$(11,640)	(1.5)

Regulatory liabilities increased due principally to a $12.9 million increase in the fair value measurement of our NDT assets.

	As of	As of
	March 31, 2012	December 31, 2011	Change	% Change
	(Dollars in Thousands)
Current maturities of long-term debt of variable interest entities	$48,394	$28,114	$20,280	72.1
Long-term debt of variable interest entities, net	223,756	249,283	(25,527)	(10.2)
Total long-term debt of variable interest entities	$272,150	$277,397	$(5,247)	(1.9)

Current maturities of long-term debt of variable interest entities increased due primarily to a reclassification from long-term debt of variable interest entities, net, for an expected principal payment to be made by the VIE that holds the 50% leasehold interest in La Cygne unit 2.

	As of	As of
	March 31, 2012	December 31, 2011	Change	% Change
	(Dollars in Thousands)
Long-term debt, net	$2,670,469	$2,491,109	$179,360	7.2

Long-term debt, net increased due principally to the issuance of $250.0 million principal amount of first mortgage bonds. Partially offsetting this increase was the redemption of pollution control bonds as discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements, "Debt Financing."

	As of	As of
	March 31, 2012	December 31, 2011	Change	% Change
	(Dollars in Thousands)
Accrued employee benefits	$556,097	$592,617	$(36,520)	(6.2)

Accrued employee benefits decreased due primarily to our having contributed $34.8 million to the Westar Energy pension trust and our having funded $7.0 million of Wolf Creek's pension plan contribution.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Available sources of funds to operate our business include internally generated cash, Westar Energy's revolving credit facilities and commercial paper program, and access to capital markets. We expect to meet our day-to-day cash requirements including, among other items, fuel and purchased power, dividends, interest payments, income taxes and pension contributions, using primarily internally generated cash and temporary borrowings from the commercial paper program and revolving credit facilities. To meet the cash requirements for our capital investments, we expect to use internally generated cash, temporary borrowings from commercial paper issuances and revolving credit facilities, as well as the issuance of debt and equity securities in the capital markets. We also use proceeds from the issuance of securities to repay short-term borrowings, which are principally related to investments in capital equipment, when such balances are of sufficient size and it makes economic sense to do so, and for working capital and general corporate purposes. The aforementioned sources and uses of cash are similar to our historical activities. Uncertainties affecting our ability to meet cash requirements include, among others, factors affecting revenues described in "—Operating Results" above, economic conditions, regulatory actions, compliance with environmental regulations and conditions in the capital markets.

Capital Resources

Westar Energy has entered into a commercial paper program pursuant to which it may issue commercial paper up to a maximum aggregate amount outstanding at any one time of $1.0 billion. This program is supported by Westar Energy's revolving credit facilities described below. Maturities of commercial paper issuances may not exceed 365 days from the date of issuance and proceeds from such issuances will be used to temporarily fund capital expenditures, to repay borrowings under Westar Energy's revolving credit facilities, for working capital and/or for other general corporate purposes. As of May 1, 2012, Westar Energy had issued $356.5 million of commercial paper.

Westar Energy has two revolving credit facilities in the amounts of $730.0 million and $270.0 million, which terminate on September 29, 2016, and February 18, 2015, respectively. As long as there is no default under the facilities, each may be extended up to an additional two years and the aggregate amount of borrowings under the facilities may be increased to $1.0 billion and $400.0 million, respectively, subject to lender participation. All borrowings under the facilities are secured by KGE first mortgage bonds. As of May 1, 2012, no amounts were borrowed and $13.9 million of letters of credit had been issued under the $730.0 million facility. No amounts were borrowed and no letters of credit were issued under the $270.0 million facility as of the same date. In addition, total combined borrowings under the revolving credit facilities and the commercial paper program may not exceed $1.0 billion at any given time.

Debt Financing

On March 30, 2012, Westar Energy redeemed $57.2 million aggregate principal amount of 5.00% pollution control bonds and KGE redeemed $13.3 million aggregate principal amount of 5.10% pollution control bonds. The bonds were redeemed using proceeds from Westar Energy's commercial paper issuances.

On March 1, 2012, Westar Energy issued $250.0 million principal amount of first mortgage bonds at a discount yielding 4.13%, bearing stated interest at 4.125% and maturing on March 1, 2042. Proceeds of $246.7 million were used to repay commercial paper issuances, which were used to purchase capital equipment, redeem pollution control bonds, and for working capital and general corporate purposes.

We intend to redeem on May 15, 2012, $150.0 million aggregate principal amount of Westar Energy 6.1% first mortgage bonds using proceeds from either Westar Energy's commercial paper issuances or the issuance of additional long-term debt.

Summary of Cash Flows

	Three Months Ended March 31,
	2012	2011	Change	% Change
	(Dollars In Thousands)
Cash flows from (used in):
Operating activities	$63,963	$95,376	$(31,413)	(32.9)
Investing activities	(173,998)	(152,073)	(21,925)	14.4
Financing activities	110,222	59,112	51,110	86.5
Net increase in cash and cash equivalents	$187	$2,415	$(2,228)	(92.3)

Cash Flows from Operating Activities

Cash flows from operating activities decreased due principally to our having paid $29.7 million to settle treasury yield hedge transactions during the three months ended March 31, 2012, our having received $26.3 million less from customers and our having contributed $7.0 million more to pension and post-retirement benefit plans. Partially offsetting decreases was our having paid $12.0 million less for purchased power and our having received $5.1 million in income tax refunds during the three months ended March 31, 2012, compared to paying $0.8 million for income taxes during the same period of 2011.

Cash Flows used in Investing Activities

Cash flows used in investing activities increased due primarily to our having invested $34.0 million more for additions to property, plant and equipment. Partially offsetting this increased investment was our having received $15.7 million more in proceeds from our investment in COLI.

Cash Flows from Financing Activities

Cash flows from financing activities increased due primarily to our having received $246.7 million of proceeds from the issuance of long-term debt. Proceeds received were partially offset by our having repaid $4.6 million of short-term debt compared to our having borrowed $78.6 million during the three months ended March 31, 2011. Further offsetting increases was our having paid $70.4 million more for long-term debt retirements and our having paid $15.2 million more for the repayment of borrowings against the cash surrender value of COLI.

Debt Covenants

We continue to be in compliance with our debt covenants.

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

On January 6, 2012, Moody's upgraded its credit ratings for Westar Energy and KGE first mortgage bonds/senior secured debt to A3 from Baa1. Moody's also upgraded its credit rating for Westar Energy unsecured debt to Baa2 from Baa3 and assigned a P-2 rating to Westar Energy's commercial paper program. As of May 1, 2012, our ratings with the agencies are as shown in the table below.

	Westar Energy First Mortgage Bond Rating	KGE First Mortgage Bond Rating	Westar Energy Unsecured Debt Rating	Westar Energy Commercial Paper	Rating Outlook
Moody’s	A3	A3	Baa2	P-2	Stable
S&P	BBB+	BBB+	BBB	A-2	Stable
Fitch	A-	A-	BBB+	F2	Stable

Certain of our derivative instruments contain collateral provisions subject to credit agency ratings of our senior unsecured debt. If our senior unsecured debt ratings were to decrease or fall below investment grade, the counterparties to the derivative instruments, pursuant to the provisions, could require collateralization on derivative instruments. The aggregate fair value of all derivative instruments with objective credit risk-related contingent features that were in a liability position as of March 31, 2012, and December 31, 2011, was $3.6 million and $3.1 million, respectively, for which we had posted no collateral as of either date. If all credit-risk-related contingent features underlying these agreements had been triggered as of March 31, 2012, and December 31, 2011, we would have been required to provide to our counterparties $0.9 million and $0.5 million, respectively, of additional collateral after taking into consideration the offsetting impact of derivative assets and net accounts receivable.

Pension Contribution

During the three months ended March 31, 2012, we contributed $34.8 million to the Westar Energy pension trust and funded $7.0 million of Wolf Creek's pension plan contribution.

OFF-BALANCE SHEET ARRANGEMENTS

From December 31, 2011, through March 31, 2012, our off-balance sheet arrangements did not change materially. For additional information, see our 2011 Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

From December 31, 2011, through March 31, 2012, our contractual obligations and commercial commitments did not change materially outside the ordinary course of business. For additional information, see our 2011 Form 10-K.

OTHER INFORMATION

Changes in Prices

KCC Proceedings

On April 18, 2012, the KCC issued an order expected to increase our annual retail revenues by approximately $50.0 million primarily to reflect higher operating costs, including tree trimming and environmental compliance. The new prices were effective April 27, 2012. The KCC also approved our request to file an abbreviated rate review within 12 months of this order to update our prices to include capital costs related to environmental projects at La Cygne.

Effective April 6, 2012, we adjusted our prices, subject to refund, to reflect adjustments to our transmission formula rate as discussed below. The new prices are expected to increase our annual retail revenues by approximately $36.7 million. We expect the KCC to issue an order on our request by October 2012.

On March 19, 2012, we filed an application with the KCC to adjust our prices to include costs associated with investments in environmental projects during 2011. We expect the KCC to issue an order on our request in May 2012 and estimate that this will increase our annual retail revenues by approximately $19.5 million.

FERC Proceedings

Our transmission formula rate that includes projected 2012 transmission capital expenditures and operating costs was effective January 1, 2012, and is expected to increase annual transmission revenues by approximately $38.2 million. This updated rate provided the basis for our request with the KCC to adjust our retail prices to include updated transmission costs as noted above.

Wolf Creek Outage

Wolf Creek normally operates on an 18-month planned refueling and maintenance outage schedule. However, as a result of an unscheduled maintenance outage at Wolf Creek in early 2012, the next planned refueling and maintenance outage has been moved from fall 2012 to the first quarter of 2013.

Fair Value of Energy Marketing Contracts

The following table shows the net fair value of energy marketing contracts outstanding as of March 31, 2012.

Fair Value of Contracts
(In Thousands)

Net fair value of contracts outstanding as of December 31, 2011 (a)	$9,378
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	(874)
Changes in fair value of contracts outstanding at the beginning and end of the period	(2,944)
Fair value of new contracts entered into during the period	(192)
Net fair value of contracts outstanding as of March 31, 2012 (b)	$5,368
_______________
(a)   Approximately $0.4 million and $6.2 million of the fair value of energy marketing contracts were recognized as a regulatory asset and regulatory liability, respectively.
(b) Approximately $1.2 million and $2.7 million of the fair value of energy marketing contracts were recognized as a regulatory asset and regulatory liability, respectively.

The sources of the fair values of the financial instruments related to these contracts and the maturity periods of the contracts as of March 31, 2012, are summarized in the following table

	Fair Value of Contracts at End of Period
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity Over 5 Years
	(Dollars In Thousands)

Prices provided by other external sources (swaps and forwards)	$7,333	$382	$6,951	$—	$—
Prices based on option pricing models (options and other) (a)	(1,965)	(180)	(1,785)	—	—
Total fair value of contracts outstanding	$5,368	$202	$5,166	$—	$—
_______________
(a)    Options are priced using a series of techniques, such as the Black option pricing model.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in commodity prices, counterparty credit, interest rates, and debt and equity instrument values. From December 31, 2011, to March 31, 2012, no significant changes occurred in our market risk exposure. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2011 Form 10-K for additional information.

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on legal proceedings is set forth in Notes 5, 8 and 9 of the Notes to Condensed Consolidated Financial Statements, "Rate Matters and Regulation," "Commitments and Contingencies" and "Legal Proceedings," respectively, which are incorporated herein by reference.

ITEM 1A. RISK FACTORS

     Our risk factors did not change materially from December 31, 2011, through March 31, 2012. For additional information, see our 2011 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

1(a)
Underwriting Agreement, dated February 27, 2012, among Barclays Capital Inc., Mitsubishi UFJ Securities (USA), Inc. and Wells Fargo Securities, LLC as representatives of the several underwriters named therein, and Westar Energy, Inc. (filed as Exhibit 1.1 to the Form 8-K filed on February 29, 2012)

1(b)	Second Amendment to Sales Agency Financing Agreement, dated May 9, 2012, among Westar Energy, Inc., BNY Mellon Capital Markets, LLC, and The Bank of New York Mellon
4(a)
Form of Forty-Second Supplemental Indenture, dated as of March 1, 2012, by and between Westar Energy, Inc. and the Bank of New York Mellon Trust Company, N.A., as successor to Harris Trust and Savings Bank (filed as Exhibit 4.1 to the Form 8-K filed on February 29, 2012)

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended March 31, 2012
31(b)	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended March 31, 2012
32
Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended March 31, 2012 (furnished and not to be considered filed as part of the Form 10-Q)

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

WESTAR ENERGY, INC.

Date:	May 9, 2012	By:	/s/ Anthony D. Somma
Anthony D. Somma
Senior Vice President, Chief Financial Officer and Treasurer