Form 10-Q
period 2012-06-30
WESTAR ENERGY INC /KS
filed 2012-08-07
CIK 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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
Large accelerated filer    X      Accelerated filer            Non-accelerated filer              Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes             No    X
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	126,315,391 shares
(Class)	(Outstanding at July 31, 2012)

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition
AFUDC	Allowance for funds used during construction
BACT	Best Available Control Technology
CAMR	Clean Air Mercury Rule
CCB	Coal combustion byproduct
CO	Carbon monoxide
CSAPR	Cross-State Air Pollution Rule
ECRR	Environmental Cost Recovery Rider
EPA	Environmental Protection Agency
EPS	Earnings per share
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
JEC	Jeffrey Energy Center
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
KGE	Kansas Gas and Electric Company
La Cygne	La Cygne Generating Station
MATS	Mercury and Air Toxics Standards
MMBtu	Millions of Btu
Moody’s	Moody’s Investors Service
MW	Megawatt(s)
MWh	Megawatt hour(s)
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trust
NOx	Nitrogen oxides
ONEOK	ONEOK, Inc.
OTC	Over-the-counter
PM	Particulate matter
PSD	Prevention of Significant Deterioration program
RCRA	Resource Conservation and Recovery Act
RSU	Restricted share unit
S&P	Standard & Poor’s Ratings Services
SCR	Selective catalytic reduction equipment
SO2	Sulfur dioxide
SPP	Southwest Power Pool
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

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

PART I.    FINANCIAL INFORMATION
ITEM I.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
WESTAR ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Par Values) (Unaudited)

	As of	As of
	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,654	$3,539
Restricted cash	22,567	—
Accounts receivable, net of allowance for doubtful accounts of $4,919 and $7,384, respectively	277,488	226,428
Fuel inventory and supplies	256,316	229,118
Energy marketing contracts	5,981	8,180
Taxes receivable	—	5,334
Deferred tax assets	—	394
Prepaid expenses	14,883	13,078
Regulatory assets	111,374	123,818
Other	21,022	23,696
Total Current Assets	716,285	633,585
PROPERTY, PLANT AND EQUIPMENT, NET	6,724,590	6,411,922
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	327,734	333,494
OTHER ASSETS:
Regulatory assets	909,488	922,272
Nuclear decommissioning trust	140,741	130,270
Other	223,983	251,308
Total Other Assets	1,274,212	1,303,850
TOTAL ASSETS	$9,042,821	$8,682,851
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt of variable interest entities	$45,853	$28,114
Short-term debt	348,407	286,300
Accounts payable	151,227	187,428
Accrued taxes	63,102	52,451
Energy marketing contracts	4,414	6,353
Accrued interest	50,440	77,437
Regulatory liabilities	44,592	40,857
Other	142,759	148,347
Total Current Liabilities	850,794	827,287
LONG-TERM LIABILITIES:
Long-term debt, net	2,818,966	2,491,109
Long-term debt of variable interest entities, net	223,506	249,283
Deferred income taxes	1,138,708	1,110,463
Unamortized investment tax credits	161,389	164,175
Regulatory liabilities	292,535	230,530
Accrued employee benefits	546,793	592,617
Asset retirement obligations	146,541	142,508
Other	69,475	74,138
Total Long-Term Liabilities	5,397,913	5,054,823
COMMITMENTS AND CONTINGENCIES (See Notes 8 and 9)
EQUITY:
Westar Energy, Inc. Shareholders’ Equity:
Cumulative preferred stock, par value $100 per share; authorized 600,000 shares; issued and outstanding zero shares and 214,363 shares, respectively	—	21,436
Common stock, par value $5 per share; authorized 275,000,000 shares; issued and outstanding 126,223,848 shares and 125,698,396 shares, respectively	631,119	628,492
Paid-in capital	1,646,991	1,639,503
Retained earnings	505,720	501,216
Total Westar Energy, Inc. Shareholders’ Equity	2,783,830	2,790,647
Noncontrolling Interests	10,284	10,094
Total Equity	2,794,114	2,800,741
TOTAL LIABILITIES AND EQUITY	$9,042,821	$8,682,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,
	2012	2011
REVENUES	$566,262	$524,892
OPERATING EXPENSES:
Fuel and purchased power	147,680	152,973
Operating and maintenance	156,470	137,254
Depreciation and amortization	66,299	71,089
Selling, general and administrative	62,711	55,970
Total Operating Expenses	433,160	417,286
INCOME FROM OPERATIONS	133,102	107,606
OTHER INCOME (EXPENSE):
Investment (losses) earnings	(598)	1,374
Other income	7,537	2,557
Other expense	(2,416)	(3,113)
Total Other Income	4,523	818
Interest expense	44,823	43,300
INCOME BEFORE INCOME TAXES	92,802	65,124
Income tax expense	28,340	19,599
NET INCOME	64,462	45,525
Less: Net income attributable to noncontrolling interests	1,728	1,396
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	62,734	44,129
Preferred dividends	1,373	242
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$61,361	$43,887
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC. (See Note 2)	$0.48	$0.38
AVERAGE EQUIVALENT COMMON SHARES OUTSTANDING	126,637,067	114,908,123
DIVIDENDS DECLARED PER COMMON SHARE	$0.33	$0.32

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
REVENUES	$1,041,940	$1,006,611
OPERATING EXPENSES:
Fuel and purchased power	275,334	287,157
Operating and maintenance	312,514	274,606
Depreciation and amortization	139,579	141,348
Selling, general and administrative	110,046	104,734
Total Operating Expenses	837,473	807,845
INCOME FROM OPERATIONS	204,467	198,766
OTHER INCOME (EXPENSE):
Investment earnings	3,727	3,342
Other income	21,127	4,806
Other expense	(7,969)	(8,482)
Total Other Income (Expense)	16,885	(334)
Interest expense	86,869	86,838
INCOME BEFORE INCOME TAXES	134,483	111,594
Income tax expense	40,783	33,112
NET INCOME	93,700	78,482
Less: Net income attributable to noncontrolling interests	3,442	2,770
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY	90,258	75,712
Preferred dividends	1,616	485
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$88,642	$75,227
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY (See Note 2):
Basic earnings per common share	$0.70	$0.66
Diluted earnings per common share	$0.70	$0.65
AVERAGE EQUIVALENT COMMON SHARES OUTSTANDING	126,566,071	114,396,909
DIVIDENDS DECLARED PER COMMON SHARE	$0.66	$0.64

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$93,700	$78,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,579	141,348
Amortization of nuclear fuel	9,026	5,913
Amortization of deferred regulatory gain from sale leaseback	(2,748)	(2,748)
Amortization of corporate-owned life insurance	10,921	12,041
Non-cash compensation	3,738	4,889
Net changes in energy marketing assets and liabilities	(425)	417
Net deferred income taxes and credits	33,586	26,645
Stock-based compensation excess tax benefits	(1,498)	(727)
Allowance for equity funds used during construction	(6,778)	(3,421)
Changes in working capital items:
Accounts receivable	(51,055)	(44,249)
Fuel inventory and supplies	(26,830)	(16,682)
Prepaid expenses and other	15,255	(28,608)
Accounts payable	(8,741)	17,013
Accrued taxes	16,276	10,173
Other current liabilities	(59,356)	(85,444)
Changes in other assets	(40,100)	(13,673)
Changes in other liabilities	(21,371)	(29,922)
Cash Flows from Operating Activities	103,179	71,447
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(417,617)	(345,550)
Purchase of securities within trusts	(16,817)	(34,560)
Sale of securities within trusts	18,040	33,821
Proceeds from trust	1,183	—
Investment in corporate-owned life insurance	(18,167)	(18,845)
Proceeds from investment in corporate-owned life insurance	16,330	744
Proceeds from federal grant	3,289	3,746
Investment in affiliated company	(4,505)	(909)
Investment in non-utility investments	(302)	—
Other investing activities	(1,224)	2,354
Cash Flows used in Investing Activities	(419,790)	(359,199)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	62,107	242,091
Proceeds from long-term debt	541,504	—
Retirements of long-term debt	(220,563)	(191)
Retirements of long-term debt of variable interest entities	(7,736)	(10,903)
Repayment of capital leases	(1,287)	(931)
Borrowings against cash surrender value of corporate-owned life insurance	63,287	64,875
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(18,252)	(3,020)
Stock-based compensation excess tax benefits	1,498	727
Preferred stock redemption	(22,567)	—
Issuance of common stock	3,697	69,220
Distributions to shareholders of noncontrolling interests	(3,252)	(1,916)
Cash dividends paid	(78,710)	(67,846)
Cash Flows from Financing Activities	319,726	292,106
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,115	4,354
CASH AND CASH EQUIVALENTS:
Beginning of period	3,539	928
End of period	$6,654	$5,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in Thousands)
(Unaudited)

	Westar Energy Shareholders
	Cumulative preferred stock shares	Cumulative preferred stock	Common stock shares	Common stock	Paid-in capital	Retained earnings	Non-controlling interests	Total equity
Balance as of December 31, 2010	214,363	$21,436	112,128,068	$560,640	$1,398,580	$423,647	$6,070	$2,410,373
Net income	—	—	—	—	—	75,712	2,770	78,482
Issuance of stock	—	—	3,589,277	17,946	61,102	—	—	79,048
Preferred dividends	—	—	—	—	—	(485)	—	(485)
Dividends on common stock	—	—	—	—	—	(73,601)	—	(73,601)
Transfer from temporary equity	—	—	—	—	3,465	—	—	3,465
Amortization of restricted stock	—	—	—	—	4,267	—	—	4,267
Stock compensation and tax benefit	—	—	—	—	(8,924)	—	—	(8,924)
Distributions to shareholders of noncontrolling interests	—	—	—	—	—	—	(1,916)	(1,916)
Balance as of June 30, 2011	214,363	$21,436	115,717,345	$578,586	$1,458,490	$425,273	$6,924	$2,490,709

Balance as of December 31, 2011	214,363	$21,436	125,698,396	$628,492	$1,639,503	$501,216	$10,094	$2,800,741
Net income	—	—	—	—	—	90,258	3,442	93,700
Issuance of stock	—	—	525,452	2,627	12,274	—	—	14,901
Stock redemption	(214,363)	(21,436)	—	—	—	—	—	(21,436)
Preferred dividends	—	—	—	—	—	(1,616)	—	(1,616)
Dividends on common stock	—	—	—	—	—	(84,138)	—	(84,138)
Amortization of restricted stock	—	—	—	—	3,004	—	—	3,004
Stock compensation and tax benefit	—	—	—	—	(7,790)	—	—	(7,790)
Distributions to shareholders of noncontrolling interests	—	—	—	—	—	—	(3,252)	(3,252)
Balance as of June 30, 2012	—	$—	126,223,848	$631,119	$1,646,991	$505,720	$10,284	$2,794,114

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

We provide electric generation, transmission and distribution services to approximately 691,000 customers in Kansas. Westar Energy provides these services in central and northeastern Kansas, including the cities of Topeka, Lawrence, Manhattan, Salina and Hutchinson. Kansas Gas and Electric Company (KGE), Westar Energy's wholly owned subsidiary, provides these services in south-central and southeastern Kansas, including the city of Wichita. Both Westar Energy and KGE conduct business using the name Westar Energy. Our corporate headquarters is located at 818 South Kansas Avenue, Topeka, Kansas 66612.

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

Use of Management's Estimates

When we prepare our condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to valuation of commodity contracts, depreciation, unbilled revenue, valuation of investments, valuation of our energy marketing portfolio, forecasted fuel costs included in our retail energy cost adjustment billed to customers, income taxes, pension and post-retirement benefits, our asset retirement obligations including the decommissioning of Wolf Creek, environmental issues, VIEs, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of the results to be expected for the full year.

Restricted Cash

Pursuant to Westar Energy's Articles of Incorporation, Westar Energy deposited cash in a separate account to effect the redemption of all of Westar Energy's preferred stock. See Note 12, "Common and Preferred Stock," for additional information regarding the preferred stock redemption.

Fuel Inventory and Supplies

We state fuel inventory and supplies at average cost. Following are the balances for fuel inventory and supplies stated separately.

	As of	As of
	June 30, 2012	December 31, 2011
	(In Thousands)
Fuel inventory	$115,615	$86,408
Supplies	140,701	142,710
Total	$256,316	$229,118

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars In Thousands)
Borrowed funds	$2,440	$1,562	$5,959	$3,062
Equity funds	2,838	1,669	6,778	3,421
Total	$5,278	$3,231	$12,737	$6,483
Average AFUDC Rates	4.9%	4.2%	5.4%	4.4%

Earnings Per Share

We have participating securities in the form of unvested restricted share units (RSUs) with nonforfeitable rights to dividend equivalents that receive dividends on an equal basis with dividends declared on common shares. As a result, we apply the two-class method of computing basic and diluted earnings per share (EPS).

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

The following table reconciles our basic and diluted EPS from net income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars In Thousands, Except Per Share Amounts)
Net income	$64,462	$45,525	$93,700	$78,482
Less: Net income attributable to noncontrolling interests	1,728	1,396	3,442	2,770
Net income attributable to Westar Energy, Inc.	62,734	44,129	90,258	75,712
Less: Preferred dividends	1,373	242	1,616	485
Net income allocated to RSUs	182	19	265	138
Net income allocated to common stock	$61,179	$43,868	$88,377	$75,089

Weighted average equivalent common shares outstanding – basic	126,637,067	114,908,123	126,566,071	114,396,909
Effect of dilutive securities:
RSUs	190,422	182,384	155,340	169,165
Forward sale agreements	49,047	1,846,084	23,128	1,779,107
Weighted average equivalent common shares outstanding – diluted (a)	126,876,536	116,936,591	126,744,539	116,345,181

Earnings per common share, basic	$0.48	$0.38	$0.70	$0.66
Earnings per common share, diluted	$0.48	$0.38	$0.70	$0.65
_______________

(a)	We had no antidilutive shares for the three and six months ended June 30, 2012 and 2011.

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2012	2011
	(In Thousands)
CASH PAID FOR (RECEIVED FROM):
Interest on financing activities, net of amount capitalized	$68,939	$72,225
Interest on financing activities of VIEs	8,281	9,335
Income taxes, net of refunds	(4,635)	1,113
NON-CASH INVESTING TRANSACTIONS:
Property, plant and equipment additions	37,736	73,989
NON-CASH FINANCING TRANSACTIONS:
Issuance of common stock for reinvested dividends and compensation plans	4,920	7,909
Assets acquired through capital leases	1,543	41,901

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

•
Level 3 - Significant inputs to pricing have little or no transparency. The types of assets and liabilities included in level 3 are those with inputs requiring significant management judgment or estimation, such as the complex and subjective models and forecasts used to determine the fair value of options and long-term electricity supply contracts. Level 3 also includes investments in private equity and real estate securities, which are measured at net asset value.

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

Energy marketing contracts can be exchange-traded or traded over-the-counter (OTC). Fair value measurements of exchange-traded contracts typically utilize quoted prices in active markets. OTC contracts are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market clearing transactions or alternative pricing sources with reasonable levels of price transparency. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, nonperformance risk, measures of volatility and correlations of such inputs. Certain OTC contracts trade in less liquid markets with limited pricing information and the determination of fair value for these derivatives is inherently more subjective. In these situations, estimates by management are a significant input. Our risk management department, which reports to the Chief Financial Officer, has established valuation processes and procedures to ensure that the valuation methodologies for energy marketing transactions are fair and consistent. Methodologies are periodically reviewed and tested to ensure they are representative of the current market dynamics. See "—Recurring Fair Value Measurements" and "—Derivative Instruments" below for additional information.

We measure fair value based on information available as of the measurement date. The following table provides the carrying values and measured fair values of our fixed-rate debt.

	As of June 30, 2012		As of December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
Fixed-rate debt	$2,702,500	$3,141,298	$2,373,063	$2,623,993
Fixed-rate debt of VIEs	268,002	298,832	275,738	306,027

Recurring Fair Value Measurements

The following table provides the amounts and their corresponding level of hierarchy for our assets and liabilities that are measured at fair value.

As of June 30, 2012	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Energy Marketing Contracts	$—	$783	$10,645	$11,428
Nuclear Decommissioning Trust:
Domestic equity	—	52,085	4,780	56,865
International equity	—	26,416	—	26,416
Core bonds	—	27,449	—	27,449
High-yield bonds	—	8,151	—	8,151
Emerging market bonds	—	6,087	—	6,087
Combination debt/equity fund	—	8,275	—	8,275
Real estate securities	—	—	7,449	7,449
Cash equivalents	49	—	—	49
Total Nuclear Decommissioning Trust	49	128,463	12,229	140,741
Trading Securities:
Domestic equity	—	21,520	—	21,520
International equity	—	5,172	—	5,172
Core bonds	—	15,004	—	15,004
Total Trading Securities	—	41,696	—	41,696
Total Assets Measured at Fair Value	$49	$170,942	$22,874	$193,865

Liabilities:
Energy Marketing Contracts	$—	$667	$3,747	$4,414

As of December 31, 2011
Assets:
Energy Marketing Contracts	$—	$2,401	$13,330	$15,731
Nuclear Decommissioning Trust:
Domestic equity	—	53,186	3,931	57,117
International equity	—	22,307	—	22,307
Core bonds	—	20,171	—	20,171
High-yield bonds	—	10,969	—	10,969
Emerging market bonds	—	5,309	—	5,309
Combination debt/equity fund	—	7,251	—	7,251
Real estate securities	—	—	7,095	7,095
Cash equivalents	51	—	—	51
Total Nuclear Decommissioning Trust	51	119,193	11,026	130,270
Trading Securities:
Domestic equity	—	21,175	—	21,175
International equity	—	4,896	—	4,896
Core bonds	—	13,961	—	13,961
Cash equivalents	169	—	—	169
Total Trading Securities	169	40,032	—	40,201
Total Assets Measured at Fair Value	$220	$161,626	$24,356	$186,202

Liabilities:
Energy Marketing Contracts	$—	$2,475	$3,878	$6,353
Treasury Yield Hedges	—	34,025	—	34,025
Total Liabilities Measured at Fair Value	$—	$36,500	$3,878	$40,378

We do not offset the fair value of energy marketing contracts executed with the same counterparty. As of June 30, 2012, we had no right to reclaim cash collateral and had recorded $1.4 million for our obligation to return cash collateral. As of December 31, 2011, we had no right to reclaim cash collateral and had recorded $2.9 million for our obligation to return cash collateral.

The following table provides reconciliations of assets and liabilities measured at fair value using significant level 3 inputs for the three and six months ended June 30, 2012.

	Energy Marketing Contracts, net		Nuclear Decommissioning Trust		Net Balance
			Domestic Equity	Real Estate Securities
	(In Thousands)
Balance as of March 31, 2012	$5,343		$4,100	$7,271	$16,714
Total realized and unrealized gains (losses) included in:
Earnings (a)	686		—	—	686
Regulatory assets	751	(b)	—	—	751
Regulatory liabilities	2,943	(b)	104	178	3,225
Purchases	(2,187)		589	62	(1,536)
Sales	(346)		(13)	(62)	(421)
Settlements	(292)		—	—	(292)
Balance as of June 30, 2012	$6,898		$4,780	$7,449	$19,127

Balance as of December 31, 2011	$9,452		$3,931	$7,095	$20,478
Total realized and unrealized gains (losses) included in:
Earnings (a)	2,172		—	—	2,172
Regulatory assets	(690)	(b)	—	—	(690)
Regulatory liabilities	949	(b)	193	354	1,496
Purchases	(3,559)		669	122	(2,768)
Sales	(885)		(13)	(122)	(1,020)
Settlements	(541)		—	—	(541)
Balance as of June 30, 2012	$6,898		$4,780	$7,449	$19,127
 _______________

(a)	Unrealized gains and losses included in earnings are reported in revenues.

(b)	Includes changes in the fair value of certain fuel supply and electricity contracts.

The following table provides reconciliations of assets and liabilities measured at fair value using significant level 3 inputs for the three and six months ended June 30, 2011.

	Energy Marketing Contracts, net		Nuclear Decommissioning Trust			Net Balance
			Domestic Equity	High-yield Bonds	Real Estate Securities
	(In Thousands)
Balance as of March 31, 2011	$12,006		$3,058	$—	$3,049	$18,113
Total realized and unrealized gains (losses) included in:
Earnings (a)	(68)		—	—	—	(68)
Regulatory assets	(373)	(b)	—	—	—	(373)
Regulatory liabilities	(65)	(b)	(133)	—	248	50
Purchases	(329)		189	—	23	(117)
Sales	(987)		(3)	—	(24)	(1,014)
Settlements	709		—	—	—	709
Balance as of June 30, 2011	$10,893		$3,111	$—	$3,296	$17,300

Balance as of December 31, 2010	$11,815		$2,867	$305	$3,049	$18,036
Total realized and unrealized gains (losses) included in:
Earnings (a)	(266)		—	—	—	(266)
Regulatory assets	(391)	(b)	—	—	—	(391)
Regulatory liabilities	535	(b)	(101)	—	248	682
Purchases	(1,072)		361	—	23	(688)
Sales	(93)		(16)	(305)	(24)	(438)
Settlements	365		—	—	—	365
Balance as of June 30, 2011	$10,893		$3,111	$—	$3,296	$17,300
 _______________

(a)	Unrealized gains and losses included in earnings are reported in revenues.

(b)	Includes changes in the fair value of certain fuel supply and electricity contracts.

Portions of the gains and losses contributing to changes in net assets in the above tables are unrealized. The following tables summarize the unrealized gains and losses we recorded on our consolidated financial statements during the three and six months ended June 30, 2012 and 2011, attributed to level 3 assets and liabilities.

	Three Months Ended June 30, 2012
	Energy Marketing Contracts, net		Nuclear Decommissioning Trust
			Domestic Equity	Real Estate Securities		Net Balance
	(In Thousands)
Total unrealized gains (losses) included in:
Earnings (a)	$(320)		$—	$—	—	$(320)
Regulatory assets	769	(b)	—	—	—	769
Regulatory liabilities	1,813	(b)	91	116	—	2,020
Total	$2,262		$91	$116		$2,469

	Six Months Ended June 30, 2012
Total unrealized gains (losses) included in:
Earnings (a)	$(124)		$—	$—	—	$(124)
Regulatory assets	(644)	(b)	—	—	—	(644)
Regulatory liabilities	(185)	(b)	180	232	—	227
Total	$(953)		$180	$232		$(541)
_______________
(a)Unrealized gains and losses included in earnings are reported in revenues.
(b)Includes changes in the fair value of certain fuel supply and electricity contracts.

	Three Months Ended June 30, 2011
	Energy Marketing Contracts, net		Nuclear Decommissioning Trust
			Domestic Equity	Real Estate Securities		Net Balance
	(In Thousands)
Total unrealized gains (losses) included in:
Earnings (a)	$(33)		$—	$—	—	$(33)
Regulatory assets	(252)	(b)	—	—	—	(252)
Regulatory liabilities	(89)	(b)	(136)	225	—	—
Total	$(374)		$(136)	$225		$(285)

	Six Months Ended June 30, 2011
Total unrealized gains (losses) included in:
Earnings (a)	$(305)		$—	$—	—	$(305)
Regulatory assets	(261)	(b)	—	—	—	(261)
Regulatory liabilities	511	(b)	(117)	225	—	619
Total	$(55)		$(117)	$225		$53
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

	Fair Value as of
	June 30, 2012		Valuation Methodology	Unobservable Inputs	Range of Inputs
	Assets	Liabilities
	(In Thousands)
Electricity - Forwards	$1,547	$1,377	Discounted cash flow	Basis (MWh)	$0	to	$40
Gas - Forwards	257	1,408	Discounted cash flow	Basis (mmBtu)	$0	to	$0.20
Options	8,841	962	Discounted cash flow	Basis - Electricity (MWh)	$0	to	$5
				Basis - Gas (mmBtu)	$0	to	$0.25
			Option models	Volatility - Electricity	10%	to	120%
				Volatility - Gas	15%	to	55%
				Correlation	35%	to	85%
Total	$10,645	$3,747

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

	As of June 30, 2012		As of December 31, 2011		As of June 30, 2012
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Frequency	Length of Settlement
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity	$4,780	$1,246	$3,931	$1,914	(a)	(a)
Real estate securities	7,449	—	7,095	—	(b)	(b)
Total Nuclear Decommissioning Trust	12,229	1,246	11,026	1,914

Trading Securities:
Domestic equity	21,520	—	21,175	—	Upon Notice	1 day
International equity	5,172	—	4,896	—	Upon Notice	1 day
Core bonds	15,004	—	13,961	—	Upon Notice	1 day
Total Trading Securities	41,696	—	40,032	—
Total	$53,925	$1,246	$51,058	$1,914
_______________

(a)
This investment is in two long-term private equity funds that do not permit early withdrawal. Our investments in these funds cannot be distributed until the underlying investments have been liquidated which may take years from the date of initial liquidation. One fund has begun making distributions and we expect the other to begin in 2013.

(b)
The nature of this investment requires relatively long holding periods which do not necessarily accommodate ready and complete liquidity. This investment offers quarterly redemptions by way of an investment queue.

Derivative Instruments

Cash Flow Hedges

We entered into treasury yield hedge transactions to hedge our interest rate risk associated with a $125.0 million portion of a forecasted issuance of fixed rate debt. These transactions were designated and qualified as cash flow hedges and measured at fair value by estimating the net present value of a series of payments using market-based models with observable inputs such as the spread between the 30-year U.S. Treasury bill yield and the contracted, fixed yield. As a result of regulatory accounting treatment, we report the effective portion of the gains or losses on these derivative instruments as a regulatory liability or regulatory asset and amortize such amounts to interest expense over the term of the related debt. As of December 31, 2011, we had recorded $34.0 million in other current liabilities on our consolidated balance sheet to reflect the fair value of the treasury yield hedge transactions and $33.8 million in long-term regulatory assets to reflect the effective portion. During the first quarter of 2012, we settled the treasury yield hedge transactions for a cost of $29.7 million, which will be amortized to interest expense over the 30-year term of the debt issued on March 1, 2012. See Note 6, "Debt Financing," for additional information regarding the debt issuance.

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

Commodity Derivatives Not Designated as Hedging Instruments as of June 30, 2012
Asset Derivatives		Liability Derivatives
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)		(In Thousands)
Current assets:		Current liabilities:
Energy marketing contracts	$5,981	Energy marketing contracts	$4,414
Other assets:
Other	5,447
Total	$11,428

Commodity Derivatives Not Designated as Hedging Instruments as of December 31, 2011
Asset Derivatives		Liability Derivatives
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)		(In Thousands)
Current assets:		Current liabilities:
Energy marketing contracts	$8,180	Energy marketing contracts	$6,353
Other assets:
Other	7,551
Total	$15,731

The following table presents how changes in the fair value of commodity derivative instruments increase (decrease) line items on our condensed consolidated financial statements for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
Location	Net Gain Recognized	Net Loss Recognized	Net Gain Recognized	Net Loss Recognized
	(In Thousands)
Revenue	$2,954	$—	$5,022	$—
Regulatory assets	(627)	—	—	202
Regulatory liabilities	1,201	—	—	(2,311)

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
Revenues	$956	$—	$—	$(599)
Regulatory liabilities	—	(994)	—	(1,207)

As of June 30, 2012, and December 31, 2011, we had under contract the following commodity derivatives.

		Net Quantity as of
	Unit of Measure	June 30, 2012	December 31, 2011
Electricity	MWh	1,864,864	1,834,253
Natural gas	MMBtu	2,480,000	1,467,500

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

We have derivative instruments with commodity exchanges and other counterparties that do not contain objective credit-risk-related contingent features. However, certain of our derivative instruments contain collateral provisions subject to credit agency ratings of our senior unsecured debt. If our senior unsecured debt ratings were to decrease or fall below investment grade, the counterparties to the derivative instruments, pursuant to the provisions, could require collateralization on derivative instruments. The aggregate fair value of all derivative instruments with objective credit risk-related contingent features that were in a liability position as of June 30, 2012, and December 31, 2011, was $2.7 million and $3.1 million, respectively, for which we had posted $0.5 million of collateral, including independent amounts, and no collateral, respectively. If all credit-risk-related contingent features underlying these agreements had been triggered as of June 30, 2012, and December 31, 2011, we would have been required to provide to our counterparties $0.7 million and $0.5 million, respectively, of additional collateral after taking into consideration the offsetting impact of derivative assets and net accounts receivable.

4. FINANCIAL INVESTMENTS

We report some of our investments in equity and debt securities at fair value and use the specific identification method to determine their realized gains and losses. We classify these investments as either trading securities or available-for-sale securities as described below.

Trading Securities

We hold equity and debt investments in a trust used to fund retirement benefits that we classify as trading securities. We include unrealized gains or losses on these securities in investment earnings on our consolidated statements of income. For the three and six months ended June 30, 2012, we recorded an unrealized loss of $1.8 million and an unrealized gain of $1.8 million, respectively, on these securities. We recorded unrealized gains of $0.6 million and $2.5 million, respectively, during the three and six months ended June 30, 2011.

Available-for-Sale Securities

We hold investments in equity, debt and real estate securities in a trust for the purpose of funding the decommissioning of Wolf Creek. We have classified these investments as available-for-sale and have recorded all such investments at their fair market value as of June 30, 2012, and December 31, 2011. Under normal circumstances, the core bond fund will invest the majority of its assets in investment grade fixed income securities; however, a portion of its assets may be invested in non-investment grade securities. As of June 30, 2012, the fair value of available-for-sale debt securities in the core, high-yield and emerging market bond funds was $41.7 million. As of June 30, 2012, the NDT did not have investments in debt securities outside of investment funds.

Using the specific identification method to determine cost, we realized gains on our available-for-sale securities of $0.4 million and $0.6 million, respectively, during the three and six months ended June 30, 2012. During the three and six months ended June 30, 2011, we realized gains of $0.3 million and $1.3 million, respectively. We record net realized and unrealized gains and losses in regulatory liabilities on our consolidated balance sheets. This reporting is consistent with the method we use to account for the decommissioning costs we recover in our prices. Gains or losses on assets in the trust fund are recorded as increases or decreases to regulatory liabilities and could result in lower or higher funding requirements for decommissioning costs, which we believe would be reflected in the prices paid by our customers.

The following table presents the cost, gross unrealized gains and losses, fair value and allocation of investments in the NDT fund as of June 30, 2012, and December 31, 2011.

		Gross Unrealized
Security Type	Cost	Gain	Loss	Fair Value	Allocation
	(Dollars In Thousands)
As of June 30, 2012
Domestic equity	$50,920	$5,945	$—	$56,865	40%
International equity	27,799	—	(1,383)	26,416	19%
Core bonds	26,554	895	—	27,449	20%
High-yield bonds	7,762	389	—	8,151	6%
Emerging market bonds	5,725	362	—	6,087	4%
Combination debt/equity fund	7,836	439	—	8,275	6%
Real estate securities	9,784	—	(2,335)	7,449	5%
Cash equivalents	49	—	—	49	<1%
Total	$136,429	$8,030	$(3,718)	$140,741	100%

As of December 31, 2011
Domestic equity	$55,357	$1,760	$—	$57,117	44%
International equity	24,501	—	(2,194)	22,307	17%
Core bonds	19,771	400	—	20,171	16%
High-yield bonds	11,046	—	(77)	10,969	8%
Emerging market bonds	5,301	8	—	5,309	4%
Combination debt/equity fund	7,524	—	(273)	7,251	6%
Real estate securities	9,662	—	(2,567)	7,095	5%
Cash equivalents	51	—	—	51	<1%
Total	$133,213	$2,168	$(5,111)	$130,270	100%

The following table presents the fair value and the gross unrealized losses of the available-for-sale securities held in the NDT fund aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2012, and December 31, 2011.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
As of June 30, 2012
International equity	$26,416	$(1,383)	$—	$—	$26,416	$(1,383)
Real estate securities	—	—	7,449	(2,335)	7,449	(2,335)
Total	$26,416	$(1,383)	$7,449	$(2,335)	$33,865	$(3,718)

As of December 31, 2011
International equity	$22,307	$(2,194)	$—	$—	$22,307	$(2,194)
High-yield bonds	10,969	(77)	—	—	10,969	(77)
Combination debt/equity fund	7,251	(273)	—	—	7,251	(273)
Real estate securities	—	—	7,095	(2,567)	7,095	(2,567)
Total	$40,527	$(2,544)	$7,095	$(2,567)	$47,622	$(5,111)

5. RATE MATTERS AND REGULATION

KCC Proceedings

On May 29, 2012, the Kansas Corporation Commission (KCC) issued an order allowing us to adjust our prices to include costs associated with investments in environmental projects during 2011. The new prices were effective June 1, 2012, and are expected to increase our annual retail revenues by approximately $19.5 million.

On April 18, 2012, the KCC issued an order expected to increase our annual retail revenues by approximately $50.0 million. In addition, we revised our depreciation rates to reflect changes in the estimated useful lives of some of our depreciable assets. The change in estimate will decrease annual depreciation expense by $43.6 million. Further, we increased our estimate of amounts collected, but not yet spent, to dispose of plant assets that do not represent legal retirement obligations by $57.9 million. The new prices were effective April 27, 2012. The KCC also approved our request to file an abbreviated rate review within 12 months of this order to update our prices to include capital costs related to environmental projects at La Cygne Generating Station (La Cygne).

Effective April 6, 2012, the KCC authorized an increase in our prices to reflect adjustments to our transmission formula rate as discussed below. The new prices are expected to increase our annual retail revenues by approximately $36.7 million. We expect the KCC to issue a final order on our request by October 2012.

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

6. DEBT FINANCING

On May 17, 2012, Westar Energy issued $300.0 million principal amount of first mortgage bonds at a discount yielding 4.157%, bearing stated interest at 4.125% and maturing on March 1, 2042. These bonds constitute a further issuance of the $250.0 million principal amount of first mortgage bonds issued on March 1, 2012, at a discount yielding 4.13%, bearing stated interest at 4.125% and maturing on March 1, 2042. Proceeds from these issuances of $541.5 million were used to repay short-term debt, which was used to purchase capital equipment, to redeem bonds, and for working capital and general corporate purposes.

On May 15, 2012, Westar Energy redeemed $150.0 million aggregate principal amount of 6.10% first mortgage bonds. Additionally, on March 30, 2012, Westar Energy redeemed $57.2 million aggregate principal amount of 5.00% pollution control bonds and KGE redeemed $13.3 million aggregate principal amount of 5.10% pollution control bonds. The bonds were redeemed using short-term debt.

7. TAXES

We recorded income tax expense of $28.3 million with an effective income tax rate of 31% for the three months ended June 30, 2012, and income tax expense of $19.6 million with an effective income tax rate of 30% for the same period of 2011. We recorded income tax expense of $40.8 million with an effective income tax rate of 30% for the six months ended June 30, 2012, and income tax expense of $33.1 million with an effective income tax rate of 30% for the same period of 2011.

In May 2012, the Internal Revenue Service commenced examination of our 2010 federal income tax return and the amended federal income tax returns we filed for years 2007, 2008 and 2009. We have extended the statute of limitation for year 2008 until December 31, 2013.

As of June 30, 2012, and December 31, 2011, our liability for unrecognized income tax benefits was $2.3 million and $2.5 million, respectively. The net decrease in the liability for unrecognized income tax benefits was largely attributable to tax positions taken with respect to the capitalization of plant related expenditures. We do not expect significant changes in this liability in the next 12 months.

As of June 30, 2012, and December 31, 2011, we had $0.3 million and $0.2 million, respectively, accrued for interest on our liability related to unrecognized income tax benefits. We accrued no penalties at either June 30, 2012, or December 31, 2011.

As of June 30, 2012, and December 31, 2011, we had recorded $1.5 million for probable assessments of taxes other than income taxes.

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

Under the federal Clean Air Act, the EPA sets National Ambient Air Quality Standards (NAAQS) for six criteria pollutants considered harmful to public health and the environment, including PM, NOx, CO and SO2, which result from coal combustion. Areas meeting the NAAQS are designated attainment areas while those that do not meet the NAAQS are considered nonattainment areas. Each state must develop a plan to bring nonattainment areas into compliance with the NAAQS. NAAQS must be reviewed by the EPA at five-year intervals. In 2009, KDHE proposed to designate portions of the Kansas City area nonattainment for the 8-hour ozone standard, which has the potential to impact our operations. Recently the Wichita area exceeded the 8-hour ozone standard and may be designated nonattainment in the future.

In 2010, the EPA strengthened the NAAQS for both NOx and SO2. We continue to communicate with our regulators regarding these standards and are currently evaluating what impact this could have on our operations. If we are required to install additional equipment to control emissions at our facilities, the revised NAAQS could have a material impact on our operations and consolidated financial results.

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

In comparison to a general rate review, the environmental cost recovery rider (ECRR) reduces the amount of time it takes to begin collecting in retail prices the costs associated with capital expenditures for qualifying environmental improvements. We are not allowed to use the ECRR to collect costs associated with our approximately $600.0 million capital investment for environmental upgrades at La Cygne. We must file for a general review of our rates or an abbreviated rate review with the KCC in order to collect such costs. As previously discussed, the KCC approved our request to file an abbreviated rate review within 12 months of its April 18, 2012, order to update our prices to include capital costs related to environmental projects at La Cygne. In order to change our prices to collect increased operating and maintenance costs, we must also file a general rate review with the KCC.

Air Emissions

The operation of power plants results in emissions of mercury, acid gases and other air toxics. In December 2011, the EPA published Mercury and Air Toxics Standards (MATS) for power plants, which replaces the prior federal Clean Air Mercury Rule (CAMR) and requires significant reductions in mercury, acid gases and other emissions. Companies impacted by the new standards will have up to three years, or four years with approval from a state environmental regulatory agency, and in certain limited circumstances up to five years, to comply. We have obtained approval by our state environmental regulatory agency and expect to be compliant with the new standards within four years. We continue to evaluate the new standards and believe that our related investment could be approximately $40.0 million.

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

Greenhouse Gases

Under EPA regulations known as the Tailoring Rule, the EPA is regulating greenhouse gas (GHG) emissions from certain stationary sources. The regulations are being implemented pursuant to two federal Clean Air Act programs: the Title V Operating Permit program and the program requiring a permit if undergoing construction or major modifications, which is referred to as the Prevention of Significant Deterioration program (PSD). Obligations relating to Title V permits include recordkeeping and monitoring requirements. With respect to PSD permits, projects that cause a significant increase in GHG emissions (defined to be more than 75,000 tons or more per year or 100,000 tons or more per year, depending on various factors), are required to implement best available control technology (BACT). The EPA has issued guidance on what BACT entails for the control of GHGs and individual states are now required to determine what controls are required for facilities within their jurisdiction on a case-by-case basis. We cannot at this time determine the impact of these regulations on our operations and consolidated financial results, but we believe the cost of compliance with the regulations could be material.

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

FERC Investigation

A non-public investigation by the Federal Energy Regulatory Commission (FERC) of our use of transmission service between July 2006 and February 2008 remains pending. In May 2009, FERC staff alleged that we improperly used secondary network transmission service to facilitate off-system wholesale power sales in violation of applicable FERC orders and Southwest Power Pool (SPP) tariffs. FERC staff first alleged we received $14.3 million of unjust profits through such activities. We sent a response to FERC staff disputing both the legal basis for its allegations and their factual underpinnings. Based on our response, FERC staff substantially revised downward its preliminary conclusions to allege that we received $3.0 million of unjust profits and failed to pay $3.2 million to the SPP for transmission service. In March 2010, we sent a response to FERC staff disputing its revised conclusions. Following additional communications with FERC staff, FERC staff further revised its preliminary conclusions to allege that we have received $0.9 million of unjust profits and failed to pay $0.8 million to the SPP for transmission service. Although we continue to believe our use of transmission service was in compliance with FERC orders and SPP tariffs, we recorded an estimated liability of $0.5 million as of June 30, 2012, and December 31, 2011, related to the potential settlement of this investigation and the risks of litigating this matter to a final outcome. We are unable to predict the outcome of this investigation or its impact on our consolidated financial results, but an adverse outcome could result in payments for alleged unjust profits and unpaid transmission costs as well as penalties, the amounts of which could be material, and could potentially alter the manner in which we are permitted to buy and sell energy and use transmission service.

9. LEGAL PROCEEDINGS

We and our subsidiaries are involved in various legal, environmental and regulatory proceedings. We believe that adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material effect on our consolidated financial results. See Note 5, "Rate Matters and Regulation," and Note 8, "Commitments and Contingencies," for additional information.

10. PENSION AND POST-RETIREMENT BENEFIT PLANS

The following tables summarize the net periodic costs for our pension and post-retirement benefit plans prior to the effects of capitalization.

	Pension Benefits		Post-retirement Benefits
Three Months Ended June 30,	2012	2011	2012	2011
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$4,889	$4,021	$514	$450
Interest cost	9,894	9,960	1,574	1,704
Expected return on plan assets	(8,070)	(7,772)	(1,372)	(1,300)
Amortization of unrecognized:
Transition obligation, net	—	—	978	978
Prior service costs	153	303	631	723
Actuarial loss, net	8,194	5,915	376	97
Net periodic cost before regulatory adjustment	15,060	12,427	2,701	2,652
Regulatory adjustment	(2,005)	(5,641)	(278)	329
Net periodic cost	$13,055	$6,786	$2,423	$2,981

	Pension Benefits		Post-retirement Benefits
Six Months Ended June 30,	2012	2011	2012	2011
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$9,777	$8,038	$1,029	$902
Interest cost	19,789	19,915	3,149	3,397
Expected return on plan assets	(16,142)	(15,544)	(2,746)	(2,501)
Amortization of unrecognized:
Transition obligation, net	—	—	1,956	1,956
Prior service costs	307	606	1,262	1,262
Actuarial loss, net	16,389	11,830	752	351
Net periodic cost before regulatory adjustment	30,120	24,845	5,402	5,367
Regulatory adjustment	(9,250)	(11,267)	40	626
Net periodic cost	$20,870	$13,578	$5,442	$5,993

During the six months ended June 30, 2012 and 2011, we contributed $49.4 million and $41.1 million, respectively, to the Westar Energy pension trust.

11. WOLF CREEK PENSION AND POST-RETIREMENT BENEFIT PLANS

As a co-owner of Wolf Creek, KGE is indirectly responsible for 47% of the liabilities and expenses associated with the Wolf Creek pension and post-retirement benefit plans. The following tables summarize the net periodic costs for KGE's 47% share of the Wolf Creek pension and post-retirement benefit plans prior to the effects of capitalization.

	Pension Benefits		Post-retirement Benefits
Three Months Ended June 30,	2012	2011	2012	2011
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$1,516	$1,219	$48	$29
Interest cost	1,884	1,821	103	104
Expected return on plan assets	(1,644)	(1,428)	—	—
Amortization of unrecognized:
Transition obligation, net	—	13	14	14
Prior service costs	1	4	—	(8)
Actuarial loss, net	1,341	798	58	38
Net periodic cost before regulatory adjustment	3,098	2,427	223	177
Regulatory adjustment	(484)	(663)	—	—
Net periodic cost	$2,614	$1,764	$223	$177

	Pension Benefits		Post-retirement Benefits
Six Months Ended June 30,	2012	2011	2012	2011
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$3,031	$2,479	$96	$83
Interest cost	3,769	3,685	205	229
Expected return on plan assets	(3,289)	(2,953)	—	—
Amortization of unrecognized:
Transition obligation, net	—	26	29	29
Prior service costs	3	8	—	—
Actuarial loss, net	2,683	1,793	117	114
Net periodic cost before regulatory adjustment	6,197	5,038	447	455
Regulatory adjustment	(1,514)	(1,320)	—	—
Net periodic cost	$4,683	$3,718	$447	$455

During the six months ended June 30, 2012 and 2011, we funded $9.0 million and $7.1 million, respectively, of Wolf Creek's pension plan contribution.

12. COMMON AND PREFERRED STOCK

Common Stock

In May 2012, Westar Energy entered into forward sale transactions with respect to an aggregate of approximately 1.1 million shares of common stock pursuant to an existing forward sale agreement. Westar Energy must settle such transactions within 18 months of the date each transaction was entered. Assuming physical share settlement of the forward sale transactions as of June 30, 2012, Westar Energy would have received aggregate proceeds of approximately $29.3 million based on a forward price of $27.46 per share.

Preferred Stock Redemption

In May 2012, Westar Energy provided an irrevocable notice of redemption to holders of all of Westar Energy's preferred shares. Accordingly, we reduced preferred equity to zero, recognized the obligation to redeem the preferred shares as a liability, and recognized the redemption premium as a preferred stock dividend during the three months ended June 30, 2012. Payment is due to holders of the preferred shares effective July 1, 2012. The table below shows the redemption amounts for all series of preferred stock.

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

Financial Statement Impact

We have recorded the following assets and liabilities on our consolidated balance sheets related to the VIEs described above.

	As of	As of
	June 30, 2012	December 31, 2011
	(In Thousands)
Assets:
Property, plant and equipment of variable interest entities, net	$327,734	$333,494
Regulatory assets (a)	5,400	4,915

Liabilities:
Current maturities of long-term debt of variable interest entities	$45,853	$28,114
Accrued interest (b)	4,227	4,448
Long-term debt of variable interest entities, net	223,506	249,283
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

In Management's Discussion and Analysis, we discuss our operating results for the three and six months ended June 30, 2012, compared to the same periods of 2011, our general financial condition and significant changes that occurred during 2012. As you read Management's Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

SUMMARY OF SIGNIFICANT ITEMS

Earnings Per Share

Following is a summary of our net income and basic EPS.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(Dollars In Thousands, Except Per Share Amounts)

Net income attributable to common stock	$61,361	$43,887	$17,474	$88,642	$75,227	$13,415
Earnings per common share, basic	0.48	0.38	0.10	0.70	0.66	0.04

The increases shown in the above table were due primarily to implementing the April 18, 2012, KCC rate order, which resulted in higher retail prices, and, for the three months ended June 30, 2012, higher retail electricity sales, as well as our having recorded additional corporate-owned life insurance (COLI) benefits. These increases were offset partially by higher operating costs due in part to implementing the April 18, 2012, KCC rate order. See the discussion under "—Operating Results" below for additional information. In addition, basic EPS was also impacted by increases in average equivalent common shares outstanding due primarily to our having issued additional shares in the latter part of 2011 to settle forward sale transactions.

Rate Case Agreement

On April 18, 2012, the KCC issued an order permitting recovery of pension costs and greater amounts of tree trimming costs. As a result of this order, we expect selling, general and administrative expense to increase by $32.1 million and the cost of operating and maintaining our distribution system to increase by $10.9 million on an annualized basis. In addition, we revised our depreciation rates to reflect changes in the estimated useful lives of some of our depreciable assets. The change in estimate will decrease annual depreciation expense by $43.6 million. However, decreased depreciation expense as a result of lower depreciation rates may be offset by additions to plant, property and equipment. Further, we increased our estimate of amounts collected, but not yet spent, to dispose of plant assets that do not represent legal retirement obligations by $57.9 million.

Current Trends

The following is an update to and is to be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2011 Form 10-K.

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

Air Emissions

The operation of power plants results in emissions of mercury, acid gases and other air toxics. In December 2011, the EPA published MATS for power plants, which replaces the prior federal CAMR and requires significant reductions in mercury, acid gases and other emissions. Companies impacted by the new standards will have up to three years, or four years with approval from a state environmental regulatory agency, and in certain limited circumstances up to five years, to comply. We have obtained approval by our state environmental regulatory agency and expect to be compliant with the new standards within four years. We continue to evaluate the new standards and believe that our related investment could be approximately $40.0 million.

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

Under EPA regulations known as the Tailoring Rule, the EPA is regulating GHG emissions from certain stationary sources. The regulations are being implemented pursuant to two federal Clean Air Act programs: the Title V Operating Permit program and the program requiring a permit if undergoing construction or major modifications, which is referred to as PSD. Obligations relating to Title V permits include recordkeeping and monitoring requirements. With respect to PSD permits, projects that cause a significant increase in GHG emissions (defined to be more than 75,000 tons or more per year or 100,000 tons or more per year, depending on various factors), are required to implement BACT. The EPA has issued guidance on what BACT entails for the control of GHGs and individual states are now required to determine what controls are required for facilities within their jurisdiction on a case-by-case basis. We cannot at this time determine the impact of these regulations on our operations and consolidated financial results, but we believe the costs to comply with the regulations could be material.

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

National Ambient Air Quality Standards

Under the federal Clean Air Act, the EPA sets NAAQS for six criteria emissions considered harmful to public health and the environment, including PM, NOx, CO and SO2, which result from coal combustion. Areas meeting the NAAQS are designated attainment areas while those that do not meet the NAAQS are considered nonattainment areas. Each state must develop a plan to bring nonattainment areas into compliance with the NAAQS. NAAQS must be reviewed by the EPA at five-year intervals. In 2009, KDHE proposed to designate portions of the Kansas City area nonattainment for the 8-hour ozone standard, which has the potential to impact our operations. Recently the Wichita area exceeded the 8-hour ozone standard and may be designated nonattainment in the future.

In 2010, the EPA strengthened the NAAQS for both NOx and SO2. We continue to communicate with our regulators regarding these standards and are currently evaluating what impact this could have on our operations. If we are required to install additional equipment to control emissions at our facilities, the revised NAAQS could have a material impact on our operations and consolidated financial results.

Particulate matter, principally ash, is a byproduct of coal combustion. On June 14, 2012, the EPA proposed to strengthen the fine PM NAAQS. We are currently evaluating the proposal. The EPA expects to issue a final rule by the end of 2012; however, because the rule has yet to be finalized, we cannot predict the impact it may have on our operations or consolidated financial results, but it could be material.

The EPA had been in the process of revising the NAAQS for ozone. However, in September 2011, the President of the United States ordered the EPA to withdraw its proposal. Work is currently underway to support the EPA's planned reconsideration of the standards in 2013.

Water

Some water used in our operations is later discharged. This water may contain substances deemed to be pollutants. The EPA plans to propose revisions to the rules governing such water discharges from coal-fired power plants later this year with final action on the proposed rules expected to occur in 2014. Although we cannot at this time determine the impact of any new regulations, more stringent regulations could have a material impact on our operations and consolidated financial results.

In April 2011, the EPA issued a proposed rule that would set stricter technology standards for cooling water intake structures at power plants over concerns about aquatic life. We are currently evaluating the proposal as well as a recent information request from the EPA. The EPA is expected to finalize the rule in 2013; however, because the rule has yet to be finalized, we cannot predict the impact it may have on our operations or consolidated financial results, but it could be material.

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

Wolf Creek Regulation and Operating Costs

In January 2012, Wolf Creek experienced a loss of off site power that resulted in an unscheduled outage, with the plant returning to normal operation in March 2012. The NRC conducted an investigation and increased its oversight of Wolf Creek following the loss of off site power. Further increases in the NRC's oversight and involvement in Wolf Creek's operations may occur in the future. Operating costs at Wolf Creek increased in the six months ended June 30, 2012, due to the unscheduled outage. We expect future increases in operating costs due to increased NRC oversight and efforts to comply with new industry-wide regulations adopted by the NRC earlier this year after a review of U.S. nuclear power plant safety prompted by Japan's Fukushima Daiichi nuclear power plant event in 2011.

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

From December 31, 2011, through June 30, 2012, we have not experienced any significant changes in our critical accounting estimates. For additional information, see our 2011 Form 10-K.

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

Three and Six Months Ended June 30, 2012, Compared to Three and Six Months Ended June 30, 2011

Below we discuss our operating results for the three and six months ended June 30, 2012, compared to the results for the three and six months ended June 30, 2011. Significant changes in results of operations shown in the table immediately below are further explained in the descriptions that follow.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
	(Dollars In Thousands, Except Per Share Amounts)
REVENUES:
Residential	$176,893	$157,120	$19,773	12.6	$315,311	$310,028	$5,283	1.7
Commercial	170,132	153,554	16,578	10.8	299,782	282,382	17,400	6.2
Industrial	95,960	91,245	4,715	5.2	181,380	170,441	10,939	6.4
Other retail	(2,363)	(2,440)	77	3.2	(5,281)	(5,455)	174	3.2
Total Retail Revenues	440,622	399,479	41,143	10.3	791,192	757,396	33,796	4.5
Wholesale	68,971	77,515	(8,544)	(11.0)	140,183	156,109	(15,926)	(10.2)
Transmission (a)	49,380	39,160	10,220	26.1	95,343	76,336	19,007	24.9
Other	7,289	8,738	(1,449)	(16.6)	15,222	16,770	(1,548)	(9.2)
Total Revenues	566,262	524,892	41,370	7.9	1,041,940	1,006,611	35,329	3.5
OPERATING EXPENSES:
Fuel and purchased power	147,680	152,973	(5,293)	(3.5)	275,334	287,157	(11,823)	(4.1)
Operating and maintenance	156,470	137,254	19,216	14.0	312,514	274,606	37,908	13.8
Depreciation and amortization	66,299	71,089	(4,790)	(6.7)	139,579	141,348	(1,769)	(1.3)
Selling, general and administrative	62,711	55,970	6,741	12.0	110,046	104,734	5,312	5.1
Total Operating Expenses	433,160	417,286	15,874	3.8	837,473	807,845	29,628	3.7
INCOME FROM OPERATIONS	133,102	107,606	25,496	23.7	204,467	198,766	5,701	2.9
OTHER INCOME (EXPENSE):
Investment (losses) earnings	(598)	1,374	(1,972)	(143.5)	3,727	3,342	385	11.5
Other income	7,537	2,557	4,980	194.8	21,127	4,806	16,321	339.6
Other expense	(2,416)	(3,113)	697	22.4	(7,969)	(8,482)	513	6.0
Total Other Income (Expense)	4,523	818	3,705	452.9	16,885	(334)	17,219	(b)
Interest expense	44,823	43,300	1,523	3.5	86,869	86,838	31	(c)
INCOME BEFORE INCOME TAXES	92,802	65,124	27,678	42.5	134,483	111,594	22,889	20.5
Income tax expense	28,340	19,599	8,741	44.6	40,783	33,112	7,671	23.2
NET INCOME	64,462	45,525	18,937	41.6	93,700	78,482	15,218	19.4
Less: Net income attributable to noncontrolling interests	1,728	1,396	332	23.8	3,442	2,770	672	24.3
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY	62,734	44,129	18,605	42.2	90,258	75,712	14,546	19.2
Preferred dividends	1,373	242	1,131	467.4	1,616	485	1,131	233.2
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$61,361	$43,887	$17,474	39.8	$88,642	$75,227	$13,415	17.8
BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY	$0.48	$0.38	$0.10	26.3	$0.70	$0.66	$0.04	6.1
 _______________

(a)
Reflects revenue from an SPP network transmission tariff. For the three and six months ended June 30, 2012, our SPP network transmission costs were $42.3 million and $81.6 million, respectively. These amounts, less administration costs of $6.8 million and $13.0 million, respectively, were returned to us as revenue. For the three and six months ended June 30, 2011, our SPP network transmission costs were $32.7 million and $64.7 million, respectively. These amounts, less administration costs of $4.1 million and $8.3 million, respectively, were returned to us as revenue.

(b)	Change greater than 1000%.

(c)	Change less than 0.1%.

Gross Margin

Fuel and purchased power costs fluctuate with electricity sales and unit costs. As permitted by regulators, we adjust our retail prices to reflect changes in the costs of fuel and purchased power. Fuel and purchased power costs for wholesale customers are recovered at prevailing market prices or based on a predetermined formula with a price adjustment approved by FERC. As a result, changes in fuel and purchased power costs are offset in revenues with minimal impact on net income. For this reason, we believe gross margin is useful for understanding and analyzing changes in our operating performance from one period to the next. We calculate gross margin as total revenues, including transmission revenues, less the sum of fuel and purchased power costs and amounts billed by the SPP for network transmission costs. Accordingly, gross margin reflects transmission revenues and costs on a net basis. However, we record transmission costs as operating and maintenance expense on our consolidated statements of income. The following table summarizes our gross margin for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
	(Dollars In Thousands)
REVENUES:
Residential	$176,893	$157,120	$19,773	12.6	$315,311	$310,028	$5,283	1.7
Commercial	170,132	153,554	16,578	10.8	299,782	282,382	17,400	6.2
Industrial	95,960	91,245	4,715	5.2	181,380	170,441	10,939	6.4
Other retail	(2,363)	(2,440)	77	3.2	(5,281)	(5,455)	174	3.2
Total Retail Revenues	440,622	399,479	41,143	10.3	791,192	757,396	33,796	4.5
Wholesale	68,971	77,515	(8,544)	(11.0)	140,183	156,109	(15,926)	(10.2)
Transmission	49,380	39,160	10,220	26.1	95,343	76,336	19,007	24.9
Other	7,289	8,738	(1,449)	(16.6)	15,222	16,770	(1,548)	(9.2)
Total Revenues	566,262	524,892	41,370	7.9	1,041,940	1,006,611	35,329	3.5
Less: Fuel and purchased power expense	147,680	152,973	(5,293)	(3.5)	275,334	287,157	(11,823)	(4.1)
SPP network transmission costs	42,265	32,685	9,580	29.3	81,627	64,736	16,891	26.1
Gross Margin	$376,317	$339,234	$37,083	10.9	$684,979	$654,718	$30,261	4.6

The following table reflects changes in electricity sales for the three and six months ended June 30, 2012 and 2011. No electricity sales are shown for transmission or other as they are not directly related to the amount of electricity we sell.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
	(Thousands of MWh)
ELECTRICITY SALES:
Residential	1,629	1,549	80	5.2	3,044	3,207	(163)	(5.1)
Commercial	1,977	1,890	87	4.6	3,626	3,594	32	0.9
Industrial	1,418	1,438	(20)	(1.4)	2,779	2,776	3	0.1
Other retail	22	22	—	—	42	43	(1)	(2.3)
Total Retail	5,046	4,899	147	3.0	9,491	9,620	(129)	(1.3)
Wholesale	1,604	1,776	(172)	(9.7)	3,298	3,687	(389)	(10.6)
Total	6,650	6,675	(25)	(0.4)	12,789	13,307	(518)	(3.9)

Gross margin increased for the three and six months ended June 30, 2012, due primarily to higher retail revenues that were the result principally of higher prices. Contributing to the increase in retail revenues for the three months ended June 30, 2012, were higher retail electricity sales attributable primarily to warmer weather. As measured by cooling degree days, the weather during the three months ended June 30, 2012, was 19% warmer than the same period of 2011.

Income from operations is the most directly comparable measure to our presentation of gross margin that is calculated and presented in accordance with GAAP in our consolidated statements of income. Our presentation of gross margin should not be considered in isolation or as a substitute for income from operations. Additionally, our presentation of gross margin may not be comparable to similarly titled measures reported by other companies. The following table reconciles income from operations with gross margin for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
	(Dollars In Thousands)
Gross margin	$376,317	$339,234	$37,083	10.9	$684,979	$654,718	$30,261	4.6
Add: SPP network transmission costs	42,265	32,685	9,580	29.3	81,627	64,736	16,891	26.1
Less: Operating and maintenance expense	156,470	137,254	19,216	14.0	312,514	274,606	37,908	13.8
Depreciation and amortization expense	66,299	71,089	(4,790)	(6.7)	139,579	141,348	(1,769)	(1.3)
Selling, general and administrative expense	62,711	55,970	6,741	12.0	110,046	104,734	5,312	5.1
Income from operations	$133,102	$107,606	$25,496	23.7	$204,467	$198,766	$5,701	2.9

Operating Expenses and Other Income and Expense Items

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
	(Dollars in Thousands)
Operating and maintenance expense	$156,470	$137,254	$19,216	14.0	$312,514	$274,606	$37,908	13.8

Operating and maintenance expense increased due principally to:

•	higher SPP network transmission costs of $9.6 million and $16.9 million, respectively, most of which is recovered in revenues;

•	higher costs for tree trimming and other reliability activities of $3.1 million and $4.2 million, respectively;

•	increases in property taxes of $2.9 million and $5.3 million, respectively, most of which is offset in retail revenues;

•	for the three months ended June 30, 2012, higher costs of $2.4 million related to the operation and maintenance of our steam powered plants; and

•	for the six months ended June 30, 2012, higher costs at Wolf Creek of $9.4 million, which were the result primarily of maintenance costs incurred during an unscheduled outage.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
	(Dollars in Thousands)
Depreciation and amortization expense	$66,299	$71,089	$(4,790)	(6.7)	$139,579	$141,348	$(1,769)	(1.3)

Depreciation and amortization expense decreased as a result primarily of our having reduced depreciation rates to reflect changes in the estimated useful lives of some of our depreciable assets.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
	(Dollars in Thousands)
Selling, general and administrative expense	$62,711	$55,970	$6,741	12.0	$110,046	$104,734	$5,312	5.1

Selling, general and administrative expense increased due primarily to higher pension and other employee benefit costs of $11.1 million and $11.9 million, respectively. Partially offsetting these increases were lower legal fees of $6.2 million and $7.9 million, respectively. During the three and six months ended June 30, 2011, we incurred legal fees for arbitration and settlement proceedings with two former executive officers. There were no similar legal fees during the same periods of 2012.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
	(Dollars in Thousands)
Other income	$7,537	$2,557	$4,980	194.8	$21,127	$4,806	$16,321	339.6

Other income increased due principally to:

•	our having recorded an additional $3.4 million and $12.6 million, respectively, in COLI benefits; and

•	increases in equity AFUDC of $1.2 million and $3.4 million, respectively, which reflect increased construction activity.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
	(Dollars in Thousands)
Income tax expense	$28,340	$19,599	$8,741	44.6	$40,783	$33,112	$7,671	23.2

Income tax expense increased due principally to higher income before income taxes.

FINANCIAL CONDITION

A number of factors affected amounts recorded on our balance sheet as of June 30, 2012, compared to December 31, 2011.

	As of	As of
	June 30, 2012	December 31, 2011	Change	% Change
	(Dollars in Thousands)
Restricted cash	$22,567	$—	$22,567	(a)
Cumulative preferred stock	—	21,436	(21,436)	(100.0)
_______________
(a)Change greater than 1000%.

Restricted cash increased and cumulative preferred stock decreased due to Westar Energy having provided notice to holders of its preferred stock that it would redeem all outstanding shares. See Note 12 of the Notes to Condensed Consolidated Financial Statements, "Common and Preferred Stock," for additional information.

	As of	As of
	June 30, 2012	December 31, 2011	Change	% Change
	(Dollars in Thousands)
Fuel inventory and supplies	$256,316	$229,118	$27,198	11.9

Fuel inventory and supplies increased due principally to a $29.4 million increase in coal inventory. Coal inventory volumes increased 43% resulting from less coal being consumed due to a mild winter and increased usage of our other plants.

	As of	As of
	June 30, 2012	December 31, 2011	Change	% Change
	(Dollars in Thousands)
Taxes receivable	$—	$5,334	$(5,334)	(100.0)

Tax receivable decreased due primarily to our having received $5.9 million of tax refunds.

	As of	As of
	June 30, 2012	December 31, 2011	Change	% Change
	(Dollars in Thousands)
Regulatory assets	$1,020,862	$1,046,090	$(25,228)	(2.4)
Regulatory liabilities	337,127	271,387	65,740	24.2
Net regulatory assets	$683,735	$774,703	$(90,968)	(11.7)

Regulatory assets decreased due principally to the following reasons:
•a $12.9 million decrease in deferred employee benefit costs;
•a $7.0 million decrease in previously deferred storm costs; and
•a $6.8 million decrease in amounts deferred for the Wolf Creek outage.

Regulatory liabilities increased due principally to revising our estimate of amounts collected, but not yet spent, to dispose of plant assets that do not represent legal retirement obligations by $57.9 million.

	As of	As of
	June 30, 2012	December 31, 2011	Change	% Change
	(Dollars in Thousands)
Current maturities of long-term debt of variable interest entities	$45,853	$28,114	$17,739	63.1
Long-term debt of variable interest entities, net	223,506	249,283	(25,777)	(10.3)
Total long-term debt of variable interest entities	$269,359	$277,397	$(8,038)	(2.9)

Current maturities of long-term debt of variable interest entities increased due primarily to a reclassification from long-term debt of variable interest entities, net, for an expected principal payment to be made in the next 12 months by the VIE that holds the 50% leasehold interest in La Cygne unit 2.

	As of	As of
	June 30, 2012	December 31, 2011	Change	% Change
	(Dollars in Thousands)
Long-term debt, net	$2,818,966	$2,491,109	$327,857	13.2

Long-term debt, net increased due principally to the issuance of $550.0 million principal amount of first mortgage bonds. Partially offsetting this increase was the redemption of $220.5 million of bonds as discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements, "Debt Financing."

	As of	As of
	June 30, 2012	December 31, 2011	Change	% Change
	(Dollars in Thousands)
Deferred income taxes	$1,138,708	$1,110,463	$28,245	2.5

Net deferred income taxes increased due primarily to the use of bonus and accelerated depreciation methods.

	As of	As of
	June 30, 2012	December 31, 2011	Change	% Change
	(Dollars in Thousands)
Accrued employee benefits	$546,793	$592,617	$(45,824)	(7.7)

Accrued employee benefits decreased due primarily to our having contributed $49.4 million to the Westar Energy pension trust and our having funded $9.0 million of Wolf Creek's pension plan contribution.

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

Short-Term Borrowings

Westar Energy has entered into a commercial paper program pursuant to which it may issue commercial paper up to a maximum aggregate amount outstanding at any one time of $1.0 billion. This program is supported by Westar Energy's revolving credit facilities described below. Maturities of commercial paper issuances may not exceed 365 days from the date of issuance and proceeds from such issuances will be used to temporarily fund capital expenditures, to repay borrowings under Westar Energy's revolving credit facilities, for working capital and/or for other general corporate purposes. As of July 31, 2012, Westar Energy had issued $358.6 million of commercial paper.

Westar Energy has two revolving credit facilities in the amounts of $730.0 million and $270.0 million, which terminate on September 29, 2016, and February 18, 2015, respectively. As long as there is no default under the facilities, each may be extended up to an additional two years and the aggregate amount of borrowings under the facilities may be increased to $1.0 billion and $400.0 million, respectively, subject to lender participation. All borrowings under the facilities are secured by KGE first mortgage bonds. As of July 31, 2012, no amounts were borrowed and $13.9 million of letters of credit had been issued under the $730.0 million facility. No amounts were borrowed and no letters of credit were issued under the $270.0 million facility as of the same date. In addition, total combined borrowings under the commercial paper program and revolving credit facilities may not exceed $1.0 billion at any given time.

Debt Financing

On May 17, 2012, Westar Energy issued $300.0 million principal amount of first mortgage bonds at a discount yielding 4.157%, bearing stated interest at 4.125% and maturing on March 1, 2042. These bonds constitute a further issuance of the $250.0 million principal amount of first mortgage bonds issued on March 1, 2012, at a discount yielding 4.13%, bearing stated interest at 4.125% and maturing on March 1, 2042. Proceeds from these issuances of $541.5 million were used to repay short-term debt, which was used to purchase capital equipment, to redeem bonds, and for working capital and general corporate purposes.

On May 15, 2012, Westar Energy redeemed $150.0 million aggregate principal amount of 6.10% first mortgage bonds. Additionally, on March 30, 2012, Westar Energy redeemed $57.2 million aggregate principal amount of 5.00% pollution control bonds and KGE redeemed $13.3 million aggregate principal amount of 5.10% pollution control bonds. The bonds were redeemed using short-term debt.

Debt Covenants

We remain in compliance with our debt covenants.

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

On January 6, 2012, Moody's upgraded its credit ratings for Westar Energy and KGE first mortgage bonds/senior secured debt to A3 from Baa1. Moody's also upgraded its credit rating for Westar Energy unsecured debt to Baa2 from Baa3 and assigned a P-2 rating to Westar Energy's commercial paper program. As of July 31, 2012, our ratings with the agencies are as shown in the table below.

	Westar Energy First Mortgage Bond Rating	KGE First Mortgage Bond Rating	Westar Energy Unsecured Debt Rating	Westar Energy Commercial Paper	Rating Outlook
Moody’s	A3	A3	Baa2	P-2	Stable
S&P	BBB+	BBB+	BBB	A-2	Stable
Fitch	A-	A-	BBB+	F2	Stable

Certain of our derivative instruments contain collateral provisions subject to credit agency ratings of our senior unsecured debt. If our senior unsecured debt ratings were to decrease or fall below investment grade, the counterparties to the derivative instruments, pursuant to the provisions, could require collateralization on derivative instruments. The aggregate fair value of all derivative instruments with objective credit risk-related contingent features that were in a liability position as of June 30, 2012, and December 31, 2011, was $2.7 million and $3.1 million, respectively, for which we had posted $0.5 million of collateral, including independent amounts, and no collateral, respectively. If all credit-risk-related contingent features underlying these agreements had been triggered as of June 30, 2012, and December 31, 2011, we would have been required to provide to our counterparties $0.7 million and $0.5 million, respectively, of additional collateral after taking into consideration the offsetting impact of derivative assets and net accounts receivable.

Common and Preferred Stock

Common Stock

In May 2012, Westar Energy entered into forward sale transactions with respect to an aggregate of approximately 1.1 million shares of common stock pursuant to an existing forward sale agreement. Westar Energy must settle such transactions within 18 months of the date each transaction was entered. Assuming physical share settlement of the forward sale transactions as of June 30, 2012, Westar Energy would have received aggregate proceeds of approximately $29.3 million based on a forward price of $27.46 per share.

Preferred Stock Redemption

In May 2012, Westar Energy provided an irrevocable notice of redemption to holders of all of Westar Energy's preferred shares. Pursuant to Westar Energy's Articles of Incorporation, we deposited cash in a separate account to effect the redemption of all of our preferred stock outstanding. Payment is due to holders of the preferred shares effective July 1, 2012. The table below shows the redemption amounts for all series of preferred stock.

Rate	Shares	Principal Outstanding	Call Price	Premium	Total Cost to Redeem
(Dollars in Thousands)
4.50%	121,613	$12,161	108.0%	$973	$13,134
4.25%	54,970	5,497	101.5%	82	5,579
5.00%	37,780	3,778	102.0%	76	3,854
	214,363	$21,436		$1,131	$22,567

Summary of Cash Flows

	Six Months Ended June 30,
	2012	2011	Change	% Change
	(Dollars In Thousands)
Cash flows from (used in):
Operating activities	$103,179	$71,447	$31,732	44.4
Investing activities	(419,790)	(359,199)	(60,591)	(16.9)
Financing activities	319,726	292,106	27,620	9.5
Net increase in cash and cash equivalents	$3,115	$4,354	$(1,239)	(28.5)

Cash Flows from Operating Activities

Cash flows from operating activities increased due principally to our having paid $37.8 million less for fuel and purchased power and our having paid $26.5 million in 2011 to a former executive officer for compensation, his legal fees and other expenses. Increases were partially offset by our having paid $29.7 million in 2012 to settle treasury yield hedge transactions and our having contributed $10.0 million more to pension and post-retirement benefit plans.

Cash Flows used in Investing Activities

Cash flows used in investing activities increased due primarily to our having invested $72.1 million more in additions to property, plant and equipment. Partially offsetting this increased investment was our having received $15.6 million more in proceeds from our investment in COLI.

Cash Flows from Financing Activities

Cash flows from financing activities increased due primarily to our having received $541.5 million in proceeds from long-term debt issuances. Proceeds received were offset partially by our having paid $220.4 million more for long-term debt retirements, a $180.0 million decrease in short-term borrowings, our having received $65.5 million less from common stock issuances, our having established a $22.6 million restricted cash account to fund the redemption of preferred stock, our having repaid $15.2 million more for borrowings against the cash surrender value of COLI and our having paid $10.9 million more for dividends.

Pension Contribution

During the six months ended June 30, 2012, we contributed $49.4 million to the Westar Energy pension trust and funded $9.0 million of Wolf Creek's pension plan contribution.

OFF-BALANCE SHEET ARRANGEMENTS

From December 31, 2011, through June 30, 2012, our off-balance sheet arrangements did not change materially. For additional information, see our 2011 Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

From December 31, 2011, through June 30, 2012, our contractual obligations and commercial commitments did not change materially outside the ordinary course of business. For additional information, see our 2011 Form 10-K.

OTHER INFORMATION

Changes in Prices

KCC Proceedings

On May 29, 2012, the KCC issued an order allowing us to adjust our prices to include costs associated with investments in environmental projects during 2011. The new prices were effective June 1, 2012, and are expected to increase our annual retail revenues by approximately $19.5 million.

On April 18, 2012, the KCC issued an order expected to increase our annual retail revenues by approximately $50.0 million. The new prices were effective April 27, 2012. The KCC also approved our request to file an abbreviated rate review within 12 months of this order to update our prices to include capital costs related to environmental projects at La Cygne.

Effective April 6, 2012, the KCC authorized an increase in our prices to reflect adjustments to our transmission formula rate as discussed below. The new prices are expected to increase our annual retail revenues by approximately $36.7 million. We expect the KCC to issue a final order on our request by October 2012.

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

Wolf Creek Outage

Wolf Creek normally operates on an 18-month planned refueling and maintenance outage schedule. However, as a result of an unscheduled maintenance outage at Wolf Creek in early 2012 coupled with the longer than planned refueling and maintenance outage in the spring of 2011, the next planned refueling and maintenance outage has been moved from fall 2012 to the first quarter of 2013.

Fair Value of Energy Marketing Contracts

The following table shows the net fair value of energy marketing contracts outstanding as of June 30, 2012.

Fair Value of Contracts
(In Thousands)

Net fair value of contracts outstanding as of December 31, 2011 (a)	$9,378
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	(1,528)
Changes in fair value of contracts outstanding at the beginning and end of the period	(896)
Fair value of new contracts entered into during the period	60
Net fair value of contracts outstanding as of June 30, 2012 (b)	$7,014
_______________
(a)   Approximately $0.4 million and $6.2 million of the fair value of energy marketing contracts were recognized as a regulatory asset and regulatory liability, respectively.
(b) Approximately $0.6 million and $3.9 million of the fair value of energy marketing contracts were recognized as a regulatory asset and regulatory liability, respectively.

The sources of the fair values of the financial instruments related to these contracts and the maturity periods of the contracts as of June 30, 2012, are summarized in the following table

	Fair Value of Contracts at End of Period
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity Over 5 Years
	(Dollars In Thousands)

Prices provided by other external sources (swaps and forwards)	$7,585	$1,271	$6,314	$—	$—
Prices based on option pricing models (options and other) (a)	(571)	296	(867)	—	—
Total fair value of contracts outstanding	$7,014	$1,567	$5,447	$—	$—
_______________
(a)    Options are priced using a series of techniques, such as the Black option pricing model.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in commodity prices, counterparty credit, interest rates, and debt and equity instrument values. From December 31, 2011, to June 30, 2012, no significant changes occurred in our market risk exposure. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2011 Form 10-K for additional information.

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on legal proceedings is set forth in Notes 5, 8 and 9 of the Notes to Condensed Consolidated Financial Statements, "Rate Matters and Regulation," "Commitments and Contingencies" and "Legal Proceedings," respectively, which are incorporated herein by reference.

ITEM 1A. RISK FACTORS

     Our risk factors did not change materially from December 31, 2011, through June 30, 2012. For additional information, see our 2011 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended June 30, 2012, Westar Energy entered into forward transactions pursuant to the forward sale agreement dated April 2, 2010 between Westar Energy, Inc. and The Bank of New York Mellon (filed as Exhibit 10.1 to the Form 8-K filed on April 2, 2010) and the Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC and The Bank of New York Mellon (filed as Exhibit 1.3 to the Form S-3 filed on April 2, 2010), as amended on May 26, 2010 (attached as Exhibit 1(a) hereto) and May 9, 2012 (filed as Exhibit 1(b) to the Form 10-Q filed on May 9, 2012), in respect to an aggregate of approximately 1.1 million shares of Westar Energy common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

1(a)	Amendment to Sales Agency Financing Agreement, dated May 26, 2010, among Westar Energy, Inc., BNY Mellon Capital Markets, LLC, and The Bank of New York Mellon
1(b)
Underwriting Agreement, dated May 14, 2012, among BNP Paribas Securities Corp., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein, and Westar Energy, Inc. (filed as Exhibit 1.1 to the Form 8-K filed on May 16, 2012)

1(c)
Form of Forty-Second Supplemental (Reopening) Indenture, dated as of May 17, 2012, by and between Westar Energy, Inc. and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 4.1 to the Form 8-K filed on May 16, 2012)

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended June 30, 2012
31(b)	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended June 30, 2012
32
Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended June 30, 2012 (furnished and not to be considered filed as part of the Form 10-Q)

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

WESTAR ENERGY, INC.

Date:	August 7, 2012	By:	/s/ Anthony D. Somma
Anthony D. Somma
Senior Vice President and Chief Financial Officer/Treasurer