Form 10-Q
period 2012-09-30
WESTAR ENERGY INC /KS
filed 2012-11-08
CIK 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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
Large accelerated filer    X      Accelerated filer            Non-accelerated filer              Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes             No    X
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	126,462,407 shares
(Class)	(Outstanding at October 31, 2012)

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition
AFUDC	Allowance for funds used during construction
BACT	Best Available Control Technology
CAMR	Clean Air Mercury Rule
CCB	Coal combustion byproduct
CO	Carbon monoxide
CSAPR	Cross-State Air Pollution Rule
ECRR	Environmental Cost Recovery Rider
EPA	Environmental Protection Agency
EPS	Earnings per share
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
JEC	Jeffrey Energy Center
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
KGE	Kansas Gas and Electric Company
La Cygne	La Cygne Generating Station
MATS	Mercury and Air Toxics Standards
MMBtu	Millions of Btu
Moody’s	Moody’s Investors Service
MW	Megawatt(s)
MWh	Megawatt hour(s)
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trust
NOx	Nitrogen oxides
ONEOK	ONEOK, Inc.
OTC	Over-the-counter
PM	Particulate matter
RSU	Restricted share unit
S&P	Standard & Poor’s Ratings Services
SCR	Selective catalytic reduction
SO2	Sulfur dioxide
SPP	Southwest Power Pool
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

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

-	the difficulty of predicting the amount and timing of changes in demand for electricity,

-	weather conditions and their effect on sales of electricity as well as on prices of energy commodities,

-	equipment damage from storms and extreme weather,

-	economic and capital market conditions, including the impact of inflation or deflation, changes in interest rates, the cost and availability of capital and the market for trading wholesale energy,

-	the impact of changes in market conditions on employee benefit liability calculations, as well as actual and assumed investment returns on invested plan assets,

-	the impact of changes in estimates regarding our Wolf Creek Generating Station (Wolf Creek) decommissioning obligation,

-	the ability of our counterparties to make payments as and when due and to perform as required,

-	the existence or introduction of competition into markets in which we operate,

-	the impact of frequently changing laws and regulations relating to air emissions, water emissions, waste management and other environmental matters,

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

PART I.    FINANCIAL INFORMATION
ITEM I.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
WESTAR ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Par Values) (Unaudited)

	As of	As of
	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,379	$3,539
Restricted cash	836	—
Accounts receivable, net of allowance for doubtful accounts of $3,517 and $7,384, respectively	267,218	226,428
Fuel inventory and supplies	249,285	229,118
Energy marketing contracts	3,346	8,180
Taxes receivable	—	5,334
Deferred tax assets	—	394
Prepaid expenses	13,775	13,078
Regulatory assets	116,547	123,818
Other	22,806	23,696
Total Current Assets	678,192	633,585
PROPERTY, PLANT AND EQUIPMENT, NET	6,856,350	6,411,922
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	324,855	333,494
OTHER ASSETS:
Regulatory assets	889,063	922,272
Nuclear decommissioning trust	148,460	130,270
Other	239,590	251,308
Total Other Assets	1,277,113	1,303,850
TOTAL ASSETS	$9,136,510	$8,682,851
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt of variable interest entities	$26,660	$28,114
Short-term debt	214,756	286,300
Accounts payable	169,306	187,428
Accrued taxes	87,579	52,451
Energy marketing contracts	534	6,353
Accrued interest	71,290	77,437
Regulatory liabilities	40,898	40,857
Other	129,848	148,347
Total Current Liabilities	740,871	827,287
LONG-TERM LIABILITIES:
Long-term debt, net	2,819,118	2,491,109
Long-term debt of variable interest entities, net	242,521	249,283
Deferred income taxes	1,213,816	1,110,463
Unamortized investment tax credits	160,637	164,175
Regulatory liabilities	293,652	230,530
Accrued employee benefits	542,657	592,617
Asset retirement obligations	148,523	142,508
Other	75,950	74,138
Total Long-Term Liabilities	5,496,874	5,054,823
COMMITMENTS AND CONTINGENCIES (See Notes 8 and 9)
EQUITY:
Westar Energy, Inc. Shareholders’ Equity:
Cumulative preferred stock, par value $100 per share; authorized 600,000 shares; issued and outstanding zero shares and 214,363 shares, respective to each date	—	21,436
Common stock, par value $5 per share; authorized 275,000,000 shares; issued and outstanding 126,369,073 shares and 125,698,396 shares, respective to each date	631,845	628,492
Paid-in capital	1,651,802	1,639,503
Retained earnings	603,048	501,216
Total Westar Energy, Inc. Shareholders’ Equity	2,886,695	2,790,647
Noncontrolling Interests	12,070	10,094
Total Equity	2,898,765	2,800,741
TOTAL LIABILITIES AND EQUITY	$9,136,510	$8,682,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,
	2012	2011
REVENUES	$695,758	$678,152
OPERATING EXPENSES:
Fuel and purchased power	177,506	199,540
Operating and maintenance	149,001	137,823
Depreciation and amortization	65,061	72,202
Selling, general and administrative	54,300	27,499
Total Operating Expenses	445,868	437,064
INCOME FROM OPERATIONS	249,890	241,088
OTHER INCOME (EXPENSE):
Investment earnings	2,729	2,914
Other income	6,115	3,404
Other expense	(6,278)	(5,470)
Total Other Income	2,566	848
Interest expense	45,017	43,844
INCOME BEFORE INCOME TAXES	207,439	198,092
Income tax expense	66,372	61,700
NET INCOME	141,067	136,392
Less: Net income attributable to noncontrolling interests	1,786	1,442
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	139,281	134,950
Preferred dividends	—	242
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$139,281	$134,708
BASIC AND DILUTED EARNINGS PER AVERGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC. (See Note 2):
Basic earnings per common share	$1.10	$1.15
Diluted earnings per common share	$1.09	$1.14
AVERAGE EQUIVALENT COMMON SHARES OUTSTANDING	126,783,248	116,806,596
DIVIDENDS DECLARED PER COMMON SHARE	$0.33	$0.32

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
REVENUES	$1,737,698	$1,684,763
OPERATING EXPENSES:
Fuel and purchased power	452,840	486,697
Operating and maintenance	461,515	412,429
Depreciation and amortization	204,640	213,551
Selling, general and administrative	164,346	132,233
Total Operating Expenses	1,283,341	1,244,910
INCOME FROM OPERATIONS	454,357	439,853
OTHER INCOME (EXPENSE):
Investment earnings	6,456	6,255
Other income	27,242	8,210
Other expense	(14,246)	(13,951)
Total Other Income	19,452	514
Interest expense	131,886	130,681
INCOME BEFORE INCOME TAXES	341,923	309,686
Income tax expense	107,156	94,812
NET INCOME	234,767	214,874
Less: Net income attributable to noncontrolling interests	5,228	4,212
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	229,539	210,662
Preferred dividends	1,616	727
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$227,923	$209,935
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC. (See Note 2):
Basic earnings per common share	$1.79	$1.82
Diluted earnings per common share	$1.79	$1.79
AVERAGE EQUIVALENT COMMON SHARES OUTSTANDING	126,638,992	115,208,965
DIVIDENDS DECLARED PER COMMON SHARE	$0.99	$0.96

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$234,767	$214,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	204,640	213,551
Amortization of nuclear fuel	16,658	13,411
Amortization of deferred regulatory gain from sale leaseback	(4,121)	(4,121)
Amortization of corporate-owned life insurance	17,062	19,137
Non-cash compensation	5,482	6,834
Net changes in energy marketing assets and liabilities	(133)	956
Net deferred income taxes and credits	106,730	100,130
Stock-based compensation excess tax benefits	(1,628)	(1,186)
Allowance for equity funds used during construction	(9,096)	(4,448)
Gain on sale of non-utility investment	—	(7,246)
Gain on settlement of contractual obligations with former officers	—	(22,039)
Changes in working capital items:
Accounts receivable	(40,740)	(27,269)
Fuel inventory and supplies	(19,634)	(1,837)
Prepaid expenses and other	9,571	(36,459)
Accounts payable	(7,201)	(14,077)
Accrued taxes	40,825	38,291
Other current liabilities	(83,160)	(105,657)
Changes in other assets	(1,061)	(15,291)
Changes in other liabilities	(15,005)	(29,777)
Cash Flows from Operating Activities	453,956	337,777
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(598,426)	(512,675)
Purchase of securities within trusts	(18,684)	(41,118)
Sale of securities within trusts	19,808	39,789
Proceeds from trust	1,527	—
Investment in corporate-owned life insurance	(18,404)	(19,214)
Proceeds from investment in corporate-owned life insurance	16,501	869
Proceeds from federal grant	4,470	7,367
Investment in affiliated company	(6,550)	(1,479)
Investment in non-utility investments	(433)	7,246
Other investing activities	(1,124)	470
Cash Flows used in Investing Activities	(601,315)	(518,745)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(71,544)	159,770
Proceeds from long-term debt	541,374	—
Retirements of long-term debt	(220,563)	(371)
Retirements of long-term debt of variable interest entities	(7,765)	(29,019)
Repayment of capital leases	(1,984)	(1,645)
Borrowings against cash surrender value of corporate-owned life insurance	64,479	65,853
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(18,369)	(3,108)
Stock-based compensation excess tax benefits	1,628	1,186
Preferred stock redemption	(22,567)	—
Issuance of common stock	5,348	96,508
Distributions to shareholders of noncontrolling interests	(3,252)	(1,916)
Cash dividends paid	(118,586)	(102,625)
Cash Flows from Financing Activities	148,199	184,633
NET INCREASE IN CASH AND CASH EQUIVALENTS	840	3,665
CASH AND CASH EQUIVALENTS:
Beginning of period	3,539	928
End of period	$4,379	$4,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in Thousands)
(Unaudited)

	Westar Energy, Inc. Shareholders
	Cumulative preferred stock shares	Cumulative preferred stock	Common stock shares	Common stock	Paid-in capital	Retained earnings	Non-controlling interests	Total equity
Balance as of December 31, 2010	214,363	$21,436	112,128,068	$560,640	$1,398,580	$423,647	$6,070	$2,410,373
Net income	—	—	—	—	—	210,662	4,212	214,874
Issuance of stock	—	—	4,955,695	24,779	85,532	—	—	110,311
Preferred dividends	—	—	—	—	—	(727)	—	(727)
Dividends on common stock	—	—	—	—	—	(111,216)	—	(111,216)
Transfer from temporary equity	—	—	—	—	3,465	—	—	3,465
Amortization of restricted stock	—	—	—	—	6,176	—	—	6,176
Stock compensation and tax benefit	—	—	—	—	(13,672)	—	—	(13,672)
Distributions to shareholders of noncontrolling interests	—	—	—	—	—	—	(1,916)	(1,916)
Balance as of September 30, 2011	214,363	$21,436	117,083,763	$585,419	$1,480,081	$522,366	$8,366	$2,617,668

Balance as of December 31, 2011	214,363	$21,436	125,698,396	$628,492	$1,639,503	$501,216	$10,094	$2,800,741
Net income	—	—	—	—	—	229,539	5,228	234,767
Issuance of stock	—	—	670,677	3,353	15,881	—	—	19,234
Stock redemption	(214,363)	(21,436)	—	—	—	—	—	(21,436)
Preferred dividends	—	—	—	—	—	(1,616)	—	(1,616)
Dividends on common stock	—	—	—	—	—	(126,091)	—	(126,091)
Amortization of restricted stock	—	—	—	—	4,708	—	—	4,708
Stock compensation and tax benefit	—	—	—	—	(8,290)	—	—	(8,290)
Distributions to shareholders of noncontrolling interests	—	—	—	—	—	—	(3,252)	(3,252)
Balance as of September 30, 2012	—	$—	126,369,073	$631,845	$1,651,802	$603,048	$12,070	$2,898,765

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

We provide electric generation, transmission and distribution services to approximately 690,000 customers in Kansas. Westar Energy provides these services in central and northeastern Kansas, including the cities of Topeka, Lawrence, Manhattan, Salina and Hutchinson. Kansas Gas and Electric Company (KGE), Westar Energy's wholly owned subsidiary, provides these services in south-central and southeastern Kansas, including the city of Wichita. Both Westar Energy and KGE conduct business using the name Westar Energy. Our corporate headquarters is located at 818 South Kansas Avenue, Topeka, Kansas 66612.

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

Use of Management's Estimates

When we prepare our condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to depreciation, unbilled revenue, valuation of investments, forecasted fuel costs included in our retail energy cost adjustment billed to customers, income taxes, pension and post-retirement benefits, our asset retirement obligations including the decommissioning of Wolf Creek, environmental issues, VIEs, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the results to be expected for the full year.

Restricted Cash

Pursuant to Westar Energy's Articles of Incorporation, Westar Energy deposited cash in a separate bank account to effect the redemption of all of Westar Energy's preferred stock. See Note 12, "Common and Preferred Stock," for additional information regarding the preferred stock redemption.

Fuel Inventory and Supplies

We state fuel inventory and supplies at average cost. Following are the balances for fuel inventory and supplies stated separately.

	As of	As of
	September 30, 2012	December 31, 2011
	(In Thousands)
Fuel inventory	$102,084	$86,408
Supplies	147,201	142,710
Total	$249,285	$229,118

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars In Thousands)
Borrowed funds	$2,132	$1,163	$8,091	$4,224
Equity funds	2,317	1,027	9,096	4,448
Total	$4,449	$2,190	$17,187	$8,672
Average AFUDC Rates	4.6%	3.2%	5.2%	4.0%

Earnings Per Share

We have participating securities in the form of unvested restricted share units (RSUs) with nonforfeitable rights to dividend equivalents that receive dividends on an equal basis with dividends declared on common shares. As a result, we apply the two-class method of computing basic and diluted earnings per share (EPS).

Under the two-class method, we reduce net income attributable to common stock by the amount of dividends declared in the current period. We allocate the remaining earnings to common stock and RSUs to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. We determine the total earnings allocated to each security by adding together the amount allocated for dividends and the amount allocated for a participation feature. To compute basic EPS, we divide the earnings allocated to common stock by the weighted average number of common shares outstanding. Diluted EPS includes the effect of potential issuances of common shares resulting from our forward sale agreements and RSUs with forfeitable rights to dividend equivalents. We compute the dilutive effect of potential issuances of common shares using the treasury stock method.

The following table reconciles our basic and diluted EPS from net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars In Thousands, Except Per Share Amounts)
Net income	$141,067	$136,392	$234,767	$214,874
Less: Net income attributable to noncontrolling interests	1,786	1,442	5,228	4,212
Net income attributable to Westar Energy, Inc.	139,281	134,950	229,539	210,662
Less: Preferred dividends	—	242	1,616	727
Net income allocated to RSUs	397	440	652	617
Net income allocated to common stock	$138,884	$134,268	$227,271	$209,318

Weighted average equivalent common shares outstanding – basic	126,783,248	116,806,596	126,638,992	115,208,965
Effect of dilutive securities:
RSUs	169,900	203,401	151,022	171,003
Forward sale agreements	181,376	1,228,273	65,372	1,585,107
Weighted average equivalent common shares outstanding – diluted (a)	127,134,524	118,238,270	126,855,386	116,965,075

Earnings per common share, basic	$1.10	$1.15	$1.79	$1.82
Earnings per common share, diluted	$1.09	$1.14	$1.79	$1.79
_______________

(a)	We had no antidilutive shares for the three and nine months ended September 30, 2012 and 2011.

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2012	2011
	(In Thousands)
CASH PAID FOR (RECEIVED FROM):
Interest on financing activities, net of amount capitalized	$103,461	$101,146
Interest on financing activities of VIEs	9,132	17,954
Income taxes, net of refunds	(4,559)	(16,097)
NON-CASH INVESTING TRANSACTIONS:
Property, plant and equipment additions	64,947	86,644
NON-CASH FINANCING TRANSACTIONS:
Issuance of common stock for reinvested dividends and compensation plans	8,676	8,587
Assets acquired through capital leases	9,898	43,199

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

All of our level 2 investments are held in investment funds that are measured at fair value using daily net asset values. In addition, we maintain certain level 3 investments in private equity and real estate securities that are also measured at fair value using net asset value, but require significant unobservable market information to measure the fair value of the underlying investments. The underlying investments in private equity are measured at fair value utilizing both market- and income-based models, public company comparables, investment cost or the value derived from subsequent financings. Adjustments are made when actual performance differs from expected performance; when market, economic or company-specific conditions change; and when other news or events have a material impact on the security. The underlying real estate investments are measured at fair value using a combination of market- and income-based models utilizing market discount rates, projected cash flows and the estimated value into perpetuity.

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

	As of September 30, 2012		As of December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
Fixed-rate debt	$2,702,500	$3,203,149	$2,373,063	$2,623,993
Fixed-rate debt of VIEs	267,972	298,350	275,738	306,027

Recurring Fair Value Measurements

The following table provides the amounts and their corresponding level of hierarchy for our assets and liabilities that are measured at fair value.

As of September 30, 2012	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Energy Marketing Contracts	$—	$40	$7,964	$8,004
Nuclear Decommissioning Trust:
Domestic equity	—	55,664	4,888	60,552
International equity	—	28,622	—	28,622
Core bonds	—	28,134	—	28,134
High-yield bonds	—	8,497	—	8,497
Emerging market bonds	—	6,429	—	6,429
Combination debt/equity fund	—	8,577	—	8,577
Real estate securities	—	—	7,603	7,603
Cash equivalents	46	—	—	46
Total Nuclear Decommissioning Trust	46	135,923	12,491	148,460
Trading Securities:
Domestic equity	—	22,740	—	22,740
International equity	—	5,535	—	5,535
Core bonds	—	15,107	—	15,107
Total Trading Securities	—	43,382	—	43,382
Total Assets Measured at Fair Value	$46	$179,345	$20,455	$199,846

Liabilities:
Energy Marketing Contracts	$—	$90	$459	$549

As of December 31, 2011
Assets:
Energy Marketing Contracts	$—	$2,401	$13,330	$15,731
Nuclear Decommissioning Trust:
Domestic equity	—	53,186	3,931	57,117
International equity	—	22,307	—	22,307
Core bonds	—	20,171	—	20,171
High-yield bonds	—	10,969	—	10,969
Emerging market bonds	—	5,309	—	5,309
Combination debt/equity fund	—	7,251	—	7,251
Real estate securities	—	—	7,095	7,095
Cash equivalents	51	—	—	51
Total Nuclear Decommissioning Trust	51	119,193	11,026	130,270
Trading Securities:
Domestic equity	—	21,175	—	21,175
International equity	—	4,896	—	4,896
Core bonds	—	13,961	—	13,961
Cash equivalents	169	—	—	169
Total Trading Securities	169	40,032	—	40,201
Total Assets Measured at Fair Value	$220	$161,626	$24,356	$186,202

Liabilities:
Energy Marketing Contracts	$—	$2,475	$3,878	$6,353
Treasury Yield Hedges	—	34,025	—	34,025
Total Liabilities Measured at Fair Value	$—	$36,500	$3,878	$40,378

We do not offset the fair value of energy marketing contracts executed with the same counterparty. As of September 30, 2012, we had no right to reclaim cash collateral and had recorded $1.6 million for our obligation to return cash collateral. As of December 31, 2011, we had no right to reclaim cash collateral and had recorded $2.9 million for our obligation to return cash collateral.

The following table provides reconciliations of assets and liabilities measured at fair value using significant level 3 inputs for the three and nine months ended September 30, 2012.

	Energy Marketing Contracts, net		Nuclear Decommissioning Trust		Net Balance
			Domestic Equity	Real Estate Securities
	(In Thousands)
Balance as of June 30, 2012	$6,898		$4,780	$7,449	$19,127
Total realized and unrealized gains (losses) included in:
Earnings (a)	855		—	—	855
Regulatory assets	257	(b)	—	154	411
Regulatory liabilities	547	(b)	(1)	63	609
Purchases	(865)		109	(63)	(819)
Sales	(139)		—	—	(139)
Settlements	(48)		—	—	(48)
Balance as of September 30, 2012	$7,505		$4,888	$7,603	$19,996

Balance as of December 31, 2011	$9,452		$3,931	$7,095	$20,478
Total realized and unrealized gains (losses) included in:
Earnings (a)	3,027		—	—	3,027
Regulatory assets	(433)	(b)	—	—	(433)
Regulatory liabilities	1,495	(b)	192	508	2,195
Purchases	(4,425)		777	185	(3,463)
Sales	(1,023)		(12)	(185)	(1,220)
Settlements	(588)		—	—	(588)
Balance as of September 30, 2012	$7,505		$4,888	$7,603	$19,996
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

Portions of the gains and losses contributing to changes in net assets in the above tables are unrealized. The following tables summarize the unrealized gains and losses we recorded on our consolidated financial statements during the three and nine months ended September 30, 2012 and 2011, attributed to level 3 assets and liabilities.

	Three Months Ended September 30, 2012
	Energy Marketing Contracts, net		Nuclear Decommissioning Trust
			Domestic Equity	Real Estate Securities	Net Balance
	(In Thousands)
Total unrealized gains (losses) included in:
Earnings (a)	$(749)		$—	$—	$(749)
Regulatory assets	610	(b)	—	—	610
Regulatory liabilities	103	(b)	(1)	90	192
Total	$(36)		$(1)	$90	$53

	Nine Months Ended September 30, 2012
Total unrealized gains (losses) included in:
Earnings (a)	$(873)		$—	$—	$(873)
Regulatory assets	(34)	(b)	—	—	(34)
Regulatory liabilities	(82)	(b)	179	322	419
Total	$(989)		$179	$322	$(488)
_______________
(a)Unrealized gains and losses included in earnings are reported in revenues.
(b)Includes changes in the fair value of certain fuel supply and electricity contracts.

	Three Months Ended September 30, 2011
	Energy Marketing Contracts, net		Nuclear Decommissioning Trust
			Domestic Equity	Real Estate Securities	Net Balance
	(In Thousands)
Total unrealized gains (losses) included in:
Earnings (a)	$(264)		$—	$—	$(264)
Regulatory assets	28	(b)	—	—	28
Regulatory liabilities	590	(b)	330	107	1,027
Total	$354		$330	$107	$791

	Nine Months Ended September 30, 2011
Total unrealized gains (losses) included in:
Earnings (a)	$(570)		$—	$—	$(570)
Regulatory assets	(233)	(b)	—	—	(233)
Regulatory liabilities	1,101	(b)	213	332	1,646
Total	$298		$213	$332	$843
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

	Fair Value as of
	September 30, 2012		Valuation Methodology	Unobservable Inputs	Range of Inputs
	Assets	Liabilities
	(In Thousands)
Electricity - Forwards	$112	$97	Discounted cash flow	Basis (MWh)	$0	to	$40
Options	7,852	362	Discounted cash flow	Basis - Electricity (MWh)	$0	to	$5
				Basis - Gas (mmBtu)	$0	to	$0.25
			Option models	Volatility - Electricity	10%	to	120%
				Volatility - Gas	15%	to	55%
				Correlation	35%	to	85%
Total	$7,964	$459

Our fair value measurement of energy marketing contracts is sensitive to level 3 fair value inputs. Increases or decreases to one unobservable input may magnify or mitigate the impact of other inputs. Holding all other inputs constant, an increase (decrease) in a significant unobservable input would typically impact our fair value measurement as follows.

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

	As of September 30, 2012		As of December 31, 2011		As of September 30, 2012
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Frequency	Length of Settlement
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity	$4,888	$1,137	$3,931	$1,914	(a)	(a)
Real estate securities	7,603	—	7,095	—	(b)	(b)
Total Nuclear Decommissioning Trust	12,491	1,137	11,026	1,914

Trading Securities:
Domestic equity	22,740	—	21,175	—	Upon Notice	1 day
International equity	5,535	—	4,896	—	Upon Notice	1 day
Core bonds	15,107	—	13,961	—	Upon Notice	1 day
Total Trading Securities	43,382	—	40,032	—
Total	$55,873	$1,137	$51,058	$1,914
_______________

(a)
This investment is in two long-term private equity funds that do not permit early withdrawal. Our investments in these funds cannot be distributed until the underlying investments have been liquidated which may take years from the date of initial liquidation. One fund has begun making distributions and we expect the other to begin in 2013.

(b)
The nature of this investment requires relatively long holding periods which do not necessarily accommodate ready and complete liquidity. This investment offers quarterly redemptions by way of a queue.

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

Commodity Derivatives Not Designated as Hedging Instruments as of September 30, 2012
Asset Derivatives		Liability Derivatives
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)		(In Thousands)
Current assets:		Current liabilities:
Energy marketing contracts	$3,346	Energy marketing contracts	$534
Other assets:		Other liabilities:
Other	4,658	Other	15
Total	$8,004	Total	$549

Commodity Derivatives Not Designated as Hedging Instruments as of December 31, 2011
Asset Derivatives		Liability Derivatives
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In Thousands)		(In Thousands)
Current assets:		Current liabilities:
Energy marketing contracts	$8,180	Energy marketing contracts	$6,353
Other assets:
Other	7,551
Total	$15,731

The following table presents how changes in the fair value of commodity derivative instruments increase (decrease) line items on our condensed consolidated financial statements for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
Location	Net Gain Recognized	Net Loss Recognized	Net Gain Recognized	Net Loss Recognized
	(In Thousands)
Revenue	$1,009	$—	$6,031	$—
Regulatory assets	(513)	—	(310)	—
Regulatory liabilities	851	—	—	(1,460)

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
Revenues	$—	$(258)	$—	$(857)
Regulatory liabilities	—	(8)	—	(1,215)

As of September 30, 2012, and December 31, 2011, we had under contract the following commodity derivatives.

		Net Quantity as of
	Unit of Measure	September 30, 2012	December 31, 2011
Electricity	MWh	1,516,634	1,834,253
Natural gas	MMBtu	2,000,000	1,467,500

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

We have derivative instruments with commodity exchanges and other counterparties that do not contain objective credit-risk-related contingent features. However, certain of our derivative instruments contain collateral provisions subject to credit agency ratings of our senior unsecured debt. If our senior unsecured debt ratings were to decrease or fall below investment grade, the counterparties to the derivative instruments, pursuant to the provisions, could require collateralization on derivative instruments. The aggregate fair value of all derivative instruments with objective credit risk-related contingent features that were in a liability position as of September 30, 2012, and December 31, 2011, was $0.3 million and $3.1 million, respectively, for which we had posted no collateral, including independent amounts. If all credit-risk-related contingent features underlying these agreements had been triggered as of September 30, 2012, and December 31, 2011, we would have been required to provide to our counterparties $0.2 million and $0.5 million, respectively, of additional collateral after taking into consideration the offsetting impact of derivative assets and net accounts receivable.

4. FINANCIAL INVESTMENTS

We report some of our investments in equity and debt securities at fair value and use the specific identification method to determine their realized gains and losses. We classify these investments as either trading securities or available-for-sale securities as described below.

Trading Securities

We hold equity and debt investments in a trust used to fund retirement benefits that we classify as trading securities. We include unrealized gains or losses on these securities in investment earnings on our consolidated statements of income. For the three and nine months ended September 30, 2012, we recorded unrealized gains of $1.9 million and $3.7 million, respectively, on these securities. We recorded unrealized losses of $4.7 million and $2.6 million, respectively, during the three and nine months ended September 30, 2011.

Available-for-Sale Securities

We hold investments in equity, debt and real estate securities in a trust for the purpose of funding the decommissioning of Wolf Creek. We have classified these investments as available-for-sale and have recorded all such investments at their fair market value as of September 30, 2012, and December 31, 2011. Under normal circumstances, the core bond fund will invest the majority of its assets in investment grade fixed income securities; however, a portion of its assets may be invested in non-investment grade securities. As of September 30, 2012, the fair value of available-for-sale debt securities in the core, high-yield and emerging market bond funds was $43.1 million. As of September 30, 2012, the NDT did not have investments in debt securities outside of investment funds.

Using the specific identification method to determine cost, we realized no gains or losses on our available-for-sale securities during the three months ended September 30, 2012, and realized gains of $0.6 million during the nine months ended September 30, 2012. During the three and nine months ended September 30, 2011, we realized gains of $0.1 million and $1.3 million, respectively. We record net realized and unrealized gains and losses in regulatory liabilities on our consolidated balance sheets. This reporting is consistent with the method we use to account for the decommissioning costs we recover in our prices. Gains or losses on assets in the trust fund are recorded as increases or decreases to regulatory liabilities and could result in lower or higher funding requirements for decommissioning costs, which we believe would be reflected in the prices paid by our customers.

The following table presents the cost, gross unrealized gains and losses, fair value and allocation of investments in the NDT fund as of September 30, 2012, and December 31, 2011.

		Gross Unrealized
Security Type	Cost	Gain	Loss	Fair Value	Allocation
	(Dollars In Thousands)
As of September 30, 2012
Domestic equity	$51,570	$8,982	$—	$60,552	41%
International equity	28,078	544	—	28,622	19%
Core bonds	26,749	1,385	—	28,134	19%
High-yield bonds	7,880	617	—	8,497	6%
Emerging market bonds	5,770	659	—	6,429	4%
Combination debt/equity fund	7,728	849	—	8,577	6%
Real estate securities	9,847	—	(2,244)	7,603	5%
Cash equivalents	46	—	—	46	<1%
Total	$137,668	$13,036	$(2,244)	$148,460	100%

As of December 31, 2011
Domestic equity	$55,357	$1,760	$—	$57,117	44%
International equity	24,501	—	(2,194)	22,307	17%
Core bonds	19,771	400	—	20,171	16%
High-yield bonds	11,046	—	(77)	10,969	8%
Emerging market bonds	5,301	8	—	5,309	4%
Combination debt/equity fund	7,524	—	(273)	7,251	6%
Real estate securities	9,662	—	(2,567)	7,095	5%
Cash equivalents	51	—	—	51	<1%
Total	$133,213	$2,168	$(5,111)	$130,270	100%

The following table presents the fair value and the gross unrealized losses of the available-for-sale securities held in the NDT fund aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2012, and December 31, 2011.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
As of September 30, 2012
Real estate securities	$—	$—	$7,603	$(2,244)	$7,603	$(2,244)

As of December 31, 2011
International equity	$22,307	$(2,194)	$—	$—	$22,307	$(2,194)
High-yield bonds	10,969	(77)	—	—	10,969	(77)
Combination debt/equity fund	7,251	(273)	—	—	7,251	(273)
Real estate securities	—	—	7,095	(2,567)	7,095	(2,567)
Total	$40,527	$(2,544)	$7,095	$(2,567)	$47,622	$(5,111)

5. RATE MATTERS AND REGULATION

KCC Proceedings

In September 2012, the Kansas Corporation Commission (KCC) issued a final order approving an adjustment to our prices that we implemented in April 2012. The adjustment includes updated transmission costs as reflected in our transmission formula rate discussed below and is expected to increase our annual retail revenues by approximately $36.7 million.

In May 2012, the KCC issued an order allowing us to adjust our prices to include costs associated with investments in environmental projects during 2011. The new prices were effective in June 2012 and are expected to increase our annual retail revenues by approximately $19.5 million.

In April 2012, the KCC issued an order expected to increase our annual retail revenues by approximately $50.0 million. In addition, we revised our depreciation rates to reflect changes in the estimated useful lives of some of our depreciable assets. The change in estimate will decrease annual depreciation expense by $43.6 million. Further, we increased our estimate of amounts collected, but not yet spent, to dispose of plant assets that do not represent legal retirement obligations by $57.9 million. The new prices were effective shortly after having received the order. The KCC also approved our request to file an abbreviated rate review within 12 months of this order to update our prices to include capital costs related to environmental projects at La Cygne Generating Station (La Cygne).

FERC Proceedings

Our transmission formula rate that includes projected 2012 transmission capital expenditures and operating costs was effective in January 2012 and is expected to increase annual transmission revenues by approximately $38.2 million. This updated rate provided the basis for our request with the KCC to adjust our retail prices to include updated transmission costs as noted above.

6. DEBT FINANCING

In May 2012, Westar Energy issued $300.0 million principal amount of first mortgage bonds at a discount yielding 4.157%, bearing stated interest at 4.125% and maturing in March 2042. These bonds constitute a further issuance of a series of bonds initially issued in March 2012 in the principal amount of $250.0 million, at a discount yielding 4.13%, bearing stated interest at 4.125% and maturing in March 2042. Proceeds from these issuances of $541.4 million were used to repay short-term debt, which was used to purchase capital equipment, to redeem bonds, and for working capital and general corporate purposes.

In May 2012, Westar Energy redeemed $150.0 million aggregate principal amount of 6.10% first mortgage bonds. Additionally, in March 2012 Westar Energy redeemed $57.2 million aggregate principal amount of 5.00% pollution control bonds and KGE redeemed $13.3 million aggregate principal amount of 5.10% pollution control bonds. The bonds were redeemed using short-term debt.

7. TAXES

We recorded income tax expense of $66.4 million with an effective income tax rate of 32% for the three months ended September 30, 2012, and income tax expense of $61.7 million with an effective income tax rate of 31% for the same period of 2011. We recorded income tax expense of $107.2 million with an effective income tax rate of 31% for the nine months ended September 30, 2012, and income tax expense of $94.8 million with an effective income tax rate of 31% for the same period of 2011. The increase in the effective income tax rate for the three months ended September 30, 2012, is due primarily to an increase in income before income taxes.

In May 2012, the Internal Revenue Service commenced examination of our 2010 federal income tax return and the amended federal income tax returns we filed for years 2007, 2008 and 2009. We have extended the statute of limitation for year 2008 until December 31, 2013.

As of September 30, 2012, and December 31, 2011, our liability for unrecognized income tax benefits was $2.1 million and $2.5 million, respectively. The net decrease in the liability for unrecognized income tax benefits was largely attributable to tax positions taken with respect to the capitalization of plant related expenditures. We do not expect significant changes in this liability in the next 12 months.

As of September 30, 2012, and December 31, 2011, we had $0.3 million and $0.2 million, respectively, accrued for interest on our liability related to unrecognized income tax benefits. We accrued no penalties at either September 30, 2012, or December 31, 2011.

As of September 30, 2012, and December 31, 2011, we had recorded $1.5 million for probable assessments of taxes other than income taxes.

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

In comparison to a general rate review, the environmental cost recovery rider (ECRR) reduces the amount of time it takes to begin collecting in retail prices the costs associated with capital expenditures for qualifying environmental improvements. We are not allowed to use the ECRR to collect costs associated with our approximately $600.0 million projected capital investment for environmental upgrades at La Cygne. We must file for a general review of our rates or an abbreviated rate review with the KCC in order to collect such costs. As previously discussed, the KCC approved our request to file an abbreviated rate review within 12 months of its April 2012 order to update our prices to include capital costs related to environmental projects at La Cygne. To change our prices to collect increased operating and maintenance costs, we must also file a general rate review with the KCC.

Air Emissions

The operation of power plants results in emissions of regulated substances and gases, including mercury, acid gases and other air toxics. In December 2011, the EPA published Mercury and Air Toxics Standards (MATS) for power plants, which replaces the prior federal Clean Air Mercury Rule (CAMR) and requires significant reductions in mercury, acid gases and other emissions. Companies impacted by the new standards will have up to three years, or four years with approval from a state environmental regulatory agency, and in certain limited circumstances up to five years, to comply. We have obtained approval from our state environmental regulatory agency and expect to be compliant with the new standards within four years. We continue to evaluate the new standards and believe that our related investment could be approximately $40.0 million.

In July 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR) which requires 28 states, including Kansas, Missouri and Oklahoma, to further reduce power plant emissions of SO2 and NOx. Under CSAPR, reductions in annual SO2 and NOx emissions were scheduled to begin January 1, 2012, with further reductions required beginning January 1, 2014.

In December 2011, the EPA published a final supplemental rule to CSAPR requiring five states, including Missouri and Oklahoma, to make summertime reductions in NOx emissions under an ozone-season control program implemented under CSAPR. Reductions in ozone-season NOx under this rule were scheduled to begin May 1, 2012. Although Kansas was included in the original proposed rule, the final supplemental rule instead called for the EPA to revisit Kansas' status under this supplemental rule once Kansas submitted an ozone state implementation plan.

In October 2011, we and numerous other parties filed legal challenges to CSAPR in the U.S. Court of Appeals for the District of Columbia Circuit. In December 2011, the court issued its ruling to stay CSAPR, including the final supplemental rule, pending judicial review, which delayed CSAPR's implementation. After hearing arguments, a panel of three judges vacated CSAPR in August 2012 and remanded the rule to the EPA for further proceedings. In October 2012, the EPA filed a petition with the court requesting a rehearing before the full court. We cannot at this time predict the outcome of this request. Based on our current and planned environmental controls, if the regulations were to be reinstated or replaced, either partially or in whole, we do not believe the impact on our operations and consolidated financial results would be material.

Greenhouse Gases

Under EPA regulations known as the Tailoring Rule, the EPA is regulating greenhouse gas (GHG) emissions from certain stationary sources. The regulations are being implemented pursuant to two federal Clean Air Act programs. The programs impose recordkeeping and monitoring requirements and also mandate the implementation of best available control technology (BACT) for projects that cause a significant increase in GHG emissions (defined to be more than 75,000 tons or more per year or 100,000 tons or more per year, depending on various factors). The EPA has issued guidance on what BACT entails for the control of GHGs and individual states are now required to determine what controls are required for facilities within their jurisdiction on a case-by-case basis. We cannot at this time determine the impact of these regulations on our operations and consolidated financial results, but we believe the cost of compliance with the regulations could be material.

Renewable Energy Standard

Kansas law mandates that we maintain a minimum amount of renewable energy sources. Through 2015 net renewable generation capacity must be 10% of the average peak demand for the three prior years, subject to limited exceptions. This requirement increases to 15% for years 2016 through 2019 and 20% for 2020 and thereafter. During the third quarter of 2012, we began purchasing under 20-year supply contracts the renewable energy produced from approximately 370 MW of additional wind generation, which, together with existing facilities, supply contracts and renewable energy credits, will allow us to satisfy the net renewable generation requirement through 2015 and contribute toward meeting the increased requirements beginning in 2016. If we are unable to meet future requirements, our operations and consolidated financial results could be adversely impacted.

Manufactured Gas Sites

We have been identified as being partially responsible for remediating a number of former manufactured gas sites located in Kansas. We and KDHE entered into a consent agreement governing all future work at these sites. Under terms of the consent agreement, we agreed to investigate and, if necessary, remediate these sites. Pursuant to an environmental indemnity agreement, ONEOK, Inc. (ONEOK) assumed total liability for remediation of seven sites and we share liability for remediation with ONEOK for five sites. Our total liability for the five shared sites is capped at $3.8 million and terminates in November 2012.

EPA Consent Decree

As part of the settlement of a lawsuit filed by the Department of Justice on behalf of the EPA, we will install selective catalytic reduction (SCR) equipment on one of three Jeffrey Energy Center (JEC) coal units by the end of 2014, which we estimate will cost approximately $240.0 million. The settlement also requires us to inform the EPA no later than December 31, 2012, whether we plan to install additional SCR equipment on another JEC unit in order to meet the plant-wide emissions limits agreed to in the settlement or whether we can meet the agreed upon emissions limits using other controls on the other two JEC coal units. We believe we can meet the terms of the settlement by installing less expensive NOx reduction equipment rather than additional SCR equipment. We plan to recover the costs to install these systems through our ECRR. Recovery of all or part of such costs remains subject to the approval of our regulators.

FERC Investigation

A non-public investigation by the Federal Energy Regulatory Commission (FERC) of our use of transmission service between July 2006 and February 2008 remains pending. In May 2009, FERC staff alleged that we improperly used secondary network transmission service to facilitate off-system wholesale power sales in violation of applicable FERC orders and Southwest Power Pool (SPP) tariffs, and that we received $14.3 million of unjust profits through such activities. Based on our response to these allegations, FERC staff substantially revised downward its preliminary conclusions to allege that we received $3.0 million of unjust profits and failed to pay $3.2 million to the SPP for transmission service. Additional communications with FERC staff took place in 2010 through August 2012 resulting in further reductions in the amounts of the alleged unjust profits and the unpaid charges for transmission service. We recorded a liability of $0.5 million as of December 31, 2011, related to the potential settlement of this investigation and the risks of litigating this matter to a final outcome. We increased the liability for this matter to $1.5 million during the three months ended September 30, 2012. Although we continue to believe our use of transmission service was in compliance with FERC orders and SPP tariffs, we are unable to predict the outcome of this investigation or its impact on our consolidated financial results, but an adverse outcome could result in payments for alleged unjust profits and unpaid transmission costs as well as penalties, the amounts of which could be material.

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

10. PENSION AND POST-RETIREMENT BENEFIT PLANS

The following tables summarize the net periodic costs for our pension and post-retirement benefit plans prior to the effects of capitalization.

	Pension Benefits		Post-retirement Benefits
Three Months Ended September 30,	2012	2011	2012	2011
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$4,889	$4,019	$514	$451
Interest cost	9,894	9,958	1,575	1,698
Expected return on plan assets	(8,070)	(7,772)	(1,373)	(1,250)
Amortization of unrecognized:
Transition obligation, net	—	—	978	978
Prior service costs	153	303	631	631
Actuarial loss, net	8,194	5,915	376	175
Net periodic cost before regulatory adjustment	15,060	12,423	2,701	2,683
Regulatory adjustment (a)	615	(5,640)	(261)	308
Net periodic cost	$15,675	$6,783	$2,440	$2,991
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

	Pension Benefits		Post-retirement Benefits
Nine Months Ended September 30,	2012	2011	2012	2011
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$14,666	$12,057	$1,543	$1,352
Interest cost	29,683	29,873	4,723	5,095
Expected return on plan assets	(24,212)	(23,316)	(4,118)	(3,751)
Amortization of unrecognized:
Transition obligation, net	—	—	2,934	2,934
Prior service costs	460	910	1,893	1,893
Actuarial loss, net	24,582	17,744	1,127	527
Net periodic cost before regulatory adjustment	45,179	37,268	8,102	8,050
Regulatory adjustment (a)	(8,635)	(16,907)	(12)	934
Net periodic cost	$36,544	$20,361	$8,090	$8,984
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

During the nine months ended September 30, 2012 and 2011, we contributed $56.7 million and $50.0 million, respectively, to the Westar Energy pension trust.

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

	Pension Benefits		Post-retirement Benefits
Three Months Ended September 30,	2012	2011	2012	2011
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$1,516	$1,239	$48	$41
Interest cost	1,884	1,843	103	115
Expected return on plan assets	(1,644)	(1,476)	—	—
Amortization of unrecognized:
Transition obligation, net	—	13	14	14
Prior service costs	1	4	—	—
Actuarial loss, net	1,341	896	58	57
Net periodic cost before regulatory adjustment	3,098	2,519	223	227
Regulatory adjustment (a)	(212)	(660)	—	—
Net periodic cost	$2,886	$1,859	$223	$227
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

	Pension Benefits		Post-retirement Benefits
Nine Months Ended September 30,	2012	2011	2012	2011
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$4,547	$3,718	$144	$124
Interest cost	5,653	5,527	308	344
Expected return on plan assets	(4,933)	(4,429)	—	—
Amortization of unrecognized:
Transition obligation, net	—	39	43	43
Prior service costs	4	12	—	—
Actuarial loss, net	4,024	2,689	175	171
Net periodic cost before regulatory adjustment	9,295	7,556	670	682
Regulatory adjustment (a)	(1,726)	(1,980)	—	—
Net periodic cost	$7,569	$5,576	$670	$682
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

During the nine months ended September 30, 2012 and 2011, we funded $11.9 million and $8.6 million, respectively, of Wolf Creek's pension plan contributions.

12. COMMON AND PREFERRED STOCK

Common Stock

During the nine months ended September 30, 2012, Westar Energy entered into forward sale transactions with respect to an aggregate of approximately 1.4 million shares of common stock pursuant to an existing forward sale agreement. Westar Energy must settle such transactions within 18 months of the date each transaction was entered. Assuming physical share settlement of the forward sale transactions as of September 30, 2012, Westar Energy would have received aggregate proceeds of approximately $38.7 million based on a forward price of $27.61 per share.

Preferred Stock Redemption

In May 2012, Westar Energy provided an irrevocable notice of redemption to holders of all of Westar Energy's preferred shares. Accordingly, we reduced preferred equity to zero, recognized the obligation to redeem the preferred shares as a liability and recognized the redemption premium as a preferred stock dividend during the three months ended June 30, 2012. Payment was due to holders of the preferred shares effective July 1, 2012. The table below shows the redemption amounts for all series of preferred stock.

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

Financial Statement Impact

We have recorded the following assets and liabilities on our consolidated balance sheets related to the VIEs described above.

	As of	As of
	September 30, 2012	December 31, 2011
	(In Thousands)
Assets:
Property, plant and equipment of variable interest entities, net	$324,855	$333,494
Regulatory assets (a)	5,585	4,915

Liabilities:
Current maturities of long-term debt of variable interest entities	$26,660	$28,114
Accrued interest (b)	7,342	4,448
Long-term debt of variable interest entities, net	242,521	249,283
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

14. LEASES

Capital Leases

We identify capital leases based on defined criteria. For both vehicles and computer equipment, new leases are signed each month based on the terms of the master lease agreements. The lease terms for vehicles are from two to eight years depending on the type of vehicle. Computer equipment has lease terms of four to five years.

Effective August 2012 we signed an agreement to lease electrical facilities that connect the Ironwood Wind Farm to the transmission system. The agreement extends through August 2032, at which time it may be extended or we may exercise an option to purchase the line. The terms of the agreement meet the criteria of a capital lease; therefore, we recorded an $8.3 million capital lease during the third quarter of 2012.

Assets recorded under capital leases, including the August 2012 lease presented as generation plant, are listed below.

	As of	As of
	September 30, 2012	December 31, 2011
	(In Thousands)
Vehicles	$12,130	$14,241
Computer equipment	1,683	1,720
Generation plant	48,346	40,048
Accumulated amortization	(6,453)	(6,485)
Total capital leases	$55,706	$49,524

Capital leases are treated as operating leases for rate making purposes. Minimum annual rental payments, excluding administrative costs such as property taxes, insurance and maintenance, under capital leases are listed below.

As of
September 30, 2012
(In Thousands)
2012	$1,616
2013	6,414
2014	6,236
2015	5,663
2016	4,970
Thereafter	81,263
106,162
Amounts representing imputed interest	(49,245)
Present value of net minimum lease payments under capital leases	56,917
Less: Current portion	3,001
Total long-term obligation under capital leases	$53,916

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

In Management's Discussion and Analysis, we discuss our operating results for the three and nine months ended September 30, 2012, compared to the same periods of 2011, our general financial condition and significant changes that occurred during 2012. As you read Management's Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

SUMMARY OF SIGNIFICANT ITEMS

Earnings Per Share

Following is a summary of our net income and basic EPS.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(Dollars In Thousands, Except Per Share Amounts)

Net income attributable to common stock	$139,281	$134,708	$4,573	$227,923	$209,935	$17,988
Earnings per common share, basic	1.10	1.15	(0.05)	1.79	1.82	(0.03)

The increases in net income attributable to common stock were due primarily to higher retail prices, including implementing the April 2012 KCC order, and, for the nine months ended September 30, 2012, our having recorded additional corporate-owned life insurance (COLI) benefits. These increases were offset partially by higher operating costs, authorized as part of the April 2012 KCC order, and our having recorded a $7.2 million gain on the sale of a non-utility investment during the third quarter of 2011 for which we did not record a similar gain this year. Also contributing to the higher operating costs was our having reversed $22.0 million of previously accrued liabilities during the third quarter of 2011 as a result of settling litigation. See the discussion under "—Operating Results" below for additional information. In addition, basic EPS decreased as a result of more average equivalent common shares outstanding due primarily to our having issued additional shares in the latter part of 2011 to settle forward sale transactions.

Rate Case Agreement

In April 2012, the KCC issued an order authorizing higher revenues to recover higher expenses primarily for increased tree trimming to enhance reliability and increased pension costs resulting from the consequences of the 2008 financial crisis in accordance with the regulatory mechanism in place to account for such pension costs. As a result of this order, we expect selling, general and administrative expense to increase $32.1 million and the cost of operating and maintaining our distribution system to increase $10.9 million on an annualized basis. In addition, we revised our depreciation rates to reflect changes in the estimated useful lives of some of our depreciable assets. The change in estimate will decrease annual depreciation expense by $43.6 million. However, decreased depreciation expense as a result of lower depreciation rates may be offset by additions to property, plant and equipment.

Sustainable Cost Reduction Activities

We have been reviewing our operations to identify sustainable cost savings. This review involves process improvements, streamlining organizational structures, and developing other labor and non-labor efficiencies. To date in this ongoing effort, we have identified approximately $16.0 million of anticipated annualized savings and have recorded $4.5 million of expense for the nine months ended September 30, 2012, related to achieving these cost savings.

Current Trends

The following is an update to and is to be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2011 Form 10-K.

Environmental Regulation

Environmental laws and regulations affecting power plants, which relate primarily to discharges into the air, air quality, discharges of effluents into water, the use of water, and the handling, disposal and clean-up of hazardous and non-hazardous substances and wastes, continue to evolve and have become more stringent and costly over time. We have incurred and will continue to incur significant capital and other expenditures, and may potentially need to limit the use of some of our power plants, to comply with existing and new environmental laws and regulations. While certain of these costs are recoverable through the ECRR and ultimately we expect all such costs to be reflected in the prices we are allowed to charge, we cannot assure that all such costs will be recovered or that they will be recovered in a timely manner. See Note 8 of the Notes to Condensed Consolidated Financial Statements, "Commitments and Contingencies," for additional information regarding environmental laws and regulations.

Air Emissions

The operation of power plants results in emissions of regulated substances and gases, including mercury, acid gases and other air toxics. In December 2011, the EPA published MATS for power plants, which replaces the prior federal CAMR and requires significant reductions in mercury, acid gases and other emissions. Companies impacted by the new standards will have up to three years, or four years with approval from a state environmental regulatory agency, and in certain limited circumstances up to five years, to comply. We have obtained approval from our state environmental regulatory agency and expect to be compliant with the new standards within four years. We continue to evaluate the new standards and believe that our related investment could be approximately $40.0 million.

In July 2011, the EPA finalized CSAPR which requires 28 states, including Kansas, Missouri and Oklahoma, to further reduce power plant emissions of SO2 and NOx. Under CSAPR, reductions in annual SO2 and NOx emissions were scheduled to begin January 1, 2012, with further reductions required beginning January 1, 2014.

In December 2011, the EPA published a final supplemental rule to CSAPR requiring five states, including Missouri and Oklahoma, to make summertime reductions in NOx emissions under an ozone-season control program implemented under CSAPR. Reductions in ozone-season NOx under this rule were scheduled to begin May 1, 2012. Although Kansas was included in the original proposed rule, the final supplemental rule instead called for the EPA to revisit Kansas' status under this supplemental rule once Kansas submitted an ozone state implementation plan.

In October 2011, we and numerous other parties filed legal challenges to CSAPR in the U.S. Court of Appeals for the District of Columbia Circuit. In December 2011, the court issued its ruling to stay CSAPR, including the final supplemental rule, pending judicial review, which delayed CSAPR's implementation. After hearing arguments, a panel of three judges vacated CSAPR in August 2012 and remanded the rule to the EPA for further proceedings. In October 2012, the EPA filed a petition with the court requesting a rehearing before the full court. We cannot at this time predict the outcome of this request. Based on our current and planned environmental controls, if the regulations were to be reinstated or replaced, either partially or in whole, we do not believe the impact on our operations and consolidated financial results would be material.

Greenhouse Gases

In March 2012, the EPA proposed a New Source Performance Standard that would limit carbon dioxide emissions for new electric generating units. We are currently evaluating the proposal and believe it could impact our future generation plans if it becomes a final rule.

Under EPA regulations known as the Tailoring Rule, the EPA is regulating GHG emissions from certain stationary sources. The regulations are being implemented pursuant to two federal Clean Air Act programs. The programs impose recordkeeping and monitoring requirements and also mandate the implementation of BACT for projects that cause a significant increase in GHG emissions (defined to be more than 75,000 tons or more per year or 100,000 tons or more per year, depending on various factors). The EPA has issued guidance on what BACT entails for the control of GHGs and individual states are now required to determine what controls are required for facilities within their jurisdiction on a case-by-case basis. We cannot at this time determine the impact of these regulations on our operations and consolidated financial results, but we believe the costs to comply with the regulations could be material.

Regulation of Coal Combustion Byproducts

In the course of operating our coal generation plants, we produce coal combustion byproducts (CCBs), including fly ash, gypsum and bottom ash, which we must handle, dispose of, recycle or process. We recycle some of our ash production, principally by selling to the aggregate industry. In June 2010, the EPA proposed a rule to regulate CCBs, which we believe might curtail or impair our ability to recycle ash. The EPA is expected to issue a final rule in 2013. While we cannot at this time estimate the impact and costs associated with future regulations of CCBs, we believe the impact on our operations and consolidated financial results could be material.

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

Particulate matter, principally ash, is a byproduct of coal combustion. In June 2012, the EPA proposed to strengthen the fine PM NAAQS. We are currently evaluating the proposal. The EPA expects to issue a final rule by the end of 2012; however, because the rule has yet to be finalized, we cannot predict the impact it may have on our operations or consolidated financial results, but it could be material.

The EPA had been in the process of revising the NAAQS for ozone. However, in September 2011, the President of the United States ordered the EPA to withdraw its proposal. Work is currently underway to support the EPA's planned reconsideration of the standards in 2013.

Water

We discharge some of the water used in our operations. This water may contain substances deemed to be pollutants. The EPA plans to propose revisions to the rules governing such discharges from coal-fired power plants later in 2012 with final action on the proposed rules expected to occur in 2014. Although we cannot at this time determine the timing or impact of any new regulations, more stringent regulations could have a material impact on our operations and consolidated financial results.

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

Renewable Energy Standard

Kansas law mandates that we maintain a minimum amount of renewable energy sources. Through 2015, net renewable generation capacity must be 10% of the average peak demand for the three prior years, subject to limited exceptions. This requirement increases to 15% for years 2016 through 2019 and 20% for 2020 and thereafter. During the third quarter of 2012, we began purchasing under 20-year supply contracts the renewable energy produced from approximately 370 MW of additional wind generation, which, together with existing facilities, supply contracts and renewable energy credits, will allow us to satisfy the net renewable generation requirement through 2015 and contribute toward meeting the increased requirements beginning in 2016. If we are unable to meet future requirements, our operations and consolidated financial results could be adversely impacted.

Wolf Creek Regulation and Operating Costs

In January 2012, Wolf Creek experienced a loss of off site power that resulted in an unscheduled outage, with the plant returning to normal operation in March 2012. Operating costs at Wolf Creek increased during the nine months ended September 30, 2012, due principally to the unscheduled outage. The NRC increased its oversight of Wolf Creek following the loss of off site power. We expect future increases in operating costs due to increased NRC oversight and efforts to comply with new industry-wide regulations adopted by the NRC earlier this year after a review of U.S. nuclear power plant safety prompted by Japan's Fukushima Daiichi nuclear power plant event in 2011.

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

From December 31, 2011, through September 30, 2012, we have not experienced any significant changes in our critical accounting estimates. For additional information, see our 2011 Form 10-K.

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

Three and Nine Months Ended September 30, 2012, Compared to Three and Nine Months Ended September 30, 2011

Below we discuss our operating results for the three and nine months ended September 30, 2012, compared to the results for the three and nine months ended September 30, 2011. Significant changes in results of operations shown in the table immediately below are further explained in the descriptions that follow.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
	(Dollars In Thousands, Except Per Share Amounts)
REVENUES:
Residential	$250,757	$246,756	$4,001	1.6	$566,069	$556,784	$9,285	1.7
Commercial	194,032	188,070	5,962	3.2	493,814	470,452	23,362	5.0
Industrial	96,656	98,060	(1,404)	(1.4)	278,036	268,501	9,535	3.6
Other retail	6,407	(3,304)	9,711	293.9	1,125	(8,759)	9,884	112.8
Total Retail Revenues	547,852	529,582	18,270	3.4	1,339,044	1,286,978	52,066	4.0
Wholesale	88,784	101,086	(12,302)	(12.2)	228,966	257,195	(28,229)	(11.0)
Transmission (a)	49,137	39,075	10,062	25.8	144,480	115,411	29,069	25.2
Other	9,985	8,409	1,576	18.7	25,208	25,179	29	0.1
Total Revenues	695,758	678,152	17,606	2.6	1,737,698	1,684,763	52,935	3.1
OPERATING EXPENSES:
Fuel and purchased power	177,506	199,540	(22,034)	(11.0)	452,840	486,697	(33,857)	(7.0)
Operating and maintenance	149,001	137,823	11,178	8.1	461,515	412,429	49,086	11.9
Depreciation and amortization	65,061	72,202	(7,141)	(9.9)	204,640	213,551	(8,911)	(4.2)
Selling, general and administrative	54,300	27,499	26,801	97.5	164,346	132,233	32,113	24.3
Total Operating Expenses	445,868	437,064	8,804	2.0	1,283,341	1,244,910	38,431	3.1
INCOME FROM OPERATIONS	249,890	241,088	8,802	3.7	454,357	439,853	14,504	3.3
OTHER INCOME (EXPENSE):
Investment earnings	2,729	2,914	(185)	(6.3)	6,456	6,255	201	3.2
Other income	6,115	3,404	2,711	79.6	27,242	8,210	19,032	231.8
Other expense	(6,278)	(5,470)	(808)	(14.8)	(14,246)	(13,951)	(295)	(2.1)
Total Other Income	2,566	848	1,718	202.6	19,452	514	18,938	(b)
Interest expense	45,017	43,844	1,173	2.7	131,886	130,681	1,205	0.9
INCOME BEFORE INCOME TAXES	207,439	198,092	9,347	4.7	341,923	309,686	32,237	10.4
Income tax expense	66,372	61,700	4,672	7.6	107,156	94,812	12,344	13.0
NET INCOME	141,067	136,392	4,675	3.4	234,767	214,874	19,893	9.3
Less: Net income attributable to noncontrolling interests	1,786	1,442	344	23.9	5,228	4,212	1,016	24.1
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	139,281	134,950	4,331	3.2	229,539	210,662	18,877	9.0
Preferred dividends	—	242	(242)	(100.0)	1,616	727	889	122.3
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$139,281	$134,708	$4,573	3.4	$227,923	$209,935	$17,988	8.6
BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC.	$1.10	$1.15	$(0.05)	(4.3)	$1.79	$1.82	$(0.03)	(1.6)
 _______________

(a)
Reflects revenue from an SPP network transmission tariff. For the three and nine months ended September 30, 2012, our SPP network transmission costs were $42.5 million and $124.1 million, respectively. These amounts, less administration costs of $7.0 million and $20.0 million, respectively, were returned to us as revenue. For the three and nine months ended September 30, 2011, our SPP network transmission costs were $33.9 million and $98.6 million, respectively. These amounts, less administration costs of $5.3 million and $13.6 million, respectively, were returned to us as revenue.

(b)	Change greater than 1000%.

Gross Margin

Fuel and purchased power costs fluctuate with electricity sales and unit costs. As permitted by regulators, we adjust our retail prices to reflect changes in the costs of fuel and purchased power. Fuel and purchased power costs for wholesale customers are recovered at prevailing market prices or based on a predetermined formula with a price adjustment approved by FERC. As a result, changes in fuel and purchased power costs are offset in revenues with minimal impact on net income. For this reason, we believe gross margin is useful for understanding and analyzing changes in our operating performance from one period to the next. We calculate gross margin as total revenues, including transmission revenues, less the sum of fuel and purchased power costs and amounts billed by the SPP for network transmission costs. Accordingly, gross margin reflects transmission revenues and costs on a net basis. However, we record transmission costs as operating and maintenance expense on our consolidated statements of income. The following table summarizes our gross margin for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
	(Dollars In Thousands)
REVENUES:
Residential	$250,757	$246,756	$4,001	1.6	$566,069	$556,784	$9,285	1.7
Commercial	194,032	188,070	5,962	3.2	493,814	470,452	23,362	5.0
Industrial	96,656	98,060	(1,404)	(1.4)	278,036	268,501	9,535	3.6
Other retail	6,407	(3,304)	9,711	293.9	1,125	(8,759)	9,884	112.8
Total Retail Revenues	547,852	529,582	18,270	3.4	1,339,044	1,286,978	52,066	4.0
Wholesale	88,784	101,086	(12,302)	(12.2)	228,966	257,195	(28,229)	(11.0)
Transmission	49,137	39,075	10,062	25.8	144,480	115,411	29,069	25.2
Other	9,985	8,409	1,576	18.7	25,208	25,179	29	0.1
Total Revenues	695,758	678,152	17,606	2.6	1,737,698	1,684,763	52,935	3.1
Less: Fuel and purchased power expense	177,506	199,540	(22,034)	(11.0)	452,840	486,697	(33,857)	(7.0)
SPP network transmission costs	42,516	33,887	8,629	25.5	124,142	98,623	25,519	25.9
Gross Margin	$475,736	$444,725	$31,011	7.0	$1,160,716	$1,099,443	$61,273	5.6

The following table reflects changes in electricity sales for the three and nine months ended September 30, 2012 and 2011. No electricity sales are shown for transmission or other as they are not directly related to the amount of electricity we sell.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
	(Thousands of MWh)
ELECTRICITY SALES:
Residential	2,270	2,372	(102)	(4.3)	5,314	5,579	(265)	(4.7)
Commercial	2,215	2,232	(17)	(0.8)	5,841	5,825	16	0.3
Industrial	1,437	1,528	(91)	(6.0)	4,216	4,304	(88)	(2.0)
Other retail	20	21	(1)	(4.8)	63	66	(3)	(4.5)
Total Retail	5,942	6,153	(211)	(3.4)	15,434	15,774	(340)	(2.2)
Wholesale	2,094	2,122	(28)	(1.3)	5,391	5,808	(417)	(7.2)
Total	8,036	8,275	(239)	(2.9)	20,825	21,582	(757)	(3.5)

Gross margin increased for the three and nine months ended September 30, 2012, due primarily to higher retail revenues that were the result of higher prices offset partially by lower retail electricity sales. The lower retail electricity sales were attributable principally to moderate weather, which particularly impacted residential electricity sales, and reduced production for certain industrial customers. As measured by cooling degree days, the weather during the three months ended September 30, 2012, was 9% cooler than the same period of 2011. For the nine months ended September 30, 2012, cooling degree days were similar to last year, but heating degree days were 34% lower than the same period last year.

Income from operations is the most directly comparable measure to our presentation of gross margin that is calculated and presented in accordance with GAAP in our consolidated statements of income. Our presentation of gross margin should not be considered in isolation or as a substitute for income from operations. Additionally, our presentation of gross margin may not be comparable to similarly titled measures reported by other companies. The following table reconciles income from operations with gross margin for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
	(Dollars In Thousands)
Gross margin	$475,736	$444,725	$31,011	7.0	$1,160,716	$1,099,443	$61,273	5.6
Add: SPP network transmission costs	42,516	33,887	8,629	25.5	124,142	98,623	25,519	25.9
Less: Operating and maintenance expense	149,001	137,823	11,178	8.1	461,515	412,429	49,086	11.9
Depreciation and amortization expense	65,061	72,202	(7,141)	(9.9)	204,640	213,551	(8,911)	(4.2)
Selling, general and administrative expense	54,300	27,499	26,801	97.5	164,346	132,233	32,113	24.3
Income from operations	$249,890	$241,088	$8,802	3.7	$454,357	$439,853	$14,504	3.3

Operating Expenses and Other Income and Expense Items

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
	(Dollars in Thousands)
Operating and maintenance expense	$149,001	$137,823	$11,178	8.1	$461,515	$412,429	$49,086	11.9

Operating and maintenance expense increased due principally to:

•	higher SPP network transmission costs of $8.6 million and $25.5 million, respectively, most of which is offset with higher revenues;

•	increases in property taxes of $4.0 million and $9.3 million, respectively, most of which is offset in retail revenues; and

•
for the nine months ended September 30, 2012, higher costs at Wolf Creek of $7.9 million, which were the result primarily of maintenance costs incurred during an unscheduled outage, and higher costs for tree trimming and other reliability activities of $2.7 million.

Partially offsetting the increases for the three months ended September 30, 2012, was a $2.1 million decrease in the amortization of deferred refueling and maintenance outage costs for Wolf Creek. This was attributable principally to moving the next planned refueling and maintenance outage from fall 2012 to the first quarter of 2013, which extended the amortization period for the costs related to the most recent refueling and maintenance outage.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
	(Dollars in Thousands)
Depreciation and amortization expense	$65,061	$72,202	$(7,141)	(9.9)	$204,640	$213,551	$(8,911)	(4.2)

Depreciation and amortization expense decreased as a result of our having reduced depreciation rates to reflect changes in the estimated useful lives of some of our assets. Partially offsetting this decrease was additional depreciation expense associated primarily with additions at our power plants, including air quality controls, and the addition of transmission facilities.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
	(Dollars in Thousands)
Selling, general and administrative expense	$54,300	$27,499	$26,801	97.5	$164,346	$132,233	$32,113	24.3

Selling, general and administrative expense increased due primarily to:

•	our having reversed $22.0 million of previously accrued liabilities during the third quarter of 2011 as a result of settling litigation;

•	higher pension and other employee benefit costs of $3.5 million and $15.4 million, respectively;

•	our having recorded expense of $2.7 million and $4.5 million, respectively, as a result of sustainable cost reduction activities; and

•
for the nine months ended September 30, 2012, a $1.7 million increase in the amortization of previously deferred amounts associated with various energy efficiency programs, which we recover in retail revenues.

Partially offsetting the increases for the nine months ended September 30, 2012, were lower legal fees of $8.7 million. During the nine months ended September 30, 2011, we incurred legal fees related to arbitration and litigation. There were no similar legal fees during the same period of 2012.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
	(Dollars in Thousands)
Investment earnings	$2,729	$2,914	$(185)	(6.3)	$6,456	$6,255	$201	3.2

Investment earnings decreased for the three months ended September 30, 2012, compared to the same period last year due primarily to our having recorded a $7.2 million gain on the sale of a non-utility investment in 2011 for which we did not record similar gains this year. Partially offsetting this decrease was our having recorded gains of $2.0 million on investments in a trust to fund retirement benefits compared to recording losses of $4.7 million on these investments in 2011.

Investment earnings increased for the nine months ended September 30, 2012, compared to the same period last year due principally to improved performance of the trust investments discussed above. During the nine months ended September 30, 2012, we recorded gains of $4.7 million on these investments compared to recording losses of $2.1 million during the same period of 2011. Contributing to the increase was a $1.4 million increase in our equity in the earnings of the Prairie Wind Transmission, LLC joint venture. These increases were offset partially by the $7.2 million gain recorded in 2011 as discussed above.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
	(Dollars in Thousands)
Other income	$6,115	$3,404	$2,711	79.6	$27,242	$8,210	$19,032	231.8

Other income increased due principally to:

•	increases in equity AFUDC of $1.3 million and $4.6 million, respectively, which reflect increased construction activity in 2012;

•	our having recorded an additional $0.8 million and $1.2 million, respectively, related to the sale of oil inventory; and

•	for the nine months ended September 30, 2012, our having recorded an additional $12.7 million in COLI benefits.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
	(Dollars in Thousands)
Income tax expense	$66,372	$61,700	$4,672	7.6	$107,156	$94,812	$12,344	13.0

Income tax expense increased due principally to higher income before income taxes.

FINANCIAL CONDITION

A number of factors affected amounts recorded on our balance sheet as of September 30, 2012, compared to December 31, 2011.

	As of	As of
	September 30, 2012	December 31, 2011	Change	% Change
	(Dollars in Thousands)
Fuel inventory and supplies	$249,285	$229,118	$20,167	8.8

Fuel inventory and supplies increased due principally to an $18.5 million increase in coal inventory. Coal inventory volumes increased 28% resulting from less coal being consumed due primarily to decreased production at our coal plants as a result of mild winter weather and scheduled outages.

	As of	As of
	September 30, 2012	December 31, 2011	Change	% Change
	(Dollars in Thousands)
Property, plant and equipment, net	$6,856,350	$6,411,922	$444,428	6.9

Property, plant and equipment, net of accumulated depreciation, increased due primarily to our ongoing installation of air quality controls at our power plants.

	As of	As of
	September 30, 2012	December 31, 2011	Change	% Change
	(Dollars in Thousands)
Regulatory assets	$1,005,610	$1,046,090	$(40,480)	(3.9)
Regulatory liabilities	334,550	271,387	63,163	23.3
Net regulatory assets	$671,060	$774,703	$(103,643)	(13.4)

Regulatory assets decreased due principally to the following reasons:

•a $25.1 million decrease in deferred employee benefit costs;
•a $10.9 million decrease in previously deferred storm costs;
•a $9.9 million decrease in amounts deferred for the Wolf Creek outage; and
•a $5.2 million decrease in amounts previously deferred for fuel expense; however,
•partially offsetting decreases was an $8.7 million increase in amounts deferred for property taxes.

Regulatory liabilities increased due principally to revising our estimate of amounts collected, but not yet spent, to dispose of plant assets that do not represent legal retirement obligations by $57.9 million.

	As of	As of
	September 30, 2012	December 31, 2011	Change	% Change
	(Dollars in Thousands)
Long-term debt, net	$2,819,118	$2,491,109	$328,009	13.2

Long-term debt, net increased due principally to the issuance of $550.0 million principal amount of first mortgage bonds. Partially offsetting this increase was the redemption of $220.5 million of bonds as discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements, "Debt Financing."

	As of	As of
	September 30, 2012	December 31, 2011	Change	% Change
	(Dollars in Thousands)
Deferred income taxes	$1,213,816	$1,110,463	$103,353	9.3

Net deferred income taxes increased due primarily to the use of bonus and accelerated depreciation methods and deferred net operating losses during the period resulting in increases of $86.4 million and $20.6 million, respectively.

	As of	As of
	September 30, 2012	December 31, 2011	Change	% Change
	(Dollars in Thousands)
Accrued employee benefits	$542,657	$592,617	$(49,960)	(8.4)

Accrued employee benefits decreased due primarily to our having contributed $56.7 million to the Westar Energy pension trust and our having funded $11.9 million of Wolf Creek's pension plan contributions.

	As of	As of
	September 30, 2012	December 31, 2011	Change	% Change
	(Dollars in Thousands)
Cumulative preferred stock	$—	$21,436	$(21,436)	(100.0)

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

Short-Term Borrowings

Westar Energy has entered into a commercial paper program pursuant to which it may issue commercial paper up to a maximum aggregate amount outstanding at any one time of $1.0 billion. This program is supported by Westar Energy's revolving credit facilities described below. Maturities of commercial paper issuances may not exceed 365 days from the date of issuance and proceeds from such issuances will be used to temporarily fund capital expenditures, to repay borrowings under Westar Energy's revolving credit facilities, for working capital and/or for other general corporate purposes. As of October 31, 2012, Westar Energy had issued $234.3 million of commercial paper.

Westar Energy has two revolving credit facilities in the amounts of $730.0 million and $270.0 million, which terminate on September 29, 2016, and February 18, 2015, respectively. As long as there is no default under the facilities, each may be extended up to an additional two years and the aggregate amount of borrowings under the facilities may be increased to $1.0 billion and $400.0 million, respectively, subject to lender participation. All borrowings under the facilities are secured by KGE first mortgage bonds. As of October 31, 2012, $0.5 million were borrowed and $13.8 million of letters of credit had been issued under the $730.0 million facility. No amounts were borrowed and no letters of credit were issued under the $270.0 million facility as of the same date. In addition, total combined borrowings under the commercial paper program and revolving credit facilities may not exceed $1.0 billion at any given time.

Debt Financing

In May 2012, Westar Energy issued $300.0 million principal amount of first mortgage bonds at a discount yielding 4.157%, bearing stated interest at 4.125% and maturing in March 2042. These bonds constitute a further issuance of a series of bonds initially issued in March 2012 in the principal amount of $250.0 million, at a discount yielding 4.13%, bearing stated interest at 4.125% and maturing in March 2042. Proceeds from these issuances of $541.4 million were used to repay short-term debt, which was used to purchase capital equipment, to redeem bonds, and for working capital and general corporate purposes.

In May 2012, Westar Energy redeemed $150.0 million aggregate principal amount of 6.10% first mortgage bonds. Additionally, in March 2012 Westar Energy redeemed $57.2 million aggregate principal amount of 5.00% pollution control bonds and KGE redeemed $13.3 million aggregate principal amount of 5.10% pollution control bonds. The bonds were redeemed using short-term debt.

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

On January 6, 2012, Moody's upgraded its credit ratings for Westar Energy and KGE first mortgage bonds/senior secured debt to A3 from Baa1. Moody's also upgraded its credit rating for Westar Energy unsecured debt to Baa2 from Baa3 and assigned a P-2 rating to Westar Energy's commercial paper program. As of October 31, 2012, our ratings with the agencies are as shown in the table below.

	Westar Energy First Mortgage Bond Rating	KGE First Mortgage Bond Rating	Westar Energy Unsecured Debt Rating	Westar Energy Commercial Paper	Rating Outlook
Moody’s	A3	A3	Baa2	P-2	Stable
S&P	BBB+	BBB+	BBB	A-2	Stable
Fitch	A-	A-	BBB+	F2	Stable

Certain of our derivative instruments contain collateral provisions subject to credit agency ratings of our senior unsecured debt. If our senior unsecured debt ratings were to decrease or fall below investment grade, the counterparties to the derivative instruments, pursuant to the provisions, could require collateralization on derivative instruments. The aggregate fair value of all derivative instruments with objective credit risk-related contingent features that were in a liability position as of September 30, 2012, and December 31, 2011, was $0.3 million and $3.1 million, respectively, for which we had posted no collateral, including independent amounts. If all credit-risk-related contingent features underlying these agreements had been triggered as of September 30, 2012, and December 31, 2011, we would have been required to provide to our counterparties $0.2 million and $0.5 million, respectively, of additional collateral after taking into consideration the offsetting impact of derivative assets and net accounts receivable.

Common and Preferred Stock

Common Stock

During the nine months ended September 30, 2012, Westar Energy entered into forward sale transactions with respect to an aggregate of approximately 1.4 million shares of common stock pursuant to an existing forward sale agreement. Westar Energy must settle such transactions within 18 months of the date each transaction was entered. Assuming physical share settlement of the forward sale transactions as of September 30, 2012, Westar Energy would have received aggregate proceeds of approximately $38.7 million based on a forward price of $27.61 per share.

Preferred Stock Redemption

In May 2012, Westar Energy provided an irrevocable notice of redemption to holders of all of Westar Energy's preferred shares. Pursuant to Westar Energy's Articles of Incorporation, we deposited cash in a separate account to effect the redemption of all of our preferred stock outstanding. Payment was due to holders of the preferred shares effective July 1, 2012. The table below shows the redemption amounts for all series of preferred stock.

Rate	Shares	Principal Outstanding	Call Price	Premium	Total Cost to Redeem
(Dollars in Thousands)
4.50%	121,613	$12,161	108.0%	$973	$13,134
4.25%	54,970	5,497	101.5%	82	5,579
5.00%	37,780	3,778	102.0%	76	3,854
	214,363	$21,436		$1,131	$22,567

Summary of Cash Flows

	Nine Months Ended September 30,
	2012	2011	Change	% Change
	(Dollars In Thousands)
Cash flows from (used in):
Operating activities	$453,956	$337,777	$116,179	34.4
Investing activities	(601,315)	(518,745)	(82,570)	(15.9)
Financing activities	148,199	184,633	(36,434)	(19.7)
Net increase in cash and cash equivalents	$840	$3,665	$(2,825)	(77.1)

Cash Flows from Operating Activities

Cash flows from operating activities increased due principally to our having paid approximately $106.5 million less for fuel and purchased power, our having paid $56.3 million in 2011 to settle litigation, and our having received about $55.2 million more from retail customers. Increases were partially offset by our having received approximately $44.1 million less from wholesale customers, our having paid $29.7 million in 2012 to settle treasury yield hedge transactions, our having received $11.5 million less in income tax refunds and our having paid $9.7 million more for pension and post-retirement benefit plan contributions.

Cash Flows used in Investing Activities

Cash flows used in investing activities increased due primarily to our having invested $85.8 million more in additions to property, plant and equipment. Partially offsetting this increased investment was our having received $15.6 million more in proceeds from our investment in COLI.

Cash Flows from Financing Activities

Cash flows from financing activities decreased due primarily to our having repaid $71.5 million of short-term borrowings this year compared to our having borrowed $159.8 million during the nine months ended September 30, 2011. Further decreasing cash flows from financing activities was our having retired $220.2 million more of long-term debt, our having received $91.2 million less from common stock issuances, our having established a $22.6 million restricted cash account to fund the redemption of preferred stock, our having paid $16.0 million more for dividends and our having repaid $15.3 million more for borrowings against the cash surrender value of COLI. Partially offsetting decreases in financing activities was our having received $541.4 million in proceeds from long-term debt issuances and our having retired $21.3 million less of long-term debt of VIEs.

Pension Contribution

During the nine months ended September 30, 2012, we contributed $56.7 million to the Westar Energy pension trust and funded $11.9 million of Wolf Creek's pension plan contributions.

OFF-BALANCE SHEET ARRANGEMENTS

From December 31, 2011, through September 30, 2012, our off-balance sheet arrangements did not change materially. For additional information, see our 2011 Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

From December 31, 2011, through September 30, 2012, our contractual obligations and commercial commitments did not change materially outside the ordinary course of business. For additional information, see our 2011 Form 10-K.

OTHER INFORMATION

Changes in Prices

KCC Proceedings

In September 2012, the KCC issued a final order approving an adjustment to our prices that we implemented in April 2012. The adjustment includes updated transmission costs as reflected in our transmission formula rate discussed below and is expected to increase our annual retail revenues by approximately $36.7 million.

In May 2012, the KCC issued an order allowing us to adjust our prices to include costs associated with investments in environmental projects during 2011. The new prices were effective in June 2012 and are expected to increase our annual retail revenues by approximately $19.5 million.

In April 2012, the KCC issued an order expected to increase our annual retail revenues by approximately $50.0 million. In addition, we revised our depreciation rates to reflect changes in the estimated useful lives of some of our depreciable assets. The change in estimate will decrease annual depreciation expense by $43.6 million. Further, we increased our estimate of amounts collected, but not yet spent, to dispose of plant assets that do not represent legal retirement obligations by $57.9 million. The new prices were effective shortly after having received the order. The KCC also approved our request to file an abbreviated rate review within 12 months of this order to update our prices to include capital costs related to environmental projects at La Cygne.

FERC Proceedings

Our transmission formula rate that includes projected 2012 transmission capital expenditures and operating costs was effective in January 2012 and is expected to increase annual transmission revenues by approximately $38.2 million. This updated rate provided the basis for our request with the KCC to adjust our retail prices to include updated transmission costs as noted above.

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

Fair Value of Energy Marketing Contracts

The following table shows the net fair value of energy marketing contracts outstanding as of September 30, 2012.

Fair Value of Contracts
(In Thousands)

Net fair value of contracts outstanding as of December 31, 2011 (a)	$9,378
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	(884)
Changes in fair value of contracts outstanding at the beginning and end of the period	(731)
Fair value of new contracts entered into during the period	(308)
Net fair value of contracts outstanding as of September 30, 2012 (b)	$7,455
_______________

(a)	Approximately $0.4 million and $6.2 million of the fair value of energy marketing contracts were recognized as a regulatory asset and regulatory liability, respectively.

(b)	Approximately $0.1 million and $4.7 million of the fair value of energy marketing contracts were recognized as a regulatory asset and regulatory liability, respectively.

The sources of the fair values of the financial instruments related to these contracts and the maturity periods of the contracts as of September 30, 2012, are summarized in the following table.

	Fair Value of Contracts at End of Period
Sources of Fair Value	Total Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity Over 5 Years
	(Dollars In Thousands)

Prices provided by other external sources (swaps and forwards)	$7,896	$2,822	$5,074	$—	$—
Prices based on option pricing models (options and other) (a)	(441)	(10)	(431)	—	—
Total fair value of contracts outstanding	$7,455	$2,812	$4,643	$—	$—
_______________
(a)    Options are priced using a series of techniques, such as the Black option pricing model.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in commodity prices, counterparty credit, interest rates, and debt and equity instrument values. From December 31, 2011, to September 30, 2012, no significant changes occurred in our market risk exposure. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2011 Form 10-K for additional information.

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on legal proceedings is set forth in Notes 5, 8 and 9 of the Notes to Condensed Consolidated Financial Statements, "Rate Matters and Regulation," "Commitments and Contingencies" and "Legal Proceedings," respectively, which are incorporated herein by reference.

ITEM 1A. RISK FACTORS

Security breaches, criminal activity, terrorist attacks and other disruptions to our information technology infrastructure could directly or indirectly interfere with our operations, could expose us or our customers or employees to a risk of loss, and could expose us to liability, regulatory penalties, reputational damage and other harm to our business.

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

Our information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to employee error or malfeasance, or other disruptions during software or hardware upgrades, telecommunication failures or natural disasters or other catastrophic events. The occurrence of any of these events could impact the reliability of our generation, transmission and distribution systems and energy marketing and trading functions; could expose us or our customers or employees to a risk of loss or misuse of information; and could result in legal claims or proceedings, liability or regulatory penalties against us, damage our reputation or otherwise harm our business. We cannot accurately assess the probability that a security breach may occur, despite the measures that we take to prevent such a breach, and we are unable to quantify the potential impact of such an event. We can provide no assurance that we will identify and remedy all security or system vulnerabilities or that unauthorized access or error will be identified and remedied.

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

     There were no other material changes in our risk factors from December 31, 2011, through September 30, 2012. For additional information, see our 2011 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In addition to information included in our Form 10-Q filed on August 7, 2012, during the three-month period ended September 30, 2012, Westar Energy entered into forward transactions pursuant to the forward sale agreement dated April 2, 2010, between Westar Energy, Inc. and The Bank of New York Mellon (filed as Exhibit 10.1 to the Form 8-K filed on April 2, 2010) and the Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC and The Bank of New York Mellon (filed as Exhibit 1.3 to the Form S-3 filed on April 2, 2010), as amended on May 26, 2010, (filed as Exhibit 1(a) to the Form 10-Q filed on August 7, 2012) and May 9, 2012 (filed as Exhibit 1(b) to the Form 10-Q filed on May 9, 2012), in respect to an aggregate of approximately 0.3 million shares of Westar Energy common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended September 30, 2012
31(b)	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended September 30, 2012
32
Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended September 30, 2012 (furnished and not to be considered filed as part of the Form 10-Q)

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

WESTAR ENERGY, INC.

Date:	November 8, 2012	By:	/s/ Anthony D. Somma
Anthony D. Somma
Senior Vice President, Chief Financial Officer and Treasurer