Form 10-Q
period 2013-03-31
WESTAR ENERGY INC /KS
filed 2013-05-08
CIK 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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
Large accelerated filer    X      Accelerated filer            Non-accelerated filer              Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes             No    X
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	126,887,435 shares
(Class)	(Outstanding at April 30, 2013)

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition
AFUDC	Allowance for funds used during construction
BACT	Best Available Control Technology
CAMR	Clean Air Mercury Rule
CCB	Coal combustion byproduct
CO	Carbon monoxide
CSAPR	Cross-State Air Pollution Rule
ECRR	Environmental Cost Recovery Rider
EPA	Environmental Protection Agency
EPS	Earnings per share
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
JEC	Jeffrey Energy Center
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
KGE	Kansas Gas and Electric Company
La Cygne	La Cygne Generating Station
MATS	Mercury and Air Toxics Standards
Moody’s	Moody’s Investors Service
MW	Megawatt(s)
MWh	Megawatt hour(s)
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trust
NOx	Nitrogen oxides
PM	Particulate matter
RSU	Restricted share unit
S&P	Standard & Poor’s Ratings Services
SCR	Selective catalytic reduction
SO2	Sulfur dioxide
SPP	Southwest Power Pool
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

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

-
other factors discussed elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K), including in "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and in other reports we file from time to time with the Securities and Exchange Commission.

These lists are not all-inclusive because it is not possible to predict all factors. This report should be read in its entirety and in conjunction with our 2012 Form 10-K. No one section of this report deals with all aspects of the subject matter and additional information on some matters that could impact our consolidated financial results may be included in our 2012 Form 10-K. The reader should not place undue reliance on any forward-looking statement, as forward-looking statements speak only as of the date such statements were made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made.

PART I.    FINANCIAL INFORMATION
ITEM I.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
WESTAR ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Par Values)
(Unaudited)

	As of	As of
	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,643	$5,829
Restricted cash	513	573
Accounts receivable, net of allowance for doubtful accounts of $6,353 and $4,916, respectively	226,250	224,439
Fuel inventory and supplies	236,991	249,016
Prepaid expenses	18,046	15,847
Regulatory assets	111,555	114,895
Other	24,680	32,476
Total Current Assets	623,678	643,075
PROPERTY, PLANT AND EQUIPMENT, NET	7,115,482	7,013,765
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	319,095	321,975
OTHER ASSETS:
Regulatory assets	903,472	887,777
Nuclear decommissioning trust	160,869	150,754
Other	267,888	247,885
Total Other Assets	1,332,229	1,286,416
TOTAL ASSETS	$9,390,484	$9,265,231
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt of variable interest entities	$27,721	$25,942
Short-term debt	143,065	339,200
Accounts payable	199,196	180,825
Accrued dividends	43,109	41,743
Accrued taxes	89,868	58,624
Accrued interest	88,076	77,891
Regulatory liabilities	43,413	37,557
Other	91,801	84,359
Total Current Liabilities	726,249	846,141
LONG-TERM LIABILITIES:
Long-term debt, net	3,068,481	2,819,271
Long-term debt of variable interest entities, net	195,472	222,743
Deferred income taxes	1,207,234	1,197,837
Unamortized investment tax credits	190,722	191,512
Regulatory liabilities	290,184	285,618
Accrued employee benefits	559,839	564,870
Asset retirement obligations	154,667	152,648
Other	74,014	74,336
Total Long-Term Liabilities	5,740,613	5,508,835
COMMITMENTS AND CONTINGENCIES (See Notes 10 and 11)
EQUITY:
Westar Energy, Inc. Shareholders’ Equity:
Common stock, par value $5 per share; authorized 275,000,000 shares; issued and outstanding 126,801,458 shares and 126,503,748 shares, respective to each date	634,007	632,519
Paid-in capital	1,659,271	1,656,972
Retained earnings	614,118	606,649
Total Westar Energy, Inc. Shareholders’ Equity	2,907,396	2,896,140
Noncontrolling Interests	16,226	14,115
Total Equity	2,923,622	2,910,255
TOTAL LIABILITIES AND EQUITY	$9,390,484	$9,265,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
REVENUES	$546,212	$475,677
OPERATING EXPENSES:
Fuel and purchased power	151,752	127,654
Operating and maintenance	158,729	156,044
Depreciation and amortization	66,846	73,280
Selling, general and administrative	48,945	47,334
Total Operating Expenses	426,272	404,312
INCOME FROM OPERATIONS	119,940	71,365
OTHER INCOME (EXPENSE):
Investment earnings	4,059	4,324
Other income	3,715	13,590
Other expense	(5,361)	(5,553)
Total Other Income	2,413	12,361
Interest expense	44,284	42,046
INCOME BEFORE INCOME TAXES	78,069	41,680
Income tax expense	24,813	12,443
NET INCOME	53,256	29,237
Less: Net income attributable to noncontrolling interests	2,112	1,713
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	51,144	27,524
Preferred dividends	—	242
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$51,144	$27,282
BASIC AND DILUTED EARNINGS PER AVERGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC.	$0.40	$0.21
AVERAGE EQUIVALENT COMMON SHARES OUTSTANDING	127,196,454	126,495,075
DIVIDENDS DECLARED PER COMMON SHARE	$0.34	$0.33

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$53,256	$29,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,846	73,280
Amortization of nuclear fuel	2,857	1,378
Amortization of deferred regulatory gain from sale leaseback	(1,374)	(1,374)
Amortization of corporate-owned life insurance	3,522	7,375
Non-cash compensation	2,221	2,028
Net deferred income taxes and credits	22,387	3,958
Stock-based compensation excess tax benefits	(202)	(1,381)
Allowance for equity funds used during construction	(2,746)	(3,940)
Changes in working capital items:
Accounts receivable	(2,313)	28,603
Fuel inventory and supplies	12,180	(25,294)
Prepaid expenses and other	7,641	(7,395)
Accounts payable	28,214	(5,453)
Accrued taxes	31,431	34,047
Other current liabilities	(7,251)	(7,843)
Changes in other assets	(31,259)	(40,643)
Changes in other liabilities	8,224	(22,620)
Cash Flows from Operating Activities	193,634	63,963
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(181,987)	(189,966)
Purchase of securities within trusts	(32,582)	(7,160)
Sale of securities within trusts	33,305	8,023
Proceeds from trust	498	—
Proceeds from investment in corporate-owned life insurance	79,508	16,177
Proceeds from federal grant	876	2,461
Investment in affiliated company	—	(2,502)
Other investing activities	(258)	(1,031)
Cash Flows used in Investing Activities	(100,640)	(173,998)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(196,318)	(4,633)
Proceeds from long-term debt	246,179	246,656
Retirements of long-term debt	—	(70,563)
Retirements of long-term debt of variable interest entities	(25,368)	(5,088)
Repayment of capital leases	(802)	(614)
Borrowings against cash surrender value of corporate-owned life insurance	—	1,074
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(78,655)	(18,131)
Stock-based compensation excess tax benefits	202	1,381
Issuance of common stock	1,546	1,811
Distributions to shareholders of noncontrolling interests	—	(2,787)
Cash dividends paid	(39,964)	(38,884)
Cash Flows (used in) from Financing Activities	(93,180)	110,222
NET CHANGE IN CASH AND CASH EQUIVALENTS	(186)	187
CASH AND CASH EQUIVALENTS:
Beginning of period	5,829	3,539
End of period	$5,643	$3,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in Thousands)
(Unaudited)

	Westar Energy, Inc. Shareholders
	Cumulative preferred stock shares	Cumulative preferred stock	Common stock shares	Common stock	Paid-in capital	Retained earnings	Non-controlling interests	Total equity
Balance as of December 31, 2011	214,363	$21,436	125,698,396	$628,492	$1,639,503	$501,216	$10,094	$2,800,741
Net income	—	—	—	—	—	27,524	1,713	29,237
Issuance of stock	—	—	370,577	1,853	8,789	—	—	10,642
Preferred dividends	—	—	—	—	—	(242)	—	(242)
Dividends on common stock ($0.33 per share)	—	—	—	—	—	(42,226)	—	(42,226)
Amortization of restricted stock	—	—	—	—	1,349	—	—	1,349
Stock compensation and tax benefit	—	—	—	—	(7,749)	—	—	(7,749)
Distributions to shareholders of noncontrolling interests	—	—	—	—	—	—	(2,787)	(2,787)
Balance as of March 31, 2012	214,363	$21,436	126,068,973	$630,345	$1,641,892	$486,272	$9,020	$2,788,965

Balance as of December 31, 2012	—	$—	126,503,748	$632,519	$1,656,972	$606,649	$14,115	$2,910,255
Net income	—	—	—	—	—	51,144	2,112	53,256
Issuance of stock	—	—	297,710	1,488	7,087	—	—	8,575
Dividends on common stock ($0.34 per share)	—	—	—	—	—	(43,675)	—	(43,675)
Amortization of restricted stock	—	—	—	—	1,483	—	—	1,483
Stock compensation and tax benefit	—	—	—	—	(6,271)	—	—	(6,271)
Other	—	—	—	—	—	—	(1)	(1)
Balance as of March 31, 2013	—	$—	126,801,458	$634,007	$1,659,271	$614,118	$16,226	$2,923,622

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

The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in our 2012 Form 10-K.

Use of Management's Estimates

When we prepare our condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to depreciation, unbilled revenue, valuation of investments, forecasted fuel costs included in our retail energy cost adjustment billed to customers, income taxes, pension and post-retirement benefits, our asset retirement obligations including the decommissioning of Wolf Creek, environmental issues, VIEs, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results to be expected for the full year.

Restricted Cash

Pursuant to Westar Energy's Articles of Incorporation, Westar Energy deposited cash in a separate bank account in 2012 to effect the redemption of all of Westar Energy's preferred stock.

Fuel Inventory and Supplies

We state fuel inventory and supplies at average cost. Following are the balances for fuel inventory and supplies stated separately.

	As of	As of
	March 31, 2013	December 31, 2012
	(In Thousands)
Fuel inventory	$86,411	$94,664
Supplies	150,580	154,352
Fuel inventory and supplies	$236,991	$249,016

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

	Three Months Ended March 31,
	2013	2012
	(Dollars In Thousands)
Borrowed funds	$2,585	$3,519
Equity funds	2,746	3,940
Total	$5,331	$7,459
Average AFUDC Rates	4.4%	5.9%

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

The following table reconciles our basic and diluted EPS from net income.

	Three Months Ended March 31,
	2013	2012
	(Dollars In Thousands, Except Per Share Amounts)
Net income	$53,256	$29,237
Less: Net income attributable to noncontrolling interests	2,112	1,713
Net income attributable to Westar Energy, Inc.	51,144	27,524
Less: Preferred dividends	—	242
Net income allocated to RSUs	148	71
Net income allocated to common stock	$50,996	$27,211

Weighted average equivalent common shares outstanding – basic	127,196,454	126,495,075
Effect of dilutive securities:
RSUs	90,086	114,169
Forward sale agreements	332,728	—
Weighted average equivalent common shares outstanding – diluted (a)	127,619,268	126,609,244

Earnings per common share, basic and diluted	$0.40	$0.21
_______________

(a)	We had no antidilutive shares for the three months ended March 31, 2013 and 2012.

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2013	2012
	(In Thousands)
CASH PAID FOR (RECEIVED FROM):
Interest on financing activities, net of amount capitalized	$34,058	$26,656
Interest on financing activities of VIEs	7,319	8,107
Income taxes, net of refunds	(2)	(5,111)
NON-CASH INVESTING TRANSACTIONS:
Property, plant and equipment additions	60,149	81,000
NON-CASH FINANCING TRANSACTIONS:
Issuance of common stock for reinvested dividends and compensation plans	2,040	1,051
Assets acquired through capital leases	295	6

3. RATE MATTERS AND REGULATION

KCC Proceedings

In April 2013, we filed for an abbreviated rate review with the Kansas Corporation Commission (KCC) to adjust our prices to include $333.4 million of additional investment in the La Cygne environmental upgrades and to reflect cost reductions elsewhere. If approved, we estimate that the new prices will increase our annual retail revenues by approximately $31.7 million. We expect the KCC to issue an order on our request in late 2013.

In March 2013, the KCC issued an order allowing us to adjust our prices, subject to final KCC review, to include updated transmission costs as reflected in the transmission formula rate discussed below. The new prices were effective in mid March 2013 and are expected to increase our annual retail revenues by approximately $9.1 million. We expect the KCC to issue a final order on our request later in 2013.

Also in March 2013, we filed an application with the KCC to adjust our prices to include costs associated with investments in environmental projects during 2012. We expect to implement the new prices in June 2013 and estimate that this will increase our annual retail revenues by approximately $27.3 million.

FERC Proceedings

Our transmission formula rate that includes projected 2013 transmission capital expenditures and operating costs was effective in January 2013 and is expected to increase our annual transmission revenues by approximately $12.2 million. This updated rate provided the basis for our request with the KCC to adjust our retail prices to include updated transmission costs as discussed above.

4. FINANCIAL AND DERIVATIVE INSTRUMENTS AND TRADING SECURITIES

Values of Financial and Derivative Instruments

GAAP establishes a hierarchical framework for disclosing the transparency of the inputs utilized in measuring assets and liabilities at fair value. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of assets and liabilities within the fair value hierarchy levels. The three levels of the hierarchy and examples are as follows:

•
Level 1 - Quoted prices are available in active markets for identical assets or liabilities. The types of assets and liabilities included in level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on public exchanges.

•
Level 2 - Pricing inputs are not quoted prices in active markets, but are either directly or indirectly observable. The types of assets and liabilities included in level 2 are typically measured at net asset value, comparable to actively traded securities or contracts, such as treasury securities with pricing interpolated from recent trades of similar securities, or priced with models using highly observable inputs.

•
Level 3 - Significant inputs to pricing have little or no transparency. The types of assets and liabilities included in level 3 are those with inputs requiring significant management judgment or estimation. Level 3 includes investments in private equity, real estate securities and other alternative investments, which are measured at net asset value.

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

All of our level 2 investments are held in investment funds that are measured at fair value using daily net asset values. In addition, we maintain certain level 3 investments in private equity, alternative investments and real estate securities that are also measured at fair value using net asset value, but require significant unobservable market information to measure the fair value of the underlying investments. The underlying investments in private equity are measured at fair value utilizing both market- and income-based models, public company comparables, investment cost or the value derived from subsequent financings. Adjustments are made when actual performance differs from expected performance; when market, economic or company-specific conditions change; and when other news or events have a material impact on the security. The underlying alternative investments includes collateralized debt obligations, mezzanine debt and a variety of other investments. The fair value of these investments are measured using a variety of primarily market-based models utilizing inputs such as security prices, maturity, call features, ratings and other developments related to specific securities. The underlying real estate investments are measured at fair value using a combination of market- and income-based models utilizing market discount rates, projected cash flows and the estimated value into perpetuity.

We measure fair value based on information available as of the measurement date. The following table provides the carrying values and measured fair values of our fixed-rate debt.

	As of March 31, 2013		As of December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
Fixed-rate debt	$2,952,500	$3,380,455	$2,702,500	$3,178,752
Fixed-rate debt of VIEs	222,256	246,473	247,624	275,341

Recurring Fair Value Measurements

The following table provides the amounts and their corresponding level of hierarchy for our assets that are measured at fair value.

As of March 31, 2013	Level 1	Level 2	Level 3	Total
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity	$—	$56,137	$4,785	$60,922
International equity	—	28,837	—	28,837
Core bonds	—	22,972	—	22,972
High-yield bonds	—	9,013	—	9,013
Emerging market bonds	—	6,496	—	6,496
Combination debt/equity fund	—	9,579	—	9,579
Alternative investments	—	—	15,000	15,000
Real estate securities	—	—	8,027	8,027
Cash equivalents	23	—	—	23
Total Nuclear Decommissioning Trust	23	133,034	27,812	160,869
Trading Securities:
Domestic equity	—	24,589	—	24,589
International equity	—	5,895	—	5,895
Core bonds	—	15,125	—	15,125
Cash equivalents	166	—	—	166
Total Trading Securities	166	45,609	—	45,775
Total Assets Measured at Fair Value	$189	$178,643	$27,812	$206,644

As of December 31, 2012
Nuclear Decommissioning Trust:
Domestic equity	$—	$56,157	$4,899	$61,056
International equity	—	30,041	—	30,041
Core bonds	—	28,350	—	28,350
High-yield bonds	—	8,782	—	8,782
Emerging market bonds	—	6,428	—	6,428
Combination debt/equity fund	—	8,194	—	8,194
Real estate securities	—	—	7,865	7,865
Cash equivalents	38	—	—	38
Total Nuclear Decommissioning Trust	38	137,952	12,764	150,754
Trading Securities:
Domestic equity	—	22,470	—	22,470
International equity	—	5,744	—	5,744
Core bonds	—	15,104	—	15,104
Cash equivalents	166	—	—	166
Total Trading Securities	166	43,318	—	43,484
Total Assets Measured at Fair Value	$204	$181,270	$12,764	$194,238

The following table provides reconciliations of assets and liabilities measured at fair value using significant level 3 inputs for the three months ended March 31, 2013.

	Domestic Equity	Alternative Investments	Real Estate Securities	Net Balance
	(In Thousands)
Balance as of December 31, 2012	$4,899	$—	$7,865	$12,764
Total realized and unrealized gains (losses) included in:
Regulatory liabilities	(32)	—	162	130
Purchases	63	15,000	69	15,132
Sales	(145)	—	(69)	(214)
Balance as of March 31, 2013	$4,785	$15,000	$8,027	$27,812

The following table provides reconciliations of assets and liabilities measured at fair value using significant level 3 inputs for the three months ended March 31, 2012.

	Domestic Equity	Real Estate Securities	Net Balance
	(In Thousands)
Balance as of December 31, 2011	$3,931	$7,095	$11,026
Total realized and unrealized gains (losses) included in:
Regulatory liabilities	89	176	265
Purchases	80	60	140
Sales	—	(60)	(60)
Balance as of March 31, 2012	$4,100	$7,271	$11,371

Portions of the gains and losses contributing to changes in net assets in the above tables are unrealized. The following tables summarize the unrealized gains and losses we recorded on our consolidated financial statements during the three months ended March 31, 2013 and 2012, attributed to level 3 assets and liabilities.

	Three Months Ended March 31, 2013
	Nuclear Decommissioning Trust
	Domestic Equity	Real Estate Securities	Net Balance
	(In Thousands)
Total unrealized gains (losses) included in:
Regulatory liabilities	$(176)	$93	$(83)

	Three Months Ended March 31, 2012
	Nuclear Decommissioning Trust
	Domestic Equity	Real Estate Securities	Net Balance
	(In Thousands)
Total unrealized gains (losses) included in:
Regulatory liabilities	$89	$116	$205

Some of our investments in the nuclear decommissioning trust (NDT) and our trading securities portfolio are measured at net asset value and do not have readily determinable fair values. These investments are either with investment companies or companies that follow accounting guidance consistent with investment companies. In certain situations these investments may have redemption restrictions. The following table provides additional information on these investments.

	As of March 31, 2013		As of December 31, 2012		As of March 31, 2013
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Frequency	Length of Settlement
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity	$4,785	$961	$4,899	$1,024	(a)	(a)
Alternative investments	15,000	—	—	—	(b)	(b)
Real estate securities	8,027	—	7,865	—	Quarterly	80 days
Total Nuclear Decommissioning Trust	27,812	961	12,764	1,024

Trading Securities:
Domestic equity	24,589	—	22,470	—	Upon Notice	1 day
International equity	5,895	—	5,744	—	Upon Notice	1 day
Core bonds	15,125	—	15,104	—	Upon Notice	1 day
Total Trading Securities	45,609	—	43,318	—
Total	$73,421	$961	$56,082	$1,024
_______________

(a)
This investment is in two long-term private equity funds that do not permit early withdrawal. Our investments in these funds cannot be distributed until the underlying investments have been liquidated which may take years from the date of initial liquidation. One fund has begun making distributions and we expect the other to begin in 2013.

(b)
This fund has an initial lock-up period of 24 months. Redemptions are allowed, on a quarterly basis, after 24 months at the sole discretion of the fund's board of directors. A 65-day notice of redemption is required. There is a holdback on final redemptions.

Price Risk

We use various types of fuel, including coal, natural gas, uranium and diesel to operate our plants and also purchase power to meet customer demand. Our prices and consolidated financial results are exposed to market risks from commodity price changes for electricity and other energy-related products as well as interest rates. Volatility in these markets impacts our costs of purchased power and costs of fuel for our generating plants. We strive to manage our customers' and our exposure to the market risks through regulatory, operating and financing activities.

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

Trading Securities

We hold equity and debt investments in a trust used to fund retirement benefits that we classify as trading securities. We include unrealized gains or losses on these securities in investment earnings on our consolidated statements of income. For the three months ended March 31, 2013 and 2012, we recorded unrealized gains on these investments of $2.5 million and $3.7 million, respectively.

Available-for-Sale Securities

We hold investments in equity, debt and real estate securities in a trust for the purpose of funding the decommissioning of Wolf Creek. We have classified these investments as available-for-sale and have recorded all such investments at their fair market value as of March 31, 2013, and December 31, 2012. As of March 31, 2013, the fair value of available-for-sale bond funds was $38.5 million. The NDT did not have investments in debt securities outside of investment funds as of March 31, 2013.

Using the specific identification method to determine cost, we realized gains on our available-for-sale securities of $1.3 million and $0.2 million, respectively, during the three months ended March 31, 2013 and 2012. We record net realized and unrealized gains and losses in regulatory liabilities on our consolidated balance sheets. This reporting is consistent with the method we use to account for the decommissioning costs we recover in our prices. Gains or losses on assets in the trust fund are recorded as increases or decreases to regulatory liabilities and could result in lower or higher funding requirements for decommissioning costs, which we believe would be reflected in the prices paid by our customers.

The following table presents the cost, gross unrealized gains and losses, fair value and allocation of investments in the NDT fund as of March 31, 2013, and December 31, 2012.

		Gross Unrealized
Security Type	Cost	Gain	Loss	Fair Value	Allocation
	(Dollars In Thousands)
As of March 31, 2013
Domestic equity	$48,618	$12,304	$—	$60,922	38%
International equity	25,602	3,235	—	28,837	18%
Core bonds	22,213	759	—	22,972	14%
High-yield bonds	8,112	901	—	9,013	6%
Emerging market bonds	6,286	210	—	6,496	4%
Combination debt/equity fund	8,452	1,127	—	9,579	6%
Alternative investments	15,000	—	—	15,000	9%
Real estate securities	10,050	—	(2,023)	8,027	5%
Cash equivalents	23	—	—	23	<1%
Total	$144,356	$18,536	$(2,023)	$160,869	100%

As of December 31, 2012
Domestic equity	$53,598	$7,458	$—	$61,056	41%
International equity	28,248	1,793	—	30,041	20%
Core bonds	27,309	1,041	—	28,350	19%
High-yield bonds	8,022	760	—	8,782	6%
Emerging market bonds	6,080	348	—	6,428	4%
Combination debt/equity fund	8,074	120	—	8,194	5%
Real estate securities	9,981	—	(2,116)	7,865	5%
Cash equivalents	38	—	—	38	<1%
Total	$141,350	$11,520	$(2,116)	$150,754	100%

The following table presents the fair value and the gross unrealized losses of the available-for-sale securities held in the NDT fund aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2013, and December 31, 2012.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
As of March 31, 2013
Real estate securities	$—	$—	$8,027	$(2,023)	$8,027	$(2,023)

As of December 31, 2012
Real estate securities	$—	$—	$7,865	$(2,116)	$7,865	$(2,116)

6. DEBT FINANCING

In March 2013, Westar Energy issued $250.0 million principal amount of first mortgage bonds bearing stated interest of 4.10% and maturing in April 2043. Proceeds were used to repay short-term debt, which was used primarily to purchase capital equipment, and for working capital and general corporate purposes.

7. TAXES

We recorded income tax expense of $24.8 million with an effective income tax rate of 32% for the three months ended March 31, 2013. We recorded income tax expense of $12.4 million with an effective income tax rate of 30% for the same period of 2012. The increase in the effective income tax rate for the three months ended March 31, 2013, was due primarily to an increase in income before income taxes.

In January 2013, the IRS completed its examination of our federal income tax return filed for tax year 2010 and the amended federal income tax returns we filed for tax years 2007, 2008 and 2009. The examination was approved by the Joint Committee on Taxation of the U.S. Congress and accepted by the IRS in April 2013. We have extended the statute of limitations for tax years 2008 and 2009 until March 31, 2014.

As of March 31, 2013, and December 31, 2012, our liability for unrecognized income tax benefits was $1.3 million and $1.2 million, respectively. The net increase in the liability for unrecognized income tax benefits was largely attributable to tax positions taken with respect to the capitalization of plant-related expenditures. We do not expect significant changes in this liability in the next 12 months.

As of March 31, 2013, and December 31, 2012, we had $0.2 million accrued for interest on our liability related to unrecognized income tax benefits. We accrued no penalties at either March 31, 2013, or December 31, 2012.

As of March 31, 2013, and December 31, 2012, we had recorded $1.6 million and $1.5 million, respectively, for probable assessments of taxes other than income taxes.

8. PENSION AND POST-RETIREMENT BENEFIT PLANS

The following table summarizes the net periodic costs for our pension and post-retirement benefit plans prior to the effects of capitalization.

	Pension Benefits		Post-retirement Benefits
Three Months Ended March 31,	2013	2012	2013	2012
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$5,355	$4,889	$507	$514
Interest cost	9,630	9,894	1,502	1,575
Expected return on plan assets	(8,351)	(8,071)	(1,673)	(1,373)
Amortization of unrecognized:
Transition obligation, net	—	—	81	978
Prior service costs	150	154	631	631
Actuarial loss, net	8,478	8,194	281	376
Net periodic cost before regulatory adjustment	15,262	15,060	1,329	2,701
Regulatory adjustment (a)	784	(7,245)	717	318
Net periodic cost	$16,046	$7,815	$2,046	$3,019
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

During the three months ended March 31, 2013 and 2012, we contributed $9.1 million and $34.8 million, respectively, to the Westar Energy pension trust.

9. WOLF CREEK PENSION AND POST-RETIREMENT BENEFIT PLANS

As a co-owner of Wolf Creek, KGE is indirectly responsible for 47% of the liabilities and expenses associated with the Wolf Creek pension and post-retirement benefit plans. The following table summarizes the net periodic costs for KGE's 47% share of the Wolf Creek pension and post-retirement benefit plans prior to the effects of capitalization.

	Pension Benefits		Post-retirement Benefits
Three Months Ended March 31,	2013	2012	2013	2012
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$1,709	$1,516	$52	$48
Interest cost	1,891	1,884	103	103
Expected return on plan assets	(1,843)	(1,644)	—	—
Amortization of unrecognized:
Transition obligation, net	—	—	—	14
Prior service costs	14	1	—	—
Actuarial loss, net	1,355	1,342	66	58
Net periodic cost before regulatory adjustment	3,126	3,099	221	223
Regulatory adjustment (a)	(203)	(1,030)	—	—
Net periodic cost	$2,923	$2,069	$221	$223
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

During the three months ended March 31, 2013 and 2012, we funded $2.7 million and $7.0 million, respectively, of Wolf Creek's pension plan contributions.

10. COMMITMENTS AND CONTINGENCIES

Federal Clean Air Act

We must comply with the federal Clean Air Act, state laws and implementing federal and state regulations that impose, among other things, limitations on emissions generated from our operations, including sulfur dioxide (SO2), particulate matter (PM), nitrogen oxides (NOx), carbon monoxide (CO), mercury and acid gases.

Emissions from our generating facilities, including PM, SO2 and NOx, have been determined by regulation to reduce visibility by causing or contributing to regional haze. Under federal laws, such as the Clean Air Visibility Rule, and pursuant to an agreement with the Kansas Department of Health and Environment (KDHE) and Environmental Protection Agency (EPA), we are required to install, operate and maintain controls to reduce emissions found to cause or contribute to regional haze.

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

In 2010 the EPA strengthened the NAAQS for both NOx and SO2. We continue to communicate with our regulators regarding these standards and are currently evaluating what impact this could have on our operations. If we are required to install additional equipment to control emissions at our facilities, the revised NAAQS could have a material impact on our operations and consolidated financial results.

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

In comparison to a general rate review, the environmental cost recovery rider (ECRR) reduces the amount of time it takes to begin collecting in retail prices the costs associated with capital expenditures for qualifying environmental improvements. We are not allowed to use the ECRR to collect cost associated with our approximately $610.0 million share of the projected capital investment associated with the $1.2 billion of environmental upgrades at La Cygne Generating Station (La Cygne). We therefore must file for a general review of our rates or an abbreviated rate review with the KCC in order to collect these costs. The KCC approved our request to file an abbreviated rate review to collect a portion of these costs. For additional information regarding our abbreviated rate review, see Note 3, "Rate Matters and Regulation." To change our prices to collect increased operating and maintenance costs, we must file a general rate review with the KCC.

Air Emissions

The operation of power plants results in emissions of mercury, acid gases and other air toxics. In 2011 the EPA published Mercury and Air Toxics Standards (MATS) for power plants, which replaces the prior federal Clean Air Mercury Rule (CAMR) and requires significant reductions in mercury, acid gases and other emissions. Companies impacted by the new standards will have up to three years, or four years with approval from a state environmental regulatory agency, and in certain limited circumstances up to five years, to comply. We have obtained approval from our state environmental regulatory agency and expect to be compliant with the new standards within four years. We continue to evaluate the new standards and believe that our related investment will be less than $16.0 million.

Additionally, in March 2013, the EPA finalized updates to certain emission limits for new power plants under MATS. We are currently evaluating these updates; however, because of environmental upgrades we have made and continue to make at our power plants to comply with regional haze requirements and the EPA consent decree discussed below, we believe the EPA's updates will have an immaterial impact on our future generation plans.

In 2011 the EPA finalized the Cross-State Air Pollution Rule (CSAPR) requiring 28 states, including Kansas, Missouri and Oklahoma, to further reduce power plant emissions of SO2 and NOx. Under CSAPR, reductions in annual SO2 and NOx emissions were required to begin January 2012, with further reductions required beginning January 2014.

In August 2012, the U.S. Court of Appeals for the District of Columbia Circuit vacated CSAPR and remanded the rule to the EPA to promulgate a replacement. In October 2012, the EPA filed a petition with the court requesting a rehearing before the full court, which was declined in January 2013. The EPA subsequently petitioned the U.S. Supreme Court in March 2013 to review the lower court's ruling. We cannot at this time predict how the U.S. Supreme Court may rule on the petition; however, based on our current and planned environmental controls, if the regulations were to be reinstated or replaced, either in part or in whole, we do not believe the impact on our operations and consolidated financial results would be material.

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

Renewable Energy Standard

Kansas law mandates that we maintain a minimum amount of renewable energy sources. Through 2015 net renewable generation capacity must be 10% of the average peak demand for the three prior years, subject to limited exceptions. This requirement increases to 15% for years 2016 through 2019 and 20% for 2020 and thereafter. With our existing wind generation facilities, supply contracts and renewable energy credits, we are able to satisfy the net renewable generation requirement through 2015 and we are on track to meet the increased requirements beginning in 2016. If we are unable to meet future requirements, our operations and consolidated financial results could be adversely impacted.

EPA Consent Decree

As part of a 2010 settlement of a lawsuit filed by the Department of Justice on behalf of the EPA, we are installing selective catalytic reduction (SCR) equipment on one of three Jeffrey Energy Center (JEC) coal units by the end of 2014, which we estimate will cost approximately $240.0 million. The settlement also required that we determine whether we needed to install additional SCR equipment on another JEC unit or if we can meet agreed upon plant-wide NOx emissions reduction limits using other controls. We have informed the EPA that we believe we can meet the terms of the settlement by installing less expensive NOx reduction equipment rather than additional SCR equipment. We plan to complete these projects in 2014 and to recover the costs to install these systems through our ECRR, but such recovery remains subject to the approval of our regulators.

11. LEGAL PROCEEDINGS

We and our subsidiaries are involved in various legal, environmental and regulatory proceedings. We believe that adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material effect on our consolidated financial results. See Note 3, "Rate Matters and Regulation," and Note 10, "Commitments and Contingencies," for additional information.

12. COMMON STOCK

In addition to forward sale transactions entered into during prior periods, during the three months ended March 31, 2013, Westar Energy entered into transactions with respect to an aggregate of approximately 1.3 million shares of common stock. Westar Energy must settle such transactions within 18 months of the date each transaction was entered. Assuming physical share settlement of the approximately 3.0 million shares associated with all forward sale transactions as of March 31, 2013, Westar Energy would have received aggregate proceeds of approximately $86.9 million based on a forward price of $28.67 per share.

In March 2013, Westar Energy entered into a new, three-year sales agency financing agreement and master forward sale agreement. The maximum amount that Westar Energy may offer and sell under the agreements is the lesser of an aggregate of $500.0 million or approximately 25.0 million shares, subject to adjustment for share splits, share combinations and share dividends. Under the terms of the sales agency financing agreement, Westar Energy may offer and sell shares of its common stock from time to time. In addition, under the terms of the sales agency financing agreement and master forward sale agreement, Westar Energy may from time to time enter into one or more forward sale transactions with the bank, as forward purchaser, and the bank will borrow shares of Westar Energy's common stock from third parties and sell them through its agent. The agent receives a commission equal to 1% of the sales price of all shares sold under the agreements. Westar Energy must settle the forward sale transactions within 18 months of the date each transaction is entered.
The forward sale transactions are entered into at market prices; therefore, the forward sale agreements have no initial fair value. Westar Energy will not receive any proceeds from the sale of common stock under the forward sale agreements until transactions are settled. Upon settlement, Westar Energy will record the forward sale agreements within equity. Except in specified circumstances or events that would require physical share settlement, Westar Energy is able to elect to settle any forward sale transactions by means of physical share, cash or net share settlement, and is also able to elect to settle the forward sale transactions in whole, or in part, earlier than the stated maturity dates. Currently, Westar Energy anticipates settling the forward sale transactions through physical share settlement. The shares under the forward sale agreements are initially priced when the transactions are entered into and are subject to certain fixed pricing adjustments during the term of the agreements. Accordingly, assuming physical share settlement, Westar Energy's net proceeds from the forward sale transactions will represent the prices established by the forward sale agreements applicable to the time periods in which physical settlement occurs.

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

Financial Statement Impact

We have recorded the following assets and liabilities on our consolidated balance sheets related to the VIEs described above.

	As of	As of
	March 31, 2013	December 31, 2012
	(In Thousands)
Assets:
Property, plant and equipment of variable interest entities, net	$319,095	$321,975
Regulatory assets (a)	6,084	5,810

Liabilities:
Current maturities of long-term debt of variable interest entities	$27,721	$25,942
Accrued interest (b)	233	3,948
Long-term debt of variable interest entities, net	195,472	222,743
_______________
(a) Included in long-term regulatory assets on our consolidated balance sheets.
(b) Included in accrued interest on our consolidated balance sheets.

All of the liabilities noted in the table above relate to the purchase of the property, plant and equipment. The assets of the VIEs can be used only to settle obligations of the VIEs and the VIEs' debt holders have no recourse to our general credit. We have not provided financial or other support to the VIEs and are not required to provide such support. We did not record any gain or loss upon initial consolidation of the VIE.

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

INTRODUCTION

We are the largest electric utility in Kansas. We produce, transmit and sell electricity at retail in Kansas and at wholesale in a multi-state region in the central United States under the regulation of the KCC and Federal Energy Regulatory Commission (FERC).

In Management's Discussion and Analysis, we discuss our operating results for the three months ended March 31, 2013, compared to the same period of 2012, our general financial condition and significant changes that occurred during 2013. As you read Management's Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

SUMMARY OF SIGNIFICANT ITEMS

Earnings Per Share

Following is a summary of our net income and basic EPS.

	Three Months Ended March 31,
	2013	2012	Change
	(Dollars In Thousands, Except Per Share Amounts)

Net income attributable to common stock	$51,144	$27,282	$23,862
Earnings per common share, basic	0.40	0.21	0.19

Net income attributable to common stock and basic EPS increased due primarily to higher retail prices and higher residential electricity sales attributable principally to colder weather. These items were offset partially by an increase in income tax expense and our having recorded $9.2 million less in corporate-owned life insurance (COLI) benefits. See the discussion under "—Operating Results" below for additional information.

Current Trends

The following is an update to and is to be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Form 10-K.

Environmental Regulation

Environmental laws and regulations affecting our operations, which relate primarily to air quality, water quality, the use of water, and the handling, disposal and clean-up of hazardous and non-hazardous substances and wastes, continue to evolve and have become more stringent and costly over time. We have incurred and will continue to incur significant capital and other expenditures, and may potentially need to limit the use of some of our power plants, to comply with existing and new environmental laws and regulations. While certain of these costs are recoverable through the ECRR and ultimately we expect all such costs to be reflected in the prices we are allowed to charge, we cannot assure that all such costs will be recovered or that they will be recovered in a timely manner. See Note 10 of the Notes to Condensed Consolidated Financial Statements, "Commitments and Contingencies," for additional information regarding environmental laws and regulations.

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

Additionally, in March 2013, the EPA finalized updates to certain emission limits for new power plants under MATS. We are currently evaluating these updates; however, because of environmental upgrades we have made and continue to make at our power plants to comply with regional haze requirements and the EPA consent decree discussed below, we believe the EPA's updates will have an immaterial impact on our future generation plans.

In 2011, the EPA finalized CSAPR requiring 28 states, including Kansas, Missouri and Oklahoma, to further reduce power plant emissions of SO2 and NOx. Under CSAPR, reductions in annual SO2 and NOx emissions were required to begin January 2012, with further reductions required beginning January 2014.

In August 2012, the U.S. Court of Appeals for the District of Columbia Circuit vacated CSAPR and remanded the rule to the EPA to promulgate a replacement. In October 2012, the EPA filed a petition with the court requesting a rehearing before the full court, which was declined in January 2013. The EPA subsequently petitioned the U.S. Supreme Court in March 2013 to review the lower court's ruling. We cannot at this time predict how the U.S. Supreme Court may rule on the petition; however, based on our current and planned environmental controls, if the regulations were to be reinstated or replaced, either in part or in whole, we do not believe the impact on our operations and consolidated financial results would be material.

Greenhouse Gases

In March 2012, the EPA proposed a New Source Performance Standard (NSPS) that would limit CO2 emissions for new and modified electric generating units. We are currently evaluating the proposal and believe it could impact our future generation plans if it becomes a final rule. The EPA initially indicated that a final rule could be issued in 2013; however, the EPA has since determined that the proposed rule needs additional review. Therefore, it is likely that the rule will be delayed beyond 2013. The EPA is also expected to propose a GHG NSPS for existing generating units, the timing of which is uncertain. We cannot at this time determine the impact of such a performance standard on our operations and consolidated financial results, but we believe the costs to comply could be material.

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

National Ambient Air Quality Standards

Under the federal Clean Air Act, the EPA sets NAAQS for certain emissions considered harmful to public health and the environment, including PM, NOx, CO and SO2, which result from fossil fuel combustion. Areas meeting the NAAQS are designated attainment areas while those that do not meet the NAAQS are considered nonattainment areas. Each state must develop a plan to bring nonattainment areas into compliance with the NAAQS. NAAQS must be reviewed by EPA at five-year intervals. KDHE proposed to designate portions of the Kansas City area nonattainment for the eight-hour ozone standard. The EPA has not acted on KDHE's proposed designation of the Kansas City area and it is uncertain when, or if, such a designation might occur. The Wichita area also exceeded the eight-hour ozone standard and could be designated nonattainment in the future potentially impacting our operations.

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

The EPA is required to review the NAAQS for ozone in 2013 and is likely to propose a more stringent standard. We cannot at this time determine the impact of a more stringent standard on our operations and consolidated financial results, but it could be material.

Water

We discharge some of the water used in our operations. This water may contain substances deemed to be pollutants.
In April 2013 the EPA proposed revisions to the rules governing such discharges from fossil fueled power plants. Final action on the proposed rules is expected to occur in 2014. Although we cannot at this time determine the impact of the final regulations, more stringent regulations could have a material impact on our operations and consolidated financial results.

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

Renewable Energy Standard

Kansas law mandates that we maintain a minimum amount of renewable energy sources. Through 2015 net renewable generation capacity must be 10% of the average peak demand for the three prior years, subject to limited exceptions. This requirement increases to 15% for years 2016 through 2019 and 20% for 2020 and thereafter. With our existing wind generation facilities, supply contracts and renewable energy credits, we are able to satisfy the net renewable generation requirement through 2015 and we are on track to meet the increased requirements beginning in 2016. If we are unable to meet future requirements, our operations and consolidated financial results could be adversely impacted.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Note 2 of the Notes to Condensed Consolidated Financial Statements, "Summary of Significant Accounting Policies," contains a summary of our significant accounting policies, many of which require estimates and assumptions by management. The policies highlighted in our 2012 Form 10-K have an impact on our reported results that may be material due to the levels of judgment and subjectivity necessary to account for uncertain matters or their susceptibility to change.

From December 31, 2012, through March 31, 2013, we did not experience any significant changes in our critical accounting estimates. For additional information, see our 2012 Form 10-K.

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

Other: Miscellaneous electric revenues including ancillary service revenues and rent from electric property leased to others. This category also includes transactions unrelated to the production of our generating assets and fees we earn for services that we provide for third parties.

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

Three Months Ended March 31, 2013, Compared to Three Months Ended March 31, 2012

Below we discuss our operating results for the three months ended March 31, 2013, compared to the results for the three months ended March 31, 2012. Significant changes in results of operations shown in the table immediately below are further explained in the descriptions that follow.

	Three Months Ended March 31,
	2013	2012	Change	% Change
	(Dollars In Thousands, Except Per Share Amounts)
REVENUES:
Residential	$165,375	$138,418	$26,957	19.5
Commercial	147,956	129,651	18,305	14.1
Industrial	90,925	85,420	5,505	6.4
Other retail	(3,171)	(2,920)	(251)	(8.6)
Total Retail Revenues	401,085	350,569	50,516	14.4
Wholesale	86,469	71,212	15,257	21.4
Transmission (a)	51,510	45,963	5,547	12.1
Other	7,148	7,933	(785)	(9.9)
Total Revenues	546,212	475,677	70,535	14.8
OPERATING EXPENSES:
Fuel and purchased power	151,752	127,654	24,098	18.9
Operating and maintenance	158,729	156,044	2,685	1.7
Depreciation and amortization	66,846	73,280	(6,434)	(8.8)
Selling, general and administrative	48,945	47,334	1,611	3.4
Total Operating Expenses	426,272	404,312	21,960	5.4
INCOME FROM OPERATIONS	119,940	71,365	48,575	68.1
OTHER INCOME (EXPENSE):
Investment earnings	4,059	4,324	(265)	(6.1)
Other income	3,715	13,590	(9,875)	(72.7)
Other expense	(5,361)	(5,553)	192	3.5
Total Other Income	2,413	12,361	(9,948)	(80.5)
Interest expense	44,284	42,046	2,238	5.3
INCOME BEFORE INCOME TAXES	78,069	41,680	36,389	87.3
Income tax expense	24,813	12,443	12,370	99.4
NET INCOME	53,256	29,237	24,019	82.2
Less: Net income attributable to noncontrolling interests	2,112	1,713	399	23.3
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	51,144	27,524	23,620	85.8
Preferred dividends	—	242	(242)	(100.0)
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$51,144	$27,282	$23,862	87.5
BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC.	$0.40	$0.21	$0.19	90.5
_______________
(a) Reflects revenue from an SPP network transmission tariff. For the three months ended March 31, 2013 and 2012, our SPP network transmission costs were $43.8 million and $39.4 million, respectively. These amounts, less administration costs of $8.8 million and $6.2 million, respectively, were returned to us as revenue.

Gross Margin

Fuel and purchased power costs fluctuate with electricity sales and unit costs. As permitted by regulators, we adjust our retail prices to reflect changes in the costs of fuel and purchased power. Fuel and purchased power costs for wholesale customers are recovered at prevailing market prices or based on a predetermined formula with a price adjustment approved by FERC. As a result, changes in fuel and purchased power costs are offset in revenues with minimal impact on net income. For this reason, we believe gross margin is useful for understanding and analyzing changes in our operating performance from one period to the next. We calculate gross margin as total revenues, including transmission revenues, less the sum of fuel and purchased power costs and amounts billed by the SPP for network transmission costs. Accordingly, gross margin reflects transmission revenues and costs on a net basis. However, we record transmission costs as operating and maintenance expense on our consolidated statements of income. The following table summarizes our gross margin for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012	Change	% Change
	(Dollars In Thousands)
Revenues	546,212	475,677	70,535	14.8
Less: Fuel and purchased power expense	151,752	127,654	24,098	18.9
SPP network transmission costs	43,796	39,362	4,434	11.3
Gross Margin	$350,664	$308,661	$42,003	13.6

The following table reflects changes in electricity sales for the three months ended March 31, 2013 and 2012. No electricity sales are shown for transmission or other as they are not directly related to the amount of electricity we sell.

	Three Months Ended March 31,
	2013	2012	Change	% Change
	(Thousands of MWh)
ELECTRICITY SALES:
Residential	1,543	1,415	128	9.0
Commercial	1,703	1,649	54	3.3
Industrial	1,312	1,361	(49)	(3.6)
Other retail	21	21	—	—
Total Retail	4,579	4,446	133	3.0
Wholesale	2,045	1,693	352	20.8
Total	6,624	6,139	485	7.9

Gross margin increased due primarily to higher retail revenues, 79% of which was due to higher prices and 21% of which was attributable to higher electricity sales. The higher electricity sales were the result principally of colder weather, which particularly impacted residential electricity sales. As measured by heating degree days, the weather during the three months ended March 31, 2013, was 38% colder than the same period of 2012. The impacts of colder weather were partially offset by lower industrial electricity sales attributable primarily to reduced production for certain industrial customers.

Income from operations is the most directly comparable measure to our presentation of gross margin that is calculated and presented in accordance with GAAP in our consolidated statements of income. Our presentation of gross margin should not be considered in isolation or as a substitute for income from operations. Additionally, our presentation of gross margin may not be comparable to similarly titled measures reported by other companies. The following table reconciles income from operations with gross margin for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012	Change	% Change
	(Dollars In Thousands)
Gross margin	$350,664	$308,661	$42,003	13.6
Add: SPP network transmission costs	43,796	39,362	4,434	11.3
Less: Operating and maintenance expense	158,729	156,044	2,685	1.7
Depreciation and amortization expense	66,846	73,280	(6,434)	(8.8)
Selling, general and administrative expense	48,945	47,334	1,611	3.4
Income from operations	$119,940	$71,365	$48,575	68.1

Operating Expenses and Other Income and Expense Items

	Three Months Ended March 31,
	2013	2012	Change	% Change
	(Dollars in Thousands)
Operating and maintenance expense	$158,729	$156,044	$2,685	1.7

Operating and maintenance expense increased due principally to:

•	an increase in property taxes of $5.2 million, most of which was offset in retail revenues; and

•	higher SPP network transmission costs of $4.4 million, most of which was also offset with higher revenues; however,

•	partially offsetting these increases were lower costs at Wolf Creek of $6.6 million. Wolf Creek incurred additional costs during the first quarter of 2012 due principally to an unscheduled outage.

	Three Months Ended March 31,
	2013	2012	Change	% Change
	(Dollars in Thousands)
Depreciation and amortization expense	$66,846	$73,280	$(6,434)	(8.8)

Depreciation and amortization expense decreased as a result of our having reduced depreciation rates to reflect changes in the estimated useful lives of some of our assets. Partially offsetting this decrease was additional depreciation expense associated primarily with additions at our power plants, including air quality controls, and the addition of transmission facilities.

	Three Months Ended March 31,
	2013	2012	Change	% Change
	(Dollars in Thousands)
Selling, general and administrative expense	$48,945	$47,334	$1,611	3.4

Selling, general and administrative expense increased due primarily to higher pension costs of $9.1 million, which were offset with higher revenues, attributable principally to the consequences of the financial crisis and the subsequent low interest rate environment. This increase was partially offset by a $7.0 million decrease in other employee benefit costs and labor costs.

	Three Months Ended March 31,
	2013	2012	Change	% Change
	(Dollars in Thousands)
Other income	$3,715	$13,590	$(9,875)	(72.7)

Other income decreased due principally to our having recorded $9.2 million less in COLI benefits.

	Three Months Ended March 31,
	2013	2012	Change	% Change
	(Dollars in Thousands)
Income tax expense	$24,813	$12,443	$12,370	99.4

Income tax expense increased due principally to higher income before income taxes.

FINANCIAL CONDITION

A number of factors affected amounts recorded on our balance sheet as of March 31, 2013, compared to December 31, 2012.

	As of	As of
	March 31, 2013	December 31, 2012	Change	% Change
	(Dollars in Thousands)
Fuel inventory and supplies	$236,991	$249,016	$(12,025)	(4.8)

Fuel inventory and supplies decreased due to a $7.9 million decrease in coal inventory and a $3.8 million decrease in material and supplies inventory. Coal inventory volumes decreased 8% due primarily to increased coal consumption as a result of higher demand. Material and supplies decreased due principally to our use of material and supplies for construction activity on our transmission systems.

	As of	As of
	March 31, 2013	December 31, 2012	Change	% Change
	(Dollars in Thousands)
Regulatory assets	$1,015,027	$1,002,672	$12,355	1.2
Regulatory liabilities	333,597	323,175	10,422	3.2
Net regulatory assets	$681,430	$679,497	$1,933	0.3

Regulatory assets increased due principally to a $26.4 million increase in amounts deferred for Wolf Creek refueling and maintenance outages. Offsetting increases was our having recorded an $11.6 million decrease in amounts deferred for employee benefits. Regulatory liabilities increased due principally to the fair value measurement of our NDT increasing $10.1 million.

	As of	As of
	March 31, 2013	December 31, 2012	Change	% Change
	(Dollars in Thousands)
Short-term debt	$143,065	$339,200	$(196,135)	(57.8)

Short-term debt decreased due primarily to partially using the proceeds of the $250.0 million principal amount of first mortgage bonds to reduce our outstanding commercial paper issuances.

	As of	As of
	March 31, 2013	December 31, 2012	Change	% Change
	(Dollars in Thousands)
Long-term debt, net	$3,068,481	$2,819,271	$249,210	8.8

Long-term debt, net increased due principally to the issuance of $250.0 million principal amount of first mortgage bonds as discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements, "Debt Financing."

	As of	As of
	March 31, 2013	December 31, 2012	Change	% Change
	(Dollars in Thousands)
Current maturities of long-term debt of variable interest entities	$27,721	$25,942	$1,779	6.9
Long-term debt of variable interest entities	$195,472	$222,743	$(27,271)	(12.2)
Total long-term debt of variable interest entities	$223,193	$248,685	$(25,492)	(10.3)

Total long-term debt of variable interest entities decreased due to the VIEs that hold the Jefferey and La Cygne leasehold interests having made principal payments totaling $25.4 million.

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

Short-Term Borrowings

Westar Energy has a commercial paper program pursuant to which it may issue up to a maximum aggregate amount outstanding at any one time of $1.0 billion. This program is supported by Westar Energy's revolving credit facilities described below. Maturities of commercial paper issuances may not exceed 365 days from the date of issuance and proceeds from such issuances will be used to temporarily fund capital expenditures, to repay borrowings under Westar Energy's revolving credit facilities, for working capital and/or for other general corporate purposes. As of April 30, 2013, Westar Energy had issued $187.1 million of commercial paper.

Westar Energy has two revolving credit facilities in the amounts of $730.0 million and $270.0 million, which terminate in September 2016, and February 2016, respectively. As long as there is no default under the facilities, they may be extended up to an additional two years and one year, respectively, and the aggregate amount of borrowings under the facilities may be increased to $1.0 billion and $400.0 million, respectively, subject to lender participation. All borrowings under the facilities are secured by KGE first mortgage bonds. Total combined borrowings under the revolving credit facilities and the commercial paper program may not exceed $1.0 billion at any given time. As of April 30, 2013, no amounts were borrowed and $15.4 million of letters of credit had been issued under the $730.0 million facility. No amounts were borrowed and no letters of credit were issued under the $270.0 million facility as of the same date.

Long-term Debt Financing

In March 2013, Westar Energy issued $250.0 million principal amount of first mortgage bonds bearing stated interest of 4.10% and maturing in April 2043. Proceeds of $246.2 million were used to repay short-term debt, which was used primarily to purchase capital equipment, and for working capital and general corporate purposes.

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

In February 2013, S&P revised its criteria for rating utility first mortgage bonds and, as a result, upgraded its ratings for Westar Energy and KGE first mortgage bonds/senior secured debt to A- from BBB+. Additionally, in April 2013, S&P affirmed its ratings for Westar Energy and KGE and raised its outlook to positive from stable.

As of April 30, 2013, our ratings with the agencies are as shown in the table below.

	Westar Energy First Mortgage Bond Rating	KGE First Mortgage Bond Rating	Westar Energy Commercial Paper	Rating Outlook
Moody’s	A3	A3	P-2	Stable
S&P	A-	A-	A-2	Positive
Fitch	A-	A-	F2	Stable

Common Stock

In addition to forward sale transactions entered into during prior periods, during the three months ended March 31, 2013, Westar Energy entered into transactions with respect to an aggregate of approximately 1.3 million shares of common stock. Westar Energy must settle such transactions within 18 months of the date each transaction was entered. Assuming physical share settlement of the approximately 3.0 million shares associated with all forward sale transactions as of March 31, 2013, Westar Energy would have received aggregate proceeds of approximately $86.9 million based on a forward price of $28.67 per share.

In March 2013, Westar Energy entered into a new, three-year sales agency financing agreement and master forward sale agreement. The maximum amount that Westar Energy may offer and sell under the agreements is the lesser of an aggregate of $500.0 million or approximately 25.0 million shares, subject to adjustment for share splits, share combinations and share dividends. Under the terms of the sales agency financing agreement, Westar Energy may offer and sell shares of its common stock from time to time. In addition, under the terms of the sales agency financing agreement and master forward sale agreement, Westar Energy may from time to time enter into one or more forward sale transactions with the bank, as forward purchaser, and the bank will borrow shares of Westar Energy's common stock from third parties and sell them through its agent. The agent receives a commission equal to 1% of the sales price of all shares sold under the agreements. Westar Energy must settle the forward sale transactions within 18 months of the date each transaction is entered.
The forward sale transactions are entered into at market prices; therefore, the forward sale agreements have no initial fair value. Westar Energy will not receive any proceeds from the sale of common stock under the forward sale agreements until transactions are settled. Upon settlement, Westar Energy will record the forward sale agreements within equity. Except in specified circumstances or events that would require physical share settlement, Westar Energy is able to elect to settle any forward sale transactions by means of physical share, cash or net share settlement, and is also able to elect to settle the forward sale transactions in whole, or in part, earlier than the stated maturity dates. Currently, Westar Energy anticipates settling the forward sale transactions through physical share settlement. The shares under the forward sale agreements are initially priced when the transactions are entered into and are subject to certain fixed pricing adjustments during the term of the agreements. Accordingly, assuming physical share settlement, Westar Energy's net proceeds from the forward sale transactions will represent the prices established by the forward sale agreements applicable to the time periods in which physical settlement occurs.

Summary of Cash Flows

	Three Months Ended March 31,
	2013	2012	Change	% Change
	(Dollars In Thousands)
Cash flows from (used in):
Operating activities	$193,634	$63,963	$129,671	202.7
Investing activities	(100,640)	(173,998)	73,358	42.2
Financing activities	(93,180)	110,222	(203,402)	(184.5)
Net (decrease) increase in cash and cash equivalents	$(186)	$187	$(373)	(199.5)

Cash Flows from Operating Activities

Cash flows from operating activities increased due principally to our having received $50.8 million more from retail and wholesale customers, our having contributed $31.4 million less to pension and post-retirement benefit plans, our having paid $28.9 million less for fuel and purchased power, and our having paid $29.7 million in 2012 to settle treasury yield hedge transactions. Partially offsetting these increases was our having paid $19.5 million more for the planned Wolf Creek refueling and maintenance outage.
Cash Flows used in Investing Activities
Cash flows used in investing activities decreased due primarily to our having received $63.3 million more in proceeds from our investment in COLI and our having invested $8.0 million less in additions to property, plant and equipment.

Cash Flows (used in) from Financing Activities

Cash flows used in financing activities increased due principally to our having repaid $191.7 million more of short-term borrowings, our having repaid $60.5 million more of borrowings against the cash surrender value of COLI and our having retired $20.3 million more of long-term debt of VIEs. Partially offsetting these items was our having retired $70.6 million of long-term debt in the three months ended March 31, 2012.

Pension Contribution

During the three months ended March 31, 2013, we contributed $9.1 million to the Westar Energy pension trust and funded $2.7 million of Wolf Creek's pension plan contributions.

OFF-BALANCE SHEET ARRANGEMENTS

From December 31, 2012, through March 31, 2013, our off-balance sheet arrangements did not change materially. For additional information, see our 2012 Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

From December 31, 2012, through March 31, 2013, our contractual obligations and commercial commitments did not change materially outside the ordinary course of business. For additional information, see our 2012 Form 10-K.

OTHER INFORMATION

Changes in Prices

KCC Proceedings

In April 2013, we filed for an abbreviated rate review with the KCC to adjust our prices to include $333.4 million of additional investment in the La Cygne environmental upgrades and to reflect cost reductions elsewhere. If approved, we estimate that the new prices will increase our annual retail revenues by approximately $31.7 million. We expect the KCC to issue an order on our request in late 2013.

In March 2013, the KCC issued an order allowing us to adjust our prices, subject to final KCC review, to include updated transmission costs as reflected in the transmission formula rate discussed below. The new prices were effective in mid March 2013 and are expected to increase our annual retail revenues by approximately $9.1 million. We expect the KCC to issue a final order on our request later in 2013.

Also in March 2013, we filed an application with the KCC to adjust our prices to include costs associated with investments in environmental projects during 2012. We expect to implement the new prices in June 2013 and estimate that this will increase our annual retail revenues by approximately $27.3 million.

FERC Proceedings

Our transmission formula rate that includes projected 2013 transmission capital expenditures and operating costs was effective in January 2013 and is expected to increase our annual transmission revenues by approximately $12.2 million. This updated rate provided the basis for our request with the KCC to adjust our retail prices to include updated transmission costs as discussed above.

Employees

As of April 30, 2013, we had 2,290 employees, 1,257 of which are covered under a contract with Locals 304 and 1523 of the International Brotherhood of Electrical Workers that extends through June 30, 2013. We are in negotiations to extend the contract.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in commodity prices, counterparty credit, interest rates, and debt and equity instrument values. From December 31, 2012, to March 31, 2013, no significant changes occurred in our market risk exposure. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2012 Form 10-K for additional information.

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on legal proceedings is set forth in Notes 3, 10 and 11 of the Notes to Condensed Consolidated Financial Statements, "Rate Matters and Regulation," "Commitments and Contingencies" and "Legal Proceedings," respectively, which are incorporated herein by reference.

ITEM 1A. RISK FACTORS

     There were no material changes in our risk factors from December 31, 2012, through March 31, 2013. For additional information, see our 2012 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In addition to information included in our Form 10-K filed on February 28, 2013, during the three-month period ended March 31, 2013, Westar Energy entered into forward transactions pursuant to the forward sale agreement dated April 2, 2010, between Westar Energy, Inc. and The Bank of New York Mellon (filed as Exhibit 10.1 to the Form 8-K filed on April 2, 2010) and the Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC and The Bank of New York Mellon (filed as Exhibit 1.3 to the Form S-3 filed on April 2, 2010), as amended on May 26, 2010, (filed as Exhibit 1(a) to the Form 10-Q filed on August 7, 2012) and May 9, 2012 (filed as Exhibit 1(b) to the Form 10-Q filed on May 9, 2012), in respect to an aggregate of approximately 1.0 million shares of Westar Energy common stock.

Additionally, during the same period, Westar Energy entered into forward transactions pursuant to the forward sale agreement dated March 21, 2013, between Westar Energy, Inc. and The Bank of New York Mellon (filed as Exhibit 10.1 to the Form 8-K filed on March 22, 2013) and the Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC and The Bank of New York Mellon (filed as Exhibit 1.1 to the Form 8-K filed on March 22, 2013) in respect to an aggregate of approximately 0.3 million shares of Westar Energy common stock.

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

The forward transactions were entered into pursuant to the terms of the letter dated October 6, 2003, submitted by Robert W. Reeder and Leslie N. Silverman to Paula Dubberly of the staff of the Securities and Exchange Commission (Staff), to which the Staff responded in an interpretive letter dated October 9, 2003. As required by such letter, the shares of Westar Energy common stock sold by BNY Mellon Capital markets, LLC to hedge the forward transactions were sold pursuant to effective Westar Energy registration statements (registration No. 333-165889 and 333-187398), which were filed on April 2, 2010, and March 20, 2013, respectively.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Investors should note that we announce material financial information in SEC filings, press releases and public conference calls. Based on new guidance from the SEC, we may also use the Investor Relations section of our website (http://www.WestarEnergy.com, under “Investors”) to communicate with investors about our company. It is possible that the financial and other information we post there could be deemed to be material information. The information on our website is not part of this document.

ITEM 6. EXHIBITS

1(a)
Underwriting Agreement, dated as of March 21, 2013, among Westar Energy, Inc. and BNY Mellon Capital Markets, LLC, Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated
(filed as Exhibit 1.2 to the Form 8-K filed on March 22, 2013)

1(b)
Form of Forty-Third Supplemental Indenture, dated as of March 28, 2013, by and between Westar Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as successor to Harris Trust and Savings Bank
(filed as Exhibit 4.1 to the Form 8-K filed on March 22, 2013)

10.1(a)	Sales Agency Financing Agreement, dated March 21, 2013, with BNY Mellon Capital Markets, LLC and The Bank of New York Mellon (filed as Exhibit 1.1 to the Form 8-K filed on March 22, 2013)
10.1(b)
Master Confirmation for Forward Stock Sale Transactions, dated March 21, 2013, between Westar Energy, Inc. and The Bank of New York Mellon (filed as Exhibit 10.1 to the Form 8-K filed on March 22, 2013)

23.1(a)	Consent of Larry D. Irick (included in his opinion filed as Exhibit 5.1 to the Form 8-K filed on March 22, 2013)
23.1(b)	Consent of Larry D. Irick (included in his opinion filed as Exhibit 5.2 to the Form 8-K filed on March 22, 2013)
23.1(c)	Consent of Larry D. Irick (included in his opinion filed as Exhibit 5.3 to the Form 8-K filed on March 22, 2013)
31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended March 31, 2013
31(b)	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended March 31, 2013
32
Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended March 31, 2013 (furnished and not to be considered filed as part of the Form 10-Q)

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

WESTAR ENERGY, INC.

Date:	May 8, 2013	By:	/s/ Anthony D. Somma
Anthony D. Somma
Senior Vice President, Chief Financial Officer and Treasurer