Form 10-Q
period 2013-06-30
WESTAR ENERGY INC /KS
filed 2013-08-07
CIK 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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
Large accelerated filer    X      Accelerated filer            Non-accelerated filer              Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes             No    X
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	127,022,030 shares
(Class)	(Outstanding at July 30, 2013)

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition
2012 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2012
AFUDC	Allowance for funds used during construction
BACT	Best Available Control Technology
CAMR	Clean Air Mercury Rule
CCB	Coal combustion byproduct
CO	Carbon monoxide
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
CSAPR	Cross-State Air Pollution Rule
ECRR	Environmental Cost Recovery Rider
EPA	Environmental Protection Agency
EPS	Earnings per share
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
IRS	Internal Revenue Service
JEC	Jeffrey Energy Center
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
KGE	Kansas Gas and Electric Company
La Cygne	La Cygne Generating Station
MATS	Mercury and Air Toxics Standards
Moody’s	Moody’s Investors Service
MWh	Megawatt hour(s)
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trust
NOx	Nitrogen oxides
NSPS	New Source Performance Standard
PM	Particulate matter
RSU	Restricted share unit
S&P	Standard & Poor’s Ratings Services
SCR	Selective catalytic reduction
SO2	Sulfur dioxide
SPP	Southwest Power Pool
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

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

PART I.    FINANCIAL INFORMATION
ITEM I.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
WESTAR ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Par Values)
(Unaudited)

	As of	As of
	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,973	$5,829
Restricted cash	451	573
Accounts receivable, net of allowance for doubtful accounts of $3,466 and $4,916, respectively	239,319	224,439
Fuel inventory and supplies	239,497	249,016
Prepaid expenses	16,074	15,847
Regulatory assets	140,653	114,895
Other	24,514	32,476
Total Current Assets	664,481	643,075
PROPERTY, PLANT AND EQUIPMENT, NET	7,255,280	7,013,765
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	301,998	321,975
OTHER ASSETS:
Regulatory assets	866,578	887,777
Nuclear decommissioning trust	159,631	150,754
Other	235,777	247,885
Total Other Assets	1,261,986	1,286,416
TOTAL ASSETS	$9,483,745	$9,265,231
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt of variable interest entities	$27,773	$25,942
Short-term debt	410,000	339,200
Accounts payable	149,680	180,825
Accrued dividends	43,150	41,743
Accrued taxes	74,569	58,624
Accrued interest	49,599	77,891
Regulatory liabilities	42,199	37,557
Other	90,366	84,359
Total Current Liabilities	887,336	846,141
LONG-TERM LIABILITIES:
Long-term debt, net	2,968,642	2,819,271
Long-term debt of variable interest entities, net	195,203	222,743
Deferred income taxes	1,233,893	1,197,837
Unamortized investment tax credits	189,931	191,512
Regulatory liabilities	283,360	285,618
Accrued employee benefits	557,033	564,870
Asset retirement obligations	156,690	152,648
Other	72,007	74,336
Total Long-Term Liabilities	5,656,759	5,508,835
COMMITMENTS AND CONTINGENCIES (See Notes 10 and 11)
EQUITY:
Westar Energy, Inc. Shareholders’ Equity:
Common stock, par value $5 per share; authorized 275,000,000 shares; issued and outstanding 126,935,051 shares and 126,503,748 shares, respective to each date	634,675	632,519
Paid-in capital	1,664,525	1,656,972
Retained earnings	637,900	606,649
Total Westar Energy, Inc. Shareholders’ Equity	2,937,100	2,896,140
Noncontrolling Interests	2,550	14,115
Total Equity	2,939,650	2,910,255
TOTAL LIABILITIES AND EQUITY	$9,483,745	$9,265,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,
	2013	2012
REVENUES	$569,589	$566,262
OPERATING EXPENSES:
Fuel and purchased power	152,700	147,680
Operating and maintenance	163,303	156,470
Depreciation and amortization	67,597	66,299
Selling, general and administrative	54,477	62,711
Total Operating Expenses	438,077	433,160
INCOME FROM OPERATIONS	131,512	133,102
OTHER INCOME (EXPENSE):
Investment earnings (losses)	1,690	(598)
Other income	13,711	7,537
Other expense	(2,354)	(2,416)
Total Other Income	13,047	4,523
Interest expense	45,798	44,823
INCOME BEFORE INCOME TAXES	98,761	92,802
Income tax expense	29,310	28,340
NET INCOME	69,451	64,462
Less: Net income attributable to noncontrolling interests	2,263	1,728
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	67,188	62,734
Preferred dividends	—	1,373
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$67,188	$61,361
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC. (See Note 2):
Basic earnings per common share	$0.53	$0.48
Diluted earnings per common share	$0.52	$0.48
AVERAGE EQUIVALENT COMMON SHARES OUTSTANDING:
Basic	127,311,411	126,637,067
Diluted	127,930,395	126,876,536
DIVIDENDS DECLARED PER COMMON SHARE	$0.34	$0.33

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
REVENUES	$1,115,801	$1,041,940
OPERATING EXPENSES:
Fuel and purchased power	304,452	275,334
Operating and maintenance	322,032	312,514
Depreciation and amortization	134,443	139,579
Selling, general and administrative	103,422	110,046
Total Operating Expenses	864,349	837,473
INCOME FROM OPERATIONS	251,452	204,467
OTHER INCOME (EXPENSE):
Investment earnings	5,749	3,727
Other income	17,427	21,127
Other expense	(7,715)	(7,969)
Total Other Income	15,461	16,885
Interest expense	90,082	86,869
INCOME BEFORE INCOME TAXES	176,831	134,483
Income tax expense	54,123	40,783
NET INCOME	122,708	93,700
Less: Net income attributable to noncontrolling interests	4,375	3,442
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	118,333	90,258
Preferred dividends	—	1,616
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$118,333	$88,642
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC. (See Note 2):
Basic earnings per common share	$0.93	$0.70
Diluted earnings per common share	$0.92	$0.70
AVERAGE EQUIVALENT COMMON SHARES OUTSTANDING:
Basic	127,254,250	126,566,071
Diluted	127,735,157	126,744,539
DIVIDENDS DECLARED PER COMMON SHARE	$0.68	$0.66

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$122,708	$93,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134,443	139,579
Amortization of nuclear fuel	8,631	9,026
Amortization of deferred regulatory gain from sale leaseback	(2,748)	(2,748)
Amortization of corporate-owned life insurance	4,138	10,921
Non-cash compensation	4,146	3,738
Net deferred income taxes and credits	45,409	33,586
Stock-based compensation excess tax benefits	(399)	(1,498)
Allowance for equity funds used during construction	(5,689)	(6,778)
Changes in working capital items:
Accounts receivable	(15,271)	(51,055)
Fuel inventory and supplies	11,780	(26,830)
Prepaid expenses and other	2,396	17,368
Accounts payable	(24,838)	(8,741)
Accrued taxes	16,196	16,276
Other current liabilities	(58,624)	(61,894)
Changes in other assets	(28,048)	(40,100)
Changes in other liabilities	17,080	(21,371)
Cash Flows from Operating Activities	231,310	103,179
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(398,998)	(417,617)
Purchase of securities - trusts	(59,986)	(16,817)
Sale of securities - trusts	75,475	18,040
Investment in corporate-owned life insurance	(17,408)	(18,167)
Proceeds from investment in corporate-owned life insurance	101,085	16,330
Proceeds from federal grant	876	3,289
Investment in affiliated company	—	(4,505)
Other investing activities	(2,362)	(343)
Cash Flows used in Investing Activities	(301,318)	(419,790)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	70,617	62,107
Proceeds from long-term debt	245,813	541,504
Retirements of long-term debt	(100,000)	(220,563)
Retirements of long-term debt of variable interest entities	(25,474)	(7,736)
Repayment of capital leases	(1,539)	(1,287)
Borrowings against cash surrender value of corporate-owned life insurance	57,948	63,287
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(100,060)	(18,252)
Stock-based compensation excess tax benefits	399	1,498
Preferred stock redemption	—	(22,567)
Issuance of common stock	2,992	3,697
Distributions to shareholders of noncontrolling interests	(1,658)	(3,252)
Cash dividends paid	(80,886)	(78,710)
Cash Flows from Financing Activities	68,152	319,726
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,856)	3,115
CASH AND CASH EQUIVALENTS:
Beginning of period	5,829	3,539
End of period	$3,973	$6,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in Thousands)
(Unaudited)

	Westar Energy, Inc. Shareholders
	Cumulative preferred stock shares	Cumulative preferred stock	Common stock shares	Common stock	Paid-in capital	Retained earnings	Non-controlling interests	Total equity
Balance as of December 31, 2011	214,363	$21,436	125,698,396	$628,492	$1,639,503	$501,216	$10,094	$2,800,741
Net income	—	—	—	—	—	90,258	3,442	93,700
Issuance of stock	—	—	525,452	2,627	12,274	—	—	14,901
Stock redemption	(214,363)	(21,436)	—	—	—	—	—	(21,436)
Preferred dividends	—	—	—	—	—	(1,616)	—	(1,616)
Dividends on common stock ($0.66 per share)	—	—	—	—	—	(84,138)	—	(84,138)
Amortization of restricted stock	—	—	—	—	3,004	—	—	3,004
Stock compensation and tax benefit	—	—	—	—	(7,790)	—	—	(7,790)
Distributions to shareholders of noncontrolling interests	—	—	—	—	—	—	(3,252)	(3,252)
Balance as of June 30, 2012	—	$—	126,223,848	$631,119	$1,646,991	$505,720	$10,284	$2,794,114

Balance as of December 31, 2012	—	$—	126,503,748	$632,519	$1,656,972	$606,649	$14,115	$2,910,255
Net income	—	—	—	—	—	118,333	4,375	122,708
Issuance of stock	—	—	431,303	2,156	10,552	—	—	12,708
Dividends on common stock ($0.68 per share)	—	—	—	—	—	(87,082)	—	(87,082)
Amortization of restricted stock	—	—	—	—	3,326	—	—	3,326
Stock compensation and tax benefit	—	—	—	—	(6,325)	—	—	(6,325)
Deconsolidation of variable interest entity	—	—	—	—	—	—	(14,282)	(14,282)
Distributions to shareholders of noncontrolling interests	—	—	—	—	—	—	(1,658)	(1,658)
Balance as of June 30, 2013	—	$—	126,935,051	$634,675	$1,664,525	$637,900	$2,550	$2,939,650

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

We provide electric generation, transmission and distribution services to approximately 694,000 customers in Kansas. Westar Energy provides these services in central and northeastern Kansas, including the cities of Topeka, Lawrence, Manhattan, Salina and Hutchinson. Kansas Gas and Electric Company (KGE), Westar Energy's wholly owned subsidiary, provides these services in south-central and southeastern Kansas, including the city of Wichita. Both Westar Energy and KGE conduct business using the name Westar Energy. Our corporate headquarters is located at 818 South Kansas Avenue, Topeka, Kansas 66612.

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

Use of Management's Estimates

When we prepare our condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to depreciation, unbilled revenue, valuation of investments, forecasted fuel costs included in our retail energy cost adjustment billed to customers, income taxes, pension and post-retirement benefits, our asset retirement obligations including the decommissioning of Wolf Creek, environmental issues, VIEs, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of the results to be expected for the full year.

Restricted Cash

Pursuant to Westar Energy's Articles of Incorporation, Westar Energy deposited cash in a separate bank account in 2012 to effect the redemption of all of Westar Energy's preferred stock.

Fuel Inventory and Supplies

We state fuel inventory and supplies at average cost. Following are the balances for fuel inventory and supplies stated separately.

	As of	As of
	June 30, 2013	December 31, 2012
	(In Thousands)
Fuel inventory	$88,453	$94,664
Supplies	151,044	154,352
Fuel inventory and supplies	$239,497	$249,016

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars In Thousands)
Borrowed funds	$2,583	$2,440	$5,168	$5,959
Equity funds	2,943	2,838	5,689	6,778
Total	$5,526	$5,278	$10,857	$12,737
Average AFUDC Rates	4.3%	4.9%	4.3%	5.4%

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

The following table reconciles our basic and diluted EPS from net income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars In Thousands, Except Per Share Amounts)
Net income	$69,451	$64,462	$122,708	$93,700
Less: Net income attributable to noncontrolling interests	2,263	1,728	4,375	3,442
Net income attributable to Westar Energy, Inc.	67,188	62,734	118,333	90,258
Less: Preferred dividends	—	1,373	—	1,616
Net income allocated to RSUs	196	182	339	265
Net income allocated to common stock	$66,992	$61,179	$117,994	$88,377

Weighted average equivalent common shares outstanding – basic	127,311,411	126,637,067	127,254,250	126,566,071
Effect of dilutive securities:
RSUs	53,570	190,422	45,567	155,340
Forward sale agreements	565,414	49,047	435,340	23,128
Weighted average equivalent common shares outstanding – diluted (a)	127,930,395	126,876,536	127,735,157	126,744,539

Earnings per common share, basic	$0.53	$0.48	$0.93	$0.70
Earnings per common share, diluted	$0.52	$0.48	$0.92	$0.70
_______________

(a)	We had no antidilutive shares for the three and six months ended June 30, 2013 and 2012.

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2013	2012
	(In Thousands)
CASH PAID FOR (RECEIVED FROM):
Interest on financing activities, net of amount capitalized	$73,853	$68,939
Interest on financing activities of VIEs	7,349	8,281
Income taxes, net of refunds	(86)	(4,635)
NON-CASH INVESTING TRANSACTIONS:
Property, plant and equipment additions	56,187	37,736
Property, plant and equipment of VIEs	(14,282)	—
NON-CASH FINANCING TRANSACTIONS:
Issuance of common stock for reinvested dividends and compensation plans	6,316	4,920
Deconsolidation of VIE	(14,282)	—
Assets acquired through capital leases	326	1,543

3. RATE MATTERS AND REGULATION

KCC Proceedings

In July 2013, the Kansas Corporation Commission (KCC) issued an order allowing us to adjust our prices to include updated transmission costs as reflected in the transmission formula rate discussed below. The new prices were effective in March 2013 and are expected to increase our annual retail revenues by approximately $11.8 million.

In May 2013, the KCC issued an order allowing us to adjust our prices to include costs associated with 2012 investments in environmental projects. The new prices were effective in June 2013 and are expected to increase our annual retail revenues by approximately $27.3 million.

In April 2013, we filed with the KCC for an abbreviated rate review to adjust our prices to include $333.4 million of additional investment in the La Cygne Generating Station (La Cygne) environmental upgrades and to reflect cost reductions elsewhere. If approved, we estimate that the new prices will increase our annual retail revenues by approximately $31.7 million. We expect the KCC to issue an order on our request in late 2013.

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

All of our level 2 investments are held in investment funds that are measured at fair value using daily net asset values. In addition, we maintain certain level 3 investments in private equity, alternative investments and real estate securities that are also measured at fair value using net asset value, but require significant unobservable market information to measure the fair value of the underlying investments. The underlying investments in private equity are measured at fair value utilizing both market- and income-based models, public company comparables, investment cost or the value derived from subsequent financings. Adjustments are made when actual performance differs from expected performance; when market, economic or company-specific conditions change; and when other news or events have a material impact on the security. The underlying alternative investments include collateralized debt obligations, mezzanine debt and a variety of other investments. The fair value of these investments are measured using a variety of primarily market-based models utilizing inputs such as security prices, maturity, call features, ratings and other developments related to specific securities. The underlying real estate investments are measured at fair value using a combination of market- and income-based models utilizing market discount rates, projected cash flows and the estimated value into perpetuity.

We measure fair value based on information available as of the measurement date. The following table provides the carrying values and measured fair values of our fixed-rate debt.

	As of June 30, 2013		As of December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
Fixed-rate debt	$2,852,500	$3,094,753	$2,702,500	$3,178,752
Fixed-rate debt of VIEs	222,149	245,022	247,624	275,341

Recurring Fair Value Measurements

The following table provides the amounts and their corresponding level of hierarchy for our assets that are measured at fair value.

As of June 30, 2013	Level 1	Level 2	Level 3	Total
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity	$—	$44,571	$5,014	$49,585
International equity	—	28,118	—	28,118
Core bonds	—	16,423	—	16,423
High-yield bonds	—	12,171	—	12,171
Emerging market bonds	—	9,949	—	9,949
Other fixed income	—	4,605	—	4,605
Combination debt/equity/other funds	—	15,377	—	15,377
Alternative investments	—	—	15,234	15,234
Real estate securities	—	—	8,161	8,161
Cash equivalents	8	—	—	8
Total Nuclear Decommissioning Trust	8	131,214	28,409	159,631
Trading Securities (a):
Domestic equity	—	16,812	—	16,812
International equity	—	4,175	—	4,175
Core bonds	—	11,297	—	11,297
Cash equivalents	166	—	—	166
Total Trading Securities	166	32,284	—	32,450
Total Assets Measured at Fair Value	$174	$163,498	$28,409	$192,081

As of December 31, 2012	Level 1	Level 2	Level 3	Total
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity	$—	$56,157	$4,899	$61,056
International equity	—	30,041	—	30,041
Core bonds	—	28,350	—	28,350
High-yield bonds	—	8,782	—	8,782
Emerging market bonds	—	6,428	—	6,428
Combination debt/equity fund	—	8,194	—	8,194
Real estate securities	—	—	7,865	7,865
Cash equivalents	38	—	—	38
Total Nuclear Decommissioning Trust	38	137,952	12,764	150,754
Trading Securities:
Domestic equity	—	22,470	—	22,470
International equity	—	5,744	—	5,744
Core bonds	—	15,104	—	15,104
Cash equivalents	166	—	—	166
Total Trading Securities	166	43,318	—	43,484
Total Assets Measured at Fair Value	$204	$181,270	$12,764	$194,238
 _______________

(a)	The decrease in the fair value of trading securities was due to withdrawing $14.3 million.

The following table provides reconciliations of assets and liabilities measured at fair value using significant level 3 inputs for the three and six months ended June 30, 2013.

	Domestic Equity	Alternative Investments	Real Estate Securities	Net Balance
	(In Thousands)
Balance as of March 31, 2013	$4,785	$15,000	$8,027	$27,812
Total realized and unrealized gains (losses) included in:
Regulatory liabilities	229	234	134	597
Purchases	72	—	71	143
Sales	(72)	—	(71)	(143)
Balance as of June 30, 2013	$5,014	$15,234	$8,161	$28,409

Balance as of December 31, 2012	$4,899	$—	$7,865	$12,764
Total realized and unrealized gains (losses) included in:
Regulatory liabilities	197	234	296	727
Purchases	135	15,000	140	15,275
Sales	(217)	—	(140)	(357)
Balance as of June 30, 2013	$5,014	$15,234	$8,161	$28,409

The following table provides reconciliations of assets and liabilities measured at fair value using significant level 3 inputs for the three and six months ended June 30, 2012.

	Domestic Equity	Real Estate Securities	Net Balance
	(In Thousands)
Balance as of March 31, 2012	$4,100	$7,271	$11,371
Total realized and unrealized gains (losses) included in:
Regulatory liabilities	104	178	282
Purchases	589	62	651
Sales	(13)	(62)	(75)
Balance as of June 30, 2012	$4,780	$7,449	$12,229

Balance as of December 31, 2011	$3,931	$7,095	$11,026
Total realized and unrealized gains (losses) included in:
Regulatory liabilities	193	354	547
Purchases	669	122	791
Sales	(13)	(122)	(135)
Balance as of June 30, 2012	$4,780	$7,449	$12,229

Portions of the gains and losses contributing to changes in net assets in the above tables are unrealized. The following tables summarize the unrealized gains and losses we recorded on our consolidated financial statements during the three and six months ended June 30, 2013 and 2012, attributed to level 3 assets and liabilities.

	Three Months Ended June 30, 2013
	Nuclear Decommissioning Trust
	Domestic Equity	Alternative Investments	Real Estate Securities	Net Balance
	(In Thousands)
Total unrealized gains (losses) included in:
Regulatory liabilities	$157	$234	$62	$453

	Six Months Ended June 30, 2013
Total unrealized gains (losses) included in:
Regulatory liabilities	$(20)	$234	$155	$369

	Three Months Ended June 30, 2012
	Nuclear Decommissioning Trust
	Domestic Equity	Real Estate Securities	Net Balance
	(In Thousands)
Total unrealized gains (losses) included in:
Regulatory liabilities	$91	$116	$207

	Six Months Ended June 30, 2012
Total unrealized gains (losses) included in:
Regulatory liabilities	$180	$232	$412

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

	As of June 30, 2013		As of December 31, 2012		As of June 30, 2013
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Frequency	Length of Settlement
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity	$5,014	$889	$4,899	$1,024	(a)	(a)
Alternative investments	15,234	—	—	—	(b)	(b)
Real estate securities	8,161	—	7,865	—	Quarterly	80 days
Total Nuclear Decommissioning Trust	28,409	889	12,764	1,024

Trading Securities:
Domestic equity	16,812	—	22,470	—	Upon Notice	1 day
International equity	4,175	—	5,744	—	Upon Notice	1 day
Core bonds	11,297	—	15,104	—	Upon Notice	1 day
Total Trading Securities	32,284	—	43,318	—
Total	$60,693	$889	$56,082	$1,024
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

Trading Securities

We hold equity and debt investments in a trust used to fund retirement benefits that we classify as trading securities. We include unrealized gains or losses on these securities in investment earnings on our consolidated statements of income. For the three and six months ended June 30, 2013, we recorded unrealized losses on these investments of $6.2 million and $3.7 million, respectively. For the three and six months ended June 30, 2012, we recorded an unrealized loss of $1.8 million and unrealized gain of $1.8 million respectively.

Available-for-Sale Securities

We hold investments in equity, debt and real estate securities in a trust for the purpose of funding the decommissioning of Wolf Creek. We have classified these investments as available-for-sale and have recorded all such investments at their fair market value as of June 30, 2013, and December 31, 2012. As of June 30, 2013, the fair value of available-for-sale bond funds was $43.1 million. The NDT did not have investments in debt securities outside of investment funds as of June 30, 2013.

Using the specific identification method to determine cost, we realized gains on our available-for-sale securities of $3.2 million and $4.5 million, respectively, during the three and six months ended June 30, 2013. During the three and six months ended June 30, 2012, we realized gains of $0.4 million and $0.6 million, respectively. We record net realized and unrealized gains and losses in regulatory liabilities on our consolidated balance sheets. This reporting is consistent with the method we use to account for the decommissioning costs we recover in our prices. Gains or losses on assets in the trust fund are recorded as increases or decreases to regulatory liabilities and could result in lower or higher funding requirements for decommissioning costs, which we believe would be reflected in the prices paid by our customers.

The following table presents the cost, gross unrealized gains and losses, fair value and allocation of investments in the NDT fund as of June 30, 2013, and December 31, 2012.

		Gross Unrealized
Security Type	Cost	Gain	Loss	Fair Value	Allocation
	(Dollars In Thousands)
As of June 30, 2013
Domestic equity	$38,515	$11,071	$(1)	$49,585	30%
International equity	26,301	2,299	(482)	28,118	18%
Core bonds	16,404	19	—	16,423	10%
High-yield bonds	11,554	617	—	12,171	8%
Emerging market bonds	10,462	—	(513)	9,949	6%
Other fixed income	4,616	—	(11)	4,605	3%
Combination debt/equity/other funds	14,377	1,342	(342)	15,377	10%
Alternative investments	15,000	234	—	15,234	10%
Real estate securities	10,122	—	(1,961)	8,161	5%
Cash equivalents	8	—	—	8	<1%
Total	$147,359	$15,582	$(3,310)	$159,631	100%

As of December 31, 2012
Domestic equity	$53,598	$7,458	$—	$61,056	41%
International equity	28,248	1,793	—	30,041	20%
Core bonds	27,309	1,041	—	28,350	19%
High-yield bonds	8,022	760	—	8,782	6%
Emerging market bonds	6,080	348	—	6,428	4%
Combination debt/equity fund	8,074	120	—	8,194	5%
Real estate securities	9,981	—	(2,116)	7,865	5%
Cash equivalents	38	—	—	38	<1%
Total	$141,350	$11,520	$(2,116)	$150,754	100%

The following table presents the fair value and the gross unrealized losses of the available-for-sale securities held in the NDT fund aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2013, and December 31, 2012.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
As of June 30, 2013
Domestic equity	$1,543	$(1)	$—	$—	$1,543	$(1)
International equity	5,712	(482)	—	—	5,712	(482)
Emerging market bonds	9,949	(513)	—	—	9,949	(513)
Other fixed income	4,605	(11)	—	—	4,605	(11)
Combination debt/equity/other funds	5,854	(342)	—	—	5,854	(342)
Real estate securities	—	—	8,161	(1,961)	8,161	(1,961)
Total	$27,663	$(1,349)	$8,161	$(1,961)	$35,824	$(3,310)

As of December 31, 2012
Real estate securities	$—	$—	$7,865	$(2,116)	$7,865	$(2,116)

6. DEBT FINANCING

In June 2013, KGE redeemed two pollution control bond issues with an aggregate principal amount of $100.0 million and stated interest rates of 5.60% and 6.00%.

In March 2013, Westar Energy issued $250.0 million principal amount of first mortgage bonds bearing stated interest of 4.10% and maturing in April 2043. Proceeds were used to repay short-term debt, which had been used primarily to purchase capital equipment, to redeem bonds and for working capital and general corporate purposes.

7. TAXES

We recorded income tax expense of $29.3 million with an effective income tax rate of 30% for the three months ended June 30, 2013, and income tax expense of $28.3 million with an effective income tax rate of 31% for the same period of 2012. We recorded income tax expense of $54.1 million with an effective income tax rate of 31% for the six months ended June 30, 2013, and income tax expense of $40.8 million with an effective income tax rate of 30% for the same period of 2012. The decrease in the effective income tax rate for the three months ended June 30, 2013, was due primarily to an increase in non-taxable income from corporate-owned life insurance (COLI).

The Internal Revenue Service (IRS) has examined our federal income tax return filed for tax year 2010 and the amended federal income tax returns we filed for tax years 2007, 2008 and 2009. The examination results, which were approved by the Joint Committee on Taxation of the U.S. Congress and accepted by the IRS in April 2013, did not have a significant impact on our consolidated statements of income or cash flows.

As of June 30, 2013, and December 31, 2012, our liability for unrecognized income tax benefits was $1.2 million. We do not expect significant changes in this liability in the next 12 months.

As of June 30, 2013, and December 31, 2012, we had $0.2 million accrued for interest on our liability related to unrecognized income tax benefits. We accrued no penalties at either June 30, 2013, or December 31, 2012.

As of June 30, 2013, and December 31, 2012, we had recorded $1.5 million for probable assessments of taxes other than income taxes.

8. PENSION AND POST-RETIREMENT BENEFIT PLANS

The following tables summarize the net periodic costs for our pension and post-retirement benefit plans prior to the effects of capitalization.

	Pension Benefits		Post-retirement Benefits
Three Months Ended June 30,	2013	2012	2013	2012
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$5,355	$4,889	$507	$514
Interest cost	9,630	9,894	1,502	1,574
Expected return on plan assets	(8,351)	(8,070)	(1,672)	(1,372)
Amortization of unrecognized:
Transition obligation, net	—	—	81	978
Prior service costs	150	153	631	631
Actuarial loss, net	8,479	8,194	281	376
Net periodic cost before regulatory adjustment	15,263	15,060	1,330	2,701
Regulatory adjustment (a)	783	(2,005)	717	(278)
Net periodic cost	$16,046	$13,055	$2,047	$2,423
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

	Pension Benefits		Post-retirement Benefits
Six Months Ended June 30,	2013	2012	2013	2012
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$10,710	$9,777	$1,014	$1,029
Interest cost	19,260	19,789	3,004	3,149
Expected return on plan assets	(16,702)	(16,142)	(3,345)	(2,746)
Amortization of unrecognized:
Transition obligation, net	—	—	162	1,956
Prior service costs	300	307	1,262	1,262
Actuarial loss, net	16,957	16,389	562	752
Net periodic cost before regulatory adjustment	30,525	30,120	2,659	5,402
Regulatory adjustment (a)	1,567	(9,250)	1,434	40
Net periodic cost	$32,092	$20,870	$4,093	$5,442
_______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

During the six months ended June 30, 2013 and 2012, we contributed $17.7 million and $49.4 million, respectively, to the Westar Energy pension trust.

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

	Pension Benefits		Post-retirement Benefits
Three Months Ended June 30,	2013	2012	2013	2012
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$1,708	$1,516	$52	$48
Interest cost	1,891	1,884	103	103
Expected return on plan assets	(1,843)	(1,644)	—	—
Amortization of unrecognized:
Transition obligation, net	—	—	—	14
Prior service costs	14	1	—	—
Actuarial loss, net	1,355	1,341	66	58
Net periodic cost before regulatory adjustment	3,125	3,098	221	223
Regulatory adjustment (a)	(203)	(484)	—	—
Net periodic cost	$2,922	$2,614	$221	$223
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

	Pension Benefits		Post-retirement Benefits
Six Months Ended June 30,	2013	2012	2013	2012
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$3,417	$3,031	$104	$96
Interest cost	3,782	3,769	206	205
Expected return on plan assets	(3,686)	(3,289)	—	—
Amortization of unrecognized:
Transition obligation, net	—	—	—	29
Prior service costs	28	3	—	—
Actuarial loss, net	2,710	2,683	132	117
Net periodic cost before regulatory adjustment	6,251	6,197	442	447
Regulatory adjustment (a)	(406)	(1,514)	—	—
Net periodic cost	$5,845	$4,683	$442	$447
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

During the six months ended June 30, 2013 and 2012, we funded $3.7 million and $9.0 million, respectively, of Wolf Creek's pension plan contributions.

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

Under the federal Clean Air Act, the EPA sets National Ambient Air Quality Standards (NAAQS) for certain emissions considered harmful to public health and the environment, including two classes of PM, NOx (a precursor to ozone), CO and SO2, which result from fossil fuel combustion. Areas meeting the NAAQS are designated attainment areas while those that do not meet the NAAQS are considered nonattainment areas. Each state must develop a plan to bring nonattainment areas into compliance with the NAAQS. NAAQS must be reviewed by the EPA at five-year intervals. KDHE proposed to designate portions of the Kansas City area nonattainment for the eight-hour ozone standard, which has the potential to impact our operations. The EPA has not acted on KDHE's proposed designation of the Kansas City area and it is uncertain when, or if, such a designation might occur. The Wichita area also exceeded the eight-hour ozone standard and could be designated nonattainment in the future potentially impacting our operations.

In December 2012, the EPA strengthened an existing NAAQS for one class of PM. By the end of 2014, the EPA anticipates making final attainment/nonattainment designations under this rule and expects to issue a final implementation rule. We are currently evaluating the rule, however, we cannot at this time predict the impact it may have on our operations or consolidated financial results, but it could be material.

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

Air Emissions

The operation of power plants results in emissions of mercury, acid gases and other air toxics. In 2012, the EPA's Mercury and Air Toxics Standards (MATS) for power plants became effective, which replaces the prior federal Clean Air Mercury Rule (CAMR) and requires significant reductions in mercury, acid gases and other emissions. Companies impacted by the new standards will have up to three years, or four years with approval from a state environmental regulatory agency, and in certain limited circumstances up to five years, from the effective date to comply. We have obtained approval from our state environmental regulatory agency and expect to be compliant with the new standards by April 2016. We continue to evaluate the new standards and believe that our related investment will be less than $16.0 million.

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

In August 2012, the U.S. Court of Appeals for the District of Columbia Circuit vacated CSAPR and remanded the rule to the EPA to promulgate a replacement. In October 2012, the EPA filed a petition with the circuit court requesting a rehearing before the full court, which was declined in January 2013. The EPA subsequently petitioned the U.S. Supreme Court to review the circuit court's ruling and the petition was granted in June 2013. We cannot at this time predict the outcome of the U.S. Supreme Court's review; however, based on our current and planned environmental controls, if the regulations were to be reinstated or replaced, either in part or in whole, we do not believe the impact on our operations and consolidated financial results would be material.

Greenhouse Gases

Under regulations known as the Tailoring Rule, the EPA regulates greenhouse gas (GHG) emissions from certain stationary sources. The regulations are being implemented pursuant to two federal Clean Air Act programs which impose recordkeeping and monitoring requirements and also mandate the implementation of best available control technology (BACT) for projects that cause a significant increase in GHG emissions (defined to be more than 75,000 tons or more per year or 100,000 tons or more per year, depending on various factors). The EPA has issued guidance on what BACT entails for the control of GHGs and individual states are now required to determine what controls are required for facilities within their jurisdiction on a case-by-case basis. We cannot at this time determine the impact of these regulations on our future operations and consolidated financial results, but we believe the cost of compliance with the regulations could be material.

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

EPA Consent Decree

As part of a 2010 settlement of a lawsuit filed by the Department of Justice on behalf of the EPA, we are installing selective catalytic reduction (SCR) equipment on one of three Jeffrey Energy Center (JEC) coal units by the end of 2014, which we estimate will cost approximately $240.0 million. The settlement also required that we determine whether we needed to install additional SCR equipment on another JEC unit or if we can meet agreed upon plant-wide NOx emissions reduction limits using other controls. We have informed the EPA that we believe we can meet the terms of the settlement by installing less expensive NOx reduction equipment rather than additional SCR equipment. We plan to complete these projects in 2014 and to recover the costs to install the equipment through our ECRR, but such recovery remains subject to the approval of our regulators.

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

12. COMMON STOCK

In addition to forward sale transactions entered into during prior periods, during the six months ended June 30, 2013, Westar Energy entered into transactions with respect to an aggregate of approximately 2.2 million shares of common stock. Westar Energy must settle such transactions within 18 months of the date each transaction was entered. Assuming physical share settlement of the approximately 4.0 million shares associated with all forward sale transactions as of June 30, 2013, Westar Energy would have received aggregate proceeds of approximately $115.8 million based on a forward price of $29.23 per share.

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

Railcars

We leased railcars from an unrelated trust to transport coal to some of our power plants. We consolidated the trust as a VIE until the agreement expired in May 2013. As a result of deconsolidating the trust, property, plant and equipment of VIEs, net, and noncontrolling interests decreased $14.3 million.

We also lease railcars from another unrelated trust under an agreement that expires in November 2014. The trust was financed with an equity contribution from an owner participant and debt issued by the trust. The trust was created specifically to purchase the railcars and lease them to us, and does not hold any other assets. We meet the requirements to be considered the primary beneficiary of this trust. In determining the primary beneficiary of the trust, we concluded that the activities of the trust that most significantly impact its economic performance and that we have the power to direct include the operation, maintenance and repair of the railcars and our ability to exercise a purchase option at the end of the agreements at the lesser of fair value or a fixed amount. We have the potential to receive benefits from the trust that could potentially be significant if the fair value of the railcars at the end of the agreements is greater than the fixed amount. Our agreement with this trust also includes renewal options during which time we would pay a fixed amount of rent. We have the potential to receive benefits from the trust during the renewal period if the fixed amount of rent is less than the amount we would be required to pay under a new agreement.

Financial Statement Impact

We have recorded the following assets and liabilities on our consolidated balance sheets related to the VIEs described above.

	As of	As of
	June 30, 2013	December 31, 2012
	(In Thousands)
Assets:
Property, plant and equipment of variable interest entities, net	$301,998	$321,975
Regulatory assets (a)	6,330	5,810

Liabilities:
Current maturities of long-term debt of variable interest entities	$27,773	$25,942
Accrued interest (b)	3,475	3,948
Long-term debt of variable interest entities, net	195,203	222,743
_______________
(a) Included in long-term regulatory assets on our consolidated balance sheets.
(b) Included in accrued interest on our consolidated balance sheets.

All of the liabilities noted in the table above relate to the purchase of the property, plant and equipment. The assets of the VIEs can be used only to settle obligations of the VIEs and the VIEs' debt holders have no recourse to our general credit. We have not provided financial or other support to the VIEs and are not required to provide such support. We recorded no gain or loss upon initial consolidation of the VIEs or upon deconsolidation of the rail car VIE.

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

In Management's Discussion and Analysis, we discuss our operating results for the three and six months ended June 30, 2013, compared to the same period of 2012, our general financial condition and significant changes that occurred during 2013. As you read Management's Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

SUMMARY OF SIGNIFICANT ITEMS

Earnings Per Share

Following is a summary of our net income and basic EPS.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(Dollars In Thousands, Except Per Share Amounts)

Net income attributable to common stock	$67,188	$61,361	$5,827	$118,333	$88,642	$29,691
Earnings per common share, basic	0.53	0.48	0.05	0.93	0.70	0.23

Net income attributable to common stock and basic EPS increased due primarily to higher retail prices and lower selling, general and administrative expenses. Our having recorded additional COLI benefits contributed to the increase for the three months ended June 30, 2013, while lower depreciation expense contributed to the increase for the six months ended June 30, 2013. For both periods, lower retail electricity sales, which resulted primarily from cooler weather and reduced demand from certain industrial customers, and higher operating and maintenance expenses served to partially offset the aforementioned items. See the discussion under "—Operating Results" below for additional information.

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

Air Emissions

The operation of power plants results in emissions of mercury, acid gases and other air toxics. In 2012, the EPA's MATS for power plants became effective, which replaces the prior federal CAMR and requires significant reductions in mercury, acid gases and other emissions. Companies impacted by the new standards will have up to three years, or four years with approval from a state environmental regulatory agency, and in certain limited circumstances up to five years, from the effective date to comply. We have obtained approval from our state environmental regulatory agency and expect to be compliant with the new standards by April 2016. We continue to evaluate the new standards and believe that our related investment will be less than $16.0 million.

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

In August 2012, the U.S. Court of Appeals for the District of Columbia Circuit vacated CSAPR and remanded the rule to the EPA to promulgate a replacement. In October 2012, the EPA filed a petition with the circuit court requesting a rehearing before the full court, which was declined in January 2013. The EPA subsequently petitioned the U.S. Supreme Court to review the circuit court's ruling and the petition was granted in June 2013. We cannot at this time predict the outcome of the U.S. Supreme Court's review; however, based on our current and planned environmental controls, if the regulations were to be reinstated or replaced, either in part or in whole, we do not believe the impact on our operations and consolidated financial results would be material.

Greenhouse Gases

In March 2012, the EPA proposed a New Source Performance Standard (NSPS) that would limit carbon dioxide (CO2) emissions for new electric generating units. In June 2013, the President issued a memorandum directing the EPA to issue a new proposed NSPS for newly constructed electric generating units by September 30, 2013, and to issue a final order in a timely fashion after considering public comments. The EPA was also directed to issue proposed standards addressing CO2 emissions for modified, reconstructed and existing power plants by June 1, 2014, issue final rules by June 1, 2015, and require that states submit their implementation plans to the EPA no later than June 30, 2016. We cannot at this time determine the impact of such standards on our operations and consolidated financial results, but we believe the costs to comply could be material.

Under regulations known as the Tailoring Rule, the EPA regulates GHG emissions from certain stationary sources. The regulations are being implemented pursuant to two federal Clean Air Act programs which impose recordkeeping and monitoring requirements and also mandate the implementation of BACT for projects that cause a significant increase in GHG emissions (defined to be more than 75,000 tons or more per year or 100,000 tons or more per year, depending on various factors). The EPA has issued guidance on what BACT entails for the control of GHGs and individual states are now required to determine what controls are required for facilities within their jurisdiction on a case-by-case basis. We cannot at this time determine the impact of these regulations on our future operations and consolidated financial results, but we believe the costs to comply with the regulations could be material.

Regulation of Coal Combustion Byproducts

In the course of operating our coal generation plants, we produce coal combustion byproducts (CCBs), including fly ash, gypsum and bottom ash, which we must handle, recycle, process or dispose of. We recycle some of our ash production, principally by selling to the aggregate industry. In 2010, the EPA proposed a rule to regulate CCBs at the federal level, which we believe might impair our ability to recycle ash or require additional CCB handling, processing and storage equipment, or both. The EPA is expected to issue a final rule in 2014 or sooner. While we cannot at this time estimate the impact and costs associated with future regulations of CCBs, we believe the impact on our operations and consolidated financial results could be material.

National Ambient Air Quality Standards

Under the federal Clean Air Act, the EPA sets NAAQS for certain emissions considered harmful to public health and the environment, including two classes of PM, NOx (a precursor to ozone), CO and SO2, which result from fossil fuel combustion. Areas meeting the NAAQS are designated attainment areas while those that do not meet the NAAQS are considered nonattainment areas. Each state must develop a plan to bring nonattainment areas into compliance with the NAAQS. NAAQS must be reviewed by EPA at five-year intervals. KDHE proposed to designate portions of the Kansas City area nonattainment for the eight-hour ozone standard. The EPA has not acted on KDHE's proposed designation of the Kansas City area and it is uncertain when, or if, such a designation might occur. The Wichita area also exceeded the eight-hour ozone standard and could be designated nonattainment in the future potentially impacting our operations.

In September 2011, the President instructed the EPA not to implement the 2008 Ozone Standard since a new NAAQS for ozone is due to be proposed in 2013 and finalized in 2014. We are waiting on this new standard and cannot at this time predict the impact it may have on our operations, but it could be material.

In December 2012, the EPA strengthened an existing NAAQS for one class of PM. By the end of 2014, the EPA anticipates making final attainment/nonattainment designations under this rule and expects to issue a final implementation rule. We are currently evaluating the rule, however, we cannot at this time predict the impact it may have on our operations or consolidated financial results, but it could be material.

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
In April 2013, the EPA proposed revisions to the rules governing such discharges from fossil fueled power plants. Final action on the proposed rules is expected to occur in 2014. Although we cannot at this time determine the impact of the final regulations, more stringent regulations could have a material impact on our operations and consolidated financial results.

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

From December 31, 2012, through June 30, 2013, we did not experience any significant changes in our critical accounting estimates. For additional information, see our 2012 Form 10-K

OPERATING RESULTS

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

Three and Six Months Ended June 30, 2013, Compared to Three and Six Months Ended June 30, 2012

Below we discuss our operating results for the three and six months ended June 30, 2013, compared to the results for the three and six months ended June 30, 2012. Significant changes in results of operations shown in the table immediately below are further explained in the descriptions that follow.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(Dollars In Thousands, Except Per Share Amounts)
REVENUES:
Residential	$165,302	$176,893	$(11,591)	(6.6)	$330,678	$315,311	$15,367	4.9
Commercial	165,172	170,132	(4,960)	(2.9)	313,128	299,782	13,346	4.5
Industrial	92,820	95,960	(3,140)	(3.3)	183,745	181,380	2,365	1.3
Other retail	2,228	(2,363)	4,591	194.3	(944)	(5,281)	4,337	82.1
Total Retail Revenues	425,522	440,622	(15,100)	(3.4)	826,607	791,192	35,415	4.5
Wholesale	81,783	68,971	12,812	18.6	168,253	140,183	28,070	20.0
Transmission (a)	52,804	49,380	3,424	6.9	104,315	95,343	8,972	9.4
Other	9,480	7,289	2,191	30.1	16,626	15,222	1,404	9.2
Total Revenues	569,589	566,262	3,327	0.6	1,115,801	1,041,940	73,861	7.1
OPERATING EXPENSES:
Fuel and purchased power	152,700	147,680	5,020	3.4	304,452	275,334	29,118	10.6
Operating and maintenance	163,303	156,470	6,833	4.4	322,032	312,514	9,518	3.0
Depreciation and amortization	67,597	66,299	1,298	2.0	134,443	139,579	(5,136)	(3.7)
Selling, general and administrative	54,477	62,711	(8,234)	(13.1)	103,422	110,046	(6,624)	(6.0)
Total Operating Expenses	438,077	433,160	4,917	1.1	864,349	837,473	26,876	3.2
INCOME FROM OPERATIONS	131,512	133,102	(1,590)	(1.2)	251,452	204,467	46,985	23.0
OTHER INCOME (EXPENSE):
Investment earnings (losses)	1,690	(598)	2,288	382.6	5,749	3,727	2,022	54.3
Other income	13,711	7,537	6,174	81.9	17,427	21,127	(3,700)	(17.5)
Other expense	(2,354)	(2,416)	62	2.6	(7,715)	(7,969)	254	3.2
Total Other Income	13,047	4,523	8,524	188.5	15,461	16,885	(1,424)	(8.4)
Interest expense	45,798	44,823	975	2.2	90,082	86,869	3,213	3.7
INCOME BEFORE INCOME TAXES	98,761	92,802	5,959	6.4	176,831	134,483	42,348	31.5
Income tax expense	29,310	28,340	970	3.4	54,123	40,783	13,340	32.7
NET INCOME	69,451	64,462	4,989	7.7	122,708	93,700	29,008	31.0
Less: Net income attributable to noncontrolling interests	2,263	1,728	535	31.0	4,375	3,442	933	27.1
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	67,188	62,734	4,454	7.1	118,333	90,258	28,075	31.1
Preferred dividends	—	1,373	(1,373)	(100.0)	—	1,616	(1,616)	(100.0)
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$67,188	$61,361	$5,827	9.5	$118,333	$88,642	$29,691	33.5
BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC.	$0.53	$0.48	$0.05	10.4	$0.93	$0.70	$0.23	32.9
_______________
(a) Reflects revenue from an SPP network transmission tariff. For the three and six months ended June 30, 2013, our SPP network transmission costs were $44.6 million and $88.4 million, respectively. These amounts, less administration costs of $9.6 million and $18.5 million, respectively, were returned to us as revenue. For the three and six months ended June 30, 2012, our SPP network transmission costs were $42.3 million and $81.6 million, respectively. These amounts, less administration costs of $6.8 million and $13.0 million, respectively, were returned to us as revenue.

Gross Margin

Fuel and purchased power costs fluctuate with electricity sales and unit costs. As permitted by regulators, we adjust our retail prices to reflect changes in the costs of fuel and purchased power. Fuel and purchased power costs for wholesale customers are recovered at prevailing market prices or based on a predetermined formula with a price adjustment approved by FERC. As a result, changes in fuel and purchased power costs are offset in revenues with minimal impact on net income. For this reason, we believe gross margin is useful for understanding and analyzing changes in our operating performance from one period to the next. We calculate gross margin as total revenues, including transmission revenues, less the sum of fuel and purchased power costs and amounts billed by the SPP for network transmission costs. Accordingly, gross margin reflects transmission revenues and costs on a net basis. However, we record transmission costs as operating and maintenance expense on our consolidated statements of income. The following table summarizes our gross margin for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(Dollars In Thousands)
Revenues	$569,589	$566,262	$3,327	0.6	$1,115,801	$1,041,940	$73,861	7.1
Less: Fuel and purchased power expense	152,700	147,680	5,020	3.4	304,452	275,334	29,118	10.6
SPP network transmission costs	44,600	42,265	2,335	5.5	88,396	81,627	6,769	8.3
Gross Margin	$372,289	$376,317	$(4,028)	(1.1)	$722,953	$684,979	$37,974	5.5

The following table reflects changes in electricity sales for the three and six months ended June 30, 2013 and 2012. No electricity sales are shown for transmission or other as they are not directly related to the amount of electricity we sell.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(Thousands of MWh)
ELECTRICITY SALES:
Residential	1,460	1,629	(169)	(10.4)	3,003	3,044	(41)	(1.3)
Commercial	1,856	1,977	(121)	(6.1)	3,558	3,626	(68)	(1.9)
Industrial	1,312	1,418	(106)	(7.5)	2,624	2,779	(155)	(5.6)
Other retail	21	22	(1)	(4.5)	43	42	1	2.4
Total Retail	4,649	5,046	(397)	(7.9)	9,228	9,491	(263)	(2.8)
Wholesale	2,048	1,604	444	27.7	4,093	3,298	795	24.1
Total	6,697	6,650	47	0.7	13,321	12,789	532	4.2

Gross margin decreased during the three months ended June 30, 2013, compared to the same period of 2012 due primarily to lower retail revenues that were the result of decreased retail electricity sales. The lower retail electricity sales were attributable principally to cooler weather, which particularly impacts residential and commercial electricity sales. As measured by cooling degree days, the weather during the three months ended June 30, 2013, was 33% cooler than the same period of 2012, which represents a return to more normal weather. Contributing to the decrease in retail electricity sales was reduced demand from certain industrial customers. We expect this trend to continue through 2013.

Gross margin increased during the six months ended June 30, 2013, compared to the same period of 2012 due principally to higher retail revenues resulting from increased prices. The higher prices were offset in part by lower retail electricity sales that were due to the same reasons discussed above for the three month period. The weather during the six months ended June 30, 2013, was 37% cooler than the same period of 2012 as measured by cooling degree days.

Income from operations is the most directly comparable measure to our presentation of gross margin that is calculated and presented in accordance with GAAP in our consolidated statements of income. Our presentation of gross margin should not be considered in isolation or as a substitute for income from operations. Additionally, our presentation of gross margin may not be comparable to similarly titled measures reported by other companies. The following table reconciles income from operations with gross margin for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(Dollars In Thousands)
Gross margin	$372,289	$376,317	$(4,028)	(1.1)	$722,953	$684,979	$37,974	5.5
Add: SPP network transmission costs	44,600	42,265	2,335	5.5	88,396	81,627	6,769	8.3
Less: Operating and maintenance expense	163,303	156,470	6,833	4.4	322,032	312,514	9,518	3.0
Depreciation and amortization expense	67,597	66,299	1,298	2.0	134,443	139,579	(5,136)	(3.7)
Selling, general and administrative expense	54,477	62,711	(8,234)	(13.1)	103,422	110,046	(6,624)	(6.0)
Income from operations	$131,512	$133,102	$(1,590)	(1.2)	$251,452	$204,467	$46,985	23.0

Operating Expenses and Other Income and Expense Items

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(Dollars in Thousands)
Operating and maintenance expense	$163,303	$156,470	$6,833	4.4	$322,032	$312,514	$9,518	3.0

Operating and maintenance expense increased due principally to:

•	increases in property taxes of $4.6 million and $9.8 million, respectively, most of which was offset in retail revenues; and

•	higher SPP network transmission costs of $2.3 million and $6.8 million, respectively, most of which was also offset with higher revenues; however,

•
partially offsetting the increases for the six months ended June 30, 2013, were lower costs at Wolf Creek of $4.8 million. Wolf Creek incurred additional costs in 2012 due principally to an unscheduled outage.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(Dollars in Thousands)
Depreciation and amortization expense	$67,597	$66,299	$1,298	2.0	$134,443	$139,579	$(5,136)	(3.7)

Depreciation and amortization expense decreased during the six months ended June 30, 2013, compared to the same period of 2012 as a result of our having reduced depreciation rates in mid 2012 to reflect changes in the estimated useful lives of some of our assets. Partially offsetting this decrease was additional depreciation expense associated primarily with additions at our power plants, including air quality controls, and the addition of transmission facilities.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(Dollars in Thousands)
Selling, general and administrative expense	$54,477	$62,711	$(8,234)	(13.1)	$103,422	$110,046	$(6,624)	(6.0)

Selling, general and administrative expense decreased due primarily to:

•	lower post-retirement and other employee benefit costs of $6.8 million and $12.8 million, respectively, due principally to restructuring insurance contracts; and

•	lower labor costs of $3.4 million and $4.4 million, respectively, which in part reflect expenses recorded in 2012 related to sustainable cost reduction activities; however,

•
partially offsetting these decreases were higher pension costs of $3.3 million and $12.4 million, respectively, most of which were offset with higher revenues. These increased costs were principally a consequence of the financial crisis and the subsequent low interest rate environment.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(Dollars in Thousands)
Other income	$13,711	$7,537	$6,174	81.9	$17,427	$21,127	$(3,700)	(17.5)

Other income increased during the three months ended June 30, 2013, compared to the same period of 2012 due primarily to our having recorded an additional $6.5 million in COLI benefits. The decrease during the six months ended June 30, 2013, was a result principally of our having recorded $2.7 million less in COLI benefits and a $1.1 million decrease in equity AFUDC.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(Dollars in Thousands)
Income tax expense	$29,310	$28,340	$970	3.4	$54,123	$40,783	$13,340	32.7

Income tax expense increased due principally to higher income before income taxes.

FINANCIAL CONDITION

A number of factors affected amounts recorded on our balance sheet as of June 30, 2013, compared to December 31, 2012.

	As of	As of
	June 30, 2013	December 31, 2012	Change	% Change
	(Dollars in Thousands)
Property, plant and equipment, net	$7,255,280	$7,013,765	$241,515	3.4

Property, plant and equipment, net of accumulated depreciation, increased due primarily to additions at our power plants, including air quality controls, and the addition of transmission facilities.

	As of	As of
	June 30, 2013	December 31, 2012	Change	% Change
	(Dollars in Thousands)
Property, plant and equipment of variable interest entities, net	$301,998	$321,975	$(19,977)	(6.2)

Property, plant and equipment of variable interest entities, net of accumulated depreciation, decreased due to deconsolidating a rail car lease as discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements, "Variable Interest Entities," and depreciation.

	As of	As of
	June 30, 2013	December 31, 2012	Change	% Change
	(Dollars in Thousands)
Short-term debt	$410,000	$339,200	$70,800	20.9

Short-term debt increased due to increased issuances of commercial paper. We used proceeds from the issuances of short-term debt securities to fund our capital and on-going operating needs.

	As of	As of
	June 30, 2013	December 31, 2012	Change	% Change
	(Dollars in Thousands)
Long-term debt, net	$2,968,642	$2,819,271	$149,371	5.3

Long-term debt, net, increased due to the issuance of $250.0 million principal amount of first mortgage bonds. This increase was partially offset by our redemption of two pollution control bond issues with an aggregate principle amount of $100.0 million. Both the issuance and redemptions are further discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements, "Debt Financing."

	As of	As of
	June 30, 2013	December 31, 2012	Change	% Change
	(Dollars in Thousands)
Deferred income taxes	$1,233,893	$1,197,837	$36,056	3.0

Long-term deferred income tax liabilities increased due primarily to the use of bonus and accelerated depreciation methods during the period.

	As of	As of
	June 30, 2013	December 31, 2012	Change	% Change
	(Dollars in Thousands)
Current maturities of long-term debt of variable interest entities	$27,773	$25,942	$1,831	7.1
Long-term debt of variable interest entities	195,203	222,743	(27,540)	(12.4)
Total long-term debt of variable interest entities	$222,976	$248,685	$(25,709)	(10.3)

Total long-term debt of variable interest entities decreased due to the VIEs that hold the JEC and La Cygne leasehold interests having made principal payments totaling $25.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Available sources of funds to operate our business include internally generated cash, short-term borrowings under Westar Energy's commercial paper program and revolving credit facilities, and access to capital markets. We expect to meet our day-to-day cash requirements including, among other items, fuel and purchased power, dividends, interest payments, income taxes and pension contributions, using primarily internally generated cash and short-term borrowings. To meet the cash requirements for our capital investments, we expect to use internally generated cash, short-term borrowings, and proceeds from the issuance of debt and equity securities in the capital markets. We also use proceeds from the issuance of securities to repay short-term borrowings, when such balances are of sufficient size and it makes economic sense to do so, and for working capital and general corporate purposes. Uncertainties affecting our ability to meet cash requirements include, among others, factors affecting revenues described in "—Operating Results" above, economic conditions, regulatory actions, compliance with environmental regulations and conditions in the capital markets.

Short-Term Borrowings

Westar Energy has a commercial paper program pursuant to which it may issue up to a maximum aggregate amount outstanding at any one time of $1.0 billion. This program is supported by Westar Energy's revolving credit facilities described below. Maturities of commercial paper issuances may not exceed 365 days from the date of issuance and proceeds from such issuances will be used to temporarily fund capital expenditures, to repay borrowings under Westar Energy's revolving credit facilities, for working capital and/or for other general corporate purposes. As of July 30, 2013, Westar Energy had issued $399.1 million of commercial paper.

Westar Energy has two revolving credit facilities in the amounts of $730.0 million and $270.0 million. In July 2013, Westar Energy extended the term of the $730.0 million facility to September 2017, while the other facility terminates in February 2016. As long as there is no default under the facilities, each facility may be extended an additional year and the aggregate amount of borrowings under the facilities may be increased to $1.0 billion and $400.0 million, respectively, subject to lender participation. All borrowings under the facilities are secured by KGE first mortgage bonds. Total combined borrowings under the revolving credit facilities and the commercial paper program may not exceed $1.0 billion at any given time. As of July 30, 2013, no amounts were borrowed and $16.2 million of letters of credit had been issued under the $730.0 million facility. No amounts were borrowed and no letters of credit were issued under the $270.0 million facility as of the same date.

Long-term Debt Financing

In June 2013, KGE redeemed two pollution control bond series with an aggregate principal amount of $100.0 million and stated interest rates of 5.60% and 6.00%.

In March 2013, Westar Energy issued $250.0 million principal amount of first mortgage bonds bearing stated interest of 4.10% and maturing in April 2043. Proceeds were used to repay short-term debt, which had been used primarily to purchase capital equipment, to redeem bonds and for working capital and general corporate purposes.

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

As of July 30, 2013, our ratings with the agencies are as shown in the table below.

	Westar Energy First Mortgage Bond Rating	KGE First Mortgage Bond Rating	Westar Energy Commercial Paper	Rating Outlook
Moody’s	A3	A3	P-2	Stable
S&P	A-	A-	A-2	Positive
Fitch	A-	A-	F2	Stable

Common Stock

In addition to forward sale transactions entered into during prior periods, during the six months ended June 30, 2013, Westar Energy entered into transactions with respect to an aggregate of approximately 2.2 million shares of common stock. Westar Energy must settle such transactions within 18 months of the date each transaction was entered. Assuming physical share settlement of the approximately 4.0 million shares associated with all forward sale transactions as of June 30, 2013, Westar Energy would have received aggregate proceeds of approximately $115.8 million based on a forward price of $29.23 per share.

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
Summary of Cash Flows

	Six Months Ended June 30,
	2013	2012	Change	% Change
	(Dollars In Thousands)
Cash flows from (used in):
Operating activities	$231,310	$103,179	$128,131	124.2
Investing activities	(301,318)	(419,790)	118,472	28.2
Financing activities	68,152	319,726	(251,574)	(78.7)
Net (decrease) increase in cash and cash equivalents	$(1,856)	$3,115	$(4,971)	(159.6)

Cash Flows from Operating Activities

Cash flows from operating activities increased due principally to our having received $97.8 million more from retail and wholesale customers, our having contributed $39.8 million less to pension and post-retirement benefit plans, our having paid $29.7 million in 2012 to settle treasury yield hedge transactions and our having paid $14.8 million less for fuel and purchased power. Partially offsetting these increases was our having paid $31.2 million more for the planned Wolf Creek refueling and maintenance outage.
Cash Flows used in Investing Activities
Cash flows used in investing activities decreased due primarily to our having received $84.8 million more in proceeds from our COLI investment and our having invested $18.6 million less in additions to property, plant and equipment.

Cash Flows from Financing Activities

Cash flows from financing activities decreased due principally to our having received $295.7 million less in proceeds from the issuance of long-term debt and our having repaid $81.8 million more of borrowings against the cash surrender value of COLI. Partially offsetting these decreases was our having retired $120.6 million less of long-term debt in the six months ended June 30, 2013.

Pension Contribution

During the six months ended June 30, 2013, we contributed $17.7 million to the Westar Energy pension trust and funded $3.7 million of Wolf Creek's pension plan contributions.

OFF-BALANCE SHEET ARRANGEMENTS

From December 31, 2012, through June 30, 2013, our off-balance sheet arrangements did not change materially. For additional information, see our 2012 Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

From December 31, 2012, through June 30, 2013, our contractual obligations and commercial commitments did not change materially outside the ordinary course of business. For additional information, see our 2012 Form 10-K.

OTHER INFORMATION

Changes in Prices

KCC Proceedings

In July 2013, the KCC issued an order allowing us to adjust our prices to include updated transmission costs as reflected in the transmission formula rate discussed below. The new prices were effective in March 2013 and are expected to increase our annual retail revenues by approximately $11.8 million

In May 2013, the KCC issued an order allowing us to adjust our prices to include costs associated with 2012 investments in environmental projects. The new prices were effective in June 2013 and are expected to increase our annual retail revenues by approximately $27.3 million.

In April 2013, we filed with the KCC for an abbreviated rate review to adjust our prices to include $333.4 million of additional investment in the La Cygne environmental upgrades and to reflect cost reductions elsewhere. If approved, we estimate that the new prices will increase our annual retail revenues by approximately $31.7 million. We expect the KCC to issue an order on our request in late 2013.

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

Employees

As of July 30, 2013, we had 2,286 employees, 1,257 of which were covered under a contract with Locals 304 and 1523 of the International Brotherhood of Electrical Workers. The initial term of this contract expired June 30, 2013; however, provisions of the contract cause it to remain in force on a year-to-year basis unless either party provides a notice of termination. With neither party having provided such notice, the contract remains in effect until at least June 30, 2014. We are currently in negotiations to extend the contract.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in commodity prices, counterparty credit, interest rates, and debt and equity instrument values. From December 31, 2012, to June 30, 2013, no significant changes occurred in our market risk exposure. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2012 Form 10-K for additional information.

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on legal proceedings is set forth in Notes 3, 10 and 11 of the Notes to Condensed Consolidated Financial Statements, "Rate Matters and Regulation," "Commitments and Contingencies" and "Legal Proceedings," respectively, which are incorporated herein by reference.

ITEM 1A. RISK FACTORS

     There were no material changes in our risk factors from December 31, 2012, through June 30, 2013. For additional information, see our 2012 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In addition to information included in our Form 10-Q filed on May 8, 2013, during the three-month period ended June 30, 2013, Westar Energy entered into forward transactions pursuant to the forward sale agreement dated March 21, 2013, between Westar Energy, Inc. and The Bank of New York Mellon (filed as Exhibit 10.1 to the Form 8-K filed on March 22, 2013) and the Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC and The Bank of New York Mellon (filed as Exhibit 1.1 to the Form 8-K filed on March 22, 2013) in respect to an aggregate of approximately 0.9 million shares of Westar Energy common stock.

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

The forward transactions were entered into pursuant to the terms of the letter dated October 6, 2003, submitted by Robert W. Reeder and Leslie N. Silverman to Paula Dubberly of the staff of the Securities and Exchange Commission (Staff), to which the Staff responded in an interpretive letter dated October 9, 2003. As required by such letter, the shares of Westar Energy common stock sold by BNY Mellon Capital markets, LLC to hedge the forward transactions were sold pursuant to an effective Westar Energy registration statement (registration No. 333-187398) filed on March 20, 2013.

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

ITEM 6. EXHIBITS

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended June 30, 2013
31(b)	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended June 30, 2013
32
Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended June 30, 2013 (furnished and not to be considered filed as part of the Form 10-Q)

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

WESTAR ENERGY, INC.

Date:	August 7, 2013	By:	/s/ Anthony D. Somma
Anthony D. Somma
Senior Vice President, Chief Financial Officer and Treasurer