Form 10-Q
period 2013-09-30
WESTAR ENERGY INC /KS
filed 2013-11-07
CIK 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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
Large accelerated filer    X      Accelerated filer            Non-accelerated filer              Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes             No    X
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	127,154,166 shares
(Class)	(Outstanding at October 30, 2013)

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition
2012 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2012
AFUDC	Allowance for funds used during construction
BACT	Best Available Control Technology
CAMR	Clean Air Mercury Rule
CCB	Coal combustion byproduct
CO	Carbon monoxide
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
CSAPR	Cross-State Air Pollution Rule
ECRR	Environmental Cost Recovery Rider
EPA	Environmental Protection Agency
EPS	Earnings per share
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
IRS	Internal Revenue Service
JEC	Jeffrey Energy Center
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
KGE	Kansas Gas and Electric Company
La Cygne	La Cygne Generating Station
MATS	Mercury and Air Toxics Standards
Moody’s	Moody’s Investors Service
MWh	Megawatt hour(s)
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trust
NOx	Nitrogen oxides
NSPS	New Source Performance Standard
PM	Particulate matter
RSU	Restricted share unit
S&P	Standard & Poor’s Ratings Services
SCR	Selective catalytic reduction
SO2	Sulfur dioxide
SPP	Southwest Power Pool
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

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

-	the difficulty of predicting the amount and timing of changes in demand for electricity, including with respect to emerging distributed generation technologies,

-	weather conditions and their effect on sales of electricity as well as on prices of energy commodities,

-	equipment damage from storms and extreme weather,

-	economic and capital market conditions, including the impact of inflation or deflation, changes in interest rates, the cost and availability of capital and the market for trading wholesale energy,

-	the impact of changes in market conditions on employee benefit liability calculations, as well as actual and assumed investment returns on invested plan assets,

-	the impact of changes in estimates regarding our Wolf Creek Generating Station (Wolf Creek) decommissioning obligation,

-	the existence or introduction of competition into markets in which we operate,

-	the impact of frequently changing laws and regulations relating to air emissions, water emissions, waste management and other environmental matters,

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

PART I.    FINANCIAL INFORMATION
ITEM I.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
WESTAR ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Par Values)
(Unaudited)

	As of	As of
	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,923	$5,829
Restricted cash	387	573
Accounts receivable, net of allowance for doubtful accounts of $3,073 and $4,916, respectively	266,533	224,439
Fuel inventory and supplies	237,591	249,016
Prepaid expenses	12,780	15,847
Regulatory assets	145,909	114,895
Other	21,149	32,476
Total Current Assets	694,272	643,075
PROPERTY, PLANT AND EQUIPMENT, NET	7,350,935	7,013,765
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	299,312	321,975
OTHER ASSETS:
Regulatory assets	850,423	887,777
Nuclear decommissioning trust	167,548	150,754
Other	243,345	247,885
Total Other Assets	1,261,316	1,286,416
TOTAL ASSETS	$9,605,835	$9,265,231
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$250,000	$—
Current maturities of long-term debt of variable interest entities	27,764	25,942
Short-term debt	52,100	339,200
Accounts payable	178,213	180,825
Accrued dividends	43,199	41,743
Accrued taxes	100,180	58,624
Accrued interest	65,817	77,891
Regulatory liabilities	40,179	37,557
Other	96,643	84,359
Total Current Liabilities	854,095	846,141
LONG-TERM LIABILITIES:
Long-term debt, net	2,968,797	2,819,271
Long-term debt of variable interest entities, net	195,074	222,743
Deferred income taxes	1,296,909	1,197,837
Unamortized investment tax credits	189,140	191,512
Regulatory liabilities	286,475	285,618
Accrued employee benefits	550,037	564,870
Asset retirement obligations	158,904	152,648
Other	69,204	74,336
Total Long-Term Liabilities	5,714,540	5,508,835
COMMITMENTS AND CONTINGENCIES (See Notes 10 and 11)
EQUITY:
Westar Energy, Inc. Shareholders’ Equity:
Common stock, par value $5 per share; authorized 275,000,000 shares; issued and outstanding 127,064,039 shares and 126,503,748 shares, respective to each date	635,320	632,519
Paid-in capital	1,669,792	1,656,972
Retained earnings	727,568	606,649
Total Westar Energy, Inc. Shareholders’ Equity	3,032,680	2,896,140
Noncontrolling Interests	4,520	14,115
Total Equity	3,037,200	2,910,255
TOTAL LIABILITIES AND EQUITY	$9,605,835	$9,265,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,
	2013	2012
REVENUES	$694,974	$695,758
OPERATING EXPENSES:
Fuel and purchased power	178,562	177,506
Operating and maintenance	169,100	149,001
Depreciation and amortization	68,861	65,061
Selling, general and administrative	54,245	54,300
Total Operating Expenses	470,768	445,868
INCOME FROM OPERATIONS	224,206	249,890
OTHER INCOME (EXPENSE):
Investment earnings	2,863	2,729
Other income	12,321	6,115
Other expense	(6,195)	(6,278)
Total Other Income	8,989	2,566
Interest expense	45,708	45,017
INCOME BEFORE INCOME TAXES	187,487	207,439
Income tax expense	52,392	66,372
NET INCOME	135,095	141,067
Less: Net income attributable to noncontrolling interests	1,970	1,786
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$133,125	$139,281
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC. (See Note 2):
Basic earnings per common share	$1.04	$1.10
Diluted earnings per common share	$1.04	$1.09
AVERAGE EQUIVALENT COMMON SHARES OUTSTANDING:
Basic	127,444,792	126,783,248
Diluted	128,111,472	127,134,524
DIVIDENDS DECLARED PER COMMON SHARE	$0.34	$0.33

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
REVENUES	$1,810,776	$1,737,698
OPERATING EXPENSES:
Fuel and purchased power	483,014	452,840
Operating and maintenance	491,132	461,515
Depreciation and amortization	203,305	204,640
Selling, general and administrative	157,668	164,346
Total Operating Expenses	1,335,119	1,283,341
INCOME FROM OPERATIONS	475,657	454,357
OTHER INCOME (EXPENSE):
Investment earnings	8,612	6,456
Other income	29,748	27,242
Other expense	(13,911)	(14,246)
Total Other Income	24,449	19,452
Interest expense	135,790	131,886
INCOME BEFORE INCOME TAXES	364,316	341,923
Income tax expense	106,514	107,156
NET INCOME	257,802	234,767
Less: Net income attributable to noncontrolling interests	6,344	5,228
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	251,458	229,539
Preferred dividends	—	1,616
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$251,458	$227,923
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC. (See Note 2):
Basic earnings per common share	$1.97	$1.79
Diluted earnings per common share	$1.96	$1.79
AVERAGE EQUIVALENT COMMON SHARES OUTSTANDING:
Basic	127,318,462	126,638,992
Diluted	127,851,477	126,855,386
DIVIDENDS DECLARED PER COMMON SHARE	$1.02	$0.99

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$257,802	$234,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	203,305	204,640
Amortization of nuclear fuel	15,270	16,658
Amortization of deferred regulatory gain from sale leaseback	(4,121)	(4,121)
Amortization of corporate-owned life insurance	10,442	17,062
Non-cash compensation	6,148	5,482
Net deferred income taxes and credits	107,709	106,730
Stock-based compensation excess tax benefits	(502)	(1,628)
Allowance for equity funds used during construction	(9,473)	(9,096)
Changes in working capital items:
Accounts receivable	(42,400)	(40,740)
Fuel inventory and supplies	13,842	(19,634)
Prepaid expenses and other	2,992	14,680
Accounts payable	2,088	(7,201)
Accrued taxes	44,573	40,825
Other current liabilities	(53,042)	(88,402)
Changes in other assets	(22,682)	(1,061)
Changes in other liabilities	21,159	(15,005)
Cash Flows from Operating Activities	553,110	453,956
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(557,988)	(598,426)
Purchase of securities - trusts	(61,495)	(18,684)
Sale of securities - trusts	76,906	19,808
Investment in corporate-owned life insurance	(17,724)	(18,404)
Proceeds from investment in corporate-owned life insurance	147,591	16,501
Proceeds from federal grant	876	4,470
Investment in affiliated company	(2,694)	(6,550)
Other investing activities	(2,886)	(30)
Cash Flows used in Investing Activities	(417,414)	(601,315)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(287,741)	(71,544)
Proceeds from long-term debt	492,572	541,374
Retirements of long-term debt	(100,000)	(220,563)
Retirements of long-term debt of variable interest entities	(25,498)	(7,765)
Repayment of capital leases	(2,262)	(1,984)
Borrowings against cash surrender value of corporate-owned life insurance	57,948	64,479
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(145,418)	(18,369)
Stock-based compensation excess tax benefits	502	1,628
Preferred stock redemption	—	(22,567)
Issuance of common stock	4,526	5,348
Distributions to shareholders of noncontrolling interests	(1,657)	(3,252)
Cash dividends paid	(121,875)	(118,586)
Other financing activities	(2,699)	—
Cash Flows (used in) from Financing Activities	(131,602)	148,199
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,094	840
CASH AND CASH EQUIVALENTS:
Beginning of period	5,829	3,539
End of period	$9,923	$4,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in Thousands)
(Unaudited)

	Westar Energy, Inc. Shareholders
	Cumulative preferred stock shares	Cumulative preferred stock	Common stock shares	Common stock	Paid-in capital	Retained earnings	Non-controlling interests	Total equity
Balance as of December 31, 2011	214,363	$21,436	125,698,396	$628,492	$1,639,503	$501,216	$10,094	$2,800,741
Net income	—	—	—	—	—	229,539	5,228	234,767
Issuance of stock	—	—	185,604	928	4,420	—	—	5,348
Issuance of stock for compensation and reinvested dividends	—	—	485,073	2,425	4,126	—	—	6,551
Stock redemption	(214,363)	(21,436)	—	—	—	—	—	(21,436)
Tax withholding related to stock compensation	—	—	—	—	(3,318)	—	—	(3,318)
Preferred dividends	—	—	—	—	—	(1,616)	—	(1,616)
Dividends on common stock ($0.99 per share)	—	—	—	—	—	(126,091)	—	(126,091)
Stock compensation expense	—	—	—	—	5,443	—	—	5,443
Tax benefit on stock compensation	—	—	—	—	1,628	—	—	1,628
Distributions to shareholders of noncontrolling interests	—	—	—	—	—	—	(3,252)	(3,252)
Balance as of September 30, 2012	—	$—	126,369,073	$631,845	$1,651,802	$603,048	$12,070	$2,898,765

Balance as of December 31, 2012	—	$—	126,503,748	$632,519	$1,656,972	$606,649	$14,115	$2,910,255
Net income	—	—	—	—	—	251,458	6,344	257,802
Issuance of stock	—	—	143,602	718	3,808	—	—	4,526
Issuance of stock for compensation and reinvested dividends	—	—	416,689	2,083	4,850	—	—	6,933
Tax withholding related to stock compensation	—	—	—	—	(2,425)	—	—	(2,425)
Dividends on common stock ($1.02 per share)	—	—	—	—	—	(130,539)	—	(130,539)
Stock compensation expense	—	—	—	—	6,085	—	—	6,085
Tax benefit on stock compensation	—	—	—	—	502	—	—	502
Deconsolidation of variable interest entity	—	—	—	—	—	—	(14,282)	(14,282)
Distributions to shareholders of noncontrolling interests	—	—	—	—	—	—	(1,657)	(1,657)
Balance as of September 30, 2013	—	$—	127,064,039	$635,320	$1,669,792	$727,568	$4,520	$3,037,200

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

We provide electric generation, transmission and distribution services to approximately 693,000 customers in Kansas. Westar Energy provides these services in central and northeastern Kansas, including the cities of Topeka, Lawrence, Manhattan, Salina and Hutchinson. Kansas Gas and Electric Company (KGE), Westar Energy's wholly owned subsidiary, provides these services in south-central and southeastern Kansas, including the city of Wichita. Both Westar Energy and KGE conduct business using the name Westar Energy. Our corporate headquarters is located at 818 South Kansas Avenue, Topeka, Kansas 66612.

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

Use of Management's Estimates

When we prepare our condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to depreciation, unbilled revenue, valuation of investments, forecasted fuel costs included in our retail energy cost adjustment billed to customers, income taxes, pension and post-retirement benefits, our asset retirement obligations including the decommissioning of Wolf Creek, environmental issues, VIEs, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three and nine months ended September 30, 2013, are not necessarily indicative of the results to be expected for the full year.

Restricted Cash

Pursuant to Westar Energy's Articles of Incorporation, Westar Energy deposited cash in a separate bank account in 2012 to effect the redemption of all of Westar Energy's preferred stock.

Fuel Inventory and Supplies

We state fuel inventory and supplies at average cost. Following are the balances for fuel inventory and supplies stated separately.

	As of	As of
	September 30, 2013	December 31, 2012
	(In Thousands)
Fuel inventory	$78,517	$94,664
Supplies	159,074	154,352
Fuel inventory and supplies	$237,591	$249,016

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars In Thousands)
Borrowed funds	$2,964	$2,132	$8,132	$8,091
Equity funds	3,783	2,317	9,473	9,096
Total	$6,747	$4,449	$17,605	$17,187
Average AFUDC Rates	5.1%	4.6%	4.6%	5.2%

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

The following table reconciles our basic and diluted EPS from net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars In Thousands, Except Per Share Amounts)
Net income	$135,095	$141,067	$257,802	$234,767
Less: Net income attributable to noncontrolling interests	1,970	1,786	6,344	5,228
Net income attributable to Westar Energy, Inc.	133,125	139,281	251,458	229,539
Less: Preferred dividends	—	—	—	1,616
Net income allocated to RSUs	372	397	703	652
Net income allocated to common stock	$132,753	$138,884	$250,755	$227,271

Weighted average equivalent common shares outstanding – basic	127,444,792	126,783,248	127,318,462	126,638,992
Effect of dilutive securities:
RSUs	46,189	169,900	36,738	151,022
Forward sale agreements	620,491	181,376	496,277	65,372
Weighted average equivalent common shares outstanding – diluted (a)	128,111,472	127,134,524	127,851,477	126,855,386

Earnings per common share, basic	$1.04	$1.10	$1.97	$1.79
Earnings per common share, diluted	$1.04	$1.09	$1.96	$1.79
_______________

(a)	We had no antidilutive shares for the three and nine months ended September 30, 2013 and 2012.

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2013	2012
	(In Thousands)
CASH PAID FOR (RECEIVED FROM):
Interest on financing activities, net of amount capitalized	$107,512	$103,461
Interest on financing activities of VIEs	13,865	9,132
Income taxes, net of refunds	(96)	(4,559)
NON-CASH INVESTING TRANSACTIONS:
Property, plant and equipment additions	68,249	64,947
Property, plant and equipment of VIEs	(14,282)	—
NON-CASH FINANCING TRANSACTIONS:
Issuance of common stock	6,933	6,551
Deconsolidation of VIE	(14,282)	—
Assets acquired through capital leases	328	9,898

3. RATE MATTERS AND REGULATION

KCC Proceedings

In March 2013 we adjusted our prices to included updated transmission costs as reflected in the transmission formula rate discussed below. The Kansas Corporation Commission (KCC) issued an order in July 2013 approving our adjustment which is expected to increase our annual retail revenues by approximately $11.8 million.

In May 2013, the KCC issued an order allowing us to adjust our prices to include costs associated with 2012 investments in environmental projects. The new prices were effective in June 2013 and are expected to increase our annual retail revenues by approximately $27.3 million.

In April 2013, we filed with the KCC for an abbreviated rate review to adjust our prices to include $333.4 million of additional investment in the La Cygne Generating Station (La Cygne) environmental upgrades and to reflect cost reductions elsewhere. In September 2013, we reached an agreement with other major parties to the rate review. If the agreement is approved by the KCC, we estimate that the new prices will increase our annual retail revenues by approximately $30.7 million. We expect the KCC to issue an order on our request in late 2013.

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

4. FINANCIAL INSTRUMENTS AND TRADING SECURITIES

Values of Financial Instruments

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

All of our level 2 investments are held in investment funds that are measured at fair value using daily net asset values. In addition, we maintain certain level 3 investments in private equity, alternative investments and real estate securities that are also measured at fair value using net asset value, but require significant unobservable market information to measure the fair value of the underlying investments. The underlying investments in private equity are measured at fair value utilizing both market- and income-based models, public company comparables, investment cost or the value derived from subsequent financings. Adjustments are made when actual performance differs from expected performance; when market, economic or company-specific conditions change; and when other news or events have a material impact on the security. The underlying alternative investments include collateralized debt obligations, mezzanine debt and a variety of other investments. The fair value of these investments is measured using a variety of primarily market-based models utilizing inputs such as security prices, maturity, call features, ratings and other developments related to specific securities. The underlying real estate investments are measured at fair value using a combination of market- and income-based models utilizing market discount rates, projected cash flows and the estimated value into perpetuity.

We measure fair value based on information available as of the measurement date. The following table provides the carrying values and measured fair values of our fixed-rate debt.

	As of September 30, 2013		As of December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
Fixed-rate debt	$3,102,500	$3,301,479	$2,702,500	$3,178,752
Fixed-rate debt of VIEs	222,126	237,848	247,624	275,341

Recurring Fair Value Measurements

The following table provides the amounts and their corresponding level of hierarchy for our assets that are measured at fair value.

As of September 30, 2013	Level 1	Level 2	Level 3	Total
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity	$—	$48,059	$5,293	$53,352
International equity	—	30,698	—	30,698
Core bonds	—	16,580	—	16,580
High-yield bonds	—	12,459	—	12,459
Emerging market bonds	—	9,949	—	9,949
Other fixed income	—	4,657	—	4,657
Combination debt/equity/other funds	—	15,839	—	15,839
Alternative investments	—	—	15,569	15,569
Real estate securities	—	—	8,437	8,437
Cash equivalents	8	—	—	8
Total Nuclear Decommissioning Trust	8	138,241	29,299	167,548
Trading Securities (a):
Domestic equity	—	17,402	—	17,402
International equity	—	4,431	—	4,431
Core bonds	—	11,385	—	11,385
Cash equivalents	166	—	—	166
Total Trading Securities	166	33,218	—	33,384
Total Assets Measured at Fair Value	$174	$171,459	$29,299	$200,932

As of December 31, 2012	Level 1	Level 2	Level 3	Total
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity	$—	$56,157	$4,899	$61,056
International equity	—	30,041	—	30,041
Core bonds	—	28,350	—	28,350
High-yield bonds	—	8,782	—	8,782
Emerging market bonds	—	6,428	—	6,428
Combination debt/equity fund	—	8,194	—	8,194
Real estate securities	—	—	7,865	7,865
Cash equivalents	38	—	—	38
Total Nuclear Decommissioning Trust	38	137,952	12,764	150,754
Trading Securities:
Domestic equity	—	22,470	—	22,470
International equity	—	5,744	—	5,744
Core bonds	—	15,104	—	15,104
Cash equivalents	166	—	—	166
Total Trading Securities	166	43,318	—	43,484
Total Assets Measured at Fair Value	$204	$181,270	$12,764	$194,238
 _______________

(a)	The decrease in the fair value of trading securities was due to withdrawing $14.8 million.

The following table provides reconciliations of assets and liabilities measured at fair value using significant level 3 inputs for the three and nine months ended September 30, 2013.

	Domestic Equity	Alternative Investments	Real Estate Securities	Net Balance
	(In Thousands)
Balance as of June 30, 2013	$5,014	$15,234	$8,161	$28,409
Total realized and unrealized gains (losses) included in:
Regulatory liabilities	219	335	276	830
Purchases	155	—	72	227
Sales	(95)	—	(72)	(167)
Balance as of September 30, 2013	$5,293	$15,569	$8,437	$29,299

Balance as of December 31, 2012	$4,899	$—	$7,865	$12,764
Total realized and unrealized gains (losses) included in:
Regulatory liabilities	416	569	572	1,557
Purchases	290	15,000	212	15,502
Sales	(312)	—	(212)	(524)
Balance as of September 30, 2013	$5,293	$15,569	$8,437	$29,299

The following table provides reconciliations of assets and liabilities measured at fair value using significant level 3 inputs for the three and nine months ended September 30, 2012.

	Domestic Equity	Real Estate Securities	Net Balance
	(In Thousands)
Balance as of June 30, 2012	$4,780	$7,449	$12,229
Total realized and unrealized gains (losses) included in:
Regulatory liabilities	(1)	154	153
Purchases	109	63	172
Sales	—	(63)	(63)
Balance as of September 30, 2012	$4,888	$7,603	$12,491

Balance as of December 31, 2011	$3,931	$7,095	$11,026
Total realized and unrealized gains (losses) included in:
Regulatory liabilities	192	508	700
Purchases	777	185	962
Sales	(12)	(185)	(197)
Balance as of September 30, 2012	$4,888	$7,603	$12,491

Portions of the gains and losses contributing to changes in net assets in the above tables are unrealized. The following tables summarize the unrealized gains and losses we recorded on our consolidated financial statements during the three and nine months ended September 30, 2013 and 2012, attributed to level 3 assets and liabilities.

	Three Months Ended September 30, 2013
	Domestic Equity	Alternative Investments	Real Estate Securities	Net Balance
	(In Thousands)
Total unrealized gains (losses) included in:
Regulatory liabilities	$125	$335	$205	$665

	Nine Months Ended September 30, 2013
Total unrealized gains (losses) included in:
Regulatory liabilities	$105	$569	$360	$1,034

	Three Months Ended September 30, 2012
	Domestic Equity	Real Estate Securities	Net Balance
	(In Thousands)
Total unrealized gains (losses) included in:
Regulatory liabilities	$(1)	$90	$89

	Nine Months Ended September 30, 2012
Total unrealized gains (losses) included in:
Regulatory liabilities	$179	$322	$501

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

	As of September 30, 2013		As of December 31, 2012		As of September 30, 2013
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Frequency	Length of Settlement
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity	$5,293	$2,734	$4,899	$1,024	(a)	(a)
Alternative investments	15,569	—	—	—	(b)	(b)
Real estate securities	8,437	—	7,865	—	Quarterly	80 days
Total Nuclear Decommissioning Trust	29,299	2,734	12,764	1,024

Trading Securities:
Domestic equity	17,402	—	22,470	—	Upon Notice	1 day
International equity	4,431	—	5,744	—	Upon Notice	1 day
Core bonds	11,385	—	15,104	—	Upon Notice	1 day
Total Trading Securities	33,218	—	43,318	—
Total	$62,517	$2,734	$56,082	$1,024
_______________

(a)
This investment is in three long-term private equity funds that do not permit early withdrawal. Our investments in these funds cannot be distributed until the underlying investments have been liquidated which may take years from the date of initial liquidation. One fund has begun to make distributions and we expect the other to begin in 2014. Our initial investment in the third fund occurred in the 3rd quarter of 2013. This fund's term will be 15 years, subject to the General Partner's right to extend the term for up to three additional one-year periods.

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

Trading Securities

We hold equity and debt investments in a trust used to fund retirement benefits that we classify as trading securities. We include unrealized gains or losses on these securities in investment earnings on our consolidated statements of income. For the three months ended September 30, 2013, we recorded unrealized gain on these investments of $1.2 million and an unrealized loss of $2.6 million for the nine months ended September 30, 2013. For the three and nine months ended September 30, 2012, we recorded unrealized gains of $1.9 million and $3.7 million, respectively.

Available-for-Sale Securities

We hold investments in a trust for the purpose of funding the decommissioning of Wolf Creek. We have classified these investments as available-for-sale and have recorded all such investments at their fair market value as of September 30, 2013, and December 31, 2012. As of September 30, 2013, the fair value of available-for-sale bond funds was $43.6 million. The NDT did not have investments in debt securities outside of investment funds as of September 30, 2013.

Using the specific identification method to determine cost, we realized no gains or losses on our available-for-sale securities during the three months ended September 30, 2013 or 2012. During the nine months ended September 30, 2013 and 2012, we realized gains of $4.5 million and $0.6 million, respectively. We record net realized and unrealized gains and losses in regulatory liabilities on our consolidated balance sheets. This reporting is consistent with the method we use to account for the decommissioning costs we recover in our prices. Gains or losses on assets in the trust fund are recorded as increases or decreases to regulatory liabilities and could result in lower or higher funding requirements for decommissioning costs, which we believe would be reflected in the prices paid by our customers.

The following table presents the cost, gross unrealized gains and losses, fair value and allocation of investments in the NDT fund as of September 30, 2013, and December 31, 2012.

		Gross Unrealized
Security Type	Cost	Gain	Loss	Fair Value	Allocation
	(Dollars In Thousands)
As of September 30, 2013
Domestic equity	$38,911	$14,441	$—	$53,352	33%
International equity	26,419	4,432	(153)	30,698	18%
Core bonds	16,592	—	(12)	16,580	10%
High-yield bonds	11,804	655	—	12,459	7%
Emerging market bonds	10,641	—	(692)	9,949	6%
Other fixed income	4,646	11	—	4,657	3%
Combination debt/equity/other funds	14,439	1,636	(236)	15,839	9%
Alternative investments	15,000	569	—	15,569	9%
Real estate securities	10,193	—	(1,756)	8,437	5%
Cash equivalents	8	—	—	8	<1%
Total	$148,653	$21,744	$(2,849)	$167,548	100%

As of December 31, 2012
Domestic equity	$53,598	$7,458	$—	$61,056	41%
International equity	28,248	1,793	—	30,041	20%
Core bonds	27,309	1,041	—	28,350	19%
High-yield bonds	8,022	760	—	8,782	6%
Emerging market bonds	6,080	348	—	6,428	4%
Combination debt/equity fund	8,074	120	—	8,194	5%
Real estate securities	9,981	—	(2,116)	7,865	5%
Cash equivalents	38	—	—	38	<1%
Total	$141,350	$11,520	$(2,116)	$150,754	100%

The following table presents the fair value and the gross unrealized losses of the available-for-sale securities held in the NDT fund aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2013, and December 31, 2012.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
As of September 30, 2013
International equity	$6,065	$(153)	$—	$—	$6,065	$(153)
Core bonds	16,580	(12)	—	—	16,580	(12)
Emerging market bonds	9,949	(692)	—	—	9,949	(692)
Combination debt/equity/other funds	5,984	(236)	—	—	5,984	(236)
Real estate securities	—	—	8,437	(1,756)	8,437	(1,756)
Total	$38,578	$(1,093)	$8,437	$(1,756)	$47,015	$(2,849)

As of December 31, 2012
Real estate securities	$—	$—	$7,865	$(2,116)	$7,865	$(2,116)

6. DEBT FINANCING

In August 2013, Westar Energy issued $250.0 million principal amount of first mortgage bonds bearing stated interest of 4.625% and maturing in September 2043.

In June 2013, KGE redeemed two pollution control bond issues with an aggregate principal amount of $100.0 million and stated interest rates of 5.60% and 6.00%.

In March 2013, Westar Energy issued $250.0 million principal amount of first mortgage bonds bearing stated interest of 4.10% and maturing in April 2043. Proceeds from the issuances were used to repay short-term debt, which had been used primarily to purchase capital equipment, to redeem bonds and for working capital and general corporate purposes.

7. TAXES

We recorded income tax expense of $52.4 million with an effective income tax rate of 28% for the three months ended September 30, 2013, and income tax expense of $66.4 million with an effective income tax rate of 32% for the same period of 2012. We recorded income tax expense of $106.5 million with an effective income tax rate of 29% for the nine months ended September 30, 2013, and income tax expense of $107.2 million with an effective income tax rate of 31% for the same period of 2012. The decrease in the effective income tax rate for the three months ended September 30, 2013, was due primarily to a decrease in income before income taxes and increases in non-taxable income from corporate-owned life insurance (COLI). The decrease in the effective income tax rate for the nine months ended September 30, 2013, was due primarily to increases in non-taxable income from COLI and the utilization of previously unrecognized capital loss carryforwards to offset realized capital gains.

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

On September 13, 2013, the IRS and United States Treasury Department released final and re-proposed tangible property regulations regarding the deduction and capitalization of expenditures related to tangible property, including the tax treatment of, among other things, materials and supplies, dispositions of property under the Modified Accelerated Cost Recovery System, general asset accounts and the determination of whether expenditures with respect to tangible property are a deductible repair or must be capitalized. The regulations are generally effective for tax years beginning on or after January 1, 2014, but may be adopted in earlier years under certain circumstances. The IRS is expected to issue transition guidance during the fourth quarter of 2013 that provides the procedures for taxpayers to change their method of accounting to comply with the regulations. We intend to adopt the guidance effective January 1, 2014. We continue to evaluate what impact the adoption of the regulations will have on our consolidated financial statements. As of this date, we do not expect the adoption of the regulations to have a material impact on our consolidated financial statements.

As of September 30, 2013, and December 31, 2012, our liability for unrecognized income tax benefits was $1.6 million and $1.2 million, respectively. We do not expect significant changes in this liability in the next 12 months.

As of September 30, 2013, and December 31, 2012, we had $0.2 million accrued for interest on our liability related to unrecognized income tax benefits. We accrued no penalties at either September 30, 2013, or December 31, 2012.

As of September 30, 2013, and December 31, 2012, we had recorded $1.5 million for probable assessments of taxes other than income taxes.

8. PENSION AND POST-RETIREMENT BENEFIT PLANS

The following tables summarize the net periodic costs for our pension and post-retirement benefit plans prior to the effects of capitalization.

	Pension Benefits		Post-retirement Benefits
Three Months Ended September 30,	2013	2012	2013	2012
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$5,355	$4,889	$507	$514
Interest cost	9,630	9,894	1,502	1,575
Expected return on plan assets	(8,351)	(8,070)	(1,673)	(1,373)
Amortization of unrecognized:
Transition obligation, net	—	—	81	978
Prior service costs	150	153	631	631
Actuarial loss, net	8,478	8,194	281	376
Net periodic cost before regulatory adjustment	15,262	15,060	1,329	2,701
Regulatory adjustment (a)	784	615	717	(261)
Net periodic cost	$16,046	$15,675	$2,046	$2,440
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

	Pension Benefits		Post-retirement Benefits
Nine Months Ended September 30,	2013	2012	2013	2012
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$16,065	$14,666	$1,521	$1,543
Interest cost	28,890	29,683	4,505	4,723
Expected return on plan assets	(25,053)	(24,212)	(5,018)	(4,118)
Amortization of unrecognized:
Transition obligation, net	—	—	244	2,934
Prior service costs	451	460	1,893	1,893
Actuarial loss, net	25,435	24,582	843	1,127
Net periodic cost before regulatory adjustment	45,788	45,179	3,988	8,102
Regulatory adjustment (a)	2,351	(8,635)	2,151	(12)
Net periodic cost	$48,139	$36,544	$6,139	$8,090
_______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

During the nine months ended September 30, 2013 and 2012, we contributed $27.5 million and $56.7 million, respectively, to the Westar Energy pension trust.

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

	Pension Benefits		Post-retirement Benefits
Three Months Ended September 30,	2013	2012	2013	2012
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$1,709	$1,516	$52	$48
Interest cost	1,890	1,884	103	103
Expected return on plan assets	(1,843)	(1,644)	—	—
Amortization of unrecognized:
Transition obligation, net	—	—	—	14
Prior service costs	15	1	—	—
Actuarial loss, net	1,355	1,341	66	58
Net periodic cost before regulatory adjustment	3,126	3,098	221	223
Regulatory adjustment (a)	(203)	(212)	—	—
Net periodic cost	$2,923	$2,886	$221	$223
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

	Pension Benefits		Post-retirement Benefits
Nine Months Ended September 30,	2013	2012	2013	2012
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$5,126	$4,547	$155	$144
Interest cost	5,672	5,653	309	308
Expected return on plan assets	(5,530)	(4,933)	—	—
Amortization of unrecognized:
Transition obligation, net	—	—	—	43
Prior service costs	44	4	—	—
Actuarial loss, net	4,065	4,024	199	175
Net periodic cost before regulatory adjustment	9,377	9,295	663	670
Regulatory adjustment (a)	(609)	(1,726)	—	—
Net periodic cost	$8,768	$7,569	$663	$670
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

During the nine months ended September 30, 2013 and 2012, we funded $7.6 million and $11.9 million, respectively, of Wolf Creek's pension plan contributions.

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

Air Emissions

The operation of power plants results in emissions of mercury, acid gases and other air toxics. In 2012, the EPA's Mercury and Air Toxics Standards (MATS) for power plants became effective, which replaced the prior federal Clean Air Mercury Rule (CAMR) and requires significant reductions in mercury, acid gases and other emissions. We expect to be compliant with the new standards by April 2016 as approved by our state environmental regulatory agency. We continue to evaluate the new standards and believe that our related investment will be approximately $17.0 million.

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

EPA Consent Decree

As part of a 2010 settlement of a lawsuit filed by the Department of Justice on behalf of the EPA, we are installing selective catalytic reduction (SCR) equipment on one of three Jeffrey Energy Center (JEC) coal units to be completed by the end of 2014, which we estimate will cost approximately $240.0 million. The settlement also required that we determine whether we needed to install additional SCR equipment on another JEC unit or if we can meet agreed upon plant-wide NOx emissions reduction limits using other controls. We have informed the EPA that we believe we can meet the terms of the settlement by installing less expensive NOx reduction equipment rather than additional SCR equipment. We plan to complete these projects in 2014 and to recover the costs to install the equipment through our ECRR, but such recovery remains subject to the approval of our regulators.

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

12. COMMON STOCK

In September 2013, Westar Energy entered into two forward sale agreements with banks. Under the terms of the agreements, the banks, as forward sellers, borrowed 8.0 million shares of Westar Energy's common stock from third parties and sold them to a group of underwriters for $31.15 per share. Under over-allotment options included in the agreements, the underwriters purchased in the fourth quarter an additional 0.9 million shares, increasing the total number of shares under the forward sale agreements to approximately 8.9 million. The underwriters received a commission equal to 3.5% of the sales price of all shares sold under the agreement. Westar Energy must settle such transactions within 24 months.

In March 2013, Westar Energy entered into a new, three-year sales agency financing agreement and master forward sale agreement similar to the sales agency financing agreement and forward sale agreements entered into in April 2010. The maximum amount that Westar Energy may offer and sell under the March 2013 agreements is the lesser of an aggregate of $500.0 million or approximately 25.0 million shares, subject to adjustment for share splits, share combinations and share dividends. Under the terms of the sales agency financing agreement, Westar Energy may offer and sell shares of its common stock from time to time. In addition, under the terms of the March 2013 sales agency financing agreement and master forward sale agreement, Westar Energy may from time to time enter into one or more forward sale transactions with the bank, as forward purchaser, and the bank will borrow shares of Westar Energy's common stock from third parties and sell them through its agent. The agent receives a commission equal to 1% of the sales price of all shares sold under the agreements. Westar Energy must settle the forward sale transactions within 18 months of the date each transaction is entered. Under the terms of March 2013 agreements and April 2010 agreements, during the nine months ended September 30, 2013 Westar Energy entered into transactions with respect to an aggregate of approximately 2.5 million shares of common stock resulting in 4.2 million shares that could be settled as of September 30, 2013.
Assuming physical share settlement of the approximately 12.2 million shares associated with all forward sale transactions as of September 30, 2013, Westar Energy would have received aggregate proceeds of approximately $362.7 million based on a forward price of $29.72 per share.

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

Financial Statement Impact

We have recorded the following assets and liabilities on our consolidated balance sheets related to the VIEs described above.

	As of	As of
	September 30, 2013	December 31, 2012
	(In Thousands)
Assets:
Property, plant and equipment of variable interest entities, net	$299,312	$321,975
Regulatory assets (a)	6,540	5,810

Liabilities:
Current maturities of long-term debt of variable interest entities	$27,764	$25,942
Accrued interest (b)	230	3,948
Long-term debt of variable interest entities, net	195,074	222,743
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

In Management's Discussion and Analysis, we discuss our operating results for the three and nine months ended September 30, 2013, compared to the same period of 2012, our general financial condition and significant changes that occurred during 2013. As you read Management's Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

SUMMARY OF SIGNIFICANT ITEMS

Earnings Per Share

Following is a summary of our net income and basic EPS.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(Dollars In Thousands, Except Per Share Amounts)
Net income attributable to common stock	$133,125	$139,281	$(6,156)	$251,458	$227,923	$23,535
Earnings per common share, basic	1.04	1.10	(0.06)	1.97	1.79	0.18

Net income attributable to common stock and basic EPS for the three months ended September 30, 2013, decreased due primarily to cooler weather, reduced demand from industrial customers and increased operating and maintenance costs at our power plants. Decreases were partially offset by recording additional COLI benefits and higher prices.

Net income attributed to common stock and basic EPS for the nine months ended September 30, 2013, increased due primarily to higher prices, recording additional COLI proceeds and lower selling, general and administrative expenses. Lower electricity sales as a result of cooler weather and reduced demand for electricity served to partially offset the aforementioned increases. See the discussion under "—Operating Results" below for additional information.

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

Air Emissions

The operation of power plants results in emissions of mercury, acid gases and other air toxics. In 2012, the EPA's MATS for power plants became effective, which replaced the prior federal CAMR and requires significant reductions in mercury, acid gases and other emissions. We expect to be compliant with the new standards by April 2016 as approved by our state environmental regulatory agency. We continue to evaluate the new standards and believe that our related investment will be approximately $17.0 million.

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

Greenhouse Gases

In September 2013, the EPA proposed a New Source Performance Standard (NSPS) that would limit carbon dioxide (CO2) emissions for new coal and natural gas fueled generating units. The proposal would limit CO2 emissions to 1,000 lbs per megawatt hour(s) MWh generated for larger natural gas units and 1,100 lbs per MWh generated for smaller natural gas units and coal units. The proposal has been challenged in the Supreme Court. The EPA was also directed to issue proposed standards addressing CO2 emissions for modified, reconstructed and existing power plants by June 1, 2014, issue final rules by June 1, 2015, and require that states submit their implementation plans to the EPA no later than June 30, 2016. We cannot at this time determine the impact of such proposals on our operations and consolidated financial results, but we believe the costs to comply could be material.

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

Renewable Energy Standard

Kansas law mandates that we maintain a minimum amount of renewable energy sources. Through 2015 net renewable generation capacity must be 10% of the average peak demand for the three prior years, subject to limited exceptions. This requirement increases to 15% for years 2016 through 2019 and 20% for 2020 and thereafter. With our existing wind generation facilities, supply contracts and renewable energy credits, we are able to satisfy the net renewable generation requirement through 2015. We have requested proposals to purchase additional renewable energy generation capacity to meet the increased requirements beginning in 2016. If we are unable to meet future requirements, our operations and consolidated financial results could be adversely impacted.

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

From December 31, 2012, through September 30, 2013, we did not experience any significant changes in our critical accounting estimates. For additional information, see our 2012 Form 10-K

OPERATING RESULTS

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

Wholesale: Sales of electricity to electric cooperatives, municipalities and other electric utilities, the prices for which are either based on cost or prevailing market prices as prescribed by FERC authority. Margins realized from these sales serve to offset retail prices through either the retail energy cost adjustment or at the time of our next general rate case.

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

Electric utility revenues are impacted by things such as rate regulation, fuel costs, technology, customer behavior, the economy and competitive forces. Changing weather also affects the amount of electricity our customers use as electricity sales are seasonal. As a summer peaking utility, the third quarter typically accounts for our greatest electricity sales. Hot summer temperatures and cold winter temperatures prompt more demand, especially among residential and commercial customers, and to a lesser extent industrial customers. Mild weather reduces customer demand. Our wholesale revenues are impacted by, among other factors, demand, cost and availability of fuel and purchased power, price volatility, available generation capacity, transmission availability and weather.

Three and Nine Months Ended September 30, 2013, Compared to Three and Nine Months Ended September 30, 2012

Below we discuss our operating results for the three and nine months ended September 30, 2013, compared to the results for the three and nine months ended September 30, 2012. Significant changes in results of operations shown in the table immediately below are further explained in the descriptions that follow.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(Dollars In Thousands, Except Per Share Amounts)
REVENUES:
Residential	$237,984	$250,757	$(12,773)	(5.1)	$568,662	$566,069	$2,593	0.5
Commercial	199,921	194,032	5,889	3.0	513,049	493,814	19,235	3.9
Industrial	98,410	96,656	1,754	1.8	282,155	278,036	4,119	1.5
Other retail	3,849	6,407	(2,558)	(39.9)	2,905	1,125	1,780	158.2
Total Retail Revenues	540,164	547,852	(7,688)	(1.4)	1,366,771	1,339,044	27,727	2.1
Wholesale	94,496	88,784	5,712	6.4	262,749	228,966	33,783	14.8
Transmission (a)	52,410	49,137	3,273	6.7	156,725	144,480	12,245	8.5
Other	7,904	9,985	(2,081)	(20.8)	24,531	25,208	(677)	(2.7)
Total Revenues	694,974	695,758	(784)	(0.1)	1,810,776	1,737,698	73,078	4.2
OPERATING EXPENSES:
Fuel and purchased power	178,562	177,506	1,056	0.6	483,014	452,840	30,174	6.7
Operating and maintenance	169,100	149,001	20,099	13.5	491,132	461,515	29,617	6.4
Depreciation and amortization	68,861	65,061	3,800	5.8	203,305	204,640	(1,335)	(0.7)
Selling, general and administrative	54,245	54,300	(55)	(0.1)	157,668	164,346	(6,678)	(4.1)
Total Operating Expenses	470,768	445,868	24,900	5.6	1,335,119	1,283,341	51,778	4.0
INCOME FROM OPERATIONS	224,206	249,890	(25,684)	(10.3)	475,657	454,357	21,300	4.7
OTHER INCOME (EXPENSE):
Investment earnings (losses)	2,863	2,729	134	4.9	8,612	6,456	2,156	33.4
Other income	12,321	6,115	6,206	101.5	29,748	27,242	2,506	9.2
Other expense	(6,195)	(6,278)	83	1.3	(13,911)	(14,246)	335	2.4
Total Other Income	8,989	2,566	6,423	250.3	24,449	19,452	4,997	25.7
Interest expense	45,708	45,017	691	1.5	135,790	131,886	3,904	3.0
INCOME BEFORE INCOME TAXES	187,487	207,439	(19,952)	(9.6)	364,316	341,923	22,393	6.5
Income tax expense	52,392	66,372	(13,980)	(21.1)	106,514	107,156	(642)	(0.6)
NET INCOME	135,095	141,067	(5,972)	(4.2)	257,802	234,767	23,035	9.8
Less: Net income attributable to noncontrolling interests	1,970	1,786	184	10.3	6,344	5,228	1,116	21.3
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	133,125	139,281	(6,156)	(4.4)	251,458	229,539	21,919	9.5
Preferred dividends	—	—	—	—	—	1,616	(1,616)	(100.0)
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$133,125	$139,281	$(6,156)	(4.4)	$251,458	$227,923	$23,535	10.3
BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC.	$1.04	$1.10	$(0.06)	(5.5)	$1.97	$1.79	$0.18	10.1
_______________
(a) Reflects revenue from an SPP network transmission tariff. For the three and nine months ended September 30, 2013, our SPP network transmission costs were $45.3 million and $133.7 million, respectively. These amounts, less administration costs of $10.3 million and $28.8 million, respectively, were returned to us as revenue. For the three and nine months ended September 30, 2012, our SPP network transmission costs were $42.5 million and $124.1 million, respectively. These amounts, less administration costs of $7.0 million and $20.0 million, respectively, were returned to us as revenue.

Gross Margin

Fuel and purchased power costs fluctuate with electricity sales and unit costs. As permitted by regulators, we adjust our retail prices to reflect changes in the costs of fuel and purchased power. Fuel and purchased power costs for wholesale customers are recovered at prevailing market prices or based on a predetermined formula with a price adjustment approved by FERC. As a result, changes in fuel and purchased power costs are offset in revenues with minimal impact on net income. For this reason, we believe gross margin is useful for understanding and analyzing changes in our operating performance from one period to the next. We calculate gross margin as total revenues, including transmission revenues, less the sum of fuel and purchased power costs and amounts billed by the SPP for network transmission costs. Accordingly, gross margin reflects transmission revenues and costs on a net basis. However, we record transmission costs as operating and maintenance expense on our consolidated statements of income. The following table summarizes our gross margin for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(Dollars In Thousands)
Revenues	$694,974	$695,758	$(784)	(0.1)	$1,810,776	$1,737,698	$73,078	4.2
Less: Fuel and purchased power expense	178,562	177,506	1,056	0.6	483,014	452,840	30,174	6.7
SPP network transmission costs	45,315	42,516	2,799	6.6	133,711	124,142	9,569	7.7
Gross Margin	$471,097	$475,736	$(4,639)	(1.0)	$1,194,051	$1,160,716	$33,335	2.9

The following table reflects changes in electricity sales for the three and nine months ended September 30, 2013 and 2012. No electricity sales are shown for transmission or other as they are not directly related to the amount of electricity we sell.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(Thousands of MWh)
ELECTRICITY SALES:
Residential	2,073	2,270	(197)	(8.7)	5,075	5,314	(239)	(4.5)
Commercial	2,163	2,215	(52)	(2.3)	5,722	5,841	(119)	(2.0)
Industrial	1,396	1,437	(41)	(2.9)	4,020	4,216	(196)	(4.6)
Other retail	22	20	2	10.0	64	63	1	1.6
Total Retail	5,654	5,942	(288)	(4.8)	14,881	15,434	(553)	(3.6)
Wholesale	2,366	2,094	272	13.0	6,460	5,391	1,069	19.8
Total	8,020	8,036	(16)	(0.2)	21,341	20,825	516	2.5

Gross margin decreased for the three months ended September 30, 2013, compared to the same period in 2012 due primarily to lower retail revenues that were the result of decreased retail electricity sales. The lower retail electricity sales were attributable principally to cooler weather, which particularly impacts residential and commercial electricity sales. As measured by cooling degree days, the weather during the three months ended September 30, 2013, was 16% cooler than the same period of 2012, which represents a return to more normal weather. Contributing also to the decrease in retail electricity sales was reduced demand from industrial customers. We expect the trend of lower industrial sales to continue for the remainder of 2013. Offsetting decreases were higher prices.

Gross margin increased during the nine months ended September, 30, 2013, compared to the same period of 2012 due principally to higher retail revenues resulting from increased prices. The higher prices were offset in part by lower retail electricity sales that were due to the same reason discussed above for the three month period. The weather during the nine months ended September 30, 2013, was 24% cooler than the same period of 2012 as measured by cooling degree days, which also represents a return to more normal weather.

Income from operations is the most directly comparable measure to our presentation of gross margin that is calculated and presented in accordance with GAAP in our consolidated statements of income. Our presentation of gross margin should not be considered in isolation or as a substitute for income from operations. Additionally, our presentation of gross margin may not be comparable to similarly titled measures reported by other companies. The following table reconciles income from operations with gross margin for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(Dollars In Thousands)
Gross margin	$471,097	$475,736	$(4,639)	(1.0)	$1,194,051	$1,160,716	$33,335	2.9
Add: SPP network transmission costs	45,315	42,516	2,799	6.6	133,711	124,142	9,569	7.7
Less: Operating and maintenance expense	169,100	149,001	20,099	13.5	491,132	461,515	29,617	6.4
Depreciation and amortization expense	68,861	65,061	3,800	5.8	203,305	204,640	(1,335)	(0.7)
Selling, general and administrative expense	54,245	54,300	(55)	(0.1)	157,668	164,346	(6,678)	(4.1)
Income from operations	$224,206	$249,890	$(25,684)	(10.3)	$475,657	$454,357	$21,300	4.7

Operating Expenses and Other Income and Expense Items

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(Dollars in Thousands)
Operating and maintenance expense	$169,100	$149,001	$20,099	13.5	$491,132	$461,515	$29,617	6.4

Operating and maintenance expense increased due principally to:

•	increases in property taxes of $3.6 million and $13.3 million, respectively, most of which was offset in retail revenues;

•	higher SPP network transmission costs of $2.8 million and $9.6 million, respectively, most of which was also offset with higher revenues;

•	higher tree trimming costs of $3.0 million and $3.3 million, respectively, which are offset with increased prices as agreed to in our last general rate case;

•	higher operating and maintenance costs at our coal fired power plants of approximately $5.9 million and $6.0 million, respectively; and,

•
for the three months ended, higher costs at Wolf Creek of $4.2 million, due principally to higher amortization of refueling outage costs and recognition of costs incurred during an unscheduled maintenance outage in 2013.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(Dollars in Thousands)
Depreciation and amortization expense	$68,861	$65,061	$3,800	5.8	$203,305	$204,640	$(1,335)	(0.7)

Depreciation and amortization expense decreased during the nine months ended September 30, 2013, compared to the same period of 2012 as a result of our having reduced depreciation rates in mid 2012 to reflect changes in the estimated useful lives of some of our assets. Partially offsetting this decrease and the primary driver to the increase for the three months ended September 30, 2013, compared to the same period in 2012, was additional depreciation expense associated primarily with additions at our power plants, including air quality controls, and the addition of transmission facilities.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(Dollars in Thousands)
Selling, general and administrative expense	$54,245	$54,300	$(55)	(0.1)	$157,668	$164,346	$(6,678)	(4.1)

Selling, general and administrative expense for the nine months ended September 30, 2013 decreased due primarily to:

•	lower post-retirement and other employee benefit costs of $11.7 million due principally to restructuring insurance contracts; and

•	lower labor costs of $6.7 million, which in part reflect expenses recorded in 2012 related to sustainable cost reduction activities; however,

•
partially offsetting these decreases were higher pension costs of $12.8 million, most of which were offset with higher revenues. These increased pension costs were principally a consequence of the 2008 financial market downturn and the subsequent low interest rate environment.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(Dollars in Thousands)
Other income	$12,321	$6,115	$6,206	101.5	$29,748	$27,242	$2,506	9.2

Other income increased during the three and nine months ended September 30, 2013, compared to the same periods of 2012 due primarily to our having recorded an additional $7.5 million and $4.9 million, respectively, in COLI benefits. Further contributing to the increase for the three months ended September 30, 2013, was our having recorded $1.5 million more in equity AFUDC. Offsetting increases for both the three and nine month periods was our having recorded a $2.3 million benefit related to the sale of oil inventory in 2012.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(Dollars in Thousands)
Income tax expense	$52,392	$66,372	$(13,980)	(21.1)	$106,514	$107,156	$(642)	(0.6)

Income tax expense decreased for the three month period due principally to lower income before income taxes.

FINANCIAL CONDITION

A number of factors affected amounts recorded on our balance sheet as of September 30, 2013, compared to December 31, 2012.

	As of	As of
	September 30, 2013	December 31, 2012	Change	% Change
	(Dollars in Thousands)
Property, plant and equipment, net	$7,350,935	$7,013,765	$337,170	4.8

Property, plant and equipment, net of accumulated depreciation, increased due primarily to additions at our power plants, including air quality controls, and the addition of transmission facilities.

	As of	As of
	September 30, 2013	December 31, 2012	Change	% Change
	(Dollars in Thousands)
Property, plant and equipment of variable interest entities, net	$299,312	$321,975	$(22,663)	(7.0)

Property, plant and equipment of variable interest entities, net of accumulated depreciation, decreased due to deconsolidating a rail car lease as discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements, "Variable Interest Entities," and depreciation.

	As of	As of
	September 30, 2013	December 31, 2012	Change	% Change
	(Dollars in Thousands)
Short-term debt	$52,100	$339,200	$(287,100)	(84.6)

Short-term debt decreased due to decreased issuances of commercial paper. Proceeds from the issuances of long-term debt were used to repay short-term debt, which had been used primarily to purchase capital equipment, to redeem bonds and for working capital and general corporate purposes.

	As of	As of
	September 30, 2013	December 31, 2012	Change	% Change
	(Dollars in Thousands)
Current maturities of long-term debt	$250,000	$—	$250,000
Long-term debt, net	2,968,797	2,819,271	149,526	5.3
Total long-term debt	$3,218,797	$2,819,271	$399,526	14.2

Total long-term debt, net, increased due to the issuance of $500.0 million principal amount of first mortgage bonds. This increase was partially offset by our redemption of two pollution control bond issues with an aggregate principle amount of $100.0 million. Both the issuance and redemptions are further discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements, "Debt Financing."

	As of	As of
	September 30, 2013	December 31, 2012	Change	% Change
	(Dollars in Thousands)
Current maturities of long-term debt of variable interest entities	$27,764	$25,942	$1,822	7.0
Long-term debt of variable interest entities	195,074	222,743	(27,669)	(12.4)
Total long-term debt of variable interest entities	$222,838	$248,685	$(25,847)	(10.4)

Total long-term debt of variable interest entities decreased due to the VIEs that hold the JEC and La Cygne leasehold interests having made principal payments totaling $25.4 million.

	As of	As of
	September 30, 2013	December 31, 2012	Change	% Change
	(Dollars in Thousands)
Deferred income taxes	$1,296,909	$1,197,837	$99,072	8.3

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

Short-Term Borrowings

Westar Energy has a commercial paper program pursuant to which it may issue up to a maximum aggregate amount outstanding at any one time of $1.0 billion. This program is supported by Westar Energy's revolving credit facilities described below. Maturities of commercial paper issuances may not exceed 365 days from the date of issuance and proceeds from such issuances will be used to temporarily fund capital expenditures, to repay borrowings under Westar Energy's revolving credit facilities, for working capital and/or for other general corporate purposes. As of October 30, 2013, Westar Energy had issued $34.5 million of commercial paper.

Westar Energy has two revolving credit facilities in the amounts of $730.0 million and $270.0 million. In July 2013, Westar Energy extended the term of the $730.0 million facility to September 2017, while the other facility terminates in February 2016. As long as there is no default under the facilities, each facility may be extended an additional year and the aggregate amount of borrowings under the facilities may be increased to $1.0 billion and $400.0 million, respectively, subject to lender participation. All borrowings under the facilities are secured by KGE first mortgage bonds. Total combined borrowings under the revolving credit facilities and the commercial paper program may not exceed $1.0 billion at any given time. As of October 30, 2013, no amounts were borrowed and $12.8 million of letters of credit had been issued under the $730.0 million facility. No amounts were borrowed and no letters of credit were issued under the $270.0 million facility as of the same date.

Long-term Debt Financing

In August 2013, Westar Energy issued $250.0 million principal amount of first mortgage bonds bearing stated interest of 4.625% and maturing in September 2043.

In June 2013, KGE redeemed two pollution control bond series with an aggregate principal amount of $100.0 million and stated interest rates of 5.60% and 6.00%.

In March 2013, Westar Energy issued $250.0 million principal amount of first mortgage bonds bearing stated interest of 4.10% and maturing in April 2043. Proceeds from the issuances were used to repay short-term debt, which had been used primarily to purchase capital equipment, to redeem bonds and for working capital and general corporate purposes.

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

As of October 30, 2013, our ratings with the agencies are as shown in the table below.

	Westar Energy First Mortgage Bond Rating	KGE First Mortgage Bond Rating	Westar Energy Commercial Paper	Rating Outlook
Moody’s	A3	A3	P-2	Stable
S&P	A-	A-	A-2	Positive
Fitch	A-	A-	F2	Stable

Common Stock

In September 2013, Westar Energy entered into two forward sale agreements with banks. Under the terms of the agreements, the banks, as forward sellers, borrowed 8.0 million shares of Westar Energy's common stock from third parties and sold them to a group of underwriters for $31.15 per share. Under over-allotment options included in the agreements, the underwriters purchased in the fourth quarter an additional 0.9 million shares, increasing the total number of shares under the forward sale agreements to approximately 8.9 million. The underwriters received a commission equal to 3.5% of the sales price of all shares sold under the agreements. Westar Energy must settle such transactions within 24 months.

In March 2013, Westar Energy entered into a new, three-year sales agency financing agreement and master forward sale agreement similar to the sales agency financing agreement and forward sale agreements entering in to in April 2010. The maximum amount that Westar Energy may offer and sell under the March 2013 agreements is the lesser of an aggregate of $500.0 million or approximately 25.0 million shares, subject to adjustment for share splits, share combinations and share dividends. Under the terms of the sales agency financing agreement, Westar Energy may offer and sell shares of its common stock from time to time. In addition, under the terms of the March 2013 sales agency financing agreement and master forward sale agreement, Westar Energy may from time to time enter into one or more forward sale transactions with the bank, as forward purchaser, and the bank will borrow shares of Westar Energy's common stock from third parties and sell them through its agent. The agent receives a commission equal to 1% of the sales price of all shares sold under the agreements. Westar Energy must settle the forward sale transactions within 18 months of the date each transaction is entered. Under the terms of the March 2013 agreements and and April 2010 agreements, during the nine months ended September 2013, Westar Energy entered into transactions with respect to an aggregate of approximately 2.5 million shares of common stock resulting in 4.2 million shares that could be settled as of September 2013.
Assuming physical share settlement of the approximately 12.2 million shares associated with these forward sale transactions as of September 30, 2013, Westar Energy would have received aggregate proceeds of approximately $362.7 million based on a forward price of $29.72 per share. These amounts do not include the additional 0.9 million shares that the underwriters purchased in the fourth quarter.
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
Summary of Cash Flows

	Nine Months Ended September 30,
	2013	2012	Change	% Change
	(Dollars In Thousands)
Cash flows from (used in):
Operating activities	$553,110	$453,956	$99,154	21.8
Investing activities	(417,414)	(601,315)	183,901	30.6
Financing activities	(131,602)	148,199	(279,801)	(188.8)
Net (decrease) increase in cash and cash equivalents	$4,094	$840	$3,254	387.4

Cash Flows from Operating Activities

Cash flows from operating activities increased due principally to our having received $68.1 million more from retail and wholesale customers, our having contributed $37.6 million less to pension and post-retirement benefit plans, our having paid $29.7 million in 2012 to settle treasury yield hedge transactions, our having paid $13.8 million less for fuel and purchased power and our having received $13.1 million more in COLI proceeds. Partially offsetting these increases was our having paid $31.2 million more for the planned Wolf Creek refueling and maintenance outage.
Cash Flows used in Investing Activities
Cash flows used in investing activities decreased due primarily to our having received $131.1 million more in proceeds from our COLI investment and our having invested $40.4 million less in additions to property, plant and equipment.

Cash Flows from Financing Activities

Cash flows from financing activities decreased due principally to our having borrowed $216.2 million less under our commercial paper program, our having repaid $127.0 million more of borrowings against the cash surrender value of COLI and our having received $48.8 million less in proceeds from the issuance of long-term debt. Partially offsetting these decreases was our having retired $120.6 million less of long-term debt in the nine months ended September 30, 2013.

Pension Contribution

During the nine months ended September 30, 2013, we contributed $27.5 million to the Westar Energy pension trust and funded $7.6 million of Wolf Creek's pension plan contributions.

OFF-BALANCE SHEET ARRANGEMENTS

As discussed under "—Common Stock" above and in Note 12 of the Notes to Consolidated Financial Statements, "Common Stock," Westar Energy entered into two separate forward sale agreements with banks in 2013. The forward sale agreements are off-balance sheet arrangements. We also have off-balance sheet arrangements in the form of operating leases and letters of credit entered into in the ordinary course of business. We did not have any additional off-balance sheet arrangements as of September 30, 2013.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

From December 31, 2012, through September 30, 2013, our contractual obligations and commercial commitments did not change materially outside the ordinary course of business. For additional information, see our 2012 Form 10-K.

OTHER INFORMATION

Changes in Prices

KCC Proceedings

In March 2013 we adjusted our prices to included updated transmission costs as reflected in the transmission formula rate discussed below. The KCC issued an order in July 2013 approving our adjustment which is expected to increase our annual retail revenues by approximately $11.8 million.

In May 2013, the KCC issued an order allowing us to adjust our prices to include costs associated with 2012 investments in environmental projects. The new prices were effective in June 2013 and are expected to increase our annual retail revenues by approximately $27.3 million.

In April 2013, we filed with the KCC for an abbreviated rate review to adjust our prices to include $333.4 million of additional investment in the La Cygne environmental upgrades and to reflect cost reductions elsewhere. In September 2013, we reached an agreement with other major parties to the rate review. If the agreement is approved by the KCC, we estimate that the new prices will increase our annual retail revenues by approximately $30.7 million. We expect the KCC to issue an order on our request in late 2013.

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

Tangible Property Regulations

On September 13, 2013, the IRS and United States Treasury Department released final and re-proposed tangible property regulations regarding the deduction and capitalization of expenditures related to tangible property, including the tax treatment of, among other things, materials and supplies, dispositions of property under the Modified Accelerated Cost Recovery System, general asset accounts and the determination of whether expenditures with respect to tangible property are a deductible repair or must be capitalized.

The regulations are generally effective for tax years beginning on or after January 1, 2014, but may be adopted in earlier years under certain circumstances. The IRS is expected to issue transition guidance during the fourth quarter of 2013 that provides the procedures for taxpayers to change their method of accounting to comply with the regulations.

We intend to adopt the guidance effective January 1, 2014. We continue to evaluate what impact the adoption of the regulations will have on our consolidated financial statements. As of this date, we do not expect the adoption of the regulations to have a material impact on our consolidated financial statements.

Employees

As of October 30, 2013, we had 2,279 employees, 1,251 of which were covered under a contract with Locals 304 and 1523 of the International Brotherhood of Electrical Workers. The initial term of this contract expired June 30, 2013; however, provisions of the contract cause it to remain in force on a year-to-year basis unless either party provides a notice of termination. With neither party having provided such notice, the contract remains in effect until at least June 30, 2014. We are currently in negotiations to extend the contract.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in commodity prices, counterparty credit, interest rates, and debt and equity instrument values. From December 31, 2012, to September 30, 2013, no significant changes occurred in our market risk exposure. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2012 Form 10-K for additional information.

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

We have begun implementing a new Enterprise Resource Planning (ERP) system that will change our business and financial transaction processes. As of July 1, 2013, we implemented aspects of the system dedicated to financial, accounting and supply chain functions. This implementation represents a change in our internal control over financial reporting. In connection with this implementation, we have updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. We expect to implement additional ERP functions; accordingly, we will update our internal controls over financial reporting, as necessary, to accommodate further modifications to such processes and procedures.

There were no other changes in our internal control over financial reporting during the three months ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on legal proceedings is set forth in Notes 3, 10 and 11 of the Notes to Condensed Consolidated Financial Statements, "Rate Matters and Regulation," "Commitments and Contingencies" and "Legal Proceedings," respectively, which are incorporated herein by reference.

ITEM 1A. RISK FACTORS

     There were no material changes in our risk factors from December 31, 2012, through September 30, 2013. For additional information, see our 2012 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In addition to information included in our Form 10-Q filed on August 7, 2013, during the three-month period ended September 30, 2013, Westar Energy entered into forward transactions pursuant to the forward sale agreement dated March 21, 2013, between Westar Energy, Inc. and The Bank of New York Mellon (filed as Exhibit 10.1 to the Form 8-K filed on March 22, 2013) and the Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC and The Bank of New York Mellon (filed as Exhibit 1.1 to the Form 8-K filed on March 22, 2013) in respect to an aggregate of approximately 0.2 million shares of Westar Energy common stock.

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

ITEM 6. EXHIBITS

1(a)
Underwriting Agreement, dated as of August 12, 2013, among Westar Energy, Inc. and Mitsubishi UFJ Securities (USA), Inc., UBS Securities LLC and Wells Fargo Securities LLC (filed as Exhibit 1.1 to the Form 8-K filed on August 12, 2013)

1(b)
Underwriting Agreement, dated September 24, 2013, among J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Citigroup Global Markets Inc. and UBS Securities LLC, as representatives of the underwriters named therein, J.P. Morgan Securities LLC, in its capacity as agent for an affiliate of JPMorgan Chase Bank, National Association, London Branch, Wells Fargo Securities, LLC, in its capacity as agent for Wells Fargo Bank, National Association and Westar Energy, Inc. (filed as Exhibit 1.1 to the Form 8-K filed on September 27, 2013)

4
Form of Forty-Fourth Supplemental Indenture, dated as of August 19, 2013, by and between Westar Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as successor to Harris Trust and Savings Bank (filed as Exhibit 4.1 to the Form 8-K filed on August 12, 2013)

10.1(a)
Confirmation of Forward Sale Transaction, dated September 24, 2013, between JPMorgan Chase Bank, National Association, London Branch and Westar Energy, Inc. (Filed as Exhibit 10.1 to the Form 8-K filed on September 27, 2013)

10.1(b)
Confirmation of Forward Sale Transaction, dated September 24, 2013, between Wells Fargo Bank, National Association and Westar Energy, Inc. (Filed as Exhibit 10.2 to the Form 8-K filed on September 27, 2013)

10.1(c)
 Confirmation of Additional Forward Sale Transaction, dated October 16, 2013, between JPMorgan Chase Bank, National Association, London Branch and Westar Energy, Inc. (Filed as Exhibit 10.1 to the Form 8-K filed on October 17, 2013)

10.1(d)
Confirmation of Additional Forward Sale Transaction, dated October 16, 2013, between Wells Fargo Bank, National Association and Westar Energy, Inc. (Filed as Exhibit 10.2 to the Form 8-K filed on October 17, 2013)

23.1(a)	Consent of Larry D. Irick (included in his opinion filed as Exhibit 5.1 to the Form 8-K filed on August 12, 2013)
23.1(b)	Consent of Larry D. Irick (included in his opinion filed as Exhibit 5.1 to the Form 8-K filed on September 27, 2013)
31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended September 30, 2013
31(b)	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended September 30, 2013
32
Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended September 30, 2013 (furnished and not to be considered filed as part of the Form 10-Q)

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

WESTAR ENERGY, INC.

Date:	November 7, 2013	By:	/s/ Anthony D. Somma
Anthony D. Somma
Senior Vice President, Chief Financial Officer and Treasurer