Form 10-Q
period 2014-03-31
WESTAR ENERGY INC /KS
filed 2014-05-07
CIK 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
Large accelerated filer    X      Accelerated filer            Non-accelerated filer              Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes             No    X
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	128,897,344 shares
(Class)	(Outstanding at April 29, 2014)

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition
2013 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2013
AFUDC	Allowance for funds used during construction
BACT	Best Available Control Technology
CCB	Coal combustion byproduct
CO	Carbon monoxide
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
CSAPR	Cross-State Air Pollution Rule
ECRR	Environmental Cost Recovery Rider
EPA	Environmental Protection Agency
EPS	Earnings per share
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
IRS	Internal Revenue Service
JEC	Jeffrey Energy Center
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
KGE	Kansas Gas and Electric Company
La Cygne	La Cygne Generating Station
Moody’s	Moody’s Investors Service
MW	Megawatt(s)
MWh	Megawatt hour(s)
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trust
NOx	Nitrogen oxides
NSPS	New Source Performance Standard
PM	Particulate matter
RECA	Retail energy cost adjustment
RSU	Restricted share unit
RTO	Regional transmission organization
S&P	Standard & Poor’s Ratings Services
SCR	Selective catalytic reduction
SO2	Sulfur dioxide
SPP	Southwest Power Pool
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

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

-
other factors discussed elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K), including in "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and in other reports we file from time to time with the Securities and Exchange Commission.

These lists are not all-inclusive because it is not possible to predict all factors. This report should be read in its entirety and in conjunction with our 2013 Form 10-K. No one section of this report deals with all aspects of the subject matter and additional information on some matters that could impact our consolidated financial results may be included in our 2013 Form 10-K. The reader should not place undue reliance on any forward-looking statement, as forward-looking statements speak only as of the date such statements were made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made.

PART I.    FINANCIAL INFORMATION
ITEM I.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Par Values)
(Unaudited)

	As of	As of
	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,065	$4,487
Accounts receivable, net of allowance for doubtful accounts of $7,233 and $4,596, respectively	231,782	250,036
Fuel inventory and supplies	249,687	239,511
Deferred tax assets	38,618	37,954
Prepaid expenses	19,934	15,821
Regulatory assets	134,458	135,408
Other	23,280	23,608
Total Current Assets	706,824	706,825
PROPERTY, PLANT AND EQUIPMENT, NET	7,669,016	7,551,916
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	293,939	296,626
OTHER ASSETS:
Regulatory assets	606,840	620,006
Nuclear decommissioning trust	178,591	175,625
Other	255,249	246,140
Total Other Assets	1,040,680	1,041,771
TOTAL ASSETS	$9,710,459	$9,597,138
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$250,000	$250,000
Current maturities of long-term debt of variable interest entities	28,256	27,479
Short-term debt	178,900	134,600
Accounts payable	191,216	233,351
Accrued dividends	45,075	43,604
Accrued taxes	101,832	69,769
Accrued interest	91,958	80,457
Regulatory liabilities	46,235	35,982
Other	78,435	80,184
Total Current Liabilities	1,011,907	955,426
LONG-TERM LIABILITIES:
Long-term debt, net	2,969,118	2,968,958
Long-term debt of variable interest entities, net	166,791	194,802
Deferred income taxes	1,397,197	1,363,148
Unamortized investment tax credits	191,484	192,265
Regulatory liabilities	297,544	293,574
Accrued employee benefits	327,558	331,558
Asset retirement obligations	171,432	160,682
Other	71,924	68,194
Total Long-Term Liabilities	5,593,048	5,573,181
COMMITMENTS AND CONTINGENCIES (See Notes 10 and 11)
EQUITY:
Westar Energy, Inc. Shareholders’ Equity:
Common stock, par value $5 per share; authorized 275,000,000 shares; issued and outstanding 128,813,670 shares and 128,254,229 shares, respective to each date	644,068	641,271
Paid-in capital	1,705,254	1,696,727
Retained earnings	748,411	724,776
Total Westar Energy, Inc. Shareholders’ Equity	3,097,733	3,062,774
Noncontrolling Interests	7,771	5,757
Total Equity	3,105,504	3,068,531
TOTAL LIABILITIES AND EQUITY	$9,710,459	$9,597,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
REVENUES	$628,556	$546,212
OPERATING EXPENSES:
Fuel and purchased power	173,839	151,752
SPP network transmission costs	51,958	43,796
Operating and maintenance	91,790	84,155
Depreciation and amortization	70,110	66,846
Selling, general and administrative	56,486	48,945
Taxes other than income tax	34,832	30,778
Total Operating Expenses	479,015	426,272
INCOME FROM OPERATIONS	149,541	119,940
OTHER INCOME (EXPENSE):
Investment earnings	2,378	4,059
Other income	5,917	3,715
Other expense	(5,664)	(5,361)
Total Other Income	2,631	2,413
Interest expense	46,241	44,284
INCOME BEFORE INCOME TAXES	105,931	78,069
Income tax expense	34,961	24,813
NET INCOME	70,970	53,256
Less: Net income attributable to noncontrolling interests	2,015	2,112
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$68,955	$51,144
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC. (See Note 2):
Basic earnings per common share	$0.53	$0.40
Diluted earnings per common share	$0.52	$0.40
AVERAGE EQUIVALENT COMMON SHARES OUTSTANDING:
Basic	129,004,112	127,196,454
Diluted	131,269,363	127,619,268
DIVIDENDS DECLARED PER COMMON SHARE	$0.35	$0.34

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$70,970	$53,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,110	66,846
Amortization of nuclear fuel	5,966	2,857
Amortization of deferred regulatory gain from sale leaseback	(1,374)	(1,374)
Amortization of corporate-owned life insurance	5,884	3,522
Non-cash compensation	1,796	2,221
Net deferred income taxes and credits	34,787	22,387
Stock-based compensation excess tax benefits	636	(202)
Allowance for equity funds used during construction	(5,006)	(2,746)
Changes in working capital items:
Accounts receivable	16,892	(2,313)
Fuel inventory and supplies	(9,956)	12,180
Prepaid expenses and other	(2,255)	7,641
Accounts payable	1,422	28,214
Accrued taxes	33,428	31,431
Other current liabilities	2,838	(7,251)
Changes in other assets	3,650	(31,259)
Changes in other liabilities	8,524	8,224
Cash Flows from Operating Activities	238,312	193,634
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(218,329)	(181,987)
Purchase of securities - trusts	(2,707)	(32,582)
Sale of securities - trusts	3,745	33,305
Proceeds from investment in corporate-owned life insurance	1,121	79,508
Proceeds from federal grant	—	876
Investment in affiliated company	1,362	—
Other investing activities	(1,230)	240
Cash Flows used in Investing Activities	(216,038)	(100,640)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	44,139	(196,318)
Proceeds from long-term debt	—	246,179
Retirements of long-term debt of variable interest entities	(27,148)	(25,368)
Repayment of capital leases	(755)	(802)
Borrowings against cash surrender value of corporate-owned life insurance	861	—
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(1,040)	(78,655)
Stock-based compensation excess tax benefits	(636)	202
Issuance of common stock	10,317	1,546
Cash dividends paid	(41,591)	(39,964)
Other financing activities	(1,843)	—
Cash Flows used in Financing Activities	(17,696)	(93,180)
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,578	(186)
CASH AND CASH EQUIVALENTS:
Beginning of period	4,487	5,829
End of period	$9,065	$5,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in Thousands)
(Unaudited)

	Westar Energy, Inc. Shareholders
	Common stock shares	Common stock	Paid-in capital	Retained earnings	Non-controlling interests	Total equity
Balance as of December 31, 2012	126,503,748	$632,519	$1,656,972	$606,649	$14,115	$2,910,255
Net income	—	—	—	51,144	2,112	53,256
Issuance of stock	51,222	256	1,290	—	—	1,546
Issuance of stock for compensation and reinvested dividends	246,488	1,232	1,121	—	—	2,353
Tax withholding related to stock compensation	—	—	(2,515)	—	—	(2,515)
Dividends on common stock ($0.34 per share)	—	—	—	(43,675)	—	(43,675)
Stock compensation expense	—	—	2,201	—	—	2,201
Tax benefit on stock compensation	—	—	202	—	—	202
Other	—	—	—	—	(1)	(1)
Balance as of March 31, 2013	126,801,458	$634,007	$1,659,271	$614,118	$16,226	$2,923,622

Balance as of December 31, 2013	128,254,229	$641,271	$1,696,727	$724,776	$5,757	$3,068,531
Net income	—	—	—	68,955	2,015	70,970
Issuance of stock	369,159	1,846	8,471	—	—	10,317
Issuance of stock for compensation and reinvested dividends	190,282	951	759	—	—	1,710
Tax withholding related to stock compensation	—	—	(1,843)	—	—	(1,843)
Dividends on common stock ($0.35 per share)	—	—	—	(45,320)	—	(45,320)
Stock compensation expense	—	—	1,776	—	—	1,776
Tax benefit on stock compensation	—	—	(636)	—	—	(636)
Distributions to shareholders of noncontrolling interests	—	—	—	—	(1)	(1)
Balance as of March 31, 2014	128,813,670	$644,068	$1,705,254	$748,411	$7,771	$3,105,504

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

The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in our 2013 Form 10-K.

Use of Management's Estimates

When we prepare our condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to depreciation, unbilled revenue, valuation of investments, forecasted fuel costs included in our retail energy cost adjustment billed to customers, income taxes, pension and post-retirement benefits, our asset retirement obligations including the decommissioning of Wolf Creek, environmental issues, VIEs, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results to be expected for the full year.

Fuel Inventory and Supplies

We state fuel inventory and supplies at average cost. Following are the balances for fuel inventory and supplies stated separately.

	As of	As of
	March 31, 2014	December 31, 2013
	(In Thousands)
Fuel inventory	$80,790	$78,368
Supplies	168,897	161,143
Fuel inventory and supplies	$249,687	$239,511

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

	Three Months Ended March 31,
	2014	2013
	(Dollars In Thousands)
Borrowed funds	$3,731	$2,585
Equity funds	5,006	2,746
Total	$8,737	$5,331
Average AFUDC Rates	7.3%	4.4%

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

The following table reconciles our basic and diluted EPS from net income.

	Three Months Ended March 31,
	2014	2013
	(Dollars In Thousands, Except Per Share Amounts)
Net income	$70,970	$53,256
Less: Net income attributable to noncontrolling interests	2,015	2,112
Net income attributable to Westar Energy, Inc.	68,955	51,144
Less: Net income allocated to RSUs	183	148
Net income allocated to common stock	$68,772	$50,996

Weighted average equivalent common shares outstanding – basic	129,004,112	127,196,454
Effect of dilutive securities:
RSUs	66,427	90,086
Forward sale agreements	2,198,824	332,728
Weighted average equivalent common shares outstanding – diluted (a)	131,269,363	127,619,268

Earnings per common share, basic	$0.53	$0.40
Earnings per common share, diluted	$0.52	$0.40
_______________
(a)We had no antidilutive shares for the three months ended March 31, 2014 and 2013.

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
CASH PAID FOR (RECEIVED FROM):
Interest on financing activities, net of amount capitalized	$39,028	$34,058
Interest on financing activities of VIEs	6,515	7,319
NON-CASH INVESTING TRANSACTIONS:
Property, plant and equipment additions	79,844	60,149
NON-CASH FINANCING TRANSACTIONS:
Issuance of stock for compensation and reinvested dividends	1,710	2,353
Assets acquired through capital leases	446	295

3. RATE MATTERS AND REGULATION

KCC Proceedings

In March 2014, the Kansas Corporation Commission (KCC) issued an order allowing us to adjust our prices, subject to final KCC review, to include updated transmission costs as reflected in the transmission formula rate discussed below. The new prices were effective in April 2014 and are expected to increase our annual retail revenues by approximately $41.0 million. We expect the KCC to issue a final order on our request later in 2014.

In March 2014, we filed an application with the KCC to adjust our prices to include costs associated with investments in environmental projects during 2013. We expect to implement the new prices in June 2014 and estimate that this will increase our annual retail revenues by approximately $11.0 million.

In December 2013, the KCC approved an order allowing us to adjust our prices to include costs incurred for property taxes. The new prices were effective in January 2014 and are expected to increase our annual retail revenues by approximately $12.7 million.

FERC Proceedings

Our transmission formula rate that includes projected 2014 transmission capital expenditures and operating costs was effective in January 2014 and is expected to increase our annual transmission revenues by approximately $44.3 million. This updated rate provided the basis for our request with the KCC to adjust our retail prices to include updated transmission costs as discussed above.

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

	As of March 31, 2014		As of December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
Fixed-rate debt	$3,102,500	$3,359,279	$3,102,500	$3,294,209
Fixed-rate debt of VIEs	194,535	211,993	221,682	241,241

Recurring Fair Value Measurements

The following table provides the amounts and their corresponding level of hierarchy for our assets that are measured at fair value.

As of March 31, 2014	Level 1	Level 2	Level 3	Total
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity	$—	$50,522	$5,984	$56,506
International equity	—	32,167	—	32,167
Core bonds	—	18,409	—	18,409
High-yield bonds	—	13,226	—	13,226
Emerging market bonds	—	11,414	—	11,414
Other fixed income	—	4,725	—	4,725
Combination debt/equity/other funds	—	17,176	—	17,176
Alternative investments	—	—	16,102	16,102
Real estate securities	—	—	8,812	8,812
Cash equivalents	54	—	—	54
Total Nuclear Decommissioning Trust	54	147,639	30,898	178,591
Trading Securities:
Domestic equity	—	18,081	—	18,081
International equity	—	4,513	—	4,513
Core bonds	—	12,150	—	12,150
Total Trading Securities	—	34,744	—	34,744
Total Assets Measured at Fair Value	$54	$182,383	$30,898	$213,335

As of December 31, 2013	Level 1	Level 2	Level 3	Total
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity	$—	$49,957	$5,817	$55,774
International equity	—	31,816	—	31,816
Core bonds	—	18,107	—	18,107
High-yield bonds	—	12,902	—	12,902
Emerging market bonds	—	11,055	—	11,055
Other fixed income	—	4,690	—	4,690
Combination debt/equity/other funds	—	17,093	—	17,093
Alternative investments	—	—	15,675	15,675
Real estate securities	—	—	8,511	8,511
Cash equivalents	2	—	—	2
Total Nuclear Decommissioning Trust	2	145,620	30,003	175,625
Trading Securities:
Domestic equity	—	18,075	—	18,075
International equity	—	4,519	—	4,519
Core bonds	—	12,166	—	12,166
Cash equivalents	166	—	—	166
Total Trading Securities	166	34,760	—	34,926
Total Assets Measured at Fair Value	$168	$180,380	$30,003	$210,551

The following table provides reconciliations of assets and liabilities measured at fair value using significant level 3 inputs for the three months ended March 31, 2014 and 2013.

	Domestic Equity	Alternative Investments	Real Estate Securities	Net Balance
	(In Thousands)
Balance as of December 31, 2013	$5,817	$15,675	$8,511	$30,003
Total realized and unrealized gains (losses) included in:
Regulatory liabilities	162	427	301	890
Purchases	50	—	76	126
Sales	(45)	—	(76)	(121)
Balance as of March 31, 2014	$5,984	$16,102	$8,812	$30,898

Balance as of December 31, 2012	$4,899	$—	$7,865	$12,764
Total realized and unrealized gains (losses) included in:
Regulatory liabilities	(32)	—	162	130
Purchases	63	15,000	69	15,132
Sales	(145)	—	(69)	(214)
Balance as of March 31, 2013	$4,785	$15,000	$8,027	$27,812

Portions of the gains and losses contributing to changes in net assets in the above tables are unrealized. The following tables summarize the unrealized gains and losses we recorded on our consolidated financial statements during the three months ended March 31, 2014 and 2013, attributed to level 3 assets and liabilities.

	Three Months Ended March 31, 2014
	Domestic Equity	Alternative Investments	Real Estate Securities	Net Balance
	(In Thousands)
Total unrealized gains included in:
Regulatory liabilities	$117	$427	$224	$768

	Three Months Ended March 31, 2013
	Domestic Equity	Alternative Investments	Real Estate Securities	Net Balance
	(In Thousands)
Total unrealized gains (losses) included in:
Regulatory liabilities	$(176)	$—	$93	$(83)

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

	As of March 31, 2014		As of December 31, 2013		As of March 31, 2014
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Frequency	Length of Settlement
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity	$5,984	$2,633	$5,817	$2,683	(a)	(a)
Alternative investments	16,102	—	15,675	—	(b)	(b)
Real estate securities	8,812	—	8,511	—	Quarterly	80 days
Total Nuclear Decommissioning Trust	30,898	2,633	30,003	2,683

Trading Securities:
Domestic equity	18,081	—	18,075	—	Upon Notice	1 day
International equity	4,513	—	4,519	—	Upon Notice	1 day
Core bonds	12,150	—	12,166	—	Upon Notice	1 day
Total Trading Securities	34,744	—	34,760	—
Total	$65,642	$2,633	$64,763	$2,683
_______________

(a)
This investment is in three long-term private equity funds that do not permit early withdrawal. Our investments in these funds cannot be distributed until the underlying investments have been liquidated which may take years from the date of initial liquidation. One fund has begun to make distributions and we expect the other to begin in 2014. Our initial investment in the third fund occurred in the third quarter of 2013. This fund's term will be 15 years, subject to the General Partner's right to extend the term for up to three additional one-year periods.

(b)
This fund has an initial lock-up period of 24 months. Redemptions are allowed, on a quarterly basis, after 24 months at the sole discretion of the fund's board of directors. A 65-day notice of redemption is required. There is a holdback on final redemptions.

Price Risk

We use various types of fuel, including coal, natural gas, uranium and diesel to operate our plants and also purchase power to meet customer demand. Our prices and consolidated financial results are exposed to market risks from commodity price changes for electricity and other energy-related products as well as interest rates. Volatility in these markets impacts our costs of purchased power and costs of fuel for our generating plants. We strive to manage our customers' and our exposure to market risks through regulatory, operating and financing activities.

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

Trading Securities

We hold equity and debt investments which we classify as trading securities in a trust used to fund certain retirement benefit obligations. As of March 31, 2014, and December 31, 2013, we measured the fair value of trust assets at $34.7 million and $34.9 million, respectively. We include unrealized gains or losses on these securities in investment earnings on our consolidated statements of income. For the three months ended March 31, 2014 and 2013, we recorded unrealized gains of $0.5 million and $2.5 million, respectively, on the assets still held.

Available-for-Sale Securities

We hold investments in a trust for the purpose of funding the decommissioning of Wolf Creek. We have classified these investments as available-for-sale and have recorded all such investments at their fair market value as of March 31, 2014, and December 31, 2013. As of March 31, 2014, the fair value of available-for-sale bond funds was $47.8 million. The NDT did not have investments in debt securities outside of investment funds as of March 31, 2014.

Using the specific identification method to determine cost, we realized gains on our available-for-sale securities of $0.1 million and $1.3 million during the three months ended March 31, 2014 and 2013, respectively. We record net realized and unrealized gains and losses in regulatory liabilities on our consolidated balance sheets. This reporting is consistent with the method we use to account for the decommissioning costs we recover in our prices. Gains or losses on assets in the trust fund are recorded as increases or decreases to regulatory liabilities and could result in lower or higher funding requirements for decommissioning costs, which we believe would be reflected in the prices paid by our customers.

The following table presents the cost, gross unrealized gains and losses, fair value and allocation of investments in the NDT fund as of March 31, 2014, and December 31, 2013.

		Gross Unrealized
Security Type	Cost	Gain	Loss	Fair Value	Allocation
	(Dollars In Thousands)
As of March 31, 2014
Domestic equity	$41,085	$15,425	$(4)	$56,506	32%
International equity	27,063	5,238	(134)	32,167	18%
Core bonds	18,332	77	—	18,409	10%
High-yield bonds	12,426	800	—	13,226	7%
Emerging market bonds	12,245	—	(831)	11,414	6%
Other fixed income	4,702	23	—	4,725	3%
Combination debt/equity/other fund	14,928	2,441	(193)	17,176	10%
Alternative investments	15,000	1,102	—	16,102	9%
Real estate securities	10,344	—	(1,532)	8,812	5%
Cash equivalents	54	—	—	54	<1%
Total	$156,179	$25,106	$(2,694)	$178,591	100%

As of December 31, 2013
Domestic equity	$40,976	$14,799	$(1)	$55,774	32%
International equity	26,581	5,266	(31)	31,816	18%
Core bonds	18,287	—	(180)	18,107	10%
High-yield bonds	12,275	627	—	12,902	7%
Emerging market bonds	12,207	—	(1,152)	11,055	6%
Other fixed income	4,684	6	—	4,690	3%
Combination debt/equity/other funds	14,964	2,380	(251)	17,093	10%
Alternative investments	15,000	675	—	15,675	9%
Real estate securities	10,268	—	(1,757)	8,511	5%
Cash equivalents	2	—	—	2	<1%
Total	$155,244	$23,753	$(3,372)	$175,625	100%

The following table presents the fair value and the gross unrealized losses of the available-for-sale securities held in the NDT fund aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2014, and December 31, 2013.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
As of March 31, 2014
Domestic equity	$106	$(4)	$—	$—	$106	$(4)
International equity	6,108	(134)	—	—	6,108	(134)
Emerging market bonds	11,414	(831)	—	—	11,414	(831)
Combination debt/equity/other funds	6,311	(193)	—	—	6,311	(193)
Real estate securities	—	—	8,812	(1,532)	8,812	(1,532)
Total	$23,939	$(1,162)	$8,812	$(1,532)	$32,751	$(2,694)

As of December 31, 2013
Domestic equity	$59	$(1)	$—	$—	$59	$(1)
International equity	6,244	(31)	—	—	6,244	(31)
Core bonds	18,107	(180)	—	—	18,107	(180)
Emerging market bonds	11,055	(1,152)	—	—	11,055	(1,152)
Combination debt/equity/other funds	6,283	(251)	—	—	6,283	(251)
Real estate securities	—	—	8,511	(1,757)	8,511	(1,757)
Total	$41,748	$(1,615)	$8,511	$(1,757)	$50,259	$(3,372)

6. DEBT FINANCING

In February 2014, Westar Energy extended the term of the $270.0 million revolving credit facility to February 2017, provided that $20.0 million of this facility will terminate in February 2016. As long as there is no default under the facility, Westar Energy may increase the aggregate amount of borrowings under the facility to $400.0 million, subject to lender participation. All borrowings under the facility are secured by KGE first mortgage bonds. As of March 31, 2014, and December 31, 2013, Westar Energy had no borrowed amounts or letters of credit outstanding under this revolving credit facility.

7. TAXES

We recorded income tax expense of $35.0 million with an effective income tax rate of 33% for the three months ended March 31, 2014, and income tax expense of $24.8 million with an effective income tax rate of 32% for the same period of 2013.

As of March 31, 2014, and December 31, 2013, unrecognized income tax benefits totaled $2.5 million and $1.7 million, respectively. We do not expect significant changes in our unrecognized income tax benefits in the next 12 months.

As of March 31, 2014, and December 31, 2013, we had $0.2 million accrued for interest related to our unrecognized income tax benefits. We accrued no penalties at either March 31, 2014, or December 31, 2013.

As of March 31, 2014, and December 31, 2013, we had recorded $1.5 million for probable assessments of taxes other than income taxes.

Effective January 1, 2014, we adopted new regulations released by the Internal Revenue Service and the United States Treasury Department regarding deduction and capitalization of expenditures related to tangible property, including the tax treatment of, among other things, materials and supplies and the determination of whether expenditures with respect to tangible property are a deductible repair or must be capitalized, and re-proposed regulations regarding dispositions of property under the Modified Accelerated Cost Recovery System. We do not expect the adoption of the regulations to have a material impact on our consolidated financial results.

Additionally, also effective January 1, 2014, we implemented new accounting guidance regarding the presentation of an unrecognized tax benefit. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent that such deferred tax assets are not available to settle any additional income taxes that would result from the disallowance of a tax position at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. We adopted this guidance with retrospective application to prior periods and it did not have a material impact on our consolidated financial statements.

8. PENSION AND POST-RETIREMENT BENEFIT PLANS

The following table summarizes the net periodic costs for our pension and post-retirement benefit plans prior to the effects of capitalization.

	Pension Benefits		Post-retirement Benefits
Three Months Ended March 31,	2014	2013	2014	2013
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$4,055	$5,355	$345	$507
Interest cost	10,400	9,630	1,588	1,502
Expected return on plan assets	(9,109)	(8,351)	(1,644)	(1,673)
Amortization of unrecognized:
Transition obligation, net	—	—	—	81
Prior service costs	131	150	631	631
Actuarial loss, net	4,840	8,478	(185)	281
Net periodic cost before regulatory adjustment	10,317	15,262	735	1,329
Regulatory adjustment (a)	4,002	784	1,124	717
Net periodic cost	$14,319	$16,046	$1,859	$2,046
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

During the three months ended March 31, 2014 and 2013, we contributed $10.4 million and $9.1 million, respectively, to the Westar Energy pension trust.

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

	Pension Benefits		Post-retirement Benefits
Three Months Ended March 31,	2014	2013	2014	2013
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$1,424	$1,709	$43	$52
Interest cost	2,117	1,891	116	103
Expected return on plan assets	(2,021)	(1,843)	—	—
Amortization of unrecognized:
Prior service costs	14	14	—	—
Actuarial loss, net	747	1,355	41	66
Net periodic cost before regulatory adjustment	2,281	3,126	200	221
Regulatory adjustment (a)	501	(203)	—	—
Net periodic cost	$2,782	$2,923	$200	$221
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

During the three months ended March 31, 2014, we did not fund the Wolf Creek pension plan, and during the three months ended March 31, 2013, we funded $2.7 million of Wolf Creek's pension plan contributions.

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

Cross-State Air Pollution Rule

In 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR) requiring 28 states, including Kansas, Missouri and Oklahoma, to further reduce emissions of SO2, NOx and fine particles. Under CSAPR, reductions in annual SO2 and NOx emissions were required to begin January 2012, with further reductions required beginning January 2014. In April 2014, the U.S. Supreme Court reversed a 2012 decision by the U.S. Court of Appeals for the District of Columbia Circuit that had vacated CSAPR and remanded CSAPR back to them for further proceedings consistent with the U.S. Supreme Court decision. The timeline for further proceedings related to CSAPR in the U.S. Court of Appeals for the District of Columbia is unknown at this time. The original effective dates under CSAPR presented compliance challenges for us, but since adoption we have installed various emission controls at our generation facilities and have projects for additional controls in progress or planned. With CSAPR reinstated, the EPA is expected to establish new effective dates for compliance with the reduced emission levels required by the rule. We are unable to determine the full impact of reinstatement of CSAPR until the U.S. Court of Appeals for the District of Columbia and EPA takes further action for which the timing is unknown.

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

In comparison to a general rate review, the environmental cost recovery rider (ECRR) reduces the amount of time it takes to begin collecting in retail prices the costs associated with capital expenditures for qualifying environmental improvements. We are not allowed to use the ECRR to collect approximately $610.0 million of the projected capital investment associated with the environmental upgrades at La Cygne Generating Station (La Cygne). In November 2013, the KCC issued an order allowing us to adjust our prices to include the additional investment in the La Cygne environmental upgrades and to reflect cost reductions elsewhere. The new prices are expected to increase our annual retail revenues by approximately $30.7 million. To change our prices to collect increased operating and maintenance costs, we must file a general rate review with the KCC.

Greenhouse Gases

Under regulations known as the Tailoring Rule, the EPA regulates greenhouse gas (GHG) emissions from certain stationary sources. The regulations are being implemented pursuant to two federal Clean Air Act programs which impose recordkeeping and monitoring requirements and also mandate the implementation of best available control technology (BACT) for projects that cause a significant increase in GHG emissions (defined to be more than 75,000 tons or more per year or 100,000 tons or more per year, depending on various factors). The EPA has issued guidance on what BACT entails for the control of GHGs and individual states are now required to determine what controls are required for facilities within their jurisdiction on a case-by-case basis. We cannot at this time determine the impact of these regulations on our future operations and consolidated financial results as the rule has not been finalized, but we believe the cost of compliance with the regulations could be material.

Renewable Energy Standard

Kansas law mandates that we maintain a minimum amount of renewable energy sources. Through 2015 net renewable generation capacity must be 10% of the average peak retail demand for the three prior years, subject to limited exceptions. This requirement increases to 15% for years 2016 through 2019 and 20% for 2020 and thereafter. With our existing wind generation facilities, supply contracts and renewable energy credits, we are able to satisfy the net renewable generation requirement through 2015. With our agreement to purchase an additional 200 megawatts (MW) of installed design capacity from a wind generation facility beginning in late 2016, we expect to meet the increased requirements through 2020. If we are unable to meet future requirements, our operations and consolidated financial results could be adversely impacted.

EPA Consent Decree

As part of a 2010 settlement of a lawsuit filed by the Department of Justice on behalf of the EPA, we are installing selective catalytic reduction (SCR) equipment on one of three Jeffrey Energy Center (JEC) coal units to be completed by the end of 2014, which we estimate will cost approximately $230.0 million. We are installing less expensive NOx reduction equipment on the other two units to satisfy other terms of the settlement. We plan to complete these projects in 2014 and recover the costs to install these systems through our ECRR, but such recovery remains subject to the approval of our regulators.

Storage of Spent Nuclear Fuel

Wolf Creek is currently evaluating alternatives for expanding its existing on-site spent nuclear fuel storage to provide additional capacity prior to 2025. We cannot predict when, or if, an off-site storage site or alternative disposal site will be available to receive Wolf Creek's spent nuclear fuel and will continue to monitor this activity.

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

12. COMMON STOCK

During the three months ended March 31, 2014, Westar Energy issued 0.3 million shares of common stock to settle certain forward sale transactions pursuant to a master forward sale confirmation entered into in 2010. Under that agreement Westar Energy must settle any forward transaction within 18 months of the date of the transaction. Assuming physical share settlement of the approximately 11.7 million shares associated with all outstanding forward sale transactions as of March 31, 2014, Westar Energy would have received aggregate proceeds of approximately $344.6 million based on a weighted-average forward price of $29.40 per share.

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

Railcars

We lease railcars from a trust under an agreement that expires in November 2014. The trust was financed with an equity contribution from an owner participant and debt issued by the trust. The trust was created specifically to purchase the railcars and lease them to us, and does not hold any other assets. We meet the requirements to be considered the primary beneficiary of this trust. In determining the primary beneficiary of the trust, we concluded that the activities of the trust that most significantly impact its economic performance and that we have the power to direct include the operation, maintenance and repair of the railcars and our ability to exercise a purchase option at the end of the agreement at the lesser of fair value or a fixed amount. We have the potential to receive benefits from the trust that could potentially be significant if the fair value of the railcars at the end of the agreement is greater than the fixed amount. Our agreement with this trust also includes renewal options during which time we would pay a fixed amount of rent. We have the potential to receive benefits from the trust during the renewal period if the fixed amount of rent is less than the amount we would be required to pay under a new agreement. We are currently evaluating whether to exercise our option to purchase the railcars or to renew this lease and the impact it will have on our consolidated financial results.

Financial Statement Impact

We have recorded the following assets and liabilities on our consolidated balance sheets related to the VIEs described above.

	As of	As of
	March 31, 2014	December 31, 2013
	(In Thousands)
Assets:
Property, plant and equipment of variable interest entities, net	$293,939	$296,626
Regulatory assets (a)	7,093	6,792

Liabilities:
Current maturities of long-term debt of variable interest entities	$28,256	$27,479
Accrued interest (b)	143	3,472
Long-term debt of variable interest entities, net	166,791	194,802
_______________
(a) Included in long-term regulatory assets on our consolidated balance sheets.
(b) Included in accrued interest on our consolidated balance sheets.

All of the liabilities noted in the table above relate to the purchase of the property, plant and equipment. The assets of the VIEs can be used only to settle obligations of the VIEs and the VIEs' debt holders have no recourse to our general credit. We have not provided financial or other support to the VIEs and are not required to provide such support. We recorded no gain or loss upon initial consolidation of the VIEs.

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

In Management's Discussion and Analysis, we discuss our operating results for the three months ended March 31, 2014, compared to the same period of 2013, our general financial condition and significant changes that occurred during 2014. As you read Management's Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

SUMMARY OF SIGNIFICANT ITEMS

Earnings Per Share

Following is a summary of our net income and basic EPS.

	Three Months Ended March 31,
	2014	2013	Change
	(Dollars In Thousands, Except Per Share Amounts)
Net income attributable to Westar Energy, Inc.	$68,955	$51,144	$17,811
Earnings per common share, basic	0.53	0.40	0.13

Net income attributable to common stock and basic EPS for the three months ended March 31, 2014, increased due primarily to higher retail prices resulting from investments we made in our transmission infrastructure and air quality controls at our power plants, higher electricity sales, and increased energy marketing margins. Retail sales increased principally due to colder weather in our service territory. Energy marketing margins increased due to volatility of power prices in some of the wholesale markets in which we buy and sell power.

Current Trends

The following is an update to and is to be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Form 10-K.

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

Greenhouse Gases

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

Under regulations known as the Tailoring Rule, the EPA regulates GHG emissions from certain stationary sources. The regulations are being implemented pursuant to two federal Clean Air Act programs which impose recordkeeping and monitoring requirements and also mandate the implementation of BACT for projects that cause a significant increase in GHG emissions (defined to be more than 75,000 tons or more per year or 100,000 tons or more per year, depending on various factors). The EPA has issued guidance on what BACT entails for the control of GHGs and individual states are now required to determine what controls are required for facilities within their jurisdiction on a case-by-case basis. We cannot at this time determine the impact of these regulations on our future operations and consolidated financial results as the rule has not been finalized, but we believe the cost of compliance with the regulations could be material.

Regulation of Coal Combustion Byproducts

In the course of operating our coal generation plants, we produce coal combustion byproducts (CCBs), including fly ash, gypsum and bottom ash. We recycle some of our ash production, principally by selling to the aggregate industry. In 2010, the EPA proposed a rule to regulate CCBs, which we believe might impair our ability to recycle ash or require additional CCB handling, processing and storage equipment, or both. The EPA has agreed, subject to court approval, to issue a final rule by December 2014. While we cannot at this time estimate the impact and costs associated with future regulations of CCBs, we believe the impact on our operations and consolidated financial results could be material.

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

In September 2011, the President instructed the EPA not to implement the 2008 Ozone Standard. We are waiting on a new standard and cannot at this time predict the impact it may have on our operations, but it could be material.

In December 2012, the EPA strengthened an existing NAAQS for one class of PM. By the end of 2014, the EPA anticipates making final attainment/nonattainment designations under this rule and expects to issue a final implementation rule. We are currently evaluating the rule, therefore, we cannot at this time predict the impact it may have on our operations or consolidated financial results, but it could be material.

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

Cross-State Air Pollution Rule

In 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR) requiring 28 states, including Kansas, Missouri and Oklahoma, to further reduce emissions of SO2, NOx and fine particles. Under CSAPR, reductions in annual SO2 and NOx emissions were required to begin January 2012, with further reductions required beginning January 2014. In April 2014, the U.S. Supreme Court reversed a 2012 decision by the U.S. Court of Appeals for the District of Columbia Circuit that had vacated CSAPR and remanded CSAPR back to them for further proceedings consistent with the U.S. Supreme Court decision. The timeline for further proceedings related to CSAPR in the U.S. Court of Appeals for the District of Columbia is unknown at this time. The original effective dates under CSAPR presented compliance challenges for us, but since adoption we have installed various emission controls at our generation facilities and have projects for additional controls in progress or planned. With CSAPR reinstated, the EPA is expected to establish new effective dates for compliance with the reduced emission levels required by the rule. We are unable to determine the full impact of reinstatement of CSAPR until the U.S. Court of Appeals for the District of Columbia and EPA takes further action for which the timing is unknown.

Water

We discharge some of the water used in our operations. This water may contain substances deemed to be pollutants. Revised rules governing such discharges from coal-fired power plants are expected to be issued by the EPA in September 2015. Although we cannot at this time determine the timing or impact of compliance with any new regulations, more stringent regulations could have a material impact on our operations and consolidated financial results.

In 2011, the EPA issued a proposed rule that would increase the requirements for cooling water intake structures at power plants over concerns about impacts to aquatic life. We are currently evaluating the proposed rule as well as recent nationally-issued information requests from the EPA. The EPA is required to finalize the rule by May 2014; however, because the rule has yet to be finalized, we cannot predict the impact it may have on our operations or consolidated financial results, but it could be material.

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

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Note 2 of the Notes to Condensed Consolidated Financial Statements, "Summary of Significant Accounting Policies," contains a summary of our significant accounting policies, many of which require estimates and assumptions by management. The policies highlighted in our 2013 Form 10-K have an impact on our reported results that may be material due to the levels of judgment and subjectivity necessary to account for uncertain matters or their susceptibility to change.

From December 31, 2013, through March 31, 2014, we did not experience any significant changes in our critical accounting estimates. For additional information, see our 2013 Form 10-K.

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

Wholesale: Sales of electricity to electric cooperatives, municipalities and other electric utilities, the prices for which are either based on cost or prevailing market prices as prescribed by FERC authority. Revenues from these sales are either included in the retail energy cost adjustment or used in the determination of base rates at the time of our next general rate case.

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

Three Months Ended March 31, 2014, Compared to Three Months Ended March 31, 2013

Below we discuss our operating results for the three months ended March 31, 2014, compared to the results for the three months ended March 31, 2013. Significant changes in results of operations shown in the table immediately below are further explained in the descriptions that follow.

	Three Months Ended March 31,
	2014	2013	Change	% Change
	(Dollars In Thousands, Except Per Share Amounts)
REVENUES:
Residential	$192,287	$165,375	$26,912	16.3
Commercial	161,100	147,956	13,144	8.9
Industrial	94,495	90,925	3,570	3.9
Other retail	(8,523)	(3,171)	(5,352)	(168.8)
Total Retail Revenues	439,359	401,085	38,274	9.5
Wholesale	110,613	86,469	24,144	27.9
Transmission (a)	61,466	51,510	9,956	19.3
Other	17,118	7,148	9,970	139.5
Total Revenues	628,556	546,212	82,344	15.1
OPERATING EXPENSES:
Fuel and purchased power	173,839	151,752	22,087	14.6
SPP network transmission costs	51,958	43,796	8,162	18.6
Operating and maintenance	91,790	84,155	7,635	9.1
Depreciation and amortization	70,110	66,846	3,264	4.9
Selling, general and administrative	56,486	48,945	7,541	15.4
Taxes other than income tax	34,832	30,778	4,054	13.2
Total Operating Expenses	479,015	426,272	52,743	12.4
INCOME FROM OPERATIONS	149,541	119,940	29,601	24.7
OTHER INCOME (EXPENSE):
Investment earnings	2,378	4,059	(1,681)	(41.4)
Other income	5,917	3,715	2,202	59.3
Other expense	(5,664)	(5,361)	(303)	(5.7)
Total Other Income	2,631	2,413	218	9.0
Interest expense	46,241	44,284	1,957	4.4
INCOME BEFORE INCOME TAXES	105,931	78,069	27,862	35.7
Income tax expense	34,961	24,813	10,148	40.9
NET INCOME	70,970	53,256	17,714	33.3
Less: Net income attributable to noncontrolling interests	2,015	2,112	(97)	(4.6)
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$68,955	$51,144	$17,811	34.8
BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC.	$0.53	$0.40	$0.13	32.5
DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC.	$0.52	$0.40	$0.12	30.0
_______________
(a) Includes revenue from an SPP network transmission tariff corresponding to our SPP network transmission costs. These costs, less administration fees of $12.0 million and $8.8 million, respectively, were returned to us as revenue.

Gross Margin

Fuel and purchased power costs fluctuate with electricity sales and unit costs. As permitted by regulators, we adjust our retail prices to reflect changes in the costs of fuel and purchased power. Fuel and purchased power costs for wholesale customers are recovered at prevailing market prices or based on a predetermined formula with a price adjustment approved by FERC. As a result, changes in fuel and purchased power costs are offset in revenues with minimal impact on net income. In addition, SPP network transmission costs fluctuate due primarily to investments by us and other members of the SPP for upgrades to the transmission grid within the SPP regional transmission organization (RTO). As with fuel and purchased power costs, changes in SPP network transmission costs are mostly reflected in the prices we charge customers with minimal impact on net income. For these reasons, we believe gross margin is useful for understanding and analyzing changes in our operating performance from one period to the next. We calculate gross margin as total revenues, including transmission revenues, less the sum of fuel and purchased power costs and amounts billed by the SPP for network transmission costs. Accordingly, gross margin reflects transmission revenues and costs on a net basis. The following table summarizes our gross margin for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013	Change	% Change
	(Dollars In Thousands)
Revenues	$628,556	$546,212	$82,344	15.1
Less: Fuel and purchased power expense	173,839	151,752	22,087	14.6
SPP network transmission costs	51,958	43,796	8,162	18.6
Gross Margin	$402,759	$350,664	$52,095	14.9

The following table reflects changes in electricity sales for the three months ended March 31, 2014 and 2013. No electricity sales are shown for transmission or other as they are not directly related to the amount of electricity we sell.

	Three Months Ended March 31,
	2014	2013	Change	% Change
	(Thousands of MWh)
ELECTRICITY SALES:
Residential	1,709	1,543	166	10.8
Commercial	1,760	1,703	57	3.3
Industrial	1,339	1,312	27	2.1
Other retail	21	21	—	—
Total Retail	4,829	4,579	250	5.5
Wholesale	2,476	2,045	431	21.1
Total	7,305	6,624	681	10.3

Gross margin increased for the three months ended March 31, 2014, compared to the same period in 2013 due primarily to higher retail revenues, 57% of which was attributable to more electricity sales and 43% due to higher prices resulting from investments we made in our transmission infrastructure and air quality controls at our power plants. The higher retail electricity sales were attributable principally to cooler weather, which particularly impacts residential and commercial electricity sales. As measured by heating degree days, the weather during the three months ended March 31, 2014, was 12% cooler than the same period of 2013. Also contributing to the increase in gross margin was increased energy marketing margins of $10.4 million due to volatility of power prices in some of the wholesale markets in which we buy and sell power.

Income from operations is the most directly comparable measure to our presentation of gross margin that is calculated and presented in accordance with GAAP in our consolidated statements of income. Our presentation of gross margin should not be considered in isolation or as a substitute for income from operations. Additionally, our presentation of gross margin may not be comparable to similarly titled measures reported by other companies. The following table reconciles income from operations with gross margin for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013	Change	% Change
	(Dollars In Thousands)
Gross margin	$402,759	$350,664	$52,095	14.9
Less: Operating and maintenance expense	91,790	84,155	7,635	9.1
Depreciation and amortization expense	70,110	66,846	3,264	4.9
Selling, general and administrative expense	56,486	48,945	7,541	15.4
Taxes other than income tax	34,832	30,778	4,054	13.2
Income from operations	$149,541	$119,940	$29,601	24.7

Operating Expenses and Other Income and Expense Items

	Three Months Ended March 31,
	2014	2013	Change	% Change
	(Dollars in Thousands)
Operating and maintenance expense	$91,790	$84,155	$7,635	9.1

Operating and maintenance expense increased due principally to higher costs at Wolf Creek, which were the result principally of $5.6 million of higher operating and maintenance costs incurred during a scheduled outage during the period and $1.6 million of higher amortization of refueling outage costs.

	Three Months Ended March 31,
	2014	2013	Change	% Change
	(Dollars in Thousands)
Depreciation and amortization expense	$70,110	$66,846	$3,264	4.9

Depreciation and amortization expense increased during the three months ended March 31, 2014, compared to the same period of 2013 due to additions at our power plants, including air quality controls, and the addition of transmission facilities.

	Three Months Ended March 31,
	2014	2013	Change	% Change
	(Dollars in Thousands)
Selling, general and administrative expense	$56,486	$48,945	$7,541	15.4

Selling, general and administrative expense for the three months ended March 31, 2014, increased due primarily to:

•	higher post-retirement and other employee benefit costs due to the restructuring of insurance contracts in 2013 resulting in a $3.5 million increase; and

•	an increase in the allowance for uncollectible accounts of $1.5 million due primarily to higher prices and cooler weather.

	Three Months Ended March 31,
	2014	2013	Change	% Change
	(Dollars in Thousands)
Taxes other than income tax	$34,832	$30,778	$4,054	13.2

Taxes other than income tax increased due primarily to a $3.3 million increase in property tax expense, which is offset in retail revenues.

	Three Months Ended March 31,
	2014	2013	Change	% Change
	(Dollars in Thousands)
Income tax expense	$34,961	$24,813	$10,148	40.9

Income tax expense increased for the three month period due principally to higher income before income taxes.

FINANCIAL CONDITION

A number of factors affected amounts recorded on our balance sheet as of March 31, 2014, compared to December 31, 2013.

	As of	As of
	March 31, 2014	December 31, 2013	Change	% Change
	(Dollars in Thousands)
Fuel inventory and supplies	$249,687	$239,511	$10,176	4.2

Inventory increased due principally to a $7.8 million increase in materials and supplies due mostly to support environmental upgrades at Jeffrey Energy Center and La Cygne as well as increases in material for transmission and substation equipment and a $2.5 million increase in coal inventory.

	As of	As of
	March 31, 2014	December 31, 2013	Change	% Change
	(Dollars in Thousands)
Regulatory assets	$741,298	$755,414	$(14,116)	(1.9)
Regulatory liabilities	343,779	329,556	14,223	4.3
Net regulatory assets	$397,519	$425,858	$(28,339)	(6.7)

Total regulatory assets decreased due primarily to the following reasons:

•	a $10.3 million decrease in deferred employee benefit costs;

•	a $4.0 million decrease in amounts deferred for Wolf Creek refueling outages;

•	a $2.0 million decrease in amounts deferred for energy efficiency costs;

•	a $1.7 million decrease in deferred debt reacquisition costs; and

•	a $1.3 million decrease in amounts due from customers for future income taxes; however,

•	partially offsetting these decreases was a $5.8 million increase in amounts previously deferred for fuel expense.

Regulatory liabilities increased due primarily to a $10.5 million increase in our refund obligation related to retail energy cost adjustment (RECA) and a $6.5 million increase in jurisdictional AFUDC. Partially offsetting these increases was a $3.5 million decrease in amounts collected but not yet spent to dispose of plant assets.

	As of	As of
	March 31, 2014	December 31, 2013	Change	% Change
	(Dollars in Thousands)
Property, plant and equipment, net	$7,669,016	$7,551,916	$117,100	1.6

Property, plant and equipment, net of accumulated depreciation, increased due primarily to additions at our power plants, including air quality controls, and the addition of transmission facilities.

	As of	As of
	March 31, 2014	December 31, 2013	Change	% Change
	(Dollars in Thousands)
Short-term debt	$178,900	$134,600	$44,300	32.9

Short-term debt increased due to increases in issuances of commercial paper used primarily to purchase capital equipment and for working capital and general corporate purposes.

	As of	As of
	March 31, 2014	December 31, 2013	Change	% Change
	(Dollars in Thousands)
Current maturities of long-term debt of variable interest entities	$28,256	$27,479	$777	2.8
Long-term debt of variable interest entities	166,791	194,802	(28,011)	(14.4)
Total long-term debt of variable interest entities	$195,047	$222,281	$(27,234)	(12.3)

Total long-term debt of variable interest entities decreased due to the VIEs that hold the JEC and La Cygne leasehold interests having made principal payments totaling $27.1 million.

	As of	As of
	March 31, 2014	December 31, 2013	Change	% Change
	(Dollars in Thousands)
Deferred income taxes	$1,397,197	$1,363,148	$34,049	2.5

Long-term deferred income tax liabilities increased due primarily to the use of bonus and accelerated depreciation methods during the period.

	As of	As of
	March 31, 2014	December 31, 2013	Change	% Change
	(Dollars in Thousands)
Accrued taxes	$101,832	$69,769	$32,063	46.0

Accrued taxes increased due mostly to an increase in accrued property taxes.

	As of	As of
	March 31, 2014	December 31, 2013	Change	% Change
	(Dollars in Thousands)
Asset retirement obligations	$171,432	$160,682	$10,750	6.7

Asset retirement obligations increased due primarily to an $8.5 million revision for remediation of disposal ponds.

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

Short-Term Borrowings

Westar Energy has a commercial paper program pursuant to which it may issue up to a maximum aggregate amount outstanding at any one time of $1.0 billion. This program is supported by Westar Energy's revolving credit facilities described below. Maturities of commercial paper issuances may not exceed 365 days from the date of issuance and proceeds from such issuances will be used to temporarily fund capital expenditures, to repay borrowings under Westar Energy's revolving credit facilities, for working capital and/or for other general corporate purposes. As of April 29, 2014, Westar Energy had issued $212.4 million of commercial paper.

Westar Energy has two revolving credit facilities in the amounts of $730.0 million and $270.0 million. In July 2013, Westar Energy extended the term of the $730.0 million facility to September 2017, and in February 2014, Westar Energy extended the term of the $270.0 million credit facility to February 2017, provided that $20.0 million of this facility will terminate in February 2016. As long as there is no default under the facility, the $730.0 million facility may be extended an additional year and the aggregate amount of borrowings under the $730.0 million and $270.0 million facilities may be increased to $1.0 billion and $400.0 million, respectively, subject to lender participation. All borrowings under the facilities are secured by KGE first mortgage bonds. Total combined borrowings under the revolving credit facilities and the commercial paper program may not exceed $1.0 billion at any given time. As of April 29, 2014, no amounts were borrowed and $16.7 million in letters of credit had been issued under the $730.0 million facility. No amounts were borrowed and no letters of credit were issued under the $270.0 million facility as of the same date.

Long-term Debt Financing

We have $250.0 million in outstanding aggregate principal amount of first mortgage bonds that are due July 1, 2014. We expect to issue additional long-term debt to redeem those bonds before the maturity date thereof.

In June 2014, KGE plans to redeem three pollution control bond series with an aggregate principal amount of $177.5 million and stated interest rates of 5.30% and 5.00%.

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

In January 2014, Moody's upgraded its ratings for Westar Energy and KGE first mortgage bonds to A2 from A3. In April 2014, S&P upgraded its rating for Westar Energy and KGE first mortgage bonds to A from A-. As of April 29, 2014, our ratings with the agencies are as shown in the table below.

	Westar Energy First Mortgage Bond Rating	KGE First Mortgage Bond Rating	Westar Energy Commercial Paper	Rating Outlook
Moody’s	A2	A2	P-2	Stable
S&P	A	A	A-2	Stable
Fitch	A-	A-	F2	Stable

Common Stock

During the three months ended March 31, 2014, Westar Energy issued 0.3 million shares of common stock to settle certain forward sale transactions pursuant to a master forward sale confirmation entered into in 2010. Under that agreement Westar Energy must settle any forward transaction within 18 months of the date of the transaction. Assuming physical share settlement of the approximately 11.7 million shares associated with all outstanding forward sale transactions as of March 31, 2014, Westar Energy would have received aggregate proceeds of approximately $344.6 million based on a weighted-average forward price of $29.40 per share.

Summary of Cash Flows

	Three Months Ended March 31,
	2014	2013	Change	% Change
	(Dollars In Thousands)
Cash flows from (used in):
Operating activities	$238,312	$193,634	$44,678	23.1
Investing activities	(216,038)	(100,640)	(115,398)	(114.7)
Financing activities	(17,696)	(93,180)	75,484	81.0
Net increase (decrease) in cash and cash equivalents	$4,578	$(186)	$4,764	(a)
 _______________
(a) Change greater than 1,000%.

Cash Flows from Operating Activities

Cash flows from operating activities increased due principally to our having received $70.2 million more from retail and wholesale customers, our having received $8.3 million more from energy marketing activities, our having received $2.7 million more from transmission activities and our having contributed $2.7 million less to pension and post-retirement benefit plans. Partially offsetting these increases was our having paid $43.1 million more for fuel and purchased power, including coal.
Cash Flows used in Investing Activities
Cash flows used in investing activities increased due primarily to our having received $78.4 million less in proceeds from our investment in corporate owned life insurance (COLI) and our having invested $36.3 million more in additions to property, plant and equipment.

Cash Flows used in Financing Activities

Cash flows used in financing activities decreased due principally to our having issued $44.1 million of commercial paper during the three months ended March 31, 2014, compared to having repaid $196.3 million of commercial paper during the same period in 2013. Also contributing to the decrease was our having repaid $77.6 million less for borrowings against the cash surrender value of COLI. Partially offsetting these decreases was our having issued $250.0 million in long-term debt in 2013.

Pension Contribution

During the three months ended March 31, 2014, we contributed $10.4 million to the Westar Energy pension trust. No payments were made to fund the Wolf Creek pension plan during the same period.

OFF-BALANCE SHEET ARRANGEMENTS

From December 31, 2013, through March 31, 2014, our off balance sheet arrangements did not change materially. For additional information, see our 2013 Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

From December 31, 2013, through March 31, 2014, our contractual obligations and commercial commitments did not change materially outside the ordinary course of business. For additional information, see our 2013 Form 10-K.

OTHER INFORMATION

Changes in Prices

KCC Proceedings

In March 2014, the KCC issued an order allowing us to adjust our prices, subject to final KCC review, to include updated transmission costs as reflected in the transmission formula rate discussed below. The new prices were effective in April 2014 and are expected to increase our annual retail revenues by approximately $41.0 million. We expect the KCC to issue a final order on our request later in 2014.

In March 2014, we filed an application with the KCC to adjust our prices to include costs associated with investments in environmental projects during 2013. We expect to implement the new prices in June 2014 and estimate that this will increase our annual retail revenues by approximately $11.0 million.

In December 2013, the KCC approved an order allowing us to adjust our prices to include costs incurred for property taxes. The new prices were effective in January 2014 and are expected to increase our annual retail revenues by approximately $12.7 million.

FERC Proceedings

Our transmission formula rate that includes projected 2014 transmission capital expenditures and operating costs was effective in January 2014 and is expected to increase our annual transmission revenues by approximately $44.3 million. This updated rate provided the basis for our request with the KCC to adjust our retail prices to include updated transmission costs as discussed above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in commodity prices, counterparty credit, interest rates, and debt and equity instrument values. From December 31, 2013, to March 31, 2014, no significant changes occurred in our market risk exposure. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2013 Form 10-K for additional information.

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on legal proceedings is set forth in Notes 3, 10 and 11 of the Notes to Condensed Consolidated Financial Statements, "Rate Matters and Regulation," "Commitments and Contingencies" and "Legal Proceedings," respectively, which are incorporated herein by reference.

ITEM 1A. RISK FACTORS

     There were no material changes in our risk factors from December 31, 2013, through March 31, 2014. For additional information, see our 2013 Form 10-K.

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

ITEM 6. EXHIBITS

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended March 31, 2014
31(b)	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended March 31, 2014
32
Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended March 31, 2014 (furnished and not to be considered filed as part of the Form 10-Q)

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

WESTAR ENERGY, INC.

Date:	May 7, 2014	By:	/s/ Anthony D. Somma
Anthony D. Somma
Senior Vice President, Chief Financial Officer and Treasurer