Form 10-Q
period 2014-06-30
WESTAR ENERGY INC /KS
filed 2014-08-06
CIK 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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
Large accelerated filer    X      Accelerated filer            Non-accelerated filer              Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes             No    X
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	129,690,019 shares
(Class)	(Outstanding at July 30, 2014)

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition
2013 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2013
AFUDC	Allowance for funds used during construction
BACT	Best Available Control Technology
BTA	Best Technology Available
CCB	Coal combustion byproduct
CO	Carbon monoxide
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
ECRR	Environmental Cost Recovery Rider
EPA	Environmental Protection Agency
EPS	Earnings per share
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
IRS	Internal Revenue Service
JEC	Jeffrey Energy Center
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
KGE	Kansas Gas and Electric Company
La Cygne	La Cygne Generating Station
Moody’s	Moody’s Investors Service
MW	Megawatt(s)
MWh	Megawatt hour(s)
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trust
NOx	Nitrogen oxides
NSPS	New Source Performance Standard
PM	Particulate matter
PSD	Prevention of Significant Deterioration
RECA	Retail energy cost adjustment
RSU	Restricted share unit
RTO	Regional transmission organization
S&P	Standard & Poor’s Ratings Services
SO2	Sulfur dioxide
SPP	Southwest Power Pool
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

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

-	the difficulty of predicting the amount and timing of changes in demand for electricity, including with respect to emerging competing services and technologies,

-	weather conditions and their effect on sales of electricity as well as on prices of energy commodities,

-	equipment damage from storms and extreme weather,

-	economic and capital market conditions, including the impact of inflation or deflation, changes in interest rates, the cost and availability of capital and the market for trading wholesale energy,

-	the impact of changes in market conditions on employee benefit liability calculations, as well as actual and assumed investment returns on invested plan assets,

-	the impact of changes in estimates regarding our Wolf Creek Generating Station (Wolf Creek) decommissioning obligation,

-	the existence or introduction of competition into markets in which we operate,

-	the impact of frequently changing laws and regulations relating to air and greenhouse gas (GHG) emissions, water emissions, waste management and other environmental matters,

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

-
other circumstances affecting anticipated operations, electricity sales and costs, political, legislative, judicial and regulatory developments at the municipal, state and federal level that can affect us or our industry, including in particular those relating to environmental laws and regulations,

-	the impact of adverse changes in financial markets potentially resulting in the need for additional funding for the nuclear decommissioning and pension trust,

-	cost of fuel used in generation and wholesale electricity prices,

-	conservation and energy efficiency measures which may reduce sales, and

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

PART I.    FINANCIAL INFORMATION
ITEM I.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Par Values)
(Unaudited)

	As of	As of
	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,751	$4,487
Accounts receivable, net of allowance for doubtful accounts of $4,503 and $4,596, respectively	259,205	250,036
Fuel inventory and supplies	256,521	239,511
Deferred tax assets	41,878	37,954
Prepaid expenses	18,058	15,821
Regulatory assets	136,809	135,408
Other	24,931	23,608
Total Current Assets	748,153	706,825
PROPERTY, PLANT AND EQUIPMENT, NET	7,816,120	7,551,916
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	291,253	296,626
OTHER ASSETS:
Regulatory assets	599,721	620,006
Nuclear decommissioning trust	185,896	175,625
Other	230,099	246,140
Total Other Assets	1,015,716	1,041,771
TOTAL ASSETS	$9,871,242	$9,597,138
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$250,000
Current maturities of long-term debt of variable interest entities	28,098	27,479
Short-term debt	343,300	134,600
Accounts payable	171,162	233,351
Accrued dividends	45,182	43,604
Accrued taxes	76,592	69,769
Accrued interest	55,556	80,457
Regulatory liabilities	54,185	35,982
Other	85,579	80,184
Total Current Liabilities	859,654	955,426
LONG-TERM LIABILITIES:
Long-term debt, net	3,215,805	2,968,958
Long-term debt of variable interest entities, net	166,720	194,802
Deferred income taxes	1,423,021	1,363,148
Unamortized investment tax credits	190,702	192,265
Regulatory liabilities	307,053	293,574
Accrued employee benefits	325,449	331,558
Asset retirement obligations	177,755	160,682
Other	74,140	68,194
Total Long-Term Liabilities	5,880,645	5,573,181
COMMITMENTS AND CONTINGENCIES (See Notes 10 and 11)
EQUITY:
Westar Energy, Inc. Shareholders’ Equity:
Common stock, par value $5 per share; authorized 275,000,000 shares; issued and outstanding 129,272,835 shares and 128,254,229 shares, respective to each date	646,364	641,271
Paid-in capital	1,718,017	1,696,727
Retained earnings	756,442	724,776
Total Westar Energy, Inc. Shareholders’ Equity	3,120,823	3,062,774
Noncontrolling Interests	10,120	5,757
Total Equity	3,130,943	3,068,531
TOTAL LIABILITIES AND EQUITY	$9,871,242	$9,597,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,
	2014	2013
REVENUES	$612,668	$569,589
OPERATING EXPENSES:
Fuel and purchased power	164,779	152,700
SPP network transmission costs	55,533	44,600
Operating and maintenance	101,839	87,999
Depreciation and amortization	70,882	67,597
Selling, general and administrative	62,168	54,477
Taxes other than income tax	34,738	30,704
Total Operating Expenses	489,939	438,077
INCOME FROM OPERATIONS	122,729	131,512
OTHER INCOME (EXPENSE):
Investment earnings	3,175	1,690
Other income	5,658	13,711
Other expense	(2,287)	(2,354)
Total Other Income	6,546	13,047
Interest expense	47,303	45,798
INCOME BEFORE INCOME TAXES	81,972	98,761
Income tax expense	26,150	29,310
NET INCOME	55,822	69,451
Less: Net income attributable to noncontrolling interests	2,349	2,263
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$53,473	$67,188
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC. (See Note 2):
Basic earnings per common share	$0.41	$0.53
Diluted earnings per common share	$0.40	$0.52
AVERAGE EQUIVALENT COMMON SHARES OUTSTANDING:
Basic	129,363,382	127,311,411
Diluted	131,973,139	127,930,395
DIVIDENDS DECLARED PER COMMON SHARE	$0.35	$0.34

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
REVENUES	$1,241,224	$1,115,801
OPERATING EXPENSES:
Fuel and purchased power	338,618	304,452
SPP network transmission costs	107,491	88,396
Operating and maintenance	193,629	172,154
Depreciation and amortization	140,992	134,443
Selling, general and administrative	118,653	103,422
Taxes other than income tax	69,571	61,482
Total Operating Expenses	968,954	864,349
INCOME FROM OPERATIONS	272,270	251,452
OTHER INCOME (EXPENSE):
Investment earnings	5,553	5,749
Other income	11,575	17,427
Other expense	(7,952)	(7,715)
Total Other Income	9,176	15,461
Interest expense	93,543	90,082
INCOME BEFORE INCOME TAXES	187,903	176,831
Income tax expense	61,111	54,123
NET INCOME	126,792	122,708
Less: Net income attributable to noncontrolling interests	4,365	4,375
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$122,427	$118,333
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC. (See Note 2):
Basic earnings per common share	$0.95	$0.93
Diluted earnings per common share	$0.93	$0.92
AVERAGE EQUIVALENT COMMON SHARES OUTSTANDING:
Basic	129,184,767	127,254,250
Diluted	131,778,584	127,735,157
DIVIDENDS DECLARED PER COMMON SHARE	$0.70	$0.68

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$126,792	$122,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140,992	134,443
Amortization of nuclear fuel	10,304	8,631
Amortization of deferred regulatory gain from sale leaseback	(2,748)	(2,748)
Amortization of corporate-owned life insurance	8,712	4,138
Non-cash compensation	3,945	4,146
Net deferred income taxes and credits	58,097	45,409
Stock-based compensation excess tax benefits	544	(399)
Allowance for equity funds used during construction	(9,718)	(5,689)
Changes in working capital items:
Accounts receivable	(10,586)	(15,271)
Fuel inventory and supplies	(16,248)	11,780
Prepaid expenses and other	(4,891)	2,396
Accounts payable	(16,199)	(24,838)
Accrued taxes	8,293	16,196
Other current liabilities	(32,477)	(58,624)
Changes in other assets	1,828	(28,048)
Changes in other liabilities	16,674	17,080
Cash Flows from Operating Activities	283,314	231,310
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(427,124)	(398,998)
Purchase of securities - trusts	(4,410)	(59,986)
Sale of securities - trusts	5,552	75,475
Investment in corporate-owned life insurance	(15,903)	(17,408)
Proceeds from investment in corporate-owned life insurance	1,773	101,085
Proceeds from federal grant	—	876
Investment in affiliated company	1,418	—
Other investing activities	(1,544)	(2,362)
Cash Flows used in Investing Activities	(440,238)	(301,318)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	208,533	70,617
Proceeds from long-term debt	171,785	245,813
Retirements of long-term debt	(177,500)	(100,000)
Retirements of long-term debt of variable interest entities	(27,305)	(25,474)
Repayment of capital leases	(1,628)	(1,539)
Borrowings against cash surrender value of corporate-owned life insurance	56,577	57,948
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(1,123)	(100,060)
Stock-based compensation excess tax benefits	(544)	399
Issuance of common stock	20,699	2,992
Distributions to shareholders of noncontrolling interests	—	(1,658)
Cash dividends paid	(84,419)	(80,886)
Other financing activities	(1,887)	—
Cash Flows from Financing Activities	163,188	68,152
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,264	(1,856)
CASH AND CASH EQUIVALENTS:
Beginning of period	4,487	5,829
End of period	$10,751	$3,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in Thousands)
(Unaudited)

	Westar Energy, Inc. Shareholders
	Common stock shares	Common stock	Paid-in capital	Retained earnings	Non-controlling interests	Total equity
Balance as of December 31, 2012	126,503,748	$632,519	$1,656,972	$606,649	$14,115	$2,910,255
Net income	—	—	—	118,333	4,375	122,708
Issuance of stock	95,841	479	2,513	—	—	2,992
Issuance of stock for compensation and reinvested dividends	335,462	1,677	3,105	—	—	4,782
Tax withholding related to stock compensation	—	—	(2,568)	—	—	(2,568)
Dividends on common stock ($0.68 per share)	—	—	—	(87,082)	—	(87,082)
Stock compensation expense	—	—	4,104	—	—	4,104
Tax benefit on stock compensation	—	—	399	—	—	399
Deconsolidation of noncontrolling interest	—	—	—	—	(14,282)	(14,282)
Distributions to shareholders of noncontrolling interests	—	—	—	—	(1,658)	(1,658)
Balance as of June 30, 2013	126,935,051	$634,675	$1,664,525	$637,900	$2,550	$2,939,650

Balance as of December 31, 2013	128,254,229	$641,271	$1,696,727	$724,776	$5,757	$3,068,531
Net income	—	—	—	122,427	4,365	126,792
Issuance of stock	755,961	3,780	16,919	—	—	20,699
Issuance of stock for compensation and reinvested dividends	262,645	1,313	2,899	—	—	4,212
Tax withholding related to stock compensation	—	—	(1,887)	—	—	(1,887)
Dividends on common stock ($0.70 per share)	—	—	—	(90,761)	—	(90,761)
Stock compensation expense	—	—	3,903	—	—	3,903
Tax benefit on stock compensation	—	—	(544)	—	—	(544)
Other	—	—	—	—	(2)	(2)
Balance as of June 30, 2014	129,272,835	646,364	1,718,017	756,442	10,120	3,130,943

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

We provide electric generation, transmission and distribution services to approximately 697,000 customers in Kansas. Westar Energy provides these services in central and northeastern Kansas, including the cities of Topeka, Lawrence, Manhattan, Salina and Hutchinson. Kansas Gas and Electric Company (KGE), Westar Energy's wholly owned subsidiary, provides these services in south-central and southeastern Kansas, including the city of Wichita. Both Westar Energy and KGE conduct business using the name Westar Energy. Our corporate headquarters is located at 818 South Kansas Avenue, Topeka, Kansas 66612.

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

Use of Management's Estimates

When we prepare our condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to depreciation, unbilled revenue, valuation of investments, forecasted fuel costs included in our retail energy cost adjustment (RECA) billed to customers, income taxes, pension and post-retirement benefits, our asset retirement obligations including the decommissioning of Wolf Creek, environmental issues, VIEs, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results to be expected for the full year.

Fuel Inventory and Supplies

We state fuel inventory and supplies at average cost. Following are the balances for fuel inventory and supplies stated separately.

	As of	As of
	June 30, 2014	December 31, 2013
	(In Thousands)
Fuel inventory	$83,513	$78,368
Supplies	173,008	161,143
Fuel inventory and supplies	$256,521	$239,511

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars In Thousands)
Borrowed funds	$3,213	$2,583	$6,944	$5,168
Equity funds	4,712	2,943	9,718	5,689
Total	$7,925	$5,526	$16,662	$10,857
Average AFUDC Rates	6.8%	4.3%	7.0%	4.3%

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

The following table reconciles our basic and diluted EPS from net income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars In Thousands, Except Per Share Amounts)
Net income	$55,822	$69,451	$126,792	$122,708
Less: Net income attributable to noncontrolling interests	2,349	2,263	4,365	4,375
Net income attributable to Westar Energy, Inc.	53,473	67,188	122,427	118,333
Less: Net income allocated to RSUs	148	196	336	339
Net income allocated to common stock	$53,325	$66,992	$122,091	$117,994

Weighted average equivalent common shares outstanding – basic	129,363,382	127,311,411	129,184,767	127,254,250
Effect of dilutive securities:
RSUs	164,641	53,570	122,221	45,567
Forward sale agreements	2,445,116	565,414	2,471,596	435,340
Weighted average equivalent common shares outstanding – diluted (a)	131,973,139	127,930,395	131,778,584	127,735,157

Earnings per common share, basic	$0.41	$0.53	$0.95	$0.93
Earnings per common share, diluted	$0.40	$0.52	$0.93	$0.92
_______________
(a)We had no antidilutive shares for the three and six months ended June 30, 2014 and 2013.

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2014	2013
	(In Thousands)
CASH PAID FOR (RECEIVED FROM):
Interest on financing activities, net of amount capitalized	$80,373	$73,853
Interest on financing activities of VIEs	6,526	7,349
Income taxes, net of refunds	236	(86)
NON-CASH INVESTING TRANSACTIONS:
Property, plant and equipment additions	90,395	56,187
Property, plant and equipment of VIEs	—	(14,282)
NON-CASH FINANCING TRANSACTIONS:
Issuance of stock for compensation and reinvested dividends	4,212	4,782
Deconsolidation of VIE	—	(14,282)
Assets acquired through capital leases	1,195	326

New Accounting Pronouncements

We prepare our consolidated financial statements in accordance with GAAP for the United States of America. To address current issues in accounting, regulatory bodies have issued the following new accounting pronouncement that may affect our accounting and/or disclosure.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance that addresses revenue from contracts with customers. The objective of the new guidance is to establish principles to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue from contracts with customers. This guidance is effective for fiscal years beginning after December 15, 2016. Early application of the standard is not permitted. The standard permits the use of either the retrospective application or cumulative effect transition method. We have not yet selected a transition method or determined the impact on our consolidated financial statements but we do not expect it to be material.

3. RATE MATTERS AND REGULATION

KCC Proceedings

In June 2014, the Kansas Corporation Commission (KCC) issued an order to adjust our prices to include updated transmission costs as reflected in the transmission formula rate discussed below. The new prices were effective in April 2014 and we estimate this will increase our annual retail revenues by approximately $41.0 million.

In May 2014, the KCC issued an order to adjust our prices to include costs associated with investments to comply with environmental requirements during 2013. New prices were effective in June 2014 and we estimate this will increase our annual retail revenues by approximately $11.0 million.

In December 2013, the KCC issued an order to adjust our prices to include costs incurred for property taxes. New prices were effective in January 2014 and are expected to increase annual retail revenues by approximately $12.7 million.

FERC Proceedings

Our transmission formula rate that includes projected 2014 transmission capital expenditures and operating costs became effective January 2014 and is expected to increase annual transmission revenues by approximately $44.3 million. This updated rate provided the basis for our request to the KCC to adjust our retail prices to include updated transmission costs discussed above.

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

	As of June 30, 2014		As of December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
Fixed-rate debt	$3,105,000	$3,417,259	$3,102,500	$3,294,209
Fixed-rate debt of VIEs	194,377	215,873	221,682	241,241

Recurring Fair Value Measurements

The following table provides the amounts and their corresponding level of hierarchy for our assets that are measured at fair value.

As of June 30, 2014	Level 1	Level 2	Level 3	Total
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity	$—	$52,848	$6,288	$59,136
International equity	—	33,930	—	33,930
Core bonds	—	18,865	—	18,865
High-yield bonds	—	13,575	—	13,575
Emerging market bonds	—	11,995	—	11,995
Other fixed income	—	4,807	—	4,807
Combination debt/equity/other funds	—	17,920	—	17,920
Alternative investments	—	—	16,446	16,446
Real estate securities	—	—	9,026	9,026
Cash equivalents	196	—	—	196
Total Nuclear Decommissioning Trust	196	153,940	31,760	185,896
Trading Securities:
Domestic equity	—	18,450	—	18,450
International equity	—	4,607	—	4,607
Core bonds	—	12,307	—	12,307
Cash equivalents	168	—	—	168
Total Trading Securities	168	35,364	—	35,532
Total Assets Measured at Fair Value	$364	$189,304	$31,760	$221,428

As of December 31, 2013	Level 1	Level 2	Level 3	Total
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity	$—	$49,957	$5,817	$55,774
International equity	—	31,816	—	31,816
Core bonds	—	18,107	—	18,107
High-yield bonds	—	12,902	—	12,902
Emerging market bonds	—	11,055	—	11,055
Other fixed income	—	4,690	—	4,690
Combination debt/equity/other funds	—	17,093	—	17,093
Alternative investments	—	—	15,675	15,675
Real estate securities	—	—	8,511	8,511
Cash equivalents	2	—	—	2
Total Nuclear Decommissioning Trust	2	145,620	30,003	175,625
Trading Securities:
Domestic equity	—	18,075	—	18,075
International equity	—	4,519	—	4,519
Core bonds	—	12,166	—	12,166
Cash equivalents	166	—	—	166
Total Trading Securities	166	34,760	—	34,926
Total Assets Measured at Fair Value	$168	$180,380	$30,003	$210,551

The following table provides reconciliations of assets and liabilities measured at fair value using significant level 3 inputs for the three and six months ended June 30, 2014.

	Domestic Equity	Alternative Investments	Real Estate Securities	Net Balance
	(In Thousands)
Balance as of March 31, 2014	$5,984	$16,102	$8,812	$30,898
Total realized and unrealized gains (losses) included in:
Regulatory liabilities	447	344	214	1,005
Purchases	46	—	89	135
Sales	(189)	—	(89)	(278)
Balance as of June 30, 2014	$6,288	$16,446	$9,026	$31,760

Balance as of December 31, 2013	$5,817	$15,675	$8,511	$30,003
Total realized and unrealized gains (losses) included in:
Regulatory liabilities	609	771	515	1,895
Purchases	96	—	166	262
Sales	(234)	—	(166)	(400)
Balance as of June 30, 2014	$6,288	$16,446	$9,026	$31,760

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

Portions of the gains and losses contributing to changes in net assets in the above table are unrealized. The following table summarizes the unrealized gains and losses we recorded to regulatory liabilities on our consolidated financial statements during the three and six months ended June 30, 2014 and 2013, attributed to level 3 assets and liabilities.

	Domestic Equity	Alternative Investments	Real Estate Securities	Net Balance
	(In Thousands)
Three months ended June 30, 2014	$259	$344	$124	$727
Three months ended June 30, 2013	157	234	62	453
Six months ended June 30, 2014	375	772	349	1,496
Six months ended June 30, 2013	(20)	234	155	369

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

	As of June 30, 2014		As of December 31, 2013		As of June 30, 2014
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Frequency	Length of Settlement
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity	$6,288	$2,587	$5,817	$2,683	(a)	(a)
Alternative investments	16,446	—	15,675	—	(b)	(b)
Real estate securities	9,026	—	8,511	—	Quarterly	80 days
Total Nuclear Decommissioning Trust	31,760	2,587	30,003	2,683

Trading Securities:
Domestic equity	18,450	—	18,075	—	Upon Notice	1 day
International equity	4,607	—	4,519	—	Upon Notice	1 day
Core bonds	12,307	—	12,166	—	Upon Notice	1 day
Total Trading Securities	35,364	—	34,760	—
Total	$67,124	$2,587	$64,763	$2,683
_______________

(a)
This investment is in three long-term private equity funds that do not permit early withdrawal. Our investments in these funds cannot be distributed until the underlying investments have been liquidated which may take years from the date of initial liquidation. Two funds have begun to make distributions. Our initial investment in the third fund occurred in the third quarter of 2013. This fund's term will be 15 years, subject to the general partner's right to extend the term for up to three additional one-year periods.

(b)
This investment has an initial lock-up period of 24 months. Redemptions are allowed, on a quarterly basis, after 24 months at the sole discretion of the fund's board of directors. A 65-day notice of redemption is required. There is a holdback on final redemptions.

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

Trading Securities

We hold equity and debt investments which we classify as trading securities in a trust used to fund certain retirement benefit obligations. As of June 30, 2014, and December 31, 2013, we measured the fair value of trust assets at $35.5 million and $34.9 million, respectively. We include unrealized gains or losses on these securities in investment earnings on our consolidated statements of income. For the three and six months ended June 30, 2014, we recorded unrealized gains of $1.1 million and $1.6 million, respectively, on the assets still held. For the three and six months ended June 30, 2013, we recorded unrealized losses of $6.2 million and $3.7 million, respectively, on the assets still held.

Available-for-Sale Securities

We hold investments in a trust for the purpose of funding the decommissioning of Wolf Creek. We have classified these investments as available-for-sale and have recorded all such investments at their fair market value as of June 30, 2014, and December 31, 2013. As of June 30, 2014, the fair value of available-for-sale bond funds was $49.2 million. The NDT did not have investments in debt securities outside of investment funds as of June 30, 2014.

Using the specific identification method to determine cost, we realized no gains on our available-for-sale securities for the three months ended June 30, 2014 and a gain of $0.1 million for the six months ended June 30, 2014. For the three and six months ended June 30, 2013, we realized gains of $3.2 million and $4.5 million, respectively. We record net realized and unrealized gains and losses in regulatory liabilities on our consolidated balance sheets. This reporting is consistent with the method we use to account for the decommissioning costs we recover in our prices. Gains or losses on assets in the trust fund are recorded as increases or decreases to regulatory liabilities and could result in lower or higher funding requirements for decommissioning costs, which we believe would be reflected in the prices paid by our customers.

The following table presents the cost, gross unrealized gains and losses, fair value and allocation of investments in the NDT fund as of June 30, 2014, and December 31, 2013.

		Gross Unrealized
Security Type	Cost	Gain	Loss	Fair Value	Allocation
	(Dollars In Thousands)
As of June 30, 2014
Domestic equity	$41,327	$17,814	$(5)	$59,136	32%
International equity	27,133	6,797	—	33,930	18%
Core bonds	18,500	365	—	18,865	10%
High-yield bonds	12,652	923	—	13,575	7%
Emerging market bonds	12,262	—	(267)	11,995	6%
Other fixed income	4,738	69	—	4,807	3%
Combination debt/equity/other funds	14,964	3,010	(54)	17,920	10%
Alternative investments	15,000	1,446	—	16,446	9%
Real estate securities	10,434	—	(1,408)	9,026	5%
Cash equivalents	196	—	—	196	<1%
Total	$157,206	$30,424	$(1,734)	$185,896	100%

As of December 31, 2013
Domestic equity	$40,976	$14,799	$(1)	$55,774	32%
International equity	26,581	5,266	(31)	31,816	18%
Core bonds	18,287	—	(180)	18,107	10%
High-yield bonds	12,275	627	—	12,902	7%
Emerging market bonds	12,207	—	(1,152)	11,055	6%
Other fixed income	4,684	6	—	4,690	3%
Combination debt/equity/other funds	14,964	2,380	(251)	17,093	10%
Alternative investments	15,000	675	—	15,675	9%
Real estate securities	10,268	—	(1,757)	8,511	5%
Cash equivalents	2	—	—	2	<1%
Total	$155,244	$23,753	$(3,372)	$175,625	100%

The following table presents the fair value and the gross unrealized losses of the available-for-sale securities held in the NDT fund aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2014, and December 31, 2013.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
As of June 30, 2014
Domestic equity	$105	$(5)	$—	$—	$105	$(5)
Emerging market bonds	—	—	11,995	(267)	11,995	(267)
Combination debt/equity/other funds	—	—	6,463	(54)	6,463	(54)
Real estate securities	—	—	9,026	(1,408)	9,026	(1,408)
Total	$105	$(5)	$27,484	$(1,729)	$27,589	$(1,734)

As of December 31, 2013
Domestic equity	$59	$(1)	$—	$—	$59	$(1)
International equity	6,244	(31)	—	—	6,244	(31)
Core bonds	18,107	(180)	—	—	18,107	(180)
Emerging market bonds	11,055	(1,152)	—	—	11,055	(1,152)
Combination debt/equity/other funds	6,283	(251)	—	—	6,283	(251)
Real estate securities	—	—	8,511	(1,757)	8,511	(1,757)
Total	$41,748	$(1,615)	$8,511	$(1,757)	$50,259	$(3,372)

6. DEBT FINANCING

In July 2014, KGE issued $250.0 million in aggregate principal amount of first mortgage bonds bearing stated interest at 4.30% per annum and maturing July 2044, the proceeds of which were used in July 2014 to retire Westar Energy first mortgage bonds in an aggregate principal amount of $250.0 million and stated interest of 6.00% per annum.

In May 2014, Westar Energy issued $180.0 million in aggregate principal amount of first mortgage bonds bearing stated interest at 4.10% per annum and maturing April 2043. These bonds constitute a further issuance of a series of bonds initially issued in March 2013 in an aggregate principal amount of $250.0 million. Proceeds from this issuance were used in June 2014 to redeem three KGE pollution control bond series with an aggregate principal amount of $177.5 million and stated interest rates of 5.30% and 5.00% per annum.

In February 2014, Westar Energy extended the term of the $270.0 million revolving credit facility to February 2017, provided that $20.0 million of this facility will terminate in February 2016. So long as there is no default under the facility, Westar Energy may increase the aggregate amount of borrowings under the facility to $400.0 million, subject to lender participation. All borrowings under the facility are secured by KGE first mortgage bonds. As of June 30, 2014, and December 31, 2013, Westar Energy had no borrowed amounts or letters of credit outstanding under this revolving credit facility.

7. TAXES

We recorded income tax expense of $26.2 million with an effective income tax rate of 32% for the three months ended June 30, 2014, and income tax expense of $29.3 million with an effective income tax rate of 30% for the same period of 2013. We recorded income tax expense of $61.1 million with an effective income tax rate of 33% for the six months ended June 30, 2014, and income tax expense of $54.1 million with an effective income tax rate of 31% for the same period of 2013. The increases in the effective income tax rates for the three and six months ended June 30, 2014, were due primarily to less non-taxable income from corporate-owned life insurance (COLI).

As of June 30, 2014, and December 31, 2013, unrecognized income tax benefits totaled $2.5 million and $1.7 million, respectively. We do not expect significant changes in our unrecognized income tax benefits in the next 12 months.

As of June 30, 2014, and December 31, 2013, we had $0.2 million accrued for interest related to our unrecognized income tax benefits. We accrued no penalties at either June 30, 2014, or December 31, 2013.

As of June 30, 2014, and December 31, 2013, we had recorded $1.5 million for probable assessments of taxes other than income taxes.

Effective January 1, 2014, we adopted new regulations released by the Internal Revenue Service (IRS) and the U. S. Treasury Department regarding deduction and capitalization of expenditures related to tangible property, including the tax treatment of, among other things, materials and supplies and the determination of whether expenditures with respect to tangible property are a deductible repair or must be capitalized, and re-proposed regulations regarding dispositions of property under the Modified Accelerated Cost Recovery System. We continue to evaluate the new regulations, but do not expect them to have a material impact on our consolidated financial results.

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

8. PENSION AND POST-RETIREMENT BENEFIT PLANS

The following table summarizes the net periodic costs for our pension and post-retirement benefit plans prior to the effects of capitalization.

	Pension Benefits		Post-retirement Benefits
Three Months Ended June 30,	2014	2013	2014	2013
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$4,055	$5,355	$345	$507
Interest cost	10,400	9,630	1,588	1,502
Expected return on plan assets	(9,109)	(8,351)	(1,644)	(1,672)
Amortization of unrecognized:
Transition obligation, net	—	—	—	81
Prior service costs	131	150	631	631
Actuarial loss, net	4,840	8,479	(185)	281
Net periodic cost before regulatory adjustment	10,317	15,263	735	1,330
Regulatory adjustment (a)	4,002	783	1,124	717
Net periodic cost	$14,319	$16,046	$1,859	$2,047
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

	Pension Benefits		Post-retirement Benefits
Six Months Ended June 30,	2014	2013	2014	2013
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$8,110	$10,710	$691	$1,014
Interest cost	20,800	19,260	3,175	3,004
Expected return on plan assets	(18,219)	(16,702)	(3,288)	(3,345)
Amortization of unrecognized:
Transition obligation, net	—	—	—	162
Prior service costs	262	300	1,262	1,262
Actuarial loss, net	9,681	16,957	(371)	562
Net periodic cost before regulatory adjustment	20,634	30,525	1,469	2,659
Regulatory adjustment (a)	8,003	1,567	2,247	1,434
Net periodic cost	$28,637	$32,092	$3,716	$4,093
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

During the six months ended June 30, 2014 and 2013, we contributed $19.0 million and $17.7 million, respectively, to the Westar Energy pension trust.

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

	Pension Benefits		Post-retirement Benefits
Three Months Ended June 30,	2014	2013	2014	2013
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$1,424	$1,708	$43	$52
Interest cost	2,117	1,891	116	103
Expected return on plan assets	(2,021)	(1,843)	—	—
Amortization of unrecognized:
Prior service costs	14	14	—	—
Actuarial loss, net	747	1,355	41	66
Net periodic cost before regulatory adjustment	2,281	3,125	200	221
Regulatory adjustment (a)	501	(203)	—	—
Net periodic cost	$2,782	$2,922	$200	$221
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

	Pension Benefits		Post-retirement Benefits
Six Months Ended June 30,	2014	2013	2014	2013
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$2,847	$3,417	$87	$104
Interest cost	4,235	3,782	232	206
Expected return on plan assets	(4,042)	(3,686)	—	—
Amortization of unrecognized:
Prior service costs	29	28	—	—
Actuarial loss, net	1,493	2,710	82	132
Net periodic cost before regulatory adjustment	4,562	6,251	401	442
Regulatory adjustment (a)	1,002	(406)	—	—
Net periodic cost	$5,564	$5,845	$401	$442
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

During the six months ended June 30, 2014, we did not fund the Wolf Creek pension plan, and during the six months ended June 30, 2013, we funded $3.7 million of Wolf Creek's pension plan contributions.

10. COMMITMENTS AND CONTINGENCIES

Federal Clean Air Act

We must comply with the federal Clean Air Act, state laws and implementing federal and state regulations that impose, among other things, limitations on emissions generated from our operations, including sulfur dioxide (SO2), particulate matter (PM), nitrogen oxides (NOx), carbon monoxide (CO), mercury, acid gases and GHG.

Emissions from our generating facilities, including PM, SO2 and NOx, have been determined by regulation to reduce visibility by causing or contributing to regional haze. Under federal laws, such as the Clean Air Visibility Rule, and pursuant to an Environmental Protection Agency (EPA) approved Kansas State Implementation Plan, we are required to install, operate and maintain controls to reduce emissions found to cause or contribute to regional haze.

Under the federal Clean Air Act, the EPA sets National Ambient Air Quality Standards (NAAQS) for certain emissions considered harmful to public health and the environment, including two classes of PM, NOx (a precursor to ozone), CO and SO2, which result from fossil fuel combustion. Areas meeting the NAAQS are designated attainment areas while those that do not meet the NAAQS are considered nonattainment areas. Each state must develop a plan to bring nonattainment areas into compliance with the NAAQS. NAAQS must be reviewed by the EPA at five-year intervals. The Kansas Department of Health and Environment (KDHE) proposed to designate portions of the Kansas City area nonattainment for the eight-hour ozone standard, which has the potential to impact our operations. The EPA has not acted on KDHE's proposed designation of the Kansas City area and it is uncertain when, or if, such a designation might occur. The Wichita area also exceeded the eight-hour ozone standard and could be designated nonattainment in the future, potentially impacting our operations.

In December 2012, the EPA strengthened an existing NAAQS for one class of PM. By the end of 2014, the EPA anticipates making final attainment/nonattainment designations under this rule and expects to issue a final implementation rule. We are currently evaluating the rule and it may have a material impact on our operations and/or consolidated financial results.

In 2010 the EPA strengthened the NAAQS for both NOx and SO2. We continue to communicate with our regulators regarding these standards and are currently evaluating what impact this could have on our operations. If we are required to install additional equipment to control emissions at our facilities, the revised NAAQS could have a material impact on our operations and/or consolidated financial results.

Cross-State Air Pollution Rule

In 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR) requiring 28 states, including Kansas, Missouri and Oklahoma, to further reduce emissions of SO2, NOx and fine particles. In April 2014, the U.S. Supreme Court reversed a 2012 decision by the U.S. Court of Appeals for the District of Columbia Circuit that had vacated CSAPR and remanded CSAPR back to them for further proceedings consistent with the U.S. Supreme Court decision. The timeline for further proceedings related to CSAPR by the U.S. Court of Appeals for the District of Columbia Circuit is unknown at this time. In June 2014, the U.S. Department of Justice, on behalf of the EPA, filed a motion with the U.S. Court of Appeals for the District of Columbia Circuit to lift the CSAPR stay. The original effective dates under CSAPR presented compliance challenges for us, but while CSAPR was stayed, we installed various emission controls at our generation facilities and have projects for additional controls in progress or planned. When CSAPR is reinstated, the EPA is expected to establish new effective dates for compliance with the reduced emission levels required by the rule. We are unable to determine the full impact of reinstatement of CSAPR until the U.S. Court of Appeals for the District of Columbia Circuit and the EPA take further action, the timing for which is unknown.

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

In comparison to a general rate review, the environmental cost recovery rider (ECRR) reduces the amount of time it takes to begin collecting in retail prices the costs associated with capital expenditures for qualifying environmental improvements. We are not allowed to use the ECRR to collect approximately $610.0 million of the projected capital investment associated with the environmental upgrades at La Cygne Generating Station (La Cygne). In November 2013, the KCC issued an order allowing us to adjust our prices to include the investment in the La Cygne environmental upgrades through June 30, 2013, and to reflect cost reductions elsewhere. The new prices are expected to increase our annual retail revenues by approximately $30.7 million. To change our prices to collect increased operating and maintenance costs, we must file a general rate review with the KCC.

Greenhouse Gases

Under regulations known as the Tailoring Rule, the EPA regulates GHG emissions from certain stationary sources. The regulations are being implemented pursuant to two federal Clean Air Act programs which impose recordkeeping and monitoring requirements and also mandate the implementation of best available control technology (BACT) for projects that cause a significant increase in GHG emissions (defined to be more than 75,000 tons or more per year or 100,000 tons or more per year, depending on various factors). The EPA has issued guidance on what BACT entails for the control of GHGs and individual states are required to determine what controls are required for facilities within their jurisdiction on a case-by-case basis. In June 2014, the U.S. Supreme Court ordered that the EPA can no longer treat GHG as a pollutant for purposes of defining major emitting facilities and modifications to major emitting facilities under the Prevention of Significant Deterioration (PSD) and Title V Operating Permit Programs. In essence, this ruling invalidates the above mentioned Tailoring Rule, however, it still allows the EPA to apply BACT for GHG in situations where applicability is triggered for another PSD regulated pollutant. We cannot at this time determine the impact of these regulations on our future operations and consolidated financial results as the rule has not been finalized, but we believe the cost of compliance with the regulations could be material.

Water

In May 2014, the EPA issued final standards for cooling intake structures at power plants to protect aquatic life. The standards, based on Section 316(b) of the federal Clean Water Act (CWA), require subject facilities to choose among seven Best Technology Available (BTA) options to reduce fish impingement. In addition, some facilities must conduct studies to assist permitting authorities to determine whether and what site-specific controls, if any, would be required to reduce entrainment of aquatic organisms. Our current analysis indicates this rule will not have a significant impact on our coal plants that employ cooling towers. Biological monitoring may be required for LaCygne and Wolf Creek plants. We are currently evaluating the rule's impact on those two plants and cannot predict the resulting impact on our operations or consolidated financial results, but do not expect it to be material.
Renewable Energy Standard

Kansas law mandates that we maintain a minimum amount of renewable energy sources. Through 2015 net renewable generation capacity must be 10% of the average peak retail demand for the three prior years, subject to limited exceptions. This requirement increases to 15% for years 2016 through 2019 and 20% for 2020 and thereafter. With our existing wind generation facilities, supply contracts and renewable energy credits, we are able to satisfy the net renewable generation requirement through 2015. With our agreement to purchase the energy produced from 200 megawatts (MW) of installed design capacity of additional wind generation beginning in late 2016, we expect to meet the increased requirements through 2020. If we are unable to meet future requirements, our operations and consolidated financial results could be adversely impacted.

EPA Consent Decree

As part of a 2010 settlement of a lawsuit filed by the Department of Justice on behalf of the EPA, we are installing selective catalytic reduction equipment on one of three Jeffrey Energy Center (JEC) coal units to be completed by the end of 2014, which we estimate will cost approximately $230.0 million. We are installing less expensive NOx reduction equipment on the other two units to satisfy other terms of the settlement. We plan to complete these projects in 2014 and have begun to recover the costs to install these systems through our ECRR, but additional recovery remains subject to the approval of our regulators.

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

12. COMMON STOCK

During the six months ended June 30, 2014, Westar Energy issued 0.7 million shares of common stock with a physical settlement amount of $18.3 million to settle certain forward sale transactions pursuant to a master forward sale confirmation entered into in 2010. Under that agreement Westar Energy must settle any forward transaction within 18 months of the date of the transaction. Assuming physical share settlement of the approximately 11.4 million shares associated with all outstanding forward sale transactions as of June 30, 2014, Westar Energy would have received aggregate proceeds of approximately $330.9 million based on a weighted-average forward price of $29.11 per share. In July 2014, Westar Energy issued 0.3 million shares with a physical settlement amount of approximately $9.1 million pursuant to a master forward sale confirmation entered into in 2010.

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

Railcars

We lease railcars from a trust under an agreement that expires in November 2014. The trust was financed with an equity contribution from an owner participant and debt issued by the trust. The trust was created specifically to purchase the railcars and lease them to us, and does not hold any other assets. We meet the requirements to be considered the primary beneficiary of this trust. In determining the primary beneficiary of the trust, we concluded that the activities of the trust that most significantly impact its economic performance and that we have the power to direct include the operation, maintenance and repair of the railcars and our ability to exercise a purchase option at the end of the agreement at the lesser of fair value or a fixed amount. We have the potential to receive benefits from the trust that could potentially be significant if the fair value of the railcars at the end of the agreement is greater than the fixed amount. We have determined that we will renew the lease when the initial contract expires in November 2014. Upon renewal of the lease contract, we will no longer be the primary beneficiary of the VIE and, accordingly, will deconsolidate the trust.

Financial Statement Impact

We have recorded the following assets and liabilities on our consolidated balance sheets related to the VIEs described above.

	As of	As of
	June 30, 2014	December 31, 2013
	(In Thousands)
Assets:
Property, plant and equipment of variable interest entities, net	$291,253	$296,626
Regulatory assets (a)	7,365	6,792

Liabilities:
Current maturities of long-term debt of variable interest entities	$28,098	$27,479
Accrued interest (b)	2,962	3,472
Long-term debt of variable interest entities, net	166,720	194,802
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

INTRODUCTION

We are the largest electric utility in Kansas. We produce, transmit and sell electricity at retail in Kansas and at wholesale in a multi-state region in the central U. S. under the regulation of the KCC and Federal Energy Regulatory Commission (FERC).

In Management's Discussion and Analysis, we discuss our operating results for the three and six months ended June 30, 2014, compared to the same periods of 2013, our general financial condition and significant changes that occurred during 2014. As you read Management's Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

SUMMARY OF SIGNIFICANT ITEMS

Earnings Per Share

Following is a summary of our net income and basic EPS.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(Dollars In Thousands, Except Per Share Amounts)
Net income attributable to Westar Energy, Inc.	$53,473	$67,188	$(13,715)	$122,427	$118,333	$4,094
Earnings per common share, basic	0.41	0.53	(0.12)	0.95	0.93	0.02

Net income attributable to common stock and basic EPS for the three months ended June 30, 2014, decreased compared to the same period in 2013 due primarily to our having recorded approximately $10.0 million less in COLI benefits. Also contributing to this decrease was higher operating and maintenance costs at our generating plants. These decreases were partially offset by higher retail prices.

Net income attributable to common stock and basic EPS for the six months ended June 30, 2014, increased slightly compared to the same period in 2013 due primarily to higher retail prices resulting from investments we made in our transmission infrastructure and air quality controls at our power plants, higher electricity sales, and increased energy marketing margins. Higher operating expense and lower COLI benefits largely offset these increases.

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

Greenhouse Gases

Under regulations known as the Tailoring Rule, the EPA regulates GHG emissions from certain stationary sources. The regulations are being implemented pursuant to two federal Clean Air Act programs which impose recordkeeping and monitoring requirements and also mandate the implementation of BACT for projects that cause a significant increase in GHG emissions (defined to be more than 75,000 tons or more per year or 100,000 tons or more per year, depending on various factors). The EPA has issued guidance on what BACT entails for the control of GHGs and individual states are required to determine what controls are required for facilities within their jurisdiction on a case-by-case basis. In June 2014, the U.S. Supreme Court ordered that the EPA can no longer treat GHG as a pollutant for purposes of defining major emitting facilities and modifications to major emitting facilities under the PSD and Title V Operating Permit Programs. In essence, this ruling invalidates the above mentioned Tailoring Rule, however, it still allows the EPA to apply BACT for GHG in situations where applicability is triggered for another PSD regulated pollutant. We cannot at this time determine the impact of these regulations on our future operations and consolidated financial results as the rule has not been finalized, but we believe the cost of compliance with the regulations could be material.

Additionally, in January 2014, the EPA re-proposed a New Source Performance Standard (NSPS) that would limit carbon dioxide (CO2) emissions for new coal and natural gas fueled electric generating units. A final rule is expected in 2014. In addition, the EPA issued proposed CO2 emissions rules for existing, modified and reconstructed power plants in June 2014, and EPA is expected to finalize such rules by June 2015 and require states to submit their implementation plans to the EPA by June 2016. Under the June 2014 proposed power plant rules for existing plants, called the Clean Power Plan, states would be required to meet CO2 emissions targets beginning in 2020, with an expected total U.S. power sector emissions reduction of 30% from 2005 levels by 2030. Moreover, we could be required to make efficiency improvements to our existing facilities, among other things. We are currently evaluating the proposed rules for new, existing, modified and reconstructed electric generating units, but believe these rules if finalized in their current form would likely have a material impact on our operations, future generation plans and/or results of operations.

Regulation of Coal Combustion Byproducts

In the course of operating our coal generation plants, we produce coal combustion byproducts (CCBs), including fly ash, gypsum and bottom ash. We recycle some of our ash production, principally by selling to the aggregate industry. In 2010, the EPA proposed a rule to regulate CCBs, which we believe might impair our ability to recycle ash or require additional CCB handling, processing and storage equipment, or both. The EPA has agreed to issue a final rule by December 2014. While we cannot at this time estimate the impact and costs associated with future regulations of CCBs, we believe the impact on our operations and/or consolidated financial results could be material.

National Ambient Air Quality Standards

Under the federal Clean Air Act, the EPA sets NAAQS for certain emissions considered harmful to public health and the environment, including two classes of PM, NOx (a precursor to ozone), CO and SO2, which result from fossil fuel combustion. Areas meeting the NAAQS are designated attainment areas while those that do not meet the NAAQS are considered nonattainment areas. Each state must develop a plan to bring nonattainment areas into compliance with the NAAQS. NAAQS must be reviewed by the EPA at five-year intervals. The KDHE proposed to designate portions of the Kansas City area nonattainment for the eight-hour ozone standard, which has the potential to impact our operations. The EPA has not acted on KDHE's proposed designation of the Kansas City area and it is uncertain when, or if, such a designation might occur. The Wichita area also exceeded the eight-hour ozone standard and could be designated nonattainment in the future, potentially impacting our operations.

In December 2012, the EPA strengthened an existing NAAQS for one class of PM. By the end of 2014, the EPA anticipates making final attainment/nonattainment designations under this rule and expects to issue a final implementation rule. We are currently evaluating the rule and it may have a material impact on our operations and/or consolidated financial results.

In 2010 the EPA strengthened the NAAQS for both NOx and SO2. We continue to communicate with our regulators regarding these standards and are currently evaluating what impact this could have on our operations. If we are required to install additional equipment to control emissions at our facilities, the revised NAAQS could have a material impact on our operations and/or consolidated financial results.

Cross-State Air Pollution Rule

In 2011, the EPA finalized the CSAPR requiring 28 states, including Kansas, Missouri and Oklahoma, to further reduce emissions of SO2, NOx and fine particles. In April 2014, the U.S. Supreme Court reversed a 2012 decision by the U.S. Court of Appeals for the District of Columbia Circuit that had vacated CSAPR and remanded CSAPR back to them for further proceedings consistent with the U.S. Supreme Court decision. The timeline for further proceedings related to CSAPR by the U.S. Court of Appeals for the District of Columbia Circuit is unknown at this time. In June 2014, the U.S. Department of Justice, on behalf of the EPA, filed a motion with the U.S. Court of Appeals for the District of Columbia Circuit to lift the CSAPR stay. The original effective dates under CSAPR presented compliance challenges for us, but while CSAPR was stayed, we installed various emission controls at our generation facilities and have projects for additional controls in progress or planned. When CSAPR is reinstated, the EPA is expected to establish new effective dates for compliance with the reduced emission levels required by the rule. We are unable to determine the full impact of reinstatement of CSAPR until the U.S. Court of Appeals for the District of Columbia Circuit and the EPA take further action, the timing for which is unknown.

Water

We discharge some of the water used in our operations. This water may contain substances deemed to be pollutants. Revised rules governing such discharges from coal-fired power plants are expected to be issued by the EPA in September 2015. Although we cannot at this time determine the timing or impact of compliance with any new regulations, more stringent regulations could have a material impact on our operations and/or consolidated financial results.

In May 2014, the EPA issued final standards for cooling intake structures at power plants to protect aquatic life. The standards, based on Section 316(b) of the federal Clean Water Act (CWA), require subject facilities to choose among seven Best Technology Available (BTA) options to reduce fish impingement. In addition, some facilities must conduct studies to assist permitting authorities to determine whether and what site-specific controls, if any, would be required to reduce entrainment of aquatic organisms. Our current analysis indicates this rule will not have a significant impact on our coal plants that employ cooling towers. Biological monitoring may be required for LaCygne and Wolf Creek plants. We are currently evaluating the rule's impact on those two plants and cannot predict the resulting impact on our operations or consolidated financial results, but do not expect it to be material.
In June 2014, the EPA along with the U.S. Army Corps of Engineers issued a proposed rule defining the Waters of the United States. This rulemaking has the potential to impact all programs under the Federal CWA. Expansion of regulated waterways is possible based on initial review of the proposal. Impacts may exist in several permitting programs. Although we cannot at this time determine the timing or impact of compliance with any new regulations, more stringent regulations could have a material impact on our operations and/or consolidated financial results.

Renewable Energy Standard

Kansas law mandates that we maintain a minimum amount of renewable energy sources. Through 2015 net renewable generation capacity must be 10% of the average peak retail demand for the three prior years, subject to limited exceptions. This requirement increases to 15% for years 2016 through 2019 and 20% for 2020 and thereafter. With our existing wind generation facilities, supply contracts and renewable energy credits, we are able to satisfy the net renewable generation requirement through 2015. With our agreement to purchase the energy produced from 200 megawatts (MW) of installed design capacity of additional wind generation beginning in late 2016, we expect to meet the increased requirements through 2020. If we are unable to meet future requirements, our operations and consolidated financial results could be adversely impacted.

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

From December 31, 2013, through June 30, 2014, we did not experience any significant changes in our critical accounting estimates. For additional information, see our 2013 Form 10-K.

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

Wholesale: Sales of electricity to electric cooperatives, municipalities and other electric utilities, the prices for which are either based on cost or prevailing market prices as prescribed by FERC authority. Revenues from these sales are either included in the RECA or used in the determination of base rates at the time of our next general rate case.

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

Three and Six Months Ended June 30, 2014, Compared to Three and Six Months Ended June 30, 2013

Below we discuss our operating results for the three and six months ended June 30, 2014, compared to the results for the three and six months ended June 30, 2013. Significant changes in results of operations shown in the table immediately below are further explained in the descriptions that follow.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(Dollars In Thousands, Except Per Share Amounts)
REVENUES:
Residential	$175,671	$165,302	$10,369	6.3	$367,958	$330,678	$37,280	11.3
Commercial	178,194	165,172	13,022	7.9	339,294	313,128	26,166	8.4
Industrial	106,984	92,820	14,164	15.3	201,480	183,745	17,735	9.7
Other retail	(3,033)	2,228	(5,261)	(236.1)	(11,557)	(944)	(10,613)	(b)
Total Retail Revenues	457,816	425,522	32,294	7.6	897,175	826,607	70,568	8.5
Wholesale	82,434	81,783	651	0.8	193,047	168,253	24,794	14.7
Transmission (a)	63,700	52,804	10,896	20.6	125,166	104,315	20,851	20.0
Other	8,718	9,480	(762)	(8.0)	25,836	16,626	9,210	55.4
Total Revenues	612,668	569,589	43,079	7.6	1,241,224	1,115,801	125,423	11.2
OPERATING EXPENSES:
Fuel and purchased power	164,779	152,700	12,079	7.9	338,618	304,452	34,166	11.2
SPP network transmission costs	55,533	44,600	10,933	24.5	107,491	88,396	19,095	21.6
Operating and maintenance	101,839	87,999	13,840	15.7	193,629	172,154	21,475	12.5
Depreciation and amortization	70,882	67,597	3,285	4.9	140,992	134,443	6,549	4.9
Selling, general and administrative	62,168	54,477	7,691	14.1	118,653	103,422	15,231	14.7
Taxes other than income tax	34,738	30,704	4,034	13.1	69,571	61,482	8,089	13.2
Total Operating Expenses	489,939	438,077	51,862	11.8	968,954	864,349	104,605	12.1
INCOME FROM OPERATIONS	122,729	131,512	(8,783)	(6.7)	272,270	251,452	20,818	8.3
OTHER INCOME (EXPENSE):
Investment earnings	3,175	1,690	1,485	87.9	5,553	5,749	(196)	(3.4)
Other income	5,658	13,711	(8,053)	(58.7)	11,575	17,427	(5,852)	(33.6)
Other expense	(2,287)	(2,354)	67	2.8	(7,952)	(7,715)	(237)	(3.1)
Total Other Income	6,546	13,047	(6,501)	(49.8)	9,176	15,461	(6,285)	(40.7)
Interest expense	47,303	45,798	1,505	3.3	93,543	90,082	3,461	3.8
INCOME BEFORE INCOME TAXES	81,972	98,761	(16,789)	(17.0)	187,903	176,831	11,072	6.3
Income tax expense	26,150	29,310	(3,160)	(10.8)	61,111	54,123	6,988	12.9
NET INCOME	55,822	69,451	(13,629)	(19.6)	126,792	122,708	4,084	3.3
Less: Net income attributable to noncontrolling interests	2,349	2,263	86	3.8	4,365	4,375	(10)	(0.2)
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$53,473	$67,188	$(13,715)	(20.4)	$122,427	$118,333	$4,094	3.5
BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC.	$0.41	$0.53	$(0.12)	(22.6)	$0.95	$0.93	$0.02	2.2
DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC.	$0.40	$0.52	$(0.12)	(23.1)	$0.93	$0.92	$0.01	1.1
_______________
(a) Includes revenue from an SPP network transmission tariff corresponding to our SPP network transmission costs. For the three and six months ended June 30, 2014, these costs, less administration fees of $12.8 million and $24.8 million, respectively, were returned to us as revenue. For the three and six months ended June 30, 2013, these costs, less administration fees of $9.6 million and $18.5 million, respectively, were returned to us as revenue.
(b) Change greater than 1,000%.

Gross Margin

Fuel and purchased power costs fluctuate with electricity sales and unit costs. As permitted by regulators, we adjust our retail prices to reflect changes in the costs of fuel and purchased power. Fuel and purchased power costs for wholesale customers are recovered at prevailing market prices or based on a predetermined formula with a price adjustment approved by FERC. As a result, changes in fuel and purchased power costs are offset in revenues with minimal impact on net income. In addition, SPP network transmission costs fluctuate due primarily to investments by us and other members of the SPP for upgrades to the transmission grid within the SPP regional transmission organization (RTO). As with fuel and purchased power costs, changes in SPP network transmission costs are mostly reflected in the prices we charge customers with minimal impact on net income. For these reasons, we believe gross margin is useful for understanding and analyzing changes in our operating performance from one period to the next. We calculate gross margin as total revenues, including transmission revenues, less the sum of fuel and purchased power costs and amounts billed by the SPP for network transmission costs. Accordingly, gross margin reflects transmission revenues and costs on a net basis. The following table summarizes our gross margin for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(Dollars In Thousands)
Revenues	$612,668	$569,589	$43,079	7.6	$1,241,224	$1,115,801	$125,423	11.2
Less: Fuel and purchased power expense	164,779	152,700	12,079	7.9	338,618	304,452	34,166	11.2
SPP network transmission costs	55,533	44,600	10,933	24.5	107,491	88,396	19,095	21.6
Gross Margin	$392,356	$372,289	$20,067	5.4	$795,115	$722,953	$72,162	10.0

The following table reflects changes in electricity sales for the three and six months ended June 30, 2014 and 2013. No electricity sales are shown for transmission or other as they are not directly related to the amount of electricity we sell.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(Thousands of MWh)
ELECTRICITY SALES:
Residential	1,416	1,460	(44)	(3.0)	3,125	3,003	122	4.1
Commercial	1,842	1,856	(14)	(0.8)	3,602	3,558	44	1.2
Industrial	1,447	1,312	135	10.3	2,786	2,624	162	6.2
Other retail	21	21	—	—	42	43	(1)	(2.3)
Total Retail	4,726	4,649	77	1.7	9,555	9,228	327	3.5
Wholesale	2,004	2,048	(44)	(2.1)	4,481	4,093	388	9.5
Total	6,730	6,697	33	0.5	14,036	13,321	715	5.4

Gross margin increased for the three months ended June 30, 2014, compared to the same period in 2013 due primarily to higher retail revenues. The higher retail revenues were due primarily to higher prices resulting from investments we made in our transmission infrastructure and air quality controls at our power plants and to a lesser extent to more electricity sales resulting from increased sales to certain large industrial customers.

Gross margin increased during the six months ended June 30, 2014 , compared to the same period of 2013 due principally to higher retail revenues. The higher retail revenues were mostly a result of higher prices that were due to the same reasons as discussed above for the three month period and due also to more electricity sales resulting principally from cooler winter weather, which particularly impacts residential and commercial electricity sales. As measured by heating degree days, the weather during the three months ended March 31, 2014 was 12% cooler than the same period in 2013. Also contributing to the increase in gross margin was increased energy marketing margins of $11.1 million due to pricing conditions in the wholesale markets in which we buy and sell power primarily during the three months ended March 31, 2014.

Income from operations is the most directly comparable measure to our presentation of gross margin that is calculated and presented in accordance with GAAP in our consolidated statements of income. Our presentation of gross margin should not be considered in isolation or as a substitute for income from operations. Additionally, our presentation of gross margin may not be comparable to similarly titled measures reported by other companies. The following table reconciles income from operations with gross margin for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(Dollars In Thousands)
Gross margin	$392,356	$372,289	$20,067	5.4	$795,115	$722,953	$72,162	10.0
Less: Operating and maintenance expense	101,839	87,999	13,840	15.7	193,629	172,154	21,475	12.5
Depreciation and amortization expense	70,882	67,597	3,285	4.9	140,992	134,443	6,549	4.9
Selling, general and administrative expense	62,168	54,477	7,691	14.1	118,653	103,422	15,231	14.7
Taxes other than income tax	34,738	30,704	4,034	13.1	69,571	61,482	8,089	13.2
Income from operations	$122,729	$131,512	$(8,783)	(6.7)	$272,270	$251,452	$20,818	8.3

Operating Expenses and Other Income and Expense Items

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(Dollars in Thousands)
Operating and maintenance expense	$101,839	$87,999	$13,840	15.7	$193,629	$172,154	$21,475	12.5

Operating and maintenance expense increased for the three and six months ended June 30, 2014 compared to the same period of 2013, due principally to:

•	higher operating and maintenance costs at our coal fired plants of $9.2 million and $7.0 million, respectively, due primarily to a planned outage at JEC; and,

•	higher costs at Wolf Creek of $4.3 million and $11.4 million, respectively, attributable to a planned maintenance outage.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(Dollars in Thousands)
Depreciation and amortization expense	$70,882	$67,597	$3,285	4.9	$140,992	$134,443	$6,549	4.9

Depreciation and amortization expense increased during the three and six months ended June 30, 2014, compared to the same periods of 2013 due to plant additions, including air quality controls, and transmission facilities as well as increased amortization related primarily to implementing new software systems.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(Dollars in Thousands)
Selling, general and administrative expense	$62,168	$54,477	$7,691	14.1	$118,653	$103,422	$15,231	14.7

Selling, general and administrative expense increased for the three and six months ended June 30, 2014, compared to 2013 periods due primarily to:

•
higher employee benefit costs of $4.5 million and $7.8 million, respectively, due partially to the restructuring of insurance contracts in the same period last year, which resulted in a benefit in that period;

•	an increase in fees of $0.9 million and $2.3 million, respectively, related primarily to implementing new software systems; and,

•	an increase in the allowance for uncollectible accounts of $2.0 million for the six month period due primarily to higher prices and cooler winter weather.

	Three Months Ended June 30,				Six Months Ended June 30,
	2.014	2.013	Change	% Change	2014	2013	Change	% Change
	(Dollars in Thousands)
Taxes other than income tax	$34,738	$30,704	$4,034	13.1	$69,571	$61,482	$8,089	13.2

Taxes other than income tax increased for the three and six months ended June 30, 2014 compared to 2013 periods due primarily to increases of $3.5 million and $6.8 million, respectively, in property tax expense. These changes are offset in retail revenues.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(Dollars in Thousands)
Other income	$5,658	$13,711	$(8,053)	(58.7)	$11,575	$17,427	$(5,852)	(33.6)

Other income decreased due primarily to our having recorded approximately $10.0 million in lower COLI benefits during the three and six month periods ending June 30, 2014 compared to 2013. This decrease was partially offset by our having recorded $1.8 million and $4.0 million, respectively, more in equity AFUDC.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(Dollars in Thousands)
Income tax expense	$26,150	$29,310	$(3,160)	(10.8)	$61,111	$54,123	$6,988	12.9

Income tax expense decreased for the three month period due principally to lower income before income taxes.

The increase for the six month period was due principally to higher income before income taxes.

FINANCIAL CONDITION

A number of factors affected amounts recorded on our balance sheet as of June 30, 2014, compared to December 31, 2013.

	As of	As of
	June 30, 2014	December 31, 2013	Change	% Change
	(Dollars in Thousands)
Fuel inventory and supplies	$256,521	$239,511	$17,010	7.1

Inventory increased due principally to a $11.9 million increase in materials and supplies due mostly to support environmental upgrades at JEC and La Cygne as well as increases in material for transmission and substation equipment and a $5.9 million increase in coal inventory.

	As of	As of
	June 30, 2014	December 31, 2013	Change	% Change
	(Dollars in Thousands)
Regulatory assets	$736,530	$755,414	$(18,884)	(2.5)
Regulatory liabilities	361,238	329,556	31,682	9.6
Net regulatory assets	$375,292	$425,858	$(50,566)	(11.9)

Total regulatory assets decreased due primarily to the following reasons:

•	a $20.6 million decrease in deferred employee benefit costs;

•	an $8.2 million decrease in amounts deferred for Wolf Creek refueling outages;

•	a $3.1 million decrease in amounts deferred for energy efficiency costs; and,

•	a $2.5 million decrease in amounts due from customers for future income taxes; however,

•	partially offsetting these decreases was a $16.0 million increase in amounts previously deferred for fuel expense.

Total regulatory liabilities increased due primarily to the following reasons:

•	a $17.8 million increase in our refund obligation related to the RECA;

•	a $12.7 million increase in jurisdictional AFUDC; and.

•	the fair value measurement of our NDT assets increasing $10.3 million; however,

•	partially offsetting these increases was a $5.9 million decrease in amounts collected but not yet spent to dispose of plant assets.

	As of	As of
	June 30, 2014	December 31, 2013	Change	% Change
	(Dollars in Thousands)
Property, plant and equipment, net	$7,816,120	$7,551,916	$264,204	3.5

Property, plant and equipment, net of accumulated depreciation, increased due primarily to plant additions for air quality controls, and additional transmission facilities.

	As of	As of
	June 30, 2014	December 31, 2013	Change	% Change
	(Dollars in Thousands)
Short-term debt	$343,300	$134,600	$208,700	155.1

Short-term debt increased due to increases in issuances of commercial paper used primarily to purchase capital equipment and for working capital and general corporate purposes.

	As of	As of
	June 30, 2014	December 31, 2013	Change	% Change
	(Dollars in Thousands)
Current maturities of long-term debt	$—	$250,000	$(250,000)	(100.0)
Long-term debt, net	3,215,805	2,968,958	246,847	8.3
Total long-term debt	$3,215,805	$3,218,958	$(3,153)	(0.1)

At June 30, 2014, Westar Energy first mortgage bonds in an aggregate principal amount of $250.0 million with a maturity date of July 1, 2014, were reclassified as long-term debt from current maturities of long-term debt due to the July 2014 issuance of $250.0 million in aggregate principal amount of KGE first mortgage bonds maturing July 2044. The proceeds were used to redeem the Westar Energy first mortgage bonds in an aggregate principal amount of $250.0 million with a maturity date of July 1, 2014.

	As of	As of
	June 30, 2014	December 31, 2013	Change	% Change
	(Dollars in Thousands)
Current maturities of long-term debt of variable interest entities	$28,098	$27,479	$619	2.3
Long-term debt of variable interest entities	166,720	194,802	(28,082)	(14.4)
Total long-term debt of variable interest entities	$194,818	$222,281	$(27,463)	(12.4)

Total long-term debt of variable interest entities decreased due to the VIEs that hold the JEC and La Cygne leasehold interests having made principal payments totaling $27.1 million.

	As of	As of
	June 30, 2014	December 31, 2013	Change	% Change
	(Dollars in Thousands)
Deferred income taxes	$1,423,021	$1,363,148	$59,873	4.4

Long-term deferred income tax liabilities increased due primarily to the use of bonus and accelerated depreciation methods during the period.

	As of	As of
	June 30, 2014	December 31, 2013	Change	% Change
	(Dollars in Thousands)
Asset retirement obligations	$177,755	$160,682	$17,073	10.6

Asset retirement obligations increased due primarily to a $12.6 million revision for remediation of ash disposal ponds.

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

Short-Term Borrowings

Westar Energy has a commercial paper program pursuant to which it may issue up to a maximum aggregate amount outstanding at any one time of $1.0 billion. This program is supported by Westar Energy's revolving credit facilities described below. Maturities of commercial paper issuances may not exceed 365 days from the date of issuance and proceeds from such issuances will be used to temporarily fund capital expenditures, to repay borrowings under Westar Energy's revolving credit facilities, for working capital and/or for other general corporate purposes. As of July 30, 2014, Westar Energy had issued $355.1 million of commercial paper.

Westar Energy has two revolving credit facilities in the amounts of $730.0 million and $270.0 million. In July 2013, Westar Energy extended the term of the $730.0 million facility to September 2017, and in February 2014, Westar Energy extended the term of the $270.0 million credit facility to February 2017, provided that $20.0 million of this facility will terminate in February 2016. As long as there is no default under the facility, the $730.0 million facility may be extended an additional year and the aggregate amount of borrowings under the $730.0 million and $270.0 million facilities may be increased to $1.0 billion and $400.0 million, respectively, subject to lender participation. All borrowings under the facilities are secured by KGE first mortgage bonds. Total combined borrowings under the revolving credit facilities and the commercial paper program may not exceed $1.0 billion at any given time. As of July 30, 2014, no amounts were borrowed and $16.0 million in letters of credit had been issued under the $730.0 million facility. No amounts were borrowed and no letters of credit were issued under the $270.0 million facility as of the same date.

Long-Term Debt Financing

In July 2014, KGE issued $250.0 million in aggregate principal amount of first mortgage bonds bearing stated interest at 4.30% per annum and maturing July 2044, the proceeds of which were used in July 2014 to retire Westar Energy first mortgage bonds in an aggregate principal amount of $250.0 million and stated interest of 6.00% per annum.

In May 2014, Westar Energy issued $180.0 million in aggregate principal amount of first mortgage bonds bearing stated interest at 4.10% per annum and maturing April 2043. These bonds constitute a further issuance of a series of bonds initially issued in March 2013 in an aggregate principal amount of $250.0 million. Proceeds from this issuance were used in June 2014 to redeem three KGE pollution control bond series with an aggregate principal amount of $177.5 million and stated interest rates of 5.3% and 5.00% per annum.

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

In general, more favorable credit ratings increase borrowing opportunities and reduce the cost of borrowing. Under Westar Energy's revolving credit facilities and commercial paper program, our cost of borrowings is determined in part by credit ratings. However, Westar Energy's ability to borrow under the credit facilities and commercial paper program is not conditioned on maintaining a particular credit rating. We may enter into new credit agreements that contain credit rating conditions, which could affect our liquidity and/or our borrowing costs.

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

In January 2014, Moody's upgraded its ratings for Westar Energy and KGE first mortgage bonds to A2 from A3. In April 2014, S&P upgraded its ratings for Westar Energy and KGE first mortgage bonds to A from A-. In June 2014, Fitch revised its rating for Westar Energy's and KGE's outlook to positive from stable. As of July 30, 2014, our ratings with the agencies are as shown in the table below.

	Westar Energy First Mortgage Bond Rating	KGE First Mortgage Bond Rating	Westar Energy Commercial Paper	Rating Outlook
Moody’s	A2	A2	P-2	Stable
S&P	A	A	A-2	Stable
Fitch	A-	A-	F2	Positive

Common Stock

During the six months ended June 30, 2014, Westar Energy issued 0.7 million shares of common stock with a physical settlement amount of $18.3 million to settle certain forward sale transactions pursuant to a master forward sale confirmation entered into in 2010. Under that agreement Westar Energy must settle any forward transaction within 18 months of the date of the transaction. Assuming physical share settlement of the approximately 11.4 million shares associated with all outstanding forward sale transactions as of June 30, 2014, Westar Energy would have received aggregate proceeds of approximately $330.9 million based on a weighted-average forward price of $29.11 per share. In July 2014, Westar Energy issued 0.3 million shares with a physical settlement amount of approximately $9.1 million pursuant to a master forward sale confirmation entered into in 2010.

Summary of Cash Flows

	Six Months Ended June 30,
	2014	2013	Change	% Change
	(Dollars In Thousands)
Cash flows from (used in):
Operating activities	$283,314	$231,310	$52,004	22.5
Investing activities	(440,238)	(301,318)	(138,920)	(46.1)
Financing activities	163,188	68,152	95,036	139.4
Net increase (decrease) in cash and cash equivalents	$6,264	$(1,856)	$8,120	437.5

Cash Flows from Operating Activities

Cash flows from operating activities increased due principally to our having received $96.6 million more from retail and wholesale customers partially offset by our having paid $40.6 million more for fuel and purchased power.

Cash Flows used in Investing Activities
Cash flows used in investing activities increased due primarily to our having received $99.3 million less in proceeds from our investment in corporate owned life insurance (COLI) and our having invested $28.1 million more in additions to property, plant and equipment.

Cash Flows from Financing Activities

Cash flows from financing activities increased due principally to our having issued $137.9 million more of commercial paper during the six months ended June 30, 2014, compared to the same period in 2013. Also contributing to the increase was our having repaid $98.9 million less for borrowings against the cash surrender value of COLI. Partially offsetting these increases was our having retired $77.5 million more in long-term debt during the six months ended June 30, 2014, as well as receiving $74.0 million less proceeds from issuing long-term debt this year compared to the previous year.

Pension Contribution

During the six months ended June 30, 2014, we contributed $19.0 million to the Westar Energy pension trust. No payments were made to fund the Wolf Creek pension plan during the same period.

OFF-BALANCE SHEET ARRANGEMENTS

From December 31, 2013, through June 30, 2014, our off balance sheet arrangements did not change materially. For additional information, see our 2013 Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

From December 31, 2013, through June 30, 2014, our contractual obligations and commercial commitments did not change materially outside the ordinary course of business. For additional information, see our 2013 Form 10-K.

OTHER INFORMATION

Changes in Prices

KCC Proceedings

In July 2014, we, KCC staff and consumer advocate, joined in a request filed with the KCC to defer depreciation expense and carrying costs related to our capital investment associated with environmental upgrades at La Cygne until new retail prices become effective in a general rate case to be filed in March 2015 pursuant to an agreed upon schedule. The parties requested the order be issued by the end of the third quarter of 2014.

In June 2014, the KCC issued an order to adjust our prices to include updated transmission costs as reflected in the transmission formula rate discussed below. The new prices were effective in April 2014 and we estimate this will increase our annual retail revenues by approximately $41.0 million.

In May 2014, the KCC issued an order to adjust our prices to include costs associated with investments to comply with environmental requirements during 2013. New prices were effective in June 2014 and we estimate this will increase our annual retail revenues by approximately $11.0 million.

In December 2013, the KCC issued an order to adjust our prices to include costs incurred for property taxes. New prices were effective in January 2014 and are expected to increase annual retail revenues by approximately $12.7 million.

FERC Proceedings

Our transmission formula rate that includes projected 2014 transmission capital expenditures and operating costs became effective in January 2014 and is expected to increase our annual transmission revenues by approximately $44.3 million. This updated rate provided the basis for our request with the KCC to adjust our retail prices to include updated transmission costs discussed above.

New Accounting Pronouncements

We prepare our consolidated financial statements in accordance with GAAP for the United States of America. To address current issues in accounting, regulatory bodies have issued the following new accounting pronouncement that may affect our accounting and/or disclosure.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance that addresses revenue from contracts with customers. The objective of the new guidance is to establish principles to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue from contracts with customers. This guidance is effective for fiscal years beginning after December 15, 2016. Early application of the standard is not permitted. The standard permits the use of either the retrospective application or cumulative effect transition method. We have not yet selected a transition method or determined the impact on our consolidated financial statements but we do not expect it to be material.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in commodity prices, counterparty credit, interest rates, and debt and equity instrument values. From December 31, 2013, to June 30, 2014, no significant changes occurred in our market risk exposure. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2013 Form 10-K for additional information.

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on legal proceedings is set forth in Notes 3, 10 and 11 of the Notes to Condensed Consolidated Financial Statements, "Rate Matters and Regulation," "Commitments and Contingencies" and "Legal Proceedings," respectively, which are incorporated herein by reference.

ITEM 1A. RISK FACTORS

     There were no material changes in our risk factors from December 31, 2013, through June 30, 2014. For additional information, see our 2013 Form 10-K.

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

ITEM 6. EXHIBITS

4(a)
Purchase Agreement among Kansas Gas and Electric Company and Barclays Capital, Inc., J.P. Morgan Securities LLC and Mitsubishi UFJ Securities (USA), Inc., as representatives of the Initial Purchaser named therein, dated June 25, 2014 (filed as Exhibit 1.1 to the Form 8-K filed on June 27, 2014)

4(b)	Sixty-First Supplemental Indenture, dated as of July 2, 2014, by and among Kansas Gas and Electric Company and the Bank of New York Mellon Trust Company, N.A., as Trustee
31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended June 30, 2014
31(b)	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended June 30, 2014
32
Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended June 30, 2014 (furnished and not to be considered filed as part of the Form 10-Q)

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

WESTAR ENERGY, INC.

Date:	August 6, 2014	By:	/s/ Anthony D. Somma
Anthony D. Somma
Senior Vice President, Chief Financial Officer and Treasurer