Form 10-Q
period 2014-09-30
WESTAR ENERGY INC /KS
filed 2014-11-05
CIK 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
Large accelerated filer    X      Accelerated filer            Non-accelerated filer              Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes             No    X
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	130,737,541 shares
(Class)	(Outstanding at October 29, 2014)

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition
2013 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2013
AFUDC	Allowance for funds used during construction
ARO	Asset Retirement Obligations
BACT	Best Available Control Technology
CCB	Coal combustion byproduct
CO	Carbon monoxide
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
ECRR	Environmental Cost Recovery Rider
EPA	Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
JEC	Jeffrey Energy Center
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
KGE	Kansas Gas and Electric Company
La Cygne	La Cygne Generating Station
Moody’s	Moody’s Investors Service
MWh	Megawatt hour(s)
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trust
NOx	Nitrogen oxides
PM	Particulate matter
PSD	Prevention of Significant Deterioration
RECA	Retail energy cost adjustment
RSU	Restricted share unit
S&P	Standard & Poor’s Ratings Services
SO2	Sulfur dioxide
SPP	Southwest Power Pool
TFR	Transmission Formula Rate
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

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

What happens in each case could vary materially from what we expect because of such things as:

-
risks related to operating in a heavily regulated industry that is subject to unpredictable political, legislative, judicial and regulatory developments, which can impact our operations, results of operations, and financial condition,

-
the difficulty of predicting the magnitude and timing of changes in demand for electricity, including with respect to emerging competing services and technologies and conservation and energy efficiency measures,

-	the impact of weather conditions, including as it relates to sales of electricity and prices of energy commodities,

-	equipment damage from storms and extreme weather,

-	economic and capital market conditions, including the impact of inflation or deflation, changes in interest rates, the cost and availability of capital and the market for trading wholesale energy,

-	the impact of changes in market conditions on employee benefit liability calculations and funding obligations, as well as actual and assumed investment returns on invested plan assets,

-	the impact of changes in estimates regarding our Wolf Creek Generating Station (Wolf Creek) decommissioning obligation,

-	the existence or introduction of competition into markets in which we operate,

-	the impact of changing laws and regulations relating to air and greenhouse gas (GHG) emissions, water emissions, waste management and other environmental matters,

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

-	reduced demand for coal-based energy because of actual or potential climate impacts and development of alternate energy sources,

-	current and future litigation, regulatory investigations, proceedings or inquiries,

-	cost of fuel used in generation and wholesale electricity prices, and

-
other factors discussed elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K), including in "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and in other reports we file from time to time with the Securities and Exchange Commission.

These lists are not all-inclusive because it is not possible to predict all factors. This report should be read in its entirety and in conjunction with our 2013 Form 10-K. No one section of this report deals with all aspects of the subject matter and additional information on some matters that could impact our consolidated financial results may be included in our 2013 Form 10-K. The reader should not place undue reliance on any forward-looking statement, and forward-looking statements speak only as of the date such statements were made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made.

PART I.    FINANCIAL INFORMATION
ITEM I.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Par Values)
(Unaudited)

	As of	As of
	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,835	$4,487
Accounts receivable, net of allowance for doubtful accounts of $3,561 and $4,596, respectively	300,120	250,036
Fuel inventory and supplies	244,179	239,511
Deferred tax assets	35,009	37,954
Prepaid expenses	16,342	15,821
Regulatory assets	122,406	135,408
Other	25,447	23,608
Total Current Assets	749,338	706,825
PROPERTY, PLANT AND EQUIPMENT, NET	8,025,042	7,551,916
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	288,567	296,626
OTHER ASSETS:
Regulatory assets	585,816	620,006
Nuclear decommissioning trust	184,656	175,625
Other	240,245	246,140
Total Other Assets	1,010,717	1,041,771
TOTAL ASSETS	$10,073,664	$9,597,138
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$250,000
Current maturities of long-term debt of variable interest entities	28,091	27,479
Short-term debt	202,400	134,600
Accounts payable	194,663	233,351
Accrued dividends	45,445	43,604
Accrued taxes	109,245	69,769
Accrued interest	65,574	80,457
Regulatory liabilities	64,104	35,982
Other	91,517	80,184
Total Current Liabilities	801,039	955,426
LONG-TERM LIABILITIES:
Long-term debt, net	3,215,356	2,968,958
Long-term debt of variable interest entities, net	166,639	194,802
Deferred income taxes	1,489,334	1,363,148
Unamortized investment tax credits	189,920	192,265
Regulatory liabilities	299,456	293,574
Accrued employee benefits	325,126	331,558
Asset retirement obligations	230,925	160,682
Other	78,492	68,194
Total Long-Term Liabilities	5,995,248	5,573,181
COMMITMENTS AND CONTINGENCIES (See Notes 10 and 12)
EQUITY:
Westar Energy, Inc. Shareholders’ Equity:
Common stock, par value $5 per share; authorized 275,000,000 shares; issued and outstanding 130,657,941 shares and 128,254,229 shares, respective to each date	653,290	641,271
Paid-in capital	1,753,460	1,696,727
Retained earnings	858,128	724,776
Total Westar Energy, Inc. Shareholders’ Equity	3,264,878	3,062,774
Noncontrolling Interests	12,499	5,757
Total Equity	3,277,377	3,068,531
TOTAL LIABILITIES AND EQUITY	$10,073,664	$9,597,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,
	2014	2013
REVENUES	$764,040	$694,974
OPERATING EXPENSES:
Fuel and purchased power	200,755	178,562
SPP network transmission costs	55,720	45,315
Operating and maintenance	84,213	93,377
Depreciation and amortization	72,279	68,861
Selling, general and administrative	60,977	54,245
Taxes other than income tax	34,677	30,408
Total Operating Expenses	508,621	470,768
INCOME FROM OPERATIONS	255,419	224,206
OTHER INCOME (EXPENSE):
Investment earnings	1,655	2,863
Other income	14,991	12,321
Other expense	(6,242)	(6,195)
Total Other Income	10,404	8,989
Interest expense	44,531	45,708
INCOME BEFORE INCOME TAXES	221,292	187,487
Income tax expense	71,532	52,392
NET INCOME	149,760	135,095
Less: Net income attributable to noncontrolling interests	2,378	1,970
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$147,382	$133,125
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC. (See Note 2):
Basic earnings per common share	$1.13	$1.04
Diluted earnings per common share	$1.10	$1.04
AVERAGE EQUIVALENT COMMON SHARES OUTSTANDING:
Basic	130,196,193	127,444,792
Diluted	133,028,787	128,111,472
DIVIDENDS DECLARED PER COMMON SHARE	$0.35	$0.34

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
REVENUES	$2,005,264	$1,810,776
OPERATING EXPENSES:
Fuel and purchased power	539,373	483,014
SPP network transmission costs	163,211	133,711
Operating and maintenance	277,841	265,532
Depreciation and amortization	213,270	203,305
Selling, general and administrative	179,633	157,668
Taxes other than income tax	104,248	91,889
Total Operating Expenses	1,477,576	1,335,119
INCOME FROM OPERATIONS	527,688	475,657
OTHER INCOME (EXPENSE):
Investment earnings	7,208	8,612
Other income	26,566	29,748
Other expense	(14,192)	(13,911)
Total Other Income	19,582	24,449
Interest expense	138,075	135,790
INCOME BEFORE INCOME TAXES	409,195	364,316
Income tax expense	132,643	106,514
NET INCOME	276,552	257,802
Less: Net income attributable to noncontrolling interests	6,742	6,344
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$269,810	$251,458
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC. (See Note 2):
Basic earnings per common share	$2.08	$1.97
Diluted earnings per common share	$2.04	$1.96
AVERAGE EQUIVALENT COMMON SHARES OUTSTANDING:
Basic	129,525,618	127,318,462
Diluted	132,199,583	127,851,477
DIVIDENDS DECLARED PER COMMON SHARE	$1.05	$1.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$276,552	$257,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	213,270	203,305
Amortization of nuclear fuel	18,218	15,270
Amortization of deferred regulatory gain from sale leaseback	(4,121)	(4,121)
Amortization of corporate-owned life insurance	15,510	10,442
Non-cash compensation	6,034	6,148
Net deferred income taxes and credits	134,714	107,709
Stock-based compensation excess tax benefits	(790)	(502)
Allowance for equity funds used during construction	(13,345)	(9,473)
Changes in working capital items:
Accounts receivable	(50,084)	(42,400)
Fuel inventory and supplies	(5,703)	13,842
Prepaid expenses and other	8,693	2,992
Accounts payable	(4,397)	2,088
Accrued taxes	41,323	44,573
Other current liabilities	(19,732)	(53,042)
Changes in other assets	6,019	(22,682)
Changes in other liabilities	28,051	21,159
Cash Flows from Operating Activities	650,212	553,110
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(648,933)	(557,988)
Purchase of securities - trusts	(6,582)	(61,495)
Sale of securities - trusts	8,221	76,906
Investment in corporate-owned life insurance	(16,250)	(17,724)
Proceeds from investment in corporate-owned life insurance	23,989	147,591
Proceeds from federal grant	—	876
Investment in affiliated company	—	(2,694)
Other investing activities	(2,203)	(2,886)
Cash Flows used in Investing Activities	(641,758)	(417,414)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	67,206	(287,741)
Proceeds from long-term debt	417,943	492,572
Retirements of long-term debt	(427,500)	(100,000)
Retirements of long-term debt of variable interest entities	(27,321)	(25,498)
Repayment of capital leases	(2,397)	(2,262)
Borrowings against cash surrender value of corporate-owned life insurance	57,764	57,948
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(22,737)	(145,418)
Stock-based compensation excess tax benefits	790	502
Issuance of common stock	58,560	4,526
Distributions to shareholders of noncontrolling interests	—	(1,657)
Cash dividends paid	(127,364)	(121,875)
Other financing activities	(2,050)	(2,699)
Cash Flows used in Financing Activities	(7,106)	(131,602)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,348	4,094
CASH AND CASH EQUIVALENTS:
Beginning of period	4,487	5,829
End of period	$5,835	$9,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Westar Energy, Inc. Shareholders
	Common stock shares	Common stock	Paid-in capital	Retained earnings	Non-controlling interests	Total equity
Balance as of December 31, 2012	126,503,748	$632,519	$1,656,972	$606,649	$14,115	$2,910,255
Net income	—	—	—	251,458	6,344	257,802
Issuance of stock	143,602	718	3,808	—	—	4,526
Issuance of stock for compensation and reinvested dividends	416,689	2,083	4,850	—	—	6,933
Tax withholding related to stock compensation	—	—	(2,425)	—	—	(2,425)
Dividends on common stock ($1.02 per share)	—	—	—	(130,539)	—	(130,539)
Stock compensation expense	—	—	6,085	—	—	6,085
Tax benefit on stock compensation	—	—	502	—	—	502
Deconsolidation of noncontrolling interest	—	—	—	—	(14,282)	(14,282)
Distributions to shareholders of noncontrolling interests	—	—	—	—	(1,657)	(1,657)
Balance as of September 30, 2013	127,064,039	$635,320	$1,669,792	$727,568	$4,520	$3,037,200

Balance as of December 31, 2013	128,254,229	$641,271	$1,696,727	$724,776	$5,757	$3,068,531
Net income	—	—	—	269,810	6,742	276,552
Issuance of stock	2,068,510	10,343	48,217	—	—	58,560
Issuance of stock for compensation and reinvested dividends	335,202	1,676	5,021	—	—	6,697
Tax withholding related to stock compensation	—	—	(2,050)	—	—	(2,050)
Dividends on common stock ($1.05 per share)	—	—	—	(136,458)	—	(136,458)
Stock compensation expense	—	—	5,970	—	—	5,970
Tax benefit on stock compensation	—	—	790	—	—	790
Other	—	—	(1,215)	—	—	(1,215)
Balance as of September 30, 2014	130,657,941	$653,290	$1,753,460	$858,128	$12,499	$3,277,377

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

We provide electric generation, transmission and distribution services to approximately 696,000 customers in Kansas. Westar Energy provides these services in central and northeastern Kansas, including the cities of Topeka, Lawrence, Manhattan, Salina and Hutchinson. Kansas Gas and Electric Company (KGE), Westar Energy's wholly owned subsidiary, provides these services in south-central and southeastern Kansas, including the city of Wichita. Both Westar Energy and KGE conduct business using the name Westar Energy. Our corporate headquarters is located at 818 South Kansas Avenue, Topeka, Kansas 66612.

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

Use of Management's Estimates

When we prepare our condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis, including those related to depreciation, unbilled revenue, valuation of investments, forecasted fuel costs included in our retail energy cost adjustment (RECA) billed to customers, income taxes, pension and post-retirement benefits, our asset retirement obligations (AROs) including the decommissioning of Wolf Creek, environmental issues, VIEs, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results to be expected for the full year.

Fuel Inventory and Supplies

We state fuel inventory and supplies at average cost. Following are the balances for fuel inventory and supplies stated separately.

	As of	As of
	September 30, 2014	December 31, 2013
	(In Thousands)
Fuel inventory	$68,659	$78,368
Supplies	175,520	161,143
Fuel inventory and supplies	$244,179	$239,511

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars In Thousands)
Borrowed funds	$2,504	$2,964	$9,448	$8,132
Equity funds	3,627	3,783	13,345	9,473
Total	$6,131	$6,747	$22,793	$17,605
Average AFUDC Rates	6.4%	5.1%	6.9%	4.6%

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

The following table reconciles our basic and diluted EPS from net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars In Thousands, Except Per Share Amounts)
Net income	$149,760	$135,095	$276,552	$257,802
Less: Net income attributable to noncontrolling interests	2,378	1,970	6,742	6,344
Net income attributable to Westar Energy, Inc.	147,382	133,125	269,810	251,458
Less: Net income allocated to RSUs	395	372	721	703
Net income allocated to common stock	$146,987	$132,753	$269,089	$250,755

Weighted average equivalent common shares outstanding – basic	130,196,193	127,444,792	129,525,618	127,318,462
Effect of dilutive securities:
RSUs	198,583	46,189	139,058	36,738
Forward sale agreements	2,634,011	620,491	2,534,907	496,277
Weighted average equivalent common shares outstanding – diluted (a)	133,028,787	128,111,472	132,199,583	127,851,477

Earnings per common share, basic	$1.13	$1.04	$2.08	$1.97
Earnings per common share, diluted	$1.10	$1.04	$2.04	$1.96
_______________
(a)We had no antidilutive shares for the three and nine months ended September 30, 2014 and 2013.

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2014	2013
	(In Thousands)
CASH PAID FOR (RECEIVED FROM):
Interest on financing activities, net of amount capitalized	$119,275	$107,512
Interest on financing activities of VIEs	12,178	13,865
Income taxes, net of refunds	361	(96)
NON-CASH INVESTING TRANSACTIONS:
Property, plant and equipment additions	111,494	68,249
Property, plant and equipment of VIEs	—	(14,282)
NON-CASH FINANCING TRANSACTIONS:
Issuance of stock for compensation and reinvested dividends	6,697	6,933
Deconsolidation of VIE	—	(14,282)
Assets acquired through capital leases	1,454	328

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

3. RATE MATTERS AND REGULATION

KCC Proceedings

We, staff of the Kansas Corporation Commission (KCC) and a consumer advocate joined in a request filed with the KCC to defer depreciation expense and carrying costs related to our capital investment associated with environmental upgrades at La Cygne generating station (La Cygne) until new retail prices become effective following a general rate case expected to be filed in March 2015. Our share of these deferred costs is approximately $20.0 million. In September 2014, the KCC issued an order approving the joint application that will allow us to include amortization of these deferred costs in our next general rate case, which is expected to increase our annual revenues by approximately $3.5 million.

In June 2014, the KCC issued an order to adjust our prices to include updated transmission costs as reflected in the transmission formula rate (TFR) discussed below. The new prices were effective in April 2014 and we estimate this will increase our annual retail revenues by approximately $41.0 million.

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

FERC Proceedings

In August 2014, the KCC filed a challenge with the Federal Energy Regulatory Commission (FERC) regarding rate making as it pertains to the cost of interstate electrical transmission service we operate. The KCC is requesting that we lower our transmission return on equity by nearly two percentage points, which would result in reductions of the TFR revenue requirement if granted.

Our TFR that includes projected 2014 transmission capital expenditures and operating costs became effective January 2014 and is expected to increase annual transmission revenues by approximately $44.3 million. This updated rate provided the basis for our request to the KCC to adjust our retail prices to include updated transmission costs discussed above.

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

	As of September 30, 2014		As of December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
Fixed-rate debt	$3,105,000	$3,404,685	$3,102,500	$3,294,209
Fixed-rate debt of VIEs	194,361	211,536	221,682	241,241

Recurring Fair Value Measurements

The following table provides the amounts and their corresponding level of hierarchy for our assets that are measured at fair value.

As of September 30, 2014	Level 1	Level 2	Level 3	Total
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity funds	$—	$52,577	$6,370	$58,947
International equity funds	—	32,392	—	32,392
Core bond funds	—	18,961	—	18,961
High-yield bond funds	—	13,402	—	13,402
Emerging market bond funds	—	11,570	—	11,570
Other fixed income funds	—	4,823	—	4,823
Combination debt/equity/other funds	—	18,358	—	18,358
Alternative investment funds	—	—	16,823	16,823
Real estate securities fund	—	—	9,271	9,271
Cash equivalents funds	109	—	—	109
Total Nuclear Decommissioning Trust	109	152,083	32,464	184,656
Trading Securities:
Domestic equity funds	—	18,114	—	18,114
International equity funds	—	4,409	—	4,409
Core bond funds	—	12,220	—	12,220
Cash equivalents funds	168	—	—	168
Total Trading Securities	168	34,743	—	34,911
Total Assets Measured at Fair Value	$277	$186,826	$32,464	$219,567

As of December 31, 2013	Level 1	Level 2	Level 3	Total
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity funds	$—	$49,957	$5,817	$55,774
International equity funds	—	31,816	—	31,816
Core bond funds	—	18,107	—	18,107
High-yield bond funds	—	12,902	—	12,902
Emerging market bond funds	—	11,055	—	11,055
Other fixed income funds	—	4,690	—	4,690
Combination debt/equity/other funds	—	17,093	—	17,093
Alternative investment funds	—	—	15,675	15,675
Real estate securities fund	—	—	8,511	8,511
Cash equivalents funds	2	—	—	2
Total Nuclear Decommissioning Trust	2	145,620	30,003	175,625
Trading Securities:
Domestic equity funds	—	18,075	—	18,075
International equity funds	—	4,519	—	4,519
Core bond funds	—	12,166	—	12,166
Cash equivalents funds	166	—	—	166
Total Trading Securities	166	34,760	—	34,926
Total Assets Measured at Fair Value	$168	$180,380	$30,003	$210,551

The following table provides reconciliations of assets measured at fair value using significant level 3 inputs for the three and nine months ended September 30, 2014.

	Domestic Equity	Alternative Investments	Real Estate Securities	Net Balance
	(In Thousands)
Balance as of June 30, 2014	$6,288	$16,446	$9,026	$31,760
Total realized and unrealized gains (losses) included in:
Regulatory liabilities	113	377	245	735
Purchases	95	—	92	187
Sales	(126)	—	(92)	(218)
Balance as of September 30, 2014	$6,370	$16,823	$9,271	$32,464

Balance as of December 31, 2013	$5,817	$15,675	$8,511	$30,003
Total realized and unrealized gains (losses) included in:
Regulatory liabilities	722	1,148	760	2,630
Purchases	191	—	257	448
Sales	(360)	—	(257)	(617)
Balance as of September 30, 2014	$6,370	$16,823	$9,271	$32,464

The following table provides reconciliations of assets measured at fair value using significant level 3 inputs for the three and nine months ended September 30, 2013.

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

Portions of the gains and losses contributing to changes in net assets in the above table are unrealized. The following table summarizes the unrealized gains and losses we recorded to regulatory liabilities on our consolidated financial statements during the three and nine months ended September 30, 2014 and 2013, attributable to level 3 assets. See Note 3, "Rate Matters and Regulation," in the 2013 Form 10-K for additional information regarding our regulatory assets and liabilities.

	Domestic Equity	Alternative Investments	Real Estate Securities	Net Balance
	(In Thousands)
Three months ended September 30, 2014	$(13)	$377	$154	$518
Three months ended September 30, 2013	125	335	205	665
Nine months ended September 30, 2014	362	1,149	503	2,014
Nine months ended September 30, 2013	105	569	360	1,034

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

	As of September 30, 2014		As of December 31, 2013		As of September 30, 2014
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Frequency	Length of Settlement
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity funds	$6,370	$2,492	$5,817	$2,683	(a)	(a)
Alternative investment funds	16,823	—	15,675	—	(b)	(b)
Real estate securities fund	9,271	—	8,511	—	Quarterly	80 days
Total Nuclear Decommissioning Trust	32,464	2,492	30,003	2,683

Trading Securities:
Domestic equity funds	18,114	—	18,075	—	Upon Notice	1 day
International equity funds	4,409	—	4,519	—	Upon Notice	1 day
Core bond funds	12,220	—	12,166	—	Upon Notice	1 day
Total Trading Securities	34,743	—	34,760	—
Total	$67,207	$2,492	$64,763	$2,683
_______________

(a)
This investment is in three long-term private equity funds that do not permit early withdrawal. Our investments in these funds cannot be distributed until the underlying investments have been liquidated, which may take years from the date of initial liquidation. Two funds have begun to make distributions. Our initial investment in the third fund occurred in the third quarter of 2013. This fund's term will be 15 years, subject to the general partner's right to extend the term for up to three additional one-year periods.

(b)
This investment has an initial lock-up period of 24 months, which began in April 2013. Redemptions are allowed, on a quarterly basis, after 24 months at the sole discretion of the fund's board of directors. A 65-day notice of redemption is required. There is a holdback on final redemptions.

Nonrecurring Fair Value Measurements

We have recognized legal obligations associated with the disposal of long-lived assets that result from the acquisition, construction, development or normal operations of such assets. During the nine months ended September 30, 2014, we recorded $63.3 million of additional AROs due primarily to revisions to the estimated cost to decommission Wolf Creek. In 2013, we recorded no additional AROs. We initially record AROs at fair value for the estimated cost to satisfy the retirement obligation.

We measure the fair value of AROs by estimating the future costs to satisfy the retirement obligations and then discounting those values using risk-adjusted rates. To determine the costs to satisfy the retirement obligations, experts inside the company, sometimes with the assistance of external consultants, estimate the costs of basic inputs such as, among others, labor, energy, materials, and disposal, and make assumptions about the timing and method of disposal or decommissioning. We use observable inputs, such as short- and long-term yields for U.S. government securities and our nonperformance risk, to determine the appropriate discount rate. Our estimates are validated with contractor estimates and/or when we satisfy similar obligations. We estimate the undiscounted cost to satisfy the 2014 ARO additions to be approximately $419.9 million.

Due to the significant unobservable inputs required in our measurement, we classify our fair value measurements for AROs as level 3 in the fair value hierarchy. For additional information on our AROs, see Note 11, "Asset Retirement Obligations."

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

Trading Securities

We hold equity and debt investments that we classify as trading securities in a trust used to fund certain retirement benefit obligations. As of September 30, 2014, and December 31, 2013, we measured the fair value of trust assets at $34.9 million. We include unrealized gains or losses on these securities in investment earnings on our consolidated statements of income. For the three months ended September 30, 2014, we recorded unrealized losses of $0.1 million on the assets still held. For the nine months ended September 30, 2014, we recorded unrealized gains of $1.5 million on the assets still held. For the three months ended September 30, 2013, we recorded unrealized gains of $1.2 million on the assets still held. For the nine months ended September 30, 2013, we recorded unrealized losses of $2.6 million on the assets still held.

Available-for-Sale Securities

We hold investments in a trust for the purpose of funding the decommissioning of Wolf Creek. We have classified these investments as available-for-sale and have recorded all such investments at their fair market value as of September 30, 2014, and December 31, 2013.

Using the specific identification method to determine cost, we realized no gains or losses on our available-for-sale securities for the three months ended September 30, 2014, and a gain of $0.2 million for the nine months ended September 30, 2014. For the three months ended September 30, 2013, we realized no gains or losses and for the nine months ended September 30, 2013, we realized gains of $4.5 million. We record net realized and unrealized gains and losses in regulatory liabilities on our consolidated balance sheets. This reporting is consistent with the method we use to account for the decommissioning costs we recover in our prices. Gains or losses on assets in the trust fund are recorded as increases or decreases, respectively, to regulatory liabilities and could result in lower or higher funding requirements for decommissioning costs, which we believe would be reflected in the prices paid by our customers.

The following table presents the cost, gross unrealized gains and losses, fair value and allocation of investments in the NDT fund as of September 30, 2014, and December 31, 2013.

		Gross Unrealized
Security Type	Cost	Gain	Loss	Fair Value	Allocation
	(Dollars In Thousands)
As of September 30, 2014
Domestic equity funds	$41,630	$17,322	$(5)	$58,947	32%
International equity funds	27,176	5,236	(20)	32,392	18%
Core bond funds	18,648	313	—	18,961	10%
High-yield bond funds	12,864	538	—	13,402	7%
Emerging market bond funds	12,441	—	(871)	11,570	6%
Other fixed income funds	4,772	51	—	4,823	3%
Combination debt/equity/other funds	14,986	3,585	(213)	18,358	10%
Alternative investment funds	15,000	1,823	—	16,823	9%
Real estate securities fund	10,525	—	(1,254)	9,271	5%
Cash equivalents funds	109	—	—	109	<1%
Total	$158,151	$28,868	$(2,363)	$184,656	100%

As of December 31, 2013
Domestic equity funds	$40,976	$14,799	$(1)	$55,774	32%
International equity funds	26,581	5,266	(31)	31,816	18%
Core bond funds	18,287	—	(180)	18,107	10%
High-yield bond funds	12,275	627	—	12,902	7%
Emerging market bond funds	12,207	—	(1,152)	11,055	6%
Other fixed income funds	4,684	6	—	4,690	3%
Combination debt/equity/other funds	14,964	2,380	(251)	17,093	10%
Alternative investment funds	15,000	675	—	15,675	9%
Real estate securities fund	10,268	—	(1,757)	8,511	5%
Cash equivalents funds	2	—	—	2	<1%
Total	$155,244	$23,753	$(3,372)	$175,625	100%

The following table presents the fair value and the gross unrealized losses of the available-for-sale securities held in the NDT fund aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2014, and December 31, 2013.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
As of September 30, 2014
Domestic equity funds	$165	$(5)	$—	$—	$165	$(5)
International equity funds	6,244	(20)	—	—	6,244	(20)
Emerging market bond funds	—	—	11,570	(871)	11,570	(871)
Combination debt/equity/other funds	—	—	6,309	(213)	6,309	(213)
Real estate securities fund	—	—	9,271	(1,254)	9,271	(1,254)
Total	$6,409	$(25)	$27,150	$(2,338)	$33,559	$(2,363)

As of December 31, 2013
Domestic equity funds	$59	$(1)	$—	$—	$59	$(1)
International equity funds	6,244	(31)	—	—	6,244	(31)
Core bond funds	18,107	(180)	—	—	18,107	(180)
Emerging market bond funds	11,055	(1,152)	—	—	11,055	(1,152)
Combination debt/equity/other funds	6,283	(251)	—	—	6,283	(251)
Real estate securities fund	—	—	8,511	(1,757)	8,511	(1,757)
Total	$41,748	$(1,615)	$8,511	$(1,757)	$50,259	$(3,372)

6. DEBT FINANCING

In September 2014, Westar Energy extended the term of its $730.0 million revolving credit facility by one year to terminate in September 2018, $81.4 million of which will expire in September 2017. As long as there is no default under the facility, Westar Energy may extend the facility up to an additional two years and may increase the aggregate amount of borrowings under the facility to $1.0 billion, both subject to lender participation. All borrowings under the facility are secured by KGE first mortgage bonds. As of September 30, 2014, Westar Energy had no borrowed amounts and $15.1 million of letters of credit outstanding under this revolving credit facility. As of December 31, 2013, no amounts had been borrowed and $18.4 million of letters of credit had been issued under this revolving credit facility.
In July 2014, KGE issued $250.0 million in aggregate principal amount of first mortgage bonds bearing stated interest at 4.30% per annum and maturing July 2044, the proceeds of which were used to retire Westar Energy first mortgage bonds in an aggregate principal amount of $250.0 million with a stated interest of 6.00% per annum.

In May 2014, Westar Energy issued $180.0 million in aggregate principal amount of first mortgage bonds bearing stated interest at 4.10% per annum and maturing April 2043. These bonds constitute a further issuance of a series of bonds initially issued in March 2013 in an aggregate principal amount of $250.0 million. Proceeds from the May 2014 issuance were used in June 2014 to redeem three KGE pollution control bond series with an aggregate principal amount of $177.5 million at stated interest rates between 5.00% and 5.30% per annum.

In February 2014, Westar Energy extended the term of its $270.0 million revolving credit facility to February 2017, $20.0 million of which will terminate in February 2016. So long as there is no default under the facility, Westar Energy may increase the aggregate amount of borrowings under the facility to $400.0 million, subject to lender participation. All borrowings under the facility are secured by KGE first mortgage bonds. As of September 30, 2014, and December 31, 2013, Westar Energy had no borrowed amounts or letters of credit outstanding under this revolving credit facility.

7. TAXES

We recorded income tax expense of $71.5 million with an effective income tax rate of 32% for the three months ended September 30, 2014, and income tax expense of $52.4 million with an effective income tax rate of 28% for the same period of 2013. We recorded income tax expense of $132.6 million with an effective income tax rate of 32% for the nine months ended September 30, 2014, and income tax expense of $106.5 million with an effective income tax rate of 29% for the same period of 2013. The increase in the effective income tax rate for the three months ended September 30, 2014, was due primarily to higher income before income taxes. The increase in the effective income tax rate for the nine months ended September 30, 2014, was due primarily to higher income before taxes and lower non-taxable income from corporate-owned life insurance (COLI).

As of September 30, 2014, and December 31, 2013, unrecognized income tax benefits totaled $2.7 million and $1.7 million, respectively. We do not expect significant changes in our unrecognized income tax benefits in the next 12 months.

As of September 30, 2014, and December 31, 2013, we had $0.2 million accrued for interest related to our unrecognized income tax benefits. We accrued no penalties at either September 30, 2014, or December 31, 2013.

As of September 30, 2014, and December 31, 2013, we had recorded $1.5 million for probable assessments of taxes other than income taxes.

Effective January 1, 2014, we adopted new regulations released by the Internal Revenue Service and the United States Treasury Department regarding deduction and capitalization of expenditures related to tangible property, including the tax treatment of, among other things, materials and supplies and the determination of whether expenditures with respect to tangible property are a deductible repair or must be capitalized, and regulations regarding dispositions of property under the Modified Accelerated Cost Recovery System. We do not expect the adoption of the regulations to have a material impact on our consolidated financial results.

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

8. PENSION AND POST-RETIREMENT BENEFIT PLANS

The following tables summarize the net periodic costs for Westar Energy's pension and post-retirement benefit plans prior to the effects of capitalization.

	Pension Benefits		Post-retirement Benefits
Three Months Ended September 30,	2014	2013	2014	2013
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$4,055	$5,355	$345	$507
Interest cost	10,400	9,630	1,588	1,502
Expected return on plan assets	(9,109)	(8,351)	(1,644)	(1,673)
Amortization of unrecognized:
Transition obligation, net	—	—	—	81
Prior service costs	131	150	631	631
Actuarial loss, net	5,690	8,478	(185)	281
Net periodic cost before regulatory adjustment	11,167	15,262	735	1,329
Regulatory adjustment (a)	4,002	784	1,124	717
Net periodic cost	$15,169	$16,046	$1,859	$2,046
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

	Pension Benefits		Post-retirement Benefits
Nine Months Ended September 30,	2014	2013	2014	2013
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$12,164	$16,065	$1,036	$1,521
Interest cost	31,200	28,890	4,763	4,505
Expected return on plan assets	(27,328)	(25,053)	(4,932)	(5,018)
Amortization of unrecognized:
Transition obligation, net	—	—	—	244
Prior service costs	394	451	1,893	1,893
Actuarial loss, net	15,371	25,435	(556)	843
Net periodic cost before regulatory adjustment	31,801	45,788	2,204	3,988
Regulatory adjustment (a)	12,005	2,351	3,371	2,151
Net periodic cost	$43,806	$48,139	$5,575	$6,139
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

During the nine months ended September 30, 2014 and 2013, we contributed $26.4 million and $27.5 million, respectively, to the Westar Energy pension trust.

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

	Pension Benefits		Post-retirement Benefits
Three Months Ended September 30,	2014	2013	2014	2013
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$1,424	$1,709	$43	$52
Interest cost	2,117	1,890	116	103
Expected return on plan assets	(2,021)	(1,843)	—	—
Amortization of unrecognized:
Prior service costs	14	15	—	—
Actuarial loss, net	747	1,355	41	66
Net periodic cost before regulatory adjustment	2,281	3,126	200	221
Regulatory adjustment (a)	501	(203)	—	—
Net periodic cost	$2,782	$2,923	$200	$221
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

	Pension Benefits		Post-retirement Benefits
Nine Months Ended September 30,	2014	2013	2014	2013
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$4,271	$5,126	$130	$155
Interest cost	6,352	5,672	347	309
Expected return on plan assets	(6,063)	(5,530)	—	—
Amortization of unrecognized:
Prior service costs	43	44	—	—
Actuarial loss, net	2,240	4,065	124	199
Net periodic cost before regulatory adjustment	6,843	9,377	601	663
Regulatory adjustment (a)	1,502	(609)	—	—
Net periodic cost	$8,345	$8,768	$601	$663
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

During the nine months ended September 30, 2014 and 2013, we funded $2.4 million and $7.6 million of Wolf Creek's pension plan contributions, respectively.

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

Under the federal Clean Air Act, the EPA sets National Ambient Air Quality Standards (NAAQS) for certain emissions considered harmful to public health and the environment, including two classes of PM, NOx (a precursor to ozone), CO and SO2, which result from fossil fuel combustion. Areas meeting the NAAQS are designated attainment areas while those that do not meet the NAAQS are considered nonattainment areas. Each state must develop a plan to bring nonattainment areas into compliance with the NAAQS. NAAQS must be reviewed by the EPA at five-year intervals. The Kansas Department of Health and Environment (KDHE) proposed to designate portions of the Kansas City area nonattainment for the eight-hour ozone standard, which has the potential to impact our operations. The EPA has not acted on KDHE's proposed designation of the Kansas City area and it is uncertain when, or if, such a designation might occur. The Wichita area also exceeded the eight-hour ozone standard and could be designated nonattainment in the future, potentially impacting our operations. Nonattainment designations on areas that impact our operations could have a material impact on our consolidated financial results.

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

Cross-State Air Pollution Rule

In 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR) requiring 28 states, including Kansas, Missouri and Oklahoma, to further reduce emissions of SO2, NOx and fine PM. In April 2014, the U.S. Supreme Court reversed a 2012 decision by the U.S. Court of Appeals for the District of Columbia Circuit that had vacated CSAPR and remanded CSAPR back to the U.S. Court of Appeals for further proceedings consistent with the U.S. Supreme Court decision. In June 2014, the U.S. Department of Justice, on behalf of the EPA, filed a motion to lift the CSAPR stay. In October 2014, the U.S. Court of Appeals granted the EPA's motion to lift the 2011 CSAPR stay and established a schedule to hear arguments on the remaining outstanding issues beginning in March 2015. During the CSAPR stay, we installed various emission controls at our generation facilities and have projects for additional controls in progress or planned that will reduce the impact of CSAPR. We are unable to determine the full impact of reinstatement of CSAPR until the U.S. Court of Appeals for the District of Columbia Circuit and the EPA take further action.

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

Greenhouse Gases

Under regulations known as the Tailoring Rule, the EPA regulates GHG emissions from certain stationary sources. The regulations are implemented pursuant to two federal Clean Air Act programs, the Prevention of Significant Deterioration (PSD) and Title V Operating Permit Programs, that impose recordkeeping and monitoring requirements and also mandate the implementation of best available control technology (BACT) for projects that cause a significant increase in GHG emissions (defined to be more than 75,000 tons or more per year or 100,000 tons or more per year, depending on various factors). The EPA has issued guidance on what BACT entails for the control of GHGs and individual states are required to determine what controls are required for facilities within their jurisdiction on a case-by-case basis. In June 2014, the U.S. Supreme Court ordered that the EPA can no longer treat GHG as a pollutant for purposes of defining major emitting facilities and modifications to major emitting facilities under the PSD and Title V Operating Permit Programs. In essence, this ruling invalidates the above mentioned Tailoring Rule, however, it still allows the EPA to apply BACT for GHG in situations where applicability is triggered for another PSD regulated pollutant. We cannot at this time determine the impact of these regulations on our future operations and consolidated financial results as the rule has not been finalized, but we believe the cost of compliance with the regulations could be material.

Water

In May 2014, the EPA issued final standards for cooling intake structures at power plants to protect aquatic life, which took effect in October 2014. The standards, based on Section 316(b) of the federal Clean Water Act, require subject facilities to choose among seven Best Technology Available options to reduce fish impingement. In addition, some facilities must conduct studies to assist permitting authorities to determine whether and what site-specific controls, if any, would be required to reduce entrainment of aquatic organisms. Our current analysis indicates this rule will not have a significant impact on our coal plants that employ cooling towers. Biological monitoring may be required for LaCygne and Wolf Creek. We are currently evaluating the rule's impact on those two plants and cannot predict the resulting impact on our operations or consolidated financial results, but we do not expect it to be material.
Renewable Energy Standard

Kansas law mandates that we maintain a minimum amount of renewable energy sources. Through 2015 net renewable generation capacity must be 10% of the average peak retail demand for the three prior years, subject to limited exceptions. This requirement increases to 15% for years 2016 through 2019 and 20% for 2020 and thereafter. With our existing wind generation facilities, supply contracts and renewable energy credits, we are able to satisfy the net renewable generation requirement through 2015. With our agreement to purchase the energy produced from 200 megawatts of installed design capacity of additional wind generation beginning in 2016, we expect to meet the increased requirements through 2020. If we are unable to meet future requirements, our operations and consolidated financial results could be adversely impacted.

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

11. ASSET RETIREMENT OBLIGATIONS

We have recognized legal obligations associated with the disposal of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. The recording of AROs for regulated operations has no income statement impact due to the deferral of the adjustments through the establishment of a regulatory asset or an offset to a regulatory liability.

We initially recorded AROs at fair value for the estimated cost to decommission Wolf Creek (KGE's 47% share), retire our wind generation facilities, dispose of asbestos insulating material at our power plants, remediate ash disposal ponds and dispose of polychlorinated biphenyl (PCB)-contaminated oil.

The following table summarizes our legal AROs included on our consolidated balance sheets in long-term liabilities.

Balance as of December 31, 2013	$160,682
Increase in nuclear decommissioning ARO liability	50,683
Increase in other ARO liabilities	12,574
Liabilities settled	(365)
Accretion expense	7,351
Balance as of September 30, 2014	$230,925

Wolf Creek filed a nuclear decommissioning study with the KCC in 2014. As a result of the study, we recorded a $50.7 million increase in our ARO to reflect revisions to the estimated costs to decommission Wolf Creek.

12. LEGAL PROCEEDINGS

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

13. COMMON STOCK

During the nine months ended September 30, 2014, Westar Energy issued 2.0 million shares of common stock with a physical settlement amount of $54.9 million to settle certain forward sale transactions pursuant to master forward sale agreements. Under these agreements Westar Energy must settle any forward transaction within 18 months of the date of the transaction. Assuming physical share settlement of the approximately 10.1 million shares associated with all outstanding forward sale transactions as of September 30, 2014, Westar Energy would have received aggregate proceeds of approximately $289.9 million based on a weighted-average forward price of $28.74 per share.

14. VARIABLE INTEREST ENTITIES

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

Financial Statement Impact

We have recorded the following assets and liabilities on our consolidated balance sheets related to the VIEs described above.

	As of	As of
	September 30, 2014	December 31, 2013
	(In Thousands)
Assets:
Property, plant and equipment of variable interest entities, net	$288,567	$296,626
Regulatory assets (a)	7,602	6,792

Liabilities:
Current maturities of long-term debt of variable interest entities	$28,091	$27,479
Accrued interest (b)	139	3,472
Long-term debt of variable interest entities, net	166,639	194,802
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in Management's Discussion and Analysis are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we "believe," "anticipate," "target," "expect," "estimate," "intend" and words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. See "Forward-Looking Statements" at the front of this report.

INTRODUCTION

We are the largest electric utility in Kansas. We produce, transmit and sell electricity at retail in Kansas and at wholesale in a multi-state region in the central U. S. under the regulation of the KCC and FERC.

In Management's Discussion and Analysis, we discuss our operating results for the three and nine months ended September 30, 2014, compared to the same periods of 2013, our general financial condition and significant changes that occurred during 2014. As you read Management's Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

SUMMARY OF SIGNIFICANT ITEMS

Earnings Per Share

Following is a summary of our net income and basic EPS.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(Dollars In Thousands, Except Per Share Amounts)
Net income attributable to Westar Energy, Inc.	$147,382	$133,125	$14,257	$269,810	$251,458	$18,352
Earnings per common share, basic	1.13	1.04	0.09	2.08	1.97	0.11

Net income attributable to common stock and basic EPS for the three and nine months ended September 30, 2014, increased compared to the same periods in 2013 due primarily to higher retail prices resulting from investments we made in our transmission infrastructure and air quality controls at our power plants and higher electricity sales. Also contributing to this increase for the three month period was lower operating and maintenance costs.

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

Greenhouse Gases

Under regulations known as the Tailoring Rule, the EPA regulates GHG emissions from certain stationary sources. The regulations are implemented pursuant to two federal Clean Air Act programs, PSD and Title V Operating Permit Programs, that impose recordkeeping and monitoring requirements and also mandate the implementation of BACT for projects that cause a significant increase in GHG emissions (defined to be more than 75,000 tons or more per year or 100,000 tons or more per year, depending on various factors). The EPA has issued guidance on what BACT entails for the control of GHGs and individual states are required to determine what controls are required for facilities within their jurisdiction on a case-by-case basis. In June 2014, the U.S. Supreme Court ordered that the EPA can no longer treat GHG as a pollutant for purposes of defining major emitting facilities and modifications to major emitting facilities under the PSD and Title V Operating Permit Programs. In essence, this ruling invalidates the above mentioned Tailoring Rule, however, it still allows the EPA to apply BACT for GHG in situations where applicability is triggered for another PSD regulated pollutant. We cannot at this time determine the impact of these regulations on our future operations and consolidated financial results as the rule has not been finalized, but we believe the cost of compliance with the regulations could be material.

Additionally, in January 2014, the EPA re-proposed a New Source Performance Standard that would limit carbon dioxide (CO2) emissions for new coal and natural gas fueled electric generating units. A final rule is expected in 2014. In addition, the EPA issued proposed CO2 emissions rules for existing, modified and reconstructed power plants in June 2014, and the EPA is expected to finalize such rules by June 2015 and require states to submit their implementation plans to the EPA by June 2016. Under the June 2014 proposed power plant rules for existing plants, called the Clean Power Plan, states would be required to meet CO2 emissions targets beginning in 2020, with an expected total U.S. power sector emissions reduction of 30% from 2005 levels by 2030. Moreover, we could be required to make efficiency improvements to our existing facilities, among other things. Various states, including Kansas, and certain regulated entities have filed lawsuits challenging the Clean Power Plan. We are currently evaluating the proposed rules for new, existing, modified and reconstructed electric generating units, but believe these rules if finalized in their current form would likely have a material impact on our operations, future generation plans and/or results of operations.

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

National Ambient Air Quality Standards

Under the federal Clean Air Act, the EPA sets NAAQS for certain emissions considered harmful to public health and the environment, including two classes of PM, NOx (a precursor to ozone), CO and SO2, which result from fossil fuel combustion. Areas meeting the NAAQS are designated attainment areas while those that do not meet the NAAQS are considered nonattainment areas. Each state must develop a plan to bring nonattainment areas into compliance with the NAAQS. NAAQS must be reviewed by the EPA at five-year intervals. The KDHE proposed to designate portions of the Kansas City area nonattainment for the eight-hour ozone standard, which has the potential to impact our operations. The EPA has not acted on KDHE's proposed designation of the Kansas City area and it is uncertain when, or if, such a designation might occur. The Wichita area also exceeded the eight-hour ozone standard and could be designated nonattainment in the future, potentially impacting our operations. Nonattainment designations on areas that impact our operations could have a material impact on our consolidated financial results.

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

Cross-State Air Pollution Rule

In 2011, the EPA finalized CSAPR requiring 28 states, including Kansas, Missouri and Oklahoma, to further reduce emissions of SO2, NOx and fine PM. In April 2014, the U.S. Supreme Court reversed a 2012 decision by the U.S. Court of Appeals for the District of Columbia Circuit that had vacated CSAPR and remanded CSAPR back to the U.S. Court of Appeals for further proceedings consistent with the U.S. Supreme Court decision. In June 2014, the U.S. Department of Justice, on behalf of the EPA, filed a motion to lift the CSAPR stay. In October 2014, the U.S. Court of Appeals granted the EPA's motion to lift the 2011 CSAPR stay and established a schedule to hear arguments on the remaining outstanding issues beginning in March 2015. During the CSAPR stay, we installed various emission controls at our generation facilities and have projects for additional controls in progress or planned that will reduce the impact of CSAPR. We are unable to determine the full impact of reinstatement of CSAPR until the U.S. Court of Appeals for the District of Columbia Circuit and the EPA take further action.

Water

We discharge some of the water used in our operations. This water may contain substances deemed to be pollutants. Revised rules governing such discharges from coal-fired power plants are expected to be issued by the EPA by September 2015. Although we cannot at this time determine the timing or impact of compliance with any new regulations, more stringent regulations could have a material impact on our operations and/or consolidated financial results.

In May 2014, the EPA issued final standards for cooling intake structures at power plants to protect aquatic life, which took effect in October 2014. The standards, based on Section 316(b) of the federal CWA, require subject facilities to choose among seven Best Technology Available options to reduce fish impingement. In addition, some facilities must conduct studies to assist permitting authorities to determine whether and what site-specific controls, if any, would be required to reduce entrainment of aquatic organisms. Our current analysis indicates this rule will not have a significant impact on our coal plants that employ cooling towers. Biological monitoring may be required for La Cygne and Wolf Creek. We are currently evaluating the rule's impact on those two plants and cannot predict the resulting impact on our operations or consolidated financial results, but we do not expect it to be material.

In April 2014, the EPA along with the U.S. Army Corps of Engineers issued a proposed rule defining the Waters of the United States for purposes of the CWA. This rulemaking has the potential to impact all programs under the CWA. Expansion of regulated waterways is possible based on initial review of the proposal. Impacts may exist in several permitting programs. Although we cannot at this time determine the timing or impact of compliance with any new regulations, more stringent regulations could have a material impact on our operations and/or consolidated financial results.

Renewable Energy Standard

Kansas law mandates that we maintain a minimum amount of renewable energy sources. Through 2015 net renewable generation capacity must be 10% of the average peak retail demand for the three prior years, subject to limited exceptions. This requirement increases to 15% for years 2016 through 2019 and 20% for 2020 and thereafter. With our existing wind generation facilities, supply contracts and renewable energy credits, we are able to satisfy the net renewable generation requirement through 2015. With our agreement to purchase the energy produced from 200 megawatts of installed design capacity of additional wind generation beginning in 2016, we expect to meet the increased requirements through 2020. If we are unable to meet future requirements, our operations and consolidated financial results could be adversely impacted.

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

From December 31, 2013, through September 30, 2014, we did not experience any significant changes in our critical accounting estimates. For additional information, see our 2013 Form 10-K.

OPERATING RESULTS

We evaluate operating results based on EPS. We have various classifications of revenues, defined as follows:

Retail: Sales of electricity to residential, commercial and industrial customers. Classification of customers as residential, commercial or industrial requires judgment and our classifications may be different from other companies. Assignment of tariffs is not dependent on classification. Other retail sales of electricity include lighting for public streets and highways, net of revenue subject to refund.

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

Three and Nine Months Ended September 30, 2014, Compared to Three and Nine Months Ended September 30, 2013

Below we discuss our operating results for the three and nine months ended September 30, 2014, compared to the results for the three and nine months ended September 30, 2013. Significant changes in results of operations shown in the table immediately below are further explained in the descriptions that follow.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(Dollars In Thousands, Except Per Share Amounts)
REVENUES:
Residential	$261,106	$237,984	$23,122	9.7	$629,064	$568,662	$60,402	10.6
Commercial	223,588	199,921	23,667	11.8	562,882	513,049	49,833	9.7
Industrial	113,039	98,410	14,629	14.9	314,518	282,155	32,363	11.5
Other retail	(6,032)	3,849	(9,881)	(256.7)	(17,587)	2,905	(20,492)	(705.4)
Total Retail Revenues	591,701	540,164	51,537	9.5	1,488,877	1,366,771	122,106	8.9
Wholesale	97,680	94,496	3,184	3.4	290,727	262,749	27,978	10.6
Transmission (a)	67,145	52,410	14,735	28.1	192,311	156,725	35,586	22.7
Other	7,514	7,904	(390)	(4.9)	33,349	24,531	8,818	35.9
Total Revenues	764,040	694,974	69,066	9.9	2,005,264	1,810,776	194,488	10.7
OPERATING EXPENSES:
Fuel and purchased power	200,755	178,562	22,193	12.4	539,373	483,014	56,359	11.7
SPP network transmission costs	55,720	45,315	10,405	23.0	163,211	133,711	29,500	22.1
Operating and maintenance	84,213	93,377	(9,164)	(9.8)	277,841	265,532	12,309	4.6
Depreciation and amortization	72,279	68,861	3,418	5.0	213,270	203,305	9,965	4.9
Selling, general and administrative	60,977	54,245	6,732	12.4	179,633	157,668	21,965	13.9
Taxes other than income tax	34,677	30,408	4,269	14.0	104,248	91,889	12,359	13.4
Total Operating Expenses	508,621	470,768	37,853	8.0	1,477,576	1,335,119	142,457	10.7
INCOME FROM OPERATIONS	255,419	224,206	31,213	13.9	527,688	475,657	52,031	10.9
OTHER INCOME (EXPENSE):
Investment earnings	1,655	2,863	(1,208)	(42.2)	7,208	8,612	(1,404)	(16.3)
Other income	14,991	12,321	2,670	21.7	26,566	29,748	(3,182)	(10.7)
Other expense	(6,242)	(6,195)	(47)	(0.8)	(14,192)	(13,911)	(281)	(2.0)
Total Other Income	10,404	8,989	1,415	15.7	19,582	24,449	(4,867)	(19.9)
Interest expense	44,531	45,708	(1,177)	(2.6)	138,075	135,790	2,285	1.7
INCOME BEFORE INCOME TAXES	221,292	187,487	33,805	18.0	409,195	364,316	44,879	12.3
Income tax expense	71,532	52,392	19,140	36.5	132,643	106,514	26,129	24.5
NET INCOME	149,760	135,095	14,665	10.9	276,552	257,802	18,750	7.3
Less: Net income attributable to noncontrolling interests	2,378	1,970	408	20.7	6,742	6,344	398	6.3
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$147,382	$133,125	$14,257	10.7	$269,810	$251,458	$18,352	7.3
BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC.	$1.13	$1.04	$0.09	8.7	$2.08	$1.97	$0.11	5.6
DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC.	$1.10	$1.04	$0.06	5.8	$2.04	$1.96	$0.08	4.1
_______________
(a) Includes revenue from an SPP network transmission tariff corresponding to our SPP network transmission costs. For the three and nine months ended September 30, 2014, these costs, less administration fees of $13.0 million and $37.8 million, respectively, were returned to us as revenue. For the three and nine months ended September 30, 2013, these costs, less administration fees of $10.3 million and $28.8 million, respectively, were returned to us as revenue.

Gross Margin

Fuel and purchased power costs fluctuate with electricity sales and unit costs. As permitted by regulators, we adjust our retail prices to reflect changes in the costs of fuel and purchased power. Fuel and purchased power costs for wholesale customers are recovered at prevailing market prices or based on a predetermined formula with a price adjustment approved by FERC. As a result, changes in fuel and purchased power costs are offset in revenues with minimal impact on net income. In addition, SPP network transmission costs fluctuate due primarily to investments by us and other members of the SPP for upgrades to the transmission grid within the SPP regional transmission organization. As with fuel and purchased power costs, changes in SPP network transmission costs are mostly reflected in the prices we charge customers with minimal impact on net income. For these reasons, we believe gross margin is useful for understanding and analyzing changes in our operating performance from one period to the next. We calculate gross margin as total revenues, including transmission revenues, less the sum of fuel and purchased power costs and amounts billed by the SPP for network transmission costs. Accordingly, gross margin reflects transmission revenues and costs on a net basis. The following table summarizes our gross margin for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(Dollars In Thousands)
Revenues	$764,040	$694,974	$69,066	9.9	$2,005,264	$1,810,776	$194,488	10.7
Less: Fuel and purchased power expense	200,755	178,562	22,193	12.4	539,373	483,014	56,359	11.7
SPP network transmission costs	55,720	45,315	10,405	23.0	163,211	133,711	29,500	22.1
Gross Margin	$507,565	$471,097	$36,468	7.7	$1,302,680	$1,194,051	$108,629	9.1

The following table reflects changes in electricity sales for the three and nine months ended September 30, 2014 and 2013. No electricity sales are shown for transmission or other as they are not directly related to the amount of electricity we sell.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(Thousands of MWh)
ELECTRICITY SALES:
Residential	2,104	2,073	31	1.5	5,229	5,075	154	3.0
Commercial	2,190	2,163	27	1.2	5,792	5,722	70	1.2
Industrial	1,467	1,396	71	5.1	4,252	4,020	232	5.8
Other retail	20	22	(2)	(9.1)	64	64	—	—
Total Retail	5,781	5,654	127	2.2	15,337	14,881	456	3.1
Wholesale	2,467	2,366	101	4.3	6,946	6,460	486	7.5
Total	8,248	8,020	228	2.8	22,283	21,341	942	4.4

Gross margin increased for the three and nine months ended September 30, 2014, compared to the same periods in 2013, due primarily to higher retail revenues. The higher retail revenues were due primarily to higher prices resulting from investments we made in our transmission infrastructure and air quality controls at our power plants and to a lesser extent to more electricity sales resulting principally from cooler winter weather, which particularly impacts residential and commercial electricity sales, and increased sales to industrial customers.

Income from operations is the most directly comparable measure to our presentation of gross margin that is calculated and presented in accordance with GAAP in our consolidated statements of income. Our presentation of gross margin should not be considered in isolation or as a substitute for income from operations. Additionally, our presentation of gross margin may not be comparable to similarly titled measures reported by other companies. The following table reconciles income from operations with gross margin for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(Dollars In Thousands)
Gross margin	$507,565	$471,097	$36,468	7.7	$1,302,680	$1,194,051	$108,629	9.1
Less: Operating and maintenance expense	84,213	93,377	(9,164)	(9.8)	277,841	265,532	12,309	4.6
Depreciation and amortization expense	72,279	68,861	3,418	5.0	213,270	203,305	9,965	4.9
Selling, general and administrative expense	60,977	54,245	6,732	12.4	179,633	157,668	21,965	13.9
Taxes other than income tax	34,677	30,408	4,269	14.0	104,248	91,889	12,359	13.4
Income from operations	$255,419	$224,206	$31,213	13.9	$527,688	$475,657	$52,031	10.9

Operating Expenses and Other Income and Expense Items

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(Dollars in Thousands)
Operating and maintenance expense	$84,213	$93,377	$(9,164)	(9.8)	$277,841	$265,532	$12,309	4.6

Operating and maintenance expense decreased for the three months ended September 30, 2014, compared to the same period of 2013, due principally to:

•	lower operating and maintenance costs at our coal fired plants of $4.9 million, due primarily to lower routine costs at JEC and Lawrence Energy Center;

•	lower costs at Wolf Creek of $2.7 million, due principally to an unscheduled maintenance outage in 2013; and

•	lower amounts expensed for previously deferred storm costs of $2.1 million.

Operating and maintenance expense increased for the nine months ended September 30, 2014, compared to the same period of 2013, due principally to:

•	higher costs at Wolf Creek of $8.7 million attributable to a planned outage in the first and second quarters of 2014;

•	an approximately $6.0 million increase in operating and maintenance costs to enhance reliability in our distribution system; and

•	higher operating and maintenance costs of $2.7 million primarily for planned outages at our coal fired plants; however;

•	partially offsetting these increases was a decrease in amounts expensed for previously deferred storm costs of $6.4 million.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(Dollars in Thousands)
Depreciation and amortization expense	$72,279	$68,861	$3,418	5.0	$213,270	$203,305	$9,965	4.9

Depreciation and amortization expense increased during the three and nine months ended September 30, 2014, compared to the same periods of 2013 due to plant additions, including air quality controls, and transmission facilities as well as increased amortization related primarily to implementing new software systems.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(Dollars in Thousands)
Selling, general and administrative expense	$60,977	$54,245	$6,732	12.4	$179,633	$157,668	$21,965	13.9

Selling, general and administrative expense increased for the three months ended September 30, 2014, compared to the same period of 2013 due primarily to higher employee benefit costs of $5.4 million and a $1.4 million increase in fees related primarily to implementing new software systems.

Selling, general and administrative expense increased for the nine months ended September 30, 2014, due primarily to the following reasons:

•	higher employee benefit costs of $13.2 million due partially to the restructuring of insurance contracts, which resulted in a benefit in the same period last year;

•	an increase in fees of $3.7 million, related primarily to implementing new software systems; and,

•	an increase in the allowance for uncollectible accounts of $2.1 million for the nine month period due primarily to higher prices.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(Dollars in Thousands)
Taxes other than income tax	$34,677	$30,408	$4,269	14.0	$104,248	$91,889	$12,359	13.4

Taxes other than income tax increased for the three and nine months ended September 30, 2014 compared to 2013 periods due primarily to increases of $3.9 million and $10.7 million, respectively, in property tax expense. These changes are offset in retail revenues.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(Dollars in Thousands)
Other income	$14,991	$12,321	$2,670	21.7	$26,566	$29,748	$(3,182)	(10.7)

Other income increased for the three months ended September 30, 2014, compared to the same period of 2013, due primarily to our having recorded $2.8 million more in COLI benefits.

Other income decreased for the nine months ended September 30, 2014, compared to the same period of 2013, due primarily to our having recorded approximately $7.0 million less in COLI benefits. This decrease was partially offset by our having recorded $3.9 million more in equity AFUDC.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(Dollars in Thousands)
Income tax expense	$71,532	$52,392	$19,140	36.5	$132,643	$106,514	$26,129	24.5

Income tax expense increased for the three and nine months ended September 30, 2014, compared to 2013 periods, due principally to higher income before income taxes.

FINANCIAL CONDITION

A number of factors affected amounts recorded on our balance sheet as of September 30, 2014, compared to December 31, 2013.

	As of	As of
	September 30, 2014	December 31, 2013	Change	% Change
	(Dollars in Thousands)
Regulatory assets	$708,222	$755,414	$(47,192)	(6.2)
Regulatory liabilities	363,560	329,556	34,004	10.3
Net regulatory assets	$344,662	$425,858	$(81,196)	(19.1)

Total regulatory assets decreased due primarily to the following reasons:

•	a $28.6 million decrease in deferred employee benefit costs;

•	a $15.8 million decrease in amounts deferred for Wolf Creek refueling outages;

•	a $6.9 million decrease in amounts due from customers for future income taxes; and,

•	a $4.8 million decrease in amounts deferred for energy efficiency costs; however,

•	partially offsetting these decreases was a $7.5 million increase in amounts previously deferred for fuel expense and a $4.4 million increase in property taxes.

Total regulatory liabilities increased due primarily to the following reasons:

•	a $28.2 million increase in our refund obligation related to forecasted and actual fuel costs included in our RECA;

•
a $19.3 million increase in jurisdictional AFUDC, which is AFUDC that is accrued subsequent to the time the associated charges are included in our rates and prior to the time charges are placed into service; and,

•	the fair value measurement of our NDT assets increasing $9.0 million; however,

•	partially offsetting these increases was an $18.4 million decrease in amounts collected but not yet spent to dispose of plant assets.

	As of	As of
	September 30, 2014	December 31, 2013	Change	% Change
	(Dollars in Thousands)
Property, plant and equipment, net	$8,025,042	$7,551,916	$473,126	6.3

Property, plant and equipment, net of accumulated depreciation, increased due primarily to plant additions for air quality controls, additional transmission facilities, and a revision to the estimated cost to decommission Wolf Creek.

	As of	As of
	September 30, 2014	December 31, 2013	Change	% Change
	(Dollars in Thousands)
Short-term debt	$202,400	$134,600	$67,800	50.4

Short-term debt increased due to additional issuances of commercial paper used primarily for working capital and general corporate purposes.

	As of	As of
	September 30, 2014	December 31, 2013	Change	% Change
	(Dollars in Thousands)
Current maturities of long-term debt	$—	$250,000	$(250,000)	(100.0)
Long-term debt, net	3,215,356	2,968,958	246,398	8.3
Total long-term debt	$3,215,356	$3,218,958	$(3,602)	(0.1)

In July 2014, KGE issued $250.0 million in aggregate principal amount of first mortgage bonds maturing July 2044. The proceeds were used to redeem the Westar Energy first mortgage bonds in an aggregate principal amount of $250.0 million with a maturity date in July 2014. In May 2014, Westar Energy issued $180.0 million in aggregate principal amount of first mortgage bonds maturing April 2043. The proceeds were used to redeem three KGE pollution control bond series with an aggregate principal amount of $177.5 million.

	As of	As of
	September 30, 2014	December 31, 2013	Change	% Change
	(Dollars in Thousands)
Current maturities of long-term debt of variable interest entities	$28,091	$27,479	$612	2.2
Long-term debt of variable interest entities, net	166,639	194,802	(28,163)	(14.5)
Total long-term debt of variable interest entities	$194,730	$222,281	$(27,551)	(12.4)

Total long-term debt of variable interest entities decreased due to the VIEs that hold the JEC and La Cygne leasehold interests having made principal payments totaling $27.2 million.

	As of	As of
	September 30, 2014	December 31, 2013	Change	% Change
	(Dollars in Thousands)
Deferred income taxes	$1,489,334	$1,363,148	$126,186	9.3

Long-term deferred income tax liabilities increased due primarily to the use of bonus and accelerated depreciation methods during the period.

	As of	As of
	September 30, 2014	December 31, 2013	Change	% Change
	(Dollars in Thousands)
Asset retirement obligations	$230,925	$160,682	$70,243	43.7

Asset retirement obligations increased due primarily to a $50.7 million revision to the estimated cost to decommission Wolf Creek and a $12.6 million revision for remediation of ash disposal ponds.

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

Short-Term Borrowings

Westar Energy has a commercial paper program pursuant to which it may issue up to a maximum aggregate amount outstanding at any one time of $1.0 billion. This program is supported by Westar Energy's revolving credit facilities described below. Maturities of commercial paper issuances may not exceed 365 days from the date of issuance and proceeds from such issuances may be used to temporarily fund capital expenditures, to repay borrowings under Westar Energy's revolving credit facilities, for working capital and/or for other general corporate purposes. As of October 29, 2014, Westar Energy had issued $187.6 million of commercial paper.

Westar Energy has two revolving credit facilities in the amounts of $730.0 million and $270.0 million. In September 2014, Westar Energy extended the term of its $730.0 million revolving credit facility by one year to terminate in September 2018, $81.4 million of which will expire in September 2017. In February 2014, Westar Energy extended the term of its $270.0 million revolving credit facility to February 2017, $20.0 million of which will terminate in February 2016. As long as there is no default under the facilities, the $730.0 million facility may be extended an additional two years and the aggregate amount of borrowings under the $730.0 million and $270.0 million facilities may be increased to $1.0 billion and $400.0 million, respectively, subject to lender participation. All borrowings under the facilities are secured by KGE first mortgage bonds. Total combined borrowings under the revolving credit facilities and the commercial paper program may not exceed $1.0 billion at any given time. As of October 29, 2014, no amounts were borrowed and $15.6 million in letters of credit had been issued under the $730.0 million facility. No amounts were borrowed and no letters of credit had been issued under the $270.0 million facility as of the same date.

Long-Term Debt Financing

In July 2014, KGE issued $250.0 million in aggregate principal amount of first mortgage bonds bearing stated interest at 4.30% per annum and maturing July 2044, the proceeds of which were used to retire Westar Energy first mortgage bonds in an aggregate principal amount of $250.0 million with a stated interest of 6.00% per annum.

In May 2014, Westar Energy issued $180.0 million in aggregate principal amount of first mortgage bonds bearing stated interest at 4.10% per annum and maturing April 2043. These bonds constitute a further issuance of a series of bonds initially issued in March 2013 in an aggregate principal amount of $250.0 million. Proceeds from the May 2014 issuance were used in June 2014 to redeem three KGE pollution control bond series with an aggregate principal amount of $177.5 million at stated interest rates between 5.00% and 5.30% per annum.

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

In January 2014, Moody's upgraded its ratings for Westar Energy and KGE first mortgage bonds to A2 from A3. In April 2014, S&P upgraded its ratings for Westar Energy and KGE first mortgage bonds to A from A-. In June 2014, Fitch revised its rating for Westar Energy's and KGE's outlook to positive from stable. As of October 29, 2014, our ratings with the agencies are as shown in the table below.

	Westar Energy First Mortgage Bond Rating	KGE First Mortgage Bond Rating	Westar Energy Commercial Paper	Rating Outlook
Moody’s	A2	A2	P-2	Stable
S&P	A	A	A-2	Stable
Fitch	A-	A-	F2	Positive

Common Stock

During the nine months ended September 30, 2014, Westar Energy issued 2.0 million shares of common stock with a physical settlement amount of $54.9 million to settle certain forward sale transactions pursuant to master forward sale agreements. Under these agreements Westar Energy must settle any forward transaction within 18 months of the date of the transaction. Assuming physical share settlement of the approximately 10.1 million shares associated with all outstanding forward sale transactions as of September 30, 2014, Westar Energy would have received aggregate proceeds of approximately $289.9 million based on a weighted-average forward price of $28.74 per share.

Summary of Cash Flows

	Nine Months Ended September 30,
	2014	2013	Change	% Change
	(Dollars In Thousands)
Cash flows from (used in):
Operating activities	$650,212	$553,110	$97,102	17.6
Investing activities	(641,758)	(417,414)	(224,344)	(53.7)
Financing activities	(7,106)	(131,602)	124,496	94.6
Net increase (decrease) in cash and cash equivalents	$1,348	$4,094	$(2,746)	(67.1)

Cash Flows from Operating Activities

Cash flows from operating activities increased due principally to our having received $143.3 million more from retail and wholesale customers, our having paid $30.2 million less for the Wolf Creek refueling outage, our having contributed $10.4 million less to pension and post-retirement benefit plans, and our having received $10.0 million more from energy marketing activities. Partially offsetting these increases was our having paid $42.3 million more for fuel and purchased power, our having paid $18.5 million more for operating and maintenance costs, our having received $15.5 million less in COLI proceeds, and our having paid $10.1 million more for interest on long-term debt.

Cash Flows used in Investing Activities
Cash flows used in investing activities increased due primarily to our having received $123.6 million less in proceeds from our investment in COLI and our having invested $90.9 million more in additions to property, plant and equipment.

Cash Flows used in Financing Activities

Cash flows used in financing activities decreased due principally to our having issued $354.9 million more of commercial paper during the nine months ended September 30, 2014, compared to the same period in 2013, our having repaid $122.7 million less for borrowings against the cash surrender value of COLI, and our having issued $54.0 million more of common stock during the nine months ended September 30, 2014, compared to the same period in 2013. Partially offsetting these decreases was our having retired $327.5 million more in long-term debt during the nine months ended September 30, 2014, as well as receiving $74.6 million less proceeds from issuing long-term debt this year compared to the previous year.

Pension Contribution

During the nine months ended September 30, 2014, we contributed $26.4 million to the Westar Energy pension trust and $2.4 million to fund the Wolf Creek pension plan.

OFF-BALANCE SHEET ARRANGEMENTS

From December 31, 2013, through September 30, 2014, our off balance sheet arrangements did not change materially. For additional information, see our 2013 Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

From December 31, 2013, through September 30, 2014, our contractual obligations and commercial commitments did not change materially outside the ordinary course of business. For additional information, see our 2013 Form 10-K.

OTHER INFORMATION

Changes in Prices

KCC Proceedings

In October 2014, the KCC approved an order to adjust our prices to include previously deferred amounts associated with various energy efficiency programs. The new prices are effective in November 2014 and we estimate this will decrease our annual retail revenues by approximately $5.0 million.

We, KCC staff and a consumer advocate joined in a request filed with the KCC to defer depreciation expense and carrying costs related to our capital investment associated with environmental upgrades at La Cygne until new retail prices become effective following a general rate case expected to be filed in March 2015. Our share of these deferred costs is approximately $20.0 million. In September 2014, the KCC issued an order approving the joint application that will allow us to include amortization of these deferred costs in our next general rate case, which is expected to increase our annual revenues by approximately $3.5 million.

In June 2014, the KCC issued an order to adjust our prices to include updated transmission costs as reflected in the TFR discussed below. The new prices were effective in April 2014 and we estimate this will increase our annual retail revenues by approximately $41.0 million.

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

FERC Proceedings

In August 2014, the KCC filed a challenge with the FERC regarding rate making as it pertains to the cost of interstate electrical transmission service we operate. The KCC is requesting that we lower our transmission return on equity by nearly two percentage points, which would result in reductions of the TFR revenue requirement if granted.

Our TFR that includes projected 2014 transmission capital expenditures and operating costs became effective January 2014 and is expected to increase annual transmission revenues by approximately $44.3 million. This updated rate provided the basis for our request to the KCC to adjust our retail prices to include updated transmission costs discussed above.

Our TFR that includes projected 2015 transmission capital expenditures and operating costs will become effective in January 2015 and is expected to decrease our annual transmission revenues by approximately $4.6 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in commodity prices, counterparty credit, interest rates, and debt and equity instrument values. From December 31, 2013, to September 30, 2014, no significant changes occurred in our market risk exposure. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2013 Form 10-K for additional information.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports under the Exchange Act is accumulated and communicated to management, including the chief executive officer and the chief financial officer, allowing timely decisions regarding required disclosure. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on legal proceedings is set forth in Notes 3, 10 and 12 of the Notes to Condensed Consolidated Financial Statements, "Rate Matters and Regulation," "Commitments and Contingencies" and "Legal Proceedings," respectively, which are incorporated herein by reference.

ITEM 1A. RISK FACTORS

     There were no material changes in our risk factors from December 31, 2013, through September 30, 2014. For additional information, see our 2013 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Investors should note that we announce material financial information in SEC filings, press releases and public conference calls. In accordance with SEC guidance, we may also use the Investor Relations section of our website (http://www.WestarEnergy.com, under “Investors”) to communicate with investors about our company. It is possible that the financial and other information we post there could be deemed to be material information. The information on our website is not part of this document.

ITEM 6. EXHIBITS

10(a)	First Extension Agreement dated as of July 19, 2013, among Westar Energy, Inc. and several banks and other financial institutions or entities from time to time parties to the Agreement
10(b)	Second Extension Agreement dated as of September 18, 2014, among Westar Energy, Inc. and several banks and other financial institutions or entities from time to time parties to the Agreement
31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended September 30, 2014
31(b)	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended September 30, 2014
32
Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended September 30, 2014 (furnished and not to be considered filed as part of the Form 10-Q)

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

WESTAR ENERGY, INC.

Date:	November 5, 2014	By:	/s/ Anthony D. Somma
Anthony D. Somma
Senior Vice President, Chief Financial Officer and Treasurer