Form 10-K
period 2014-12-31
WESTAR ENERGY INC /KS
filed 2015-02-25
CIK 54507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
Large accelerated filer    X      Accelerated filer            Non-accelerated filer              Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes             No    X
The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $4,936,929,569 at June 30, 2014.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	132,137,563 shares
(Class)	(Outstanding at February 17, 2015)

DOCUMENTS INCORPORATED BY REFERENCE:

Description of the document	Part of the Form 10-K
Portions of the Westar Energy, Inc. definitive proxy statement to be used in connection with the registrant’s 2015 Annual Meeting of Shareholders	Part III (Item 10 through Item 14) (Portions of Item 10 are not incorporated by reference and are provided herein)

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
BACT	Best Available Control Technology
BNSF	BNSF Railway Company
Btu	British thermal units
CCB	Coal combustion byproducts
CO	Carbon monoxide
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
DOE	Department of Energy
DSPP	Direct Stock Purchase Plan
ECRR	Environmental Cost Recovery Rider
EPA	Environmental Protection Agency
EPS	Earnings per share
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
IM	Integrated Marketplace
IRS	Internal Revenue Service
JEC	Jeffrey Energy Center
KCC	Kansas Corporation Commission
KCPL	Kansas City Power & Light Company
KDHE	Kansas Department of Health and Environment
KGE	Kansas Gas and Electric Company
La Cygne	La Cygne Generating Station
LTISA Plan	Long-Term Incentive and Share Award Plan
MATS	Mercury and Air Toxics Standards
MMBtu	Millions of British thermal units
Moody’s	Moody’s Investors Service
MW	Megawatt(s)
MWh	Megawatt hour(s)
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NOx	Nitrogen oxides
NRC	Nuclear Regulatory Commission
PCB	Polychlorinated biphenyl
PM	Particulate matter
PRB	Powder River Basin
Prairie Wind	Prairie Wind Transmission, LLC
PSD	Prevention of Significant Deterioration
RECA	Retail energy cost adjustment

RSU	Restricted share unit
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services
S&P 500	Standard & Poor’s 500 Index
S&P Electric Utilities	Standard & Poor’s Electric Utility Index
SEC	Securities and Exchange Commission
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
SSCGP	Southern Star Central Gas Pipeline
VaR	Value-at-Risk
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

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

We provide electric generation, transmission and distribution services to approximately 698,000 customers in Kansas. Westar Energy provides these services in central and northeastern Kansas, including the cities of Topeka, Lawrence, Manhattan, Salina and Hutchinson. Kansas Gas and Electric Company (KGE), Westar Energy's wholly-owned subsidiary, provides these services in south-central and southeastern Kansas, including the city of Wichita. Both Westar Energy and KGE conduct business using the name Westar Energy. Our corporate headquarters is located at 818 South Kansas Avenue, Topeka, Kansas 66612.

Strategy

We expect to continue operating as a vertically integrated, regulated, electric utility. Significant elements of our strategy include maintaining a flexible and diverse energy supply portfolio. In doing so, we continue to make environmental upgrades to our coal-fired power plants, develop renewable generation, build and upgrade our electrical infrastructure and develop systems and programs with regard to how our customers use energy and interact with us.

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

	Year Ended December 31,
	2014	2013	2012
Residential	31%	31%	32%
Commercial	28%	28%	28%
Industrial	16%	16%	16%
Wholesale	15%	15%	14%
Transmission	9%	9%	9%
Other	1%	1%	1%
Total	100%	100%	100%

The percentage of our retail electricity sales by customer class was as follows.

	Year Ended December 31,
	2014	2013	2012
Residential	34%	34%	34%
Commercial	38%	38%	38%
Industrial	28%	28%	28%
Total	100%	100%	100%

Generating Capability and Firm Capacity Purchases

We have 6,645 megawatts (MW) of generating capability in service. See "Item 2. Properties" for additional information about our generating units. Further, we purchase electricity pursuant to long-term contracts from renewable generation facilities with an installed design capacity of 521 MW. Our generating capability and net generation by fuel type are summarized below.

Fuel Type	Capability (MW)	Percent of Total Capability	Net Generation (MWh)	Percent of Total Net Generation
Coal	3,415	48%	19,495,473	71%
Nuclear	549	8%	4,022,443	15%
Natural gas/diesel	2,532	35%	1,379,927	5%
Renewable	670	9%	2,393,744	9%
Total	7,166	100%	27,291,587	100%

We have entered into two unrelated renewable energy purchase agreements. Under each agreement, we plan to purchase an additional 200 MW of installed designed capacity, for a total of 400 MW. One agreement is to provide this generating capability by the end of 2015 while the other is to provide additional generating capability by the end of 2016.

Our aggregate 2014 peak system net load of 5,226 MW occurred in August 2014. Because of the intermittent nature of wind generation, only 58 MW of net accredited generating capacity is associated with our wind generation facilities. Our net accredited generating capacity, combined with firm capacity purchases and sales and potentially interruptible load, provided a capacity margin of 19% above system peak responsibility at the time of our 2014 peak system net load, which satisfied Southwest Power Pool, Inc. (SPP) planning requirements.

Under wholesale agreements, we provide firm generating capacity to other entities as set forth below.

Utility (a)	Capacity (MW)	Expiration
Midwest Energy, Inc.	75	December 2015
Midwest Energy, Inc.	120	May 2017
Midwest Energy, Inc.	35	May 2017
Mid-Kansas Electric Company, LLC	174	January 2019
Kansas Power Pool	59	December 2022
Midwest Energy, Inc.	150	May 2025
Other	3	May 2015
Total	616
_______________

(a)
Under a wholesale agreement that expires in May 2039, we provide base load capacity to the city of McPherson, Kansas, and in return the city provides peaking capacity to us. During 2014, we provided approximately 89 MW to, and received approximately 148 MW from, the city. The amount of base load capacity provided to the city is based on a fixed percentage of its annual peak system load. The city is a full requirements customer of Westar Energy. The agreement for the city to provide capacity to us is treated as a capital lease.

Fossil Fuel Generation

The effectiveness of a fuel to produce heat is measured in British thermal units (Btu). The higher the Btu content of a fuel, the smaller volume of fuel required to produce a given amount of electricity. We measure the quantity of heat consumed during the generation of electricity in millions of British thermal units (MMBtu).

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

The average delivered cost of coal consumed at JEC during 2014 was approximately $1.77 per MMBtu, or $29.16 per ton.

La Cygne Generating Station (La Cygne): The two coal-fired units at La Cygne have an aggregate generating capacity of 1,416 MW. Our share of the units is 50%, or 708 MW, of which we either own directly or consolidate through a VIE. La Cygne uses primarily PRB coal but one of the two units also uses a small portion of locally-mined coal. The operator of La Cygne, Kansas City Power & Light Company (KCPL), arranges coal purchases and transportation services for La Cygne. Approximately 90%, 50% and 15% of La Cygne's PRB coal requirements are under contract for 2015, 2016 and 2017, respectively. About 95%, 85% and 45% of those commitments under contract are fixed price for 2015, 2016 and 2017, respectively. As the PRB coal contracts expire, we anticipate that KCPL will negotiate new supply contracts or purchase coal on the spot market.

All of the La Cygne PRB coal is transported under KCPL's rail transportation agreements with BNSF through 2018 and Kansas City Southern Railroad through 2020. During 2014, our share of average delivered cost of coal consumed at La Cygne was approximately $2.06 per MMBtu, or $35.76 per ton.

Lawrence and Tecumseh Energy Centers: Lawrence and Tecumseh Energy Centers have an aggregate generating capacity of 724 MW. We purchase PRB coal for these energy centers under a contract with Arch Coal, Inc. that provides for 100% of the coal requirements for these facilities through 2017. BNSF transports coal for these energy centers under a contract that expires in December 2020.

During 2014, the average delivered cost of coal consumed in the Lawrence units was approximately $1.68 per MMBtu, or $29.81 per ton. The average delivered cost of coal consumed in the Tecumseh units was approximately $1.67 per MMBtu, or $29.75 per ton.

Natural Gas

We use natural gas as a primary fuel at our Gordon Evans, Murray Gill, Hutchinson, Spring Creek and Emporia Energy Centers, at the State Line facility and in the gas turbine units at Tecumseh Energy Center. We can also use natural gas as a supplemental fuel in the coal-fired units at Lawrence and Tecumseh Energy Centers. During 2014, we consumed 15.3 million MMBtu of natural gas for a total cost of $87.1 million, or approximately $5.71 per MMBtu. Natural gas accounted for approximately 6% of the total MMBtu of fuel we consumed and approximately 17% of our total fuel expense in 2014. From time to time, we may enter into contracts, including the use of derivatives, in an effort to manage the cost of natural gas. For additional information about our exposure to commodity price risks, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

We maintain a natural gas transportation arrangement for Hutchinson Energy Center with Kansas Gas Service. The agreement has historically expired on April 30 of each year and is renegotiated for an additional one year term. We meet a portion of our natural gas transportation requirements for Gordon Evans, Murray Gill, Lawrence, Tecumseh and Emporia Energy Centers through firm natural gas transportation capacity agreements with Southern Star Central Gas Pipeline (SSCGP). We meet all of the natural gas transportation requirements for the State Line facility through a firm transportation agreement with SSCGP. The firm transportation agreement that serves Gordon Evans and Murray Gill Energy Centers expires in April 2020, and the agreement for Lawrence and Tecumseh Energy Centers expires in April 2030. The agreement for the State Line facility extends through August 2017, while the agreement for Emporia Energy Center is in place until December 2028, and is renewable for five-year terms thereafter. We meet all of the natural gas transportation requirements for Spring Creek Energy Center through an interruptible month-to-month transportation agreement with ONEOK Gas Transportation, LLC.

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

Nuclear Generation

General

Wolf Creek is a 1,168 MW nuclear power plant located near Burlington, Kansas. KGE owns a 47% interest in Wolf Creek, or 549 MW. Wolf Creek's operating license, issued by the NRC, is effective until 2045. Wolf Creek Nuclear Operating Corporation, an operating company owned by each of the plant's owners in proportion to their ownership share of the plant, operates the plant. The plant's owners pay operating costs proportionate to their respective ownership share.

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

Operations and Regulation

Plant performance, including extended or unscheduled shutdowns of Wolf Creek, could cause us to purchase replacement power, rely more heavily on our other generating units and/or reduce amounts of power available for us to sell in the wholesale market. Plant performance also affects the degree of regulatory oversight and related costs. In early 2014, Wolf Creek underwent a planned maintenance outage. Because the outage was not part of a refueling outage, the related costs were expensed as incurred. Our share of the outage costs were approximately $8.7 million. The next refueling and maintenance outage is planned for the first quarter of 2015.

Wolf Creek normally operates on an 18-month planned refueling and maintenance outage schedule. As authorized by our regulators, incremental maintenance costs of planned refueling and maintenance outages are deferred and amortized ratably over the period between planned refueling and maintenance outages.

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

Wind Generation

As discussed in Note 13 to the Consolidated Financial Statements, "Commitments and Contingencies," Kansas law specifies that a portion of our energy supply resources be from renewable sources. For us, wind has been the primary source of renewable energy. As of December 31, 2014, we owned approximately 149 MW of designed installed wind capacity and had under contract the purchase of wind energy produced from approximately 915 MW of designed installed wind capability. Of the 915 MW under contract, 515 MW are currently in operation and 400 MW are associated with agreements that are scheduled to deliver power beginning in late 2015 and 2016.

Other Fuel Matters

The table below provides our weighted average cost of fuel, including transportation costs.

	2014	2013	2012
Per MMBtu:
Nuclear	$0.66	$0.75	$0.70
Coal	1.80	1.82	1.86
Natural gas	5.71	4.41	3.20
Diesel	21.31	22.89	23.12
All generating stations	1.90	1.91	1.84

Per MWh Generation:
Nuclear	$6.79	$7.86	$7.28
Coal	20.04	20.26	20.59
Natural gas/diesel	62.84	46.38	33.29
All generating stations	20.27	20.45	19.65
Our wind production has no associated fuel costs and is, therefore, not included in the table above.
Purchased Power

In addition to generating electricity, we also purchase power.  Factors that cause us to purchase power include contractual arrangements, planned and unscheduled outages at our generating plants, favorable wholesale energy prices compared to our costs of production, weather conditions and other factors. In 2014, purchased power comprised approximately 27% of our total fuel and purchased power expense. Our weighted average cost of purchased power per Megawatt hour (MWh) was $37.26 in 2014, $33.63 in 2013 and $26.41 in 2012.

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

Southwest Power Pool Integrated Market

The SPP launched their new Integrated Marketplace (IM) in March 2014. The IM is similar to organized power markets currently operating in other RTOs. The IM impacts how we commit and sell the output from our generation facilities and buy power to meet the needs of our customers. The SPP has the authority to start and stop generating units participating in the market and selects the lowest cost resource mix to meet the needs of the various SPP customers while ensuring reliable operations of the transmission system.

Transmission Investments

We own a 50% interest in Prairie Wind Transmission, LLC (Prairie Wind), which is a joint venture between us and Electric Transmission America, LLC, which itself is a joint venture between affiliates of American Electric Power Company, Inc. and Berkshire Hathaway Energy Company. In 2014, Prairie Wind completed construction on, and energized, a 108 mile 345 kV double-circuit transmission line that is now being used to provide transmission service in the SPP.

In 2011, the FERC issued Order No. 1000, which revised the FERC's existing regulations governing the process for planning enhancements and expansions of the electric transmission grid, along with the corresponding process for allocating the costs of such expansions. Among other things, Order No. 1000 sets forth a framework pursuant to which certain transmission projects that are approved by the RTOs, including the SPP, become subject to a competitive bidding process whereby qualified entities can build and own the transmission facilities, even if the entities are not located in the service territory covered by the transmission facilities. This process is complicated, and is governed by Order No. 1000 and the tariff each RTO has with the FERC. In addition, notwithstanding the competitive processes created by Order No. 1000, incumbent utilities maintain a right of first refusal for certain transmission projects, depending on, among other things, the date by which the projects must be completed, the size of the projects and whether the incumbent utilities have pre-existing facilities that are being impacted by the projects.

We are actively participating in the SPP’s transmission planning activities and implementation of Order No. 1000. We believe we have opportunities to develop transmission infrastructure, including projects pursuant to which we as the incumbent have a right of first refusal and those projects that are subject to the Order No. 1000 competitive processes. However, due in part to the long term nature of transmission planning activities, coupled with the fact that Order No. 1000 is in its very early stages, we are unable to predict the impact of Order No. 1000. Accordingly, in our forecasted capital expenditure table, there are no dollars of investment associated with Order No. 1000 projects.

Regulation and Our Prices

Kansas law gives the Kansas Corporation Commission (KCC) general regulatory authority over our retail prices, extensions and abandonments of service and facilities, the classification of accounts, the issuance of some securities and various other matters. We are also subject to the jurisdiction of FERC, which has authority over wholesale electricity sales, including prices, the transmission of electric power and the issuance of some securities. We are subject to the jurisdiction of the NRC for nuclear plant operations and safety. Regulatory authorities have established various methods permitting adjustments to our prices for the recovery of costs. For portions of our cost of service, regulators allow us to adjust our prices periodically through the application of formulae that track changes in our costs, which reduce the time between making expenditures or investments and reflecting them in the prices we charge customers. However, for the remaining portions of our cost of service, we must file a general rate review, which lengthens the period of time between when we make and recover expenditures and a return on our investments. See Note 3 of the Notes to Consolidated Financial Statements, "Rate Matters and Regulation," for information regarding our rate proceedings with the KCC and FERC.

Environmental Matters

We are subject to various federal, state and local environmental laws and regulations. Environmental laws and regulations affecting our operations are overlapping, complex, subject to changes, have become more stringent over time and are expensive to implement. Such laws and regulations relate primarily to air quality, water quality, the use of water and the handling, disposal and clean-up of hazardous and non-hazardous substances and wastes, including coal combustion byproducts (CCBs). These laws and regulations oftentimes require a lengthy and complex process for obtaining licenses, permits and approvals from governmental agencies for new, existing or modified facilities. If we fail to comply with such laws, regulations and permits, or fail to obtain and maintain necessary permits, we could be fined or otherwise sanctioned by regulators, and such fines or the cost of sanctions may not be recoverable in our prices. We have incurred and will continue to incur significant capital and other expenditures to comply with environmental laws and regulations.

We are currently permitted to recover certain of these costs through the environmental cost recovery rider (ECRR), which, in comparison to a general rate review, reduces the amount of time it takes to begin collecting in retail prices the costs associated with capital expenditures for qualifying environmental improvements. We are not allowed to use the ECRR to collect approximately $610.0 million of the projected capital investment associated with environmental upgrades at La Cygne. In November 2013, the KCC issued an order allowing us to increase our prices to include the additional investment in the La Cygne environmental upgrades through June 30, 2013, and to reflect cost reductions elsewhere. The new prices were expected to increase our annual retail revenues by approximately $30.7 million.

Our estimated capital expenditures associated with environmental improvements for 2015-2017 appear in the following table. We prepare these estimates for planning purposes and revise them from time to time.

Year	Total
(In Thousands)
2015	$85,400
2016	26,800
2017	14,500
Total	$126,700

To change our prices to collect increased operating and maintenance costs, we must file a general rate review with the KCC. We intend to file our next general rate review in March 2015. Costs to comply with existing or future environmental laws and regulations could have a material adverse effect on our operations or consolidated financial results. In addition, the installation of new equipment may cause us to reduce the net production, reliability and availability of our plants. Furthermore, enhancements to our power plants, even if they result in greater efficiency, can trigger a regulatory review, which could result in increased costs or other operational requirements.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Regulation,” “Item 1A. Risk Factors" and Notes 3 and 13 to Consolidated Financial Statements, “Rate Matters and Regulation - KCC Proceedings - Environmental Costs” and “Commitments and Contingencies - Environmental Matters,” respectively, for more information regarding environmental trends, risks and laws and regulations.

Renewable Energy Standard

Kansas law mandates that we maintain a minimum amount of renewable energy sources. Through 2015, net renewable generation capability must be 10% of the average peak retail demand for the three prior years, subject to limited exceptions. This requirement increases to 15% for years 2016 through 2019 and 20% for 2020 and thereafter. With our existing wind generation facilities, supply contracts and renewable energy credits, we are able to satisfy the net renewable generation requirement through 2015. With our agreements to purchase an additional 400 MW of installed design capacity from wind generation facilities beginning in 2015 through 2016, we expect to meet the increased requirements for 2020 and thereafter. If we are unable to meet future requirements, our operations and consolidated financial results could be adversely impacted.

Safety and Health Regulation

The safety and health of our employees is vital to our business. We are subject to a number of federal and state laws and regulations, including the Occupational Safety and Health Act of 1970. We have measures in place to promote the safety and health of our employees and to monitor our compliance with such laws and regulations.

Information Technology

We rely upon information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including the generation, transmission and distribution of electricity, supply chain functions and the invoicing and collection of payments from our customers. Cybersecurity breaches, criminal activity, terrorist attacks and other disruptions to our information technology infrastructure could interfere with our operations, could expose us or our customers or employees to a risk of loss and could expose us to liability or regulatory penalties or cause us reputational damage or other harm to our business. We have taken measures to secure our network and systems, but such measures may not be sufficient, especially due to the increasing sophistication of cyberattacks. See "Item 1A. Risk Factors" for additional information.

SEASONALITY

Our electricity sales and revenues are seasonal, with the third quarter typically accounting for the greatest of each. Our electricity sales are impacted by weather conditions, the economy of our service territory and other factors affecting customers' demand for electricity.

EMPLOYEES

As of February 17, 2015, we had 2,411 employees, 1,283 of which were covered by a contract with Locals 304 and 1523 of the International Brotherhood of Electrical Workers that extends through June 30, 2017.

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

EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Present Office	Other Offices or Positions Held During the Past Five Years

Mark A. Ruelle	53	Director, President and Chief Executive Officer (since August 2011)	Westar Energy, Inc. Director, President and Chief Financial Officer (May 2011 to July 2011) Executive Vice President and Chief Financial Officer (January 2003 to April 2011)
Bruce A. Akin	50	Senior Vice President, Power Delivery (since January 2015)	Westar Energy, Inc. Vice President, Power Delivery (February 2012 to December 2014) Vice President, Operations Strategy and Support (July 2007 to February 2012)
Jerl L. Banning	54	Senior Vice President, Operations Support and Administration (since January 2015)	Westar Energy, Inc. Vice President, Human Resources and IT (January 2014 to December 2014) Vice President, Human Resources (February 2010 to December 2013)
John T. Bridson	45	Senior Vice President, Generation and Marketing (since January 2015)
Westar Energy, Inc.
Vice President, Generation (February 2011 to December 2014)
Executive Director, Generation (May 2010 to February 2011)
Executive Director, Lawrence Energy Center (January 2007 to May 2010)

Gregory A. Greenwood	49	Senior Vice President, Strategy (since August 2011)	Westar Energy, Inc. Vice President, Major Construction Projects (December 2009 to July 2011)
Anthony D. Somma	51	Senior Vice President, Chief Financial Officer and Treasurer (since August 2011)	Westar Energy, Inc. Vice President, Treasurer (February 2009 to July 2011)
Larry D. Irick	58	Vice President, General Counsel and Corporate Secretary (since February 2003)
Kevin L. Kongs	52	Vice President, Controller (since November 2013)	Westar Energy, Inc. Assistant Controller (October 2006 to November 2013)

Executive officers serve at the pleasure of the board of directors. There are no family relationships among any of the executive officers, nor any arrangements or understandings between any executive officer and other persons pursuant to which he was appointed as an executive officer.

ITEM 1A. RISK FACTORS

We operate in market and regulatory environments that involve significant risks, many of which are beyond our control. In addition to other information in this Form 10-K, including "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and in other documents we file with the SEC from time to time, the following factors may affect our results of operations, our cash flows and the value of our equity and debt securities. These factors may cause results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. The factors listed below are not intended to be an exhaustive discussion of all such risks, and the statements below must be read together with factors discussed elsewhere in this document and in our other filings with the SEC.

Weather conditions, including mild and severe weather, may adversely impact our consolidated financial results.

Weather conditions directly influence the demand for electricity. Our customers use electricity for heating in winter months and cooling in summer months. Because of air conditioning demand, typically we produce our highest revenues in the third quarter. Milder temperatures reduce demand for electricity and have a corresponding impact on our revenues. Unusually mild weather in the future could adversely affect our consolidated financial results.

In addition, severe weather conditions can produce storms that can inflict extensive damage to our equipment and facilities, which can require us to incur additional operating and maintenance expense and additional capital expenditures. Our prices may not always be adjusted timely or adequately to reflect these higher costs. Additionally, because many of our power plants use water for cooling, persistent or severe drought conditions could result in limited power production. High water conditions can also impair planned deliveries of fuel to our plants.

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

Our costs of compliance with environmental laws and regulations, including those relating to greenhouse gas emissions, are significant, and the future costs of compliance with environmental laws and regulations could adversely impact our operations and consolidated financial results.

We are subject to extensive federal, state and local environmental laws and regulations relating to air quality, water quality, the use of water, the handling, disposal and clean-up of hazardous and non-hazardous substances and wastes, natural resources and health and safety. Compliance with these legal requirements, which change frequently and have tended to become more restrictive, requires us to commit significant capital and operating resources toward permitting, emission fees, environmental monitoring, installation and operation of air and water quality control equipment and purchases of air emission allowances and/or offsets. These laws and regulations oftentimes require a lengthy and complex process for obtaining licenses, permits and approvals from governmental agencies for new, existing or modified facilities. If we fail to comply with such laws, regulations and permits, or fail to obtain and maintain necessary permits, we could be fined or otherwise sanctioned by regulators, and such fines or the cost of sanctions may not be recoverable in our prices.

Costs of compliance with environmental laws and regulations or fines or penalties resulting from non-compliance, if not recovered in our prices, could adversely impact our operations and/or consolidated financial results, especially if emission and/or discharge limits are tightened, more extensive permitting requirements are imposed, additional substances become regulated or the number and types of assets we operate increases. We cannot estimate our compliance costs or any possible fines or penalties with certainty, or the degree to which such costs might be recovered in our prices, due to our inability to predict the requirements and timing of implementation of environmental rules or regulations. See “Item 1. Business - Environmental Matters,” “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Executive Summary-Current Trends-Environmental Regulation” and Notes 3 and 13 to the Consolidated Financial Statements, “Rate Matters and Regulation - KCC Proceedings - Environmental Costs” and “Commitments and Contingencies - Environmental Matters,” respectively, for additional information.

In addition, we combust large amounts of fossil fuels as we produce electricity. This results in significant emissions of carbon dioxide (CO2) and other greenhouse gases (GHGs) through the operation of our power plants. Federal legislation has been in the past, and may in the future be, introduced in Congress to regulate the emission of GHGs and numerous states and regions have adopted programs to stabilize or reduce GHG emissions. The EPA regulates, and intends to regulate further, GHGs under the Clean Air Act. In particular, in January 2014, the EPA re-proposed New Source Performance Standard that would limit CO2 emissions for new coal and natural gas fueled electric generating units. In June 2014, the EPA issued proposed CO2 emissions rules, called the Clean Power Plan, for existing, modified and reconstructed power plants. The EPA expects to finalize the Clean Power Plan by summer of 2015; states would be expected to propose by summer 2016 their plans to implement it, which could require us to make efficiency improvements to our existing facilities, among other things. See Note 13 to the Consolidated Financial Statements, “Commitments and Contingencies-Environmental Matters” for additional information. We are currently evaluating the proposed rules, and believe these rules, if finalized in their current form, would likely have a material impact on our operations, future generation plants and/or results of operations.

Further, in the course of operating our coal generation plants, we produce CCBs, including fly ash, gypsum and bottom ash, which we must handle, recycle, process or dispose of. We historically have recycled some of our ash production, principally by selling to the aggregate industry. In December 2014, the EPA issued a final rule that regulates CCBs as non-hazardous solid waste under Resource Conservation and Recovery Act. The final rule will impact the manner in which we dispose of CCBs, and it may adversely impact our ability to recycle ash or require additional CCB handling, processing and storage equipment, or both. See Note 13 to the Consolidated Financial Statements, “Commitments and Contingencies-Environmental Matters” for additional information. The impact of this rule on our operations and consolidated financial results could be material.

We could be subject to penalties as a result of mandatory reliability standards, which could adversely affect our consolidated financial results.

As a result of the Energy Policy Act of 2005, owners and operators of the bulk power transmission system, including Westar Energy and KGE, are subject to mandatory reliability standards promulgated by the North American Electric Reliability Corporation and enforced by FERC. If we were found to be out of compliance with the mandatory reliability standards, we could be subject to sanctions, including substantial monetary penalties, which we might not be able to recover in the prices we charge our customers. This could have a material adverse effect on our consolidated financial results.

Adverse economic conditions could adversely impact our operations and consolidated financial results.

Our operations are impacted by economic conditions. Adverse economic conditions including a prolonged recession or capital market disruptions may:

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

In addition, unexpectedly strong economic conditions can result in increased costs and shortages. Any of the aforementioned events, and others we may not be able to identify, could have an adverse impact on our consolidated financial results.

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

An incident at Wolf Creek could have a material impact on our consolidated financial results. Furthermore, the non-compliance of other nuclear facilities operators with applicable regulations or the occurrence of a serious nuclear incident at other facilities anywhere in the world could result in increased regulation of the industry as a whole, which could in turn increase Wolf Creek's compliance costs and impact our consolidated financial results. Such events could also result in a shutdown of Wolf Creek.

Significant decisions about capital investments are based on forecasts of long-term demand for energy incorporating assumptions about multiple, uncertain factors. Our actual experience may differ significantly from our assumptions, which may adversely impact our consolidated financial results.

We attempt to forecast demand to determine the timing and adequacy of our energy and energy delivery resources. Long-term forecasts involve risks because they rely on assumptions we make concerning uncertain factors including weather, technological change, environmental and other regulatory requirements, economic conditions, social pressures and the responsiveness of customers' electricity demand to conservation measures and prices. Both actual future demand and our ability to satisfy such demand depend on these and other factors and may vary materially from our forecasts. If our actual experience varies significantly from our forecasts, our consolidated financial results may be adversely impacted.

Our planned capital investment for the next few years is large in relation to our size, subjecting us to significant risks.

Our anticipated capital expenditures for 2015 through 2017 are approximately $2.0 billion. In addition to risks discussed above associated with recovering capital investments through our prices, and risks associated with our reliance on the capital markets and short-term credit to fund those investments, our capital expenditure program poses risks, including, but not necessarily limited to:

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

Our ability to fund our capital expenditures and meet our working capital and liquidity needs may be limited by conditions in the bank and capital markets, by our credit ratings or the market price of Westar Energy's common stock. Further, capital market conditions can cause fluctuations in the values of assets set aside for employee benefit obligations and the Wolf Creek nuclear decommissioning trust (NDT) and may increase our funding requirements related to these obligations.

To fund our capital expenditures and for working capital and liquidity, we rely on access to capital markets and to short-term credit. Disruption in capital markets, deterioration in the financial condition of the financial institutions on which we rely, any credit rating downgrade or any decrease in the market price of Westar Energy's common stock may make capital more difficult and costly for us to obtain, may restrict liquidity available to us, may require us to defer or limit capital investments or impact operations or may reduce the value of our financial assets. These could adversely impact our business and consolidated financial results, including our ability to pay dividends and to make investments or undertake programs necessary to meet regulatory mandates and customer demand.

Further, we have significant future financial obligations with respect to employee benefit obligations and the Wolf Creek NDT. The value of the assets needed to meet those obligations are subject to market fluctuations and will yield uncertain returns, which may fall below our expectations for meeting our obligations. Additionally, inflation and changes in interest rates impact the value of future liabilities. In general, when interest rates decline, the value of future liabilities increase. While the KCC allows us to implement a regulatory accounting mechanism to track certain of our employee benefit plan expenses, this mechanism does not allow us to make automatic price adjustments. Only in future rate proceedings may we be allowed to adjust our prices to reflect changes in our funding requirements. Further, the tracking mechanism for these benefit plan expenses is part of our overall rate structure, and as such, it is subject to KCC review and may be modified, limited or eliminated in the future. If these assets are not managed successfully, our consolidated financial results and cash flows could be adversely impacted.

Physical and cyber security breaches, criminal activity, terrorist attacks and other disruptions to our facilities or our information technology infrastructure could directly or indirectly interfere with our operations, could expose us or our customers or employees to a risk of loss and could expose us to liability or regulatory penalties or cause reputational damage and other harm to our business.

We rely upon information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including the generation, transmission and distribution of electricity, supply chain functions, and the invoicing and collection of payments from our customers. We also use information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with financial reporting, legal and tax requirements. Our technology networks and systems collect and store sensitive data including system operating information, proprietary business information belonging to us and third parties and personal information belonging to our customers and employees.

Our information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to employee error or malfeasance or other disruptions during software or hardware upgrades, telecommunication failures or natural disasters or other catastrophic events. These attacks or breaches could, among other things, result in the erasure of data or render our equipment unusable. The occurrence of any of these events could impact the reliability of our generation, transmission and distribution systems; could impact our ability to conduct business in the ordinary course; could expose us, our customers or our employees to a risk of loss or misuse of information; and could result in legal claims or proceedings, liability or regulatory penalties against us, damage our reputation or otherwise harm our business. We cannot accurately assess the probability that a security breach may occur, despite the measures that we take to prevent such a breach, and we are unable to quantify the potential impact of such an event. We can provide no assurance that we will identify and remedy all security or system vulnerabilities or that unauthorized access or error will be identified and remedied.

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

Significant technological advancements are taking place in the electric industry, including advancements related to self-generation and distributed energy technologies such as fuel cells, micro turbines, wind turbines and solar cells. Adoption of these technologies may increase because of advancements or government subsidies reducing the cost of generating electricity through these technologies to a level that is competitive with our current methods of generating electricity. There is also a perception that generating electricity through these technologies is more environmentally friendly than generating electricity with fossil fuels. Increased adoption of these technologies could reduce electricity demand and the pool of customers from whom fixed costs are recovered, resulting in under recovery of our fixed costs. Increased self-generation and the related use of net energy metering, which allows self-generating customers to receive bill credits for surplus power, could put upward price pressure on our remaining customers. If we were unable to adjust our prices to reflect reduced electricity demand and increased self-generation and net energy metering, our financial condition and results of operations could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

						Unit Capability (MW) By Owner (a)
Name	Location	Unit No.		Year Installed	Principal Fuel	Westar Energy	KGE	Total Company
Central Plains Wind Farm	Wichita County, Kansas		(a)	2009	Wind	99	—	99
Emporia Energy Center:	Emporia, Kansas
Combustion Turbines		1		2008	Gas	45	—	45
		2		2008	Gas	45	—	45
		3		2008	Gas	44	—	44
		4		2008	Gas	46	—	46
		5		2008	Gas	157	—	157
		6		2009	Gas	155	—	155
		7		2009	Gas	156	—	156
Flat Ridge Wind Farm	Barber County, Kansas		(a)	2009	Wind	50	—	50
Gordon Evans Energy Center:	Colwich, Kansas
Steam Turbines		1		1961	Gas	—	152	152
		2		1967	Gas	—	370	370
Combustion Turbines		1		2000	Gas	73	—	73
		2		2000	Gas	71	—	71
		3		2001	Gas	148	—	148
Hutchinson Energy Center:	Hutchinson, Kansas
Steam Turbine		4		1965	Gas	176	—	176
Combustion Turbines		1		1974	Gas	56	—	56
		2		1974	Gas	52	—	52
		3		1974	Gas	57	—	57
		4		1975	Diesel	71	—	71
Jeffrey Energy Center (92%):	St. Marys, Kansas
Steam Turbines		1	(b)	1978	Coal	517	144	661
		2	(b)	1980	Coal	515	143	658
		3	(b)	1983	Coal	520	144	664
La Cygne Station (50%):	La Cygne, Kansas
Steam Turbines		1	(b)	1973	Coal	—	367	367
		2	(c)	1977	Coal	—	341	341
Lawrence Energy Center:	Lawrence, Kansas
Steam Turbines		3		1954	Coal	48	—	48
		4		1960	Coal	104	—	104
		5		1971	Coal	370	—	370
Murray Gill Energy Center:	Wichita, Kansas
Steam Turbines		3		1956	Gas	—	104	104
		4		1959	Gas	—	90	90
Spring Creek Energy Center:	Edmond, Oklahoma
Combustion Turbines		1	(d)	2001	Gas	68	—	68
		2	(d)	2001	Gas	68	—	68
		3	(d)	2001	Gas	67	—	67
		4	(d)	2001	Gas	68	—	68
State Line (40%):	Joplin, Missouri
Combined Cycle		2-1	(b)	2001	Gas	61	—	61
		2-2	(b)	2001	Gas	62	—	62
		2-3	(b)	2001	Gas	70	—	70
Tecumseh Energy Center:	Tecumseh, Kansas
Steam Turbines		7		1957	Coal	72	—	72
		8		1962	Coal	130	—	130
Wolf Creek Generating Station (47%):	Burlington, Kansas
Nuclear		1	(b)	1985	Uranium	—	549	549
Total						4,241	2,404	6,645
(a) Capability (except for wind generating facilities) represents accredited net generating capacity approved by the SPP. Capability for our wind generating facilities represents the installed design capacity. Due to the intermittent nature of wind generation, these facilities are only associated with a total of 22 MW of accredited generating capacity.

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

(d) We acquired Spring Creek Energy Center in 2006.

We own and have in service approximately 6,300 miles of transmission lines, approximately 24,000 miles of overhead distribution lines and approximately 4,800 miles of underground distribution lines.

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

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK TRADING

Westar Energy's common stock is listed on the New York Stock Exchange and traded under the ticker symbol WR. As of February 17, 2015, Westar Energy had 18,557 common shareholders of record. For information regarding quarterly common stock price ranges for 2014 and 2013, see Note 19 of the Notes to Consolidated Financial Statements, "Quarterly Results (Unaudited)."

STOCK PERFORMANCE GRAPH

The following graph compares the performance of Westar Energy's common stock during the period that began on December 31, 2009, and ended on December 31, 2014, to the performance of the Standard & Poor's 500 Index (S&P 500) and the Standard & Poor's Electric Utility Index (S&P Electric Utilities). The graph assumes a $100 investment in Westar Energy's common stock and in each of the indices at the beginning of the period and a reinvestment of dividends paid on such investments throughout the period.

	Dec 2009	Dec 2010	Dec 2011	Dec 2012	Dec 2013	Dec 2014
Westar Energy, Inc.	$100	$122	$147	$153	$179	$239
S&P© 500	$100	$115	$117	$136	$180	$205
S&P© Electric Utilities	$100	$103	$125	$124	$134	$173

DIVIDENDS

Holders of Westar Energy's common stock are entitled to dividends when and as declared by Westar Energy's board of directors.

Quarterly dividends on common stock have historically been paid on or about the first business day of January, April, July and October to shareholders of record as of or about the ninth day of the preceding month. Westar Energy's board of directors reviews the common stock dividend policy from time to time. Among the factors the board of directors considers in determining Westar Energy's dividend policy are earnings, cash flows, capitalization ratios, regulation, competition and financial loan covenants. In 2014, Westar Energy's board of directors declared four quarterly dividends of $0.35 per share, reflecting an annual dividend of $1.40 per share, compared to four quarterly dividends of $0.34 per share in 2013, reflecting an annual dividend of $1.36 per share. On February 25, 2015, Westar Energy's board of directors declared a quarterly dividend of $0.36 per share payable to shareholders on April 1, 2015. The indicated annual dividend rate is $1.44 per share.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In Thousands)
Income Statement Data:
Total revenues	$2,601,703	$2,370,654	$2,261,470	$2,170,991	$2,056,171
Net income	322,325	300,863	282,462	236,180	208,624
Net income attributable to common stock	313,259	292,520	273,530	229,269	202,926

	As of December 31,
	2014	2013	2012	2011	2010
	(In Thousands)
Balance Sheet Data:
Total assets	$10,347,001	$9,597,138	$9,265,231	$8,682,851	$8,079,638
Long-term obligations (a)	3,461,779	3,495,292	3,124,831	2,818,030	2,808,560

	Year Ended December 31,
	2014	2013	2012	2011	2010
Common Stock Data:
Basic earnings per share available for common stock	$2.40	$2.29	$2.15	$1.95	$1.81
Diluted earnings per share available for common stock	2.35	2.27	2.15	1.93	1.80
Dividends declared per share	1.40	1.36	1.32	1.28	1.24
Book value per share	25.02	23.88	22.89	22.03	21.25

Average equivalent common shares outstanding (in thousands) (b) (c) (d)	130,015	127,463	126,712	116,891	111,629
 _______________

(a)
Includes long-term debt, net, current maturities of long-term debt, capital leases, long-term debt of VIEs, net and current maturities of long-term debt of VIEs. See Note 17 of the Notes to Consolidated Financial Statements, "Variable Interest Entities," for additional information regarding VIEs.

(b)	In 2010, Westar Energy issued and sold approximately 3.1 million shares of common stock realizing proceeds of $54.7 million.

(c)	In 2011, Westar Energy issued and sold approximately 13.6 million shares of common stock realizing proceeds of $294.9 million.

(d)	In 2014, Westar Energy issued and sold approximately 3.4 million shares of common stock realizing proceeds of $87.7 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in Management's Discussion and Analysis are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we "believe," "anticipate," "target," "expect," "estimate," "intend" and words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. See "Forward-Looking Statements" above for additional information.

EXECUTIVE SUMMARY

Description of Business

We are the largest electric utility in Kansas. We produce, transmit and sell electricity at retail to approximately 698,000 customers in Kansas under the regulation of the KCC. We also supply electric energy at wholesale to municipalities and electric cooperatives in Kansas under the regulation of FERC. We have contracts for the sale or purchase of wholesale electricity with other utilities.

Earnings Per Share

Following is a summary of our net income and basic earnings per share (EPS) for the years ended December 31, 2014 and 2013.

	Year Ended December 31,
	2014	2013	Change
	(Dollars In Thousands, Except Per Share Amounts)

Net income attributable to common stock	$313,259	$292,520	$20,739
Earnings per common share, basic	2.40	2.29	0.11

Net income attributed to common stock and basic EPS for the year ended December 31, 2014 increased due primarily to higher prices and increased demand from our industrial customers. See the discussion under "—Operating Results" below for additional information.

Key Factors Affecting Our Performance

The principal business, economic and other factors that affect our operations and financial performance include:

•	weather conditions;

•	the economy;

•	customer conservation efforts;

•	the performance, operation and maintenance of our electric generating facilities and network;

•	conditions in the fuel, wholesale electricity and energy markets;

•	rate and other regulations and costs of addressing public policy initiatives including environmental laws and regulations;

•	the availability of and our access to liquidity and capital resources; and

•	capital market conditions.

Strategy

We expect to continue operating as a vertically integrated, regulated, electric utility. Significant elements of our strategy include maintaining a flexible and diverse energy supply portfolio. In doing so, we continue to make environmental upgrades to our coal-fired power plants, develop renewable generation, build and upgrade our electrical infrastructure and develop systems and programs with regard to how our customers use energy and interact with us.

Current Trends

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations. Environmental laws and regulations affecting our operations are overlapping, complex, subject to changes, have become more stringent over time and are expensive to implement. There are variety of final and proposed laws and regulations that could have a material adverse effect on our operations and consolidated financial results, including those relating to:

•	further regulation of GHGs by the EPA, including pursuant to the Clean Power Plan, and future legislation that could be proposed by the U.S. Congress;

•
various proposed and expected regulations governing air emissions including, those relating to National Ambient Air Quality Standards (particularly those relating to particulate matter, nitrogen oxides, ozone, carbon monoxide and sulfur dioxide) and the Cross-State Air Pollution Rule;

•	our water discharges, including under Section 316(b) of the federal Clean Water Act (CWA) and the definition of Waters of the United States for purposes of the CWA;

•	the regulation of CCB; and

•	applicable renewable energy standards.

See and Notes 3 and 13 to the Consolidated Financial Statements, “Rate Matters and Regulation – KCC Proceeding – Environmental Costs” and “Commitments and Contingencies—Environmental Matters,” respectively, for a discussion of environmental costs, laws, regulations and other contingencies.

Renewable Energy Standard

Kansas law mandates that we maintain a minimum amount of renewable energy sources. Through 2015, net renewable generation capacity must be 10% of the average peak retail demand for the three prior years, subject to limited exceptions. This requirement increases to 15% for years 2016 through 2019 and 20% for 2020 and thereafter. With our existing wind generation facilities, supply contracts and renewable energy credits, we are able to satisfy the net renewable generation requirement through 2015. With our agreements to purchase an additional 400 MW of installed design capacity from wind generation facilities beginning in 2015 through 2016, we expect to meet the increased requirements for 2020 and thereafter. If we are unable to meet future requirements, our operations and consolidated financial results could be adversely impacted.

Regulation of Nuclear Generating Station

Additional regulation of Wolf Creek resulting from NRC oversight of the plant's performance or from changing regulations generally, including those that could potentially result from natural disasters or any event that might occur at any nuclear power plant anywhere in the world, may result in increased net operating expenses and capital expenditures. We expect future increases in operating costs due to increased NRC oversight and efforts to comply with new industry-wide regulations adopted by the NRC in 2012. We cannot estimate the cost associated with such increases, but they could be material to our operations and consolidated financial results.

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

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Borrowed funds	$12,044	$11,706	$10,399
Equity funds	17,029	14,143	11,706
Total	$29,073	$25,849	$22,105
Average AFUDC Rates	6.7%	4.8%	5.0%

We expect AFUDC for both borrowed funds and equity funds to be lower over the next several years as major projects within our capital expenditure program have been completed.

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

Customer Growth and Usage

Residential customer additions have moderated since the 2008 recession and residential electricity demand has stabilized and is growing modestly. Overall retail sales have grown as well, and are approaching pre-recession levels. We believe that, in the near-term, our overall retail sales growth will be between 1% and 2% driven by industrial demand and stable residential and commercial growth. Absent an economic recovery to conditions similar to those preceding the 2008 recession, we believe long-term retail sales growth will be about 0.50% to 0.75% per year. In addition, with the numerous energy efficiency policy initiatives promulgated through federal, state and local governments, as well as industry initiatives, environmental regulations and the need to strengthen and modernize the grid, which will increase price pressure, we believe customers will continue to adopt more energy efficiency and conservation measures, which will slow or possibly suppress the growth of demand for electricity.

2015 Outlook

In 2015, we expect to maintain our current business strategy and regulatory approach. Assuming normal weather we expect 2015 retail electricity sales to be about 1.5% higher than weather normalized 2014 sales.

In addition to updating prices through various cost recovery mechanisms, we will be filing a general rate case in early March 2015 with the KCC, with new prices expected to be effective in the fourth quarter.

Absent increases in SPP transmission expense and property tax expense, which are increasing at a much higher rate than inflation and are offset with higher revenues pursuant to our regulatory mechanisms, we anticipate operating and maintenance and selling, general and administrative expenses to be lower in 2015 as compared to 2014. To help fund our capital spending as provided under "—Future Cash Requirements" below, in 2015 we plan to settle forward transactions covering approximately 9.2 million shares of our common stock sales that were priced in prior periods, and utilize short-term borrowings by issuing commercial paper until permanent financing is in place.

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

The deferral of costs as regulatory assets is appropriate only when the future recovery of such costs is probable. In assessing probability, we consider such factors as specific regulatory orders, regulatory precedent and the current regulatory environment. If we deem it no longer probable that we would recover such costs, we would record a charge against income in the amount of the related regulatory assets.

As of December 31, 2014, we had recorded regulatory assets currently subject to recovery in future prices of approximately $859.8 million and regulatory liabilities of $343.5 million, as discussed in greater detail in Note 3 of the Notes to Consolidated Financial Statements, "Rate Matters and Regulation."

Pension and Post-retirement Benefit Plans Actuarial Assumptions

We and Wolf Creek calculate our pension benefit and post-retirement medical benefit obligations and related costs using actuarial concepts within the guidance provided by applicable GAAP.

In accounting for our retirement plans and post-retirement benefits, we make assumptions regarding the valuation of benefit obligations and the performance of plan assets. The reported costs of our pension plans are impacted by estimates regarding earnings on plan assets, contributions to the plan, discount rates used to determine our projected benefit obligation and pension costs and employee demographics including age, life expectancy and compensation levels and employment periods. Changes in these assumptions result primarily in changes to regulatory assets, regulatory liabilities or the amount of related pension and post-retirement benefit liabilities reflected on our consolidated balance sheets. Such changes may also require cash contributions.

The following table shows the impact of a 0.5% change in our pension plan discount rate, salary scale and rate of return on plan assets.

Actuarial Assumption	Change in Assumption	Change in Projected Benefit Obligation (a)	Annual Change in Projected Pension Costs (a)
		(Dollars In Thousands)
Discount rate	0.5% decrease	$100,210	$9,530
	0.5% increase	(88,880)	(8,559)

Salary scale	0.5% decrease	(17,433)	(3,552)
	0.5% increase	18,405	3,778

Rate of return on plan assets	0.5% decrease	—	3,698
	0.5% increase	—	(3,698)
_______________

(a)	Increases or decreases due to changes in actuarial assumptions result primarily in changes to regulatory assets and liabilities.

The following table shows the impact of a 0.5% change in the discount rate and rate of return on plan assets and a 1% change in the annual medical trend on our post-retirement benefit plans.

Actuarial Assumption	Change in Assumption	Change in Projected Benefit Obligation (a)	Annual Change in Projected Post-retirement Costs (a)
		(Dollars In Thousands)
Discount rate	0.5% decrease	$9,294	$496
	0.5% increase	(8,388)	(457)

Rate of return on plan assets	0.5% decrease	—	552
	0.5% increase	—	(552)

Annual medical trend	1.0% decrease	97	16
	1.0% increase	(108)	(16)
_______________

(a)	Increases or decreases due to changes in actuarial assumptions result primarily in changes to regulatory assets and liabilities.

Revenue Recognition

We record revenue at the time we deliver electricity to customers. We determine the amounts delivered to individual customers through systematic monthly readings of customer meters. At the end of each month, we estimate how much electricity we have delivered since the prior meter reading and record the corresponding unbilled revenue.

Our unbilled revenue estimate is affected by factors including fluctuations in energy demand, weather, line losses and changes in the composition of customer classes. We recorded estimated unbilled revenue of $61.0 million as of December 31, 2014 and $60.1 million as of December 31, 2013.

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

As of December 31, 2014 and 2013, we have recorded AROs of $230.7 million and $160.7 million, respectively. For additional information on our legal AROs, see Note 14 of the Notes to Consolidated Financial Statements, "Asset Retirement Obligations."

Non-Legal Liability - Cost of Removal

We collect in our prices the costs to dispose of plant assets that do not represent legal retirement obligations. As of December 31, 2014 and 2013, we had $88.2 million and $114.1 million, respectively, in amounts collected, but not yet spent, for removal costs classified as a regulatory liability.

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

Wholesale: Sales of electricity to electric cooperatives, municipalities, other electric utilities and RTOs, the prices for which are either based on cost or prevailing market prices as prescribed by FERC authority. Revenues from these sales are either included in the retail energy cost adjustment or used in the determinations of base rates at the time of our next general rate case.

Transmission: Reflects transmission revenues, including those based on tariffs with the SPP.

Other: Miscellaneous electric revenues including ancillary service revenues and rent from electric property leased to others. This category also includes transactions unrelated to the production of our generating assets and fees we earn for services that we provide for third parties.

Electric utility revenues are impacted by things such as rate regulation, fuel costs, technology, customer behavior, the economy and competitive forces. Changing weather also affects the amount of electricity our customers use as electricity sales are seasonal. As a summer peaking utility, the third quarter typically accounts for our greatest electricity sales. Hot summer temperatures and cold winter temperatures prompt more demand, especially among residential and commercial customers, and to a lesser extent, industrial customers. Mild weather reduces customer demand. Our wholesale revenues are impacted by, among other factors, demand, cost and availability of fuel and purchased power, price volatility, available generation capacity, transmission availability and weather.

2014 Compared to 2013

Below we discuss our operating results for the year ended December 31, 2014, compared to the results for the year ended December 31, 2013. Significant changes in results of operations shown in the table immediately below are further explained in the descriptions that follow.

	Year Ended December 31,
	2014	2013	Change	% Change
	(Dollars In Thousands, Except Per Share Amounts)
REVENUES:
Residential	$793,586	$728,852	$64,734	8.9
Commercial	727,964	667,106	60,858	9.1
Industrial	414,997	374,825	40,172	10.7
Other retail	(24,180)	8,939	(33,119)	(370.5)
Total Retail Revenues	1,912,367	1,779,722	132,645	7.5
Wholesale	392,730	348,239	44,491	12.8
Transmission (a)	256,838	210,281	46,557	22.1
Other	39,768	32,412	7,356	22.7
Total Revenues	2,601,703	2,370,654	231,049	9.7
OPERATING EXPENSES:
Fuel and purchased power	705,450	634,797	70,653	11.1
SPP network transmission costs	218,924	178,604	40,320	22.6
Operating and maintenance	367,188	359,060	8,128	2.3
Depreciation and amortization	286,442	272,593	13,849	5.1
Selling, general and administrative	250,439	224,133	26,306	11.7
Taxes other than income tax	140,302	122,282	18,020	14.7
Total Operating Expenses	1,968,745	1,791,469	177,276	9.9
INCOME FROM OPERATIONS	632,958	579,185	53,773	9.3
OTHER INCOME (EXPENSE):
Investment earnings	10,622	10,056	566	5.6
Other income	31,522	35,609	(4,087)	(11.5)
Other expense	(18,389)	(18,099)	(290)	(1.6)
Total Other Income	23,755	27,566	(3,811)	(13.8)
Interest expense	183,118	182,167	951	0.5
INCOME BEFORE INCOME TAXES	473,595	424,584	49,011	11.5
Income tax expense	151,270	123,721	27,549	22.3
NET INCOME	322,325	300,863	21,462	7.1
Less: Net income attributable to noncontrolling interests	9,066	8,343	723	8.7
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	313,259	292,520	20,739	7.1
BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY	$2.40	$2.29	$0.11	4.8
DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY	$2.35	$2.27	$0.08	3.5
 _______________

(a)
Includes revenue from an SPP network transmission tariff corresponding to our SPP network transmission costs. These costs, less administration fees of $51.0 million and $39.1 million, were returned to us as revenue in 2014 and 2013, respectively.

Rate Case Agreement

In November 2013, the KCC issued an order allowing us to adjust our prices to include the additional investment in the La Cygne environmental upgrades, as discussed below, and to reflect cost reductions elsewhere. The new prices were expected to increase our annual retail revenues by approximately $30.7 million.

Gross Margin

Fuel and purchased power costs fluctuate with electricity sales and unit costs. As permitted by regulators, we adjust our retail prices to reflect changes in the costs of fuel and purchased power. Fuel and purchased power costs for wholesale customers are recovered at prevailing market prices or based on a predetermined formula with a price adjustment approved by FERC. As a result, changes in fuel and purchased power costs are offset in revenues with minimal impact on net income. In addition, SPP network transmission costs fluctuate due primarily to investments by us and other members of the SPP for upgrades to the transmission grid within the SPP RTO. As with fuel and purchased power costs, changes in SPP network transmission costs are mostly reflected in the prices we charge customers with minimal impact on net income. For these reasons, we believe gross margin is useful for understanding and analyzing changes in our operating performance from one period to the next. We calculate gross margin as total revenues, including transmission revenues, less the sum of fuel and purchased power costs and amounts billed by the SPP for network transmission costs. Accordingly, gross margin reflects transmission revenues and costs on a net basis. The following table summarizes our gross margin for the years ended December 31, 2014 and 2013.

	Year Ended December 31,
	2014	2013	Change	% Change
	(Dollars In Thousands)
Revenues	$2,601,703	$2,370,654	$231,049	9.7
Less: Fuel and purchased power expense	705,450	634,797	70,653	11.1
SPP network transmission costs	218,924	178,604	40,320	22.6
Gross Margin	$1,677,329	$1,557,253	$120,076	7.7

The following table reflects changes in electricity sales for the years ended December 31, 2014 and 2013. No electricity sales are shown for transmission or other as they are not directly related to the amount of electricity we sell.

	Year Ended December 31,
	2014	2013	Change	% Change
	(Thousands of MWh)
ELECTRICITY SALES:
Residential	6,580	6,523	57	0.9
Commercial	7,521	7,480	41	0.5
Industrial	5,601	5,407	194	3.6
Other retail	86	86	—	—
Total Retail	19,788	19,496	292	1.5
Wholesale	9,544	8,593	951	11.1
Total	29,332	28,089	1,243	4.4

Gross margin increased due primarily to higher retail revenues, principally the result of higher retail prices. Average retail prices were about 6% higher than 2013, resulting from recovery of investments we made in our transmission infrastructure and air quality controls at our power plants. Retail revenues were also impacted by more electricity sales resulting principally from increased sales to industrial customers.

Income from operations is the most directly comparable measure to our presentation of gross margin that is calculated and presented in accordance with GAAP in our consolidated statements of income. Our presentation of gross margin should not be considered in isolation or as a substitute for income from operations. Additionally, our presentation of gross margin may not be comparable to similarly titled measures reported by other companies. The following table reconciles income from operations with gross margin for the years ended December 31, 2014 and 2013.

	Year Ended December 31,
	2014	2013	Change	% Change
	(Dollars In Thousands)
Gross margin	$1,677,329	$1,557,253	$120,076	7.7
Less: Operating and maintenance expense	367,188	359,060	8,128	2.3
Depreciation and amortization expense	286,442	272,593	13,849	5.1
Selling, general and administrative expense	250,439	224,133	26,306	11.7
Taxes other than income tax	140,302	122,282	18,020	14.7
Income from operations	$632,958	$579,185	$53,773	9.3

Operating Expenses and Other Income and Expense Items

	Year Ended December 31,
	2014	2013	Change	% Change
	(Dollars in Thousands)
Operating and maintenance expense	$367,188	$359,060	$8,128	2.3

Operating and maintenance expense increased due principally to:

•	a $6.4 million increase in operating and maintenance costs at our plants primarily for planned outages at our coal fired plants;

•	a $4.3 million increase in operating and maintenance costs to enhance reliability of our transmission systems; and,

•	an approximately $3.9 million increase in costs at Wolf Creek attributable primarily to a planned outage in the first and second quarters of 2014; however,

•	partially offsetting these increases was a $7.8 million decrease in amounts expensed for previously deferred storm costs.

	Year Ended December 31,
	2014	2013	Change	% Change
	(Dollars in Thousands)
Depreciation and amortization expense	$286,442	$272,593	$13,849	5.1

Depreciation and amortization expense increased due to plant additions, including air quality controls, and transmission facilities as well as increased amortization related primarily to implementing new software systems.

	Year Ended December 31,
	2014	2013	Change	% Change
	(Dollars in Thousands)
Selling, general and administrative expense	$250,439	$224,133	$26,306	11.7

Selling, general and administrative expense increased due primarily to:

•	higher labor and employee benefit costs of $10.6 million;

•	a $6.1 million increase in fees related primarily to implementing new software systems; and,

•	an increase in the allowance for uncollectible accounts of $2.7 million.

	Year Ended December 31,
	2014	2013	Change	% Change
	(Dollars in Thousands)
Taxes other than income tax	$140,302	$122,282	$18,020	14.7

Taxes other than income tax increased due primarily to a $16.2 million increase in property taxes, which are offset in retail revenues.

	Year Ended December 31,
	2014	2013	Change	% Change
	(Dollars in Thousands)
Other income	$31,522	$35,609	$(4,087)	(11.5)

Other income decreased due primarily to our having recorded about $6.9 million less in COLI benefits. The decrease was partially offset by our having recorded $2.9 million more in equity AFUDC.

	Year Ended December 31,
	2014	2013	Change	% Change
	(Dollars in Thousands)
Income tax expense	$151,270	$123,721	$27,549	22.3

Income tax expense increased due primarily to higher income before income taxes.

2013 Compared to 2012

Below we discuss our operating results for the year ended December 31, 2013, compared to the results for the year ended December 31, 2012. Significant changes in results of operations shown in the table immediately below are further explained in the descriptions that follow.

	Year Ended December 31,
	2013	2012	Change	% Change
	(Dollars In Thousands, Except Per Share Amounts)
REVENUES:
Residential	$728,852	$714,562	$14,290	2.0
Commercial	667,106	640,654	26,452	4.1
Industrial	374,825	368,909	5,916	1.6
Other retail	8,939	(5,845)	14,784	252.9
Total Retail Revenues	1,779,722	1,718,280	61,442	3.6
Wholesale	348,239	316,353	31,886	10.1
Transmission (a)	210,281	193,797	16,484	8.5
Other	32,412	33,040	(628)	(1.9)
Total Revenues	2,370,654	2,261,470	109,184	4.8
OPERATING EXPENSES:
Fuel and purchased power	634,797	589,990	44,807	7.6
SPP network transmission costs	178,604	166,547	12,057	7.2
Operating and maintenance	359,060	342,055	17,005	5.0
Depreciation and amortization	272,593	270,464	2,129	0.8
Selling, general and administrative	224,133	226,012	(1,879)	(0.8)
Taxes other than income tax	122,282	104,269	18,013	17.3
Total Operating Expenses	1,791,469	1,699,337	92,132	5.4
INCOME FROM OPERATIONS	579,185	562,133	17,052	3.0
OTHER INCOME (EXPENSE):
Investment earnings	10,056	7,411	2,645	35.7
Other income	35,609	35,378	231	0.7
Other expense	(18,099)	(19,987)	1,888	9.4
Total Other Income (Expense)	27,566	22,802	4,764	20.9
Interest expense	182,167	176,337	5,830	3.3
INCOME BEFORE INCOME TAXES	424,584	408,598	15,986	3.9
Income tax expense	123,721	126,136	(2,415)	(1.9)
NET INCOME	300,863	282,462	18,401	6.5
Less: Net income attributable to noncontrolling interests	8,343	7,316	1,027	14.0
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY. INC.	292,520	275,146	17,374	6.3
Preferred dividends	—	1,616	(1,616)	(100.0)
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$292,520	$273,530	$18,990	6.9
BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY	$2.29	$2.15	$0.14	6.5
DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY	$2.27	$2.15	$0.12	5.6
______________

(a)
Includes revenue from an SPP network transmission tariff corresponding to our SPP network transmission costs. These costs, less administration fees of $39.1 million and $27.2 million, respectively, were returned to us as revenue in 2013 and 2012, respectively.

Rate Case Agreement

In April 2012, the KCC issued an order authorizing higher revenues to recover higher expenses primarily for increased tree trimming to enhance reliability and increased pension costs resulting from the consequences of the 2008 financial crisis and subsequent low interest rate environment in accordance with the regulatory mechanism in place to account for such pension costs. As a result of this order, we expected selling, general and administrative expense to increase $32.1 million and the cost of operating and maintaining our distribution system to increase $10.9 million on an annualized basis. In addition, we revised our depreciation rates to reflect changes in the estimated useful lives of some of our assets. The change in estimate decreased annual depreciation expense by $43.6 million. However, decreased depreciation expense as a result of lower depreciation rates were offset by additional depreciation related to additions to property, plant and equipment. Because the aforementioned changes were implemented shortly after the KCC issued its order, our 2012 consolidated financial results do not reflect the full annual impact of the changes.

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

	Year Ended December 31,
	2013	2012	Change	% Change
	(Dollars in Thousands)
Taxes other than income tax	$122,282	$104,269	$18,013	17.3

Taxes other than income tax increased due primarily to an $18.2 million increase in property taxes, which are offset in retail revenues.

	Year Ended December 31,
	2013	2012	Change	% Change
	(Dollars in Thousands)
Investment earnings	$10,056	$7,411	$2,645	35.7

Investment earnings increased due principally to:

•	$1.2 million increase in earnings from our investment in Prairie Wind; and,

•	$1.4 million of additional gains on investments in a trust to fund retirement benefits.

	Year Ended December 31,
	2013	2012	Change	% Change
	(Dollars in Thousands)
Interest expense	$182,167	$176,337	$5,830	3.3

Interest expense increased due to our recording $10.5 million in interest principally related to additional debt issued to fund capital investment. Partially offsetting this increase was a $2.2 million decrease of interest expense on long-term debt of VIEs and a $1.3 million decrease for capitalized interest.

Financial Condition

A number of factors affected amounts recorded on our balance sheet as of December 31, 2014, compared to December 31, 2013.

	As of December 31,
	2014	2013	Change	% Change
	(Dollars in Thousands)
Property, plant and equipment, net	$8,162,908	$7,551,916	$610,992	8.1

Property, plant and equipment, net of accumulated depreciation, increased due primarily to plant additions for air quality controls, additional transmission facilities and a revision to our ARO to decommission Wolf Creek.

	As of December 31,
	2014	2013	Change	% Change
	(Dollars in Thousands)
Property, plant and equipment of variable interest entities, net	$278,573	$296,626	$(18,053)	(6.1)

Property, plant and equipment of VIEs, net of accumulated depreciation, decreased due to deconsolidating a rail car lease as discussed in Note 17 of the Notes to Consolidated Financial Statements, "Variable Interest Entities," and normal depreciation of these assets.

	As of December 31,
	2014	2013	Change	% Change
	(Dollars in Thousands)
Regulatory assets	$859,778	$755,414	$104,364	13.8
Regulatory liabilities	343,485	329,556	13,929	4.2
Net regulatory assets	$516,293	$425,858	$90,435	21.2

Total regulatory assets increased due primarily to a $158.5 million increase in deferred employee benefit costs, due principally to a decrease in the discount rates used to calculate our and Wolf Creek's pension benefit obligations and the adoption of updated mortality tables. However, this increase was partially offset by the following items:

•	a $22.1 million decrease in amounts deferred for fuel expense;

•	a $17.9 million decrease in amounts deferred for Wolf Creek refueling and maintenance outages; and

•	a $9.8 million decrease in amounts due from customers for future income taxes.

Total regulatory liabilities increased due primarily to the following reasons:

•
a $25.2 million increase in jurisdictional AFUDC, which is AFUDC that is accrued subsequent to the time costs are included in our prices and prior to the time associated costs are placed into service; and,

•	a $17.9 million increase in refund obligations related to amounts we have collected from our customers in excess of our actual cost of fuel and purchased power; however,

•	partially offsetting these increases was a $25.9 million decrease in amounts collected but not yet spent to dispose of plant assets.

	As of December 31,
	2014	2013	Change	% Change
	(Dollars in Thousands)
Short-term debt	$257,600	$134,600	$123,000	91.4

Short-term debt increased due to increases in issuances of commercial paper to temporarily fund capital expenditures, to repay borrowings under Westar Energy's revolving credit facilities, to redeem debt on an interim basis, for working capital and/or for other general corporate purposes.

	As of December 31,
	2014	2013	Change	% Change
	(Dollars in Thousands)
Current maturities of long-term debt	$—	$250,000	$(250,000)	(100.0)
Long-term debt, net	3,215,539	2,968,958	246,581	8.3
Total long-term debt	$3,215,539	$3,218,958	$(3,419)	(0.1)

In 2014, Westar Energy and KGE issued $180.0 million and $250.0 million, respectively, in principal amount of first mortgage bonds. Proceeds of these issuances were used to retire $250.0 millon of Westar Energy first mortgage bonds and redeem three KGE pollution control bond series with principal amount of $177.5 million. For more information on our long-term debt, see Note 9 of the Notes to Consolidated Financial Statements, "Long-term Debt."

	As of December 31,
	2014	2013	Change	% Change
	(Dollars in Thousands)
Current maturities of long-term debt of variable interest entities	$27,933	$27,479	$454	1.7
Long-term debt of variable interest entities	166,565	194,802	(28,237)	(14.5)
Total long-term debt of variable interest entities	$194,498	$222,281	$(27,783)	(12.5)

Total long-term debt of VIEs decreased due principally to the VIEs that hold the JEC and La Cygne leasehold interests having made principal payments totaling $27.2 million.

	As of December 31,
	2014	2013	Change	% Change
	(Dollars in Thousands)
Deferred income tax liabilities	$1,475,487	$1,363,148	$112,339	8.2

Long-term deferred income tax liabilities increased due primarily to the use of bonus and accelerated depreciation methods during the year.

	As of December 31,
	2014	2013	Change	% Change
	(Dollars in Thousands)
Accrued employee benefits	$532,622	$331,558	$201,064	60.6
Accrued employee benefits increased due primarily to higher pension and post-retirement benefit obligations as a result of decreases in the discount rates used to calculate our and Wolf Creek's pension benefit obligations and the adoption of updated mortality tables.

	As of December 31,
	2014	2013	Change	% Change
	(Dollars in Thousands)
Asset retirement obligations	$230,668	$160,682	$69,986	43.6

Asset retirement obligations increased due primarily to a $50.7 million revision in our ARO to decommission Wolf Creek. For additional information, see Note 14 of the Notes to Consolidated Financial Statements, "Asset Retirement Obligations."

LIQUIDITY AND CAPITAL RESOURCES

Overview

Available sources of funds to operate our business include internally generated cash, short-term borrowings under Westar Energy's commercial paper program and revolving credit facilities and access to capital markets. We expect to meet our day-to-day cash requirements including, among other items, fuel and purchased power, dividends, interest payments, income taxes and pension contributions, using primarily internally generated cash and short-term borrowings. To meet the cash requirements for our capital investments, we expect to use internally generated cash, short-term borrowings and proceeds from the issuance of debt and equity securities in the capital markets. When such balances are of sufficient size and it makes economic sense to do so, we also use proceeds from the issuance of long-term debt and equity securities to repay short-term borrowings, which are principally related to investments in capital equipment and the redemption of bonds and for working capital and general corporate purposes. In 2015, we expect to continue our significant capital spending program and plan to contribute to our pension trust. We continue to believe that we will have the ability to pay dividends. Uncertainties affecting our ability to meet cash requirements include, among others, factors affecting revenues described in "Item 1A. Risk Factors" and "—Operating Results" above, economic conditions, regulatory actions, compliance with environmental regulations and conditions in the capital markets. For additional information on our future cash requirements, see "—Future Cash Requirements" below.

Capital Structure

As of December 31, 2014 and 2013, our capital structure, excluding short-term debt, was as follows:

	As of December 31,
	2014	2013
Common equity	49%	47%
Noncontrolling interests	<1%	<1%
Long-term debt, including VIEs	51%	53%

Short-Term Borrowings

Westar Energy maintains a commercial paper program pursuant to which it may issue commercial paper up to a maximum aggregate amount outstanding at any one time of $1.0 billion. This program is supported by Westar Energy's revolving credit facilities. Maturities of commercial paper issuances may not exceed 365 days from the date of issuance and proceeds from such issuances will be used to temporarily fund capital expenditures, to redeem debt on an interim basis, for working capital and/or for other general corporate purposes. As of February 17, 2015, Westar Energy had $402.3 million of commercial paper issued and outstanding.

Westar Energy has two revolving credit facilities in the amounts of $730.0 million and $270.0 million. In September 2014, Westar Energy extended the term of the $730.0 million facility by one year to terminate in September 2018, $81.4 million of which will expire in September 2017. In February 2014, Westar Energy extended the term of its $270.0 million credit facility to February 2017, $20.0 million of which will terminate in February 2016. As long as there is no default under the facilities, the $730.0 million facility may be extended an additional two years and the aggregate amount of borrowings under the $730.0 million and $270.0 million facilities may be increased to $1.0 billion and $400.0 million, respectively, subject to lender participation. All borrowings under the facilities are secured by KGE first mortgage bonds. Total combined borrowings under the revolving credit facilities and the commercial paper program may not exceed $1.0 billion at any given time. As of February 17, 2015, no amounts were borrowed and $15.4 million of letters of credit had been issued under the $730.0 million facility. No amounts were borrowed and no letters of credit were issued under the $270.0 million facility as of the same date.

A default by Westar Energy or KGE under other indebtedness totaling more than $25.0 million would be a default under both revolving credit facilities. Westar Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio of 65% or less at all times. At December 31, 2014, our ratio was 52%. See Note 8 of the Notes to Consolidated Financial Statements, "Short-Term Debt," for additional information regarding our short-term borrowings.

Long-Term Debt Financing

In January 2015, Westar Energy redeemed $125.0 million in principal amount of first mortgage bonds bearing stated interest at 5.95% and maturing January 2035.

In July 2014, KGE issued $250.0 million in principal amount of first mortgage bonds bearing stated interest at 4.30% and maturing July 2044. The proceeds were used to retire Westar Energy first mortgage bonds in a principal amount of $250.0 million with a stated interest of 6.00% maturing in July 2014.

In May 2014, Westar Energy issued $180.0 million in principal amount of first mortgage bonds bearing stated interest at 4.10% and maturing April 2043. These bonds constitute a further issuance of a series of bonds initially issued in March 2013 in a principal amount of $250.0 million. Proceeds from the May 2014 issuance were used in June 2014 to redeem three KGE pollution control bond series totaling $177.5 million principal amount at stated interest rates between 5.00% and 5.30%.

As of December 31, 2014, we had $121.9 million of variable rate, tax-exempt bonds. While the interest rates for these bonds have been extremely low, we continue to monitor the credit markets and evaluate our options with respect to these bonds.

The Westar Energy and KGE mortgages each contain provisions restricting the amount of first mortgage bonds that can be issued by each entity. We must comply with such restrictions prior to the issuance of additional first mortgage bonds or other secured indebtedness.

Under the Westar Energy mortgage, the issuance of bonds is subject to limitations based on the amount of bondable property additions. In addition, so long as any bonds issued prior to January 1, 1997 remain outstanding, the mortgage prohibits additional first mortgage bonds from being issued, except in connection with certain refundings, unless Westar Energy's unconsolidated net earnings available for interest, depreciation and property retirement (which as defined, does not include earnings or losses attributable to the ownership of securities of subsidiaries), for a period of 12 consecutive months within 15 months preceding the issuance, are not less than the greater of twice the annual interest charges on or 10% of the principal amount of all first mortgage bonds outstanding after giving effect to the proposed issuance. As of December 31, 2014, approximately $743.2 million principal amount of additional first mortgage bonds could be issued under the most restrictive provisions in the mortgage, except in connection with certain refundings.

Under the KGE mortgage, the issuance of bonds is subject to limitations based on the amount of bondable property additions. In addition, the mortgage prohibits additional first mortgage bonds from being issued, except in connection with certain refundings, unless KGE's net earnings before income taxes and before provision for retirement and depreciation of property for a period of 12 consecutive months within 15 months preceding the issuance are not less than either two and one-half times the annual interest charges on or 10% of the principal amount of all KGE first mortgage bonds outstanding after giving effect to the proposed issuance. As of December 31, 2014, approximately $1.3 billion principal amount of additional KGE first mortgage bonds could be issued under the most restrictive provisions in the mortgage.

Some of our debt instruments contain restrictions that require us to maintain leverage ratios as defined in the credit agreements. We calculate these ratios in accordance with the agreements and they are used to determine compliance with our various debt covenants. We were in compliance with these covenants as of December 31, 2014.

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

As of February 17, 2015, our ratings with the agencies are as shown in the table below.

	Westar Energy First Mortgage Bond Rating	KGE First Mortgage Bond Rating	Westar Energy Commercial Paper	Rating Outlook
Moody’s	A2	A2	P-2	Stable
S&P	A	A	A-2	Stable
Fitch	A-	A-	F2	Positive

Common Stock

Westar Energy's Restated Articles of Incorporation, as amended, provide for 275.0 million authorized shares of common stock. As of December 31, 2014, Westar Energy had 131.7 million shares issued and outstanding.

In September 2013, Westar Energy entered into two forward sale agreements with two banks. Under the terms of the agreements, the banks, as forward sellers, borrowed 8.0 million shares of Westar Energy's common stock from third parties and sold them to a group of underwriters for $31.15 per share. Pursuant to over-allotment options granted to the underwriters, the underwriters purchased in October 2013 an additional 0.9 million shares from the banks as forward sellers, increasing the total number of shares under the forward sale agreements to approximately 8.9 million. The underwriters received a commission equal to 3.5% of the sales price of all shares sold under each agreement. Westar Energy must settle such transactions within 24 months of the applicable agreement.

In March 2013, Westar Energy entered into a three-year sales agency financing agreement and master forward sale agreement with a bank. The maximum amount that Westar Energy may offer and sell under the March 2013 agreements is the lesser of an aggregate of $500.0 million or approximately 25.0 million shares, subject to adjustment for share splits, share combinations and share dividends. Under the terms of the sales agency financing agreement, Westar Energy may offer and sell shares of its common stock from time to time. In addition, under the terms of the sales agency financing agreement and master forward sale confirmation, Westar Energy may from time to time enter into one or more forward sale transactions with the bank, as forward purchaser, and the bank will borrow shares of Westar Energy's common stock from third parties and sell them through its agent. The agent receives a commission equal to 1% of the sales price of all shares sold under the agreements. Westar Energy must settle the forward sale transactions within 18 months of the date each transaction is entered.
In April 2010, Westar Energy entered into a three-year sales agency financing agreement and master forward sale agreement with a bank that was terminated in March 2013. The maximum amount that Westar Energy could offer and sell under the agreements was the lesser of an aggregate of $500.0 million or approximately 22.0 million shares, subject to adjustment for share splits, share combinations and share dividends. Terms under these agreements are generally similar to the March 2013 agreements described above.

The following table summarizes our common stock activity pursuant to the three forward sale agreements.

	Year Ended December 31,
	2014	2013	2012
Shares that could be settled at beginning of year	12,052,976	1,753,415	—
Transactions entered	—	11,367,673	1,753,415
Transactions settled (a)	2,892,476	1,068,112	—
Shares that could be settled at end of year (b)	9,160,500	12,052,976	1,753,415
_______________
(a) The shares settled during the years ended December 31, 2014 and 2013, were settled with a physical settlement amount of approximately $82.9 million and $27.0 million, respectively.
(b) Assuming physical share settlement of the 9.2 million shares associated with the forward sale transactions that could be settled as of December 31, 2014, Westar Energy would have received aggregate proceeds of approximately $258.3 million based on a weighted average forward price of $28.20 per share. In February 2015, Westar Energy settled 0.2 million shares with a physical settlement amount of approximately $7.5 million.

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

Westar Energy used the proceeds from the transactions described above to repay short-term borrowings, with such borrowed amounts principally used for investments in capital equipment, as well as for working capital and general corporate purposes.

Summary of Cash Flows

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Cash flows from (used in):
Operating activities	$824,355	$702,803	$599,106
Investing activities	(838,748)	(641,901)	(797,337)
Financing activities	14,462	(62,244)	200,521
Net (decrease) increase in cash and cash equivalents	$69	$(1,342)	$2,290

Cash Flows from Operating Activities

Cash flows from operating activities increased $121.6 million in 2014 compared to 2013 due principally to our having received $384.2 million more from retail and wholesale customers. This increase was offset partially by our having paid $227.4 million more for fuel and purchased power.

Cash flows from operating activities increased $103.7 million in 2013 compared to 2012 due principally to our having received about $74.3 million more from retail and wholesale customers, our having paid approximately $40.9 million less for pension and post retirement contributions, our having paid $29.7 million in 2012 to settle treasury yield hedge transactions, and our receiving $9.6 million more in corporate owned life insurance (COLI) death proceeds. Increases were offset partially by our having paid approximately $65.6 million more for the planned Wolf Creek refueling and maintenance outage.

Cash Flows used in Investing Activities

Cash flows used in investing activities increased $196.8 million from 2013 to 2014 due primarily to decreased proceeds from investment in COLI of $104.4 million and increased investment in property, plant and equipment of $72.0 million.

Cash flows used in investing activities decreased $155.4 million from 2012 to 2013 due primarily to increased proceeds from investment in COLI of $114.1 million and decreased investment in property, plant and equipment of $30.1 million.

Cash Flows from (used in) Financing Activities

Cash flows from financing activities increased $76.7 million in 2014 compared to 2013. The increase was due primarily to our having borrowed $327.6 million more in short-term debt, our having repaid $104.2 million less for borrowings against the cash surrender value of COLI, and also an increase in issuances of common stock of $54.8 million. This was partially offset by our having paid $327.5 million more to retire, and our having received $74.4 million less from issuances of, long-term debt.

Cash flows from financing activities decreased $262.8 million in 2013 compared to 2012. The decrease was due primarily to our having borrowed $258.1 million less in short term debt and our having repaid $110.6 million more for borrowings against the cash surrender value of COLI. This decrease was partially offset by our having paid $120.6 million less to retire long-term debt.

Future Cash Requirements

Our business requires significant capital investments. Through 2017, we expect to need cash primarily for utility construction programs designed to improve and expand facilities related to providing electric service, which include, but are not limited to, expenditures for environmental projects at our coal-fired power plants, new transmission lines and other improvements to our power plants, transmission and distribution lines and equipment. We expect to meet these cash needs with internally generated cash, short-term borrowings and the issuance of securities in the capital markets.

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

Capital expenditures for 2014 and anticipated capital expenditures, including costs of removal, for 2015 through 2017 are shown in the following table.

	Actual	Projected
	2014	2015	2016	2017
	(In Thousands)
Generation:
Replacements and other	$206,674	$175,200	$181,100	$140,900
Environmental	237,959	85,400	26,800	14,500
Nuclear fuel	41,873	15,700	28,800	46,500
Transmission (a)	187,957	198,600	205,300	216,100
Distribution	135,654	165,500	171,700	189,200
Other	41,936	51,600	47,300	63,800
Total capital expenditures	$852,053	$692,000	$661,000	$671,000
_______________

(a)	In addition to amounts listed, we made an $8.0 million investment in Prairie Wind in 2014. We do not anticipate any further investment related to Prairie Wind in 2015 through 2017.

We prepare these estimates for planning purposes and revise them from time to time. Actual expenditures will differ, perhaps materially, from our estimates due to changing regulatory requirements, changing costs, delays or advances in engineering, construction or permitting, changes in the availability and cost of capital and other factors discussed in "Item 1A. Risk Factors." We and our generating plant co-owners periodically evaluate these estimates and this may result in possibly material changes in actual costs.

We will also need significant amounts of cash in the future to meet our long-term debt obligations. The principal amounts of our long-term debt maturities as of December 31, 2014, are as follows.

Year	Long-term debt	Long-term debt of VIEs
	(In Thousands)
2015	$—	$27,933
2016	—	28,309
2017	125,000	26,842
2018	300,000	28,538
2019	300,000	31,485
Thereafter	2,501,940	51,097
Total maturities	$3,226,940	$194,204

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

We contributed $26.4 million to our pension trust in 2014 and $27.5 million in 2013. We expect to contribute approximately $42.0 million in 2015. In 2014 and 2013, we also funded $7.1 million and $7.6 million, respectively, of Wolf Creek's pension plan contributions. In 2015, we plan to contribute $4.7 million to fund Wolf Creek's pension plan contributions. See Notes 11 and 12 of the Notes to Consolidated Financial Statements, "Employee Benefit Plans" and "Wolf Creek Employee Benefit Plans," for additional discussion of Westar Energy and Wolf Creek benefit plans, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

As discussed under "—Common Stock" above and in Note 16 of the Notes to Consolidated Financial Statements, "Common and Preferred Stock," Westar Energy entered into several forward sale agreements with banks in 2013. The forward sale agreements are off-balance sheet arrangements. We also have off-balance sheet arrangements in the form of operating leases and letters of credit entered into in the ordinary course of business. We did not have any additional off-balance sheet arrangements as of December 31, 2014.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In the course of our business activities, we enter into a variety of contracts and commercial commitments. Some of these result in direct obligations reflected on our consolidated balance sheets while others are commitments, some firm and some based on uncertainties, not reflected in our underlying consolidated financial statements.

Contractual Cash Obligations

The following table summarizes the projected future cash payments for our contractual obligations existing as of December 31, 2014.

	Total	2015	2016 - 2017	2018 - 2019	Thereafter
	(In Thousands)
Long-term debt (a)	$3,226,940	$—	$125,000	$600,000	$2,501,940
Long-term debt of VIEs (a)	194,204	27,933	55,151	60,023	51,097
Interest on long-term debt (b)	2,898,604	167,699	332,178	286,597	2,112,130
Interest on long-term debt of VIEs	38,025	10,430	15,776	9,312	2,507
Long-term debt, including interest	6,357,773	206,062	528,105	955,932	4,667,674
Pension and post-retirement benefit expected contributions (c)	47,300	47,300	—	—	—
Capital leases (d)	86,664	6,379	11,001	9,624	59,660
Operating leases (e)	53,583	12,396	18,994	13,078	9,115
Other obligations of VIEs (f)	13,942	1,076	8,310	4,556	—
Fossil fuel (g)	1,189,900	203,033	409,771	354,417	222,679
Nuclear fuel (h)	157,931	13,621	54,099	19,375	70,836
Transmission service (i)	33,949	9,491	9,590	6,861	8,007
Unconditional purchase obligations	482,880	406,859	48,774	27,247	—
Total contractual obligations (j)	$8,423,922	$906,217	$1,088,644	$1,391,090	$5,037,971
_______________

(a)	See Note 9 of the Notes to Consolidated Financial Statements, "Long-Term Debt," for individual maturities.

(b)	We calculate interest on our variable rate debt based on the effective interest rates as of December 31, 2014.

(c)
Our contribution amounts for future periods are not yet known. See Notes 11 and 12 of the Notes to Consolidated Financial Statements, "Employee Benefit Plans" and "Wolf Creek Employee Benefit Plans," for additional information regarding pension and post-retirement benefits.

(d)	Includes principal and interest on capital leases.

(e)	Includes leases for operating facilities, operating equipment, office space, office equipment, vehicles and rail cars as well as other miscellaneous commitments.

(f)	See Note 17 of the Notes to Consolidated Financial Statements, “Variable Interest Entities,” for additional information on VIEs.

(g)	Coal and natural gas commodity and transportation contracts.

(h)	Uranium concentrates, conversion, enrichment and fabrication.

(i)	Includes obligations to SPP for transmission service payments. See Note 13 of the Notes to Consolidated Financial Statements, "Commitments and Contingencies," for additional information.

(j)
We have $1.5 million of unrecognized income tax benefits, including interest, that are not included in this table because we cannot reasonably estimate the timing of the cash payments to taxing authorities assuming those unrecognized income tax benefits are settled at the amounts accrued as of December 31, 2014.

Commercial Commitments

Our commercial commitments as of December 31, 2014, consist of outstanding letters of credit that expire in 2015, some of which automatically renew annually. The letters of credit are comprised of $9.2 million related to new transmission projects, $3.9 million related to energy marketing and trading activities, $0.8 million related to workers' compensation and $2.4 million related to other operating activities, for a total outstanding balance of $16.3 million.

OTHER INFORMATION

Changes in Prices

KCC Proceedings

We plan to file an application with the KCC in early March 2015 to adjust our prices to include the additional investment in the La Cygne environmental upgrades, investment to extend the life of Wolf Creek and programs to improve reliability. We expect the KCC to issue an order on our request by late October 2015.

In December 2014, the KCC approved an order allowing us to adjust our prices to include costs incurred for property taxes. The new prices were effective in January 2015 and are expected to increase our annual retail revenues by approximately $4.9 million.

In October 2014, the KCC approved an order to adjust our prices to include previously deferred amounts associated with various energy efficiency programs. The new prices were effective in November 2014 and we estimate this will decrease our annual retail revenues by a total of approximately $5.0 million.

We, KCC staff and a consumer advocate joined in a request filed with the KCC to defer depreciation expense and carrying costs related to our capital investment associated with environmental upgrades at La Cygne until new retail prices become effective following a general rate case expected to be filed in March 2015. We estimate our share of these deferred costs will be approximately $20.0 million and we expect to begin deferring these costs in March 2015. In September 2014, the KCC issued an order approving the joint application that will allow us to include these deferred costs in our next general rate case, which is expected to increase our annual revenues by approximately $4.0 million.

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

FERC Proceedings

In August 2014, the KCC filed a challenge with the FERC regarding rate making as it pertains to the cost of interstate electrical transmission service we operate. The KCC is requesting that we lower our transmission return on equity by nearly two percentage points, which would result in reductions of the TFR revenue requirement if granted. If we are unable to reach a settlement, the FERC will schedule a hearing.

Our TFR that includes projected 2014 transmission capital expenditures and operating costs became effective January 2014 and were expected to increase annual transmission revenues by approximately $44.3 million. This updated rate provided the basis for our request to the KCC to adjust our retail prices to include updated transmission costs discussed above.

Our TFR that includes projected 2015 transmission capital expenditures and operating costs became effective in January 2015 and is expected to decrease our annual transmission revenues by approximately $4.6 million.

Wolf Creek Outage

Wolf Creek normally operates on an 18-month planned refueling and maintenance outage schedule. However, as a result of an unscheduled maintenance outage at Wolf Creek in 2012 coupled with the longer than planned refueling and maintenance outage in 2011, Wolf Creek has since operated on a longer refueling and maintenance outage schedule. After the next planned refueling and maintenance outage, occurring in the first quarter of 2015, Wolf Creek will revert back to the normal 18-month refueling and maintenance outage schedule. In order to revert to the normal schedule, Wolf Creek underwent a planned maintenance outage in the first quarter of 2014. The outage was not part of a refueling outage and therefore was expensed as incurred. Our share of the 2014 outage costs was approximately $8.7 million.

Stock-Based Compensation

We use two types of restricted share units (RSUs) for our stock-based compensation awards; those with service requirements and those with performance measures. See Note 11 of the Notes to Consolidated Financial Statements, "Employee Benefit Plans," for additional information. Total unrecognized compensation cost related to RSU awards with only service requirements was $4.4 million as of December 31, 2014, and we expect to recognize these costs over a remaining weighted-average period of 1.9 years. Total unrecognized compensation cost related to RSU awards with performance measures was $3.8 million as of December 31, 2014, and we expect to recognize these costs over a remaining weighted-average period of 1.7 years.

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

One way by which we manage and measure the commodity price risk of our trading portfolio is by using a variance/covariance value-at-risk (VaR) model. In addition to VaR, we employ additional risk control processes such as stress testing, daily loss limits, credit limits and position limits. We expect to use similar control processes in the future. The use of VaR requires assumptions, including the selection of a confidence level and a measure of volatility associated with potential losses and the estimated holding period. We express VaR as a potential dollar loss based on a 95% confidence level using a one-day holding period and a 20-day historical observation period. It is possible that actual results may differ significantly from assumptions. Accordingly, VaR may not accurately reflect our levels of exposure. The energy trading and market-based wholesale portfolio VaR amounts for 2014 and 2013 were as follows:

	2014	2013
	(In Thousands)
High	$614	$205
Low	14	9
Average	76	83

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

We had approximately $407.5 million of variable rate debt and current maturities of fixed rate debt as of December 31, 2014. A 100 basis point change in interest rates applicable to this debt would impact income before income taxes on an annualized basis by approximately $4.0 million. As of December 31, 2014, we had $121.9 million of variable rate bonds insured by bond insurers. Interest rates payable under these bonds are normally set through periodic auctions. However, conditions in the credit markets over the past few years caused a dramatic reduction in the demand for auction bonds, which led to failed auctions. The contractual provisions of these securities set forth an indexing formula method by which interest will be paid in the event of an auction failure. Depending on the level of these reference indices, our interest costs may be higher or lower than what they would have been had the securities been auctioned successfully. Additionally, should insurers of those bonds experience a decrease in their credit ratings, such event could increase our borrowing costs. Furthermore, a decline in interest rates generally can serve to increase our pension and post-retirement benefit obligations.

Security Price Risk

We maintain the NDT, as required by the NRC and Kansas statute, to fund certain costs of nuclear plant decommissioning. As of December 31, 2014, investments in the NDT were allocated 50% to equity securities, 26% to debt securities, 10% to combination debt/equity/other securities, 9% to alternative investments, 5% to real estate securities and less than 1% to cash equivalents. As of December 31, 2014 and 2013, the fair value of the NDT investments was $185.0 million and $175.6 million, respectively. Changes in interest rates and/or other market changes resulting in a 10% decrease in the value of the securities would have resulted in an $18.5 million decrease in the value of the NDT as of December 31, 2014.

We also maintain a trust to fund non-qualified retirement benefits. As of December 31, 2014, investments in the trust were comprised of 65% equity securities, 35% debt securities and less than 1% cash equivalents. The fair value of the investments in this trust was $35.5 million as of December 31, 2014, and $34.9 million as of December 31, 2013. Changes in interest rates and/or other market changes resulting in a 10% decrease in the value of the securities would have resulted in a $3.5 million decrease in the value of the trust as of December 31, 2014.

By maintaining diversified portfolios of securities, we seek to optimize the returns to fund the aforementioned obligations within acceptable risk tolerances, including interest rate risk. However, many of the securities in the portfolios are exposed to price fluctuations in the capital markets. If the value of the securities diminishes, the cost of funding the obligations rises. We actively monitor the portfolios by benchmarking the performance of the investments against relevant indices and by maintaining and periodically reviewing the asset allocations in relation to established policy targets. Our exposure to security price risk related to the NDT is in part mitigated because we are currently allowed to recover decommissioning costs in the prices we charge our customers.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, we concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm has issued an audit report on the company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Westar Energy, Inc.
Topeka, Kansas

We have audited the internal control over financial reporting of Westar Energy, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2014 of the Company and our report dated February 25, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Kansas City, Missouri
February 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Westar Energy, Inc.
Topeka, Kansas

We have audited the accompanying consolidated balance sheets of Westar Energy, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Westar Energy, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Kansas City, Missouri
February 25, 2015

WESTAR ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Par Values)

	As of December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,556	$4,487
Accounts receivable, net of allowance for doubtful accounts of $5,309 and $4,596, respectively	267,327	250,036
Fuel inventory and supplies	247,406	239,511
Deferred tax assets	29,636	37,954
Prepaid expenses	15,793	15,821
Regulatory assets	105,549	135,408
Other	30,655	23,608
Total Current Assets	700,922	706,825
PROPERTY, PLANT AND EQUIPMENT, NET	8,162,908	7,551,916
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	278,573	296,626
OTHER ASSETS:
Regulatory assets	754,229	620,006
Nuclear decommissioning trust	185,016	175,625
Other	265,353	246,140
Total Other Assets	1,204,598	1,041,771
TOTAL ASSETS	$10,347,001	$9,597,138
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$250,000
Current maturities of long-term debt of variable interest entities	27,933	27,479
Short-term debt	257,600	134,600
Accounts payable	219,351	233,351
Accrued dividends	44,971	43,604
Accrued taxes	74,356	69,769
Accrued interest	79,707	80,457
Regulatory liabilities	55,142	35,982
Other	90,571	80,184
Total Current Liabilities	849,631	955,426
LONG-TERM LIABILITIES:
Long-term debt, net	3,215,539	2,968,958
Long-term debt of variable interest entities, net	166,565	194,802
Deferred income taxes	1,475,487	1,363,148
Unamortized investment tax credits	211,040	192,265
Regulatory liabilities	288,343	293,574
Accrued employee benefits	532,622	331,558
Asset retirement obligations	230,668	160,682
Other	75,799	68,194
Total Long-Term Liabilities	6,196,063	5,573,181
COMMITMENTS AND CONTINGENCIES (See Notes 13 and 15)
EQUITY:
Westar Energy, Inc. Shareholders’ Equity:
Common stock, par value $5 per share; authorized 275,000,000 shares; issued and outstanding 131,687,454 shares and 128,254,229 shares, respective to each date	658,437	641,271
Paid-in capital	1,781,120	1,696,727
Retained earnings	855,299	724,776
Total Westar Energy, Inc. Shareholders’ Equity	3,294,856	3,062,774
Noncontrolling Interests	6,451	5,757
Total Equity	3,301,307	3,068,531
TOTAL LIABILITIES AND EQUITY	$10,347,001	$9,597,138

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2014	2013	2012
REVENUES	$2,601,703	$2,370,654	$2,261,470
OPERATING EXPENSES:
Fuel and purchased power	705,450	634,797	589,990
SPP network transmission costs	218,924	178,604	166,547
Operating and maintenance	367,188	359,060	342,055
Depreciation and amortization	286,442	272,593	270,464
Selling, general and administrative	250,439	224,133	226,012
Taxes other than income tax	140,302	122,282	104,269
Total Operating Expenses	1,968,745	1,791,469	1,699,337
INCOME FROM OPERATIONS	632,958	579,185	562,133
OTHER INCOME (EXPENSE):
Investment earnings	10,622	10,056	7,411
Other income	31,522	35,609	35,378
Other expense	(18,389)	(18,099)	(19,987)
Total Other Income (Expense)	23,755	27,566	22,802
Interest expense	183,118	182,167	176,337
INCOME BEFORE INCOME TAXES	473,595	424,584	408,598
Income tax expense	151,270	123,721	126,136
NET INCOME	322,325	300,863	282,462
Less: Net income attributable to noncontrolling interests	9,066	8,343	7,316
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	313,259	292,520	275,146
Preferred dividends	—	—	1,616
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$313,259	$292,520	$273,530
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY (see Note 2):
Basic earnings per common share	$2.40	$2.29	$2.15
Diluted earnings per common share	$2.35	$2.27	$2.15
AVERAGE EQUIVALENT COMMON SHARES OUTSTANDING	130,014,941	127,462,994	126,711,869
DIVIDENDS DECLARED PER COMMON SHARE	$1.40	$1.36	$1.32

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$322,325	$300,863	$282,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	286,442	272,593	270,464
Amortization of nuclear fuel	26,051	22,690	24,369
Amortization of deferred regulatory gain from sale leaseback	(5,495)	(5,495)	(5,495)
Amortization of corporate-owned life insurance	20,202	15,149	28,792
Non-cash compensation	7,280	8,188	7,255
Net deferred income taxes and credits	151,451	123,307	126,248
Stock-based compensation excess tax benefits	(875)	(576)	(1,698)
Allowance for equity funds used during construction	(17,029)	(14,143)	(11,706)
Changes in working capital items:
Accounts receivable	(17,291)	(24,649)	2,408
Fuel inventory and supplies	(8,773)	10,124	(19,227)
Prepaid expenses and other	36,717	(12,316)	(3,630)
Accounts payable	6,189	7,856	(19,161)
Accrued taxes	6,596	14,218	11,937
Other current liabilities	(31,624)	(52,829)	(105,169)
Changes in other assets	6,378	(4,167)	13,015
Changes in other liabilities	35,811	41,990	(1,758)
Cash Flows from Operating Activities	824,355	702,803	599,106
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(852,052)	(780,098)	(810,209)
Purchase of securities - trusts	(9,075)	(66,668)	(20,473)
Sale of securities - trusts	11,125	81,994	21,604
Investment in corporate-owned life insurance	(16,250)	(17,724)	(18,404)
Proceeds from investment in corporate-owned life insurance	43,234	147,658	33,542
Proceeds from federal grant	—	876	4,775
Investment in affiliated company	(8,000)	(4,947)	(8,669)
Other investing activities	(7,730)	(2,992)	497
Cash Flows used in Investing Activities	(838,748)	(641,901)	(797,337)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	122,406	(205,241)	52,900
Proceeds from long-term debt	417,943	492,347	541,374
Retirements of long-term debt	(427,500)	(100,000)	(220,563)
Retirements of long-term debt of variable interest entities	(27,479)	(25,942)	(28,114)
Repayment of capital leases	(3,340)	(2,995)	(2,679)
Borrowings against cash surrender value of corporate-owned life insurance	59,766	59,565	67,791
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(41,249)	(145,418)	(34,838)
Stock-based compensation excess tax benefits	875	576	1,698
Preferred stock redemption	—	—	(22,567)
Issuance of common stock	87,669	32,906	6,996
Distributions to shareholders of noncontrolling interests	(1,030)	(2,419)	(3,295)
Cash dividends paid	(171,507)	(162,904)	(158,182)
Other financing activities	(2,092)	(2,719)	—
Cash Flows from (used in) Financing Activities	14,462	(62,244)	200,521
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	69	(1,342)	2,290
CASH AND CASH EQUIVALENTS:
Beginning of period	4,487	5,829	3,539
End of period	$4,556	$4,487	$5,829

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in Thousands)

	Westar Energy, Inc. Shareholders
	Cumulative preferred stock shares	Cumulative preferred stock	Common stock shares	Common stock	Paid-in capital	Retained earnings	Non-controlling interests	Total equity
Balance as of December 31, 2011	214,363	$21,436	125,698,396	$628,492	$1,639,503	$501,216	$10,094	$2,800,741
Net income	—	—	—	—	—	275,146	7,316	282,462
Issuance of stock	—	—	242,463	1,212	5,784	—	—	6,996
Issuance of stock for compensation and reinvested dividends	—	—	562,889	2,815	6,274	—	—	9,089
Tax withholding related to stock compensation	—	—	—	—	(3,490)	—	—	(3,490)
Stock redemption	(214,363)	(21,436)	—	—	—	—	—	(21,436)
Preferred dividends	—	—	—	—	—	(1,616)	—	(1,616)
Dividends on common stock ($1.32 per share)	—	—	—	—	—	(168,097)	—	(168,097)
Stock compensation expense	—	—	—	—	7,203	—	—	7,203
Tax benefit on stock compensation	—	—	—	—	1,698	—	—	1,698
Distributions to shareholders of noncontrolling interests	—	—	—	—	—	—	(3,295)	(3,295)
Balance as of December 31, 2012	—	—	126,503,748	632,519	1,656,972	606,649	14,115	2,910,255
Net income	—	—	—	—	—	292,520	8,343	300,863
Issuance of stock	—	—	1,256,391	6,282	26,624	—	—	32,906
Issuance of stock for compensation and reinvested dividends	—	—	494,090	2,470	7,171	—	—	9,641
Tax withholding related to stock compensation	—	—	—	—	(2,719)	—	—	(2,719)
Dividends on common stock ($1.36 per share)	—	—	—	—	—	(174,393)	—	(174,393)
Stock compensation expense	—	—	—	—	8,103	—	—	8,103
Tax benefit on stock compensation	—	—	—	—	576	—	—	576
Deconsolidation of noncontrolling interests	—	—	—	—	—	—	(14,282)	(14,282)
Distributions to shareholders of noncontrolling interests	—	—	—	—	—	—	(2,419)	(2,419)
Balance as of December 31, 2013	—	—	128,254,229	641,271	1,696,727	724,776	5,757	3,068,531
Net income	—	—	—	—	—	313,259	9,066	322,325
Issuance of stock	—	—	3,026,239	15,131	72,538	—	—	87,669
Issuance of stock for compensation and reinvested dividends	—	—	406,986	2,035	7,120	—	—	9,155
Tax withholding related to stock compensation	—	—	—	—	(2,092)	—	—	(2,092)
Dividends on common stock ($1.40 per share)	—	—	—	—	—	(182,736)	—	(182,736)
Stock compensation expense	—	—	—	—	7,193	—	—	7,193
Tax benefit on stock compensation	—	—	—	—	875	—	—	875
Deconsolidation of noncontrolling interests	—	—	—	—	—	—	(7,342)	(7,342)
Distributions to shareholders of noncontrolling interests	—	—	—	—	—	—	(1,030)	(1,030)
Other	—	—	—	—	(1,241)	—	—	(1,241)
Balance as of December 31, 2014	—	$—	131,687,454	$658,437	$1,781,120	$855,299	$6,451	$3,301,307

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

We provide electric generation, transmission and distribution services to approximately 698,000 customers in Kansas. Westar Energy provides these services in central and northeastern Kansas, including the cities of Topeka, Lawrence, Manhattan, Salina and Hutchinson. Kansas Gas and Electric Company (KGE), Westar Energy's wholly-owned subsidiary, provides these services in south-central and southeastern Kansas, including the city of Wichita. Both Westar Energy and KGE conduct business using the name Westar Energy. Our corporate headquarters is located at 818 South Kansas Avenue, Topeka, Kansas 66612.

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

Use of Management's Estimates

When we prepare our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities, at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, including those related to depreciation, unbilled revenue, valuation of investments, forecasted fuel costs included in our retail energy cost adjustment (RECA) billed to customers, income taxes, pension and post-retirement benefits, our asset retirement obligations (AROs) including the decommissioning of Wolf Creek Generating Station (Wolf Creek), environmental issues, VIEs, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions.

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

Fuel Inventory and Supplies

We state fuel inventory and supplies at average cost. Following are the balances for fuel inventory and supplies stated separately.

	As of December 31,
	2014	2013
	(In Thousands)
Fuel inventory	$70,416	$78,368
Supplies	176,990	161,143
Fuel inventory and supplies	$247,406	$239,511

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

	Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Borrowed funds	$12,044	$11,706	$10,399
Equity funds	17,029	14,143	11,706
Total	$29,073	$25,849	$22,105
Average AFUDC Rates	6.7%	4.8%	5.0%

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

Depreciation

We depreciate utility plant using a straight-line method. The depreciation rates are based on an average annual composite basis using group rates that approximated 2.4% in 2014, 2.5% in 2013 and 2.6% in 2012.

Depreciable lives of property, plant and equipment are as follows.

	Years
Fossil fuel generating facilities	6	to	78
Nuclear fuel generating facility	55	to	71
Wind generating facilities	19	to	20
Transmission facilities	15	to	75
Distribution facilities	22	to	68
Other	5	to	30

Nuclear Fuel

We record as property, plant and equipment our share of the cost of nuclear fuel used in the process of refinement, conversion, enrichment and fabrication. We reflect this at original cost and amortize such amounts to fuel expense based on the quantity of heat consumed during the generation of electricity as measured in millions of British thermal units (MMBtu). The accumulated amortization of nuclear fuel in the reactor was $72.3 million as of December 31, 2014, and $46.2 million as of December 31, 2013. The cost of nuclear fuel charged to fuel and purchased power expense was $27.3 million in 2014, $26.5 million in 2013 and $28.3 million in 2012.

Cash Surrender Value of Life Insurance

We recorded on our consolidated balance sheets in other long-term assets the following amounts related to corporate-owned life insurance (COLI) policies.

	As of December 31,
	2014	2013
	(In Thousands)
Cash surrender value of policies	$1,306,777	$1,289,457
Borrowings against policies	(1,173,956)	(1,156,341)
Corporate-owned life insurance, net	$132,821	$133,116

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

Our unbilled revenue estimate is affected by factors including fluctuations in energy demand, weather, line losses and changes in the composition of customer classes. We recorded estimated unbilled revenue of $61.0 million as of December 31, 2014, and $60.1 million as of December 31, 2013.

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

The following table reconciles our basic and diluted EPS from net income.

	Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands, Except Per Share Amounts)
Net income	$322,325	$300,863	$282,462
Less: Net income attributable to noncontrolling interests	9,066	8,343	7,316
Net income attributable to Westar Energy, Inc.	313,259	292,520	275,146
Less: Preferred dividends	—	—	1,616
Net income allocated to RSUs	790	810	778
Net income allocated to common stock	$312,469	$291,710	$272,752

Weighted average equivalent common shares outstanding – basic	130,014,941	127,462,994	126,711,869
Effect of dilutive securities:
RSUs	181,397	17,195	97,757
Forward sale agreements	2,628,187	818,505	89,160
Weighted average equivalent common shares outstanding – diluted (a)	132,824,525	128,298,694	126,898,786

Earnings per common share, basic	$2.40	$2.29	$2.15
Earnings per common share, diluted	$2.35	$2.27	$2.15
_______________

(a)	For the years ended December 31, 2014, 2013 and 2012, we had no antidilutive securities.

Supplemental Cash Flow Information

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
CASH PAID FOR (RECEIVED FROM):
Interest on financing activities, net of amount capitalized	$160,292	$148,691	$143,564
Interest on financing activities of VIEs	12,183	13,892	16,214
Income taxes, net of refunds	458	(11)	(4,378)
NON-CASH INVESTING TRANSACTIONS:
Property, plant and equipment additions	143,192	127,544	89,354
Property, plant and equipment of VIEs	(7,342)	(14,282)	—
NON-CASH FINANCING TRANSACTIONS:
Issuance of common stock for reinvested dividends and compensation plans	9,155	9,641	9,089
Deconsolidation of VIEs	(7,342)	(14,282)	—
Assets acquired through capital leases	8,717	334	10,683

New Accounting Pronouncements

We prepare our consolidated financial statements in accordance with GAAP for the United States of America. To address current issues in accounting, regulatory bodies have issued the following new accounting pronouncements that may affect our accounting and/or disclosure.

Extraordinary and Unusual Items

In January 2015, the Financial Accounting Standards Board (FASB) issued guidance that eliminates the accounting concept of extraordinary items. The objective of the new guidance is to reduce complexity in accounting standards while maintaining or improving the usefulness of information provided. The guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. We have elected to adopt effective January 1, 2015, without a material impact to our financial statements.

Revenue Recognition

In May 2014, the FASB issued guidance that addresses revenue from contracts with customers. The objective of the new guidance is to establish principles to report useful information to users of financial statements about the nature, amount, timing and uncertainty of revenue from contracts with customers. This guidance is effective for fiscal years beginning after December 15, 2016. Early application of the standard is not permitted. The standard permits the use of either the retrospective application or cumulative effect transition method. We have not yet selected a transition method or determined the impact on our consolidated financial statements but we do not expect it to be material.

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

	As of December 31,
	2014	2013
	(In Thousands)
Regulatory Assets:
Deferred employee benefit costs	$435,590	$277,122
Amounts due from customers for future income taxes, net	153,984	163,742
Depreciation	68,422	71,047
Debt reacquisition costs	61,079	63,882
Ad valorem tax	39,428	34,492
Treasury yield hedges	26,614	27,594
Asset retirement obligations	26,106	23,555
Disallowed plant costs	15,809	15,964
Wolf Creek outage	11,165	29,026
Energy efficiency program costs	8,933	14,477
Retail energy cost adjustment	—	22,138
Other regulatory assets	12,648	12,375
Total regulatory assets	$859,778	$755,414

Regulatory Liabilities:
Removal costs	$88,242	$114,148
Deferred regulatory gain from sale leaseback	81,055	86,551
Nuclear decommissioning	43,641	43,272
Retail energy cost adjustment	33,274	15,414
Jurisdictional allowance for funds used during construction	33,103	7,893
La Cygne leasehold dismantling costs	22,918	20,505
Other post-retirement benefits costs	15,473	19,000
Kansas tax credits	12,725	11,076
Gain on sale of oil	2,337	4,278
Fuel supply and electricity contracts	1,738	2,635
Other regulatory liabilities	8,979	4,784
Total regulatory liabilities	$343,485	$329,556

Below we summarize the nature and period of recovery for each of the regulatory assets listed in the table above.

•
Deferred employee benefit costs: Includes $399.8 million for pension and post-retirement benefit obligations and $35.8 million for actual pension expense in excess of the amount of such expense recognized in setting our prices. The increase from 2013 to 2014 is attributable primarily to a decrease in the discount rates used to calculate our and Wolf Creek's pension benefit obligations and the adoption of updated mortality tables. During 2015, we will amortize to expense approximately $39.5 million of the benefit obligations and approximately $9.8 million of the excess pension expense. We are amortizing the excess pension expense over a five-year period. We do not earn a return on this asset.

•
Amounts due from customers for future income taxes, net: In accordance with various orders, we have reduced our prices to reflect the income tax benefits associated with certain income tax deductions, thereby passing on these benefits to customers at the time we receive them. We believe it is probable that the net future increases in income taxes payable will be recovered from customers when these temporary income tax benefits reverse in future periods. We have recorded a regulatory asset, net of the regulatory liability, for these amounts. We also have recorded a regulatory liability for our obligation to customers for income taxes recovered in earlier periods when corporate income tax rates were higher than current income tax rates. This benefit will be returned to customers as these temporary differences reverse in future periods. The income tax-related regulatory assets and liabilities as well as unamortized investment tax credits are also temporary differences for which deferred income taxes have been provided. These items are measured by the expected cash flows to be received or settled in future prices. We do not earn a return on this net asset.

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

•
Nuclear decommissioning: We have a legal obligation to decommission Wolf Creek at the end of its useful life. This amount represents the difference between the fair value of the assets held in a decommissioning trust and the amount recorded for the accumulated accretion and depreciation expense associated with our ARO. See Note 4, 5 and 14, "Financial Instruments and Trading Securities," "Financial Investments" and "Asset Retirement Obligations," respectively, for information regarding our nuclear decommissioning trust (NDT) and our ARO.

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

•
La Cygne leasehold dismantling costs: We are contractually obligated to dismantle a portion of La Cygne unit 2. This item represents amounts collected but not yet spent to dismantle this unit and the obligation will be discharged as we dismantle the unit.

•
Other post-retirement benefits costs: Represents amount of other post-retirement benefits expense recognized in setting our prices in excess of actual other post-retirement benefits expense. We amortize the amount over a five-year period.

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

KCC Proceedings

General and Abbreviated Rate Reviews

We, staff of the Kansas Corporation Commission (KCC) and a consumer advocate joined in a request filed with the KCC to defer depreciation expense and carrying costs related to our capital investment associated with environmental upgrades at La Cygne until new retail prices become effective following a general rate case expected to be filed in March 2015. We estimate our share of these deferred costs will be approximately $20.0 million and we expect to begin deferring these costs in March 2015. In September 2014, the KCC issued an order approving the joint application that will allow us to include these deferred costs in our next general rate case, which is expected to increase our annual revenues by approximately $4.0 million.

In November 2013, the KCC issued an order allowing us to adjust our prices to include the additional investment in the La Cygne environmental upgrades, as discussed below, and to reflect cost reductions elsewhere. The new prices were expected to increase our annual retail revenues by approximately $30.7 million.

In April 2012, the KCC issued an order expected to increase our annual retail revenues by approximately $50.0 million. In addition, we revised our depreciation rates to reflect changes in the estimated useful lives of some of our depreciable assets. The change in estimate decreased annual depreciation expense by $43.6 million. The new prices were effective shortly after having received the order.

Environmental Costs

In August 2011, the KCC issued an order ruling that Kansas City Power & Light Company's (KCPL) decision to make environmental upgrades at La Cygne to comply with environmental regulations is prudent and the $1.2 billion project cost estimate is reasonable. We have a 50% interest in La Cygne and intervened in the proceeding. The KCC denied our request to collect our approximately $610.0 million share of the capital investment for the environmental upgrades through our environmental cost recovery rider (ECRR). However, as noted above, we received an order regarding an abbreviated rate review to update our prices to include a portion of the capital costs associated with the project. We will request to collect our remaining investment in La Cygne environmental upgrades as part of a general rate case expected to be filed in March 2015.

We also make annual filings with the KCC to adjust our prices to include costs associated with investments in air quality equipment made during the prior year. In the most recent three years, the KCC issued orders related to such filings allowing us to increase our annual retail revenues by approximately:

•	$11.0 million effective in June 2014;

•	$27.3 million effective in June 2013; and

•	$19.5 million effective in June 2012.

Transmission Costs

We make annual filings with the KCC to adjust our prices to include updated transmission costs as reflected in our transmission formula rate discussed below. In the most recent three years, the KCC issued orders related to such filings allowing us to increase our annual retail revenues by approximately:

•	$41.0 million effective in April 2014;

•	$11.8 million effective in March 2013; and

•	$36.7 million effective in April 2012.

Energy Efficiency

We make annual filings with the KCC to adjust our prices to include previously deferred amounts associated with various energy efficiency programs. In the most recent three years, the KCC issued orders related to such filings authorizing us to adjust our annual retail revenues by approximately:

•	$5.0 million decrease effective in November 2014;

•	$1.3 million decrease effective in November 2013; and

•	$1.1 million increase effective in October 2012.

Property Tax Surcharge

We make annual filings with the KCC to adjust our prices to include the cost incurred for property taxes. In the most recent three years, the KCC issued orders related to such filings allowing us to increase our annual retail revenues by approximately:

•	$12.7 million effective in January 2014;

•	$15.2 million effective in January 2013; and

•	$5.9 million effective in January 2012.

FERC Proceedings

In October of each year, we post an updated transmission formula rate that includes projected transmission capital expenditures and operating costs for the following year. This rate provides the basis for our annual request with the KCC to adjust our retail prices to include updated transmission costs as noted above. In the most recent three years, we posted our transmission formula rate which was expected to increase our annual transmission revenues by approximately:

•	$44.3 million effective in January 2014;

•	$12.2 million effective in January 2013; and

•	$38.2 million effective in January 2012.

In August 2014, the KCC filed a challenge with the Federal Energy Regulatory Commission (FERC) regarding rate making as it pertains to the cost of interstate electrical transmission service we operate. The KCC is requesting that we lower our transmission return on equity by nearly two percentage points, which would result in reductions of the TFR revenue requirement if granted. We are currently in settlement discussions. If we are unable to reach a settlement, FERC may schedule a hearing.

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

	As of December 31, 2014		As of December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
Fixed-rate debt	$3,105,000	$3,488,410	$3,102,500	$3,294,209
Fixed-rate debt of VIEs	194,204	213,579	221,682	241,241

Recurring Fair Value Measurements

The following table provides the amounts and their corresponding level of hierarchy for our assets that are measured at fair value.

As of December 31, 2014	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Nuclear Decommissioning Trust:
Domestic equity funds	$—	$54,925	$6,047	$60,972
International equity funds	—	30,791	—	30,791
Core bond fund	—	19,289	—	19,289
High-yield bond fund	—	13,198	—	13,198
Emerging market bond fund	—	10,988	—	10,988
Other fixed income fund	—	4,779	—	4,779
Combination debt/equity/other funds	—	18,141	—	18,141
Alternative investment fund	—	—	16,970	16,970
Real estate securities fund	—	—	9,548	9,548
Cash equivalents	340	—	—	340
Total Nuclear Decommissioning Trust	340	152,111	32,565	185,016
Trading Securities:
Domestic equity funds	—	18,698	—	18,698
International equity fund	—	4,252	—	4,252
Core bond fund	—	12,379	—	12,379
Cash equivalents	168	—	—	168
Total Trading Securities	168	35,329	—	35,497
Total Assets Measured at Fair Value	$508	$187,440	$32,565	$220,513

As of December 31, 2013
Assets:
Nuclear Decommissioning Trust:
Domestic equity funds	$—	$49,957	$5,817	$55,774
International equity funds	—	31,816	—	31,816
Core bond fund	—	18,107	—	18,107
High-yield bond fund	—	12,902	—	12,902
Emerging market bond fund	—	11,055	—	11,055
Other fixed income fund	—	4,690	—	4,690
Combination debt/equity/other funds	—	17,093	—	17,093
Alternative investment fund	—	—	15,675	15,675
Real estate securities fund	—	—	8,511	8,511
Cash equivalents	2	—	—	2
Total Nuclear Decommissioning Trust	2	145,620	30,003	175,625
Trading Securities:
Domestic equity funds	—	18,075	—	18,075
International equity fund	—	4,519	—	4,519
Core bond fund	—	12,166	—	12,166
Cash equivalents	166	—	—	166
Total Trading Securities	166	34,760	—	34,926
Total Assets Measured at Fair Value	$168	$180,380	$30,003	$210,551

The following table provides reconciliations of assets held in the NDT measured at fair value using significant level 3 inputs for the years ended December 31, 2014 and 2013.

	Domestic Equity Funds	Alternative Investment Fund	Real Estate Securities Fund	Net Balance
	(In Thousands)
Balance as of December 31, 2013	$5,817	$15,675	$8,511	$30,003
Total realized and unrealized gains included in:
Regulatory liabilities	391	1,295	1,037	2,723
Purchases	335	—	351	686
Sales	(496)	—	(351)	(847)
Balance as of December 31, 2014	$6,047	$16,970	$9,548	$32,565

Balance as of December 31, 2012	$4,899	$—	$7,865	$12,764
Total realized and unrealized gains included in:
Regulatory liabilities	940	675	646	2,261
Purchases	341	15,000	287	15,628
Sales	(363)	—	(287)	(650)
Balance as of December 31, 2013	$5,817	$15,675	$8,511	$30,003

Portions of the gains and losses contributing to changes in net assets in the above table are unrealized. The following table summarizes the unrealized gains and losses we recorded to regulatory liabilities on our consolidated financial statements during the years ended December 31, 2014 and 2013, attributed to level 3 assets and liabilities.

	Domestic Equity Funds	Alternative Investment Fund	Real Estate Securities Fund	Net Balance
	(In Thousands)
Year ended December 31, 2014	$(105)	$1,296	$685	$1,876
Year ended December 31, 2013	577	675	359	1,611

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

	As of December 31, 2014		As of December 31, 2013		As of December 31, 2014
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Frequency	Length of Settlement
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity funds	$6,047	$2,348	$5,817	$2,683	(a)	(a)
Alternative investment fund	16,970	—	15,675	—	(b)	(b)
Real estate securities fund	9,548	—	8,511	—	Quarterly	80 days
Total Nuclear Decommissioning Trust	$32,565	$2,348	$30,003	$2,683

Trading Securities:
Domestic equity funds	$18,698	$—	$18,075	$—	Upon Notice	1 day
International equity funds	4,252	—	4,519	—	Upon Notice	1 day
Core bond fund	12,379	—	12,166	—	Upon Notice	1 day
Total Trading Securities	35,329	—	34,760	—
Total	$67,894	$2,348	$64,763	$2,683
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

(b)
This fund has an initial lock-up period of 24 months, which began in April 2013. Redemptions are allowed, on a quarterly basis, after 24 months at the sole discretion of the fund's board of directors. A 65-day notice of redemption is required. There is a holdback on final redemptions.

Derivative Instruments

Cash Flow Hedges

In 2011, we entered into treasury yield hedge transactions to hedge our interest rate risk associated with a $125.0 million portion of a forecasted issuance of fixed rate debt. These transactions were designated and qualified as cash flow hedges and measured at fair value by estimating the net present value of a series of payments using market-based models with observable inputs such as the spread between the 30-year U.S Treasury bill yield and the contracted, fixed yield. As a result of regulatory accounting treatment, we report the effective portion of the gains or losses on these derivative instruments as a regulatory liability or regulatory asset and amortize such amounts to interest expense over the term of the related debt. In 2012, we settled the treasury yield hedge transactions for a cost of $29.7 million, which will be amortized to interest expense over the 30-year term of the debt issued in March 2012. See Note 9, "Long-Term Debt" for additional information regarding the debt issuance. As of December 31, 2014 and 2013, we had recorded $26.6 million and $27.6 million, respectively, as a regulatory asset.

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

Trading Securities

We hold equity and debt investments which we classify as trading securities in a trust used to fund certain retirement benefit obligations. These obligations totaled $29.8 million and $27.0 million as of December 31, 2014 and 2013, respectively. For additional information on our benefit obligations, see Note 11, "Employee Benefit Plans."

As of December 31, 2014 and 2013, we measured the fair value of trust assets at $35.5 million and $34.9 million, respectively. We include unrealized gains or losses on these securities in investment earnings on our consolidated statements of income. For the years ended December 31, 2014, 2013 and 2012, we recorded unrealized gains of $2.6 million, $6.7 million and $4.1 million, respectively.

Available-for-Sale Securities

We hold investments in a trust for the purpose of funding the decommissioning of Wolf Creek. We have classified these investments as available-for-sale and have recorded all such investments at their fair market value as of December 31, 2014 and 2013.

Using the specific identification method to determine cost, we realized gains on our available-for-sale securities of $0.1 million in 2014, $5.3 million in 2013 and $0.6 million in 2012. We record net realized and unrealized gains and losses in regulatory liabilities on our consolidated balance sheets. This reporting is consistent with the method we use to account for the decommissioning costs we recover in our prices. Gains or losses on assets in the trust fund are recorded as increases or decreases, respectively, to regulatory liabilities and could result in lower or higher funding requirements for decommissioning costs, which we believe would be reflected in the prices paid by our customers.

The following table presents the cost, gross unrealized gains and losses, fair value and allocation of investments in the NDT fund as of December 31, 2014 and 2013.

		Gross Unrealized
Security Type	Cost	Gain	Loss	Fair Value	Allocation
	(Dollars In Thousands)
As of December 31, 2014
Domestic equity funds	$46,126	$14,853	$(7)	$60,972	33%
International equity funds	27,521	3,683	(413)	30,791	17%
Core bond fund	18,811	478	—	19,289	10%
High-yield bond fund	13,342	—	(144)	13,198	7%
Emerging market bond fund	12,556	—	(1,568)	10,988	6%
Other fixed income fund	4,798	—	(19)	4,779	3%
Combination debt/equity/other funds	14,975	3,786	(620)	18,141	10%
Alternative investment fund	15,000	1,970	—	16,970	9%
Real estate securities fund	10,619	—	(1,071)	9,548	5%
Cash equivalents	340	—	—	340	<1%
Total	$164,088	$24,770	$(3,842)	$185,016	100%

As of December 31, 2013
Domestic equity funds	$40,976	$14,799	$(1)	$55,774	32%
International equity funds	26,581	5,266	(31)	31,816	18%
Core bond fund	18,287	—	(180)	18,107	10%
High-yield bond fund	12,275	627	—	12,902	7%
Emerging market bond fund	12,207	—	(1,152)	11,055	6%
Other fixed income fund	4,684	6	—	4,690	3%
Combination debt/equity/other funds	14,964	2,380	(251)	17,093	10%
Alternative investment fund	15,000	675	—	15,675	9%
Real estate securities fund	10,268	—	(1,757)	8,511	5%
Cash equivalents	2	—	—	2	<1%
Total	$155,244	$23,753	$(3,372)	$175,625	100%

The following table presents the fair value and the gross unrealized losses of the available-for-sale securities held in the NDT fund aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2014 and 2013.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
As of December 31, 2014
Domestic equity funds	$—	$—	$263	$(7)	$263	$(7)
International equity funds	5,905	(413)	—	—	5,905	(413)
High-yield bond fund	13,198	(144)	—	—	13,198	(144)
Emerging market bond fund	—	—	10,988	(1,568)	10,988	(1,568)
Other fixed income fund	4,779	(19)	—	—	4,779	(19)
Combination debt/equity/other funds	—	—	5,892	(620)	5,892	(620)
Real estate securities fund	—	—	9,548	(1,071)	9,548	(1,071)
Total	$23,882	$(576)	$26,691	$(3,266)	$50,573	$(3,842)

As of December 31, 2013
Domestic equity funds	$59	$(1)	$—	$—	$59	$(1)
International equity funds	6,244	(31)	—	—	6,244	(31)
Core bond fund	18,107	(180)	—	—	18,107	(180)
Emerging market bond fund	11,055	(1,152)	—	—	11,055	(1,152)
Combination debt/equity/other funds	6,283	(251)	—	—	6,283	(251)
Real estate securities fund	—	—	8,511	(1,757)	8,511	(1,757)
Total	$41,748	$(1,615)	$8,511	$(1,757)	$50,259	$(3,372)

6. PROPERTY, PLANT AND EQUIPMENT

The following is a summary of our property, plant and equipment balance.

	As of December 31,
	2014	2013
	(In Thousands)
Electric plant in service	$10,620,292	$9,753,787
Electric plant acquisition adjustment	802,318	802,318
Accumulated depreciation	(4,112,483)	(3,971,735)
	7,310,127	6,584,370
Construction work in progress	773,144	904,586
Nuclear fuel, net	79,637	62,960
Net property, plant and equipment	$8,162,908	$7,551,916

The following is a summary of property, plant and equipment of VIEs.

	As of December 31,
	2014	2013
	(In Thousands)
Electric plant of VIEs	$497,999	$513,793
Accumulated depreciation of VIEs	(219,426)	(217,167)
Net property, plant and equipment of VIEs	$278,573	$296,626

We revised our depreciation rates to reflect changes in the estimated useful lives of some of our assets in 2012. We recorded depreciation expense on property, plant and equipment of $263.8 million in 2014, $249.9 million in 2013 and $247.8 million in 2012. Approximately $9.7 million, $9.7 million and $9.8 million of depreciation expense in 2014, 2013 and 2012, respectively, was attributable to property, plant and equipment of VIEs.

7. JOINT OWNERSHIP OF UTILITY PLANTS

Under joint ownership agreements with other utilities, we have undivided ownership interests in four electric generating stations. Energy generated and operating expenses are divided on the same basis as ownership with each owner reflecting its respective costs in its statements of income and each owner responsible for its own financing. Information relative to our ownership interests in these facilities as of December 31, 2014, is shown in the table below.

Plant	In-Service Dates	Investment	Accumulated Depreciation	Construction Work in Progress	Net MW	Ownership Percentage
		(Dollars in Thousands)
La Cygne unit 1 (a)	June 1973	$345,866	$157,550	$368,445	367	50
JEC unit 1 (a)	July 1978	789,142	189,973	11,150	661	92
JEC unit 2 (a)	May 1980	540,871	190,769	3,189	658	92
JEC unit 3 (a)	May 1983	709,497	309,540	3,246	664	92
Wolf Creek (b)	Sept. 1985	1,818,005	788,602	73,333	549	47
State Line (c)	June 2001	100,671	53,347	22	193	40
Total		$4,304,052	$1,689,781	$459,385	3,092
_______________

(a)
Jointly owned with KCPL. Our 8% leasehold interest in Jeffrey Energy Center (JEC) that is consolidated as a VIE is reflected in the net megawatts (MW) and ownership percentage provided above, but not in the other amounts in the table.

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

In addition, we also consolidate a VIE that holds our 50% leasehold interest in La Cygne unit 2, which represents 341 MW of net capacity. The VIE's investment in the 50% interest was $392.1 million and accumulated depreciation was $194.5 million as of December 31, 2014. We include these amounts in property, plant and equipment of VIEs, net on our consolidated balance sheets. See Note 17, "Variable Interest Entities," for additional information about VIEs.

8. SHORT-TERM DEBT

In September 2014, Westar Energy extended the term of its $730.0 million revolving credit facility to terminate in September 2018, $81.4 million of which will expire in September 2017. As long as there is no default under the facility, Westar Energy may extend the facility up to an additional two years and may increase the aggregate amount of borrowings under the facility to $1.0 billion, both subject to lender participation. All borrowings under the facility are secured by KGE first mortgage bonds. As of December 31, 2014, no amounts had been borrowed and $15.6 million of letters of credit had been issued under this revolving credit facility. As of December 31, 2013, no amounts had been borrowed and $18.4 million of letters of credit had been issued under this revolving credit facility.

In 2011, Westar Energy entered into a revolving credit facility with a syndicate of banks for $270.0 million. In February 2014, Westar Energy extended the term of the $270.0 million revolving credit facility to February 2017, of which $20.0 million of this facility will terminate in February 2016. So long as there is no default under the facility, Westar Energy may increase the aggregate amount of borrowings under the facility to $400.0 million, subject to lender participation. All borrowings under the facility are secured by KGE first mortgage bonds. As of December 31, 2014 and 2013, Westar Energy had no borrowed amounts or letters of credit outstanding under this revolving credit facility.

Westar Energy maintains a commercial paper program pursuant to which it may issue commercial paper up to a maximum aggregate amount outstanding at any one time of $1.0 billion. This program is supported by Westar Energy's revolving credit facilities. Maturities of commercial paper issuances may not exceed 365 days from the date of issuance and proceeds from such issuances will be used to temporarily fund capital expenditures, to redeem debt on an interim basis, for working capital and/or for other general corporate purposes. Westar Energy had $257.6 million and $134.6 million of commercial paper issued and outstanding as of December 31, 2014 and 2013, respectively.

In addition, total combined borrowings under Westar Energy's commercial paper program and revolving credit facilities may not exceed $1.0 billion at any given time. The weighted average interest rate on short-term borrowings outstanding as of December 31, 2014 and 2013, was 0.52% and 0.28%, respectively. Additional information regarding our short-term debt is as follows.

	As of December 31,
	2014	2013
	(Dollars in Thousands)
Weighted average short-term debt outstanding during the year	$232,336	$228,352
Weighted daily average interest rates during the year, excluding fees	0.30%	0.39%

Our interest expense on short-term debt was $2.0 million in 2014, $2.4 million in 2013 and $3.2 million in 2012.

9. LONG-TERM DEBT

Outstanding Debt

The following table summarizes our long-term debt outstanding.

	As of December 31,
	2014	2013
	(In Thousands)
Westar Energy
First mortgage bond series:
6.00% due 2014	$—	$250,000
5.15% due 2017	125,000	125,000
8.625% due 2018	300,000	300,000
5.10% due 2020	250,000	250,000
5.95% due 2035	125,000	125,000
5.875% due 2036	150,000	150,000
4.125% due 2042	550,000	550,000
4.10% due 2043	430,000	250,000
4.625% due 2043	250,000	250,000
	2,180,000	2,250,000
Pollution control bond series:
Variable due 2032, 0.06% as of December 31, 2014; 0.12% as of December 31, 2013	45,000	45,000
Variable due 2032, 0.08% as of December 31, 2014; 0.12% as of December 31, 2013	30,500	30,500
	75,500	75,500

KGE
First mortgage bond series:
6.70% due 2019	300,000	300,000
6.15% due 2023	50,000	50,000
6.53% due 2037	175,000	175,000
6.64% due 2038	100,000	100,000
4.30% due 2044	250,000	—
	875,000	625,000
Pollution control bond series:
Variable due 2027, 0.08% as of December 31, 2014; 0.10% as of December 31, 2013	21,940	21,940
5.30% due 2031	—	108,600
5.30% due 2031	—	18,900
4.85% due 2031	50,000	50,000
5.00% due 2031	—	50,000
Variable due 2032, 0.08% as of December 31, 2014; 0.10% as of December 31, 2013	14,500	14,500
Variable due 2032, 0.08% as of December 31, 2014; 0.10% as of December 31, 2013	10,000	10,000
	96,440	273,940

Total long-term debt	3,226,940	3,224,440
Unamortized debt discount (a)	(11,401)	(5,482)
Long-term debt due within one year	—	(250,000)
Long-term debt, net	$3,215,539	$2,968,958

Variable Interest Entities
6.99% due 2014 (b)	—	316
5.92% due 2019 (b)	8,413	13,243
5.647% due 2021 (b)	185,791	208,123
Total long-term debt of variable interest entities	194,204	221,682
Unamortized debt premium (a)	294	599
Long-term debt of variable interest entities due within one year	(27,933)	(27,479)
Long-term debt of variable interest entities, net	$166,565	$194,802
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

The amount of Westar Energy first mortgage bonds authorized by its Mortgage and Deed of Trust, dated July 1, 1939, as supplemented, is subject to certain limitations as described below. The amount of KGE first mortgage bonds authorized by the KGE Mortgage and Deed of Trust, dated April 1, 1940, as supplemented and amended, is limited to a maximum of $3.5 billion, unless amended further. First mortgage bonds are secured by utility assets. Amounts of additional bonds that may be issued are subject to property, earnings and certain restrictive provisions, except in connection with certain refundings, of each mortgage. As of December 31, 2014, approximately $743.2 million principal amount of additional first mortgage bonds could be issued under the most restrictive provisions in Westar Energy's mortgage. As of December 31, 2014, approximately $1.3 billion principal amount of additional KGE first mortgage bonds could be issued under the most restrictive provisions in KGE's mortgage.

As of December 31, 2014, we had $121.9 million of variable rate, tax-exempt bonds. While the interest rates for these bonds have been extremely low, we continue to monitor the credit markets and evaluate our options with respect to these bonds.

In January 2015, Westar Energy redeemed $125.0 million in principal amount of first mortgage bonds bearing stated interest at 5.95% and maturing January 2035.

In July 2014, KGE issued $250.0 million in principal amount of first mortgage bonds bearing stated interest at 4.30% and maturing July 2044, the proceeds of which were used to retire Westar Energy first mortgage bonds in a principal amount of $250.0 million with a stated interest of 6.00% maturing in July 2014.

In May 2014, Westar Energy issued $180.0 million in principal amount of first mortgage bonds bearing stated interest at 4.10% and maturing April 2043. These bonds constitute a further issuance of a series of bonds initially issued in March 2013 in a principal amount of $250.0 million. Proceeds from the May 2014 issuance were used in June 2014 to redeem three KGE pollution control bond series totaling $177.5 million principal amount at stated interest rates between 5.00% and 5.30%.

In August 2013, Westar Energy issued $250.0 million principal amount of first mortgage bonds bearing stated interest at 4.625% and maturing September 2043.

In June 2013, KGE redeemed two pollution control bond series with a principal amount of $100.0 million and stated interest rates at 5.60% and 6.00%.

In March 2013, Westar Energy issued $250.0 million principal amount of first mortgage bonds bearing stated interest at 4.10% and maturing April 2043.

Proceeds from issuances were used to repay short-term debt, which was used to purchase capital equipment, to redeem bonds and for working capital and general corporate purposes.

Maturities

The principal amounts of our long-term debt maturities as of December 31, 2014, are as follows.

Year	Long-term debt	Long-term debt of VIEs
	(In Thousands)
2015	$—	$27,933
2016	—	28,309
2017	125,000	26,842
2018	300,000	28,538
2019	300,000	31,485
Thereafter	2,501,940	51,097
Total maturities	$3,226,940	$194,204

Interest expense on long-term debt was $158.8 million in 2014, $154.9 million in 2013 and $145.6 million in 2012. Interest expense on long-term debt of VIEs was $11.4 million in 2014, $13.0 million in 2013 and $15.1 million in 2012.

10. TAXES

Income tax expense is comprised of the following components.

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Income Tax Expense (Benefit):
Current income taxes:
Federal	$416	$135	$(691)
State	(597)	279	579
Deferred income taxes:
Federal	124,923	102,030	102,960
State	29,657	24,443	26,300
Investment tax credit amortization	(3,129)	(3,166)	(3,012)
Income tax expense	$151,270	$123,721	$126,136

Deferred tax assets and liabilities are reflected on our consolidated balance sheets as follows.

	As of December 31,
	2014	2013
	(In Thousands)
Current deferred tax assets	$29,636	$37,954
Non-current deferred tax liabilities	1,475,487	1,363,148
Net deferred tax liabilities	$1,445,851	$1,325,194

The tax effect of the temporary differences and carryforwards that comprise our deferred tax assets and deferred tax liabilities are summarized in the following table.

	As of December 31,
	2014	2013
	(In Thousands)
Deferred tax assets:
Tax credit carryforward (a)	$257,827	$212,635
Net operating loss carryforward (b)	179,285	108,885
Deferred employee benefit costs	158,102	85,720
Deferred state income taxes	66,557	57,243
Deferred regulatory gain on sale-leaseback	35,706	38,124
Deferred compensation	29,315	30,022
Alternative minimum tax carryforward (c)	24,114	35,666
Accrued liabilities	23,048	17,396
Disallowed costs	10,829	11,453
LaCygne dismantling cost	9,064	8,110
Capital loss carryforward (d)	1,981	3,447
Other	27,689	20,058
Total gross deferred tax assets	823,517	628,759
Less: Valuation allowance (e)	1,981	3,504
Deferred tax assets	$821,536	$625,255

Deferred tax liabilities:
Accelerated depreciation	$1,664,367	$1,390,669
Acquisition premium	163,894	171,907
Deferred employee benefit costs	158,102	85,720
Amounts due from customers for future income taxes, net	153,984	163,742
Deferred state income taxes	59,170	51,504
Debt reacquisition costs	20,102	19,985
Storm costs	15,713	21,165
Pension expense tracker	14,187	21,230
Other	17,868	24,527
Total deferred tax liabilities	$2,267,387	$1,950,449

Net deferred tax liabilities	$1,445,851	$1,325,194
_______________

(a)
Based on filed tax returns and amounts expected to be reported in current year tax returns (December 31, 2014), we had available federal general business tax credits of $73.5 million and state investment tax credits of $184.3 million. The federal general business tax credits were primarily generated from production tax credits. These tax credits expire beginning in 2020 and ending in 2034. The state investment tax credits expire beginning in 2017 and ending in 2030.

(b)
As of December 31, 2014, we had a federal net operating loss carryforward of $452.8 million, which is available to offset federal taxable income. The net operating losses will expire beginning in 2031 and ending in 2034.

(c)	As of December 31, 2014, we had available an alternative minimum tax credit carryforward of $24.1 million, which has an unlimited carryforward period.

(d)	As of December 31, 2014, we had an unused capital loss carryforward of $5.0 million that is available to offset future capital gains. The capital losses will expire in 2016.

(e)
As we do not expect to realize any significant capital gains in the future, we have established a valuation allowance of $2.0 million. The total valuation allowance related to the deferred tax assets was $2.0 million as of December 31, 2014, and $3.5 million as of December 31, 2013.

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

	Year Ended December 31,
	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State income taxes	4.0	3.8	4.3
Corporate-owned life insurance policies	(4.0)	(5.4)	(4.9)
Production tax credits	(2.1)	(2.3)	(2.4)
Flow through depreciation for plant-related differences	2.0	2.2	1.4
AFUDC equity	(1.3)	(1.2)	(1.0)
Amortization of federal investment tax credits	(0.7)	(0.7)	(0.7)
Capital loss utilization carryforward	(0.3)	(1.1)	(0.3)
Liability for unrecognized income tax benefits	(0.2)	0.1	0.2
Other	(0.5)	(1.3)	(0.7)
Effective income tax rate	31.9%	29.1%	30.9%

We file income tax returns in the U.S. federal jurisdiction as well as various state and foreign jurisdictions. The income tax returns we file will likely be audited by the Internal Revenue Service (IRS) or other tax authorities. With few exceptions, the statute of limitations with respect to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities remains open for tax year 2011 and forward.

Effective January 1, 2014, we adopted new regulations released by the IRS and United States Treasury Department regarding the deduction and capitalization of expenditures related to tangible property, including the tax treatment of, among other things, materials and supplies and the determination of whether expenditures with respect to tangible property are a deductible repair or must be capitalized, and regulations regarding dispositions of property under the Modified Accelerated Cost Recovery System. The adoption of these regulations did not have a material impact on our consolidated financial results.

Additionally, also effective January 1, 2014, we implemented new FASB accounting guidance regarding the presentation of an unrecognized tax benefit. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent such tax assets are not available to settle any additional income taxes that would result from the disallowance of a tax position at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. We adopted this guidance with retrospective application to prior periods and it did not have a material impact on our consolidated financial statements.

The unrecognized income tax benefits increased from $1.7 million at December 31, 2013, to $3.2 million at December 31, 2014. The increase for unrecognized income tax benefits was largely attributable to tax positions taken with respect to research and experimental tax credits. We do not expect significant changes in the unrecognized income tax benefits in the next 12 months. A reconciliation of the beginning and ending amounts of unrecognized income tax benefits is as follows:

	2014	2013	2012
	(In Thousands)
Unrecognized income tax benefits as of January 1	$1,703	$1,219	$2,483
Additions based on tax positions related to the current year	872	224	373
Additions for tax positions of prior years	813	325	—
Reductions for tax positions of prior years	(200)	(65)	(1,637)
Settlements	—	—	—
Unrecognized income tax benefits as of December 31	$3,188	$1,703	$1,219

The amounts of unrecognized income tax benefits that, if recognized, would favorably impact our effective income tax rate, were $3.2 million, $2.4 million and $2.0 million (net of tax) as of December 31, 2014, 2013 and 2012, respectively.

Interest related to income tax uncertainties is classified as interest expense and accrued interest liability. As of December 31, 2014, we had no amounts accrued for interest related to unrecognized income tax benefits, compared to $0.2 million as of December 31, 2013. We accrued no penalties at either December 31, 2014 or 2013.

As of December 31, 2014 and 2013, we had recorded $1.5 million for probable assessments of taxes other than income taxes.

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

In addition to providing pension benefits, we provide certain post-retirement health care and life insurance benefits for substantially all retired employees. We accrue and recover in our prices the costs of post-retirement benefits during an employee's years of service. In 2014 and prior years, our retirees were covered under a health insurance policy. In January 2015, we began giving our retirees a fixed annual allowance, which provides them the flexibility to obtain health coverage in the marketplace that is tailored to their needs.

As a co-owner of Wolf Creek, KGE is indirectly responsible for 47% of the liabilities and expenses associated with the Wolf Creek pension and post-retirement benefit plans. See Note 12, "Wolf Creek Employee Benefit Plans," for information about Wolf Creek's benefit plans.

The following tables summarize the status of our pension and post-retirement benefit plans.

	Pension Benefits		Post-retirement Benefits
As of December 31,	2014	2013	2014	2013
	(In Thousands)
Change in Benefit Obligation:
Benefit obligation, beginning of year	$823,780	$928,708	$133,061	$152,564
Service cost	16,218	21,420	1,381	2,028
Interest cost	41,600	38,520	6,351	6,007
Plan participants’ contributions	—	—	4,232	2,961
Benefits paid	(39,225)	(36,529)	(12,184)	(10,968)
Actuarial (gains) losses	188,272	(128,339)	16,509	(19,531)
Amendments	—	—	(7,834)	—
Benefit obligation, end of year (a)	$1,030,645	$823,780	$141,516	$133,061

Change in Plan Assets:
Fair value of plan assets, beginning of year	$609,817	$547,931	$121,766	$106,793
Actual return on plan assets	61,291	68,151	7,189	17,361
Employer contributions	26,400	27,500	—	5,318
Plan participants’ contributions	—	—	4,074	2,830
Benefits paid	(36,367)	(33,765)	(11,680)	(10,536)
Fair value of plan assets, end of year	$661,141	$609,817	$121,349	$121,766

Funded status, end of year	$(369,504)	$(213,963)	$(20,167)	$(11,295)

Amounts Recognized in the Balance Sheets Consist of:
Current liability	$(2,716)	$(2,740)	$(246)	$(242)
Noncurrent liability	(366,788)	(211,223)	(19,921)	(11,053)
Net amount recognized	$(369,504)	$(213,963)	$(20,167)	$(11,295)

Amounts Recognized in Regulatory Assets Consist of:
Net actuarial loss (gain)	$329,572	$186,365	$(2,253)	$(18,890)
Prior service cost	2,867	3,393	3,585	13,942
Transition obligation	—	—	—	—
Net amount recognized	$332,439	$189,758	$1,332	$(4,948)
_______________

(a)
As of December 31, 2014 and 2013, pension benefits include non-qualified benefit obligations of $29.8 million and $27.0 million, respectively, which are funded by a trust containing assets of $35.5 million and $34.9 million, respectively, classified as trading securities. The assets in the aforementioned trust are not included in the table above. See Notes 4 and 5, "Financial Instruments and Trading Securities" and "Financial Investments," respectively, for additional information regarding these amounts.

	Pension Benefits		Post-retirement Benefits
As of December 31,	2014	2013	2014	2013
	(Dollars in Thousands)
Pension Plans With a Projected Benefit Obligation In Excess of Plan Assets:
Projected benefit obligation	$1,030,645	$823,780	$—	$—
Fair value of plan assets	661,141	609,817	—	—

Pension Plans With an Accumulated Benefit Obligation In Excess of Plan Assets:
Accumulated benefit obligation	$914,800	$732,150	—	—
Fair value of plan assets	661,141	609,817	—	—

Post-retirement Plans With an Accumulated Post-retirement Benefit Obligation In Excess of Plan Assets:
Accumulated post-retirement benefit obligation	—	—	$141,516	$133,061
Fair value of plan assets	—	—	121,349	121,766

Weighted-Average Actuarial Assumptions used to Determine Net Periodic Benefit Obligation:
Discount rate	4.17%	5.07%	4.10%	4.88%
Compensation rate increase	4.00%	4.00%	—	—

We use a measurement date of December 31 for our pension and post-retirement benefit plans. The discount rate used to determine the current year pension obligation and the following year's pension expense is based on a bond selection-settlement portfolio approach. This approach develops a discount rate by selecting a portfolio of high quality, non-callable corporate bonds that generate sufficient cash flow to provide for the projected benefit payments of the plan. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan's projected benefit payments discounted at this rate with the market value of the bonds selected. The decrease in the discount rates used as of December 31, 2014, increased the pension and post-retirement benefit obligations by approximately $123.5 million and $11.2 million, respectively.

We utilize actuarial assumptions about mortality to calculate the pension and post-retirement benefit obligations. In 2014, revised mortality tables were published which reflect improved life expectancies based on past experience and future projections. We adopted the revised mortality tables as of December 31, 2014, resulting in an increase to the pension and post-retirement benefit obligations by approximately $58.6 million and $5.9 million, respectively.

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

	Pension Benefits			Post-retirement Benefits
Year Ended December 31,	2014	2013	2012	2014	2013	2012
	(Dollars in Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$16,218	$21,420	$19,556	$1,381	$2,028	$2,057
Interest cost	41,600	38,520	39,576	6,351	6,007	6,298
Expected return on plan assets	(36,438)	(33,405)	(32,283)	(6,576)	(6,691)	(5,491)
Amortization of unrecognized:
Transition obligation, net	—	—	—	—	325	3,912
Prior service costs	526	601	612	2,524	2,524	2,524
Actuarial loss, net	19,362	33,914	32,778	(742)	1,125	1,503
Net periodic cost before regulatory adjustment	41,268	61,050	60,239	2,938	5,318	10,803
Regulatory adjustment (a)	15,479	3,693	(6,523)	4,499	2,922	23
Net periodic cost	$56,747	$64,743	$53,716	$7,437	$8,240	$10,826

Other Changes in Plan Assets and Benefit Obligations Recognized in Regulatory Assets:
Current year actuarial (gain)/loss	$162,569	$(163,086)	$18,451	$15,896	$(30,201)	$(4,239)
Amortization of actuarial (loss)	(19,362)	(33,914)	(32,778)	742	(1,125)	(1,503)
Current year prior service cost	—	—	—	(7,834)	—	—
Amortization of prior service costs	(526)	(601)	(612)	(2,524)	(2,525)	(2,524)
Amortization of transition obligation	—	—	—	—	(325)	(3,912)
Total recognized in regulatory assets	$142,681	$(197,601)	$(14,939)	$6,280	$(34,176)	$(12,178)

Total recognized in net periodic cost and regulatory assets	$199,428	$(132,858)	$38,777	$13,717	$(25,936)	$(1,352)

Weighted-Average Actuarial Assumptions used to Determine Net Periodic Cost (Benefit):
Discount rate	5.07%	4.13%	4.50%	4.88%	3.99%	4.25%
Expected long-term return on plan assets	6.50%	6.50%	6.50%	6.00%	6.00%	6.00%
Compensation rate increase	4.00%	4.00%	4.00%	4.00%	4.00%	—%
_______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

We estimate that we will amortize the following amounts from regulatory assets into net periodic cost in 2015.

	Pension Benefits	Post-retirement Benefits
	(In Thousands)
Actuarial loss	$32,131	$379
Prior service cost	520	455
Total	$32,651	$834

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

For measurement purposes, the assumed annual health care cost growth rates were as follows.

	As of December 31,
	2014 (a)	2013
Health care cost trend rate assumed for next year	—	7.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	5.0%

Year that the rate reaches the ultimate trend rate	—	2019
_______________

(a)	Amounts are zero due to a change in our post retirement medical plan, effective January 2015, whereby we began to offer retirees a fixed cost allowance to obtain health coverage.

The health care cost trend rate affects the projected benefit obligation. A 1% change in assumed health care cost growth rates would have effects shown in the following table.

	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(In Thousands)
Effect on total of service and interest cost	$134	$(120)
Effect on post-retirement benefit obligation (a)	—	—
_______________

(a)	Amounts are zero due to a change in our post retirement medical plan, effective January 2015, whereby we began to offer retirees a fixed cost allowance to obtain health coverage.

Plan Assets

We believe we manage pension and post-retirement benefit plan assets in a prudent manner with regard to preserving principal while providing reasonable returns. We have adopted a long-term investment horizon such that the chances and duration of investment losses are weighed against the long-term potential for appreciation of assets. Part of our strategy includes managing interest rate sensitivity of plan assets relative to the associated liabilities. The primary objective of the pension plan is to provide a source of retirement income for its participants and beneficiaries, and the primary financial objective of the plan is to improve its funded status. The primary objective of the post-retirement benefit plan is growth in assets and preservation of principal, while minimizing interim volatility, to meet anticipated claims of plan participants. We delegate the management of our pension and post-retirement benefit plan assets to independent investment advisors who hire and dismiss investment managers based upon various factors. The investment advisors are instructed to diversify investments across asset classes, sectors and manager styles to minimize the risk of large losses, based upon objectives and risk tolerance specified by management, which include allowable and/or prohibited investment types. We measure and monitor investment risk on an ongoing basis through quarterly investment portfolio reviews and annual liability measurements.

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

Target allocations for our pension plan assets are approximately 39% to debt securities, 39% to equity securities, 12% to alternative investments such as real estate securities, hedge funds and private equity investments, and the remaining 10% to a fund which provides tactical portfolio overlay by investing in debt and equity securities. Our investments in equity include investment funds with underlying investments in domestic and foreign large-, mid- and small-cap companies, derivatives related to such holdings, private equity investments including late-stage venture investments and other investments. Our investments in debt include core and high-yield bonds. Core bonds are comprised of investment funds with underlying investments in investment grade debt securities of corporate entities, obligations of U.S. and foreign governments and their agencies and other debt securities. High-yield bonds include investment funds with underlying investments in non-investment grade debt securities of corporate entities, obligations of foreign governments and their agencies, private debt securities and other debt securities. Real estate securities consist primarily of funds invested in core real estate throughout the U.S. while alternative funds invest in wide ranging investments including equity and debt securities of domestic and foreign corporations, debt securities issued by U.S. and foreign governments and their agencies, structured debt, warrants, exchange-traded funds, derivative instruments, private investment funds and other investments.

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

All level 2 pension investments are held in investment funds that are measured at fair value using daily net asset values as reported by the trustee, except for $59.0 million as of December 31, 2014, invested directly in long-term U.S. Treasury securities. We also maintain certain level 3 investments in private equity, alternative investments and real estate securities that are also measured at fair value using net asset value, but require significant unobservable market information to measure the fair value of the underlying investments. The underlying investments in private equity are measured at fair value utilizing both market- and income-based models, public company comparables, investment cost or the value derived from subsequent financings. Adjustments are made when actual performance differs from expected performance; when market, economic or company-specific conditions change; and when other news or events have a material impact on the security. The underlying alternative investments include collateralized debt obligations, mezzanine debt and a variety of other investments. The fair value of these investments is measured using a variety of primarily market-based models utilizing inputs such as security prices, maturity, call features, ratings and other developments related to specific securities. The underlying real estate investments are measured at fair value using a combination of market- and income-based models utilizing market discount rates, projected cash flows and the estimated value into perpetuity.

The following table provides the fair value of our pension plan assets and the corresponding level of hierarchy as of December 31, 2014 and 2013.

As of December 31, 2014	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Domestic equity funds	$—	$160,574	$23,996	$184,570
International equity fund	—	82,604	—	82,604
Core bond funds	—	224,740	—	224,740
High-yield bond fund	—	20,412	—	20,412
Emerging market bond fund	—	14,685	—	14,685
Combination debt/equity/other fund	—	61,632	—	61,632
Alternative investment funds	—	—	41,141	41,141
Real estate securities fund	—	—	26,439	26,439
Cash equivalents	—	4,918	—	4,918
Total Assets Measured at Fair Value	$—	$569,565	$91,576	$661,141

As of December 31, 2013
Assets:
Domestic equity funds	$—	$161,272	$22,488	$183,760
International equity fund	—	75,872	—	75,872
Core bond funds	—	191,506	—	191,506
High-yield bond fund	—	20,796	—	20,796
Emerging market bond fund	—	13,113	—	13,113
Combination debt/equity/other fund	—	58,336	—	58,336
Alternative investment funds	—	—	39,171	39,171
Real estate securities fund	—	—	24,022	24,022
Cash equivalents	—	3,241	—	3,241
Total Assets Measured at Fair Value	$—	$524,136	$85,681	$609,817

The following table provides a reconciliation of pension plan assets measured at fair value using significant level 3 inputs for the years ended December 31, 2014 and 2013.

	Domestic Equity Funds	Alternative Investment Funds	Real Estate Securities Fund	Total
	(In Thousands)
Balance as of December 31, 2013	$22,488	$39,171	$24,022	$85,681
Actual gain (loss) on plan assets:
Relating to assets still held at the reporting date	(154)	1,970	2,630	4,446
Relating to assets sold during the period	1,365	—	29	1,394
Purchases, issuances and settlements, net	297	—	(242)	55
Balance as of December 31, 2014	$23,996	$41,141	$26,439	$91,576

Balance as of December 31, 2012	$18,493	$45,535	$20,927	$84,955
Actual gain (loss) on plan assets:
Relating to assets still held at the reporting date	3,845	1,936	3,307	9,088
Relating to assets sold during the period	—	826	—	826
Purchases, issuances and settlements, net	150	(9,126)	(212)	(9,188)
Balance as of December 31, 2013	$22,488	$39,171	$24,022	$85,681

The following table provides the fair value of our post-retirement benefit plan assets and the corresponding level of hierarchy as of December 31, 2014 and 2013.

As of December 31, 2014	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Domestic equity funds	$—	$63,600	$—	$63,600
International equity fund	—	14,783	—	14,783
Core bond funds	—	42,390	—	42,390
Cash equivalents	—	576	—	576
Total Assets Measured at Fair Value	$—	$121,349	$—	$121,349

As of December 31, 2013

Assets:
Domestic equity funds	$—	$64,080	$—	$64,080
International equity fund	—	16,018	—	16,018
Core bond funds	—	41,092	—	41,092
Cash equivalents	—	576	—	576
Total Assets Measured at Fair Value	$—	$121,766	$—	$121,766

Cash Flows

The following table shows the expected cash flows for our pension and post-retirement benefit plans for future years.

Expected Cash Flows	Pension Benefits		Post-retirement Benefits
	To/(From) Trust	(From) Company Assets	To/(From) Trust	(From) Company Assets
	(In Millions)
Expected contributions:
2015	$42.0		$—

Expected benefit payments:
2015	$(35.1)	$(2.8)	$(8.2)	$(0.2)
2016	(37.3)	(2.8)	(8.3)	(0.2)
2017	(39.5)	(2.8)	(8.4)	(0.2)
2018	(41.9)	(2.7)	(8.6)	(0.2)
2019	(44.2)	(2.7)	(8.7)	(0.2)
2020-2024	(257.8)	(13.0)	(43.5)	(1.0)

Savings Plans

We maintain a qualified 401(k) savings plan in which most of our employees participate. We match employees' contributions in cash up to specified maximum limits. Our contributions to the plan are deposited with a trustee and invested at the direction of plan participants into one or more of the investment alternatives we provide under the plan. Our contributions totaled $7.0 million in 2014, $6.9 million in 2013 and $7.1 million in 2012.

Stock-Based Compensation Plans

We have a long-term incentive and share award plan (LTISA Plan), which is a stock-based compensation plan in which employees and directors are eligible for awards. The LTISA Plan was implemented as a means to attract, retain and motivate employees and directors. Under the LTISA Plan, we may grant awards in the form of stock options, dividend equivalents, share appreciation rights, RSUs, performance shares and performance share units to plan participants. Up to 8.25 million shares of common stock may be granted under the LTISA Plan. As of December 31, 2014, awards of approximately 5.0 million shares of common stock had been made under the plan.

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

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Compensation expense	$7,193	$8,121	$7,203
Income tax benefits related to stock-based compensation arrangements	2,845	3,212	2,849

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

RSU awards with performance measures vest upon expiration of the award term. The number of shares of common stock awarded upon vesting will vary from 0% to 200% of the RSU award, with performance tied to our total shareholder return relative to the total shareholder return of our peer group. We measure the fair value of these RSU awards using a Monte Carlo simulation technique that uses the closing stock price at the valuation date and incorporates assumptions for inputs of the expected volatility and risk-free interest rates. Expected volatility is based on historical volatility over three years using daily stock price observations. The risk-free interest rate is based on treasury constant maturity yields as reported by the Federal Reserve and the length of the performance period. For the 2014 valuation, inputs for expected volatility ranged from 15.2% to 23.3% and the risk-free interest rate was approximately 0.3%. For the 2013 valuation, inputs for expected volatility ranged from 15.0% to 23.5% and the risk-free interest rate was approximately 0.3%. For these RSU awards, dividend equivalents accumulate over the vesting period and are paid in cash based on the number of shares of common stock awarded upon vesting.

During the years ended December 31, 2014, 2013 and 2012, our RSU activity for awards with only service requirements was as follows.

	As of December 31,
	2014		2013		2012
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
	(Shares In Thousands)
Nonvested balance, beginning of year	352.5	$28.38	351.1	$25.47	368.5	$23.83
Granted	131.5	34.53	139.6	31.06	131.0	27.82
Vested	(118.2)	26.19	(125.5)	23.22	(127.8)	23.34
Forfeited	(23.6)	30.00	(12.7)	28.35	(20.6)	24.40
Nonvested balance, end of year	342.2	31.38	352.5	28.38	351.1	25.47

Total unrecognized compensation cost related to RSU awards with only service requirements was $4.4 million and $4.4 million as of December 31, 2014 and 2013, respectively. We expect to recognize these costs over a remaining weighted-average period of 1.9 years. The total fair value of RSUs with only service requirements that vested during the years ended December 31, 2014, 2013 and 2012, was $3.9 million, $3.7 million and $3.7 million, respectively.

During the years ended December 31, 2014, 2013 and 2012, our RSU activity for awards with performance measures was as follows.

	As of December 31,
	2014		2013		2012
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
	(Shares In Thousands)
Nonvested balance, beginning of year	350.1	$30.35	340.1	$29.20	324.2	$28.31
Granted	126.1	35.97	134.4	31.54	122.3	28.84
Vested	(108.2)	30.56	(112.5)	28.29	(88.2)	25.46
Forfeited	(22.9)	30.70	(11.9)	30.45	(18.2)	29.00
Nonvested balance, end of year	345.1	32.31	350.1	30.35	340.1	29.20

As of December 31, 2014 and 2013, total unrecognized compensation cost related to RSU awards with performance measures was $3.8 million and $4.0 million, respectively. We expect to recognize these costs over a remaining weighted-average period of 1.7 years. The total fair value of RSUs with performance measures that vested during the years ended December 31, 2014, 2013 and 2012, was $0.5 million, $2.3 million and $3.6 million, respectively.

Another component of the LTISA Plan is the Executive Stock for Compensation program under which, in the past, eligible employees were entitled to receive deferred common stock in lieu of current cash compensation. Although this plan was discontinued in 2001, dividends will continue to be paid to plan participants on their outstanding plan balance until distribution. Plan participants were awarded 403 shares of common stock for dividends in 2014, 551 shares in 2013 and 666 shares in 2012. Participants received common stock distributions of 1,944 shares in 2014, 3,456 shares in 2013 and 1,461 shares in 2012.

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

	Pension Benefits		Post-retirement Benefits
As of December 31,	2014	2013	2014	2013
	(In Thousands)
Change in Benefit Obligation:
Benefit obligation, beginning of year	$162,820	$176,891	$10,010	$11,020
Service cost	5,695	6,835	173	206
Interest cost	8,469	7,562	464	413
Plan participants’ contributions	—	—	766	696
Benefits paid	(5,039)	(4,349)	(1,292)	(1,022)
Actuarial (gains) losses	38,375	(24,119)	(1,881)	(1,303)
Benefit obligation, end of year	$210,320	$162,820	$8,240	$10,010

Change in Plan Assets:
Fair value of plan assets, beginning of year	$114,734	$98,051	$17	$13
Actual return on plan assets	7,626	13,166	—	—
Employer contributions	7,089	7,624	515	330
Plan participants' contributions	—	—	766	696
Benefits paid	(4,789)	(4,107)	(1,292)	(1,022)
Fair value of plan assets, end of year	$124,660	$114,734	$6	$17

Funded status, end of year	$(85,660)	$(48,086)	$(8,234)	$(9,993)

Amounts Recognized in the Balance Sheets Consist of:
Current liability	$(247)	$(237)	$(575)	$(614)
Noncurrent liability	(85,413)	(47,849)	(7,659)	(9,379)
Net amount recognized	$(85,660)	$(48,086)	$(8,234)	$(9,993)

Amounts Recognized in Regulatory Assets Consist of:
Net actuarial loss	$65,049	$29,203	$29	$2,076
Prior service cost	559	617	—	—
Net amount recognized	$65,608	$29,820	$29	$2,076

	Pension Benefits		Post-retirement Benefits
As of December 31,	2014	2013	2014	2013
	(Dollars in Thousands)
Pension Plans With a Projected Benefit Obligation In Excess of Plan Assets:
Projected benefit obligation	$210,320	$162,820	$—	$—
Fair value of plan assets	124,660	114,734	—	—

Pension Plans With an Accumulated Benefit Obligation In Excess of Plan Assets:
Accumulated benefit obligation	$179,228	$137,459	$—	$—
Fair value of plan assets	124,660	114,734	—	—

Post-retirement Plans With an Accumulated Post-retirement Benefit Obligation In Excess of Plan Assets:
Accumulated post-retirement benefit obligation	$—	$—	$8,240	$10,010
Fair value of plan assets	—	—	6	16

Weighted-Average Actuarial Assumptions used to Determine Net Periodic Benefit Obligation:
Discount rate	4.20%	5.11%	3.89%	4.70%
Compensation rate increase	4.00%	4.00%	—	—

Wolf Creek uses a measurement date of December 31 for its pension and post-retirement benefit plans. The discount rate used to determine the current year pension obligation and the following year's pension expense is based on a bond selection-settlement portfolio approach. This approach develops a discount rate by selecting a portfolio of high quality, non-callable corporate bonds that generate sufficient cash flow to provide for the projected benefit payments of the plan. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan's projected benefit payments discounted at this rate with the market value of the bonds selected. The decrease in the discount rates used as of December 31, 2014, increased Wolf Creek's pension and post-retirement benefit obligations by approximately $26.9 million and $0.6 million, respectively.

Wolf Creek utilizes actuarial assumptions about mortality to calculate the pension and post-retirement benefit obligations. In 2014, revised mortality tables were published which reflect improved life expectancies based on past experience and future projections. Wolf Creek adopted the revised mortality tables as of December 31, 2014, resulting in an increase to the pension and post-retirement benefit obligations by approximately $11.3 million and $0.2 million, respectively.

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

	Pension Benefits			Post-retirement Benefits
Year Ended December 31,	2014	2013	2012	2014	2013	2012
	(Dollars in Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$5,695	$6,835	$6,062	$173	$206	$191
Interest cost	8,469	7,562	7,537	464	413	411
Expected return on plan assets	(8,084)	(7,373)	(6,577)	—	—	—
Amortization of unrecognized:
Transition obligation, net	—	—	—	—	—	57
Prior service costs	58	58	6	—	—	—
Actuarial loss, net	2,987	5,421	5,366	165	265	234
Net periodic cost before regulatory adjustment	9,125	12,503	12,394	802	884	893
Regulatory adjustment (a)	2,328	(641)	(1,776)	—	—	—
Net periodic cost	$11,453	$11,862	$10,618	$802	$884	$893

Other Changes in Plan Assets and Benefit Obligations Recognized in Regulatory Assets:
Current year actuarial (gain) loss	$38,833	$(29,911)	$4,629	$(1,881)	$(1,303)	$669
Amortization of actuarial loss (gain)	(2,987)	(5,421)	(5,366)	(165)	(265)	(234)
Current year prior service cost	—	—	650	—	—	—
Amortization of prior service cost	(58)	(58)	(6)	—	—	—
Amortization of transition obligation	—	—	—	—	—	(57)
Total recognized in regulatory assets	$35,788	$(35,390)	$(93)	$(2,046)	$(1,568)	$378

Total recognized in net periodic cost and regulatory assets	$47,241	$(23,528)	$10,525	$(1,244)	$(684)	$1,271

Weighted-Average Actuarial Assumptions used to Determine Net Periodic Cost:
Discount rate	5.11%	4.16%	4.55%	4.70%	3.78%	4.10%
Expected long-term return on plan assets	7.50%	7.50%	7.50%	—	—	—
Compensation rate increase	4.00%	4.00%	4.00%	—	—	—
_______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

We estimate that we will amortize the following amounts from regulatory assets into net periodic cost in 2015.

	Pension Benefits	Post-retirement Benefits
	(In Thousands)
Actuarial loss	$5,930	$2
Prior service cost	57	—
Total	$5,987	$2

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

For measurement purposes, the assumed annual health care cost growth rates were as follows.

	As of December 31,
	2014	2013
Health care cost trend rate assumed for next year	7.0%	7.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%

Year that the rate reaches the ultimate trend rate	2019	2019

The health care cost trend rate affects the projected benefit obligation. A 1% change in assumed health care cost growth rates would have effects shown in the following table.

	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(In Thousands)
Effect on total of service and interest cost	$(8)	$8
Effect on post-retirement benefit obligation	(111)	113

Plan Assets

Wolf Creek's pension and post-retirement plan investment strategy is to manage assets in a prudent manner with regard to preserving principal while providing reasonable returns. It has adopted a long-term investment horizon such that the chances and duration of investment losses are weighed against the long-term potential for appreciation of assets. Part of its strategy includes managing interest rate sensitivity of plan assets relative to the associated liabilities. The primary objective of the pension plan is to provide a source of retirement income for its participants and beneficiaries, and the primary financial objective of the plan is to improve its funded status. The primary objective of the post-retirement benefit plan is growth in assets and preservation of principal, while minimizing interim volatility, to meet anticipated claims of plan participants. Wolf Creek delegates the management of its pension and post-retirement benefit plan assets to independent investment advisors who hire and dismiss investment managers based upon various factors. The investment advisors are instructed to diversify investments across asset classes, sectors and manager styles to minimize the risk of large losses, based upon objectives and risk tolerance specified by Wolf Creek, which include allowable and/or prohibited investment types. It measures and monitors investment risk on an ongoing basis through quarterly investment portfolio reviews and annual liability measurements.

The target allocations for Wolf Creek's pension plan assets are 31% to international equity securities, 25% to domestic equity securities, 25% to debt securities, 10% to real estate securities, 5% to commodity investments and 4% to other investments. The investments in both international and domestic equity include investments in large-, mid- and small-cap companies, private equity funds and investment funds with underlying investments similar to those previously mentioned. The investments in debt include core and high-yield bonds. Core bonds include funds invested in investment grade debt securities of corporate entities, obligations of U.S. and foreign governments and their agencies and private debt securities. High-yield bonds include a fund with underlying investments in non-investment grade debt securities of corporate entities, private placements and bank debt. Real estate securities include funds invested in commercial and residential real estate properties while commodity investments include funds invested in commodity-related instruments.

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

The following table provides the fair value of KGE's 47% share of Wolf Creek's pension plan assets and the corresponding level of hierarchy as of December 31, 2014 and 2013.

As of December 31, 2014	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Domestic equity funds	$—	$31,580	$—	$31,580
International equity funds	—	38,624	—	38,624
Core bond funds	—	31,854	—	31,854
Real estate securities fund	—	6,313	5,649	11,962
Commodities fund	—	5,887	—	5,887
Alternative investment fund	—	—	4,309	4,309
Cash equivalents	—	444	—	444
Total Assets Measured at Fair Value	$—	$114,702	$9,958	$124,660

As of December 31, 2013
Assets:
Domestic equity funds	$—	$30,599	$—	$30,599
International equity funds	—	36,868	—	36,868
Core bond funds	—	26,926	—	26,926
Real estate securities fund	—	5,440	5,094	10,534
Commodities fund	—	5,245	—	5,245
Alternative investment fund	—	—	4,147	4,147
Cash equivalents	—	415	—	415
Total Assets Measured at Fair Value	$—	$105,493	$9,241	$114,734

The following table provides a reconciliation of KGE's 47% share of Wolf Creek's pension plan assets measured at fair value using significant level 3 inputs for the years ended December 31, 2014 and 2013.

	Real Estate Securities Fund	Alternative Investment Fund	Total
	(In Thousands)
Balance as of December 31, 2013	$5,094	$4,147	$9,241
Actual gain on plan assets:
Relating to assets still held at the reporting date	555	162	717
Balance as of December 31, 2014	$5,649	$4,309	$9,958

Balance as of December 31, 2012	$4,541	$3,900	$8,441
Actual gain on plan assets:
Relating to assets still held at the reporting date	553	247	800
Balance as of December 31, 2013	$5,094	$4,147	$9,241

Cash Flows

The following table shows our expected cash flows for KGE's 47% share of Wolf Creek's pension and post-retirement benefit plans for future years.

Expected Cash Flows	Pension Benefits		Post-retirement Benefits
	To/(From) Trust	(From) Company Assets	To/(From) Trust	(From) Company Assets
	(In Millions)
Expected contributions:
2015	$4.7		$0.6

Expected benefit payments:
2015	$(5.4)	$(0.2)	$(0.6)	$—
2016	(6.1)	(0.2)	(0.6)	—
2017	(6.8)	(0.2)	(0.6)	—
2018	(7.5)	(0.2)	(0.6)	—
2019	(8.2)	(0.2)	(0.7)	—
2020 - 2024	(51.0)	(1.1)	(3.2)	—

Savings Plan

Wolf Creek maintains a qualified 401(k) savings plan in which most of its employees participate. Wolf Creek matches employees' contributions in cash up to specified maximum limits. Wolf Creek's contributions to the plan are deposited with a trustee and invested at the direction of plan participants into one or more of the investment alternatives provided under the plan. KGE's portion of the expense associated with Wolf Creek's matching contributions was $1.4 million in 2014, $1.4 million in 2013 and $1.3 million in 2012.

13. COMMITMENTS AND CONTINGENCIES

Purchase Orders and Contracts

As part of our ongoing operations and capital expenditure program, we have purchase orders and contracts, excluding fuel and transmission, which are discussed below under "—Fuel, Purchased Power and Transmission Commitments." These commitments relate to purchase obligations issued and outstanding at year-end.

The yearly detail of the aggregate amount of required payments as of December 31, 2014, was as follows.

Committed Amount
(In Thousands)
2015	$406,859
2016	39,551
2017	9,223
Thereafter	27,247
Total amount committed	$482,880

Environmental Matters

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

Sulfur Dioxide and Nitrogen Oxide

Through the combustion of fossil fuels at our generating facilities, we emit SO2 and NOx. Federal and state laws and regulations, including those noted above, and permits issued to us limit the amount of these substances we can emit. If we exceed these limits, we could be subject to fines and penalties. In order to meet SO2 and NOx regulations applicable to our generating facilities, we use low-sulfur coal and natural gas and have equipped the majority of our fossil fuel generating facilities with equipment to control such emissions.

We are subject to the SO2 allowance and trading program under the federal Clean Air Act Acid Rain Program. Under this program, each unit must have enough allowances to cover its SO2 emissions for that year. In 2014, we had adequate SO2 allowances to meet planned generation and we expect to have enough to cover emissions under this program in 2015.

Cross-State Air Pollution Rule

In 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR) requiring 28 states, including Kansas, Missouri and Oklahoma, to further reduce emissions of SO2, NOx and fine PM. In April 2014, the U.S. Supreme Court reversed a 2012 decision by the U.S. Court of Appeals for the District of Columbia Circuit that had vacated CSAPR and remanded CSAPR back to the U.S. Court of Appeals for further proceedings consistent with the U.S. Supreme Court decision. In June 2014, the U.S. Department of Justice, on behalf of the EPA, filed a motion to lift the CSAPR stay. In October 2014, the U.S. Court of Appeals granted the motion to lift the CSAPR stay and established a schedule to hear arguments on the remaining outstanding issues beginning in March 2015. During the CSAPR stay, we installed various emission controls at our generation facilities and have projects for additional controls in progress or planned that will reduce the impact of CSAPR. We are unable to determine the full impact of reinstatement of CSAPR until the U.S. Court of Appeals and the EPA take further action, however, we are prepared to comply with CSAPR in its current form.

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

In December 2014, the EPA published a proposed rule revising NAAQS for ozone and to make certain other changes, including extending the ozone monitoring season by at least one month. The EPA intends to issue a final rule regarding the ozone NAAQS by October 2015 and make attainment/nonattainment designations for any revised standards by October 2017. We are currently reviewing this proposed new standard and cannot at this time predict the impact it may have on our operations, but it could be material.

In December 2012, the EPA strengthened an existing NAAQS for one class of PM. In December 2014, the EPA designated the entire state of Kansas as unclassifiable/in attainment with the standard. We cannot at this time predict the impact this designation may have on our operations or consolidated financial results, but it could be material.

Mercury and Air Toxics Standards

The operation of power plants results in emissions of mercury, acid gases and other air toxics. In 2012, the EPA's Mercury and Air Toxics Standards (MATS) for power plants became effective, replacing the prior federal Clean Air Mercury Rule and requiring significant reductions in mercury, acid gases and other emissions. Several lawsuits challenging MATS have been filed by other parties and consolidated into a single proceeding before the U.S. Court of Appeals for the District of Columbia Circuit. In April 2014, the U.S. Court of Appeals issued an opinion upholding MATS. In July 2014, numerous states and two trade groups petitioned the U.S. Supreme Court to review this opinion, and in November 2014, the U.S. Supreme Court agreed to such review. The U.S. Supreme Court is expected to rule by June 2015; however, we currently cannot predict the outcome of this litigation, or its impact, if any, on our MATS compliance planning. Nonetheless, we expect to be compliant with the MATS in its current form by April 2016 as currently approved by KDHE. We currently believe that our related investment, based on MATS in its current form, will not be significant.

Greenhouse Gases

Byproducts of burning coal and other fossil fuels include carbon dioxide (CO2) and other gases referred to as greenhouse gases (GHGs), which are believed by many to contribute to climate change. The EPA is currently, and has further proposed, using the federal Clean Air Act to limit CO2 and other GHG emissions, and other measures are being imposed or offered by individual states, municipalities and regional agreements with the goal of reducing GHG emissions.

In January 2014, the EPA re-proposed a New Source Performance Standard that would limit CO2 emissions for new coal and natural gas fueled electric generating units. The re-proposal would limit CO2 emissions to 1,000 lbs per Megawatt hour (MWh) generated for larger natural gas units and 1,100 lbs per MWh generated for smaller natural gas units and coal units. The EPA issued proposed standards addressing CO2 emissions for modified, reconstructed and existing power plants in June 2014. The standards for existing plants is known as the Clean Power Plan. The EPA anticipates issuing final rules for new, modified, reconstructed and existing power plants by summer 2015 and requiring states to submit their implementation state plans to the EPA by no later than summer 2016. The EPA is expected to propose in summer 2015 a federal plan that will implement the Clean Power Plan to be used for states that fail to submit adequate state plans, with such federal plan expected to be finalized by summer 2016. While the Clean Power Plan is not yet final, various legal and judicial challenges to it have been filed. We cannot at this time determine the impact of such proposals on our operations or consolidated financial results, but we believe the costs to comply could be material.

Under regulations formerly known as the Tailoring Rule, the EPA regulates GHG emissions from certain stationary sources. The regulations are implemented pursuant to two federal Clean Air Act programs, the Prevention of Significant Deterioration (PSD) and Title V Operating Permit Programs, that impose recordkeeping and monitoring requirements and also mandate the implementation of best available control technology (BACT) for projects that cause a significant increase in GHG emissions (currently defined to be more than 75,000 tons or more per year or 100,000 tons or more per year, depending on various factors). In June 2014, the U.S. Supreme Court ruled that the EPA had exceeded its statutory authority in issuing the Tailoring Rule by regulating under the PSD program sources based solely on their GHG emissions. However, the U.S. Supreme Court also held that the EPA could impose GHG BACT requirements for sources already required to implement PSD for other pollutants. Therefore, if future modifications to our sources require PSD review for other pollutants, it may also trigger GHG BACT requirements. The EPA has issued guidance on what BACT entails for the control of GHGs and individual states are now required to determine what controls are required for facilities within their jurisdiction on a case-by-case basis. We cannot at this time determine the impact of these regulations on our future operations or consolidated financial results as the rule has not been finalized, but we believe the cost of compliance with the regulations could be material.

Water

We discharge some of the water used in our operations. This water may contain substances deemed to be pollutants. Revised rules governing such discharges from coal-fired power plants are expected to be issued by the EPA by the end of September 2015. Although we cannot at this time determine the timing or impact of compliance with any new regulations, more stringent regulations could have a material impact on our operations or consolidated financial results.

In October 2014, the EPA’s final standards for cooling intake structures at power plants to protect aquatic life took effect. The standards, based on Section 316(b) of the federal Clean Water Act (CWA), require subject facilities to choose among seven Best Technology Available options to reduce fish impingement. In addition, some facilities must conduct studies to assist permitting authorities to determine whether and what site-specific controls, if any, would be required to reduce entrainment of aquatic organisms. Our current analysis indicates this rule will not have a significant impact on our coal plants that employ cooling towers. Biological monitoring may be required for LaCygne and Wolf Creek. We are currently evaluating the rule's impact on those two plants and cannot predict the resulting impact on our operations or consolidated financial results, but we do not expect it to be material.

In April 2014, the EPA along with the U.S. Army Corps of Engineers issued a proposed rule defining the Waters of the United States for purposes of the CWA. This rulemaking has the potential to impact all programs under the CWA. Expansion of regulated waterways is possible under the proposal, which could impact several permitting programs. Although we cannot at this time determine the timing or impact of compliance with any new regulations, more stringent regulations could have a material impact on our operations or consolidated financial results.

Regulation of Coal Combustion Byproducts

In the course of operating our coal generation plants, we produce coal combustion byproducts (CCBs), including fly ash, gypsum and bottom ash. We recycle some of our ash production, principally by selling to the aggregate industry. In 2010, the EPA proposed a rule to regulate CCB by the federal government. The EPA released a pre-publication version of the rule in December 2014, which we believe will require additional CCB handling, processing and storage equipment and potential closure of certain ash disposal areas, but it has not yet published the final rule. While we cannot at this time estimate the impact and costs associated with future regulations of CCB, we believe the impact on our operations or consolidated financial results could be material.

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

We are currently permitted to recover certain of these costs through the ECRR, which, in comparison to a general rate review, reduces the amount of time it takes to begin collecting in retail prices the costs associated with capital expenditures for qualifying environmental improvements. We are not allowed to use the ECRR to collect approximately $610.0 million of the projected capital investment associated with the environmental upgrades at La Cygne. In November 2013, the KCC issued an order allowing us to adjust our prices to include the additional investment in the La Cygne environmental upgrades and to reflect cost reductions elsewhere. The new prices are expected to increase our annual retail revenues by approximately $30.7 million. To change our prices to collect increased operating and maintenance costs, we must file a general rate review with the KCC. We intend to file our next general rate review in March 2015. In addition, the installation of new equipment may cause us to reduce the net production, reliability and availability of our plants. Furthermore, enhancements to our power plants, even if they result in greater efficiency, can trigger a regulatory review, which could result in increased costs or other operational requirements. For additional information regarding our abbreviated rate review, see Note 3, "Rate Matters and Regulation."

EPA Consent Decree

As part of a 2010 settlement of a lawsuit filed by the U.S. Department of Justice on behalf of the EPA, we completed installation of selective catalytic reduction equipment on one of our three JEC coal units in December 2014, at a cost of approximately $225.0 million. We also completed installation of less expensive NOx reduction equipment on the other two units to satisfy other terms of the settlement. We plan to recover the costs of installing these systems through our ECRR, but such recovery remains subject to the approval of our regulators.

Renewable Energy Standard

Kansas law mandates that we maintain a minimum amount of renewable energy sources. Through 2015, net renewable generation capacity must be 10% of the average peak retail demand for the three prior years, subject to limited exceptions. This requirement increases to 15% for years 2016 through 2019 and 20% for 2020 and thereafter. With our existing wind generation facilities, supply contracts and renewable energy credits, we are able to satisfy the net renewable generation requirement through 2015. With our agreements to purchase an additional 400 MW of installed design capacity from wind generation facilities beginning in 2015 through 2016, we expect to meet the increased requirements for 2020 and thereafter. If we are unable to meet future requirements, our operations and consolidated financial results could be adversely impacted.

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

The KCC reviews nuclear decommissioning plans in two phases. Phase one is the approval of the updated nuclear decommissioning study including the estimated costs to decommission the plant. Phase two involves the review and approval of a funding schedule prepared by the owner of the plant detailing how it plans to fund the future-year dollar amount of its pro rata share of the decommissioning costs.

In 2014, Wolf Creek updated the nuclear decommissioning cost study. Based on the study, our share of decommissioning costs, including decontamination, dismantling and site restoration, is estimated to be approximately $360.0 million. This amount compares to the prior site study estimate of $296.2 million. The site study cost estimate represents the estimate to decommission Wolf Creek as of the site study year. The actual nuclear decommissioning costs may vary from the estimates because of changes in regulations and technologies as well as changes in costs for labor, materials and equipment.

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

We recovered in our prices and deposited in an external trust fund for nuclear decommissioning approximately $2.8 million in 2014, $2.9 million in 2013 and $3.2 million in 2012. We record our investment in the NDT fund at fair value, which approximated $185.0 million and $175.6 million as of December 31, 2014 and 2013, respectively.

Storage of Spent Nuclear Fuel

Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel. Wolf Creek paid into a federal Nuclear Waste Fund administered by the DOE a quarterly fee for the future disposal of spent nuclear fuel. In November 2013, a federal court of appeals ruled that the DOE must stop collecting this fee effective May 2014. Our share of the fee, calculated as one tenth of a cent for each kilowatt-hour of net nuclear generation delivered to customers, was $0.8 million in 2014, $3.0 million in 2013 and $3.6 million in 2012. We include these costs in fuel and purchased power expense on our consolidated statements of income.

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

Wolf Creek disposes of most of its low-level radioactive waste at an existing third-party repository in Utah, which we expect will remain available to Wolf Creek. Wolf Creek also contracts with a waste processor to process, take title and dispose in another state most of the remainder of Wolf Creek's low-level radioactive waste. Should on-site waste storage be needed in the future, Wolf Creek has storage capacity on site adequate for approximately four years of plant operations and believes it would be able to expand that storage capacity if needed.

Nuclear Insurance

We maintain nuclear liability, property and business interruption insurance for Wolf Creek. These policies contain certain industry standard terms, conditions and exclusions, including, but not limited to, ordinary wear and tear and war. An industry aggregate limit of $3.2 billion plus any reinsurance, indemnity or any other source recoverable by Nuclear Electric Insurance Limited (NEIL), our property and business interruption insurance provider, exists for acts of terrorism affecting Wolf Creek or any other NEIL insured plant within 12 months from the date of the first act. In addition, we may be required to participate in industry-wide retrospective assessment programs as discussed below.

Nuclear Liability Insurance

Pursuant to the Price-Anderson Act, which has been reauthorized through December 2025 by the Energy Policy Act of 2005, we are required to insure against public liability claims resulting from nuclear incidents to the current limit of public liability, which is approximately $13.6 billion. This limit of liability consists of the maximum available commercial insurance of $375.0 million and the remaining $13.2 billion is provided through mandatory participation in an industry-wide retrospective assessment program. In addition, Congress could impose additional revenue-raising measures to pay claims. Under this retrospective assessment program, the owners of Wolf Creek are jointly and severally subject to an assessment of up to $127.3 million (our share is $59.8 million), payable at no more than $19.0 million (our share is $8.9 million) per incident per year per reactor. Both the total and yearly assessment is subject to an inflationary adjustment every five years with the next adjustment in 2018.

Nuclear Property and Business Interruption Insurance

The owners of Wolf Creek carry decontamination liability, premature nuclear decommissioning liability and property damage insurance for Wolf Creek totaling approximately $2.8 billion. In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination in accordance with a plan mandated by the NRC. Our share of any remaining proceeds can be used to pay for property damage or, if certain requirements are met, including decommissioning the plant, toward a shortfall in the NDT fund. The owners also carry additional insurance with NEIL to cover costs of replacement power and other extra expenses incurred during a prolonged outage resulting from accidental property damage at Wolf Creek. If significant losses were incurred at any of the nuclear plants insured under the NEIL policies, we may be subject to retrospective assessments under the current policies of approximately $39.5 million (our share is $18.6 million).

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

Fuel, Purchased Power and Transmission Commitments

To supply a portion of the fuel requirements for our power plants, the owners of Wolf Creek have entered into various contracts to obtain nuclear fuel and we have entered into various contracts to obtain coal and natural gas. Some of these contracts contain provisions for price escalation and minimum purchase commitments. As of December 31, 2014, our share of Wolf Creek's nuclear fuel commitments was approximately $27.1 million for uranium concentrates expiring in 2017, $4.1 million for conversion expiring in 2017, $93.3 million for enrichment expiring in 2025 and $33.3 million for fabrication expiring in 2023.

As of December 31, 2014, our coal and coal transportation contract commitments under the remaining terms of the contracts were approximately $1.1 billion. The contracts are for plants that we operate and expire at various times through 2020.

As of December 31, 2014, our natural gas transportation contract commitments under the remaining terms of the contracts were approximately $118.5 million. The natural gas transportation contracts provide firm service to several of our natural gas burning facilities and expire at various times through 2030.

We have power purchase agreements with the owners of six separate wind generation facilities with installed design capacities of 915 MW expiring in 2028 through 2036. Of the 915 MW under contract, 400 MW are associated with agreements pursuant to which generation providers are scheduled to deliver power beginning in 2015 and 2016. Each of the agreements provide for our receipt and purchase of energy produced at a fixed price per unit of output. We estimate that our annual cost of energy purchased from these wind generation facilities will be approximately $68.2 million in 2015 and approximately $110.0 million for the next several years thereafter.

We have acquired rights to transmit a total of 306 MW. Agreements providing transmission capacity for approximately 200 MW expire in 2016 while the remaining 106 MW expire in 2022. As of December 31, 2014, we are committed to spend approximately $34.0 million over the remaining terms of these agreements.

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

We initially recorded AROs at fair value for the estimated cost to decommission Wolf Creek (KGE's 47% share), dispose of asbestos insulating material at our power plants, remediate ash disposal ponds and dispose of polychlorinated biphenyl (PCB)-contaminated oil.

The following table summarizes our legal AROs included on our consolidated balance sheets in long-term liabilities.

	As of December 31,
	2014	2013
	(In Thousands)
Beginning ARO	$160,682	$152,648
Increase in nuclear decommissioning ARO liability	50,683	—
Increase in other ARO liabilities	9,580	—
Liabilities settled	(593)	(973)
Accretion expense	10,316	9,007
Ending ARO	$230,668	$160,682

Wolf Creek filed a nuclear decommissioning cost study with the KCC in 2014. As a result of the study, we recorded a $50.7 million increase in our ARO to reflect revisions to the estimated costs to decommission Wolf Creek.

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

Non-Legal Liability - Cost of Removal

We collect in our prices the costs to dispose of plant assets that do not represent legal retirement obligations. As of December 31, 2014 and 2013, we had $88.2 million and $114.1 million, respectively, in amounts collected, but not yet spent, for removal costs classified as a regulatory liability.

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

16. COMMON AND PREFERRED STOCK

Common Stock

General

In 2011, Westar Energy shareholders approved an amendment to its Restated Articles of Incorporation to increase the number of shares of common stock authorized to be issued from 150.0 million to 275.0 million. As of December 31, 2014 and 2013, Westar Energy had issued 131.7 million shares and 128.3 million shares, respectively.

Westar Energy has a direct stock purchase plan (DSPP). Shares of common stock sold pursuant to the DSPP may be either original issue shares or shares purchased in the open market. During 2014 and 2013, Westar Energy issued 0.5 million shares and 0.7 million shares, respectively, through the DSPP and other stock-based plans operated under the LTISA Plan. As of December 31, 2014 and 2013, a total of 1.6 million shares and 2.0 million shares, respectively, were available under the DSPP registration statement.

Issuances

In September 2013, Westar Energy entered into two forward sale agreements with two banks. Under the terms of the agreements, the banks, as forward sellers, borrowed 8.0 million shares of Westar Energy's common stock from third parties and sold them to a group of underwriters for $31.15 per share. Pursuant to over-allotment options granted to the underwriters, the underwriters purchased in October 2013 an additional 0.9 million shares from the banks as forward sellers, increasing the total number of shares under the forward sale agreements to approximately 8.9 million. The underwriters received a commission equal to 3.5% of the sales price of all shares sold under each agreement. Westar Energy must settle such transactions within 24 months of the applicable agreement.

In March 2013, Westar Energy entered into a three-year sales agency financing agreement and master forward sale agreement with a bank. The maximum amount that Westar Energy may offer and sell under the March 2013 master agreements is the lesser of an aggregate of $500.0 million or approximately 25.0 million shares, subject to adjustment for share splits, share combinations and share dividends. Under the terms of the sales agency financing agreement, Westar Energy may offer and sell shares of its common stock from time to time. In addition, under the terms of the sales agency financing agreement and master forward sale confirmation, Westar Energy may from time to time enter into one or more forward sale transactions with the bank, as forward purchaser and the bank will borrow shares of Westar Energy's common stock from third parties and sell them through its agent. The agent receives a commission equal to 1% of the sales price of all shares sold under the agreements. Westar Energy must settle the forward sale transactions within 18 months of the date each transaction is entered.
In April 2010, Westar Energy entered into a three-year sales agency financing agreement and master forward sale agreement with a bank that was terminated in March 2013. The maximum amount that Westar Energy could offer and sell under the agreements was the lesser of an aggregate of $500.0 million or approximately 22.0 million shares, subject to adjustment for share splits, share combinations and share dividends. Terms under these agreements were generally similar to the March 2013 agreements described above.

The following table summarizes our common stock activity pursuant to the three forward sale agreements.

	Year Ended December 31,
	2014	2013	2012
Shares that could be settled at beginning of year	12,052,976	1,753,415	—
Transactions entered	—	11,367,673	1,753,415
Transactions settled (a)	2,892,476	1,068,112	—
Shares that could be settled at end of year (b)	9,160,500	12,052,976	1,753,415
_______________
(a) The shares settled during the years ended December 31, 2014 and 2013, were settled with a physical settlement amount of approximately $82.9 million and $27.0 million, respectively.
(b) Assuming physical share settlement of the 9.2 million shares associated with the forward sale transactions that could be settled as of December 31, 2014, Westar Energy would have received aggregate proceeds of approximately $258.3 million based on a weighted average forward price of $28.20 per share. In February 2015, Westar Energy settled 0.2 million shares with a physical settlement amount of approximately $7.5 million.

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

Westar Energy used the proceeds from the transactions described above to repay short-term borrowings, with such borrowed amounts principally used for investments in capital equipment, as well as for working capital and general corporate purposes.

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

17. VARIABLE INTEREST ENTITIES

In determining the primary beneficiary of a VIE, we assess the entity's purpose and design, including the nature of the entity's activities and the risks that the entity was designed to create and pass through to its variable interest holders. A reporting enterprise is deemed to be the primary beneficiary of a VIE if it has (a) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. Accounting guidance effective in 2010 requires the primary beneficiary of a VIE to consolidate the VIE. The trusts holding our 8% interest in JEC and our 50% interest in La Cygne unit 2 are VIEs of which we are the primary beneficiary.

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

Railcars

Under two separate agreements, we leased railcars from unrelated trusts to transport coal to some of our power plants. We consolidated the trusts as a VIEs until the agreements expired in May 2013 and November 2014. As a result of deconsolidating the trusts, property, plant and equipment of VIEs, net and noncontrolling interests decreased $14.3 million in 2013 and $7.3 million in 2014.

Financial Statement Impact

We have recorded the following assets and liabilities on our consolidated balance sheets related to the VIEs described above.

	As of December 31,
	2014	2013
	(In Thousands)
Assets:
Property, plant and equipment of variable interest entities, net	$278,573	$296,626
Regulatory assets (a)	7,882	6,792

Liabilities:
Current maturities of long-term debt of variable interest entities	$27,933	$27,479
Accrued interest (b)	2,961	3,472
Long-term debt of variable interest entities, net	166,565	194,802
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

Year Ended December 31,	Total Operating Leases
(In Thousands)
Rental expense:
2012	$17,080
2013	16,484
2014	14,143

Future commitments:
2015	$12,396
2016	10,434
2017	8,560
2018	7,148
2019	5,930
Thereafter	9,115
Total future commitments	$53,583

Capital Leases

We identify capital leases based on defined criteria. For both vehicles and computer equipment, new leases are signed each month based on the terms of master lease agreements. The lease term for vehicles is from two to eight years depending on the type of vehicle. Computer equipment has a lease term of three to five years.

Assets recorded under capital leases are listed below.

	As of December 31,
	2014	2013
	(In Thousands)
Vehicles	$18,819	$12,141
Computer equipment	1,504	1,758
Generation plant	40,049	48,346
Accumulated amortization	(11,741)	(10,493)
Total capital leases	$48,631	$51,752

Capital leases are treated as operating leases for rate making purposes. Minimum annual rental payments, excluding administrative costs such as property taxes, insurance and maintenance, under capital leases are listed below.

Year Ended December 31,	Total Capital Leases
(In Thousands)
2015	$6,379
2016	5,717
2017	5,284
2018	5,131
2019	4,493
Thereafter	59,660
86,664
Amounts representing imputed interest	(34,922)
Present value of net minimum lease payments under capital leases	51,742
Less: Current portion	3,833
Total long-term obligation under capital leases	$47,909

19. QUARTERLY RESULTS (UNAUDITED)

Our business is seasonal in nature and, in our opinion, comparisons between the quarters of a year do not give a true indication of overall trends and changes in operations.

2014	First	Second	Third	Fourth
	(In Thousands, Except Per Share Amounts)

Revenues (a)	$628,556	$612,668	$764,040	$596,439
Net income (a)	70,970	55,822	149,760	45,773
Net income attributable to Westar Energy, Inc. (a)	68,955	53,473	147,382	43,449

Per Share Data (a):

Basic:
Earnings available	$0.53	$0.41	$1.13	$0.33

Diluted:
Earnings available	$0.52	$0.40	$1.10	$0.32

Cash dividend declared per common share	$0.35	$0.35	$0.35	$0.35
Market price per common share:
High	$35.33	$38.24	$38.23	$43.15
Low	$31.67	$34.51	$33.76	$33.73
_______________

(a)	Items are computed independently for each of the periods presented and the sum of the quarterly amounts may not equal the total for the year.

2013	First	Second	Third	Fourth
	(In Thousands, Except Per Share Amounts)

Revenues (a)	$546,212	$569,589	$694,974	$559,878
Net income (a)	53,256	69,451	135,095	43,061
Net income attributable to Westar Energy, Inc. (a)	51,144	67,188	133,125	41,062

Per Share Data (a):

Basic:
Earnings available	$0.40	$0.53	$1.04	$0.32

Diluted:
Earnings available	$0.40	$0.52	$1.04	$0.32

Cash dividend declared per common share	$0.34	$0.34	$0.34	$0.34
Market price per common share:
High	$33.35	$34.96	$34.31	$32.56
Low	$28.59	$30.13	$29.79	$29.95
 _______________

(a)	Items are computed independently for each of the periods presented and the sum of the quarterly amounts may not equal the total for the year.

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

There were no changes in our internal control over financial reporting during the three months ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors required by Item 401 of Regulation S-K will be included under the caption Election of Directors in our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (2015 Proxy Statement), and that information is incorporated by reference in this Form 10-K. Information concerning executive officers required by Item 401 of Regulation S-K is located under Part I, Item 1 of this Form 10-K. The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act will be included under the caption Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance in our 2015 Proxy Statement, and that information is incorporated by reference in this Form 10-K. The information required by Item 406, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included under the captions Election of Directors - Corporate Governance Matters and - Board Meetings and Committee Assignments in our 2015 Proxy Statement, and that information is incorporated by reference in this Form 10‑K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in our 2015 Proxy Statement under the captions Compensation Discussion and Analysis, Compensation Committee Report, Compensation of Executive Officers, Director Compensation and Compensation Committee Interlocks and Insider Participation, and that information is incorporated by reference in this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 will be set forth in our 2015 Proxy Statement under the captions Beneficial Ownership of Voting Securities and Equity Compensation Plan Information, and that information is incorporated by reference in this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 will be set forth in our 2015 Proxy Statement under the caption Election of Directors - Corporate Governance Matters, and that information is incorporated by reference in this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be set forth in our 2015 Proxy Statement under the caption of Ratification and Confirmation of Deloitte and Touche LLP as Our Independent Registered Public Accounting Firm for 2015 and its subsections captioned Independent Registered Accounting Firm Fees and Audit Committee Pre-Approval Policies and Procedures, and that information is incorporated by reference in this Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS INCLUDED HEREIN

Westar Energy, Inc.
Management's Report on Internal Control Over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements

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

Description

1(a)	Sales Agency Financing Agreement, dated March 21, 2013, with BNY Mellon Capital Markets, LLC and The Bank of New York Mellon (filed as Exhibit 1.1 to the Form 8-K filed on March 22, 2013)	I
3(a)	By-laws of Westar Energy, Inc., as amended April 28, 2004 (filed as Exhibit 3(a) to the Form 10-Q for the period ended June 30, 2004 filed on August 4, 2004)	I
3(b)	Restated Articles of Incorporation of Westar Energy, Inc., as amended through May 25, 1988 (filed as Exhibit 4 to the Form S-8 Registration Statement, SEC File No. 33-23022 filed on July 15, 1988)	I
3(c)	Certificate of Amendment to Restated Articles of Incorporation of Westar Energy, Inc. (filed as Exhibit 3 to the Form 10-K405 for the period ended December 31, 1998 filed on April 14, 1999)	I
3(d)	Certificate of Correction to Restated Articles of Incorporation of Westar Energy, Inc. (filed as Exhibit 3(b) to the Form 10-K for the period ended December 31, 1991 filed on March 30, 1992)	I
3(e)	Certificate of Amendment to Restated Articles of Incorporation of Westar Energy, Inc. (filed as Exhibit 3(c) to the Form 10-K for the period ended December 31, 1994 filed on March 30, 1995)	I
3(f)	Certificate of Amendment to Restated Articles of Incorporation of Westar Energy, Inc. (filed as Exhibit 3 to the Form 10-Q for the period ended June 30, 1994 filed on August 11, 1994)	I
3(g)	Certificate of Amendment to Restated Articles of Incorporation of Westar Energy, Inc. (filed as Exhibit 3(a) to the Form 10-Q for the period ended June 30, 1996 filed on August 14, 1996)	I
3(h)	Certificate of Amendment to Restated Articles of Incorporation of Westar Energy, Inc. (filed as Exhibit 3 to the Form 10-Q for the period ended March 31, 1998 filed on May 12, 1998)	I
3(i)	Form of Certificate of Designations for 7.5% Convertible Preference Stock (filed as Exhibit 99.4 to the Form 8-K filed on November 17, 2000)	I
3(j)	Certificate of Amendment to Restated Articles of Incorporation of Westar Energy, Inc. (filed as Exhibit 3(l) to the Form 10-K for the period ended December 31, 2002 filed on April 11, 2003)	I

3(k)	Certificate of Amendment to Restated Articles of Incorporation of Westar Energy, Inc. (filed as Exhibit 3(m) to the Form 10-K for the period ended December 31, 2002 filed on April 11, 2003)	I
3(l)	Certificate of Amendment to Restated Articles of Incorporation of Westar Energy, Inc. (filed as Exhibit 3(m) to the Form S-3 Registration Statement No. 333-125828 filed on June 15, 2005)	I
3(m)	Certificate of Amendment to Restated Articles of Incorporation of Westar Energy, Inc. (filed as Exhibit 3(m) to the Form 10-K for the period ended December 31, 2011 filed on February 23, 2012)	I
3(n)	Form of Certificate of Decertification of Preference Shares (filed as Exhibit 3(n) to the Form 10-K for the period ended December 31, 2011 filed on February 23, 2012	I
4(a)	Mortgage and Deed of Trust dated July 1, 1939 between Westar Energy, Inc. and Harris Trust and Savings Bank, Trustee (filed as Exhibit 4(a) to Registration Statement No. 33-21739)	I
4(b)	First and Second Supplemental Indentures dated July 1, 1939 and April 1, 1949, respectively (filed as Exhibit 4(b) to Registration Statement No. 33-21739)	I
4(c)	Sixth Supplemental Indenture dated October 4, 1951 (filed as Exhibit 4(b) to Registration Statement No. 33-21739)	I
4(d)	Fourteenth Supplemental Indenture dated May 1, 1976 (filed as Exhibit 4(b) to Registration Statement No. 33-21739)	I
4(e)	Twenty-Eighth Supplemental Indenture dated July 1, 1992 (filed as Exhibit 4(o) to the Form 10-K for the period ended December 31, 1992 filed on March 30, 1993)	I
4(f)	Twenty-Ninth Supplemental Indenture dated August 20, 1992 (filed as Exhibit 4(p) to the Form 10-K for the period ended December 31, 1992 filed on March 30, 1993)	I
4(g)	Thirtieth Supplemental Indenture dated February 1, 1993 (filed as Exhibit 4(q) to the Form 10-K for the period ended December 31, 1992 filed on March 30, 1993)	I
4(h)	Thirty-First Supplemental Indenture dated April 15, 1993 (filed as Exhibit 4(r) to the Form S-3 Registration Statement No. 33-50069 filed on August 24, 1993)	I
4(i)	Thirty-Second Supplemental Indenture dated April 15, 1994 (filed as Exhibit 4(s) to the Form 10-K for the period ended December 31, 1994 filed on March 30, 1995)	I
4(j)	Senior Indenture dated August 1, 1998 (filed as Exhibit 4.1 to the Form 10-Q for the period ended June 30, 1998 filed on August 12, 1998)	I
4(k)	Form of Senior Note (included in Exhibit 4(j))	I
4(l)	Thirty-Fourth Supplemental Indenture dated June 28, 2000 (filed as Exhibit 4(v) to the Form 10-K for the period ended December 31, 2000 filed on April 2, 2001)	I
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
I
10(b)	Long-Term Incentive and Share Award Plan (filed as Exhibit 10(a) to the Form 10-Q for the period ended June 30, 1996 filed on August 14, 1996)*	I
10(c)	Amendment to Long-Term Incentive and Share Award Plan (filed as Exhibit 10 to the Form 8-K filed on May 6, 2011)*	I
10(d)
Westar Energy, Inc. Form of Restricted Share Units Award (Grant Dates Prior to February 26, 2014) (filed as Exhibit 10(aq) to the Form 10-K for the period ended December 31, 2009, filed on February 25, 2010)*
I
10(e)
Westar Energy, Inc. Form of Performance Based Restricted Share Units Award (Grant Dates Prior to February 26, 2014) (filed as Exhibit 10(ar) to the Form 10-K for the period ended December 31, 2009 filed on February 25, 2010)*
I
10(f)	Westar Energy, Inc. Form of Restricted Share Units Award (Grant Dates February 26, 2014 Forward)*	#
10(g)	Westar Energy, Inc. Form of Performance Based Restricted Share Units Award (Grant Dates February 26, 2014 Forward)*	#
10(h)	Westar Energy, Inc. Non-Employee Director Deferred Compensation Plan, as amended and restated, dated as of October 20, 2004 (filed as Exhibit 10.1 to the Form 8-K filed on October 21, 2004)*	I
10(i)
Resolutions of the Westar Energy, Inc. Board of Directors regarding Non-Employee Director Compensation, approved on September 2, 2004 (filed as Exhibit 10.1 to the Form 8-K filed on December 17, 2004)*
I
10(j)
Form of Amended and Restated Change in Control Agreement with Officers of Westar Energy, Inc. (filed as Exhibit 10(au) to the Form 10-K for the period ended December 31, 2009 filed on February 25, 2010)*
I
10(k)	Westar Energy, Inc. Retirement Benefit Restoration Plan (filed as Exhibit 10.1 to the Form 8-K filed on April 2, 2010)*	I
10(l)	Westar Energy, Inc. 401(k) Benefit Restoration Plan*	#
10(m)
Credit Agreement dated as of February 18, 2011, among Westar Energy, Inc. and several banks and other financial institutions or entities from time to time parties to the Agreement (filed as Exhibit 10.1 to the Form 8-K filed on February 22, 2011)
I
10(n)
First Extension Agreement dated as of February 12, 2013, among Westar Energy, Inc. and several banks and other financial institutions party thereto (filed as Exhibit 10.1 to the Form 8-K filed on February 15, 2013)
I
10(o)
Second Extension Agreement dated as of February 14, 2014, among Westar Energy, Inc. and several banks and other financial institutions or entities from time to time parties to the Agreement (filed as Exhibit 10(v) to the Form 10-K for the period ended December 31, 2013 filed on February 26, 2014)
I
10(p)
Fourth Amended and Restated Credit Agreement dated as of September 29, 2011, among Westar Energy, Inc. and several banks and other financial institutions or entities from time to time parties to the Agreement (filed as Exhibit 10.1 to the Form 8-K filed on September 29, 2011)
I
10(q)
First Extension Agreement dated as of July 19, 2013, among Westar Energy, Inc. and several banks and other financial institutions or entities from time to time parties to the Agreement (filed as Exhibit 10(a) to the Form 10-Q for the period ended September 30, 2014 filed on November 5, 2014)
I
10(r)
Second Extension Agreement dated as of September 18, 2014, among Westar Energy, Inc. and several banks and other financial institutions or entities from time to time parties to the Agreement (filed as Exhibit 10(b) to the Form 10-Q for the period ended September 30, 2014 filed on November 5, 2014)
I
10(s)
Master Confirmation for Forward Stock Sale Transactions, dated March 21, 2013, between Westar Energy, Inc. and The Bank of New York Mellon (filed as Exhibit 10.1 to the Form 8-K filed on March 22, 2013)
I

10(t)
Confirmation of Forward Sale Transaction, dated September 24, 2013, between JPMorgan Chase Bank, National Association, London Branch and Westar Energy, Inc. (filed as Exhibit 10.1 to the Form 8-K filed on September 27, 2013)
I
10(u)
Confirmation of Forward Sale Transaction, dated September 24, 2013, between Wells Fargo Bank, National Association and Westar Energy, Inc. (filed as Exhibit 10.2 to the Form 8-K filed on September 27, 2013)
I
10(v)
Confirmation of Additional Forward Stock Sale Transaction, dated October 16, 2013, between JPMorgan Chase Bank, National Association, London Branch and Westar Energy, Inc. (filed as Exhibit 10.1 to the Form 8-K filed on October 17, 2013)
I
10(w)
Confirmation of Additional Forward Stock Sale Transaction, dated October 16, 2013, between Wells Fargo Bank, National Association and Westar Energy, Inc. (filed as Exhibit 10.2 to the Form 8-K filed on October 17, 2013)
I
12	Computations of Ratio of Consolidated Earnings to Fixed Charges	#
21	Subsidiaries of the Registrant	#
23	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP	#
31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#
31(b)	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished and not to be considered filed as part of the Form 10-K)	#
101.INS	XBRL Instance Document	#
101.SCH	XBRL Taxonomy Extension Schema Document	#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	#

WESTAR ENERGY, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (a)	Balance at End of Period
	(In Thousands)
Year ended December 31, 2012
Allowances deducted from assets for doubtful accounts	$7,384	$6,617	$(9,085)	$4,916

Year ended December 31, 2013
Allowances deducted from assets for doubtful accounts	$4,916	$7,039	$(7,359)	$4,596

Year ended December 31, 2014
Allowances deducted from assets for doubtful accounts	$4,596	$9,752	$(9,039)	$5,309
_______________

(a)	Result from write-offs of accounts receivable.

SIGNATURE

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAR ENERGY, INC.

Date:	February 25, 2015	By:	/s/ ANTHONY D. SOMMA
Anthony D. Somma
Senior Vice President, Chief Financial Officer and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ MARK A. RUELLE	Director, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2015
(Mark A. Ruelle)

/S/ ANTHONY D. SOMMA	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 25, 2015
(Anthony D. Somma)

/S/ CHARLES Q. CHANDLER IV	Chairman of the Board	February 25, 2015
(Charles Q. Chandler IV)

/S/ MOLLIE H. CARTER	Director	February 25, 2015
(Mollie H. Carter)

/S/ R. A. EDWARDS III	Director	February 25, 2015
(R. A. Edwards III)

/S/ JERRY B. FARLEY	Director	February 25, 2015
(Jerry B. Farley)

/S/ RICHARD L. HAWLEY	Director	February 25, 2015
(Richard L. Hawley)

/S/ B. ANTHONY ISAAC	Director	February 25, 2015
(B. Anthony Isaac)

/S/ SANDRA A. J. LAWRENCE	Director	February 25, 2015
(Sandra A. J. Lawrence)

/S/ MICHAEL F. MORRISSEY	Director	February 25, 2015
(Michael F. Morrissey)

/S/ S. CARL SODERSTROM JR.	Director	February 25, 2015
(S. Carl Soderstrom Jr.)