Form 10-Q
period 2015-03-31
WESTAR ENERGY INC /KS
filed 2015-05-05
CIK 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
Large accelerated filer    X      Accelerated filer            Non-accelerated filer              Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes             No    X
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	132,236,503 shares
(Class)	(Outstanding at April 30, 2015)

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition
2014 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2014
AFUDC	Allowance for funds used during construction
BACT	Best Available Control Technology
CAA	Clean Air Act
CCB	Coal combustion byproducts
CO	Carbon monoxide
CO2	Carbon dioxide
CSAPR	Cross-State Air Pollution Rule
EPA	Environmental Protection Agency
EPS	Earnings per share
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
FPA	Federal Power Act
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
JEC	Jeffrey Energy Center
KCC	Kansas Corporation Commission
KGE	Kansas Gas and Electric Company
La Cygne	La Cygne Generating Station
Moody’s	Moody’s Investors Service
MWh	Megawatt hour(s)
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trust
NOx	Nitrogen oxides
PM	Particulate matter
RECA	Retail energy cost adjustment
ROE	Return on equity
RSU	Restricted share unit
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

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

What happens in each case could vary materially from what we expect because of such things as:

-
risks related to operating in a heavily regulated industry that is subject to unpredictable political, legislative, judicial and regulatory developments, which can impact our operations, results of operations and financial condition,

-
the difficulty of predicting the magnitude and timing of changes in demand for electricity, including with respect to emerging competing services and technologies and conservation and energy efficiency measures,

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

-
other factors discussed elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K), including in "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and in other reports we file from time to time with the Securities and Exchange Commission.

These lists are not all-inclusive because it is not possible to predict all factors. This report should be read in its entirety and in conjunction with our 2014 Form 10-K. No one section of this report deals with all aspects of the subject matter and additional information on some matters that could impact our consolidated financial results may be included in our 2014 Form 10-K. The reader should not place undue reliance on any forward-looking statement, as forward-looking statements speak only as of the date such statements were made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made.

PART I. FINANCIAL INFORMATION

ITEM I.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Par Values)
(Unaudited)

	As of	As of
	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,074	$4,556
Accounts receivable, net of allowance for doubtful accounts of $7,072 and $5,309, respectively	236,285	267,327
Fuel inventory and supplies	265,967	247,406
Deferred tax assets	19,747	29,636
Prepaid expenses	18,842	15,793
Regulatory assets	103,925	105,549
Other	23,725	30,655
Total Current Assets	674,565	700,922
PROPERTY, PLANT AND EQUIPMENT, NET	8,232,333	8,162,908
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	275,989	278,573
OTHER ASSETS:
Regulatory assets	756,382	754,229
Nuclear decommissioning trust	190,354	185,016
Other	280,112	265,353
Total Other Assets	1,226,848	1,204,598
TOTAL ASSETS	$10,409,735	$10,347,001
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt of variable interest entities	$28,315	$27,933
Short-term debt	425,400	257,600
Accounts payable	203,138	219,351
Accrued dividends	46,425	44,971
Accrued taxes	110,957	74,356
Accrued interest	89,821	79,707
Regulatory liabilities	57,185	55,142
Other	75,461	90,571
Total Current Liabilities	1,036,702	849,631
LONG-TERM LIABILITIES:
Long-term debt, net	3,090,722	3,215,539
Long-term debt of variable interest entities, net	138,209	166,565
Deferred income taxes	1,488,721	1,475,487
Unamortized investment tax credits	210,280	211,040
Regulatory liabilities	289,468	288,343
Accrued employee benefits	529,229	532,622
Asset retirement obligations	233,659	230,668
Other	77,397	75,799
Total Long-Term Liabilities	6,057,685	6,196,063
COMMITMENTS AND CONTINGENCIES (See Notes 10 and 11)
EQUITY:
Westar Energy, Inc. Shareholders’ Equity:
Common stock, par value $5 per share; authorized 275,000,000 shares; issued and outstanding 132,166,154 shares and 131,687,454 shares, respective to each date	660,831	658,437
Paid-in capital	1,788,787	1,781,120
Retained earnings	858,172	855,299
Total Westar Energy, Inc. Shareholders’ Equity	3,307,790	3,294,856
Noncontrolling Interests	7,558	6,451
Total Equity	3,315,348	3,301,307
TOTAL LIABILITIES AND EQUITY	$10,409,735	$10,347,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
REVENUES	$590,807	$628,556
OPERATING EXPENSES:
Fuel and purchased power	155,482	173,839
SPP network transmission costs	56,812	51,958
Operating and maintenance	85,080	91,790
Depreciation and amortization	74,586	70,110
Selling, general and administrative	55,418	56,486
Taxes other than income tax	37,871	34,832
Total Operating Expenses	465,249	479,015
INCOME FROM OPERATIONS	125,558	149,541
OTHER INCOME (EXPENSE):
Investment earnings	2,480	2,378
Other income	2,814	5,917
Other expense	(5,713)	(5,664)
Total Other (Expense) Income	(419)	2,631
Interest expense	44,298	46,241
INCOME BEFORE INCOME TAXES	80,841	105,931
Income tax expense	27,678	34,961
NET INCOME	53,163	70,970
Less: Net income attributable to noncontrolling interests	2,183	2,015
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$50,980	$68,955
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC. (See Note 2):
Basic earnings per common share	$0.38	$0.53
Diluted earnings per common share	$0.38	$0.52
AVERAGE EQUIVALENT COMMON SHARES OUTSTANDING:
Basic	132,395,497	129,004,112
Diluted	135,539,631	131,269,363
DIVIDENDS DECLARED PER COMMON SHARE	$0.36	$0.35

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$53,163	$70,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,586	70,110
Amortization of nuclear fuel	4,960	5,966
Amortization of deferred regulatory gain from sale leaseback	(1,374)	(1,374)
Amortization of corporate-owned life insurance	5,747	5,884
Non-cash compensation	2,226	1,796
Net deferred income taxes and credits	26,573	34,787
Stock-based compensation excess tax benefits	(1,073)	636
Allowance for equity funds used during construction	(1,950)	(5,006)
Changes in working capital items:
Accounts receivable	31,042	16,892
Fuel inventory and supplies	(18,404)	(9,956)
Prepaid expenses and other	4,638	(2,255)
Accounts payable	17,321	1,422
Accrued taxes	40,007	33,428
Other current liabilities	(20,327)	2,838
Changes in other assets	(17,034)	3,650
Changes in other liabilities	12,394	8,524
Cash Flows from Operating Activities	212,495	238,312
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(187,223)	(218,329)
Purchase of securities - trusts	(7,345)	(2,707)
Sale of securities - trusts	7,847	3,745
Proceeds from investment in corporate-owned life insurance	1,144	1,121
Investment in affiliated company	—	1,362
Other investing activities	(717)	(1,230)
Cash Flows used in Investing Activities	(186,294)	(216,038)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	167,800	44,139
Retirements of long-term debt	(125,000)	—
Retirements of long-term debt of variable interest entities	(27,925)	(27,148)
Repayment of capital leases	(886)	(755)
Borrowings against cash surrender value of corporate-owned life insurance	1,045	861
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(899)	(1,040)
Stock-based compensation excess tax benefits	1,073	(636)
Issuance of common stock	8,206	10,317
Distributions to shareholders of noncontrolling interests	(1,076)	—
Cash dividends paid	(43,787)	(41,591)
Other financing activities	(3,234)	(1,843)
Cash Flows used in Financing Activities	(24,683)	(17,696)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,518	4,578
CASH AND CASH EQUIVALENTS:
Beginning of period	4,556	4,487
End of period	$6,074	$9,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in Thousands)
(Unaudited)

	Westar Energy, Inc. Shareholders
	Common stock shares	Common stock	Paid-in capital	Retained earnings	Non-controlling interests	Total equity
Balance as of December 31, 2013	128,254,229	$641,271	$1,696,727	$724,776	$5,757	$3,068,531
Net income	—	—	—	68,955	2,015	70,970
Issuance of stock	369,159	1,846	8,471	—	—	10,317
Issuance of stock for compensation and reinvested dividends	190,282	951	759	—	—	1,710
Tax withholding related to stock compensation	—	—	(1,843)	—	—	(1,843)
Dividends on common stock ($0.35 per share)	—	—	—	(45,320)	—	(45,320)
Stock compensation expense	—	—	1,776	—	—	1,776
Tax benefit on stock compensation	—	—	(636)	—	—	(636)
Other	—	—	—	—	(1)	(1)
Balance as of March 31, 2014	128,813,670	$644,068	$1,705,254	$748,411	$7,771	$3,105,504

Balance as of December 31, 2014	131,687,454	$658,437	$1,781,120	$855,299	$6,451	$3,301,307
Net income	—	—	—	50,980	2,183	53,163
Issuance of stock	262,827	1,314	6,892	—	—	8,206
Issuance of stock for compensation and reinvested dividends	215,873	1,080	1,948	—	—	3,028
Tax withholding related to stock compensation	—	—	(3,234)	—	—	(3,234)
Dividends on common stock ($0.36 per share)	—	—	—	(48,107)	—	(48,107)
Stock compensation expense	—	—	2,205	—	—	2,205
Tax benefit on stock compensation	—	—	1,073	—	—	1,073
Distributions to shareholders of noncontrolling interests	—	—	—	—	(1,076)	(1,076)
Other	—	—	(1,217)	—	—	(1,217)
Balance as of March 31, 2015	132,166,154	$660,831	$1,788,787	$858,172	$7,558	$3,315,348

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

We prepare our unaudited condensed consolidated financial statements in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles (GAAP) for the United States of America have been condensed or omitted. Our condensed consolidated financial statements include all operating divisions, majority owned subsidiaries and variable interest entities (VIEs) of which we maintain a controlling interest or are the primary beneficiary reported as a single reportable segment. Undivided interests in jointly-owned generation facilities are included on a proportionate basis. Intercompany accounts and transactions have been eliminated in consolidation. In our opinion, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the consolidated financial statements, have been included.

The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in our 2014 Form 10-K.

Use of Management's Estimates

When we prepare our condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, including those related to depreciation, unbilled revenue, valuation of investments, forecasted fuel costs included in our retail energy cost adjustment (RECA) billed to customers, income taxes, pension and post-retirement benefits, our asset retirement obligations including the decommissioning of Wolf Creek, environmental issues, VIEs, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year.

Fuel Inventory and Supplies

We state fuel inventory and supplies at average cost. Following are the balances for fuel inventory and supplies stated separately.

	As of	As of
	March 31, 2015	December 31, 2014
	(In Thousands)
Fuel inventory	$86,401	$70,416
Supplies	179,566	176,990
Fuel inventory and supplies	$265,967	$247,406

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

	Three Months Ended March 31,
	2015	2014
	(Dollars In Thousands)
Borrowed funds	$2,029	$3,731
Equity funds	1,950	5,006
Total	$3,979	$8,737
Average AFUDC Rates	4.0%	7.3%

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

The following table reconciles our basic and diluted EPS from net income.

	Three Months Ended March 31,
	2015	2014
	(Dollars In Thousands, Except Per Share Amounts)
Net income	$53,163	$70,970
Less: Net income attributable to noncontrolling interests	2,183	2,015
Net income attributable to Westar Energy, Inc.	50,980	68,955
Less: Net income allocated to RSUs	118	183
Net income allocated to common stock	$50,862	$68,772

Weighted average equivalent common shares outstanding – basic	132,395,497	129,004,112
Effect of dilutive securities:
RSUs	175,876	66,427
Forward sale agreements	2,968,258	2,198,824
Weighted average equivalent common shares outstanding – diluted (a)	135,539,631	131,269,363

Earnings per common share, basic	$0.38	$0.53
Earnings per common share, diluted	$0.38	$0.52
_______________
(a)We had no antidilutive securities for the three months ended March 31, 2015 and 2014.

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
CASH PAID FOR (RECEIVED FROM):
Interest on financing activities, net of amount capitalized	$38,927	$39,028
Interest on financing activities of VIEs	5,651	6,515
NON-CASH INVESTING TRANSACTIONS:
Property, plant and equipment additions	63,265	79,844
NON-CASH FINANCING TRANSACTIONS:
Issuance of stock for compensation and reinvested dividends	3,028	1,710
Assets acquired through capital leases	294	446

New Accounting Pronouncements

We prepare our consolidated financial statements in accordance with GAAP for the United States of America. To address current issues in accounting, the Financial Accounting Standards Board (FASB) issued the following new accounting pronouncement which may affect our accounting and/or disclosure.

Presentation of Financial Statements

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. The amendments in this guidance require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. We have elected to adopt effective December 31, 2015, and do not expect this to have a material impact to our financial statements.

3. RATE MATTERS AND REGULATION

KCC Proceedings

In March 2015, the Kansas Corporation Commission (KCC) issued an order allowing us to adjust our prices to include updated transmission costs as reflected in the transmission formula rate discussed below. The new prices were effective in April 2015 and are expected to increase our annual retail revenues by approximately $7.2 million.

In March 2015, we filed an application with the KCC to adjust our prices to include costs associated with investments in environmental projects during 2014. We expect to implement the new prices in June 2015 and estimate that this will increase our annual retail revenues by approximately $10.8 million.

In March 2015, we filed an application with the KCC to increase our prices by $152.0 million to include, among other things, the additional investment in La Cygne Generating Station (La Cygne) environmental upgrades, the investment to extend the life of Wolf Creek and programs to improve reliability. We expect the KCC to issue an order on our request by late October 2015.

In December 2014, the KCC approved an order allowing us to adjust our prices to include costs incurred for property taxes. The new prices were effective in January 2015 and are expected to increase our annual retail revenues by approximately $4.9 million.

FERC Proceedings

Our transmission formula rate that includes projected 2015 transmission capital expenditures and operating costs was effective in January 2015 and is expected to decrease our annual transmission revenues by approximately $4.6 million. This updated rate provided the basis for our request with the KCC to adjust our retail prices to include updated transmission costs as discussed above.

In August 2014, the KCC filed a complaint against us with the Federal Energy Regulatory Commission (FERC) under Section 206 of the Federal Power Act (FPA).  The complaint seeks to lower our 10.8% base return on equity (ROE) used in determining our transmission formula rate to approximately 8.9%, which would result in a refund obligation of approximately $19.0 million on an annualized basis, and based on our current rate base would reduce our future transmission revenues by approximately $19.0 million on an annualized basis. We filed a response to the complaint opposing any change to the ROE and subsequently on December 18, 2014, the FERC ordered that this matter be set for hearing and settlement judge procedures. Based on settlement discussions between the parties, we have recorded a liability of $6.0 million for our estimated refund obligation from the refund effective date of August 20, 2014, through March 31, 2015. Our estimated refund obligation is based on a base ROE of 9.8%. In addition, we estimate our future transmission revenues would be reduced by approximately $10.0 million on an annualized basis as a result of the reduced ROE.

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

	As of March 31, 2015		As of December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
Fixed-rate debt	$2,980,000	$3,413,513	$3,105,000	$3,488,410
Fixed-rate debt of VIEs	166,278	183,356	194,204	213,579

Recurring Fair Value Measurements

The following table provides the amounts and their corresponding level of hierarchy for our assets that are measured at fair value.

As of March 31, 2015	Level 1	Level 2	Level 3	Total
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity funds	$—	$52,013	$6,061	$58,074
International equity funds	—	34,860	—	34,860
Core bond fund	—	19,627	—	19,627
High-yield bond fund	—	13,556	—	13,556
Emerging market bond fund	—	12,465	—	12,465
Other fixed income fund	—	4,862	—	4,862
Combination debt/equity/other funds	—	19,867	—	19,867
Alternative investment fund	—	—	16,784	16,784
Real estate securities fund	—	—	9,758	9,758
Cash equivalents	501	—	—	501
Total Nuclear Decommissioning Trust	501	157,250	32,603	190,354
Trading Securities:
Domestic equity funds	—	18,649	—	18,649
International equity fund	—	4,450	—	4,450
Core bond fund	—	12,466	—	12,466
Cash equivalents	169	—	—	169
Total Trading Securities	169	35,565	—	35,734
Total Assets Measured at Fair Value	$670	$192,815	$32,603	$226,088

As of December 31, 2014	Level 1	Level 2	Level 3	Total
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity funds	$—	$54,925	$6,047	$60,972
International equity funds	—	30,791	—	30,791
Core bond fund	—	19,289	—	19,289
High-yield bond fund	—	13,198	—	13,198
Emerging market bond fund	—	10,988	—	10,988
Other fixed income fund	—	4,779	—	4,779
Combination debt/equity/other funds	—	18,141	—	18,141
Alternative investment fund	—	—	16,970	16,970
Real estate securities fund	—	—	9,548	9,548
Cash equivalents	340	—	—	340
Total Nuclear Decommissioning Trust	340	152,111	32,565	185,016
Trading Securities:
Domestic equity funds	—	18,698	—	18,698
International equity fund	—	4,252	—	4,252
Core bond fund	—	12,379	—	12,379
Cash equivalents	168	—	—	168
Total Trading Securities	168	35,329	—	35,497
Total Assets Measured at Fair Value	$508	$187,440	$32,565	$220,513

The following table provides reconciliations of assets held in the Nuclear Decommissioning Trust (NDT) measured at fair value using significant level 3 inputs for the three months ended March 31, 2015 and 2014.

	Domestic Equity Funds	Alternative Investment Fund	Real Estate Securities Fund	Net Balance
	(In Thousands)
Balance as of December 31, 2014	$6,047	$16,970	$9,548	$32,565
Total realized and unrealized gains (losses) included in:
Regulatory liabilities	338	(186)	210	362
Purchases	100	—	97	197
Sales	(424)	—	(97)	(521)
Balance as of March 31, 2015	$6,061	$16,784	$9,758	$32,603

Balance as of December 31, 2013	$5,817	$15,675	$8,511	$30,003
Total realized and unrealized gains (losses) included in:
Regulatory liabilities	162	427	301	890
Purchases	50	—	76	126
Sales	(45)	—	(76)	(121)
Balance as of March 31, 2014	$5,984	$16,102	$8,812	$30,898

Portions of the gains and losses contributing to changes in net assets in the above table are unrealized. The following table summarizes the unrealized gains and losses we recorded to regulatory liabilities on our consolidated financial statements during the three months ended March 31, 2015 and 2014, attributed to level 3 assets and liabilities. See Note 3, "Rate Matters and Regulation," in the 2014 Form 10-K for additional information regarding our regulatory assets and liabilities.

	Domestic Equity Funds	Alternative Investment Fund	Real Estate Securities Fund	Net Balance
	(In Thousands)
Three Months Ended March 31, 2015	$(86)	$(186)	$112	$(160)
Three Months Ended March 31, 2014	117	427	224	768

Some of our investments in the NDT and our trading securities portfolio are measured at net asset value and do not have readily determinable fair values. These investments are either with investment companies or companies that follow accounting guidance consistent with investment companies. In certain situations these investments may have redemption restrictions. The following table provides additional information on these investments.

	As of March 31, 2015		As of December 31, 2014		As of March 31, 2015
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Frequency	Length of Settlement
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity funds	$6,061	$2,248	$6,047	$2,348	(a)	(a)
Alternative investment fund	16,784	—	16,970	—	(b)	(b)
Real estate securities fund	9,758	—	9,548	—	Quarterly	80 days
Total Nuclear Decommissioning Trust	32,603	2,248	32,565	2,348

Trading Securities:
Domestic equity funds	18,649	—	18,698	—	Upon Notice	1 day
International equity funds	4,450	—	4,252	—	Upon Notice	1 day
Core bond fund	12,466	—	12,379	—	Upon Notice	1 day
Total Trading Securities	35,565	—	35,329	—
Total	$68,168	$2,248	$67,894	$2,348
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

(b)
This fund had an initial lock-up period of 24 months, which expired in April 2015. Redemptions are allowed, on a quarterly basis, after 24 months at the sole discretion of the fund's board of directors. A 65-day notice of redemption is required. There is a holdback on final redemptions.

Price Risk

We use various types of fuel, including coal, natural gas, uranium and diesel to operate our plants and also purchase power to meet customer demand. Our prices and consolidated financial results are exposed to market risks from commodity price changes for electricity and other energy-related products as well as from interest rates. Volatility in these markets impacts our costs of purchased power, costs of fuel for our generating plants and our participation in energy markets. We strive to manage our customers' and our exposure to market risks through regulatory, operating and financing activities and, when we deem appropriate, we economically hedge a portion of these risks through the use of derivative financial instruments for non-trading purposes.

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

Trading Securities

We hold equity and debt investments which we classify as trading securities in a trust used to fund certain retirement benefit obligations. As of March 31, 2015, and December 31, 2014, we measured the fair value of trust assets at $35.7 million and $35.5 million, respectively. We include unrealized gains or losses on these securities in investment earnings on our consolidated statements of income. For the three months ended March 31, 2015 and 2014, we recorded unrealized gains of $0.7 million and $0.5 million, respectively, on the assets still held.

Available-for-Sale Securities

We hold investments in a trust for the purpose of funding the decommissioning of Wolf Creek. We have classified these investments as available-for-sale and have recorded all such investments at their fair market value as of March 31, 2015, and December 31, 2014.

Using the specific identification method to determine cost, we realized gains on our available-for-sale securities of $0.2 million and $0.1 million during the three months ended March 31, 2015 and 2014, respectively. We record net realized and unrealized gains and losses in regulatory liabilities on our consolidated balance sheets. This reporting is consistent with the method we use to account for the decommissioning costs we recover in our prices. Gains or losses on assets in the trust fund are recorded as increases or decreases, respectively, to regulatory liabilities and could result in lower or higher funding requirements for decommissioning costs, which we believe would be reflected in the prices paid by our customers.

The following table presents the cost, gross unrealized gains and losses, fair value and allocation of investments in the NDT fund as of March 31, 2015, and December 31, 2014.

		Gross Unrealized
Security Type	Cost	Gain	Loss	Fair Value	Allocation
	(Dollars In Thousands)
As of March 31, 2015
Domestic equity funds	$42,167	$15,914	$(7)	$58,074	31%
International equity funds	30,608	4,689	(437)	34,860	18%
Core bond fund	18,911	716	—	19,627	10%
High-yield bond fund	13,517	39	—	13,556	7%
Emerging market bond fund	14,062	—	(1,597)	12,465	7%
Other fixed income fund	4,827	35	—	4,862	3%
Combination debt/equity/other funds	16,010	4,419	(562)	19,867	10%
Alternative investment fund	15,000	1,784	—	16,784	9%
Real estate securities fund	10,717	—	(959)	9,758	5%
Cash equivalents	501	—	—	501	<1%
Total	$166,320	$27,596	$(3,562)	$190,354	100%

As of December 31, 2014
Domestic equity funds	$46,126	$14,853	$(7)	$60,972	33%
International equity funds	27,521	3,683	(413)	30,791	17%
Core bond fund	18,811	478	—	19,289	10%
High-yield bond fund	13,342	—	(144)	13,198	7%
Emerging market bond fund	12,556	—	(1,568)	10,988	6%
Other fixed income fund	4,798	—	(19)	4,779	3%
Combination debt/equity/other funds	14,975	3,786	(620)	18,141	10%
Alternative investment fund	15,000	1,970	—	16,970	9%
Real estate securities fund	10,619	—	(1,071)	9,548	5%
Cash equivalents	340	—	—	340	<1%
Total	$164,088	$24,770	$(3,842)	$185,016	100%

The following table presents the fair value and the gross unrealized losses of the available-for-sale securities held in the NDT fund aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2015, and December 31, 2014.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
As of March 31, 2015
Domestic equity funds	$—	$—	$363	$(7)	$363	$(7)
International equity funds	7,233	(437)	—	—	7,233	(437)
Emerging market bond fund	—	—	12,465	(1,597)	12,465	(1,597)
Combination debt/equity/other funds	—	—	6,397	(562)	6,397	(562)
Real estate securities fund	—	—	9,758	(959)	9,758	(959)
Total	$7,233	$(437)	$28,983	$(3,125)	$36,216	$(3,562)

As of December 31, 2014
Domestic equity funds	$—	$—	$263	$(7)	$263	$(7)
International equity funds	5,905	(413)	—	—	5,905	(413)
High-yield bond fund	13,198	(144)	—	—	13,198	(144)
Emerging market bond fund	—	—	10,988	(1,568)	10,988	(1,568)
Other fixed income funds	4,779	(19)	—	—	4,779	(19)
Combination debt/equity/other funds	—	—	5,892	(620)	5,892	(620)
Real estate securities fund	—	—	9,548	(1,071)	9,548	(1,071)
Total	$23,882	$(576)	$26,691	$(3,266)	$50,573	$(3,842)

6. DEBT FINANCING

In February 2014, Westar Energy had extended the term of its $270.0 million credit facility to February 2017, $20.0 million of which was set to terminate in February 2016. In April 2015, the $20.0 million was extended to also terminate in February 2017.

In January 2015, Westar Energy redeemed $125.0 million in principal amount of first mortgage bonds bearing stated interest at 5.95% and maturing January 2035.

7. TAXES

We recorded income tax expense of $27.7 million with an effective income tax rate of 34% for the three months ended March 31, 2015, and income tax expense of $35.0 million with an effective income tax rate of 33% for the same period of 2014.

As of March 31, 2015, and December 31, 2014, our unrecognized income tax benefits totaled $3.2 million. We do not expect significant changes in our unrecognized income tax benefits in the next 12 months.

As of March 31, 2015, and December 31, 2014, we had no amounts accrued for interest related to our unrecognized income tax benefits. We accrued no penalties at either March 31, 2015, or December 31, 2014.

As of March 31, 2015, and December 31, 2014, we had recorded $1.5 million for probable assessments of taxes other than income taxes.

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

8. PENSION AND POST-RETIREMENT BENEFIT PLANS

The following table summarizes the net periodic costs for our pension and post-retirement benefit plans prior to the effects of capitalization.

	Pension Benefits		Post-retirement Benefits
Three Months Ended March 31,	2015	2014	2015	2014
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$5,348	$4,055	$361	$345
Interest cost	10,753	10,400	1,422	1,588
Expected return on plan assets	(10,059)	(9,109)	(1,654)	(1,644)
Amortization of unrecognized:
Prior service costs	130	131	114	631
Actuarial loss (gain), net	7,661	4,840	95	(185)
Net periodic cost before regulatory adjustment	13,833	10,317	338	735
Regulatory adjustment (a)	1,797	4,002	1,013	1,124
Net periodic cost	$15,630	$14,319	$1,351	$1,859
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

During the three months ended March 31, 2015 and 2014, we contributed $8.5 million and $10.4 million, respectively, to the Westar Energy pension trust.

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

	Pension Benefits		Post-retirement Benefits
Three Months Ended March 31,	2015	2014	2015	2014
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$1,899	$1,424	$34	$43
Interest cost	2,254	2,117	79	116
Expected return on plan assets	(2,261)	(2,021)	—	—
Amortization of unrecognized:
Prior service costs	14	14	—	—
Actuarial loss, net	1,482	747	1	41
Net periodic cost before regulatory adjustment	3,388	2,281	114	200
Regulatory adjustment (a)	(304)	501	—	—
Net periodic cost	$3,084	$2,782	$114	$200
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

During the three months ended March 31, 2015, we funded $1.3 million of Wolf Creek's pension plan contributions. During the three months ended March 31, 2014, we did not fund Wolf Creek's pension plan.

10. COMMITMENTS AND CONTINGENCIES

Federal Clean Air Act

We must comply with the federal Clean Air Act (CAA), state laws and implementing federal and state regulations that impose, among other things, limitations on emissions generated from our operations, including sulfur dioxide (SO2), particulate matter (PM), nitrogen oxides (NOx), carbon monoxide (CO), mercury and acid gases.

Emissions from our generating facilities, including PM, SO2 and NOx, have been determined by regulation to reduce visibility by causing or contributing to regional haze. Under federal laws, such as the Clean Air Visibility Rule, and pursuant to an agreement with the Kansas Department of Health and Environment and the Environmental Protection Agency (EPA), we are required to install, operate and maintain controls to reduce emissions found to cause or contribute to regional haze.

Cross-State Air Pollution Rule

In 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR) requiring 28 states, including Kansas, Missouri and Oklahoma, to further reduce emissions of SO2 and NOx. In April 2014, the U.S. Supreme Court reversed a 2012 decision by the U.S. Court of Appeals for the District of Columbia Circuit that had vacated CSAPR and remanded CSAPR back to the U.S. Court of Appeals for further proceedings consistent with the U.S. Supreme Court decision. In June 2014, the U.S. Department of Justice, on behalf of the EPA, filed a motion to lift the CSAPR stay. In October 2014, the U.S. Court of Appeals granted the motion to lift the CSAPR stay and established a schedule to hear arguments on the remaining outstanding issues, which began in March 2015. A decision is expected later this year. During the CSAPR stay, we installed various emission controls at our generation facilities that we expect reduces the impact of CSAPR. We are unable to determine the full impact of reinstatement of CSAPR until the U.S. Court of Appeals and the EPA take further action, however, we are prepared to comply with CSAPR in its current form.

National Ambient Air Quality Standards

Under the federal CAA, the EPA sets National Ambient Air Quality Standards (NAAQS) for certain emissions considered harmful to public health and the environment, including two classes of PM, ozone, NOx (a precursor to ozone), CO and SO2, which result from fossil fuel combustion. Areas meeting the NAAQS are designated attainment areas while those that do not meet the NAAQS are considered nonattainment areas. Each state must develop a plan to bring nonattainment areas into compliance with the NAAQS. NAAQS must be reviewed by the EPA at five-year intervals.

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

Greenhouse Gases

Byproducts of burning coal and other fossil fuels include carbon dioxide (CO2) and other gases referred to as GHGs, which are believed by many to contribute to climate change. The EPA is currently, and has further proposed, using the federal CAA to limit CO2 and other GHG emissions, and other measures are being imposed or offered by individual states, municipalities and regional agreements with the goal of reducing GHG emissions.

In January 2014, the EPA re-proposed a New Source Performance Standard that would limit CO2 emissions for new coal and natural gas fueled electric generating units. The re-proposal would limit CO2 emissions to 1,000 lbs per Megawatt hour (MWh) generated for larger natural gas units and 1,100 lbs per MWh generated for smaller natural gas units and coal units. The EPA issued proposed standards addressing CO2 emissions for modified, reconstructed and existing power plants in June 2014. The standards for existing plants is known as the Clean Power Plan. The EPA anticipates issuing final rules for new, modified, reconstructed and existing power plants by summer 2015 and requiring states to submit their state plans to the EPA by summer 2016. The EPA is expected to propose in summer 2015 a federal plan that will implement the Clean Power Plan for states that fail to submit adequate state plans, with such federal plan expected to be finalized by summer 2016. While the Clean Power Plan is not yet final, various legal and judicial challenges to it have been filed. We cannot at this time determine the impact of such proposals on our operations or consolidated financial results, but we believe the costs to comply could be material.

Under regulations formerly known as the Tailoring Rule, the EPA regulates GHG emissions from certain stationary sources. The regulations are implemented pursuant to two federal CAA programs, the Prevention of Significant Deterioration (PSD) and Title V Operating Permit Programs, that impose recordkeeping and monitoring requirements and also mandate the implementation of best available control technology (BACT) for projects that cause a significant increase in GHG emissions (currently defined to be more than 75,000 tons or more per year or 100,000 tons or more per year, depending on various factors). In June 2014, the U.S. Supreme Court ruled that the EPA had exceeded its statutory authority in issuing the Tailoring Rule by regulating under the PSD program sources based solely on their GHG emissions. However, the U.S. Supreme Court also held that the EPA could impose GHG BACT requirements for sources already required to implement PSD for other pollutants. Therefore, if future modifications to our sources require PSD review for other pollutants, it may also trigger GHG BACT requirements. The EPA has issued guidance on what BACT entails for the control of GHGs and individual states are now required to determine what controls are required for facilities within their jurisdiction on a case-by-case basis. We cannot at this time determine the impact of these regulations on our future operations or consolidated financial results as we would not be required to implement BACT until we construct a new major source or make a major modification of an existing major source. The cost of compliance, however, could be material.

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

In April 2014, the EPA along with the U.S. Army Corps of Engineers issued a proposed rule defining the Waters of the United States for purposes of the CWA. The related public comment period closed in November 2014. This rulemaking has the potential to impact all programs under the CWA. Expansion of regulated waterways is possible under the proposal, which could impact several permitting programs. Although we cannot at this time determine the timing or impact of compliance with any new regulations, more stringent regulations could have a material impact on our operations or consolidated financial results.

Regulation of Coal Combustion Byproducts

In the course of operating our coal generation plants, we produce coal combustion byproducts (CCBs), including fly ash, gypsum and bottom ash. We recycle some of our ash production, principally by selling to the aggregate industry. The EPA published a rule to regulate CCBs in April 2015, which we believe will require additional CCB handling, processing and storage equipment and potential closure of certain ash disposal areas. While we cannot at this time estimate the impact and costs associated with future regulations of CCBs, we believe the impact on our operations or consolidated financial results could be material.

Renewable Energy Standard

Kansas law mandates that we maintain a minimum amount of renewable energy sources. Through 2015, net renewable generation capacity must be 10% of the average peak retail demand for the three prior years, subject to limited exceptions. This requirement increases to 15% for years 2016 through 2019 and 20% for 2020 and thereafter. With our existing wind generation facilities, purchased power contracts and renewable energy credits, we are able to satisfy the net renewable generation requirement through 2015. With our agreements to purchase an additional 400 megawatts of installed design capacity from wind generation facilities, which will begin later in 2015 through 2016, we expect to meet the increased requirements for 2020 and thereafter. If we are unable to meet future requirements, our operations and consolidated financial results could be adversely impacted.

Storage of Spent Nuclear Fuel

In 2010, the DOE filed a motion with the NRC to withdraw its then pending application to construct a national repository for the disposal of spent nuclear fuel and high-level radioactive waste at Yucca Mountain, Nevada. An NRC board denied the DOE's motion to withdraw its application and the DOE appealed that decision to the full NRC. In 2011, the NRC issued an evenly split decision on the appeal and also ordered the licensing board to close out its work on the DOE's application by the end of 2011 due to a lack of funding. These agency actions prompted the States of Washington and South Carolina, and a county in South Carolina, to file a lawsuit in a federal Court of Appeals asking the court to compel the NRC to resume its license review and to issue a decision on the license application. In August 2013, the court ordered the NRC to resume its review of the DOE's application. The NRC has not yet issued its decision. Wolf Creek has an on-site storage facility designed to hold all spent fuel generated at the plant through 2025 and believes it will be able to expand on-site storage as needed past 2025. We cannot predict when, or if, an alternative disposal site will be available to receive Wolf Creek's spent nuclear fuel and will continue to monitor this activity.

FERC Proceedings

In August 2014, the KCC filed a complaint against us with the FERC under Section 206 of the FPA. See Note 3, "Rate Matters and Regulation," for additional information.

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

12. COMMON STOCK

During the three months ended March 31, 2015, Westar Energy issued 0.2 million shares of common stock with a physical settlement amount of $7.5 million to completely settle certain forward sale transactions under the March 2013 master forward sale agreement. Under that agreement Westar Energy had been required to settle any forward transaction within 18 months of the date of the transaction. Assuming physical share settlement of the approximately 8.9 million shares associated with all outstanding forward sale transactions as of March 31, 2015, Westar Energy would have received aggregate proceeds of approximately $247.2 million based on a weighted-average forward price of $27.73 per share.

13. VARIABLE INTEREST ENTITIES

In determining the primary beneficiary of a VIE, we assess the entity's purpose and design, including the nature of the entity's activities and the risks that the entity was designed to create and pass through to its variable interest holders. A reporting enterprise is deemed to be the primary beneficiary of a VIE if it has (a) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The primary beneficiary of a VIE is required to consolidate the VIE. The trusts holding our 8% interest in Jeffrey Energy Center (JEC) and our 50% interest in La Cygne unit 2 are VIEs of which we are the primary beneficiary.

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

Financial Statement Impact

We have recorded the following assets and liabilities on our consolidated balance sheets related to the VIEs described above.

	As of	As of
	March 31, 2015	December 31, 2014
	(In Thousands)
Assets:
Property, plant and equipment of variable interest entities, net	$275,989	$278,573
Regulatory assets (a)	8,213	7,882

Liabilities:
Current maturities of long-term debt of variable interest entities	$28,315	$27,933
Accrued interest (b)	68	2,961
Long-term debt of variable interest entities, net	138,209	166,565
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

In Management's Discussion and Analysis, we discuss our operating results for the three months ended March 31, 2015, compared to the same period of 2014, our general financial condition and significant changes that occurred during 2015. As you read Management's Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

SUMMARY OF SIGNIFICANT ITEMS

Earnings Per Share

Following is a summary of our net income and basic EPS.

	Three Months Ended March 31,
	2015	2014	Change
	(Dollars In Thousands, Except Per Share Amounts)
Net income attributable to Westar Energy, Inc.	$50,980	$68,955	$(17,975)
Earnings per common share, basic	0.38	0.53	(0.15)

Net income and basic EPS decreased for the three months ended March 31, 2015, compared to the same period in 2014, due primarily to decreased energy marketing margins of $12.2 million and lower retail electricity sales. The decreased energy marketing margins were due primarily to greater volatility of power prices in 2014 in some of the wholesale markets in which we buy and sell power. The lower retail electricity sales were attributable principally to warmer weather, which particularly impacts residential and commercial electricity sales. As measured by heating degree days, the weather during the three months ended March 31, 2015, was 13% warmer than the same period of 2014. Also contributing to the decrease was our having recorded a $6.0 million reduction to transmission revenues for our estimated refund obligation associated with a FERC proceeding. See Note 3 to the Condensed Consolidated Financial Statements, "Rate Matters and Regulation - FERC Proceedings," for a discussion of this proceeding.

Current Trends

The following is an update to and is to be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Form 10-K.

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations. Environmental laws and regulations affecting our operations are overlapping, complex, subject to changes, have become more stringent over time and are expensive to implement. There are a variety of final and proposed laws and regulations that could have a material adverse effect on our operations and consolidated financial results, including those relating to:

•	further regulation of GHGs by the EPA, including pursuant to the Clean Power Plan, and future legislation that could be proposed by the U.S. Congress;

•	various proposed and expected regulations governing air emissions including, those relating to NAAQS (particularly those relating to PM, NOx, ozone, CO and SO2) and the CSAPR;

•	our water discharges, including under Section 316(b) of the federal Clean Water Act (CWA) and the definition of Waters of the United States for purposes of the CWA;

•	the regulation of CCB; and

•	applicable renewable energy standards.

See Note 3, “Rate Matters and Regulation” and Note 10, “Commitments and Contingencies,” for additional information.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Note 2 of the Notes to Condensed Consolidated Financial Statements, "Summary of Significant Accounting Policies," contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions by management. The policies highlighted in our 2014 Form 10-K have an impact on our reported results that may be material due to the levels of judgment and subjectivity necessary to account for uncertain matters or their susceptibility to change.

From December 31, 2014, through March 31, 2015, we did not experience any significant changes in our critical accounting estimates. For additional information, see our 2014 Form 10-K.

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

Wholesale: Sales of electricity to electric cooperatives, municipalities and other electric utilities and RTOs, the prices for which are either based on cost or prevailing market prices as prescribed by FERC authority. Revenues from these sales are either included in the RECA or used in the determination of base rates at the time of our next general rate case.

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

Three Months Ended March 31, 2015, Compared to Three Months Ended March 31, 2014

Below we discuss our operating results for the three months ended March 31, 2015, compared to the results for the three months ended March 31, 2014. Significant changes in results of operations shown in the table immediately below are further explained in the descriptions that follow.

	Three Months Ended March 31,
	2015	2014	Change	% Change
	(Dollars In Thousands, Except Per Share Amounts)
REVENUES:
Residential	$181,294	$192,287	$(10,993)	(5.7)
Commercial	161,305	161,100	205	0.1
Industrial	96,479	94,495	1,984	2.1
Other retail	539	(8,523)	9,062	106.3
Total Retail Revenues	439,617	439,359	258	0.1
Wholesale	86,755	110,613	(23,858)	(21.6)
Transmission (a)	58,585	61,466	(2,881)	(4.7)
Other	5,850	17,118	(11,268)	(65.8)
Total Revenues	590,807	628,556	(37,749)	(6.0)
OPERATING EXPENSES:
Fuel and purchased power	155,482	173,839	(18,357)	(10.6)
SPP network transmission costs	56,812	51,958	4,854	9.3
Operating and maintenance	85,080	91,790	(6,710)	(7.3)
Depreciation and amortization	74,586	70,110	4,476	6.4
Selling, general and administrative	55,418	56,486	(1,068)	(1.9)
Taxes other than income tax	37,871	34,832	3,039	8.7
Total Operating Expenses	465,249	479,015	(13,766)	(2.9)
INCOME FROM OPERATIONS	125,558	149,541	(23,983)	(16.0)
OTHER INCOME (EXPENSE):
Investment earnings	2,480	2,378	102	4.3
Other income	2,814	5,917	(3,103)	(52.4)
Other expense	(5,713)	(5,664)	(49)	(0.9)
Total Other (Expense) Income	(419)	2,631	(3,050)	(115.9)
Interest expense	44,298	46,241	(1,943)	(4.2)
INCOME BEFORE INCOME TAXES	80,841	105,931	(25,090)	(23.7)
Income tax expense	27,678	34,961	(7,283)	(20.8)
NET INCOME	53,163	70,970	(17,807)	(25.1)
Less: Net income attributable to noncontrolling interests	2,183	2,015	168	8.3
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$50,980	$68,955	$(17,975)	(26.1)
BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC.	$0.38	$0.53	$(0.15)	(28.3)
DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC.	$0.38	$0.52	$(0.14)	(26.9)
_______________
(a) Includes revenue from an SPP network transmission tariff corresponding to our SPP network transmission costs. For the three months ended March 31, 2015 and 2014, these costs, less administration fees of $14.3 million and $12.0 million, respectively, were returned to us as revenue.

Gross Margin

Fuel and purchased power costs fluctuate with electricity sales and unit costs. As permitted by regulators, we adjust our retail prices to reflect changes in the costs of fuel and purchased power. Fuel and purchased power costs for wholesale customers are recovered at prevailing market prices or based on a predetermined formula with a price adjustment approved by FERC. As a result, changes in fuel and purchased power costs are offset in revenues with minimal impact on net income. In addition, SPP network transmission costs fluctuate due primarily to investments by us and other members of the SPP for upgrades to the transmission grid within the SPP RTO. As with fuel and purchased power costs, changes in SPP network transmission costs are mostly reflected in the prices we charge customers with minimal impact on net income. For these reasons, we believe gross margin is useful for understanding and analyzing changes in our operating performance from one period to the next. We calculate gross margin as total revenues, including transmission revenues, less the sum of fuel and purchased power costs and amounts billed by the SPP for network transmission costs. Accordingly, gross margin reflects transmission revenues and costs on a net basis. The following table summarizes our gross margin for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014	Change	% Change
	(Dollars In Thousands)
Revenues	$590,807	$628,556	$(37,749)	(6.0)
Less: Fuel and purchased power expense	155,482	173,839	(18,357)	(10.6)
SPP network transmission costs	56,812	51,958	4,854	9.3
Gross Margin	$378,513	$402,759	$(24,246)	(6.0)

The following table reflects changes in electricity sales for the three months ended March 31, 2015 and 2014. No electricity sales are shown for transmission or other as they are not directly related to the amount of electricity we sell.

	Three Months Ended March 31,
	2015	2014	Change	% Change
	(Thousands of MWh)
ELECTRICITY SALES:
Residential	1,554	1,709	(155)	(9.1)
Commercial	1,731	1,760	(29)	(1.6)
Industrial	1,324	1,339	(15)	(1.1)
Other retail	20	21	(1)	(4.8)
Total Retail	4,629	4,829	(200)	(4.1)
Wholesale	2,571	2,476	95	3.8
Total	7,200	7,305	(105)	(1.4)

Gross margin decreased for the three months ended March 31, 2015, compared to the same period in 2014, due primarily to decreased energy marketing margins of $12.2 million due to greater volatility in 2014 of power prices in some of the wholesale markets in which we buy and sell power. Also contributing to the decrease in gross margin was lower retail electricity sales, offset by higher prices. The lower retail electricity sales were attributable principally to warmer weather, which particularly impacts residential and commercial electricity sales. As measured by heating degree days, the weather during the three months ended March 31, 2015, was 13% warmer than the same period of 2014. The higher prices were primarily due to investments we made in our transmission infrastructure and air quality controls at our power plants. Further contributing to the decrease in gross margin was our having recorded a $6.0 million reduction to transmission revenues for our estimated refund obligation associated with a FERC proceeding. See Note 3 to the Condensed Consolidated Financial Statements, "Rate Matters and Regulation - FERC Proceedings," for a discussion of this proceeding.

Income from operations is the most directly comparable measure to our presentation of gross margin that is calculated and presented in accordance with GAAP in our consolidated statements of income. Our presentation of gross margin should not be considered in isolation or as a substitute for income from operations. Additionally, our presentation of gross margin may not be comparable to similarly titled measures reported by other companies. The following table reconciles income from operations with gross margin for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014	Change	% Change
	(Dollars In Thousands)
Gross margin	$378,513	$402,759	$(24,246)	(6.0)
Less: Operating and maintenance expense	85,080	91,790	(6,710)	(7.3)
Depreciation and amortization expense	74,586	70,110	4,476	6.4
Selling, general and administrative expense	55,418	56,486	(1,068)	(1.9)
Taxes other than income tax	37,871	34,832	3,039	8.7
Income from operations	$125,558	$149,541	$(23,983)	(16.0)

Operating Expenses and Other Income and Expense Items

	Three Months Ended March 31,
	2015	2014	Change	% Change
	(Dollars in Thousands)
Operating and maintenance expense	$85,080	$91,790	$(6,710)	(7.3)

Operating and maintenance expense decreased due principally to $5.6 million lower costs at Wolf Creek, which were the result principally of higher operating and maintenance costs incurred during a 2014 scheduled outage.

	Three Months Ended March 31,
	2015	2014	Change	% Change
	(Dollars in Thousands)
Depreciation and amortization expense	$74,586	$70,110	$4,476	6.4

Depreciation and amortization expense increased during the three months ended March 31, 2015, compared to the same period of 2014 due to additions at our power plants, including air quality controls and the addition of transmission facilities.

	Three Months Ended March 31,
	2015	2014	Change	% Change
	(Dollars in Thousands)
Selling, general and administrative expense	$55,418	$56,486	$(1,068)	(1.9)

Selling, general and administrative expense for the three months ended March 31, 2015, decreased due primarily to amortizing $1.2 million less for previously deferred amounts associated with various energy efficiency programs.

	Three Months Ended March 31,
	2015	2014	Change	% Change
	(Dollars in Thousands)
Taxes other than income tax	$37,871	$34,832	$3,039	8.7

Taxes other than income tax increased due primarily to a $2.9 million increase in property tax expense, which is offset in retail revenues.

	Three Months Ended March 31,
	2015	2014	Change	% Change
	(Dollars in Thousands)
Income tax expense	$27,678	$34,961	$(7,283)	(20.8)

Income tax expense decreased for the three month period due principally to lower income before income taxes.

FINANCIAL CONDITION

A number of factors affected amounts recorded on our balance sheet as of March 31, 2015, compared to December 31, 2014.

	As of	As of
	March 31, 2015	December 31, 2014	Change	% Change
	(Dollars in Thousands)
Fuel inventory and supplies	$265,967	$247,406	$18,561	7.5

Inventory increased due principally to a $17.1 million increase in coal inventory due mostly to improved rail performance.

	As of	As of
	March 31, 2015	December 31, 2014	Change	% Change
	(Dollars in Thousands)
Deferred tax assets	19,747	29,636	$(9,889)	(33.4)

Deferred tax assets decreased due primarily to the reversal of $6.5 million of accumulated deferred income taxes related to our having paid non-union, non-executive employee compensation that is at-risk to employees and payable only upon meeting pre-established operating and financial objectives. In addition, deferred tax assets decreased $5.4 million due to an increase in deferred expenses for Wolf Creek's refueling and maintenance outages.

	As of	As of
	March 31, 2015	December 31, 2014	Change	% Change
	(Dollars in Thousands)
Regulatory assets	$860,307	$859,778	$529	0.1
Regulatory liabilities	346,653	343,485	3,168	0.9
Net regulatory assets	$513,654	$516,293	$(2,639)	(0.5)

Total regulatory assets increased due primarily to a $13.6 million increase in amounts deferred for Wolf Creek's refueling and maintenance outages; however, partially offsetting this increase was a $11.7 million decrease in deferred employee benefit costs.

Total regulatory liabilities increased due primarily to the following reasons:

•a $5.3 million increase in the fair value of the NDT;

•	$3.0 million increase in refund obligations related to amounts we have collected from our customers in excess of our actual cost of fuel and purchased power;

•
$2.3 million increase in jurisdictional AFUDC, which is AFUDC that is accrued subsequent to the time costs are included in our prices and prior to the time associated costs are placed into service; however,

•	partially offsetting these increases was a $4.8 million decrease in amounts collected but not yet spent to dispose of plant assets.

	As of	As of
	March 31, 2015	December 31, 2014	Change	% Change
	(Dollars in Thousands)
Long-term debt	$3,090,722	$3,215,539	$(124,817)	(3.9)

Total long-term debt decreased due to Westar Energy redeeming $125.0 million in principal amount of first mortgage bonds in January 2015.

	As of	As of
	March 31, 2015	December 31, 2014	Change	% Change
	(Dollars in Thousands)
Current maturities of long-term debt of variable interest entities	$28,315	$27,933	$382	1.4
Long-term debt of variable interest entities	138,209	166,565	(28,356)	(17.0)
Total long-term debt of variable interest entities	$166,524	$194,498	$(27,974)	(14.4)

Total long-term debt of VIEs decreased due to the VIEs that hold the JEC and La Cygne leasehold interests having made principal payments totaling $27.9 million.

	As of	As of
	March 31, 2015	December 31, 2014	Change	% Change
	(Dollars in Thousands)
Short-term debt	$425,400	$257,600	$167,800	65.1

Short-term debt increased due to increases in issuances of commercial paper used primarily to fund capital expenditures, to redeem debt on an interim basis and for working capital and other corporate purposes.

	As of	As of
	March 31, 2015	December 31, 2014	Change	% Change
	(Dollars in Thousands)
Accrued taxes	$110,957	$74,356	$36,601	49.2

Accrued taxes increased due mostly to an increase in accrued property taxes.

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

Short-Term Borrowings

Westar Energy maintains a commercial paper program pursuant to which it may issue commercial paper up to a maximum aggregate amount outstanding at any one time of $1.0 billion. This program is supported by Westar Energy's revolving credit facilities. Maturities of commercial paper issuances may not exceed 365 days from the date of issuance and proceeds from such issuances will be used to temporarily fund capital expenditures, to redeem debt on an interim basis, for working capital and/or for other general corporate purposes. As of April 30, 2015, Westar Energy had $478.0 million of commercial paper issued and outstanding.

Westar Energy has two revolving credit facilities in the amounts of $730.0 million and $270.0 million. In September 2014, Westar Energy extended the term of the $730.0 million facility by one year to terminate in September 2018, $81.4 million of which will expire in September 2017. In February 2014, Westar Energy had extended the term of its $270.0 million credit facility to February 2017, $20.0 million of which was set to terminate in February 2016. In April 2015, the $20.0 million was extended to also terminate in February 2017. As long as there is no default under the facilities, the $730.0 million facility may be extended an additional two years and the aggregate amount of borrowings under the $730.0 million and $270.0 million facilities may be increased to $1.0 billion and $400.0 million, respectively, subject to lender participation. All borrowings under the facilities are secured by KGE first mortgage bonds. Total combined borrowings under the revolving credit facilities and the commercial paper program may not exceed $1.0 billion at any given time. As of April 30, 2015, no amounts were borrowed and $22.6 million in letters of credit had been issued under the $730.0 million facility. No amounts were borrowed and no letters of credit were issued under the $270.0 million facility as of the same date.

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

As of April 30, 2015, our ratings with the agencies are as shown in the table below.

	Westar Energy First Mortgage Bond Rating	KGE First Mortgage Bond Rating	Westar Energy Commercial Paper	Rating Outlook
Moody’s	A2	A2	P-2	Stable
S&P	A	A	A-2	Stable
Fitch	A-	A-	F2	Positive

Common Stock

During the three months ended March 31, 2015, Westar Energy issued 0.2 million shares of common stock with a physical settlement amount of $7.5 million to completely settle certain forward sale transactions under the March 2013 master forward sale agreement. Under that agreement Westar Energy had been required to settle any forward transaction within 18 months of the date of the transaction. Assuming physical share settlement of the approximately 8.9 million shares associated with all outstanding forward sale transactions as of March 31, 2015, Westar Energy would have received aggregate proceeds of approximately $247.2 million based on a weighted-average forward price of $27.73 per share.

Summary of Cash Flows

	Three Months Ended March 31,
	2015	2014	Change	% Change
	(Dollars In Thousands)
Cash flows from (used in):
Operating activities	$212,495	$238,312	$(25,817)	(10.8)
Investing activities	(186,294)	(216,038)	29,744	13.8
Financing activities	(24,683)	(17,696)	(6,987)	(39.5)
Net increase in cash and cash equivalents	$1,518	$4,578	$(3,060)	(66.8)

Cash Flows from Operating Activities

Cash flows from operating activities decreased due principally to our having paid approximately $25.5 million more for purchased power and transmission services, our having received $23.6 million less for wholesale power sales and transmission services and our having received $9.1 million less for energy marketing activities. Partially offsetting these decreases was our having paid $40.8 million less for coal and natural gas.
Cash Flows used in Investing Activities
Cash flows used in investing activities decreased due primarily to our having invested $31.1 million less in additions to property, plant and equipment.

Cash Flows used in Financing Activities

Cash flows used in financing activities increased due principally to Westar Energy having redeemed $125.0 million in principal amount of first mortgage bonds in January 2015. Offsetting this increase was our having issued $123.7 million more of commercial paper.

Pension Contribution

During the three months ended March 31, 2015, we contributed $8.5 million to the Westar Energy pension trust. We funded $1.3 million of Wolf Creek's pension plan contributions during the same period.

OFF-BALANCE SHEET ARRANGEMENTS

From December 31, 2014, through March 31, 2015, our off balance sheet arrangements did not change materially. For additional information, see our 2014 Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

From December 31, 2014, through March 31, 2015, our contractual obligations and commercial commitments did not change materially outside the ordinary course of business. For additional information, see our 2014 Form 10-K.

OTHER INFORMATION

Changes in Prices

KCC Proceedings

In March 2015, the KCC issued an order allowing us to adjust our prices to include updated transmission costs as reflected in the transmission formula rate discussed below. The new prices were effective in April 2015 and are expected to increase our annual retail revenues by approximately $7.2 million.

In March 2015, we filed an application with the KCC to adjust our prices to include costs associated with investments in environmental projects during 2014. We expect to implement the new prices in June 2015 and estimate that this will increase our annual retail revenues by approximately $10.8 million.

In March 2015, we filed an application with the KCC to increase our prices by $152.0 million to include, among other things, the additional investment in La Cygne environmental upgrades, the investment to extend the life of Wolf Creek and programs to improve reliability. We expect the KCC to issue an order on our request by late October 2015.

In December 2014, the KCC approved an order allowing us to adjust our prices to include costs incurred for property taxes. The new prices were effective in January 2015 and are expected to increase our annual retail revenues by approximately $4.9 million.

FERC Proceedings

Our transmission formula rate that includes projected 2015 transmission capital expenditures and operating costs was effective in January 2015 and is expected to decrease our annual transmission revenues by approximately $4.6 million. This updated rate provided the basis for our request with the KCC to adjust our retail prices to include updated transmission costs as discussed above.

In August 2014, the KCC filed a complaint against us with the FERC under Section 206 of the FPA. The complaint seeks to lower our 10.8% base ROE used in determining our transmission formula rate to approximately 8.9%, which would result in a refund obligation of approximately $19.0 million on an annualized basis, and based on our current rate base would reduce our future transmission revenues by approximately $19.0 million on an annualized basis. We filed a response to the complaint opposing any change to the ROE and subsequently on December 18, 2014, the FERC ordered that this matter be set for hearing and settlement judge procedures. Based on settlement discussions between the parties, we have recorded a liability of $6.0 million for our estimated refund obligation from the refund effective date of August 20, 2014, through March 31, 2015. Our estimated refund obligation is based on a base ROE of 9.8%. In addition, we estimate our future transmission revenues would be reduced by approximately $10.0 million on an annualized basis as a result of the reduced ROE.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in commodity prices, counterparty credit, interest rates, and debt and equity instrument values. From December 31, 2014, to March 31, 2015, no significant changes occurred in our market risk exposure. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2014 Form 10-K for additional information.

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on legal proceedings is set forth in Notes 3, 10 and 11 of the Notes to Condensed Consolidated Financial Statements, "Rate Matters and Regulation," "Commitments and Contingencies" and "Legal Proceedings," respectively, which are incorporated herein by reference.

ITEM 1A. RISK FACTORS

     There were no material changes in our risk factors from December 31, 2014, through March 31, 2015. For additional information, see our 2014 Form 10-K.

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

ITEM 6. EXHIBITS

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended March 31, 2015
31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended March 31, 2015
32
Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended March 31, 2015 (furnished and not to be considered filed as part of the Form 10-Q)

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

WESTAR ENERGY, INC.

Date:	May 5, 2015	By:	/s/ Anthony D. Somma
Anthony D. Somma
Senior Vice President, Chief Financial Officer and Treasurer