Form 10-Q
period 2015-06-30
WESTAR ENERGY INC /KS
filed 2015-08-04
CIK 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
Large accelerated filer    X      Accelerated filer            Non-accelerated filer              Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes             No    X
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	141,253,324 shares
(Class)	(Outstanding at July 28, 2015)

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition
2014 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2014
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligations
BACT	Best Available Control Technology
CAA	Clean Air Act
CCB	Coal combustion byproducts
CO	Carbon monoxide
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
EPA	Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
FPA	Federal Power Act
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
JEC	Jeffrey Energy Center
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
KGE	Kansas Gas and Electric Company
La Cygne	La Cygne Generating Station
MATS	Mercury and Air Toxics Standards
Moody’s	Moody’s Investors Service
MWh	Megawatt hour(s)
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trust
NOx	Nitrogen oxides
PM	Particulate matter
PSD	Prevention of Significant Deterioration
RECA	Retail energy cost adjustment
ROE	Return on equity
RSU	Restricted share unit
RTO	Regional transmission organization
S&P	Standard & Poor’s Ratings Services
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
TEC	Tecumseh Energy Center
TFR	Transmission formula rate
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

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

PART I.    FINANCIAL INFORMATION
ITEM I.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Par Values)
(Unaudited)

	As of	As of
	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,266	$4,556
Accounts receivable, net of allowance for doubtful accounts of $4,569 and $5,309, respectively	266,330	267,327
Fuel inventory and supplies	279,026	247,406
Deferred tax assets	20,073	29,636
Prepaid expenses	18,147	15,793
Regulatory assets	123,961	105,549
Other	43,729	30,655
Total Current Assets	753,532	700,922
PROPERTY, PLANT AND EQUIPMENT, NET	8,340,478	8,162,908
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	273,406	278,573
OTHER ASSETS:
Regulatory assets	726,923	754,229
Nuclear decommissioning trust	191,934	185,016
Other	261,886	265,353
Total Other Assets	1,180,743	1,204,598
TOTAL ASSETS	$10,548,159	$10,347,001
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt of variable interest entities	$28,315	$27,933
Short-term debt	307,100	257,600
Accounts payable	185,307	219,351
Accrued dividends	49,736	44,971
Accrued taxes	87,792	74,356
Accrued interest	48,036	79,707
Regulatory liabilities	60,860	55,142
Other	77,779	90,571
Total Current Liabilities	844,925	849,631
LONG-TERM LIABILITIES:
Long-term debt, net	3,091,655	3,215,539
Long-term debt of variable interest entities, net	138,173	166,565
Deferred income taxes	1,511,299	1,475,487
Unamortized investment tax credits	209,520	211,040
Regulatory liabilities	283,451	288,343
Accrued employee benefits	524,191	532,622
Asset retirement obligations	283,194	230,668
Other	77,287	75,799
Total Long-Term Liabilities	6,118,770	6,196,063
COMMITMENTS AND CONTINGENCIES (See Notes 10 and 12)
EQUITY:
Westar Energy, Inc. Shareholders’ Equity:
Common stock, par value $5 per share; authorized 275,000,000 shares; issued and outstanding 141,178,618 shares and 131,687,454 shares, respective to each date	705,893	658,437
Paid-in capital	1,997,661	1,781,120
Retained earnings	870,820	855,299
Total Westar Energy, Inc. Shareholders’ Equity	3,574,374	3,294,856
Noncontrolling Interests	10,090	6,451
Total Equity	3,584,464	3,301,307
TOTAL LIABILITIES AND EQUITY	$10,548,159	$10,347,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,
	2015	2014
REVENUES	$589,563	$612,668
OPERATING EXPENSES:
Fuel and purchased power	140,080	164,779
SPP network transmission costs	57,352	55,533
Operating and maintenance	82,739	101,839
Depreciation and amortization	76,759	70,882
Selling, general and administrative	63,663	62,168
Taxes other than income tax	37,494	34,738
Total Operating Expenses	458,087	489,939
INCOME FROM OPERATIONS	131,476	122,729
OTHER INCOME (EXPENSE):
Investment earnings	1,634	3,175
Other income	15,121	5,658
Other expense	(2,633)	(2,287)
Total Other Income	14,122	6,546
Interest expense	45,516	47,303
INCOME BEFORE INCOME TAXES	100,082	81,972
Income tax expense	33,839	26,150
NET INCOME	66,243	55,822
Less: Net income attributable to noncontrolling interests	2,533	2,349
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$63,710	$53,473
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC. (See Note 2):
Basic earnings per common share	$0.47	$0.41
Diluted earnings per common share	$0.46	$0.40
AVERAGE EQUIVALENT COMMON SHARES OUTSTANDING:
Basic	135,939,197	129,363,382
Diluted	137,412,152	131,973,139
DIVIDENDS DECLARED PER COMMON SHARE	$0.36	$0.35

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
REVENUES	$1,180,370	$1,241,224
OPERATING EXPENSES:
Fuel and purchased power	295,561	338,618
SPP network transmission costs	114,164	107,491
Operating and maintenance	167,819	193,629
Depreciation and amortization	151,345	140,992
Selling, general and administrative	119,082	118,653
Taxes other than income tax	75,365	69,571
Total Operating Expenses	923,336	968,954
INCOME FROM OPERATIONS	257,034	272,270
OTHER INCOME (EXPENSE):
Investment earnings	4,113	5,553
Other income	17,935	11,575
Other expense	(8,345)	(7,952)
Total Other Income	13,703	9,176
Interest expense	89,814	93,543
INCOME BEFORE INCOME TAXES	180,923	187,903
Income tax expense	61,517	61,111
NET INCOME	119,406	126,792
Less: Net income attributable to noncontrolling interests	4,716	4,365
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$114,690	$122,427
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC. (See Note 2):
Basic earnings per common share	$0.85	$0.95
Diluted earnings per common share	$0.84	$0.93
AVERAGE EQUIVALENT COMMON SHARES OUTSTANDING:
Basic	134,177,136	129,184,767
Diluted	136,329,603	131,778,584
DIVIDENDS DECLARED PER COMMON SHARE	$0.72	$0.70

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$119,406	$126,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151,345	140,992
Amortization of nuclear fuel	10,085	10,304
Amortization of deferred regulatory gain from sale leaseback	(2,748)	(2,748)
Amortization of corporate-owned life insurance	9,042	8,712
Non-cash compensation	4,241	3,945
Net deferred income taxes and credits	54,740	58,097
Stock-based compensation excess tax benefits	(1,178)	544
Allowance for equity funds used during construction	(2,041)	(9,718)
Changes in working capital items:
Accounts receivable	998	(10,586)
Fuel inventory and supplies	(31,307)	(16,248)
Prepaid expenses and other	(40,195)	(4,891)
Accounts payable	(2,873)	(16,199)
Accrued taxes	16,893	8,293
Other current liabilities	(65,908)	(32,477)
Changes in other assets	(9,712)	1,828
Changes in other liabilities	21,046	16,674
Cash Flows from Operating Activities	231,834	283,314
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(334,905)	(427,124)
Purchase of securities - trusts	(9,980)	(4,410)
Sale of securities - trusts	10,263	5,552
Investment in corporate-owned life insurance	(14,845)	(15,903)
Proceeds from investment in corporate-owned life insurance	1,192	1,773
Investment in affiliated company	—	1,418
Other investing activities	(653)	(1,544)
Cash Flows used in Investing Activities	(348,928)	(440,238)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	49,500	208,533
Proceeds from long-term debt	—	171,785
Retirements of long-term debt	(125,000)	(177,500)
Retirements of long-term debt of variable interest entities	(27,925)	(27,305)
Repayment of capital leases	(1,721)	(1,628)
Borrowings against cash surrender value of corporate-owned life insurance	56,622	56,577
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(899)	(1,123)
Stock-based compensation excess tax benefits	1,178	(544)
Issuance of common stock	256,394	20,699
Distributions to shareholders of noncontrolling interests	(1,076)	—
Cash dividends paid	(89,035)	(84,419)
Other financing activities	(3,234)	(1,887)
Cash Flows from Financing Activities	114,804	163,188
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,290)	6,264
CASH AND CASH EQUIVALENTS:
Beginning of period	4,556	4,487
End of period	$2,266	$10,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Westar Energy, Inc. Shareholders
	Common stock shares	Common stock	Paid-in capital	Retained earnings	Non-controlling interests	Total equity
Balance as of December 31, 2013	128,254,229	$641,271	$1,696,727	$724,776	$5,757	$3,068,531
Net income	—	—	—	122,427	4,365	126,792
Issuance of stock	755,961	3,780	16,919	—	—	20,699
Issuance of stock for compensation and reinvested dividends	262,645	1,313	2,899	—	—	4,212
Tax withholding related to stock compensation	—	—	(1,887)	—	—	(1,887)
Dividends on common stock ($0.70 per share)	—	—	—	(90,761)	—	(90,761)
Stock compensation expense	—	—	3,903	—	—	3,903
Tax benefit on stock compensation	—	—	(544)	—	—	(544)
Other	—	—	—	—	(2)	(2)
Balance as of June 30, 2014	129,272,835	$646,364	$1,718,017	$756,442	$10,120	$3,130,943

Balance as of December 31, 2014	131,687,454	$658,437	$1,781,120	$855,299	$6,451	$3,301,307
Net income	—	—	—	114,690	4,716	119,406
Issuance of stock	9,208,267	46,041	210,353	—	—	256,394
Issuance of stock for compensation and reinvested dividends	282,897	1,415	4,117	—	—	5,532
Tax withholding related to stock compensation	—	—	(3,234)	—	—	(3,234)
Dividends on common stock ($0.72 per share)	—	—	—	(99,169)	—	(99,169)
Stock compensation expense	—	—	4,196	—	—	4,196
Tax benefit on stock compensation	—	—	1,178	—	—	1,178
Distribution to shareholders of noncontrolling interests	—	—	—	—	(1,076)	(1,076)
Other	—	—	(69)	—	(1)	(70)
Balance as of June 30, 2015	141,178,618	$705,893	$1,997,661	$870,820	$10,090	$3,584,464

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

We provide electric generation, transmission and distribution services to approximately 700,000 customers in Kansas. Westar Energy provides these services in central and northeastern Kansas, including the cities of Topeka, Lawrence, Manhattan, Salina and Hutchinson. Kansas Gas and Electric Company (KGE), Westar Energy's wholly owned subsidiary, provides these services in south-central and southeastern Kansas, including the city of Wichita. Both Westar Energy and KGE conduct business using the name Westar Energy. Our corporate headquarters is located at 818 South Kansas Avenue, Topeka, Kansas 66612.

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

Use of Management's Estimates

When we prepare our condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, including those related to depreciation, unbilled revenue, valuation of investments, forecasted fuel costs included in our retail energy cost adjustment (RECA) billed to customers, income taxes, pension and post-retirement benefits, our asset retirement obligations (AROs) including the decommissioning of Wolf Creek, environmental issues, VIEs, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the full year.

Fuel Inventory and Supplies

We state fuel inventory and supplies at average cost. Following are the balances for fuel inventory and supplies stated separately.

	As of	As of
	June 30, 2015	December 31, 2014
	(In Thousands)
Fuel inventory	$94,450	$70,416
Supplies	184,576	176,990
Fuel inventory and supplies	$279,026	$247,406

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars In Thousands)
Borrowed funds	$552	$3,213	$2,581	$6,944
Equity funds	90	4,712	2,041	9,718
Total	$642	$7,925	$4,622	$16,662
Average AFUDC Rates	1.2%	6.8%	3.2%	7.0%

Earnings Per Share

We have participating securities in the form of unvested restricted share units (RSUs) with nonforfeitable rights to dividend equivalents that receive dividends on an equal basis with dividends declared on common shares. As a result, we apply the two-class method of computing basic and diluted earnings per share (EPS).

To compute basic EPS, we divide the earnings allocated to common stock by the weighted average number of common shares outstanding. Diluted EPS includes the effect of issuable common shares resulting from our forward sale agreements and RSUs with forfeitable rights to dividend equivalents. We compute the dilutive effect of potential issuances of common shares using the treasury stock method.

The following table reconciles our basic and diluted EPS from net income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars In Thousands, Except Per Share Amounts)
Net income	$66,243	$55,822	$119,406	$126,792
Less: Net income attributable to noncontrolling interests	2,533	2,349	4,716	4,365
Net income attributable to Westar Energy, Inc.	63,710	53,473	114,690	122,427
Less: Net income allocated to RSUs	141	148	257	336
Net income allocated to common stock	$63,569	$53,325	$114,433	$122,091

Weighted average equivalent common shares outstanding – basic	135,939,197	129,363,382	134,177,136	129,184,767
Effect of dilutive securities:
RSUs	121,234	164,641	127,999	122,221
Forward sale agreements	1,351,721	2,445,116	2,024,468	2,471,596
Weighted average equivalent common shares outstanding – diluted (a)	137,412,152	131,973,139	136,329,603	131,778,584

Earnings per common share, basic	$0.47	$0.41	$0.85	$0.95
Earnings per common share, diluted	$0.46	$0.40	$0.84	$0.93
_______________
(a)We had no antidilutive securities for the three and six months ended June 30, 2015 and 2014.

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2015	2014
	(In Thousands)
CASH PAID FOR:
Interest on financing activities, net of amount capitalized	$82,297	$80,373
Interest on financing activities of VIEs	5,651	6,526
Income taxes, net of refunds	126	236
NON-CASH INVESTING TRANSACTIONS:
Property, plant and equipment additions	66,861	90,395
NON-CASH FINANCING TRANSACTIONS:
Issuance of stock for compensation and reinvested dividends	5,532	4,212
Assets acquired through capital leases	1,102	1,195

New Accounting Pronouncements

We prepare our consolidated financial statements in accordance with GAAP for the United States of America. To address current issues in accounting, the Financial Accounting Standards Board (FASB) issued the following new accounting pronouncement which may affect our accounting and/or disclosure.

Revenue Recognition

In May 2014, the FASB issued guidance that addresses revenue from contracts with customers. The objective of the new guidance is to establish principles to report useful information to users of financial statements about the nature, amount, timing and uncertainty of revenue from contracts with customers. This guidance was effective for fiscal years beginning after December 15, 2016. However, in July 2015, the FASB approved to defer the effective date by one year. Early application of the standard is permitted for fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective application or cumulative effect transition method. We have not yet selected a transition method or determined the impact on our consolidated financial statements but we do not expect it to be material.

Presentation of Financial Statements

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. We have elected to adopt effective December 31, 2015, and do not expect this to have a material impact to our financial statements.

3. RATE MATTERS AND REGULATION

KCC Proceedings

In May 2015, the Kansas Corporation Commission (KCC) issued an order allowing us to adjust our prices to include costs associated with investments in environmental projects during 2014. The new prices became effective in June 2015 and are expected to increase our annual retail revenues by approximately $10.8 million.

In March 2015, the KCC issued an order allowing us to adjust our prices to include updated transmission costs as reflected in the transmission formula rate (TFR) discussed below. The new prices became effective in April 2015 and are expected to increase our annual retail revenues by approximately $7.2 million.

In March 2015, we filed an application with the KCC to increase our prices by $152.0 million to include, among other things, additional investment in La Cygne Generating Station (La Cygne) environmental upgrades, investment to extend the life of Wolf Creek and costs related to programs to improve reliability. We subsequently reduced our request to $130.0 million due primarily to updating the estimated investments for La Cygne and Wolf Creek with actual costs through May 2015. In July 2015, the KCC staff and intervenors in our rate case filed testimony with the KCC stating their proposed adjustments to our electric prices. The KCC staff's proposed adjustments would result in an increase in our prices by approximately $55.0 million. Subsequently, we filed with the KCC additional testimony to rebut the KCC staff's and intervenors' findings, conclusions and proposed adjustments. We cannot predict the outcome of the rate case and expect the KCC to issue an order on our request by late October 2015 with new prices effective November 2015.

In December 2014, the KCC approved an order allowing us to adjust our prices to include costs incurred for property taxes. The new prices were effective in January 2015 and are expected to increase our annual retail revenues by approximately $4.9 million.

FERC Proceedings

Our TFR that includes projected 2015 transmission capital expenditures and operating costs was effective in January 2015 and is expected to decrease our annual transmission revenues by approximately $4.6 million. This updated rate provided the basis for our request to the KCC to adjust our retail prices to include updated transmission costs as discussed above.

In August 2014, the KCC filed a complaint against us with the Federal Energy Regulatory Commission (FERC) under Section 206 of the Federal Power Act (FPA).  The complaint sought to lower our base return on equity (ROE) used in determining our TFR, which would result in a refund obligation and reduce our future transmission revenues. In June 2015, we filed a settlement agreement with the FERC, which if approved, would result in an ROE of 10.3%, which consists of a 9.8% base ROE plus a 0.5% incentive ROE for participation in an RTO. In July 2015, FERC staff filed initial comments supporting the proposed settlement. As a result, we have recorded a liability of $8.6 million for our estimated refund obligation from the refund effective date of August 20, 2014 through June 30, 2015. In addition, we estimate our future transmission revenues would be reduced by approximately $10.0 million on an annualized basis as a result of the reduced ROE.

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

	As of June 30, 2015		As of December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
Fixed-rate debt	$2,980,000	$3,207,527	$3,105,000	$3,488,410
Fixed-rate debt of VIEs	166,278	181,951	194,204	213,579

Recurring Fair Value Measurements

The following table provides the amounts and their corresponding level of hierarchy for our assets that are measured at fair value.

As of June 30, 2015	Level 1	Level 2	Level 3	Total
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity funds	$—	$52,432	$5,910	$58,342
International equity funds	—	35,297	—	35,297
Core bond fund	—	19,435	—	19,435
High-yield bond fund	—	13,710	—	13,710
Emerging market bond fund	—	12,462	—	12,462
Other fixed income fund	—	4,906	—	4,906
Combination debt/equity/other funds	—	20,002	—	20,002
Alternative investment fund	—	—	17,425	17,425
Real estate securities fund	—	—	10,042	10,042
Cash equivalents	313	—	—	313
Total Nuclear Decommissioning Trust	313	158,244	33,377	191,934
Trading Securities:
Domestic equity funds	—	18,207	—	18,207
International equity fund	—	4,510	—	4,510
Core bond fund	—	12,264	—	12,264
Cash equivalents	168	—	—	168
Total Trading Securities	168	34,981	—	35,149
Total Assets Measured at Fair Value	$481	$193,225	$33,377	$227,083

As of December 31, 2014	Level 1	Level 2	Level 3	Total
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity funds	$—	$54,925	$6,047	$60,972
International equity funds	—	30,791	—	30,791
Core bond fund	—	19,289	—	19,289
High-yield bond fund	—	13,198	—	13,198
Emerging market bond fund	—	10,988	—	10,988
Other fixed income fund	—	4,779	—	4,779
Combination debt/equity/other funds	—	18,141	—	18,141
Alternative investment fund	—	—	16,970	16,970
Real estate securities fund	—	—	9,548	9,548
Cash equivalents	340	—	—	340
Total Nuclear Decommissioning Trust	340	152,111	32,565	185,016
Trading Securities:
Domestic equity funds	—	18,698	—	18,698
International equity fund	—	4,252	—	4,252
Core bond fund	—	12,379	—	12,379
Cash equivalents	168	—	—	168
Total Trading Securities	168	35,329	—	35,497
Total Assets Measured at Fair Value	$508	$187,440	$32,565	$220,513

The following table provides reconciliations of assets measured at fair value using significant level 3 inputs for the three and six months ended June 30, 2015.

	Domestic Equity Funds	Alternative Investment Fund	Real Estate Securities Fund	Net Balance
	(In Thousands)
Balance as of March 31, 2015	$6,061	$16,784	$9,758	$32,603
Total realized and unrealized gains (losses) included in:
Regulatory liabilities	226	641	284	1,151
Purchases	—	—	100	100
Sales	(377)	—	(100)	(477)
Balance as of June 30, 2015	$5,910	$17,425	$10,042	$33,377

Balance as of December 31, 2014	$6,047	$16,970	$9,548	$32,565
Total realized and unrealized gains (losses) included in:
Regulatory liabilities	563	455	494	1,512
Purchases	100	—	197	297
Sales	(800)	—	(197)	(997)
Balance as of June 30, 2015	$5,910	$17,425	$10,042	$33,377

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

Portions of the gains and losses contributing to changes in net assets in the above table are unrealized. The following table summarizes the unrealized gains and losses we recorded to regulatory liabilities on our consolidated financial statements during the three and six months ended June 30, 2015 and 2014, attributed to level 3 assets and liabilities. See Note 3, "Rate Matters and Regulation," in the 2014 Form 10-K for additional information regarding our regulatory assets and liabilities.

	Domestic Equity Funds	Alternative Investment Fund	Real Estate Securities Fund	Net Balance
	(In Thousands)
Three months ended June 30, 2015	$(150)	$641	$185	$676
Three months ended June 30, 2014	259	344	124	727
Six months ended June 30, 2015	(236)	455	297	516
Six months ended June 30, 2014	375	772	349	1,496

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

	As of June 30, 2015		As of December 31, 2014		As of June 30, 2015
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Frequency	Length of Settlement
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity funds	$5,910	$2,148	$6,047	$2,348	(a)	(a)
Alternative investment fund (b)	17,425	—	16,970	—	Quarterly	65 days
Real estate securities fund	10,042	—	9,548	—	Quarterly	80 days
Total Nuclear Decommissioning Trust	33,377	2,148	32,565	2,348

Trading Securities:
Domestic equity funds	18,207	—	18,698	—	Upon Notice	1 day
International equity funds	4,510	—	4,252	—	Upon Notice	1 day
Core bond fund	12,264	—	12,379	—	Upon Notice	1 day
Total Trading Securities	34,981	—	35,329	—
Total	$68,358	$2,148	$67,894	$2,348
_______________

(a)
This investment is in three long-term private equity funds that do not permit early withdrawal. Our investments in these funds cannot be distributed until the underlying investments have been liquidated, which may take years from the date of initial liquidation. Two funds have begun to make distributions. Our initial investment in the third fund occurred in the third quarter of 2013. This fund's term is expected to be 15 years, subject to the general partner's right to extend the term for up to three additional one-year periods.

(b)	There is a holdback on final redemptions.

Price Risk

We use various types of fuel, including coal, natural gas, uranium and diesel to operate our plants and also purchase power to meet customer demand. Our prices and consolidated financial results are exposed to market risks from commodity price changes for electricity and other energy-related products as well as from interest rates. Volatility in these markets impacts our costs of purchased power, costs of fuel for our generating plants and our participation in energy markets. We strive to manage our customers' and our exposure to market risks through regulatory, operating and financing activities and when we deem appropriate, we economically hedge a portion of these risks through the use of derivative financial instruments for non-trading purposes.

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

Trading Securities

We hold equity and debt investments which we classify as trading securities in a trust used to fund certain retirement benefit obligations. As of June 30, 2015, and December 31, 2014, we measured the fair value of trust assets at $35.1 million and $35.5 million, respectively. We include unrealized gains or losses on these securities in investment earnings on our consolidated statements of income. For the three months ended June 30, 2015, we recorded no unrealized gain or loss on assets still held. For the six months ended June 30, 2015, we recorded unrealized gains of $0.7 million on assets still held. For the three and six months ended June 30, 2014, we recorded unrealized gains of $1.1 million and $1.6 million on assets still held, respectively.

Available-for-Sale Securities

We hold investments in a trust for the purpose of funding the decommissioning of Wolf Creek. We have classified these investments as available-for-sale and have recorded all such investments at their fair market value as of June 30, 2015, and December 31, 2014.

Using the specific identification method to determine cost, we realized a loss of $0.6 million during the three months ended June 30, 2015, and a loss of $0.5 million during the six months ended June 30, 2015, on our available-for-sale securities. We realized no gains on our available-for-sale securities for the three months ended June 30, 2014, and a gain of $0.1 million for the six months ended June 30, 2014. We record net realized and unrealized gains and losses in regulatory liabilities on our consolidated balance sheets. This reporting is consistent with the method we use to account for the decommissioning costs we recover in our prices. Gains or losses on assets in the trust fund are recorded as increases or decreases, respectively, to regulatory liabilities and could result in lower or higher funding requirements for decommissioning costs, which we believe would be reflected in the prices paid by our customers.

The following table presents the cost, gross unrealized gains and losses, fair value and allocation of investments in the NDT fund as of June 30, 2015, and December 31, 2014.

		Gross Unrealized
Security Type	Cost	Gain	Loss	Fair Value	Allocation
	(Dollars In Thousands)
As of June 30, 2015
Domestic equity funds	$42,157	$16,301	$(116)	$58,342	31%
International equity funds	30,819	4,778	(300)	35,297	19%
Core bond fund	19,163	272	—	19,435	10%
High-yield bond fund	13,819	—	(109)	13,710	7%
Emerging market bond fund	14,135	—	(1,673)	12,462	6%
Other fixed income fund	4,889	17	—	4,906	3%
Combination debt/equity/other funds	16,124	4,424	(546)	20,002	10%
Alternative investment fund	15,000	2,425	—	17,425	9%
Real estate securities fund	10,816	—	(774)	10,042	5%
Cash equivalents	313	—	—	313	<1%
Total	$167,235	$28,217	$(3,518)	$191,934	100%

As of December 31, 2014
Domestic equity funds	$46,126	$14,853	$(7)	$60,972	33%
International equity funds	27,521	3,683	(413)	30,791	17%
Core bond fund	18,811	478	—	19,289	10%
High-yield bond fund	13,342	—	(144)	13,198	7%
Emerging market bond fund	12,556	—	(1,568)	10,988	6%
Other fixed income fund	4,798	—	(19)	4,779	3%
Combination debt/equity/other funds	14,975	3,786	(620)	18,141	10%
Alternative investment fund	15,000	1,970	—	16,970	9%
Real estate securities fund	10,619	—	(1,071)	9,548	5%
Cash equivalents	340	—	—	340	<1%
Total	$164,088	$24,770	$(3,842)	$185,016	100%

The following table presents the fair value and the gross unrealized losses of the available-for-sale securities held in the NDT fund aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2015, and December 31, 2014.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
As of June 30, 2015
Domestic equity funds	$—	$—	$354	$(116)	$354	$(116)
International equity funds	7,415	(300)	—	—	7,415	(300)
High-yield bond fund	13,710	(109)	—	—	13,710	(109)
Emerging market bond fund	—	—	12,462	(1,673)	12,462	(1,673)
Combination debt/equity/other funds	—	—	6,457	(546)	6,457	(546)
Real estate securities fund	—	—	10,042	(774)	10,042	(774)
Total	$21,125	$(409)	$29,315	$(3,109)	$50,440	$(3,518)

As of December 31, 2014
Domestic equity funds	$—	$—	$263	$(7)	$263	$(7)
International equity funds	5,905	(413)	—	—	5,905	(413)
High-yield bond fund	13,198	(144)	—	—	13,198	(144)
Emerging market bond fund	—	—	10,988	(1,568)	10,988	(1,568)
Other fixed income funds	4,779	(19)	—	—	4,779	(19)
Combination debt/equity/other funds	—	—	5,892	(620)	5,892	(620)
Real estate securities fund	—	—	9,548	(1,071)	9,548	(1,071)
Total	$23,882	$(576)	$26,691	$(3,266)	$50,573	$(3,842)

6. DEBT FINANCING

In February 2014, Westar Energy extended the term of its $270.0 million credit facility to February 2017,
$20.0 million of which was set to terminate in February 2016. In April 2015, the $20.0 million was extended to also terminate in February 2017. As of June 30, 2015, and December 31, 2014, Westar Energy had no borrowed amounts or letters of credit outstanding under this revolving credit facility.

In January 2015, Westar Energy redeemed $125.0 million in principal amount of first mortgage bonds bearing stated interest at 5.95% and maturing January 2035.

7. TAXES

We recorded income tax expense of $33.8 million with an effective income tax rate of 34% for the three months ended June 30, 2015, and income tax expense of $26.2 million with an effective income tax rate of 32% for the same period of 2014. We recorded income tax expense of $61.5 million with an effective income tax rate of 34% for the six months ended June 30, 2015, and income tax expense of $61.1 million with an effective income tax rate of 33% for the same period of 2014.

As of June 30, 2015, and December 31, 2014, our unrecognized income tax benefits totaled $3.3 million and $3.2 million, respectively. We do not expect significant changes in our unrecognized income tax benefits in the next 12 months.

As of June 30, 2015, and December 31, 2014, we had no amounts accrued for interest related to our unrecognized income tax benefits. We accrued no penalties at either June 30, 2015, or December 31, 2014.

As of June 30, 2015, and December 31, 2014, we had recorded $1.5 million for probable assessments of taxes other than income taxes.

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

8. PENSION AND POST-RETIREMENT BENEFIT PLANS

The following tables summarize the net periodic costs for our pension and post-retirement benefit plans prior to the effects of capitalization.

	Pension Benefits		Post-retirement Benefits
Three Months Ended June 30,	2015	2014	2015	2014
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$5,348	$4,055	$361	$345
Interest cost	10,753	10,400	1,422	1,588
Expected return on plan assets	(10,059)	(9,109)	(1,654)	(1,644)
Amortization of unrecognized:
Prior service costs	130	131	114	631
Actuarial loss (gain), net	8,053	4,840	95	(185)
Net periodic cost before regulatory adjustment	14,225	10,317	338	735
Regulatory adjustment (a)	1,534	4,002	1,013	1,124
Net periodic cost	$15,759	$14,319	$1,351	$1,859
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

	Pension Benefits		Post-retirement Benefits
Six Months Ended June 30,	2015	2014	2015	2014
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$10,696	$8,110	$722	$691
Interest cost	21,507	20,800	2,845	3,175
Expected return on plan assets	(20,118)	(18,219)	(3,307)	(3,288)
Amortization of unrecognized:
Prior service costs	260	262	227	1,262
Actuarial loss (gain), net	15,714	9,681	190	(371)
Net periodic cost before regulatory adjustment	28,059	20,634	677	1,469
Regulatory adjustment (a)	3,332	8,003	2,026	2,247
Net periodic cost	$31,391	$28,637	$2,703	$3,716
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

During the six months ended June 30, 2015 and 2014, we contributed $19.4 million and $19.0 million, respectively, to the Westar Energy pension trust.

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

	Pension Benefits		Post-retirement Benefits
Three Months Ended June 30,	2015	2014	2015	2014
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$1,899	$1,424	$34	$43
Interest cost	2,254	2,117	79	116
Expected return on plan assets	(2,261)	(2,021)	—	—
Amortization of unrecognized:
Prior service costs	14	14	—	—
Actuarial loss, net	1,482	747	1	41
Net periodic cost before regulatory adjustment	3,388	2,281	114	200
Regulatory adjustment (a)	(304)	501	—	—
Net periodic cost	$3,084	$2,782	$114	$200
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

	Pension Benefits		Post-retirement Benefits
Six Months Ended June 30,	2015	2014	2015	2014
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$3,797	$2,847	$69	$87
Interest cost	4,508	4,235	157	232
Expected return on plan assets	(4,522)	(4,042)	—	—
Amortization of unrecognized:
Prior service costs	28	29	—	—
Actuarial loss, net	2,965	1,493	1	82
Net periodic cost before regulatory adjustment	6,776	4,562	227	401
Regulatory adjustment (a)	(608)	1,002	—	—
Net periodic cost	$6,168	$5,564	$227	$401
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

During the six months ended June 30, 2015, we funded $2.5 million of Wolf Creek's pension plan contributions. During the six months ended June 30, 2014, we did not fund Wolf Creek's pension plan contributions.

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

In June 2014, the U.S. Department of Justice, on behalf of the EPA, filed a motion to lift the CSAPR stay. In October 2014, the U.S. Court of Appeals granted the motion to lift the CSAPR stay and established a schedule to hear arguments on the remaining outstanding issues, which began in March 2015. In July 2015, the U.S. Court of Appeals found the EPA erred in certain SO2 and ozone season NOx emissions budgets for several states and sent these back to the EPA for reconsideration, but upheld the remainder of the rule. During the CSAPR stay, we installed various emission controls at our generation facilities that we expect reduces the impact of CSAPR. We are unable to determine the full impact of reinstatement, and any possible revisions, of CSAPR. However, we are prepared to comply with CSAPR in its current form.

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

In December 2014, the EPA published a proposed rule revising NAAQS for ozone and to make certain other changes, including extending the ozone monitoring season by at least one month. The EPA intends to issue a final rule regarding the ozone NAAQS by October 2015 and make attainment/nonattainment designations for any revised standards by October 2017. We are currently reviewing this proposed rule and cannot at this time predict the impact it may have on our operations, but it could be material. Nonattainment designations on areas that impact our operations could have a material impact on our consolidated financial results.

In December 2012, the EPA strengthened an existing NAAQS for one class of PM. In December 2014, the EPA designated the entire state of Kansas as unclassifiable/in attainment with the standard. We cannot at this time predict the impact this designation may have on our operations or consolidated financial results, but it could be material.

In 2010, the EPA revised the NAAQS for both NOx and SO2. In March 2015, a federal court approved a consent decree between the EPA and environmental groups. The decree includes specific SO2 emissions criteria for certain electric generating plants that, if met, requires the EPA to promulgate attainment/nonattainment designations for areas surrounding these plants by July 2016.  Tecumseh Energy Center (TEC) meets this criteria. We are working with KDHE to determine the appropriate designation for the areas surrounding the facility. In addition, we continue to communicate with our regulatory agencies regarding these standards and evaluate what impact the revised NAAQS could have on our operations and consolidated financial results. If areas surrounding our facilities are designated as nonattainment and/or we are required to install additional equipment to control emissions at our facilities, it could have a material impact on our operations and consolidated financial results.

Greenhouse Gases

Byproducts of burning coal and other fossil fuels include carbon dioxide (CO2) and other gases referred to as GHGs, which are believed by many to contribute to climate change. Various regulations under the federal CAA limit CO2 and other GHG emissions, and other measures are being imposed or offered by individual states, municipalities and regional agreements with the goal of reducing GHG emissions.

In August 2015, the EPA issued a rule establishing new source performance standards that limit CO2 emissions for new, modified and reconstructed coal and natural gas fueled electric generating units to various levels per Megawatt hour (MWh) depending on various characteristics of the units. In August 2015, the EPA also issued a rule establishing guidelines for states to regulate CO2 emissions from existing power plants. The standards for existing plants are known as the Clean Power Plan (CPP). Interim emissions performance rates must be achieved beginning in 2022 and final emissions performance rates must be achieved by 2030. Legal challenges to the CPP are expected. We are evaluating the CPP and cannot at this time determine the impact of the CPP on our operations or consolidated financial results, but we believe the costs to comply could be material.

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

Mercury and Air Toxics Standards

In 2012, the Mercury and Air Toxics Standards (MATS) rule became effective. Under the MATS rule the EPA regulates the emissions of mercury, non-mercury metals, acid gases and organics. MATS required compliance to begin in April 2015, three years after the effective date. Sources could petition their state air regulatory agency to ask for an additional year to prepare for compliance. We petitioned the KDHE and our petition request was granted. Our current compliance date is April 2016 for all of our MATS affected units.

In June 2015, the U.S. Supreme Court reversed and remanded a decision by the U.S. Court of Appeals for the District of Columbia Circuit regarding the need for the EPA to consider costs during the initial phase of MATS development. On remand, the court could instruct the EPA on the cost benefit analysis needed to support the rule, vacate the rule in its entirety or take other action. MATS will remain in effect during the remand proceedings unless a stay is requested and granted. There will not be a material impact on our operations or consolidated financial results if MATS in its current form becomes a final rule. We are unable to predict the impact on our operations or consolidated financial results if MATS is vacated and the EPA proposes a replacement rule.

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

In June 2015, the EPA along with the U.S. Army Corps of Engineers issued a final rule, effective August 2015, defining the Waters of the United States for purposes of the CWA. This rulemaking has the potential to impact all programs under the CWA. Expansion of regulated waterways is possible under the rule depending on regulating authority interpretation, which could impact several permitting programs. Also in June 2015, a group of states filed a lawsuit challenging the rule. We are currently evaluating this more stringent rule. The resulting impact of the rule could have a material impact on our operations or consolidated financial results.

Regulation of Coal Combustion Byproducts

In the course of operating our coal generation plants, we produce coal combustion byproducts (CCBs), including fly ash, gypsum and bottom ash. We recycle some of our ash production, principally by selling to the aggregate industry. The EPA published a rule to regulate CCBs in April 2015, which we believe will require additional CCB handling, processing and storage equipment and potential closure of certain ash disposal areas. While we cannot at this time estimate the full impact and costs associated with future regulations of CCBs, we have recorded an increase of approximately $48.8 million to our ARO and property, plant and equipment to recognize estimated future costs associated with closure and post-closure of disposal sites. We believe further impact on our operations or consolidated financial results could be material. See Note 11, "Asset Retirement Obligations," for additional information.

Renewable Energy Standard

In May 2015, Kansas repealed a state mandate to maintain a minimum amount of renewable energy sources, effective January 1, 2016.

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

FERC Proceedings

See Note 3, "Rate Matters and Regulation - FERC Proceedings," for information regarding a complaint that was filed by the KCC against us with the FERC under Section 206 of the FPA.

11. ASSET RETIREMENT OBLIGATIONS

In 2015, we recorded an approximately $48.8 million increase in our ARO in response to the EPA's published rule to regulate CCBs. The increase is to recognize costs associated with closure and post-closure of disposal sites to be compliant. See Note 10, "Commitments and Contingencies - Regulation of Coal Combustion Byproducts," for additional information.

The change in the balance of our ARO liability from December 31, 2014, through June 30, 2015, is summarized in the following table.

(In Thousands)
Balance as of December 31, 2014	$230,668
Liabilities incurred	48,767
Liabilities settled	(1,139)
Accretion expense	6,132
Revisions in estimated cash flows	(1,234)
Balance as of June 30, 2015	$283,194

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

13. COMMON STOCK

During the six months ended June 30, 2015, Westar Energy issued 9.2 million shares of common stock with a physical settlement amount of $254.6 million to settle all outstanding forward sale transactions. Westar Energy used the proceeds from this transaction to repay short-term borrowings, with such borrowed amounts principally used for investments in capital equipment, as well as for working capital and general corporate purposes.

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

Financial Statement Impact

We have recorded the following assets and liabilities on our consolidated balance sheets related to the VIEs described above.

	As of	As of
	June 30, 2015	December 31, 2014
	(In Thousands)
Assets:
Property, plant and equipment of variable interest entities, net	$273,406	$278,573
Regulatory assets (a)	8,513	7,882

Liabilities:
Current maturities of long-term debt of variable interest entities	$28,315	$27,933
Accrued interest (b)	2,458	2,961
Long-term debt of variable interest entities, net	138,173	166,565
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

INTRODUCTION

We are the largest electric utility in Kansas. We produce, transmit and sell electricity at retail in Kansas and at wholesale in a multi-state region in the central U.S. under the regulation of the KCC and FERC.

In Management's Discussion and Analysis, we discuss our operating results for the three and six months ended June 30, 2015, compared to the same periods of 2014, our general financial condition and significant changes that occurred during 2015. As you read Management's Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

SUMMARY OF SIGNIFICANT ITEMS

Earnings Per Share

Following is a summary of our net income and basic EPS.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(Dollars In Thousands, Except Per Share Amounts)
Net income attributable to Westar Energy, Inc.	$63,710	$53,473	$10,237	$114,690	$122,427	$(7,737)
Earnings per common share, basic	0.47	0.41	0.06	0.85	0.95	(0.10)

Net income and basic EPS increased for the three months ended June 30, 2015, compared to the same period in 2014, due primarily to our having recorded lower operating and maintenance expense of $19.1 million and higher corporate-owned life insurance (COLI) benefits of $13.8 million. Offsetting these increases was a lower gross margin due to lower retail electricity sales. As measured by cooling degree days, the weather during the three months ended June 30, 2015, was 3% cooler than in the same period in 2014. A $2.6 million reduction to transmission revenues for our estimated refund obligation associated with a FERC proceeding also reduced EPS. See Note 3 to the Condensed Consolidated Financial Statements, "Rate Matters and Regulation - FERC Proceedings," for a discussion of this proceeding.

Net income and basic EPS decreased for the six months ended June 30, 2015, compared to the same period in 2014, due primarily to a decreased energy marketing margin of $13.1 million due to greater volatility in 2014 of power prices in some of the wholesale markets in which we buy and sell power. An $8.6 million reduction to transmission revenues for our estimated refund obligation associated with a FERC proceeding also reduced EPS. See Note 3 to the Condensed Consolidated Financial Statements, "Rate Matters and Regulation - FERC Proceedings," for a discussion of this proceeding. Also contributing to the decrease were lower retail electricity sales. During the six months ended June 30, 2015, compared to the same period of 2014, there were approximately 3% and 15% fewer cooling and heating degree days, respectively. Offsetting these decreases was lower operating and maintenance expense of $25.8 million and $13.8 million in higher COLI benefits.

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

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations. Environmental laws and regulations affecting our operations are overlapping, complex, subject to changes, have become more stringent over time and are expensive to implement. There are a variety of final and proposed laws and regulations that could have a material adverse effect on our operations and consolidated financial results, including those relating to:

•	further regulation of GHGs by the EPA, including regulations pursuant to the CPP, and future legislation that could be proposed by the U.S. Congress;

•	various proposed and expected regulations governing air emissions including those relating to NAAQS (particularly those relating to PM, NOx, ozone, CO and SO2) and the CSAPR;

•	the definition of Waters of the United States for purposes of the CWA; and,

•	the regulation of CCB.

See Note 10 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.

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

From December 31, 2014, through June 30, 2015, we did not experience any significant changes in our critical accounting estimates. For additional information, see our 2014 Form 10-K.

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

Three and Six Months Ended June 30, 2015, Compared to Three and Six Months Ended June 30, 2014

Below we discuss our operating results for the three and six months ended June 30, 2015, compared to the results for the three and six months ended June 30, 2014. Significant changes in results of operations shown in the table immediately below are further explained in the descriptions that follow.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
	(Dollars In Thousands, Except Per Share Amounts)
REVENUES:
Residential	$173,677	$175,671	$(1,994)	(1.1)	$354,970	$367,958	$(12,988)	(3.5)
Commercial	175,994	178,194	(2,200)	(1.2)	337,300	339,294	(1,994)	(0.6)
Industrial	103,151	106,984	(3,833)	(3.6)	199,630	201,480	(1,850)	(0.9)
Other retail	(7,660)	(3,033)	(4,627)	(152.6)	(7,122)	(11,557)	4,435	38.4
Total Retail Revenues	445,162	457,816	(12,654)	(2.8)	884,778	897,175	(12,397)	(1.4)
Wholesale	74,828	82,434	(7,606)	(9.2)	161,584	193,047	(31,463)	(16.3)
Transmission (a)	61,295	63,700	(2,405)	(3.8)	119,880	125,166	(5,286)	(4.2)
Other	8,278	8,718	(440)	(5.0)	14,128	25,836	(11,708)	(45.3)
Total Revenues	589,563	612,668	(23,105)	(3.8)	1,180,370	1,241,224	(60,854)	(4.9)
OPERATING EXPENSES:
Fuel and purchased power	140,080	164,779	(24,699)	(15.0)	295,561	338,618	(43,057)	(12.7)
SPP network transmission costs	57,352	55,533	1,819	3.3	114,164	107,491	6,673	6.2
Operating and maintenance	82,739	101,839	(19,100)	(18.8)	167,819	193,629	(25,810)	(13.3)
Depreciation and amortization	76,759	70,882	5,877	8.3	151,345	140,992	10,353	7.3
Selling, general and administrative	63,663	62,168	1,495	2.4	119,082	118,653	429	0.4
Taxes other than income tax	37,494	34,738	2,756	7.9	75,365	69,571	5,794	8.3
Total Operating Expenses	458,087	489,939	(31,852)	(6.5)	923,336	968,954	(45,618)	(4.7)
INCOME FROM OPERATIONS	131,476	122,729	8,747	7.1	257,034	272,270	(15,236)	(5.6)
OTHER INCOME (EXPENSE):
Investment earnings	1,634	3,175	(1,541)	(48.5)	4,113	5,553	(1,440)	(25.9)
Other income	15,121	5,658	9,463	167.2	17,935	11,575	6,360	54.9
Other expense	(2,633)	(2,287)	(346)	(15.1)	(8,345)	(7,952)	(393)	(4.9)
Total Other Income	14,122	6,546	7,576	115.7	13,703	9,176	4,527	49.3
Interest expense	45,516	47,303	(1,787)	(3.8)	89,814	93,543	(3,729)	(4.0)
INCOME BEFORE INCOME TAXES	100,082	81,972	18,110	22.1	180,923	187,903	(6,980)	(3.7)
Income tax expense	33,839	26,150	7,689	29.4	61,517	61,111	406	0.7
NET INCOME	66,243	55,822	10,421	18.7	119,406	126,792	(7,386)	(5.8)
Less: Net income attributable to noncontrolling interests	2,533	2,349	184	7.8	4,716	4,365	351	8.0
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$63,710	$53,473	$10,237	19.1	$114,690	$122,427	$(7,737)	(6.3)
BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC.	$0.47	$0.41	$0.06	14.6	$0.85	$0.95	$(0.10)	(10.5)
DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC.	$0.46	$0.40	$0.06	15.0	$0.84	$0.93	$(0.09)	(9.7)
_______________
(a) Includes revenue from an SPP network transmission tariff corresponding to our SPP network transmission costs. For the three and six months ended June 30, 2015, these costs, less administration fees of $14.7 million and $29.0 million, respectively, were returned to us as revenue. For the three and six months ended June 30, 2014, these costs, less administration fees of $12.8 million and $24.8 million, respectively, were returned to us as revenue.

Gross Margin

Fuel and purchased power costs fluctuate with electricity sales and unit costs. As permitted by regulators, we adjust our retail prices to reflect changes in the costs of fuel and purchased power. Fuel and purchased power costs for wholesale customers are recovered at prevailing market prices or based on a predetermined formula with a price adjustment approved by FERC. As a result, changes in fuel and purchased power costs are offset in revenues with minimal impact on net income. In addition, SPP network transmission costs fluctuate due primarily to investments by us and other members of the SPP for upgrades to the transmission grid within the SPP RTO. As with fuel and purchased power costs, changes in SPP network transmission costs are mostly reflected in the prices we charge customers with minimal impact on net income. For these reasons, we believe gross margin is useful for understanding and analyzing changes in our operating performance from one period to the next. We calculate gross margin as total revenues, including transmission revenues, less the sum of fuel and purchased power costs and amounts billed by the SPP for network transmission costs. Accordingly, gross margin reflects transmission revenues and costs on a net basis. The following table summarizes our gross margin for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
	(Dollars In Thousands)
Revenues	$589,563	$612,668	$(23,105)	(3.8)	$1,180,370	$1,241,224	$(60,854)	(4.9)
Less: Fuel and purchased power expense	140,080	164,779	(24,699)	(15.0)	295,561	338,618	(43,057)	(12.7)
SPP network transmission costs	57,352	55,533	1,819	3.3	114,164	107,491	6,673	6.2
Gross Margin	$392,131	$392,356	$(225)	(0.1)	$770,645	$795,115	$(24,470)	(3.1)

The following table reflects changes in electricity sales for the three and six months ended June 30, 2015 and 2014. No electricity sales are shown for transmission or other as they are not directly related to the amount of electricity we sell.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
	(Thousands of MWh)
ELECTRICITY SALES:
Residential	1,386	1,416	(30)	(2.1)	2,940	3,125	(185)	(5.9)
Commercial	1,835	1,842	(7)	(0.4)	3,567	3,602	(35)	(1.0)
Industrial	1,408	1,447	(39)	(2.7)	2,732	2,786	(54)	(1.9)
Other retail	22	21	1	4.8	41	42	(1)	(2.4)
Total Retail	4,651	4,726	(75)	(1.6)	9,280	9,555	(275)	(2.9)
Wholesale	2,046	2,004	42	2.1	4,617	4,481	136	3.0
Total	6,697	6,730	(33)	(0.5)	13,897	14,036	(139)	(1.0)

Gross margin decreased for the three months ended June 30, 2015, compared to the same period in 2014 due primarily to lower retail revenues. The lower retail revenues were due principally to milder weather, which particularly impacts residential and commercial electricity sales. As measured by cooling degree days, the weather during the three months ended June 30, 2015, was 3% cooler than in the same period in 2014. A $2.6 million reduction to transmission revenues for our additional estimated refund obligation associated with a FERC proceeding also reduced gross margin. See Note 3 to the Condensed Consolidated Financial Statements, "Rate Matters and Regulation - FERC Proceedings," for a discussion of this proceeding.

Gross margin decreased during the six months ended June 30, 2015, compared to the same period of 2014 due primarily to a decreased energy marketing margin of $13.1 million due to greater volatility in 2014 of power prices in some of the wholesale markets in which we buy and sell power. An $8.6 million reduction to transmission revenues for our estimated refund obligation associated with a FERC proceeding also reduced gross margin. See Note 3 to the Condensed Consolidated Financial Statements, "Rate Matters and Regulation - FERC Proceedings," for a discussion of this proceeding. Also contributing to the decrease in gross margin was lower retail electricity sales, offset by higher prices. The lower retail electric sales were due primarily to the same reasons discussed for the three month period. The higher prices were primarily due to investments we made in our transmission infrastructure and air quality controls at our power plants. During the six months ended June 30, 2015, compared to the same period of 2014, there were approximately 3% and 15% fewer cooling and heating degree days, respectively.

Income from operations is the most directly comparable measure to our presentation of gross margin that is calculated and presented in accordance with GAAP in our consolidated statements of income. Our presentation of gross margin should not be considered in isolation or as a substitute for income from operations. Additionally, our presentation of gross margin may not be comparable to similarly titled measures reported by other companies. The following table reconciles income from operations with gross margin for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
	(Dollars In Thousands)
Gross margin	$392,131	$392,356	$(225)	(0.1)	$770,645	$795,115	$(24,470)	(3.1)
Less: Operating and maintenance expense	82,739	101,839	(19,100)	(18.8)	167,819	193,629	(25,810)	(13.3)
Depreciation and amortization expense	76,759	70,882	5,877	8.3	151,345	140,992	10,353	7.3
Selling, general and administrative expense	63,663	62,168	1,495	2.4	119,082	118,653	429	0.4
Taxes other than income tax	37,494	34,738	2,756	7.9	75,365	69,571	5,794	8.3
Income from operations	$131,476	$122,729	$8,747	7.1	$257,034	$272,270	$(15,236)	(5.6)

Operating Expenses and Other Income and Expense Items

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
	(Dollars in Thousands)
Operating and maintenance expense	$82,739	$101,839	$(19,100)	(18.8)	$167,819	$193,629	$(25,810)	(13.3)

Operating and maintenance expense decreased for the three and six months ended June 30, 2015, compared to the same period in 2014, due primarily to:

•	lower operating and maintenance costs at our coal fired plants of $11.3 million and $9.7 million, respectively, due primarily to a planned outage at JEC in 2014; and

•	lower costs at Wolf Creek of $5.3 million and $10.9 million, respectively, which were principally the result of higher operating and maintenance costs incurred during a 2014 scheduled outage.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
	(Dollars in Thousands)
Depreciation and amortization expense	$76,759	$70,882	$5,877	8.3	$151,345	$140,992	$10,353	7.3

Depreciation and amortization expense increased during the three and six months ended June 30, 2015, compared to the same periods of 2014 due to additions at our power plants, including air quality controls, additions at Wolf Creek to enhance reliability and the addition of transmission facilities. Depreciation related to environmental equipment placed in-service at La Cygne, as approved by the KCC, is deferred until new retail prices become effective following the outcome of our general rate case.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
	(Dollars in Thousands)
Taxes other than income tax	$37,494	$34,738	$2,756	7.9	$75,365	$69,571	$5,794	8.3

Taxes other than income tax increased for the three and six months ended June 30, 2015, compared to 2014 periods due primarily to increases of $3.0 million and $5.9 million, respectively, in property tax expense. These increases are mostly offset in retail revenues.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
	(Dollars in Thousands)
Other income	$15,121	$5,658	$9,463	167.2	$17,935	$11,575	$6,360	54.9

Other income increased for the three and six months ended June 30, 2015, compared to the same period in 2014, due primarily to:

•	recording approximately $13.8 million in higher COLI benefits; however,

•	partially offsetting this increase was a decrease in equity AFUDC of $4.6 million and $7.7 million, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
	(Dollars in Thousands)
Income tax expense	$33,839	$26,150	$7,689	29.4	$61,517	$61,111	$406	0.7

Income tax expense increased for the three month period due principally to higher income before income taxes.

FINANCIAL CONDITION

A number of factors affected amounts recorded on our balance sheet as of June 30, 2015, compared to December 31, 2014.

	As of	As of
	June 30, 2015	December 31, 2014	Change	% Change
	(Dollars in Thousands)
Fuel inventory and supplies	$279,026	$247,406	$31,620	12.8

Inventory increased due principally to a $25.0 million increase in coal inventory resulting from improved rail performance.

	As of	As of
	June 30, 2015	December 31, 2014	Change	% Change
	(Dollars in Thousands)
Regulatory assets	$850,884	$859,778	$(8,894)	(1.0)
Regulatory liabilities	344,311	343,485	826	0.2
Net regulatory assets	$506,573	$516,293	$(9,720)	(1.9)

Total regulatory assets decreased due primarily to a $22.8 million decrease in deferred employee benefit costs; however, partially offsetting this decrease was a $14.6 million increase in amounts deferred for Wolf Creek’s refueling and maintenance outages.

Total regulatory liabilities increased due primarily to:

•	a $6.9 million increase in the fair value of the NDT, and,

•	a $5.8 million increase in our refund obligations related to amounts we have collected from our customers in excess of our actual cost of fuel and purchased power; however,

•	partially offsetting these increases was a $10.7 million decrease in amounts collected but not yet spent to dispose of plant assets.

	As of	As of
	June 30, 2015	December 31, 2014	Change	% Change
	(Dollars in Thousands)
Property, plant and equipment, net	$8,340,478	$8,162,908	$177,570	2.2

Property, plant and equipment, net of accumulated depreciation, increased due primarily to plant additions for air quality controls and a new ARO. See Note 11 to the Condensed Consolidated Financial Statements, "Asset Retirement Obligations," for additional information.

	As of	As of
	June 30, 2015	December 31, 2014	Change	% Change
	(Dollars in Thousands)
Short-term debt	$307,100	$257,600	$49,500	19.2

Short-term debt increased due to increases in issuances of commercial paper used primarily to fund capital expenditures, to redeem debt and for working capital and other corporate purposes.

	As of	As of
	June 30, 2015	December 31, 2014	Change	% Change
	(Dollars in Thousands)
Long-term debt, net	$3,091,655	$3,215,539	$(123,884)	(3.9)

Total long-term debt decreased due to Westar Energy redeeming $125.0 million in principal amount of first mortgage bonds in January 2015.

	As of	As of
	June 30, 2015	December 31, 2014	Change	% Change
	(Dollars in Thousands)
Current maturities of long-term debt of variable interest entities	$28,315	$27,933	$382	1.4
Long-term debt of variable interest entities	138,173	166,565	(28,392)	(17.0)
Total long-term debt of variable interest entities	$166,488	$194,498	$(28,010)	(14.4)

Total long-term debt of variable interest entities decreased due to the VIEs that hold the JEC and La Cygne leasehold interests having made principal payments totaling $27.9 million.

	As of	As of
	June 30, 2015	December 31, 2014	Change	% Change
	(Dollars in Thousands)
Deferred income taxes	$1,511,299	$1,475,487	$35,812	2.4

Deferred income taxes increased due primarily to the use of bonus and accelerated depreciation methods during the period.

	As of	As of
	June 30, 2015	December 31, 2014	Change	% Change
	(Dollars in Thousands)
Asset retirement obligations	$283,194	$230,668	$52,526	22.8

AROs increased due primarily to a new ARO of approximately $48.8 million as result of the CCB regulation ordered by the EPA. See Note 10 of the Notes to Condensed Consolidated Financial Statements, "Commitments and Contingencies — Regulation of Coal Combustion Byproducts." and Note 11 of the Notes to Condensed Consolidated Financial Statements, "Asset Retirement Obligations," for additional information.

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

Short-Term Borrowings

Westar Energy maintains a commercial paper program pursuant to which it may issue commercial paper up to a maximum aggregate amount outstanding at any one time of $1.0 billion. This program is supported by Westar Energy's revolving credit facilities. Maturities of commercial paper issuances may not exceed 365 days from the date of issuance and proceeds from such issuances may be used to temporarily fund capital expenditures, to redeem debt, for working capital and/or for other general corporate purposes. As of July 28, 2015, Westar Energy had $316.6 million of commercial paper issued and outstanding.

Westar Energy has two revolving credit facilities in the amounts of $730.0 million and $270.0 million. In September 2014, Westar Energy extended the term of the $730.0 million facility by one year to terminate in September 2018,
$81.4 million of which will expire in September 2017. In February 2014, Westar Energy extended the term of its $270.0 million credit facility to February 2017, $20.0 million of which was set to terminate in February 2016. In April 2015, the $20.0 million was extended to also terminate in February 2017. As long as there is no default under the facilities, the $730.0 million facility may be extended an additional two years and the aggregate amount of borrowings under the $730.0 million and $270.0 million facilities may be increased to $1.0 billion and $400.0 million, respectively, subject to lender participation. All borrowings under the facilities are secured by KGE first mortgage bonds. Total combined borrowings under the revolving credit facilities and the commercial paper program may not exceed $1.0 billion at any given time. As of July 28, 2015, no amounts were borrowed and $19.6 million in letters of credit had been issued under the $730.0 million facility. No amounts were borrowed and no letters of credit had been issued under the $270.0 million facility as of the same date.

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

As of July 28, 2015, our ratings with the agencies are as shown in the table below.

	Westar Energy First Mortgage Bond Rating	KGE First Mortgage Bond Rating	Westar Energy Commercial Paper	Rating Outlook
Moody’s	A2	A2	P-2	Stable
S&P	A	A	A-2	Stable
Fitch	A-	A-	F2	Positive

Common Stock

During the six months ended June 30, 2015, Westar Energy issued 9.2 million shares of common stock with a physical settlement amount of $254.6 million to settle all outstanding forward sale transactions. Westar Energy used the proceeds from this transaction to repay short-term borrowings, with such borrowed amounts principally used for investments in capital equipment, as well as for working capital and general corporate purposes.

Summary of Cash Flows

	Six Months Ended June 30,
	2015	2014	Change	% Change
	(Dollars In Thousands)
Cash flows from (used in):
Operating activities	$231,834	$283,314	$(51,480)	(18.2)
Investing activities	(348,928)	(440,238)	91,310	20.7
Financing activities	114,804	163,188	(48,384)	(29.6)
Net increase in cash and cash equivalents	$(2,290)	$6,264	$(8,554)	(136.6)

Cash Flows from Operating Activities

Cash flows from operating activities decreased due principally to our having received $22.7 million less for wholesale power sales and transmission services, our having paid $22.3 million more for the Wolf Creek refueling outage, our having received $12.5 million less from retail customers and our having received $11.9 million less for energy marketing activities. Partially offsetting these decreases was our having paid $37.3 million less for coal and natural gas.
Cash Flows used in Investing Activities
Cash flows used in investing activities decreased due primarily to our having invested $92.2 million less in additions to property, plant and equipment.

Cash Flows from Financing Activities

Cash flows from financing activities decreased due principally to our having issued $171.8 million less of long-term debt and our having issued $159.0 million less commercial paper during the six months ended June 30, 2015, compared to the same period in 2014. Partially offsetting these increases was our having issued $235.7 million more in common stock during the six months ended June 30, 2015, as well as retiring $52.5 million less in long-term debt this year compared to the previous year.

Pension Contribution

During the six months ended June 30, 2015, we contributed $19.4 million to the Westar Energy pension trust. We funded $2.5 million of Wolf Creek's pension plan contributions during the same period.

OFF-BALANCE SHEET ARRANGEMENTS

From December 31, 2014, through June 30, 2015, our off balance sheet arrangements did not change materially. For additional information, see our 2014 Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

From December 31, 2014, through June 30, 2015, our contractual obligations and commercial commitments did not change materially outside the ordinary course of business. For additional information, see our 2014 Form 10-K.

OTHER INFORMATION

Changes in Prices

See Note 3 to the Condensed Consolidated Financial Statements, “Rate Matters and Regulation,” for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in commodity prices, counterparty credit, interest rates, and debt and equity instrument values. From December 31, 2014, to June 30, 2015, no significant changes occurred in our market risk exposure. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2014 Form 10-K for additional information.

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on legal proceedings is set forth in Notes 3, 10 and 12 of the Notes to Condensed Consolidated Financial Statements, "Rate Matters and Regulation," "Commitments and Contingencies" and "Legal Proceedings," respectively, which are incorporated herein by reference.

ITEM 1A. RISK FACTORS

     There were no material changes in our risk factors from December 31, 2014, through June 30, 2015. For additional information, see our 2014 Form 10-K.

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

ITEM 6. EXHIBITS

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended June 30, 2015
31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended June 30, 2015
32
Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended June 30, 2015 (furnished and not to be considered filed as part of the Form 10-Q)

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

WESTAR ENERGY, INC.

Date:	August 4, 2015	By:	/s/ Anthony D. Somma
Anthony D. Somma
Senior Vice President, Chief Financial Officer and Treasurer