Form 10-Q
period 2015-09-30
WESTAR ENERGY INC /KS
filed 2015-11-03
CIK 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
Large accelerated filer    X      Accelerated filer            Non-accelerated filer              Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes             No    X
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	141,337,536 shares
(Class)	(Outstanding at October 27, 2015)

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition
2014 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2014
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligations
BACT	Best Available Control Technology
CAA	Clean Air Act
CCB	Coal combustion byproducts
CO	Carbon monoxide
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
EPA	Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
FPA	Federal Power Act
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
JEC	Jeffrey Energy Center
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
KGE	Kansas Gas and Electric Company
La Cygne	La Cygne Generating Station
MATS	Mercury and Air Toxics Standards
Moody’s	Moody’s Investors Service
MWh	Megawatt hour(s)
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trust
NOx	Nitrogen oxides
PM	Particulate matter
PPB	Parts per billion
PSD	Prevention of Significant Deterioration
RECA	Retail energy cost adjustment
ROE	Return on equity
RSU	Restricted share unit
RTO	Regional transmission organization
S&P	Standard & Poor’s Ratings Services
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
TEC	Tecumseh Energy Center
TFR	Transmission formula rate
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

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

-	reduced demand for coal-based energy because of actual or potential climate impacts and the development of alternate energy sources,

-	current and future litigation, regulatory investigations, proceedings or inquiries,

-	cost of fuel used in generation and wholesale electricity prices, and

-
other factors discussed elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K), including in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other reports we file from time to time with the Securities and Exchange Commission.

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

PART I.    FINANCIAL INFORMATION
ITEM I.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Par Values)
(Unaudited)

	As of	As of
	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,829	$4,556
Accounts receivable, net of allowance for doubtful accounts of $3,519 and $5,309, respectively	288,764	267,327
Fuel inventory and supplies	276,689	247,406
Deferred tax assets	22,861	29,636
Prepaid expenses	16,380	15,793
Regulatory assets	125,562	105,549
Other	23,598	30,655
Total Current Assets	757,683	700,922
PROPERTY, PLANT AND EQUIPMENT, NET	8,379,029	8,162,908
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	270,822	278,573
OTHER ASSETS:
Regulatory assets	735,474	754,229
Nuclear decommissioning trust	181,756	185,016
Other	259,315	265,353
Total Other Assets	1,176,545	1,204,598
TOTAL ASSETS	$10,584,079	$10,347,001
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt of variable interest entities	$28,309	$27,933
Short-term debt	303,600	257,600
Accounts payable	175,309	219,351
Accrued dividends	49,781	44,971
Accrued taxes	122,791	74,356
Accrued interest	60,844	79,707
Regulatory liabilities	47,432	55,142
Other	90,627	90,571
Total Current Liabilities	878,693	849,631
LONG-TERM LIABILITIES:
Long-term debt, net	2,941,889	3,215,539
Long-term debt of variable interest entities, net	138,134	166,565
Deferred income taxes	1,601,511	1,475,487
Unamortized investment tax credits	208,760	211,040
Regulatory liabilities	259,545	288,343
Accrued employee benefits	518,307	532,622
Asset retirement obligations	286,389	230,668
Other	74,930	75,799
Total Long-Term Liabilities	6,029,465	6,196,063
COMMITMENTS AND CONTINGENCIES (See Notes 3, 10 and 12)
EQUITY:
Westar Energy, Inc. Shareholders’ Equity:
Common stock, par value $5 per share; authorized 275,000,000 shares; issued and outstanding 141,268,889 shares and 131,687,454 shares, respective to each date	706,344	658,437
Paid-in capital	1,999,204	1,781,120
Retained earnings	957,721	855,299
Total Westar Energy, Inc. Shareholders’ Equity	3,663,269	3,294,856
Noncontrolling Interests	12,652	6,451
Total Equity	3,675,921	3,301,307
TOTAL LIABILITIES AND EQUITY	$10,584,079	$10,347,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,
	2015	2014
REVENUES	$732,829	$764,040
OPERATING EXPENSES:
Fuel and purchased power	163,943	200,755
SPP network transmission costs	57,487	55,720
Operating and maintenance	80,444	84,213
Depreciation and amortization	77,184	72,279
Selling, general and administrative	60,485	60,977
Taxes other than income tax	37,682	34,677
Total Operating Expenses	477,225	508,621
INCOME FROM OPERATIONS	255,604	255,419
OTHER INCOME (EXPENSE):
Investment earnings	314	1,655
Other income	637	14,991
Other expense	(5,392)	(6,242)
Total Other (Expense) Income	(4,441)	10,404
Interest expense	44,306	44,531
INCOME BEFORE INCOME TAXES	206,857	221,292
Income tax expense	66,293	71,532
NET INCOME	140,564	149,760
Less: Net income attributable to noncontrolling interests	2,561	2,378
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$138,003	$147,382
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC. (See Note 2):
Basic earnings per common share	$0.97	$1.13
Diluted earnings per common share	$0.97	$1.10
AVERAGE EQUIVALENT COMMON SHARES OUTSTANDING:
Basic	141,622,697	130,196,193
Diluted	141,838,178	133,028,787
DIVIDENDS DECLARED PER COMMON SHARE	$0.36	$0.35

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
REVENUES	$1,913,199	$2,005,264
OPERATING EXPENSES:
Fuel and purchased power	459,504	539,373
SPP network transmission costs	171,651	163,211
Operating and maintenance	248,263	277,841
Depreciation and amortization	228,529	213,270
Selling, general and administrative	179,567	179,633
Taxes other than income tax	113,047	104,248
Total Operating Expenses	1,400,561	1,477,576
INCOME FROM OPERATIONS	512,638	527,688
OTHER INCOME (EXPENSE):
Investment earnings	4,427	7,208
Other income	18,572	26,566
Other expense	(13,737)	(14,192)
Total Other Income	9,262	19,582
Interest expense	134,120	138,075
INCOME BEFORE INCOME TAXES	387,780	409,195
Income tax expense	127,810	132,643
NET INCOME	259,970	276,552
Less: Net income attributable to noncontrolling interests	7,277	6,742
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$252,693	$269,810
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC. (See Note 2):
Basic earnings per common share	$1.84	$2.08
Diluted earnings per common share	$1.82	$2.04
AVERAGE EQUIVALENT COMMON SHARES OUTSTANDING:
Basic	136,686,263	129,525,618
Diluted	138,181,585	132,199,583
DIVIDENDS DECLARED PER COMMON SHARE	$1.08	$1.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$259,970	$276,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	228,529	213,270
Amortization of nuclear fuel	18,528	18,218
Amortization of deferred regulatory gain from sale leaseback	(4,121)	(4,121)
Amortization of corporate-owned life insurance	15,309	15,510
Non-cash compensation	6,280	6,034
Net deferred income taxes and credits	126,602	134,714
Stock-based compensation excess tax benefits	(1,231)	(790)
Allowance for equity funds used during construction	(2,034)	(13,345)
Changes in working capital items:
Accounts receivable	(21,437)	(50,084)
Fuel inventory and supplies	(28,814)	(5,703)
Prepaid expenses and other	(22,742)	8,693
Accounts payable	(4,979)	(4,397)
Accrued taxes	51,867	41,323
Other current liabilities	(66,000)	(19,732)
Changes in other assets	1,394	6,019
Changes in other liabilities	26,512	28,051
Cash Flows from Operating Activities	583,633	650,212
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(486,515)	(648,933)
Purchase of securities - trusts	(20,752)	(6,582)
Sale of securities - trusts	20,957	8,221
Investment in corporate-owned life insurance	(14,845)	(16,250)
Proceeds from investment in corporate-owned life insurance	65,962	23,989
Other investing activities	(781)	(2,203)
Cash Flows used in Investing Activities	(435,974)	(641,758)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	46,000	67,206
Proceeds from long-term debt	—	417,943
Retirements of long-term debt	(275,000)	(427,500)
Retirements of long-term debt of variable interest entities	(27,933)	(27,321)
Repayment of capital leases	(1,759)	(2,397)
Borrowings against cash surrender value of corporate-owned life insurance	57,726	57,764
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(63,894)	(22,737)
Stock-based compensation excess tax benefits	1,231	790
Issuance of common stock	257,169	58,560
Distributions to shareholders of noncontrolling interests	(1,076)	—
Cash dividends paid	(137,616)	(127,364)
Other financing activities	(3,234)	(2,050)
Cash Flows used in Financing Activities	(148,386)	(7,106)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(727)	1,348
CASH AND CASH EQUIVALENTS:
Beginning of period	4,556	4,487
End of period	$3,829	$5,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Westar Energy, Inc. Shareholders
	Common stock shares	Common stock	Paid-in capital	Retained earnings	Non-controlling interests	Total equity
Balance as of December 31, 2013	128,254,229	$641,271	$1,696,727	$724,776	$5,757	$3,068,531
Net income	—	—	—	269,810	6,742	276,552
Issuance of stock	2,068,510	10,343	48,217	—	—	58,560
Issuance of stock for compensation and reinvested dividends	335,202	1,676	5,021	—	—	6,697
Tax withholding related to stock compensation	—	—	(2,050)	—	—	(2,050)
Dividends on common stock ($1.05 per share)	—	—	—	(136,458)	—	(136,458)
Stock compensation expense	—	—	5,970	—	—	5,970
Tax benefit on stock compensation	—	—	790	—	—	790
Other	—	—	(1,215)	—	—	(1,215)
Balance as of September 30, 2014	130,657,941	$653,290	$1,753,460	$858,128	$12,499	$3,277,377

Balance as of December 31, 2014	131,687,454	$658,437	$1,781,120	$855,299	$6,451	$3,301,307
Net income	—	—	—	252,693	7,277	259,970
Issuance of stock	9,229,357	46,147	211,022	—	—	257,169
Issuance of stock for compensation and reinvested dividends	352,078	1,760	6,248	—	—	8,008
Tax withholding related to stock compensation	—	—	(3,234)	—	—	(3,234)
Dividends on common stock ($1.08 per share)	—	—	—	(150,271)	—	(150,271)
Stock compensation expense	—	—	6,212	—	—	6,212
Tax benefit on stock compensation	—	—	1,231	—	—	1,231
Distribution to shareholders of noncontrolling interests	—	—	—	—	(1,076)	(1,076)
Other	—	—	(3,395)	—	—	(3,395)
Balance as of September 30, 2015	141,268,889	$706,344	$1,999,204	$957,721	$12,652	$3,675,921

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

We provide electric generation, transmission and distribution services to approximately 699,000 customers in Kansas. Westar Energy provides these services in central and northeastern Kansas, including the cities of Topeka, Lawrence, Manhattan, Salina and Hutchinson. Kansas Gas and Electric Company (KGE), Westar Energy’s wholly owned subsidiary, provides these services in south-central and southeastern Kansas, including the city of Wichita. Both Westar Energy and KGE conduct business using the name Westar Energy. Our corporate headquarters is located at 818 South Kansas Avenue, Topeka, Kansas 66612.

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

Use of Management’s Estimates

When we prepare our condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, including those related to depreciation, unbilled revenue, valuation of investments, forecasted fuel costs included in our retail energy cost adjustment (RECA) billed to customers, income taxes, pension and post-retirement benefits, our asset retirement obligations (AROs) including the decommissioning of Wolf Creek, environmental issues, VIEs, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the full year.

Fuel Inventory and Supplies

We state fuel inventory and supplies at average cost. Following are the balances for fuel inventory and supplies stated separately.

	As of	As of
	September 30, 2015	December 31, 2014
	(In Thousands)
Fuel inventory	$89,144	$70,416
Supplies	187,545	176,990
Fuel inventory and supplies	$276,689	$247,406

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars In Thousands)
Borrowed funds	$466	$2,504	$3,047	$9,448
Equity funds	—	3,627	2,034	13,345
Total	$466	$6,131	$5,081	$22,793
Average AFUDC Rates	1.0%	6.4%	2.8%	6.9%

Earnings Per Share

We have participating securities in the form of unvested restricted share units (RSUs) with nonforfeitable rights to dividend equivalents that receive dividends on an equal basis with dividends declared on common shares. As a result, we apply the two-class method of computing basic and diluted earnings per share (EPS).

To compute basic EPS, we divide the earnings allocated to common stock by the weighted average number of common shares outstanding. Diluted EPS includes the effect of issuable common shares resulting from our forward sale agreements, if any, and RSUs with forfeitable rights to dividend equivalents. We compute the dilutive effect of potential issuances of common shares using the treasury stock method.

The following table reconciles our basic and diluted EPS from net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars In Thousands, Except Per Share Amounts)
Net income	$140,564	$149,760	$259,970	$276,552
Less: Net income attributable to noncontrolling interests	2,561	2,378	7,277	6,742
Net income attributable to Westar Energy, Inc.	138,003	147,382	252,693	269,810
Less: Net income allocated to RSUs	304	395	563	721
Net income allocated to common stock	$137,699	$146,987	$252,130	$269,089

Weighted average equivalent common shares outstanding – basic	141,622,697	130,196,193	136,686,263	129,525,618
Effect of dilutive securities:
RSUs	215,481	198,583	197,373	139,058
Forward sale agreements	—	2,634,011	1,297,949	2,534,907
Weighted average equivalent common shares outstanding – diluted (a)	141,838,178	133,028,787	138,181,585	132,199,583

Earnings per common share, basic	$0.97	$1.13	$1.84	$2.08
Earnings per common share, diluted	$0.97	$1.10	$1.82	$2.04
_______________
(a) We had no antidilutive securities for the three and nine months ended September 30, 2015 and 2014.

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2015	2014
	(In Thousands)
CASH PAID FOR:
Interest on financing activities, net of amount capitalized	$119,173	$119,275
Interest on financing activities of VIEs	10,430	12,178
Income taxes, net of refunds	126	361
NON-CASH INVESTING TRANSACTIONS:
Property, plant and equipment additions	60,155	111,494
NON-CASH FINANCING TRANSACTIONS:
Issuance of stock for compensation and reinvested dividends	8,008	6,697
Assets acquired through capital leases	2,246	1,454

New Accounting Pronouncements

We prepare our condensed consolidated financial statements in accordance with GAAP for the United States of America. To address current issues in accounting, the Financial Accounting Standards Board (FASB) issued the following new accounting pronouncement which may affect our accounting and/or disclosure.

Revenue Recognition

In May 2014, the FASB issued guidance that addresses revenue from contracts with customers. The objective of the new guidance is to establish principles to report useful information to users of financial statements about the nature, amount, timing and uncertainty of revenue from contracts with customers. This guidance was effective for fiscal years beginning after December 15, 2016. However, in August 2015, the FASB deferred the effective date by one year. Early application of the standard is permitted for fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective application or cumulative effect transition method. We have not yet selected a transition method or determined the impact on our consolidated financial statements but we do not expect it to be material.

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

3. RATE MATTERS AND REGULATION

KCC Proceedings

In September 2015, the Kansas Corporation Commission (KCC) issued an order in our state general rate case allowing us to adjust our prices to include, among other things, additional investment in La Cygne Generating Station (La Cygne) environmental upgrades and investment to extend the life of Wolf Creek. The new prices were effective late October 2015 and are expected to increase our annual retail revenues by approximately $78.3 million. The KCC also approved our request to file an abbreviated rate review within 12 months of the effective date of this order to update our prices to include additional capital costs related to La Cygne environmental upgrades, investment to extend the life of Wolf Creek, costs related to programs to improve grid resiliency and costs associated with investments in environmental projects during 2015.

In May 2015, the KCC issued an order allowing us to adjust our prices to include costs associated with investments in environmental projects during 2014. The new prices became effective in June 2015 and are expected to increase our annual retail revenues by approximately $10.8 million. In October 2015, in connection with the state general rate case, the existing balance of costs associated with these investments were rolled into our base prices.

In March 2015, the KCC issued an order allowing us to adjust our prices to include updated transmission costs as reflected in the transmission formula rate (TFR) discussed below. The new prices became effective in April 2015 and are expected to increase our annual retail revenues by approximately $7.2 million.

In December 2014, the KCC approved an order allowing us to adjust our prices to include costs incurred for property taxes. The new prices were effective in January 2015 and are expected to increase our annual retail revenues by approximately $4.9 million. In October 2015, in connection with the state general rate case, the existing balance of costs incurred for property taxes were rolled into our base prices.

FERC Proceedings

Our TFR that includes projected 2016 transmission capital expenditures and operating costs will become effective in January 2016 and is expected to increase our annual transmission revenues by approximately $21.6 million.

Our TFR that includes projected 2015 transmission capital expenditures and operating costs was effective in January 2015 and is expected to decrease our annual transmission revenues by approximately $4.6 million. This updated rate provided the basis for our request to the KCC to adjust our retail prices to include updated transmission costs as discussed above.

In August 2014, the KCC filed a complaint against us with the Federal Energy Regulatory Commission (FERC) under Section 206 of the Federal Power Act (FPA).  The complaint sought to lower our base return on equity (ROE) used in determining our TFR, which would result in a refund obligation and reduce our future transmission revenues. In June 2015, we filed a settlement agreement with the FERC, which if approved, would result in an ROE of 10.3%, which consists of a 9.8% base ROE plus a 0.5% incentive ROE for participation in an RTO. In July 2015, FERC staff filed comments supporting the proposed settlement. As a result, during the nine months ended September 30, 2015, we recorded a liability of $11.2 million for our estimated refund obligation from the refund effective date of August 20, 2014 through September 30, 2015, of which $2.5 million was recorded in the three months ended September 30, 2015. In addition, we estimate our future transmission revenues would be reduced by approximately $11.0 million on an annualized basis as a result of the reduced ROE.

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

	As of September 30, 2015		As of December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
Fixed-rate debt	$2,830,000	$3,071,423	$3,105,000	$3,488,410
Fixed-rate debt of VIEs	166,271	178,586	194,204	213,579

Recurring Fair Value Measurements

The following table provides the amounts and their corresponding level of hierarchy for our assets that are measured at fair value.

As of September 30, 2015	Level 1	Level 2	Level 3	Total
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity funds	$—	$48,651	$5,979	$54,630
International equity funds	—	30,689	—	30,689
Core bond fund	—	19,707	—	19,707
High-yield bond fund	—	13,183	—	13,183
Emerging market bond fund	—	11,628	—	11,628
Other fixed income fund	—	4,923	—	4,923
Combination debt/equity/other funds	—	18,938	—	18,938
Alternative investment fund	—	—	17,538	17,538
Real estate securities fund	—	—	10,403	10,403
Cash equivalents	117	—	—	117
Total Nuclear Decommissioning Trust	117	147,719	33,920	181,756
Trading Securities:
Domestic equity funds	—	17,250	—	17,250
International equity fund	—	4,308	—	4,308
Core bond fund	—	11,505	—	11,505
Cash equivalents	159	—	—	159
Total Trading Securities	159	33,063	—	33,222
Total Assets Measured at Fair Value	$276	$180,782	$33,920	$214,978

As of December 31, 2014	Level 1	Level 2	Level 3	Total
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity funds	$—	$54,925	$6,047	$60,972
International equity funds	—	30,791	—	30,791
Core bond fund	—	19,289	—	19,289
High-yield bond fund	—	13,198	—	13,198
Emerging market bond fund	—	10,988	—	10,988
Other fixed income fund	—	4,779	—	4,779
Combination debt/equity/other funds	—	18,141	—	18,141
Alternative investment fund	—	—	16,970	16,970
Real estate securities fund	—	—	9,548	9,548
Cash equivalents	340	—	—	340
Total Nuclear Decommissioning Trust	340	152,111	32,565	185,016
Trading Securities:
Domestic equity funds	—	18,698	—	18,698
International equity fund	—	4,252	—	4,252
Core bond fund	—	12,379	—	12,379
Cash equivalents	168	—	—	168
Total Trading Securities	168	35,329	—	35,497
Total Assets Measured at Fair Value	$508	$187,440	$32,565	$220,513

The following table provides reconciliations of assets measured at fair value using significant level 3 inputs for the three and nine months ended September 30, 2015.

	Domestic Equity Funds	Alternative Investment Fund	Real Estate Securities Fund	Net Balance
	(In Thousands)
Balance as of June 30, 2015	$5,910	$17,425	$10,042	$33,377
Total realized and unrealized gains included in:
Regulatory liabilities	273	113	361	747
Purchases	200	—	103	303
Sales	(404)	—	(103)	(507)
Balance as of September 30, 2015	$5,979	$17,538	$10,403	$33,920

Balance as of December 31, 2014	$6,047	$16,970	$9,548	$32,565
Total realized and unrealized gains included in:
Regulatory liabilities	836	568	855	2,259
Purchases	300	—	299	599
Sales	(1,204)	—	(299)	(1,503)
Balance as of September 30, 2015	$5,979	$17,538	$10,403	$33,920

The following table provides reconciliations of assets measured at fair value using significant level 3 inputs for the three and nine months ended September 30, 2014.

	Domestic Equity Funds	Alternative Investment Fund	Real Estate Securities Fund	Net Balance
	(In Thousands)
Balance as of June 30, 2014	$6,288	$16,446	$9,026	$31,760
Total realized and unrealized gains included in:
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

Portions of the gains and losses contributing to changes in net assets in the above table are unrealized. The following table summarizes the unrealized gains and losses we recorded to regulatory liabilities on our consolidated financial statements during the three and nine months ended September 30, 2015 and 2014, attributed to level 3 assets and liabilities. See Note 3, “Rate Matters and Regulation,” in the 2014 Form 10-K for additional information regarding our regulatory assets and liabilities.

	Domestic Equity Funds	Alternative Investment Fund	Real Estate Securities Fund	Net Balance
	(In Thousands)
Total unrealized gains (losses):
Three months ended September 30, 2015	$(132)	$113	$259	$240
Three months ended September 30, 2014	(13)	377	154	518
Nine months ended September 30, 2015	(368)	567	556	755
Nine months ended September 30, 2014	362	1,149	503	2,014

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

	As of September 30, 2015		As of December 31, 2014		As of September 30, 2015
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Frequency	Length of Settlement
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity funds	$5,979	$2,048	$6,047	$2,348	(a)	(a)
Alternative investment fund (b)	17,538	—	16,970	—	Quarterly	65 days
Real estate securities fund	10,403	—	9,548	—	Quarterly	80 days
Total Nuclear Decommissioning Trust	33,920	2,048	32,565	2,348

Trading Securities:
Domestic equity funds	17,250	—	18,698	—	Upon Notice	1 day
International equity funds	4,308	—	4,252	—	Upon Notice	1 day
Core bond fund	11,505	—	12,379	—	Upon Notice	1 day
Total Trading Securities	33,063	—	35,329	—
Total	$66,983	$2,048	$67,894	$2,348
_______________

(a)
This investment is in three long-term private equity funds that do not permit early withdrawal. Our investments in these funds cannot be distributed until the underlying investments have been liquidated, which may take years from the date of initial liquidation. Two funds have begun to make distributions. Our initial investment in the third fund occurred in the third quarter of 2013. This fund’s term is expected to be 15 years, subject to the general partner’s right to extend the term for up to three additional one-year periods.

(b)	There is a holdback on final redemptions.

Price Risk

We use various types of fuel, including coal, natural gas, uranium and diesel to operate our plants and also purchase power to meet customer demand. Our prices and consolidated financial results are exposed to market risks from commodity price changes for electricity and other energy-related products as well as from interest rates. Volatility in these markets impacts our costs of purchased power, costs of fuel for our generating plants and our participation in energy markets. We strive to manage our customers’ and our exposure to market risks through regulatory, operating and financing activities and when we deem appropriate, we economically hedge a portion of these risks through the use of derivative financial instruments for non-trading purposes.

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

Trading Securities

We hold equity and debt investments which we classify as trading securities in a trust used to fund certain retirement benefit obligations. As of September 30, 2015, and December 31, 2014, we measured the fair value of trust assets at $33.2 million and $35.5 million, respectively. We include unrealized gains or losses on these securities in investment earnings on our consolidated statements of income. For the three months ended September 30, 2015, we recorded an unrealized loss of $1.5 million on assets still held. For the nine months ended September 30, 2015, we recorded an unrealized loss of $0.8 million on assets still held. For the three and nine months ended September 30, 2014, we recorded an unrealized loss of $0.1 million and an unrealized gain of $1.5 million on assets still held, respectively.

Available-for-Sale Securities

We hold investments in a trust for the purpose of funding the decommissioning of Wolf Creek. We have classified these investments as available-for-sale and have recorded all such investments at their fair market value as of September 30, 2015, and December 31, 2014.

Using the specific identification method to determine cost, we realized a loss of $0.5 million during the three months ended September 30, 2015, and a loss of $1.0 million during the nine months ended September 30, 2015, on our available-for-sale securities. We realized no gains or losses on our available-for-sale securities for the three months ended September 30, 2014, and a gain of $0.2 million for the nine months ended September 30, 2014. We record net realized and unrealized gains and losses in regulatory liabilities on our consolidated balance sheets. This reporting is consistent with the method we use to account for the decommissioning costs we recover in our prices. Gains or losses on assets in the trust fund are recorded as increases or decreases, respectively, to regulatory liabilities and could result in lower or higher funding requirements for decommissioning costs, which we believe would be reflected in the prices paid by our customers.

The following table presents the cost, gross unrealized gains and losses, fair value and allocation of investments in the NDT fund as of September 30, 2015, and December 31, 2014.

		Gross Unrealized
Security Type	Cost	Gain	Loss	Fair Value	Allocation
	(Dollars In Thousands)
As of September 30, 2015
Domestic equity funds	$42,418	$12,218	$(6)	$54,630	30%
International equity funds	30,685	1,218	(1,214)	30,689	17%
Core bond fund	19,397	310	—	19,707	11%
High-yield bond fund	14,106	—	(923)	13,183	7%
Emerging market bond fund	14,295	—	(2,667)	11,628	6%
Other fixed income fund	4,948	—	(25)	4,923	3%
Combination debt/equity/other funds	16,213	3,474	(749)	18,938	10%
Alternative investment fund	15,000	2,538	—	17,538	10%
Real estate securities fund	10,918	—	(515)	10,403	6%
Cash equivalents	117	—	—	117	<1%
Total	$168,097	$19,758	$(6,099)	$181,756	100%

As of December 31, 2014
Domestic equity funds	$46,126	$14,853	$(7)	$60,972	33%
International equity funds	27,521	3,683	(413)	30,791	17%
Core bond fund	18,811	478	—	19,289	10%
High-yield bond fund	13,342	—	(144)	13,198	7%
Emerging market bond fund	12,556	—	(1,568)	10,988	6%
Other fixed income fund	4,798	—	(19)	4,779	3%
Combination debt/equity/other funds	14,975	3,786	(620)	18,141	10%
Alternative investment fund	15,000	1,970	—	16,970	9%
Real estate securities fund	10,619	—	(1,071)	9,548	5%
Cash equivalents	340	—	—	340	<1%
Total	$164,088	$24,770	$(3,842)	$185,016	100%

The following table presents the fair value and the gross unrealized losses of the available-for-sale securities held in the NDT fund aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2015, and December 31, 2014.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
As of September 30, 2015
Domestic equity funds	$—	$—	$564	$(6)	$564	$(6)
International equity funds	—	—	6,236	(1,214)	6,236	(1,214)
High-yield bond fund	13,183	(923)	—	—	13,183	(923)
Emerging market bond fund	—	—	11,628	(2,667)	11,628	(2,667)
Other fixed income fund	4,923	(25)	—	—	4,923	(25)
Combination debt/equity/other funds	—	—	6,289	(749)	6,289	(749)
Real estate securities fund	—	—	10,403	(515)	10,403	(515)
Total	$18,106	$(948)	$35,120	$(5,151)	$53,226	$(6,099)

As of December 31, 2014
Domestic equity funds	$—	$—	$263	$(7)	$263	$(7)
International equity funds	5,905	(413)	—	—	5,905	(413)
High-yield bond fund	13,198	(144)	—	—	13,198	(144)
Emerging market bond fund	—	—	10,988	(1,568)	10,988	(1,568)
Other fixed income funds	4,779	(19)	—	—	4,779	(19)
Combination debt/equity/other funds	—	—	5,892	(620)	5,892	(620)
Real estate securities fund	—	—	9,548	(1,071)	9,548	(1,071)
Total	$23,882	$(576)	$26,691	$(3,266)	$50,573	$(3,842)

6. DEBT FINANCING

In September 2015, Westar Energy extended the term of its $730.0 million credit facility to September 2019, $20.7 million of which will expire in September 2017. As of September 30, 2015, Westar Energy had no borrowed amounts and $19.2 million of letters of credit outstanding under this revolving credit facility. As of December 31, 2014, Westar Energy had no borrowed amounts and $15.6 million of letters of credit outstanding under this revolving credit facility.

In August 2015, Westar Energy redeemed $150.0 million in principal amount of first mortgage bonds bearing stated interest at 5.875% and maturing July 2036.

In February 2014, Westar Energy extended the term of its $270.0 million credit facility to February 2017,
$20.0 million of which was set to terminate in February 2016. In April 2015, the $20.0 million was extended to also terminate in February 2017. As of September 30, 2015, and December 31, 2014, Westar Energy had no borrowed amounts or letters of credit outstanding under this revolving credit facility.

In January 2015, Westar Energy redeemed $125.0 million in principal amount of first mortgage bonds bearing stated interest at 5.95% and maturing January 2035.

7. TAXES

We recorded income tax expense of $66.3 million with an effective income tax rate of 32% for the three months ended September 30, 2015, and income tax expense of $71.5 million with an effective income tax rate of 32% for the same period of 2014. We recorded income tax expense of $127.8 million with an effective income tax rate of 33% for the nine months ended September 30, 2015, and income tax expense of $132.6 million with an effective income tax rate of 32% for the same period of 2014.

As of September 30, 2015, and December 31, 2014, our unrecognized income tax benefits totaled $2.7 million and $3.2 million, respectively. We do not expect significant changes in our unrecognized income tax benefits in the next 12 months.

As of September 30, 2015, and December 31, 2014, we had no amounts accrued for interest related to our unrecognized income tax benefits. We accrued no penalties at either September 30, 2015, or December 31, 2014.

As of September 30, 2015, and December 31, 2014, we had recorded $1.5 million for probable assessments of taxes other than income taxes.

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

8. PENSION AND POST-RETIREMENT BENEFIT PLANS

The following tables summarize the net periodic costs for our pension and post-retirement benefit plans prior to the effects of capitalization.

	Pension Benefits		Post-retirement Benefits
Three Months Ended September 30,	2015	2014	2015	2014
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$5,348	$4,055	$361	$345
Interest cost	10,753	10,400	1,422	1,588
Expected return on plan assets	(10,059)	(9,109)	(1,654)	(1,644)
Amortization of unrecognized:
Prior service costs	130	131	114	631
Actuarial loss (gain), net	8,033	5,690	95	(185)
Net periodic cost before regulatory adjustment	14,205	11,167	338	735
Regulatory adjustment (a)	1,548	4,002	1,013	1,124
Net periodic cost	$15,753	$15,169	$1,351	$1,859
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

	Pension Benefits		Post-retirement Benefits
Nine Months Ended September 30,	2015	2014	2015	2014
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$16,044	$12,164	$1,082	$1,036
Interest cost	32,261	31,200	4,268	4,763
Expected return on plan assets	(31,177)	(27,328)	(4,961)	(4,932)
Amortization of unrecognized:
Prior service costs	390	394	342	1,893
Actuarial loss (gain), net	23,746	15,371	284	(556)
Net periodic cost before regulatory adjustment	41,264	31,801	1,015	2,204
Regulatory adjustment (a)	4,880	12,005	3,038	3,371
Net periodic cost	$46,144	$43,806	$4,053	$5,575
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

During the nine months ended September 30, 2015 and 2014, we contributed $29.7 million and $26.4 million, respectively, to the Westar Energy pension trust.

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

	Pension Benefits		Post-retirement Benefits
Three Months Ended September 30,	2015	2014	2015	2014
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$1,899	$1,424	$34	$43
Interest cost	2,254	2,117	79	116
Expected return on plan assets	(2,261)	(2,021)	—	—
Amortization of unrecognized:
Prior service costs	14	14	—	—
Actuarial loss, net	1,482	747	1	41
Net periodic cost before regulatory adjustment	3,388	2,281	114	200
Regulatory adjustment (a)	(304)	501	—	—
Net periodic cost	$3,084	$2,782	$114	$200
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

	Pension Benefits		Post-retirement Benefits
Nine Months Ended September 30,	2015	2014	2015	2014
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$5,696	$4,271	$103	$130
Interest cost	6,761	6,352	236	347
Expected return on plan assets	(6,783)	(6,063)	—	—
Amortization of unrecognized:
Prior service costs	43	43	—	—
Actuarial loss, net	4,448	2,240	2	124
Net periodic cost before regulatory adjustment	10,165	6,843	341	601
Regulatory adjustment (a)	(912)	1,502	—	—
Net periodic cost	$9,253	$8,345	$341	$601
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

During the nine months ended September 30, 2015 and 2014, we funded $4.5 million and $2.4 million of Wolf Creek’s pension plan contributions, respectively.

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

In October 2015 the EPA strengthened the ozone NAAQS by lowering the standards from the current 75 parts per billion (ppb) to 70 ppb. As a result of this change, the EPA is required to make attainment/nonattainment designations for the revised standards by October 2017. We are currently reviewing this final rule and cannot at this time predict the impact it may have on our operations, but it could be material. Nonattainment designations in or surrounding our areas of operations could have a material impact on our consolidated financial results.

In December 2012, the EPA strengthened an existing NAAQS for one class of PM. In December 2014, the EPA designated the entire state of Kansas as unclassifiable/in attainment with the standard. We cannot at this time predict the impact this designation may have on our operations or consolidated financial results, but it could be material.

In 2010, the EPA revised the NAAQS for both NOx and SO2. In March 2015, a federal court approved a consent decree between the EPA and environmental groups. The decree includes specific SO2 emissions criteria for certain electric generating plants that, if met, requires the EPA to promulgate attainment/nonattainment designations for areas surrounding these plants by July 2016.  Tecumseh Energy Center (TEC) is our only generating station that meets this criteria. We are working with KDHE to determine the appropriate designation for the areas surrounding the facility. In addition, we continue to communicate with our regulatory agencies regarding these standards and evaluate what impact the revised NAAQS could have on our operations and consolidated financial results. If areas surrounding our facilities are designated as nonattainment and/or we are required to install additional equipment to control emissions at our facilities, it could have a material impact on our operations and consolidated financial results.

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

In October 2015, the EPA published a rule establishing new source performance standards that limit CO2 emissions for new, modified and reconstructed coal and natural gas fueled electric generating units to various levels per Megawatt hour (MWh) depending on various characteristics of the units. In October 2015, the EPA also published a rule establishing guidelines for states to regulate CO2 emissions from existing power plants. The standards for existing plants are known as the Clean Power Plan (CPP). Under the CPP, interim emissions performance rates must be achieved beginning in 2022 and final emissions performance rates must be achieved by 2030. Legal challenges to the CPP were filed by groups of states and industry members in the U.S. Court of Appeals for D.C. Circuit in October 2015, and more challenges are expected. We are evaluating the CPP and cannot at this time determine the impact of the CPP on our operations or consolidated financial results, but we believe the costs to comply could be material.

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

Water

We discharge some of the water used in our operations. This water may contain substances deemed to be pollutants. Revised rules governing such discharges from coal-fired power plants were released in final, pre-publication form in September 2015. We are evaluating the final, pre-publication rule at this time and cannot predict the resulting impact on our operations or consolidated financial results, but it may be material.

In October 2014, the EPA’s final standards for cooling intake structures at power plants to protect aquatic life took effect. The standards, based on Section 316(b) of the federal Clean Water Act (CWA), require subject facilities to choose among seven best available technology options to reduce fish impingement. In addition, some facilities must conduct studies to assist permitting authorities to determine whether and what site-specific controls, if any, would be required to reduce entrainment of aquatic organisms. Our current analysis indicates this rule will not have a significant impact on our coal plants that employ cooling towers. Biological monitoring may be required for La Cygne and Wolf Creek. We are currently evaluating the rule’s impact on those two plants and cannot predict the resulting impact on our operations or consolidated financial results, but we do not expect it to be material.

In June 2015, the EPA along with the U.S. Army Corps of Engineers issued a final rule, effective August 2015, defining the Waters of the United States for purposes of the CWA. This rulemaking has the potential to impact all programs under the CWA. Expansion of regulated waterways is possible under the rule depending on regulating authority interpretation, which could impact several permitting programs. Various states have filed lawsuits challenging the rule and, in October 2015, the U.S. Court of Appeals for the Sixth Circuit issued an order that temporarily stays implementation of the rule nationwide pending the outcome of the various legal challenges. We are currently evaluating the final rule. The resulting impact of the rule could have a material impact on our operations or consolidated financial results.

Regulation of Coal Combustion Byproducts

In the course of operating our coal generation plants, we produce coal combustion byproducts (CCBs), including fly ash, gypsum and bottom ash. We recycle some of our ash production, principally by selling to the aggregate industry. The EPA published a rule to regulate CCBs in April 2015, which we believe will require additional CCB handling, processing and storage equipment and potential closure of certain ash disposal areas. While we cannot at this time estimate the full impact and costs associated with future regulations of CCBs, we have recorded an increase of approximately $48.8 million to our ARO and property, plant and equipment to recognize estimated future costs associated with closure and post-closure of disposal sites. We believe further impact on our operations or consolidated financial results could be material. See Note 11, “Asset Retirement Obligations,” for additional information.

Renewable Energy Standard

In May 2015, Kansas repealed a state mandate to maintain a minimum amount of renewable energy sources, effective January 1, 2016.

Storage of Spent Nuclear Fuel

In 2010, the DOE filed a motion with the NRC to withdraw its then pending application to construct a national repository for the disposal of spent nuclear fuel and high-level radioactive waste at Yucca Mountain, Nevada. An NRC board denied the DOE’s motion to withdraw its application and the DOE appealed that decision to the full NRC. In 2011, the NRC issued an evenly split decision on the appeal and also ordered the licensing board to close out its work on the DOE’s application by the end of 2011 due to a lack of funding. These agency actions prompted the States of Washington and South Carolina, and a county in South Carolina, to file a lawsuit in a federal Court of Appeals asking the court to compel the NRC to resume its license review and to issue a decision on the license application. In August 2013, the court ordered the NRC to resume its review of the DOE’s application. The NRC has not yet issued its decision.

Wolf Creek is currently evaluating alternatives for expanding its existing on-site spent nuclear fuel storage to provide additional capacity prior to 2025. We cannot predict when, or if, an off-site storage site or alternative disposal site will be available to receive Wolf Creek’s spent nuclear fuel and will continue to monitor this activity.

FERC Proceedings

See Note 3, “Rate Matters and Regulation - FERC Proceedings,” for information regarding a complaint that was filed by the KCC against us with the FERC under Section 206 of the FPA.

11. ASSET RETIREMENT OBLIGATIONS

In June 2015, we recorded an approximately $48.8 million increase in our ARO in response to the EPA’s published rule to regulate CCBs. The increase is to recognize costs associated with closure and post-closure of disposal sites to be compliant. See Note 10, “Commitments and Contingencies - Regulation of Coal Combustion Byproducts,” for additional information.

The change in the balance of our ARO liability from December 31, 2014, through September 30, 2015, is summarized in the following table.

(In Thousands)
Balance as of December 31, 2014	$230,668
Liabilities incurred	48,767
Liabilities settled	(1,312)
Accretion expense	9,500
Revisions in estimated cash flows	(1,234)
Balance as of September 30, 2015	$286,389

12. LEGAL PROCEEDINGS

We and our subsidiaries are involved in various legal, environmental and regulatory proceedings. We believe that adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material effect on our consolidated financial results. See Note 3, “Rate Matters and Regulation,” and Note 10, “Commitments and Contingencies,” for additional information.

13. COMMON STOCK

During the nine months ended September 30, 2015, Westar Energy issued 9.2 million shares of common stock with a physical settlement amount of $254.6 million to settle all outstanding forward sale transactions. Westar Energy used the proceeds from this transaction to repay short-term borrowings, with such borrowed amounts principally used for investments in capital equipment, as well as for working capital and general corporate purposes.

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

Financial Statement Impact

We have recorded the following assets and liabilities on our consolidated balance sheets related to the VIEs described above.

	As of	As of
	September 30, 2015	December 31, 2014
	(In Thousands)
Assets:
Property, plant and equipment of variable interest entities, net	$270,822	$278,573
Regulatory assets (a)	8,777	7,882

Liabilities:
Current maturities of long-term debt of variable interest entities	$28,309	$27,933
Accrued interest (b)	68	2,961
Long-term debt of variable interest entities, net	138,134	166,565
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in Management’s Discussion and Analysis are “forward-looking statements.” The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we “believe,” “anticipate,” “target,” “expect,” “estimate,” “intend” and words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. See “Forward-Looking Statements” above for additional information.

INTRODUCTION

We are the largest electric utility in Kansas. We produce, transmit and sell electricity at retail in Kansas and at wholesale in a multi-state region in the central U.S. under the regulation of the KCC and FERC.

In Management’s Discussion and Analysis, we discuss our operating results for the three and nine months ended September 30, 2015, compared to the same periods of 2014, our general financial condition and significant changes that occurred during 2015. As you read Management’s Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

SUMMARY OF SIGNIFICANT ITEMS

Earnings Per Share

Following is a summary of our net income and basic EPS.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(Dollars In Thousands, Except Per Share Amounts)
Net income attributable to Westar Energy, Inc.	$138,003	$147,382	$(9,379)	$252,693	$269,810	$(17,117)
Earnings per common share, basic	$0.97	$1.13	$(0.16)	$1.84	$2.08	$(0.24)

Net income decreased for the three months ended September 30, 2015, compared to the same period in 2014, due primarily to our having recorded $10.7 million less in corporate-owned life insurance (COLI) benefits. In addition, we recorded a $2.5 million reduction to transmission revenues for our estimated refund obligation associated with a FERC proceeding. See Note 3 to the Condensed Consolidated Financial Statements, “Rate Matters and Regulation - FERC Proceedings,” for a discussion of this proceeding. Further, we recorded an expense of approximately $2.0 million to write off capital project costs that will no longer be completed related to planned retirements of generating units.

Net income decreased for the nine months ended September 30, 2015, compared to the same period in 2014, due primarily to a decreased energy marketing margin of $12.7 million due to greater volatility in 2014 of power prices in some of the wholesale markets in which we buy and sell power. An $11.2 million reduction to transmission revenues for our estimated refund obligation associated with the FERC proceeding referred to in the prior paragraph also reduced net income.

Basic EPS decreased for the three and nine months ended September 30, 2015, compared to the same periods in 2014, due to the issuance of common stock and for the reasons described above. See Note 13 to the Condensed Consolidated Financial Statements, “Common Stock,” for additional information regarding our issuances of common stock.

Settlement of State General Rate Case

In September 2015, the KCC issued an order in our state general rate case allowing us to adjust our prices to include, among other things, additional investment in La Cygne environmental upgrades and investment to extend the life of Wolf Creek. The new prices were effective late October 2015 and are expected to increase our annual retail revenues by approximately $78.3 million.

Retirement of Generating Units

In October 2015, we announced plans to retire three older, smaller generating units at Lawrence Energy Center, TEC and Hutchinson Energy Center with a combined capability of 354 megawatts by the end of 2015.

Current Trends

The following is an update to and is to be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K.

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

From December 31, 2014, through September 30, 2015, we did not experience any significant changes in our critical accounting estimates. For additional information, see our 2014 Form 10-K.

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

Three and Nine Months Ended September 30, 2015, Compared to Three and Nine Months Ended September 30, 2014

Below we discuss our operating results for the three and nine months ended September 30, 2015, compared to the results for the three and nine months ended September 30, 2014. Significant changes in results of operations shown in the table immediately below are further explained in the descriptions that follow.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
	(Dollars In Thousands, Except Per Share Amounts)
REVENUES:
Residential	$255,804	$261,106	$(5,302)	(2.0)	$610,775	$629,064	$(18,289)	(2.9)
Commercial	213,461	223,588	(10,127)	(4.5)	550,761	562,882	(12,121)	(2.2)
Industrial	105,307	113,039	(7,732)	(6.8)	304,937	314,518	(9,581)	(3.0)
Other retail	1,620	(6,032)	7,652	126.9	(5,503)	(17,587)	12,084	68.7
Total Retail Revenues	576,192	591,701	(15,509)	(2.6)	1,460,970	1,488,877	(27,907)	(1.9)
Wholesale	87,918	97,680	(9,762)	(10.0)	249,502	290,727	(41,225)	(14.2)
Transmission (a)	61,190	67,145	(5,955)	(8.9)	181,070	192,311	(11,241)	(5.8)
Other	7,529	7,514	15	0.2	21,657	33,349	(11,692)	(35.1)
Total Revenues	732,829	764,040	(31,211)	(4.1)	1,913,199	2,005,264	(92,065)	(4.6)
OPERATING EXPENSES:
Fuel and purchased power	163,943	200,755	(36,812)	(18.3)	459,504	539,373	(79,869)	(14.8)
SPP network transmission costs	57,487	55,720	1,767	3.2	171,651	163,211	8,440	5.2
Operating and maintenance	80,444	84,213	(3,769)	(4.5)	248,263	277,841	(29,578)	(10.6)
Depreciation and amortization	77,184	72,279	4,905	6.8	228,529	213,270	15,259	7.2
Selling, general and administrative	60,485	60,977	(492)	(0.8)	179,567	179,633	(66)	—
Taxes other than income tax	37,682	34,677	3,005	8.7	113,047	104,248	8,799	8.4
Total Operating Expenses	477,225	508,621	(31,396)	(6.2)	1,400,561	1,477,576	(77,015)	(5.2)
INCOME FROM OPERATIONS	255,604	255,419	185	0.1	512,638	527,688	(15,050)	(2.9)
OTHER INCOME (EXPENSE):
Investment earnings	314	1,655	(1,341)	(81.0)	4,427	7,208	(2,781)	(38.6)
Other income	637	14,991	(14,354)	(95.8)	18,572	26,566	(7,994)	(30.1)
Other expense	(5,392)	(6,242)	850	13.6	(13,737)	(14,192)	455	3.2
Total Other (Expense) Income	(4,441)	10,404	(14,845)	(142.7)	9,262	19,582	(10,320)	(52.7)
Interest expense	44,306	44,531	(225)	(0.5)	134,120	138,075	(3,955)	(2.9)
INCOME BEFORE INCOME TAXES	206,857	221,292	(14,435)	(6.5)	387,780	409,195	(21,415)	(5.2)
Income tax expense	66,293	71,532	(5,239)	(7.3)	127,810	132,643	(4,833)	(3.6)
NET INCOME	140,564	149,760	(9,196)	(6.1)	259,970	276,552	(16,582)	(6.0)
Less: Net income attributable to noncontrolling interests	2,561	2,378	183	7.7	7,277	6,742	535	7.9
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$138,003	$147,382	$(9,379)	(6.4)	$252,693	$269,810	$(17,117)	(6.3)
BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC.	$0.97	$1.13	$(0.16)	(14.2)	$1.84	$2.08	$(0.24)	(11.5)
DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC.	$0.97	$1.10	$(0.13)	(11.8)	$1.82	$2.04	$(0.22)	(10.8)
_______________
(a) Includes revenue from an SPP network transmission tariff corresponding to our SPP network transmission costs. For the three and nine months ended September 30, 2015, these costs, less administration fees of $14.8 million and $43.8 million, respectively, were returned to us as revenue. For the three and nine months ended September 30, 2014, these costs, less administration fees of $13.0 million and $37.8 million, respectively, were returned to us as revenue.

Gross Margin

Fuel and purchased power costs fluctuate with electricity sales and unit costs. As permitted by regulators, we adjust our retail prices to reflect changes in the costs of fuel and purchased power. Fuel and purchased power costs for wholesale customers are recovered at prevailing market prices or based on a predetermined formula with a price adjustment approved by FERC. As a result, changes in fuel and purchased power costs are offset in revenues with minimal impact on net income. In addition, SPP network transmission costs fluctuate due primarily to investments by us and other members of the SPP for upgrades to the transmission grid within the SPP RTO. As with fuel and purchased power costs, changes in SPP network transmission costs are mostly reflected in the prices we charge customers with minimal impact on net income. For these reasons, we believe gross margin is useful for understanding and analyzing changes in our operating performance from one period to the next. We calculate gross margin as total revenues, including transmission revenues, less the sum of fuel and purchased power costs and amounts billed by the SPP for network transmission costs. Accordingly, gross margin reflects transmission revenues and costs on a net basis. The following table summarizes our gross margin for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
	(Dollars In Thousands)
Revenues	$732,829	$764,040	$(31,211)	(4.1)	$1,913,199	$2,005,264	$(92,065)	(4.6)
Less: Fuel and purchased power expense	163,943	200,755	(36,812)	(18.3)	459,504	539,373	(79,869)	(14.8)
SPP network transmission costs	57,487	55,720	1,767	3.2	171,651	163,211	8,440	5.2
Gross Margin	$511,399	$507,565	$3,834	0.8	$1,282,044	$1,302,680	$(20,636)	(1.6)

The following table reflects changes in electricity sales for the three and nine months ended September 30, 2015 and 2014. No electricity sales are shown for transmission or other as they are not directly related to the amount of electricity we sell.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
	(Thousands of MWh)
ELECTRICITY SALES:
Residential	2,168	2,104	64	3.0	5,108	5,229	(121)	(2.3)
Commercial	2,221	2,190	31	1.4	5,787	5,792	(5)	(0.1)
Industrial	1,463	1,467	(4)	(0.3)	4,195	4,252	(57)	(1.3)
Other retail	21	20	1	5.0	63	64	(1)	(1.6)
Total Retail	5,873	5,781	92	1.6	15,153	15,337	(184)	(1.2)
Wholesale	2,200	2,467	(267)	(10.8)	6,817	6,946	(129)	(1.9)
Total	8,073	8,248	(175)	(2.1)	21,970	22,283	(313)	(1.4)

Gross margin increased for the three months ended September 30, 2015, compared to the same period in 2014, due primarily to more retail electricity sales principally as a result of warmer weather, which particularly impacts residential and commercial electricity sales. As measured by cooling degree days, the weather during the three months ended September 30, 2015, was approximately 11% warmer than the same period in 2014. A $2.5 million reduction to transmission revenues for our estimated refund obligation associated with a FERC proceeding partially offset the increase in gross margin. See Note 3 to the Condensed Consolidated Financial Statements, “Rate Matters and Regulation - FERC Proceedings,” for a discussion of this proceeding.

Gross margin decreased during the nine months ended September 30, 2015, compared to the same period of 2014, due primarily to a decreased energy marketing margin of $12.7 million due to greater volatility in 2014 of power prices in some of the wholesale markets in which we buy and sell power. An $11.2 million reduction to transmission revenues for our estimated refund obligation associated with a FERC proceeding also reduced gross margin. See Note 3 to the Condensed Consolidated Financial Statements, “Rate Matters and Regulation - FERC Proceedings,” for a discussion of this proceeding. Also contributing to the decrease in gross margin was lower retail electricity sales. The lower retail electric sales were due partly to milder weather, primarily warmer winter weather. During the nine months ended September 30, 2015, compared to the same period of 2014, there were approximately 16% fewer heating degree days and 7% more cooling degree days.

Income from operations is the most directly comparable measure to our presentation of gross margin that is calculated and presented in accordance with GAAP in our consolidated statements of income. Our presentation of gross margin should not be considered in isolation or as a substitute for income from operations. Additionally, our presentation of gross margin may not be comparable to similarly titled measures reported by other companies. The following table reconciles income from operations with gross margin for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
	(Dollars In Thousands)
Gross margin	$511,399	$507,565	$3,834	0.8	$1,282,044	$1,302,680	$(20,636)	(1.6)
Less: Operating and maintenance expense	80,444	84,213	(3,769)	(4.5)	248,263	277,841	(29,578)	(10.6)
Depreciation and amortization expense	77,184	72,279	4,905	6.8	228,529	213,270	15,259	7.2
Selling, general and administrative expense	60,485	60,977	(492)	(0.8)	179,567	179,633	(66)	—
Taxes other than income tax	37,682	34,677	3,005	8.7	113,047	104,248	8,799	8.4
Income from operations	$255,604	$255,419	$185	0.1	$512,638	$527,688	$(15,050)	(2.9)

Operating Expenses and Other Income and Expense Items

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
	(Dollars in Thousands)
Operating and maintenance expense	$80,444	$84,213	$(3,769)	(4.5)	$248,263	$277,841	$(29,578)	(10.6)

Operating and maintenance expense decreased for the three months ended September 30, 2015, compared to the same period in 2014, due primarily to our having incurred $3.1 million lower transmission and distribution maintenance expense and $1.6 million lower generation maintenance expense. The lower maintenance expense was partially offset by an approximate $2.0 million write off of capital project costs that will no longer be completed related to planned retirements of generating units.

Operating and maintenance expense decreased for the nine months ended September 30, 2015, compared to the same period in 2014, due primarily to:

•	lower costs at Wolf Creek of $10.8 million, which were principally the result of higher operating and maintenance costs incurred during a 2014 scheduled outage;

•	lower transmission and distribution maintenance expense of $8.4 million; and

•	a $7.9 million decrease in operating and maintenance costs at our coal fired plants due primarily to a planned outage at JEC in 2014.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
	(Dollars in Thousands)
Depreciation and amortization expense	$77,184	$72,279	$4,905	6.8	$228,529	$213,270	$15,259	7.2

Depreciation and amortization expense increased during the three and nine months ended September 30, 2015, compared to the same periods in 2014, due to additions at our power plants, including air quality controls, additions at Wolf Creek to enhance reliability and the addition of transmission facilities. Depreciation related to environmental equipment placed in-service at La Cygne, as approved by the KCC, was deferred until new retail prices became effective in late October 2015.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
	(Dollars in Thousands)
Taxes other than income tax	$37,682	$34,677	$3,005	8.7	$113,047	$104,248	$8,799	8.4

Taxes other than income tax increased for the three and nine months ended September 30, 2015, compared to the same periods in 2014, due primarily to increases of $3.0 million and $8.9 million, respectively, in property tax expense. These increases are mostly offset in retail revenues.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
	(Dollars in Thousands)
Other income	$637	$14,991	$(14,354)	(95.8)	$18,572	$26,566	$(7,994)	(30.1)

Other income decreased for the three and nine months ended September 30, 2015, compared to the same periods in 2014, due primarily to a decrease in equity AFUDC of $3.6 million and $11.3 million, respectively. Contributing to the decrease for the three month period is our having recorded $10.7 million less in COLI benefits. However, we recorded $3.0 million more in COLI benefits for the nine months ended September 30, 2015, compared to the same period the prior year.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
	(Dollars in Thousands)
Interest expense	$44,306	$44,531	$(225)	(0.5)	$134,120	$138,075	$(3,955)	(2.9)

Interest expense decreased for the nine months ended September 30, 2015, compared to the same period in 2014, due primarily to a decrease in long-term interest expense of $10.0 million. However, partially offsetting this decrease was a reduction in debt AFUDC of $6.4 million.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
	(Dollars in Thousands)
Income tax expense	$66,293	$71,532	$(5,239)	(7.3)	$127,810	$132,643	$(4,833)	(3.6)

Income tax expense decreased due principally to lower income before income taxes.

FINANCIAL CONDITION

A number of factors affected amounts recorded on our balance sheet as of September 30, 2015, compared to December 31, 2014.

	As of	As of
	September 30, 2015	December 31, 2014	Change	% Change
	(Dollars in Thousands)
Fuel inventory and supplies	$276,689	$247,406	$29,283	11.8

Inventory increased due principally to a $20.1 million increase in coal inventory resulting from improved rail performance and a $10.6 million increase in material and supplies for improved substation reliability.

	As of	As of
	September 30, 2015	December 31, 2014	Change	% Change
	(Dollars in Thousands)
Regulatory assets	$861,036	$859,778	$1,258	0.1
Regulatory liabilities	306,977	343,485	(36,508)	(10.6)
Net regulatory assets	$554,059	$516,293	$37,766	7.3

Total regulatory assets increased due primarily to:

•	a $13.2 million increase in deferred depreciation expense and carrying costs related to our capital investment associated with environmental upgrades at La Cygne;

•	a $10.6 million increase in amounts deferred for Wolf Creek’s refueling and maintenance outages;

•	a $7.0 million increase in amounts deferred for property taxes; and

•	a $3.3 million increase in conditional AROs; however,

•	partially offsetting these increases was a $33.9 million decrease in deferred employee benefit costs.

Total regulatory liabilities decreased due primarily to a $22.8 million decrease in amounts collected but not yet spent to dispose of plant assets and an $8.6 million decrease in our refund obligations related to amounts we have collected from our customers in excess of our actual cost of fuel and purchased power.

	As of	As of
	September 30, 2015	December 31, 2014	Change	% Change
	(Dollars in Thousands)
Property, plant and equipment, net	$8,379,029	$8,162,908	$216,121	2.6

Property, plant and equipment, net of accumulated depreciation, increased due primarily to plant additions for air quality controls and an asset recorded related to a new ARO. See Note 11 to the Condensed Consolidated Financial Statements, “Asset Retirement Obligations,” for additional information.

	As of	As of
	September 30, 2015	December 31, 2014	Change	% Change
	(Dollars in Thousands)
Short-term debt	$303,600	$257,600	$46,000	17.9

Short-term debt increased due to increases in issuances of commercial paper used primarily to fund capital expenditures, to redeem debt and for working capital and other corporate purposes.

	As of	As of
	September 30, 2015	December 31, 2014	Change	% Change
	(Dollars in Thousands)
Long-term debt, net	$2,941,889	$3,215,539	$(273,650)	(8.5)

Total long-term debt decreased due to Westar Energy redeeming $275.0 million in principal amount of first mortgage bonds. See Note 6 of the Notes to Condensed Consolidated Financial Statements, “Debt Financing.”

	As of	As of
	September 30, 2015	December 31, 2014	Change	% Change
	(Dollars in Thousands)
Current maturities of long-term debt of variable interest entities	$28,309	$27,933	$376	1.3
Long-term debt of variable interest entities	138,134	166,565	(28,431)	(17.1)
Total long-term debt of variable interest entities	$166,443	$194,498	$(28,055)	(14.4)

Total long-term debt of variable interest entities decreased due to the VIEs that hold the JEC and La Cygne leasehold interests having made principal payments totaling $27.9 million.

	As of	As of
	September 30, 2015	December 31, 2014	Change	% Change
	(Dollars in Thousands)
Deferred income taxes	$1,601,511	$1,475,487	$126,024	8.5

Deferred income taxes increased due primarily to the use of accelerated depreciation methods and the utilization of previously deferred net operating losses during the period.

	As of	As of
	September 30, 2015	December 31, 2014	Change	% Change
	(Dollars in Thousands)
Asset retirement obligations	$286,389	$230,668	$55,721	24.2

AROs increased due primarily to a new ARO of approximately $48.8 million as a result of the CCB regulation published by the EPA. See Note 10 of the Notes to Condensed Consolidated Financial Statements, “Commitments and Contingencies — Regulation of Coal Combustion Byproducts,” and Note 11 of the Notes to Condensed Consolidated Financial Statements, “Asset Retirement Obligations,” for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Available sources of funds to operate our business include internally generated cash, short-term borrowings under Westar Energy’s commercial paper program and revolving credit facilities and access to capital markets. We expect to meet our day-to-day cash requirements including, among other items, fuel and purchased power, dividends, interest payments, income taxes and pension contributions, using primarily internally generated cash and short-term borrowings. To meet the cash requirements for our capital investments, we expect to use internally generated cash, short-term borrowings and proceeds from the issuance of debt and equity securities in the capital markets. When such balances are of sufficient size and it makes economic sense to do so, we also use proceeds from the issuance of long-term debt and equity securities to repay short-term borrowings, which are principally related to investments in capital equipment and the redemption of bonds and for working capital and general corporate purposes. Uncertainties affecting our ability to meet cash requirements include, among others, factors affecting revenues described in “—Operating Results” above, economic conditions, regulatory actions, compliance with environmental regulations and conditions in the capital markets.

Short-Term Borrowings

Westar Energy maintains a commercial paper program pursuant to which it may issue commercial paper up to a maximum aggregate amount outstanding at any one time of $1.0 billion. This program is supported by Westar Energy’s revolving credit facilities. Maturities of commercial paper issuances may not exceed 365 days from the date of issuance and proceeds from such issuances may be used to temporarily fund capital expenditures, to redeem debt, for working capital and/or for other general corporate purposes. As of October 27, 2015, Westar Energy had $291.5 million of commercial paper issued and outstanding.

Westar Energy has two revolving credit facilities in the amounts of $730.0 million and $270.0 million. In September 2015, Westar Energy extended the term of the $730.0 million facility by one year to terminate in September 2019,
$20.7 million of which will expire in September 2017. In February 2014, Westar Energy extended the term of its $270.0 million credit facility to February 2017, $20.0 million of which was set to terminate in February 2016. In April 2015, the $20.0 million was extended to also terminate in February 2017. As long as there is no default under the facilities, the $730.0 million facility may be extended an additional year and the aggregate amount of borrowings under the $730.0 million and $270.0 million facilities may be increased to $1.0 billion and $400.0 million, respectively, subject to lender participation. All borrowings under the facilities are secured by KGE first mortgage bonds. Total combined borrowings under the revolving credit facilities and the commercial paper program may not exceed $1.0 billion at any given time. As of October 27, 2015, no amounts were borrowed and $19.2 million in letters of credit had been issued under the $730.0 million facility. No amounts were borrowed and no letters of credit had been issued under the $270.0 million facility as of the same date.

Long-Term Debt Financing

In August 2015, Westar Energy redeemed $150.0 million in principal amount of first mortgage bonds bearing stated interest at 5.875% and maturing July 2036.

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

In general, more favorable credit ratings increase borrowing opportunities and reduce the cost of borrowing. Under Westar Energy’s revolving credit facilities and commercial paper program, our cost of borrowings is determined in part by credit ratings. However, Westar Energy’s ability to borrow under the credit facilities and commercial paper program are not conditioned on maintaining a particular credit rating. We may enter into new credit agreements that contain credit rating conditions, which could affect our liquidity and/or our borrowing costs.

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

In October 2015, Fitch upgraded its ratings for Westar Energy and KGE first mortgage bonds to A from A- and revised its rating for Westar Energy’s and KGE’s outlook to stable from positive.

As of October 27, 2015, our ratings with the agencies are as shown in the table below.

	Westar Energy First Mortgage Bond Rating	KGE First Mortgage Bond Rating	Westar Energy Commercial Paper	Rating Outlook
Moody’s	A2	A2	P-2	Stable
S&P	A	A	A-2	Stable
Fitch	A	A	F2	Stable

Common Stock

During the nine months ended September 30, 2015, Westar Energy issued 9.2 million shares of common stock with a physical settlement amount of $254.6 million to settle all outstanding forward sale transactions. Westar Energy used the proceeds from this transaction to repay short-term borrowings, with such borrowed amounts principally used for investments in capital equipment, as well as for working capital and general corporate purposes.

Summary of Cash Flows

	Nine Months Ended September 30,
	2015	2014	Change	% Change
	(Dollars In Thousands)
Cash flows from (used in):
Operating activities	$583,633	$650,212	$(66,579)	(10.2)
Investing activities	(435,974)	(641,758)	205,784	32.1
Financing activities	(148,386)	(7,106)	(141,280)	(a)
Net change in cash and cash equivalents	$(727)	$1,348	$(2,075)	(153.9)
______________
(a) Change greater than 1,000%

Cash Flows from Operating Activities

Cash flows from operating activities decreased due principally to our having received $40.2 million less for wholesale power sales and transmission services, our having received $34.4 million less from retail customers, our having paid $21.8 million more for the Wolf Creek refueling outage and our having received $13.9 million less for energy marketing activities. Partially offsetting these decreases was our having paid $34.2 million less for coal and natural gas.

Cash Flows used in Investing Activities
Cash flows used in investing activities decreased due primarily to our having invested $162.4 million less in additions to property, plant and equipment and our having received $42.0 million more from our investment in COLI.

Cash Flows from Financing Activities

Cash flows used in financing activities increased due principally to our having issued $417.9 million less long-term debt, repaying $41.2 million more for borrowings against the cash surrender value of COLI and issuing $21.2 million less commercial paper during the nine months ended September 30, 2015, compared to the same period in 2014. Partially offsetting these increases was our having issued $198.6 million more in common stock and redeeming $152.5 million less in long-term debt this year compared to the previous year.

Pension Contribution

During the nine months ended September 30, 2015, we contributed $29.7 million to the Westar Energy pension trust. We funded $4.5 million of Wolf Creek’s pension plan contributions during the same period.

OFF-BALANCE SHEET ARRANGEMENTS

From December 31, 2014, through September 30, 2015, our off balance sheet arrangements did not change materially. For additional information, see our 2014 Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

From December 31, 2014, through September 30, 2015, our contractual obligations and commercial commitments did not change materially outside the ordinary course of business. For additional information, see our 2014 Form 10-K.

OTHER INFORMATION

Changes in Prices

See Note 3 to the Condensed Consolidated Financial Statements, “Rate Matters and Regulation,” for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in commodity prices, counterparty credit, interest rates, and debt and equity instrument values. From December 31, 2014, to September 30, 2015, no significant changes occurred in our market risk exposure. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2014 Form 10-K for additional information.

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on legal proceedings is set forth in Notes 3, 10 and 12 of the Notes to Condensed Consolidated Financial Statements, “Rate Matters and Regulation,” “Commitments and Contingencies” and “Legal Proceedings,” respectively, which are incorporated herein by reference.

ITEM 1A. RISK FACTORS

     There were no material changes in our risk factors from December 31, 2014, through September 30, 2015. For additional information, see our 2014 Form 10-K.

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

ITEM 6. EXHIBITS

10	Third Extension Agreement dated as of September 17, 2015, among Westar Energy, Inc. and several banks and other financial institutions or entities from time to time parties to the Agreement
31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended September 30, 2015
31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended September 30, 2015
32
Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended September 30, 2015 (furnished and not to be considered filed as part of the Form 10-Q)

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

WESTAR ENERGY, INC.

Date:	November 3, 2015	By:	/s/ Anthony D. Somma
Anthony D. Somma
Senior Vice President, Chief Financial Officer and Treasurer