Form 10-K
period 2015-12-31
WESTAR ENERGY INC /KS
filed 2016-02-24
CIK 54507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act).     Yes    X       No  ____
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes            No    X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    X       No  ____
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    X      No  ____
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act). Check one:
Large accelerated filer    X      Accelerated filer            Non-accelerated filer              Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes             No    X
The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $4,831,132,308 at June 30, 2015.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	141,622,586 shares
(Class)	(Outstanding at February 17, 2016)

DOCUMENTS INCORPORATED BY REFERENCE:

Description of the document	Part of the Form 10-K
Portions of the Westar Energy, Inc. definitive proxy statement to be used in connection with the registrant’s 2016 Annual Meeting of Shareholders	Part III (Item 10 through Item 14) (Portions of Item 10 are not incorporated by reference and are provided herein)

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
BNSF	BNSF Railway Company
Btu	British thermal units
CAA	Clean Air Act
CCB	Coal combustion byproducts
CO	Carbon monoxide
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
CPP	Clean Power Plan
CWA	Clean Water Act
CWIP	Construction work in progress
DOE	Department of Energy
DSPP	Direct Stock Purchase Plan
ECRR	Environmental Cost Recovery Rider
EPA	Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FPA	Federal Power Act
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
IM	Integrated Marketplace
JEC	Jeffrey Energy Center
KCC	Kansas Corporation Commission
KCPL	Kansas City Power & Light Company
KDHE	Kansas Department of Health and Environment
KGE	Kansas Gas and Electric Company
La Cygne	La Cygne Generating Station
LTISA Plan	Long-term incentive and share award plan
MATS	Mercury and Air Toxics Standards
MMBtu	Millions of British thermal units
Moody’s	Moody’s Investors Service
MW	Megawatt(s)
MWh	Megawatt hour(s)
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NOx	Nitrogen oxides
NRC	Nuclear Regulatory Commission
PCB	Polychlorinated biphenyl
PM	Particulate matter
PPB	Parts per billion
PRB	Powder River Basin

Prairie Wind	Prairie Wind Transmission, LLC
ROE	Return on equity
RSU	Restricted share unit
RTO	Regional transmission organization
S&P	Standard & Poor’s Ratings Services
S&P 500	Standard & Poor’s 500 Index
S&P Electric Utilities	Standard & Poor’s Electric Utility Index
SEC	Securities and Exchange Commission
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
SSCGP	Southern Star Central Gas Pipeline
TFR	Transmission formula rate
VaR	Value-at-Risk
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

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

-
other factors discussed elsewhere in this report, including in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,“ and in other reports we file from time to time with the Securities and Exchange Commission (SEC).

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

Strategy

We expect to continue operating as a vertically integrated, regulated, electric utility. Significant elements of our strategy include maintaining a flexible, clean and diverse energy supply portfolio. In doing so, we continue to expand renewable generation, build and upgrade our electrical infrastructure and develop systems and programs with regard to how our customers use energy and interact with us.

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

	Year Ended December 31,
	2015	2014	2013
Residential	31%	31%	31%
Commercial	29%	28%	28%
Industrial	16%	16%	16%
Wholesale	13%	15%	15%
Transmission	10%	9%	9%
Other	1%	1%	1%
Total	100%	100%	100%

The percentage of our retail electricity sales by customer class was as follows.

	Year Ended December 31,
	2015	2014	2013
Residential	33%	34%	34%
Commercial	39%	38%	38%
Industrial	28%	28%	28%
Total	100%	100%	100%

Generating Capability and Firm Capacity Purchases

We have 6,267 megawatts (MW) of generating capability in service. See “Item 2. Properties” for additional information about our generating units. Further, we purchase electricity pursuant to long-term contracts from renewable generation facilities with an installed design capacity of 920 MW. Our generating capability and net generation by source are summarized below.

Source	Capability (MW)	Percent of Total Capability	Net Generation (MWh)	Percent of Total Net Generation
Coal	3,213	44%	17,352,379	71%
Nuclear	551	8%	4,056,184	16%
Natural gas/diesel	2,354	33%	1,301,884	5%
Renewable	1,069	15%	2,061,255	8%
Total	7,187	100%	24,771,702	100%

We have entered into four additional wind energy agreements. One agreement is for approximately 200 MW of additional installed designed capability. In addition, we have begun constructing a wind generating facility expected to have a designed installed capability of approximately 280 MW. The last two agreements are for approximately 100 MW each with Westar holding an option for the purchase of one of the facilities. These four agreements are to provide approximately 680 MW generating capability by early 2017.

Our aggregate 2015 peak system net load of 5,167 MW occurred in July 2015. Because of the intermittent nature of wind generation, only 152 MW of net accredited generating capacity is associated with our wind generation facilities. Our net accredited generating capacity, combined with firm capacity purchases and sales and potentially interruptible load, provided a capacity margin of 20% above system peak responsibility at the time of our 2015 peak system net load, which satisfied Southwest Power Pool, Inc. (SPP) planning requirements.

Under wholesale agreements, we provide firm generating capacity to other entities as set forth below.

Utility (a)	Capacity (MW)	Expiration
Midwest Energy, Inc.	120	May 2017
Midwest Energy, Inc.	35	May 2017
Mid-Kansas Electric Company, LLC	172	January 2019
Kansas Power Pool	59	December 2022
Midwest Energy, Inc.	150	May 2025
Total	536
_______________

(a)
Under a wholesale agreement that expires in May 2039, we provide base load capacity to the city of McPherson, Kansas, and in return the city provides peaking capacity to us. During 2015, we provided approximately 89 MW to, and received approximately 148 MW from, the city. The amount of base load capacity provided to the city is based on a fixed percentage of its annual peak system load. The city is a full requirements customer of Westar Energy. The agreement for the city to provide capacity to us is treated as a capital lease.

Fossil Fuel Generation

The effectiveness of a fuel to produce heat is measured in British thermal units (Btu). The higher the Btu content of a fuel, the smaller the volume of fuel that is required to produce a given amount of electricity. We measure the quantity of heat consumed during the generation of electricity in millions of British thermal units (MMBtu).

Coal

Jeffrey Energy Center (JEC): The three coal-fired units at JEC have an aggregate capacity of 2,146 MW, of which we own or consolidate through a variable interest entity (VIE) a combined 92% share, or 1,975 MW. We have a long-term coal supply contract with Alpha Natural Resources, Inc. to supply coal to JEC from surface mines located in the Powder River Basin (PRB) in Wyoming. The contract contains a schedule of minimum annual MMBtu quantities. All of the coal used at JEC is purchased under this contract, which expires December 31, 2020. The contract provides for price escalation based on certain costs of production. The price for quantities purchased in excess of the scheduled annual minimum is subject to renegotiation every five years to provide an adjusted price for the ensuing five years that reflects the market prices at the time of renegotiation. The most recent price adjustment was effective January 1, 2013.

The BNSF Railway Company (BNSF) and Union Pacific Railroad Company transport coal to JEC under a long-term rail transportation contract. The contract term continues through December 31, 2020, at which time we plan to enter into a new contract. The contract price is subject to price escalation based on certain costs incurred by the railroads.

The average delivered cost of coal consumed at JEC during 2015 was approximately $1.74 per MMBtu, or $29.01 per ton.

La Cygne Generating Station (La Cygne): The two coal-fired units at La Cygne have an aggregate generating capacity of 1,398 MW. Our share of the units is 50%, or 699 MW, of which we either own directly or consolidate through a VIE. La Cygne uses primarily PRB coal but one of the two units also uses a small portion of locally-mined coal. The operator of La Cygne, Kansas City Power & Light Company (KCPL), arranges coal purchases and transportation services for La Cygne. Approximately 95%, 90% and 35% of La Cygne’s PRB coal requirements are under contract for 2016, 2017 and 2018, respectively. About 90%, 85% and 100% of those commitments under contract are fixed price for 2016, 2017 and 2018, respectively. As the PRB coal contracts expire, we anticipate that KCPL will negotiate new supply contracts or purchase coal on the spot market.

All of the La Cygne PRB coal is transported under KCPL’s rail transportation agreements with BNSF through 2018 and Kansas City Southern Railroad through 2020. During 2015, our share of average delivered cost of coal consumed at La Cygne was approximately $1.88 per MMBtu, or $32.64 per ton.

Lawrence and Tecumseh Energy Centers: Lawrence and Tecumseh Energy Centers have an aggregate generating capacity of 539 MW. We purchase PRB coal for these energy centers under a contract with Arch Coal, Inc. that provides for 100% of the coal requirements for these facilities through 2017. BNSF transports coal for these energy centers under a contract that expires in December 2020.

During 2015, the average delivered cost of coal consumed in the Lawrence units was approximately $1.75 per MMBtu, or $31.30 per ton. The average delivered cost of coal consumed in the Tecumseh units was approximately $1.76 per MMBtu, or $31.46 per ton.

Natural Gas

We use natural gas as a primary fuel at our Gordon Evans, Murray Gill, Hutchinson, Spring Creek and Emporia Energy Centers and at the State Line facility. We can also use natural gas as a supplemental fuel in the coal-fired units at Lawrence and Tecumseh Energy Centers. During 2015, we consumed 13.4 million MMBtu of natural gas for a total cost of $48.9 million, or approximately $3.64 per MMBtu. Natural gas accounted for approximately 5% of the total MMBtu of fuel we consumed and approximately 11% of our total fuel expense in 2015. From time to time, we may enter into contracts, including the use of derivatives, in an effort to manage the cost of natural gas. For additional information about our exposure to commodity price risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

We maintain a natural gas transportation arrangement for Hutchinson Energy Center with Kansas Gas Service. The agreement has historically expired on April 30 of each year and is renegotiated for an additional one year term. We meet a portion of our natural gas transportation requirements for Gordon Evans, Murray Gill, Lawrence, Tecumseh and Emporia Energy Centers through firm natural gas transportation capacity agreements with Southern Star Central Gas Pipeline (SSCGP). We meet all of the natural gas transportation requirements for the State Line facility through a firm transportation agreement with SSCGP. The firm transportation agreement that serves Gordon Evans and Murray Gill Energy Centers expires in April 2020, and the agreement for Lawrence and Tecumseh Energy Centers expires in April 2030. The agreement for the State Line facility extends through October 2022, while the agreement for Emporia Energy Center is in place until December 2028, and is renewable for five-year terms thereafter. We meet all of the natural gas transportation requirements for Spring Creek Energy Center through an interruptible month-to-month transportation agreement with ONEOK Gas Transportation, LLC.

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

Nuclear Generation

General

Wolf Creek is a 1,171 MW nuclear power plant located near Burlington, Kansas. KGE owns a 47% interest in Wolf Creek, or 551 MW. Wolf Creek’s operating license, issued by the NRC, is effective until 2045. Wolf Creek Nuclear Operating Corporation, an operating company owned by each of the plant’s owners in proportion to their ownership share of the plant, operates the plant. The plant’s owners pay operating costs proportionate to their respective ownership share.

Fuel Supply

Wolf Creek has on hand or under contract all of the uranium and conversion services needed to operate through March 2018 and approximately 37% of the uranium and conversion services needed after that date through September 2022. The owners also have under contract all of the uranium enrichment and fabrication services required to operate Wolf Creek through March 2027 and September 2025, respectively. All such agreements have been entered into in the ordinary course of business.

Operations and Regulation

Plant performance, including extended or unscheduled shutdowns of Wolf Creek, could cause us to purchase replacement power, rely more heavily on our other generating units and/or reduce amounts of power available for us to sell in the wholesale market. Plant performance also affects the degree of regulatory oversight and related costs.

Wolf Creek normally operates on an 18-month planned refueling and maintenance outage schedule. As authorized by our regulators, incremental maintenance costs of planned refueling and maintenance outages are deferred and amortized ratably over the period between planned refueling and maintenance outages. In early 2015, Wolf Creek underwent a planned refueling and maintenance outage. Our share of the outage costs were approximately $31.9 million. The next refueling and maintenance outage is planned for the fall of 2016.

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

See Note 13 of the Notes to Consolidated Financial Statements, “Commitments and Contingencies,” for additional information regarding our nuclear operations.

Wind Generation

Wind is our primary source of renewable energy. As of December 31, 2015, we owned approximately 149 MW of designed installed wind capability and had under contract the purchase of wind energy produced from approximately 1,314 MW of designed installed wind capability. Of the 1,314 MW under contract, 914 MW are currently in operation and approximately 400 MW are associated with agreements that are scheduled to deliver power beginning in early 2017. We have begun constructing a wind generating facility that is expected to have a designed installed capability of approximately 280 MW and is scheduled to begin delivering power in early 2017.

Other Fuel Matters

The table below provides our weighted average cost of fuel, including transportation costs.

	2015	2014	2013
Per MMBtu:
Nuclear	$0.66	$0.66	$0.75
Coal	1.77	1.80	1.82
Natural gas	3.64	5.71	4.41
Diesel	15.55	21.31	22.89
All generating stations	1.74	1.90	1.91

Per MWh Generation:
Nuclear	$6.72	$6.79	$7.86
Coal	19.78	20.04	20.26
Natural gas/diesel	37.16	62.84	46.38
All generating stations	18.44	20.27	20.45
Our wind production has no associated fuel costs and is, therefore, not included in the table above.
Purchased Power

In addition to generating electricity, we also purchase power.  Factors that cause us to purchase power include contractual arrangements, planned and unscheduled outages at our generating plants, favorable wholesale energy prices compared to our costs of production, weather conditions and other factors. In 2015, purchased power comprised approximately 28% of our total fuel and purchased power expense. Our weighted average cost of purchased power per Megawatt hour (MWh) was $27.28 in 2015, $37.26 in 2014 and $33.63 in 2013.

Transmission

Regional Transmission Organization

The Federal Energy Regulatory Commission (FERC) requires owners of regulated transmission assets to allow third parties nondiscriminatory access to their transmission systems. We are a member of the SPP RTO and transferred the functional control of our transmission system, including the approval of transmission service, to the SPP. The SPP coordinates the operation of our transmission system within an interconnected transmission system that covers all or portions of 14 states. The SPP collects revenues for the use of each transmission owner’s transmission system. Transmission customers transmit power purchased and generated for sale or bought for resale in the wholesale market throughout the entire SPP system. Transmission capacity is sold on a first come/first served non-discriminatory basis. All transmission customers are charged rates applicable to the transmission system in the zone where energy is delivered, including transmission customers that may sell power inside our certificated service territory. The SPP then distributes as revenue to transmission owners the amounts it collects from transmission users less an amount it retains to cover administrative expenses.

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

In 2011, the FERC issued Order No. 1000, which revised the FERC’s existing regulations governing the process for planning enhancements and expansions of the electric transmission grid, along with the corresponding process for allocating the costs of such expansions. Among other things, Order No. 1000 sets forth a framework pursuant to which certain transmission projects that are approved by the RTOs become subject to a competitive bidding process whereby qualified entities can build and own the transmission facilities, even if the entities are not located in the service territory covered by the transmission facilities. This process is complicated, and is governed by Order No. 1000 and the tariff each RTO has with the FERC. In addition, notwithstanding the competitive processes created by Order No. 1000, incumbent utilities maintain a right of first refusal for certain transmission projects, depending on, among other things, the date by which the projects must be completed, the size of the projects and whether the incumbent utilities have pre-existing facilities that are being impacted by the projects.

We are actively participating in transmission planning activities and implementation of Order No. 1000 in the SPP and the Midcontinent Independent System Operator, Inc. We believe we have opportunities to develop transmission infrastructure, including projects pursuant to which we, as the incumbent, have a right of first refusal and those projects that are subject to the Order No. 1000 competitive processes. However, due in part to the long-term nature of transmission planning activities, the uncertainty surrounding the implementation of the Clean Power Plan (CPP) and its impact on the region’s generating fleet and the infancy of implementation of Order No. 1000, we are unable to predict the impact of Order No. 1000. Accordingly, in our forecasted capital expenditure table, there are no dollars of investment associated with Order No. 1000 projects.

Regulation and Our Prices

Kansas law gives the Kansas Corporation Commission (KCC) general regulatory authority over our retail prices, extensions and abandonments of service and facilities, the classification of accounts, the issuance of some securities and various other matters. We are also subject to the jurisdiction of FERC, which has authority over wholesale electricity sales, including prices, the transmission of electric power and the issuance of some securities. We are subject to the jurisdiction of the NRC for nuclear plant operations and safety. Regulatory authorities have established various methods permitting adjustments to our prices for the recovery of costs. For portions of our cost of service, regulators allow us to adjust our prices periodically through the application of a formula that tracks changes in our costs, which reduces the time between making expenditures or investments and reflecting them in the prices we charge customers. However, for the remaining portions of our cost of service, we must file a general rate review, which lengthens the period of time between when we make and recover expenditures and a return on our investments. See Note 3 of the Notes to Consolidated Financial Statements, “Rate Matters and Regulation,” for information regarding our rate proceedings with the KCC and FERC.

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

Historically, we were permitted to recover certain of the costs associated with environmental projects through an environmental cost recovery rider, which, in general, allowed us to annually file with the KCC to adjust our prices for qualifying environmental improvements. In connection with the 2015 state general rate review, we agreed to no longer make annual filings with the KCC to adjust our prices to include costs associated with investments in air quality control equipment made during the prior year. The existing balance of costs associated with these investments were rolled into base prices. In the future, we will need to seek approval from the KCC for individual projects.

See “Item 1A. Risk Factors” and Notes 3 and 13 of the Notes to Consolidated Financial Statements, “Rate Matters and Regulation - KCC Proceedings - Environmental Costs” and “Commitments and Contingencies - Environmental Matters,” respectively, for more information regarding environmental trends, risks and laws and regulations.

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

Information Technology

We rely upon information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including the generation, transmission and distribution of electricity, supply chain functions and the invoicing and collection of payments from our customers. These networks and systems are in some cases owned or managed by third-party service providers. Cybersecurity breaches, criminal activity, terrorist attacks and other disruptions to our information technology infrastructure, including infrastructure owned by third-parties we utilize, could interfere with our operations, could expose us or our customers or employees to a risk of loss and could expose us to liability or regulatory penalties or cause us reputational damage or other harm to our business. We have taken measures to secure our network and systems, but such measures may not be sufficient, especially due to the increasing sophistication of cyberattacks. See “Item 1A. Risk Factors” for additional information.

SEASONALITY

Our electricity sales and revenues are seasonal, with the third quarter typically accounting for the greatest of each. Our electricity sales are impacted by weather conditions, the economy of our service territory and other factors affecting customers’ demand for electricity.

EMPLOYEES

As of February 17, 2016, we had 2,330 employees, 1,235 of which were covered by a contract with Locals 304 and 1523 of the International Brotherhood of Electrical Workers that extends through June 30, 2017.

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

EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Present Office	Other Offices or Positions Held During the Past Five Years

Mark A. Ruelle	54	Director, President and Chief Executive Officer (since August 2011)	Westar Energy, Inc. Director, President and Chief Financial Officer (May 2011 to July 2011) Executive Vice President and Chief Financial Officer (January 2003 to April 2011)
Bruce A. Akin	51	Senior Vice President, Power Delivery (since January 2015)	Westar Energy, Inc. Vice President, Power Delivery (February 2012 to December 2014) Vice President, Operations Strategy and Support (July 2007 to February 2012)
Jerl L. Banning	55	Senior Vice President, Operations Support and Administration (since January 2015)	Westar Energy, Inc. Vice President, Human Resources and IT (January 2014 to December 2014) Vice President, Human Resources (February 2010 to December 2013)
John T. Bridson	46	Senior Vice President, Generation and Marketing (since January 2015)	Westar Energy, Inc. Vice President, Generation (February 2011 to December 2014) Executive Director, Generation (May 2010 to February 2011)
Gregory A. Greenwood	50	Senior Vice President, Strategy (since August 2011)	Westar Energy, Inc. Vice President, Major Construction Projects (December 2009 to July 2011)
Anthony D. Somma	52	Senior Vice President, Chief Financial Officer and Treasurer (since August 2011)	Westar Energy, Inc. Vice President, Treasurer (February 2009 to July 2011)
Larry D. Irick	59	Vice President, General Counsel and Corporate Secretary (since February 2003)
Kevin L. Kongs	53	Vice President, Controller (since November 2013)	Westar Energy, Inc. Assistant Controller (October 2006 to November 2013)

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

We must obtain from state and federal regulators the authority to establish terms and prices for our services. The KCC and, for most of our wholesale customers, FERC, use a cost-of-service approach that takes into account operating expenses, fixed obligations and recovery of and return on capital investments. Using this approach, the KCC and FERC set prices at levels calculated to recover such costs and a permitted return on investment. Except for wholesale transactions for which the price is not so regulated, and except to the extent the KCC and FERC permit us to modify our prices through the application of a formula that tracks changes in certain of our costs, our prices generally remain fixed until changed following a rate review. Further, the adjustments may be modified, limited or eliminated by regulatory or legislative actions. We may apply to change our prices or intervening parties may request that our prices be reviewed for possible adjustment.

Rate proceedings through which our prices and terms of service are determined typically involve numerous parties including electricity consumers, consumer advocates and governmental entities, some of whom take positions adverse to us. In addition, regulators’ decisions may be appealed to the courts by us or other parties to the proceedings. These factors may lead to uncertainty and delays in obtaining or implementing changes to our prices or terms of service. There can be no assurance that our regulators will find all of our costs to have been prudently incurred. A finding that costs have been imprudently incurred can lead to disallowance of recovery for those costs. Further, the prices approved by the applicable regulatory body may not be sufficient for us to recover our costs and to provide for an adequate return on and of capital investments.

We cannot predict the outcome of any rate review or the actions of our regulators. The outcome of rate proceedings, or delays in implementing price changes to reflect changes in our costs, could have a material effect on our consolidated financial results.

Our costs of compliance with environmental laws and regulations, including those relating to GHG emissions, are significant, and the future costs of compliance with environmental laws and regulations could adversely impact our operations and consolidated financial results.

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

Costs of compliance with environmental laws and regulations or fines or penalties resulting from non-compliance, if not recovered in our prices, could adversely impact our operations and/or consolidated financial results, especially if emission and/or discharge limits are tightened, more extensive permitting requirements are imposed, additional substances become regulated or the number and types of assets we operate increases. We cannot estimate our compliance costs or any possible fines or penalties with certainty, or the degree to which such costs might be recovered in our prices, due to our inability to predict the requirements and timing of implementation of environmental rules or regulations. See “Item 1. Business - Environmental Matters,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Executive Summary-Current Trends and Uncertainties-Environmental Regulation” and Notes 3 and 13 of the Notes to Consolidated Financial Statements, “Rate Matters and Regulation - KCC Proceedings - Environmental Costs” and “Commitments and Contingencies - Environmental Matters,” respectively, for additional information.

In addition, we combust large amounts of fossil fuels as we produce electricity. This results in significant emissions of carbon dioxide (CO2) and other GHGs through the operation of our power plants. Federal legislation regulates the emission of GHGs and numerous states and regions have adopted programs to stabilize or reduce GHG emissions. The Environmental Protection Agency (EPA) regulates GHGs under the Clean Air Act. In October 2015, the EPA published a rule establishing new source performance standards that limit CO2 emissions for new, modified and reconstructed coal and natural gas fueled electric generating units to various levels per MWh depending on various characteristics of the units. In October 2015, the EPA also published a rule establishing guidelines for states to regulate CO2 emissions from existing power plants. The standards for existing plants are known as the CPP. Under the CPP, interim emissions performance rates must be achieved beginning in 2022 and final emissions performance rates must be achieved by 2030. Legal challenges to the CPP were filed by groups of states and industry members, and in February 2016 the U.S. Supreme Court temporarily stayed implementation of the CPP. See Note 13 of the Notes to Consolidated Financial Statements, “Commitments and Contingencies-Environmental Matters” for additional information. We believe these rules, if implemented, could have a material impact on our operations, future generation plants and/or results of operations.

Further, in the course of operating our coal generation plants, we produce CCBs, including fly ash, gypsum and bottom ash, which we must handle, recycle, process or dispose of. We historically have recycled some of our ash production, principally by selling to the aggregate industry. The EPA published a rule to regulate CCBs in April 2015, which will require additional CCB handling, processing and storage equipment and potential closure of certain ash disposal areas. See Note 13 of the Notes to Consolidated Financial Statements, “Commitments and Contingencies-Environmental Matters” for additional information. The impact of this rule on our operations and consolidated financial results could be material.

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

Adverse economic conditions could adversely impact our operations and consolidated financial results.

Our operations are impacted by economic conditions. Adverse economic conditions, including a prolonged recession or capital market disruptions, may:

•	reduce demand for our service;

•	increase delinquencies or non-payment by customers;

•	adversely impact the financial condition of suppliers, which may in turn limit our access to inventory, including coal and natural gas, or capital equipment or increase our costs; and

•	increase deductibles and premiums and result in more restrictive policy terms under insurance policies regarding risks we typically insure against, or make insurance claims more difficult to collect.

A number of commercial and industrial customers have geographically dispersed facilities, and localized factors, including economic conditions, governmental or other incentives and other factors that influence customer operating or capital expenses, which may cause these customers to curtail or eliminate operations at facilities in our service territory and move them to other facilities with competitive advantages. In addition, unexpectedly strong economic conditions can result in increased costs and shortages. Any of the aforementioned events, and others we may not be able to identify, could have an adverse impact on our consolidated financial results.

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

We attempt to forecast demand to determine the timing and adequacy of our energy and energy delivery resources. Long-term forecasts involve risks because they rely on assumptions we make concerning uncertain factors including weather, technological change, environmental and other regulatory requirements, economic conditions, social pressures and the responsiveness of customers’ electricity demand to conservation measures and prices. Both actual future demand and our ability to satisfy such demand depend on these and other factors and may vary materially from our forecasts. If our actual experience varies significantly from our forecasts, our consolidated financial results may be adversely impacted.

Our planned capital investment for the next few years is large in relation to our size, subjecting us to significant risks.

Our anticipated capital expenditures for 2016 through 2018 are approximately $2.7 billion. In addition to risks discussed above associated with recovering capital investments through our prices, and risks associated with our reliance on the capital markets and short-term credit to fund those investments, our capital expenditure program poses risks, including, but not necessarily limited to:

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

Our ability to fund our capital expenditures and meet our working capital and liquidity needs may be limited by conditions in the bank and capital markets, by our credit ratings or the market price of Westar Energy’s common stock. Further, capital market conditions can cause fluctuations in the values of assets set aside for employee benefit obligations and the Wolf Creek nuclear decommissioning trust (NDT) and may increase our funding requirements related to these obligations.

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

Physical and cybersecurity breaches, criminal activity, terrorist attacks and other disruptions to our facilities or our information technology infrastructure could interfere with our operations, expose us or our customers or employees to a risk of loss and expose us to liability or regulatory penalties or cause reputational damage and other harm to our business.

We rely upon information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including the generation, transmission and distribution of electricity, supply chain functions, and the invoicing and collection of payments from our customers. We also use information technology networks and systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with financial reporting, legal and tax requirements. These networks and systems are in some cases owned or managed by third-party service providers. In the ordinary course of business, we collect, store and transmit sensitive data including operating information, proprietary business information belonging to us and third parties and personal information belonging to our customers and employees.

Our information technology networks and infrastructure, as well as the networks and infrastructure belonging to third-party service providers that we utilize, may be vulnerable to damage, disruptions or shutdowns due to attacks or breaches by hackers or other unauthorized third parties; error or malfeasance by one or more of our or our service providers’ employees; software or hardware upgrades; additions or replacements; malicious software code; telecommunication failures; natural disasters or other catastrophic events. The occurrence of any of these events could, among other things, impact the reliability or safety of our generation, transmission and distribution systems; result in the erasure of data or render our equipment unusable; impact our ability to conduct business in the ordinary course; expose us and our customers, employees and vendors to a risk of loss or misuse of information; and result in legal claims or proceedings, liability or regulatory penalties against us, damage our reputation or otherwise harm our business. We can provide no assurance that we will identify and remedy all security or system vulnerabilities or that unauthorized access or error will be identified and remedied.

Additionally, we cannot predict the impact that any future information technology or terrorist attack may have on the energy industry in general. Our facilities could be direct targets or indirect casualties of such attacks. The effects of such attacks could include disruption to our generation, transmission and distribution systems or to the electrical grid in general, and could increase the cost of insurance coverage or result in a decline in the U.S. economy. Any of the foregoing could adversely impact our operations or financial results

Equipment failures and other events beyond our control may cause extended or unplanned plant outages, which may adversely impact our consolidated financial results.

The generation, distribution and transmission of electricity require the use of expensive and complicated equipment, much of which is aged, and all of which requires significant ongoing maintenance. Our power plants and equipment are subject to extended outages because of equipment failure, weather, transmission system disruption, operator error, contractor or subcontractor failure and other factors. In such events, we must either produce replacement power from our other plants, which may be less efficient or more expensive to operate, purchase power from others at unpredictable and potentially higher costs in order to meet our sales obligations, or suffer outages. Such events could also limit our ability to make sales to customers. Therefore, the occurrence of extended or unplanned outages could adversely affect our consolidated financial results.

Our regulated business model may be threatened by technological advancements that could adversely affect our financial condition and results of operations.

Significant technological advancements are taking place in the electric industry, including advancements related to self-generation and distributed energy technologies such as fuel cells, micro turbines, wind turbines and solar cells, as well as related to the storage of energy produced by these systems. Adoption of these technologies may increase because of advancements or government subsidies reducing the cost of generating or storing electricity through these technologies to a level that is competitive with our current methods of generating electricity. There is also a perception that generating or storing electricity through these technologies is more environmentally friendly than generating electricity with fossil fuels. Increased adoption of these technologies could reduce electricity demand and the pool of customers from whom fixed costs are recovered, resulting in under recovery of our fixed costs. Increased self-generation and the related use of net energy metering, which allows self-generating customers to receive bill credits for surplus power, could put upward price pressure on our remaining customers. If we were unable to adjust our prices to reflect reduced electricity demand and increased self-generation and net energy metering, our financial condition and results of operations could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

						Unit Capability (MW) By Owner (a)
Name	Location	Unit No.		Year Installed	Principal Fuel	Westar Energy	KGE	Total Company Generation	Renewable Purchased Power	Total Generation and Renewable Purchased Power
Renewable Generation:
Central Plains	Wichita County, Kansas		(a)	2009	Wind	99	—	99	—	99
Flat Ridge	Barber County, Kansas		(a)	2009	Wind	50	—	50	50	100
Cedar Bluff	Ness & Trego Counties, Kansas		(a)	2015	Wind	—	—	—	199	199
Ironwood	Ford County, Kansas		(a)	2012	Wind	—	—	—	168	168
Kay Wind	Kay County, Kansas		(a)	2015	Wind	—	—	—	200	200
Meridian Way	Cloud County, Kansas		(a)	2008	Wind	—	—	—	96	96
Post Rock	Ellsworth & Lincoln Counties, Kansas		(a)	2012	Wind	—	—	—	201	201
Rolling Meadows	Shawnee County, Kansas			2010	Landfill Gas	—	—	—	6	6
Nuclear:
Wolf Creek Generating Station (47%):	Burlington, Kansas	1	(b)	1985	Uranium	—	551	551	—	551
Coal:
Jeffrey Energy Center (92%):	St. Marys, Kansas
Steam Turbines		1	(b)	1978	Coal	524	146	670	—	670
		2	(b)	1980	Coal	509	142	651	—	651
		3	(b)	1983	Coal	512	142	654	—	654
La Cygne Station (50%):	La Cygne, Kansas
Steam Turbines		1	(b)	1973	Coal	—	368	368	—	368
		2	(c)	1977	Coal	—	331	331	—	331
Lawrence Energy Center:	Lawrence, Kansas
Steam Turbines		4		1960	Coal	104	—	104	—	104
		5		1971	Coal	370	—	370	—	370
Tecumseh Energy Center:	Tecumseh, Kansas
Steam Turbines		7		1957	Coal	65	—	65	—	65
Gas and Diesel:
Emporia Energy Center:	Emporia, Kansas
Combustion Turbines		1		2008	Gas	45	—	45	—	45
		2		2008	Gas	44	—	44	—	44
		3		2008	Gas	43	—	43	—	43
		4		2008	Gas	44	—	44	—	44
		5		2008	Gas	158	—	158	—	158
		6		2009	Gas	155	—	155	—	155
		7		2009	Gas	156	—	156	—	156
Gordon Evans Energy Center:	Colwich, Kansas
Steam Turbines		1		1961	Gas	—	153	153	—	153
		2		1967	Gas	—	370	370	—	370
Combustion Turbines		1		2000	Gas	73	—	73	—	73
		2		2000	Gas	71	—	71	—	71
		3		2001	Gas	148	—	148	—	148
Hutchinson Energy Center:	Hutchinson, Kansas
Combustion Turbines		1		1974	Gas	56	—	56	—	56
		2		1974	Gas	52	—	52	—	52
		3		1974	Gas	57	—	57	—	57
		4		1975	Diesel	70	—	70	—	70
Murray Gill Energy Center:	Wichita, Kansas
Steam Turbines		3		1956	Gas	—	104	104	—	104
		4		1959	Gas	—	86	86	—	86
Spring Creek Energy Center:	Edmond, Oklahoma
Combustion Turbines		1		2001	Gas	69	—	69	—	69
		2		2001	Gas	69	—	69	—	69
		3		2001	Gas	67	—	67	—	67
		4		2001	Gas	68	—	68	—	68
State Line (40%):	Joplin, Missouri
Combined Cycle		2-1	(b)	2001	Gas	62	—	62	—	62
		2-2	(b)	2001	Gas	64	—	64	—	64
		2-3	(b)	2001	Gas	70	—	70	—	70
Total						3,874	2,393	6,267	920	7,187

(a) Capability (except for wind generating facilities) represents accredited net generating capacity approved by the SPP. Capability for our wind generating facilities represents the installed design capacity. Due to the intermittent nature of wind generation, these facilities are associated with a total of 152 MW of accredited generating capacity.

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

We own and have in service approximately 6,400 miles of transmission lines, approximately 24,000 miles of overhead distribution lines and approximately 4,900 miles of underground distribution lines.

Substantially all of our utility properties are encumbered by first priority mortgages pursuant to which bonds have been issued and are outstanding.

In 2015, Westar retired three older, smaller generating units at Lawrence Energy Center, Tecumseh Energy Center, and Hutchinson Energy Center with a combined capability of 354 MW.

ITEM 3. LEGAL PROCEEDINGS

Information on legal proceedings is set forth in Notes 3, 13 and 15 of the Notes to Consolidated Financial Statements, “Rate Matters and Regulation,” “Commitments and Contingencies” and “Legal Proceedings,” respectively, which are incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK TRADING

Westar Energy’s common stock is listed on the New York Stock Exchange and traded under the ticker symbol WR. As of February 17, 2016, Westar Energy had 17,670 common shareholders of record. For information regarding quarterly common stock price ranges for 2015 and 2014, see Note 19 of the Notes to Consolidated Financial Statements, “Quarterly Results (Unaudited).”

STOCK PERFORMANCE GRAPH

The following graph compares the performance of Westar Energy’s common stock during the period that began on December 31, 2010, and ended on December 31, 2015, to the performance of the Standard & Poor’s 500 Index (S&P 500) and the Standard & Poor’s Electric Utility Index (S&P Electric Utilities). The graph assumes a $100 investment in Westar Energy’s common stock and in each of the indices at the beginning of the period and a reinvestment of dividends paid on such investments throughout the period.

	Dec 2010	Dec 2011	Dec 2012	Dec 2013	Dec 2014	Dec 2015
Westar Energy, Inc.	$100	$120	$125	$147	$196	$209
S&P© 500	$100	$102	$118	$157	$178	$181
S&P© Electric Utilities	$100	$120	$121	$138	$177	$169

DIVIDENDS

Holders of Westar Energy’s common stock are entitled to dividends when and as declared by Westar Energy’s board of directors.

Quarterly dividends on common stock have historically been paid on or about the first business day of January, April, July and October to shareholders of record as of or about the ninth day of the preceding month. Westar Energy’s board of directors reviews the common stock dividend policy from time to time. Among the factors the board of directors considers in determining Westar Energy’s dividend policy are earnings, cash flows, capitalization ratios, regulation, competition and financial loan covenants. In 2015, Westar Energy’s board of directors declared four quarterly dividends of $0.36 per share, reflecting an annual dividend of $1.44 per share, compared to four quarterly dividends of $0.35 per share in 2014, reflecting an annual dividend of $1.40 per share. On February 24, 2016, Westar Energy’s board of directors declared a quarterly dividend of $0.38 per share payable to shareholders on April 1, 2016. The indicated annual dividend rate is $1.52 per share.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In Thousands)
Income Statement Data:
Total revenues	$2,459,164	$2,601,703	$2,370,654	$2,261,470	$2,170,991
Net income	301,796	322,325	300,863	282,462	236,180
Net income attributable to Westar Energy, Inc.	291,929	313,259	292,520	273,530	229,269

	As of December 31,
	2015	2014	2013	2012	2011
	(In Thousands)
Balance Sheet Data:
Total assets	$10,705,666	$10,288,906	$9,597,138	$9,265,231	$8,682,851
Long-term obligations (a)	3,379,219	3,433,320	3,495,292	3,124,831	2,818,030

	Year Ended December 31,
	2015	2014	2013	2012	2011
Common Stock Data:
Basic earnings per share available for common stock	$2.11	$2.40	$2.29	$2.15	$1.95
Diluted earnings per share available for common stock	2.09	2.35	2.27	2.15	1.93
Dividends declared per share	1.44	1.40	1.36	1.32	1.28
Book value per share	25.87	25.02	23.88	22.89	22.03

Average equivalent common shares outstanding (in thousands) (b) (c) (d)	137,958	130,015	127,463	126,712	116,891
 _______________

(a)
Includes long-term debt, net, current maturities of long-term debt, capital leases, long-term debt of VIEs, net and current maturities of long-term debt of VIEs. See Note 17 of the Notes to Consolidated Financial Statements, “Variable Interest Entities,” for additional information regarding VIEs.

(b)	In 2011, Westar Energy issued and sold approximately 13.6 million shares of common stock realizing proceeds of $294.9 million.

(c)	In 2014, Westar Energy issued and sold approximately 3.4 million shares of common stock realizing proceeds of $87.7 million.

(d)	In 2015, Westar Energy issued and sold approximately 9.7 million shares of common stock realizing proceeds of $258.0 million.

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

EXECUTIVE SUMMARY

Description of Business

We are the largest electric utility in Kansas. We produce, transmit and sell electricity at retail to approximately 700,000 customers in Kansas under the regulation of the KCC. We also supply electric energy at wholesale to municipalities and electric cooperatives in Kansas under the regulation of FERC. We have contracts for the sale or purchase of wholesale electricity with other utilities.

Earnings Per Share

Following is a summary of our net income and basic earnings per share (EPS) for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014	Change
	(Dollars In Thousands, Except Per Share Amounts)
Net income attributable to Westar Energy, Inc.	$291,929	$313,259	$(21,330)
Earnings per common share, basic	2.11	2.40	(0.29)

Net income attributed to common stock and basic EPS for the year ended December 31, 2015, decreased due primarily to a reduction in equity allowance for funds used during construction (AFUDC), a reduction in transmission revenues for our estimated refund obligation associated with a FERC proceeding and lower retail sales. See Note 3 of the Notes to Consolidated Financial Statements, “Rate Matters and Regulation - FERC Proceedings,” for a discussion of the FERC proceeding. Also, energy marketing margins were lower in 2015 than in 2014 due to greater volatility in 2014 of wholesale power prices. Partially offsetting these reductions was a decrease in operations and maintenance expense. EPS was further reduced in 2015 by approximately $0.13 due to the issuance of common stock from our forward sales transactions. See the discussion under “—Operating Results” below for additional information.

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

Strategy

We expect to continue operating as a vertically integrated, regulated, electric utility. Significant elements of our strategy include maintaining a flexible, clean and diverse energy supply portfolio. In doing so, we continue to expand renewable generation, build and upgrade our electrical infrastructure and develop systems and programs with regard to how our customers use energy and interact with us.

Retirement of Generating Units

In 2015, we retired three older, smaller generating units at Lawrence Energy Center, Tecumseh Energy Center and Hutchinson Energy Center with a combined capability of 354 megawatts.

Current Trends and Uncertainties

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

•
various proposed and expected regulations governing air emissions including those relating to National Ambient Air Quality Standards (particularly those relating to particulate matter, nitrogen oxide, ozone, CO and sulfur dioxide) and the Cross-State Air Pollution;

•	the definition of Waters of the United States for purposes of the Clean Water Act; and,

•	the regulation of CCB.

See Note 13 of the Notes to Consolidated Financial Statements, “Commitments and Contingencies—Environmental Matters,” for a discussion of environmental costs, laws, regulations and other contingencies.

Allowance for Funds Used During Construction

AFUDC represents the allowed cost of capital used to finance utility construction activity. We compute AFUDC by applying a composite rate to qualified construction work in progress (CWIP). We credit other income (for equity funds) and interest expense (for borrowed funds) for the amount of AFUDC capitalized as construction cost on the accompanying consolidated statements of income as follows:

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Borrowed funds	$3,505	$12,044	$11,706
Equity funds	2,075	17,029	14,143
Total	$5,580	$29,073	$25,849
Average AFUDC Rates	2.7%	6.7%	4.8%

We expect AFUDC for both borrowed funds and equity funds to fluctuate over the next several years as major projects within our capital expenditure program are being completed.

Interest Expense

We expect interest expense to increase over the next several years as we issue new debt securities to fund our capital expenditure program. We continue to believe this increase will be reflected in the prices we are permitted to charge customers, as cost of capital will be a component of future rate proceedings and is also recognized in some of the other rate adjustments we are permitted to make. In addition, short-term interest rates are extremely low by historical standards. We cannot predict to what extent these conditions will continue. See Note 9 of the Notes to Consolidated Financial Statements, “Long-Term Debt” for additional information regarding the issuance of long-term debt.

Outstanding Shares of Common Stock

We do not expect to issue additional shares of Westar Energy common stock in 2016, other than modest amounts under our dividend reinvestment plan and for the vesting of restricted share unit (RSU) awards. The shares previously priced through forward sales agreements were issued in 2015. See Note 16 of the Notes to Consolidated Financial Statements, “Common Stock,” for additional information regarding our share issuances.

Customer Growth and Usage

Residential customer additions have moderated since the 2008 recession and residential electricity demand has stabilized and is growing modestly. Overall retail sales have grown as well, and are approaching pre-recession levels. We believe that our overall retail sales growth will be modest driven by industrial demand and stable residential and commercial growth. In addition, with the numerous energy efficiency policy initiatives promulgated through federal, state and local governments, as well as industry initiatives, environmental regulations and the need to strengthen and modernize the grid, which will increase price pressure, we believe customers will continue to adopt more energy efficiency and conservation measures, which will slow or possibly suppress the growth of demand for electricity.

2016 Outlook

In 2016, we expect to maintain our current business strategy and regulatory approach. Assuming normal weather, we expect 2016 retail electricity sales to be in line with our projected retail customer growth of about 0.5%.

Absent increases in SPP transmission expense and property tax expense, which are increasing at a much higher rate than inflation and are offset with higher revenues pursuant to our regulatory mechanisms, we anticipate operating and maintenance and selling, general and administrative expenses to be relatively flat in 2016 as compared to 2015. To help fund our capital spending as provided under “—Future Cash Requirements” below, in 2016 we may issue long-term debt, and utilize short-term borrowings by issuing commercial paper until permanent financing is in place.

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

As of December 31, 2015, we had recorded regulatory assets currently subject to recovery in future prices of approximately $860.9 million and regulatory liabilities of $292.8 million, as discussed in greater detail in Note 3 of the Notes to Consolidated Financial Statements, “Rate Matters and Regulation.”

Pension and Post-retirement Benefit Plans Actuarial Assumptions

We and Wolf Creek calculate our pension benefit and post-retirement medical benefit obligations and related costs using actuarial concepts within the guidance provided by GAAP.

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

The following table shows the impact of a 0.5% change in our pension plan discount rate, salary scale and rate of return on plan assets.

Actuarial Assumption	Change in Assumption	Change in Projected Benefit Obligation (a)	Annual Change in Projected Pension Costs (a)
		(Dollars In Thousands)
Discount rate	0.5% decrease	$87,042	$8,008
	0.5% increase	(77,767)	(7,254)

Compensation	0.5% decrease	(17,147)	(3,319)
	0.5% increase	18,219	3,551

Rate of return on plan assets	0.5% decrease	—	3,930
	0.5% increase	—	(3,930)
_______________

(a)	Increases or decreases due to changes in actuarial assumptions result primarily in changes to regulatory assets and liabilities.

The following table shows the impact of a 0.5% change in the discount rate and rate of return on plan assets and a 1% change in the annual medical trend on our post-retirement benefit plans.

Actuarial Assumption	Change in Assumption	Change in Projected Benefit Obligation (a)	Annual Change in Projected Post-retirement Costs (a)
		(Dollars In Thousands)
Discount rate	0.5% decrease	$7,587	$374
	0.5% increase	(7,081)	(347)

Rate of return on plan assets	0.5% decrease	—	570
	0.5% increase	—	(570)

Annual medical trend	1.0% decrease	97	15
	1.0% increase	(95)	(15)
_______________

(a)	Increases or decreases due to changes in actuarial assumptions result primarily in changes to regulatory assets and liabilities.

Revenue Recognition

We record revenue at the time we deliver electricity to customers. We determine the amounts delivered to individual customers through systematic monthly readings of customer meters. At the end of each month, we estimate how much electricity we have delivered since the prior meter reading and record the corresponding unbilled revenue.

Our unbilled revenue estimate is affected by factors including fluctuations in energy demand, weather, line losses and changes in the composition of customer classes. We recorded estimated unbilled revenue of $66.0 million as of December 31, 2015 and $61.0 million as of December 31, 2014.

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

We record deferred tax assets to the extent capital losses, operating losses or tax credits will be carried forward to future periods. However, when we believe based on available evidence that we do not, or will not, have sufficient future capital gains or taxable income in the appropriate taxing jurisdiction to realize the entire benefit during the applicable carryforward period, we record a valuation allowance against the deferred tax asset.

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

Bonus Depreciation Extension

In December 2015, Congress passed and the President signed into law the “Protecting Americans from Tax Hikes (PATH) Act of 2015” which, among other things, extended bonus depreciation for an additional five-year period encompassing the years 2015 through 2019. Bonus depreciation provides for additional first-year tax depreciation allowance for qualifying property. As a result of the five-year extension in 2015, should we continue to fully utilize the depreciation deductions under bonus depreciation, certain tax credits provided by the State of Kansas related to investments in utility plant may not be realizable requiring us to record a valuation allowance. At this time, we expect to utilize bonus depreciation deductions to the extent necessary to fully utilize the aforementioned Kansas tax credits.

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

As of December 31, 2015 and 2014, we have recorded AROs of $275.3 million and $230.7 million, respectively. For additional information on our legal AROs, see Note 14 of the Notes to Consolidated Financial Statements, “Asset Retirement Obligations.”

Contingencies and Litigation

We and our subsidiaries are involved in various legal, environmental and regulatory proceedings, and we have estimated the probable cost for the resolution of these proceedings. These estimates are based on an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible that our future consolidated financial results could be materially affected by changes in our assumptions. See Notes 3, 13 and 15 of the Notes to Consolidated Financial Statements, “Rate Matters and Regulations”, “Commitments and Contingencies” and “Legal Proceedings,” for additional information.

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

Wholesale: Sales of electricity to electric cooperatives, municipalities, other electric utilities and RTOs, the prices for which are either based on cost or prevailing market prices as prescribed by FERC authority. Revenues from these sales are either included in the retail energy cost adjustment or used in the determinations of base rates at the time of our next general rate review.

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

2015 Compared to 2014

Below we discuss our operating results for the year ended December 31, 2015, compared to the results for the year ended December 31, 2014. Significant changes in results of operations shown in the table immediately below are further explained in the descriptions that follow.

	Year Ended December 31,
	2015	2014	Change	% Change
	(Dollars In Thousands, Except Per Share Amounts)
REVENUES:
Residential	$768,618	$793,586	$(24,968)	(3.1)
Commercial	712,400	727,964	(15,564)	(2.1)
Industrial	400,687	414,997	(14,310)	(3.4)
Other retail	(17,155)	(24,180)	7,025	29.1
Total Retail Revenues	1,864,550	1,912,367	(47,817)	(2.5)
Wholesale	318,371	392,730	(74,359)	(18.9)
Transmission	241,835	256,838	(15,003)	(5.8)
Other	34,408	39,768	(5,360)	(13.5)
Total Revenues	2,459,164	2,601,703	(142,539)	(5.5)
OPERATING EXPENSES:
Fuel and purchased power	561,065	705,450	(144,385)	(20.5)
SPP network transmission costs	229,043	218,924	10,119	4.6
Operating and maintenance	330,289	367,188	(36,899)	(10.0)
Depreciation and amortization	310,591	286,442	24,149	8.4
Selling, general and administrative	250,278	250,439	(161)	(0.1)
Taxes other than income tax	156,901	140,302	16,599	11.8
Total Operating Expenses	1,838,167	1,968,745	(130,578)	(6.6)
INCOME FROM OPERATIONS	620,997	632,958	(11,961)	(1.9)
OTHER INCOME (EXPENSE):
Investment earnings	7,799	10,622	(2,823)	(26.6)
Other income	19,438	31,522	(12,084)	(38.3)
Other expense	(17,636)	(18,389)	753	4.1
Total Other Income	9,601	23,755	(14,154)	(59.6)
Interest expense	176,802	183,118	(6,316)	(3.4)
INCOME BEFORE INCOME TAXES	453,796	473,595	(19,799)	(4.2)
Income tax expense	152,000	151,270	730	0.5
NET INCOME	301,796	322,325	(20,529)	(6.4)
Less: Net income attributable to noncontrolling interests	9,867	9,066	801	8.8
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$291,929	$313,259	$(21,330)	(6.8)
BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC.	$2.11	$2.40	$(0.29)	(12.1)
DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC.	$2.09	$2.35	$(0.26)	(11.1)

Rate Review Agreement

In September 2015, the KCC issued an order in our state general rate review allowing us to adjust our prices to include, among other things, additional investment in La Cygne environmental upgrades and investment to extend the life of Wolf Creek. The new prices were effective late October 2015 and are expected to increase our annual retail revenues by approximately $78.3 million.

Gross Margin

Fuel and purchased power costs fluctuate with electricity sales and unit costs. As permitted by regulators, we adjust our retail prices to reflect changes in the costs of fuel and purchased power. Fuel and purchased power costs for wholesale customers are recovered at prevailing market prices or based on a predetermined formula with a price adjustment approved by FERC. As a result, changes in fuel and purchased power costs are offset in revenues with minimal impact on net income. In addition, SPP network transmission costs fluctuate due primarily to investments by us and other members of the SPP for upgrades to the transmission grid within the SPP RTO. As with fuel and purchased power costs, changes in SPP network transmission costs are mostly reflected in the prices we charge customers with minimal impact on net income. For these reasons, we believe gross margin is useful for understanding and analyzing changes in our operating performance from one period to the next. We calculate gross margin as total revenues, including transmission revenues, less the sum of fuel and purchased power costs and amounts billed by the SPP for network transmission costs. Accordingly, gross margin reflects transmission revenues and costs on a net basis. The following table summarizes our gross margin for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014	Change	% Change
	(Dollars In Thousands)
Revenues	$2,459,164	$2,601,703	$(142,539)	(5.5)
Less: Fuel and purchased power expense	561,065	705,450	(144,385)	(20.5)
SPP network transmission costs	229,043	218,924	10,119	4.6
Gross Margin	$1,669,056	$1,677,329	$(8,273)	(0.5)

The following table reflects changes in electricity sales for the years ended December 31, 2015 and 2014. No electricity sales are shown for transmission or other as they are not directly related to the amount of electricity we sell.

	Year Ended December 31,
	2015	2014	Change	% Change
	(Thousands of MWh)
ELECTRICITY SALES:
Residential	6,364	6,580	(216)	(3.3)
Commercial	7,500	7,521	(21)	(0.3)
Industrial	5,502	5,601	(99)	(1.8)
Other retail	84	86	(2)	(2.3)
Total Retail	19,450	19,788	(338)	(1.7)
Wholesale	8,492	9,544	(1,052)	(11.0)
Total	27,942	29,332	(1,390)	(4.7)

Gross margin decreased due primarily to an estimated $13.8 million transmission revenues refund obligation associated with a FERC proceeding. See Note 3 of the Notes to Consolidated Financial Statements, “Rate Matters and Regulation - FERC Proceedings,” for a discussion of this proceeding. Energy marketing margin decreased $11.2 million due to greater volatility in 2014 of wholesale power prices. Also contributing to the decrease in gross margin was lower retail electricity sales. The lower residential and commercial electric sales were due to warm winter weather. During 2015, there were approximately 19% fewer heating degree days compared to 2014. The lower industrial sales were due to a few of our larger customers who experienced weaker global demand for their products.

Income from operations is the most directly comparable measure to our presentation of gross margin that is calculated and presented in accordance with GAAP in our consolidated statements of income. Our presentation of gross margin should not be considered in isolation or as a substitute for income from operations. Additionally, our presentation of gross margin may not be comparable to similarly titled measures reported by other companies. The following table reconciles income from operations with gross margin for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014	Change	% Change
	(Dollars In Thousands)
Gross margin	$1,669,056	$1,677,329	$(8,273)	(0.5)
Less: Operating and maintenance expense	330,289	367,188	(36,899)	(10.0)
Depreciation and amortization expense	310,591	286,442	24,149	8.4
Selling, general and administrative expense	250,278	250,439	(161)	(0.1)
Taxes other than income tax	156,901	140,302	16,599	11.8
Income from operations	$620,997	$632,958	$(11,961)	(1.9)

Operating Expenses and Other Income and Expense Items

	Year Ended December 31,
	2015	2014	Change	% Change
	(Dollars in Thousands)
Operating and maintenance expense	$330,289	$367,188	$(36,899)	(10.0)

Operating and maintenance expense decreased due principally to:

•	lower transmission and distribution operations and maintenance expense of $14.8 million due partially to focus on capital replacement for longer term grid resiliency;

•	lower costs at our coal fired plants of $10.5 million, which were principally the result of higher operating and maintenance costs incurred during a 2014 scheduled outage at JEC; and

•	lower costs at Wolf Creek of $10.3 million, which were principally the result of higher operating and maintenance costs incurred during a 2014 scheduled outage.

	Year Ended December 31,
	2015	2014	Change	% Change
	(Dollars in Thousands)
Depreciation and amortization expense	$310,591	$286,442	$24,149	8.4

Depreciation and amortization expense increased due to additions at our power plants, including air quality controls, additions at Wolf Creek to enhance reliability and the addition of transmission facilities. Depreciation related to environmental equipment placed in-service at La Cygne, as approved by the KCC, was deferred until new retail prices became effective in late October 2015.

	Year Ended December 31,
	2015	2014	Change	% Change
	(Dollars in Thousands)
Selling, general and administrative expense	$250,278	$250,439	$(161)	(0.1)

Selling, general and administrative expense decreased due primarily to a reduction of $4.2 million in amortization for previously deferred amounts with various energy efficiency programs; however, partially offsetting this decrease was higher labor and employee benefit costs of $5.1 million partially related to restructuring charges.

	Year Ended December 31,
	2015	2014	Change	% Change
	(Dollars in Thousands)
Taxes other than income tax	$156,901	$140,302	$16,599	11.8

Taxes other than income tax increased due primarily to an increase of $16.9 million in property tax expense. This increase is mostly offset in retail revenue.

	Year Ended December 31,
	2015	2014	Change	% Change
	(Dollars in Thousands)
Investment earnings	$7,799	$10,622	$(2,823)	(26.6)

Investment earnings decreased due primarily to recording a $2.2 million lower gain on a trust to secure certain retirement benefit obligations.

	Year Ended December 31,
	2015	2014	Change	% Change
	(Dollars in Thousands)
Other income	$19,438	$31,522	$(12,084)	(38.3)

Other income decreased due primarily to our having recorded about $15.0 million less in equity AFUDC due primarily to completion of major construction projects. The decrease was partially offset by our having recorded $2.7 million more in corporate-owned life insurance (COLI) benefits.

	Year Ended December 31,
	2015	2014	Change	% Change
	(Dollars in Thousands)
Interest expense	$176,802	$183,118	$(6,316)	(3.4)

Interest expense decreased due primarily to a decrease in long-term interest expense of $14.7 million due to refinancing debt. However, partially offsetting this decrease was a reduction in debt AFUDC of $8.5 million primarily due to reduced CWIP.

2014 Compared to 2013

Below we discuss our operating results for the year ended December 31, 2014, compared to the results for the year ended December 31, 2013. Significant changes in results of operations shown in the table immediately below are further explained in the descriptions that follow.

	Year Ended December 31,
	2014	2013	Change	% Change
	(Dollars In Thousands, Except Per Share Amounts)
REVENUES:
Residential	$793,586	$728,852	$64,734	8.9
Commercial	727,964	667,106	60,858	9.1
Industrial	414,997	374,825	40,172	10.7
Other retail	(24,180)	8,939	(33,119)	(370.5)
Total Retail Revenues	1,912,367	1,779,722	132,645	7.5
Wholesale	392,730	348,239	44,491	12.8
Transmission	256,838	210,281	46,557	22.1
Other	39,768	32,412	7,356	22.7
Total Revenues	2,601,703	2,370,654	231,049	9.7
OPERATING EXPENSES:
Fuel and purchased power	705,450	634,797	70,653	11.1
SPP network transmission costs	218,924	178,604	40,320	22.6
Operating and maintenance	367,188	359,060	8,128	2.3
Depreciation and amortization	286,442	272,593	13,849	5.1
Selling, general and administrative	250,439	224,133	26,306	11.7
Taxes other than income tax	140,302	122,282	18,020	14.7
Total Operating Expenses	1,968,745	1,791,469	177,276	9.9
INCOME FROM OPERATIONS	632,958	579,185	53,773	9.3
OTHER INCOME (EXPENSE):
Investment earnings	10,622	10,056	566	5.6
Other income	31,522	35,609	(4,087)	(11.5)
Other expense	(18,389)	(18,099)	(290)	(1.6)
Total Other Income (Expense)	23,755	27,566	(3,811)	(13.8)
Interest expense	183,118	182,167	951	0.5
INCOME BEFORE INCOME TAXES	473,595	424,584	49,011	11.5
Income tax expense	151,270	123,721	27,549	22.3
NET INCOME	322,325	300,863	21,462	7.1
Less: Net income attributable to noncontrolling interests	9,066	8,343	723	8.7
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY. INC.	$313,259	$292,520	$20,739	7.1
BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC.	$2.40	$2.29	$0.11	4.8
DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC.	$2.35	$2.27	$0.08	3.5

Rate Review Agreement

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

Financial Condition

A number of factors affected amounts recorded on our balance sheet as of December 31, 2015, compared to December 31, 2014.

	As of December 31,
	2015	2014	Change	% Change
	(Dollars in Thousands)
Fuel inventory and supplies	$301,294	$247,406	$53,888	21.8

Coal inventory increased $44.3 million due to improved rail performance and due to reduced coal plant utilization. In addition, materials and supplies increased $10.9 million due primarily to improved substation reliability.

	As of December 31,
	2015	2014	Change	% Change
	(Dollars in Thousands)
Property, plant and equipment, net	$8,524,902	$8,162,908	$361,994	4.4

Property, plant and equipment, net of accumulated depreciation, increased due primarily to plant additions for air quality controls, additional transmission facilities, additions for our wind energy project and revisions to our AROs.

	As of December 31,
	2015	2014	Change	% Change
	(Dollars in Thousands)
Regulatory assets	$860,918	$859,778	$1,140	0.1
Regulatory liabilities	292,811	343,485	(50,674)	(14.8)
Net regulatory assets	$568,107	$516,293	$51,814	10.0

Total regulatory assets increased due primarily to the following items:

•	a $60.6 million increase in debt reacquisition costs related to the redemption of Westar Energy first mortgage bonds;

•	a $15.4 million increase in deferred depreciation expense and carrying costs related to our capital investment associated with environmental upgrades at La Cygne;

•	a $5.9 million increase in conditional AROs;

•	a $5.4 million increase in amounts deferred for Wolf Creek refueling and maintenance outages;

•	a $5.0 million increase in amounts deferred for property taxes; however,

•
partially offsetting these increases was an $81.8 million decrease in deferred employee benefit costs, due principally to an increase in the discount rates used to calculate our and Wolf Creek’s pension benefit obligations and the adoption of updated mortality tables; and

•	a $9.9 million decrease in amounts due from customers for future income taxes.

Total regulatory liabilities decreased due primarily to the following reasons:

•	a $34.4 million decrease in amounts collected but not yet spent to dispose of plant assets; and

•	a $20.6 million decrease in refund obligations related to amounts we have collected from our customers in excess of our actual cost of fuel and purchased power; however,

•	partially offsetting these decreases was a $16.7 million increase in pension and other post-retirement benefit costs.

	As of December 31,
	2015	2014	Change	% Change
	(Dollars in Thousands)
Short-term debt	$250,300	$257,600	$(7,300)	(2.8)

Short-term debt decreased due to decreased issuances of commercial paper.

	As of December 31,
	2015	2014	Change	% Change
	(Dollars in Thousands)
Long-term debt, net	$3,163,950	$3,187,080	$(23,130)	(0.7)

In 2015, Westar Energy issued $550.0 million in principal amount of first mortgage bonds. Proceeds of these issuances were used to retire $575.0 million in principal amount of Westar Energy first mortgage bonds. For more information on our long-term debt, see Note 9 of the Notes to Consolidated Financial Statements, “Long-term Debt.”

	As of December 31,
	2015	2014	Change	% Change
	(Dollars in Thousands)
Current maturities of long-term debt of variable interest entities	$28,309	$27,933	$376	1.3
Long-term debt of variable interest entities	138,097	166,565	(28,468)	(17.1)
Total long-term debt of variable interest entities	$166,406	$194,498	$(28,092)	(14.4)

Total long-term debt of VIEs decreased due principally to the VIEs that hold the JEC and La Cygne leasehold interests having made principal payments totaling $27.9 million.

	As of December 31,
	2015	2014	Change	% Change
	(Dollars in Thousands)
Deferred income tax liabilities	$1,591,430	$1,445,851	$145,579	10.1

Long-term deferred income tax liabilities increased due primarily to the use of bonus and accelerated depreciation methods during the year.

	As of December 31,
	2015	2014	Change	% Change
	(Dollars in Thousands)
Accrued employee benefits	$462,304	$532,622	$(70,318)	(13.2)

Accrued employee benefits decreased due primarily to lower pension and post-retirement benefit obligations as a result of increases in the discount rates used to calculate our and Wolf Creek’s pension benefit obligations and the adoption of updated mortality tables.

	As of December 31,
	2015	2014	Change	% Change
	(Dollars in Thousands)
Asset retirement obligations	$275,285	$230,668	$44,617	19.3

AROs increased due primarily to a new ARO of approximately $34.4 million as a result of the CCB regulation published by the EPA. See Note 13 of the Notes to Consolidated Financial Statements, “Commitments and Contingencies.” and Note 14 of the Notes to Consolidated Financial Statements, “Asset Retirement Obligations,” for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Available sources of funds to operate our business include internally generated cash, short-term borrowings under Westar Energy’s commercial paper program and revolving credit facilities and access to capital markets. We expect to meet our day-to-day cash requirements including, among other items, fuel and purchased power, dividends, interest payments, income taxes and pension contributions, using primarily internally generated cash and short-term borrowings. To meet the cash requirements for our capital investments, we expect to use internally generated cash, short-term borrowings and proceeds from the issuance of debt and equity securities in the capital markets. When such balances are of sufficient size and it makes economic sense to do so, we also use proceeds from the issuance of long-term debt and equity securities to repay short-term borrowings, which are principally related to investments in capital equipment and the redemption of bonds and for working capital and general corporate purposes. In 2016, we expect to continue our significant capital spending program and plan to contribute to our pension trust. We continue to believe that we will have the ability to pay dividends. Uncertainties affecting our ability to meet cash requirements include, among others, factors affecting revenues described in “Item 1A. Risk Factors” and “—Operating Results” above, economic conditions, regulatory actions, compliance with environmental regulations and conditions in the capital markets. For additional information on our future cash requirements, see “—Future Cash Requirements” below.

Capital Structure

As of December 31, 2015 and 2014, our capital structure, excluding short-term debt, was as follows:

	As of December 31,
	2015	2014
Common equity	52%	49%
Noncontrolling interests	<1%	<1%
Long-term debt, including VIEs	48%	51%

Short-Term Borrowings

Westar Energy maintains a commercial paper program pursuant to which it may issue commercial paper up to a maximum aggregate amount outstanding at any one time of $1.0 billion. This program is supported by Westar Energy’s revolving credit facilities. Maturities of commercial paper issuances may not exceed 365 days from the date of issuance and proceeds from such issuances will be used to temporarily fund capital expenditures, to redeem debt on an interim basis, for working capital and/or for other general corporate purposes. As of February 17, 2016, Westar Energy had $308.9 million of commercial paper issued and outstanding.

Westar Energy has two revolving credit facilities in the amounts of $730.0 million and $270.0 million. In September 2015, Westar Energy extended the term of the $730.0 million facility by one year to terminate in September 2019, $20.7 million of which will expire in September 2017. The $270.0 million facility will expire in February 2017. As long as there is no default under the facilities, the $730.0 million facility may be extended an additional year and the aggregate amount of borrowings under the $730.0 million and $270.0 million facilities may be increased to $1.0 billion and $400.0 million, respectively, subject to lender participation. All borrowings under the facilities are secured by KGE first mortgage bonds. Total combined borrowings under the revolving credit facilities and the commercial paper program may not exceed $1.0 billion at any given time. As of February 17, 2016, no amounts were borrowed and $19.2 million of letters of credit had been issued under the $730.0 million facility. No amounts were borrowed and no letters of credit were issued under the $270.0 million facility as of the same date.

A default by Westar Energy or KGE under other indebtedness totaling more than $25.0 million would be a default under both revolving credit facilities. Westar Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio of 65% or less at all times. At December 31, 2015, our ratio was 49%. See Note 8 of the Notes to Consolidated Financial Statements, “Short-Term Debt,” for additional information regarding our short-term borrowings.

Long-Term Debt Financing

As of December 31, 2015, we had $121.9 million of variable rate, tax-exempt bonds outstanding. While the interest rates for these bonds have been extremely low, we continue to monitor the credit markets and evaluate our options with respect to these bonds.

In February 2016, KGE, as lessee to the La Cygne sale-leaseback, effected a refunding of $162.1 million in outstanding bonds held by the trustee of the lease maturing March 2021. The stated interest rate of the bonds was reduced from 5.647% to 2.398%. See Note 17 of the Notes to Consolidated Financial Statements, “Variable Interest Entities,” for additional information regarding our La Cygne sale-leaseback.

In November 2015, Westar Energy issued $250.0 million in principal amount of first mortgage bonds bearing stated interest at 3.25% and maturing December 2025. Concurrently, Westar Energy issued $300.0 million in principal amount of first mortgage bonds bearing stated interest at 4.25% and maturing December 2045.

Also in November 2015, Westar Energy redeemed $300.0 million in principal amount of first mortgage bonds bearing stated interest at 8.625% maturing in December 2018 for $360.9 million which included a call premium. The call premium was recorded as a regulatory asset and is being amortized over the term of the new bonds.

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

Under the Westar Energy mortgage, the issuance of bonds is subject to limitations based on the amount of bondable property additions. In addition, so long as any bonds issued prior to January 1, 1997, remain outstanding, the mortgage prohibits additional first mortgage bonds from being issued, except in connection with certain refundings, unless Westar Energy’s unconsolidated net earnings available for interest, depreciation and property retirement (which as defined, does not include earnings or losses attributable to the ownership of securities of subsidiaries), for a period of 12 consecutive months within 15 months preceding the issuance, are not less than the greater of twice the annual interest charges on or 10% of the principal amount of all first mortgage bonds outstanding after giving effect to the proposed issuance. As of December 31, 2015, approximately $851.0 million principal amount of additional first mortgage bonds could be issued under the most restrictive provisions in the mortgage, except in connection with certain refundings.

Under the KGE mortgage, the amount of first mortgage bonds authorized is limited to a maximum of $3.5 billion and the issuance of bonds is subject to limitations based on the amount of bondable property additions. In addition, the mortgage prohibits additional first mortgage bonds from being issued, except in connection with certain refundings, unless KGE’s net earnings before income taxes and before provision for retirement and depreciation of property for a period of 12 consecutive months within 15 months preceding the issuance are not less than either two and one-half times the annual interest charges on or 10% of the principal amount of all KGE first mortgage bonds outstanding after giving effect to the proposed issuance. As of December 31, 2015, approximately $1.5 billion principal amount of additional KGE first mortgage bonds could be issued under the most restrictive provisions in the mortgage, except in connection with certain refundings.

Some of our debt instruments contain restrictions that require us to maintain leverage ratios as defined in the credit agreements. We calculate these ratios in accordance with the agreements and they are used to determine compliance with our various debt covenants. We were in compliance with these covenants as of December 31, 2015.

Impact of Credit Ratings on Debt Financing

Moody’s Investors Service (Moody’s) and Standard & Poor’s Ratings Services (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate each agency’s assessment of our ability to pay interest and principal when due on our securities.

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

As of February 17, 2016, our ratings with the agencies are as shown in the table below.

	Westar Energy First Mortgage Bond Rating	KGE First Mortgage Bond Rating	Westar Energy Commercial Paper	Rating Outlook
Moody’s	A2	A2	P-2	Stable
S&P	A	A	A-2	Stable

Common Stock

Westar Energy’s Restated Articles of Incorporation, as amended, provide for 275.0 million authorized shares of common stock. As of December 31, 2015, Westar Energy had 141.4 million shares issued and outstanding.

In September 2013, Westar Energy entered into two forward sale agreements with two banks. Under the terms of the agreements, the banks, as forward sellers, borrowed 8.0 million shares of Westar Energy’s common stock from third parties and sold them to a group of underwriters for $31.15 per share. Pursuant to over-allotment options granted to the underwriters, the underwriters purchased in October 2013 an additional 0.9 million shares from the banks as forward sellers, increasing the total number of shares under the forward sale agreements to approximately 8.9 million. The underwriters received a commission equal to 3.5% of the sales price of all shares sold under each agreement.

In March 2013, Westar Energy entered into a three-year sales agency financing agreement and master forward sale agreement with a bank. The maximum amount that Westar Energy may offer and sell under the March 2013 agreements is the lesser of an aggregate of $500.0 million or approximately 25.0 million shares, subject to adjustment for share splits, share combinations and share dividends. Under the terms of the sales agency financing agreement, Westar Energy may offer and sell shares of its common stock from time to time. In addition, under the terms of the sales agency financing agreement and master forward sale confirmation, Westar Energy may from time to time enter into one or more forward sale transactions with the bank, as forward purchaser, and the bank will borrow shares of Westar Energy’s common stock from third parties and sell them through its agent. The agent receives a commission equal to 1% of the sales price of all shares sold under the agreements.
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

The following table summarizes our common stock activity pursuant to the three forward sale agreements.

	Year Ended December 31,
	2015	2014	2013
Shares that could be settled at beginning of year	9,160,500	12,052,976	1,753,415
Transactions entered	—	—	11,367,673
Transactions settled (a)	9,160,500	2,892,476	1,068,112
Shares that could be settled at end of year	—	9,160,500	12,052,976
_______________
(a) The shares settled during the years ended December 31, 2015, 2014 and 2013, were settled with a physical settlement amount of approximately $254.6 million, $82.9 million and $27.0 million, respectively.

The forward sale transactions were entered into at market prices; therefore, the forward sale agreements had no initial fair value. Westar Energy did not receive any proceeds from the sale of common stock under the forward sale agreements until transactions were settled. Westar Energy settled the forward sale transactions through physical share settlement and recorded the forward sale agreements within equity. The shares under the forward sale agreements were initially priced when the transactions were entered into and were subject to certain fixed pricing adjustments during the term of the agreements. The net proceeds from the forward sale transactions represent the prices established by the forward sale agreements applicable to the time periods in which physical settlement occurred.

Westar Energy used the proceeds from the transactions described above to repay short-term borrowings, with such borrowed amounts principally used for investments in capital equipment, as well as for working capital and general corporate purposes.

Summary of Cash Flows

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Cash flows from (used in):
Operating activities	$714,543	$824,355	$702,803
Investing activities	(649,704)	(838,748)	(641,901)
Financing activities	(66,164)	14,462	(62,244)
Net (decrease) increase in cash and cash equivalents	$(1,325)	$69	$(1,342)

Cash Flows from Operating Activities

Cash flows from operating activities decreased $109.8 million in 2015 compared to 2014 due principally to our having received $62.8 million less for wholesale power sales and transmission services, our having received $51.8 million less from retail customers, our having paid $25.2 million more for the Wolf Creek refueling outage and our having received $10.0 million less for energy marketing activities. Partially offsetting these decreases was our having paid $40.1 million less for coal and natural gas.

Cash flows from operating activities increased $121.6 million in 2014 compared to 2013 due principally to our having received $384.2 million more from retail and wholesale customers. This increase was offset partially by our having paid $227.4 million more for fuel and purchased power.

Cash Flows used in Investing Activities

Cash flows used in investing activities decreased $189.0 million from 2015 to 2014 due primarily to our having invested $151.8 million less in additions to property, plant and equipment and our having received $23.6 million more from our investment in COLI.

Cash flows used in investing activities increased $196.8 million from 2013 to 2014 due primarily to decreased proceeds from investment in COLI of $104.4 million and increased investment in property, plant and equipment of $72.0 million.

Cash Flows from (used in) Financing Activities

Cash flows from financing activities decreased $80.6 million in 2015 compared to 2014. The decrease was due primarily to our having redeemed $208.4 million more in long-term debt, issuing $129.7 million less in commercial paper, and repaying $23.3 million more for borrowings against the cash surrender value of COLI. Partially offsetting these decreases was our having issued $170.3 million more in common stock and issuing $125.9 million more in long-term debt.

Cash flows from financing activities increased $76.7 million in 2014 compared to 2013. The increase was due primarily to our having borrowed $327.6 million more in short-term debt, our having repaid $104.2 million less for borrowings against the cash surrender value of COLI, and also an increase in issuances of common stock of $54.8 million. This was partially offset by our having paid $327.5 million more to retire, and our having received $74.4 million less from issuances, of long-term debt.

Future Cash Requirements

Our business requires significant capital investments. Through 2018, we expect to need cash primarily for utility construction programs designed to improve and expand facilities related to providing electric service, which include, but are not limited to, expenditures to develop renewable generation, new transmission lines and other improvements to our power plants, transmission and distribution lines and equipment. We expect to meet these cash needs with internally generated cash, short-term borrowings and the issuance of securities in the capital markets.

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

Capital expenditures for 2015 and anticipated capital expenditures, including costs of removal, for 2016 through 2018 are shown in the following table.

	Actual	Projected
	2015	2016	2017	2018
	(In Thousands)
Generation:
Replacements and other	$162,367	$167,300	$178,700	$184,400
Environmental	94,620	39,200	17,600	24,000
Wind development	32,760	398,500	800	1,100
Nuclear fuel	15,644	22,600	45,800	25,500
Transmission	158,649	224,900	267,300	251,700
Distribution	182,011	216,300	208,500	192,600
Other	54,177	64,200	75,300	71,700
Total capital expenditures	$700,228	$1,133,000	$794,000	$751,000

We prepare these estimates for planning purposes and revise them from time to time. Actual expenditures will differ, perhaps materially, from our estimates due to changing regulatory requirements, changing costs, delays or advances in engineering, construction or permitting, changes in the availability and cost of capital and other factors discussed in “Item 1A. Risk Factors.” We and our generating plant co-owners periodically evaluate these estimates and this may result in possibly material changes in actual costs.

We will also need significant amounts of cash in the future to meet our long-term debt obligations. The principal amounts of our long-term debt maturities as of December 31, 2015, are as follows.

Year	Long-term debt	Long-term debt of VIEs
	(In Thousands)
2016	$—	$28,309
2017	125,000	26,842
2018	—	28,538
2019	300,000	31,485
2020	250,000	32,254
Thereafter	2,526,940	18,843
Total maturities	$3,201,940	$166,271

Pension Obligation

The amount we contribute to our pension plan for future periods is not yet known, however, in general we expect to fund our pension plan each year at least to a level equal to current year pension expense. We must also meet minimum funding requirements under the Employee Retirement Income Security Act, as amended by the Pension Protection Act. We may contribute additional amounts from time to time as deemed appropriate.

We contributed $41.0 million to our pension trust in 2015 and $26.4 million in 2014. We expect to contribute approximately $28.0 million in 2016. In 2015 and 2014, we also funded $5.8 million and $7.1 million, respectively, of Wolf Creek’s pension plan contributions. In 2016, we plan to contribute $8.0 million to fund Wolf Creek’s pension plan contributions. See Notes 11 and 12 of the Notes to Consolidated Financial Statements, “Employee Benefit Plans” and “Wolf Creek Employee Benefit Plans,” for additional discussion of Westar Energy and Wolf Creek benefit plans, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

As discussed under “—Common Stock” above and in Note 16 of the Notes to Consolidated Financial Statements, “Common Stock,” Westar Energy entered into several forward sale agreements with banks in 2013 which were fully settled in 2015. The forward sale agreements are off-balance sheet arrangements. We also have off-balance sheet arrangements in the form of operating leases and letters of credit entered into in the ordinary course of business. We did not have any additional off-balance sheet arrangements as of December 31, 2015.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In the course of our business activities, we enter into a variety of contracts and commercial commitments. Some of these result in direct obligations reflected on our consolidated balance sheets while others are commitments, some firm and some based on uncertainties, not reflected in our underlying consolidated financial statements.

Contractual Cash Obligations

The following table summarizes the projected future cash payments for our contractual obligations existing as of December 31, 2015.

	Total	2016	2017 - 2018	2019 - 2020	Thereafter
	(In Thousands)
Long-term debt (a)	$3,201,940	$—	$125,000	$550,000	$2,526,940
Long-term debt of VIEs (a)	166,271	28,309	55,380	63,739	18,843
Interest on long-term debt (b)	2,790,205	146,384	283,113	249,744	2,110,964
Interest on long-term debt of VIEs	27,595	8,697	12,594	5,772	532
Long-term debt, including interest	6,186,011	183,390	476,087	869,255	4,657,279
Pension and post-retirement benefit expected contributions (c)	36,600	36,600	—	—	—
Capital leases (d)	81,133	5,812	10,619	8,652	56,050
Operating leases (e)	59,132	13,550	21,862	14,803	8,917
Other obligations of VIEs (f)	12,866	2,550	10,316	—	—
Fossil fuel (g)	947,522	195,654	358,930	336,560	56,378
Nuclear fuel (h)	113,705	17,895	40,114	36,547	19,149
Transmission service (i)	7,114	7,114	—	—	—
Wind development obligations	259,491	259,491	—	—	—
Unconditional purchase obligations	591,422	497,759	61,943	31,720	—
Total contractual obligations (j)	$8,294,996	$1,219,815	$979,871	$1,297,537	$4,797,773
_______________

(a)	See Note 9 of the Notes to Consolidated Financial Statements, “Long-Term Debt,” for individual maturities.

(b)	We calculate interest on our variable rate debt based on the effective interest rates as of December 31, 2015.

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

(i)
Includes obligations to SPP for transmission service payments. See Note 13 of the Notes to Consolidated Financial Statements, “Commitments and Contingencies - Fuel, Purchase Power and Transmission Commitments” for additional information.

(j)
We have $1.5 million of unrecognized income tax benefits, including interest, that are not included in this table because we cannot reasonably estimate the timing of the cash payments to taxing authorities assuming those unrecognized income tax benefits are settled at the amounts accrued as of December 31, 2015.

Commercial Commitments

Our commercial commitments as of December 31, 2015, consist of outstanding letters of credit that expire in 2016, some of which automatically renew annually. The letters of credit are comprised of $13.7 million related to transmission projects, $3.9 million related to energy marketing and trading activities, $0.9 million related to workers’ compensation and $1.5 million related to other operating activities for a total outstanding balance of $20.0 million.

OTHER INFORMATION

Changes in Prices

See Note 3 of the Notes to Consolidated Financial Statements, “Rate Matters and Regulation,” for information on our prices.

Wolf Creek Outage

Wolf Creek normally operates on an 18-month planned refueling and maintenance outage schedule. As authorized by our regulators, incremental maintenance costs of planned refueling and maintenance outages are deferred and amortized ratably over the period between planned refueling and maintenance outages. In early 2015, Wolf Creek underwent a planned refueling and maintenance outage. Our share of the outage costs was approximately $31.9 million. The next refueling and maintenance outage is planned for the fall of 2016.

Stock-Based Compensation

We use two types of RSUs for our stock-based compensation awards; those with service requirements and those with performance measures. See Note 11 of the Notes to Consolidated Financial Statements, “Employee Benefit Plans,” for additional information. Total unrecognized compensation cost related to RSU awards with only service requirements was $4.5 million as of December 31, 2015, and we expect to recognize these costs over a remaining weighted-average period of 1.7 years. Total unrecognized compensation cost related to RSU awards with performance measures was $4.0 million as of December 31, 2015, and we expect to recognize these costs over a remaining weighted-average period of 1.7 years.

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

One way by which we manage and measure the commodity price risk of our trading portfolio is by using a variance/covariance value-at-risk (VaR) model. In addition to VaR, we employ additional risk control processes such as stress testing, daily loss limits, credit limits and position limits. We expect to use similar control processes in the future. The use of VaR requires assumptions, including the selection of a confidence level and a measure of volatility associated with potential losses and the estimated holding period. We express VaR as a potential dollar loss based on a 95% confidence level using a one-day holding period and a 20-day historical observation period. It is possible that actual results may differ significantly from assumptions. Accordingly, VaR may not accurately reflect our levels of exposure. The energy trading and market-based wholesale portfolio VaR amounts for 2015 and 2014 were as follows:

	2015	2014
	(In Thousands)
High	$514	$614
Low	56	14
Average	199	76

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

We had approximately $400.5 million of variable rate debt and current maturities of fixed rate debt as of December 31, 2015. A 100 basis point change in interest rates applicable to this debt would impact income before income taxes on an annualized basis by approximately $3.9 million. As of December 31, 2015, we had $121.9 million of variable rate bonds insured by bond insurers. Interest rates payable under these bonds are normally set through periodic auctions. However, conditions in the credit markets over the past few years caused a dramatic reduction in the demand for auction bonds, which led to failed auctions. The contractual provisions of these securities set forth an indexing formula method by which interest will be paid in the event of an auction failure. Depending on the level of these reference indices, our interest costs may be higher or lower than what they would have been had the securities been auctioned successfully. Additionally, should insurers of those bonds experience a decrease in their credit ratings, such event could increase our borrowing costs. Furthermore, a decline in interest rates generally can serve to increase our pension and post-retirement benefit obligations.

Security Price Risk

We maintain the NDT, as required by the NRC and Kansas statute, to fund certain costs of nuclear plant decommissioning. As of December 31, 2015, investments in the NDT were allocated 50% to equity securities, 29% to debt securities, 6% to combination debt/equity/other securities, 9% to alternative investments, 6% to real estate securities and less than 1% to cash equivalents. As of December 31, 2015 and 2014, the fair value of the NDT investments was $184.1 million and $185.0 million, respectively. Changes in interest rates and/or other market changes resulting in a 10% decrease in the value of the securities would have resulted in an $18.4 million decrease in the value of the NDT as of December 31, 2015.

We also maintain a trust to fund non-qualified retirement benefits. As of December 31, 2015, investments in the trust were comprised of 66% equity securities, 34% debt securities and less than 1% cash equivalents. The fair value of the investments in this trust was $33.9 million as of December 31, 2015, and $35.5 million as of December 31, 2014. Changes in interest rates and/or other market changes resulting in a 10% decrease in the value of the securities would have resulted in a $3.4 million decrease in the value of the trust as of December 31, 2015.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, we concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm has issued an audit report on the company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Westar Energy, Inc.
Topeka, Kansas

We have audited the internal control over financial reporting of Westar Energy, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2015 of the Company and our report dated February 24, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Kansas City, Missouri
February 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Westar Energy, Inc.
Topeka, Kansas

We have audited the accompanying consolidated balance sheets of Westar Energy, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Westar Energy, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Kansas City, Missouri
February 24, 2016

WESTAR ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Par Values)

	As of December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,231	$4,556
Accounts receivable, net of allowance for doubtful accounts of $5,294 and $5,309, respectively	258,286	267,327
Fuel inventory and supplies	301,294	247,406
Prepaid expenses	16,864	15,793
Regulatory assets	109,606	105,549
Other	27,860	28,772
Total Current Assets	717,141	669,403
PROPERTY, PLANT AND EQUIPMENT, NET	8,524,902	8,162,908
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	268,239	278,573
OTHER ASSETS:
Regulatory assets	751,312	754,229
Nuclear decommissioning trust	184,057	185,016
Other	260,015	238,777
Total Other Assets	1,195,384	1,178,022
TOTAL ASSETS	$10,705,666	$10,288,906
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt of variable interest entities	$28,309	$27,933
Short-term debt	250,300	257,600
Accounts payable	220,969	219,351
Accrued dividends	49,829	44,971
Accrued taxes	83,773	74,356
Accrued interest	71,426	79,707
Regulatory liabilities	25,697	55,142
Other	106,632	90,571
Total Current Liabilities	836,935	849,631
LONG-TERM LIABILITIES:
Long-term debt, net	3,163,950	3,187,080
Long-term debt of variable interest entities, net	138,097	166,565
Deferred income taxes	1,591,430	1,445,851
Unamortized investment tax credits	209,763	211,040
Regulatory liabilities	267,114	288,343
Accrued employee benefits	462,304	532,622
Asset retirement obligations	275,285	230,668
Other	88,825	75,799
Total Long-Term Liabilities	6,196,768	6,137,968
COMMITMENTS AND CONTINGENCIES (See Notes 3, 13 and 15)
EQUITY:
Westar Energy, Inc. Shareholders’ Equity:
Common stock, par value $5 per share; authorized 275,000,000 shares; issued and outstanding 141,353,426 shares and 131,687,454 shares, respective to each date	706,767	658,437
Paid-in capital	2,004,124	1,781,120
Retained earnings	945,830	855,299
Total Westar Energy, Inc. Shareholders’ Equity	3,656,721	3,294,856
Noncontrolling Interests	15,242	6,451
Total Equity	3,671,963	3,301,307
TOTAL LIABILITIES AND EQUITY	$10,705,666	$10,288,906

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2015	2014	2013
REVENUES	$2,459,164	$2,601,703	$2,370,654
OPERATING EXPENSES:
Fuel and purchased power	561,065	705,450	634,797
SPP network transmission costs	229,043	218,924	178,604
Operating and maintenance	330,289	367,188	359,060
Depreciation and amortization	310,591	286,442	272,593
Selling, general and administrative	250,278	250,439	224,133
Taxes other than income tax	156,901	140,302	122,282
Total Operating Expenses	1,838,167	1,968,745	1,791,469
INCOME FROM OPERATIONS	620,997	632,958	579,185
OTHER INCOME (EXPENSE):
Investment earnings	7,799	10,622	10,056
Other income	19,438	31,522	35,609
Other expense	(17,636)	(18,389)	(18,099)
Total Other Income	9,601	23,755	27,566
Interest expense	176,802	183,118	182,167
INCOME BEFORE INCOME TAXES	453,796	473,595	424,584
Income tax expense	152,000	151,270	123,721
NET INCOME	301,796	322,325	300,863
Less: Net income attributable to noncontrolling interests	9,867	9,066	8,343
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$291,929	$313,259	$292,520
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY (see Note 2):
Basic earnings per common share	$2.11	$2.40	$2.29
Diluted earnings per common share	$2.09	$2.35	$2.27
AVERAGE EQUIVALENT COMMON SHARES OUTSTANDING	137,957,515	130,014,941	127,462,994
DIVIDENDS DECLARED PER COMMON SHARE	$1.44	$1.40	$1.36

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$301,796	$322,325	$300,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	310,591	286,442	272,593
Amortization of nuclear fuel	26,974	26,051	22,690
Amortization of deferred regulatory gain from sale leaseback	(5,495)	(5,495)	(5,495)
Amortization of corporate-owned life insurance	19,850	20,202	15,149
Non-cash compensation	8,345	7,280	8,188
Net deferred income taxes and credits	151,332	151,451	123,307
Stock-based compensation excess tax benefits	(1,307)	(875)	(576)
Allowance for equity funds used during construction	(2,075)	(17,029)	(14,143)
Changes in working capital items:
Accounts receivable	9,042	(17,291)	(24,649)
Fuel inventory and supplies	(53,263)	(8,773)	10,124
Prepaid expenses and other	(23,145)	36,717	(12,316)
Accounts payable	6,636	6,189	7,856
Accrued taxes	13,073	6,596	14,218
Other current liabilities	(80,396)	(31,624)	(52,829)
Changes in other assets	2,199	6,378	(4,167)
Changes in other liabilities	30,386	35,811	41,990
Cash Flows from Operating Activities	714,543	824,355	702,803
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(700,228)	(852,052)	(780,098)
Purchase of securities - trusts	(37,557)	(9,075)	(66,668)
Sale of securities - trusts	37,930	11,125	81,994
Investment in corporate-owned life insurance	(14,845)	(16,250)	(17,724)
Proceeds from investment in corporate-owned life insurance	66,794	43,234	147,658
Proceeds from federal grant	—	—	876
Investment in affiliated company	(575)	(8,000)	(4,947)
Other investing activities	(1,223)	(7,730)	(2,992)
Cash Flows used in Investing Activities	(649,704)	(838,748)	(641,901)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(7,300)	122,406	(205,241)
Proceeds from long-term debt	543,881	417,943	492,347
Retirements of long-term debt	(635,891)	(427,500)	(100,000)
Retirements of long-term debt of variable interest entities	(27,933)	(27,479)	(25,942)
Repayment of capital leases	(2,591)	(3,340)	(2,995)
Borrowings against cash surrender value of corporate-owned life insurance	59,431	59,766	59,565
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(64,593)	(41,249)	(145,418)
Stock-based compensation excess tax benefits	1,307	875	576
Issuance of common stock	257,998	87,669	32,906
Distributions to shareholders of noncontrolling interests	(1,076)	(1,030)	(2,419)
Cash dividends paid	(186,120)	(171,507)	(162,904)
Other financing activities	(3,277)	(2,092)	(2,719)
Cash Flows (used in) from Financing Activities	(66,164)	14,462	(62,244)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,325)	69	(1,342)
CASH AND CASH EQUIVALENTS:
Beginning of period	4,556	4,487	5,829
End of period	$3,231	$4,556	$4,487

The accompanying notes are an integral part of these consolidated financial statements.

WESTAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in Thousands)

	Westar Energy, Inc. Shareholders
	Common stock shares	Common stock	Paid-in capital	Retained earnings	Non-controlling interests	Total equity
Balance as of December 31, 2012	126,503,748	$632,519	$1,656,972	$606,649	$14,115	$2,910,255
Net income	—	—	—	292,520	8,343	300,863
Issuance of stock	1,256,391	6,282	26,624	—	—	32,906
Issuance of stock for compensation and reinvested dividends	494,090	2,470	7,171	—	—	9,641
Tax withholding related to stock compensation	—	—	(2,719)	—	—	(2,719)
Dividends declared on common stock ($1.36 per share)	—	—	—	(174,393)	—	(174,393)
Stock compensation expense	—	—	8,103	—	—	8,103
Tax benefit on stock compensation	—	—	576	—	—	576
Deconsolidation of noncontrolling interests	—	—	—	—	(14,282)	(14,282)
Distributions to shareholders of noncontrolling interests	—	—	—	—	(2,419)	(2,419)
Balance as of December 31, 2013	128,254,229	641,271	1,696,727	724,776	5,757	3,068,531
Net income	—	—	—	313,259	9,066	322,325
Issuance of stock	3,026,239	15,131	72,538	—	—	87,669
Issuance of stock for compensation and reinvested dividends	406,986	2,035	7,120	—	—	9,155
Tax withholding related to stock compensation	—	—	(2,092)	—	—	(2,092)
Dividends declared on common stock ($1.40 per share)	—	—	—	(182,736)	—	(182,736)
Stock compensation expense	—	—	7,193	—	—	7,193
Tax benefit on stock compensation	—	—	875	—	—	875
Deconsolidation of noncontrolling interests	—	—	—	—	(7,342)	(7,342)
Distributions to shareholders of noncontrolling interests	—	—	—	—	(1,030)	(1,030)
Other	—	—	(1,241)	—	—	(1,241)
Balance as of December 31, 2014	131,687,454	658,437	1,781,120	855,299	6,451	3,301,307
Net income	—	—	—	291,929	9,867	301,796
Issuance of stock	9,249,986	46,250	211,748	—	—	257,998
Issuance of stock for compensation and reinvested dividends	415,986	2,080	8,373	—	—	10,453
Tax withholding related to stock compensation	—	—	(3,277)	—	—	(3,277)
Dividends declared on common stock ($1.44 per share)	—	—	—	(201,398)	—	(201,398)
Stock compensation expense	—	—	8,250	—	—	8,250
Tax benefit on stock compensation	—	—	1,307	—	—	1,307
Distributions to shareholders of noncontrolling interests	—	—	—	—	(1,076)	(1,076)
Other	—	—	(3,397)	—	—	(3,397)
Balance as of December 31, 2015	141,353,426	$706,767	$2,004,124	$945,830	$15,242	$3,671,963

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

Fuel Inventory and Supplies

We state fuel inventory and supplies at average cost. Following are the balances for fuel inventory and supplies stated separately.

	As of December 31,
	2015	2014
	(In Thousands)
Fuel inventory	$113,438	$70,416
Supplies	187,856	176,990
Fuel inventory and supplies	$301,294	$247,406

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

	Year Ended December 31,
	2015	2014	2013
	(Dollars In Thousands)
Borrowed funds	$3,505	12,044	11,706
Equity funds	2,075	17,029	14,143
Total	$5,580	$29,073	$25,849
Average AFUDC Rates	2.7%	6.7%	4.8%

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

Depreciation

We depreciate utility plant using a straight-line method. The depreciation rates are based on an average annual composite basis using group rates that approximated 2.5% in 2015, 2.4% in 2014 and 2.5% in 2013.

Depreciable lives of property, plant and equipment are as follows.

	Years
Fossil fuel generating facilities	6	to	78
Nuclear fuel generating facility	55	to	71
Wind generating facilities	19	to	20
Transmission facilities	15	to	75
Distribution facilities	22	to	68
Other	5	to	30

Nuclear Fuel

We record as property, plant and equipment our share of the cost of nuclear fuel used in the process of refinement, conversion, enrichment and fabrication. We reflect this at original cost and amortize such amounts to fuel expense based on the quantity of heat consumed during the generation of electricity as measured in millions of British thermal units (MMBtu). The accumulated amortization of nuclear fuel in the reactor was $59.1 million as of December 31, 2015, and $72.3 million as of December 31, 2014. The cost of nuclear fuel charged to fuel and purchased power expense was $27.3 million in 2015, $27.3 million in 2014 and $26.5 million in 2013.

Cash Surrender Value of Life Insurance

We recorded on our consolidated balance sheets in other long-term assets the following amounts related to corporate-owned life insurance (COLI) policies.

	As of December 31,
	2015	2014
	(In Thousands)
Cash surrender value of policies	$1,299,408	$1,306,777
Borrowings against policies	(1,168,794)	(1,173,956)
Corporate-owned life insurance, net	$130,614	$132,821

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

Our unbilled revenue estimate is affected by factors including fluctuations in energy demand, weather, line losses and changes in the composition of customer classes. We recorded estimated unbilled revenue of $66.0 million as of December 31, 2015, and $61.0 million as of December 31, 2014.

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

We record deferred tax assets to the extent capital losses, operating losses or tax credits will be carried forward to future periods. However, when we believe based on available evidence that we do not, or will not, have sufficient future capital gains or taxable income in the appropriate taxing jurisdiction to realize the entire benefit during the applicable carryforward period, we record a valuation allowance against the deferred tax asset.

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

The following table reconciles our basic and diluted EPS from net income.

	Year Ended December 31,
	2015	2014	2013
	(Dollars In Thousands, Except Per Share Amounts)
Net income	$301,796	$322,325	$300,863
Less: Net income attributable to noncontrolling interests	9,867	9,066	8,343
Net income attributable to Westar Energy, Inc.	291,929	313,259	292,520
Less: Net income allocated to RSUs	646	790	810
Net income allocated to common stock	$291,283	$312,469	$291,710

Weighted average equivalent common shares outstanding – basic	137,957,515	130,014,941	127,462,994
Effect of dilutive securities:
RSUs	299,198	181,397	17,195
Forward sale agreements	1,021,510	2,628,187	818,505
Weighted average equivalent common shares outstanding – diluted (a)	139,278,223	132,824,525	128,298,694

Earnings per common share, basic	$2.11	$2.40	$2.29
Earnings per common share, diluted	$2.09	$2.35	$2.27
_______________

(a)	For the years ended December 31, 2015, 2014 and 2013, we had no antidilutive securities.

Supplemental Cash Flow Information

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
CASH PAID FOR (RECEIVED FROM):
Interest on financing activities, net of amount capitalized	$161,484	$160,292	$148,691
Interest on financing activities of VIEs	10,430	12,183	13,892
Income taxes, net of refunds	(410)	458	(11)
NON-CASH INVESTING TRANSACTIONS:
Property, plant and equipment additions	105,169	143,192	127,544
Property, plant and equipment of VIEs	—	(7,342)	(14,282)
NON-CASH FINANCING TRANSACTIONS:
Issuance of stock for compensation and reinvested dividends	10,453	9,155	9,641
Deconsolidation of VIEs	—	(7,342)	(14,282)
Assets acquired through capital leases	3,130	8,717	334

New Accounting Pronouncements

We prepare our consolidated financial statements in accordance with GAAP for the United States of America. To address current issues in accounting, the Financial Accounting Standards Board (FASB) issued the following new accounting pronouncements which may affect our accounting and/or disclosure.

Presentation of Financial Statements

In November 2015, the FASB issued Accounting Standard Update (ASU) No. 2015-17 to simplify the presentation of deferred income taxes. This guidance requires that deferred tax liabilities and assets be classified as long-term in a classified statement of position. The guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We have elected to retrospectively adopt effective December 31, 2015, resulting in reducing long-term deferred income tax liabilities as of December 31, 2014, by $29.6 million previously presented as current deferred tax assets.

In April 2015, the FASB issued ASU No. 2015-03 to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. We have elected to adopt effective December 31, 2015, resulting in reducing long-term debt as of December 31, 2014, by $1.9 million previously presented in other current assets and $26.6 million previously presented in other long-term assets.

Extraordinary and Unusual Items

In January 2015, the FASB issued ASU No. 2015-01, which eliminates the accounting concept of extraordinary items. The objective of the new guidance is to reduce complexity in accounting standards while maintaining or improving the usefulness of information provided. The guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. We elected to adopt effective January 1, 2015, without an impact to our financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, which addresses revenue from contracts with customers. The objective of the new guidance is to establish principles to report useful information to users of financial statements about the nature, amount, timing and uncertainty of revenue from contracts with customers. This guidance was effective for fiscal years beginning after December 15, 2016. However, in August 2015, the FASB deferred the effective date by one year. Early application of the standard is permitted for fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective application or cumulative effect transition method. We have not yet selected a transition method or determined the impact on our consolidated financial statements but we do not expect it to be material.

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

	As of December 31,
	2015	2014
	(In Thousands)
Regulatory Assets:
Deferred employee benefit costs	$353,785	$435,590
Amounts due from customers for future income taxes, net	144,120	153,984
Debt reacquisition costs	121,631	61,079
Depreciation	65,797	68,422
Ad valorem tax	44,455	39,428
Asset retirement obligations	31,996	26,106
Treasury yield hedges	25,634	26,614
Wolf Creek outage	16,561	11,165
Disallowed plant costs	15,639	15,809
La Cygne environmental costs	15,446	—
Energy efficiency program costs	7,922	8,933
Other regulatory assets	17,932	12,648
Total regulatory assets	$860,918	$859,778

Regulatory Liabilities:
Deferred regulatory gain from sale leaseback	$75,560	$81,055
Removal costs	53,834	88,242
Jurisdictional allowance for funds used during construction	32,673	33,103
Pension and other post-retirement benefits costs	32,181	15,473
Nuclear decommissioning	30,659	43,641
La Cygne leasehold dismantling costs	25,330	22,918
Kansas tax credits	12,857	12,725
Retail energy cost adjustment	12,686	33,274
Purchase power agreement	9,972	4,377
Other regulatory liabilities	7,059	8,677
Total regulatory liabilities	$292,811	$343,485

Below we summarize the nature and period of recovery for each of the regulatory assets listed in the table above.

•
Deferred employee benefit costs: Includes $319.7 million for pension and post-retirement benefit obligations and $34.1 million for actual pension expense in excess of the amount of such expense recognized in setting our prices. The decrease from 2014 to 2015 is attributable primarily to an increase in the discount rates used to calculate our and Wolf Creek’s pension benefit obligations and the adoption of updated mortality tables. During 2016, we will amortize to expense approximately $26.0 million of the benefit obligations and approximately $6.8 million of the excess pension expense. We are amortizing the excess pension expense over a five-year period. We do not earn a return on this asset.

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

•
Treasury yield hedges: Represents the effective portion of treasury yield hedge transactions. This amount will be amortized to interest expense over the term of the related debt. We do not earn a return on this asset.

•
Wolf Creek outage: We defer the expenses associated with Wolf Creek’s scheduled refueling and maintenance outages and amortize these expenses during the period between planned outages. We do not earn a return on this asset.

•
Disallowed plant costs: Originally there was a decision to disallow certain costs related to the Wolf Creek plant. Subsequently, in 1987, the Kansas Corporation Commission (KCC) revised its original conclusion and provided for recovery of an indirect disallowance with no return on investment. This regulatory asset represents the present value of the future expected revenues to be provided to recover these costs, net of the amounts amortized.

•
La Cygne environmental costs: Represents the deferral of depreciation and amortization expense and associated carrying charges related to the La Cygne Generating Station (La Cygne) environmental project from the in-service date until late October 2015, the effective date of our state general rate review. This amount will be amortized over the life of the related asset. We earn a return on this asset.

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

Below we summarize the nature and period of amortization for each of the regulatory liabilities listed in the table above.

•	Deferred regulatory gain from sale leaseback: Represents the gain KGE recorded on the 1987 sale and leaseback of its 50% interest in La Cygne unit 2. We amortize the gain over the lease term.

•
Removal costs: Represents amounts collected, but not yet spent, to dispose of plant assets that do not represent legal retirement obligations. This liability will be discharged as removal costs are incurred.

•
Jurisdictional allowance for funds used during construction: This item represents AFUDC that is accrued subsequent to the time the associated construction charges are included in our rates and prior to the time the related assets are placed in service. The AFUDC is amortized to depreciation expense over the useful life of the asset that is placed in service.

•
Pension and other post-retirement benefits costs: Represents amount of pension and other post-retirement benefits expense recognized in setting our prices in excess of actual pension and other post-retirement benefits expense. We amortize the amount over a five-year period.

•
Nuclear decommissioning: We have a legal obligation to decommission Wolf Creek at the end of its useful life. This amount represents the difference between the fair value of the assets held in a decommissioning trust and the amount recorded for the accumulated accretion and depreciation expense associated with our ARO. See Notes 4, 5 and 14, “Financial Instruments and Trading Securities,” “Financial Investments” and “Asset Retirement Obligations,” respectively, for information regarding our nuclear decommissioning trust (NDT) and our ARO.

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

•
Purchase power agreement: This item represents the amount included in retail electric rates from customers in excess of the costs incurred by us under the purchase power agreement with Westar Generating. We amortize the amount over a three-year period.

•
Other regulatory liabilities: Includes various regulatory liabilities that individually are relatively small in relation to the total regulatory liability balance. Other regulatory liabilities will be credited over various periods.

KCC Proceedings

General and Abbreviated Rate Reviews

In September 2015, the KCC issued an order in our state general rate review allowing us to adjust our prices to include, among other things, additional investment in La Cygne environmental upgrades and investment to extend the life of Wolf Creek. The new prices were effective late October 2015 and are expected to increase our annual retail revenues by approximately $78.3 million. The KCC also approved our request to file an abbreviated rate review within 12 months of the effective date of this order to update our prices to include additional capital costs related to La Cygne environmental upgrades, investment to extend the life of Wolf Creek, costs related to programs to improve grid resiliency and costs associated with investments in other environmental projects during 2015.

In November 2013, the KCC issued an order in our state abbreviated rate review allowing us to adjust our prices to include additional investment in La Cygne environmental upgrades and to reflect cost reductions elsewhere. The new prices were expected to increase our annual retail revenues by approximately $30.7 million.

Environmental Costs

In October 2015, in connection with the state general rate review, we agreed to no longer make annual filings with the KCC to adjust our prices to include costs associated with investments in air quality equipment made during the prior year. The existing balance of costs associated with these investments were rolled into our base prices. In the future, we will need to seek approval from the KCC for individual projects. In the most recent three years, the KCC issued orders related to such filings allowing us to increase our annual retail revenues by approximately:

•	$10.8 million effective in June 2015;

•	$11.0 million effective in June 2014; and

•	$27.3 million effective in June 2013.

Transmission Costs

We make annual filings with the KCC to adjust our prices to include updated transmission costs as reflected in our transmission formula rate (TFR) discussed below. In the most recent three years, the KCC issued orders related to such filings allowing us to increase our annual retail revenues by approximately:

•	$7.2 million effective in April 2015;

•	$41.0 million effective in April 2014; and

•	$11.8 million effective in March 2013.

Property Tax Surcharge

We make annual filings with the KCC to adjust our prices to include the cost incurred for property taxes. In October 2015, in connection with the state general rate review, the existing balance of costs incurred for property taxes were rolled into our base prices. In the most recent four years, the KCC issued orders related to such filings allowing us to increase our annual retail revenues by approximately:

•	$5.0 million effective in January 2016;

•	$4.9 million effective in January 2015;

•	$12.7 million effective in January 2014; and

•	$15.2 million effective in January 2013.

FERC Proceedings

In October of each year, we post an updated TFR that includes projected transmission capital expenditures and operating costs for the following year. This rate provides the basis for our annual request with the KCC to adjust our retail prices to include updated transmission costs as noted above. In the most recent four years, we posted our TFR which was expected to adjust our annual transmission revenues by approximately:

•	$21.6 million increase effective in January 2016;

•	$4.6 million decrease effective in January 2015;

•	$44.3 million increase effective in January 2014; and

•	$12.2 million increase effective in January 2013.

In August 2014, the KCC filed a complaint against us with the Federal Energy Regulatory Commission (FERC) under Section 206 of the Federal Power Act (FPA).  The complaint sought to lower our base return on equity (ROE) used in determining our TFR, which would result in a refund obligation and reduce our future transmission revenues. In June 2015, we filed a settlement agreement with the FERC, which if approved, would result in an ROE of 10.3%, which consists of a 9.8% base ROE plus a 0.5% incentive ROE for participation in an RTO. In July 2015, FERC staff filed comments supporting the proposed settlement. As a result, for the year ended December 31, 2015, we recorded a liability of $13.8 million for our estimated refund obligation from the refund effective date of August 20, 2014 through December 31, 2015. In addition, we estimate our future transmission revenues would be reduced by approximately $11.0 million on an annualized basis as a result of the reduced ROE.

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

	As of December 31, 2015		As of December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
Fixed-rate debt	$3,080,000	$3,259,533	$3,105,000	$3,488,410
Fixed-rate debt of VIEs	166,271	179,030	194,204	213,579

Recurring Fair Value Measurements

The following table provides the amounts and their corresponding level of hierarchy for our assets that are measured at fair value.

As of December 31, 2015	Level 1	Level 2	Level 3	Total
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity funds	$—	$50,872	$6,050	$56,922
International equity funds	—	33,595	—	33,595
Core bond fund	—	25,976	—	25,976
High-yield bond fund	—	15,288	—	15,288
Emerging market bond fund	—	13,584	—	13,584
Combination debt/equity/other funds	—	11,343	—	11,343
Alternative investment fund	—	—	16,439	16,439
Real estate securities fund	—	—	10,823	10,823
Cash equivalents	87	—	—	87
Total Nuclear Decommissioning Trust	87	150,658	33,312	184,057
Trading Securities:
Domestic equity funds	—	17,876	—	17,876
International equity fund	—	4,430	—	4,430
Core bond fund	—	11,423	—	11,423
Cash equivalents	159	—	—	159
Total Trading Securities	159	33,729	—	33,888
Total Assets Measured at Fair Value	$246	$184,387	$33,312	$217,945

As of December 31, 2014	Level 1	Level 2	Level 3	Total
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity funds	$—	$54,925	$6,047	$60,972
International equity funds	—	30,791	—	30,791
Core bond fund	—	19,289	—	19,289
High-yield bond fund	—	13,198	—	13,198
Emerging market bond fund	—	10,988	—	10,988
Other fixed income fund	—	4,779	—	4,779
Combination debt/equity/other funds	—	18,141	—	18,141
Alternative investment fund	—	—	16,970	16,970
Real estate securities fund	—	—	9,548	9,548
Cash equivalents	340	—	—	340
Total Nuclear Decommissioning Trust	340	152,111	32,565	185,016
Trading Securities:
Domestic equity funds	—	18,698	—	18,698
International equity fund	—	4,252	—	4,252
Core bond fund	—	12,379	—	12,379
Cash equivalents	168	—	—	168
Total Trading Securities	168	35,329	—	35,497
Total Assets Measured at Fair Value	$508	$187,440	$32,565	$220,513

The following table provides reconciliations of assets held in the NDT measured at fair value using significant level 3 inputs for the years ended December 31, 2015 and 2014.

	Domestic Equity Funds	Alternative Investment Fund	Real Estate Securities Fund	Net Balance
	(In Thousands)
Balance as of December 31, 2014	$6,047	$16,970	$9,548	$32,565
Total realized and unrealized gains and (losses) included in:
Regulatory liabilities	899	(531)	1,275	1,643
Purchases	400	—	406	806
Sales	(1,296)	—	(406)	(1,702)
Balance as of December 31, 2015	$6,050	$16,439	$10,823	$33,312

Balance as of December 31, 2013	$5,817	$15,675	$8,511	$30,003
Total realized and unrealized gains and (losses) included in:
Regulatory liabilities	391	1,295	1,037	2,723
Purchases	335	—	351	686
Sales	(496)	—	(351)	(847)
Balance as of December 31, 2014	$6,047	$16,970	$9,548	$32,565

Portions of the gains and losses contributing to changes in net assets in the above table are unrealized. The following table summarizes the unrealized gains and losses we recorded to regulatory liabilities on our consolidated financial statements during the years ended December 31, 2015 and 2014, attributed to level 3 assets. See Note 3, “Rate Matters and Regulation,” for additional information regarding our regulatory assets and liabilities.

	Domestic Equity Funds	Alternative Investment Fund	Real Estate Securities Fund	Net Balance
	(In Thousands)
Total unrealized gains (losses):
Year ended December 31, 2015	$(397)	$(531)	$869	$(59)
Year ended December 31, 2014	(105)	1,296	685	1,876

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

	As of December 31, 2015		As of December 31, 2014		As of December 31, 2015
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Frequency	Length of Settlement
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity funds	$6,050	$1,948	$6,047	$2,348	(a)	(a)
Alternative investment fund (b)	16,439	—	16,970	—	Quarterly	65 days
Real estate securities fund (c)	10,823	—	9,548	—	Quarterly	80 days
Total Nuclear Decommissioning Trust	$33,312	$1,948	$32,565	$2,348

Trading Securities:
Domestic equity funds	$17,876	$—	$18,698	$—	Upon Notice	1 day
International equity funds	4,430	—	4,252	—	Upon Notice	1 day
Core bond fund	11,423	—	12,379	—	Upon Notice	1 day
Total Trading Securities	33,729	—	35,329	—
Total	$67,041	$1,948	$67,894	$2,348
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

(b)	There is a holdback on final redemptions.

(c)	In January 2016, we initiated a plan to sell this investment. We expect to receive proceeds in the amount of the investment’s fair value, determined as of March 31, 2016.

Derivative Instruments

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

Trading Securities

We hold equity and debt investments which we classify as trading securities in a trust used to fund certain retirement benefit obligations. These obligations totaled $27.4 million and $29.8 million as of December 31, 2015 and 2014, respectively. For additional information on our benefit obligations, see Note 11, “Employee Benefit Plans.”

As of December 31, 2015 and 2014, we measured the fair value of trust assets at $33.9 million and $35.5 million, respectively. We include unrealized gains or losses on these securities in investment earnings on our consolidated statements of income. For the years ended December 31, 2015, 2014 and 2013, we recorded unrealized gains of $0.4 million, $2.6 million and $6.7 million, respectively, on assets still held.

Available-for-Sale Securities

We hold investments in a trust for the purpose of funding the decommissioning of Wolf Creek. We have classified these investments as available-for-sale and have recorded all such investments at their fair market value as of December 31, 2015 and 2014.

Using the specific identification method to determine cost, we realized a loss on our available-for-sale securities of $0.9 million in 2015. In 2014 and 2013, we realized gains on our available-for-sale securities of $0.1 million and $5.3 million, respectively. We record net realized and unrealized gains and losses in regulatory liabilities on our consolidated balance sheets. This reporting is consistent with the method we use to account for the decommissioning costs we recover in our prices. Gains or losses on assets in the trust fund are recorded as increases or decreases, respectively, to regulatory liabilities and could result in lower or higher funding requirements for decommissioning costs, which we believe would be reflected in the prices paid by our customers.

The following table presents the cost, gross unrealized gains and losses, fair value and allocation of investments in the NDT fund as of December 31, 2015 and 2014.

		Gross Unrealized
Security Type	Cost	Gain	Loss	Fair Value	Allocation
	(Dollars In Thousands)
As of December 31, 2015:
Domestic equity funds	$49,488	$7,436	$(2)	$56,922	32%
International equity funds	33,458	1,372	(1,235)	33,595	18%
Core bond fund	26,397	—	(421)	25,976	14%
High-yield bond fund	17,047	—	(1,759)	15,288	8%
Emerging market bond fund	16,306	—	(2,722)	13,584	7%
Combination debt/equity/other funds	8,239	3,104	—	11,343	6%
Alternative investment fund	15,000	1,439	—	16,439	9%
Real estate securities fund	11,026	—	(203)	10,823	6%
Cash equivalents	87	—	—	87	<1%
Total	$177,048	$13,351	$(6,342)	$184,057	100%

As of December 31, 2014:
Domestic equity funds	$46,126	$14,853	$(7)	$60,972	33%
International equity funds	27,521	3,683	(413)	30,791	17%
Core bond fund	18,811	478	—	19,289	10%
High-yield bond fund	13,342	—	(144)	13,198	7%
Emerging market bond fund	12,556	—	(1,568)	10,988	6%
Other fixed income fund	4,798	—	(19)	4,779	3%
Combination debt/equity/other funds	14,975	3,786	(620)	18,141	10%
Alternative investment fund	15,000	1,970	—	16,970	9%
Real estate securities fund	10,619	—	(1,071)	9,548	5%
Cash equivalents	340	—	—	340	<1%
Total	$164,088	$24,770	$(3,842)	$185,016	100%

The following table presents the fair value and the gross unrealized losses of the available-for-sale securities held in the NDT fund aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2015 and 2014.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
As of December 31, 2015:
Domestic equity funds	$—	$—	$668	$(2)	$668	$(2)
International equity funds	—	—	6,717	(1,235)	6,717	(1,235)
Core bond funds	25,976	(421)	—	—	25,976	(421)
High-yield bond fund	15,288	(1,759)	—	—	15,288	(1,759)
Emerging market bond fund	—	—	13,584	(2,722)	13,584	(2,722)
Real estate securities fund	—	—	10,823	(203)	10,823	(203)
Total	$41,264	$(2,180)	$31,792	$(4,162)	$73,056	$(6,342)

As of December 31, 2014:
Domestic equity funds	$—	$—	$263	$(7)	$263	$(7)
International equity funds	5,905	(413)	—	—	5,905	(413)
High-yield bond fund	13,198	(144)	—	—	13,198	(144)
Emerging market bond fund	—	—	10,988	(1,568)	10,988	(1,568)
Other fixed income fund	4,779	(19)	—	—	4,779	(19)
Combination debt/equity/other funds	—	—	5,892	(620)	5,892	(620)
Real estate securities fund	—	—	9,548	(1,071)	9,548	(1,071)
Total	$23,882	$(576)	$26,691	$(3,266)	$50,573	$(3,842)

6. PROPERTY, PLANT AND EQUIPMENT

The following is a summary of our property, plant and equipment balance.

	As of December 31,
	2015	2014
	(In Thousands)
Electric plant in service	$11,449,933	$10,620,292
Electric plant acquisition adjustment	802,318	802,318
Accumulated depreciation	(4,178,885)	(4,112,483)
	8,073,366	7,310,127
Construction work in progress	349,402	773,144
Nuclear fuel, net	68,349	79,637
Plant to be retired, net (a)	33,785	—
Net property, plant and equipment	$8,524,902	$8,162,908
  _______________
(a) Represents the retirement of analog meters prior to the end of their remaining useful lives due to modernization of meter technology.

	As of December 31,
	2015	2014
	(In Thousands)
Electric plant of VIEs	$497,999	$497,999
Accumulated depreciation of VIEs	(229,760)	(219,426)
Net property, plant and equipment of VIEs	$268,239	$278,573

We recorded depreciation expense on property, plant and equipment of $287.9 million in 2015, $263.8 million in 2014 and $249.9 million in 2013. Approximately $9.6 million, $9.7 million and $9.7 million of depreciation expense in 2015, 2014 and 2013, respectively, was attributable to property, plant and equipment of VIEs.

7. JOINT OWNERSHIP OF UTILITY PLANTS

Under joint ownership agreements with other utilities, we have undivided ownership interests in four electric generating stations. Energy generated and operating expenses are divided on the same basis as ownership with each owner reflecting its respective costs in its statements of income and each owner responsible for its own financing. Information relative to our ownership interests in these facilities as of December 31, 2015, is shown in the table below.

Plant	In-Service Dates	Investment	Accumulated Depreciation	Construction Work in Progress	Net MW	Ownership Percentage
		(Dollars in Thousands)
La Cygne unit 1 (a)	June 1973	$602,599	$152,737	$22,461	368	50
JEC unit 1 (a)	July 1978	816,051	188,649	800	670	92
JEC unit 2 (a)	May 1980	546,955	200,286	10,112	651	92
JEC unit 3 (a)	May 1983	715,624	325,599	18,959	654	92
Wolf Creek (b)	Sept. 1985	1,880,243	817,353	72,864	551	47
State Line (c)	June 2001	111,451	57,828	263	196	40
Total		$4,672,923	$1,742,452	$125,459	3,090
_______________

(a)
Jointly owned with Kansas City Power & Light Company (KCPL). Our 8% leasehold interest in Jeffrey Energy Center (JEC) that is consolidated as a VIE is reflected in the net megawatts (MW) and ownership percentage provided above, but not in the other amounts in the table.

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

In addition, we also consolidate a VIE that holds our 50% leasehold interest in La Cygne unit 2, which represents 331 MW of net capacity. The VIE’s investment in the 50% interest was $392.1 million and accumulated depreciation was $201.6 million as of December 31, 2015. We include these amounts in property, plant and equipment of VIEs, net on our consolidated balance sheets. See Note 17, “Variable Interest Entities,” for additional information about VIEs.

8. SHORT-TERM DEBT

In September 2015, Westar Energy extended the term of its $730.0 million revolving credit facility to terminate in September 2019, $20.7 million of which will expire in September 2017. As long as there is no default under the facility, Westar Energy may extend the facility up to an additional year and may increase the aggregate amount of borrowings under the facility to $1.0 billion, both subject to lender participation. All borrowings under the facility are secured by KGE first mortgage bonds. As of December 31, 2015, no amounts had been borrowed and $19.2 million of letters of credit had been issued under this revolving credit facility. As of December 31, 2014, no amounts had been borrowed and $15.6 million of letters of credit had been issued under this revolving credit facility.

In February 2014, Westar Energy extended the term of the $270.0 million revolving credit facility to February 2017, of which $20.0 million of this facility was scheduled to terminate in February 2016. In April 2015, the $20.0 million was extended to also terminate in February 2017. So long as there is no default under the facility, Westar Energy may increase the aggregate amount of borrowings under the facility to $400.0 million, subject to lender participation. All borrowings under the facility are secured by KGE first mortgage bonds. As of December 31, 2015 and 2014, Westar Energy had no borrowed amounts or letters of credit outstanding under this revolving credit facility.

Westar Energy maintains a commercial paper program pursuant to which it may issue commercial paper up to a maximum aggregate amount outstanding at any one time of $1.0 billion. This program is supported by Westar Energy’s revolving credit facilities. Maturities of commercial paper issuances may not exceed 365 days from the date of issuance and proceeds from such issuances will be used to temporarily fund capital expenditures, to redeem debt on an interim basis, for working capital and/or for other general corporate purposes. Westar Energy had $250.3 million and $257.6 million of commercial paper issued and outstanding as of December 31, 2015 and 2014, respectively.

In addition, total combined borrowings under Westar Energy’s commercial paper program and revolving credit facilities may not exceed $1.0 billion at any given time. The weighted average interest rate on short-term borrowings outstanding as of December 31, 2015 and 2014, was 0.77% and 0.52%, respectively. Additional information regarding our short-term debt is as follows.

	Year Ended December 31,
	2015	2014
	(Dollars in Thousands)
Weighted average short-term debt outstanding	$350,380	$232,336
Weighted daily average interest rates, excluding fees	0.48%	0.30%

Our interest expense on short-term debt was $3.0 million in 2015, $2.0 million in 2014 and $2.4 million in 2013.

9. LONG-TERM DEBT

Outstanding Debt

The following table summarizes our long-term debt outstanding.

	As of December 31,
	2015	2014
	(In Thousands)
Westar Energy
First mortgage bond series:
5.15% due 2017	$125,000	$125,000
8.625% due 2018	—	300,000
5.10% due 2020	250,000	250,000
3.25% due 2025	250,000	—
5.95% due 2035	—	125,000
5.875% due 2036	—	150,000
4.125% due 2042	550,000	550,000
4.10% due 2043	430,000	430,000
4.625% due 2043	250,000	250,000
4.25% due 2045	300,000	—
	2,155,000	2,180,000
Pollution control bond series:
Variable due 2032, 0.02% as of December 31, 2015; 0.06% as of December 31, 2014	45,000	45,000
Variable due 2032, 0.02% as of December 31, 2015; 0.08% as of December 31, 2014	30,500	30,500
	75,500	75,500

KGE
First mortgage bond series:
6.70% due 2019	300,000	300,000
6.15% due 2023	50,000	50,000
6.53% due 2037	175,000	175,000
6.64% due 2038	100,000	100,000
4.30% due 2044	250,000	250,000
	875,000	875,000
Pollution control bond series:
Variable due 2027, 0.02% as of December 31, 2015; 0.08% as of December 31, 2014	21,940	21,940
4.85% due 2031 (c)	50,000	50,000
Variable due 2032, 0.02% as of December 31, 2015; 0.08% as of December 31, 2014	14,500	14,500
Variable due 2032, 0.02% as of December 31, 2015; 0.08% as of December 31, 2014	10,000	10,000
	96,440	96,440

Total long-term debt	3,201,940	3,226,940
Unamortized debt discount (a)	(10,374)	(11,401)
Unamortized debt issuance expense (a)	(27,616)	(28,459)
Long-term debt, net	$3,163,950	$3,187,080

Variable Interest Entities
5.92% due 2019 (b)	$4,223	$8,413
5.647% due 2021 (b)	162,048	185,791
Total long-term debt of variable interest entities	166,271	194,204
Unamortized debt premium (a)	135	294
Long-term debt of variable interest entities due within one year	(28,309)	(27,933)
Long-term debt of variable interest entities, net	$138,097	$166,565
_______________
(a) We amortize debt discounts and issuance expense to interest expense over the term of the respective issues.
(b) Portions of our payments related to this debt reduce the principal balances each year until maturity.
(c) KGE has entered into an agreement to refund this debt in June 2016.

The Westar Energy and KGE mortgages each contain provisions restricting the amount of first mortgage bonds that could be issued by each entity. We must comply with such restrictions prior to the issuance of additional first mortgage bonds or other secured indebtedness.

The amount of Westar Energy first mortgage bonds authorized by its Mortgage and Deed of Trust, dated July 1, 1939, as supplemented, is subject to certain limitations as described below. The amount of KGE first mortgage bonds authorized by the KGE Mortgage and Deed of Trust, dated April 1, 1940, as supplemented and amended, is limited to a maximum of $3.5 billion, unless amended further. First mortgage bonds are secured by utility assets. Amounts of additional bonds that may be issued are subject to property, earnings and certain restrictive provisions, except in connection with certain refundings, of each mortgage. As of December 31, 2015, approximately $851.0 million principal amount of additional first mortgage bonds could be issued under the most restrictive provisions in Westar Energy’s mortgage. As of December 31, 2015, approximately $1.5 billion principal amount of additional KGE first mortgage bonds could be issued under the most restrictive provisions in KGE’s mortgage.

As of December 31, 2015, we had $121.9 million of variable rate, tax-exempt bonds outstanding. While the interest rates for these bonds have been extremely low, we continue to monitor the credit markets and evaluate our options with respect to these bonds.

In February 2016, KGE, as lessee to the La Cygne sale-leaseback, effected a refunding of $162.1 million in outstanding bonds held by the trustee of the lease maturing March 2021. The stated interest rate of the bonds was reduced from 5.647% to 2.398%. See Note 17, “Variable Interest Entities,” for additional information regarding our La Cygne sale-leaseback.

In November 2015, Westar Energy issued $250.0 million in principal amount of first mortgage bonds bearing stated interest at 3.25% and maturing December 2025. Concurrently, Westar Energy issued $300.0 million in principal amount of first mortgage bonds bearing stated interest at 4.25% and maturing December 2045.

Also in November 2015, Westar Energy redeemed $300.0 million in principal amount of first mortgage bonds bearing stated interest at 8.625% maturing in December 2018 for $360.9 million which included a call premium. The call premium was recorded as a regulatory asset and is being amortized over the term of the new bonds.

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

In June 2014, KGE redeemed $177.5 million in principal amount of pollution control bonds bearing stated interest rates between 5.00% and 5.30%.

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

Maturities

The principal amounts of our long-term debt maturities as of December 31, 2015, are as follows.

Year	Long-term debt	Long-term debt of VIEs
	(In Thousands)
2016	$—	$28,309
2017	125,000	26,842
2018	—	28,538
2019	300,000	31,485
2020	250,000	32,254
Thereafter	2,526,940	18,843
Total maturities	$3,201,940	$166,271

Interest expense on long-term debt, net of debt AFUDC, was $152.7 million in 2015, $158.8 million in 2014 and $154.9 million in 2013. Interest expense on long-term debt of VIEs was $9.8 million in 2015, $11.4 million in 2014 and $13.0 million in 2013.

10. TAXES

Income tax expense is comprised of the following components.

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Income Tax Expense (Benefit):
Current income taxes:
Federal	$327	$416	$135
State	341	(597)	279
Deferred income taxes:
Federal	124,891	124,923	102,030
State	29,484	29,657	24,443
Investment tax credit amortization	(3,043)	(3,129)	(3,166)
Income tax expense	$152,000	$151,270	$123,721

The tax effect of the temporary differences and carryforwards that comprise our deferred tax assets and deferred tax liabilities are summarized in the following table.

	As of December 31,
	2015	2014
	(In Thousands)
Deferred tax assets:
Tax credit carryforward (a)	$266,963	$257,827
Net operating loss carryforward (b)	129,232	179,285
Deferred employee benefit costs	122,757	158,102
Deferred state income taxes	67,307	66,557
Deferred regulatory gain on sale-leaseback	33,287	35,706
Deferred compensation	27,266	29,315
Alternative minimum tax carryforward (c)	26,725	24,114
Accrued liabilities	21,115	23,048
Disallowed costs	10,211	10,829
LaCygne dismantling cost	10,018	9,064
Capital loss carryforward (d)	1,668	1,981
Other	41,319	27,689
Total gross deferred tax assets	757,868	823,517
Less: Valuation allowance (e)	1,668	1,981
Deferred tax assets	$756,200	$821,536

Deferred tax liabilities:
Accelerated depreciation	$1,787,457	$1,664,367
Acquisition premium	155,881	163,894
Amounts due from customers for future income taxes, net	144,120	153,984
Deferred employee benefit costs	122,757	158,102
Deferred state income taxes	59,787	59,170
Debt reacquisition costs	42,314	20,102
Pension expense tracker	12,051	14,187
Storm costs	—	15,713
Other	23,263	17,868
Total deferred tax liabilities	$2,347,630	$2,267,387

Net deferred income tax liabilities	$1,591,430	$1,445,851
_______________

(a)
Based on filed tax returns and amounts expected to be reported in current year tax returns (December 31, 2015), we had available federal general business tax credits of $80.9 million and state investment tax credits of $186.1 million. The federal general business tax credits were primarily generated from production tax credits. These tax credits expire beginning in 2020 and ending in 2035. The state investment tax credits expire beginning in 2017 and ending in 2031.

(b)
As of December 31, 2015, we had a federal net operating loss carryforward of $326.5 million, which is available to offset federal taxable income. The net operating losses will expire beginning in 2031 and ending in 2034.

(c)	As of December 31, 2015, we had available an alternative minimum tax credit carryforward of $26.7 million, which has an unlimited carryforward period.

(d)	As of December 31, 2015, we had an unused capital loss carryforward of $4.2 million that is available to offset future capital gains. The capital losses will expire in 2016.

(e)
As we do not expect to realize any significant capital gains in the future, we have established a valuation allowance of $1.7 million. The total valuation allowance related to the deferred tax assets was $1.7 million as of December 31, 2015, and $2.0 million as of December 31, 2014.

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

	Year Ended December 31,
	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
COLI policies	(4.4)	(4.0)	(5.4)
State income taxes	4.3	4.0	3.8
Flow through depreciation for plant-related differences	2.6	2.0	2.2
Production tax credits	(2.1)	(2.1)	(2.3)
Amortization of federal investment tax credits	(0.7)	(0.7)	(0.7)
AFUDC equity	(0.2)	(1.3)	(1.2)
Capital loss utilization carryforward	(0.1)	(0.3)	(1.1)
Liability for unrecognized income tax benefits	—	(0.2)	0.1
Other	(0.9)	(0.5)	(1.3)
Effective income tax rate	33.5%	31.9%	29.1%

We file income tax returns in the U.S. federal jurisdiction as well as various state jurisdictions. The income tax returns we file will likely be audited by the Internal Revenue Service or other tax authorities. With few exceptions, the statute of limitations with respect to U.S. federal or state and local income tax examinations by tax authorities remains open for tax year 2012 and forward.

The unrecognized income tax benefits decreased from $3.2 million at December 31, 2014, to $2.9 million at December 31, 2015. The decrease for unrecognized income tax benefits was largely attributable to tax positions expected to be taken with respect to potential deductions related to an environmental settlement agreement in a tax period for which the statute of limitations has closed. We do not expect significant changes in the unrecognized income tax benefits in the next 12 months. A reconciliation of the beginning and ending amounts of unrecognized income tax benefits is as follows:

	2015	2014	2013
	(In Thousands)
Unrecognized income tax benefits as of January 1	$3,188	$1,703	$1,219
Additions based on tax positions related to the current year	410	872	224
Additions for tax positions of prior years	—	813	325
Reductions for tax positions of prior years	(86)	(200)	(65)
Lapse of statute of limitations	(611)	—	—
Settlements	—	—	—
Unrecognized income tax benefits as of December 31	$2,901	$3,188	$1,703

The amounts of unrecognized income tax benefits that, if recognized, would favorably impact our effective income tax rate, were $2.9 million, $3.2 million and $2.4 million (net of tax) as of December 31, 2015, 2014 and 2013, respectively.

Interest related to income tax uncertainties is classified as interest expense and accrued interest liability. As of December 31, 2015 and 2014, we had no amounts accrued for interest related to unrecognized income tax benefits. We accrued no penalties at either December 31, 2015 or 2014.

As of December 31, 2015 and 2014, we had recorded $1.5 million for probable assessments of taxes other than income taxes.

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

The following tables summarize the status of our pension and post-retirement benefit plans.

	Pension Benefits		Post-retirement Benefits
As of December 31,	2015	2014	2015	2014
	(In Thousands)
Change in Benefit Obligation:
Benefit obligation, beginning of year	$1,030,645	$823,780	$141,516	$133,061
Service cost	21,392	16,218	1,443	1,381
Interest cost	43,014	41,600	5,691	6,351
Plan participants’ contributions	—	—	582	4,232
Benefits paid	(44,945)	(39,225)	(6,549)	(12,184)
Actuarial (gains) losses	(90,644)	188,272	(16,399)	16,509
Amendments	5,731	—	—	(7,834)
Benefit obligation, end of year (a)	$965,193	$1,030,645	$126,284	$141,516

Change in Plan Assets:
Fair value of plan assets, beginning of year	$661,141	$609,817	$121,349	$121,766
Actual return on plan assets	(6,948)	61,291	(208)	7,189
Employer contributions	41,000	26,400	—	—
Plan participants’ contributions	—	—	534	4,074
Benefits paid	(41,248)	(36,367)	(6,259)	(11,680)
Fair value of plan assets, end of year	$653,945	$661,141	$115,416	$121,349

Funded status, end of year	$(311,248)	$(369,504)	$(10,868)	$(20,167)

Amounts Recognized in the Balance Sheets Consist of:
Current liability	$(2,745)	$(2,716)	$(344)	$(246)
Noncurrent liability	(308,503)	(366,788)	(10,524)	(19,921)
Net amount recognized	$(311,248)	$(369,504)	$(10,868)	$(20,167)

Amounts Recognized in Regulatory Assets Consist of:
Net actuarial loss (gain)	$254,085	$329,572	$(12,208)	$(2,253)
Prior service cost	8,078	2,867	3,130	3,585
Net amount recognized	$262,163	$332,439	$(9,078)	$1,332
_______________
(a)     As of December 31, 2015 and 2014, pension benefits include non-qualified benefit obligations of $27.4 million and $29.8 million, respectively, which are funded by a trust containing assets of $33.9 million and $35.5 million, respectively, classified as trading securities. The assets in the aforementioned trust are not included in the table above. See Notes 4 and 5, “Financial Instruments and Trading Securities” and “Financial Investments,” respectively, for additional information regarding these amounts.

	Pension Benefits		Post-retirement Benefits
As of December 31,	2015	2014	2015	2014
	(Dollars in Thousands)
Pension Plans With a Projected Benefit Obligation In Excess of Plan Assets:
Projected benefit obligation	$965,193	$1,030,645	$—	$—
Fair value of plan assets	653,945	661,141	—	—

Pension Plans With an Accumulated Benefit Obligation In Excess of Plan Assets:
Accumulated benefit obligation	$864,263	$914,800	—	—
Fair value of plan assets	653,945	661,141	—	—

Post-retirement Plans With an Accumulated Post-retirement Benefit Obligation In Excess of Plan Assets:
Accumulated post-retirement benefit obligation	—	—	$126,284	$141,516
Fair value of plan assets	—	—	115,416	121,349

Weighted-Average Actuarial Assumptions used to Determine Net Periodic Benefit Obligation:
Discount rate	4.60%	4.17%	4.51%	4.10%
Compensation rate increase	4.00%	4.00%	—	—

We use a measurement date of December 31 for our pension and post-retirement benefit plans. The discount rate used to determine the current year pension obligation and the following year’s pension expense is based on a bond selection-settlement portfolio approach. This approach develops a discount rate by selecting a portfolio of high quality, non-callable corporate bonds that generate sufficient cash flow to provide for the projected benefit payments of the plan. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan’s projected benefit payments discounted at this rate with the market value of the bonds selected. The increase in the discount rates used as of December 31, 2015, decreased the pension and post-retirement benefit obligations by approximately $59.6 million and $5.8 million, respectively.

We utilize actuarial assumptions about mortality to calculate the pension and post-retirement benefit obligations. In 2015, a revised mortality table was issued reflecting updated future projections of life expectancies based on additional years of actual mortality experience. We adopted a modified version of the revised mortality table as of December 31, 2015, resulting in a decrease to the pension and post-retirement benefit obligations by approximately $27.3 million and $1.8 million, respectively.

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

	Pension Benefits			Post-retirement Benefits
Year Ended December 31,	2015	2014	2013	2015	2014	2013
	(Dollars in Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$21,392	$16,218	$21,420	$1,443	$1,381	$2,028
Interest cost	43,014	41,600	38,520	5,691	6,351	6,007
Expected return on plan assets	(40,236)	(36,438)	(33,405)	(6,614)	(6,576)	(6,691)
Amortization of unrecognized:
Transition obligation, net	—	—	—	—	—	325
Prior service costs	520	526	601	455	2,524	2,524
Actuarial loss (gain), net	32,131	19,362	33,914	379	(742)	1,125
Net periodic cost before regulatory adjustment	56,821	41,268	61,050	1,354	2,938	5,318
Regulatory adjustment (a)	6,886	15,479	3,693	4,096	4,499	2,922
Net periodic cost	$63,707	$56,747	$64,743	$5,450	$7,437	$8,240

Other Changes in Plan Assets and Benefit Obligations Recognized in Regulatory Assets:
Current year actuarial (gain) loss	$(43,459)	$162,569	$(163,086)	$(9,576)	$15,896	$(30,201)
Amortization of actuarial (loss) gain	(32,379)	(19,362)	(33,914)	(379)	742	(1,125)
Current year prior service cost	5,730	—	—	—	(7,834)	—
Amortization of prior service costs	(520)	(526)	(601)	(455)	(2,524)	(2,525)
Amortization of transition obligation	—	—	—	—	—	(325)
Other adjustments	352	—	—	—	—	—
Total recognized in regulatory assets	$(70,276)	$142,681	$(197,601)	$(10,410)	$6,280	$(34,176)

Total recognized in net periodic cost and regulatory assets	$(6,569)	$199,428	$(132,858)	$(4,960)	$13,717	$(25,936)

Weighted-Average Actuarial Assumptions used to Determine Net Periodic Cost (Benefit):
Discount rate	4.17%	5.07%	4.13%	4.10%	4.88%	3.99%
Expected long-term return on plan assets	6.50%	6.50%	6.50%	6.00%	6.00%	6.00%
Compensation rate increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
_______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

We estimate that we will amortize the following amounts from regulatory assets and regulatory liabilities into net periodic cost in 2016.

	Pension Benefits	Post-retirement Benefits
	(In Thousands)
Actuarial loss (gain)	$20,559	$(1,118)
Prior service cost	987	455
Total	$21,546	$(663)

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

Similar to other assets measured at fair value, GAAP establishes a hierarchal framework for disclosing the transparency of the inputs utilized in measuring pension and post-retirement benefit plan assets at fair value. From time to time, the pension and post-retirement benefits trusts may buy and sell investments resulting in changes within the hierarchy. See Note 4, “Financial Instruments and Trading Securities,” for a description of the hierarchal framework.

All level 2 pension investments are held in investment funds that are measured at fair value using daily net asset values as reported by the trustee, invested directly in long-term U.S. Treasury securities. We also maintain certain level 3 investments in private equity, alternative investments and real estate securities that are also measured at fair value using net asset value, but require significant unobservable market information to measure the fair value of the underlying investments. The underlying investments in private equity are measured at fair value utilizing both market- and income-based models, public company comparables, investment cost or the value derived from subsequent financings. Adjustments are made when actual performance differs from expected performance; when market, economic or company-specific conditions change; and when other news or events have a material impact on the security. The underlying alternative investments include collateralized debt obligations, mezzanine debt and a variety of other investments. The fair value of these investments is measured using a variety of primarily market-based models utilizing inputs such as security prices, maturity, call features, ratings and other developments related to specific securities. The underlying real estate investments are measured at fair value using a combination of market- and income-based models utilizing market discount rates, projected cash flows and the estimated value into perpetuity.

The following table provides the fair value of our pension plan assets and the corresponding level of hierarchy as of December 31, 2015 and 2014.

As of December 31, 2015	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Domestic equity funds	$—	$165,506	$25,277	$190,783
International equity fund	—	75,453	—	75,453
Emerging market equity fund	—	20,798	—	20,798
Domestic bond fund	—	105,279	—	105,279
Core bond funds	—	99,726	—	99,726
High-yield bond fund	—	28,288	—	28,288
Emerging market bond fund	—	23,019	—	23,019
Combination debt/equity/other fund	—	36,151	—	36,151
Alternative investment funds	—	—	39,557	39,557
Real estate securities fund	—	—	30,173	30,173
Cash equivalents	—	4,718	—	4,718
Total Assets Measured at Fair Value	$—	$558,938	$95,007	$653,945

As of December 31, 2014	Level 1	Level 2	Level 3	Total
Assets:	(In Thousands)
Domestic equity funds	$—	$160,574	$23,996	$184,570
International equity fund	—	82,604	—	82,604
Core bond funds	—	224,740	—	224,740
High-yield bond fund	—	20,412	—	20,412
Emerging market bond fund	—	14,685	—	14,685
Combination debt/equity/other fund	—	61,632	—	61,632
Alternative investment funds	—	—	41,141	41,141
Real estate securities fund	—	—	26,439	26,439
Cash equivalents	—	4,918	—	4,918
Total Assets Measured at Fair Value	$—	$569,565	$91,576	$661,141

The following table provides a reconciliation of pension plan assets measured at fair value using significant level 3 inputs for the years ended December 31, 2015 and 2014.

	Domestic Equity Funds	Alternative Investment Funds	Real Estate Securities Fund	Total
	(In Thousands)
Balance as of December 31, 2014	$23,996	$41,141	$26,439	$91,576
Actual gain (loss) on plan assets:
Relating to assets still held at the reporting date	934	(1,584)	3,944	3,294
Relating to assets sold during the period	2,755	—	60	2,815
Purchases, issuances and settlements, net	(2,408)	—	(270)	(2,678)
Balance as of December 31, 2015	$25,277	$39,557	$30,173	$95,007

Balance as of December 31, 2013	$22,488	$39,171	$24,022	$85,681
Actual gain (loss) on plan assets:
Relating to assets still held at the reporting date	(154)	1,970	2,630	4,446
Relating to assets sold during the period	1,365	—	29	1,394
Purchases, issuances and settlements, net	297	—	(242)	55
Balance as of December 31, 2014	$23,996	$41,141	$26,439	$91,576

The following table provides the fair value of our post-retirement benefit plan assets and the corresponding level of hierarchy as of December 31, 2015 and 2014.

As of December 31, 2015	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Domestic equity funds	$—	$59,946	$—	$59,946
International equity fund	—	14,419	—	14,419
Core bond funds	—	40,475	—	40,475
Cash equivalents	—	576	—	576
Total Assets Measured at Fair Value	$—	$115,416	$—	$115,416

As of December 31, 2014	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Domestic equity funds	$—	$63,600	$—	$63,600
International equity fund	—	14,783	—	14,783
Core bond funds	—	42,390	—	42,390
Cash equivalents	—	576	—	576
Total Assets Measured at Fair Value	$—	$121,349	$—	$121,349

Cash Flows

The following table shows the expected cash flows for our pension and post-retirement benefit plans for future years.

	Pension Benefits		Post-retirement Benefits
	To/(From) Trust	(From) Company Assets	To/(From) Trust	(From) Company Assets
	(In Millions)
Expected contributions:
2016	$28.0		$—

Expected benefit payments:
2016	$(54.0)	$(2.8)	$(7.4)	$(0.4)
2017	(55.0)	(2.8)	(7.7)	(0.3)
2018	(57.4)	(2.7)	(7.9)	(0.3)
2019	(59.3)	(2.7)	(8.1)	(0.3)
2020	(61.4)	(2.7)	(8.3)	(0.3)
2021-2025	(318.3)	(12.6)	(41.2)	(1.1)

Savings Plans

We maintain a qualified 401(k) savings plan in which most of our employees participate. We match employees’ contributions in cash up to specified maximum limits. Our contributions to the plan are deposited with a trustee and invested at the direction of plan participants into one or more of the investment alternatives we provide under the plan. Our contributions totaled $7.7 million in 2015, $7.0 million in 2014 and $6.9 million in 2013.

Stock-Based Compensation Plans

We have a long-term incentive and share award plan (LTISA Plan), which is a stock-based compensation plan in which employees and directors are eligible for awards. The LTISA Plan was implemented as a means to attract, retain and motivate employees and directors. Under the LTISA Plan, we may grant awards in the form of stock options, dividend equivalents, share appreciation rights, RSUs, performance shares and performance share units to plan participants. Up to 8.25 million shares of common stock may be granted under the LTISA Plan. As of December 31, 2015, awards of approximately 5.0 million shares of common stock had been made under the plan.

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

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Compensation expense	$8,250	$7,193	$8,121
Income tax benefits related to stock-based compensation arrangements	3,263	2,845	3,212

We use RSU awards for our stock-based compensation awards. RSU awards are grants that entitle the holder to receive shares of common stock as the awards vest. These RSU awards are defined as nonvested shares and do not include restrictions once the awards have vested.

RSU awards with only service requirements vest solely upon the passage of time. We measure the fair value of these RSU awards based on the market price of the underlying common stock as of the grant date. RSU awards with only service conditions that have a graded vesting schedule are recognized as an expense in the consolidated statement of income on a straight-line basis over the requisite service period for the entire award. Nonforfeitable dividend equivalents, or the rights to receive cash equal to the value of dividends paid on Westar Energy’s common stock, are paid on these RSUs during the vesting period.

RSU awards with performance measures vest upon expiration of the award term. The number of shares of common stock awarded upon vesting will vary from 0% to 200% of the RSU award, with performance tied to our total shareholder return relative to the total shareholder return of our peer group. We measure the fair value of these RSU awards using a Monte Carlo simulation technique that uses the closing stock price at the valuation date and incorporates assumptions for inputs of the expected volatility and risk-free interest rates. Expected volatility is based on historical volatility over three years using daily stock price observations. The risk-free interest rate is based on treasury constant maturity yields as reported by the Federal Reserve and the length of the performance period. For the 2015 valuation, inputs for expected volatility ranged from 14.6% to 19.1% and the risk-free interest rate was approximately 1.0%. For the 2014 valuation, inputs for expected volatility ranged from 15.2% to 23.3% and the risk-free interest rate was approximately 0.3%. For these RSU awards, dividend equivalents accumulate over the vesting period and are paid in cash based on the number of shares of common stock awarded upon vesting.

During the years ended December 31, 2015, 2014 and 2013, our RSU activity for awards with only service requirements was as follows.

	As of December 31,
	2015		2014		2013
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
	(Shares In Thousands)
Nonvested balance, beginning of year	342.2	$31.38	352.5	$28.38	351.1	$25.47
Granted	115.7	39.50	131.5	34.53	139.6	31.06
Vested	(115.4)	28.77	(118.2)	26.19	(125.5)	23.22
Forfeited	(32.6)	33.07	(23.6)	30.00	(12.7)	28.35
Nonvested balance, end of year	309.9	35.21	342.2	31.38	352.5	28.38

Total unrecognized compensation cost related to RSU awards with only service requirements was $4.5 million and $4.4 million as of December 31, 2015 and 2014, respectively. We expect to recognize these costs over a remaining weighted-average period of 1.7 years. The total fair value of RSUs with only service requirements that vested during the years ended December 31, 2015, 2014 and 2013, was $4.7 million, $3.9 million and $3.7 million, respectively.

During the years ended December 31, 2015, 2014 and 2013, our RSU activity for awards with performance measures was as follows.

	As of December 31,
	2015		2014		2013
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
	(Shares In Thousands)
Nonvested balance, beginning of year	345.1	$32.31	350.1	$30.35	340.1	$29.20
Granted	94.8	40.26	126.1	35.97	134.4	31.54
Vested	(109.0)	28.99	(108.2)	30.56	(112.5)	28.29
Forfeited	(31.8)	34.03	(22.9)	30.70	(11.9)	30.45
Nonvested balance, end of year	299.1	36.00	345.1	32.31	350.1	30.35

As of December 31, 2015 and 2014, total unrecognized compensation cost related to RSU awards with performance measures was $4.0 million and $3.8 million, respectively. We expect to recognize these costs over a remaining weighted-average period of 1.7 years. The total fair value of RSUs with performance measures that vested during the years ended December 31, 2015, 2014 and 2013, was $3.1 million, $0.5 million and $2.3 million, respectively.

Another component of the LTISA Plan is the Executive Stock for Compensation program under which, in the past, eligible employees were entitled to receive deferred common stock in lieu of current cash compensation. Although this plan was discontinued in 2001, dividends will continue to be paid to plan participants on their outstanding plan balance until distribution. Plan participants were awarded 296 shares of common stock for dividends in 2015, 403 shares in 2014 and 551 shares in 2013. Participants received common stock distributions of 2,024 shares in 2015, 1,944 shares in 2014 and 3,456 shares in 2013.

Income tax benefits resulting from income tax deductions in excess of the related compensation cost recognized in the financial statements is classified as cash flows from financing activities in the consolidated statements of cash flows.

12. WOLF CREEK EMPLOYEE BENEFIT PLANS

Pension and Post-retirement Benefit Plans

As a co-owner of Wolf Creek, KGE is indirectly responsible for 47% of the liabilities and expenses associated with the Wolf Creek pension and post-retirement benefit plans. KGE accrues its 47% share of Wolf Creek’s cost of pension and post-retirement benefits during the years an employee provides service. The following tables summarize the status of KGE’s 47% share of the Wolf Creek pension and post-retirement benefit plans.

	Pension Benefits		Post-retirement Benefits
As of December 31,	2015	2014	2015	2014
	(In Thousands)
Change in Benefit Obligation:
Benefit obligation, beginning of year	$210,320	$162,820	$8,240	$10,010
Service cost	7,595	5,695	138	173
Interest cost	9,016	8,469	314	464
Plan participants’ contributions	—	—	934	766
Benefits paid	(6,217)	(5,039)	(1,622)	(1,292)
Actuarial (gains) losses	(14,296)	38,375	(211)	(1,881)
Benefit obligation, end of year	$206,418	$210,320	$7,793	$8,240

Change in Plan Assets:
Fair value of plan assets, beginning of year	$124,660	$114,734	$6	$17
Actual return on plan assets	(2,879)	7,626	—	—
Employer contributions	5,805	7,089	787	515
Plan participants’ contributions	—	—	934	766
Benefits paid	(5,964)	(4,789)	(1,622)	(1,292)
Fair value of plan assets, end of year	$121,622	$124,660	$105	$6

Funded status, end of year	$(84,796)	$(85,660)	$(7,688)	$(8,234)

Amounts Recognized in the Balance Sheets Consist of:
Current liability	$(247)	$(247)	$(597)	$(575)
Noncurrent liability	(84,549)	(85,413)	(7,091)	(7,659)
Net amount recognized	$(84,796)	$(85,660)	$(7,688)	$(8,234)

Amounts Recognized in Regulatory Assets Consist of:
Net actuarial loss (gain)	$56,747	$65,049	$(184)	$29
Prior service cost	501	559	—	—
Net amount recognized	$57,248	$65,608	$(184)	$29

	Pension Benefits		Post-retirement Benefits
As of December 31,	2015	2014	2015	2014
	(Dollars in Thousands)
Pension Plans With a Projected Benefit Obligation In Excess of Plan Assets:
Projected benefit obligation	$206,418	$210,320	$—	$—
Fair value of plan assets	121,622	124,660	—	—

Pension Plans With an Accumulated Benefit Obligation In Excess of Plan Assets:
Accumulated benefit obligation	$180,718	$179,228	$—	$—
Fair value of plan assets	121,622	124,660	—	—

Post-retirement Plans With an Accumulated Post-retirement Benefit Obligation In Excess of Plan Assets:
Accumulated post-retirement benefit obligation	$—	$—	$7,793	$8,240
Fair value of plan assets	—	—	105	6

Weighted-Average Actuarial Assumptions used to Determine Net Periodic Benefit Obligation:
Discount rate	4.61%	4.20%	4.27%	3.89%
Compensation rate increase	4.00%	4.00%	—	—

Wolf Creek uses a measurement date of December 31 for its pension and post-retirement benefit plans. The discount rate used to determine the current year pension obligation and the following year’s pension expense is based on a bond selection-settlement portfolio approach. This approach develops a discount rate by selecting a portfolio of high quality, non-callable corporate bonds that generate sufficient cash flow to provide for the projected benefit payments of the plan. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan’s projected benefit payments discounted at this rate with the market value of the bonds selected. The increase in the discount rates used as of December 31, 2015, decreased Wolf Creek’s pension and post-retirement benefit obligations by approximately $12.4 million and $0.3 million, respectively.

Wolf Creek utilizes actuarial assumptions about mortality to calculate the pension and post-retirement benefit obligations. In 2015, a revised mortality table was issued reflecting updated future projections of life expectancies based on additional years of actual mortality experience. Wolf Creek adopted a modified version of the revised mortality table as of December 31, 2015, resulting in a decrease to the pension benefit obligation by approximately $4.8 million.

The prior service cost (benefit) is amortized on a straight-line basis over the average future service of the active employees (plan participants) benefiting under the plan at the time of the amendment. The net actuarial gain or loss is amortized on a straight-line basis over the average future service of active plan participants benefiting under the plan without application of an amortization corridor. Following is additional information regarding KGE’s 47% share of the Wolf Creek pension and other post-retirement benefit plans.

	Pension Benefits			Post-retirement Benefits
Year Ended December 31,	2015	2014	2013	2015	2014	2013
	(Dollars in Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$7,595	$5,695	$6,835	$138	$173	$206
Interest cost	9,016	8,469	7,562	314	464	413
Expected return on plan assets	(9,044)	(8,084)	(7,373)	—	—	—
Amortization of unrecognized:
Prior service costs	57	58	58	—	—	—
Actuarial loss, net	5,930	2,987	5,421	3	165	265
Net periodic cost before regulatory adjustment	13,554	9,125	12,503	455	802	884
Regulatory adjustment (a)	(1,485)	2,328	(641)	—	—	—
Net periodic cost	$12,069	$11,453	$11,862	$455	$802	$884

Other Changes in Plan Assets and Benefit Obligations Recognized in Regulatory Assets:
Current year actuarial (gain) loss	$(2,373)	$38,833	$(29,911)	$(211)	$(1,881)	$(1,303)
Amortization of actuarial gain	(5,930)	(2,987)	(5,421)	(3)	(165)	(265)
Amortization of prior service cost	(57)	(58)	(58)	—	—	—
Total recognized in regulatory assets	$(8,360)	$35,788	$(35,390)	$(214)	$(2,046)	$(1,568)

Total recognized in net periodic cost and regulatory assets	$3,709	$47,241	$(23,528)	$241	$(1,244)	$(684)

Weighted-Average Actuarial Assumptions used to Determine Net Periodic Cost:
Discount rate	4.20%	5.11%	4.16%	3.89%	4.70%	3.78%
Expected long-term return on plan assets	7.50%	7.50%	7.50%	—	—	—
Compensation rate increase	4.00%	4.00%	4.00%	—	—	—
_______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

We estimate that we will amortize the following amounts from regulatory assets and regulatory liabilities into net periodic cost in 2016.

	Pension Benefits	Post-retirement Benefits
	(In Thousands)
Actuarial loss (gain)	$4,357	$(14)
Prior service cost	55	—
Total	$4,412	$(14)

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

For measurement purposes, the assumed annual health care cost growth rates were as follows.

	As of December 31,
	2015	2014
Health care cost trend rate assumed for next year	7.0%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%

Year that the rate reaches the ultimate trend rate	2020	2019

The health care cost trend rate affects the projected benefit obligation. A 1% change in assumed health care cost growth rates would have effects shown in the following table.

	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(In Thousands)
Effect on total of service and interest cost	$(8)	$8
Effect on post-retirement benefit obligation	(95)	97

Plan Assets

Wolf Creek’s pension and post-retirement plan investment strategy is to manage assets in a prudent manner with regard to preserving principal while providing reasonable returns. It has adopted a long-term investment horizon such that the chances and duration of investment losses are weighed against the long-term potential for appreciation of assets. Part of its strategy includes managing interest rate sensitivity of plan assets relative to the associated liabilities. The primary objective of the pension plan is to provide a source of retirement income for its participants and beneficiaries, and the primary financial objective of the plan is to improve its funded status. The primary objective of the post-retirement benefit plan is growth in assets and preservation of principal, while minimizing interim volatility, to meet anticipated claims of plan participants. Wolf Creek delegates the management of its pension and post-retirement benefit plan assets to independent investment advisors who hire and dismiss investment managers based upon various factors. The investment advisors are instructed to diversify investments across asset classes, sectors and manager styles to minimize the risk of large losses, based upon objectives and risk tolerance specified by Wolf Creek, which include allowable and/or prohibited investment types. It measures and monitors investment risk on an ongoing basis through quarterly investment portfolio reviews and annual liability measurements.

The target allocations for Wolf Creek’s pension plan assets are 31% to international equity securities, 25% to domestic equity securities, 25% to debt securities, 10% to real estate securities, 5% to commodity investments and 4% to other investments. The investments in both international and domestic equity include investments in large-, mid- and small-cap companies, private equity funds and investment funds with underlying investments similar to those previously mentioned. The investments in debt include core and high-yield bonds. Core bonds include funds invested in investment grade debt securities of corporate entities, obligations of U.S. and foreign governments and their agencies and private debt securities. High-yield bonds include a fund with underlying investments in non-investment grade debt securities of corporate entities, private placements and bank debt. Real estate securities include funds invested in commercial and residential real estate properties while commodity investments include funds invested in commodity-related instruments.

All of Wolf Creek’s pension plan assets are recorded at fair value using daily net asset values as reported by the trustee. However, level 3 investments in real estate funds and alternative funds are invested in underlying investments that are illiquid and require significant judgment when measuring them at fair value using market- and income-based models. Significant unobservable inputs for underlying real estate investments include estimated market discount rates, projected cash flows and estimated value into perpetuity. Alternative funds invest in a wide range of investments typically with low correlations to traditional investments.

Similar to other assets measured at fair value, GAAP establishes a hierarchal framework for disclosing the transparency of the inputs utilized in measuring pension and post-retirement benefit plan assets at fair value. From time to time, the Wolf Creek pension trust may buy and sell investments resulting in changes within the hierarchy. See Note 4, “Financial Instruments and Trading Securities,” for a description of the hierarchal framework.

The following table provides the fair value of KGE’s 47% share of Wolf Creek’s pension plan assets and the corresponding level of hierarchy as of December 31, 2015 and 2014.

As of December 31, 2015	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Domestic equity funds	$—	$30,503	$—	$30,503
International equity funds	—	37,682	—	37,682
Core bond funds	—	30,287	—	30,287
Real estate securities fund	—	6,123	6,434	12,557
Commodities fund	—	5,811	—	5,811
Alternative investment fund	—	—	4,258	4,258
Cash equivalents	—	524	—	524
Total Assets Measured at Fair Value	$—	$110,930	$10,692	$121,622

As of December 31, 2014	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Domestic equity funds	$—	$31,580	$—	$31,580
International equity funds	—	38,624	—	38,624
Core bond funds	—	31,854	—	31,854
Real estate securities fund	—	6,313	5,649	11,962
Commodities fund	—	5,887	—	5,887
Alternative investment fund	—	—	4,309	4,309
Cash equivalents	—	444	—	444
Total Assets Measured at Fair Value	$—	$114,702	$9,958	$124,660

The following table provides a reconciliation of KGE’s 47% share of Wolf Creek’s pension plan assets measured at fair value using significant level 3 inputs for the years ended December 31, 2015 and 2014.

	Real Estate Securities Fund	Alternative Investment Fund	Total
	(In Thousands)
Balance as of December 31, 2014	$5,649	$4,309	$9,958
Actual gain (loss) on plan assets:
Relating to assets still held at the reporting date	785	(51)	734
Balance as of December 31, 2015	$6,434	$4,258	$10,692

Balance as of December 31, 2013	$5,094	$4,147	$9,241
Actual gain on plan assets:
Relating to assets still held at the reporting date	555	162	717
Balance as of December 31, 2014	$5,649	$4,309	$9,958

Cash Flows

The following table shows our expected cash flows for KGE’s 47% share of Wolf Creek’s pension and post-retirement benefit plans for future years.

Expected Cash Flows	Pension Benefits		Post-retirement Benefits
	To/(From) Trust	(From) Company Assets	To/(From) Trust	(From) Company Assets
	(In Millions)
Expected contributions:
2016	$8.0		$0.6

Expected benefit payments:
2016	$(6.0)	$(0.3)	$(1.8)	$—
2017	(6.9)	(0.3)	(2.0)	—
2018	(7.8)	(0.3)	(2.3)	—
2019	(8.7)	(0.3)	(2.6)	—
2020	(9.6)	(0.3)	(2.9)	—
2021 - 2025	(61.3)	(1.3)	(18.2)	—

Savings Plan

Wolf Creek maintains a qualified 401(k) savings plan in which most of its employees participate. Wolf Creek matches employees’ contributions in cash up to specified maximum limits. Wolf Creek’s contributions to the plan are deposited with a trustee and invested at the direction of plan participants into one or more of the investment alternatives provided under the plan. KGE’s portion of the expense associated with Wolf Creek’s matching contributions was $1.6 million in 2015, $1.4 million in 2014 and $1.4 million in 2013.

13. COMMITMENTS AND CONTINGENCIES

Purchase Orders and Contracts

As part of our ongoing operations and capital expenditure program, we have purchase orders and contracts, excluding fuel and transmission, which are discussed below under “—Fuel, Purchased Power and Transmission Commitments.” These commitments relate to purchase obligations issued and outstanding at year-end.

The yearly detail of the aggregate amount of required payments as of December 31, 2015, was as follows.

Committed Amount
(In Thousands)
2016 (a)	$757,250
2017	13,199
2018	48,744
Thereafter	31,720
Total amount committed	$850,913
     _______________
         (a) Significant portion related to construction commitments.

Environmental Matters

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

We are subject to the SO2 allowance and trading program under the federal Clean Air Act Acid Rain Program. Under this program, each unit must have enough allowances to cover its SO2 emissions for that year. In 2015, we had adequate SO2 allowances to meet generation and we expect to have enough to cover emissions under this program in 2016.

Cross-State Air Pollution Rule

In November 2015, the EPA proposed the Cross-State Air Pollution Update Rule. The proposed rule addresses interstate transport of NOx emissions in 23 states including Kansas, Missouri and Oklahoma during the ozone season and the impact from the formation of ozone on downwind states with respect to the 2008 ozone National Ambient Air Quality Standards (NAAQS). Starting with the 2017 ozone season, the proposed rule will revise the existing ozone season allowance budgets for Missouri and Oklahoma and will establish an ozone season budget for Kansas. We are currently evaluating the impact of the proposed rule on our operations, and it could have a material impact on our operations and consolidated financial results.

National Ambient Air Quality Standards

Under the federal CAA, the EPA sets NAAQS for certain emissions considered harmful to public health and the environment, including two classes of PM, ozone, NOx (a precursor to ozone), CO and SO2, which result from fossil fuel combustion. Areas meeting the NAAQS are designated attainment areas while those that do not meet the NAAQS are considered nonattainment areas. Each state must develop a plan to bring nonattainment areas into compliance with the NAAQS. NAAQS must be reviewed by the EPA at five-year intervals.

In October 2015, the EPA strengthened the ozone NAAQS by lowering the standards from 75 parts per billion (ppb) to 70 ppb. As a result of this change, the EPA is required to make attainment/nonattainment designations for the revised standards by October 2017. We are currently reviewing this final rule and cannot at this time predict the impact it may have on our operations. Nonattainment designations in or surrounding our areas of operations could have a material impact on our consolidated financial results.

In December 2012, the EPA strengthened an existing NAAQS for one class of PM. In December 2014, the EPA designated the entire state of Kansas as unclassifiable/in attainment with the standard. We cannot at this time predict the impact this designation may have on our operations or consolidated financial results, but it could be material.

In 2010, the EPA revised the NAAQS for SO2. In March 2015, a federal court approved a consent decree between the EPA and environmental groups. The decree includes specific SO2 emissions criteria for certain electric generating plants that, if met, requires the EPA to promulgate attainment/nonattainment designations for areas surrounding these plants by July 2016.  Tecumseh Energy Center is our only generating station that meets this criteria. We are working with KDHE to determine the appropriate designation for the areas surrounding the facility. In addition, we continue to communicate with our regulatory agencies regarding these standards and evaluate what impact the revised NAAQS could have on our operations and consolidated financial results. If areas surrounding our facilities are designated as nonattainment and/or we are required to install additional equipment to control emissions at our facilities, it could have a material impact on our operations and consolidated financial results.

Greenhouse Gases

Byproducts of burning coal and other fossil fuels include carbon dioxide (CO2) and other gases referred to as greenhouse gases (GHG), which are believed by many to contribute to climate change. Various regulations under the federal CAA limit CO2 and other GHG emissions, and other measures are being imposed or offered by individual states, municipalities and regional agreements with the goal of reducing GHG emissions.

In October 2015, the EPA published a rule establishing new source performance standards that limit CO2 emissions for new, modified and reconstructed coal and natural gas fueled electric generating units to various levels per Megawatt hour (MWh) depending on various characteristics of the units. In October 2015, the EPA also published a rule establishing guidelines for states to regulate CO2 emissions from existing power plants. The standards for existing plants are known as the Clean Power Plan (CPP). Under the CPP, interim emissions performance rates must be achieved beginning in 2022 and final emissions performance rates must be achieved by 2030. Legal challenges to the CPP were filed by groups of states and industry members, including our company, in the U.S. Court of Appeals for the D.C. Circuit beginning in October 2015, and more challenges are expected. In January 2016, the U.S. Court of Appeals for the D.C. Circuit denied a request to stay the CPP pending review.  However, the U.S. Court of Appeals for the D.C. Circuit placed the case on an expedited review schedule with oral arguments scheduled for June 2016.  Based on the U.S. Court of Appeals for the D.C. Circuit denial of the petition for stay, state and industry groups petitioned the U.S. Supreme Court for a stay.  In February 2016, the U.S. Supreme Court granted the stay request. Due to the future uncertainty of the CPP, we cannot at this time determine the impact on our operations or consolidated financial results, but we believe the costs to comply could be material.

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

In June 2015, the U.S. Supreme Court reversed and remanded a decision by the U.S. Court of Appeals for the District of Columbia Circuit regarding the need for the EPA to consider costs during the initial phase of MATS development. In December 2015, the U.S. Court of Appeals for the District of Columbia Circuit issued an order leaving MATS in effect while EPA develops a final cost determination. The Court anticipates this final determination to be completed prior to the MATS compliance deadline in April 2016. Based on the final MATS rule, we do not expect there to be a material impact on our operations or consolidated financial results.

Water

We discharge some of the water used in our operations. This water may contain substances deemed to be pollutants. Revised rules governing such discharges from coal-fired power plants were issued in November 2015. The final rule establishes limitations or forces the elimination of wastewater associated with coal combustion residual handling. Implementation timelines for these requirements will vary from 2019 to 2023. We are evaluating the final rule at this time and cannot predict the resulting impact on our operations or consolidated financial results, but believe costs to comply could be material.

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

Regulation of Coal Combustion Byproducts

In the course of operating our coal generation plants, we produce coal combustion byproducts (CCBs), including fly ash, gypsum and bottom ash. We recycle some of our ash production, principally by selling to the aggregate industry. The EPA published a rule to regulate CCBs in April 2015, which we believe will require additional CCB handling, processing and storage equipment and closure of certain ash disposal areas. While we cannot at this time estimate the full impact and costs associated with future regulations of CCBs, we have recorded an increase of approximately $34.4 million to our ARO and property, plant and equipment to recognize estimated future costs associated with closure and post-closure of disposal sites. We believe further impact on our operations or consolidated financial results could be material. See Note 14, “Asset Retirement Obligations,” for additional information.

SPP Revenue Crediting

We are a member of the Southwest Power Pool, Inc. (SPP) Regional Transmission Organization, which coordinates the operation of a multistate interconnected transmission system. The SPP has been engaged in a process whereby it is seeking to allocate revenue credits under its Open Access Transmission Tariff to sponsors of certain transmission system upgrades. Qualifying upgrades are those that are not financed through general rates paid by all customers and that result in additional revenue to the SPP. The SPP is also evaluating whether sponsors are entitled to revenue credits for previously completed upgrades, and whether members will be obligated to pay for revenue credits attributable to these historical upgrades.

We believe it is reasonably possible that we will be required to pay sponsors for revenue credits attributable to historical upgrades. However, due to the complexity of the process, including the large number of transmission service requests associated with the upgrades at issue, the number of years included in the process and complexity surrounding the manner in which revenue credits are allocated, we are unable to estimate an amount, or a range of amounts, we may owe, or the impact on our consolidated financial results.

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

We recovered in our prices and deposited in an external trust fund for nuclear decommissioning approximately $2.8 million in 2015, $2.8 million in 2014 and $2.9 million in 2013. We record our investment in the NDT fund at fair value, which approximated $184.1 million and $185.0 million as of December 31, 2015 and 2014, respectively.

Storage of Spent Nuclear Fuel

Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel. Wolf Creek paid into a federal Nuclear Waste Fund administered by the DOE a quarterly fee for the future disposal of spent nuclear fuel. In November 2013, a federal court of appeals ruled that the DOE must stop collecting this fee effective May 2014. Our share of the fee, calculated as one tenth of a cent for each kilowatt-hour of net nuclear generation delivered to customers, was $0.8 million in 2014 and $3.0 million in 2013. We included these costs in fuel and purchased power expense on our consolidated statements of income.

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

Nuclear Insurance

We maintain nuclear liability, property and business interruption insurance for Wolf Creek. These policies contain certain industry standard terms, conditions and exclusions, including, but not limited to, ordinary wear and tear and war. An industry aggregate limit of $3.2 billion plus any reinsurance, indemnity or any other source recoverable by Nuclear Electric Insurance Limited (NEIL), our property and business interruption insurance provider, exists for acts of terrorism affecting Wolf Creek or any other NEIL insured plant within 12 months from the date of the first act. In addition, we are required to participate in industry-wide retrospective assessment programs as discussed below.

Nuclear Liability Insurance

Pursuant to the Price-Anderson Act, which has been reauthorized through December 2025 by the Energy Policy Act of 2005, we are required to insure against public liability claims resulting from nuclear incidents to the current limit of public liability, which is approximately $13.5 billion. This limit of liability consists of the maximum available commercial insurance of $375.0 million and the remaining $13.1 billion is provided through mandatory participation in an industry-wide retrospective assessment program. In addition, Congress could impose additional revenue-raising measures to pay claims. Under this retrospective assessment program, the owners of Wolf Creek are jointly and severally subject to an assessment of up to $127.3 million (our share is $59.8 million), payable at no more than $19.0 million (our share is $8.9 million) per incident per year per reactor. Both the total and yearly assessment is subject to an inflationary adjustment every five years with the next adjustment in 2018.

Nuclear Property and Business Interruption Insurance

The owners of Wolf Creek carry decontamination liability, premature nuclear decommissioning liability and property damage insurance for Wolf Creek totaling approximately $2.8 billion. In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination in accordance with a plan mandated by the NRC. Our share of any remaining proceeds can be used to pay for property damage or, if certain requirements are met, including decommissioning the plant, toward a shortfall in the NDT fund. The owners also carry additional insurance with NEIL to cover costs of replacement power and other extra expenses incurred during a prolonged outage resulting from accidental property damage at Wolf Creek. If significant losses were incurred at any of the nuclear plants insured under the NEIL policies, we may be subject to retrospective assessments under the current policies of approximately $42.0 million (our share is $19.7 million).

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

Fuel, Purchased Power and Transmission Commitments

To supply a portion of the fuel requirements for our power plants, the owners of Wolf Creek have entered into various contracts to obtain nuclear fuel and we have entered into various contracts to obtain coal and natural gas. Some of these contracts contain provisions for price escalation and minimum purchase commitments. As of December 31, 2015, our share of Wolf Creek’s nuclear fuel commitments was approximately $16.7 million for uranium concentrates expiring in 2017, $2.5 million for conversion expiring in 2017, $94.6 million for enrichment expiring in 2027 and $33.2 million for fabrication expiring in 2025.

As of December 31, 2015, our coal and coal transportation contract commitments under the remaining terms of the contracts were approximately $827.8 million. The contracts are for plants that we operate and expire at various times through 2020.

As of December 31, 2015, our natural gas transportation contract commitments under the remaining terms of the contracts were approximately $109.6 million. The natural gas transportation contracts provide firm service to several of our natural gas burning facilities and expire at various times through 2030.

We have power purchase agreements with the owners of nine separate wind generation facilities with installed design capabilities of approximately 1,314 MW expiring in 2028 through 2036. Of the approximately 1,314 MW under contract, approximately 400 MW are associated with agreements pursuant to which generation providers are scheduled to deliver power beginning by early 2017. Each of the agreements provide for our receipt and purchase of energy produced at a fixed price per unit of output. We estimate that our annual cost of energy purchased from these wind generation facilities will be approximately $104.8 million in 2016 and approximately $145.0 million for the next several years thereafter.

We have acquired rights to transmit a total of 206 MW. These agreements providing transmission capacity for 206 MW expire in 2016. As of December 31, 2015, we are committed to spend approximately $7.1 million over the remaining terms of these agreements.

FERC Proceedings

See Note 3, “Rate Matters and Regulation - FERC Proceedings,” for information regarding a pending settlement of a complaint that was filed by the KCC against us with the FERC under Section 206 of the FPA.

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

We initially recorded AROs at fair value for the estimated cost to decommission Wolf Creek (KGE’s 47% share), retire our wind generation facilities, dispose of asbestos insulating material at our power plants, remediate ash disposal ponds and dispose of polychlorinated biphenyl (PCB)-contaminated oil.

The following table summarizes our legal AROs included on our consolidated balance sheets in long-term liabilities.

	As of December 31,
	2015	2014
	(In Thousands)
Beginning ARO	$230,668	$160,682
Increase in nuclear decommissioning ARO liability	—	50,683
Increase in other ARO liabilities	34,440	9,580
Liabilities settled	(1,553)	(593)
Accretion expense	12,964	10,316
Revisions in estimated cash flows	(1,234)	—
Ending ARO	$275,285	$230,668

In 2015, we recorded an approximately $34.4 million increase in our ARO in response to the EPA’s published rule to regulate CCBs. The increase is to recognize costs associated with closure and post-closure of disposal sites to be compliant. See Note 13, “Commitments and Contingencies - Regulation of Coal Combustion Byproducts,” for additional information.

Wolf Creek filed a nuclear decommissioning cost study with the KCC in 2014. As a result of the study, we recorded in 2014 a $50.7 million increase in our ARO to reflect revisions to the estimated costs to decommission Wolf Creek.

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

We have an obligation to retire our wind generation facilities and remove the foundations. The ARO related to our owned wind generation facilities was determined based upon the date each wind generation facility was placed into service.

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

Non-Legal Liability - Cost of Removal

We collect in our prices the costs to dispose of plant assets that do not represent legal retirement obligations. As of December 31, 2015 and 2014, we had $53.8 million and $88.2 million, respectively, in amounts collected, but not yet spent, for removal costs classified as a regulatory liability.

15. LEGAL PROCEEDINGS

We and our subsidiaries are involved in various legal, environmental and regulatory proceedings. We believe that adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material effect on our consolidated financial results. See Notes 3 and 13, “Rate Matters and Regulation” and “Commitments and Contingencies,” for additional information.

16. COMMON STOCK

General

Westar Energy’s Restated Articles of Incorporation, as amended, provide for 275.0 million authorized shares of common stock. As of December 31, 2015 and 2014, Westar Energy had issued 141.4 million shares and 131.7 million shares, respectively.

Westar Energy has a direct stock purchase plan (DSPP). Shares of common stock sold pursuant to the DSPP may be either original issue shares or shares purchased in the open market. During 2015 and 2014, Westar Energy issued 0.5 million shares and 0.5 million shares, respectively, through the DSPP and other stock-based plans operated under the LTISA Plan. As of December 31, 2015 and 2014, a total of 1.2 million shares and 1.6 million shares, respectively, were available under the DSPP registration statement.

Issuances

In September 2013, Westar Energy entered into two forward sale agreements with two banks. Under the terms of the agreements, the banks, as forward sellers, borrowed 8.0 million shares of Westar Energy’s common stock from third parties and sold them to a group of underwriters for $31.15 per share. Pursuant to over-allotment options granted to the underwriters, the underwriters purchased in October 2013 an additional 0.9 million shares from the banks as forward sellers, increasing the total number of shares under the forward sale agreements to approximately 8.9 million. The underwriters received a commission equal to 3.5% of the sales price of all shares sold under each agreement.

In March 2013, Westar Energy entered into a three-year sales agency financing agreement and master forward sale agreement with a bank. The maximum amount that Westar Energy may offer and sell under the March 2013 master agreements is the lesser of an aggregate of $500.0 million or approximately 25.0 million shares, subject to adjustment for share splits, share combinations and share dividends. Under the terms of the sales agency financing agreement, Westar Energy may offer and sell shares of its common stock from time to time. In addition, under the terms of the sales agency financing agreement and master forward sale confirmation, Westar Energy may from time to time enter into one or more forward sale transactions with the bank, as forward purchaser and the bank will borrow shares of Westar Energy’s common stock from third parties and sell them through its agent. The agent receives a commission equal to 1% of the sales price of all shares sold under the agreements.
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

The following table summarizes our common stock activity pursuant to the three forward sale agreements.

	Year Ended December 31,
	2015	2014	2013
Shares that could be settled at beginning of year	9,160,500	12,052,976	1,753,415
Transactions entered	—	—	11,367,673
Transactions settled (a)	9,160,500	2,892,476	1,068,112
Shares that could be settled at end of year	—	9,160,500	12,052,976
_______________
(a) The shares settled during the years ended December 31, 2015, 2014 and 2013, were settled with a physical settlement amount of approximately $254.6 million, $82.9 million and $27.0 million, respectively.

The forward sale transactions were entered into at market prices; therefore, the forward sale agreements had no initial fair value. Westar Energy did not receive any proceeds from the sale of common stock under the forward sale agreements until transactions were settled. Westar Energy settled the forward sale transactions through physical share settlement and recorded the forward sale agreements within equity. The shares under the forward sale agreements were initially priced when the transactions were entered into and were subject to certain fixed pricing adjustments during the term of the agreements. The net proceeds from the forward sale transactions represent the prices established by the forward sale agreements applicable to the time periods in which physical settlement occurred.

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

50% Interest in La Cygne Unit 2

Under an agreement that expires in September 2029, KGE entered into a sale-leaseback transaction with a trust under which the trust purchased KGE’s 50% interest in La Cygne unit 2 and subsequently leased it back to KGE. The trust was financed with an equity contribution from an owner participant and debt issued by the trust. The trust was created specifically to purchase the 50% interest in La Cygne unit 2 and lease it back to KGE, and does not hold any other assets. We meet the requirements to be considered the primary beneficiary of the trust. In determining the primary beneficiary of the trust, we concluded that the activities of the trust that most significantly impact its economic performance and that we have the power to direct include (1) the operation and maintenance of the 50% interest in La Cygne unit 2 and (2) our ability to exercise a purchase option at the end of the agreement at the lesser of fair value or a fixed amount. We have the potential to receive benefits from the trust that could potentially be significant if the fair value of the 50% interest in La Cygne unit 2 at the end of the agreement is greater than the fixed amount. In February 2016, KGE effected a refunding of the $162.1 million in outstanding bonds maturing March 2021. See Note 9, “Long-term Debt,” for additional information.

Railcars

Under two separate agreements, we leased railcars from unrelated trusts to transport coal to some of our power plants. We consolidated the trusts as VIEs until the agreements expired in November 2014 and May 2013. As a result of deconsolidating the trusts, property, plant and equipment of VIEs, net and noncontrolling interests decreased $7.3 million in 2014 and $14.3 million in 2013.

Financial Statement Impact

We have recorded the following assets and liabilities on our consolidated balance sheets related to the VIEs described above.

	As of December 31,
	2015	2014
	(In Thousands)
Assets:
Property, plant and equipment of variable interest entities, net	$268,239	$278,573
Regulatory assets (a)	9,088	7,882

Liabilities:
Current maturities of long-term debt of variable interest entities	$28,309	$27,933
Accrued interest (b)	2,457	2,961
Long-term debt of variable interest entities, net	138,097	166,565
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

Rental expense and estimated future commitments under operating leases are as follows.

Year Ended December 31,	Total Operating Leases
(In Thousands)
Rental expense:
2013	$16,484
2014	14,143
2015	14,035

Future commitments:
2016	$13,550
2017	11,646
2018	10,216
2019	8,815
2020	5,988
Thereafter	8,917
Total future commitments	$59,132

Capital Leases

We identify capital leases based on defined criteria. For both vehicles and computer equipment, new leases are signed each month based on the terms of master lease agreements.

Assets recorded under capital leases are listed below.

	As of December 31,
	2015	2014
	(In Thousands)
Vehicles	$17,345	$18,820
Computer equipment	1,204	1,504
Generation plant	40,048	40,048
Accumulated amortization	(13,477)	(11,741)
Total capital leases	$45,120	$48,631

Capital leases are treated as operating leases for rate making purposes. Minimum annual rental payments, excluding administrative costs such as property taxes, insurance and maintenance, under capital leases are listed below.

Year Ended December 31,	Total Capital Leases
(In Thousands)
2016	$5,812
2017	5,386
2018	5,233
2019	4,645
2020	4,007
Thereafter	56,050
81,133
Amounts representing imputed interest	(32,271)
Present value of net minimum lease payments under capital leases	48,862
Less: Current portion	3,815
Total long-term obligation under capital leases	$45,047

19. QUARTERLY RESULTS (UNAUDITED)

Our business is seasonal in nature and, in our opinion, comparisons between the quarters of a year do not give a true indication of overall trends and changes in operations.

2015	First	Second	Third	Fourth
	(In Thousands, Except Per Share Amounts)

Revenues (a)	$590,807	$589,563	$732,829	$545,965
Net income (a)	53,163	66,243	140,564	41,826
Net income attributable to Westar Energy, Inc. (a)	50,980	63,710	138,003	39,235

Per Share Data (a):

Basic:
Earnings available	$0.38	$0.47	$0.97	$0.28

Diluted:
Earnings available	$0.38	$0.46	$0.97	$0.28

Cash dividend declared per common share	$0.36	$0.36	$0.36	$0.36
Market price per common share:
High	$44.03	$39.65	$40.22	$43.56
Low	$36.58	$33.88	$34.17	$37.55
_______________

(a)	Items are computed independently for each of the periods presented and the sum of the quarterly amounts may not equal the total for the year.

2014	First	Second	Third	Fourth
	(In Thousands, Except Per Share Amounts)

Revenues (a)	$628,556	$612,668	$764,040	$596,439
Net income (a)	70,970	55,822	149,760	45,773
Net income attributable to Westar Energy, Inc. (a)	68,955	53,473	147,382	43,449

Per Share Data (a):

Basic:
Earnings available	$0.53	$0.41	$1.13	$0.33

Diluted:
Earnings available	$0.52	$0.40	$1.10	$0.32

Cash dividend declared per common share	$0.35	$0.35	$0.35	$0.35
Market price per common share:
High	$35.33	$38.24	$38.23	$43.15
Low	$31.67	$34.51	$33.76	$33.73
 _______________

(a)	Items are computed independently for each of the periods presented and the sum of the quarterly amounts may not equal the total for the year.

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

There were no changes in our internal control over financial reporting during the three months ended December 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See “Item 8. Financial Statements and Supplementary Data” for Management’s Report On Internal Control Over Financial Reporting and the Independent Registered Public Accounting Firm’s report with respect to the effectiveness of internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors required by Item 401 of Regulation S-K will be included under the caption Election of Directors in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (2016 Proxy Statement), and that information is incorporated by reference in this Form 10-K. Information concerning executive officers required by Item 401 of Regulation S-K is located under Part I, Item 1 of this Form 10-K. The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act will be included under the caption Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance in our 2016 Proxy Statement, and that information is incorporated by reference in this Form 10-K. The information required by Item 406, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included under the captions Election of Directors - Corporate Governance Matters and - Board Meetings and Committees of the Board of Directors in our 2016 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in our 2016 Proxy Statement under the captions Compensation Discussion and Analysis, Compensation Committee Report, Compensation of Executive Officers, Director Compensation and Compensation Committee Interlocks and Insider Participation, and that information is incorporated by reference in this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 will be set forth in our 2016 Proxy Statement under the captions Beneficial Ownership of Voting Securities and Equity Compensation Plan Information, and that information is incorporated by reference in this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 will be set forth in our 2016 Proxy Statement under the caption Election of Directors - Corporate Governance Matters, and that information is incorporated by reference in this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be set forth in our 2016 Proxy Statement under the caption of Ratification and Confirmation of Deloitte and Touche LLP as Our Independent Registered Public Accounting Firm for 2016 and its subsections captioned Independent Registered Accounting Firm Fees and Audit Committee Pre-Approval Policies and Procedures, and that information is incorporated by reference in this Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS INCLUDED HEREIN

Westar Energy, Inc.
Management’s Report on Internal Control Over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Changes in Equity for the years ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements

SCHEDULES

Schedule II - Valuation and Qualifying Accounts

Schedules omitted as not applicable or not required under the Rules of Regulation S-X: I, III, IV and V.

EXHIBIT INDEX

All exhibits marked “I” are incorporated herein by reference. All exhibits marked with “*” are management contracts or compensatory plans or arrangements required to be identified by Item 15(a)(3) of Form 10-K. All exhibits marked “#” are filed with this Form 10-K.

Description

1(a)	Sales Agency Financing Agreement, dated March 21, 2013, with BNY Mellon Capital Markets, LLC and The Bank of New York Mellon (filed as Exhibit 1.1 to the Form 8-K filed on March 22, 2013)	I
3(a)	By-laws of Westar Energy, Inc., as amended April 28, 2004 (filed as Exhibit 3(a) to the Form 10-Q for the period ended June 30, 2004 filed on August 4, 2004)	I
3(b)	Restated Articles of Incorporation of Westar Energy, Inc., as amended through May 25, 1988 (filed as Exhibit 4 to the Form S-8 Registration Statement, SEC File No. 33-23022 filed on July 15, 1988)	I
3(c)	Certificate of Amendment to Restated Articles of Incorporation of Westar Energy, Inc. (filed as Exhibit 3 to the Form 10-K405 for the period ended December 31, 1998 filed on April 14, 1999)	I
3(d)	Certificate of Correction to Restated Articles of Incorporation of Westar Energy, Inc. (filed as Exhibit 3(b) to the Form 10-K for the period ended December 31, 1991 filed on March 30, 1992)	I
3(e)	Certificate of Amendment to Restated Articles of Incorporation of Westar Energy, Inc. (filed as Exhibit 3(c) to the Form 10-K for the period ended December 31, 1994 filed on March 30, 1995)	I
3(f)	Certificate of Amendment to Restated Articles of Incorporation of Westar Energy, Inc. (filed as Exhibit 3 to the Form 10-Q for the period ended June 30, 1994 filed on August 11, 1994)	I
3(g)	Certificate of Amendment to Restated Articles of Incorporation of Westar Energy, Inc. (filed as Exhibit 3(a) to the Form 10-Q for the period ended June 30, 1996 filed on August 14, 1996)	I
3(h)	Certificate of Amendment to Restated Articles of Incorporation of Westar Energy, Inc. (filed as Exhibit 3 to the Form 10-Q for the period ended March 31, 1998 filed on May 12, 1998)	I
3(i)	Certificate of Amendment to Restated Articles of Incorporation of Westar Energy, Inc. (filed as Exhibit 3(l) to the Form 10-K for the period ended December 31, 2002 filed on April 11, 2003)	I
3(j)	Certificate of Amendment to Restated Articles of Incorporation of Westar Energy, Inc. (filed as Exhibit 3(m) to the Form 10-K for the period ended December 31, 2002 filed on April 11, 2003)	I

3(k)	Certificate of Amendment to Restated Articles of Incorporation of Westar Energy, Inc. (filed as Exhibit 3(m) to the Form S-3 Registration Statement No. 333-125828 filed on June 15, 2005)	I
3(l)	Certificate of Amendment to Restated Articles of Incorporation of Westar Energy, Inc. (filed as Exhibit 3(m) to the Form 10-K for the period ended December 31, 2011 filed on February 23, 2012)	I
4(a)	Mortgage and Deed of Trust dated July 1, 1939 between Westar Energy, Inc. and Harris Trust and Savings Bank, Trustee (filed as Exhibit 4(a) to Registration Statement No. 33-21739)	I
4(b)	First and Second Supplemental Indentures dated July 1, 1939 and April 1, 1949, respectively (filed as Exhibit 4(b) to Registration Statement No. 33-21739)	I
4(c)	Sixth Supplemental Indenture dated October 4, 1951 (filed as Exhibit 4(b) to Registration Statement No. 33-21739)	I
4(d)	Fourteenth Supplemental Indenture dated May 1, 1976 (filed as Exhibit 4(b) to Registration Statement No. 33-21739)	I
4(e)	Twenty-Eighth Supplemental Indenture dated July 1, 1992 (filed as Exhibit 4(o) to the Form 10-K for the period ended December 31, 1992 filed on March 30, 1993)	I
4(f)	Twenty-Ninth Supplemental Indenture dated August 20, 1992 (filed as Exhibit 4(p) to the Form 10-K for the period ended December 31, 1992 filed on March 30, 1993)	I
4(g)	Thirtieth Supplemental Indenture dated February 1, 1993 (filed as Exhibit 4(q) to the Form 10-K for the period ended December 31, 1992 filed on March 30, 1993)	I
4(h)	Thirty-First Supplemental Indenture dated April 15, 1993 (filed as Exhibit 4(r) to the Form S-3 Registration Statement No. 33-50069 filed on August 24, 1993)	I
4(i)	Thirty-Second Supplemental Indenture dated April 15, 1994 (filed as Exhibit 4(s) to the Form 10-K for the period ended December 31, 1994 filed on March 30, 1995)	I
4(j)	Senior Indenture dated August 1, 1998 (filed as Exhibit 4.1 to the Form 10-Q for the period ended June 30, 1998 filed on August 12, 1998)	I
4(k)	Form of Senior Note (included in Exhibit 4(j))	I
4(l)	Thirty-Fourth Supplemental Indenture dated June 28, 2000 (filed as Exhibit 4(v) to the Form 10-K for the period ended December 31, 2000 filed on April 2, 2001)	I
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
I
4(r)
Form of Forty-Second Supplemental Indenture, dated as of March 1, 2012 by and among Westar Energy, Inc., The Bank of New York Mellon Trust Company, N.A. and Judith L. Bartolini (filed as Exhibit 4.1 to the Form 8-K filed on February 29, 2012)
I
4(s)
Form of Forty-Second Supplemental (Reopening) Indenture, dated as of May 17, 2012 by and among Westar Energy, Inc., The Bank of New York Mellon Trust Company, N.A. and Judith L. Bartolini (filed as Exhibit 4.1 to the Form 8-K filed on May 16, 2012)
I
4(t)
Form of Forty-Third Supplemental Indenture, dated as of March 28, 2013, by and among Westar Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as successor trustee to Harris Trust and Savings Bank (filed as Exhibit 4.1 to the Form 8-K filed on March 22, 2013)

I
4(u)
Form of Forty-Fourth Supplemental Indenture, dated as of August 19, 2013, by and among Westar Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as successor trustee to Harris Trust and Savings Bank (filed as Exhibit 4.1 to the Form 8-K filed on August 14, 2013)
I
4(v)
Form of Forty-Fifth Supplemental Indenture, dated as of November 13, 2015, by and among Westar Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as successor to Harris Trust and Savings Bank (filed as Exhibit 4.1 to the Form 8-K filed on November 6, 2015)
I

Instruments defining the rights of holders of other long-term debt not required to be filed as Exhibits will be furnished to the Commission upon request.

10(a)
Executive Salary Continuation Plan of Western Resources, Inc., as revised, effective September 22, 1995 (filed as Exhibit 10(j) to the Form 10-K for the period ended December 31, 1995 filed on March 27, 1996)*
I
10(b)	Amended and Restated Long-Term Incentive and Share Award Plan (filed as Exhibit 10 to the Form 8-K filed on May 6, 2011)*	I
10(c)	Westar Energy, Inc. Form of Restricted Share Units Award (filed as Exhibit 10(f) to the Form 10-K for the period ended December 31, 2014 filed on February 25, 2015)*	I
10(d)	Westar Energy, Inc. Form of Performance Based Restricted Share Units Award (filed as Exhibit 10(g) to the Form 10-K for the period ended December 31, 2014 filed on February 25, 2015)*	I
10(e)	Westar Energy, Inc. Non-Employee Director Deferred Compensation Plan, as amended and restated, dated as of October 20, 2004 (filed as Exhibit 10.1 to the Form 8-K filed on October 21, 2004)*	I
10(f)	Summary of Westar Energy, Inc. Non-Employee Director Compensation*	#
10(g)	Form of Amended and Restated Change in Control Agreement with Officers of Westar Energy, Inc.*	#
10(h)	Westar Energy, Inc. Retirement Benefit Restoration Plan (filed as Exhibit 10.1 to the Form 8-K filed on April 2, 2010)*	I
10(i)	Westar Energy, Inc. 401(k) Benefit Restoration Plan (filed as Exhibit 10(l) to the Form 10-K for the period ended December 31, 2014 filed on February 25, 2015)*	I
10(j)
Credit Agreement dated as of February 18, 2011, among Westar Energy, Inc. and several banks and other financial institutions or entities from time to time parties to the Agreement (filed as Exhibit 10.1 to the Form 8-K filed on February 22, 2011)
I
10(k)
First Extension Agreement dated as of February 12, 2013, among Westar Energy, Inc. and several banks and other financial institutions party thereto (filed as Exhibit 10.1 to the Form 8-K filed on February 15, 2013)
I
10(l)
Second Extension Agreement dated as of February 14, 2014, among Westar Energy, Inc. and several banks and other financial institutions or entities from time to time parties to the Agreement (filed as Exhibit 10(v) to the Form 10-K for the period ended December 31, 2013 filed on February 26, 2014)
I
10(m)
Fourth Amended and Restated Credit Agreement dated as of September 29, 2011, among Westar Energy, Inc. and several banks and other financial institutions or entities from time to time parties to the Agreement (filed as Exhibit 10.1 to the Form 8-K filed on September 29, 2011)
I
10(n)
First Extension Agreement dated as of July 19, 2013, among Westar Energy, Inc. and several banks and other financial institutions or entities from time to time parties to the Agreement (filed as Exhibit 10(a) to the Form 10-Q for the period ended September 30, 2014 filed on November 5, 2014)
I
10(o)
Second Extension Agreement dated as of September 18, 2014, among Westar Energy, Inc. and several banks and other financial institutions or entities from time to time parties to the Agreement (filed as Exhibit 10(b) to the Form 10-Q for the period ended September 30, 2014 filed on November 5, 2014)
I
10(p)
Third Extension Agreement dated as of September 17, 2015, among Westar Energy, Inc. and several banks and other financial institutions or entities from time to time parties to the Agreement (filed as Exhibit 10 to the Form 10-Q for the period ended September 30, 2015 filed on November 3, 2015)
I
10(q)
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
I
12	Computations of Ratio of Consolidated Earnings to Fixed Charges	#
21	Subsidiaries of the Registrant	#
23	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP	#

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#
31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished and not to be considered filed as part of the Form 10-K)	#
101.INS	XBRL Instance Document	#
101.SCH	XBRL Taxonomy Extension Schema Document	#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	#

WESTAR ENERGY, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (a)	Balance at End of Period
	(In Thousands)
Year ended December 31, 2013
Allowances deducted from assets for doubtful accounts	$4,916	$7,039	$(7,359)	$4,596

Year ended December 31, 2014
Allowances deducted from assets for doubtful accounts	$4,596	$9,752	$(9,039)	$5,309

Year ended December 31, 2015
Allowances deducted from assets for doubtful accounts	$5,309	$8,614	$(8,629)	$5,294
_______________

(a)	Result from write-offs of accounts receivable.

SIGNATURE

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAR ENERGY, INC.

Date:	February 24, 2016	By:	/s/ ANTHONY D. SOMMA
Anthony D. Somma
Senior Vice President, Chief Financial Officer and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ MARK A. RUELLE	Director, President and Chief Executive Officer (Principal Executive Officer)	February 24, 2016
(Mark A. Ruelle)

/S/ ANTHONY D. SOMMA	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 24, 2016
(Anthony D. Somma)

/S/ CHARLES Q. CHANDLER IV	Chairman of the Board	February 24, 2016
(Charles Q. Chandler IV)

/S/ MOLLIE H. CARTER	Director	February 24, 2016
(Mollie H. Carter)

/S/ R. A. EDWARDS III	Director	February 24, 2016
(R. A. Edwards III)

/S/ JERRY B. FARLEY	Director	February 24, 2016
(Jerry B. Farley)

/S/ RICHARD L. HAWLEY	Director	February 24, 2016
(Richard L. Hawley)

/S/ B. ANTHONY ISAAC	Director	February 24, 2016
(B. Anthony Isaac)

/S/ SANDRA A. J. LAWRENCE	Director	February 24, 2016
(Sandra A. J. Lawrence)

/S/ S. CARL SODERSTROM JR.	Director	February 24, 2016
(S. Carl Soderstrom Jr.)