Form 10-Q
period 2016-03-31
WESTAR ENERGY INC /KS
filed 2016-05-03
CIK 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
Large accelerated filer    X      Accelerated filer            Non-accelerated filer              Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes             No    X
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	141,681,275 shares
(Class)	(Outstanding at April 27, 2016)

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition
2015 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2015
AFUDC	Allowance for funds used during construction
ASU	Accounting Standard Update
CAA	Clean Air Act
CCB	Coal combustion byproducts
CO	Carbon monoxide
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
CPP	Clean Power Plan
EPA	Environmental Protection Agency
EPS	Earnings per share
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FPA	Federal Power Act
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
JEC	Jeffrey Energy Center
KCC	Kansas Corporation Commission
KGE	Kansas Gas and Electric Company
La Cygne	La Cygne Generating Station
Moody’s	Moody’s Investors Service
NAAQS	National Ambient Air Quality Standards
NAV	Net Asset Value
NDT	Nuclear Decommissioning Trust
NOx	Nitrogen oxides
PM	Particulate matter
PPB	Parts per billion
RECA	Retail energy cost adjustment
ROE	Return on equity
RSU	Restricted share unit
RTO	Regional transmission organization
S&P	Standard & Poor’s Ratings Services
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

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

-
other factors discussed elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K), including in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other reports we file from time to time with the Securities and Exchange Commission.

These lists are not all-inclusive because it is not possible to predict all factors. This report should be read in its entirety and in conjunction with our 2015 Form 10-K. No one section of this report deals with all aspects of the subject matter and additional information on some matters that could impact our consolidated financial results may be included in our 2015 Form 10-K. The reader should not place undue reliance on any forward-looking statement, as forward-looking statements speak only as of the date such statements were made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made.

PART I. FINANCIAL INFORMATION

ITEM I.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Par Values)
(Unaudited)

	As of	As of
	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,471	$3,231
Accounts receivable, net of allowance for doubtful accounts of $6,790 and $5,294, respectively	225,090	258,286
Fuel inventory and supplies	301,340	301,294
Prepaid expenses	20,271	16,864
Regulatory assets	98,368	109,606
Other	27,039	27,860
Total Current Assets	675,579	717,141
PROPERTY, PLANT AND EQUIPMENT, NET	8,675,925	8,524,902
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	265,655	268,239
OTHER ASSETS:
Regulatory assets	746,741	751,312
Nuclear decommissioning trust	183,455	184,057
Other	258,242	260,015
Total Other Assets	1,188,438	1,195,384
TOTAL ASSETS	$10,805,597	$10,705,666
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$125,000	$—
Current maturities of long-term debt of variable interest entities	26,842	28,309
Short-term debt	316,800	250,300
Accounts payable	230,307	220,969
Accrued dividends	52,695	49,829
Accrued taxes	128,152	83,773
Accrued interest	86,222	71,426
Regulatory liabilities	31,461	25,697
Other	76,454	106,632
Total Current Liabilities	1,073,933	836,935
LONG-TERM LIABILITIES:
Long-term debt, net	3,039,239	3,163,950
Long-term debt of variable interest entities, net	111,239	138,097
Deferred income taxes	1,619,112	1,591,430
Unamortized investment tax credits	209,040	209,763
Regulatory liabilities	250,545	267,114
Accrued employee benefits	456,541	462,304
Asset retirement obligations	276,718	275,285
Other	82,025	88,825
Total Long-Term Liabilities	6,044,459	6,196,768
COMMITMENTS AND CONTINGENCIES (See Notes 3, 10 and 11)
EQUITY:
Westar Energy, Inc. Shareholders’ Equity:
Common stock, par value $5 per share; authorized 275,000,000 shares; issued and outstanding 141,628,562 shares and 141,353,426 shares, respective to each date	708,143	706,767
Paid-in capital	2,003,311	2,004,124
Retained earnings	959,936	945,830
Total Westar Energy, Inc. Shareholders’ Equity	3,671,390	3,656,721
Noncontrolling Interests	15,815	15,242
Total Equity	3,687,205	3,671,963
TOTAL LIABILITIES AND EQUITY	$10,805,597	$10,705,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
REVENUES	$569,450	$590,807
OPERATING EXPENSES:
Fuel and purchased power	100,058	155,482
SPP network transmission costs	60,760	56,812
Operating and maintenance	77,757	85,080
Depreciation and amortization	83,640	74,586
Selling, general and administrative	56,456	55,418
Taxes other than income tax	48,968	37,871
Total Operating Expenses	427,639	465,249
INCOME FROM OPERATIONS	141,811	125,558
OTHER INCOME (EXPENSE):
Investment earnings	2,016	2,480
Other income	9,477	2,814
Other expense	(5,543)	(5,713)
Total Other Income (Expense)	5,950	(419)
Interest expense	40,431	44,298
INCOME BEFORE INCOME TAXES	107,330	80,841
Income tax expense	38,622	27,678
NET INCOME	68,708	53,163
Less: Net income attributable to noncontrolling interests	3,123	2,183
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$65,585	$50,980
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC. (See Note 2):
Basic earnings per common share	$0.46	$0.38
Diluted earnings per common share	$0.46	$0.38
AVERAGE EQUIVALENT COMMON SHARES OUTSTANDING:
Basic	141,992,846	132,395,497
Diluted	142,311,228	135,539,631
DIVIDENDS DECLARED PER COMMON SHARE	$0.38	$0.36

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$68,708	$53,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,640	74,586
Amortization of nuclear fuel	8,329	4,960
Amortization of deferred regulatory gain from sale leaseback	(1,374)	(1,374)
Amortization of corporate-owned life insurance	5,261	5,747
Non-cash compensation	2,491	2,226
Net deferred income taxes and credits	33,984	26,573
Allowance for equity funds used during construction	(2,464)	(1,950)
Changes in working capital items:
Accounts receivable	33,196	31,042
Fuel inventory and supplies	109	(18,404)
Prepaid expenses and other	7,712	4,638
Accounts payable	(31,158)	17,321
Accrued taxes	49,339	40,007
Other current liabilities	(28,984)	(20,327)
Changes in other assets	21,933	(17,034)
Changes in other liabilities	(11,846)	12,394
Cash Flows from Operating Activities	238,876	213,568
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(220,849)	(187,223)
Purchase of securities - trusts	(13,712)	(7,345)
Sale of securities - trusts	16,332	7,847
Proceeds from investment in corporate-owned life insurance	23,963	1,144
Investment in affiliated company	(655)	—
Other investing activities	(2,840)	(717)
Cash Flows used in Investing Activities	(197,761)	(186,294)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	66,500	167,800
Proceeds from long-term debt of variable interest entities	162,048	—
Retirements of long-term debt	—	(125,000)
Retirements of long-term debt of variable interest entities	(190,355)	(27,925)
Repayment of capital leases	(675)	(886)
Borrowings against cash surrender value of corporate-owned life insurance	963	1,045
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(22,837)	(899)
Issuance of common stock	657	8,206
Distributions to shareholders of noncontrolling interests	(2,550)	(1,076)
Cash dividends paid	(49,665)	(43,787)
Other financing activities	(4,961)	(3,234)
Cash Flows used in Financing Activities	(40,875)	(25,756)
NET CHANGE IN CASH AND CASH EQUIVALENTS	240	1,518
CASH AND CASH EQUIVALENTS:
Beginning of period	3,231	4,556
End of period	$3,471	$6,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in Thousands)
(Unaudited)

	Westar Energy, Inc. Shareholders
	Common stock shares	Common stock	Paid-in capital	Retained earnings	Non-controlling interests	Total equity
Balance as of December 31, 2014	131,687,454	$658,437	$1,781,120	$855,299	$6,451	$3,301,307
Net income	—	—	—	50,980	2,183	53,163
Issuance of stock	262,827	1,314	6,892	—	—	8,206
Issuance of stock for compensation and reinvested dividends	215,873	1,080	1,948	—	—	3,028
Tax withholding related to stock compensation	—	—	(3,234)	—	—	(3,234)
Dividends declared on common stock ($0.36 per share)	—	—	—	(48,107)	—	(48,107)
Stock compensation expense	—	—	2,205	—	—	2,205
Tax benefit on stock compensation	—	—	1,073	—	—	1,073
Distributions to shareholders of noncontrolling interests	—	—	—	—	(1,076)	(1,076)
Other	—	—	(1,217)	—	—	(1,217)
Balance as of March 31, 2015	132,166,154	$660,831	$1,788,787	$858,172	$7,558	$3,315,348

Balance as of December 31, 2015	141,353,426	$706,767	$2,004,124	$945,830	$15,242	$3,671,963
Net income	—	—	—	65,585	3,123	68,708
Issuance of stock	14,907	75	582	—	—	657
Issuance of stock for compensation and reinvested dividends	260,229	1,301	1,104	—	—	2,405
Tax withholding related to stock compensation	—	—	(4,961)	—	—	(4,961)
Dividends declared on common stock ($0.38 per share)	—	—	—	(54,805)	—	(54,805)
Stock compensation expense	—	—	2,462	—	—	2,462
Distributions to shareholders of noncontrolling interests	—	—	—	—	(2,550)	(2,550)
Cumulative effect of accounting change - stock compensation	—	—	—	3,326	—	3,326
Balance as of March 31, 2016	141,628,562	$708,143	$2,003,311	$959,936	$15,815	$3,687,205

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

We provide electric generation, transmission and distribution services to approximately 702,000 customers in Kansas. Westar Energy provides these services in central and northeastern Kansas, including the cities of Topeka, Lawrence, Manhattan, Salina and Hutchinson. Kansas Gas and Electric Company (KGE), Westar Energy’s wholly owned subsidiary, provides these services in south-central and southeastern Kansas, including the city of Wichita. Both Westar Energy and KGE conduct business using the name Westar Energy. Our corporate headquarters is located at 818 South Kansas Avenue, Topeka, Kansas 66612.

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

The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in our 2015 Form 10-K.

Use of Management’s Estimates

When we prepare our condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, including those related to depreciation, unbilled revenue, valuation of investments, forecasted fuel costs included in our retail energy cost adjustment (RECA) billed to customers, income taxes, pension and post-retirement benefits, our asset retirement obligations including the decommissioning of Wolf Creek, environmental issues, VIEs, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the full year.

Fuel Inventory and Supplies

We state fuel inventory and supplies at average cost. Following are the balances for fuel inventory and supplies stated separately.

	As of	As of
	March 31, 2016	December 31, 2015
	(In Thousands)
Fuel inventory	$113,965	$113,438
Supplies	187,375	187,856
Fuel inventory and supplies	$301,340	$301,294

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

	Three Months Ended March 31,
	2016	2015
	(Dollars In Thousands)
Borrowed funds	$2,008	$2,029
Equity funds	2,464	1,950
Total	$4,472	$3,979
Average AFUDC Rates	5.2%	4.0%

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

The following table reconciles our basic and diluted EPS from net income.

	Three Months Ended March 31,
	2016	2015
	(Dollars In Thousands, Except Per Share Amounts)
Net income	$68,708	$53,163
Less: Net income attributable to noncontrolling interests	3,123	2,183
Net income attributable to Westar Energy, Inc.	65,585	50,980
Less: Net income allocated to RSUs	135	118
Net income allocated to common stock	$65,450	$50,862

Weighted average equivalent common shares outstanding – basic	141,992,846	132,395,497
Effect of dilutive securities:
RSUs	318,382	175,876
Forward sale agreements	—	2,968,258
Weighted average equivalent common shares outstanding – diluted (a)	142,311,228	135,539,631

Earnings per common share, basic	$0.46	$0.38
Earnings per common share, diluted	$0.46	$0.38
_______________
(a)We had no antidilutive securities for the three months ended March 31, 2016 and 2015.

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
CASH PAID FOR (RECEIVED FROM):
Interest on financing activities, net of amount capitalized	$30,415	$38,927
Interest on financing activities of VIEs	4,150	5,651
Income taxes, net of refunds	(383)	—
NON-CASH INVESTING TRANSACTIONS:
Property, plant and equipment additions	130,532	63,265
NON-CASH FINANCING TRANSACTIONS:
Issuance of stock for compensation and reinvested dividends	2,405	3,028
Assets acquired through capital leases	180	294

New Accounting Pronouncements

We prepare our consolidated financial statements in accordance with GAAP for the United States of America. To address current issues in accounting, the Financial Accounting Standards Board (FASB) issued the following new accounting pronouncements which may affect our accounting and/or disclosure.

Leases

In February 2016, the FASB issued Accounting Standard Update (ASU) No. 2016-02 which requires lessees to recognize right-of-use assets and lease liabilities, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months. Leases are to be classified as either financing or operating leases, with that classification affecting the pattern of expense recognition in the income statement. Accounting for leases by lessors is largely unchanged. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The guidance requires a modified retrospective approach for all leases existing at the earliest period presented, or entered into by the date of initial adoption, with certain practical expedients permitted. We are evaluating the guidance and have not yet determined the impact on our consolidated financial statements.

Stock-based Compensation

In March 2016, the FASB issued ASU No. 2016-09 as part of its simplification initiative. The areas for simplification involve several aspects of the accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We have elected to adopt effective January 1, 2016.

Under current GAAP, if the tax deduction for a stock-based payment award exceeds the compensation cost recorded for financial reporting, the additional tax benefit is recognized in additional paid-in capital and referred to as an excess tax benefit. Tax deficiencies were recognized either as an offset to the accumulated excess tax benefits, if any, or as reduction of income. The issuance of this ASU reflects the FASB’s decision that all prospective excess tax benefits and tax deficiencies should be recognized as income tax benefits and expense. Upon initial adoption, we recorded a $3.3 million cumulative effect adjustment to retained earnings for excess tax benefits that had not previously been recognized.

Further, the issuance of this ASU reflects the FASB’s decision that cash flows related to excess tax benefits should be classified as cash flows from operating activities on the consolidated statements of cash flows. Upon adoption, we have retrospectively presented cash flows from operating activities and cash flows used in financing activities on the accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2015, as $1.1 million higher than as previously reported.

Financial Instruments

In May 2015, the FASB issued ASU No. 2015-07, which removes the requirement to categorize certain investments measured at net asset value (NAV) per share within the fair value hierarchy. The guidance is effective for fiscal years beginning after December 15, 2015. We have adopted this guidance as of January 1, 2016. The adoption was limited to disclosure and does not have a material impact on our consolidated financial statements. See Note 4 “Financial Instruments and Trading Securities.”

3. RATE MATTERS AND REGULATION

KCC Proceedings

In December 2015, the Kansas Corporation Commission (KCC) approved an order allowing us to adjust our prices to include costs incurred for property taxes. The new prices were effective in January 2016 and are expected to increase our annual retail revenues by approximately $5.0 million.

In March 2016, the KCC issued an order allowing us to adjust our retail prices, subject to refund, to include updated transmission costs as reflected in the transmission formula rate (TFR). The new prices were effective in April 2016 and are expected to increase our annual retail revenues by approximately $25.3 million.

We will update our retail prices with the KCC later this year to reflect the TFR with the reduced return on equity (ROE) as described below. We estimate the annualized impact of this update on our retail revenues will be a decrease of approximately $20.0 million.

FERC Proceedings

In March 2016, the Federal Energy Regulatory Commission (FERC) approved a settlement reducing our base return on equity (ROE) used in determining our TFR. The settlement results in an ROE of 10.3%, which consists of a 9.8% base ROE plus a 0.5% incentive ROE for participation in an RTO. As of March 31, 2016, we have recorded a regulatory liability of $16.7 million for our estimated refund obligation from the refund effective date of August 20, 2014, through March 31, 2016.

In May 2016, our TFR that includes projected 2016 transmission capital expenditures and operating costs was revised to reflect the reduced ROE. The estimated revenue impact for 2016, as compared to 2015, is expected to be an increase of approximately $24.0 million.

4. FINANCIAL INSTRUMENTS AND TRADING SECURITIES

Values of Financial Instruments

GAAP establishes a hierarchical framework for disclosing the transparency of the inputs utilized in measuring assets and liabilities at fair value. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of assets and liabilities within the fair value hierarchy levels. In addition, we measure certain investments that do not have a readily determinable fair value at NAV, which are not included in the fair value hierarchy. Further explanation of these levels and NAV is summarized below.

•
Level 1 - Quoted prices are available in active markets for identical assets or liabilities. The types of assets and liabilities included in level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on public exchanges.

•
Level 2 - Pricing inputs are not quoted prices in active markets, but are either directly or indirectly observable. The types of assets and liabilities included in level 2 are typically liquid investments in funds which have a readily determinable fair value calculated using daily NAVs, other financial instruments that are comparable to actively traded securities or contracts, such as treasury securities with pricing interpolated from recent trades of similar securities, or other financial instruments priced with models using highly observable inputs.

•
Level 3 - Significant inputs to pricing have little or no transparency. The types of assets and liabilities included in level 3 are those with inputs requiring significant management judgment or estimation.

•
Net Asset Value - Investments that do not have a readily determinable fair value are measured at NAV. These investments do not consider the observability of inputs, therefore, they are not included within the fair value hierarchy. We include in this category investments in private equity, real estate and alternative investment funds. The underlying alternative investments include collateralized debt obligations, mezzanine debt and a variety of other investments.

We record cash and cash equivalents, short-term borrowings and variable-rate debt on our consolidated balance sheets at cost, which approximates fair value. We measure the fair value of fixed-rate debt, a level 2 measurement, based on quoted market prices for the same or similar issues or on the current rates offered for instruments of the same remaining maturities and redemption provisions. The recorded amount of accounts receivable and other current financial instruments approximates fair value.

We measure fair value based on information available as of the measurement date. The following table provides the carrying values and measured fair values of our fixed-rate debt.

	As of March 31, 2016		As of December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
Fixed-rate debt	$3,080,000	$3,386,212	$3,080,000	$3,259,533
Fixed-rate debt of VIEs	137,963	152,155	166,271	179,030

Recurring Fair Value Measurements

The following table provides the amounts and their corresponding level of hierarchy for our assets that are measured at fair value.

As of March 31, 2016	Level 1	Level 2	Level 3	NAV	Total
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity funds	$—	$46,313	$—	$5,830	$52,143
International equity funds	—	31,846	—	—	31,846
Core bond fund	—	24,650	—	—	24,650
High-yield bond fund	—	14,493	—	—	14,493
Emerging market bond fund	—	13,715	—	—	13,715
Combination debt/equity/other funds	—	11,071	—	—	11,071
Alternative investment fund	—	—	—	14,862	14,862
Real estate securities fund	—	—	—	20,649	20,649
Cash equivalents	26	—	—	—	26
Total Nuclear Decommissioning Trust	26	142,088	—	41,341	183,455
Trading Securities:
Domestic equity funds	—	17,776	—	—	17,776
International equity fund	—	4,321	—	—	4,321
Core bond fund	—	11,657	—	—	11,657
Cash equivalents	156	—	—	—	156
Total Trading Securities	156	33,754	—	—	33,910
Total Assets Measured at Fair Value	$182	$175,842	$—	$41,341	$217,365

As of December 31, 2015	Level 1	Level 2	Level 3	NAV	Total
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity funds	$—	$50,872	$—	$6,050	$56,922
International equity funds	—	33,595	—	—	33,595
Core bond fund	—	25,976	—	—	25,976
High-yield bond fund	—	15,288	—	—	15,288
Emerging market bond fund	—	13,584	—	—	13,584
Combination debt/equity/other funds	—	11,343	—	—	11,343
Alternative investment fund	—	—	—	16,439	16,439
Real estate securities fund	—	—	—	10,823	10,823
Cash equivalents	87	—	—	—	87
Total Nuclear Decommissioning Trust	87	150,658	—	33,312	184,057
Trading Securities:
Domestic equity funds	—	17,876	—	—	17,876
International equity fund	—	4,430	—	—	4,430
Core bond fund	—	11,423	—	—	11,423
Cash equivalents	159	—	—	—	159
Total Trading Securities	159	33,729	—	—	33,888
Total Assets Measured at Fair Value	$246	$184,387	$—	$33,312	$217,945

Some of our investments in the Nuclear Decommissioning Trust (NDT) are measured at NAV and do not have readily determinable fair values. These investments are either with investment companies or companies that follow accounting guidance consistent with investment companies. In certain situations, these investments may have redemption restrictions. The following table provides additional information on these investments.

	As of March 31, 2016		As of December 31, 2015		As of March 31, 2016
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Frequency	Length of Settlement
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity funds	$5,830	$3,829	$6,050	$1,948	(a)	(a)
Alternative investment fund (b)	14,862	—	16,439	—	Quarterly	65 days
Real estate securities fund	20,649	—	10,823	—	Quarterly	(c)
Total Nuclear Decommissioning Trust	$41,341	$3,829	$33,312	$1,948
_______________

(a)
This investment is in four long-term private equity funds that do not permit early withdrawal. Our investments in these funds cannot be distributed until the underlying investments have been liquidated, which may take years from the date of initial liquidation. Two funds have begun to make distributions. Our initial investment in the third fund occurred in the third quarter of 2013. In the first quarter of 2016, we committed to investing in a fourth fund. The terms are expected to be 15 years, subject to the general partner’s right to extend the term for up to three additional one-year periods for both the third and fourth fund.

(b)	There is a holdback on final redemptions.

(c)
This investment is in two real estate funds. In April 2016, we received proceeds for the first investment in the amount of the investment’s fair value as of March 31, 2016. Redemptions of the second fund are allowed on the last business day of the calendar quarter, or such other day or days as the investment manager may determine, and redemptions are granted as soon as reasonably possible with notice of at least 65 days. There is a holdback on final redemptions.

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

Trading Securities

We hold equity and debt investments that we classify as trading securities in a trust used to fund certain retirement benefit obligations. As of March 31, 2016, and December 31, 2015, we measured the fair value of trust assets at $33.9 million. We include unrealized gains or losses on these securities in investment earnings on our consolidated statements of income. For the three months ended March 31, 2016 and 2015, we recorded unrealized gains of $0.5 million and $0.7 million, respectively, on the assets still held.

Available-for-Sale Securities

We hold investments in a trust for the purpose of funding the decommissioning of Wolf Creek. We have classified these investments as available-for-sale and have recorded all such investments at their fair market value as of March 31, 2016, and December 31, 2015.

Using the specific identification method to determine cost, we realized a loss on our available-for-sale securities of $1.6 million during the three months ended March 31, 2016, and a gain of $0.2 million during the three months ended March 31, 2015. We record net realized and unrealized gains and losses in regulatory liabilities on our consolidated balance sheets. This reporting is consistent with the method we use to account for the decommissioning costs we recover in our prices. Gains or losses on assets in the trust fund are recorded as increases or decreases, respectively, to regulatory liabilities and could result in lower or higher funding requirements for decommissioning costs, which we believe would be reflected in the prices paid by our customers.

The following table presents the cost, gross unrealized gains and losses, fair value and allocation of investments in the NDT fund as of March 31, 2016, and December 31, 2015.

		Gross Unrealized
Security Type	Cost	Gain	Loss	Fair Value	Allocation
	(Dollars In Thousands)
As of March 31, 2016:
Domestic equity funds	$45,147	$7,099	$(103)	$52,143	28%
International equity funds	31,101	1,553	(808)	31,846	17%
Core bond fund	24,459	191	—	24,650	13%
High-yield bond fund	15,941	—	(1,448)	14,493	9%
Emerging market bond fund	15,106	—	(1,391)	13,715	7%
Combination debt/equity/other funds	8,113	2,958	—	11,071	6%
Alternative investment fund	15,000	—	(138)	14,862	9%
Real estate securities fund	20,636	13	—	20,649	11%
Cash equivalents	26	—	—	26	<1%
Total	$175,529	$11,814	$(3,888)	$183,455	100%

As of December 31, 2015:
Domestic equity funds	$49,488	$7,436	$(2)	$56,922	32%
International equity funds	33,458	1,372	(1,235)	33,595	18%
Core bond fund	26,397	—	(421)	25,976	14%
High-yield bond fund	17,047	—	(1,759)	15,288	8%
Emerging market bond fund	16,306	—	(2,722)	13,584	7%
Combination debt/equity/other funds	8,239	3,104	—	11,343	6%
Alternative investment fund	15,000	1,439	—	16,439	9%
Real estate securities fund	11,026	—	(203)	10,823	6%
Cash equivalents	87	—	—	87	<1%
Total	$177,048	$13,351	$(6,342)	$184,057	100%

The following table presents the fair value and the gross unrealized losses of the available-for-sale securities held in the NDT fund aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2016, and December 31, 2015.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
As of March 31, 2016:
Domestic equity funds	$—	$—	$668	$(103)	$668	$(103)
International equity funds	—	—	6,591	(808)	6,591	(808)
High-yield bond fund	14,493	(1,448)	—	—	14,493	(1,448)
Emerging market bond fund	—	—	13,715	(1,391)	13,715	(1,391)
Alternative investments	14,862	(138)	—	—	14,862	(138)
Total	$29,355	$(1,586)	$20,974	$(2,302)	$50,329	$(3,888)

As of December 31, 2015:
Domestic equity funds	$—	$—	$668	$(2)	$668	$(2)
International equity funds	—	—	6,717	(1,235)	6,717	(1,235)
Core bond funds	25,976	(421)	—	—	25,976	(421)
High-yield bond fund	15,288	(1,759)	—	—	15,288	(1,759)
Emerging market bond fund	—	—	13,584	(2,722)	13,584	(2,722)
Real estate securities fund	—	—	10,823	(203)	10,823	(203)
Total	$41,264	$(2,180)	$31,792	$(4,162)	$73,056	$(6,342)

6. DEBT FINANCING

In February 2016, KGE, as lessee to the La Cygne Generating Station (La Cygne) sale-leaseback, effected a refunding of $162.1 million in outstanding bonds maturing in March 2021. The stated interest rate of the bonds was reduced from 5.647% to 2.398%. See Note 12, “Variable Interest Entities,” for additional information regarding our La Cygne sale-leaseback.

7. TAXES

We recorded income tax expense of $38.6 million with an effective income tax rate of 36% for the three months ended March 31, 2016, and income tax expense of $27.7 million with an effective income tax rate of 34% for the same period of 2015. The increase in the effective income tax rate for the three months ended March 31, 2016, was due primarily to an increase in income before income taxes.

As of March 31, 2016, and December 31, 2015, our unrecognized income tax benefits totaled $2.9 million. We do not expect significant changes in our unrecognized income tax benefits in the next 12 months.

As of March 31, 2016, and December 31, 2015, we had no amounts accrued for interest related to our unrecognized income tax benefits. We accrued no penalties at either March 31, 2016, or December 31, 2015.

As of March 31, 2016, and December 31, 2015, we had recorded $1.5 million for probable assessments of taxes other than income taxes.

8. PENSION AND POST-RETIREMENT BENEFIT PLANS

The following table summarizes the net periodic costs for our pension and post-retirement benefit plans prior to the effects of capitalization.

	Pension Benefits		Post-retirement Benefits
Three Months Ended March 31,	2016	2015	2016	2015
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$4,664	$5,348	$271	$361
Interest cost	10,959	10,753	1,393	1,422
Expected return on plan assets	(10,663)	(10,059)	(1,709)	(1,654)
Amortization of unrecognized:
Prior service costs	246	130	114	114
Actuarial loss (gain), net	5,388	7,661	(280)	95
Net periodic cost (benefit) before regulatory adjustment	10,594	13,833	(211)	338
Regulatory adjustment (a)	3,306	1,797	(486)	1,013
Net periodic cost (benefit)	$13,900	$15,630	$(697)	$1,351
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

During the three months ended March 31, 2016 and 2015, we contributed $6.8 million and $8.5 million, respectively, to the Westar Energy pension trust.

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

	Pension Benefits		Post-retirement Benefits
Three Months Ended March 31,	2016	2015	2016	2015
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$1,687	$1,899	$32	$34
Interest cost	2,414	2,254	81	79
Expected return on plan assets	(2,431)	(2,261)	—	—
Amortization of unrecognized:
Prior service costs	14	14	—	—
Actuarial loss (gain), net	1,089	1,482	(4)	1
Net periodic cost before regulatory adjustment	2,773	3,388	109	114
Regulatory adjustment (a)	483	(304)	—	—
Net periodic cost	$3,256	$3,084	$109	$114
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

During the three months ended March 31, 2016 and 2015, we funded $1.6 million and $1.3 million of Wolf Creek’s pension plan contributions, respectively.

10. COMMITMENTS AND CONTINGENCIES

Environmental Matters

Cross-State Air Pollution Rule

In November 2015, the Environmental Protection Agency (EPA) proposed the Cross-State Air Pollution Update Rule. The proposed rule addresses interstate transport of nitrogen oxides (NOx) emissions in 23 states including Kansas, Missouri and Oklahoma during the ozone season and the impact from the formation of ozone on downwind states with respect to the 2008 ozone National Ambient Air Quality Standards (NAAQS). Starting with the 2017 ozone season, the proposed rule will revise the existing ozone season allowance budgets for Missouri and Oklahoma and will establish an ozone season budget for Kansas. We are currently evaluating the impact of the proposed rule on our operations, and it could have a material impact on our operations and consolidated financial results.

National Ambient Air Quality Standards

Under the federal Clean Air Act (CAA), the EPA sets NAAQS for certain emissions known as the “criteria pollutants” considered harmful to public health and the environment, including two classes of particulate matter (PM), ozone, NOx (a precursor to ozone), carbon monoxide (CO) and sulfur dioxide (SO2), which result from fossil fuel combustion. Areas meeting the NAAQS are designated attainment areas while those that do not meet the NAAQS are considered nonattainment areas. Each state must develop a plan to bring nonattainment areas into compliance with the NAAQS. NAAQS must be reviewed by the EPA at five-year intervals.

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

In December 2012, the EPA strengthened an existing NAAQS for one class of PM.  In December 2014, the EPA designated the entire state of Kansas as unclassifiable/in attainment with the standard.  We do not believe this will have a material impact on our operations or consolidated financial results.

In 2010, the EPA revised the NAAQS for SO2. In March 2015, a federal court approved a consent decree between the EPA and environmental groups. The decree includes specific SO2 emissions criteria for certain electric generating plants that, if met, requires the EPA to promulgate attainment/nonattainment designations for areas surrounding these plants by July 2016. Tecumseh Energy Center is our only generating station that meets this criteria. In February 2016, the EPA proposed to accept the State of Kansas recommendation to designate the areas surrounding the facility as unclassifiable. We are working with Kansas Department of Health and Environment to determine the impact of this proposed designation. In addition, we continue to communicate with our regulatory agencies regarding these standards and evaluate what impact the revised NAAQS could have on our operations and consolidated financial results. If areas surrounding our facilities are designated in the future as nonattainment and/or we are required to install additional equipment to control emissions at our facilities, it could have a material impact on our operations and consolidated financial results.

Greenhouse Gases

Burning coal and other fossil fuels releases carbon dioxide (CO2) and other gases referred to as GHG. Various regulations under the federal CAA limit CO2 and other GHG emissions, and other measures are being imposed or offered by individual states, municipalities and regional agreements with the goal of reducing GHG emissions.

In October 2015, the EPA published a rule establishing new source performance standards that limit CO2 emissions for new, modified and reconstructed coal and natural gas fueled electric generating units to various levels per Megawatt hour depending on various characteristics of the units. In October 2015, the EPA also published a rule establishing guidelines for states to regulate CO2 emissions from existing power plants. The standards for existing plants are known as the Clean Power Plan (CPP). Under the CPP, interim emissions performance rates must be achieved beginning in 2022 and final emissions performance rates must be achieved by 2030. Legal challenges to the CPP were filed by groups of states and industry members, including our company, in the U.S. Court of Appeals for the D.C. Circuit beginning in October 2015, and more challenges are expected. In January 2016, the U.S. Court of Appeals for the D.C. Circuit denied a request to stay the CPP pending review.  However, the U.S. Court of Appeals for the D.C. Circuit placed the case on an expedited review schedule with oral arguments scheduled for June 2016.  Based on the U.S. Court of Appeals for the D.C. Circuit denial of the petition for stay, state and industry groups petitioned the U.S. Supreme Court for a stay.  In February 2016, the U.S. Supreme Court granted the stay request. Due to the future uncertainty of the CPP, we cannot at this time determine the impact on our operations or consolidated financial results, but we believe the costs to comply could be material.

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

Regulation of Coal Combustion Byproducts

In the course of operating our coal generation plants, we produce coal combustion byproducts (CCBs), including fly ash, gypsum and bottom ash. We recycle some of our ash production, principally by selling to the aggregate industry. The EPA published a rule to regulate CCBs in April 2015, which we believe will require additional CCB handling, processing and storage equipment and closure of certain ash disposal areas. While we cannot at this time estimate the full impact and costs associated with future regulations of CCBs, we believe the impact on our operations or consolidated financial results could be material.

SPP Revenue Crediting

We are a member of the Southwest Power Pool, Inc. (SPP) RTO, which coordinates the operation of a multi-state interconnected transmission system. The SPP has been engaged in a process whereby it is seeking to allocate revenue credits under its Open Access Transmission Tariff to sponsors of certain transmission system upgrades. Qualifying upgrades are those that are not financed through general rates paid by all customers and that result in additional revenue to the SPP. The SPP is also evaluating whether sponsors are entitled to revenue credits for previously completed upgrades, and whether members will be obligated to pay for revenue credits attributable to these historical upgrades.

We believe it is reasonably possible that we will be required to pay sponsors for revenue credits attributable to historical upgrades. However, due to the complexity of the process, including the large number of transmission service requests associated with the upgrades at issue, the number of years included in the process and complexity surrounding the manner in which revenue credits are allocated, we are unable to estimate an amount, or a range of amounts, we may owe, or the impact on our consolidated financial results. We believe any amounts we may owe would be recovered in our future prices.

Storage of Spent Nuclear Fuel

In 2010, the Department of Energy (DOE) filed a motion with the Nuclear Regulatory Commission (NRC) to withdraw its then pending application to construct a national repository for the disposal of spent nuclear fuel and high-level radioactive waste at Yucca Mountain, Nevada. An NRC board denied the DOE’s motion to withdraw its application and the DOE appealed that decision to the full NRC. In 2011, the NRC issued an evenly split decision on the appeal and also ordered the licensing board to close out its work on the DOE’s application by the end of 2011 due to a lack of funding. These agency actions prompted the states of Washington and South Carolina, and a county in South Carolina, to file a lawsuit in a federal Court of Appeals asking the court to compel the NRC to resume its license review and to issue a decision on the license application. In August 2013, the court ordered the NRC to resume its review of the DOE’s application. The NRC has not yet issued its decision.

Wolf Creek is currently evaluating alternatives for expanding its existing on-site spent nuclear fuel storage to provide additional capacity prior to 2025. We cannot predict when, or if, an off-site storage site or alternative disposal site will be available to receive Wolf Creek’s spent nuclear fuel and will continue to monitor this activity.

FERC Proceedings

See Note 3, “Rate Matters and Regulation - FERC Proceedings,” for information regarding a settlement of a complaint that was filed by the KCC against us with the FERC under Section 206 of the Federal Power Act.

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

50% Interest in La Cygne Unit 2

Under an agreement that expires in September 2029, KGE entered into a sale-leaseback transaction with a trust under which the trust purchased KGE’s 50% interest in La Cygne unit 2 and subsequently leased it back to KGE. The trust was financed with an equity contribution from an owner participant and debt issued by the trust. The trust was created specifically to purchase the 50% interest in La Cygne unit 2 and lease it back to KGE, and does not hold any other assets. We meet the requirements to be considered the primary beneficiary of the trust. In determining the primary beneficiary of the trust, we concluded that the activities of the trust that most significantly impact its economic performance and that we have the power to direct include (1) the operation and maintenance of the 50% interest in La Cygne unit 2 and (2) our ability to exercise a purchase option at the end of the agreement at the lesser of fair value or a fixed amount. We have the potential to receive benefits from the trust that could potentially be significant if the fair value of the 50% interest in La Cygne unit 2 at the end of the agreement is greater than the fixed amount. In February 2016, KGE effected a refunding of the $162.1 million in outstanding bonds maturing March 2021. See Note 6, “Debt Financing,” for additional information.

Financial Statement Impact

We have recorded the following assets and liabilities on our consolidated balance sheets related to the VIEs described above.

	As of	As of
	March 31, 2016	December 31, 2015
	(In Thousands)
Assets:
Property, plant and equipment of variable interest entities, net	$265,655	$268,239
Regulatory assets (a)	9,428	9,088

Liabilities:
Current maturities of long-term debt of variable interest entities	$26,842	$28,309
Accrued interest (b)	19	2,457
Long-term debt of variable interest entities, net	111,239	138,097
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

INTRODUCTION

We are the largest electric utility in Kansas. We produce, transmit and sell electricity at retail to customers in Kansas under the regulation of the KCC. We also supply electric energy at wholesale to municipalities and electric cooperatives in Kansas under the regulation of FERC. We have contracts for the sale or purchase of wholesale electricity with other utilities.

In Management’s Discussion and Analysis, we discuss our operating results for the three months ended March 31, 2016, compared to the same period of 2015, our general financial condition and significant changes that occurred during 2016. As you read Management’s Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

SUMMARY OF SIGNIFICANT ITEMS

Earnings Per Share

Following is a summary of our net income and basic EPS.

	Three Months Ended March 31,
	2016	2015	Change
	(Dollars In Thousands, Except Per Share Amounts)
Net income attributable to Westar Energy, Inc.	$65,585	$50,980	$14,605
Earnings per common share, basic	0.46	0.38	0.08

Net income and basic EPS increased for the three months ended March 31, 2016, compared to the same period in 2015, due primarily to higher prices, lower operations and maintenance expense and an increase in corporate-owned life insurance (COLI) benefits. Lower sales partially offset these increases as a result of being the fifth warmest winter in over a century. Additional shares issued in 2015 also impacted 2016 EPS. Had we not issued those shares, EPS would have been approximately $0.03 higher in 2016. See the discussion under “—Operating Results” below for additional information.

Current Trends

The following is an update to and is to be read in conjunction with “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K.

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations. Environmental laws and regulations affecting our operations are overlapping, complex, subject to changes, have become more stringent over time and are expensive to implement. There are a variety of final and proposed laws and regulations that could have a material adverse effect on our operations and consolidated financial results, including those relating to:

•	further regulation of GHGs by the EPA, including regulations pursuant to the Clean Power Plan, and future legislation that could be proposed by the U.S. Congress;

•	various proposed and expected regulations governing air emissions including those relating to NAAQS (particularly those relating to PM, NOx, ozone, CO and SO2) and the Cross-State Air Pollution Rule;

•	the definition of Waters of the United States for purposes of the CWA; and,

•	the regulation of CCB.

In February 2016, the U.S. Supreme Court granted a request to stay the CPP pending the outcome of various legal challenges. See Note 10, “Commitments and Contingencies,” for additional information on environmental matters.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Note 2 of the Notes to Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies,” contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions by management. The policies highlighted in our 2015 Form 10-K have an impact on our reported results that may be material due to the levels of judgment and subjectivity necessary to account for uncertain matters or their susceptibility to change.

From December 31, 2015, through March 31, 2016, we did not experience any significant changes in our critical accounting estimates. For additional information, see our 2015 Form 10-K.

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

Wholesale: Sales of electricity to electric cooperatives, municipalities and other electric utilities and RTOs, the prices for which are either based on cost or prevailing market prices as prescribed by FERC authority. Revenues from these sales are either included in the RECA or used in the determinations of base rates at the time of our next general rate review.

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

Three Months Ended March 31, 2016, Compared to Three Months Ended March 31, 2015

Below we discuss our operating results for the three months ended March 31, 2016, compared to the results for the three months ended March 31, 2015. Significant changes in results of operations shown in the table immediately below are further explained in the descriptions that follow.

	Three Months Ended March 31,
	2016	2015	Change	% Change
	(Dollars In Thousands, Except Per Share Amounts)
REVENUES:
Residential	$179,290	$181,294	$(2,004)	(1.1)
Commercial	165,673	161,305	4,368	2.7
Industrial	100,697	96,479	4,218	4.4
Other retail	(14,381)	539	(14,920)	(a)
Total Retail Revenues	431,279	439,617	(8,338)	(1.9)
Wholesale	67,412	86,755	(19,343)	(22.3)
Transmission	63,915	58,585	5,330	9.1
Other	6,844	5,850	994	17.0
Total Revenues	569,450	590,807	(21,357)	(3.6)
OPERATING EXPENSES:
Fuel and purchased power	100,058	155,482	(55,424)	(35.6)
SPP network transmission costs	60,760	56,812	3,948	6.9
Operating and maintenance	77,757	85,080	(7,323)	(8.6)
Depreciation and amortization	83,640	74,586	9,054	12.1
Selling, general and administrative	56,456	55,418	1,038	1.9
Taxes other than income tax	48,968	37,871	11,097	29.3
Total Operating Expenses	427,639	465,249	(37,610)	(8.1)
INCOME FROM OPERATIONS	141,811	125,558	16,253	12.9
OTHER INCOME (EXPENSE):
Investment earnings	2,016	2,480	(464)	(18.7)
Other income	9,477	2,814	6,663	236.8
Other expense	(5,543)	(5,713)	170	3.0
Total Other Income (Expense)	5,950	(419)	6,369	(a)
Interest expense	40,431	44,298	(3,867)	(8.7)
INCOME BEFORE INCOME TAXES	107,330	80,841	26,489	32.8
Income tax expense	38,622	27,678	10,944	39.5
NET INCOME	68,708	53,163	15,545	29.2
Less: Net income attributable to noncontrolling interests	3,123	2,183	940	43.1
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$65,585	$50,980	$14,605	28.6
BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC.	$0.46	$0.38	$0.08	21.1
DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC.	$0.46	$0.38	$0.08	21.1
_______________
(a) Change greater than 1,000%

Gross Margin

Fuel and purchased power costs fluctuate with electricity sales and unit costs. As permitted by regulators, we adjust our retail prices to reflect changes in the costs of fuel and purchased power. Fuel and purchased power costs for wholesale customers are recovered at prevailing market prices or based on a predetermined formula with a price adjustment approved by FERC. As a result, changes in fuel and purchased power costs are offset in revenues with minimal impact on net income. In addition, SPP network transmission costs fluctuate due primarily to investments by us and other members of the SPP for upgrades to the transmission grid within the SPP RTO. As with fuel and purchased power costs, changes in SPP network transmission costs are mostly reflected in the prices we charge customers with minimal impact on net income. For these reasons, we believe gross margin is useful for understanding and analyzing changes in our operating performance from one period to the next. We calculate gross margin as total revenues, including transmission revenues, less the sum of fuel and purchased power costs and amounts billed by the SPP for network transmission costs. Accordingly, gross margin reflects transmission revenues and costs on a net basis. The following table summarizes our gross margin for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015	Change	% Change
	(Dollars in Thousands)
Revenues	$569,450	$590,807	$(21,357)	(3.6)
Less: Fuel and purchased power expense	100,058	155,482	(55,424)	(35.6)
SPP network transmission costs	60,760	56,812	3,948	6.9
Gross Margin	$408,632	$378,513	$30,119	8.0

The following table reflects changes in electricity sales for the three months ended March 31, 2016 and 2015. No electricity sales are shown for transmission or other as they are not directly related to the amount of electricity we sell.

	Three Months Ended March 31,
	2016	2015	Change	% Change
	(Thousands of MWh)
ELECTRICITY SALES:
Residential	1,397	1,554	(157)	(10.1)
Commercial	1,659	1,731	(72)	(4.2)
Industrial	1,302	1,324	(22)	(1.7)
Other retail	20	20	—	—
Total Retail	4,378	4,629	(251)	(5.4)
Wholesale	1,875	2,571	(696)	(27.1)
Total	6,253	7,200	(947)	(13.2)

Gross margin increased for the three months ended March 31, 2016, compared to the same period in 2015, due primarily to higher prices partially offset by lower sales. The lower retail electric sales were attributable principally to warmer winter weather, which particularly impacts residential and commercial electricity sales. During the three months ended March 31, 2016, compared to the same period in 2015, there were approximately 15% fewer heating degree days, marking the fifth warmest winter in over a century.

Income from operations is the most directly comparable measure to our presentation of gross margin that is calculated and presented in accordance with GAAP in our consolidated statements of income. Our presentation of gross margin should not be considered in isolation or as a substitute for income from operations. Additionally, our presentation of gross margin may not be comparable to similarly titled measures reported by other companies. The following table reconciles income from operations with gross margin for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015	Change	% Change
	(Dollars in Thousands)
Gross margin	$408,632	$378,513	$30,119	8.0
Less: Operating and maintenance expense	77,757	85,080	(7,323)	(8.6)
Depreciation and amortization expense	83,640	74,586	9,054	12.1
Selling, general and administrative expense	56,456	55,418	1,038	1.9
Taxes other than income tax	48,968	37,871	11,097	29.3
Income from operations	$141,811	$125,558	$16,253	12.9

Operating Expenses and Other Income and Expense Items

	Three Months Ended March 31,
	2016	2015	Change	% Change
	(Dollars in Thousands)
Operating and maintenance expense	$77,757	$85,080	$(7,323)	(8.6)

Operating and maintenance expense decreased for the three months ended March 31, 2016, compared to the same period in 2015, due primarily to:

•	lower distribution maintenance expense of $4.1 million due partially to focusing our labor resources on capital improvements as part of a plan to improve long-term reliability; and

•	a $1.9 million decrease in operating and maintenance costs related to retiring three generating units in late 2015.

	Three Months Ended March 31,
	2016	2015	Change	% Change
	(Dollars in Thousands)
Depreciation and amortization expense	$83,640	$74,586	$9,054	12.1

Depreciation and amortization expense increased during the three months ended March 31, 2016, compared to the same period of 2015, due primarily to additions at our power plants, including air quality controls at La Cygne.

	Three Months Ended March 31,
	2016	2015	Change	% Change
	(Dollars in Thousands)
Taxes other than income tax	$48,968	$37,871	$11,097	29.3

Taxes other than income tax increased for the three months ended March 31, 2016, compared to the same period in 2015, due primarily to a $11.5 million increase in property tax expense, which is offset in retail revenues.

	Three Months Ended March 31,
	2016	2015	Change	% Change
	(Dollars in Thousands)
Other Income	$9,477	$2,814	$6,663	236.8

Other income increased during the three months ended March 31, 2016, compared to the same period in 2015, due primarily to an increase in COLI benefits of $6.5 million.

	Three Months Ended March 31,
	2016	2015	Change	% Change
	(Dollars in Thousands)
Income tax expense	$38,622	$27,678	$10,944	39.5

Income tax expense increased for the three months ended March 31, 2016, compared to the same period in 2015, due primarily to higher income before income taxes.

FINANCIAL CONDITION

A number of factors affected amounts recorded on our balance sheet as of March 31, 2016, compared to December 31, 2015.

	As of	As of
	March 31, 2016	December 31, 2015	Change	% Change
	(Dollars in Thousands)
Regulatory assets	$845,109	$860,918	$(15,809)	(1.8)
Regulatory liabilities	282,006	292,811	(10,805)	(3.7)
Net regulatory assets	$563,103	$568,107	$(5,004)	(0.9)

Total regulatory assets decreased due primarily to the following items:

•	a $9.6 million decrease in deferred employee benefit costs;

•	a $5.5 million decrease in amounts deferred for property taxes;

•	a $4.0 million decrease in amounts deferred for Wolf Creek refueling and maintenance outages; and

•	a $3.9 million decrease in amounts due from customers for future income taxes; however,

•
partially offsetting these decreases was a $6.3 million increase in unrecovered amounts related to the retirement of analog meters prior to the end of their remaining useful lives due to modernization of meter technology.

Total regulatory liabilities decreased due primarily to the following reasons:

•	a $16.8 million decrease due to spending more than collected for the cost to remove retired plant assets; and

•	a $10.0 million decrease in refund obligations related to amounts we have collected from our customers in excess of our actual cost of fuel and purchased power; however,

•
partially offsetting these decreases was a FERC settlement approval that resulted in a $16.7 million estimated refund obligation that was previously accrued in other current liabilities. See Note 3 of the Notes to Condensed Consolidated Financial Statements, “Rate Matters and Regulation - FERC Proceedings,” for a discussion of the FERC settlement.

	As of	As of
	March 31, 2016	December 31, 2015	Change	% Change
	(Dollars in Thousands)
Current maturities of long-term debt of variable interest entities	$26,842	$28,309	$(1,467)	(5.2)
Long-term debt of variable interest entities	111,239	138,097	(26,858)	(19.4)
Total long-term debt of variable interest entities	$138,081	$166,406	$(28,325)	(17.0)

Total long-term debt of VIEs decreased due to the VIEs that hold the JEC and La Cygne leasehold interests having made principal payments totaling $28.3 million.

	As of	As of
	March 31, 2016	December 31, 2015	Change	% Change
	(Dollars in Thousands)
Short-term debt	$316,800	$250,300	$66,500	26.6

Short-term debt increased due to increases in issuances of commercial paper used primarily to fund capital expenditures, working capital and other corporate purposes.

	As of	As of
	March 31, 2016	December 31, 2015	Change	% Change
	(Dollars in Thousands)
Accrued taxes	$128,152	$83,773	$44,379	53.0

Accrued taxes increased due primarily to a $39.4 million increase in accrued property taxes.

	As of	As of
	March 31, 2016	December 31, 2015	Change	% Change
	(Dollars in Thousands)
Deferred income taxes	$1,619,112	$1,591,430	$27,682	1.7

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

Short-Term Borrowings

Westar Energy maintains a commercial paper program pursuant to which it may issue commercial paper up to a maximum aggregate amount outstanding at any one time of $1.0 billion. This program is supported by Westar Energy’s revolving credit facilities. Maturities of commercial paper issuances may not exceed 365 days from the date of issuance and proceeds from such issuances will be used to temporarily fund capital expenditures, to redeem debt on an interim basis, for working capital and/or for other general corporate purposes. As of April 27, 2016, Westar Energy had $362.6 million of commercial paper issued and outstanding.

Westar Energy has two revolving credit facilities in the amounts of $730.0 million and $270.0 million. The $730.0 million facility will expire in September 2019, $20.7 million of which will expire in September 2017. The $270.0 million credit facility will expire in February 2017. As long as there is no default under the facilities, the $730.0 million facility may be extended an additional year and the aggregate amount of borrowings under the $730.0 million and $270.0 million facilities may be increased to $1.0 billion and $400.0 million, respectively, subject to lender participation. All borrowings under the facilities are secured by KGE first mortgage bonds. Total combined borrowings under the revolving credit facilities and the commercial paper program may not exceed $1.0 billion at any given time. As of April 27, 2016, no amounts were borrowed and $20.2 million in letters of credit had been issued under the $730.0 million facility. No amounts were borrowed and no letters of credit were issued under the $270.0 million facility as of the same date.

Long-Term Debt Financing

In February 2016, KGE, as lessee to the La Cygne sale-leaseback, effected a refunding of $162.1 million in outstanding bonds maturing in March 2021. The stated interest rate of the bonds was reduced from 5.647% to 2.398%. See Note 12 of the Notes to Condensed Consolidated Financial Statements, “Variable Interest Entities,” for additional information regarding our La Cygne sale-leaseback.

Debt Covenants

We were in compliance with our debt covenants as of March 31, 2016.

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

As of April 27, 2016, our ratings with the agencies are as shown in the table below.

	Westar Energy First Mortgage Bond Rating	KGE First Mortgage Bond Rating	Westar Energy Commercial Paper	Rating Outlook
Moody’s	A2	A2	P-2	Stable
S&P	A	A	A-2	Stable

Summary of Cash Flows

	Three Months Ended March 31,
	2016	2015	Change	% Change
	(Dollars In Thousands)
Cash flows from (used in):
Operating activities	$238,876	$213,568	$25,308	11.9
Investing activities	(197,761)	(186,294)	(11,467)	(6.2)
Financing activities	(40,875)	(25,756)	(15,119)	(58.7)
Net increase in cash and cash equivalents	$240	$1,518	$(1,278)	(84.2)

Cash Flows from Operating Activities

Cash flows from operating activities increased due principally to our having paid $25.0 million less for coal and natural gas, $10.0 million less for interest and $7.1 million less for the Wolf Creek refueling outage and receiving $6.1 million more in COLI proceeds. Partially offsetting these increases was our having received $19.9 million less for wholesale power sales and transmission services.
Cash Flows used in Investing Activities
Cash flows used in investing activities increased due primarily to our having invested $33.6 million more in additions to property, plant and equipment. Partially offsetting this increase was our having received $22.8 million more from our investment in COLI.

Cash Flows used in Financing Activities

Cash flows used in financing activities increased due principally to our having redeemed $162.4 million more in long-term debt of VIEs, issuing $101.3 million less in commercial paper, repaying $21.9 million more for borrowings against the cash surrender value of COLI, issuing $7.5 million less in common stock and paying $5.9 million more in dividends. Partially offsetting these increases was our having issued $162.0 million more in long-term debt of VIEs and redeeming $125.0 million less in long-term debt.

Pension Contribution

During the three months ended March 31, 2016, we contributed $6.8 million to the Westar Energy pension trust. We funded $1.6 million of Wolf Creek’s pension plan contributions during the same period.

OFF-BALANCE SHEET ARRANGEMENTS

From December 31, 2015, through March 31, 2016, our off-balance sheet arrangements did not change materially. For additional information, see our 2015 Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

From December 31, 2015, through March 31, 2016, our contractual obligations and commercial commitments did not change materially outside the ordinary course of business. For additional information, see our 2015 Form 10-K.

OTHER INFORMATION

Changes in Prices

See Note 3 of the Notes to Condensed Consolidated Financial Statements, “Rate Matters and Regulation,” for information on our prices.

New Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for information on accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in commodity prices, counterparty credit, interest rates, and debt and equity instrument values. From December 31, 2015, to March 31, 2016, no significant changes occurred in our market risk exposure. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2015 Form 10-K for additional information.

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on legal proceedings is set forth in Notes 3, 10 and 11 of the Notes to Condensed Consolidated Financial Statements, “Rate Matters and Regulation,” “Commitments and Contingencies” and “Legal Proceedings,” respectively, which are incorporated herein by reference.

ITEM 1A. RISK FACTORS

     There were no material changes in our risk factors from December 31, 2015, through March 31, 2016. For additional information, see our 2015 Form 10-K.

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

ITEM 6. EXHIBITS

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended March 31, 2016
31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended March 31, 2016
32
Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended March 31, 2016 (furnished and not to be considered filed as part of the Form 10-Q)

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

WESTAR ENERGY, INC.

Date:	May 3, 2016	By:	/s/ Anthony D. Somma
Anthony D. Somma
Senior Vice President, Chief Financial Officer and Treasurer