Form 10-Q
period 2016-06-30
WESTAR ENERGY INC /KS
filed 2016-08-02
CIK 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
Large accelerated filer    X      Accelerated filer            Non-accelerated filer              Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes             No    X
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	141,734,848 shares
(Class)	(Outstanding at July 27, 2016)

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition
2015 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2015
AFUDC	Allowance for funds used during construction
ASU	Accounting Standard Update
CAA	Clean Air Act
CCB	Coal combustion byproducts
CO	Carbon monoxide
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
CPP	Clean Power Plan
CWA	Clean Water Act
DOE	Department of Energy
DOJ	Department of Justice
EPA	Environmental Protection Agency
EPS	Earnings per share
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
Great Plains Energy	Great Plains Energy Incorporated
JEC	Jeffrey Energy Center
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health & Environment
KGE	Kansas Gas and Electric Company
La Cygne	La Cygne Generating Station
Merger	Pending acquisition of Westar Energy, Inc. by Great Plains Energy Incorporated
Missouri Commission	Public Service Commission of the State of Missouri
Moody’s	Moody’s Investors Service
NAAQS	National Ambient Air Quality Standards
NAV	Net Asset Value
NDT	Nuclear Decommissioning Trust
NOx	Nitrogen oxides
NRC	Nuclear Regulatory Commission
PM	Particulate matter
PPB	Parts per billion
RECA	Retail energy cost adjustment
ROE	Return on equity
RSU	Restricted share unit
RTO	Regional transmission organization
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
TFR	Transmission Formula Rate
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q are “forward-looking statements.” The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we “believe,” “anticipate,” “target,” “expect,” “estimate,” “intend” and words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning matters such as, but not limited to:

-	the pending acquisition (merger) of Westar Energy, Inc. by Great Plains Energy Incorporated (Great Plains Energy),

-	amount, type and timing of capital expenditures,

-	earnings,

-	cash flow,

-	liquidity and capital resources,

-	litigation,

-	accounting matters,

-	possible corporate restructurings, acquisitions and dispositions,

-	compliance with debt and other restrictive covenants,

-	interest rates and dividends,

-	environmental matters,

-	regulatory matters,

-	nuclear operations, and

-	the overall economy of our service area and its impact on our customers’ demand for electricity and their ability to pay for service.

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

-	reduced demand for coal-based energy because of actual or potential climate impacts and the development of alternate energy sources,

-	current and future litigation, regulatory investigations, proceedings or inquiries,

-	cost of fuel used in generation and wholesale electricity prices,

-	certain risks and uncertainties associated with the merger, including, without limitation, those related to:

-	receipt of approval from our shareholders and shareholders of Great Plains Energy;

-	the timing of, and the conditions imposed by, regulatory approvals required for the merger;

-	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement or could otherwise cause the failure of the merger to close;

-	the failure of Great Plains Energy to obtain any financing necessary to complete the merger;

-	the outcome of any legal proceedings, regulatory proceedings or enforcement matters that have been or may be instituted in connection with the merger;

-	the receipt of an unsolicited offer from another party to acquire our assets or capital stock (or those of Great Plains Energy) that could interfere with the proposed merger;

-	the timing to consummate the proposed transaction;

-	disruption from the proposed transaction making it more difficult to maintain relationships with customers, employees, regulators or suppliers;

-	the diversion of management time and attention on the transaction;

-	the amount of costs, fees, expenses and charges related to the merger; and

-	the effect and timing of changes in laws or in governmental regulations (including environmental laws and regulations) that could adversely affect our participation in the merger; and

-
other factors discussed elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K), including in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other reports we file from time to time with the Securities and Exchange Commission (SEC), including the proxy statement and other materials that we have filed or will file with the SEC in connection with the merger.

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

PART I.    FINANCIAL INFORMATION
ITEM I.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Par Values)
(Unaudited)

	As of	As of
	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,213	$3,231
Accounts receivable, net of allowance for doubtful accounts of $5,093 and $5,294, respectively	298,841	258,286
Fuel inventory and supplies	299,465	301,294
Prepaid expenses	17,994	16,864
Regulatory assets	87,256	109,606
Other	33,099	27,860
Total Current Assets	741,868	717,141
PROPERTY, PLANT AND EQUIPMENT, NET	8,800,698	8,524,902
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	263,072	268,239
OTHER ASSETS:
Regulatory assets	734,844	751,312
Nuclear decommissioning trust	189,179	184,057
Other	241,081	260,015
Total Other Assets	1,165,104	1,195,384
TOTAL ASSETS	$10,970,742	$10,705,666
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$125,000	$—
Current maturities of long-term debt of variable interest entities	26,842	28,309
Short-term debt	177,000	250,300
Accounts payable	178,374	220,969
Accrued dividends	52,767	49,829
Accrued taxes	95,084	83,773
Accrued interest	41,969	71,426
Regulatory liabilities	33,634	25,697
Other	90,841	106,632
Total Current Liabilities	821,511	836,935
LONG-TERM LIABILITIES:
Long-term debt, net	3,387,696	3,163,950
Long-term debt of variable interest entities, net	111,230	138,097
Deferred income taxes	1,655,825	1,591,430
Unamortized investment tax credits	208,318	209,763
Regulatory liabilities	247,916	267,114
Accrued employee benefits	455,923	462,304
Asset retirement obligations	280,507	275,285
Other	87,065	88,825
Total Long-Term Liabilities	6,434,480	6,196,768
COMMITMENTS AND CONTINGENCIES (See Notes 4, 11 and 12)
EQUITY:
Westar Energy, Inc. Shareholders’ Equity:
Common stock, par value $5 per share; authorized 275,000,000 shares; issued and outstanding 141,691,017 shares and 141,353,426 shares, respective to each date	708,455	706,767
Paid-in capital	2,008,491	2,004,124
Retained earnings	978,187	945,830
Total Westar Energy, Inc. Shareholders’ Equity	3,695,133	3,656,721
Noncontrolling Interests	19,618	15,242
Total Equity	3,714,751	3,671,963
TOTAL LIABILITIES AND EQUITY	$10,970,742	$10,705,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,
	2016	2015
REVENUES	$621,448	$589,563
OPERATING EXPENSES:
Fuel and purchased power	118,630	140,080
SPP network transmission costs	55,227	57,352
Operating and maintenance	85,619	82,739
Depreciation and amortization	84,226	76,759
Selling, general and administrative	75,724	63,663
Taxes other than income tax	48,407	37,494
Total Operating Expenses	467,833	458,087
INCOME FROM OPERATIONS	153,615	131,476
OTHER INCOME (EXPENSE):
Investment earnings	2,280	1,634
Other income	3,382	15,121
Other expense	(2,908)	(2,633)
Total Other Income	2,754	14,122
Interest expense	39,683	45,516
INCOME BEFORE INCOME TAXES	116,686	100,082
Income tax expense	40,542	33,839
NET INCOME	76,144	66,243
Less: Net income attributable to noncontrolling interests	3,804	2,533
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$72,340	$63,710
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC. (See Note 2):
Basic earnings per common share	$0.51	$0.47
Diluted earnings per common share	$0.51	$0.46
AVERAGE EQUIVALENT COMMON SHARES OUTSTANDING:
Basic	142,033,842	135,939,197
Diluted	142,497,335	137,412,152
DIVIDENDS DECLARED PER COMMON SHARE	$0.38	$0.36

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
REVENUES	$1,190,898	$1,180,370
OPERATING EXPENSES:
Fuel and purchased power	218,688	295,561
SPP network transmission costs	115,987	114,164
Operating and maintenance	163,377	167,819
Depreciation and amortization	167,866	151,345
Selling, general and administrative	132,179	119,082
Taxes other than income tax	97,375	75,365
Total Operating Expenses	895,472	923,336
INCOME FROM OPERATIONS	295,426	257,034
OTHER INCOME (EXPENSE):
Investment earnings	4,296	4,113
Other income	12,860	17,935
Other expense	(8,451)	(8,345)
Total Other Income	8,705	13,703
Interest expense	80,114	89,814
INCOME BEFORE INCOME TAXES	224,017	180,923
Income tax expense	79,165	61,517
NET INCOME	144,852	119,406
Less: Net income attributable to noncontrolling interests	6,927	4,716
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$137,925	$114,690
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC. (See Note 2):
Basic earnings per common share	$0.97	$0.85
Diluted earnings per common share	$0.97	$0.84
AVERAGE EQUIVALENT COMMON SHARES OUTSTANDING:
Basic	142,013,344	134,177,136
Diluted	142,361,347	136,329,603
DIVIDENDS DECLARED PER COMMON SHARE	$0.76	$0.72

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$144,852	$119,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,866	151,345
Amortization of nuclear fuel	16,831	10,085
Amortization of deferred regulatory gain from sale leaseback	(2,748)	(2,748)
Amortization of corporate-owned life insurance	8,819	9,042
Non-cash compensation	4,778	4,241
Net deferred income taxes and credits	75,334	54,740
Allowance for equity funds used during construction	(5,247)	(2,041)
Changes in working capital items:
Accounts receivable	(40,555)	998
Fuel inventory and supplies	2,140	(31,307)
Prepaid expenses and other	7,126	(40,195)
Accounts payable	(21,364)	(2,873)
Accrued taxes	16,272	16,893
Other current liabilities	(62,434)	(65,908)
Changes in other assets	1,848	(9,712)
Changes in other liabilities	15,163	21,046
Cash Flows from Operating Activities	328,681	233,012
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(503,631)	(334,905)
Purchase of securities - trusts	(39,603)	(9,980)
Sale of securities - trusts	41,201	10,263
Investment in corporate-owned life insurance	(14,648)	(14,845)
Proceeds from investment in corporate-owned life insurance	24,171	1,192
Investment in affiliated company	(655)	—
Other investing activities	(2,798)	(653)
Cash Flows used in Investing Activities	(495,963)	(348,928)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(73,300)	49,500
Proceeds from long-term debt	396,577	—
Proceeds from long-term debt of variable interest entities	162,048	—
Retirements of long-term debt	(50,000)	(125,000)
Retirements of long-term debt of variable interest entities	(190,355)	(27,925)
Repayment of capital leases	(401)	(1,721)
Borrowings against cash surrender value of corporate-owned life insurance	54,910	56,622
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(22,921)	(899)
Issuance of common stock	1,354	256,394
Distributions to shareholders of noncontrolling interests	(2,551)	(1,076)
Cash dividends paid	(101,137)	(89,035)
Other financing activities	(4,960)	(3,234)
Cash Flows from Financing Activities	169,264	113,626
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,982	(2,290)
CASH AND CASH EQUIVALENTS:
Beginning of period	3,231	4,556
End of period	$5,213	$2,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Westar Energy, Inc. Shareholders
	Common stock shares	Common stock	Paid-in capital	Retained earnings	Non-controlling interests	Total equity
Balance as of December 31, 2014	131,687,454	$658,437	$1,781,120	$855,299	$6,451	$3,301,307
Net income	—	—	—	114,690	4,716	119,406
Issuance of stock	9,208,267	46,041	210,353	—	—	256,394
Issuance of stock for compensation and reinvested dividends	282,897	1,415	4,117	—	—	5,532
Tax withholding related to stock compensation	—	—	(3,234)	—	—	(3,234)
Dividends declared on common stock ($0.72 per share)	—	—	—	(99,169)	—	(99,169)
Stock compensation expense	—	—	4,196	—	—	4,196
Tax benefit on stock compensation	—	—	1,178	—	—	1,178
Distributions to shareholders of noncontrolling interests	—	—	—	—	(1,076)	(1,076)
Other	—	—	(69)	—	(1)	(70)
Balance as of June 30, 2015	141,178,618	$705,893	$1,997,661	$870,820	$10,090	$3,584,464

Balance as of December 31, 2015	141,353,426	$706,767	$2,004,124	$945,830	$15,242	$3,671,963
Net income	—	—	—	137,925	6,927	144,852
Issuance of stock	28,674	143	1,211	—	—	1,354
Issuance of stock for compensation and reinvested dividends	308,917	1,545	3,396	—	—	4,941
Tax withholding related to stock compensation	—	—	(4,960)	—	—	(4,960)
Dividends declared on common stock ($0.76 per share)	—	—	—	(108,894)	—	(108,894)
Stock compensation expense	—	—	4,720	—	—	4,720
Distribution to shareholders of noncontrolling interests	—	—	—	—	(2,551)	(2,551)
Cumulative effect of accounting change - stock compensation	—	—	—	3,326	—	3,326
Balance as of June 30, 2016	141,691,017	$708,455	$2,008,491	$978,187	$19,618	$3,714,751

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

We provide electric generation, transmission and distribution services to approximately 704,000 customers in Kansas. Westar Energy provides these services in central and northeastern Kansas, including the cities of Topeka, Lawrence, Manhattan, Salina and Hutchinson. Kansas Gas and Electric Company (KGE), Westar Energy’s wholly owned subsidiary, provides these services in south-central and southeastern Kansas, including the city of Wichita. Both Westar Energy and KGE conduct business using the name Westar Energy. Our corporate headquarters is located at 818 South Kansas Avenue, Topeka, Kansas 66612.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

We prepare our unaudited condensed consolidated financial statements in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles (GAAP) for the United States of America have been condensed or omitted. Our condensed consolidated financial statements include all operating divisions, majority owned subsidiaries and variable interest entities (VIEs) of which we maintain a controlling interest or are the primary beneficiary reported as a single reportable segment. Undivided interests in jointly-owned generation facilities are included on a proportionate basis. Intercompany accounts and transactions have been eliminated in consolidation. In our opinion, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the condensed consolidated financial statements, have been included.

The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in our 2015 Form 10-K.

Use of Management’s Estimates

When we prepare our condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, including those related to depreciation, unbilled revenue, valuation of investments, forecasted fuel costs included in our retail energy cost adjustment (RECA) billed to customers, income taxes, pension and post-retirement benefits, our asset retirement obligations including the decommissioning of Wolf Creek, environmental issues, VIEs, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the results to be expected for the full year.

Fuel Inventory and Supplies

We state fuel inventory and supplies at average cost. Following are the balances for fuel inventory and supplies stated separately.

	As of	As of
	June 30, 2016	December 31, 2015
	(In Thousands)
Fuel inventory	$107,397	$113,438
Supplies	192,068	187,856
Fuel inventory and supplies	$299,465	$301,294

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars In Thousands)
Borrowed funds	$2,338	$552	$4,347	$2,581
Equity funds	2,783	90	5,247	2,041
Total	$5,121	$642	$9,594	$4,622
Average AFUDC Rates	4.2%	1.2%	4.6%	3.2%

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

The following table reconciles our basic and diluted EPS from net income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars In Thousands, Except Per Share Amounts)
Net income	$76,144	$66,243	$144,852	$119,406
Less: Net income attributable to noncontrolling interests	3,804	2,533	6,927	4,716
Net income attributable to Westar Energy, Inc.	72,340	63,710	137,925	114,690
Less: Net income allocated to RSUs	156	141	290	257
Net income allocated to common stock	$72,184	$63,569	$137,635	$114,433

Weighted average equivalent common shares outstanding – basic	142,033,842	135,939,197	142,013,344	134,177,136
Effect of dilutive securities:
RSUs	463,493	121,234	348,003	127,999
Forward sale agreements	—	1,351,721	—	2,024,468
Weighted average equivalent common shares outstanding – diluted (a)	142,497,335	137,412,152	142,361,347	136,329,603

Earnings per common share, basic	$0.51	$0.47	$0.97	$0.85
Earnings per common share, diluted	$0.51	$0.46	$0.97	$0.84
_______________
(a) We had no antidilutive securities for the three and six months ended June 30, 2016 and 2015.

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2016	2015
	(In Thousands)
CASH PAID FOR (RECEIVED FROM):
Interest on financing activities, net of amount capitalized	$70,697	$82,297
Interest on financing activities of VIEs	4,150	5,651
Income taxes, net of refunds	(77)	126
NON-CASH INVESTING TRANSACTIONS:
Property, plant and equipment additions	71,830	66,861
NON-CASH FINANCING TRANSACTIONS:
Issuance of stock for compensation and reinvested dividends	4,941	5,532
Assets acquired through capital leases	392	1,102

New Accounting Pronouncements

We prepare our consolidated financial statements in accordance with GAAP for the United States of America. To address current issues in accounting, the Financial Accounting Standards Board (FASB) issued the following new accounting pronouncements which may affect our accounting and/or disclosure.

Leases

In February 2016, the FASB issued Accounting Standard Update (ASU) No. 2016-02 which requires lessees to recognize right-of-use assets and lease liabilities, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months. Leases are to be classified as either financing or operating leases, with that classification affecting the pattern of expense recognition in the income statement. Accounting for leases by lessors is largely unchanged. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The guidance requires a modified retrospective approach for all leases existing at the earliest period presented, or entered into by the date of initial adoption, with certain practical expedients permitted. We are evaluating the guidance and believe application of the guidance will result in an increase to our assets and liabilities on our consolidated financial statements.

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

Prior to the adoption of ASU 2016-09, if the tax deduction for a stock-based payment award exceeded the compensation cost recorded for financial reporting, the additional tax benefit was recognized in additional paid-in capital and referred to as an excess tax benefit. Tax deficiencies were recognized either as an offset to the accumulated excess tax benefits, if any, or as reduction of income. The issuance of this ASU reflects the FASB’s decision that all prospective excess tax benefits and tax deficiencies should be recognized as income tax benefits and expense. Upon initial adoption, we recorded a $3.3 million cumulative effect adjustment to retained earnings for excess tax benefits that had not previously been recognized.

Further, the issuance of this ASU reflects the FASB’s decision that cash flows related to excess tax benefits should be classified as cash flows from operating activities on the consolidated statements of cash flows. Upon adoption, we have retrospectively presented cash flows from operating activities on the accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2015, as $1.2 million higher than as previously reported, and cash flows from financing activities as $1.2 million lower than as previously reported.

Financial Instruments

In May 2015, the FASB issued ASU No. 2015-07, which removes the requirement to categorize certain investments measured at net asset value (NAV) per share within the fair value hierarchy. The guidance is effective for fiscal years beginning after December 15, 2015. We have adopted this guidance as of January 1, 2016. The adoption was limited to disclosure and does not have a material impact on our consolidated financial statements. See Note 5, “Financial Instruments and Trading Securities.”

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, which addresses revenue from contracts with customers. The objective of the new guidance is to establish principles to report useful information to users of financial statements about the nature, amount, timing and uncertainty of revenue from contracts with customers. This guidance was effective for fiscal years beginning after December 15, 2016. However, in August 2015, the FASB deferred the effective date by one year. Early application of the standard is permitted for fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective application or cumulative effect transition method. We are continuing to analyze the new standard and have not yet selected a transition method or determined the impact on our consolidated financial statements but we do not expect it to be material.

3. PENDING MERGER

On May 29, 2016, we entered into an agreement and plan of merger with Great Plains Energy, a Missouri corporation, providing for the merger of a wholly-owned subsidiary of Great Plains Energy with and into Westar Energy, with Westar Energy surviving as a wholly-owned subsidiary of Great Plains Energy. At the closing of the merger, our shareholders will receive cash and shares of Great Plains Energy. Each issued and outstanding share of our common stock, other than certain restricted shares, will be canceled and automatically converted into $51.00 in cash, without interest, and a number of shares of Great Plains Energy common stock equal to an exchange ratio that may vary between 0.2709 and 0.3148, based upon the volume-weighted average share price of Great Plains Energy common stock on the New York Stock Exchange for the 20 consecutive full trading days ending on (and including) the third trading day immediately prior to the closing date of the transaction. Based on the closing price per share of Great Plains Energy common stock on the trading day prior to announcement of the merger, our shareholders would receive an implied $60.00 for each share of Westar Energy common stock.
The closing of the merger is subject to customary conditions including, among others, approval by our shareholders and the shareholders of Great Plains Energy and receipt of required regulatory approvals. On June 28, 2016, we and Great Plains Energy filed a joint application with the Kansas Corporation Commission (KCC) requesting approval of the merger. On July 11, 2016, we and Great Plains filed a joint application with the Federal Energy Regulatory Commission (FERC) requesting approval of the merger.
On July 14, 2016, Great Plains Energy filed a registration statement on Form S-4 with the SEC. The registration statement includes a preliminary proxy statement that, once finalized, will be sent to our shareholders in connection with the special meeting of our shareholders to be held to vote to approve the merger.
The merger agreement, which contains customary representations, warranties and covenants, may be terminated by either party if the merger has not occurred by May 31, 2017. The termination date may be extended six months in order to obtain regulatory approvals. The merger agreement also provides for certain other termination rights for both us and Great Plains Energy. If Great Plains Energy terminates the merger agreement because our board of directors changes its recommendation, if we terminate the merger agreement to enter into an acquisition agreement with a superior proposal, or if our shareholders vote and do not give approval and we enter into an acquisition proposal within 12 months of termination of the merger agreement, we must pay Great Plains Energy a termination fee of $280.0 million.
If the merger agreement is terminated under other circumstances, including the failure to obtain regulatory approvals, Great Plains Energy must pay us a termination fee of $380.0 million. If we terminate the merger agreement because the Great Plains Energy board of directors changes its recommendation, Great Plains Energy must pay us a termination fee of $180.0 million. If either party terminates the merger agreement because the end date occurred or Great Plains Energy shareholders’ approval was not acquired, and it has either been publicly disclosed that Great Plains Energy has entered into an alternative acquisition proposal, or an acquisition proposal was entered into within 12 months after the termination of the merger agreement, Great Plains Energy must pay us a termination fee of $180.0 million. If Great Plains Energy shareholders’ meeting was held and completed, but approval was not obtained, and the termination fee described above is not payable by Great Plains Energy, Great Plains Energy must pay us a termination fee of $80.0 million.
In connection with this transaction, we have incurred merger-related expenses. During the three months ended June 30, 2016, we incurred approximately $7.8 million of merger-related expenses, which is included in our selling, general, and administrative expenses. We expect total merger-related expenses will be approximately $30.0 million, with the majority of the expense to coincide with the closing of the merger.
We are currently involved in litigation relating to the merger. See Note 11, “Commitments and Contingencies,” and Note 12, “Legal Proceedings,” for more information on legal matters.

4. RATE MATTERS AND REGULATION

KCC Proceedings

In December 2015, the KCC approved an order allowing us to adjust our prices to include costs incurred for property taxes. The new prices were effective in January 2016 and are expected to increase our annual retail revenues by approximately $5.0 million.

In June 2016, the KCC approved an order allowing us to adjust our retail prices to include updated transmission costs as reflected in the transmission formula rate (TFR), along with the reduced return on equity (ROE) as described below. The updated prices were retroactively effective April 2016 and the estimated revenue impact for 2016, as compared to 2015, is expected to be an increase of approximately $7.0 million. As of June 30, 2016, we have recorded a regulatory liability of $4.0 million for our estimated refund obligation from the refund effective date of April 2016 through June 2016.

FERC Proceedings

In March 2016, the FERC approved a settlement reducing our base ROE used in determining our TFR. The settlement results in an ROE of 10.3%, which consists of a 9.8% base ROE plus a 0.5% incentive ROE for participation in an RTO.

The updated prices were retroactively effective January 2016 and the estimated revenue impact for 2016, as compared to 2015, is expected to be an increase of approximately $24.0 million. This increase also reflects estimated recovery of increased transmission capital expenditures and operating costs. We have begun refunding our previously recorded refund obligation during the three months ended June 30, 2016. As of June 30, 2016, we have a remaining refund obligation of $8.1 million which is included in current regulatory liabilities on our balance sheet.

5. FINANCIAL INSTRUMENTS AND TRADING SECURITIES

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

	As of June 30, 2016		As of December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
Fixed-rate debt	$3,430,000	$3,865,914	$3,080,000	$3,259,533
Fixed-rate debt of VIEs	137,963	154,097	166,271	179,030

Recurring Fair Value Measurements

The following table provides the amounts and their corresponding level of hierarchy for our assets that are measured at fair value.

As of June 30, 2016	Level 1	Level 2	Level 3	NAV	Total
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity funds	—	$50,856	$—	$5,944	$56,800
International equity funds	—	34,560	—	—	34,560
Core bond fund	—	27,509	—	—	27,509
High-yield bond fund	—	16,557	—	—	16,557
Emerging markets bond fund	—	15,342	—	—	15,342
Combination debt/equity/other funds	—	12,277	—	—	12,277
Alternative investments fund	—	—	—	16,386	16,386
Real estate securities fund	—	—	—	9,500	9,500
Cash equivalents	248	—	—	—	248
Total Nuclear Decommissioning Trust	248	157,101	—	31,830	189,179
Trading Securities:
Domestic equity funds	—	17,782	—	—	17,782
International equity fund	—	4,220	—	—	4,220
Core bond fund	—	11,935	—	—	11,935
Cash equivalents	156	—	—	—	156
Total Trading Securities	156	33,937	—	—	34,093
Total Assets Measured at Fair Value	$404	$191,038	$—	$31,830	$223,272

As of December 31, 2015	Level 1	Level 2	Level 3	NAV	Total
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity funds	$—	$50,872	$—	$6,050	$56,922
International equity funds	—	33,595	—	—	33,595
Core bond fund	—	25,976	—	—	25,976
High-yield bond fund	—	15,288	—	—	15,288
Emerging markets bond fund	—	13,584	—	—	13,584
Combination debt/equity/other funds	—	11,343	—	—	11,343
Alternative investments fund	—	—	—	16,439	16,439
Real estate securities fund	—	—	—	10,823	10,823
Cash equivalents	87	—	—	—	87
Total Nuclear Decommissioning Trust	87	150,658	—	33,312	184,057
Trading Securities:
Domestic equity funds	—	17,876	—	—	17,876
International equity fund	—	4,430	—	—	4,430
Core bond fund	—	11,423	—	—	11,423
Cash equivalents	159	—	—	—	159
Total Trading Securities	159	33,729	—	—	33,888
Total Assets Measured at Fair Value	$246	$184,387	$—	$33,312	$217,945

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

	As of June 30, 2016		As of December 31, 2015		As of June 30, 2016
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Frequency	Length of Settlement
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity funds	$5,944	$3,689	$6,050	$1,948	(a)	(a)
Alternative investments fund (b)	16,386	—	16,439	—	Quarterly	65 days
Real estate securities fund (b)	9,500	—	10,823	—	Quarterly	65 days
Total	$31,830	$3,689	$33,312	$1,948
_______________

(a)
This investment is in four long-term private equity funds that do not permit early withdrawal. Our investments in these funds cannot be distributed until the underlying investments have been liquidated, which may take years from the date of initial liquidation. Two funds have begun to make distributions. Our initial investment in the third fund occurred in the third quarter of 2013. Our initial investment in the fourth fund occurred in the second quarter of 2016. The term of the third and fourth fund is 15 years, subject to the general partner’s right to extend the term for up to three additional one-year periods.

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

6. FINANCIAL INVESTMENTS

We report our investments in equity and debt securities at fair value and use the specific identification method to determine their realized gains and losses. We classify these investments as either trading securities or available-for-sale securities as described below.

Trading Securities

We hold equity and debt investments that we classify as trading securities in a trust used to fund certain retirement benefit obligations. As of June 30, 2016, and December 31, 2015, we measured the fair value of trust assets at $34.1 million and $33.9 million, respectively. We include unrealized gains or losses on these securities in investment earnings on our consolidated statements of income. For the three months ended June 30, 2016, we recorded an unrealized gain of $0.6 million on assets still held. For the six months ended June 30, 2016, we recorded an unrealized gain of $1.1 million on assets still held. For the three months ended June 30, 2015, we recorded no unrealized gain or loss on assets still held. For the six months ended June 30, 2015, we recorded an unrealized gain of $0.7 million on assets still held.

Available-for-Sale Securities

We hold investments in a trust for the purpose of funding the decommissioning of Wolf Creek. We have classified these investments as available-for-sale and have recorded all such investments at their fair market value as of June 30, 2016, and December 31, 2015.

Using the specific identification method to determine cost, we realized a gain of $0.1 million during the three months ended June 30, 2016, and a loss of $1.4 million during the six months ended June 30, 2016. We realized a loss of $0.6 million for the three months ended June 30, 2015, and a loss of $0.5 million for the six months ended June 30, 2015. We record net realized and unrealized gains and losses in regulatory liabilities on our consolidated balance sheets. This reporting is consistent with the method we use to account for the decommissioning costs we recover in our prices. Gains or losses on assets in the trust fund are recorded as increases or decreases, respectively, to regulatory liabilities and could result in lower or higher funding requirements for decommissioning costs, which we believe would be reflected in the prices paid by our customers.

The following table presents the cost, gross unrealized gains and losses, fair value and allocation of investments in the NDT fund as of June 30, 2016, and December 31, 2015.

		Gross Unrealized
Security Type	Cost	Gain	Loss	Fair Value	Allocation
	(Dollars In Thousands)
As of June 30, 2016:
Domestic equity funds	$49,844	$6,965	$(9)	$56,800	30%
International equity funds	33,935	1,201	(576)	34,560	18%
Core bond fund	26,882	627	—	27,509	15%
High-yield bond fund	17,405	—	(848)	16,557	9%
Emerging market bond fund	16,145	—	(803)	15,342	8%
Combination debt/equity/other funds	9,003	3,274	—	12,277	6%
Alternative investment fund	15,000	1,386	—	16,386	9%
Real estate securities fund	9,500	—	—	9,500	5%
Cash equivalents	248	—	—	248	<1%
Total	$177,962	$13,453	$(2,236)	$189,179	100%

As of December 31, 2015:
Domestic equity funds	$49,488	$7,436	$(2)	$56,922	32%
International equity funds	33,458	1,372	(1,235)	33,595	18%
Core bond fund	26,397	—	(421)	25,976	14%
High-yield bond fund	17,047	—	(1,759)	15,288	8%
Emerging market bond fund	16,306	—	(2,722)	13,584	7%
Combination debt/equity/other funds	8,239	3,104	—	11,343	6%
Alternative investment fund	15,000	1,439	—	16,439	9%
Real estate securities fund	11,026	—	(203)	10,823	6%
Cash equivalents	87	—	—	87	<1%
Total	$177,048	$13,351	$(6,342)	$184,057	100%

The following table presents the fair value and the gross unrealized losses of the available-for-sale securities held in the NDT fund aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2016, and December 31, 2015.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
As of June 30, 2016:
Domestic equity funds	$861	$(9)	$—	$—	$861	$(9)
International equity funds	—	—	7,426	(576)	7,426	(576)
High-yield bond fund	—	—	16,557	(848)	16,557	(848)
Emerging market bond fund	—	—	15,342	(803)	15,342	(803)
Total	$861	$(9)	$39,325	$(2,227)	$40,186	$(2,236)

As of December 31, 2015:
Domestic equity funds	$—	$—	$668	$(2)	$668	$(2)
International equity funds	—	—	6,717	(1,235)	6,717	(1,235)
Core bond funds	25,976	(421)	—	—	25,976	(421)
High-yield bond fund	15,288	(1,759)	—	—	15,288	(1,759)
Emerging market bond fund	—	—	13,584	(2,722)	13,584	(2,722)
Real estate securities fund	—	—	10,823	(203)	10,823	(203)
Total	$41,264	$(2,180)	$31,792	$(4,162)	$73,056	$(6,342)

7. DEBT FINANCING

In June 2016, Westar Energy issued $350.0 million in principal amount of first mortgage bonds bearing a stated interest at 2.55% and maturing July 2026. The bonds were issued as “Green Bonds,” and all proceeds from the bonds will be used for renewable energy projects, primarily the construction of the Western Plains Wind Farm.

Also in June 2016, KGE refunded $50.0 million in principal amount of pollution control bonds maturing June 2031. The stated rate of the bonds was reduced from 4.85% to 2.50%.

In February 2016, KGE, as lessee to the La Cygne Generating Station (La Cygne) sale-leaseback, effected a refunding of $162.1 million in outstanding bonds maturing in March 2021. The stated interest rate of the bonds was reduced from 5.647% to 2.398%. See Note 13, “Variable Interest Entities,” for additional information regarding our La Cygne sale-leaseback.

8. TAXES

We recorded income tax expense of $40.5 million with an effective income tax rate of 35% for the three months ended June 30, 2016, and income tax expense of $33.8 million with an effective income tax rate of 34% for the same period of 2015. We recorded income tax expense of $79.2 million with an effective income tax rate of 35% for the six months ended June 30, 2016, and income tax expense of $61.5 million with an effective income tax rate of 34% for the same period of 2015. The increase in the effective income tax rate for the three and six months ended June 30, 2016, was due primarily to an increase in income before income taxes.

As of June 30, 2016, and December 31, 2015, our unrecognized income tax benefits totaled $3.0 million and $2.9 million, respectively. We do not expect significant changes in our unrecognized income tax benefits in the next 12 months.

As of June 30, 2016, and December 31, 2015, we had no amounts accrued for interest related to our unrecognized income tax benefits. We accrued no penalties at either June 30, 2016, or December 31, 2015.

As of June 30, 2016, and December 31, 2015, we had recorded $1.5 million for probable assessments of taxes other than income taxes.

9. PENSION AND POST-RETIREMENT BENEFIT PLANS

The following tables summarize the net periodic costs for our pension and post-retirement benefit plans prior to the effects of capitalization.

	Pension Benefits		Post-retirement Benefits
Three Months Ended June 30,	2016	2015	2016	2015
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$4,633	$5,348	$271	$361
Interest cost	10,921	10,753	1,393	1,422
Expected return on plan assets	(10,663)	(10,059)	(1,708)	(1,654)
Amortization of unrecognized:
Prior service costs	174	130	114	114
Actuarial loss (gain), net	5,146	8,053	(280)	95
Net periodic cost (benefit) before regulatory adjustment	10,211	14,225	(210)	338
Regulatory adjustment (a)	3,306	1,534	(486)	1,013
Net periodic cost (benefit)	$13,517	$15,759	$(696)	$1,351
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

	Pension Benefits		Post-retirement Benefits
Six Months Ended June 30,	2016	2015	2016	2015
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$9,297	$10,696	$542	$722
Interest cost	21,880	21,507	2,786	2,845
Expected return on plan assets	(21,326)	(20,118)	(3,417)	(3,307)
Amortization of unrecognized:
Prior service costs	420	260	228	227
Actuarial loss (gain), net	10,534	15,714	(560)	190
Net periodic cost (benefit) before regulatory adjustment	20,805	28,059	(421)	677
Regulatory adjustment (a)	6,613	3,332	(972)	2,026
Net periodic cost (benefit)	$27,418	$31,391	$(1,393)	$2,703
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

During the six months ended June 30, 2016 and 2015, we contributed $11.2 million and $19.4 million, respectively, to the Westar Energy pension trust.

10. WOLF CREEK PENSION AND POST-RETIREMENT BENEFIT PLANS

As a co-owner of Wolf Creek, KGE is indirectly responsible for 47% of the liabilities and expenses associated with the Wolf Creek pension and post-retirement benefit plans. The following tables summarize the net periodic costs for KGE’s 47% share of the Wolf Creek pension and post-retirement benefit plans prior to the effects of capitalization.

	Pension Benefits		Post-retirement Benefits
Three Months Ended June 30,	2016	2015	2016	2015
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$1,687	$1,899	$32	$34
Interest cost	2,414	2,254	82	79
Expected return on plan assets	(2,430)	(2,261)	—	—
Amortization of unrecognized:
Prior service costs	14	14	—	—
Actuarial loss (gain), net	1,089	1,482	(4)	1
Net periodic cost before regulatory adjustment	2,774	3,388	110	114
Regulatory adjustment (a)	483	(304)	—	—
Net periodic cost	$3,257	$3,084	$110	$114
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

	Pension Benefits		Post-retirement Benefits
Six Months Ended June 30,	2016	2015	2016	2015
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$3,374	$3,797	$64	$69
Interest cost	4,828	4,508	163	157
Expected return on plan assets	(4,861)	(4,522)	—	—
Amortization of unrecognized:
Prior service costs	28	28	—	—
Actuarial loss (gain), net	2,178	2,965	(8)	1
Net periodic cost before regulatory adjustment	5,547	6,776	219	227
Regulatory adjustment (a)	966	(608)	—	—
Net periodic cost	$6,513	$6,168	$219	$227
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

During the six months ended June 30, 2016 and 2015, we funded $3.2 million and $2.5 million of Wolf Creek’s pension plan contributions, respectively.

11. COMMITMENTS AND CONTINGENCIES

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

In 2010, the EPA revised the NAAQS for SO2. In March 2015, a federal court approved a consent decree between the EPA and environmental groups. The decree includes specific SO2 emissions criteria for certain electric generating plants that, if met, requires the EPA to promulgate attainment/nonattainment designations for areas surrounding these plants by July 2016. Tecumseh Energy Center is our only generating station that meets this criteria. In June 2016, the EPA accepted the State of Kansas recommendation to designate the areas surrounding the facility as unclassifiable, completing the second round of the designation process. In addition, in June 2016, Kansas Department of Health and Environment (KDHE) recommended a 2,000 ton per year limit for Tecumseh Energy Center Unit 7 in order to satisfy the requirements of the 1-hour SO2 Data Requirements Rule which governs the next round of the designations. By agreeing to the ton per year limitation, no further characterization of the area surrounding the plant is required. We are working with KDHE to determine the impact of this proposed designation. In addition, we continue to communicate with our regulatory agencies regarding these standards and evaluate what impact the revised NAAQS could have on our operations and consolidated financial results. If areas surrounding our facilities are designated in the future as nonattainment and/or we are required to install additional equipment to control emissions at our facilities, it could have a material impact on our operations and consolidated financial results.

Greenhouse Gases

Burning coal and other fossil fuels releases carbon dioxide (CO2) and other gases referred to as GHG. Various regulations under the federal CAA limit CO2 and other GHG emissions, and other measures are being imposed or offered by individual states, municipalities and regional agreements with the goal of reducing GHG emissions.

In October 2015, the EPA published a rule establishing new source performance standards that limit CO2 emissions for new, modified and reconstructed coal and natural gas fueled electric generating units to various levels per Megawatt hour depending on various characteristics of the units. In October 2015, the EPA also published a rule establishing guidelines for states to regulate CO2 emissions from existing power plants. The standards for existing plants are known as the Clean Power Plan (CPP). Under the CPP, interim emissions performance rates must be achieved beginning in 2022 and final emissions performance rates must be achieved by 2030. Legal challenges to the CPP were filed by groups of states and industry members, including our Company, in the U.S. Court of Appeals for the D.C. Circuit beginning in October 2015, and more challenges are expected. In January 2016, the U.S. Court of Appeals for the D.C. Circuit denied a request to stay the CPP pending review.  Based on the U.S. Court of Appeals for the D.C. Circuit denial of the petition for stay, state and industry groups petitioned the U.S. Supreme Court for a stay.  In February 2016, the U.S. Supreme Court granted the stay request. In May 2016, the U.S. Court of Appeals for the D.C. Circuit decided to forego the normal three judge panel to review the CPP and to conduct the review en banc. At the same time, the Court scheduled oral arguments for September 2016. In June 2016, the EPA issued a proposed rule formalizing the details of the CPP’s Clean Energy Incentive Program. Due to the future uncertainty of the CPP, we cannot at this time determine the impact on our operations or consolidated financial results, but we believe the costs to comply could be material.

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

In June 2015, the EPA along with the U.S. Army Corps of Engineers issued a final rule, effective August 2015, defining the Waters of the United States for purposes of the CWA. This rulemaking has the potential to impact all programs under the CWA. Expansion of regulated waterways is possible under the rule depending on regulating authority interpretation, which could impact several permitting programs. Various states have filed lawsuits challenging the rule and, in October 2015, the U.S. Court of Appeals for the Sixth Circuit issued an order that temporarily stays implementation of the rule nationwide pending the outcome of the various legal challenges. It is believed the stay will last into 2017. We are currently evaluating the final rule. We do not believe the rule will have a material impact on our operations or consolidated financial results.

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

We believe it is reasonably possible that we will be required to pay sponsors for revenue credits attributable to historical upgrades. However, due to the complexity of the process, including the large number of transmission service requests associated with the upgrades at issue, the number of years included in the process and complexity surrounding the manner in which revenue credits are allocated, we are unable to estimate an amount, or a range of amounts, we may owe, or the impact on our consolidated financial results, but it could be material.

Storage of Spent Nuclear Fuel

In 2010, the Department of Energy (DOE) filed a motion with the NRC to withdraw its then pending application to construct a national repository for the disposal of spent nuclear fuel and high-level radioactive waste at Yucca Mountain, Nevada. An NRC board denied the DOE’s motion to withdraw its application and the DOE appealed that decision to the full NRC. In 2011, the NRC issued an evenly split decision on the appeal and also ordered the licensing board to close out its work on the DOE’s application by the end of 2011 due to a lack of funding. These agency actions prompted the states of Washington and South Carolina, and a county in South Carolina, to file a lawsuit in a federal Court of Appeals asking the court to compel the NRC to resume its license review and to issue a decision on the license application. In August 2013, the court ordered the NRC to resume its review of the DOE’s application. The NRC has not yet issued its decision.

Wolf Creek is currently evaluating alternatives for expanding its existing on-site spent nuclear fuel storage to provide additional capacity prior to 2025. We cannot predict when, or if, an off-site storage site or alternative disposal site will be available to receive Wolf Creek’s spent nuclear fuel and will continue to monitor this activity.

FERC Proceedings

See Note 4, “Rate Matters and Regulation - FERC Proceedings,” for information regarding a settlement of a complaint that was filed by the KCC against us with the FERC under Section 206 of the Federal Power Act.

Department of Justice Proceedings

At any time before or after the merger, the Department of Justice (DOJ) or the Federal Trade Commission could take such action under the antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the merger or seeking divestiture of substantial assets of Great Plains Energy, the Company or their respective subsidiaries. Private parties and state attorneys general may also bring an action under the antitrust laws under certain circumstances. On June 23, 2016, the DOJ sent a letter to us and Great Plains Energy informing the parties that it had opened an investigation into the proposed transaction and requested that the parties provide on a voluntary basis certain documents and information. We and Great Plains Energy intend to fully cooperate with the DOJ in its investigation. Based upon an examination of information available relating to the businesses in which the companies are engaged, we and Great Plains Energy believe that the merger will receive the necessary antitrust clearance. However, there can be no assurance that a challenge to the merger on antitrust grounds will not be made or, if such a challenge is made, of the result of such challenge.

12. LEGAL PROCEEDINGS

We and our subsidiaries are involved in various legal, environmental and regulatory proceedings. We believe that adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material effect on our consolidated financial results. See Note 4, “Rate Matters and Regulation,” and Note 11, “Commitments and Contingencies,” for additional information.

Pending Merger

Following the announcement of the merger agreement, two putative class action complaints and one putative derivative action complaint challenging the merger were filed on behalf of purported Westar Energy shareholders in the District Court of Shawnee County, Kansas.

The first complaint, filed on June 13, 2016, is captioned Smith v. Westar Energy, Inc., et al., Case No. 2016-CV-000457. This complaint names as defendants Westar Energy, the members of our board of directors and Great Plains Energy. The complaint asserts that the members of our board of directors breached their fiduciary duties to our shareholders in connection with the proposed merger, and that we and Great Plains Energy aided and abetted such breaches of fiduciary duties. The complaint alleges, among other things, that the merger consideration undervalues Westar Energy, that the merger agreement contains deal protection provisions that unfairly favor Great Plains Energy and discourages third parties from submitting potentially superior proposals, and that if the proposed transaction is consummated, our CEO will reap significant personal financial gain. The complaint seeks, among other remedies, a declaration that the action may be maintained as a class action, injunctive relief enjoining the merger, rescission of the merger agreement (to the extent already implemented), a directive to the members of our board of directors to account for all damages caused by them as a result of their breaches of their fiduciary duties, and award for costs, including attorneys’ fees and experts’ fees, and further equitable relief as the court may deem just and proper.

The second complaint, filed on June 14, 2016, is captioned Miller v. Westar Energy, Inc., et al., Case No. 2016-CV-000458. This complaint names as defendants Westar Energy, the members of our board of directors and Great Plains Energy. The complaint asserts that the members of our board of directors breached their fiduciary duties to our shareholders in connection with the proposed merger, and that Westar Energy and Great Plains Energy aided and abetted such breaches of fiduciary duties. The complaint alleges, among other things, that the merger consideration deprives our shareholders of fair consideration for their shares, that the merger agreement contains deal protection provisions that unfairly favor Great Plains Energy and discourage third parties from submitting potentially superior proposals, and that if the proposed transaction is consummated, certain of our directors and officers stand to receive significant benefits. The complaint seeks, among other remedies, an order to permit the action to be maintained as a class action, injunctive relief enjoining the merger, rescission of the merger agreement, a directive to defendants to account for all damages caused by them as a result of their breaches of their fiduciary duties, and award for costs, including attorneys’ fees and experts’ fees, and further equitable relief as the court may deem just and proper.

Counsel for plaintiffs in the Smith matter and the Miller matter have filed an unopposed motion for consolidation and appointment of lead counsel. The defendants believe that the claims asserted against them in both class action lawsuits are without merit and intend to vigorously defend against such claims.

The third complaint, filed on July 5, 2016, is captioned Braunstein v. Chandler et al., Case No. 2016-CV-000502. This putative derivative action is brought on behalf of our shareholders and names as defendants the members of our board of directors, Great Plains Energy and a subsidiary of Great Plains Energy, with Westar Energy named as the nominal defendant. The complaint asserts that the members of our board of directors breached their fiduciary duties to our shareholders in connection with the proposed merger, and that Great Plains Energy and a subsidiary of Great Plains Energy aided and abetted such breaches of fiduciary duties. The complaint alleges, among other things, that the members of our board of directors failed to obtain the best possible price for our shareholders because of a flawed process that discouraged third parties from submitting potentially superior proposals. The complaint seeks, among other remedies, an order to permit the action to be maintained as a derivative action, enjoining direction that the director defendants exercise their fiduciary duties to obtain a transaction which is in the best interests of us and our shareholders, a declaration that the proposed transaction was entered into in breach of the fiduciary duties of the defendants and is therefore unlawful and unenforceable, rescission of the merger agreement (to the extent already implemented), imposing a constructive trust in favor of the plaintiff, on behalf of us, upon any benefits improperly received by the named defendants as a result of their wrongful conduct, and award for costs, including attorneys’ fees and experts’ fees, and further equitable relief as the court may deem just and proper. The defendants intend to seek dismissal of this complaint at the appropriate time.

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

50% Interest in La Cygne Unit 2

Under an agreement that expires in September 2029, KGE entered into a sale-leaseback transaction with a trust under which the trust purchased KGE’s 50% interest in La Cygne unit 2 and subsequently leased it back to KGE. The trust was financed with an equity contribution from an owner participant and debt issued by the trust. The trust was created specifically to purchase the 50% interest in La Cygne unit 2 and lease it back to KGE, and does not hold any other assets. We meet the requirements to be considered the primary beneficiary of the trust. In determining the primary beneficiary of the trust, we concluded that the activities of the trust that most significantly impact its economic performance and that we have the power to direct include (1) the operation and maintenance of the 50% interest in La Cygne unit 2 and (2) our ability to exercise a purchase option at the end of the agreement at the lesser of fair value or a fixed amount. We have the potential to receive benefits from the trust that could potentially be significant if the fair value of the 50% interest in La Cygne unit 2 at the end of the agreement is greater than the fixed amount. In February 2016, KGE effected a refunding of the $162.1 million in outstanding bonds maturing March 2021. See Note 7, “Debt Financing,” for additional information.

Financial Statement Impact

We have recorded the following assets and liabilities on our consolidated balance sheets related to the VIEs described above.

	As of	As of
	June 30, 2016	December 31, 2015
	(In Thousands)
Assets:
Property, plant and equipment of variable interest entities, net	$263,072	$268,239
Regulatory assets (a)	9,758	9,088

Liabilities:
Current maturities of long-term debt of variable interest entities	$26,842	$28,309
Accrued interest (b)	867	2,457
Long-term debt of variable interest entities, net	111,230	138,097
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

In Management’s Discussion and Analysis, we discuss our operating results for the three and six months ended June 30, 2016, compared to the same periods of 2015, our general financial condition and significant changes that occurred during 2016. As you read Management’s Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

SUMMARY OF SIGNIFICANT ITEMS

Proposed Merger with Great Plains Energy

On May 29, 2016, we entered into an agreement and plan of merger with Great Plains Energy, a Missouri corporation, providing for the merger of a wholly-owned subsidiary of Great Plains Energy with and into Westar Energy, with Westar Energy surviving as a wholly-owned subsidiary of Great Plains Energy. At the closing of the merger, our shareholders will receive cash and shares of Great Plains Energy. Each issued and outstanding share of our common stock, other than certain restricted shares, will be canceled and automatically converted into $51.00 in cash, without interest, and a number of shares of Great Plains Energy common stock equal to an exchange ratio that may vary between 0.2709 and 0.3148, based upon the volume-weighted average share price of Great Plains Energy common stock on the New York Stock Exchange for the 20 consecutive full trading days ending on (and including) the third trading day immediately prior to the closing date of the transaction. Based on the closing price per share of Great Plains Energy common stock on the trading day prior to announcement of the merger, our shareholders would receive an implied $60.00 for each share of Westar Energy common stock. For more information, see Note 3 of the Notes to Condensed Consolidated Financial Statements, “Pending Merger.”

Earnings Per Share

Following is a summary of our net income and basic EPS.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	(Dollars In Thousands, Except Per Share Amounts)
Net income attributable to Westar Energy, Inc.	$72,340	$63,710	$8,630	$137,925	$114,690	$23,235
Earnings per common share, basic	0.51	0.47	0.04	0.97	0.85	0.12

Net income and basic EPS increased for the three and six months ended June 30, 2016, compared to the same periods in 2015, due primarily to higher prices and lower interest expense. Higher retail sales due to warmer weather during the three months ended June 30, 2016, also contributed to the increase. A decrease in corporate-owned life insurance (COLI) benefits and merger-related expenses in 2016 partially offset these increases. Additional shares issued in 2015 also impacted 2016 EPS. Had we not issued those shares, EPS would have been approximately $0.02 and $0.05 higher in 2016, respective to the three and six month periods. See the discussion under “—Operating Results” below for additional information.

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

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations. Environmental laws and regulations affecting our operations are overlapping, complex, subject to changes, have become more stringent over time and are expensive to implement. There are a variety of final and proposed laws and regulations that could have a material adverse effect on our operations and consolidated financial results, including those relating to:

•	further regulation of GHGs by the EPA, including regulations pursuant to the CPP and future legislation that could be proposed by the U.S. Congress;

•	various proposed and expected regulations governing air emissions including those relating to NAAQS (particularly those relating to PM, NOx, ozone, CO and SO2) and the Cross-State Air Pollution Rule;

•	the definition of Waters of the United States for purposes of the CWA; and,

•	the regulation of CCB.

See Note 11 of the Notes to Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information on environmental matters.

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

From December 31, 2015, through June 30, 2016, we did not experience any significant changes in our critical accounting estimates. For additional information, see our 2015 Form 10-K.

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

Three and Six Months Ended June 30, 2016, Compared to Three and Six Months Ended June 30, 2015

Below we discuss our operating results for the three and six months ended June 30, 2016, compared to the results for the three and six months ended June 30, 2015. Significant changes in results of operations shown in the table immediately below are further explained in the descriptions that follow.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(Dollars In Thousands, Except Per Share Amounts)
REVENUES:
Residential	$202,838	$173,677	$29,161	16.8	$382,128	$354,970	$27,158	7.7
Commercial	188,197	175,994	12,203	6.9	353,870	337,300	16,570	4.9
Industrial	108,004	103,151	4,853	4.7	208,702	199,630	9,072	4.5
Other retail	(16,502)	(7,660)	(8,842)	(115.4)	(30,884)	(7,122)	(23,762)	(333.6)
Total Retail Revenues	482,537	445,162	37,375	8.4	913,816	884,778	29,038	3.3
Wholesale	66,687	74,828	(8,141)	(10.9)	134,099	161,584	(27,485)	(17.0)
Transmission	66,620	61,295	5,325	8.7	130,535	119,880	10,655	8.9
Other	5,604	8,278	(2,674)	(32.3)	12,448	14,128	(1,680)	(11.9)
Total Revenues	621,448	589,563	31,885	5.4	1,190,898	1,180,370	10,528	0.9
OPERATING EXPENSES:
Fuel and purchased power	118,630	140,080	(21,450)	(15.3)	218,688	295,561	(76,873)	(26.0)
SPP network transmission costs	55,227	57,352	(2,125)	(3.7)	115,987	114,164	1,823	1.6
Operating and maintenance	85,619	82,739	2,880	3.5	163,377	167,819	(4,442)	(2.6)
Depreciation and amortization	84,226	76,759	7,467	9.7	167,866	151,345	16,521	10.9
Selling, general and administrative	75,724	63,663	12,061	18.9	132,179	119,082	13,097	11.0
Taxes other than income tax	48,407	37,494	10,913	29.1	97,375	75,365	22,010	29.2
Total Operating Expenses	467,833	458,087	9,746	2.1	895,472	923,336	(27,864)	(3.0)
INCOME FROM OPERATIONS	153,615	131,476	22,139	16.8	295,426	257,034	38,392	14.9
OTHER INCOME (EXPENSE):
Investment earnings	2,280	1,634	646	39.5	4,296	4,113	183	4.4
Other income	3,382	15,121	(11,739)	(77.6)	12,860	17,935	(5,075)	(28.3)
Other expense	(2,908)	(2,633)	(275)	(10.4)	(8,451)	(8,345)	(106)	(1.3)
Total Other Income	2,754	14,122	(11,368)	(80.5)	8,705	13,703	(4,998)	(36.5)
Interest expense	39,683	45,516	(5,833)	(12.8)	80,114	89,814	(9,700)	(10.8)
INCOME BEFORE INCOME TAXES	116,686	100,082	16,604	16.6	224,017	180,923	43,094	23.8
Income tax expense	40,542	33,839	6,703	19.8	79,165	61,517	17,648	28.7
NET INCOME	76,144	66,243	9,901	14.9	144,852	119,406	25,446	21.3
Less: Net income attributable to noncontrolling interests	3,804	2,533	1,271	50.2	6,927	4,716	2,211	46.9
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$72,340	$63,710	$8,630	13.5	$137,925	$114,690	$23,235	20.3
BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC.	$0.51	$0.47	$0.04	8.5	$0.97	$0.85	$0.12	14.1
DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC.	$0.51	$0.46	$0.05	10.9	$0.97	$0.84	$0.13	15.5

Gross Margin

Fuel and purchased power costs fluctuate with electricity sales and unit costs. As permitted by regulators, we adjust our retail prices to reflect changes in the costs of fuel and purchased power. Fuel and purchased power costs for wholesale customers are recovered at prevailing market prices or based on a predetermined formula with a price adjustment approved by FERC. As a result, changes in fuel and purchased power costs are offset in revenues with minimal impact on net income. In addition, SPP network transmission costs fluctuate due primarily to investments by us and other members of the SPP for upgrades to the transmission grid within the SPP RTO. As with fuel and purchased power costs, changes in SPP network transmission costs are mostly reflected in the prices we charge customers with minimal impact on net income. For these reasons, we believe gross margin is useful for understanding and analyzing changes in our operating performance from one period to the next. We calculate gross margin as total revenues, including transmission revenues, less the sum of fuel and purchased power costs and amounts billed by the SPP for network transmission costs. Accordingly, gross margin reflects transmission revenues and costs on a net basis. The following table summarizes our gross margin for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(Dollars In Thousands)
Revenues	$621,448	$589,563	$31,885	5.4	$1,190,898	$1,180,370	$10,528	0.9
Less: Fuel and purchased power expense	118,630	140,080	(21,450)	(15.3)	218,688	295,561	(76,873)	(26.0)
SPP network transmission costs	55,227	57,352	(2,125)	(3.7)	115,987	114,164	1,823	1.6
Gross Margin	$447,591	$392,131	$55,460	14.1	$856,223	$770,645	$85,578	11.1

The following table reflects changes in electricity sales for the three and six months ended June 30, 2016 and 2015. No electricity sales are shown for transmission or other as they are not directly related to the amount of electricity we sell.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(Thousands of MWh)
ELECTRICITY SALES:
Residential	1,492	1,386	106	7.6	2,889	2,940	(51)	(1.7)
Commercial	1,875	1,835	40	2.2	3,533	3,567	(34)	(1.0)
Industrial	1,391	1,408	(17)	(1.2)	2,693	2,732	(39)	(1.4)
Other retail	19	22	(3)	(13.6)	40	41	(1)	(2.4)
Total Retail	4,777	4,651	126	2.7	9,155	9,280	(125)	(1.3)
Wholesale	1,696	2,046	(350)	(17.1)	3,570	4,617	(1,047)	(22.7)
Total	6,473	6,697	(224)	(3.3)	12,725	13,897	(1,172)	(8.4)

Gross margin increased for the three months ended June 30, 2016, compared to the same period in 2015, due primarily to higher retail prices, which increased approximately 5.5%, and higher retail sales. The higher retail sales were attributable principally to warmer spring weather, which particularly impacts residential and commercial electricity sales. Partially offsetting the higher retail sales was lower industrial sales due to a few of our larger chemical and oil pipeline customers who experienced weaker global demand for their products. During the three months ended June 30, 2016, compared to the same period in 2015, there were approximately 10% more cooling degree days.

Gross margin increased during the six months ended June 30, 2016, compared to the same period of 2015, due primarily to higher retail prices, which increased approximately 4.7%, partially offset by lower sales. The lower retail sales were attributable principally to milder winter weather, which particularly impacts residential and commercial electricity sales. Also contributing to lower retail sales was lower industrial sales due to a few of our larger chemical and oil pipeline customers who experienced weaker global demand for their products. During the six months ended June 30, 2016, compared to the same period in 2015, there were approximately 12% fewer heating degree days, which occurred primarily during the beginning of the year.

Income from operations, which is calculated and presented in accordance with GAAP in our consolidated statements of income, is the most directly comparable measure to our presentation of gross margin, which is a non-GAAP measure. Our presentation of gross margin should not be considered in isolation or as a substitute for income from operations. Additionally, our presentation of gross margin may not be comparable to similarly titled measures reported by other companies. The following table reconciles income from operations with gross margin for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(Dollars In Thousands)
Gross margin	$447,591	$392,131	$55,460	14.1	$856,223	$770,645	$85,578	11.1
Less: Operating and maintenance expense	85,619	82,739	2,880	3.5	163,377	167,819	(4,442)	(2.6)
Depreciation and amortization expense	84,226	76,759	7,467	9.7	167,866	151,345	16,521	10.9
Selling, general and administrative expense	75,724	63,663	12,061	18.9	132,179	119,082	13,097	11.0
Taxes other than income tax	48,407	37,494	10,913	29.1	97,375	75,365	22,010	29.2
Income from operations	$153,615	$131,476	$22,139	16.8	$295,426	$257,034	$38,392	14.9

Operating Expenses and Other Income and Expense Items

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(Dollars in Thousands)
Operating and maintenance expense	$85,619	$82,739	$2,880	3.5	$163,377	$167,819	$(4,442)	(2.6)

Operating and maintenance expense increased for the three months ended June 30, 2016, compared to the same period in 2015, due primarily to:

•	higher operating and maintenance costs at our coal fired plants of $5.2 million, due primarily to scheduled outages; however,

•	partially offsetting this increase was a $1.7 million decrease in operating and maintenance costs related to retiring three generating units in late 2015.

Operating and maintenance expense decreased for the six months ended June 30, 2016, compared to the same period in 2015, due primarily to:

•	lower distribution maintenance expense of $4.0 million due partially to focusing our labor resources on capital improvements in 2016 as part of a plan to improve long-term reliability; and

•	a $3.7 million decrease in operating and maintenance costs related to retiring three generating units in late 2015; however,

•	partially offsetting these decreases was higher operating and maintenance costs at our coal fired plants of $5.0 million, due primarily to scheduled outages.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(Dollars in Thousands)
Depreciation and amortization expense	$84,226	$76,759	$7,467	9.7	$167,866	$151,345	$16,521	10.9

Depreciation and amortization expense increased during the three and six months ended June 30, 2016, compared to the same periods in 2015, due primarily to air quality control additions at La Cygne.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(Dollars in Thousands)
Selling, general and administrative expense	$75,724	$63,663	$12,061	18.9	$132,179	$119,082	$13,097	11.0

Selling, general and administrative expense increased during the three and six months ended June 30, 2016, compared to the same periods in 2015, due primarily to $7.8 million of merger-related expenses in 2016, higher employee benefit costs of $1.7 million for the three months ended June 30, 2016, and an increase in outside services primarily related to technology services of $2.1 million for the six months ended June 30, 2016.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(Dollars in Thousands)
Taxes other than income tax	$48,407	$37,494	$10,913	29.1	$97,375	$75,365	$22,010	29.2

Taxes other than income tax increased for the three and six months ended June 30, 2016, compared to the same periods in 2015, due primarily to increases of $11.2 million and $22.7 million, respectively, in property tax expense. These increases are mostly offset in retail revenues.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(Dollars in Thousands)
Other income	$3,382	$15,121	$(11,739)	(77.6)	$12,860	$17,935	$(5,075)	(28.3)

Other income decreased for the three and six months ended June 30, 2016, compared to the same periods in 2015, due primarily to:

•	recording lower COLI benefits of $13.8 million and $7.3 million, respectively; however,

•	partially offsetting this decrease was an increase in equity AFUDC of $2.7 million and $3.2 million, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(Dollars in Thousands)
Interest expense	$39,683	$45,516	$(5,833)	(12.8)	$80,114	$89,814	$(9,700)	(10.8)

Interest expense decreased for the three and six months ended June 30, 2016, compared to the same periods in 2015, due primarily to:

•	a decrease in interest expense on long-term debt of $3.1 million and $6.6 million, respectively, due primarily to refinancing long-term debt;

•	a decrease in interest expense on long-term debt of VIEs of $1.5 million and $2.6 million, respectively, due primarily to refinancing long-term debt of VIEs; and

•	an increase in debt AFUDC of $1.8 million for both periods.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(Dollars in Thousands)
Income tax expense	$40,542	$33,839	$6,703	19.8	$79,165	$61,517	$17,648	28.7

Income tax expense increased for the three and six months ended June 30, 2016, compared to the same periods in 2015, due principally to higher income before income taxes.

FINANCIAL CONDITION

A number of factors affected amounts recorded on our balance sheet as of June 30, 2016, compared to December 31, 2015.

	As of	As of
	June 30, 2016	December 31, 2015	Change	% Change
	(Dollars in Thousands)
Regulatory assets	$822,100	$860,918	$(38,818)	(4.5)
Regulatory liabilities	281,550	292,811	(11,261)	(3.8)
Net regulatory assets	$540,550	$568,107	$(27,557)	(4.9)

Total regulatory assets decreased due primarily to the following items:

•	a $18.0 million decrease in deferred employee benefit costs;

•	a $11.0 million decrease in amounts deferred for property taxes;

•	a $9.4 million decrease in amounts due from customers for future income taxes; and

•	a $7.7 million decrease in amounts deferred for Wolf Creek refueling and maintenance outages; however,

•
partially offsetting these decreases was a $4.0 million increase in unrecovered amounts related to the retirement of analog meters prior to the end of their remaining useful lives due to modernization of meter technology.

Total regulatory liabilities decreased due to spending $21.8 million more than collected for the cost to remove retired plant assets; partially offsetting this decrease was a FERC settlement approval that resulted in a $12.1 million estimated refund obligation that was previously accrued in other current liabilities. See Note 4 of the Notes to Condensed Consolidated Financial Statements, “Rate Matters and Regulation - FERC Proceedings,” for a discussion of the FERC settlement.

	As of	As of
	June 30, 2016	December 31, 2015	Change	% Change
	(Dollars in Thousands)
Property, plant and equipment, net	$8,800,698	$8,524,902	$275,796	3.2

Property, plant and equipment, net of accumulated depreciation, increased due primarily to the construction of Western Plains Wind Farm and plant additions for capital improvements as part of a plan to improve long-term reliability.

	As of	As of
	June 30, 2016	December 31, 2015	Change	% Change
	(Dollars in Thousands)
Short-term debt	$177,000	$250,300	$(73,300)	(29.3)

Short-term debt decreased due principally to Westar Energy issuing $350.0 million in principal amount of first mortgage bonds, partially offset by issuances of commercial paper primarily used to fund capital expenditures, such as the construction of Western Plains Wind Farm. See Note 7 of the Notes to Condensed Consolidated Financial Statements, “Debt Financing.”

	As of	As of
	June 30, 2016	December 31, 2015	Change	% Change
	(Dollars in Thousands)
Current maturities of long-term debt	$125,000	$—	$125,000	—
Long-term debt, net	3,387,696	3,163,950	223,746	7.1
Total long-term debt	$3,512,696	$3,163,950	$348,746	11.0

Total long-term debt increased due to Westar Energy issuing $350.0 million in principal amount of first mortgage bonds. See Note 7 of the Notes to Condensed Consolidated Financial Statements, “Debt Financing.”

	As of	As of
	June 30, 2016	December 31, 2015	Change	% Change
	(Dollars in Thousands)
Current maturities of long-term debt of variable interest entities	$26,842	$28,309	$(1,467)	(5.2)
Long-term debt of variable interest entities	111,230	138,097	(26,867)	(19.5)
Total long-term debt of variable interest entities	$138,072	$166,406	$(28,334)	(17.0)

Total long-term debt of variable interest entities decreased due to the VIEs that hold the JEC and La Cygne leasehold interests having made principal payments totaling $28.3 million.

	As of	As of
	June 30, 2016	December 31, 2015	Change	% Change
	(Dollars in Thousands)
Deferred income taxes	$1,655,825	$1,591,430	$64,395	4.0

Deferred income taxes increased due primarily to the utilization of previously deferred net operating losses during the period.

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

Short-Term Borrowings

Westar Energy maintains a commercial paper program pursuant to which it may issue commercial paper up to a maximum aggregate amount outstanding at any one time of $1.0 billion. This program is supported by Westar Energy’s revolving credit facilities. Maturities of commercial paper issuances may not exceed 365 days from the date of issuance and proceeds from such issuances will be used to temporarily fund capital expenditures, to redeem debt on an interim basis, for working capital and/or for other general corporate purposes. As of July 27, 2016, Westar Energy had $192.5 million of commercial paper issued and outstanding.

Westar Energy has two revolving credit facilities in the amounts of $730.0 million and $270.0 million. The $730.0 million facility will expire in September 2019, $20.7 million of which will expire in September 2017. The $270.0 million credit facility will expire February 2017. As long as there is no default under the facilities, the $730.0 million facility may be extended an additional year and the aggregate amount of borrowings under the $730.0 million and $270.0 million facilities may be increased to $1.0 billion and $400.0 million, respectively, subject to lender participation. All borrowings under the facilities are secured by KGE first mortgage bonds. Total combined borrowings under the revolving credit facilities and the commercial paper program may not exceed $1.0 billion at any given time. As of July 27, 2016, no amounts were borrowed and $13.2 million in letters of credit had been issued under the $730.0 million facility. No amounts were borrowed and no letters of credit were issued under the $270.0 million facility as of the same date.

Long-Term Debt Financing

In June 2016, Westar Energy issued $350.0 million in principal amount of first mortgage bonds bearing a stated interest at 2.55% and maturing July 2026. The bonds were issued as “Green Bonds,” and all proceeds from the bonds will be used for renewable energy projects, primarily the construction of the Western Plains Wind Farm.

Also in June 2016, KGE refunded $50.0 million in principal amount of pollution control bonds maturing June 2031. The stated rate of the bonds was reduced from 4.85% to 2.50%.

In February 2016, KGE, as lessee to the La Cygne sale-leaseback, effected a refunding of $162.1 million in outstanding bonds maturing in March 2021. The stated interest rate of the bonds was reduced from 5.647% to 2.398%. See Note 13 of the Notes to Condensed Consolidated Financial Statements, “Variable Interest Entities,” for additional information regarding our La Cygne sale-leaseback.

Debt Covenants

We were in compliance with our debt covenants as of June 30, 2016.

Impact of Credit Ratings on Debt Financing

Moody’s Investors Service (Moody’s) and Standard & Poor’s Ratings Services (S&P) are independent credit rating agencies that rate our debt securities. These ratings indicate each agency’s assessment of our ability to pay interest and principal when due on our securities.

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

Factors that impact our credit ratings include a combination of objective and subjective criteria. Objective criteria include typical financial ratios, such as funds from operations to total debt and operating cash flow to debt, among others, future capital expenditures and our access to liquidity including committed lines of credit. Subjective criteria include such items as the quality and credibility of management, the political and regulatory environment we operate in and an assessment of our governance and risk management practices.

As of July 27, 2016, our ratings with the agencies are as shown in the table below.

	Westar Energy First Mortgage Bond Rating	KGE First Mortgage Bond Rating	Westar Energy Commercial Paper	Rating Outlook
Moody’s	A2	A2	P-2	Stable
S&P (a)	A	A	A-2	Negative
_______________

(a)	In May 2016, following the public announcement of the proposed merger with Great Plains Energy, S&P revised its outlook for Westar Energy and KGE to negative from stable.

Summary of Cash Flows

	Six Months Ended June 30,
	2016	2015	Change	% Change
	(Dollars In Thousands)
Cash flows from (used in):
Operating activities	$328,681	$233,012	$95,669	41.1
Investing activities	(495,963)	(348,928)	(147,035)	(42.1)
Financing activities	169,264	113,626	55,638	49.0
Net change in cash and cash equivalents	$1,982	$(2,290)	$4,272	(186.6)

Cash Flows from Operating Activities

Cash flows from operating activities increased due principally to our having paid $68.9 million less for coal and natural gas and $24.6 million less for the Wolf Creek refueling outage, receiving $18.7 million more from retail customers, paying $13.1 million less for interest and receiving $6.2 million more in COLI proceeds. Partially offsetting these increases was our having received $35.7 million less for wholesale power sales and transmission services.
Cash Flows used in Investing Activities
Cash flows used in investing activities increased due primarily to our having invested $168.7 million more in additions to property, plant and equipment. Partially offsetting this increase was our having received $23.0 million more from our investment in COLI.

Cash Flows from Financing Activities

Cash flows from financing activities increased due principally to our having issued $396.6 million more in long-term debt, issuing $162.0 million more in long-term debt of VIEs and redeeming $75.0 million less in long-term debt. Partially offsetting these increases was our having issued $255.0 million less in common stock, redeeming $162.4 million more in long-term debt of VIEs, issuing $122.8 million less in commercial paper, repaying $22.0 million more for borrowings against the cash surrender value of COLI and paying $12.1 million more in dividends

Pension Contribution

During the six months ended June 30, 2016, we contributed $11.2 million to the Westar Energy pension trust. We funded $3.2 million of Wolf Creek’s pension plan contributions during the same period.

OFF-BALANCE SHEET ARRANGEMENTS

From December 31, 2015, through June 30, 2016, our off-balance sheet arrangements did not change materially. For additional information, see our 2015 Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

From December 31, 2015, through June 30, 2016, our contractual obligations and commercial commitments did not change materially outside the ordinary course of business. For additional information, see our 2015 Form 10-K.

OTHER INFORMATION

Changes in Prices

See Note 4 of the Notes to Condensed Consolidated Financial Statements, “Rate Matters and Regulation,” for information on our prices.

New Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for information on accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in commodity prices, counterparty credit, interest rates, and debt and equity instrument values. From December 31, 2015, to June 30, 2016, no significant changes occurred in our market risk exposure. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2015 Form 10-K for additional information.

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on legal proceedings is set forth in Notes 4, 11 and 12 of the Notes to Condensed Consolidated Financial Statements, “Rate Matters and Regulation,” “Commitments and Contingencies” and “Legal Proceedings,” respectively, which are incorporated herein by reference.

ITEM 1A. RISK FACTORS

     Except as indicated below, there were no material changes in our risk factors from December 31, 2015, through June 30, 2016. For additional information, see our 2015 Form 10-K.

We cannot provide any assurance that the merger will be completed.
The closing of the merger is subject to certain conditions, including, among others, (i) approval of our shareholders representing a majority of the outstanding shares of our common stock, (ii) approval of Great Plains Energy shareholders representing a majority of the votes cast at the Great Plains Energy shareholders meeting, (iii) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, (iv) receipt of all required regulatory approvals, including from the FERC, the NRC and the KCC (provided that such approvals do not result in a material adverse effect on Great Plains Energy and its subsidiaries after giving effect to the merger), (v) the absence of any law or judgment that prevents, makes illegal or prohibits the closing of the merger, (vi) the effectiveness of the Great Plains Energy registration statement on Form S-4 that was filed with the SEC, (vii) the approval of the listing of the Great Plains Energy common stock to be issued in the merger, (viii) the absence of any material adverse effect with respect to us and our subsidiaries and (ix) subject to certain materiality exceptions, the accuracy of the representations and warranties of, and compliance and covenants by, each of the parties to the merger agreement.
Although we and Great Plains Energy have agreed in the merger agreement to use our reasonable best efforts to take, or cause to be taken, all actions, and do, or cause to be done, and assist and cooperate with the other parties in doing, all things necessary to cause the conditions to the closing of the merger to be satisfied or to effect the closing of the merger as promptly as reasonably practicable, the conditions to the merger may not be satisfied and the merger agreement could be terminated. In addition, satisfying the conditions to the merger may take longer than, and could cost more than, we and Great Plains Energy expect. The occurrence of any of these events individually or in combination may adversely affect the benefits that we and Great Plains Energy expect to achieve from the merger and the trading price of our common stock.
The merger is subject to the receipt of consent or approval from governmental entities that could delay the completion of the merger or impose conditions that could have a material adverse effect on the combined company.
Completion of the merger is conditioned upon the expiration or termination of the applicable Hart-Scott-Rodino Act waiting period and the receipt of consents, orders, approvals or clearances, as required, from, among others, the FERC, the NRC and the KCC (provided that such approvals do not result in a material adverse effect on Great Plains Energy and its subsidiaries after giving effect to the merger).
In June 2016, the DOJ sent a letter to us and Great Plains Energy requesting that the parties provide on a voluntary basis certain documents and information. We and Great Plains Energy intend to fully cooperate with the DOJ in its investigation. Based upon an examination of information available relating to the businesses in which the companies are engaged, we and Great Plains Energy believe that the merger will receive the necessary antitrust clearance. However, there can be no assurance that a challenge to the merger on antitrust grounds will not be made or, if such a challenge is made, of the result of such challenge.
In addition, the Public Service Commission of the State of Missouri (Missouri Commission) has opened an investigation to determine whether it has jurisdiction over the merger. The outcome of that proceeding cannot be determined at this time. If the Missouri Commission has jurisdiction over the merger, approval of the Missouri Commission also will be required in order to consummate the merger. A substantial delay in obtaining satisfactory approvals or the imposition of unfavorable terms or conditions in connection with such approvals could adversely affect the business, financial condition or results of operations of us or Great Plains Energy or may result in the termination of the merger agreement.
Failure to complete the merger could negatively affect the trading price of our common stock and our future business and financial results.
Completion of the merger is not assured and is subject to risks and, if the merger is not completed, it could negatively affect the trading price of our common stock and our future business and financial results, and we will be subject to several risks, including the following:

•	we may be liable for damages to Great Plains Energy under the terms and conditions of the merger agreement;

•
negative reactions from the financial markets, including declines in the price of our common stock due to the fact that the current price may reflect a market assumption that the merger will be completed;

•
us possibly having to pay Great Plains Energy a termination fee of $280.0 million if the merger agreement is terminated under certain circumstances, including because our board of directors changes its recommendation to shareholders, under certain circumstances; and

•	the attention of our management will have been diverted to the merger rather than our operations and pursuit of other opportunities.

The anticipated benefits of combining the companies may not be realized.
We entered into the merger agreement with the expectation that the merger would result in various benefits, including, among other things, synergies, cost savings and operating efficiencies. However, the achievement of the anticipated benefits of the merger, including the synergies, cannot be assured or may take longer than expected. In addition, the combined company may not be able to integrate our operations with Great Plains Energy’s existing operations without encountering difficulties, including inconsistencies in standards, systems and controls, and without diverting management’s focus and resources from ordinary business activities and opportunities. Any of the foregoing could have a material adverse effect on the combined company.
Developments in the utility industry, including changes in regulation and increased competition, could adversely affect the combined company’s financial condition and results of operations.
We and Great Plains Energy, and certain of their respective subsidiaries, are regulated at the federal and state level, and have been and will continue to be affected by legislative and regulatory developments. These developments could have a material adverse effect on us, Great Plains Energy or, following the completion of the merger, the combined company.
The costs and burdens associated with complying with legal and regulatory requirements may have a material adverse effect on us, Great Plains Energy or, following the completion of the merger, the combined company. Potential legislative changes or regulatory changes may also weaken the financial condition of, or increase the volatility of results of operations for, and have a material adverse effect on us, Great Plains Energy or, following the completion of the merger, the combined company.
We will incur significant transaction and transition costs in connection with the merger.
We and Great Plains Energy expect to incur significant transaction and transition costs in connection with the consummation of the merger and the subsequent integration of the companies. Prior to consummation of the merger, we may also incur additional costs to maintain employee morale and to retain key employees. Great Plains Energy will also incur significant fees and expenses relating to the financing arrangements in connection with the merger. These expenses could reduce or eliminate the savings that we expect to achieve from the merger, and accordingly, any net benefits may not be achieved in the near term or at all. These transaction and transition expenses may result in significant charges taken against earnings by us prior to completion of the merger and by the combined company following the completion of the merger.
We will be subject to business uncertainties and contractual restrictions while the merger is pending, which could adversely affect our business.
Uncertainty about the impact of the merger, including on employees and customers, may have an adverse effect on us and Great Plains Energy and, consequently, on the combined company. These uncertainties may impair our and Great Plains Energy’s ability to attract, retain and motivate personnel, and could cause customers, suppliers and others that deal with us to seek to change existing business relationships with us and/or Great Plains Energy. If employees depart, our business or the combined company’s business could be harmed. In addition, the merger agreement restricts us, without the consent of Great Plains Energy, from taking specified actions until we complete the merger or the merger agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business.

Pending litigation against us and Great Plains Energy could result in an injunction preventing the consummation of the merger or may adversely affect the combined company’s business, financial condition or results of operations following the merger.
Following the announcement of the merger agreement, two lawsuits were filed in the District Court of Shawnee County, Kansas, against Westar Energy, the members of our board of directors and Great Plains Energy, alleging breaches of various fiduciary duties by the members of our board of directors in connection with the proposed merger and alleging that we and Great Plains Energy aided and abetted such alleged breaches of fiduciary duties. A third lawsuit was filed in the District Court of Shawnee County, Kansas, against the members of our board of directors, Great Plains Energy and a subsidiary of Great Plains Energy, alleging breaches of various fiduciary duties by members of our board of directors in connection with the proposed merger and alleging that Great Plains Energy and a subsidiary of Great Plains Energy aided and abetted such alleged breaches of fiduciary duties. Among other remedies, the plaintiffs in each case seek to enjoin the merger and rescind the merger agreement, in addition to certain unspecified damages and reimbursement of costs. While we and Great Plains Energy believe these lawsuits are without merit and intend to vigorously defend against such claims, the outcome of any such litigation is inherently uncertain. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger closes may adversely affect the combined company’s business, financial condition or results of operation. See Note 12 of the Notes to Condensed Consolidated Financial Statements, “Legal Proceedings,” for additional information.
The exchange of our common stock for Great Plains Energy common stock and cash will be a taxable transaction for U.S. Federal income tax purposes.
The exchange of our common stock for shares of Great Plains Energy common stock and cash will be a taxable transaction for U.S. federal income tax purposes. In general, domestic shareholders will be required to include in taxable income the excess of the sum of the fair market value of the Great Plains Energy common stock and the cash received in the exchange over such shareholder’s adjusted tax basis in our common stock exchanged therefor.

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

ITEM 6. EXHIBITS

2.1+
Agreement and Plan of Merger, dated as of May 29, 2016, by and among Westar Energy, Inc., Great Plains Energy Incorporated and Merger Sub (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on May 31, 2016)

4.1
Form of Forty-Sixth Supplemental Indenture, dated as of June 20, 2016, by and between Westar Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as successor to Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 17, 2016)

10.1++	Amended and Restated Long-Term Incentive and Share Award Plan, effective January 1, 2016 (incorporated by reference to Appendix B to the Proxy Statement filed on April 1, 2016)
31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended June 30, 2016
31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended June 30, 2016
32
Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended June 30, 2016 (furnished and not to be considered filed as part of the Form 10-Q)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+
The disclosure letters and related schedules to the agreement are not being filed herewith. The registrant agrees to furnish supplementally a copy of any such schedules to the Securities and Exchange Commission upon request.

++	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTAR ENERGY, INC.

Date:	August 2, 2016	By:	/s/ Anthony D. Somma
Anthony D. Somma
Senior Vice President, Chief Financial Officer and Treasurer