Form 10-Q
period 2016-09-30
WESTAR ENERGY INC /KS
filed 2016-11-01
CIK 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Large accelerated filer    X      Accelerated filer            Non-accelerated filer              Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes             No    X
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	141,786,012 shares
(Class)	(Outstanding at October 26, 2016)

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition
2015 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2015
2016 2Q Form 10-Q	Quarterly Report on Form 10-Q for the quarter ended June 30, 2016
AFUDC	Allowance for funds used during construction
ASU	Accounting Standard Update
CAA	Clean Air Act
CCB	Coal combustion byproducts
CO	Carbon monoxide
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
CPP	Clean Power Plan
CWA	Clean Water Act
DOE	Department of Energy
DOJ	Department of Justice
EPA	Environmental Protection Agency
EPS	Earnings per share
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
Great Plains Energy	Great Plains Energy Incorporated
HSR Act	Hart-Scott-Rodino Antitrust Improvements Act
JEC	Jeffrey Energy Center
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health & Environment
KGE	Kansas Gas and Electric Company
La Cygne	La Cygne Generating Station
Merger	Pending acquisition of Westar Energy, Inc. by Great Plains Energy Incorporated
Missouri Commission	Public Service Commission of the State of Missouri
Moody’s	Moody’s Investors Service
NAAQS	National Ambient Air Quality Standards
NAV	Net Asset Value
NDT	Nuclear Decommissioning Trust
NOx	Nitrogen oxides
NRC	Nuclear Regulatory Commission
OPC	Office of Public Counsel
PM	Particulate matter
PPB	Parts per billion
RECA	Retail energy cost adjustment
ROE	Return on equity
RSU	Restricted share unit
RTO	Regional transmission organization
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
TFR	Transmission Formula Rate
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

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

-
other factors discussed elsewhere in this report, in our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K), including in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (2016 2Q Form 10-Q), including in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1A. Risk Factors,” and in other reports we file from time to time with the Securities and Exchange Commission (SEC), including the proxy statement and other materials that we have filed or will file with the SEC in connection with the merger.

These lists are not all-inclusive because it is not possible to predict all factors. This report should be read in its entirety and in conjunction with our 2015 Form 10-K and the other reports we file from time to time with the SEC. No one section of this report deals with all aspects of the subject matter and additional information on some matters that could impact our consolidated financial results may be included in our 2015 Form 10-K or the other reports we file from time to time with the SEC. The reader should not place undue reliance on any forward-looking statement, as forward-looking statements speak only as of the date such statements were made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made.

PART I.    FINANCIAL INFORMATION
ITEM I.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Par Values)
(Unaudited)

	As of	As of
	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,937	$3,231
Accounts receivable, net of allowance for doubtful accounts of $4,175 and $5,294, respectively	322,386	258,286
Fuel inventory and supplies	290,080	301,294
Prepaid expenses	15,625	16,864
Regulatory assets	91,999	109,606
Other	38,276	27,860
Total Current Assets	762,303	717,141
PROPERTY, PLANT AND EQUIPMENT, NET	9,038,197	8,524,902
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	260,488	268,239
OTHER ASSETS:
Regulatory assets	731,859	751,312
Nuclear decommissioning trust	198,796	184,057
Other	252,775	260,015
Total Other Assets	1,183,430	1,195,384
TOTAL ASSETS	$11,244,418	$10,705,666
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$125,000	$—
Current maturities of long-term debt of variable interest entities	26,842	28,309
Short-term debt	182,900	250,300
Accounts payable	228,046	220,969
Accrued dividends	52,822	49,829
Accrued taxes	119,938	83,773
Accrued interest	61,833	71,426
Regulatory liabilities	22,547	25,697
Other	97,100	106,632
Total Current Liabilities	917,028	836,935
LONG-TERM LIABILITIES:
Long-term debt, net	3,388,221	3,163,950
Long-term debt of variable interest entities, net	111,218	138,097
Deferred income taxes	1,737,359	1,591,430
Unamortized investment tax credits	207,595	209,763
Regulatory liabilities	243,754	267,114
Accrued employee benefits	445,442	462,304
Asset retirement obligations	283,941	275,285
Other	85,442	88,825
Total Long-Term Liabilities	6,502,972	6,196,768
COMMITMENTS AND CONTINGENCIES (See Notes 4, 11 and 12)
EQUITY:
Westar Energy, Inc. Shareholders’ Equity:
Common stock, par value $5 per share; authorized 275,000,000 shares; issued and outstanding 141,743,883 shares and 141,353,426 shares, respective to each date	708,719	706,767
Paid-in capital	2,013,449	2,004,124
Retained earnings	1,078,799	945,830
Total Westar Energy, Inc. Shareholders’ Equity	3,800,967	3,656,721
Noncontrolling Interests	23,451	15,242
Total Equity	3,824,418	3,671,963
TOTAL LIABILITIES AND EQUITY	$11,244,418	$10,705,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,
	2016	2015
REVENUES	$764,654	$732,829
OPERATING EXPENSES:
Fuel and purchased power	155,673	163,943
SPP network transmission costs	57,939	57,487
Operating and maintenance	86,758	80,444
Depreciation and amortization	84,972	77,184
Selling, general and administrative	60,582	60,485
Taxes other than income tax	48,154	37,682
Total Operating Expenses	494,078	477,225
INCOME FROM OPERATIONS	270,576	255,604
OTHER INCOME (EXPENSE):
Investment earnings	2,619	314
Other income	13,353	637
Other expense	(5,887)	(5,392)
Total Other Income (Expense)	10,085	(4,441)
Interest expense	40,897	44,306
INCOME BEFORE INCOME TAXES	239,764	206,857
Income tax expense	81,211	66,293
NET INCOME	158,553	140,564
Less: Net income attributable to noncontrolling interests	3,833	2,561
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$154,720	$138,003
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC. (See Note 2):
Basic earnings per common share	$1.09	$0.97
Diluted earnings per common share	$1.08	$0.97
AVERAGE EQUIVALENT COMMON SHARES OUTSTANDING:
Basic	142,090,706	141,622,697
Diluted	142,577,945	141,838,178
DIVIDENDS DECLARED PER COMMON SHARE	$0.38	$0.36

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
REVENUES	$1,955,552	$1,913,199
OPERATING EXPENSES:
Fuel and purchased power	374,361	459,504
SPP network transmission costs	173,925	171,651
Operating and maintenance	250,135	248,263
Depreciation and amortization	252,838	228,529
Selling, general and administrative	192,762	179,567
Taxes other than income tax	145,529	113,047
Total Operating Expenses	1,389,550	1,400,561
INCOME FROM OPERATIONS	566,002	512,638
OTHER INCOME (EXPENSE):
Investment earnings	6,916	4,427
Other income	26,212	18,572
Other expense	(14,338)	(13,737)
Total Other Income	18,790	9,262
Interest expense	121,011	134,120
INCOME BEFORE INCOME TAXES	463,781	387,780
Income tax expense	160,376	127,810
NET INCOME	303,405	259,970
Less: Net income attributable to noncontrolling interests	10,760	7,277
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$292,645	$252,693
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC. (See Note 2):
Basic earnings per common share	$2.06	$1.84
Diluted earnings per common share	$2.05	$1.82
AVERAGE EQUIVALENT COMMON SHARES OUTSTANDING:
Basic	142,039,320	136,686,263
Diluted	142,413,189	138,181,585
DIVIDENDS DECLARED PER COMMON SHARE	$1.14	$1.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$303,405	$259,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	252,838	228,529
Amortization of nuclear fuel	22,518	18,528
Amortization of deferred regulatory gain from sale leaseback	(4,121)	(4,121)
Amortization of corporate-owned life insurance	13,779	15,309
Non-cash compensation	7,025	6,280
Net deferred income taxes and credits	160,429	126,602
Allowance for equity funds used during construction	(7,894)	(2,034)
Changes in working capital items:
Accounts receivable	(64,100)	(21,437)
Fuel inventory and supplies	11,680	(28,814)
Prepaid expenses and other	(385)	(22,742)
Accounts payable	9,736	(4,979)
Accrued taxes	40,711	51,867
Other current liabilities	(61,879)	(66,000)
Changes in other assets	(4,377)	1,394
Changes in other liabilities	13,208	26,512
Cash Flows from Operating Activities	692,573	584,864
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(821,936)	(486,515)
Purchase of securities - trusts	(43,252)	(20,752)
Sale of securities - trusts	44,326	20,957
Investment in corporate-owned life insurance	(14,648)	(14,845)
Proceeds from investment in corporate-owned life insurance	24,242	65,962
Investment in affiliated company	(655)	—
Other investing activities	(3,095)	(781)
Cash Flows used in Investing Activities	(815,018)	(435,974)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(67,402)	46,000
Proceeds from long-term debt	396,472	—
Proceeds from long-term debt of variable interest entities	162,048	—
Retirements of long-term debt	(50,000)	(275,000)
Retirements of long-term debt of variable interest entities	(190,357)	(27,933)
Repayment of capital leases	(2,327)	(1,759)
Borrowings against cash surrender value of corporate-owned life insurance	55,952	57,726
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(22,921)	(63,894)
Issuance of common stock	2,003	257,169
Distributions to shareholders of noncontrolling interests	(2,551)	(1,076)
Cash dividends paid	(152,787)	(137,616)
Other financing activities	(4,979)	(3,234)
Cash Flows from (used in) Financing Activities	123,151	(149,617)
NET CHANGE IN CASH AND CASH EQUIVALENTS	706	(727)
CASH AND CASH EQUIVALENTS:
Beginning of period	3,231	4,556
End of period	$3,937	$3,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Westar Energy, Inc. Shareholders
	Common stock shares	Common stock	Paid-in capital	Retained earnings	Non-controlling interests	Total equity
Balance as of December 31, 2014	131,687,454	$658,437	$1,781,120	$855,299	$6,451	$3,301,307
Net income	—	—	—	252,693	7,277	259,970
Issuance of stock	9,229,357	46,147	211,022	—	—	257,169
Issuance of stock for compensation and reinvested dividends	352,078	1,760	6,248	—	—	8,008
Tax withholding related to stock compensation	—	—	(3,234)	—	—	(3,234)
Dividends declared on common stock ($1.08 per share)	—	—	—	(150,271)	—	(150,271)
Stock compensation expense	—	—	6,212	—	—	6,212
Tax benefit on stock compensation	—	—	1,231	—	—	1,231
Distributions to shareholders of noncontrolling interests	—	—	—	—	(1,076)	(1,076)
Other	—	—	(3,395)	—	—	(3,395)
Balance as of September 30, 2015	141,268,889	$706,344	$1,999,204	$957,721	$12,652	$3,675,921

Balance as of December 31, 2015	141,353,426	$706,767	$2,004,124	$945,830	$15,242	$3,671,963
Net income	—	—	—	292,645	10,760	303,405
Issuance of stock	40,441	202	1,801	—	—	2,003
Issuance of stock for compensation and reinvested dividends	350,016	1,750	5,565	—	—	7,315
Tax withholding related to stock compensation	—	—	(4,979)	—	—	(4,979)
Dividends declared on common stock ($1.14 per share)	—	—	—	(163,002)	—	(163,002)
Stock compensation expense	—	—	6,938	—	—	6,938
Distribution to shareholders of noncontrolling interests	—	—	—	—	(2,551)	(2,551)
Cumulative effect of accounting change - stock compensation	—	—	—	3,326	—	3,326
Balance as of September 30, 2016	141,743,883	$708,719	$2,013,449	$1,078,799	$23,451	$3,824,418

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

We prepare our unaudited condensed consolidated financial statements in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles (GAAP) for the United States of America have been condensed or omitted. Our condensed consolidated financial statements include all operating divisions, majority owned subsidiaries and variable interest entities (VIEs) of which we maintain a controlling interest or are the primary beneficiary reported as a single reportable segment. Undivided interests in jointly-owned generation facilities are included on a proportionate basis. Intercompany accounts and transactions have been eliminated in consolidation. In our opinion, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of the condensed consolidated financial statements, have been included.

The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in our 2015 Form 10-K.

Use of Management’s Estimates

When we prepare our condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, including those related to depreciation, unbilled revenue, valuation of investments, forecasted fuel costs included in our retail energy cost adjustment (RECA) billed to customers, income taxes, pension and post-retirement benefits, our asset retirement obligations including the decommissioning of Wolf Creek, environmental issues, VIEs, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for the full year.

Fuel Inventory and Supplies

We state fuel inventory and supplies at average cost. Following are the balances for fuel inventory and supplies stated separately.

	As of	As of
	September 30, 2016	December 31, 2015
	(In Thousands)
Fuel inventory	$95,936	$113,438
Supplies	194,144	187,856
Fuel inventory and supplies	$290,080	$301,294

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars In Thousands)
Borrowed funds	$2,537	$466	$6,884	$3,047
Equity funds	2,647	—	7,894	2,034
Total	$5,184	$466	$14,778	$5,081
Average AFUDC Rates	3.6%	1.0%	4.2%	2.8%

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

The following table reconciles our basic and diluted EPS from net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars In Thousands, Except Per Share Amounts)
Net income	$158,553	$140,564	$303,405	$259,970
Less: Net income attributable to noncontrolling interests	3,833	2,561	10,760	7,277
Net income attributable to Westar Energy, Inc.	154,720	138,003	292,645	252,693
Less: Net income allocated to RSUs	325	304	605	563
Net income allocated to common stock	$154,395	$137,699	$292,040	$252,130

Weighted average equivalent common shares outstanding – basic	142,090,706	141,622,697	142,039,320	136,686,263
Effect of dilutive securities:
RSUs	487,239	215,481	373,869	197,373
Forward sale agreements	—	—	—	1,297,949
Weighted average equivalent common shares outstanding – diluted (a)	142,577,945	141,838,178	142,413,189	138,181,585

Earnings per common share, basic	$1.09	$0.97	$2.06	$1.84
Earnings per common share, diluted	$1.08	$0.97	$2.05	$1.82
_______________
(a) We had no antidilutive securities for the three and nine months ended September 30, 2016 and 2015.

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2016	2015
	(In Thousands)
CASH PAID FOR:
Interest on financing activities, net of amount capitalized	$100,828	$119,173
Interest on financing activities of VIEs	5,846	10,430
Income taxes, net of refunds	13,004	126
NON-CASH INVESTING TRANSACTIONS:
Property, plant and equipment additions	94,007	60,155
NON-CASH FINANCING TRANSACTIONS:
Issuance of stock for compensation and reinvested dividends	7,315	8,008
Assets acquired through capital leases	1,310	2,246

New Accounting Pronouncements

We prepare our consolidated financial statements in accordance with GAAP for the United States of America. To address current issues in accounting, the Financial Accounting Standards Board (FASB) issued the following new accounting pronouncements which may affect our accounting and/or disclosure.

Statement of Cash Flows

In August 2016, the FASB issued Accounting Standard Update (ASU) No. 2016-15, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Among other clarifications, the guidance requires that cash proceeds received from the settlement of corporate-owned life insurance (COLI) policies be classified as cash inflows from investing activities and that cash payments for premiums on COLI policies may be classified as cash outflows for investing activities, operating activities or a combination of both. The guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. Retrospective application is required. We are evaluating the guidance and do not expect it to have a material impact on our consolidated financial statements.

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

Further, the issuance of this ASU reflects the FASB’s decision that cash flows related to excess tax benefits should be classified as cash flows from operating activities on the consolidated statements of cash flows. Upon adoption, we have retrospectively presented cash flows from operating activities on the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2015, as $1.2 million higher than as previously reported, and cash flows used in financing activities as $1.2 million higher than as previously reported.

Leases

In February 2016, the FASB issued ASU No. 2016-02, which requires a lessee to recognize right-of-use assets and lease liabilities, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months. Leases are to be classified as either financing or operating leases, with that classification affecting the pattern of expense recognition in the income statement. Accounting for leases by lessors is largely unchanged. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The guidance requires a modified retrospective approach for all leases existing at the earliest period presented, or entered into by the date of initial adoption, with certain practical expedients permitted. We are evaluating the guidance and believe application of the guidance will result in an increase to our assets and liabilities on our consolidated financial statements.

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, which requires financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis. The measurement of expected losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We are evaluating the guidance and have not yet determined the impact on our consolidated financial statements.

Financial Instruments - Net Asset Value

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
The closing of the merger is subject to customary conditions including, among others, receipt of required regulatory approvals. On June 28, 2016, we and Great Plains Energy filed a joint application with the Kansas Corporation Commission (KCC) requesting approval of the merger. Unless otherwise agreed to by the applicants, Kansas law imposes a 300-day time limit on the KCC’s review of the joint application.  On September 27, 2016, the KCC issued an order setting a procedural schedule for the application, with a KCC order date of April 24, 2017.  On October 18, 2016, the KCC issued an order stating that, if the KCC staff or other interested parties believe that the joint application does not adequately address the standards by which public utility mergers should be evaluated in Kansas, KCC staff or other interested parties should file for relief, including the potential dismissal of the joint application.
In addition, the Public Service Commission of the State of Missouri (Missouri Commission) opened an investigation to determine whether it has jurisdiction over the merger and on August 3, 2016, issued its order closing the investigation. On October 11, 2016, a consumer group filed complaints against us and Great Plains Energy with the Missouri Commission seeking to have the Missouri Commission assert jurisdiction over the merger, and various parties have intervened in these complaints. On October 12, 2016, and on October 26, 2016, the Missouri Commission staff and the Office of the Public Counsel (OPC), respectively, announced that each had entered into a Stipulation and Agreement with Great Plains Energy that, among other things, provided that Missouri Commission staff and the OPC would not file a complaint, or support another complaint, to assert that the Missouri Commission has jurisdiction over the merger. The Stipulation and Agreements are subject to approval by the Missouri Commission, and the Missouri Commission has not ruled on the related consumer complaints. If the Missouri Commission rejects the Stipulation and Agreement, or rules in favor of the consumer complaints, and determines that the Missouri Commission has jurisdiction over the merger, approval of the Missouri Commission also will be required in order to consummate the merger.
On July 11, 2016, we and Great Plains filed a joint application with the Federal Energy Regulatory Commission (FERC) requesting approval of the merger. On July 22, 2016, Wolf Creek filed a request with the NRC to approve an indirect transfer of control of Wolf Creek’s operating license.
On September 26, 2016, we and Great Plains Energy filed the antitrust notifications required under the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act) to complete the merger. We and Great Plains Energy received early termination of the statutory waiting period under the HSR Act on October 21, 2016.
Also on September 26, 2016, the proposed merger was approved by our shareholders. Concurrently, shareholders of Great Plains Energy approved various matters necessary for Great Plains Energy to complete the merger.
The merger agreement, which contains customary representations, warranties and covenants, may be terminated by either party if the merger has not occurred by May 31, 2017. The termination date may be extended six months in order to obtain regulatory approvals. If the merger agreement is terminated under these circumstances, including the failure to obtain regulatory approvals, Great Plains Energy must pay us a termination fee of $380.0 million.
The merger agreement also provides for certain other termination rights for both us and Great Plains Energy. If (a) the merger agreement is terminated by either party because the end date occurred, or by us because Great Plains Energy is in breach of the merger agreement and (b) prior to such termination, an alternative acquisition proposal is made to Great Plains Energy or its board of directors or has been publicly disclosed and not withdrawn and within 12 months after termination of the merger agreement Great Plains Energy enters into an acquisition proposal, Great Plains Energy must pay us a termination fee of $180.0 million. In addition, if either party terminates the merger agreement because the end date occurred, or if Great Plains Energy terminates the merger agreement because we are in breach of the merger agreement, and (a) prior to such termination, an alternative acquisition proposal is made to us or our board of directors or is publicly disclosed and not withdrawn, and (b)

within 12 months after termination of the merger agreement, we enter into a definitive agreement or consummate a transaction with respect to an acquisition proposal, we must pay Great Plains Energy a termination fee of $280.0 million.
In connection with this transaction, we have incurred merger-related expenses. During the three and nine months ended September 30, 2016, we incurred approximately $1.9 million and $9.8 million, respectively, of merger-related expenses, which are included in our selling, general, and administrative expenses. We expect total merger-related expenses will be approximately $30.0 million, with the majority of the expenses to coincide with the closing of the merger.
We are currently involved in litigation relating to the merger. See Note 11, “Commitments and Contingencies - Department of Justice Proceedings,” and Note 12, “Legal Proceedings,” for more information on legal matters.

4. RATE MATTERS AND REGULATION

KCC Proceedings

In October 2016, we filed an abbreviated rate review with the KCC to update our prices to include capital costs related to La Cygne Generating Station (La Cygne) environmental upgrades, investment to extend the life of Wolf Creek, costs related to programs to improve grid resiliency and costs associated with investments in other environmental projects during 2015. If approved, we estimate that the new prices will increase our annual retail revenues by approximately $17.4 million. The KCC is required to issue an order on our request within 240 days of our filing, which is in June 2017.

In December 2015, the KCC approved an order allowing us to adjust our prices to include costs incurred for property taxes. The new prices were effective in January 2016 and are expected to increase our annual retail revenues by approximately $5.0 million.

In June 2016, the KCC approved an order allowing us to adjust our retail prices to include updated transmission costs as reflected in the transmission formula rate (TFR), along with the reduced return on equity (ROE) as described below. The updated prices were retroactively effective April 2016 and the estimated revenue impact for 2016, as compared to 2015, is expected to be an increase of approximately $7.0 million. We have begun refunding our previously recorded refund obligation and as of September 30, 2016, we have a remaining refund obligation of $2.7 million, which is included in current regulatory liabilities on our balance sheet.

FERC Proceedings

Our TFR that includes projected 2017 transmission capital expenditures and operating costs will become effective in January 2017 and is expected to increase our annual transmission revenues by approximately $29.6 million.

In March 2016, the FERC approved a settlement reducing our base ROE used in determining our TFR. The settlement results in an ROE of 10.3%, which consists of a 9.8% base ROE plus a 0.5% incentive ROE for participation in an RTO. The updated prices were retroactively effective January 2016 and the estimated revenue impact for 2016, as compared to 2015, is expected to be an increase of approximately $24.0 million. This increase also reflects estimated recovery of increased transmission capital expenditures and operating costs. We have begun refunding our previously recorded refund obligation and as of September 30, 2016, we have a remaining refund obligation of $4.6 million, which is included in current regulatory liabilities on our balance sheet.

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

	As of September 30, 2016		As of December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
Fixed-rate debt	$3,430,000	$3,850,563	$3,080,000	$3,259,533
Fixed-rate debt of VIEs	137,962	150,877	166,271	179,030

Recurring Fair Value Measurements

The following table provides the amounts and their corresponding level of hierarchy for our assets that are measured at fair value.

As of September 30, 2016	Level 1	Level 2	Level 3	NAV	Total
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity funds	$—	$53,950	$—	$5,171	$59,121
International equity funds	—	37,357	—	—	37,357
Core bond fund	—	27,985	—	—	27,985
High-yield bond fund	—	17,686	—	—	17,686
Emerging markets bond fund	—	16,007	—	—	16,007
Combination debt/equity/other funds	—	12,816	—	—	12,816
Alternative investments fund	—	—	—	17,886	17,886
Real estate securities fund	—	—	—	9,737	9,737
Cash equivalents	201	—	—	—	201
Total Nuclear Decommissioning Trust	201	165,801	—	32,794	198,796
Trading Securities:
Domestic equity funds	—	18,004	—	—	18,004
International equity fund	—	4,482	—	—	4,482
Core bond fund	—	12,009	—	—	12,009
Total Trading Securities	—	34,495	—	—	34,495
Total Assets Measured at Fair Value	$201	$200,296	$—	$32,794	$233,291

As of December 31, 2015	Level 1	Level 2	Level 3	NAV	Total
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity funds	$—	$50,872	$—	$6,050	$56,922
International equity funds	—	33,595	—	—	33,595
Core bond fund	—	25,976	—	—	25,976
High-yield bond fund	—	15,288	—	—	15,288
Emerging markets bond fund	—	13,584	—	—	13,584
Combination debt/equity/other funds	—	11,343	—	—	11,343
Alternative investments fund	—	—	—	16,439	16,439
Real estate securities fund	—	—	—	10,823	10,823
Cash equivalents	87	—	—	—	87
Total Nuclear Decommissioning Trust	87	150,658	—	33,312	184,057
Trading Securities:
Domestic equity funds	—	17,876	—	—	17,876
International equity fund	—	4,430	—	—	4,430
Core bond fund	—	11,423	—	—	11,423
Cash equivalents	159	—	—	—	159
Total Trading Securities	159	33,729	—	—	33,888
Total Assets Measured at Fair Value	$246	$184,387	$—	$33,312	$217,945

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

	As of September 30, 2016		As of December 31, 2015		As of September 30, 2016
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Frequency	Length of Settlement
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity funds	$5,171	$3,689	$6,050	$1,948	(a)	(a)
Alternative investments fund (b)	17,886	—	16,439	—	Quarterly	65 days
Real estate securities fund (b)	9,737	—	10,823	—	Quarterly	65 days
Total	$32,794	$3,689	$33,312	$1,948
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

Trading Securities

We hold equity and debt investments that we classify as trading securities in a trust used to fund certain retirement benefit obligations. As of September 30, 2016, and December 31, 2015, we measured the fair value of trust assets at $34.5 million and $33.9 million, respectively. We include unrealized gains or losses on these securities in investment earnings on our consolidated statements of income. For the three and nine months ended September 30, 2016, we recorded an unrealized gain of $1.0 million and $2.2 million, respectively, on assets still held. For the three and nine months ended September 30, 2015, we recorded an unrealized loss of $1.5 million and $0.8 million, respectively, on assets still held.

Available-for-Sale Securities

We hold investments in a trust for the purpose of funding the decommissioning of Wolf Creek. We have classified these investments as available-for-sale and have recorded all such investments at their fair market value as of September 30, 2016, and December 31, 2015.

Using the specific identification method to determine cost, we realized no gains or losses during the three months ended September 30, 2016, and a loss of $1.5 million during the nine months ended September 30, 2016. We realized a loss of $0.5 million for the three months ended September 30, 2015, and a loss of $1.0 million for the nine months ended September 30, 2015. We record net realized and unrealized gains and losses in regulatory liabilities on our consolidated balance sheets. This reporting is consistent with the method we use to account for the decommissioning costs we recover in our prices. Gains or losses on assets in the trust fund are recorded as increases or decreases, respectively, to regulatory liabilities and could result in lower or higher funding requirements for decommissioning costs, which we believe would be reflected in the prices paid by our customers.

The following table presents the cost, gross unrealized gains and losses, fair value and allocation of investments in the NDT fund as of September 30, 2016, and December 31, 2015.

		Gross Unrealized
Security Type	Cost	Gain	Loss	Fair Value	Allocation
	(Dollars In Thousands)
As of September 30, 2016:
Domestic equity funds	$50,397	$8,861	$(137)	$59,121	30%
International equity funds	34,199	3,262	(104)	37,357	19%
Core bond fund	27,280	705	—	27,985	14%
High-yield bond fund	17,805	—	(119)	17,686	9%
Emerging market bond fund	16,242	—	(235)	16,007	8%
Combination debt/equity/other funds	9,088	3,728	—	12,816	6%
Alternative investment fund	15,000	2,886	—	17,886	9%
Real estate securities fund	9,500	237	—	9,737	5%
Cash equivalents	201	—	—	201	<1%
Total	$179,712	$19,679	$(595)	$198,796	100%

As of December 31, 2015:
Domestic equity funds	$49,488	$7,436	$(2)	$56,922	32%
International equity funds	33,458	1,372	(1,235)	33,595	18%
Core bond fund	26,397	—	(421)	25,976	14%
High-yield bond fund	17,047	—	(1,759)	15,288	8%
Emerging market bond fund	16,306	—	(2,722)	13,584	7%
Combination debt/equity/other funds	8,239	3,104	—	11,343	6%
Alternative investment fund	15,000	1,439	—	16,439	9%
Real estate securities fund	11,026	—	(203)	10,823	6%
Cash equivalents	87	—	—	87	<1%
Total	$177,048	$13,351	$(6,342)	$184,057	100%

The following table presents the fair value and the gross unrealized losses of the available-for-sale securities held in the NDT fund aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2016, and December 31, 2015.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
As of September 30, 2016:
Domestic equity funds	$1,710	$(137)	$—	$—	$1,710	$(137)
International equity funds	—	—	7,954	(104)	7,954	(104)
High-yield bond fund	—	—	17,686	(119)	17,686	(119)
Emerging market bond fund	—	—	16,007	(235)	16,007	(235)
Total	$1,710	$(137)	$41,647	$(458)	$43,357	$(595)

As of December 31, 2015:
Domestic equity funds	$—	$—	$668	$(2)	$668	$(2)
International equity funds	—	—	6,717	(1,235)	6,717	(1,235)
Core bond funds	25,976	(421)	—	—	25,976	(421)
High-yield bond fund	15,288	(1,759)	—	—	15,288	(1,759)
Emerging market bond fund	—	—	13,584	(2,722)	13,584	(2,722)
Real estate securities fund	—	—	10,823	(203)	10,823	(203)
Total	$41,264	$(2,180)	$31,792	$(4,162)	$73,056	$(6,342)

7. DEBT FINANCING

In June 2016, Westar Energy issued $350.0 million in principal amount of first mortgage bonds bearing a stated interest at 2.55% and maturing July 2026. The bonds were issued as “Green Bonds,” and all proceeds from the bonds will be used for renewable energy projects, primarily the construction of the Western Plains Wind Farm.

Also in June 2016, KGE redeemed and reissued $50.0 million in principal amount of pollution control bonds maturing June 2031. The stated rate of the bonds was reduced from 4.85% to 2.50%.

In February 2016, KGE, as lessee to the La Cygne sale-leaseback, effected a redemption and reissuance of $162.1 million in outstanding bonds maturing in March 2021. The stated interest rate of the bonds was reduced from 5.647% to 2.398%. See Note 13, “Variable Interest Entities,” for additional information regarding our La Cygne sale-leaseback.

8. TAXES

We recorded income tax expense of $81.2 million with an effective income tax rate of 34% for the three months ended September 30, 2016, and income tax expense of $66.3 million with an effective income tax rate of 32% for the same period of 2015. We recorded income tax expense of $160.4 million with an effective income tax rate of 35% for the nine months ended September 30, 2016, and income tax expense of $127.8 million with an effective income tax rate of 33% for the same period of 2015. The increase in the effective income tax rate for the three and nine months ended September 30, 2016, was due primarily to an increase in income before income taxes.

As of September 30, 2016, and December 31, 2015, our unrecognized income tax benefits totaled $2.2 million and $2.9 million, respectively. We do not expect significant changes in our unrecognized income tax benefits in the next 12 months.

As of September 30, 2016, we had $0.1 million accrued for interest related to our unrecognized income tax benefits compared to no amount as of December 31, 2015. We accrued no penalties at either September 30, 2016, or December 31, 2015.

As of September 30, 2016, and December 31, 2015, we had recorded $1.5 million for probable assessments of taxes other than income taxes.

9. PENSION AND POST-RETIREMENT BENEFIT PLANS

The following tables summarize the net periodic costs for our pension and post-retirement benefit plans prior to the effects of capitalization.

	Pension Benefits		Post-retirement Benefits
Three Months Ended September 30,	2016	2015	2016	2015
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$4,633	$5,348	$271	$361
Interest cost	10,922	10,753	1,392	1,422
Expected return on plan assets	(10,664)	(10,059)	(1,708)	(1,654)
Amortization of unrecognized:
Prior service costs	174	130	113	114
Actuarial loss (gain), net	5,146	8,033	(279)	95
Net periodic cost (benefit) before regulatory adjustment	10,211	14,205	(211)	338
Regulatory adjustment (a)	3,306	1,548	(486)	1,013
Net periodic cost (benefit)	$13,517	$15,753	$(697)	$1,351
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

	Pension Benefits		Post-retirement Benefits
Nine Months Ended September 30,	2016	2015	2016	2015
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$13,930	$16,044	$813	$1,082
Interest cost	32,802	32,261	4,178	4,268
Expected return on plan assets	(31,990)	(31,177)	(5,125)	(4,961)
Amortization of unrecognized:
Prior service costs	594	390	341	342
Actuarial loss (gain), net	15,680	23,746	(839)	284
Net periodic cost (benefit) before regulatory adjustment	31,016	41,264	(632)	1,015
Regulatory adjustment (a)	9,919	4,880	(1,458)	3,038
Net periodic cost (benefit)	$40,935	$46,144	$(2,090)	$4,053
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

During the nine months ended September 30, 2016 and 2015, we contributed $15.7 million and $29.7 million, respectively, to the Westar Energy pension trust.

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

	Pension Benefits		Post-retirement Benefits
Three Months Ended September 30,	2016	2015	2016	2015
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$1,687	$1,899	$31	$34
Interest cost	2,413	2,254	81	79
Expected return on plan assets	(2,431)	(2,261)	—	—
Amortization of unrecognized:
Prior service costs	14	14	—	—
Actuarial loss (gain), net	1,090	1,482	(3)	1
Net periodic cost before regulatory adjustment	2,773	3,388	109	114
Regulatory adjustment (a)	483	(304)	—	—
Net periodic cost	$3,256	$3,084	$109	$114
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

	Pension Benefits		Post-retirement Benefits
Nine Months Ended September 30,	2016	2015	2016	2015
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$5,061	$5,696	$95	$103
Interest cost	7,241	6,761	244	236
Expected return on plan assets	(7,292)	(6,783)	—	—
Amortization of unrecognized:
Prior service costs	42	43	—	—
Actuarial loss (gain), net	3,268	4,448	(11)	2
Net periodic cost before regulatory adjustment	8,320	10,165	328	341
Regulatory adjustment (a)	1,449	(912)	—	—
Net periodic cost	$9,769	$9,253	$328	$341
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

During the nine months ended September 30, 2016 and 2015, we funded $14.6 million and $4.5 million of Wolf Creek’s pension plan contributions, respectively.

11. COMMITMENTS AND CONTINGENCIES

Environmental Matters

Cross-State Air Pollution Update Rule

In September 2016, the Environmental Protection Agency (EPA) finalized the Cross-State Air Pollution Update Rule. The final rule addresses interstate transport of nitrogen oxides (NOx) emissions in 22 states including Kansas, Missouri and Oklahoma during the ozone season and the impact from the formation of ozone on downwind states with respect to the 2008 ozone National Ambient Air Quality Standards (NAAQS). Starting with the 2017 ozone season, the final rule will revise the existing ozone season allowance budgets for Missouri and Oklahoma and will establish an ozone season budget for Kansas. We are currently evaluating the impact of the final rule on our operations, however, based on our initial analysis we do not believe this rule will have a material impact on our operations and consolidated financial results.

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

In October 2015, the EPA strengthened the ozone NAAQS by lowering the standards from 75 parts per billion (ppb) to 70 ppb. In September 2016, the Kansas Department of Health and Environment (KDHE) recommended to the EPA that they designate the state of Kansas as in attainment or in attainment/unclassifiable with the standard. The EPA is required to make attainment/nonattainment designations for the revised standards by October 2017. If the EPA agrees with an attainment or attainment/unclassifiable designation for the state of Kansas, we do not believe this will have a material impact on our consolidated financial results.

In December 2012, the EPA strengthened an existing NAAQS for one class of PM. In December 2014, the EPA designated the entire state of Kansas as unclassifiable/in attainment with the standard. We do not believe this will have a material impact on our operations or consolidated financial results.

In 2010, the EPA revised the NAAQS for SO2. In March 2015, a federal court approved a consent decree between the EPA and environmental groups. The decree includes specific SO2 emissions criteria for certain electric generating plants that, if met, required the EPA to promulgate attainment/nonattainment designations for areas surrounding these plants. Tecumseh Energy Center is our only generating station that meets this criteria. In June 2016, the EPA accepted the State of Kansas recommendation to designate the areas surrounding the facility as unclassifiable, completing the second round of the designation process. In addition, in June 2016, KDHE recommended a 2,000 ton per year limit for Tecumseh Energy Center Unit 7 in order to satisfy the requirements of the 1-hour SO2 Data Requirements Rule which governs the next round of the designations. By agreeing to the ton per year limitation, no further characterization of the area surrounding the plant is required. We continue to communicate with our regulatory agencies regarding these standards and evaluate what impact the revised NAAQS could have on our operations and consolidated financial results. If areas surrounding our facilities are designated in the future as nonattainment and/or we are required to install additional equipment to control emissions at our facilities, it could have a material impact on our operations and consolidated financial results.

Greenhouse Gases

Burning coal and other fossil fuels releases carbon dioxide (CO2) and other gases referred to as GHG. Various regulations under the federal CAA limit CO2 and other GHG emissions, and other measures are being imposed or offered by individual states, municipalities and regional agreements with the goal of reducing GHG emissions.

In October 2015, the EPA published a rule establishing new source performance standards that limit CO2 emissions for new, modified and reconstructed coal and natural gas fueled electric generating units to various levels per Megawatt hour depending on various characteristics of the units. Also in October 2015, the EPA published a rule establishing guidelines for states to regulate CO2 emissions from existing power plants. The standards for existing plants are known as the Clean Power Plan (CPP). Under the CPP, interim emissions performance rates must be achieved beginning in 2022 and final emissions performance rates must be achieved by 2030. Legal challenges to the CPP were filed by groups of states and industry members, including our Company, in the U.S. Court of Appeals for the D.C. Circuit beginning in October 2015. In February 2016, after the U.S. Court of Appeals for the D.C. Circuit denied requests to stay the CPP, the U.S. Supreme Court issued an order granting a stay of the rule pending resolution of the legal challenges. In September 2016, oral arguments were heard before the U.S. Court of Appeals for the D.C. Circuit to review the CPP and to conduct the review en banc. Despite the stay, the EPA issued a proposed rule formalizing the details of the CPP’s Clean Energy Incentive Program. Due to the future uncertainty of the CPP, we cannot at this time determine the impact on our operations or consolidated financial results, but we believe the cost to comply with the CPP could be material.

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

SPP Revenue Crediting

We are a member of the Southwest Power Pool, Inc. (SPP) RTO, which coordinates the operation of a multi-state interconnected transmission system. The SPP has been engaged in a process whereby it is seeking to allocate revenue credits under its Open Access Transmission Tariff to sponsors of certain transmission system upgrades. Qualifying upgrades are those that are not financed through general rates paid by all customers and that result in additional revenue to the SPP. The SPP has determined sponsors are entitled to revenue credits for previously completed upgrades, and members will be obligated to pay for revenue credits attributable to these historical upgrades.

As a result, we expect to pay the SPP in November 2016 approximately $7.0 million related to revenue credits attributable to historical upgrades. As of September 30, 2016, we have recorded a corresponding liability for our obligation to the SPP for the period of March 2008 to August 2016. Most of the related charges will be recovered from our customers in future prices.

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

FERC Proceedings

See Note 4, “Rate Matters and Regulation - FERC Proceedings,” for information regarding a settlement of a complaint that was filed by the KCC against us with the FERC.

Department of Justice Proceedings

At any time before or after the merger, the Department of Justice (DOJ) or the Federal Trade Commission could take such action under the antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the merger or seeking divestiture of substantial assets of Great Plains Energy, the Company or their respective subsidiaries. Private parties and state attorneys general may also bring an action under the antitrust laws under certain circumstances. On June 23, 2016, the DOJ sent a letter to us and Great Plains Energy informing the parties that it had opened an investigation into the proposed transaction and requested that the parties provide on a voluntary basis certain documents and information. We and Great Plains Energy cooperated with the DOJ in its investigation, and on October 21, 2016, we were notified that the DOJ closed the investigation.

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

Pending Merger

Following the announcement of the merger agreement, two putative class action complaints (which were consolidated and superseded by a consolidated complaint) and one putative derivative complaint challenging the merger were filed in the District Court of Shawnee County, Kansas.

The consolidated putative class action complaint, filed on July 25, 2016, is captioned In re Westar Energy, Inc. Stockholder Litigation, Case No. 2016-CV-000457. This complaint names as defendants Westar Energy, the members of our board of directors and Great Plains Energy. The complaint asserts that the members of our board of directors breached their fiduciary duties to our shareholders in connection with the proposed merger. It also asserts that Westar Energy and Great Plains Energy aided and abetted such breaches of fiduciary duties. The complaint alleges, among other things, that (i) the merger consideration deprives our shareholders of fair consideration for their shares, (ii) the merger agreement contains deal protection provisions that unfairly favor Great Plains Energy and discourage third parties from submitting potentially superior proposals, (iii) the disclosures are misleading and/or omit material information necessary for Westar Energy shareholders to make an informed decision whether to vote in favor of the proposed transaction and (iv) if the proposed transaction is consummated, certain of our directors and officers stand to receive significant benefits. The complaint seeks, among other remedies, (i) injunctive relief enjoining the merger, (ii) rescission of the merger agreement or rescissory damages, (iii) a directive to members of our board of directors to account for all damages caused by them as a result of their breaches of their fiduciary duties and (iv) an award for costs and disbursements, including attorneys’ fees and experts’ fees.

The putative derivative complaint, filed on July 5, 2016 and as amended on August 25, 2016, is captioned Braunstein v. Chandler et al., Case No. 2016-CV-000502. This putative derivative action names as defendants the members of our board of directors, Great Plains Energy and a subsidiary of Great Plains Energy, with Westar Energy named as a nominal defendant. The complaint asserts that the members of our board of directors breached their fiduciary duties to our shareholders in connection with the proposed merger. It also asserts that Great Plains Energy and a subsidiary of Great Plains Energy aided and abetted such breaches of fiduciary duties. The complaint alleges, among other things, that the members of our board of directors failed to obtain the best possible price for our shareholders because of a flawed process that discouraged third parties from submitting potentially superior proposals, and that the disclosures are false or misleading due to the omission of certain information. The complaint seeks, among other remedies, (i) a direction that the director defendants exercise their fiduciary duties to obtain a transaction which is in the best interests of us and our shareholders, (ii) a declaration that the proposed transaction was entered into in breach of the fiduciary duties of the defendants and is therefore unlawful and unenforceable, (iii) rescission of the merger agreement, (iv) the imposition of a constructive trust in favor of the plaintiff, on behalf of us, upon any benefits improperly received by the named defendants as a result of their wrongful conduct, (v) award for costs, including attorneys’ fees and experts’ fees, and (vi) the imposition of an injunction against the defendants and others from consummating the merger on the terms proposed. The defendants have moved for dismissal of this complaint.

On September 21, 2016, the parties in the consolidated putative class action and the putative derivative complaint independently agreed to withdraw requests for injunctive relief and otherwise agreed in principle to dismissing the actions with prejudice and to providing releases. In exchange, the parties in the putative derivative complaint agreed that Westar would make supplemental disclosures to the shareholders, which disclosures were made in a Form 8-K filed on September 21, 2016, and the parties in the consolidated putative class action agreed that Westar Energy would (i) make the disclosures in the Form 8-K filed on September 21, 2016, and (ii) grant waivers of the prohibition on requesting a waiver of the standstill provisions in the confidentiality and standstill agreements executed by the bidders that participated in the Westar Energy sale process. These agreements do not constitute any admission by any of the defendants as to the merits of any claims. In the future the parties will prepare and present to the court for approval Stipulations of Settlement that will, if accepted by the court, settle the actions in their entirety.

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

50% Interest in La Cygne Unit 2

Under an agreement that expires in September 2029, KGE entered into a sale-leaseback transaction with a trust under which the trust purchased KGE’s 50% interest in La Cygne unit 2 and subsequently leased it back to KGE. The trust was financed with an equity contribution from an owner participant and debt issued by the trust. The trust was created specifically to purchase the 50% interest in La Cygne unit 2 and lease it back to KGE, and does not hold any other assets. We meet the requirements to be considered the primary beneficiary of the trust. In determining the primary beneficiary of the trust, we concluded that the activities of the trust that most significantly impact its economic performance and that we have the power to direct include (1) the operation and maintenance of the 50% interest in La Cygne unit 2 and (2) our ability to exercise a purchase option at the end of the agreement at the lesser of fair value or a fixed amount. We have the potential to receive benefits from the trust that could potentially be significant if the fair value of the 50% interest in La Cygne unit 2 at the end of the agreement is greater than the fixed amount. In February 2016, KGE effected a redemption and reissuance of the $162.1 million in outstanding bonds maturing March 2021. See Note 7, “Debt Financing,” for additional information.

Financial Statement Impact

We have recorded the following assets and liabilities on our consolidated balance sheets related to the VIEs described above.

	As of	As of
	September 30, 2016	December 31, 2015
	(In Thousands)
Assets:
Property, plant and equipment of variable interest entities, net	$260,488	$268,239
Regulatory assets (a)	10,053	9,088

Liabilities:
Current maturities of long-term debt of variable interest entities	$26,842	$28,309
Accrued interest (b)	19	2,457
Long-term debt of variable interest entities, net	111,218	138,097
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

In Management’s Discussion and Analysis, we discuss our operating results for the three and nine months ended September 30, 2016, compared to the same periods of 2015, our general financial condition and significant changes that occurred during 2016. As you read Management’s Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

SUMMARY OF SIGNIFICANT ITEMS

Proposed Merger with Great Plains Energy

On May 29, 2016, we entered into an agreement and plan of merger with Great Plains Energy, a Missouri corporation, providing for the merger of a wholly-owned subsidiary of Great Plains Energy with and into Westar Energy, with Westar Energy surviving as a wholly-owned subsidiary of Great Plains Energy. At the closing of the merger, our shareholders will receive cash and shares of Great Plains Energy. Each issued and outstanding share of our common stock, other than certain restricted shares, will be canceled and automatically converted into $51.00 in cash, without interest, and a number of shares of Great Plains Energy common stock equal to an exchange ratio that may vary between 0.2709 and 0.3148, based upon the volume-weighted average share price of Great Plains Energy common stock on the New York Stock Exchange for the 20 consecutive full trading days ending on (and including) the third trading day immediately prior to the closing date of the transaction. Based on the closing price per share of Great Plains Energy common stock on the trading day prior to announcement of the merger, our shareholders would receive an implied $60.00 for each share of Westar Energy common stock. For more information, see Notes 3, 11 and 12 of the Notes to Condensed Consolidated Financial Statements, “Pending Merger,” “Commitments and Contingencies” and “Legal Proceedings,” respectively, and Item “1A. Risk Factors.”

Earnings Per Share

Following is a summary of our net income and basic EPS.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(Dollars In Thousands, Except Per Share Amounts)
Net income attributable to Westar Energy, Inc.	$154,720	$138,003	$16,717	$292,645	$252,693	$39,952
Earnings per common share, basic	1.09	0.97	0.12	2.06	1.84	0.22

Net income and basic EPS increased for the three and nine months ended September 30, 2016, compared to the same periods in 2015, due primarily to higher retail prices and to our having recorded more COLI proceeds. For the three and nine months ended September 30, 2016, we recorded $10.4 million and $3.1 million, respectively, more in COLI proceeds. Offsetting these increases were merger-related expenses and our having recorded a $7.0 million liability related to SPP revenue crediting. See the discussion under “—Operating Results” below and Note 11 of the Notes to Condensed Consolidated Financial Statements, “Commitments and Contingencies - SPP Revenue Crediting,” for additional information.

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

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations. Environmental laws and regulations affecting our operations are overlapping, complex, subject to changes, have become more stringent over time and are expensive to implement. There are a variety of final and proposed laws and regulations that could have a material adverse effect on our operations and consolidated financial results, including those relating to:

•	further regulation of GHGs by the EPA, including regulations pursuant to the CPP and future legislation that could be proposed by the U.S. Congress;

•	various proposed and expected regulations governing air emissions including those relating to NAAQS (particularly those relating to PM, NOx, ozone, CO and SO2);

•	the definition of Waters of the United States for purposes of the CWA; and,

•	the regulation of CCB.

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

From December 31, 2015, through September 30, 2016, we did not experience any significant changes in our critical accounting estimates. For additional information, see our 2015 Form 10-K.

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

Three and Nine Months Ended September 30, 2016, Compared to Three and Nine Months Ended September 30, 2015

Below we discuss our operating results for the three and nine months ended September 30, 2016, compared to the results for the three and nine months ended September 30, 2015. Significant changes in results of operations shown in the table immediately below are further explained in the descriptions that follow.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(Dollars In Thousands, Except Per Share Amounts)
REVENUES:
Residential	$282,272	$255,804	$26,468	10.3	$664,400	$610,775	$53,625	8.8
Commercial	218,377	213,461	4,916	2.3	572,247	550,761	21,486	3.9
Industrial	106,021	105,307	714	0.7	314,723	304,937	9,786	3.2
Other retail	7,883	1,620	6,263	386.6	(23,002)	(5,503)	(17,499)	(318.0)
Total Retail Revenues	614,553	576,192	38,361	6.7	1,528,368	1,460,970	67,398	4.6
Wholesale	86,421	87,918	(1,497)	(1.7)	220,520	249,502	(28,982)	(11.6)
Transmission	58,462	61,190	(2,728)	(4.5)	188,996	181,070	7,926	4.4
Other	5,218	7,529	(2,311)	(30.7)	17,668	21,657	(3,989)	(18.4)
Total Revenues	764,654	732,829	31,825	4.3	1,955,552	1,913,199	42,353	2.2
OPERATING EXPENSES:
Fuel and purchased power	155,673	163,943	(8,270)	(5.0)	374,361	459,504	(85,143)	(18.5)
SPP network transmission costs	57,939	57,487	452	0.8	173,925	171,651	2,274	1.3
Operating and maintenance	86,758	80,444	6,314	7.8	250,135	248,263	1,872	0.8
Depreciation and amortization	84,972	77,184	7,788	10.1	252,838	228,529	24,309	10.6
Selling, general and administrative	60,582	60,485	97	0.2	192,762	179,567	13,195	7.3
Taxes other than income tax	48,154	37,682	10,472	27.8	145,529	113,047	32,482	28.7
Total Operating Expenses	494,078	477,225	16,853	3.5	1,389,550	1,400,561	(11,011)	(0.8)
INCOME FROM OPERATIONS	270,576	255,604	14,972	5.9	566,002	512,638	53,364	10.4
OTHER INCOME (EXPENSE):
Investment earnings	2,619	314	2,305	734.1	6,916	4,427	2,489	56.2
Other income	13,353	637	12,716	(a)	26,212	18,572	7,640	41.1
Other expense	(5,887)	(5,392)	(495)	(9.2)	(14,338)	(13,737)	(601)	(4.4)
Total Other Income (Expense)	10,085	(4,441)	14,526	327.1	18,790	9,262	9,528	102.9
Interest expense	40,897	44,306	(3,409)	(7.7)	121,011	134,120	(13,109)	(9.8)
INCOME BEFORE INCOME TAXES	239,764	206,857	32,907	15.9	463,781	387,780	76,001	19.6
Income tax expense	81,211	66,293	14,918	22.5	160,376	127,810	32,566	25.5
NET INCOME	158,553	140,564	17,989	12.8	303,405	259,970	43,435	16.7
Less: Net income attributable to noncontrolling interests	3,833	2,561	1,272	49.7	10,760	7,277	3,483	47.9
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$154,720	$138,003	$16,717	12.1	$292,645	$252,693	$39,952	15.8
BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC.	$1.09	$0.97	$0.12	12.4	$2.06	$1.84	$0.22	12.0
DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC.	$1.08	$0.97	$0.11	11.3	$2.05	$1.82	$0.23	12.6
_______________
(a) Change greater than 1,000%

Gross Margin

Fuel and purchased power costs fluctuate with electricity sales and unit costs. As permitted by regulators, we adjust our retail prices to reflect changes in the costs of fuel and purchased power. Fuel and purchased power costs for wholesale customers are recovered at prevailing market prices or based on a predetermined formula with a price adjustment approved by FERC. As a result, changes in fuel and purchased power costs are offset in revenues with minimal impact on net income. In addition, SPP network transmission costs fluctuate due primarily to investments by us and other members of the SPP for upgrades to the transmission grid within the SPP RTO. As with fuel and purchased power costs, changes in SPP network transmission costs are mostly reflected in the prices we charge customers with minimal impact on net income. For these reasons, we believe gross margin is useful for understanding and analyzing changes in our operating performance from one period to the next. We calculate gross margin as total revenues, including transmission revenues, less the sum of fuel and purchased power costs and amounts billed by the SPP for network transmission costs. Accordingly, gross margin reflects transmission revenues and costs on a net basis. The following table summarizes our gross margin for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(Dollars In Thousands)
Revenues	$764,654	$732,829	$31,825	4.3	$1,955,552	$1,913,199	$42,353	2.2
Less: Fuel and purchased power expense	155,673	163,943	(8,270)	(5.0)	374,361	459,504	(85,143)	(18.5)
SPP network transmission costs	57,939	57,487	452	0.8	173,925	171,651	2,274	1.3
Gross Margin	$551,042	$511,399	$39,643	7.8	$1,407,266	$1,282,044	$125,222	9.8

The following table reflects changes in electricity sales for the three and nine months ended September 30, 2016 and 2015. No electricity sales are shown for transmission or other as they are not directly related to the amount of electricity we sell.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(Thousands of MWh)
ELECTRICITY SALES:
Residential	2,209	2,168	41	1.9	5,097	5,108	(11)	(0.2)
Commercial	2,230	2,221	9	0.4	5,763	5,787	(24)	(0.4)
Industrial	1,444	1,463	(19)	(1.3)	4,137	4,195	(58)	(1.4)
Other retail	19	21	(2)	(9.5)	60	63	(3)	(4.8)
Total Retail	5,902	5,873	29	0.5	15,057	15,153	(96)	(0.6)
Wholesale	2,389	2,200	189	8.6	5,960	6,817	(857)	(12.6)
Total	8,291	8,073	218	2.7	21,017	21,970	(953)	(4.3)

Gross margin increased for the three and nine months ended September 30, 2016, compared to the same period in 2015, due primarily to higher retail prices, which increased approximately 6% and 5%, respectively. Partially offsetting this increase for both periods was our having recorded a $7.0 million liability to the SPP. See Note 11 of the Notes to Condensed Consolidated Financial Statements, “Commitments and Contingencies - SPP Revenue Crediting,” for additional information on this liability. Also, during the nine months ended September 30, 2016, industrial sales were lower due to a few of our larger chemical and oil pipeline customers who experienced weaker global demand for their products. During the three and nine months ended September 30, 2016, compared to the same period in 2015, there were approximately 7% and 8%, respectively, more cooling degree days. The increase in cooling degree days during the nine months ended September 30, 2016, was offset by milder winter weather during the beginning of the year, which resulted in approximately 12% fewer heating degree days.

Income from operations, which is calculated and presented in accordance with GAAP in our consolidated statements of income, is the most directly comparable measure to our presentation of gross margin, which is a non-GAAP measure. Our presentation of gross margin should not be considered in isolation or as a substitute for income from operations. Additionally, our presentation of gross margin may not be comparable to similarly titled measures reported by other companies. The following table reconciles income from operations with gross margin for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(Dollars In Thousands)
Gross margin	$551,042	$511,399	$39,643	7.8	$1,407,266	$1,282,044	$125,222	9.8
Less: Operating and maintenance expense	86,758	80,444	6,314	7.8	250,135	248,263	1,872	0.8
Depreciation and amortization expense	84,972	77,184	7,788	10.1	252,838	228,529	24,309	10.6
Selling, general and administrative expense	60,582	60,485	97	0.2	192,762	179,567	13,195	7.3
Taxes other than income tax	48,154	37,682	10,472	27.8	145,529	113,047	32,482	28.7
Income from operations	$270,576	$255,604	$14,972	5.9	$566,002	$512,638	$53,364	10.4

Operating Expenses and Other Income and Expense Items

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(Dollars in Thousands)
Operating and maintenance expense	$86,758	$80,444	$6,314	7.8	$250,135	$248,263	$1,872	0.8

Operating and maintenance expense increased for the three months ended September 30, 2016, compared to the same period in 2015, due primarily to:

•	higher distribution operating and maintenance costs of $3.9 million due partially to improving long-term reliability in 2016; and

•	higher operating and maintenance costs at our coal fired plants of $2.4 million, due primarily to scheduled outages; however,

•	partially offsetting these increases was a $4.2 million decrease in operating and maintenance costs related to retiring three generating units in late 2015.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(Dollars in Thousands)
Depreciation and amortization expense	$84,972	$77,184	$7,788	10.1	$252,838	$228,529	$24,309	10.6

Depreciation and amortization expense increased during the three and nine months ended September 30, 2016, compared to the same periods in 2015, due primarily to air quality control additions at La Cygne.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(Dollars in Thousands)
Selling, general and administrative expense	$60,582	$60,485	$97	0.2	$192,762	$179,567	$13,195	7.3

Selling, general and administrative expense increased during nine months ended September 30, 2016, compared to the same period in 2015, due primarily to:

•	incurring $9.8 million of merger-related expenses in 2016; and

•	an increase of $4.2 million in outside services related principally to technology services; however,

•	partially offsetting these increases was lower employee benefit costs of $4.5 million.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(Dollars in Thousands)
Taxes other than income tax	$48,154	$37,682	$10,472	27.8	$145,529	$113,047	$32,482	28.7

Taxes other than income tax increased for the three and nine months ended September 30, 2016, compared to the same periods in 2015, due primarily to increases of $10.6 million and $33.4 million, respectively, in property tax expense. These increases are mostly offset in retail revenues.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(Dollars in Thousands)
Other income	$13,353	$637	$12,716	(a)	$26,212	$18,572	$7,640	41.1

(a) Change greater than 1,000%

Other income increased for the three and nine months ended September 30, 2016, compared to the same periods in 2015, due principally to increases in equity AFUDC of $2.7 million and $5.9 million, respectively, and to our having recorded more in COLI benefits of $10.4 million and $3.1 million, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(Dollars in Thousands)
Interest expense	$40,897	$44,306	$(3,409)	(7.7)	$121,011	$134,120	$(13,109)	(9.8)

Interest expense decreased for the three months ended September 30, 2016, compared to the same period in 2015, due primarily to a $2.1 million increase in debt AFUDC and a $1.5 million decrease in interest expense on long-term debt of VIEs due to refinancing long-term debt of the La Cygne VIE.

Interest expense decreased for the nine months ended September 30, 2016, compared to the same period in 2015, due primarily to a $6.5 million decrease in interest expense on long-term debt due to refinancing long-term debt, a $4.1 million decrease in interest on long-term debt of VIEs due to refinancing long-term debt of the La Cygne VIE and a $3.8 million increase in debt AFUDC.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(Dollars in Thousands)
Income tax expense	$81,211	$66,293	$14,918	22.5	$160,376	$127,810	$32,566	25.5

Income tax expense increased for the three and nine months ended September 30, 2016, compared to the same periods in 2015, due principally to higher income before income taxes.

FINANCIAL CONDITION

A number of factors affected amounts recorded on our balance sheet as of September 30, 2016, compared to December 31, 2015.

	As of	As of
	September 30, 2016	December 31, 2015	Change	% Change
	(Dollars in Thousands)
Regulatory assets	$823,858	$860,918	$(37,060)	(4.3)
Regulatory liabilities	266,301	292,811	(26,510)	(9.1)
Net regulatory assets	$557,557	$568,107	$(10,550)	(1.9)

Total regulatory assets decreased due primarily to the following items:

•	a $26.4 million decrease in deferred employee benefit costs;

•	a $16.5 million decrease in amounts deferred for property taxes;

•	a $13.4 million decrease in amounts due from customers for future income taxes; and

•	a $4.8 million decrease in amounts deferred for Wolf Creek refueling and maintenance outages; however,

•	partially offsetting these decreases was a $17.6 million increase in amounts to be collected from our customers for the deferred cost of fuel and purchased power; and

•	a $5.6 million increase in unrecovered amounts related to the retirement of analog meters prior to the end of their remaining useful lives due to modernization of meter technology.

Total regulatory liabilities decreased due primarily to the following items:

•	spending $31.9 million more than collected for the cost to remove retired plant assets; and

•	a $12.7 million decrease in our refund obligations related to amounts we have collected from our customers in excess of our actual cost of fuel and purchased power; however,

•	partially offsetting these decreases was a $5.7 million increase in amounts recognized in setting our prices in excess of actual pension and post-retirement expense; and

•
a $4.6 million increase for the FERC settlement refund obligation and a $2.7 million increase for the KCC approved refund obligation related to the reduced ROE in our TFR. See Note 4 of the Notes to Condensed Consolidated Financial Statements, “Rate Matters and Regulation,” for a discussion of these refund obligations.

	As of	As of
	September 30, 2016	December 31, 2015	Change	% Change
	(Dollars in Thousands)
Property, plant and equipment, net	$9,038,197	$8,524,902	$513,295	6.0

Property, plant and equipment, net of accumulated depreciation, increased due primarily to the construction of Western Plains Wind Farm and plant additions for capital improvements to improve long-term reliability.

	As of	As of
	September 30, 2016	December 31, 2015	Change	% Change
	(Dollars in Thousands)
Short-term debt	$182,900	$250,300	$(67,400)	(26.9)

Short-term debt decreased due principally to Westar Energy issuing $350.0 million in principal amount of first mortgage bonds, partially offset by issuances of commercial paper primarily used to fund capital expenditures, such as the construction of Western Plains Wind Farm. See Note 7 of the Notes to Condensed Consolidated Financial Statements, “Debt Financing.”

	As of	As of
	September 30, 2016	December 31, 2015	Change	% Change
	(Dollars in Thousands)
Current maturities of long-term debt	$125,000	$—	$125,000	—
Long-term debt, net	3,388,221	3,163,950	224,271	7.1
Total long-term debt	$3,513,221	$3,163,950	$349,271	11.0

Total long-term debt increased due to Westar Energy issuing $350.0 million in principal amount of first mortgage bonds. See Note 7 of the Notes to Condensed Consolidated Financial Statements, “Debt Financing.”

	As of	As of
	September 30, 2016	December 31, 2015	Change	% Change
	(Dollars in Thousands)
Current maturities of long-term debt of variable interest entities	$26,842	$28,309	$(1,467)	(5.2)
Long-term debt of variable interest entities	111,218	138,097	(26,879)	(19.5)
Total long-term debt of variable interest entities	$138,060	$166,406	$(28,346)	(17.0)

Total long-term debt of variable interest entities decreased due to the VIEs that hold the JEC and La Cygne leasehold interests having made principal payments totaling $28.3 million.

	As of	As of
	September 30, 2016	December 31, 2015	Change	% Change
	(Dollars in Thousands)
Deferred income taxes	$1,737,359	$1,591,430	$145,929	9.2

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

Short-Term Borrowings

Westar Energy maintains a commercial paper program pursuant to which it may issue commercial paper up to a maximum aggregate amount outstanding at any one time of $1.0 billion. This program is supported by Westar Energy’s revolving credit facilities. Maturities of commercial paper issuances may not exceed 365 days from the date of issuance and proceeds from such issuances will be used to temporarily fund capital expenditures, to redeem debt on an interim basis, for working capital and/or for other general corporate purposes. As of October 26, 2016, Westar Energy had $185.9 million of commercial paper issued and outstanding.

Westar Energy has two revolving credit facilities in the amounts of $730.0 million and $270.0 million. The $730.0 million facility will expire in September 2019, $20.7 million of which will expire in September 2017. The $270.0 million credit facility will expire February 2017. As long as there is no default under the facilities, the $730.0 million facility may be extended an additional year and the aggregate amount of borrowings under the $730.0 million and $270.0 million facilities may be increased to $1.0 billion and $400.0 million, respectively, subject to lender participation. All borrowings under the facilities are secured by KGE first mortgage bonds. Total combined borrowings under the revolving credit facilities and the commercial paper program may not exceed $1.0 billion at any given time. As of October 26, 2016, no amounts were borrowed and $12.6 million in letters of credit had been issued under the $730.0 million facility. No amounts were borrowed and no letters of credit were issued under the $270.0 million facility as of the same date.

Long-Term Debt Financing

In June 2016, Westar Energy issued $350.0 million in principal amount of first mortgage bonds bearing a stated interest at 2.55% and maturing July 2026. The bonds were issued as “Green Bonds,” and all proceeds from the bonds will be used for renewable energy projects, primarily the construction of the Western Plains Wind Farm.

Also in June 2016, KGE redeemed and reissued $50.0 million in principal amount of pollution control bonds maturing June 2031. The stated rate of the bonds was reduced from 4.85% to 2.50%.

In February 2016, KGE, as lessee to the La Cygne sale-leaseback, effected a redemption and reissuance of $162.1 million in outstanding bonds maturing in March 2021. The stated interest rate of the bonds was reduced from 5.647% to 2.398%. See Note 13 of the Notes to Condensed Consolidated Financial Statements, “Variable Interest Entities,” for additional information regarding our La Cygne sale-leaseback.

Debt Covenants

We were in compliance with our debt covenants as of September 30, 2016.

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

As of October 26, 2016, our ratings with the agencies are as shown in the table below.

	Westar Energy First Mortgage Bond Rating	KGE First Mortgage Bond Rating	Westar Energy Commercial Paper	Rating Outlook
Moody’s	A2	A2	P-2	Stable
S&P (a)	A	A	A-2	Negative
_______________

(a)	In May 2016, following the public announcement of the proposed merger with Great Plains Energy, S&P revised its outlook for Westar Energy and KGE to negative from stable.

Summary of Cash Flows

	Nine Months Ended September 30,
	2016	2015	Change	% Change
	(Dollars In Thousands)
Cash flows from (used in):
Operating activities	$692,573	$584,864	$107,709	18.4
Investing activities	(815,018)	(435,974)	(379,044)	(86.9)
Financing activities	123,151	(149,617)	272,768	182.3
Net change in cash and cash equivalents	$706	$(727)	$1,433	(197.1)

Cash Flows from Operating Activities

Cash flows from operating activities increased due principally to our having paid $98.5 million less for coal and natural gas, receiving $74.3 million more from retail customers, paying $26.7 million in 2015 for the Wolf Creek refueling outage and paying $22.9 million less for interest. Partially offsetting these increases was our having received $36.2 million less for wholesale power sales and transmission services, paying $12.9 million more in income tax payments and receiving $7.3 million less in COLI proceeds.
Cash Flows used in Investing Activities
Cash flows used in investing activities increased due primarily to our having invested $335.4 million more in additions to property, plant and equipment primarily related to the construction of Western Plains Wind Farm and our having received $41.7 million less from our investment in COLI.

Cash Flows from Financing Activities

Cash flows from financing activities increased due principally to our having issued $396.5 million more in long-term debt, redeeming $225.0 million less in long-term debt, issuing $162.0 million more in long-term debt of VIEs and repaying $41.0 million less for borrowings against the cash surrender value of COLI. Partially offsetting these increases was our having issued $255.2 million less in common stock, redeeming $162.4 million more in long-term debt of VIEs, issuing $113.4 million less in commercial paper, and paying $15.2 million more in dividends

Pension Contribution

During the nine months ended September 30, 2016, we contributed $15.7 million to the Westar Energy pension trust. We funded $14.6 million of Wolf Creek’s pension plan contributions during the same period.

OFF-BALANCE SHEET ARRANGEMENTS

From December 31, 2015, through September 30, 2016, our off-balance sheet arrangements did not change materially. For additional information, see our 2015 Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

From December 31, 2015, through September 30, 2016, our contractual obligations and commercial commitments did not change materially outside the ordinary course of business. For additional information, see our 2015 Form 10-K.

OTHER INFORMATION

Corporate-Owned Life Insurance

In October 2016, we recorded an additional $4.7 million in COLI benefits, resulting in a total of $21.4 million year-to-date ended October 26, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in commodity prices, counterparty credit, interest rates, and debt and equity instrument values. From December 31, 2015, to September 30, 2016, no significant changes occurred in our market risk exposure. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2015 Form 10-K for additional information.

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on legal proceedings is set forth in Notes 4, 11 and 12 of the Notes to Condensed Consolidated Financial Statements, “Rate Matters and Regulation,” “Commitments and Contingencies” and “Legal Proceedings,” respectively, which are incorporated herein by reference.

ITEM 1A. RISK FACTORS

     Our 2015 Form 10-K, as supplemented by our 2016 2Q Form 10-Q, contains descriptions of risk factors relating to us, as required by Item 503(c) of Regulation S-K. The first, second and eighth risk factors included in the 2016 2Q Form 10-Q are replaced with the respective risk factors described below. Except as indicated below, or as otherwise described in filings we make from time to time with the SEC, there were no material changes in our risk factors from December 31, 2015, through September 30, 2016.

We cannot provide any assurance that the merger will be completed.
The closing of the merger is subject to certain conditions, including, among others, (i) receipt of all required regulatory approvals, including from the FERC, the NRC and the KCC (provided that such approvals do not result in a material adverse effect on Great Plains Energy and its subsidiaries after giving effect to the merger), (ii) the absence of any law or judgment that prevents, makes illegal or prohibits the closing of the merger, (iii) the effectiveness of the Great Plains Energy registration statement on Form S-4 that was filed with the SEC, (iv) the approval of the listing of the Great Plains Energy common stock to be issued in the merger, (v) the absence of any material adverse effect with respect to us and our subsidiaries and (vi) subject to certain materiality exceptions, the accuracy of the representations and warranties of, and compliance and covenants by, each of the parties to the merger agreement.
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
Completion of the merger is conditioned upon the expiration or termination of the applicable HSR Act waiting period and the receipt of consents, orders, approvals or clearances, as required, from, among others, the FERC, the NRC and the KCC (provided that such approvals do not result in a material adverse effect on Great Plains Energy and its subsidiaries after giving effect to the merger).
On June 28, 2016, we and Great Plains Energy filed a joint application with the KCC requesting approval of the merger.  Unless otherwise agreed to by the applicants, Kansas law imposes a 300-day time limit on the KCC’s review of the joint application.  On September 27, 2016, KCC issued an order setting a procedural schedule for the application, with a KCC order date of April 24, 2017.  On October 18, 2016, the KCC issued an order stating that, if the KCC staff or other interested parties believe that the joint application does not adequately address the standards by which public utility mergers should be evaluated in Kansas, KCC staff or other interested parties should file for relief, including potential dismissal of the joint application.  We cannot predict if the KCC staff or another interested party will file for relief, or if so how the KCC will rule.  If the joint application is dismissed, we and Great Plains Energy would need to re-file the joint application and the timeframe for a decision by the KCC would restart.

In addition, the Missouri Commission opened an investigation to determine whether it has jurisdiction over the merger and on August 3, 2016, issued its order closing the investigation. On October 11, 2016, a consumer group filed complaints against us and Great Plains Energy with the Missouri Commission seeking to have the Missouri Commission assert jurisdiction over the merger, and various parties have intervened in these complaints. On October 12, 2016, and on October 26, 2016, the Missouri Commission staff and the OPC, respectively, announced that each had entered into a Stipulation and Agreement with Great Plains Energy that, among other things, provided that Missouri Commission staff and the OPC would not file a complaint, or support another complaint, to assert that the Missouri Commission has jurisdiction over the merger. The Stipulation and Agreements are subject to approval by the Missouri Commission, and the Missouri Commission has not ruled on the related consumer complaints. If the Missouri Commission rejects the Stipulation and Agreement, or rules in favor of the consumer complaints, and determines that the Missouri Commission has jurisdiction over the merger, approval of the Missouri Commission also will be required in order to consummate the merger.
A substantial delay in obtaining satisfactory approvals or the imposition of unfavorable terms or conditions in connection with such approvals could adversely affect the business, financial condition or results of operations of us or Great Plains Energy or may result in the termination of the merger agreement.
For additional information on the status of various approvals in connection with the pending merger, see Notes 3 and 11 of the Notes to Consolidated Financial Statements, “Pending Merger” and “Commitments and Contingencies,” respectively.
Pending litigation against us and Great Plains Energy may adversely affect the combined company’s business, financial condition or results of operations following the merger.
Following the announcement of the merger agreement, two putative class action lawsuits were filed in the District Court of Shawnee County, Kansas, against Westar Energy, the members of our board of directors and Great Plains Energy, alleging breaches of various fiduciary duties by the members of our board of directors in connection with the proposed merger and alleging that we and Great Plains Energy aided and abetted such alleged breaches of fiduciary duties. A third putative derivative lawsuit was filed in the District Court of Shawnee County, Kansas, against the members of our board of directors, Great Plains Energy and a subsidiary of Great Plains Energy, alleging breaches of various fiduciary duties by members of our board of directors in connection with the proposed merger and alleging that Great Plains Energy and a subsidiary of Great Plains Energy aided and abetted such alleged breaches of fiduciary duties. Among other remedies, the plaintiffs in each case sought to enjoin the merger and rescind the merger agreement, in addition to certain unspecified damages and reimbursement of costs. On September 21, 2016, the parties in the consolidated putative class action and the putative derivative complaint independently agreed to withdraw requests for injunctive relief and otherwise agreed in principle to dismissing the actions with prejudice and to providing releases. In the future the parties will prepare and present to the court for approval Stipulations of Settlement that will, if accepted by the court, settle the actions in their entirety. The outcome of litigation is inherently uncertain. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger closes may adversely affect the combined company’s business, financial condition or results of operation. See Note 12 of the Notes to Condensed Consolidated Financial Statements, “Legal Proceedings,” for additional information.

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

ITEM 6. EXHIBITS

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended September 30, 2016
31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended September 30, 2016
32
Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended September 30, 2016 (furnished and not to be considered filed as part of the Form 10-Q)

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

WESTAR ENERGY, INC.

Date:	November 1, 2016	By:	/s/ Anthony D. Somma
Anthony D. Somma
Senior Vice President, Chief Financial Officer and Treasurer