Form 10-Q
period 2017-03-31
WESTAR ENERGY INC /KS
filed 2017-05-09
CIK 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    X       No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    X      No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company (as defined in Rule 12b-2 of the Act).
Large accelerated filer    X     Accelerated filer           Non-accelerated filer            Smaller reporting company        Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes             No    X
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	142,093,321 shares
(Class)	(Outstanding at May 3, 2017)

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition
2016 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2016
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
CAA	Clean Air Act
CCR	Coal combustion residual
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
CPP	Clean Power Plan
CWA	Clean Water Act
DOE	Department of Energy
ELG	Effluent limitations guidelines
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FMBs	First mortgage bonds
FPA	Federal Power Act
GHG	Greenhouse gas
Great Plains Energy	Great Plains Energy Incorporated
HSR Act	Hart-Scott-Rodino Antitrust Improvements Act
JEC	Jeffrey Energy Center
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health & Environment
KGE	Kansas Gas and Electric Company
La Cygne	La Cygne Generating Station
Merger	Pending acquisition of Westar Energy, Inc. by Great Plains Energy
MPSC	Public Service Commission of the State of Missouri
NAAQS	National Ambient Air Quality Standards
NAV	Net Asset Value
NDT	Nuclear Decommissioning Trust
NOx	Nitrogen oxides
NRC	Nuclear Regulatory Commission
NSPS	New Source Performance Standard
OPC	Office of Public Counsel
PM	Particulate matter
RECA	Retail energy cost adjustment
RSU	Restricted share unit
RTO	Regional transmission organization
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
TFR	Transmission formula rate
VIE	Variable interest entity
Westinghouse	Westinghouse Electric Company
Wolf Creek	Wolf Creek Generating Station
WOTUS	Waters of the United States

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

-	cost, availability and timely provision of equipment, supplies, labor and fuel we need to operate our business,

-	availability of generating capacity and the performance of our generating plants,

-	changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown or required modification of nuclear generating facilities,

-	uncertainties with respect to procurement of nuclear fuel and related services, which are dependent on a single supplier,

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

-
other factors discussed elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K), including in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other reports we file from time to time with the SEC.

These lists are not all-inclusive because it is not possible to predict all factors. This report should be read in its entirety and in conjunction with our 2016 Form 10-K and the other reports we file from time to time with the SEC. No one section of this report deals with all aspects of the subject matter and additional information on some matters that could impact our consolidated financial results may be included in our 2016 Form 10-K and the other reports we file from time to time with the SEC. The reader should not place undue reliance on any forward-looking statement, as forward-looking statements speak only as of the date such statements were made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made.

PART I. FINANCIAL INFORMATION

ITEM I.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Par Values)
(Unaudited)

	As of	As of
	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,359	$3,066
Accounts receivable, net of allowance for doubtful accounts of $8,420 and $6,667, respectively	237,032	288,579
Fuel inventory and supplies	310,861	300,125
Taxes receivable	—	13,000
Prepaid expenses	20,841	16,528
Regulatory assets	121,937	117,383
Other	27,070	29,701
Total Current Assets	721,100	768,382
PROPERTY, PLANT AND EQUIPMENT, NET	9,321,669	9,248,359
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	255,321	257,904
OTHER ASSETS:
Regulatory assets	751,437	762,479
Nuclear decommissioning trust	212,820	200,122
Other	253,243	249,828
Total Other Assets	1,217,500	1,212,429
TOTAL ASSETS	$11,515,590	$11,487,074
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$125,000
Current maturities of long-term debt of variable interest entities	28,538	26,842
Short-term debt	226,300	366,700
Accounts payable	162,231	220,522
Accrued dividends	55,771	52,885
Accrued taxes	126,497	85,729
Accrued interest	85,612	72,519
Regulatory liabilities	11,973	15,760
Other	69,816	81,236
Total Current Liabilities	766,738	1,047,193
LONG-TERM LIABILITIES:
Long-term debt, net	3,685,752	3,388,670
Long-term debt of variable interest entities, net	82,663	111,209
Deferred income taxes	1,767,299	1,752,776
Unamortized investment tax credits	209,968	210,654
Regulatory liabilities	226,943	223,693
Accrued employee benefits	511,368	512,412
Asset retirement obligations	349,933	323,951
Other	83,757	83,326
Total Long-Term Liabilities	6,917,683	6,606,691
COMMITMENTS AND CONTINGENCIES (See Notes 11 and 12)
EQUITY:
Westar Energy, Inc. Shareholders’ Equity:
Common stock, par value $5 per share; authorized 275,000,000 shares; issued and outstanding 142,047,633 shares and 141,791,153 shares, respective to each date	710,238	708,956
Paid-in capital	2,015,287	2,018,317
Retained earnings	1,080,268	1,078,602
Total Westar Energy, Inc. Shareholders’ Equity	3,805,793	3,805,875
Noncontrolling Interests	25,376	27,315
Total Equity	3,831,169	3,833,190
TOTAL LIABILITIES AND EQUITY	$11,515,590	$11,487,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
REVENUES	$572,574	$569,450
OPERATING EXPENSES:
Fuel and purchased power	113,855	100,058
SPP network transmission costs	60,674	60,760
Operating and maintenance	81,198	77,757
Depreciation and amortization	88,625	83,640
Selling, general and administrative	59,157	56,456
Taxes other than income tax	42,716	48,968
Total Operating Expenses	446,225	427,639
INCOME FROM OPERATIONS	126,349	141,811
OTHER INCOME (EXPENSE):
Investment earnings	3,155	2,016
Other income	1,300	9,477
Other expense	(5,316)	(5,543)
Total Other (Expense) Income	(861)	5,950
Interest expense	41,095	40,431
INCOME BEFORE INCOME TAXES	84,393	107,330
Income tax expense	20,911	38,622
NET INCOME	63,482	68,708
Less: Net income attributable to noncontrolling interests	3,821	3,123
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$59,661	$65,585
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC. (See Note 2):
Basic earnings per common share	$0.42	$0.46
Diluted earnings per common share	$0.42	$0.46
AVERAGE EQUIVALENT COMMON SHARES OUTSTANDING:
Basic	142,436,622	141,992,846
Diluted	142,695,606	142,311,228
DIVIDENDS DECLARED PER COMMON SHARE	$0.40	$0.38

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$63,482	$68,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,625	83,640
Amortization of nuclear fuel	8,069	8,329
Amortization of deferred regulatory gain from sale leaseback	(1,374)	(1,374)
Amortization of corporate-owned life insurance	5,901	5,261
Non-cash compensation	2,468	2,491
Net deferred income taxes and credits	19,011	33,984
Allowance for equity funds used during construction	(775)	(2,464)
Changes in working capital items:
Accounts receivable	51,547	33,196
Fuel inventory and supplies	(10,581)	109
Prepaid expenses and other current assets	27,399	7,712
Accounts payable	(23,135)	(31,158)
Accrued taxes	47,775	49,339
Other current liabilities	(54,223)	(28,984)
Changes in other assets	2,328	21,933
Changes in other liabilities	10,606	(11,846)
Cash Flows from Operating Activities	237,123	238,876
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(175,400)	(220,849)
Purchase of securities - trusts	(4,191)	(13,712)
Sale of securities - trusts	5,720	16,332
Proceeds from investment in corporate-owned life insurance	103	23,963
Investment in affiliated company	—	(655)
Other investing activities	(2,354)	(2,840)
Cash Flows used in Investing Activities	(176,122)	(197,761)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(140,407)	66,500
Proceeds from long-term debt	296,475	—
Proceeds from long-term debt of variable interest entities	—	162,048
Retirements of long-term debt	(125,000)	—
Retirements of long-term debt of variable interest entities	(26,840)	(190,355)
Repayment of capital leases	(800)	(675)
Borrowings against cash surrender value of corporate-owned life insurance	910	963
Repayment of borrowings against cash surrender value of corporate-owned life insurance	—	(22,837)
Issuance of common stock	470	657
Distributions to shareholders of noncontrolling interests	(5,760)	(2,550)
Cash dividends paid	(52,750)	(49,665)
Other financing activities	(7,006)	(4,961)
Cash Flows used in Financing Activities	(60,708)	(40,875)
NET CHANGE IN CASH AND CASH EQUIVALENTS	293	240
CASH AND CASH EQUIVALENTS:
Beginning of period	3,066	3,231
End of period	$3,359	$3,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Westar Energy, Inc. Shareholders
	Common stock shares	Common stock	Paid-in capital	Retained earnings	Non-controlling interests	Total equity
Balance as of December 31, 2015	141,353,426	$706,767	$2,004,124	$945,830	$15,242	$3,671,963
Net income	—	—	—	65,585	3,123	68,708
Issuance of stock	14,907	75	582	—	—	657
Issuance of stock for compensation and reinvested dividends	260,229	1,301	1,104	—	—	2,405
Tax withholding related to stock compensation	—	—	(4,961)	—	—	(4,961)
Dividends declared on common stock ($0.38 per share)	—	—	—	(54,805)	—	(54,805)
Stock compensation expense	—	—	2,462	—	—	2,462
Distributions to shareholders of noncontrolling interests	—	—	—	—	(2,550)	(2,550)
Cumulative effect of accounting change - stock compensation	—	—	—	3,326	—	3,326
Balance as of March 31, 2016	141,628,562	$708,143	$2,003,311	$959,936	$15,815	$3,687,205

Balance as of December 31, 2016	141,791,153	$708,956	$2,018,317	$1,078,602	$27,315	$3,833,190
Net income	—	—	—	59,661	3,821	63,482
Issuance of stock	8,646	43	427	—	—	470
Issuance of stock for compensation and reinvested dividends	247,834	1,239	1,110	—	—	2,349
Tax withholding related to stock compensation	—	—	(7,006)	—	—	(7,006)
Dividends declared on common stock ($0.40 per share)	—	—	—	(57,995)	—	(57,995)
Stock compensation expense	—	—	2,439	—	—	2,439
Distributions to shareholders of noncontrolling interests	—	—	—	—	(5,760)	(5,760)
Balance as of March 31, 2017	142,047,633	$710,238	$2,015,287	$1,080,268	$25,376	$3,831,169

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

We provide electric generation, transmission and distribution services to approximately 701,000 customers in Kansas. Westar Energy provides these services in central and northeastern Kansas, including the cities of Topeka, Lawrence, Manhattan, Salina and Hutchinson. Kansas Gas and Electric Company (KGE), Westar Energy’s wholly-owned subsidiary, provides these services in south-central and southeastern Kansas, including the city of Wichita. Both Westar Energy and KGE conduct business using the name Westar Energy. Our corporate headquarters is located at 818 South Kansas Avenue, Topeka, Kansas 66612.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

We prepare our unaudited condensed consolidated financial statements in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP for the United States of America have been condensed or omitted. Our condensed consolidated financial statements include all operating divisions, majority owned subsidiaries and variable interest entities (VIEs) of which we maintain a controlling interest or are the primary beneficiary reported as a single reportable segment. Undivided interests in jointly-owned generation facilities are included on a proportionate basis. Intercompany accounts and transactions have been eliminated in consolidation. In our opinion, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the condensed consolidated financial statements, have been included.

The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in our 2016 Form 10-K.

Use of Management’s Estimates

When we prepare our condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, including those related to depreciation, unbilled revenue, valuation of investments, forecasted fuel costs included in our retail energy cost adjustment (RECA) billed to customers, income taxes, pension and post-retirement benefits, our asset retirement obligations (AROs) including the decommissioning of Wolf Creek, environmental issues, VIEs, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year.

Fuel Inventory and Supplies

We state fuel inventory and supplies at average cost. Following are the balances for fuel inventory and supplies stated separately.

	As of	As of
	March 31, 2017	December 31, 2016
	(In Thousands)
Fuel inventory	$115,921	$107,086
Supplies	194,940	193,039
Fuel inventory and supplies	$310,861	$300,125

Allowance for Funds Used During Construction

Allowance for funds used during construction (AFUDC) represents the allowed cost of capital used to finance utility construction activity. We compute AFUDC by applying a composite rate to qualified construction work in progress. We credit other income (for equity funds) and interest expense (for borrowed funds) for the amount of AFUDC capitalized as construction cost on the accompanying condensed consolidated statements of income as follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars In Thousands)
Borrowed funds	$1,853	$2,008
Equity funds	775	2,464
Total	$2,628	$4,472
Average AFUDC Rates	2.2%	5.2%

Earnings Per Share

We have participating securities in the form of unvested restricted share units (RSUs) with nonforfeitable rights to dividend equivalents that receive dividends on an equal basis with dividends declared on common shares. As a result, we apply the two-class method of computing basic and diluted EPS.

To compute basic EPS, we divide the earnings allocated to common stock by the weighted average number of common shares outstanding. Diluted EPS includes the effect of issuable common shares resulting from our RSUs with forfeitable rights to dividend equivalents. We compute the dilutive effect of potential issuances of common shares using the treasury stock method.

The following table reconciles our basic and diluted EPS from net income.

	Three Months Ended March 31,
	2017	2016
	(Dollars In Thousands, Except Per Share Amounts)
Net income	$63,482	$68,708
Less: Net income attributable to noncontrolling interests	3,821	3,123
Net income attributable to Westar Energy, Inc.	59,661	65,585
Less: Net income allocated to RSUs	108	135
Net income allocated to common stock	$59,553	$65,450

Weighted average equivalent common shares outstanding – basic	142,436,622	141,992,846
Effect of dilutive securities:
RSUs	258,984	318,382
Weighted average equivalent common shares outstanding – diluted (a)	142,695,606	142,311,228

Earnings per common share, basic	$0.42	$0.46
Earnings per common share, diluted	$0.42	$0.46
_______________
(a)We had no antidilutive securities for the three months ended March 31, 2017 and 2016.

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
CASH PAID FOR (RECEIVED FROM):
Interest on financing activities, net of amount capitalized	$35,644	$30,415
Interest on financing activities of VIEs	1,696	4,150
Income taxes, net of refunds	(13,000)	(383)
NON-CASH INVESTING TRANSACTIONS:
Property, plant and equipment additions	97,196	130,532
NON-CASH FINANCING TRANSACTIONS:
Issuance of stock for compensation and reinvested dividends	2,349	2,405
Assets acquired through capital leases	293	180

New Accounting Pronouncements

We prepare our consolidated financial statements in accordance with GAAP for the United States of America. To address current issues in accounting, the Financial Accounting Standards Board (FASB) issued the following new accounting pronouncements that may affect our accounting and/or disclosure.

Compensation - Retirement Benefits

In March 2017, the FASB issued Accounting Standard Update No. 2017-07, which requires employers to disaggregate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The standard requires employers to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside a subtotal of operating income. Of the components of net periodic benefit cost, only the service cost component will be eligible for capitalization as property, plant and equipment, which is to be applied prospectively. The other components of net periodic benefit costs that are no longer eligible for capitalization as property, plant and equipment will be recorded as a regulatory asset. The guidance changing the presentation in the statements of income is to be applied on a retrospective basis. The new standard is effective for annual periods beginning after December 15, 2017. We are evaluating the guidance and do not expect it to have a material impact on our consolidated financial statements.

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

3. PENDING MERGER

On May 29, 2016, we entered into an agreement and plan of merger (merger) with Great Plains Energy, providing for the merger of a wholly-owned subsidiary of Great Plains Energy with and into Westar Energy, with Westar Energy surviving as a wholly-owned subsidiary of Great Plains Energy. At the closing of the merger, our shareholders will receive cash and shares of Great Plains Energy. Each issued and outstanding share of our common stock, other than certain restricted shares, will be canceled and automatically converted into $51.00 in cash, without interest, and a number of shares of Great Plains Energy common stock equal to an exchange ratio that may vary between 0.2709 and 0.3148, based upon the volume-weighted average share price of Great Plains Energy common stock on the New York Stock Exchange for the 20 consecutive full trading days ending on (and including) the third trading day immediately prior to the closing date of the transaction. Based on the closing price per share of Great Plains Energy common stock on the trading day prior to announcement of the merger, our shareholders would receive an implied $60.00 for each share of Westar Energy common stock.
The merger agreement includes certain restrictions and limitations on our ability to declare dividend payments. The merger agreement, without prior approval of Great Plains Energy, limits our quarterly dividends declared in 2017 to $0.40 per share, which represents an annualized increase of $0.08 per share, consistent with last year’s dividend increase.
The closing of the merger is subject to customary conditions including, among others, receipt of required regulatory approvals. On June 28, 2016, we and Great Plains Energy filed a joint application with the Kansas Corporation Commission (KCC) requesting approval of the merger. On April 19, 2017, the KCC rejected the merger application citing, among other concerns, an excessive purchase price, Great Plains Energy’s capital structure, quantifiable and demonstrable customer benefits and staffing levels in our service territory. On May 4, 2017, we and Great Plains Energy filed with the KCC a petition for reconsideration of the KCC’s order and to set the matter for further proceedings so that we and Great Plains Energy may work together to determine whether it is feasible to develop a revised transaction that addresses the KCC’s concerns. Under applicable Kansas regulations, the KCC has 30 days following the filing of the petition for reconsideration to either deny or grant the petition. If we and Great Plains Energy agree on a revised transaction, then we and Great Plains Energy would expect to file the revised proposal and a supplemental application with the KCC.

In addition, there are two open dockets in Missouri related to the merger. In the first docket, Great Plains Energy sought approval from the Public Service Commission of the State of Missouri (MPSC) to waive certain affiliate transaction rules following the closing of the merger. In this docket, on October 12, 2016, and on October 26, 2016, the MPSC staff and the Office of Public Counsel (OPC), respectively, announced that each had entered into a Stipulation and Agreement with Great Plains Energy that, among other things, provided that MPSC staff and the OPC would not file a complaint, or support another complaint, to assert that the MPSC has jurisdiction over the merger. The Stipulation and Agreements are subject to approval by the MPSC. Regarding the second docket, on October 11, 2016, a consumer group filed complaints against us and Great Plains Energy with the MPSC seeking to have the MPSC assert jurisdiction over the merger, and various parties have intervened in these complaints. The MPSC dismissed the complaint against us on December 6, 2016, but on February 22, 2017, the MPSC ordered that Great Plains Energy was required to obtain MPSC approval prior to consummation of the merger. On February 23, 2017, Great Plains Energy filed an application with the MPSC seeking approval of the merger. The merger application docket was consolidated with the affiliate transaction waiver docket. Several parties filed testimony and the evidentiary hearing was held in April 2017. On April 20, 2017, after the KCC’s order rejecting the merger was issued, Great Plains Energy filed a motion to suspend the briefing schedule in the MPSC merger docket, effectively suspending that proceeding indefinitely until Great Plains Energy takes further action in the docket.

On July 11, 2016, we and Great Plains filed a joint application with the Federal Energy Regulatory Commission (FERC) requesting approval of the merger.  Approval of the merger application requires action by the FERC commissioners because it is a contested application.  The Federal Power Act (FPA) requires a quorum of three or more commissioners to act on a contested application.  Following the resignation of the FERC Chairman effective February 3, 2017, the FERC commission is comprised only of two commissioners and is therefore unable to act on the application.  A new commissioner must be appointed by the President of the United States, with the advice and consent of the United States Senate, before FERC will be able to act on the application.  If the FERC commissioners do not issue an order on the application within 180 days after the application was deemed complete because of the lack of a quorum, approval of the application may be deemed granted by operation of law, unless an order is issued extending the time for review.  On May 3, 2017, the FERC staff extended the time period for a review of the application until November 1, 2017. We are unable to predict when FERC will regain a quorum or how the change in commissioners will impact the review of the application.

On April 7, 2017, the NRC approved Wolf Creek’s request of an indirect transfer of control of Wolf Creek’s operating license. The transfer will not be completed until receipt of all required regulatory approvals and written notification is made to the NRC.
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
In connection with this transaction, we have incurred merger-related expenses. During the three months ended March 31, 2017, we incurred approximately $0.4 million of merger-related expenses, which are included in our selling, general, and administrative expenses. In the event the merger is consummated, we expect total merger-related expenses will be approximately $30.0 million, with the majority of the expense to be paid upon closing.
See also Note 12, “Legal Proceedings,” for more information on litigation related to the merger.

4. RATE MATTERS AND REGULATION

KCC Proceedings

In October 2016, we filed an abbreviated rate review with the KCC to update our prices to include capital costs related to La Cygne Generating Station (La Cygne) environmental upgrades, investment to extend the life of Wolf Creek, costs related to programs to improve grid resiliency and costs associated with investments in other environmental projects during 2015. In May 2017, we reached an agreement with the major parties to the rate review. If the agreement is approved by the KCC, we estimate that the new prices will increase our annual retail revenues by approximately $16.4 million. We expect the KCC to issue an order on our request in June 2017.

In March 2017, the KCC issued an order allowing us to adjust our retail prices, subject to refund, to include updated transmission costs as reflected in the transmission formula rate (TFR). The new prices were effective in April 2017 and are expected to increase our annual retail revenues by approximately $12.7 million.

In December 2016, the KCC approved an order allowing us to adjust our prices to include costs incurred for property taxes. The new prices were effective in January 2017 and are expected to decrease our annual retail revenues by approximately $26.8 million.

FERC Proceedings

Our TFR that includes projected 2017 transmission capital expenditures and operating costs was effective in January 2017 and is expected to increase our annual transmission revenues by approximately $29.6 million. This updated rate provided the basis for our request with the KCC to adjust our retail prices to include updated transmission costs as discussed above.

5. FINANCIAL INSTRUMENTS AND TRADING SECURITIES

Values of Financial Instruments

GAAP establishes a hierarchical framework for disclosing the transparency of the inputs utilized in measuring assets and liabilities at fair value. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of assets and liabilities within the fair value hierarchy levels. In addition, we measure certain investments that do not have a readily determinable fair value at net asset value (NAV), which are not included in the fair value hierarchy. Further explanation of these levels and NAV is summarized below.

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

	As of March 31, 2017		As of December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
Fixed-rate debt	$3,605,000	$3,756,244	$3,430,000	$3,597,441
Fixed-rate debt of VIEs	111,122	111,513	137,962	139,733

Recurring Fair Value Measurements

The following table provides the amounts and their corresponding level of hierarchy for our assets that are measured at fair value.

As of March 31, 2017	Level 1	Level 2	Level 3	NAV	Total
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity funds	$—	$59,559	$—	$4,894	$64,453
International equity funds	—	40,287	—	—	40,287
Core bond fund	—	27,912	—	—	27,912
High-yield bond fund	—	18,836	—	—	18,836
Emerging market bond fund	—	16,275	—	—	16,275
Combination debt/equity/other fund	—	14,608	—	—	14,608
Alternative investment fund	—	—	—	20,107	20,107
Real estate securities fund	—	—	—	10,170	10,170
Cash equivalents	172	—	—	—	172
Total Nuclear Decommissioning Trust	172	177,477	—	35,171	212,820
Trading Securities:
Domestic equity funds	—	17,165	—	—	17,165
International equity fund	—	4,287	—	—	4,287
Core bond fund	—	11,584	—	—	11,584
Total Trading Securities	—	33,036	—	—	33,036
Total Assets Measured at Fair Value	$172	$210,513	$—	$35,171	$245,856

As of December 31, 2016	Level 1	Level 2	Level 3	NAV	Total
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity funds	$—	$56,312	$—	$5,056	$61,368
International equity funds	—	35,944	—	—	35,944
Core bond fund	—	27,423	—	—	27,423
High-yield bond fund	—	18,188	—	—	18,188
Emerging market bond fund	—	14,738	—	—	14,738
Combination debt/equity/other fund	—	13,484	—	—	13,484
Alternative investment fund	—	—	—	18,958	18,958
Real estate securities fund	—	—	—	9,946	9,946
Cash equivalents	73	—	—	—	73
Total Nuclear Decommissioning Trust	73	166,089	—	33,960	200,122
Trading Securities:
Domestic equity funds	—	18,364	—	—	18,364
International equity fund	—	4,467	—	—	4,467
Core bond fund	—	11,504	—	—	11,504
Cash equivalents	156	—	—	—	156
Total Trading Securities	156	34,335	—	—	34,491
Total Assets Measured at Fair Value	$229	$200,424	$—	$33,960	$234,613

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

	As of March 31, 2017		As of December 31, 2016		As of March 31, 2017
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Frequency	Length of Settlement
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity funds	$4,894	$3,349	$5,056	$3,529	(a)	(a)
Alternative investment fund (b)	20,107	—	18,958	—	Quarterly	65 days
Real estate securities fund (b)	10,170	—	9,946	—	Quarterly	65 days
Total Nuclear Decommissioning Trust	$35,171	$3,349	$33,960	$3,529
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

Trading Securities

We hold equity and debt investments that we classify as trading securities in a trust used to fund certain retirement benefit obligations. As of March 31, 2017, and December 31, 2016, we measured the fair value of trust assets at $33.0 million and $34.5 million, respectively. We include unrealized gains or losses on these securities in investment earnings on our consolidated statements of income. For the three months ended March 31, 2017 and 2016, we recorded unrealized gains of $1.4 million and $0.5 million, respectively, on the assets still held.

Available-for-Sale Securities

We hold investments in a trust for the purpose of funding the decommissioning of Wolf Creek. We have classified these investments as available-for-sale and have recorded all such investments at their fair market value as of March 31, 2017, and December 31, 2016.

Using the specific identification method to determine cost, we realized no gains or losses on our available-for-sale securities during the three months ended March 31, 2017, and a loss of $1.6 million during the three months ended March 31, 2016. We record net realized and unrealized gains and losses in regulatory liabilities on our consolidated balance sheets. This reporting is consistent with the method we use to account for the decommissioning costs we recover in our prices. Gains or losses on assets in the trust fund are recorded as increases or decreases, respectively, to regulatory liabilities and could result in lower or higher funding requirements for decommissioning costs, which we believe would be reflected in the prices paid by our customers.

The following table presents the cost, gross unrealized gains and losses, fair value and allocation of investments in the NDT fund as of March 31, 2017, and December 31, 2016.

		Gross Unrealized
Security Type	Cost	Gain	Loss	Fair Value	Allocation
	(Dollars In Thousands)
As of March 31, 2017:
Domestic equity funds	$54,038	$10,725	$(310)	$64,453	30%
International equity funds	35,520	4,767	—	40,287	19%
Core bond fund	28,360	—	(448)	27,912	13%
High-yield bond fund	18,782	54	—	18,836	9%
Emerging market bond fund	16,997	—	(722)	16,275	8%
Combination debt/equity/other fund	9,476	5,132	—	14,608	7%
Alternative investment fund	15,000	5,107	—	20,107	9%
Real estate securities fund	9,500	670	—	10,170	5%
Cash equivalents	172	—	—	172	<1%
Total	$187,845	$26,455	$(1,480)	$212,820	100%

As of December 31, 2016:
Domestic equity funds	$53,192	$8,295	$(119)	$61,368	31%
International equity funds	34,502	2,075	(633)	35,944	18%
Core bond fund	27,952	—	(529)	27,423	14%
High-yield bond fund	18,358	—	(170)	18,188	9%
Emerging market bond fund	16,397	—	(1,659)	14,738	7%
Combination debt/equity/other fund	9,171	4,313	—	13,484	7%
Alternative investment fund	15,000	3,958	—	18,958	9%
Real estate securities fund	9,500	446	—	9,946	5%
Cash equivalents	73	—	—	73	<1%
Total	$184,145	$19,087	$(3,110)	$200,122	100%

The following table presents the fair value and the gross unrealized losses of the available-for-sale securities held in the NDT fund aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2017, and December 31, 2016.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
As of March 31, 2017:
Domestic equity funds	$4,894	$(310)	$—	$—	$4,894	$(310)
Core bonds	27,912	(448)	—	—	27,912	(448)
Emerging market bond fund	—	—	16,275	(722)	16,275	(722)
Total	$32,806	$(758)	$16,275	$(722)	$49,081	$(1,480)

As of December 31, 2016:
Domestic equity funds	$1,788	$(119)	$—	$—	$1,788	$(119)
International equity funds	—	—	7,489	(633)	7,489	(633)
Core bond funds	27,423	(529)	—	—	27,423	(529)
High-yield bond fund	—	—	18,188	(170)	18,188	(170)
Emerging market bond fund	—	—	14,738	(1,659)	14,738	(1,659)
Total	$29,211	$(648)	$40,415	$(2,462)	$69,626	$(3,110)

7. DEBT FINANCING

In January 2017, Westar Energy retired $125.0 million in principal amount of first mortgage bonds (FMBs) bearing a stated interest at 5.15% maturing January 2017.

In March 2017, Westar Energy issued $300.0 million in principal amount of FMBs bearing a stated interest at 3.10% and maturing April 2027.

8. TAXES

We recorded income tax expense of $20.9 million with an effective income tax rate of 25% for the three months ended March 31, 2017, and income tax expense of $38.6 million with an effective income tax rate of 36% for the same period of 2016. The decrease in the effective income tax rate for the three months ended March 31, 2017, was due primarily to a decrease in income before income taxes and increases in tax benefits from production tax credits and stock-based compensation.

As of March 31, 2017, and December 31, 2016, our unrecognized income tax benefits totaled $2.8 million. We do not expect significant changes in our unrecognized income tax benefits in the next 12 months.

As of March 31, 2017, and December 31, 2016, we had no amounts accrued for interest related to our unrecognized income tax benefits. We accrued no penalties at either March 31, 2017, or December 31, 2016.

As of March 31, 2017, and December 31, 2016, we had recorded $1.5 million for probable assessments of taxes other than income taxes.

9. PENSION AND POST-RETIREMENT BENEFIT PLANS

The following table summarizes the net periodic costs for our pension and post-retirement benefit plans prior to the effects of capitalization.

	Pension Benefits		Post-retirement Benefits
Three Months Ended March 31,	2017	2016	2017	2016
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$5,218	$4,664	$271	$271
Interest cost	10,621	10,959	1,314	1,393
Expected return on plan assets	(10,760)	(10,663)	(1,718)	(1,709)
Amortization of unrecognized:
Prior service costs	171	246	114	114
Actuarial loss (gain), net	5,489	5,388	(195)	(280)
Net periodic cost (benefit) before regulatory adjustment	10,739	10,594	(214)	(211)
Regulatory adjustment (a)	3,288	3,306	(478)	(486)
Net periodic cost (benefit)	$14,027	$13,900	$(692)	$(697)
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

During the three months ended March 31, 2017 and 2016, we contributed $7.0 million and $6.8 million, respectively, to the Westar Energy pension trust.

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

	Pension Benefits		Post-retirement Benefits
Three Months Ended March 31,	2017	2016	2017	2016
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$1,950	$1,687	$37	$32
Interest cost	2,475	2,414	70	81
Expected return on plan assets	(2,643)	(2,431)	—	—
Amortization of unrecognized:
Prior service costs	14	14	—	—
Actuarial loss (gain), net	1,245	1,089	(13)	(4)
Net periodic cost before regulatory adjustment	3,041	2,773	94	109
Regulatory adjustment (a)	247	483	—	—
Net periodic cost	$3,288	$3,256	$94	$109
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

During the three months ended March 31, 2017, we did not fund Wolf Creek’s pension plan. During the three months ended March 31, 2016, we funded $1.6 million of Wolf Creek’s pension plan contributions.

11. COMMITMENTS AND CONTINGENCIES

Environmental Matters

Set forth below are descriptions of contingencies related to environmental matters that may impact us or our financial results. Our assessment of these contingencies, which are based on federal and state statutes and regulations, and regulatory agency and judicial interpretations and actions, has evolved over time. There are a variety of final and proposed laws and regulations that could have a material adverse effect on our operations and consolidated financial results. Due in part to the complex nature of environmental laws and regulations, we are unable to assess the impact of potential changes that may develop with respect to the environmental contingencies described below.

Cross-State Air Pollution Update Rule

In September 2016, the Environmental Protection Agency (EPA) finalized the Cross-State Air Pollution Update Rule. The final rule addresses interstate transport of NOx emissions in 22 states including Kansas, Missouri and Oklahoma during the ozone season and the impact from the formation of ozone on downwind states with respect to the 2008 ozone National Ambient Air Quality Standards (NAAQS). Starting with the 2017 ozone season, the final rule will revise the existing ozone season allowance budgets for Missouri and Oklahoma and will establish an ozone season budget for Kansas. Various states and others are challenging the rule in the U.S. Court of Appeals for the D.C. Circuit. We do not believe this rule will have a material impact on our operations and consolidated financial results.

National Ambient Air Quality Standards

Under the federal Clean Air Act (CAA), the EPA sets NAAQS for certain emissions known as the “criteria pollutants” considered harmful to public health and the environment, including two classes of particulate matter (PM), ozone, NOx (a precursor to ozone), carbon monoxide and sulfur dioxide (SO2), which result from fossil fuel combustion. Areas meeting the NAAQS are designated attainment areas while those that do not meet the NAAQS are considered nonattainment areas. Each state must develop a plan to bring nonattainment areas into compliance with the NAAQS. NAAQS must be reviewed by the EPA at five-year intervals.

In October 2015, the EPA strengthened the ozone NAAQS by lowering the standards from 75 ppb to 70 ppb. In September 2016, the Kansas Department of Health & Environment (KDHE) recommended to the EPA that they designate eight counties in the state of Kansas as in attainment with the standard, and each remaining county in Kansas as in attainment/unclassifiable. The EPA is required to make attainment/nonattainment designations for the revised standards by October 2017. If the EPA agrees with the recommended designations for the state of Kansas, we do not believe this will have a material impact on our consolidated financial results.

Various states and others are challenging the revised 2015 ozone NAAQS in the D.C. Circuit. In April 2017, at the request of the EPA the court issued an order holding the case in abeyance because the new administration is planning to review the 2015 ozone NAAQS and determine whether to reconsider all or a portion of the rule.

In December 2012, the EPA strengthened an existing NAAQS for one class of PM.  In December 2014, the EPA designated the entire state of Kansas as unclassifiable/in attainment with the standard.  We do not believe this will have a material impact on our operations or consolidated financial results.

In 2010, the EPA revised the NAAQS for SO2. In March 2015, a federal court approved a consent decree between the EPA and environmental groups. The decree includes specific SO2 emissions criteria for certain electric generating plants that, if met, required the EPA to promulgate attainment/nonattainment designations for areas surrounding these plants.  Tecumseh Energy Center is our only generating station that meets this criteria. In June 2016, the EPA accepted the State of Kansas recommendation to designate the areas surrounding the facility as unclassifiable, completing the second round of the designation process. In addition, in January 2017, KDHE formally recommended to the EPA a 2,000 ton per year limit for Tecumseh Energy Center Unit 7 in order to satisfy the requirements of the 1-hour SO2 Data Requirements Rule which governs the next round of the designations. By agreeing to the 2,000 ton per year limitation, no further characterization of the area surrounding the plant is required.

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

In October 2015, the EPA published a rule establishing new source performance standards (NSPS) for GHGs that limit CO2 emissions for new, modified and reconstructed coal and natural gas fueled electric generating units to various levels per MWh depending on various characteristics of the units. Legal challenges to the GHG NSPS have been filed in the D.C. Circuit by various states and industry members. Also in October 2015, the EPA published a rule establishing guidelines for states to regulate CO2 emissions from existing power plants. The standards for existing plants are known as the Clean Power Plan (CPP). Under the CPP, interim emissions performance rates must be achieved beginning in 2022 and final emissions performance rates must be achieved by 2030. Legal challenges to the CPP were filed by groups of states and industry members, including our Company, in the D.C. Circuit. In February 2016, after the U.S. Court of Appeals for the D.C. Circuit denied requests to stay the CPP, the U.S. Supreme Court issued an order granting a stay of the rule pending resolution of the legal challenges. In September 2016, oral arguments were heard before an en banc panel of D.C. Circuit judges and a decision on the legal challenges is pending.

In March 2017, President Trump signed an Executive Order instructing the EPA to immediately review the CPP and GHG NSPS, and “if appropriate . . . as soon as practicable . . . publish for notice and comment proposed rules suspending, revising or rescinding those rules.” On the same day the Executive Order was signed, the EPA filed motions with the D.C. Circuit asking the court to hold the challenges to the CPP and the GHG NSPS in abeyance while the EPA completes its administrative review of the rules and issues any forthcoming rulemakings. In April 2017, the court issued orders to hold the cases in abeyance for 60 days and requested briefing on whether the cases should be remanded to the EPA or continue to be held in abeyance.

Also in April 2017, the EPA published in the Federal Register a notice of withdrawal of the proposed CPP federal plan, proposed model trading rules and proposed Clean Energy Incentive Program design details, in light of the Executive Order and the agency’s review of the CPP. Also in April 2017, the EPA published a notice in the Federal Register that it is initiating administrative reviews of the CPP and the GHG NSPS in light of the Executive Order.

Due to the future uncertainty of the CPP, we cannot determine the impact on our operations or consolidated financial results, but we believe the cost to comply with the CPP, should it be upheld and implemented in its current or a substantially similar form, could be material.

Water

We discharge some of the water used in our operations. This water may contain substances deemed to be pollutants. Revised rules governing such discharges from coal-fired power plants were issued in November 2015. The final rule establishes effluent limitations guidelines (ELGs) and standards for wastewater discharges, including limits on the amount of toxic metals and other pollutants that can be discharged. Implementation timelines for these requirements vary from 2019 to 2023. In April 2017, the EPA announced it is reconsidering the ELG rule and court challenges have been placed in abeyance pending EPA’s review. We are evaluating the final rule and related developments and cannot predict the resulting impact on our operations or consolidated financial results, but believe costs to comply could be material if the rule is implemented in its current or substantially similar form.

In October 2014, the EPA’s final standards for cooling intake structures at power plants to protect aquatic life took effect. The standards, based on Section 316(b) of the federal Clean Water Act (CWA), require subject facilities to choose among seven best available technology options to reduce fish impingement. In addition, some facilities must conduct studies to assist permitting authorities to determine whether and what site-specific controls, if any, would be required to reduce entrainment of aquatic organisms. Our current analysis indicates this rule will not have a significant impact on our coal plants that employ cooling towers. Biological monitoring may be required for La Cygne Generating Station (La Cygne) and Wolf Creek. We are

currently evaluating the rule’s impact on those two plants and cannot predict the resulting impact on our operations or consolidated financial results, but we do not expect it to be material.

In June 2015, the EPA along with the U.S. Army Corps of Engineers issued a final rule, effective August 2015, defining the Waters of the United States (WOTUS) for purposes of the CWA. This rulemaking has the potential to impact all programs under the CWA. Expansion of regulated waterways is possible under the rule depending on regulating authority interpretation, which could impact several permitting programs. Various states and others have filed lawsuits challenging the WOTUS rule in district courts and courts of appeals across the country. The appellate court challenges have been consolidated in the U.S. Court of Appeals for the Sixth Circuit and, in October 2015, the Sixth Circuit issued an order that temporarily stays implementation of the WOTUS rule nationwide pending the outcome of the various legal challenges. In March 2017, the EPA and the U.S. Army Corps of Engineers published in the Federal Register a notice of intent to review and rescind or revise the WOTUS rule, as required by an Executive Order signed in February 2017. We are currently evaluating the WOTUS rule and related developments. We do not believe the rule, if upheld and implemented in its current or substantially similar form, will have a material impact on our operations or consolidated financial results.

Regulation of Coal Combustion Residuals

In the course of operating our coal generation plants, we produce coal combustion residuals (CCRs), including fly ash, gypsum and bottom ash. We recycle some of our ash production, principally by selling to the aggregate industry. The EPA published a rule to regulate CCRs in April 2015, which we believe will require additional CCR handling, processing and storage equipment and closure of certain ash disposal ponds. Impacts to operations will be dependent on the development of groundwater monitoring of CCR units being completed in 2017. We have recorded an ARO for our current estimate for closure of ash disposal ponds but we may be required to record additional AROs in the future due to changes in existing CCR regulations, changes in interpretation of existing CCR regulations or changes in the timing or cost to close ash disposal ponds. If additional AROs are necessary, we believe the impact on our operations or consolidated financial results could be material.

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

12. LEGAL PROCEEDINGS

We and our subsidiaries are involved in various legal, environmental and regulatory proceedings. We believe that adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material effect on our consolidated financial results. See Notes 4 and 11, “Rate Matters and Regulation” and “Commitments and Contingencies,” for additional information.

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

8% Interest in Jeffrey Energy Center

Under an agreement that expires in January 2019, we lease an 8% interest in JEC from a trust. The trust was financed with an equity contribution from an owner participant and debt issued by the trust. The trust was created specifically to purchase the 8% interest in JEC and lease it to a third party, and does not hold any other assets. We meet the requirements to be considered the primary beneficiary of the trust. In determining the primary beneficiary of the trust, we concluded that the activities of the trust that most significantly impact its economic performance and that we have the power to direct include (1) the operation and maintenance of the 8% interest in JEC, (2) our ability to exercise a purchase option at the end of the agreement at the lesser of fair value or a fixed amount and (3) our option to require refinancing of the trust’s debt. We are currently evaluating if we will exercise the purchase option, which expires July 2017. We have the potential to receive benefits from the trust that could potentially be significant if the fair value of the 8% interest in JEC at the end of the agreement is greater than the fixed amount. The possibility of lower interest rates upon refinancing the debt also creates the potential for us to receive significant benefits.

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

Financial Statement Impact

We have recorded the following assets and liabilities on our consolidated balance sheets related to the VIEs described above.

	As of	As of
	March 31, 2017	December 31, 2016
	(In Thousands)
Assets:
Property, plant and equipment of variable interest entities, net	$255,321	$257,904
Regulatory assets (a)	10,791	10,396

Liabilities:
Current maturities of long-term debt of variable interest entities	$28,538	$26,842
Accrued interest (b)	19	867
Long-term debt of variable interest entities, net	82,663	111,209
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

In Management’s Discussion and Analysis, we discuss our operating results for the three months ended March 31, 2017, compared to the same period of 2016, our general financial condition and significant changes that occurred during 2017. As you read Management’s Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

SUMMARY OF SIGNIFICANT ITEMS

Proposed Merger with Great Plains Energy

On May 29, 2016, we entered into an agreement and plan of merger with Great Plains Energy, providing for the merger of a wholly-owned subsidiary of Great Plains Energy with and into Westar Energy, with Westar Energy surviving as a wholly-owned subsidiary of Great Plains Energy. The merger is subject to customary closing conditions, including receipt of approval of the KCC. On April 19, 2017, the KCC rejected the merger application citing, among other concerns, an excessive purchase price, Great Plains Energy’s capital structure, quantifiable and demonstrable customer benefits and staffing levels in our service territory. On May 4, 2017, we and Great Plains Energy filed with the KCC a petition for reconsideration of the KCC’s order and to set the matter for further proceedings so that we and Great Plains Energy may work together to determine whether it is feasible to develop a revised transaction that addresses the KCC’s concerns. Under applicable Kansas regulations, the KCC has 30 days following the filing of the petition for reconsideration to either deny or grant the petition. If we and Great Plains Energy agree on a revised transaction, then we and Great Plains Energy would expect to file the revised proposal and a supplemental application with the KCC. For information on the amount and form of consideration, and other information, see Notes 3 and 12 of the Notes to Condensed Consolidated Financial Statements, “Pending Merger” and “Legal Proceedings,” respectively, and Item “1A. Risk Factors.”

Earnings Per Share

Following is a summary of our net income and basic EPS.

	Three Months Ended March 31,
	2017	2016	Change
	(Dollars In Thousands, Except Per Share Amounts)
Net income attributable to Westar Energy, Inc.	$59,661	$65,585	$(5,924)
Earnings per common share, basic	0.42	0.46	(0.04)

Net income and basic EPS decreased for the three months ended March 31, 2017, compared to the same period in 2016, due primarily to lower retail sales, higher operating expenses and a decrease in corporate-owned life insurance (COLI) benefits. See the discussion under “—Operating Results” below for additional information.

Current Trends

The following is an update to and is to be read in conjunction with “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K.

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations. Environmental laws and regulations affecting our operations are overlapping, complex, subject to changes, have generally become more stringent over time and are expensive to implement. There are a variety of final and proposed laws and regulations that could have a material adverse effect on our operations and consolidated financial results. See Note 11, “Commitments and Contingencies,” for a discussion of environmental costs, laws, regulations and other contingencies.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Note 2 of the Notes to Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies,” contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions by management. The policies highlighted in our 2016 Form 10-K have an impact on our reported results that may be material due to the levels of judgment and subjectivity necessary to account for uncertain matters or their susceptibility to change.

From December 31, 2016, through March 31, 2017, we did not experience any significant changes in our critical accounting estimates. For additional information, see our 2016 Form 10-K.

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

Transmission: Reflects transmission revenues, including those based on tariffs with the Southwest Power Pool, Inc. (SPP).

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

Three Months Ended March 31, 2017, Compared to Three Months Ended March 31, 2016

Below we discuss our operating results for the three months ended March 31, 2017, compared to the results for the three months ended March 31, 2016. Significant changes in results of operations shown in the table immediately below are further explained in the descriptions that follow.

	Three Months Ended March 31,
	2017	2016	Change	% Change
	(Dollars In Thousands, Except Per Share Amounts)
REVENUES:
Residential	$176,169	$179,290	$(3,121)	(1.7)
Commercial	155,707	165,673	(9,966)	(6.0)
Industrial	98,516	100,697	(2,181)	(2.2)
Other retail	(12,349)	(14,381)	2,032	14.1
Total Retail Revenues	418,043	431,279	(13,236)	(3.1)
Wholesale	77,367	67,412	9,955	14.8
Transmission	69,441	63,915	5,526	8.6
Other	7,723	6,844	879	12.8
Total Revenues	572,574	569,450	3,124	0.5
OPERATING EXPENSES:
Fuel and purchased power	113,855	100,058	13,797	13.8
SPP network transmission costs	60,674	60,760	(86)	(0.1)
Operating and maintenance	81,198	77,757	3,441	4.4
Depreciation and amortization	88,625	83,640	4,985	6.0
Selling, general and administrative	59,157	56,456	2,701	4.8
Taxes other than income tax	42,716	48,968	(6,252)	(12.8)
Total Operating Expenses	446,225	427,639	18,586	4.3
INCOME FROM OPERATIONS	126,349	141,811	(15,462)	(10.9)
OTHER INCOME (EXPENSE):
Investment earnings	3,155	2,016	1,139	56.5
Other income	1,300	9,477	(8,177)	(86.3)
Other expense	(5,316)	(5,543)	227	4.1
Total Other (Expense) Income	(861)	5,950	(6,811)	(114.5)
Interest expense	41,095	40,431	664	1.6
INCOME BEFORE INCOME TAXES	84,393	107,330	(22,937)	(21.4)
Income tax expense	20,911	38,622	(17,711)	(45.9)
NET INCOME	63,482	68,708	(5,226)	(7.6)
Less: Net income attributable to noncontrolling interests	3,821	3,123	698	22.4
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$59,661	$65,585	$(5,924)	(9.0)
BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC.	$0.42	$0.46	$(0.04)	(8.7)
DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC.	$0.42	$0.46	$(0.04)	(8.7)

Gross Margin

Fuel and purchased power costs fluctuate with electricity sales and unit costs. As permitted by regulators, we adjust our retail prices to reflect changes in the costs of fuel and purchased power. Fuel and purchased power costs for wholesale customers are recovered at prevailing market prices or based on a predetermined formula with a price adjustment approved by FERC. As a result, changes in fuel and purchased power costs are offset in revenues with minimal impact on net income. In addition, SPP network transmission costs fluctuate due primarily to investments by us and other members of the SPP for upgrades to the transmission grid within the SPP RTO. As with fuel and purchased power costs, changes in SPP network transmission costs are mostly reflected in the prices we charge customers with minimal impact on net income. For these reasons, we believe gross margin is useful for understanding and analyzing changes in our operating performance from one period to the next. We calculate gross margin as total revenues, including transmission revenues, less the sum of fuel and purchased power costs and amounts billed by the SPP for network transmission costs. Accordingly, gross margin reflects transmission revenues and costs on a net basis. The following table summarizes our gross margin for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016	Change	% Change
	(Dollars in Thousands)
Revenues	$572,574	$569,450	$3,124	0.5
Less: Fuel and purchased power expense	113,855	100,058	13,797	13.8
SPP network transmission costs	60,674	60,760	(86)	(0.1)
Gross Margin	$398,045	$408,632	$(10,587)	(2.6)

The following table reflects changes in electricity sales for the three months ended March 31, 2017 and 2016. No electricity sales are shown for transmission or other as they are not directly related to the amount of electricity we sell.

	Three Months Ended March 31,
	2017	2016	Change	% Change
	(Thousands of MWh)
ELECTRICITY SALES:
Residential	1,354	1,397	(43)	(3.1)
Commercial	1,617	1,659	(42)	(2.5)
Industrial	1,334	1,302	32	2.5
Other retail	20	20	—	—
Total Retail	4,325	4,378	(53)	(1.2)
Wholesale	2,491	1,875	616	32.9
Total	6,816	6,253	563	9.0

Gross margin decreased for the three months ended March 31, 2017, compared to the same period in 2016, due primarily to lower retail sales. The lower retail electric sales were attributable principally to warmer winter weather, which particularly impacts residential and commercial electricity sales. During the three months ended March 31, 2017, compared to the same period in 2016, there were approximately 9% fewer heating degree days. Since 2016 was a leap year, this also contributed to lower retail sales as there was one less calendar day during the three months ended March 31, 2017.

Income from operations is the most directly comparable measure to our presentation of gross margin that is calculated and presented in accordance with GAAP in our consolidated statements of income. Our presentation of gross margin should not be considered in isolation or as a substitute for income from operations. Additionally, our presentation of gross margin may not be comparable to similarly titled measures reported by other companies. The following table reconciles income from operations with gross margin for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016	Change	% Change
	(Dollars in Thousands)
Income from operations	$126,349	$141,811	$(15,462)	(10.9)
Plus: Operating and maintenance expense	81,198	77,757	3,441	4.4
Depreciation and amortization expense	88,625	83,640	4,985	6.0
Selling, general and administrative expense	59,157	56,456	2,701	4.8
Taxes other than income tax	42,716	48,968	(6,252)	(12.8)
Gross Margin	$398,045	$408,632	$(10,587)	(2.6)

Operating Expenses and Other Income and Expense Items

	Three Months Ended March 31,
	2017	2016	Change	% Change
	(Dollars in Thousands)
Operating and maintenance expense	$81,198	$77,757	$3,441	4.4

Operating and maintenance expense increased for the three months ended March 31, 2017, compared to the same period in 2016, due primarily to higher distribution expense of $3.9 million due primarily to our taking advantage of the warmer winter weather and executing our vegetation management strategy earlier in the year.

	Three Months Ended March 31,
	2017	2016	Change	% Change
	(Dollars in Thousands)
Depreciation and amortization expense	$88,625	$83,640	$4,985	6.0

Depreciation and amortization expense increased during the three months ended March 31, 2017, compared to the same period of 2016, due in part to the start of operation of our Western Plains Wind Farm in March 2017.

	Three Months Ended March 31,
	2017	2016	Change	% Change
	(Dollars in Thousands)
Selling, general and administrative expense	$59,157	$56,456	$2,701	4.8

Selling, general and administrative expense increased during the three months ended March 31, 2017, compared to the same period of 2016, due primarily to:

•	higher labor and employee benefit costs of $1.8 million; and

•	higher merger-related expenses of $0.4 million.

	Three Months Ended March 31,
	2017	2016	Change	% Change
	(Dollars in Thousands)
Taxes other than income tax	$42,716	$48,968	$(6,252)	(12.8)

Taxes other than income tax decreased for the three months ended March 31, 2017, compared to the same period in 2016, due primarily to a $6.7 million decrease in property tax expense amortization. This represents the amortization of the regulatory asset comprised of actual costs incurred for property taxes in the prior year in excess of amounts collected in our prices in the prior year.

	Three Months Ended March 31,
	2017	2016	Change	% Change
	(Dollars in Thousands)
Other income	$1,300	$9,477	$(8,177)	(86.3)

Other income decreased during the three months ended March 31, 2017, compared to the same period in 2016, due primarily to a decrease in COLI benefits of $6.5 million and lower equity AFUDC of $1.7 million.

	Three Months Ended March 31,
	2017	2016	Change	% Change
	(Dollars in Thousands)
Income tax expense	$20,911	$38,622	$(17,711)	(45.9)

Income tax expense decreased for the three months ended March 31, 2017, compared to the same period in 2016, due primarily to lower income before income taxes and increases in tax benefits from production tax credits and stock-based compensation.

FINANCIAL CONDITION

A number of factors affected amounts recorded on our balance sheet as of March 31, 2017, compared to December 31, 2016.

	As of	As of
	March 31, 2017	December 31, 2016	Change	% Change
	(Dollars in Thousands)
Regulatory assets	$873,374	$879,862	$(6,488)	(0.7)
Regulatory liabilities	238,916	239,453	(537)	(0.2)
Net regulatory assets	$634,458	$640,409	$(5,951)	(0.9)

Total regulatory assets decreased due primarily to the following items:

•	a $8.3 million decrease in deferred employee benefit costs;

•	a $5.3 million decrease in amounts due from customers for future income taxes; and

•	a $3.5 million decrease in amounts deferred for Wolf Creek refueling and maintenance outages; however,

•	partially offsetting these decreases was a $6.7 million increase in conditional AROs;

•	a $3.3 million increase in amounts to be collected from our customers for the deferred cost of fuel and purchased power; and

•	$2.2 million increase in amounts deferred for property taxes.

Total regulatory liabilities decreased due primarily to the following items:

•	spending $5.7 million more than collected for the cost to remove retired plant assets; and

•	a $1.2 million decrease for the FERC settlement refund obligation and a $1.3 million decrease for the KCC approved refund obligation related to the reduced ROE in our TFR; however,

•	partially offsetting these decreases was a $12.7 million increase in the fair value of the NDT.

	As of	As of
	March 31, 2017	December 31, 2016	Change	% Change
	(Dollars in Thousands)
Current maturities of long-term debt	$—	$125,000	$(125,000)	(100.0)
Long-term debt, net	3,685,752	3,388,670	297,082	8.8
Total long-term debt	$3,685,752	$3,513,670	$172,082	4.9

Westar Energy issued $300.0 million in principal amount of FMBs and retired $125.0 million in principal amount of FMBs during the three months ended March 31, 2017. See Note 7 of the Notes to Condensed Consolidated Financial Statements, “Debt Financing” for additional information.

	As of	As of
	March 31, 2017	December 31, 2016	Change	% Change
	(Dollars in Thousands)
Current maturities of long-term debt of variable interest entities	$28,538	$26,842	$1,696	6.3
Long-term debt of variable interest entities	82,663	111,209	(28,546)	(25.7)
Total long-term debt of variable interest entities	$111,201	$138,051	$(26,850)	(19.4)

Total long-term debt of VIEs decreased due to the VIEs that hold the JEC and La Cygne leasehold interests having made principal payments totaling $26.8 million.

	As of	As of
	March 31, 2017	December 31, 2016	Change	% Change
	(Dollars in Thousands)
Short-term debt	$226,300	$366,700	$(140,400)	(38.3)

Short-term debt decreased due primarily to Westar Energy issuing $300.0 million in principal amount of FMBs, the proceeds for which were used to repay commercial paper, and us retiring $125.0 million in principal amount of FMBs. See Note 7 of the Notes to Condensed Consolidated Financial Statements, “Debt Financing” for additional information.

	As of	As of
	March 31, 2017	December 31, 2016	Change	% Change
	(Dollars in Thousands)
Accrued taxes	$126,497	$85,729	$40,768	47.6

Accrued taxes increased due primarily to a $41.0 million increase in accrued property taxes due to timing of payments.

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

Short-Term Borrowings

Westar Energy maintains a commercial paper program pursuant to which it may issue commercial paper up to a maximum aggregate amount outstanding at any one time of $1.0 billion. This program is supported by Westar Energy’s revolving credit facilities. Maturities of commercial paper issuances may not exceed 365 days from the date of issuance and proceeds from such issuances will be used to temporarily fund capital expenditures, to redeem debt on an interim basis, for working capital and/or for other general corporate purposes. As of May 3, 2017, Westar Energy had $295.9 million of commercial paper issued and outstanding.

Westar Energy has two revolving credit facilities in the amounts of $730.0 million and $270.0 million. The $730.0 million facility will expire in September 2019, $20.7 million of which will expire in September 2017. The $270.0 million credit facility will expire in February 2018. As long as there is no default under the facilities, the $730.0 million and $270.0 million facilities may be extended an additional year and the aggregate amount of borrowings under the $730.0 million and $270.0 million facilities may be increased to $1.0 billion and $400.0 million, respectively, subject to lender participation. All borrowings under the facilities are secured by KGE FMBs. Total combined borrowings under the revolving credit facilities and the commercial paper program may not exceed $1.0 billion at any given time. As of May 3, 2017, no amounts were borrowed and $54.1 million in letters of credit had been issued under the $730.0 million facility. No amounts were borrowed and no letters of credit were issued under the $270.0 million facility as of the same date.

Long-Term Debt Financing

In January 2017, Westar Energy retired $125.0 million in principal amount of FMBs bearing a stated interest at 5.15% maturing January 2017.

In March 2017, Westar Energy issued $300.0 million in principal amount of FMBs bearing a stated interest at 3.10% and maturing April 2027.

Debt Covenants

We were in compliance with our debt covenants as of March 31, 2017.

Impact of Credit Ratings on Debt Financing

Moody’s and S&P are independent credit-rating agencies that rate our debt securities. These ratings indicate each agency’s assessment of our ability to pay interest and principal when due on our securities.

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

As of May 3, 2017, our ratings with the agencies are as shown in the table below.

	Westar Energy First Mortgage Bond Rating	KGE First Mortgage Bond Rating	Westar Energy Commercial Paper	Rating Outlook
Moody’s	A2	A2	P-2	Stable
S&P	A	A	A-2	Negative

Summary of Cash Flows

	Three Months Ended March 31,
	2017	2016	Change	% Change
	(Dollars In Thousands)
Cash flows from (used in):
Operating activities	$237,123	$238,876	$(1,753)	(0.7)
Investing activities	(176,122)	(197,761)	21,639	10.9
Financing activities	(60,708)	(40,875)	(19,833)	(48.5)
Net increase in cash and cash equivalents	$293	$240	$53	22.1

Cash Flows used in Investing Activities
Cash flows used in investing activities decreased due primarily to our having invested $45.4 million less in additions to property, plant and equipment. Partially offsetting this decrease was our having received $23.9 million less from our investment in COLI.

Cash Flows used in Financing Activities

Cash flows used in financing activities increased due principally to our having issued $206.9 million less in commercial paper, having issued $162.0 million of long-term debt of VIEs in 2016 and having redeemed $125.0 million of long-term debt in 2017. Partially offsetting these increases was our having received proceeds of $296.5 million for the issuance of long-term debt in 2017, having redeemed $163.5 million less in long-term debt of VIEs and having repaid $22.8 million less for borrowings against the cash surrender value of COLI.

Pension Contribution

During the three months ended March 31, 2017, we contributed $7.0 million to the Westar Energy pension trust. No payments were made to fund the Wolf Creek pension plan during the same period.

OFF-BALANCE SHEET ARRANGEMENTS

From December 31, 2016, through March 31, 2017, our off-balance sheet arrangements did not change materially. For additional information, see our 2016 Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

From December 31, 2016, through March 31, 2017, our contractual obligations and commercial commitments did not change materially outside the ordinary course of business. For additional information, see our 2016 Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in commodity prices, counterparty credit, interest rates and debt and equity instrument values. From December 31, 2016, to March 31, 2017, no significant changes occurred in our market risk exposure. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2016 Form 10-K for additional information.

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on legal proceedings is set forth in Notes 11 and 12 of the Notes to Condensed Consolidated Financial Statements, “Commitments and Contingencies” and “Legal Proceedings,” respectively, which are incorporated herein by reference.

ITEM 1A. RISK FACTORS

     Our 2016 Form 10-K contains descriptions of risk factors relating to us, as required by Item 503(c) of Regulation S-K. The sixth risk factor under the heading “Risks Relating to our Business” and the second risk factor under the heading “Risks Relating to the Pending Merger,” in each case, included in the 2016 Form 10-K, Item 1A. Risk Factors, are replaced with the respective risk factors described below. Except as indicated below, or as otherwise described in filings we make from time to time with the SEC, there were no material changes in our risk factors from December 31, 2016, through March 31, 2017.

We are exposed to various risks associated with the ownership and operation of Wolf Creek, any of which could adversely impact our consolidated financial results.

Through KGE’s ownership interest in Wolf Creek, we are subject to the risks of nuclear generation, which include:

•	the risks associated with storing, handling and disposing of radioactive materials and the current lack of a long-term off-site disposal solution for radioactive materials;

•	limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations;

•	uncertainties with respect to procurement of nuclear fuel and related services;

•	uncertainties with respect to the technological and financial aspects of decommissioning Wolf Creek at the end of its life; and

•	costs of measures associated with public safety.

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

In March 2017, Westinghouse Electric Company (Westinghouse), which is the sole supplier for fuel and related services to Wolf Creek, filed voluntary petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Westinghouse has stated that it intends to continue normal business operations. However, an extended outage of Wolf Creek could occur if Westinghouse is not able to perform under its contracts with Wolf Creek. Switching to another supplier could take an extended amount of time, and would require NRC approval. An extended outage at Wolf Creek could affect the amount of our Wolf Creek investment included in our prices, and could have a material impact on our consolidated financial results.

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

On June 28, 2016, we and Great Plains Energy filed a joint application with the KCC requesting approval of the merger. On April 19, 2017, the KCC rejected the merger application citing, among other concerns, an excessive price, Great Plains Energy’s capital structure, quantifiable and demonstrable customer benefits and staffing levels in our service territory. On May 4, 2017, we and Great Plains Energy filed with the KCC a petition for reconsideration of the KCC’s order and to set the matter for further proceedings so that we and Great Plains Energy may work together to determine whether it is feasible to develop a revised transaction that addresses the KCC concerns. Under applicable Kansas regulations, the KCC has 30 days following the filing of the petition for reconsideration to either deny or grant the petition. If we and Great Plains Energy agree on a revised transaction, then we and Great Plains Energy would expect to file the revised proposal and a supplemental application with the KCC.

In addition, there are two open dockets in Missouri related to the merger. In the first docket, Great Plains Energy sought approval from the MPSC to waive certain affiliate transaction rules following the closing of the merger. In this docket, on October 12, 2016, and on October 26, 2016, the MPSC staff and the OPC, respectively, announced that each had entered into a Stipulation and Agreement with Great Plains Energy that, among other things, provided that MPSC staff and the OPC would not file a complaint, or support another complaint, to assert that the MPSC has jurisdiction over the merger. The Stipulation and Agreements are subject to approval by the MPSC. Regarding the second docket, on October 11, 2016, a consumer group filed complaints against us and Great Plains Energy with the MPSC seeking to have the MPSC assert jurisdiction over the merger, and various parties have intervened in these complaints. The MPSC dismissed the complaint against us on December 6, 2016, but on February 22, 2017, the MPSC ordered that Great Plains Energy was required to obtain MPSC approval prior to consummation of the merger. On February 23, 2017, Great Plains Energy filed an application with the MPSC seeking approval of the merger. The merger application docket was consolidated with the affiliate transaction waiver docket. Several parties filed testimony and the evidentiary hearing was held in April 2017. On April 20, 2017, after the KCC’s order rejecting the merger was issued, Great Plains Energy filed a motion to suspend the briefing schedule in the MPSC merger docket, effectively suspending that proceeding indefinitely until Great Plains Energy takes further action in the docket.

On July 11, 2016, we and Great Plains filed a joint application with the FERC requesting approval of the merger. Approval of the merger application requires action by the FERC commissioners because it is a contested application. The FPA requires a quorum of three or more commissioners to act on a contested application. Following the resignation of the FERC Chairman effective February 3, 2017, the FERC commission is comprised only of two commissioners and is therefore unable to act on the application. A new commissioner must be appointed by the President of the United States, with the advice and consent of the United States Senate, before FERC will be able to act on the application. If the FERC commissioners do not issue an order on the application within 180 days after the application was deemed complete because of the lack of a quorum, approval of the application may be deemed granted by operation of law, unless an order is issued extending the time for review. On May 3, 2017, the FERC staff extended the time period for a review of the application until November 1, 2017. We are unable to predict when FERC will regain a quorum or how the change in commissioners will impact the review of the application.

In addition, completion of the merger is conditioned upon the expiration or termination of the waiting period under the HSR Act. We and Great Plains Energy filed the antitrust notifications required under the HSR Act on September 26, 2016, and received early termination of the statutory waiting period under the HSR Act on October 21, 2016. Under the HSR Act, a new statutory waiting period will start one year from the date on which an existing waiting period expires, or October 21, 2017. Accordingly, if the merger has not closed prior to October 21, 2017, we and Great Plains Energy will need to re-file the necessary HSR Act notifications. Although the United States Department of Justice allowed the statutory waiting period under the HSR Act to terminate following our initial HSR Act notification, there can be no assurance that it would do so again, or that it would not impose burdensome terms or conditions on the merger that may prevent the merger from occurring or eliminate the potential benefits of the merger.

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

For additional information on the status of various approvals in connection with the pending merger, see Notes 3 and 11 of the Notes to Condensed Consolidated Financial Statements, “Pending Merger” and “Commitments and Contingencies,” respectively.

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

ITEM 6. EXHIBITS

4.1
Form of Forty-Seventh Supplemental Indenture, dated as of March 6, 2017, by and between Westar Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as successor to Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 3, 2017)

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended March 31, 2017
31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended March 31, 2017
32
Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended March 31, 2017 (furnished and not to be considered filed as part of the Form 10-Q)

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

WESTAR ENERGY, INC.

Date:	May 9, 2017	By:	/s/ Anthony D. Somma
Anthony D. Somma
Senior Vice President, Chief Financial Officer and Treasurer