Form 10-Q
period 2017-06-30
WESTAR ENERGY INC /KS
filed 2017-08-08
CIK 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes             No    X
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	142,093,420 shares
(Class)	(Outstanding at August 2, 2017)

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition
2016 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2016
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
CAA	Clean Air Act
CCR	Coal combustion residual
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
CPP	Clean Power Plan
CWA	Clean Water Act
DOE	Department of Energy
ELG	Effluent limitations guidelines
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FMBs	First mortgage bonds
GHG	Greenhouse gas
Great Plains Energy	Great Plains Energy Incorporated
HSR Act	Hart-Scott-Rodino Antitrust Improvements Act
JEC	Jeffrey Energy Center
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health & Environment
KGE	Kansas Gas and Electric Company
La Cygne	La Cygne Generating Station
Merger	Pending merger of equals between Westar Energy, Inc. and Great Plains Energy Incorporated
MPSC	Missouri Public Service Commission
NAAQS	National Ambient Air Quality Standards
NAV	Net Asset Value
NDT	Nuclear Decommissioning Trust
NOx	Nitrogen oxides
NRC	Nuclear Regulatory Commission
NSPS	New Source Performance Standard
PM	Particulate matter
RECA	Retail energy cost adjustment
RSU	Restricted share unit
RTO	Regional transmission organization
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
TFR	Transmission formula rate
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station
WOTUS	Waters of the United States

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q are “forward-looking statements.” The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we “believe,” “anticipate,” “target,” “expect,” “estimate,” “intend” and words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning matters such as, but not limited to:

-
the pending merger of equals (merger) between Westar Energy, Inc. and Great Plains Energy Incorporated (Great Plains Energy), including the expected timing of closing the merger and costs expected to be incurred in connection with the merger,

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

-
additional regulation due to the Nuclear Regulatory Commission (NRC) oversight to ensure the safe operation of Wolf Creek, either related to Wolf Creek’s performance, or potentially relating to events or performance at a nuclear plant anywhere in the world,

-	uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel storage and disposal,

-	homeland security and information and operating systems security considerations,

-	our inability to fully utilize expected tax credits,

-	changes in accounting requirements and other accounting matters,

-
changes in the energy markets in which we participate such as the development and implementation of real time and next day trading markets, and the effect of the retroactive repricing of transactions in such markets following execution because of changes or adjustments in market pricing mechanisms by regional transmission organizations (RTOs) and independent system operators,

-	reduced demand for coal-based energy because of actual or perceived climate impacts and the development of alternate energy sources,

-	current and future litigation, regulatory investigations, proceedings or inquiries,

-	cost of fuel used in generation and wholesale electricity prices,

-	certain risks and uncertainties associated with the merger, including, without limitation, those related to:

-	receipt of approval from our shareholders and shareholders of Great Plains Energy,

-	the timing of, and the conditions imposed by, regulatory approvals required for the merger,

-	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement or could otherwise cause the failure of the merger to close,

-	the outcome of any legal proceedings, regulatory proceedings or enforcement matters that have been or may be instituted in connection with the merger,

-	the receipt of an unsolicited offer from another party to acquire our assets or capital stock (or those of Great Plains Energy) that could interfere with the proposed merger,

-	the timing to consummate the proposed merger,

-	disruption from the proposed merger making it more difficult to maintain relationships with customers, employees, regulators or suppliers,

-	the diversion of management time and attention on the merger,

-	the amount of costs, fees, expenses and charges related to the merger,

-	the possibility that the expected value creation from the merger will not be realized, or will not be realized within the expected time period,

-	difficulties related to the integration of the two companies,

-	the credit ratings of the combined company following the merger, and

-	the effect and timing of changes in laws or in governmental regulations (including environmental laws and regulations) that could adversely affect our participation in the merger, and

-
other factors discussed elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K), including in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other reports we file from time to time with the SEC.

These lists are not all-inclusive because it is not possible to predict all factors. This report should be read in its entirety and in conjunction with our 2016 Form 10-K and the other reports we file from time to time with the SEC. No one section of this report deals with all aspects of the subject matter and additional information on some matters that could impact our condensed consolidated financial results may be included in our 2016 Form 10-K and the other reports we file from time to time with the SEC. The reader should not place undue reliance on any forward-looking statement, as forward-looking statements speak only as of the date such statements were made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made.

PART I.    FINANCIAL INFORMATION
ITEM I.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Par Values)
(Unaudited)

	As of	As of
	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,210	$3,066
Accounts receivable, net of allowance for doubtful accounts of $5,697 and $6,667, respectively	274,426	288,579
Fuel inventory and supplies	302,696	300,125
Taxes receivable	—	13,000
Prepaid expenses	19,077	16,528
Regulatory assets	110,179	117,383
Other	30,638	29,701
Total Current Assets	740,226	768,382
PROPERTY, PLANT AND EQUIPMENT, NET	9,406,054	9,248,359
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	252,737	257,904
OTHER ASSETS:
Regulatory assets	750,888	762,479
Nuclear decommissioning trust	220,031	200,122
Other	226,214	249,828
Total Other Assets	1,197,133	1,212,429
TOTAL ASSETS	$11,596,150	$11,487,074
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$125,000
Current maturities of long-term debt of variable interest entities	28,538	26,842
Short-term debt	329,200	366,700
Accounts payable	139,628	220,522
Accrued dividends	53,743	52,885
Accrued taxes	89,742	85,729
Accrued interest	45,124	72,519
Regulatory liabilities	11,903	15,760
Other	76,294	81,236
Total Current Liabilities	774,172	1,047,193
LONG-TERM LIABILITIES:
Long-term debt, net	3,686,180	3,388,670
Long-term debt of variable interest entities, net	82,653	111,209
Deferred income taxes	1,794,177	1,752,776
Unamortized investment tax credits	209,283	210,654
Regulatory liabilities	230,355	223,693
Accrued employee benefits	511,073	512,412
Asset retirement obligations	368,233	323,951
Other	85,145	83,326
Total Long-Term Liabilities	6,967,099	6,606,691
COMMITMENTS AND CONTINGENCIES (See Notes 11 and 13)
EQUITY:
Westar Energy, Inc. Shareholders’ Equity:
Common stock, par value $5 per share; authorized 275,000,000 shares; issued and outstanding 142,093,387 shares and 141,791,153 shares, respective to each date	710,467	708,956
Paid-in capital	2,019,815	2,018,317
Retained earnings	1,095,247	1,078,602
Total Westar Energy, Inc. Shareholders’ Equity	3,825,529	3,805,875
Noncontrolling Interests	29,350	27,315
Total Equity	3,854,879	3,833,190
TOTAL LIABILITIES AND EQUITY	$11,596,150	$11,487,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,
	2017	2016
REVENUES	$609,321	$621,448
OPERATING EXPENSES:
Fuel and purchased power	111,790	118,630
SPP network transmission costs	61,763	55,227
Operating and maintenance	87,158	85,619
Depreciation and amortization	94,029	84,226
Selling, general and administrative	57,579	75,724
Taxes other than income tax	41,890	48,407
Total Operating Expenses	454,209	467,833
INCOME FROM OPERATIONS	155,112	153,615
OTHER INCOME (EXPENSE):
Investment earnings	2,636	2,280
Other income	523	3,382
Other expense	(2,647)	(2,908)
Total Other Income	512	2,754
Interest expense	43,679	39,683
INCOME BEFORE INCOME TAXES	111,945	116,686
Income tax expense	35,906	40,542
NET INCOME	76,039	76,144
Less: Net income attributable to noncontrolling interests	3,974	3,804
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$72,065	$72,340
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC. (See Note 2):
Basic earnings per common share	$0.50	$0.51
Diluted earnings per common share	$0.50	$0.51
AVERAGE EQUIVALENT COMMON SHARES OUTSTANDING:
Basic	142,465,749	142,033,842
Diluted	142,596,356	142,497,335
DIVIDENDS DECLARED PER COMMON SHARE	$0.40	$0.38

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
REVENUES	$1,181,895	$1,190,898
OPERATING EXPENSES:
Fuel and purchased power	225,645	218,688
SPP network transmission costs	122,437	115,987
Operating and maintenance	168,356	163,377
Depreciation and amortization	182,655	167,866
Selling, general and administrative	116,735	132,179
Taxes other than income tax	84,606	97,375
Total Operating Expenses	900,434	895,472
INCOME FROM OPERATIONS	281,461	295,426
OTHER INCOME (EXPENSE):
Investment earnings	5,790	4,296
Other income	1,823	12,860
Other expense	(7,963)	(8,451)
Total Other (Expense) Income	(350)	8,705
Interest expense	84,774	80,114
INCOME BEFORE INCOME TAXES	196,337	224,017
Income tax expense	56,816	79,165
NET INCOME	139,521	144,852
Less: Net income attributable to noncontrolling interests	7,795	6,927
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$131,726	$137,925
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC. (See Note 2):
Basic earnings per common share	$0.92	$0.97
Diluted earnings per common share	$0.92	$0.97
AVERAGE EQUIVALENT COMMON SHARES OUTSTANDING:
Basic	142,451,266	142,013,344
Diluted	142,579,255	142,361,347
DIVIDENDS DECLARED PER COMMON SHARE	$0.80	$0.76

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$139,521	$144,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	182,655	167,866
Amortization of nuclear fuel	15,948	16,831
Amortization of deferred regulatory gain from sale leaseback	(2,748)	(2,748)
Amortization of corporate-owned life insurance	8,920	8,819
Non-cash compensation	4,613	4,778
Net deferred income taxes and credits	53,852	75,334
Allowance for equity funds used during construction	(773)	(5,247)
Changes in working capital items:
Accounts receivable	14,154	(40,555)
Fuel inventory and supplies	(2,262)	2,140
Prepaid expenses and other current assets	39,167	7,126
Accounts payable	(20,012)	(21,364)
Accrued taxes	11,019	16,272
Other current liabilities	(103,316)	(62,434)
Changes in other assets	14,891	1,848
Changes in other liabilities	7,695	15,163
Cash Flows from Operating Activities	363,324	328,681
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(383,627)	(503,631)
Purchase of securities - trusts	(12,140)	(39,603)
Sale of securities - trusts	13,538	41,201
Investment in corporate-owned life insurance	(13,875)	(14,648)
Proceeds from investment in corporate-owned life insurance	185	24,171
Investment in affiliated company	—	(655)
Other investing activities	(3,199)	(2,798)
Cash Flows used in Investing Activities	(399,118)	(495,963)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(37,632)	(73,300)
Proceeds from long-term debt	296,296	396,577
Proceeds from long-term debt of variable interest entities	—	162,048
Retirements of long-term debt	(125,000)	(50,000)
Retirements of long-term debt of variable interest entities	(26,840)	(190,355)
Repayment of capital leases	(1,663)	(401)
Borrowings against cash surrender value of corporate-owned life insurance	52,302	54,910
Repayment of borrowings against cash surrender value of corporate-owned life insurance	—	(22,921)
Issuance of common stock	659	1,354
Distributions to shareholders of noncontrolling interests	(5,760)	(2,551)
Cash dividends paid	(109,418)	(101,137)
Other financing activities	(7,006)	(4,960)
Cash Flows from Financing Activities	35,938	169,264
NET INCREASE IN CASH AND CASH EQUIVALENTS	144	1,982
CASH AND CASH EQUIVALENTS:
Beginning of period	3,066	3,231
End of period	$3,210	$5,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Westar Energy, Inc. Shareholders
	Common stock shares	Common stock	Paid-in capital	Retained earnings	Non-controlling interests	Total equity
Balance as of December 31, 2015	141,353,426	$706,767	$2,004,124	$945,830	$15,242	$3,671,963
Net income	—	—	—	137,925	6,927	144,852
Issuance of stock	28,674	143	1,211	—	—	1,354
Issuance of stock for compensation and reinvested dividends	308,917	1,545	3,396	—	—	4,941
Tax withholding related to stock compensation	—	—	(4,960)	—	—	(4,960)
Dividends declared on common stock ($0.76 per share)	—	—	—	(108,894)	—	(108,894)
Stock compensation expense	—	—	4,720	—	—	4,720
Distributions to shareholders of noncontrolling interests	—	—	—	—	(2,551)	(2,551)
Cumulative effect of accounting change - stock compensation	—	—	—	3,326	—	3,326
Balance as of June 30, 2016	141,691,017	$708,455	$2,008,491	$978,187	$19,618	$3,714,751

Balance as of December 31, 2016	141,791,153	$708,956	$2,018,317	$1,078,602	$27,315	$3,833,190
Net income	—	—	—	131,726	7,795	139,521
Issuance of stock	12,131	60	599	—	—	659
Issuance of stock for compensation and reinvested dividends	290,103	1,451	3,350	—	—	4,801
Tax withholding related to stock compensation	—	—	(7,006)	—	—	(7,006)
Dividends declared on common stock ($0.80 per share)	—	—	—	(115,081)	—	(115,081)
Stock compensation expense	—	—	4,555	—	—	4,555
Distribution to shareholders of noncontrolling interests	—	—	—	—	(5,760)	(5,760)
Balance as of June 30, 2017	142,093,387	$710,467	$2,019,815	$1,095,247	$29,350	$3,854,879

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

We provide electric generation, transmission and distribution services to approximately 708,000 customers in Kansas. Westar Energy provides these services in central and northeastern Kansas, including the cities of Topeka, Lawrence, Manhattan, Salina and Hutchinson. Kansas Gas and Electric Company (KGE), Westar Energy’s wholly owned subsidiary, provides these services in south-central and southeastern Kansas, including the city of Wichita. Both Westar Energy and KGE conduct business using the name Westar Energy. Our corporate headquarters is located at 818 South Kansas Avenue, Topeka, Kansas 66612.

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

Use of Management’s Estimates

When we prepare our condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, including those related to depreciation, unbilled revenue, valuation of investments, forecasted fuel costs included in our retail energy cost adjustment (RECA) billed to customers, income taxes, pension and post-retirement benefits, our asset retirement obligations (AROs) including the decommissioning of Wolf Creek, environmental issues, VIEs, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the full year.

Fuel Inventory and Supplies

We state fuel inventory and supplies at average cost. Following are the balances for fuel inventory and supplies stated separately.

	As of	As of
	June 30, 2017	December 31, 2016
	(In Thousands)
Fuel inventory	$106,764	$107,086
Supplies	195,932	193,039
Fuel inventory and supplies	$302,696	$300,125

Allowance for Funds Used During Construction

Allowance for funds used during construction (AFUDC) represents the allowed cost of capital used to finance utility construction activity. We compute AFUDC by applying a composite rate to qualified construction work in progress. We credit other income (for equity funds) and interest expense (for borrowed funds) for the amount of AFUDC capitalized as construction cost on the accompanying condensed consolidated statements of income as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Borrowed funds	$895	$2,338	$2,748	$4,347
Equity funds	—	2,783	773	5,247
Total	$895	$5,121	$3,521	$9,594
Average AFUDC Rates	1.5%	4.2%	2.0%	4.6%

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

The following table reconciles our basic and diluted EPS from net income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars In Thousands, Except Per Share Amounts)
Net income	$76,039	$76,144	$139,521	$144,852
Less: Net income attributable to noncontrolling interests	3,974	3,804	7,795	6,927
Net income attributable to Westar Energy, Inc.	72,065	72,340	131,726	137,925
Less: Net income allocated to RSUs	130	156	237	290
Net income allocated to common stock	$71,935	$72,184	$131,489	$137,635

Weighted average equivalent common shares outstanding – basic	142,465,749	142,033,842	142,451,266	142,013,344
Effect of dilutive securities:
RSUs	130,607	463,493	127,989	348,003
Weighted average equivalent common shares outstanding – diluted (a)	142,596,356	142,497,335	142,579,255	142,361,347

Earnings per common share, basic	$0.50	$0.51	$0.92	$0.97
Earnings per common share, diluted	$0.50	$0.51	$0.92	$0.97
_______________
(a) We had no antidilutive securities for the three and six months ended June 30, 2017 and 2016.

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2017	2016
	(In Thousands)
CASH PAID FOR (RECEIVED FROM):
Interest on financing activities, net of amount capitalized	$76,024	$70,697
Interest on financing activities of VIEs	1,696	4,150
Income taxes, net of refunds	(12,685)	(77)
NON-CASH INVESTING TRANSACTIONS:
Property, plant and equipment additions	89,899	71,830
NON-CASH FINANCING TRANSACTIONS:
Issuance of stock for compensation and reinvested dividends	4,801	4,941
Assets acquired through capital leases	3,054	392

New Accounting Pronouncements

We prepare our condensed consolidated financial statements in accordance with GAAP for the United States of America. To address current issues in accounting, the Financial Accounting Standards Board (FASB) issued the following new accounting pronouncements that may affect our accounting and/or disclosure.

Compensation - Retirement Benefits

In March 2017, the FASB issued Accounting Standard Update No. 2017-07, which requires employers to disaggregate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The standard requires employers to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside a subtotal of operating income. Of the components of net periodic benefit cost, only the service cost component will be eligible for capitalization as property, plant and equipment, which is to be applied prospectively. The other components of net periodic benefit costs that are no longer eligible for capitalization as property, plant and equipment will be recorded as a regulatory asset. The guidance changing the presentation in the statements of income is to be applied on a retrospective basis. The new standard is effective for annual periods beginning after December 15, 2017. We are evaluating the guidance and do not expect it to have a material impact on our condensed consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, which addresses revenue from contracts with customers. Subsequent ASUs have been released providing modifications and clarifications to ASU No. 2014-09. The objective of the new guidance is to establish principles to report useful information to users of financial statements about the nature, amount, timing and uncertainty of revenue from contracts with customers. Under the new standard, an entity must identify the performance obligations in a contract, determine the transaction price and allocate the price to specific performance obligations to recognize the revenue when the obligation is completed. This guidance is effective for fiscal years beginning after December 15, 2017. Early application of the standard is permitted for fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective application or modified retrospective method. We will use the modified retrospective method, which requires a cumulative-effect adjustment to be recorded on the balance sheet as of the beginning of 2018, if applicable, as if the standard had always been in effect. We continue to analyze the impact of the new revenue standard and related ASUs.  We completed initial revenue contract assessments.  In summary, material revenue streams were identified and representative contract/transaction types were sampled.  We also continue to monitor unresolved industry issues, including items related to contributions in aid of construction, collectability and alternative revenue programs, and will analyze the related impacts to revenue recognition. We are finalizing our changes to revenue-related disclosure and ensuring we have effective internal controls over financial reporting. Based upon our completed assessments, we do not expect the impact on our condensed consolidated financial statements to be material.

3. PENDING MERGER

On May 29, 2016, we entered into an agreement and plan of merger with Great Plains Energy that provided for the acquisition of Westar by Great Plains Energy. On April 19, 2017, the Kansas Corporation Commission (KCC) denied our and Great Plains Energy’s merger application.
On July 9, 2017, we entered into an amended and restated agreement and plan of merger with Great Plains Energy that provides for a merger of equals between the two companies. Upon closing, each issued and outstanding share of our common stock will be converted into one share of common stock of a new holding company with a final name still to be determined. Upon closing, each issued and outstanding share of Great Plains Energy common stock will be converted into 0.5981 shares of common stock of the new holding company. Following completion of the merger, our shareholders are expected to own approximately 52.5% of the new holding company and Great Plains Energy’s shareholders are expected to own approximately 47.5% of the new holding company.
The closing of the merger is subject to conditions including, among others, approval of our shareholders representing a majority of the outstanding shares of our common stock; approval of Great Plains Energy’s shareholders representing two-thirds of the outstanding shares of Great Plains Energy common stock; clearance under the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act); receipt of all required regulatory approvals from, among others, the Federal Energy Regulatory Commission (FERC), the NRC, the KCC, and the Missouri Public Service Commission (MPSC) (provided that such approvals do not result in a material adverse effect on Great Plains Energy or us, after giving effect to the merger, measured on the size and scale of Westar and its subsidiaries, taken as a whole); effectiveness of the registration statement for the shares of the new holding company’s common stock to be issued to our shareholders and Great Plains Energy’s shareholders upon consummation of the merger and approval of the listing of such shares on the New York Stock Exchange; the receipt of tax opinions by us and Great Plains Energy that the merger will be treated as a non-taxable event for U.S. federal income tax purposes; there being no shares of Great Plains Energy preference stock outstanding; and Great Plains Energy having not less than $1.25 billion in cash or cash equivalents on its balance sheet. The closing of the merger is also subject to other standard conditions, such as accuracy of representations and warranties, compliance with covenants and the absence of a material adverse effect on either company.
Either party may terminate the amended and restated merger agreement if the merger is not consummated by July 10, 2018, subject to an extension of up to six months. Either party may also terminate the agreement if our shareholders or Great Plains Energy’s shareholders do not approve the merger or an order that prohibits the merger becomes final and non-appealable. There are also termination rights for both parties in certain cases if the other party’s board of directors changes its recommendation to its shareholders regarding approval of the merger, or the other party accepts an alternative, superior offer.

The amended and restated merger agreement provides that Great Plains Energy may be required to pay us a termination fee of $190.0 million if the agreement is terminated due to (i) failure to receive regulatory approval prior to July 10, 2018, subject to an extension of up to six months, (ii) a non-appealable regulatory order enjoining the merger or (iii) Great Plains Energy’s failure to close after all conditions precedent to closing have been satisfied. In addition, we may be required to pay Great Plains Energy a termination fee of $190.0 million if the agreement is terminated by us under certain circumstances, such as entering into a definitive acquisition agreement with respect to a superior proposal or by Great Plains Energy as a result of our board of directors changing its recommendation of the merger prior to our shareholder approval having been obtained. Similarly, Great Plains Energy may be required to pay us a termination fee of $190.0 million if the agreement is terminated by Great Plains Energy under certain circumstances, such as entering into a definitive acquisition agreement with respect to a superior proposal or by us as a result of Great Plains Energy’s board of directors changing its recommendation of the merger prior to its shareholder approval having been obtained. Additionally, if the agreement is terminated by either Great Plains Energy or us as a result of Great Plains Energy’s shareholders not approving the agreement, Great Plains Energy may be required to pay us a termination fee of $80.0 million.

In connection with the merger, we have incurred, and expect to incur additional, merger-related expenses. These expenses are included in our selling, general, and administrative expenses. During 2016, we incurred approximately $10.2 million of merger-related expenses. During the three and six months ended June 30, 2017, we incurred approximately $0.3 million and $0.7 million, respectively, of merger-related expenses. We incurred approximately $7.5 million in additional merger-related expenses in July 2017, with the balance of expenses to be incurred through the closing of the merger. In the event that the merger is consummated, we expect total merger-related expenses will be approximately $45.0 million.
See also Note 13, “Legal Proceedings,” for more information on litigation related to the merger.

4. RATE MATTERS AND REGULATION

KCC Proceedings

In October 2016, we filed an abbreviated rate review with the KCC to update our prices to include capital costs related to La Cygne Generating Station (La Cygne) environmental upgrades, investment to extend the life of Wolf Creek, costs related to programs to improve grid resiliency and costs associated with investments in other environmental projects during 2015. In May 2017, we entered into a settlement agreement with the major parties to the rate review. In June 2017, the agreement was approved by the KCC. The new prices were effective June 2017 and are expected to increase our annual retail revenues by approximately $16.4 million.

In March 2017, the KCC issued an order allowing us to adjust our retail prices to include updated transmission costs as reflected in the transmission formula rate (TFR). The new prices were effective in April 2017 and are expected to increase our annual retail revenues by approximately $12.7 million.

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

•
Level 2 - Pricing inputs are not quoted prices in active markets, but are either directly or indirectly observable. The types of assets and liabilities included in level 2 are typically liquid investments in funds that have a readily determinable fair value calculated using daily NAVs, other financial instruments that are comparable to actively traded securities or contracts, such as treasury securities with pricing interpolated from recent trades of similar securities, or other financial instruments priced with models using highly observable inputs.

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

We record cash and cash equivalents, short-term borrowings and variable-rate debt on our condensed consolidated balance sheets at cost, which approximates fair value. We measure the fair value of fixed-rate debt, a level 2 measurement, based on quoted market prices for the same or similar issues or on the current rates offered for instruments of the same remaining maturities and redemption provisions. The recorded amount of accounts receivable and other current financial instruments approximates fair value.

We measure fair value based on information available as of the measurement date. The following table provides the carrying values and measured fair values of our fixed-rate debt.

	As of June 30, 2017		As of December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
Fixed-rate debt	$3,605,000	$3,846,301	$3,430,000	$3,597,441
Fixed-rate debt of VIEs	111,122	111,850	137,962	139,733

Recurring Fair Value Measurements

The following table provides the amounts and their corresponding level of hierarchy for our assets that are measured at fair value.

As of June 30, 2017	Level 1	Level 2	Level 3	NAV	Total
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity funds	$—	$61,322	$—	$5,048	$66,370
International equity funds	—	42,888	—	—	42,888
Core bond fund	—	32,378	—	—	32,378
High-yield bond fund	—	17,377	—	—	17,377
Emerging markets bond fund	—	16,873	—	—	16,873
Combination debt/equity/other fund	—	13,048	—	—	13,048
Alternative investments fund	—	—	—	20,584	20,584
Real estate securities fund	—	—	—	10,380	10,380
Cash equivalents	133	—	—	—	133
Total Nuclear Decommissioning Trust	133	183,886	—	36,012	220,031
Trading Securities:
Domestic equity funds	—	17,523	—	—	17,523
International equity fund	—	4,361	—	—	4,361
Core bond fund	—	11,739	—	—	11,739
Total Trading Securities	—	33,623	—	—	33,623
Total Assets Measured at Fair Value	$133	$217,509	$—	$36,012	$253,654

As of December 31, 2016	Level 1	Level 2	Level 3	NAV	Total
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity funds	$—	$56,312	$—	$5,056	$61,368
International equity funds	—	35,944	—	—	35,944
Core bond fund	—	27,423	—	—	27,423
High-yield bond fund	—	18,188	—	—	18,188
Emerging markets bond fund	—	14,738	—	—	14,738
Combination debt/equity/other fund	—	13,484	—	—	13,484
Alternative investments fund	—	—	—	18,958	18,958
Real estate securities fund	—	—	—	9,946	9,946
Cash equivalents	73	—	—	—	73
Total Nuclear Decommissioning Trust	73	166,089	—	33,960	200,122
Trading Securities:
Domestic equity funds	—	18,364	—	—	18,364
International equity fund	—	4,467	—	—	4,467
Core bond fund	—	11,504	—	—	11,504
Cash equivalents	156	—	—	—	156
Total Trading Securities	156	34,335	—	—	34,491
Total Assets Measured at Fair Value	$229	$200,424	$—	$33,960	$234,613

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

	As of June 30, 2017		As of December 31, 2016		As of June 30, 2017
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Frequency	Length of Settlement
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity funds	$5,048	$3,129	$5,056	$3,529	(a)	(a)
Alternative investments fund (b)	20,584	—	18,958	—	Quarterly	65 days
Real estate securities fund (b)	10,380	—	9,946	—	Quarterly	65 days
Total	$36,012	$3,129	$33,960	$3,529
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

Price Risk

We use various types of fuel, including coal, natural gas, uranium and diesel to operate our plants and also purchase power to meet customer demand. Our prices and condensed consolidated financial results are exposed to market risks from commodity price changes for electricity and other energy-related products as well as from interest rates. Volatility in these markets impacts our costs of purchased power, costs of fuel for our generating plants and our participation in energy markets. We strive to manage our customers’ and our exposure to market risks through regulatory, operating and financing activities and, when we deem appropriate, we economically hedge a portion of these risks through the use of derivative financial instruments for non-trading purposes.

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

Trading Securities

We hold equity and debt investments that we classify as trading securities in a trust used to fund certain retirement benefit obligations. As of June 30, 2017, and December 31, 2016, we measured the fair value of trust assets at $33.6 million and $34.5 million, respectively. We include unrealized gains or losses on these securities in investment earnings on our condensed consolidated statements of income. For the three and six months ended June 30, 2017, we recorded an unrealized gain of $1.1 million and $2.5 million, respectively, on assets still held in the trust. For the three and six months ended June 30, 2016, we recorded an unrealized gain of $0.6 million and $1.1 million, respectively, on assets still held in the trust.

Available-for-Sale Securities

We hold investments in a trust for the purpose of funding the decommissioning of Wolf Creek. We have classified these investments as available-for-sale and have recorded all such investments at their fair market value as of June 30, 2017, and December 31, 2016.

Using the specific identification method to determine cost, we realized a $0.2 million gain during the three months ended June 30, 2017, and a gain of $0.1 million during the six months ended June 30, 2017. We realized a gain of $0.1 million for the three months ended June 30, 2016, and a loss of $1.4 million for the six months ended June 30, 2016. We record net realized and unrealized gains and losses in regulatory liabilities on our condensed consolidated balance sheets. This reporting is consistent with the method we use to account for the decommissioning costs we recover in our prices. Gains or losses on assets in the trust fund are recorded as increases or decreases, respectively, to regulatory liabilities and could result in lower or higher funding requirements for decommissioning costs, which we believe would be reflected in the prices paid by our customers.

The following table presents the cost, gross unrealized gains and losses, fair value and allocation of investments in the NDT fund as of June 30, 2017, and December 31, 2016.

		Gross Unrealized
Security Type	Cost	Gain	Loss	Fair Value	Allocation
	(Dollars In Thousands)
As of June 30, 2017:
Domestic equity funds	$54,563	$12,260	$(453)	$66,370	30%
International equity funds	35,664	7,224	—	42,888	19%
Core bond fund	32,542	—	(164)	32,378	15%
High-yield bond fund	17,060	317	—	17,377	8%
Emerging markets bond fund	17,047	—	(174)	16,873	8%
Combination debt/equity/other fund	7,980	5,068	—	13,048	6%
Alternative investments fund	15,000	5,584	—	20,584	9%
Real estate securities fund	9,500	880	—	10,380	5%
Cash equivalents	133	—	—	133	<1%
Total	$189,489	$31,333	$(791)	$220,031	100%

As of December 31, 2016:
Domestic equity funds	$53,192	$8,295	$(119)	$61,368	31%
International equity funds	34,502	2,075	(633)	35,944	18%
Core bond fund	27,952	—	(529)	27,423	14%
High-yield bond fund	18,358	—	(170)	18,188	9%
Emerging markets bond fund	16,397	—	(1,659)	14,738	7%
Combination debt/equity/other fund	9,171	4,313	—	13,484	7%
Alternative investments fund	15,000	3,958	—	18,958	9%
Real estate securities fund	9,500	446	—	9,946	5%
Cash equivalents	73	—	—	73	<1%
Total	$184,145	$19,087	$(3,110)	$200,122	100%

The following table presents the fair value and the gross unrealized losses of the available-for-sale securities held in the NDT fund aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2017, and December 31, 2016.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
As of June 30, 2017:
Domestic equity funds	$3,780	$(453)	$—	$—	$3,780	$(453)
Core bond fund	32,378	(164)	—	—	32,378	(164)
Emerging markets bond fund	—	—	16,873	(174)	16,873	(174)
Total	$36,158	$(617)	$16,873	$(174)	$53,031	$(791)

As of December 31, 2016:
Domestic equity funds	$1,788	$(119)	$—	$—	$1,788	$(119)
International equity funds	—	—	7,489	(633)	7,489	(633)
Core bond fund	27,423	(529)	—	—	27,423	(529)
High-yield bond fund	—	—	18,188	(170)	18,188	(170)
Emerging markets bond fund	—	—	14,738	(1,659)	14,738	(1,659)
Total	$29,211	$(648)	$40,415	$(2,462)	$69,626	$(3,110)

7. DEBT FINANCING

In January 2017, Westar Energy retired $125.0 million in principal amount of first mortgage bonds (FMBs) bearing a stated interest at 5.15% maturing January 2017.

In March 2017, Westar Energy issued $300.0 million in principal amount of FMBs bearing a stated interest at 3.10% and maturing April 2027.

8. TAXES

We recorded income tax expense of $35.9 million with an effective income tax rate of 32% for the three months ended June 30, 2017, and income tax expense of $40.5 million with an effective income tax rate of 35% for the same period of 2016. The decrease in the effective income tax rate for the three months ended June 30, 2017, was due primarily to increases in tax benefits from production tax credits, largely from placing the Western Plains Wind Farm in service. We recorded income tax expense of $56.8 million with an effective income tax rate of 29% for the six months ended June 30, 2017, and income tax expense of $79.2 million with an effective income tax rate of 35% for the same period of 2016. The decrease in the effective income tax rate for the six months ended June 30, 2017, was due primarily to a decrease in income before income taxes and increases in tax benefits from production tax credits, largely from placing the Western Plains Wind Farm in service.

As of June 30, 2017, and December 31, 2016, our unrecognized income tax benefits totaled $2.8 million. We do not expect significant changes in our unrecognized income tax benefits in the next 12 months.

As of June 30, 2017, we had $0.1 million accrued for interest related to our unrecognized income tax benefits compared to no amount as of December 31, 2016. We accrued no penalties at either June 30, 2017, or December 31, 2016.

As of June 30, 2017, and December 31, 2016, we had recorded $0.1 million and $1.5 million, respectively, for probable assessments of taxes other than income taxes.

9. PENSION AND POST-RETIREMENT BENEFIT PLANS

The following tables summarize the net periodic costs for our pension and post-retirement benefit plans prior to the effects of capitalization.

	Pension Benefits		Post-retirement Benefits
Three Months Ended June 30,	2017	2016	2017	2016
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$5,218	$4,633	$271	$271
Interest cost	10,621	10,921	1,314	1,393
Expected return on plan assets	(10,760)	(10,663)	(1,718)	(1,708)
Amortization of unrecognized:
Prior service costs	171	174	114	114
Actuarial loss (gain), net	5,489	5,146	(195)	(280)
Net periodic cost (benefit) before regulatory adjustment	10,739	10,211	(214)	(210)
Regulatory adjustment (a)	3,288	3,306	(478)	(486)
Net periodic cost (benefit)	$14,027	$13,517	$(692)	$(696)
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

	Pension Benefits		Post-retirement Benefits
Six Months Ended June 30,	2017	2016	2017	2016
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$10,437	$9,297	$542	$542
Interest cost	21,242	21,880	2,627	2,786
Expected return on plan assets	(21,520)	(21,326)	(3,436)	(3,417)
Amortization of unrecognized:
Prior service costs	341	420	228	228
Actuarial loss (gain), net	10,978	10,534	(390)	(560)
Net periodic cost (benefit) before regulatory adjustment	21,478	20,805	(429)	(421)
Regulatory adjustment (a)	6,576	6,613	(956)	(972)
Net periodic cost (benefit)	$28,054	$27,418	$(1,385)	$(1,393)
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

During the six months ended June 30, 2017 and 2016, we contributed $13.1 million and $11.2 million, respectively, to the Westar Energy pension trust.

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

	Pension Benefits		Post-retirement Benefits
Three Months Ended June 30,	2017	2016	2017	2016
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$1,950	$1,687	$37	$32
Interest cost	2,475	2,414	70	82
Expected return on plan assets	(2,643)	(2,430)	—	—
Amortization of unrecognized:
Prior service costs	14	14	—	—
Actuarial loss (gain), net	1,245	1,089	(13)	(4)
Net periodic cost before regulatory adjustment	3,041	2,774	94	110
Regulatory adjustment (a)	247	483	—	—
Net periodic cost	$3,288	$3,257	$94	$110
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

	Pension Benefits		Post-retirement Benefits
Six Months Ended June 30,	2017	2016	2017	2016
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$3,900	$3,374	$73	$64
Interest cost	4,950	4,828	140	163
Expected return on plan assets	(5,286)	(4,861)	—	—
Amortization of unrecognized:
Prior service costs	28	28	—	—
Actuarial loss (gain), net	2,490	2,178	(25)	(8)
Net periodic cost before regulatory adjustment	6,082	5,547	188	219
Regulatory adjustment (a)	494	966	—	—
Net periodic cost	$6,576	$6,513	$188	$219
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

During the six months ended June 30, 2017, we did not fund Wolf Creek’s pension plan. During the six months ended June 30, 2016, we funded $3.2 million of Wolf Creek’s pension plan contributions.

11. COMMITMENTS AND CONTINGENCIES

Environmental Matters

Set forth below are descriptions of contingencies related to environmental matters that may impact us or our financial results. Our assessment of these contingencies, which are based on federal and state statutes and regulations, and regulatory agency and judicial interpretations and actions, has evolved over time. There are a variety of final and proposed laws and regulations that could have a material adverse effect on our operations and condensed consolidated financial results. Due in part to the complex nature of environmental laws and regulations, we are unable to assess the impact of potential changes that may develop with respect to the environmental contingencies described below.

Cross-State Air Pollution Update Rule

In September 2016, the Environmental Protection Agency (EPA) finalized the Cross-State Air Pollution Update Rule. The final rule addresses interstate transport of nitrogen oxide (NOx) emissions in 22 states including Kansas, Missouri and Oklahoma during the ozone season and the impact from the formation of ozone on downwind states with respect to the 2008 ozone National Ambient Air Quality Standards (NAAQS). Starting with the 2017 ozone season, the final rule will revise the existing ozone season allowance budgets for Missouri and Oklahoma and will establish an ozone season budget for Kansas. Various states and others are challenging the rule in the U.S. Court of Appeals for the D.C. Circuit. We do not believe this rule will have a material impact on our operations and condensed consolidated financial results.

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

In October 2015, the EPA strengthened the ozone NAAQS by lowering the standards from 75 ppb to 70 ppb. In September 2016, the Kansas Department of Health & Environment (KDHE) recommended to the EPA that they designate eight counties in the state of Kansas as in attainment with the standard, and each remaining county in Kansas as in attainment/unclassifiable. The EPA is required to make attainment/nonattainment designations for the revised standards by October 2017, with an option to extend this deadline by one year. If the EPA agrees with the recommended designations for the state of Kansas, we do not believe this will have a material impact on our condensed consolidated financial results.

Various states and others are challenging the revised 2015 ozone NAAQS in the D.C. Circuit. In April 2017, at the request of the EPA, the court issued an order holding the case in abeyance because the new administration is planning to review the 2015 ozone NAAQS and will determine whether to reconsider all or a portion of the rule.

In December 2012, the EPA strengthened an existing NAAQS for one class of PM. In December 2014, the EPA designated the entire state of Kansas as unclassifiable/in attainment with the standard. We do not believe this will have a material impact on our operations or condensed consolidated financial results.

In 2010, the EPA revised the NAAQS for SO2. In March 2015, a federal court approved a consent decree between the EPA and environmental groups. The decree includes specific SO2 emissions criteria for certain electric generating plants that, if met, required the EPA to promulgate attainment/nonattainment designations for areas surrounding these plants.  Tecumseh Energy Center is our only generating station that meets this criteria. In June 2016, the EPA accepted the State of Kansas recommendation to designate the areas surrounding the facility as unclassifiable, completing the second round of the designation process. In addition, in January 2017, KDHE formally recommended to the EPA a 2,000 ton per year limit for Tecumseh Energy Center Unit 7 in order to satisfy the requirements of the 1-hour SO2 Data Requirements Rule that governs the next round of the designations. By agreeing to the 2,000 ton per year limitation, no further characterization of the area surrounding the plant is required.

We continue to communicate with our regulatory agencies regarding these standards and evaluate what impact the revised NAAQS could have on our operations and condensed consolidated financial results. If areas surrounding our facilities are designated in the future as nonattainment and/or we are required to install additional equipment to control emissions at our facilities, it could have a material impact on our operations and condensed consolidated financial results.

Greenhouse Gases

Burning coal and other fossil fuels releases carbon dioxide (CO2) and other gases referred to as GHG. Various regulations under the federal CAA limit CO2 and other GHG emissions, and other measures are being imposed or offered by individual states, municipalities and regional agreements with the goal of reducing GHG emissions.

In October 2015, the EPA published a rule establishing new source performance standards (NSPS) for GHGs that limit CO2 emissions for new, modified and reconstructed coal and natural gas fueled electric generating units to various levels per MWh depending on various characteristics of the units. Legal challenges to the GHG NSPS have been filed in the D.C. Circuit by various states and industry members. Also in October 2015, the EPA published a rule establishing guidelines for states to regulate CO2 emissions from existing power plants. The standards for existing plants are known as the Clean Power Plan (CPP). Under the CPP, interim emissions performance rates must be achieved beginning in 2022 and final emissions performance rates must be achieved by 2030. Legal challenges to the CPP were filed by groups of states and industry members, including us, in the D.C. Circuit. In February 2016, after the U.S. Court of Appeals for the D.C. Circuit denied requests to stay the CPP, the U.S. Supreme Court issued an order granting a stay of the rule pending resolution of the legal challenges. In September 2016, oral arguments were heard before an en banc panel of D.C. Circuit judges and a decision on the legal challenges is pending.

In March 2017, President Trump signed an Executive Order instructing the EPA to immediately review the CPP and GHG NSPS, and “if appropriate . . . as soon as practicable . . . publish for notice and comment proposed rules suspending, revising or rescinding those rules.” On the same day the Executive Order was signed, the EPA filed motions with the D.C. Circuit asking the court to hold the challenges to the CPP and the GHG NSPS in abeyance while the EPA completes its administrative review of the rules and issues any forthcoming rulemakings. In April 2017, the court issued orders to hold the cases in abeyance for 60 days and requested briefing on whether the cases should be remanded to the EPA or continue to be held in abeyance. In May 2017, all parties in the case filed supplemental briefs stating their positions regarding remanding the rule back to the EPA or continuing to hold the case in abeyance.

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

Due to the future uncertainty of the CPP, we cannot determine the impact on our operations or condensed consolidated financial results, but we believe the cost to comply with the CPP, should it be upheld and implemented in its current or a substantially similar form, could be material.

Water

We discharge some of the water used in our operations. This water may contain substances deemed to be pollutants. Revised rules governing such discharges from coal-fired power plants were issued in November 2015. The final rule establishes effluent limitations guidelines (ELGs) and standards for wastewater discharges, including limits on the amount of toxic metals and other pollutants that can be discharged. Implementation timelines for these requirements vary from 2019 to 2023. In April 2017, the EPA announced it is reconsidering the ELG rule and court challenges have been placed in abeyance pending the EPA’s review. In June 2017, the EPA proposed a rule to postpone the compliance dates for the new, more stringent, effluent limitations and pretreatment standards for each of the following waste streams: fly ash transport water, bottom ash transport water, flue gas desulfurization wastewater, flue gas mercury control wastewater, and gasification wastewater. These compliance dates would be postponed until the EPA completes its administrative reconsideration of the ELG rule. We are evaluating the final rule and related developments and cannot predict the resulting impact on our operations or condensed consolidated financial results, but believe costs to comply could be material if the rule is implemented in its current or substantially similar form.

In October 2014, the EPA’s final standards for cooling intake structures at power plants to protect aquatic life took effect. The standards, based on Section 316(b) of the federal Clean Water Act (CWA), require subject facilities to choose among seven best available technology options to reduce fish impingement. In addition, some facilities must conduct studies to assist permitting authorities to determine whether and what site-specific controls, if any, would be required to reduce entrainment of aquatic organisms. Our current analysis indicates this rule will not have a significant impact on our coal plants that employ cooling towers. Biological monitoring may be required for La Cygne and Wolf Creek. We are currently evaluating the rule’s impact on those two plants and cannot predict the resulting impact on our operations or condensed consolidated financial results, but we do not expect it to be material.

In June 2015, the EPA along with the U.S. Army Corps of Engineers issued a final rule, effective August 2015, defining the Waters of the United States (WOTUS) for purposes of the CWA. This rulemaking has the potential to impact all programs under the CWA. Expansion of regulated waterways is possible under the rule depending on regulating authority interpretation, which could impact several permitting programs. Various states and others have filed lawsuits challenging the WOTUS rule in district courts and courts of appeals across the country. The appellate court challenges have been consolidated in the U.S. Court of Appeals for the Sixth Circuit and, in October 2015, the Sixth Circuit issued an order that temporarily stays implementation of the WOTUS rule nationwide pending the outcome of the various legal challenges. In July 2017, the EPA and the U.S. Army Corps of Engineers published in the Federal Register a proposed rule that would, if implemented, reinstate the definition of WOTUS that existed prior to the June 2015 expansion of the definition. We are currently evaluating the WOTUS rule and related developments. We do not believe the rule, if upheld and implemented in its current or substantially similar form, will have a material impact on our operations or condensed consolidated financial results.

Regulation of Coal Combustion Residuals

In the course of operating our coal generation plants, we produce coal combustion residuals (CCRs), including fly ash, gypsum and bottom ash. We recycle some of our ash production, principally by selling to the aggregate industry. The EPA published a rule to regulate CCRs in April 2015, which we believe will require additional CCR handling, processing and storage equipment and closure of certain ash disposal ponds. Impacts to operations will be dependent on the development of groundwater monitoring of CCR units being completed in 2017. The Water Infrastructure Improvements for the Nation Act allows states to achieve delegated authority for CCR rules from the EPA. This has the potential to impact compliance options. We have recorded an ARO for our current estimate for closure of ash disposal ponds but we may be required to record additional AROs in the future due to changes in existing CCR regulations, changes in interpretation of existing CCR regulations or changes in the timing or cost to close ash disposal ponds. If additional AROs are necessary, we believe the impact on our operations or condensed consolidated financial results could be material.

SPP Revenue Crediting

We are a member of the Southwest Power Pool, Inc. (SPP) RTO, which coordinates the operation of a multi-state interconnected transmission system. In 2016, the SPP completed a process of allocating revenue credits under its Open Access Transmission Tariff to sponsors of certain transmission system upgrades. Qualifying upgrades are generation interconnection or transmission service projects that benefit SPP members and that are paid for directly by a sponsor without customer support. The SPP determined sponsors are entitled to revenue credits for previously completed upgrades, and members are obligated to pay for revenue credits attributable to these historical upgrades.  As a result, in November 2016 we paid the SPP $7.6 million related to revenue credits attributable to historical upgrades from March 2008 to August 2016.

In 2017, the SPP notified us that it would be issuing revised allocations.  Due to the complexity of the allocation process, including the large number of transmission service requests associated with the upgrades at issue, the number of years included in the process and the complexity surrounding the manner in which revenue credits are allocated, we are unable to estimate whether the amount we previously paid will change.  If the SPP’s revised calculation allocates additional charges to us, we believe that most of the additional charges will be recovered from our customers in future prices.

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

Wolf Creek is currently evaluating alternatives for expanding its existing on-site spent nuclear fuel storage to provide additional capacity prior to 2025. Wolf Creek has finalized a settlement agreement through 2019 with the DOE for reimbursement of costs to construct this facility that would not have otherwise been incurred had the DOE began accepting spent nuclear fuel.  As a co-owner of Wolf Creek, we received $0.8 million of the settlement representing reimbursement of costs incurred through 2015 for project planning. We plan to apply for reimbursement of additional costs incurred after 2015. We cannot predict when, or if, an off-site storage site or alternative disposal site will be available to receive Wolf Creek’s spent nuclear fuel and will continue to monitor this activity.

12. ASSET RETIREMENT OBLIGATIONS

In 2017, we recorded a new ARO liability of approximately $13.5 million corresponding to placing Western Plains Wind Farm in service. In addition, we revised our AROs by $34.7 million relating to asbestos removal, CCR and other owned windfarms. See Note 11, “Commitments and Contingencies - Regulation of Coal Combustion Residuals,” for additional information related to the CCR rule.

The change in the balance of our ARO liability from December 31, 2016, through June 30, 2017, is summarized in the following table.

(In Thousands)
Balance as of December 31, 2016	$323,951
Increase in ARO liabilities	13,471
Liabilities settled	(1,431)
Accretion expense	8,077
Revisions in estimated cash flows	34,713
Balance as of June 30, 2017	378,781
Balance included in other current liabilities	(10,548)
Long-term AROs	$368,233

13. LEGAL PROCEEDINGS

We and our subsidiaries are involved in various legal, environmental and regulatory proceedings. We believe that adequate provisions have been made and accordingly believe that the ultimate disposition of such matters will not have a material effect on our condensed consolidated financial results. See Note 4, “Rate Matters and Regulation,” and Note 11, “Commitments and Contingencies,” for additional information.

Pending Merger

Following the announcement of the original merger agreement, two putative class action complaints (which were consolidated and superseded by a consolidated complaint) and one putative derivative complaint challenging the merger were filed in the District Court of Shawnee County, Kansas.

The consolidated putative class action complaint, filed on July 25, 2016, is captioned In re Westar Energy, Inc. Stockholder Litigation, Case No. 2016-CV-000457. This complaint names as defendants Westar Energy, the members of our board of directors and Great Plains Energy. The complaint asserts that the members of our board of directors breached their fiduciary duties to our shareholders in connection with the original merger. It also asserts that Westar Energy and Great Plains Energy aided and abetted such breaches of fiduciary duties. The complaint alleges, among other things, that (i) the original merger consideration deprived our shareholders of fair consideration for their shares, (ii) the original merger agreement contained deal protection provisions that unfairly favored Great Plains Energy and discouraged third parties from submitting potentially superior proposals, (iii) the disclosures were misleading and/or omitted material information necessary for our shareholders to make an informed decision whether to vote in favor of the original merger and (iv) if the original merger were to have been consummated, certain of our directors and officers may have received significant benefits. The complaint seeks, among other remedies, (i) injunctive relief enjoining the original merger, (ii) rescission of the original merger agreement or rescissory damages, (iii) a directive to members of our board of directors to account for all damages caused by them as a result of their breaches of their fiduciary duties and (iv) an award for costs and disbursements, including attorneys’ fees and experts’ fees.

The putative derivative complaint, filed on July 5, 2016, and as amended on August 25, 2016, is captioned Braunstein v. Chandler et al., Case No. 2016-CV-000502. This putative derivative action names as defendants the members of our board of directors, Great Plains Energy and a subsidiary of Great Plains Energy, with Westar Energy named as a nominal defendant. The complaint asserts that the members of our board of directors breached their fiduciary duties to our shareholders in connection with the original merger. It also asserts that Great Plains Energy and a subsidiary of Great Plains Energy aided and abetted such breaches of fiduciary duties. The complaint alleges, among other things, that the members of our board of directors failed to obtain the best possible price for our shareholders in the original merger because of a flawed process that discouraged third parties from submitting potentially superior proposals, and that the disclosures are false or misleading due to the omission of certain information. The complaint seeks, among other remedies, (i) a direction that the director defendants exercise their fiduciary duties to obtain a transaction which is in the best interests of us and our shareholders, (ii) a declaration that the original merger was entered into in breach of the fiduciary duties of the defendants and is therefore unlawful and unenforceable, (iii) rescission of the original merger agreement, (iv) the imposition of a constructive trust in favor of the plaintiff, on behalf of us, upon any benefits improperly received by the named defendants as a result of their wrongful conduct, (v) award for costs, including attorneys’ fees and experts’ fees, and (vi) the imposition of an injunction against the defendants and others from consummating the original merger on the terms proposed.

On September 21, 2016, the parties in the consolidated putative class action and the putative derivative complaint independently agreed to withdraw requests for injunctive relief and otherwise agreed in principle to dismissing the actions with prejudice and to providing releases. In exchange, the parties in the putative derivative complaint agreed that we would make supplemental disclosures to the shareholders, which disclosures were made in a Form 8-K filed on September 21, 2016, and the parties in the consolidated putative class action agreed that we would (i) make the disclosures in the Form 8-K filed on September 21, 2016, and (ii) grant waivers of the prohibition on requesting a waiver of the standstill provisions in the confidentiality and standstill agreements executed by the bidders that participated in the our sale process. These agreements do not constitute any admission by any of the defendants as to the merits of any claims. The September 2016 agreement in principle may be null and void as a result of entering into the amended and restated merger agreement in July 2017. The outcome of litigation is inherently uncertain, and we cannot predict how existing litigation will progress, or whether additional claims may result from the amended and restated merger agreement. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger closes may adversely affect the combined company’s business, financial condition or results of operation.

14. VARIABLE INTEREST ENTITIES

In determining the primary beneficiary of a VIE, we assess the entity’s purpose and design, including the nature of the entity’s activities and the risks that the entity was designed to create and pass through to its variable interest holders. A reporting enterprise is deemed to be the primary beneficiary of a VIE if it has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The primary beneficiary of a VIE is required to consolidate the VIE. The trusts holding our 8% interest in Jeffrey Energy Center (JEC) and our 50% interest in La Cygne unit 2 are VIEs. Upon the expiration of a purchase option in July 2017, we are no longer the primary beneficiary of the trust holding our 8% interest in JEC. We remain the primary beneficiary of the trust holding our 50% interest in La Cygne unit 2.

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

8% Interest in Jeffrey Energy Center

Under an agreement that expires in January 2019, we lease an 8% interest in JEC from a trust. The trust was financed with an equity contribution from an owner participant and debt issued by the trust. The trust was created specifically to purchase the 8% interest in JEC and lease it to a third party, and does not hold any other assets. We met the requirements to be considered the primary beneficiary of the trust until July 2017, when a contractual option to purchase the 8% interest in the plant covered by the lease expired. Accordingly, we will deconsolidate the trust in the third quarter.

In determining the primary beneficiary of the trust, we had concluded that the activities of the trust that most significantly impacted its economic performance and that we had the power to direct included (1) the operation and maintenance of the 8% interest in JEC, (2) our ability to exercise an option that expired in July 2017 to purchase the plant at the end of the agreement at the lesser of fair value or a fixed amount and (3) our option to require refinancing of the trust’s debt. We had the potential to receive benefits from the trust that could potentially be significant if the fair value of the 8% interest in JEC at the end of the agreement was greater than the fixed amount. The possibility of lower interest rates upon refinancing the debt also created the potential for us to receive significant benefits.

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

Financial Statement Impact

We have recorded the following assets and liabilities on our condensed consolidated balance sheets related to the VIEs described above.

	As of	As of
	June 30, 2017	December 31, 2016
	(In Thousands)
Assets:
Property, plant and equipment of variable interest entities, net	$252,737	$257,904
Regulatory assets (a)	11,155	10,396

Liabilities:
Current maturities of long-term debt of variable interest entities	$28,538	$26,842
Accrued interest (b)	706	867
Long-term debt of variable interest entities, net	82,653	111,209
_______________
(a) Included in long-term regulatory assets on our condensed consolidated balance sheets.
(b) Included in accrued interest on our condensed consolidated balance sheets.

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

In Management’s Discussion and Analysis, we discuss our operating results for the three and six months ended June 30, 2017, compared to the same periods of 2016, our general financial condition and significant changes that occurred during 2017. As you read Management’s Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

SUMMARY OF SIGNIFICANT ITEMS

Proposed Merger with Great Plains Energy

On July 9, 2017, we entered into an amended and restated agreement and plan of merger with Great Plains Energy that provides for a merger of equals between the two companies. Upon closing, each issued and outstanding share of our common stock will be converted into one share of common stock of a new holding company with a final name still to be determined. Upon closing, each issued and outstanding share of Great Plains Energy common stock will be converted into 0.5981 shares of common stock of the new holding company. Following completion of the merger, our shareholders are expected to own approximately 52.5% of the new holding company and Great Plains Energy’s shareholders are expected to own approximately 47.5% of the new holding company. We currently expect to close the transaction in the first half of 2018. For more information, see Notes 3 and 13 of the Notes to Condensed Consolidated Financial Statements, “Pending Merger” and “Legal Proceedings,” respectively, and Item “1A. Risk Factors.”

Earnings Per Share

Following is a summary of our net income and basic EPS.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(Dollars In Thousands, Except Per Share Amounts)
Net income attributable to Westar Energy, Inc.	$72,065	$72,340	$(275)	$131,726	$137,925	$(6,199)
Earnings per common share, basic	0.50	0.51	(0.01)	0.92	0.97	(0.05)

Net income and basic EPS decreased for the three and six months ended June 30, 2017, compared to the same periods in 2016, due primarily to lower retail sales. The lower retail sales were attributable principally to milder weather. For the six months ended June 30, 2017, we recorded $6.6 million less in corporate-owned life insurance (COLI) benefits. For the three and six months ended June 30, 2017, we recorded $9.8 million and $14.8 million, respectively, more in depreciation due in part to the operation of our Western Plains Wind Farm. Partially offsetting these decreases was a decrease in merger-related expenses for the three and six months ended June 30, 2017 of $7.5 million and $7.1 million, respectively.

Current Trends

The following is an update to and is to be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K.

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations. Environmental laws and regulations affecting our operations are overlapping, complex, subject to changes, have generally become more stringent over time and are expensive to implement. There are a variety of final and proposed laws and regulations that could have a material adverse effect on our operations and condensed consolidated financial results. See Note 11 of the Notes to Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for a discussion of environmental costs, laws, regulations and other contingencies.

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

From December 31, 2016, through June 30, 2017, we did not experience any significant changes in our critical accounting estimates. For additional information, see our 2016 Form 10-K.

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

Three and Six Months Ended June 30, 2017, Compared to Three and Six Months Ended June 30, 2016

Below we discuss our operating results for the three and six months ended June 30, 2017, compared to the results for the three and six months ended June 30, 2016. Significant changes in results of operations shown in the table immediately below are further explained in the descriptions that follow.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(Dollars In Thousands, Except Per Share Amounts)
REVENUES:
Residential	$188,142	$202,838	$(14,696)	(7.2)	$364,310	$382,128	$(17,818)	(4.7)
Commercial	182,110	188,197	(6,087)	(3.2)	337,817	353,870	(16,053)	(4.5)
Industrial	107,990	108,004	(14)	—	206,506	208,702	(2,196)	(1.1)
Other retail	(10,092)	(16,502)	6,410	38.8	(22,440)	(30,884)	8,444	27.3
Total Retail Revenues	468,150	482,537	(14,387)	(3.0)	886,193	913,816	(27,623)	(3.0)
Wholesale	63,044	66,687	(3,643)	(5.5)	140,411	134,099	6,312	4.7
Transmission	70,152	66,620	3,532	5.3	139,593	130,535	9,058	6.9
Other	7,975	5,604	2,371	42.3	15,698	12,448	3,250	26.1
Total Revenues	609,321	621,448	(12,127)	(2.0)	1,181,895	1,190,898	(9,003)	(0.8)
OPERATING EXPENSES:
Fuel and purchased power	111,790	118,630	(6,840)	(5.8)	225,645	218,688	6,957	3.2
SPP network transmission costs	61,763	55,227	6,536	11.8	122,437	115,987	6,450	5.6
Operating and maintenance	87,158	85,619	1,539	1.8	168,356	163,377	4,979	3.0
Depreciation and amortization	94,029	84,226	9,803	11.6	182,655	167,866	14,789	8.8
Selling, general and administrative	57,579	75,724	(18,145)	(24.0)	116,735	132,179	(15,444)	(11.7)
Taxes other than income tax	41,890	48,407	(6,517)	(13.5)	84,606	97,375	(12,769)	(13.1)
Total Operating Expenses	454,209	467,833	(13,624)	(2.9)	900,434	895,472	4,962	0.6
INCOME FROM OPERATIONS	155,112	153,615	1,497	1.0	281,461	295,426	(13,965)	(4.7)
OTHER INCOME (EXPENSE):
Investment earnings	2,636	2,280	356	15.6	5,790	4,296	1,494	34.8
Other income	523	3,382	(2,859)	(84.5)	1,823	12,860	(11,037)	(85.8)
Other expense	(2,647)	(2,908)	261	9.0	(7,963)	(8,451)	488	5.8
Total Other Income (Expense)	512	2,754	(2,242)	(81.4)	(350)	8,705	(9,055)	(104.0)
Interest expense	43,679	39,683	3,996	10.1	84,774	80,114	4,660	5.8
INCOME BEFORE INCOME TAXES	111,945	116,686	(4,741)	(4.1)	196,337	224,017	(27,680)	(12.4)
Income tax expense	35,906	40,542	(4,636)	(11.4)	56,816	79,165	(22,349)	(28.2)
NET INCOME	76,039	76,144	(105)	(0.1)	139,521	144,852	(5,331)	(3.7)
Less: Net income attributable to noncontrolling interests	3,974	3,804	170	4.5	7,795	6,927	868	12.5
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$72,065	$72,340	$(275)	(0.4)	$131,726	$137,925	$(6,199)	(4.5)
BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC.	$0.50	$0.51	$(0.01)	(2.0)	$0.92	$0.97	$(0.05)	(5.2)
DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC.	$0.50	$0.51	$(0.01)	(2.0)	$0.92	$0.97	$(0.05)	(5.2)

Gross Margin

Fuel and purchased power costs fluctuate with electricity sales and unit costs. As permitted by regulators, we adjust our retail prices to reflect changes in the costs of fuel and purchased power. Fuel and purchased power costs for wholesale customers are recovered at prevailing market prices or based on a predetermined formula with a price adjustment approved by FERC. As a result, changes in fuel and purchased power costs are offset in revenues with minimal impact on net income. In addition, SPP network transmission costs fluctuate due primarily to investments by us and other members of the SPP for upgrades to the transmission grid within the SPP RTO. As with fuel and purchased power costs, changes in SPP network transmission costs are mostly reflected in the prices we charge customers with minimal impact on net income. For these reasons, we believe gross margin is useful for understanding and analyzing changes in our operating performance from one period to the next. We calculate gross margin as total revenues, including transmission revenues, less the sum of fuel and purchased power costs and amounts billed by the SPP for network transmission costs. Accordingly, gross margin reflects transmission revenues and costs on a net basis. The following table summarizes our gross margin for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(Dollars In Thousands)
Revenues	$609,321	$621,448	$(12,127)	(2.0)	$1,181,895	$1,190,898	$(9,003)	(0.8)
Less: Fuel and purchased power expense	111,790	118,630	(6,840)	(5.8)	225,645	218,688	6,957	3.2
SPP network transmission costs	61,763	55,227	6,536	11.8	122,437	115,987	6,450	5.6
Gross Margin	$435,768	$447,591	$(11,823)	(2.6)	$833,813	$856,223	$(22,410)	(2.6)

The following table reflects changes in electricity sales for the three and six months ended June 30, 2017 and 2016. No electricity sales are shown for transmission or other as they are not directly related to the amount of electricity we sell.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(Thousands of MWh)
ELECTRICITY SALES:
Residential	1,393	1,492	(99)	(6.6)	2,747	2,889	(142)	(4.9)
Commercial	1,814	1,875	(61)	(3.3)	3,432	3,533	(101)	(2.9)
Industrial	1,422	1,391	31	2.2	2,756	2,693	63	2.3
Other retail	25	19	6	31.6	44	40	4	10.0
Total Retail	4,654	4,777	(123)	(2.6)	8,979	9,155	(176)	(1.9)
Wholesale	1,993	1,696	297	17.5	4,484	3,570	914	25.6
Total	6,647	6,473	174	2.7	13,463	12,725	738	5.8

Gross margin decreased for the three and six months ended June 30, 2017, compared to the same periods in 2016, due primarily to lower retail sales. The lower retail sales were attributable principally to more mild weather, which particularly impacts residential and commercial customers. During the three and six months ended June 30, 2017, compared to the same period in 2016, there were approximately 14% and 12%, respectively, fewer cooling degree days. During the six months ended June 30, 2017, compared to the same period in 2016, there were approximately 7% fewer heating degree days. Additionally, since 2016 was a leap year, this also contributed to lower retail sales as there was one less calendar day during the six months ended June 30, 2017. Partially offsetting the impact of less favorable weather for both periods was improved sales to industrial customers due partially to a few of our larger, lower margin chemical and oil customers who experienced improved global demand for their products.

Income from operations, which is calculated and presented in accordance with GAAP in our condensed consolidated statements of income, is the most directly comparable measure to our presentation of gross margin, which is a non-GAAP measure. Our presentation of gross margin should not be considered in isolation or as a substitute for income from operations. Additionally, our presentation of gross margin may not be comparable to similarly titled measures reported by other companies. The following table reconciles income from operations with gross margin for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(Dollars In Thousands)
Income from operations	$155,112	$153,615	$1,497	1.0	$281,461	$295,426	$(13,965)	(4.7)
Plus: Operating and maintenance expense	87,158	85,619	1,539	1.8	168,356	163,377	4,979	3.0
Depreciation and amortization expense	94,029	84,226	9,803	11.6	182,655	167,866	14,789	8.8
Selling, general and administrative expense	57,579	75,724	(18,145)	(24.0)	116,735	132,179	(15,444)	(11.7)
Taxes other than income tax	41,890	48,407	(6,517)	(13.5)	84,606	97,375	(12,769)	(13.1)
Gross margin	$435,768	$447,591	$(11,823)	(2.6)	$833,813	$856,223	$(22,410)	(2.6)

Operating Expenses and Other Income and Expense Items

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(Dollars in Thousands)
Operating and maintenance expense	$87,158	$85,619	$1,539	1.8	$168,356	$163,377	$4,979	3.0

Operating and maintenance expense increased for the three months ended June 30, 2017, compared to the same period in 2016, due primarily to:

•	a $3.6 million increase in steam generation due primarily to a scheduled outage at JEC; and

•	a $1.3 million increase due to the start of operation of our Western Plains Wind Farm in March 2017; however,

•	partially offsetting was a $4.6 million decrease in nuclear operating and maintenance costs due primarily to receiving a legal settlement for Wolf Creek.

Operating and maintenance expense increased for the six months ended June 30, 2017, compared to the same period in 2016, due primarily to:

•	a $5.6 million increase in distribution maintenance expense;

•	a $3.1 million increase in steam generation due primarily to a scheduled outage at JEC; and

•	a $1.7 million increase due to the start of operation of our Western Plains Wind Farm in March 2017; however,

•	partially offsetting increases was a $6.0 million decrease in nuclear operating and maintenance costs due primarily to receiving a legal settlement for Wolf Creek.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(Dollars in Thousands)
Depreciation and amortization expense	$94,029	$84,226	$9,803	11.6	$182,655	$167,866	$14,789	8.8

Depreciation and amortization expense increased during the three and six months ended June 30, 2017, compared to the same periods in 2016, due in part to the start of operation of our Western Plains Wind Farm in March 2017.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(Dollars in Thousands)
Selling, general and administrative expense	$57,579	$75,724	$(18,145)	(24.0)	$116,735	$132,179	$(15,444)	(11.7)

Selling, general and administrative expense decreased during the three and six months ended June 30, 2017, compared to the same periods in 2016, due primarily to:

•a decrease of merger-related expenses of $7.5 million and $7.1 million, respectively; and

•	a decrease in employee benefit costs of $4.9 million and $3.1 million, respectively, attributable partially to our having fewer employees.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(Dollars in Thousands)
Taxes other than income tax	$41,890	$48,407	$(6,517)	(13.5)	$84,606	$97,375	$(12,769)	(13.1)

Taxes other than income tax decreased for the three and six months ended June 30, 2017, compared to the same periods in 2016, due primarily to a decrease of $6.7 million and $13.4 million, respectively, in property tax expense amortization. This represents the amortization of the regulatory asset comprised of actual costs incurred for property taxes in the prior year in excess of amounts collected in our prices in the prior year.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(Dollars in Thousands)
Other income	$523	$3,382	$(2,859)	(84.5)	$1,823	$12,860	$(11,037)	(85.8)

Other income decreased for the three and six months ended June 30, 2017, compared to the same periods in 2016, due primarily to:

•a decrease in equity AFUDC of $2.8 million and $4.5 million, respectively; and
•for the six month period, our having recorded $6.6 million less in COLI benefits.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(Dollars in Thousands)
Interest expense	$43,679	$39,683	$3,996	10.1	$84,774	$80,114	$4,660	5.8

Interest expense increased for the three and six months ended June 30, 2017, compared to the same period in 2016, due primarily to:

•	an increase in interest expense on long-term debt of $2.8 million and $4.2 million, respectively, due primarily to the issuance of FMBs during June 2016; and

•	a decrease in debt AFUDC of $1.4 million and $1.6 million, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(Dollars in Thousands)
Income tax expense	$35,906	$40,542	$(4,636)	(11.4)	$56,816	$79,165	$(22,349)	(28.2)

Income tax expense decreased for the three months ended June 30, 2017, compared to the same period in 2016, due primarily to an increase in tax benefits from production tax credits, largely from placing the Western Plains Wind Farm in service.

Income tax expense decreased for the six months ended June 30, 2017, compared to the same period in 2016, due primarily to lower income before income taxes and an increase in tax benefits from production tax credits.

FINANCIAL CONDITION

A number of factors affected amounts recorded on our balance sheet as of June 30, 2017, compared to December 31, 2016.

	As of	As of
	June 30, 2017	December 31, 2016	Change	% Change
	(Dollars in Thousands)
Regulatory assets	$861,067	$879,862	$(18,795)	(2.1)
Regulatory liabilities	242,258	239,453	2,805	1.2
Net regulatory assets	$618,809	$640,409	$(21,600)	(3.4)

Total regulatory assets decreased due primarily to the following items:

•	a $17.0 million decrease in deferred employee benefit costs;

•	a $14.1 million decrease in amounts due from customers for future income taxes; and

•	a $7.1 million decrease in amounts deferred for Wolf Creek refueling and maintenance outages; however,

•	partially offsetting these decreases was spending $12.3 million more than collected for the cost to remove retired plant assets; and

•	an $11.0 million increase in AROs.

Total regulatory liabilities increased due primarily to the following items:

•	a $19.9 million increase in the fair value of the NDT; and

•	a $2.5 million increase in amounts recognized in setting our prices in excess of actual pension and post-retirement expense; however,

•	partially offsetting these increases was spending $5.7 million more than collected for the cost to remove retired plant assets; and

•	a $1.2 million decrease for the FERC settlement refund obligation and a $1.3 million decrease for the KCC approved refund obligation related to the reduced ROE in our TFR.

	As of	As of
	June 30, 2017	December 31, 2016	Change	% Change
	(Dollars in Thousands)
Short-term debt	$329,200	$366,700	$(37,500)	(10.2)

Short-term debt decreased due primarily to Westar Energy issuing $300.0 million in principal amount of FMBs, the proceeds for which were used to repay a portion of commercial paper borrowings, and us retiring $125.0 million in principal amount of FMBs. See Note 7 of the Notes to Condensed Consolidated Financial Statements, “Debt Financing” for additional information.

	As of	As of
	June 30, 2017	December 31, 2016	Change	% Change
	(Dollars in Thousands)
Current maturities of long-term debt	$—	$125,000	$(125,000)	(100.0)
Long-term debt, net	3,686,180	3,388,670	297,510	8.8
Total long-term debt	$3,686,180	$3,513,670	$172,510	4.9

Westar Energy issued $300.0 million in principal amount of FMBs and retired $125.0 million in principal amounts of FMBs. See Note 7 of the Notes to Condensed Consolidated Financial Statements, “Debt Financing” for additional information.

	As of	As of
	June 30, 2017	December 31, 2016	Change	% Change
	(Dollars in Thousands)
Current maturities of long-term debt of variable interest entities	$28,538	$26,842	$1,696	6.3
Long-term debt of variable interest entities	82,653	111,209	(28,556)	(25.7)
Total long-term debt of variable interest entities	$111,191	$138,051	$(26,860)	(19.5)

Total long-term debt of VIEs decreased due to the VIEs that hold the JEC and La Cygne leasehold interests having made principal payments totaling $26.8 million.

	As of	As of
	June 30, 2017	December 31, 2016	Change	% Change
	(Dollars in Thousands)
Deferred income taxes	$1,794,177	$1,752,776	$41,401	2.4

Deferred income taxes increased due primarily to the use of bonus and acceleration depreciation methods. This increase was partially offset by the increase of tax assets related to the deferral of current year net operating losses.

	As of	As of
	June 30, 2017	December 31, 2016	Change	% Change
	(Dollars in Thousands)
Asset retirement obligations	$368,233	$323,951	$44,282	13.7

AROs increased due primarily to revisions for asbestos of $19.1 million and a new obligation estimated at $13.5 million related to the completion of Western Plains Wind Farm. See Note 12 of the Notes to Condensed Consolidated Financial Statements, “Asset Retirement Obligations” for additional information.

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

Short-Term Borrowings

Westar Energy maintains a commercial paper program pursuant to which it may issue commercial paper up to a maximum aggregate amount outstanding at any one time of $1.0 billion. This program is supported by Westar Energy’s revolving credit facilities. Maturities of commercial paper issuances may not exceed 365 days from the date of issuance and proceeds from such issuances will be used to temporarily fund capital expenditures, to redeem debt on an interim basis, for working capital and/or for other general corporate purposes. As of August 2, 2017, Westar Energy had $331.5 million of commercial paper issued and outstanding.

Westar Energy has two revolving credit facilities in the amounts of $730.0 million and $270.0 million. The $730.0 million facility will expire in September 2019, $20.7 million of which will expire in September 2017. The $270.0 million credit facility will expire in February 2018. As long as there is no default under the facilities, the $730.0 million and $270.0 million facilities may be extended an additional year and the aggregate amount of borrowings under the $730.0 million and $270.0 million facilities may be increased to $1.0 billion and $400.0 million, respectively, subject to lender participation. All borrowings under the facilities are secured by KGE FMBs. Total combined borrowings under the revolving credit facilities and the commercial paper program may not exceed $1.0 billion at any given time. As of August 2, 2017, no amounts were borrowed and $19.0 million in letters of credit had been issued under the $730.0 million facility. No amounts were borrowed and no letters of credit were issued under the $270.0 million facility as of the same date.

Long-Term Debt Financing

In January 2017, Westar Energy retired $125.0 million in principal amount of FMBs bearing a stated interest at 5.15% maturing January 2017.

In March 2017, Westar Energy issued $300.0 million in principal amount of FMBs bearing a stated interest at 3.10% and maturing April 2027.

Debt Covenants

We were in compliance with our debt covenants as of June 30, 2017.

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

As of August 2, 2017, our ratings with the agencies are as shown in the table below.

	Westar Energy First Mortgage Bond Rating	KGE First Mortgage Bond Rating	Westar Energy Commercial Paper	Rating Outlook
Moody’s	A2	A2	P-2	Stable
S&P (a)	A	A	A-2	Positive
_______________

(a)
In July 2017, following the public announcement of the amended and restated agreement and plan of merger with Great Plains Energy, S&P revised its outlook for Westar Energy and KGE to positive from negative, pending the outcome of the merger.

Summary of Cash Flows

	Six Months Ended June 30,
	2017	2016	Change	% Change
	(Dollars In Thousands)
Cash flows from (used in):
Operating activities	$363,324	$328,681	$34,643	10.5
Investing activities	(399,118)	(495,963)	96,845	19.5
Financing activities	35,938	169,264	(133,326)	(78.8)
Net change in cash and cash equivalents	$144	$1,982	$(1,838)	(92.7)

Cash Flows from Operating Activities

Cash flows from operating activities increased due principally to our having received $20.3 million more for wholesale power sales and transmission services, receiving $14.5 million more from retail customers, and receiving a $13.0 million refund for income taxes. Partially offsetting these increases was our having received $6.6 million less in COLI proceeds.
Cash Flows used in Investing Activities
Cash flows used in investing activities decreased due primarily to our having invested $120.0 million less in additions to property, plant and equipment primarily related to the completion of construction of Western Plains Wind Farm partially offset by our having received $24.0 million less from our investment in COLI.

Cash Flows from Financing Activities

Cash flows from financing activities decreased due principally to our having issued $162.0 million less in long-term debt of VIEs, issued $100.3 million less in long-term debt and redeemed $75.0 million more in long-term debt. Partially offsetting these decreases was our having redeemed $163.5 million less in long-term debt of VIEs and repaid $35.7 million less in commercial paper.

Pension Contribution

During the six months ended June 30, 2017, we contributed $13.1 million to the Westar Energy pension trust. No payments were made to fund Wolf Creek’s pension plan during the same period.

OFF-BALANCE SHEET ARRANGEMENTS

From December 31, 2016, through June 30, 2017, our off-balance sheet arrangements did not change materially. For additional information, see our 2016 Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

From December 31, 2016, through June 30, 2017, our contractual obligations and commercial commitments did not change materially outside the ordinary course of business. For additional information, see our 2016 Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in commodity prices, counterparty credit, interest rates, and debt and equity instrument values. From December 31, 2016, to June 30, 2017, no significant changes occurred in our market risk exposure. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2016 Form 10-K for additional information.

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on legal proceedings is set forth in Notes 11 and 13 of the Notes to Condensed Consolidated Financial Statements, “Commitments and Contingencies” and “Legal Proceedings,” respectively, which are incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our 2016 Form 10-K contains descriptions of risk factors relating to us, as required by Item 503(c) of Regulation S-K. The risk factors under the heading “Risks Relating to the Pending Merger” included in the 2016 Form 10-K, Item 1A. Risk Factors, are replaced with the risk factors described below. Except as indicated below, or as otherwise described in filings we make from time to time with the SEC, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, there were no material changes in our risk factors from December 31, 2016, through June 30, 2017.

We cannot provide any assurance that the merger will be completed. Failure to complete the merger could negatively affect the trading price of our common stock and our future business and financial results.

The closing of the merger is subject to various conditions, including, among others, (i) approval of our shareholders representing a majority of the outstanding shares of our common stock, (ii) approval of Great Plains Energy shareholders representing two-thirds of the outstanding shares of Great Plains Energy common stock, (iii) clearance under the HSR Act; (iv) receipt of all required regulatory approvals from, among others, the FERC, the NRC, the KCC, and the MPSC (provided that such approvals do not result in a material adverse effect on Great Plains Energy or Westar and their respective subsidiaries, after giving effect to the merger, measured on the size and scale of Westar and its subsidiaries, taken as a whole); (v) effectiveness of the registration statement for the shares of the new holding company common stock to be issued to Westar and Great Plains Energy shareholders in the merger and approval of the listing of such shares on the New York Stock Exchange; (vi) the absence of any material adverse effect with respect to Westar, Great Plains Energy and their respective subsidiaries; (vii) the absence of laws or judgments, whether preliminary, temporary or permanent, which may prevent, make illegal or prohibit the completion of the merger; (viii) subject to certain materiality exceptions, the accuracy of the representations and warranties made by Westar and Great Plains Energy, respectively, and compliance by Westar and Great Plains Energy with their respective obligations under the amended and restated merger agreement; (ix) the receipt of tax opinions by us and Great Plains Energy that the merger will be treated as a non-taxable event for U.S. federal income tax purposes; (x) there being no shares of Great Plains Energy preference stock outstanding; and (xi) Great Plains Energy having not less than $1.25 billion in cash or cash equivalents on its balance sheet.

Although we and Great Plains Energy have agreed in the merger agreement to use our reasonable best efforts to take, or cause to be taken, all actions, and do, or cause to be done, and assist and cooperate with the other parties in doing, all things necessary to cause the conditions to the closing of the merger to be satisfied or to effect the closing of the merger as promptly as reasonably practicable, the conditions to the merger may not be satisfied and the merger agreement could be terminated. In addition, satisfying the conditions to the merger may take longer than, and could cost more than, we and Great Plains Energy expect. The occurrence of any of these events individually or in combination could negatively affect the trading price of our common stock and our future business and financial results and subject us to the following:

•
negative reactions from the financial markets, including declines in the price of our common stock due to the fact that the current price may reflect a market assumption that the merger will be completed;

•	performance shortfalls and missed opportunities as a result of the diversion of our management’s attention by the merger; and

•	potential payments by us to Great Plains Energy for damages, or if the merger agreement is terminated under certain circumstances, a termination fee of $190.0 million.

The merger is subject to the receipt of consent or approval from governmental entities that could delay the completion of the merger or impose conditions that could have a material adverse effect on the combined company.

Completion of the merger is conditioned upon the expiration or termination of the applicable HSR Act waiting period and the receipt of consents, orders, approvals or clearances, as required, from, among others, the FERC, the NRC, the KCC and the MPSC (provided that such approvals do not result in a material adverse effect on Great Plains Energy or Westar and their respective subsidiaries, after giving effect to the merger, measured on the size and scale of Westar and its subsidiaries, taken as a whole).

On April 19, 2017, the KCC rejected the original proposed acquisition of Westar by Great Plains Energy, and we are unable to predict how the KCC will evaluate the new proposed merger. A substantial delay in obtaining satisfactory approvals or the imposition of unfavorable terms or conditions in connection with such approvals could adversely affect the business, financial condition or results of operations of us or Great Plains Energy or may result in the termination of the merger agreement. Failure to receive satisfactory approvals may also make any alternative future strategic transaction more challenging, which could in turn negatively impact the price of our common stock.

For additional information on the status of various approvals in connection with the pending merger, see Notes 3 and 11 of the Notes to Condensed Consolidated Financial Statements, “Pending Merger” and “Commitments and Contingencies,” respectively.

The anticipated benefits of combining the companies may not be realized.

We entered into the amended and restated merger agreement with the expectation that the merger would result in various benefits, including, among other things, synergies, cost savings and operating efficiencies. However, the achievement of the anticipated benefits of the merger, including the synergies, may not materialize or may take longer than expected to materialize. In addition, we may not be able to integrate our operations with Great Plains Energy’s existing operations without encountering difficulties, including inconsistencies in standards, systems and controls, and without diverting management’s focus and resources from ordinary business activities and opportunities. Any of the foregoing could have a material adverse effect on the combined company.

We will incur significant transaction and transition costs in connection with the merger.

We and Great Plains Energy expect to incur significant transaction and transition costs in connection with the consummation of the merger and the subsequent integration of the companies (in addition to the costs we and Great Plains Energy have already incurred on the prior proposed acquisition of us). Prior to consummation of the merger, we may also incur additional costs to maintain employee morale and to retain key employees. Great Plains Energy will also incur significant fees and expenses in connection with unwinding financing arrangements that were implemented to finance the prior proposed acquisition of us. These expenses could reduce or eliminate the savings that we expect to achieve from the merger, and accordingly, any net benefits may not be achieved in the near term or at all. These transaction and transition expenses may result in significant charges taken against earnings by us prior to the completion of the merger and by the combined company following the completion of the merger.

We will be subject to business uncertainties and contractual restrictions while the merger is pending, which could adversely affect our business.

Uncertainty about the impact of the merger, including on employees and customers, may have an adverse effect on us and Great Plains Energy and, consequently, on the combined company. These uncertainties may impair our and Great Plains Energy’s ability to attract, retain and motivate personnel, and could cause customers, suppliers and others that deal with us to seek to change existing business relationships with us and/or Great Plains Energy. If employees depart, our business or the combined company’s business could be harmed. In addition, the merger agreement restricts us, without the consent of Great Plains Energy, and Great Plains Energy, without our consent, from taking specified actions until the merger is completed or the amended and restated merger agreement terminates. These restrictions may prevent us or Great Plains Energy from pursuing otherwise attractive business opportunities and making other changes to our respective businesses.

Pending litigation against us and Great Plains Energy could result in an injunction preventing the consummation of the merger or may adversely affect the combined company’s business, financial condition or results of operations following the merger.

Following the announcement of the original merger agreement, two putative class action lawsuits were filed in the District Court of Shawnee County, Kansas against Westar Energy, the members of our board of directors and Great Plains Energy, alleging breaches of various fiduciary duties by the members of our board of directors in connection with the proposed merger and alleging that we and Great Plains Energy aided and abetted such alleged breaches of fiduciary duties. A third putative derivative lawsuit was filed in the District Court of Shawnee County, Kansas against the members of our board of directors, Great Plains Energy and a subsidiary of Great Plains Energy, alleging breaches of various fiduciary duties by members of our board of directors in connection with the original proposed transaction and alleging that Great Plains Energy and a subsidiary of Great Plains Energy aided and abetted such alleged breaches of fiduciary duties. Among other remedies, the plaintiffs in each case sought to enjoin the original proposed transaction and rescind the original merger agreement, in addition to certain unspecified damages and reimbursement of costs. On September 21, 2016, the parties in the consolidated putative class action and the putative derivative complaint independently agreed to withdraw requests for injunctive relief and otherwise agreed in principle to dismissing the actions with prejudice and to providing releases. The September 2016 agreement by all parties may be null and void as a result of entering into the amended and restated merger agreement. The outcome of litigation is inherently uncertain, and we cannot predict how existing litigation will progress, or whether additional claims may result from the amended and restated merger agreement. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger closes may adversely affect the combined company’s business, financial condition or results of operations. See Note 13 of the Notes to Condensed Consolidated Financial Statements, “Legal Proceedings,” for additional information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Our 2017 annual meeting of shareholders will be held October 25, 2017.  Information regarding the time and location of the meeting, and other information relating to the meeting, will be included in a notice of annual meeting and proxy statement that will be sent to shareholders.  Shareholder proposals to be included in the proxy statement related to the annual meeting must be received by our Corporate Secretary no later than 5:00 p.m. CT on August 21, 2017.  Notice of intent to introduce a proposal at the annual meeting not included in the proxy statement, or to nominate a director for election at the annual meeting, must also be received by our Corporate Secretary no later than 5:00 p.m. CT on August 21, 2017.  Proposals and notices must comply with federal law and the requirements in our articles of incorporation and bylaws.

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

ITEM 6. EXHIBITS

2+
Amended and Restated Merger Agreement, dated as of July 9, 2017, by and among Westar Energy, Inc., Great Plains Energy Incorporated, Monarch Energy Holding, Inc., King Energy, Inc. and, solely for the purposes set forth therein, GP Star, Inc. (filed as Exhibit 2.1 to the Form 8-K filed on July 10, 2017)

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended June 30, 2017
31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended June 30, 2017
32
Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended June 30, 2017 (furnished and not to be considered filed as part of the Form 10-Q)

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

WESTAR ENERGY, INC.

Date:	August 8, 2017	By:	/s/ Anthony D. Somma
Anthony D. Somma
Senior Vice President, Chief Financial Officer and Treasurer