Form 10-Q
period 2017-09-30
WESTAR ENERGY INC /KS
filed 2017-10-31
CIK 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes             No    X
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	142,094,176 shares
(Class)	(Outstanding at October 25, 2017)

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition
2016 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2016
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
CAA	Clean Air Act
CCR	Coal combustion residual
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
CPP	Clean Power Plan
CWA	Clean Water Act
DOE	Department of Energy
ELG	Effluent limitations guidelines
EPA	Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
FMBs	First mortgage bonds
GHG	Greenhouse gas
Great Plains Energy	Great Plains Energy Incorporated
HSR Act	Hart-Scott-Rodino Antitrust Improvements Act
JEC	Jeffrey Energy Center
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health & Environment
KGE	Kansas Gas and Electric Company
La Cygne	La Cygne Generating Station
Merger	Pending merger of equals between Westar Energy, Inc. and Great Plains Energy Incorporated
MPSC	Missouri Public Service Commission
NAAQS	National Ambient Air Quality Standards
NAV	Net Asset Value
NDT	Nuclear Decommissioning Trust
NOx	Nitrogen oxides
NRC	Nuclear Regulatory Commission
NSPS	New Source Performance Standard
PM	Particulate matter
RECA	Retail energy cost adjustment
RSU	Restricted share unit
RTO	Regional transmission organization
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
TFR	Transmission formula rate
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station
WOTUS	Waters of the United States

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

PART I.    FINANCIAL INFORMATION
ITEM I.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Par Values)
(Unaudited)

	As of	As of
	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,388	$3,066
Accounts receivable, net of allowance for doubtful accounts of $4,658 and $6,667, respectively	308,275	288,579
Fuel inventory and supplies	285,074	300,125
Taxes receivable	—	13,000
Prepaid expenses	15,781	16,528
Regulatory assets	94,777	117,383
Other	25,754	29,701
Total Current Assets	733,049	768,382
PROPERTY, PLANT AND EQUIPMENT, NET	9,494,023	9,248,359
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	178,058	257,904
OTHER ASSETS:
Regulatory assets	748,934	762,479
Nuclear decommissioning trust	229,927	200,122
Other	241,384	249,828
Total Other Assets	1,220,245	1,212,429
TOTAL ASSETS	$11,625,375	$11,487,074
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$125,000
Current maturities of long-term debt of variable interest entities	28,534	26,842
Short-term debt	189,100	366,700
Accounts payable	147,933	220,522
Accrued dividends	53,770	52,885
Accrued taxes	114,317	85,729
Accrued interest	64,851	72,519
Regulatory liabilities	14,068	15,760
Other	74,273	81,236
Total Current Liabilities	686,846	1,047,193
LONG-TERM LIABILITIES:
Long-term debt, net	3,686,852	3,388,670
Long-term debt of variable interest entities, net	81,433	111,209
Deferred income taxes	1,866,583	1,752,776
Unamortized investment tax credits	208,597	210,654
Regulatory liabilities	237,065	223,693
Accrued employee benefits	497,298	512,412
Asset retirement obligations	397,505	323,951
Other	84,296	83,326
Total Long-Term Liabilities	7,059,629	6,606,691
COMMITMENTS AND CONTINGENCIES (See Notes 11 and 13)
EQUITY:
Westar Energy, Inc. Shareholders’ Equity:
Common stock, par value $5 per share; authorized 275,000,000 shares; issued and outstanding 142,094,176 shares and 141,791,153 shares, respective to each date	710,471	708,956
Paid-in capital	2,022,072	2,018,317
Retained earnings	1,196,460	1,078,602
Total Westar Energy, Inc. Shareholders’ Equity	3,929,003	3,805,875
Noncontrolling Interests	(50,103)	27,315
Total Equity	3,878,900	3,833,190
TOTAL LIABILITIES AND EQUITY	$11,625,375	$11,487,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,
	2017	2016
REVENUES	$794,327	$764,654
OPERATING EXPENSES:
Fuel and purchased power	189,804	155,673
SPP network transmission costs	62,578	57,939
Operating and maintenance	79,856	86,758
Depreciation and amortization	94,668	84,972
Selling, general and administrative	65,630	60,582
Taxes other than income tax	41,815	48,154
Total Operating Expenses	534,351	494,078
INCOME FROM OPERATIONS	259,976	270,576
OTHER INCOME (EXPENSE):
Investment earnings	2,593	2,619
Other income	3,849	13,353
Other expense	(6,493)	(5,887)
Total Other (Expense) Income	(51)	10,085
Interest expense	43,458	40,897
INCOME BEFORE INCOME TAXES	216,467	239,764
Income tax expense	55,743	81,211
NET INCOME	160,724	158,553
Less: Net income attributable to noncontrolling interests	2,418	3,833
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$158,306	$154,720
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC. (See Note 2):
Basic earnings per common share	$1.11	$1.09
Diluted earnings per common share	$1.11	$1.08
AVERAGE EQUIVALENT COMMON SHARES OUTSTANDING:
Basic	142,472,987	142,090,706
Diluted	142,516,049	142,577,945
DIVIDENDS DECLARED PER COMMON SHARE	$0.40	$0.38

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
REVENUES	$1,976,222	$1,955,552
OPERATING EXPENSES:
Fuel and purchased power	415,449	374,361
SPP network transmission costs	185,015	173,925
Operating and maintenance	248,211	250,135
Depreciation and amortization	277,322	252,838
Selling, general and administrative	182,367	192,762
Taxes other than income tax	126,421	145,529
Total Operating Expenses	1,434,785	1,389,550
INCOME FROM OPERATIONS	541,437	566,002
OTHER INCOME (EXPENSE):
Investment earnings	8,384	6,916
Other income	5,672	26,212
Other expense	(14,457)	(14,338)
Total Other (Expense) Income	(401)	18,790
Interest expense	128,232	121,011
INCOME BEFORE INCOME TAXES	412,804	463,781
Income tax expense	112,559	160,376
NET INCOME	300,245	303,405
Less: Net income attributable to noncontrolling interests	10,213	10,760
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$290,032	$292,645
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC. (See Note 2):
Basic earnings per common share	$2.03	$2.06
Diluted earnings per common share	$2.03	$2.05
AVERAGE EQUIVALENT COMMON SHARES OUTSTANDING:
Basic	142,458,586	142,039,320
Diluted	142,495,896	142,413,189
DIVIDENDS DECLARED PER COMMON SHARE	$1.20	$1.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$300,245	$303,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	277,322	252,838
Amortization of nuclear fuel	24,150	22,518
Amortization of deferred regulatory gain from sale leaseback	(4,121)	(4,121)
Gain on lease modification	(3,500)	—
Amortization of corporate-owned life insurance	15,744	13,779
Non-cash compensation	6,777	7,025
Net deferred income taxes and credits	126,986	160,429
Allowance for equity funds used during construction	(1,094)	(7,894)
Changes in working capital items:
Accounts receivable	(19,696)	(64,100)
Fuel inventory and supplies	15,515	11,680
Prepaid expenses and other current assets	61,287	(385)
Accounts payable	(10,044)	9,736
Accrued taxes	35,631	40,711
Other current liabilities	(108,503)	(61,879)
Changes in other assets	20,085	(4,377)
Changes in other liabilities	5,538	13,208
Cash Flows from Operating Activities	742,322	692,573
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(564,622)	(821,936)
Purchase of securities - trusts	(15,262)	(43,252)
Sale of securities - trusts	15,896	44,326
Investment in corporate-owned life insurance	(13,875)	(14,648)
Proceeds from investment in corporate-owned life insurance	265	24,242
Investment in affiliated company	—	(655)
Other investing activities	(3,411)	(3,095)
Cash Flows used in Investing Activities	(581,009)	(815,018)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(177,732)	(67,402)
Proceeds from long-term debt	296,215	396,472
Proceeds from long-term debt of variable interest entities	—	162,048
Retirements of long-term debt	(125,000)	(50,000)
Retirements of long-term debt of variable interest entities	(26,840)	(190,357)
Repayment of capital leases	(2,592)	(2,327)
Borrowings against cash surrender value of corporate-owned life insurance	53,422	55,952
Repayment of borrowings against cash surrender value of corporate-owned life insurance	—	(22,921)
Issuance of common stock	659	2,003
Distributions to shareholders of noncontrolling interests	(5,760)	(2,551)
Cash dividends paid	(166,340)	(152,787)
Other financing activities	(7,023)	(4,979)
Cash Flows (used in) from Financing Activities	(160,991)	123,151
NET INCREASE IN CASH AND CASH EQUIVALENTS	322	706
CASH AND CASH EQUIVALENTS:
Beginning of period	3,066	3,231
End of period	$3,388	$3,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTAR ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Westar Energy, Inc. Shareholders
	Common stock shares	Common stock	Paid-in capital	Retained earnings	Non-controlling interests	Total equity
Balance as of December 31, 2015	141,353,426	$706,767	$2,004,124	$945,830	$15,242	$3,671,963
Net income	—	—	—	292,645	10,760	303,405
Issuance of stock	40,441	202	1,801	—	—	2,003
Issuance of stock for compensation and reinvested dividends	350,016	1,750	5,565	—	—	7,315
Tax withholding related to stock compensation	—	—	(4,979)	—	—	(4,979)
Dividends declared on common stock ($1.14 per share)	—	—	—	(163,002)	—	(163,002)
Stock compensation expense	—	—	6,938	—	—	6,938
Distributions to shareholders of noncontrolling interests	—	—	—	—	(2,551)	(2,551)
Cumulative effect of accounting change - stock compensation	—	—	—	3,326	—	3,326
Balance as of September 30, 2016	141,743,883	$708,719	$2,013,449	$1,078,799	$23,451	$3,824,418

Balance as of December 31, 2016	141,791,153	$708,956	$2,018,317	$1,078,602	$27,315	$3,833,190
Net income	—	—	—	290,032	10,213	300,245
Issuance of stock	12,131	61	598	—	—	659
Issuance of stock for compensation and reinvested dividends	290,892	1,454	3,490	—	—	4,944
Tax withholding related to stock compensation	—	—	(7,023)	—	—	(7,023)
Dividends declared on common stock ($1.20 per share)	—	—	—	(172,174)	—	(172,174)
Stock compensation expense	—	—	6,690	—	—	6,690
Deconsolidation of noncontrolling interests	—	—	—	—	(81,871)	(81,871)
Distribution to shareholders of noncontrolling interests	—	—	—	—	(5,760)	(5,760)
Balance as of September 30, 2017	142,094,176	$710,471	$2,022,072	$1,196,460	$(50,103)	$3,878,900

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

We provide electric generation, transmission and distribution services to approximately 707,000 customers in Kansas. Westar Energy provides these services in central and northeastern Kansas, including the cities of Topeka, Lawrence, Manhattan, Salina and Hutchinson. Kansas Gas and Electric Company (KGE), Westar Energy’s wholly owned subsidiary, provides these services in south-central and southeastern Kansas, including the city of Wichita. Both Westar Energy and KGE conduct business using the name Westar Energy. Our corporate headquarters is located at 818 South Kansas Avenue, Topeka, Kansas 66612.

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

Use of Management’s Estimates

When we prepare our condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, including those related to depreciation, unbilled revenue, valuation of investments, forecasted fuel costs included in our retail energy cost adjustment (RECA) billed to customers, income taxes, pension and post-retirement benefits, our asset retirement obligations (AROs) including the decommissioning of Wolf Creek, environmental issues, VIEs, contingencies and litigation. Actual results may differ from those estimates under different assumptions or conditions. The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the full year.

Fuel Inventory and Supplies

We state fuel inventory and supplies at average cost. Following are the balances for fuel inventory and supplies stated separately.

	As of	As of
	September 30, 2017	December 31, 2016
	(In Thousands)
Fuel inventory	$87,429	$107,086
Supplies	197,645	193,039
Fuel inventory and supplies	$285,074	$300,125

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Borrowed funds	$1,210	$2,537	$3,958	$6,884
Equity funds	321	2,647	1,094	7,894
Total	$1,531	$5,184	$5,052	$14,778
Average AFUDC Rates	2.2%	3.6%	2.0%	4.2%

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

The following table reconciles our basic and diluted EPS from net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars In Thousands, Except Per Share Amounts)
Net income	$160,724	$158,553	$300,245	$303,405
Less: Net income attributable to noncontrolling interests	2,418	3,833	10,213	10,760
Net income attributable to Westar Energy, Inc.	158,306	154,720	290,032	292,645
Less: Net income allocated to RSUs	289	325	515	605
Net income allocated to common stock	$158,017	$154,395	$289,517	$292,040

Weighted average equivalent common shares outstanding – basic	142,472,987	142,090,706	142,458,586	142,039,320
Effect of dilutive securities:
RSUs	43,062	487,239	37,310	373,869
Weighted average equivalent common shares outstanding – diluted (a)	142,516,049	142,577,945	142,495,896	142,413,189

Earnings per common share, basic	$1.11	$1.09	$2.03	$2.06
Earnings per common share, diluted	$1.11	$1.08	$2.03	$2.05
_______________
(a) We had no antidilutive securities for the three and nine months ended September 30, 2017 and 2016.

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2017	2016
	(In Thousands)
CASH PAID FOR (RECEIVED FROM):
Interest on financing activities, net of amount capitalized	$108,965	$100,828
Interest on financing activities of VIEs	3,061	5,846
Income taxes, net of refunds	(12,645)	13,004
NON-CASH INVESTING TRANSACTIONS:
Property, plant and equipment additions	112,493	94,007
Deconsolidation of property, plant and equipment of VIE	(72,901)	—
NON-CASH FINANCING TRANSACTIONS:
Issuance of stock for compensation and reinvested dividends	4,944	7,315
Deconsolidation of VIE	(83,096)	—
Assets acquired through capital leases	4,611	1,310

New Accounting Pronouncements

We prepare our condensed consolidated financial statements in accordance with GAAP for the United States of America. To address current issues in accounting, the Financial Accounting Standards Board (FASB) issued the following new accounting pronouncements that may affect our accounting and/or disclosure.

Compensation - Retirement Benefits

In March 2017, the FASB issued Accounting Standard Update (ASU) No. 2017-07, which requires employers to disaggregate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The standard requires employers to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside a subtotal of operating income. Of the components of net periodic benefit cost, only the service cost component will be eligible for capitalization as property, plant and equipment, which is to be applied prospectively. The other components of net periodic benefit costs that are no longer eligible for capitalization as property, plant and equipment will be recorded as a regulatory asset. The guidance changing the presentation in the statements of income is to be applied on a retrospective basis. The new standard is effective for annual periods beginning after December 15, 2017. We are evaluating the guidance and do not expect it to have a material impact on our condensed consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, which addresses revenue from contracts with customers. Subsequent ASUs have been released providing modifications and clarifications to ASU No. 2014-09. The objective of the new guidance is to establish principles to report useful information to users of financial statements about the nature, amount, timing and uncertainty of revenue from contracts with customers. Under the new standard, an entity must identify the performance obligations in a contract, determine the transaction price and allocate the price to specific performance obligations to recognize the revenue when the obligation is completed. This guidance is effective for fiscal years beginning after December 15, 2017. Early application of the standard is permitted for fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective application or modified retrospective method. We will use the modified retrospective method, which requires a cumulative-effect adjustment to be recorded on the balance sheet as of the beginning of 2018, if applicable, as if the standard had always been in effect. We have analyzed and documented the impact of the new revenue standard and related ASU’s for our significant revenue streams including retail, transmission and wholesale, as well as other less significant revenue streams. We also continue to monitor unresolved industry issues, including items related to contributions in aid of construction, collectability and alternative revenue programs, and will analyze the related impacts to revenue recognition. We are finalizing our analysis of revenue-related controls and development of revenue-related disclosure with an overarching emphasis on effective internal controls over financial reporting. Based upon our completed assessments, we do not expect the impact on our condensed consolidated financial statements to be material.

3. PENDING MERGER

On May 29, 2016, we entered into an agreement and plan of merger with Great Plains Energy that provided for the acquisition of us by Great Plains Energy. On April 19, 2017, the Kansas Corporation Commission (KCC) denied our and Great Plains Energy’s merger application.
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
The closing of the merger is subject to conditions including, among others, approval of our shareholders representing a majority of the outstanding shares of our common stock; approval of Great Plains Energy’s shareholders representing two-thirds of the outstanding shares of Great Plains Energy common stock; clearance under the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act); receipt of all required regulatory approvals from, among others, the Federal Energy Regulatory Commission (FERC), the NRC, the KCC, and the Missouri Public Service Commission (MPSC) (provided that such approvals do not result in a material adverse effect on Great Plains Energy or us, after giving effect to the merger, measured on the size and scale of Westar Energy and its subsidiaries, taken as a whole); effectiveness of the registration statement for the shares of the new holding company’s common stock to be issued to our shareholders and Great Plains Energy’s shareholders upon consummation of the merger and approval of the listing of such shares on the New York Stock Exchange; the receipt of tax opinions by us and Great Plains Energy that the merger will be treated as a non-taxable event for U.S. federal income tax purposes; there being no shares of Great Plains Energy preference stock outstanding; and Great Plains Energy having not less than $1.25 billion in cash or cash equivalents on its balance sheet. The closing of the merger is also subject to other standard conditions, such as accuracy of representations and warranties, compliance with covenants and the absence of a material adverse effect on either company.
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

On August 25, 2017, we and Great Plains Energy filed a joint application with the KCC requesting approval of the merger. On August 31, 2017, we and Great Plains Energy applied for approval of the merger from the MPSC. On September 1, 2017, we and Great Plains Energy filed a joint application for approval of the merger with FERC. On September 5, 2017, Wolf Creek filed a request with the NRC to approve an indirect transfer of control of Wolf Creek’s operating license. We and Great Plains Energy each scheduled special meetings for our respective shareholders on November 21, 2017 to vote on the proposed merger.

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

In connection with the merger, we have incurred, and expect to incur additional, merger-related expenses. These expenses are included in our selling, general, and administrative expenses. During 2016, we incurred approximately $10.2 million of merger-related expenses. During the three and nine months ended September 30, 2017, we incurred approximately $7.8 million and $8.6 million, respectively, of merger-related expenses. In the event that the merger is consummated, we expect total merger-related expenses will be approximately $45.0 million.
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

FERC Proceedings

Our TFR that includes projected 2018 transmission capital expenditures and operating costs will become effective in January 2018 and is expected to increase our annual transmission revenues by approximately $26.1 million.

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

	As of September 30, 2017		As of December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
Fixed-rate debt	$3,605,000	$3,857,763	$3,430,000	$3,597,441
Fixed-rate debt of VIEs	109,967	110,586	137,962	139,733

Recurring Fair Value Measurements

The following table provides the amounts and their corresponding level of hierarchy for our assets that are measured at fair value.

As of September 30, 2017	Level 1	Level 2	Level 3	NAV	Total
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity funds	$—	$64,855	$—	$5,139	$69,994
International equity funds	—	46,020	—	—	46,020
Core bond fund	—	32,914	—	—	32,914
High-yield bond fund	—	17,866	—	—	17,866
Emerging markets bond fund	—	17,617	—	—	17,617
Combination debt/equity/other fund	—	13,688	—	—	13,688
Alternative investments fund	—	—	—	21,063	21,063
Real estate securities fund	—	—	—	10,594	10,594
Cash equivalents	171	—	—	—	171
Total Nuclear Decommissioning Trust	171	192,960	—	36,796	229,927
Trading Securities:
Domestic equity funds	—	17,883	—	—	17,883
International equity fund	—	4,491	—	—	4,491
Core bond fund	—	11,789	—	—	11,789
Total Trading Securities	—	34,163	—	—	34,163
Total Assets Measured at Fair Value	$171	$227,123	$—	$36,796	$264,090

As of December 31, 2016	Level 1	Level 2	Level 3	NAV	Total
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity funds	$—	$56,312	$—	$5,056	$61,368
International equity funds	—	35,944	—	—	35,944
Core bond fund	—	27,423	—	—	27,423
High-yield bond fund	—	18,188	—	—	18,188
Emerging markets bond fund	—	14,738	—	—	14,738
Combination debt/equity/other fund	—	13,484	—	—	13,484
Alternative investments fund	—	—	—	18,958	18,958
Real estate securities fund	—	—	—	9,946	9,946
Cash equivalents	73	—	—	—	73
Total Nuclear Decommissioning Trust	73	166,089	—	33,960	200,122
Trading Securities:
Domestic equity funds	—	18,364	—	—	18,364
International equity fund	—	4,467	—	—	4,467
Core bond fund	—	11,504	—	—	11,504
Cash equivalents	156	—	—	—	156
Total Trading Securities	156	34,335	—	—	34,491
Total Assets Measured at Fair Value	$229	$200,424	$—	$33,960	$234,613

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

	As of September 30, 2017		As of December 31, 2016		As of September 30, 2017
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Frequency	Length of Settlement
	(In Thousands)
Nuclear Decommissioning Trust:
Domestic equity funds	$5,139	$2,929	$5,056	$3,529	(a)	(a)
Alternative investments fund (b)	21,063	—	18,958	—	Quarterly	65 days
Real estate securities fund (b)	10,594	—	9,946	—	Quarterly	65 days
Total	$36,796	$2,929	$33,960	$3,529
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

Trading Securities

We hold equity and debt investments that we classify as trading securities in a trust used to fund certain retirement benefit obligations. As of September 30, 2017, and December 31, 2016, we measured the fair value of trust assets at $34.2 million and $34.5 million, respectively. We include unrealized gains or losses on these securities in investment earnings on our condensed consolidated statements of income. For the three and nine months ended September 30, 2017, we recorded an unrealized gain of $1.0 million and $3.5 million, respectively, on assets still held in the trust. For the three and nine months ended September 30, 2016, we recorded an unrealized gain of $1.0 million and $2.2 million, respectively, on assets still held in the trust.

Available-for-Sale Securities

We hold investments in a trust for the purpose of funding the decommissioning of Wolf Creek. We have classified these investments as available-for-sale and have recorded all such investments at their fair market value as of September 30, 2017, and December 31, 2016.

Using the specific identification method to determine cost, we realized no gains or losses during the three months ended September 30, 2017, and a gain of $0.1 million during the nine months ended September 30, 2017. We realized no gains or losses during the three months ended September 30, 2016, and a loss of $1.5 million for the nine months ended September 30, 2016. We record net realized and unrealized gains and losses in regulatory liabilities on our condensed consolidated balance sheets. This reporting is consistent with the method we use to account for the decommissioning costs we recover in our prices. Gains or losses on assets in the trust fund are recorded as increases or decreases, respectively, to regulatory liabilities and could result in lower or higher funding requirements for decommissioning costs, which we believe would be reflected in the prices paid by our customers.

The following table presents the cost, gross unrealized gains and losses, fair value and allocation of investments in the NDT fund as of September 30, 2017, and December 31, 2016.

		Gross Unrealized
Security Type	Cost	Gain	Loss	Fair Value	Allocation
	(Dollars In Thousands)
As of September 30, 2017:
Domestic equity funds	$55,387	$15,227	$(620)	$69,994	30%
International equity funds	35,937	10,083	—	46,020	20%
Core bond fund	32,980	—	(66)	32,914	14%
High-yield bond fund	17,450	416	—	17,866	8%
Emerging markets bond fund	17,186	431	—	17,617	8%
Combination debt/equity/other fund	8,068	5,620	—	13,688	6%
Alternative investments fund	15,000	6,063	—	21,063	9%
Real estate securities fund	9,500	1,094	—	10,594	5%
Cash equivalents	171	—	—	171	<1%
Total	$191,679	$38,934	$(686)	$229,927	100%

As of December 31, 2016:
Domestic equity funds	$53,192	$8,295	$(119)	$61,368	31%
International equity funds	34,502	2,075	(633)	35,944	18%
Core bond fund	27,952	—	(529)	27,423	14%
High-yield bond fund	18,358	—	(170)	18,188	9%
Emerging markets bond fund	16,397	—	(1,659)	14,738	7%
Combination debt/equity/other fund	9,171	4,313	—	13,484	7%
Alternative investments fund	15,000	3,958	—	18,958	9%
Real estate securities fund	9,500	446	—	9,946	5%
Cash equivalents	73	—	—	73	<1%
Total	$184,145	$19,087	$(3,110)	$200,122	100%

The following table presents the fair value and the gross unrealized losses of the available-for-sale securities held in the NDT fund aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2017, and December 31, 2016.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
As of September 30, 2017:
Domestic equity funds	$1,809	$(337)	$1,904	$(283)	$3,713	$(620)
Core bond fund	32,914	(66)	—	—	32,914	(66)
Total	$34,723	$(403)	$1,904	$(283)	$36,627	$(686)

As of December 31, 2016:
Domestic equity funds	$1,788	$(119)	$—	$—	$1,788	$(119)
International equity funds	—	—	7,489	(633)	7,489	(633)
Core bond fund	27,423	(529)	—	—	27,423	(529)
High-yield bond fund	—	—	18,188	(170)	18,188	(170)
Emerging markets bond fund	—	—	14,738	(1,659)	14,738	(1,659)
Total	$29,211	$(648)	$40,415	$(2,462)	$69,626	$(3,110)

7. DEBT FINANCING

In January 2017, Westar Energy retired $125.0 million in principal amount of first mortgage bonds (FMBs) bearing a stated interest at 5.15% maturing January 2017.

In March 2017, Westar Energy issued $300.0 million in principal amount of FMBs bearing a stated interest at 3.10% and maturing April 2027.

8. TAXES

We recorded income tax expense of $55.7 million with an effective income tax rate of 26% for the three months ended September 30, 2017, and income tax expense of $81.2 million with an effective income tax rate of 34% for the same period of 2016. We recorded income tax expense of $112.6 million with an effective income tax rate of 27% for the nine months ended September 30, 2017, and income tax expense of $160.4 million with an effective income tax rate of 35% for the same period of 2016. The decrease in the effective income tax rate for the three and nine months ended September 30, 2017, was due primarily to lower income before income taxes, an increase in tax benefits from production tax credits, largely from placing the Western Plains Wind Farm in service, and a favorable deferred tax true-up related to plant differences.

As of September 30, 2017, and December 31, 2016, our unrecognized income tax benefits totaled $1.6 million and $2.8 million, respectively. We do not expect significant changes in our unrecognized income tax benefits in the next 12 months.

As of September 30, 2017, we had $0.1 million accrued for interest related to our unrecognized income tax benefits compared to no amount as of December 31, 2016. We accrued no penalties at either September 30, 2017, or December 31, 2016.

As of September 30, 2017, and December 31, 2016, we had recorded $0.2 million and $1.5 million, respectively, for probable assessments of taxes other than income taxes.

9. PENSION AND POST-RETIREMENT BENEFIT PLANS

The following tables summarize the net periodic costs for our pension and post-retirement benefit plans prior to the effects of capitalization.

	Pension Benefits		Post-retirement Benefits
Three Months Ended September 30,	2017	2016	2017	2016
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$5,218	$4,633	$271	$271
Interest cost	10,621	10,922	1,314	1,392
Expected return on plan assets	(10,760)	(10,664)	(1,718)	(1,708)
Amortization of unrecognized:
Prior service costs	171	174	114	113
Actuarial loss (gain), net	5,489	5,146	(195)	(279)
Net periodic cost (benefit) before regulatory adjustment	10,739	10,211	(214)	(211)
Regulatory adjustment (a)	3,288	3,306	(478)	(486)
Net periodic cost (benefit)	$14,027	$13,517	$(692)	$(697)
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

	Pension Benefits		Post-retirement Benefits
Nine Months Ended September 30,	2017	2016	2017	2016
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$15,655	$13,930	$813	$813
Interest cost	31,862	32,802	3,941	4,178
Expected return on plan assets	(32,280)	(31,990)	(5,154)	(5,125)
Amortization of unrecognized:
Prior service costs	512	594	341	341
Actuarial loss (gain), net	16,467	15,680	(585)	(839)
Net periodic cost (benefit) before regulatory adjustment	32,216	31,016	(644)	(632)
Regulatory adjustment (a)	9,864	9,919	(1,434)	(1,458)
Net periodic cost (benefit)	$42,080	$40,935	$(2,078)	$(2,090)
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

During the nine months ended September 30, 2017 and 2016, we contributed $20.6 million and $15.7 million, respectively, to the Westar Energy pension trust.

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

	Pension Benefits		Post-retirement Benefits
Three Months Ended September 30,	2017	2016	2017	2016
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$1,950	$1,687	$37	$31
Interest cost	2,475	2,413	70	81
Expected return on plan assets	(2,643)	(2,431)	—	—
Amortization of unrecognized:
Prior service costs	14	14	—	—
Actuarial loss (gain), net	1,245	1,090	(13)	(3)
Net periodic cost before regulatory adjustment	3,041	2,773	94	109
Regulatory adjustment (a)	247	483	—	—
Net periodic cost	$3,288	$3,256	$94	$109
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

	Pension Benefits		Post-retirement Benefits
Nine Months Ended September 30,	2017	2016	2017	2016
	(In Thousands)
Components of Net Periodic Cost (Benefit):
Service cost	$5,850	$5,061	$110	$95
Interest cost	7,425	7,241	210	244
Expected return on plan assets	(7,928)	(7,292)	—	—
Amortization of unrecognized:
Prior service costs	41	42	—	—
Actuarial loss (gain), net	3,734	3,268	(38)	(11)
Net periodic cost before regulatory adjustment	9,122	8,320	282	328
Regulatory adjustment (a)	740	1,449	—	—
Net periodic cost	$9,862	$9,769	$282	$328
 _______________

(a)	The regulatory adjustment represents the difference between current period pension or post-retirement benefit expense and the amount of such expense recognized in setting our prices.

During the nine months ended September 30, 2017 and 2016, we funded $12.0 million and $14.6 million, respectively, of Wolf Creek’s pension plan contributions.

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

Cross-State Air Pollution Update Rule

In September 2016, the Environmental Protection Agency (EPA) finalized the Cross-State Air Pollution Update Rule. The final rule addresses interstate transport of nitrogen oxide (NOx) emissions in 22 states including Kansas, Missouri and Oklahoma during the ozone season and the impact from the formation of ozone on downwind states with respect to the 2008 ozone National Ambient Air Quality Standards (NAAQS). Starting with the 2017 ozone season, the final rule will revise the existing ozone season allowance budgets for Missouri and Oklahoma and established an ozone season budget for Kansas. Various states and others are challenging the rule in the U.S. Court of Appeals for the D.C. Circuit. We do not believe this rule will have a material impact on our operations and condensed consolidated financial results.

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

In October 2015, the EPA strengthened the ozone NAAQS by lowering the standards from 75 ppb to 70 ppb. In September 2016, the Kansas Department of Health & Environment (KDHE) recommended to the EPA that they designate eight counties in the state of Kansas as in attainment with the standard, and each remaining county in Kansas as attainment/unclassifiable. The EPA was required to make attainment/nonattainment designations for the revised standards by October 2017, with an option to extend this deadline by one year. However, the EPA failed to issue these designations by the October 2017 deadline. If the EPA agrees with the recommended designations for the state of Kansas, we do not believe this will have a material impact on our condensed consolidated financial results.

Various states and others are challenging the revised 2015 ozone NAAQS in the D.C. Circuit. In April 2017, at the request of the EPA, the court issued an order holding the case in abeyance because the new administration is planning to review the 2015 ozone NAAQS and will determine whether to reconsider all or a portion of the rule. In October 2017, environmental groups sent a notice to the EPA of their intent to sue for failure to make the required area designations by the October 2017 deadline.

In December 2012, the EPA strengthened an existing NAAQS for one class of PM. In December 2014, the EPA designated the entire state of Kansas as attainment/unclassifiable with the standard. We do not believe this will have a material impact on our operations or condensed consolidated financial results.

In 2010, the EPA revised the NAAQS for SO2. In March 2015, a federal court approved a consent decree between the EPA and environmental groups. The decree includes specific SO2 emissions criteria for certain electric generating plants that, if met, required the EPA to promulgate attainment/nonattainment designations for areas surrounding these plants.  Tecumseh Energy Center is our only generating station that meets this criteria. In June 2016, the EPA accepted the State of Kansas recommendation to designate the areas surrounding the facility as unclassifiable. In addition, in January 2017, KDHE formally recommended to the EPA a 2,000 ton per year limit for Tecumseh Energy Center Unit 7 in order to satisfy the requirements of the 1-hour SO2 Data Requirements Rule that governs the next round of the designations. Also in January 2017, KDHE recommended the EPA change the designation of the area surrounding the facility from unclassifiable to attainment/unclassifiable. In August 2017, the EPA indicated they would address this area redesignation request in a separate action. By agreeing to the 2,000 ton per year limitation, no further characterization of the area surrounding the plant is required.

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

In October 2017, the EPA issued a proposed rule to repeal the CPP. The proposed rule indicates the CPP exceeds EPA’s authority and the EPA has not determined whether or not they will issue a replacement rule. The EPA is soliciting comments on the legal interpretations contained in this rulemaking. Comments on the proposed rule are due in December 2017. On the same day the EPA issued its proposal to repeal the CPP, the EPA filed a motion in the D.C. Circuit to extend the abeyance period for the rulemaking challenges until the conclusion of the new rulemaking. Certain states and environmental groups have opposed the EPA’s motion and asked the court to issue its ruling on the CPP.

Due to the future uncertainty of the CPP, we cannot determine the impact on our operations or condensed consolidated financial results, but we believe the cost to comply with the CPP, should it be upheld and implemented in its current or a substantially similar form, could be material.

Water

We discharge some of the water used in our operations. This water may contain substances deemed to be pollutants. Revised rules governing such discharges from coal-fired power plants were issued in November 2015. The final rule establishes effluent limitations guidelines (ELGs) and standards for wastewater discharges, including limits on the amount of toxic metals and other pollutants that can be discharged. Implementation timelines for these requirements vary from 2018 to 2023. In April 2017, the EPA announced it is reconsidering the ELG rule and court challenges have been placed in abeyance pending the EPA’s review. In September 2017, the EPA finalized a rule to postpone the compliance dates for the new, more stringent, effluent limitations and pretreatment standards for bottom ash transport water and flue gas desulfurization wastewater. These compliance dates have been postponed for two years while the EPA completes its administrative reconsideration of the ELG rule. We are evaluating the final rule and related developments and cannot predict the resulting impact on our operations or condensed consolidated financial results, but believe costs to comply could be material if the rule is implemented in its current or substantially similar form.

In October 2014, the EPA’s final standards for cooling intake structures at power plants to protect aquatic life took effect. The standards, based on Section 316(b) of the federal Clean Water Act (CWA), require subject facilities to choose among seven best available technology options to reduce fish impingement. In addition, some facilities must conduct studies to assist permitting authorities to determine whether and what site-specific controls, if any, would be required to reduce entrainment of aquatic organisms. Our current analysis indicates this rule will not have a significant impact on our coal plants that employ cooling towers or cooling lakes that can be classified as closed cycle cooling. We do not expect the impact from this rule to be material.

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

Regulation of Coal Combustion Residuals

In the course of operating our coal generation plants, we produce coal combustion residuals (CCRs), including fly ash, gypsum and bottom ash. We recycle some of our ash production, principally by selling to the aggregate industry. The EPA published a rule to regulate CCRs in April 2015, which we believe will require additional CCR handling, processing and storage equipment and closure of certain ash disposal ponds. Impacts to operations will be dependent on the development of groundwater monitoring of CCR units being completed in 2017 and 2018. The Water Infrastructure Improvements for the Nation Act allows states to achieve delegated authority for CCR rules from the EPA. This has the potential to impact compliance options. Electric generation industry participants requested and the EPA has granted a request to reconsider portions of the final CCR regulation. We have recorded an ARO for our current estimate for closure of ash disposal ponds but we may be required to record additional AROs in the future due to changes in existing CCR regulations, changes in interpretation of existing CCR regulations or changes in the timing or cost to close ash disposal ponds. If additional AROs are necessary, we believe the impact on our operations or condensed consolidated financial results could be material.

SPP Revenue Crediting

We are a member of the Southwest Power Pool, Inc. (SPP) RTO, which coordinates the operation of a multi-state interconnected transmission system. In 2016, the SPP completed a process of allocating revenue credits under its Open Access Transmission Tariff to sponsors of certain transmission system upgrades. Qualifying upgrades are generation interconnection or transmission service projects that benefit SPP members and that are paid for directly by a sponsor without customer support. The SPP determined sponsors are entitled to revenue credits for previously completed upgrades, and members are obligated to pay for revenue credits attributable to these historical upgrades.  As a result, in November 2016 we paid the SPP $7.6 million related to revenue credits attributable to historical upgrades from March 2008 to August 2016. In October 2017, the SPP issued revised allocations and we believe we will receive a small refund.

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

Wolf Creek is currently evaluating alternatives for expanding its existing on-site spent nuclear fuel storage to provide additional capacity prior to 2025. Wolf Creek has finalized a settlement agreement through 2019 with the DOE for reimbursement of costs to construct this facility that would not have otherwise been incurred had the DOE began accepting spent nuclear fuel.  As a co-owner of Wolf Creek, we received $0.8 million of the settlement representing reimbursement of costs incurred through 2015 for project planning. Wolf Creek submitted a settlement claim to the DOE in August 2017 for costs incurred between January 2016 and June 2017, with our share of the claim being approximately $0.5 million. We cannot predict when, or if, an off-site storage site or alternative disposal site will be available to receive Wolf Creek’s spent nuclear fuel and will continue to monitor this activity.

12. ASSET RETIREMENT OBLIGATIONS

In 2017, Wolf Creek filed a nuclear decommissioning cost study with the KCC. As a result of the study, we recorded a $19.4 million increase in our ARO to reflect revisions to the estimated costs to decommission Wolf Creek. In addition, we revised other AROs by $40.8 million relating to asbestos removal, CCR and windfarms other than Western Plains Wind Farm. We recorded a new ARO liability of approximately $13.5 million corresponding to placing Western Plains Wind Farm in service. See Note 11, “Commitments and Contingencies - Regulation of Coal Combustion Residuals,” for additional information related to the CCR rule.

The change in the balance of our ARO liability from December 31, 2016, through September 30, 2017, is summarized in the following table.

(In Thousands)
Balance as of December 31, 2016	$323,951
Increase in ARO liabilities	13,471
Liabilities settled	(1,928)
Accretion expense	12,353
Revision to nuclear decommissioning ARO liability	19,377
Revisions in estimated cash flows	40,829
Balance as of September 30, 2017	408,053
Balance included in other current liabilities	(10,548)
Long-term AROs	$397,505

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

Pending Merger

Following the announcement of the original merger agreement in May 2016, two putative class action petitions (which were consolidated and superseded by a consolidated class action petition) and one putative derivative petition challenging the original merger were filed in the District Court of Shawnee County, Kansas. In September 2016, the plaintiffs in both actions agreed in principle to dismiss the actions in exchange for our agreement to make supplemental disclosures to shareholders in connection with the original merger agreement and grant waivers of the prohibition on requesting a waiver of the standstill provisions in the confidentiality and standstill agreements executed by the bidders that participated in a sale process that was conducted as part of the original merger agreement. As described below, since the announcement of the revised merger agreement, the plaintiffs in the consolidated putative class action has moved to amend their petition, and the plaintiff in the putative derivative case has refiled his petition.

The consolidated putative class action petition, originally filed July 25, 2016, is captioned In re Westar Energy, Inc. Stockholder Litigation, Case No. 2016-CV-000457. This petition named as defendants Westar Energy, the members of our board of directors and Great Plains Energy.

On September 25, 2017, the lead plaintiff filed a motion for leave to amend her class action petition and attached an amended petition. The proposed petition now includes an additional plaintiff. The petition challenges the revised proposed merger and alleges a claim of breach of fiduciary duty against our board of directors and a claim of aiding and abetting that alleged breach against us and Great Plains Energy. The lawsuit seeks injunctive relief declaring the action maintainable as a class action and certifying that the plaintiffs are the class representatives; preliminarily and permanently enjoining the defendants from closing the merger unless we implement a procedure to obtain a merger agreement providing fair and reasonable terms and consideration to the plaintiffs and the class; rescinding the merger agreement or granting the plaintiffs and the class rescissory damages; directing our board of directors to account to the plaintiffs and the class for damages suffered as a result of the alleged breach of fiduciary duty; awarding the plaintiffs reasonable costs and disbursements of the action, including reasonable attorneys’ fees and expert fees; and granting other equitable relief as the court deems proper. The proposed amended petition alleges inadequacies in our joint proxy statement concerning the revised proposed transaction and the degree to which our board of directors solicited or considered offers from prior bidders after the proposed original merger was denied by the KCC, and claims that the consideration our stockholders stand to receive in connection with the revised proposed transaction is unfair. Plaintiffs have added two new defendants, Monarch Energy Holding, Inc. and King Energy, Inc., whom they allege aided and abetted our board of directors in breaching their fiduciary duties.

On October 18, 2017, the putative derivative petition, captioned Braunstein v. Chandler et al., Case No. 2017-CV-000692, was re-filed in the District Court of Shawnee County, Kansas. This putative derivative action names as defendants the members of our board of directors, Great Plains Energy, and subsidiaries of Great Plains Energy, with Westar Energy named as a nominal defendant. The petition asserts that the members of our board of directors breached their fiduciary duties to our shareholders in connection with actions taken after the KCC rejected the proposed original merger. It also asserts that Great Plains Energy and subsidiaries of Great Plains Energy aided and abetted such breaches of fiduciary duties. The petition alleges, among other things, that the members of our board of directors failed to obtain the best possible price for our shareholders because of a flawed process that discouraged third parties from submitting potentially superior proposals, and that members of our board of directors committed waste by not collecting termination fees that may have been payable following the KCC’s rejection of the original merger agreement. The petition seeks, among other remedies, an order enjoining the merger on the terms proposed and directing that the director defendants exercise their fiduciary duties to obtain a transaction which is in the best interests of us and our shareholders, a declaration that the proposed merger was entered into in breach of the fiduciary duties of the defendants and is therefore unlawful and unenforceable, rescission of the merger agreement if consummated, the imposition of a constructive trust in favor of the plaintiff, on behalf of us, upon any benefits improperly received by the named defendants as a result of their wrongful conduct, and an award for costs, including attorneys’ fees and experts’ fees.

In addition, on September 21, 2017, a putative class action lawsuit was filed in the United States District Court for the District of Kansas. The federal class action complaint challenges the merger and alleges violations of sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act). The complaint seeks an order declaring that the action is maintainable as a class action and certifying that the plaintiff is the class representative; preliminarily and permanently enjoining defendants from consummating the mergers or, if consummated, setting them aside and awarding rescissory damages; directing the defendants to file a registration statement on Form S-4 that corrects alleged misstatements; directing our board of directors to account to plaintiff and the class for their damages; awarding reasonable costs and disbursements of the action, including reasonable attorneys’ fees and expert fees; and granting other further relief as the court deems proper. The case is captioned David Pill v. Westar Energy, Inc. et al, Civil Action No. 17-4086.

On October 6, 2017, another putative class action lawsuit was filed in the United States District Court for the District of Kansas. This federal class action complaint challenges the proposed merger and alleges violations of sections 14(a) and 20(a) of the Exchange Act. The complaint seeks an order enjoining the board and other parties from proceeding with, consummating, or closing the merger or, if consummated, setting it aside and awarding rescissory damages; directing the board to disseminate a registration statement that corrects alleged misstatements and includes all material facts the plaintiff asserts are missing; declaring that the defendants violated sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9; awarding reasonable costs and disbursements of the action, including reasonable attorneys’ fees and expert fees; and granting other equitable relief as the court deems proper. The case is captioned Robert L. Reese v. Westar Energy, Inc. et al, Civil Action No. 2:17-cv-02584.

14. VARIABLE INTEREST ENTITIES

In determining the primary beneficiary of a VIE, we assess the entity’s purpose and design, including the nature of the entity’s activities and the risks that the entity was designed to create and pass through to its variable interest holders. A reporting enterprise is deemed to be the primary beneficiary of a VIE if it has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The primary beneficiary of a VIE is required to consolidate the VIE. The trust holding our 50% interest in La Cygne unit 2 is a VIE. The trust holding our 8% interest in Jeffrey Energy Center (JEC) was a VIE until the expiration of a purchase option in July 2017. We remain the primary beneficiary of the trust holding our 50% interest in La Cygne unit 2.

We assess all entities with which we become involved to determine whether such entities are VIEs and, if so, whether or not we are the primary beneficiary of the entities. We also continuously assess whether we are the primary beneficiary of the VIE with which we are involved. Prospective changes in facts and circumstances may cause us to reconsider our determination as it relates to the identification of the primary beneficiary.

8% Interest in Jeffrey Energy Center

Under an agreement that expires in January 2019, we lease an 8% interest in JEC from a trust. The trust was financed with an equity contribution from an owner participant and debt issued by the trust. The trust was created specifically to purchase the 8% interest in JEC and lease it to a third party, and does not hold any other assets. We met the requirements to be considered the primary beneficiary of the trust until July 2017, when a contractual option to purchase the 8% interest in the plant covered by the lease expired. Accordingly, we deconsolidated the trust in the third quarter of 2017.

In determining the primary beneficiary of the trust, we concluded at the inception of the lease that the activities of the trust that most significantly impacted its economic performance and that we had the power to direct included (1) the operation and maintenance of the 8% interest in JEC, (2) our ability to exercise an option that expired in July 2017 to purchase the plant at the end of the agreement at the lesser of fair value or a fixed amount and (3) our option to require refinancing of the trust’s debt. We had the potential to receive benefits from the trust that could potentially be significant if the fair value of the 8% interest in JEC at the end of the agreement was greater than the fixed amount. The possibility of lower interest rates upon refinancing the debt also created the potential for us to receive significant benefits.

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

Financial Statement Impact

We have recorded the following assets and liabilities on our condensed consolidated balance sheets related to the VIEs described above.

	As of	As of
	September 30, 2017	December 31, 2016
	(In Thousands)
Assets:
Property, plant and equipment of variable interest entities, net	$178,058	$257,904
Regulatory assets (a)	—	10,396

Liabilities:
Current maturities of long-term debt of variable interest entities	$28,534	$26,842
Accrued interest (b)	—	867
Long-term debt of variable interest entities, net	81,433	111,209
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

In Management’s Discussion and Analysis, we discuss our operating results for the three and nine months ended September 30, 2017, compared to the same periods of 2016, our general financial condition and significant changes that occurred during 2017. As you read Management’s Discussion and Analysis, please refer to our condensed consolidated financial statements and the accompanying notes, which contain our operating results.

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

In July 2017, we announced that we intend to retire Unit 7 at Tecumseh Energy Center, Units 3 and 4 at Murray Gill Energy Center, and units 1 and 2 at Gordon Evans Energy Center in 2018, subject to the completion of the merger. The decision was based in part on lower demand for energy from the plants. The depreciable lives of the assets have been, and continue to be, based upon us operating as a stand-alone entity. Retiring these units or any other assets identified as part of integration planning could result in the write-down of obsolete inventory or the retirement of assets prior to the end of their estimated useful lives.

Earnings Per Share

Following is a summary of our net income and basic EPS.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(Dollars In Thousands, Except Per Share Amounts)
Net income attributable to Westar Energy, Inc.	$158,306	$154,720	$3,586	$290,032	$292,645	$(2,613)
Earnings per common share, basic	1.11	1.09	0.02	2.03	2.06	(0.03)

Net income and basic EPS increased for the three months ended September 30, 2017, compared to the same period in 2016, due primarily to lower income tax expense of $25.5 million. Partially offsetting the lower income tax expense were lower retail sales attributable principally to milder weather, recording $10.1 million less in corporate-owned life insurance (COLI) benefits, and recording $9.7 million more in depreciation due in part to placing Western Plains Wind Farm in service.

Net income and basic EPS decreased for the nine months ended September 30, 2017, compared to the same period in 2016, due primarily to lower retail sales. The lower retail sales were attributable principally to milder weather. We also recorded $16.7 million less in corporate-owned life insurance (COLI) benefits and $24.5 million more in depreciation due in part to placing Western Plains Wind Farm in service. Partially offsetting these decreases to net income and basic EPS was a decrease in income tax expense of $47.8 million. Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements, “Taxes,” for additional information on income tax expense.

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

From December 31, 2016, through September 30, 2017, we did not experience any significant changes in our critical accounting estimates. For additional information, see our 2016 Form 10-K.

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

Three and Nine Months Ended September 30, 2017, Compared to Three and Nine Months Ended September 30, 2016

Below we discuss our operating results for the three and nine months ended September 30, 2017, compared to the results for the three and nine months ended September 30, 2016. Significant changes in results of operations shown in the table immediately below are further explained in the descriptions that follow.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(Dollars In Thousands, Except Per Share Amounts)
REVENUES:
Residential	$278,138	$282,272	$(4,134)	(1.5)	$642,449	$664,400	$(21,951)	(3.3)
Commercial	219,414	218,377	1,037	0.5	557,232	572,247	(15,015)	(2.6)
Industrial	117,721	106,021	11,700	11.0	324,227	314,723	9,504	3.0
Other retail	149	7,883	(7,734)	(98.1)	(22,293)	(23,002)	709	3.1
Total Retail Revenues	615,422	614,553	869	0.1	1,501,615	1,528,368	(26,753)	(1.8)
Wholesale	102,113	86,421	15,692	18.2	242,524	220,520	22,004	10.0
Transmission	69,504	58,462	11,042	18.9	209,097	188,996	20,101	10.6
Other	7,288	5,218	2,070	39.7	22,986	17,668	5,318	30.1
Total Revenues	794,327	764,654	29,673	3.9	1,976,222	1,955,552	20,670	1.1
OPERATING EXPENSES:
Fuel and purchased power	189,804	155,673	34,131	21.9	415,449	374,361	41,088	11.0
SPP network transmission costs	62,578	57,939	4,639	8.0	185,015	173,925	11,090	6.4
Operating and maintenance	79,856	86,758	(6,902)	(8.0)	248,211	250,135	(1,924)	(0.8)
Depreciation and amortization	94,668	84,972	9,696	11.4	277,322	252,838	24,484	9.7
Selling, general and administrative	65,630	60,582	5,048	8.3	182,367	192,762	(10,395)	(5.4)
Taxes other than income tax	41,815	48,154	(6,339)	(13.2)	126,421	145,529	(19,108)	(13.1)
Total Operating Expenses	534,351	494,078	40,273	8.2	1,434,785	1,389,550	45,235	3.3
INCOME FROM OPERATIONS	259,976	270,576	(10,600)	(3.9)	541,437	566,002	(24,565)	(4.3)
OTHER INCOME (EXPENSE):
Investment earnings	2,593	2,619	(26)	(1.0)	8,384	6,916	1,468	21.2
Other income	3,849	13,353	(9,504)	(71.2)	5,672	26,212	(20,540)	(78.4)
Other expense	(6,493)	(5,887)	(606)	(10.3)	(14,457)	(14,338)	(119)	(0.8)
Total Other (Expense) Income	(51)	10,085	(10,136)	(100.5)	(401)	18,790	(19,191)	(102.1)
Interest expense	43,458	40,897	2,561	6.3	128,232	121,011	7,221	6.0
INCOME BEFORE INCOME TAXES	216,467	239,764	(23,297)	(9.7)	412,804	463,781	(50,977)	(11.0)
Income tax expense	55,743	81,211	(25,468)	(31.4)	112,559	160,376	(47,817)	(29.8)
NET INCOME	160,724	158,553	2,171	1.4	300,245	303,405	(3,160)	(1.0)
Less: Net income attributable to noncontrolling interests	2,418	3,833	(1,415)	(36.9)	10,213	10,760	(547)	(5.1)
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$158,306	$154,720	$3,586	2.3	$290,032	$292,645	$(2,613)	(0.9)
BASIC EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC.	$1.11	$1.09	$0.02	1.8	$2.03	$2.06	$(0.03)	(1.5)
DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO WESTAR ENERGY, INC.	$1.11	$1.08	$0.03	2.8	$2.03	$2.05	$(0.02)	(1.0)

Gross Margin

Fuel and purchased power costs fluctuate with electricity sales and unit costs. As permitted by regulators, we adjust our retail prices to reflect changes in the costs of fuel and purchased power. Fuel and purchased power costs for wholesale customers are recovered at prevailing market prices or based on a predetermined formula with a price adjustment approved by FERC. As a result, changes in fuel and purchased power costs are offset in revenues with minimal impact on net income. In addition, SPP network transmission costs fluctuate due primarily to investments by us and other members of the SPP for upgrades to the transmission grid within the SPP RTO. As with fuel and purchased power costs, changes in SPP network transmission costs are mostly reflected in the prices we charge customers with minimal impact on net income. For these reasons, we believe gross margin is useful for understanding and analyzing changes in our operating performance from one period to the next. We calculate gross margin, a non-GAAP measure, as total revenues, including transmission revenues, less the sum of fuel and purchased power costs and amounts billed by the SPP for network transmission costs. Accordingly, gross margin reflects transmission revenues and costs on a net basis. The following table summarizes our gross margin for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(Dollars In Thousands)
Revenues	$794,327	$764,654	$29,673	3.9	$1,976,222	$1,955,552	$20,670	1.1
Less: Fuel and purchased power expense	189,804	155,673	34,131	21.9	415,449	374,361	41,088	11.0
SPP network transmission costs	62,578	57,939	4,639	8.0	185,015	173,925	11,090	6.4
Gross Margin	$541,945	$551,042	$(9,097)	(1.7)	$1,375,758	$1,407,266	$(31,508)	(2.2)

The following table reflects changes in electricity sales for the three and nine months ended September 30, 2017 and 2016. No electricity sales are shown for transmission or other as they are not directly related to the amount of electricity we sell.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(Thousands of MWh)
ELECTRICITY SALES:
Residential	2,081	2,209	(128)	(5.8)	4,828	5,097	(269)	(5.3)
Commercial	2,156	2,230	(74)	(3.3)	5,588	5,763	(175)	(3.0)
Industrial	1,563	1,444	119	8.2	4,319	4,137	182	4.4
Other retail	12	19	(7)	(36.8)	56	60	(4)	(6.7)
Total Retail	5,812	5,902	(90)	(1.5)	14,791	15,057	(266)	(1.8)
Wholesale	3,128	2,389	739	30.9	7,612	5,960	1,652	27.7
Total	8,940	8,291	649	7.8	22,403	21,017	1,386	6.6

Gross margin decreased for the three and nine months ended September 30, 2017, compared to the same periods in 2016, due primarily to lower retail sales. The lower retail sales were attributable principally to more mild weather, which particularly impacts residential and commercial customers. During the three and nine months ended September 30, 2017, compared to the same period in 2016, there were approximately 11% and 12%, respectively, fewer cooling degree days. During the nine months ended September 30, 2017, compared to the same period in 2016, there were approximately 7% fewer heating degree days. Partially offsetting the impact of less favorable weather for both periods was improved sales to industrial customers due partially to a few of our larger, lower margin chemical and oil customers who experienced improved global demand for their products as well as improved sales to the construction segment taking advantage of the more mild weather.

Income from operations, which is calculated and presented in accordance with GAAP in our condensed consolidated statements of income, is the most directly comparable measure to our presentation of gross margin. Our presentation of gross margin should not be considered in isolation or as a substitute for income from operations. Additionally, our presentation of gross margin may not be comparable to similarly titled measures reported by other companies. The following table reconciles income from operations with gross margin for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(Dollars In Thousands)
Income from operations	$259,976	$270,576	$(10,600)	(3.9)	$541,437	$566,002	$(24,565)	(4.3)
Plus: Operating and maintenance expense	79,856	86,758	(6,902)	(8.0)	248,211	250,135	(1,924)	(0.8)
Depreciation and amortization expense	94,668	84,972	9,696	11.4	277,322	252,838	24,484	9.7
Selling, general and administrative expense	65,630	60,582	5,048	8.3	182,367	192,762	(10,395)	(5.4)
Taxes other than income tax	41,815	48,154	(6,339)	(13.2)	126,421	145,529	(19,108)	(13.1)
Gross margin	$541,945	$551,042	$(9,097)	(1.7)	$1,375,758	$1,407,266	$(31,508)	(2.2)

Operating Expenses and Other Income and Expense Items

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(Dollars in Thousands)
Operating and maintenance expense	$79,856	$86,758	$(6,902)	(8.0)	$248,211	$250,135	$(1,924)	(0.8)

Operating and maintenance expense decreased for the three months ended September 30, 2017, compared to the same period in 2016, due primarily to:

•	a $5.5 million decrease in distribution operations and maintenance expense due primarily to executing our vegetation management strategy earlier in 2017;

•	a $1.7 million decrease in nuclear operating and maintenance costs; and

•	a $1.5 million decrease in steam generation operating and maintenance costs; however,

•	partially offsetting these decreases was a $2.4 million increase due to the start of operation of our Western Plains Wind Farm in March 2017.

Operating and maintenance expense decreased for the nine months ended September 30, 2017, compared to the same period in 2016, due primarily to:

•	a $7.7 million decrease in nuclear operating and maintenance costs due primarily to receiving a legal settlement for Wolf Creek; and

•	a $1.8 million decrease in distribution operations and maintenance expense; however,

•	partially offsetting these decreases was a $6.3 million increase due to the start of operation of our Western Plains Wind Farm in March 2017; and

•	a $1.6 million increase in steam generation operating and maintenance costs.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(Dollars in Thousands)
Depreciation and amortization expense	$94,668	$84,972	$9,696	11.4	$277,322	$252,838	$24,484	9.7

Depreciation and amortization expense increased during the three and nine months ended September 30, 2017, compared to the same periods in 2016, due in part to the start of operation of our Western Plains Wind Farm in March 2017.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(Dollars in Thousands)
Selling, general and administrative expense	$65,630	$60,582	$5,048	8.3	$182,367	$192,762	$(10,395)	(5.4)

Selling, general and administrative expense increased during the three months ended September 30, 2017, compared to the same period in 2016, due primarily to:

•an increase of merger-related expenses of $5.9 million; however,

•	partially offsetting this increase was a decrease in outside services of $1.8 million.

Selling, general and administrative expense decreased during the nine months ended September 30, 2017, compared to the same period in 2016, due primarily to:

•a decrease in outside services of $5.0 million;
•a decrease in employee benefit costs of $2.0 million attributable partially to our having fewer employees; and
•a decrease of merger-related expenses of $1.2 million.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(Dollars in Thousands)
Taxes other than income tax	$41,815	$48,154	$(6,339)	(13.2)	$126,421	$145,529	$(19,108)	(13.1)

Taxes other than income tax decreased for the three and nine months ended September 30, 2017, compared to the same periods in 2016, due primarily to a decrease of $6.3 million and $18.9 million, respectively, in property tax expense amortization. This represents the amortization of the regulatory asset comprised of actual costs incurred for property taxes in the prior year in excess of amounts collected in our prices in the prior year. These decreases are mostly offset in retail revenues.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(Dollars in Thousands)
Other income	$3,849	$13,353	$(9,504)	(71.2)	$5,672	$26,212	$(20,540)	(78.4)

Other income decreased for the three and nine months ended September 30, 2017, compared to the same periods in 2016, due primarily to:

•our having recorded $10.1 million and $16.7 million, respectively, less in COLI benefits; and
•a decrease in equity AFUDC of $2.3 million and $6.8 million, respectively, however,

•	partially offsetting these decreases was an increase of $3.5 million related to the deconsolidation of the trust holding our 8% interest in JEC.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(Dollars in Thousands)
Interest expense	$43,458	$40,897	$2,561	6.3	$128,232	$121,011	$7,221	6.0

Interest expense increased for the three months ended September 30, 2017, compared to the same period in 2016, due primarily to a decrease in debt AFUDC of $1.3 million. Interest expense increased for the nine months ended September 30, 2017, compared to the same period in 2016, due primarily to an increase in interest expense on long-term debt of $5.1 million primarily as a result of the issuance of FMBs during March 2017 and a decrease in debt AFUDC of $2.9 million.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(Dollars in Thousands)
Income tax expense	$55,743	$81,211	$(25,468)	(31.4)	$112,559	$160,376	$(47,817)	(29.8)

Income tax expense decreased for the three and nine months ended September 30, 2017, compared to the same periods in 2016, due primarily to:

•	a reduction in income tax expense of $9.2 million and $20.1 million, respectively, from lower income before income taxes;

•	an increase of $5.1 million and $16.6 million, respectively, in tax benefits from production tax credits, largely from placing the Western Plains Wind Farm in service; and

•	a favorable deferred tax true-up of $7.6 million related to plant differences.

FINANCIAL CONDITION

A number of factors affected amounts recorded on our balance sheet as of September 30, 2017, compared to December 31, 2016.

	As of	As of
	September 30, 2017	December 31, 2016	Change	% Change
	(Dollars in Thousands)
Property, plant and equipment of variable interest entities, net	$178,058	$257,904	$(79,846)	(31.0)

Property, plant and equipment of variable interest entities, net decreased due primarily to deconsolidating the trust holding our 8% interest in JEC. See Note 14 of the Notes to Condensed Consolidated Financial Statements, “Variable Interest Entities” for additional information.

	As of	As of
	September 30, 2017	December 31, 2016	Change	% Change
	(Dollars in Thousands)
Regulatory assets	$843,711	$879,862	$(36,151)	(4.1)
Regulatory liabilities	251,133	239,453	11,680	4.9
Net regulatory assets	$592,578	$640,409	$(47,831)	(7.5)

Total regulatory assets decreased due primarily to the following items:

•	a $25.7 million decrease in deferred employee benefit costs;

•	a $12.2 million decrease in amounts collected from our customers for the deferred cost of fuel and purchased power;

•	a $11.2 million decrease in amounts due from customers for future income taxes; and

•	a $10.5 million decrease in amounts deferred for Wolf Creek refueling and maintenance outages; however,

•	partially offsetting these decreases was spending $20.9 million more than collected for the cost to remove retired plant assets; and

•	a $15.9 million increase in AROs. See Note 12 of the Notes to Condensed Consolidated Financial Statements, “Asset Retirement Obligations,” for additional information.

Total regulatory liabilities increased due primarily to a $29.8 million increase in the fair value of the NDT. This increase was partially offset by the following items:

•	approximately $10.0 million for accreting the Wolf Creek ARO and depreciating the capitalized Wolf Creek asset retirement cost;

•	spending $5.7 million more than collected for the cost to remove retired plant assets; and

•	amortizing $4.1 million of a deferred regulatory gain from a sale-leaseback of Unit 2 of the La Cygne generating station.

	As of	As of
	September 30, 2017	December 31, 2016	Change	% Change
	(Dollars in Thousands)
Short-term debt	$189,100	$366,700	$(177,600)	(48.4)

Short-term debt decreased due primarily to Westar Energy issuing $300.0 million in principal amount of FMBs, the proceeds for which were used to repay a portion of commercial paper borrowings, and us retiring $125.0 million in principal amount of FMBs. See Note 7 of the Notes to Condensed Consolidated Financial Statements, “Debt Financing” for additional information. Partially offsetting the decrease was issuances of commercial paper primarily used to fund capital expenditures.

	As of	As of
	September 30, 2017	December 31, 2016	Change	% Change
	(Dollars in Thousands)
Current maturities of long-term debt	$—	$125,000	$(125,000)	(100.0)
Long-term debt, net	3,686,852	3,388,670	298,182	8.8
Total long-term debt	$3,686,852	$3,513,670	$173,182	4.9

In 2017, Westar Energy issued $300.0 million in principal amount of FMBs and retired $125.0 million in principal amount of FMBs. See Note 7 of the Notes to Condensed Consolidated Financial Statements, “Debt Financing” for additional information.

	As of	As of
	September 30, 2017	December 31, 2016	Change	% Change
	(Dollars in Thousands)
Current maturities of long-term debt of variable interest entities	$28,534	$26,842	$1,692	6.3
Long-term debt of variable interest entities	81,433	111,209	(29,776)	(26.8)
Total long-term debt of variable interest entities	$109,967	$138,051	$(28,084)	(20.3)

Total long-term debt of VIEs decreased due primarily to the VIE that holds the La Cygne leasehold interests having made principal payments totaling $26.8 million. See Note 14 of the Notes to Condensed Consolidated Financial Statements, “Variable Interest Entities,” for additional information.

	As of	As of
	September 30, 2017	December 31, 2016	Change	% Change
	(Dollars in Thousands)
Deferred income taxes	$1,866,583	$1,752,776	$113,807	6.5

Deferred income taxes increased due primarily to the use of bonus and accelerated depreciation methods for income tax purposes.

	As of	As of
	September 30, 2017	December 31, 2016	Change	% Change
	(Dollars in Thousands)
Asset retirement obligations	$397,505	$323,951	$73,554	22.7

AROs increased due primarily to revisions for asbestos and nuclear decommissioning of $25.2 million and $19.4 million, respectively, and a new obligation estimated at $13.5 million related to the completion of Western Plains Wind Farm. See Note 12 of the Notes to Condensed Consolidated Financial Statements, “Asset Retirement Obligations” for additional information.

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

Short-Term Borrowings

Westar Energy maintains a commercial paper program pursuant to which it may issue commercial paper up to a maximum aggregate amount outstanding at any one time of $1.0 billion. This program is supported by and cannot exceed the capacity available under Westar Energy’s revolving credit facilities. Maturities of commercial paper issuances may not exceed 365 days from the date of issuance and proceeds from such issuances will be used to temporarily fund capital expenditures, to redeem debt on an interim basis, for working capital and/or for other general corporate purposes. As of October 25, 2017, Westar Energy had $167.2 million of commercial paper issued and outstanding.

Westar Energy has two revolving credit facilities in the amounts of $730.0 million and $270.0 million. The $730.0 million facility will expire in September 2019, $20.7 million of which expired in September 2017. The $270.0 million credit facility will expire in February 2018. As long as there is no default under the facilities, the $730.0 million and $270.0 million facilities may be extended an additional year and the aggregate amount of borrowings under the $730.0 million and $270.0 million facilities may be increased to $1.0 billion and $400.0 million, respectively, subject to lender participation. All borrowings under the facilities are secured by KGE FMBs. Total combined borrowings under the revolving credit facilities and the commercial paper program may not exceed $1.0 billion at any given time. As of October 25, 2017, no amounts were borrowed and $11.8 million in letters of credit had been issued under the $730.0 million facility. No amounts were borrowed and no letters of credit were issued under the $270.0 million facility as of the same date.

Long-Term Debt Financing

In January 2017, Westar Energy retired $125.0 million in principal amount of FMBs bearing a stated interest at 5.15% maturing January 2017.

In March 2017, Westar Energy issued $300.0 million in principal amount of FMBs bearing a stated interest at 3.10% and maturing April 2027.

Debt Covenants

We were in compliance with our debt covenants as of September 30, 2017.

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

As of October 25, 2017, our ratings with the agencies are as shown in the table below.

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

Summary of Cash Flows

	Nine Months Ended September 30,
	2017	2016	Change	% Change
	(Dollars In Thousands)
Cash flows from (used in):
Operating activities	$742,322	$692,573	$49,749	7.2
Investing activities	(581,009)	(815,018)	234,009	28.7
Financing activities	(160,991)	123,151	(284,142)	(230.7)
Net change in cash and cash equivalents	$322	$706	$(384)	(54.4)

Cash Flows from Operating Activities

Cash flows from operating activities increased due principally to our having received $39.9 million more for wholesale power sales and transmission services, receiving a $13.0 million refund for income taxes compared to paying $13.0 million for the same period in 2016, and paying $8.0 million less for coal and natural gas. Partially offsetting these increases was our paying $22.8 million more in purchased power and transmission services.
Cash Flows used in Investing Activities
Cash flows used in investing activities decreased due primarily to our having invested $257.3 million less in additions to property, plant and equipment primarily related to the completion of construction of Western Plains Wind Farm; partially offset by our having received $24.0 million fewer proceeds from our investment in COLI.

Cash Flows used in Financing Activities

Cash flows used in financing activities increased due principally to our having issued $162.0 million less in long-term debt of VIEs, issued $110.3 million less in commercial paper, issued $100.3 million less in long-term debt and redeemed $75.0 million more in long-term debt. Partially offsetting these decreases was our having redeemed $163.5 million less in long-term debt of VIEs.

Pension Contribution

During the nine months ended September 30, 2017, we contributed $20.6 million to the Westar Energy pension trust. We funded $12.0 million of Wolf Creek’s pension plan contributions during the same period.

OFF-BALANCE SHEET ARRANGEMENTS

From December 31, 2016, through September 30, 2017, our off-balance sheet arrangements did not change materially. For additional information, see our 2016 Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

From December 31, 2016, through September 30, 2017, our contractual obligations and commercial commitments did not change materially outside the ordinary course of business. For additional information, see our 2016 Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in commodity prices, counterparty credit, interest rates, and debt and equity instrument values. From December 31, 2016, to September 30, 2017, no significant changes occurred in our market risk exposure. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2016 Form 10-K for additional information.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports under the Exchange Act is accumulated and communicated to management, including the chief executive officer and the chief financial officer, allowing timely decisions regarding required disclosure. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on legal proceedings is set forth in Notes 11 and 13 of the Notes to Condensed Consolidated Financial Statements, “Commitments and Contingencies” and “Legal Proceedings,” respectively, which are incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our 2016 Form 10-K contains descriptions of risk factors relating to us, as required by Item 503(c) of Regulation S-K. The risk factors under the heading “Risks Relating to the Pending Merger” included in the 2016 Form 10-K, Item 1A. Risk Factors, were replaced with the risk factors contained in Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017. Except as indicated below, or as otherwise described in filings we make from time to time with the SEC, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, there were no material changes in our risk factors from December 31, 2016, through September 30, 2017.

Pending litigation against us and Great Plains Energy could result in an injunction preventing the consummation of the proposed merger or may adversely affect the combined company’s business, financial condition or results of operations following the merger.

Following the announcement of the original merger agreement, a putative derivative lawsuit was filed in the District Court of Shawnee County, Kansas against the members of our board of directors, Great Plains Energy and a subsidiary of Great Plains Energy, alleging breaches of various fiduciary duties by members of our board of directors in connection with the original proposed transaction and alleging that Great Plains Energy and a subsidiary of Great Plains Energy aided and abetted such alleged breaches of fiduciary duties. The putative derivative petition was refiled in October 2017. Also following the announcement of the original merger agreement, two putative class action lawsuits (which were consolidated and superseded by a consolidated complaint) were filed in the District Court of Shawnee County, Kansas against Westar Energy, the members of our board of directors and Great Plains Energy, alleging breaches of various fiduciary duties by the members of our board of directors in connection with the proposed merger and alleging that we and Great Plains Energy aided and abetted such alleged breaches of fiduciary duties. In September 2017, the lead plaintiffs moved to amend the class action petition with allegations similar to those made regarding the original merger agreement but focusing on the revised merger. Also in September 2017, a putative class action lawsuit was filed in the United States District Court for the District of Kansas challenging the merger and alleged disclosure violations under sections 14(a) and 20(a) of the Exchange Act. In October 2017, another putative class action lawsuit was filed in the United States District Court for the District of Kansas. This federal class action complaint challenges the merger and alleges violations of sections 14(a) and 20(a) of the Exchange Act.

Among other remedies, the plaintiffs seek to enjoin the proposed transaction, rescind the merger agreement, remedy alleged disclosure deficiencies, and unspecified damages and reimbursement of costs. The outcome of litigation is inherently uncertain, and we cannot predict how existing litigation will progress, or whether additional claims may result from the amended and restated merger agreement. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger closes may adversely affect the combined company’s business, financial condition or results of operations. See Note 13 of the Notes to Condensed Consolidated Financial Statements, “Legal Proceedings,” for additional information.

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

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended September 30, 2017
31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the period ended September 30, 2017
32
Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certifying the quarterly report provided for the quarter ended September 30, 2017 (furnished and not to be considered filed as part of the Form 10-Q)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
+ The disclosure letters and related schedules to the agreement have been omitted. The registrant agrees to furnish supplementally a copy of any such schedules to the Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTAR ENERGY, INC.

Date:	October 31, 2017	By:	/s/ Anthony D. Somma
Anthony D. Somma
Senior Vice President, Chief Financial Officer and Treasurer