Form 10-K/A
period 2017-12-31
WESTAR ENERGY INC /KS
filed 2018-04-27
CIK 54507

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

If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $7,533,791,379 at June 30, 2017

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	142,233,103 shares

(Class)	(Outstanding at April 27, 2018)

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Westar Energy, Inc. (the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2018 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G (3) to Form 10-K. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, the information required by Part III, Items 10, 11, 12, 13, and 14 of Form 10-K, a signature page and certifications required to be filed as exhibits.

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

Class I – Term Expiring in 2018

Charles Q. Chandler IV, age 64, has served as our director since December of 1999 and chairman of our board of directors since December of 2002. Mr. Chandler has forty-one years of leadership experience with large, regional financial institutions. Mr. Chandler has been chief executive officer of INTRUST Bank, N.A. since 1996 (as well as president from 1996 to 2013) and president and chief executive officer of INTRUST Financial Corporation since 1990 and 2009, respectively. Mr. Chandler is also chairman of the board of both INTRUST Bank, N.A. and INTRUST Financial Corporation. Both companies are large regional financial institutions headquartered in Wichita, Kansas. Prior to this time period, Mr. Chandler spent thirteen years in other officer positions within those institutions. Mr. Chandler is also a director of Fidelity State Bank and Trust Company in Topeka, Kansas, First Bank of Newton in Newton, Kansas, HCA Wesley Medical Center in Wichita, Kansas, as well as several non-profit organizations. Mr. Chandler also served previously as a director of the First National Bank of Pratt, Kansas and New Horizons Foundation. Mr. Chandler’s qualifications to serve as our chairman of the board include his extensive leadership experience as a chief executive officer, his financial expertise and his knowledge of the business community in Wichita, Kansas, the largest city we serve.

R. A. Edwards III, age 72, has served as our director since October of 2001. Mr. Edwards has forty-three years of leadership experience with locally-based financial institutions. Mr. Edwards is chairman of the board of First National Bank of Hutchinson and was its president and chief executive officer from 1981 to 2010. Mr. Edwards is also a director and president of First Kansas Bancshares of Hutchinson, the parent corporation of First National Bank of Hutchinson. Mr. Edwards served as vice president of First Kansas Bancshares from 1986 to 2011. Both companies are financial institutions located in Hutchinson, Kansas. Mr. Edwards spent six years in executive positions and thirty-eight years as a director, including nine years as chairman of the board, with Douglas County Bank, a financial institution located in Lawrence, Kansas. Mr. Edwards served twenty-three years as a director, including seven years as chairman of the board, with Data Center, Inc., a bank technology company located in Hutchinson, Kansas. Mr. Edwards also serves as a director and member of the audit committee of Kansas Natural Gas, a private company located in Hays, Kansas, a director of Mitchelhill Seed Company, a private company located in Missouri, and a director or trustee of several non-profit organizations and foundations. Mr. Edwards’ qualifications to serve as our director include his substantial leadership experience as a chief executive officer and his financial expertise.

Jerry B. Farley, age 71, has served as our director since October of 2004. Mr. Farley has forty-six years of experience in the administration of the academic, business and fiscal operations of universities. Since 1997, Mr. Farley has been president of Washburn University located in Topeka, Kansas. Prior to that position, Mr. Farley worked in executive positions for the University of Oklahoma and Oklahoma State University. Mr. Farley has also been a Certified Public Accountant since 1972 and, although he has not practiced public accounting, his business responsibilities have included all aspects of financial management and reporting at three large public universities. Mr. Farley is a director and member of the audit and trust committees of CoreFirst Bank and Trust in Topeka, Kansas, and a director and member of the audit and governance committees of Guggenheim Investors, formerly The Security Group of Mutual Funds, also located in Topeka, Kansas. Mr. Farley also serves as a director for various non-profit and charitable organizations. Mr. Farley’s qualifications to serve as our director include his substantial leadership experience as the president of a public university, his extensive knowledge of the administration, financial and operational management of large organizations and his significant experience serving as a director of institutions in the financial industry.

Class II – Term Expiring in 2019

Richard L. Hawley, age 69, has served as our director since October of 2011. Mr. Hawley has over forty-one years of business experience, including twelve years as a chief financial officer within the electric and gas utility industries and fourteen years as a partner with an international accounting firm. From December of 2003 until December of 2011, Mr. Hawley was executive vice president and chief financial officer of Nicor, Inc. and its regulated natural gas distribution utility subsidiary, Northern Illinois Gas Company, each located in Naperville, Illinois. From 1998 until 2002, Mr. Hawley was vice president and chief financial officer of Puget Energy, Inc. and its regulated electric and natural gas distribution utility subsidiary, Puget Sound Energy, Inc., each located in Bellevue, Washington. Prior to that, Mr. Hawley was an audit partner with Coopers & Lybrand (now PricewaterhouseCoopers), an international accounting firm, from 1984 to 1998 and he also served in various other positions with that firm from 1973 to 1984. His audit experience included a significant emphasis on utility industry clients. From 2003 to 2013, Mr. Hawley was a director, chairman of the audit committee and member of the nominating and corporate governance committee of Fisher Communications, Inc., a media company located in Seattle, Washington. Mr. Hawley’s qualifications to serve as our director include his work experience as a chief financial officer and audit partner, his years of experience within the electric and gas utility industries and his experience as a director of a public company.

B. Anthony Isaac, age 65, has served as our director since December of 2003. Mr. Isaac has forty years of business experience, thirty-five of which were spent in leadership positions within the hotel industry. From 2011 until April of 2015, Mr. Isaac was Senior Vice President and Head of Select Service Strategy and Development of Hyatt Hotels Corporation, a global hotel management, franchising, ownership and development company based in Chicago, Illinois with properties worldwide. From 2000 until 2011, Mr. Isaac was president of LodgeWorks, L.P., a hotel management and development company based in Wichita, Kansas, which was acquired by Hyatt Hotels Corporation in 2011. Prior to 2000, Mr. Isaac held management positions with Wyndham International, Summerfield Hotel Corporation, Residence Inn Company and the Marriott Corporation. Mr. Isaac is currently chairman of the board and chair of the executive committee of Via Christi Health System in Wichita, Kansas. Mr. Isaac was formerly chairman of the board and chairman of the compensation, finance and strategic planning committees of The Via Christi Wichita Regional Health Network, a subsidiary of Via Christi Health System, and a trustee of Wichita Collegiate School, located in Wichita, Kansas. Mr. Isaac’s qualifications to serve as our director include his extensive leadership experience both as the chief executive officer of a privately-held company and as an executive with other large companies in the hotel industry, and his substantial experience with strategic planning and financial matters.

S. Carl Soderstrom, Jr., age 64, has served as our director since July of 2010. Mr. Soderstrom previously served as senior vice president and chief financial officer for ArvinMeritor, an automotive and commercial vehicle components manufacturer based in Troy, Michigan. Mr. Soderstrom brings over twenty-nine years of experience in operations, finance, engineering and product development in the automotive and manufacturing industries to our board of directors. Mr. Soderstrom’s experience includes executive and management positions at Rockwell International, General Electric Company and Emerson Electric. Mr. Soderstrom is a director, chairman of the audit committee and a member of the nominating and corporate governance committee of FreightCar America, Inc., a railcar manufacturing company located in Chicago, Illinois. Mr. Soderstrom is also a director, chairman of the corporate governance committee and member of the audit review committee of Lydall, Inc., a technology and manufacturing company headquartered in Manchester, Connecticut. Mr. Soderstrom’s qualifications to serve as our director include his substantial financial expertise, his operations and engineering knowledge from his experience at other large public companies and his substantial experience serving as a director of other public companies.

Class III – Term Expiring in 2020

Mollie H. Carter, age 56, has served as our director since June of 2003. Ms. Carter has thirty-one years of business experience, including twenty-two years as a chief executive of a financial institution. Ms. Carter was president and chief executive officer of Sunflower Bank, N.A. from 2005 to 2018 and has been president and chief executive officer of FirstSun Capital Bancorp (formerly Sunflower Financial, Inc. and Sunflower Banks, Inc.) since 1996. These entities have headquarters in Denver, Colorado with substantial operations in Salina, Kansas. Ms. Carter is also chairman of the board of FirstSun Capital Bancorp and Sunflower Bank, N.A. These entities have headquarters in Denver, Colorado, and Salina, Kansas, respectively. Ms. Carter is also president of Star A, Inc., and has held officer positions with Star A, Inc. since 1997. Star A, Inc. is a family owned company with Kansas agricultural and other investment interests. Prior to holding these positions, Ms. Carter served ten years as a senior investment officer for John Hancock Mutual Life Insurance Company. Ms. Carter previously served as a director of Archer-Daniels-Midland Company, an agricultural processor, as a director of Premium Standard Farms, Inc., a large processor of pork products, as a member of the Kansas Governor’s Council of Economic Advisors, and as a director of Foley Equipment Company, a private company. Currently, Ms. Carter serves as a director of the Kansas Health Foundation and as a member of the board of directors and serves on the membership/sponsorship committee of the Heartland Chapter of the National Association of Corporate Directors. Ms. Carter’s qualifications to serve as our director include her substantial leadership experience as a chief executive officer, her financial expertise and her significant experience serving as a director of a large public company.

Sandra A.J. Lawrence, age 60, has served as our director since October of 2004. Ms. Lawrence brings thirty-nine years of varied business experience to her position as our director. Since 2016, Ms. Lawrence has been executive vice president and chief administrative officer of Children’s Mercy Hospital located in Kansas City, Missouri and, prior to that, she was executive vice president and chief financial officer from 2005 to 2016. From December of 2004 until March of 2005, Ms. Lawrence was senior vice president and treasurer, and from March of 2005 until December of 2005, she was senior vice president and chief financial officer, of MRI Global (formerly Midwest Research Institute), an independent, non-profit, contract research organization located in Kansas City, Missouri. Prior to that Ms. Lawrence spent twenty-six years in professional or management positions in the architecture, real estate, financial services, packaging, and medical research industries. Ms. Lawrence serves as a director and member of the audit, compensation, finance and nominating committees of American Shared Hospital Services, a medical device sales and financing organization, vice-chair of the board and chair of the governance/nominating committee of the Heartland Chapter of the National Association of Corporate Directors, a director and chair of the audit committee and member of the investment committee of the Hall Family Foundation, a private charitable organization, and a director, chair of the audit committee and member of the investment committee of the Nelson-Atkins Museum, located in Kansas City, Missouri. Ms. Lawrence is also a former director of Turn the Page KC, a former director and former chair of the Greater Kansas City Community Foundation, a former director and former chair of the Kansas BioScience Authority, an organization dedicated to the advancement of Kansas’ leadership in bioscience, an appointee to the Mayor’s Google Task Force in Kansas City, Missouri, as a director on The Kansas City Market Board of US Bank, and as a director of Children’s Mercy Hospital, J.E. Dunn Construction Group, Inc., and numerous other private, non-profit and civic organizations. Ms. Lawrence’s qualifications to serve as our director include her substantial financial expertise and her extensive service as a director with public and private organizations.

Mark A. Ruelle, age 56, has served as our director and president since May of 2011 and as our chief executive officer since August of 2011. Mr. Ruelle brings thirty-one years of business leadership experience to the board of directors. From 2003 to 2011, Mr. Ruelle was our executive vice president and chief financial officer. In that role, he had responsibility for large construction projects, information technology and human resources in addition to accounting, finance and investor relations. Between 1997 and 2002, Mr. Ruelle served in various executive positions at Sierra Pacific Resources, Inc., the owner of the largest electric utilities in Nevada. While there, Mr. Ruelle served four years as senior vice president and chief financial officer and one year as president of its Nevada Power Company unit. From 1986 to 1997, Mr. Ruelle worked for us in various executive positions. Mr. Ruelle was also a director and member of the audit, compensation and nominating and corporate governance committees of US BioEnergy Corporation from 2006 to 2008. Mr. Ruelle currently serves as a director, chairman of the nominating and governance committee and member of the audit committee of Houston Wire & Cable Company, a distributor of electrical wire and cable products and services based in Houston, Texas. Mr. Ruelle also serves as a director of the Edison Electric Institute, an association of shareholder owned electric companies, as a board member of GO Topeka Economic Partnership, a local civic organization, as a director of Stormont Vail Healthcare, an integrated health care system located in Topeka, Kansas. Mr. Ruelle was formerly an advisory board member for a privately-held sports apparel concern located in Kansas and vice chairman of the Electricity Information Sharing and Analysis Center, a collaboration between the electricity sector and the Department of Energy and the Electricity Sector Coordinating Council. Mr. Ruelle’s qualifications to serve as our director include his leadership experience, his financial expertise and his extensive utility industry experience.

Section 16(a) Beneficial Ownership Reporting Compliance

The SEC’s rules require our directors and executive officers to file reports of their holdings and transactions in our common stock. Based solely on our review of the reports filed under Section 16(a) of the Exchange Act and written representations that no other reports were required, we believe that, during the fiscal year ended December 31, 2017, all required filings applicable to our executive officers, directors and owners of more than ten percent of our common stock were made and that such persons were in compliance with the applicable requirements.

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

Audit Committee

The chairman of the Audit Committee is Mr. Hawley. The other members of the committee are Mr. Edwards, Mr. Farley and Mr. Soderstrom. The board of directors has determined that each of the members of the committee meets the experience and independence requirements of the rules of the New York Stock Exchange (“NYSE”). The board of directors has determined that at least one member of the committee possesses the qualifications of an audit committee financial expert as determined under Regulation S-K Item 407(d) of the Exchange Act and has designated Mr. Hawley as that expert.

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

Features. The Compensation Committee (the “Committee”), which administers our executive compensation program, believes the following features of our executive compensation program are especially important in supporting the program’s philosophy and objectives:

•	market median compensation is based primarily on data obtained by Willis Towers Watson from its annual survey of energy services companies, with the data adjusted based on revenues;

•	the reasonableness of the survey data is corroborated by comparing it to compensation data for a peer group that is also used to determine relative total shareholder return;

•	individual officer compensation is set based on individual officer considerations such as performance and experience;

•	the program provides for a significantly higher proportion of long-term incentive compensation than market median due to the absence of an annual short-term incentive;

•	50% of long-term incentive compensation is comprised of performance-based restricted share units with performance and vesting tied to our relative total shareholder return measured over a three-year period;

•	performance-based restricted share units pay out in a range from zero to 200% of the target level, depending upon whether our total shareholder return is above or below the targeted total shareholder return of a peer group measured over the applicable performance period;

•	each officer is required to own shares of our common stock valued at one to five times his or her base salary depending on his or her position;

•	officers do not receive perquisites;

•	officers do not have employment agreements;

•	the change in control agreements with our officers have only “double-trigger” provisions (that is, benefits would be paid under the change in control agreements only if the officer’s employment terminates for qualifying reasons following the change in control) and payments under these agreements are capped if necessary to avoid excise taxes; and

•	the Committee relies on an independent compensation consultant engaged by and reporting directly to the Committee.

Total Shareholder Return Performance. For compensation purposes, we calculated total shareholder return of approximately 48% for the three-year performance period ended in 2017. On a relative basis, this total shareholder return for the three-year performance period placed us at approximately the 57th percentile of the total shareholder return of our peer group. As a result, performance-based restricted share units with performance tied to relative total shareholder return for this period paid out at 117.85% of the target level, as shown in the table below. Please see “Executive Officer Compensation Program Structure—Long-Term Incentive Compensation” for information on this calculation. A detailed description of our financial results is included in Part II of the Original Filing.

	Total Shareholder Return Relative to Peer Group	Payout of Performance- Based Restricted Share Units
2015-2017 Target	50th percentile	100% of target
2015-2017 Actual	57.14th percentile	117.85% of target

Compensation Actions Taken During 2017. In 2017, the Committee, as part of its annual executive compensation review processes:

•	approved increases in base salaries for our named executive officers (excluding Mr. Ruelle, our chief executive officer) and other officers to more closely align compensation for our officer team with the market median; and

•	approved annual long-term incentive compensation grants for our named executive officers and other officers;

•	50% time-based restricted share units with three-year vesting; and

•	50% performance-based restricted share units with three-year vesting and performance measurement periods, and with performance measured by our total shareholder return relative to a peer group.

Consideration of Results of the 2017 Shareholder Advisory Vote. In October 2017, we provided our shareholders with an advisory vote on the 2016 named executive officer compensation as disclosed in our 2017 annual meeting proxy statement (a “say-on-pay” vote). Approximately 96% of the votes cast were in favor of the 2016 compensation of our named executive officers. The Committee regarded this result as evidence of strong shareholder support of our executive compensation philosophy and considered the advisory vote as a factor in its decision to continue our current executive compensation program.

Our shareholders also voted on their preferred frequency of the say-on-pay vote at the October 2017 meeting. Approximately 81% of the votes cast were in favor of an annual advisory vote on say-on-pay. Based on the preference indicated by our shareholders in October 2017, our Board of Directors reaffirmed its policy to hold the “say-on-pay” vote each year at the annual meeting of the shareholders.

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

In 2017, the Committee relied principally on market information provided by Willis Towers Watson derived from Willis Towers Watson’s 2016 Energy Services Executive Compensation Database. We refer to this database as the “Willis Towers Watson Database.” The database is an annual compilation of compensation for executive officer positions at a broad group of energy and utility companies nationwide prepared by Willis Towers Watson. The companies included in the Willis Towers Watson Database are listed at the end of this section. After discussing each of our officer positions with management and Meridian, including the duties and responsibilities associated with each position, Willis Towers Watson obtained data from its database for positions that in its judgment most closely corresponded to the positions held by our officers. Willis Towers Watson then aggregated the data for the identified positions and adjusted it using recognized statistical methods to account for the different total revenues of the companies in its database as compared to our revenues. Meridian reviewed this market data to ensure that Willis Towers Watson’s methodology was consistent with our executive compensation philosophy. The reports provided to the Committee showed market information for base salary and target annual total compensation for each benchmark position at the market median.

As an additional point of reference, the Committee also reviewed data derived by Meridian from the 2016 proxy statements for companies in the same peer group used to measure total shareholder return for performance-based restricted share units. The proxy data was used to compare the compensation levels of our named executive officers against the compensation of corresponding named executive officers of companies in the peer group. This comparison allowed the Committee to evaluate the reasonableness of the survey data and of our compensation program. The Committee may make compensation adjustments based on this comparison.

The companies included in the peer group for purposes of 2017 compensation decisions are listed below.

Company	2017 Revenues ($ billions)	Company	2017 Revenues ($ billions)
ALLETE, Inc.	1.4	NiSource, Inc.	4.9
Alliant Energy Corporation	3.4	Northwestern Corporation	1.3
Ameren Corporation	6.2	OGE Energy Corporation	2.3
Avista Corporation	1.4	Pinnacle West Capital Corporation	3.6
Black Hills Corporation	1.7	PNM Resources, Inc.	1.4
CMS Energy Corporation	6.6	Portland General Electric Company	2.0
El Paso Electric Company	0.9	SCANA Corporation	4.4
Great Plains Energy, Inc.	2.7	Vectren Corporation	2.7
IDACORP, Inc.	1.3
		Peer group median	2.3
		Westar Energy, Inc.	2.6

The Committee periodically reviews the peer group and may remove or add a company for various reasons, such as merger and acquisition activity.

Executive Officer Compensation Program Structure

Components. Our 2017 officer compensation program contained the following principal elements.

Program Element	Element Objectives	Element Features
Base Salary	• Provide competitive level of fixed cash compensation • Recognize strong performers

•  Evaluated in relation to market median reflecting factors unique to each officer’s role and responsibilities

•  Adjustments based on subjective evaluation of performance and responsibilities, as well as internal equity

•  No short-term incentive

No Annual Cash Incentive	• Provide incentive through long- term incentive compensation	• Absence of an annual cash incentive supports focus on long-term performance
Restricted Share Units	• Create long-term shareholder value • Align compensation with shareholder interests • Promote management team stability • Provide appropriate incentives

•  50-50 allocation of time-based and performance-based restricted share units except for mid-year officer promotions

•  Performance-based units pay out between zero and 200% of target based on relative total shareholder return compared to peer group

Pension and Other Benefits	• Provide competitive total compensation package	• 401(k) Plan matching • Group life insurance • Pension plan • Retirement benefit and 401(k) restoration plan

Consistent with our compensation philosophy and objectives, a significant portion of our officers’ annual total compensation is at risk or in the form of long-term incentives that align the interests of our officers with those of our shareholders. The following charts indicate the allocation of 2017 target annual total compensation approved in February 2017 between base salary and restricted share units for Mr. Ruelle and our other named executive officers.

Base Salary. Base salary provides our officers competitive fixed cash compensation. While the aggregate amount of the base salaries for all of the officers (named executive officers and all other officers) is targeted at approximately the market median, base salaries for individual officers are set above or below the market median for the reasons discussed above.

The Committee reviews base salaries annually. In February 2017, the Committee considered an adjustment to the compensation of Mr. Ruelle. Mr. Ruelle made no recommendation regarding his own compensation, nor was he present in any discussions or presentations regarding his compensation. The Willis Towers Watson market information provided to the Committee showed that Mr. Ruelle’s 2016 base salary approximated the market median base salary. The Committee decided to leave Mr. Ruelle’s base salary at $850,000.

In February 2017, the Committee approved increases in base salaries for our other named executive officers. The approved increases, which were based in part on the Willis Towers Watson market information and the recommendation of Mr. Ruelle, raised the aggregate amount of the base salaries for these officers to a level that was near the market median and reflected the Committee’s objective of providing a competitive executive compensation program in light of prevailing business and economic conditions.

Taking into account these adjustments, the following table shows prior base salaries and the new base salaries for the named executive officers as approved by the Committee in February 2017.

Name	Prior Base Salary ($)	March 2017 Base Salary ($)
Mark A. Ruelle	850,000	850,000
Greg A. Greenwood	430,000	445,000
Anthony D. Somma	425,000	440,000
Larry D. Irick	365,000	385,000
Bruce A. Akin	310,000	320,000

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

Long-Term Incentive Compensation.

Overview. The Committee approves long-term incentive compensation for our officers and other key employees who are in positions to make positive contributions to our long-term performance and to create shareholder value through the development and execution of our business strategies. For 2017, 50% of the named executive officers’ long-term incentive is in the form of time-based restricted share units and the other 50% is in the form of performance-based restricted share units. Because we do not provide an annual cash incentive, restricted share units make up a larger percentage of the target annual total compensation of our officers than does the long-term incentive compensation component of the target annual total compensation for officers of our peer group.

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

Time-based restricted share units vest in three years, subject to the officer’s continued employment through the vesting date. Performance-based restricted share units vest in three years, subject to satisfaction of performance measures tied to our total shareholder return relative to the total shareholder return for a peer group over the three-year performance period. Total shareholder return is equal to the difference between the value of a share of common stock at the beginning and end of the three-year performance period using the average closing price of our common stock for the twenty trading days preceding such days, plus dividends paid as if reinvested in stock. For this measure, our total shareholder return is compared to total shareholder return of a peer group for the same three-year period. See “Benchmarking” above for a list of the companies included in our peer group for purposes of 2017 compensation.

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

2017 Approvals. In February 2017 the Committee approved long-term incentives for officers, including the named executive officers, as reflected in the following table:

Name	2017 Target Annual Long-Term Incentive Compensation ($)(1)	2017 Time-Based Restricted Share Units (#)(2)	2017 Performance- Based Restricted Share Units (Target) (#)(2)
Mark A. Ruelle	2,650,000	23,360	23,360
Greg A. Greenwood	810,000	7,140	7,140
Anthony D. Somma	800,000	7,050	7,050
Larry D. Irick	540,000	4,760	4,760
Bruce A. Akin	335,000	2,955	2,955

(1)	These amounts consist of target annual total compensation less base salary.
(2)	The number of units, which are divided equally between time-based and performance-based units, is calculated using the average closing price of our common stock for the twenty trading days immediately preceding January 1, 2017, or $56.724 per share.

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

From time to time, in various circumstances, such as when an officer retires below age 60 or retires after age 60 but without ten years of service, the Committee considers one time payments or other arrangements, including the accelerated vesting of restricted share units, that it considers appropriate. No such payments or arrangements were made in 2017.

Pension and Retirement Plans. Our officers, including the named executive officers, participate in the same defined benefit pension plan that we make available to all of our employees.

Our named executive officers also participate in a retirement benefit restoration plan. As a result of having this plan, the retirement benefits for named executive officers are calculated on the same basis as benefits for other covered employees.

Officers who participate in our retirement plan as cash balance members also participate in a 401(k) benefit restoration plan. As a result of having this plan, we credit matching contributions to an account established for officers who participate in our retirement plan as a cash balance member in an amount determined irrespective of limitations on contributions to the 401(k) Plan imposed by the Internal Revenue Code.

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

During 2017, the Committee was assisted by Meridian, its compensation consultant. Prior to its engagement by the Committee in 2010, Meridian had not provided services to the Committee or the Company. In connection with its assignments in 2017, Meridian provided information to the Committee about market compensation practices in the utility industry and made recommendations related to the executive compensation program. Meridian also worked with management to develop market information for the Committee’s review in connection with the Committee’s consideration in February 2017 of adjustments to officer compensation. During 2017, Meridian provided no services to us other than those described above. The Committee considered the independence of Meridian using NYSE independence rules and found Meridian to be independent.

Management also worked with Willis Towers Watson to develop market information for the Committee’s review in connection with the Committee’s annual consideration of adjustments to officer compensation. In 2017, management also retained Willis Towers Watson on the Company’s behalf to provide services related to our benefit plans, including actuarial and consulting services and brokerage services in connection with post-retirement health insurance. The Willis Towers Watson data was reviewed by Meridian as the Committee’s independent consultant to ensure that Willis Towers Watson’s methodology was consistent with our executive compensation philosophy.

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

Tax Deductibility of Compensation. Under Section 162(m) of the Internal Revenue Code, we may not deduct compensation in excess of $1 million paid in any taxable year to certain employees. Performance-based compensation was not historically subject to the deduction limitation if certain requirements were met. However, Section 162(m) was amended by the Tax Cuts and Jobs Act of 2017, and the amendment repealed the performance-based deduction limitation, and also expanded the group of employees for which deducibility is disallowed. We are assessing the impact of Section 162(m), as amended, on our compensation programs. The Committee considers deductibility of compensation for federal income tax purposes in structuring our executive compensation program; however, to maintain flexibility in compensating executive officers in a manner designed to promote our various goals, the Committee may, but does not necessarily, design compensation programs based upon tax consequences.

Companies Included in the Willis Towers Watson 2016 Energy Services Executive Compensation Database

AES Corporation

AGL Resources

ALLETE

Alliant Energy

Ameren

American Electric Power

American Water Works

Areva

ATC Management

Atmos Energy

Avista

Black Hills

Boardwalk Pipeline Partners

California Independent System

Operator

Calpine

CenterPoint Energy

CH Energy Group

Cheniere Energy

Chesapeake Utilities

Cleco

CMS Energy

Colorado Springs Utilities

Covanta Corporation

CPS Energy

Direct Energy

Dominion Resources

DTE Energy

Duke Energy

Edison International

El Paso Electric

ElectriCities of North Carolina

Enable Midstream Partners

Energen

Energy Future Holdings

Energy Northwest

Energy Solutions

Energy Transfer Partners

EnLink Midstream

Entergy

EQT Corporation

ERCOT

Exelon

First Solar

FirstEnergy

Frank’s International

GE Energy

GE Oil & Gas

Genesis Energy

Idaho Power

ISO New England

ITC Holdings

JEA

Kinder Morgan

LG&E and KU Energy

Lower Colorado River

Authority

MDU Resources

Midcontinent Independent

System Operator

Monroe Energy

National Grid USA

New York Power Authority

NextEra Energy, Inc.

NorthWestern Energy

NOVA Chemicals

NRG Energy

NW Natural

OGE Energy

Oglethorpe Power

Old Dominion Electric

Omaha Public Power

Oncor Electric Delivery

ONE Gas

ONEOK

Orlando Utilities Commission

Otter Tail

Pacific Gas & Electric

Pinnacle West Capital

PJM Interconnection

PNM Resources

Portland General Electric

PPL

Public Service Enterprise

Group

Puget Sound Energy

Questar

Sacramento Municipal Utility

District

Salt River Project

SCANA

Sempra Energy

Sharyland Utilities LP

ShawCor

South Jersey Industries

Southern Company Services

Southwest Gas

Spectra Energy

STP Nuclear Operating

Talen Energy

TECO Energy

Tennessee Valley Authority

Texas Reliability Entity, Inc.

TransCanada

UGI

UIL Holdings

Unitil

UNS Energy

Vectren

Westar Energy

Williams Companies

Wisconsin Energy

Wolf Creek Nuclear

Xcel Energy

Compensation Committee Report

The Compensation Committee has reviewed and discussed with the Company’s management the Compensation Discussion and Analysis included in this Item 11. Based on that review and discussion, the Compensation Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Amendment to the Annual Report on Form 10-K for the year ended December 31, 2017.

The Compensation Committee Mollie H. Carter, Chairman Richard L. Hawley B. Anthony Isaac Sandra A.J. Lawrence

Summary Compensation Table

The following tables, narrative and footnotes discuss the compensation for 2015, 2016 and 2017 of our named executive officers.

Name & Principal Position	Year	Salary ($)(1)	Stock Awards ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3)	All Other Compensation ($)(4)	Total ($)
Mark A. Ruelle	2017	850,000	2,110,109	180,349	39,798	3,180,256
President and Chief Executive	2016	845,000	2,707,444	152,036	39,523	3,744,003
Officer	2015	812,500	2,263,051	60,955	37,985	3,174,491
Greg A. Greenwood	2017	442,500	644,956	395,506	12,976	1,495,938
Senior Vice President,	2016	426,667	861,817	338,842	12,712	1,640,038
Strategy	2015	405,833	714,795	112,714	12,664	1,246,006
Anthony D. Somma	2017	437,500	636,827	374,622	12,966	1,461,915
Senior Vice President,	2016	420,000	834,091	340,013	12,683	1,606,787
Chief Financial Officer and Treasurer	2015	391,667	699,612	134,032	12,645	1,237,956
Larry D. Irick	2017	381,667	429,971	337,563	13,107	1,162,308
Vice President, General	2016	361,667	552,672	258,340	12,823	1,185,502
Counsel and Corporate Secretary	2015	339,167	466,275	133,730	12,736	951,908
Bruce A. Akin	2017	318,333	266,925	292,797	12,745	890,800
Senior Vice President, Power	2016	306,667	353,507	227,558	12,482	900,214
Delivery	2015	286,667	297,665	35,073	12,443	631,848

(1)	See the Compensation Discussion and Analysis section earlier in this Item 11 for information about adjustments to base salaries in 2017.
(2)	Amounts reflect the aggregate grant date fair value of time-based restricted share units and performance-based restricted share units approved in 2017, as determined pursuant to Financial Accounting Standards Board Codification Topic 718. For additional information about the assumptions we used in calculating these amounts, see Note 12 in our Notes to Consolidated Financial Statements, Employee Benefit Plans, Stock-Based Compensation Plans, found in the Original Filing.

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

The grant date fair value for the time-based restricted share units is determined by multiplying the number of restricted share units granted by the closing stock price on the grant date of the underlying common stock. The grant date fair value for the performance-based restricted share units in 2017 is based on an accounting value of 99% of the target value for the annual long-term awards. Assuming achievement of the performance goals at the maximum level and the receipt of the maximum number of performance-based restricted share units, the aggregate grant date fair value of the restricted share unit awards in 2017 would be: Mr. Ruelle, $3,731,760; Mr. Greenwood $1,140,615; Mr. Somma, $1,126,238; Mr. Irick $760,410; and Mr. Akin, $472,061.

(3)	Amounts reported reflect the aggregate change in the actuarial present value of each named executive officer’s accumulated pension benefits. These values do not represent cash received by the named executive officers in the indicated years. Year-over-year changes in pension value are driven in large part by changes in actuarial pension assumptions. The material terms of our pension plans and the assumptions and methods used to determine these amounts are described following the Pension Benefits section in Item 11.
(4)	The following table identifies the amount of each item included in the All Other Compensation column of the Summary Compensation Table with respect to 2017 compensation.

Name	Company Matching 401(k) Plan Contributions ($)	Company 401(k) Restoration Plan Contributions ($)	Life Insurance ($)(a)	Discount on Stock for Compensation Program ($)(b)	Total ($)
Mark A. Ruelle	12,150	26,100	1,548	—	39,798
Greg A. Greenwood	12,150		826		12,976
Anthony D. Somma	12,150		816		12,966
Larry D. Irick	12,150		701	256	13,107
Bruce A. Akin	12,150		595		12,745

(a)	Amounts reflect premiums paid on term life insurance for the benefit of the named executive officers under our group term life insurance plan provided to all non-union employees.
(b)	Pursuant to a stock-for-compensation plan that was discontinued in 2001, executive officers could elect to receive restricted share units in lieu of cash compensation. Mr. Irick, a participant in this plan, previously made an irrevocable election to defer payout under the plan until his retirement. The amount in this column reflects the value of discounts received by Mr. Irick on share units acquired through reinvested dividends pursuant to the terms of the plan.

Grants of Plan-Based Awards

Annual long-term incentives were approved for each of the named executive officers in 2017 consisting of time-based restricted share units and performance-based restricted share units. See “Compensation Discussion and Analysis—Long-Term Incentive Compensation” for information about the terms of these restricted share units. The following table sets forth information about the grants.

		Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)(1)(2)(3)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)
Mark A. Ruelle	2/22/2017	—	—	—	23,360	1,243,920
	2/22/2017	—	23,360	46,720	—	866,189
Greg A. Greenwood	2/22/2017	—	—	—	7,140	380,205
	2/22/2017	—	7,140	14,280	—	264,751
Anthony D. Somma	2/22/2017	—	—	—	7,050	375,413
	2/22/2017	—	7,050	14,100	—	261,414
Larry D. Irick	2/22/2017	—	—	—	4,760	253,470
	2/22/2017	—	4,760	9,520	—	176,501
Bruce A. Akin	2/22/2017	—	—	—	2,955	157,354
	2/22/2017	—	2,955	5,910	—	109,571

(1)	Represents the aggregate grant date fair value of time-based and performance-based restricted share units in 2017, as determined pursuant to Financial Accounting Standings Board Codification 718.
(2)	The grant date fair value of time-based restricted share units reported in the All Other Stock Awards column is determined by multiplying the number of restricted share units by our closing stock price on the grant date ($53.25 on February 22, 2017). The grant date fair value for the performance-based restricted share units in 2017 is based on an accounting value of 99% of the target value for the annual long-term awards. See footnote 2 to the Summary Compensation Table for assumptions used in the calculation of these amounts.
(3)	Restricted share units with a three-year vesting period for time-based restricted share units and a three-year performance period for performance-based restricted share units.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information as of December 31, 2017, with regard to unvested restricted share units held by the named executive officers.

	Stock Awards
Name	Number of Shares or Units of Stock that Have Not Vested (#)(1)	Market Value of Shares or Units of Stock that Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Mark A. Ruelle	80,975	4,275,480	80,975	4,275,480
Greg A. Greenwood	25,410	1,341,648	25,410	1,341,648
Anthony D. Somma	24,830	1,311,024	24,830	1,311,024
Larry D. Irick	16,575	875,160	16,575	875,160
Bruce A. Akin	10,505	554,664	10,505	554,664

(1)	Represents the number of unvested time-based restricted share units. The vesting schedules are shown in the table below.
(2)	Reported market value equals the total number of unvested restricted share units multiplied by our closing stock price on December 29, 2017 of $52.80 per share.
(3)	Represents the target number of performance-based restricted share units that could be earned assuming the target performance criteria are met.

As of December 31, 2017, restricted share units that had not vested were subject to the vesting schedule indicated in the following table.

Name	Year of Award	Unvested Share Units (#)(1)	Unearned and Unvested Share Units (#)(2)	Vesting Date
Mark A. Ruelle	2015 2016 2017	28,320 29,295 23,360	28,320 29,295 23,360	January 1, 2018 January 1, 2019 January 1, 2020
Greg A. Greenwood	2015 2016 2017	8,945 9,325 7,140	8,945 9,325 7,140	January 1, 2018 January 1, 2019 January 1, 2020
Anthony D. Somma	2015 2016 2017	8,755 9,025 7,050	8,755 9,025 7,050	January 1, 2018 January 1, 2019 January 1, 2020
Larry D. Irick	2015 2016 2017	5,835 5,980 4,760	5,835 5,980 4,760	January 1, 2018 January 1, 2019 January 1, 2020
Bruce A. Akin	2015 2016 2017	3,725 3,825 2,955	3,725 3,825 2,955	January 1, 2018 January 1, 2019 January 1, 2020

(1)	Includes time-based restricted share units.
(2)	Includes the target number of performance-based restricted share units that may be earned by the named executive officers if the performance criteria are met.

Option Exercises and Stock Vested

The following table sets forth information about the value of shares of our common stock received by the named executive officers as a result of the vesting of restricted share units in 2017.

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mark A. Ruelle	94,335	5,315,777
Greg A. Greenwood	30,195	1,701,488
Anthony D. Somma	29,475	1,660,916
Larry D. Irick	20,040	1,129,254
Bruce A. Akin	12,495	704,093

The market value of the shares received by the named executive officers is based on our closing stock price on the date of vesting or the trading day immediately preceding the date of vesting in instances where the date of vesting was not a trading day.

Pension Benefits

The following table sets forth, at December 31, 2017, the present value of accumulated benefits payable to the named executive officers under our Retirement Plan, our Executive Salary Continuation Plan, and our Retirement Benefit Restoration Plan.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Mark A. Ruelle	Retirement Plan (final average earnings)	10.5	204,681	—
	Retirement Plan (cash balance)	15.0	393,834	—
	Executive Salary Continuation Plan	10.5	208,688	—
	Retirement Benefit Restoration Plan	n/a	457,778	—
Greg A. Greenwood	Retirement Plan (final average earnings)	25	1,167,371	—
	Retirement Benefit Restoration Plan	n/a	644,562	—
Anthony D. Somma	Retirement Plan (final average earnings)	19	1,047,762	—
	Retirement Benefit Restoration Plan	n/a	769,035	—
Larry D. Irick	Retirement Plan (final average earnings)	19	1,341,627	—
	Retirement Benefit Restoration Plan	n/a	382,027	—
Bruce A. Akin	Retirement Plan (final average earnings)	30.3	1,369,964	—
	Retirement Benefit Restoration Plan	n/a	136,262	—

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

The Retirement Plan uses two formulas to calculate benefits, a final average earnings formula for union employees hired prior to January 1, 2012 and non-union employees hired prior to January 1, 2002, and a cash balance formula for union employees hired (or re-hired) after December 31, 2011 and non-union employees hired (or re-hired) after December 31, 2001. “Final average earnings” generally means the average annual earnings of an employee measured over the sixty consecutive months that produce the highest monthly average within one hundred twenty consecutive months immediately preceding the employee’s termination or retirement date. Earnings related to restricted share units and dividend equivalents are not included in the calculation of final average earnings. In 2017, the Internal Revenue Code limited annual compensation that could be used in calculating pension benefits to $270,000.

Mr. Ruelle accrued vested benefits calculated under the final average earnings formula during periods of employment with us prior to recommencing employment with us (Mr. Ruelle rejoined us in January of 2003) and also accrued a benefit in 2017 calculated under the cash balance formula as a result of his current employment. Mr. Greenwood, Mr. Somma, Mr. Irick and Mr. Akin are accruing benefits calculated under the final average earnings formula as a result of their current employment.

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

Under the cash balance formula, a bookkeeping account is established for each plan participant and credited with interest and contribution credits. Participants may elect to receive benefits accrued under the cash balance formula either as an annuity or as a lump sum distribution. Interest is credited on a monthly basis during a plan year to each participant’s account using an annual rate of interest determined each December by a plan-specific formula. The formula uses the one-year Treasury Constant Maturities plus 1% and the 30-year Treasury Constant Maturities for the preceding November to determine the new annual rate of interest to be paid for the plan year. The annual interest rates applicable for 2015, 2016 and 2017 were 3.04%, 3.04% and 3.00%, respectively. Contribution credits are determined by multiplying the contribution rate applicable for each participant’s age (based upon the first day of the month) by the participant’s plan earnings for that particular month. The contribution rates are shown in the following table:

Age
Less than 30	4%
30 and above but less than 35	5%
35 and above but less than 40	6%
40 and above but less than 45	7%
45 and above but less than 50	8%
50 and above but less than 55	9%
55 and above but less than 60	10%
60 or more	12%

We calculated the amounts in the Present Value of Accumulated Benefit column in the Pension Benefits table above based on the same assumptions used for financial reporting purposes with respect to the Retirement Plan in our 2017 consolidated financial statements. For each named executive officer, we calculated the present value of his accrued pension benefit as of December 31, 2017, using a discount rate of 3.75% and a modified RP-2015 mortality table, projected generationally. Cash balance benefits were assumed to be paid in a lump sum at age 62. Benefits under the final average earnings formula were assumed to commence at the earliest unreduced retirement age (62) and be paid in a lump sum 90% of the time and a life annuity 10% of the time. The calculations assume that the named executive officers continue to live and will work until the earliest unreduced retirement age.

We caution that the values reported in the Present Value of Accumulated Benefit column in the table above are hypothetical and are calculated and presented pursuant to SEC regulations and are based on assumptions used in preparing our audited 2017 consolidated financial statements. The Retirement Plan uses a different method of calculating actuarial present value for the purpose of determining an actual lump sum payment, if any, under the plan. The change in pension value from year to year is subject to volatility in interest rates and may not represent the value that a named executive officer will actually accrue under the Retirement Plan during any given year when based on the Retirement Plan’s current definition of actuarial present value. As a result, the values in the table above do not represent the value that a named executive officer would receive from the Retirement Plan had he actually retired on December 31, 2017.

Executive Salary Continuation Plan

In addition to his benefits under our Retirement Plan, Mr. Ruelle accrued vested benefits for periods of employment prior to his rejoining us as an officer in early 2003 under an executive salary continuation plan. The estimated annual benefit payable to Mr. Ruelle under the plan upon retirement at or after age 62 is $16,072.

We calculated the present value of the benefits as of December 31, 2017 for the executive salary continuation plan in the Present Value of Accumulated Benefits column in the Pension Benefits table as a 15-year certain and life annuity using a discount rate of 3.75% and a modified RP-2015 mortality table, projected generationally. Mr. Ruelle is not accruing additional benefits under the plan as a result of his current employment. Mr. Greenwood, Mr. Somma, Mr. Irick and Mr. Akin are not participants in this plan.

Retirement Benefit Restoration Plan

The Westar Energy, Inc. Retirement Benefit Restoration Plan (“Restoration Plan”) replaces benefits lost under our Retirement Plan because of limitations imposed by the Internal Revenue Code on annual compensation that can be used in calculating pension benefits. Each of the named executive officers is a participant in our Restoration Plan. As a result of having this plan, the retirement benefits for named executive officers are calculated on the same basis as benefits for other covered employees.

Under the terms of our Restoration Plan, the benefit payable will be a monthly amount that is equal to the difference between the monthly amount that is payable to the participant under our Retirement Plan and the monthly amount that would be payable if the Plan were not subject to such limitations. The amount payable under the Restoration Plan will be determined in the form of a straight life annuity over the lifetime of the participant and will commence on the participant’s normal retirement date. We calculated the present value of the benefits as of December 31, 2017 using a discount rate of 3.75% and a modified RP-2015 mortality table, projected generationally. For this purpose, benefits were assumed to commence at the earliest unreduced retirement age (62).

401(k) Benefit Restoration Plan

Under the 401(k) Benefit Restoration Plan, we credit matching contributions to an account established for officers who participate in our retirement plan as a cash balance member in an amount determined irrespective of limitations on contributions to the 401(k) Plan imposed by the Internal Revenue Code. In general, a participant’s account will be distributed in a lump sum in cash on the first business day of the month following a change in control, or on the first business day of the seventh month following a separation from service (with accrued interest at the prime rate in effect on the date of the separation from service). Mr. Ruelle is the only named executive officer who participates in this plan due to his participation as a cash balance member under our Retirement Plan.

The following table sets forth, at December 31, 2017, certain information about the 401(k) Benefit Restoration Plan.

Name	Registrant Contributions During Last Fiscal Year ($) (1)	Aggregate Earnings During Last Fiscal Year ($) (2)	Aggregate Balance at Last Fiscal Year End ($)
Mark A. Ruelle	26,100	11,813	91,607

(1)	This amount is included in “All Other Compensation” in the Summary Compensation Table.
(2)	Plan balances are credited with gains and losses from measuring investments that track the employee’s investment elections in the 401(k) Plan. We do not credit above-market earnings or preferential earnings to amounts in the plan.

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

Termination and Change in Control Tables

The tables below show the payments we would make to each of the named executive officers following termination of his employment in various circumstances, including termination following a change in control. We made the following assumptions in calculating the payments to the named executive officers:

•	We assumed a termination date of December 31, 2017 as required by the applicable SEC regulations.

•	We made calculations consistent with the terms of his change in control agreement, if applicable, as described above.

•	We assumed each officer had been paid all base salary through the date of termination.

•	We used our closing common stock price on December 29, 2017 ($52.80) to value unvested time-based and performance-based restricted share units and used the target number of performance-based restricted share units (assumed total shareholder return on December 31, 2017 at the median of the peer group).

•	We included dividend equivalents earned on unvested performance-based restricted share units through the assumed termination date and included them in the amounts for Unvested Restricted Share Units and Performance-Based Restricted Share Units.

•	We used the average of the high and low stock price of our common stock on December 29, 2017 ($52.825) to determine the Annual RSU Grant (as defined above) value, as required by the terms of the change in control agreements.

•	We used our annual dividend of $1.60 per share on our common stock at December 31, 2017 to calculate dividend equivalents payable in the event of a qualifying termination following a change in control.

•	We omitted payments or benefits we provide to all salaried employees upon termination of employment in the applicable circumstances, including accrued unused vacation.

•	To calculate pension-related payments, we assumed, in the case of Mr. Ruelle, no change in pay or pay limits relating to the cash balance formula and we used two years of contribution credits as the present value. In the case of Mr. Greenwood, Mr. Somma, Mr. Irick and Mr. Akin, we assumed no change to the actual final average earnings used in the calculation and we used two additional years of pension service in calculating the pension value.

Mark A. Ruelle, President and Chief Executive Officer

Executive Benefits and Payments Upon Termination	Voluntary Termination By Officer ($)	Retirement, Death or Disability ($)	Termination by Company without Cause or by Officer for Good Reason ($)	Termination by Company for Cause ($)	Change in Control ($)	Qualifying Termination After Change in Control ($)
Base Salary						1,700,000
Unvested Restricted Share Units and Performance-Based Restricted Share Units		5,932,077			8,808,876	8,808,876
Annual RSU Grant Value						4,935,968
Dividend Equivalents						149,504
Medical and Welfare Plan Benefits						29,138
Accrued Sick Leave						98,077
Pension Related Payment						174,695

Total Before Change in Control Reduction (1)		5,932,077			8,808,876	15,896,258
Change in Control Reduction						4,011,381
Actual Payment		5,932,077			8,808,876	11,884,877

(1)	Pursuant to the terms of our change in control agreements with the named executive officers, the change in control payments are reduced to avoid payment of excise taxes.

Greg A. Greenwood, Senior Vice President, Strategy

Executive Benefits and Payments Upon Termination	Voluntary Termination By Officer ($)	Retirement, Death or Disability ($)	Termination by Company without Cause or by Officer for Good Reason ($)	Termination by Company for Cause ($)	Change in Control ($)	Qualifying Termination After Change in Control ($)
Base Salary						890,000
Unvested Restricted Share Units and Performance-Based Restricted Share Units		1,871,111			2,764,603	2,764,603
Annual RSU Grant Value						1,508,682
Dividend Equivalents						45,696
Medical and Welfare Plan Benefits						34,940
Accrued Sick Leave						51,346
Pension Related Payment						97,924

Total Before Change in Control Reduction(1)		1,871,111			2,764,603	5,393,191
Change in Control Reduction						1,558,097
Actual Payment		1,871,111			2,764,603	3,835,094

(1)	Pursuant to the terms of our change in control agreements with the named executive officers, the change in control payments are reduced to avoid payment of excise taxes.

Anthony D. Somma, Senior Vice President, Chief Financial Officer and Treasurer

Executive Benefits and Payments Upon Termination	Voluntary Termination By Officer ($)	Retirement, Death or Disability ($)	Termination by Company without Cause or by Officer for Good Reason ($)	Termination by Company for Cause ($)	Change in Control ($)	Qualifying Termination After Change in Control ($)
Base Salary						880,000
Unvested Restricted Share Units and Performance-Based Restricted Share Units		1,826,155			2,701,409	2,701,409
Annual RSU Grant Value						1,489,665
Dividend Equivalents						45,120
Medical and Welfare Plan Benefits						34,615
Accrued Sick Leave						50,769
Pension Related Payment						104,018

Total Before Change in Control Reduction(1)		1,826,155			2,701,409	5,305,596
Change in Control Reduction						1,573,944
Actual Payment		1,826,155			2,701,409	3,731,652

(1)	Pursuant to the terms of our change in control agreements with the named executive officers, the change in control payments are reduced to avoid payment of excise taxes.

Larry D. Irick, Vice President, General Counsel and Corporate Secretary

Executive Benefits and Payments Upon Termination	Voluntary Termination By Officer ($)	Retirement, Death or Disability ($)	Termination by Company without Cause or by Officer for Good Reason ($)	Termination by Company for Cause ($)	Change in Control ($)	Qualifying Termination After Change in Control ($)
Base Salary						770,000
Unvested Restricted Share Units and Performance-Based Restricted Share Units		1,216,591			1,803,201	1,803,201
Annual RSU Grant Value						1,005,788
Dividend Equivalents						30,464
Medical and Welfare Plan Benefits						15,112
Accrued Sick Leave						44,423
Pension Related Payment						148,189

Total Before Change in Control Reduction(1)		1,216,591			1,803,201	3,817,177
Change in Control Reduction						613,230
Actual Payment		1,216,591			1,803,201	3,203,947

(1)	Pursuant to the terms of our change in control agreements with the named executive officers, the change in control payments are reduced to avoid payment of excise taxes.

Bruce A. Akin, Senior Vice President, Power Delivery

Executive Benefits and Payments Upon Termination	Voluntary Termination By Officer ($)	Retirement, Death or Disability ($)	Termination by Company without Cause or by Officer for Good Reason ($)	Termination by Company for Cause ($)	Change in Control ($)	Qualifying Termination After Change in Control ($)
Base Salary						640,000
Unvested Restricted Share Units and Performance-Based Restricted Share Units		774,498			1,142,976	1,142,976
Annual RSU Grant Value						624,392
Dividend Equivalents						18,912
Medical and Welfare Plan Benefits						35,859
Accrued Sick Leave						36,923
Pension Related Payment						69,623

Total Before Change in Control Reduction(1)		774,498			1,142,976	2,568,685
Change in Control Reduction						405,567
Actual Payment		774,498			1,142,976	2,163,118

(1)	Pursuant to the terms of our change in control agreements with the named executive officers, the change in control payments are reduced to avoid payment of excise taxes.

Great Plains Energy Merger

On July 9, 2017, we entered into an amended and restated agreement and plan of merger with Great Plains Energy Incorporated, providing for a stock-for-stock merger of equals of Westar Energy and Great Plains Energy.

Our shareholders approved the amended and restated agreement and plan of merger on November 21, 2017. Page 146 of the definitive proxy statement filed in connection with the merger, which was dated October 10, 2017, identified potential change in control payments to our named executive officers in connection with the merger. The payments identified in the proxy statement relating to the merger differ from the information set forth above because the disclosure requirements, time periods and assumptions differ from those set forth in the definitive proxy statement relating to the merger. The payments named executive officers will receive, if any, will differ from the information set forth in the proxy statement relating to the merger and from what is set forth above.

CEO Pay Ratio

Beginning in 2018, we are required by the SEC to disclose the ratio of our principal executive officer’s annual total compensation to the annual total compensation of an employee whose compensation is at the median of all employee compensation (excluding the principal executive officer). As Chief Executive Officer and President, Mr. Ruelle is our principal executive officer.

To identify the median employee, we compiled a list of 2,241 employees who were employed full-time, part-time or seasonally on October 1, 2017. In accordance with SEC rules, we reviewed the total cash compensation for these employees as of December 31, 2017. We used the list, which excluded Mr. Ruelle’s compensation, to select our median employee.

Mr. Ruelle had 2017 total annual compensation of $3,180,256, as reflected in the Summary Compensation Table above. Our median employee’s total annual compensation for 2017, using the same methodologies and assumptions that were used to calculate Mr. Ruelle’s total annual compensation, was $108,475. As a result, we estimate that the ratio of Mr. Ruelle’s total annual compensation to that of our median employee was approximately 29:1.

Director Compensation

The following table describes the compensation paid in 2017 to our non-employee directors. Mr. Ruelle did not receive any compensation in his capacity as a director. Compensation paid to Mr. Ruelle in his capacity as an executive officer is presented above.

Name	Fees Earned Or Paid in Cash ($)(1)	Stock Awards ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Mollie H. Carter	92,500	85,000	2,891	122,619	303,010
Charles Q. Chandler IV	116,000	145,000	25,964	170,763	457,727
R.A. Edwards III	86,000	85,000	570	140,802	312,372
Jerry B. Farley	86,000	85,000	—	44,373	215,373
Richard L. Hawley	98,000	85,000	—	—	183,000
B. Anthony Isaac	91,500	85,000	—	—	176,500
Sandra A.J. Lawrence	91,500	85,000	2,848	82,857	262,205
S. Carl Soderstrom, Jr.	86,000	85,000	—	—	171,000

(1)	Amounts include annual retainers, paid quarterly. In 2017, we paid our non-employee directors an annual retainer of $70,000, except the chairman of the board who received an annual retainer of $110,000. Committee chairs received an additional annual retainer of $20,000 for the audit committee chair, $16,500 for the compensation committee chair and $13,500 for the chairs of the finance and nominating and corporate governance committees. Members of committees receive an additional retainer of $10,000 for audit committee members, $8,000 for compensation committee members and $6,000 for members of the finance and nominating and corporate governance committees.
(2)	On January 3, 2017, each outside director other than Mr. Chandler received 1,510 shares of our common stock with a grant date fair value of $84,862 and Mr. Chandler, as chairman of the board, received 2,576 shares with a grant date fair value of $144,771. Pursuant to Financial Accounting Standards Board Codification Topic 718, we determined the grant date fair values referred to above by multiplying the number of shares by the closing stock price of our common stock on the grant date. The number of shares received by Mr. Chandler and each of the other outside directors was based on stock award values of $145,000 and $85,000, respectively, and a methodology for determining the fair value per share that is slightly different from the methodology required for disclosure in the table above.
(3)	Amounts in this column reflect interest actually accrued on deferred cash compensation less the interest that would have accrued at 120% of the applicable long-term federal interest rate. Interest on deferred cash compensation accrues at a rate of 1% above the Prime Rate and compounds quarterly. “Prime Rate” is defined as the prime rate of interest in effect on the first business day of the applicable calendar year as such rate is reported by the Wall Street Journal. See “Election to Defer Compensation” below.
(4)	This column is comprised of the following components:

•	Dividends on deferred compensation paid in shares of our common stock and on deferred stock.

•	Interest on the aggregate of all compensation deferred in cash calculated at 120% of the applicable long-term federal interest rate.

•	Charitable contribution matching.

Dividends on deferred compensation paid in shares of stock and on deferred stock are credited to the director as if they had been reinvested in shares of our common stock at a share price equal to the average of the daily high and low prices of our common stock as reported on the New York Stock

Exchange for the three trading days immediately preceding the day the dividend is credited. The directors credited with dividend equivalents were Ms. Carter ($55,809), Mr. Chandler ($119,747), Mr. Edwards ($64,020), Mr. Farley ($44,373) and Ms. Lawrence ($51,589). The directors credited with dividend equivalents on deferred compensation payable in stock were Ms. Carter ($61,116), Mr. Edwards ($75,659) and Ms. Lawrence ($25,659).

Interest on deferred cash compensation was accrued and credited in 2017 to Ms. Carter ($5,694), Mr. Chandler ($51,016), Mr. Edwards ($1,123) and Ms. Lawrence ($5,609).

Non-employee directors are eligible to participate in our matching gift program on the same terms as our employees. Under this program, we will match on a dollar-for-dollar basis charitable contributions to Kansas colleges and universities made by directors, employees and their spouses up to $1,000 per household each year.

Election to Be Paid in Stock

A non-employee director may elect to have all or a portion of any cash fees paid in stock rather than cash in accordance with our Long Term Incentive and Share Award Plan. If a director elects to receive retainers in shares of our common stock, the number of shares to be distributed to a director in lieu of cash compensation is determined by dividing the elected dollar amount of cash compensation by the average of our high and low common stock price on the last day of the immediately preceding quarter (or, if such day was not a trading day, on the next preceding day the shares were traded) as reported on the New York Stock Exchange Composite Listing.

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

Non-Employee Director Compensation Process

Our Nominating and Corporate Governance Committee, which is comprised entirely of independent directors, is responsible for periodically reviewing and approving compensation for our non-employee directors. The committee seeks to provide an overall non-employee director compensation program that is generally aligned with the 50th percentile of our peer group. However, due to the variation in peer company non-employee director compensation and the fact that director compensation is not re-evaluated each year, in any given year overall non-employee director compensation may be above, at or below the market median. The committee reviews non-employee director compensation at our peer companies and relies in part on the advice on Meridian, an independent compensation consultant that is engaged by and reports to our Compensation Committee. The most recent adjustment to non-employee director compensation was made in 2015.

Our Long Term Incentive and Share Award Plan limits the value of equity that non-employee directors may be granted each year to five times the value of the current annual equity grant. The current annual grant limits for our non-executive chairman of the board is $725,000 and for other non-executive directors is $425,000.

Reimbursements

We reimburse directors for travel and other out-of-pocket expenses incurred by them that are incidental to attending meetings. We also reimburse directors for reasonable expenses relating to ongoing director education. In addition, we provide liability insurance to our directors under our directors and officers insurance policies.

Stock Ownership Policy

Under our director stock ownership policy, our directors are encouraged to own an amount of our common stock equal to five times the $70,000 annual cash retainer for directors ($350,000). The target number of shares is derived by dividing $350,000 by the company’s closing stock price on the last trading day of the previous year. The 2017 target was 6,211 shares based on a price of $56.35 on December 30, 2016. All of our directors have met their stock ownership target.

Compensation Committee Interlocks and Insider Participation

None of the Compensation Committee members has ever been an officer or employee of the Company, is or was a participant in a reportable “related person” transaction in 2017 or is an executive officer of another entity at which one of our executive officers serves on the board of directors. Please see Item 13 for a description of our policy on related person transactions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding beneficial ownership of our common stock on April 27, 2018 by each person who is known by us to own beneficially more than 5% of the outstanding shares of common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	BlackRock, Inc. (2) 55 East 52nd Street New York, NY 10055	19,013,752	13.4%
Common Stock	The Vanguard Group (3) 100 Vanguard Blvd. Malvern, PA 19355	12,884,729	9.06%
Common Stock	T. Rowe Price Associates, Inc. (4) 100 East Pratt Street Baltimore, MD 21202	12,186,925	8.57%

(1)	Based on the number of shares of our common stock outstanding on April 27, 2018.
(2)	As reported in a Schedule 13G/A filed with the SEC on January 19, 2018 by BlackRock, Inc., BlackRock Life Limited, BlackRock International Limited, BlackRock Advisors, LLC, BlackRock Capital Management, Inc., BlackRock (Netherlands) B.V., BlackRock Fund Advisors, BlackRock Institutional Trust Company, N.A., BlackRock Asset Management Ireland Limited, BlackRock Financial Management, Inc., BlackRock Japan Co. Ltd., BlackRock Asset Management Schweiz AG, BlackRock Investment Management, LLC, BlackRock Investment Management (UK) Ltd, BlackRock Asset Management Canada Limited, BlackRock (Luxembourg) S.A., BlackRock Investment Management (Australia) Limited, BlackRock Advisors (UK) Limited, BlackRock (Singapore) Limited, BlackRock Fund Managers, Ltd.
(3)	As reported in a Schedule 13G/A filed with the SEC on February 9, 2018 by The Vanguard Group, Vanguard Fiduciary Trust Company, and Vanguard Investments Australia, Ltd.
(4)	As reported in a Schedule 13G filed with the SEC on February 14, 2018 by T. Rowe Price Associates, Inc.

Security Ownership of Management

The following information relating to the ownership of shares of our common stock is furnished with respect to each of our current directors and named executive officers individually, and with respect to our current directors and executive officers as a group, as of April 27, 2018.

	Shares Beneficially Owned (1)		Percent of Class	Restricted Share Units (2)		Total
Outside Directors
Mollie H. Carter	83,405		*	—		83,405
Charles Q. Chandler, IV	96,905	(3)	*	—		96,905
R.A. Edwards, III	115,820	(4)	*	—		115,820
Jerry B. Farley	36,144	(5)	*	—		36,144
Richard L. Hawley	17,171		*	—		17,171
B. Anthony Isaac	30,850		*	—		30,850
Sandra A.J. Lawrence	54,569		*	—		54,569
S. Carl Soderstrom, Jr.	15,472		*	—		15,472
Management
Mark A. Ruelle	111,122	(6)	*	78,250		189,372
Greg A. Greenwood	28,177		*	24,100		52,277
Anthony D. Somma	31,874		*	23,615		55,489
Larry D. Irick	60,858		*	15,815		76,673
Bruce A. Akin	25,772	(7)	*	10,115		35,887
All directors and executive officers as a group (16 individuals)	786,304	(8)	*	177,725	(9)	964,029	(8)(9)

*	Represents less than 1% of our outstanding common stock.
(1)	Includes beneficially owned shares held in our 401(k) Plan, shares deferred under our Long Term Incentive and Share Award Plan in a stock-for-compensation program that was discontinued in 2001 and shares deferred under our Non-Employee Director Deferred Compensation Plan.
(2)	While not required to be reported, we include unvested time-based restricted share units held by executive officers because we believe this demonstrates how the interests of our executive officers and shareholders are aligned.
(3)	Includes 5,767 shares of our common stock that are held in a parental trust of which Mr. Chandler is a co-trustee.
(4)	Includes 3,574 shares of our common stock that are held by Mr. Edwards’ spouse. These shares are not subject to Mr. Edwards’ voting or investment power.
(5)	Includes 7,309 shares held in joint tenancy with Mr. Farley’s spouse.
(6)	Includes 18,317 shares held in a trust in the name of Mr. Ruelle’s spouse, of which Mr. Ruelle is the beneficiary.
(7)	Includes 26 shares held by Mr. Akin’s daughter.
(8)	Includes 78,165 shares of our common stock held by three other executive officers and shares referred to in items (3) through (7) above.
(9)	Includes 25,830 unvested time-based restricted share units held by three other executive officers.

Securities Authorized for Issuance Under Compensation Plans

The following table summarizes, as of December 31, 2017, the total shares of our common stock that may be received by holders of restricted share units and options upon the vesting of restricted share units and the exercise of currently outstanding options, the weighted average exercise price of those outstanding options and the number of shares of our common stock that are still available for future issuance under our equity compensation plans after considering the restricted share units and stock options currently outstanding.

Plan Category	Number of Shares To Be Issued Upon Exercise of Outstanding Options, Warrants And Rights (#)(1)	Number of Shares Remaining and Available for Future Issuance (#)
Long Term Incentive and Share Award Plan (the only equity compensation plan approved by our shareholders)	1,173,142	2,899,765
Any equity compensation plans not approved by our shareholders	—	—
Total	1,173,142	2,899,765

(1)	Includes shares issuable with respect to time-based and performance-based restricted share units, reinvested dividend equivalents, deferred restricted share unit grants, stock for compensation share units, director stock awards and deferred director retainer and meeting fees payable in stock.

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

Transactions with Related Persons, Promoters and Certain Control Persons

Certain Relationships with Directors. In determining that each of the members of our board of directors other than Mr. Ruelle is independent, the board considered and determined that the relationships described below are not material and do not cause the directors to fail to satisfy the standards for independence established by the NYSE. Mr. Chandler holds positions as a director and officer of INTRUST Bank, which has issued letters of credit related to the workers’ compensation program for the Wolf Creek nuclear power plant in which we have a 47% ownership interest and also holds a nominal amount of funds related to one of our employee association groups. Dr. Farley is a director of CoreFirst Bank, which holds nominal funds related to an employee political action committee and another employee association group. In addition, Dr. Farley and Mr. Ruelle serve on the Board of Directors of GO Topeka Economic Partnership, a civic organization that promotes economic growth in greater Topeka.

Policies and Procedures for Approval of Related Person Transactions. In February 2007, our board of directors formally adopted a policy with respect to related person transactions to document procedures where such transactions are reviewed, approved or ratified. The policy applies to any transaction in which the Company is a participant and any related person has a direct or indirect material interest and the amount involved exceeds $120,000. The Nominating and Corporate Governance Committee is responsible for reviewing, approving and ratifying any related person transaction. The Nominating and Corporate Governance Committee intends to approve only those related person transactions that are in, or are not inconsistent with, the best interests of the Company and its shareholders. There were no related person transactions in 2017.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Audit-Related Fees

Deloitte & Touche LLP has acted as our independent registered public accounting firm since 2002. The aggregate fees, including expenses, of Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates for the years ended December 31, 2017 and 2016 are as follows:

	2017	2016
Audit fees (1)	2,691,000	$2,215,000
Audit-related fees (2)	54,000	48,500

Total fees (3)	2,745,000	2,263,500

(1)	Audit fees relate to audits of our annual consolidated financial statements, our subsidiary’s annual financial statements, our internal control over financial reporting and our statutory or regulatory filings or engagements. They also include reviews of our quarterly financial statements and services related to filings made with the SEC, including comfort letters and consents, and accounting research in support of the foregoing activities. The 2017 audit fees include work related to our pending merger with Great Plains Energy, new accounting standards and the change in federal tax law at the end of 2017.
(2)	Audit-related fees relate to consultations associated with accounting and regulatory updates and the audit of the financial statements of employee benefit plans.
(3)	All audit and non-audit services were pre-approved by the Audit Committee or the Audit Committee’s chairman pursuant to authority delegated by the Audit Committee. Deloitte & Touche LLP did not provide any tax-related or other services to us in 2016 or 2017.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

All exhibits marked “I” are incorporated herein by reference. All exhibits marked with “*” are management contracts or compensatory plans or arrangements required to be identified by Item 15(a)(3) of Form 10-K. All exhibits marked “#” were filed on February 21, 2018, with the Form 10-K to which this Form 10-K/A relates. All exhibits marked “##” are filed with this Form 10-K/A.

Description

2	Agreement and Plan of Merger, dated as of May 29, 2016, by and among Westar Energy, Inc., Great Plains Energy Incorporated and a subsidiary of Great Plains Energy Incorporated (filed as Exhibit 2.1 to the Form 8-K filed on May 31, 2016) (schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, and Westar Energy will furnish the omitted schedules to the Securities and Exchange Commission upon request)	I

2(a)	Amended and Restated Merger Agreement, dated as of July 9, 2017, by and among Westar Energy, Inc., Great Plains Energy Incorporated, Monarch Energy Holding, Inc., King Energy, Inc. and, solely for the purposes set forth therein, GP Star, Inc. (filed as Exhibit 2.1 to the Form 8-K filed on July 10, 2017) (schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, and Westar Energy will furnish the omitted schedules to the Securities and Exchange Commission upon request)	I

3(a)	By-laws of Westar Energy, Inc., as amended April 28, 2004 (filed as Exhibit 3(a) to the Form 10-Q for the period ended June 30, 2004 filed on August 4, 2004)	I

3(b)	Restated Articles of Incorporation of Westar Energy, Inc., as amended through May 25, 1988 (filed as Exhibit 4 to the Form S-8 Registration Statement, SEC File No. 33-23022 filed on July 15, 1988)	I

3(c)	Certificate of Amendment to Restated Articles of Incorporation of Westar Energy, Inc. (filed as Exhibit 3 to the Form 10-K405 for the period ended December 31, 1998 filed on April 14, 1999)	I

3(d)	Certificate of Correction to Restated Articles of Incorporation of Westar Energy, Inc. (filed as Exhibit 3(b) to the Form 10-K for the period ended December 31, 1991 filed on March 30, 1992)	I

3(e)	Certificate of Amendment to Restated Articles of Incorporation of Westar Energy, Inc. (filed as Exhibit 3(c) to the Form 10-K for the period ended December 31, 1994 filed on March 30, 1995)	I

3(f)	Certificate of Amendment to Restated Articles of Incorporation of Westar Energy, Inc. (filed as Exhibit 3 to the Form 10-Q for the period ended June 30, 1994 filed on August 11, 1994)	I

3(g)	Certificate of Amendment to Restated Articles of Incorporation of Westar Energy, Inc. (filed as Exhibit 3(a) to the Form 10-Q for the period ended June 30, 1996 filed on August 14, 1996)	I

3(h)	Certificate of Amendment to Restated Articles of Incorporation of Westar Energy, Inc. (filed as Exhibit 3 to the Form 10-Q for the period ended March 31, 1998 filed on May 12, 1998)	I

3(i)	Certificate of Amendment to Restated Articles of Incorporation of Westar Energy, Inc. (filed as Exhibit 3(l) to the Form 10-K for the period ended December 31, 2002 filed on April 11, 2003)	I

3(j)	Certificate of Amendment to Restated Articles of Incorporation of Westar Energy, Inc. (filed as Exhibit 3(m) to the Form 10-K for the period ended December 31, 2002 filed on April 11, 2003)	I

3(k)	Certificate of Amendment to Restated Articles of Incorporation of Westar Energy, Inc. (filed as Exhibit 3(m) to the Form S-3 Registration Statement No. 333-125828 filed on June 15, 2005)	I

3(l)	Certificate of Amendment to Restated Articles of Incorporation of Westar Energy, Inc. (filed as Exhibit 3(m) to the Form 10-K for the period ended December 31, 2011 filed on February 23, 2012)	I

4(a)	Mortgage and Deed of Trust dated July 1, 1939 between Westar Energy, Inc. and Harris Trust and Savings Bank, Trustee (filed as Exhibit 4(a) to Registration Statement No. 33-21739)	I

4(b)	First and Second Supplemental Indentures dated July 1, 1939 and April 1, 1949, respectively (filed as Exhibit 4(b) to Registration Statement No. 33-21739)	I

4(c)	Sixth Supplemental Indenture dated October 4, 1951 (filed as Exhibit 4(b) to Registration Statement No. 33-21739)	I

4(d)	Fourteenth Supplemental Indenture dated May 1, 1976 (filed as Exhibit 4(b) to Registration Statement No. 33-21739)	I

4(e)	Twenty-Eighth Supplemental Indenture dated July 1, 1992 (filed as Exhibit 4(o) to the Form 10-K for the period ended December 31, 1992 filed on March 30, 1993)	I

4(f)	Thirty-Second Supplemental Indenture dated April 15, 1994 (filed as Exhibit 4(s) to the Form 10-K for the period ended December 31, 1994 filed on March 30, 1995)	I

4(g)	Senior Indenture dated August 1, 1998 (filed as Exhibit 4.1 to the Form 10-Q for the period ended June 30, 1998 filed on August 12, 1998)	I

4(h)	Form of Senior Note (included in Exhibit 4(g))	I

4(i)	Thirty-Fourth Supplemental Indenture dated June 28, 2000 (filed as Exhibit 4(v) to the Form 10-K for the period ended December 31, 2000 filed on April 2, 2001)	I

4(j)	Thirty-Sixth Supplemental Indenture dated as of June 1, 2004, between Westar Energy, Inc. and BNY Midwest Trust Company (as successor to Harris Trust and Savings Bank), to its Mortgage and Deed of Trust dated July 1, 1939 (filed as Exhibit 4.1 to the Form 8-K filed on January 18, 2005)	I

4(k)	Thirty-Ninth Supplemental Indenture dated June 30, 2005 between Westar Energy, Inc. and BNY Midwest Trust Company (as successor to Harris Trust and Savings Bank) to its Mortgage and Deed of Trust dated July 1, 1939 (filed as Exhibit 4.1 to the Form 8-K filed on July 1, 2005)	I

4(l)	Form of Forty-Second Supplemental Indenture, dated as of March 1, 2012 by and among Westar Energy, Inc., The Bank of New York Mellon Trust Company, N.A. and Judith L. Bartolini (filed as Exhibit 4.1 to the Form 8-K filed on February 29, 2012)	I

4(m)	Form of Forty-Second Supplemental (Reopening) Indenture, dated as of May 17, 2012 by and among Westar Energy, Inc., The Bank of New York Mellon Trust Company, N.A. and Judith L. Bartolini (filed as Exhibit 4.1 to the Form 8-K filed on May 16, 2012)	I

4(n)	Form of Forty-Third Supplemental Indenture, dated as of March 28, 2013, by and among Westar Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as successor trustee to Harris Trust and Savings Bank (filed as Exhibit 4.1 to the Form 8-K filed on March 22, 2013)	I

4(o)	Form of Forty-Fourth Supplemental Indenture, dated as of August 19, 2013, by and among Westar Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as successor trustee to Harris Trust and Savings Bank (filed as Exhibit 4.1 to the Form 8-K filed on August 14, 2013)	I

4(p)	Form of Forty-Fifth Supplemental Indenture, dated as of November 13, 2015, by and among Westar Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as successor to Harris Trust and Savings Bank (filed as Exhibit 4.1 to the Form 8-K filed on November 6, 2015)	I

4(q)	Form of Forty-Sixth Supplemental Indenture, dated as of June 20, 2016, by and among Westar Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as successor to Harris Trust and Savings Bank (filed as Exhibit 4.1 to the Form 8-K filed on June 17, 2016)	I

4(r)	Form of Forty-Seventh Supplemental Indenture, dated as of March 6, 2017, by and among Westar Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as successor to Harris Trust and Savings Bank (filed as Exhibit 4.1 to the Form 8-K filed on March 3, 2017) Instruments defining the rights of holders of other long-term debt not required to be filed as Exhibits will be furnished to the Commission upon request.	I

10(a)	Executive Salary Continuation Plan of Western Resources, Inc., as revised, effective September 22, 1995 (filed as Exhibit 10(j) to the Form 10-K for the period ended December 31, 1995 filed on March 27, 1996)*	I

10(b)	Amended and Restated Long-Term Incentive and Share Award Plan (filed as Exhibit 10 to the Form 8-K filed on May 6, 2011)*	I

10(c)	Amended and Restated Long-Term Incentive and Share Award Plan, effective January 1, 2016 (filed as Appendix B to the Proxy Statement filed on April 1, 2016)*	I

10(d)	Westar Energy, Inc. Form of Restricted Share Units Award (Grant Date February 24, 2016) (filed as Exhibit 10(f) to the Form 10-K for the period ended December 31, 2014 filed on February 25, 2015)*	I

10(e)	Westar Energy, Inc. Form of Performance Based Restricted Share Units Award (Grant Date February 24, 2016) (filed as Exhibit 10(g) to the Form 10-K for the period ended December 31, 2014 filed on February 25, 2015)*	I

10(f)	Westar Energy, Inc. Form of Restricted Share Units Award (Grant Dates February 22, 2017 Forward) (filed as Exhibit 10(f) to the Form 10-K for the period ended December 31, 2016 filed on February 22, 2017)*	I

10(g)	Westar Energy, Inc. Form of Performance Based Restricted Share Units Award (Grant Dates February 22, 2017 Forward) (filed as Exhibit 10(g) to the Form 10-K for the period ended December 31, 2016 filed on February 22, 2017)*	I

10(h)	Westar Energy, Inc. Non-Employee Director Deferred Compensation Plan, as amended and restated, dated as of October 20, 2004 (filed as Exhibit 10.1 to the Form 8-K filed on October 21, 2004)*	I

10(i)	Summary of Westar Energy, Inc. Non-Employee Director Compensation (filed as Exhibit 10(f) to the Form 10-K for the period ended December 31, 2015 filed on February 24, 2016)*	I

10(j)	Form of Amended and Restated Change in Control Agreement with Officers of Westar Energy, Inc. (filed as Exhibit 10(g) to the Form 10-K for the period ended December 31, 2015 filed on February 24, 2016)*	I

10(k)	Westar Energy, Inc. Retirement Benefit Restoration Plan (filed as Exhibit 10.1 to the Form 8-K filed on April 2, 2010)*	I

10(l)	Westar Energy, Inc. 401(k) Benefit Restoration Plan (filed as Exhibit 10(l) to the Form 10-K for the period ended December 31, 2014 filed on February 25, 2015)*	I

10(m)	Credit Agreement dated as of February 18, 2011, among Westar Energy, Inc. and several banks and other financial institutions or entities from time to time parties to the Agreement (filed as Exhibit 10.1 to the Form 8-K filed on February 22, 2011)	I

10(n)	First Extension Agreement dated as of February 12, 2013, among Westar Energy, Inc. and several banks and other financial institutions party thereto (filed as Exhibit 10.1 to the Form 8-K filed on February 15, 2013)	I

10(o)	Second Extension Agreement dated as of February 14, 2014, among Westar Energy, Inc. and several banks and other financial institutions or entities from time to time parties to the Agreement (filed as Exhibit 10(v) to the Form 10-K for the period ended December 31, 2013 filed on February 26, 2014)	I

10(p)	First Amendment to Credit Agreement and Lender Joinder Agreement, dated December 19, 2016, by and among Westar Energy, Inc. and the several banks and other financial institutions or entities from time to time parties thereto (filed as Exhibit 10.1 to the Form 8-K filed on December 20, 2016)	I

10(q)	Second Amendment to Credit Agreement, dated December 14, 2017, by and among Westar Energy, Inc. and the several banks and other financial institutions or entities from time to time parties thereto (filed as Exhibit 10.1 to the Form 8-K filed on December 14, 2017)	I

10(r)	Fourth Amended and Restated Credit Agreement dated as of September 29, 2011, among Westar Energy, Inc. and several banks and other financial institutions or entities from time to time parties to the Agreement (filed as Exhibit 10.1 to the Form 8-K filed on September 29, 2011)	I

10(s)	First Extension Agreement dated as of July 19, 2013, among Westar Energy, Inc. and several banks and other financial institutions or entities from time to time parties to the Agreement (filed as Exhibit 10(a) to the Form 10-Q for the period ended September 30, 2014 filed on November 5, 2014)	I

10(t)	Second Extension Agreement dated as of September 18, 2014, among Westar Energy, Inc. and several banks and other financial institutions or entities from time to time parties to the Agreement (filed as Exhibit 10(b) to the Form 10-Q for the period ended September 30, 2014 filed on November 5, 2014)	I

10(u)	Third Extension Agreement dated as of September 17, 2015, among Westar Energy, Inc. and several banks and other financial institutions or entities from time to time parties to the Agreement (filed as Exhibit 10 to the Form 10-Q for the period ended September 30, 2015 filed on November 3, 2015)	I

10(v)	Amendment Agreement, dated December 19, 2016, by and among Westar Energy, Inc. and the several banks and other financial institutions or entities from time to time parties thereto (filed as Exhibit 10.2 to the Form 8-K filed on December 20, 2016)	I

10(w)	Second Amendment Agreement, dated December 14, 2017, by and among Westar Energy, Inc. and the several banks and other financial institutions or entities from time to time parties thereto (filed as Exhibit 10.2 to the Form 8-K filed on December 14, 2017)	I

12	Computations of Ratio of Consolidated Earnings to Fixed Charges	#

21	Subsidiaries of the Registrant	#

23	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP	#

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#

31(c)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	##

31(d)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	##

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished and not to be considered filed as part of the Form 10-K)	#

101.INS	XBRL Instance Document	#

101.SCH	XBRL Taxonomy Extension Schema Document	#

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	#

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	#

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	#

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	#

SIGNATURE

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAR ENERGY, INC.

Date:	April 27, 2018	By:	/s/ ANTHONY D. SOMMA
Anthony D. Somma
Senior Vice President, Chief Financial Officer and Treasurer